Form 10-Q
period 1993-03-31
JWP INC/DE/
filed 1994-10-07
CIK 105634

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      QUARTERLY REPORT UNDER SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

- --------------------------------------------------------------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1993
                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from     to    .

- --------------------------------------------------------------------------------

                         Commission file number 0-2315
                                                ------

                                   JWP INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               11-2125338
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)

  SIX INTERNATIONAL DRIVE, RYE BROOK, N.Y.               10573
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)


             (914) 935-4000
    (REGISTRANT'S TELEPHONE NUMBER)

 (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                   REPORT)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days. Yes    No X
                                             ---   ---

  Number of shares of Common Stock outstanding as of the close of business on September 30, 1994: 41,523,993 shares.

                                    JWP INC.

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
 PART I--FINANCIAL INFORMATION

 Item 1    Financial Statements (unaudited)
           Condensed consolidated statements of operations--three months
            ended March 31, 1993 and 1992...............................     3
           Condensed consolidated balance sheets as of March 31, 1993
            and December 31, 1992.......................................     4
           Condensed consolidated statements of cash flows--three months
            ended March 31, 1993 and 1992...............................     5
           Notes to condensed consolidated financial statements.........     6
 Item 2    Management's discussion and analysis of interim financial
           information..................................................    13

 PART II--OTHER INFORMATION

 Item 3    Defaults Upon Senior Securities..............................    21
 Item 6    Exhibits and Reports on Form 8-K.............................    21

                         PART 1--FINANCIAL INFORMATION

               ITEM 1 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           JWP INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

                                                THREE MONTHS ENDED MARCH 31,
                                                ------------------------------
                                                     1993            1992
                                                --------------  --------------
REVENUES....................................... $      563,879  $      582,580
                                                --------------  --------------
COSTS AND EXPENSES
  Cost of sales................................        505,325         502,111
  Selling, general and administrative..........         57,870          83,210
  Restructuring charges........................            --            2,200
                                                --------------  --------------
                                                       563,195         587,521
                                                --------------  --------------
OPERATING INCOME (LOSS)........................            684          (4,941)
  Interest expense, net........................        (12,203)        (10,419)
                                                --------------  --------------
(LOSS) BEFORE INCOME TAXES.....................        (11,519)        (15,360)
  Provision (credit) for income taxes..........            311          (7,538)
                                                --------------  --------------
(LOSS) FROM CONTINUING OPERATIONS..............        (11,830)         (7,822)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS.....          1,718          (9,712)
CUMULATIVE EFFECT OF CHANGE IN METHOD OF
 ACCOUNTING FOR INCOME TAXES...................            --            4,315
                                                --------------  --------------
NET (LOSS)..................................... $      (10,112) $      (13,219)
                                                ==============  ==============
(LOSS) INCOME PER SHARE
  Continuing operations........................ $         (.30) $         (.20)
  Discontinued operations......................            .04            (.25)
  Cumulative effect of change in method of
   accounting for income taxes.................            --              .11
                                                --------------  --------------
  Net (loss)................................... $         (.26) $         (.34)
                                                ==============  ==============

           See notes to condensed consolidated financial statements.

                           JWP INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                        MARCH 31,  DECEMBER 31,
                                                          1993         1992
                                                       ----------- ------------
                                                       (UNAUDITED)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents...........................  $  40,698   $   86,836
  Accounts receivable, net............................    444,817      458,273
  Costs and estimated earnings in excess of billings
   on uncompleted contracts...........................     75,853       67,817
  Inventories.........................................      6,011        6,618
  Prepaid expenses and other..........................     10,906        9,746
  Net assets held for sale............................     51,979       32,894
                                                        ---------   ----------
TOTAL CURRENT ASSETS..................................    630,264      662,184
                                                        ---------   ----------
NET ASSETS HELD FOR SALE..............................     80,376       85,611
                                                        ---------   ----------
INVESTMENTS, NOTES AND OTHER LONG-TERM RECEIVABLES....     23,314       22,440
                                                        ---------   ----------
PROPERTY, PLANT AND EQUIPMENT, NET....................     46,928       51,087
                                                        ---------   ----------
OTHER ASSETS
  Excess of cost of acquired businesses over net as-
   sets, less amortization............................     60,139       61,542
  Miscellaneous.......................................     27,256       24,720
                                                        ---------   ----------
                                                           87,395       86,262
                                                        ---------   ----------
TOTAL ASSETS..........................................  $ 868,277   $  907,584
                                                        =========   ==========
LIABILITIES AND SHAREHOLDERS' (DEFICIT)
CURRENT LIABILITIES
  Notes payable.......................................  $   7,571   $    6,452
  Current maturities of long-term debt and capital
   lease obligations..................................      2,648        2,634
  Debt in default.....................................    501,007      501,007
  Accounts payable....................................    211,913      224,840
  Billings in excess of costs and estimated earnings
   on uncompleted contracts...........................    112,761      125,764
  Other accrued expenses and liabilities..............    152,253      166,398
                                                        ---------   ----------
TOTAL CURRENT LIABILITIES.............................    988,153    1,027,095
                                                        ---------   ----------
LONG-TERM DEBT........................................      3,308        4,111
                                                        ---------   ----------
OTHER LONG-TERM OBLIGATIONS...........................     63,390       52,357
                                                        ---------   ----------
SHAREHOLDERS' (DEFICIT)
  Preferred Stock, $1 par value, 25,000,000 shares au-
   thorized, 425,000 shares of Series A issued and
   outstanding........................................     21,250       21,250
  Common Stock, $.10 par value, 75,000,000 shares au-
   thorized, 40,855,250 and 40,754,051 outstanding,
   excluding 586,076 and 591,775 treasury shares......      4,085        4,075
  Warrants of Participation...........................        576          576
  Capital surplus.....................................    203,579      203,505
  Cumulative translation adjustment...................     (4,045)      (3,930)
  (Deficit)...........................................   (412,019)    (401,455)
                                                        ---------   ----------
TOTAL SHAREHOLDERS' (DEFICIT).........................   (186,574)    (175,979)
                                                        ---------   ----------
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT).........  $ 868,277   $  907,584
                                                        =========   ==========

           See notes to condensed consolidated financial statements.

                           JWP INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS) (UNAUDITED)

                                                THREE MONTHS ENDED MARCH 31,
                                                ------------------------------
                                                     1993            1992
                                                --------------  --------------
CASH FLOWS FROM OPERATIONS
  Net (Loss)...................................       $(10,112)       $(13,219)
  Non-cash expenses............................         12,198          36,272
  Cumulative effect of accounting change.......            --           (4,315)
  Change in operating assets and liabilities,
   excluding the effect of businesses disposed
   of and acquired.............................        (29,029)        (52,009)
                                                --------------  --------------
NET CASH (USED IN) OPERATIONS..................        (26,943)        (33,271)
                                                --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt.................            --           76,100
  Proceeds from issuance of common stock and
   exercise of stock options...................            --            1,518
  Payments of long-term debt and capital lease
   obligations.................................         (2,047)        (15,600)
  Preferred stock dividends....................            --             (452)
  (Decrease) in notes payable, net.............         (5,838)        (16,780)
                                                --------------  --------------
NET CASH (USED IN) PROVIDED BY FINANCING
 ACTIVITIES....................................         (7,885)         44,786
                                                --------------  --------------
CASH FLOWS FROM INVESTMENT ACTIVITIES
  Acquisition of businesses, net of cash
   acquired....................................            --           (4,940)
  Purchase of property, plant and equipment....         (5,056)         (9,140)
  Purchase of environmental facilities.........            --           (9,891)
  Proceeds from sale of businesses and other
   assets......................................          4,872             --
  Increase in cash balances of businesses held
   for sale....................................        (11,126)            --
  Other, net...................................            --           (3,084)
                                                --------------  --------------
NET CASH (USED IN) INVESTMENT ACTIVITIES.......        (11,310)        (27,055)
                                                --------------  --------------
(DECREASE) IN CASH AND CASH EQUIVALENTS........        (46,138)        (15,540)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD........................................         86,836          76,593
                                                --------------  --------------
CASH AND CASH EQUIVALENTS AT MARCH 31.......... $       40,698  $       61,053
                                                ==============  ==============

           See notes to condensed consolidated financial statements.

                           JWP INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A BASIS OF PRESENTATION

  The accompanying financial statements have been prepared assuming that JWP INC. (the "Company") will continue as a going concern. The matters discussed below raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to restructure its indebtedness in its Chapter 11 proceeding, obtain sufficient surety bonds to guarantee its performance of construction contracts, return to profitability, obtain new credit facilities and generate sufficient cash flow to meet its restructured and other obligations on a timely basis.

  The Company had a working capital deficit of $357.9 million after the reclassification of long-term debt in default and a shareholders' deficit of $186.6 million at March 31, 1993. Many of the Company's mechanical and electrical contracts require surety bonds to guarantee the performance of such contracts. The Company's surety bonding companies are reviewing bid and performance bond requests on a case-by-case basis for large construction projects and those with durations of more than two years. Further, the Company is experiencing significant constraints in its bonding line which has adversely affected its operations. In addition, a surety bonding company that had been the primary source of surety bonds for certain subsidiaries, which together comprised approximately 20% of the Company's 1993 revenues of those mechanical/electrical companies which the Company currently plans to retain, is no longer engaged in the business of issuing such bonds. As a result, these subsidiaries are currently not receiving such bonds. However, the absence of available surety bonding for these subsidiaries has not resulted in a material reduction in their backlog. The Company and these subsidiaries are actively engaged in discussions with another surety bonding company which has undertaken due diligence for the purpose of entering into a new surety bonding arrangement. However, there can be no assurance that such a new surety bonding arrangement will be entered into. The failure to obtain a new surety bonding company for these subsidiaries would materially adversely affect the Company.

  The Company is focused on returning to profitability and restructuring its operations primarily around a smaller international mechanical/electrical services business. The Company has formulated a business restructuring plan which includes the sale of its information services business, water supply business, several non-core businesses and certain mechanical/electrical services operations and the closing or downsizing of unprofitable operations. The proceeds from the sale of these businesses and other assets to date have been used for working capital and to reduce debt. There is no assurance that the Company will be able to consummate the remaining sales and, if consummated, whether the Company will realize the proceeds contemplated by the plan.

  As described in Note C, the Company is in default of covenants contained in its bank revolving credit agreement, senior note agreements, 12% subordinated note agreements and its 7 3/4% Convertible Subordinated Debentures and is presently in a Chapter 11 proceeding. The outstanding amount of such debt in default at December 31, 1993 was $501.0 million.

  On December 21, 1993, three holders of the Company's 7 3/4% Convertible Subordinated Debentures filed an involuntary petition under Chapter 11 of the U.S. Bankruptcy Code against the Company. The Company on February 14, 1994 consented to the entry of an order for relief under Chapter 11 of the U.S. Bankruptcy Code. At that time the Company adopted a proposed plan of reorganization and its subsidiaries continue to operate in the normal course of business. The Company's plan of reorganization, as amended (the "Plan of Reorganization"), was confirmed by the U.S. Bankruptcy Court on September 30, 1994. The Plan of Reorganization provides that the Company's creditors, other than subordinated noteholders, will exchange approximately $605 million of holding company debt for 100% of the equity of the reorganized Company and for approximately $136 million of notes of the reorganized Company and approximately $48 million of notes of a newly organized subsidiary. Holders of approximately $18 million of subordinated debt will exchange their notes for warrants to purchase common stock in the reorganized Company. Additionally, holders of the Company's common and preferred stock and warrants of participation will have their JWP securities canceled and will receive warrants to purchase common stock in the reorganized Company. With the exception of approximately $62 million of new notes to be due in 2001, substantially all of the new debt is expected to be paid from the proceeds of assets sales.

  The Company is working to make distributions under its Plan of Reorganization as soon as possible in the Fall of 1994. The actual date on which the Company will emerge from Chapter 11 is subject to certain conditions to the Plan of Reorganization becoming effective being satisfied, including the obtaining of a new working capital line which is in the process of being negotiated. However, there can be no assurance that the Plan of Reorganization will become effective or, if so, its timing.

  The Company's mechanical/electrical services, water supply and other operating subsidiaries are not parties to the Chapter 11 proceeding. All operating subsidiary obligations continue to be paid in the ordinary course of business.

  In April 1992, the Company announced its intention to sell its water supply business. However, in July 1993, the Company's Board of Directors decided not to proceed with the sale due to uncertainties created by the then pending rate-related matters and litigation which are described in Note H. In December 1993, the Company's subsidiary, Jamaica Water Supply Company ("JWS"), entered into an agreement with respect to the rate-related proceedings and litigation thereby eliminating significant uncertainties relating to the water supply business. This agreement was approved by the New York State Public Service Commission on February 2, 1994. Accordingly, the Company reinstated its plan of sale in the first quarter of 1994. In March 1993, the Company's Board of Directors approved the disposition of the Company's U.S. information services business. The Board of Directors had previously decided to sell the Company's overseas information services subsidiaries. Operating results for all periods presented have been reclassified to reflect the Company's information services business and water supply business as discontinued operations (see Note D).

  As indicated above, the Company has developed a business restructuring plan which also contemplates the sale of certain of its mechanical/electrical services business units, its water supply business and certain other non-core businesses. The net assets of businesses to be sold have been classified in the condensed consolidated balance sheets as of March 31, 1993 and December 31, 1992 as "Net assets held for sale" and carried as either current or long-term assets on the basis of their actual or expected disposition dates.

  As a result of the restatement of the Company's first and second quarter earnings of 1992 and write-offs and losses announced by the Company on August 4, 1992 and on October 2, 1992, a consolidated class action lawsuit for unspecified damages was filed against the Company, certain former officers and directors, four current directors, a former subsidiary company officer and the Company's then independent auditor, Ernst & Young. The complaint alleges violations of Section 10(b) of the Securities and Exchange Act of 1934, Rule 10b-5 promulgated thereunder and common law fraud and deceit on the part of the Company and other named defendants. The Company has denied the material allegations contained in the complaint. The parties are now engaged in the discovery proceedings. However, under the terms of the Plan of Reorganization, claimants in the class action litigation will not be entitled to recover damages, if any, from the Company, although they will receive warrants to purchase common stock of the reorganized Company.

  In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and the results of its operations. The results of operations for the three months ended March 31, 1993 are not necessarily indicative of the results to be expected for the year ended December 31, 1993. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1992.

NOTE B NET (LOSS) PER SHARE

  Net loss per common share for the three month period ended March 31, 1993 and 1992 has been calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents relating to stock options outstanding when the effect of such equivalents are dilutive (40,790,305 and 40,396,534 for the three months ended March 31, 1993 and 1992, respectively). For 1993 and 1992, per common share loss from continuing operations and net loss reflect dividends of $0.452 million for the three month periods which were paid or accrued on the Company's preferred stock. Cumulative unpaid dividends through March 31, 1993 aggregate $0.9 million.

NOTE C DEBT IN DEFAULT

  Debt in default consists of (in thousands):

   Notes payable to banks under revolving credit facility at prime plus 3/4%........................................................ $155,795
   Senior notes, payable to insurance companies, 9.1% to 10.95%......  328,572
                                                                      --------
   Total senior debt.................................................  484,367
   Subordinated notes, payable to insurance companies, 12%...........    9,600
   7 3/4% Convertible Subordinated Debentures........................    7,040
                                                                      --------
                                                                      $501,007
                                                                      ========

  The Company has failed to make principal payments on its senior notes and 12% subordinated notes and is in default under various financial covenants contained in the loan agreements pursuant to which these notes were issued, including covenants requiring maintenance of minimum tangible net worth and minimum current ratio. Its bank revolving credit facility contains certain financial and other covenants, including covenants requiring maintenance of minimum tangible net worth and minimum current ratio, under which the Company is in default. As a result, the entire amount of such notes and bank indebtedness has been classified in the accompanying condensed consolidated balance sheets as "Debt in default". Additionally, the Company has not made scheduled semiannual interest payments since September 1, 1993 with respect to its 7 3/4% Convertible Subordinated Debentures and, accordingly, such debentures have been classified as "Debt in default" in the accompanying condensed consolidated balance sheets.

  Commencing in April 1993, the Company ceased making payments of principal and interest under its revolving credit facility and on its senior and subordinated notes. Interest continued to accrue in accordance with the provisions of the loan agreements pursuant to which these notes were issued which in certain circumstances include default rates of an additional 2% and in one case 4% until December 21, 1993, the date on which an involuntary bankruptcy petition was filed against the Company. At March 31, 1993 and December 31, 1992, accrued interest applicable to debt in default was $9.3 million and $5.8 million, respectively. Such amounts are included in "Other accrued expenses and liabilities" in the accompanying condensed consolidated balance sheets. The Company has pledged to the holders of its senior notes and bank indebtedness the common stock of certain subsidiaries held for sale and certain proceeds from the sale of one of those subsidiaries which have a combined net book value of $21.5 million as of March 31, 1993.

  Certain of the Company's loan agreements contain covenants which restrict its ability to pay dividends on its common stock. As indicated, the Company is in default under these loan agreements and is in a Chapter 11 proceeding.

  See Note A with respect to the contemplated exchange of the debt in default for new debt and equity securities under the Plan of Reorganization, which was confirmed on September 30, 1994 by the U.S. Bankruptcy Court.

NOTE D DISCONTINUED OPERATIONS

  In March 1993, the Company's Board of Directors approved the disposition of the Company's U.S. information services business. The Board of Directors had previously decided to sell the Company's overseas information services businesses. Accordingly, operating results of the information services businesses have been classified as discontinued operations. In August 1993, the Company sold substantially all of its U.S. information services business. The assets of the information services group consist primarily of inventory held for resale and accounts receivable. Under the terms of the sale agreement, the purchaser assumed the debt and other liabilities relating to the ongoing operations of the business. The Company received warrants to buy up to 10% of the purchaser's common stock for a nominal amount. The Company has assigned no value to these warrants. At March 31, 1993 and December 31, 1992 the net assets of the information services group are included in "Net assets held for sale" in the accompanying condensed consolidated balance sheets.

  In April 1992, the Company announced its intention to sell its water supply business. However, in July 1993, the Company's Board of Directors decided not to proceed with the sale due to uncertainties created by the then pending rate-related proceedings and litigation. In December 1993, JWS entered into an agreement with respect to the rate-related proceedings and litigation. This agreement was approved by the New York Public Service Commission on February 2, 1994. Accordingly, the Company reinstated its plan of sale in the first quarter of 1994. The financial statements for all periods presented reflect the water supply business as discontinued operations.

  See Note H with respect to the status of a proceeding initiated in 1988 by the City of New York to acquire by condemnation all of the water distribution system of JWS that is located in New York City.

  The assets of the water supply business consist primarily of utility plant and equipment which are located in Nassau and Queens Counties in the State of New York. The net assets of the water supply business, which aggregate $58.0 million and $57.2 million at March 31, 1993 and December 31, 1992, respectively, are classified as a long-term asset in the accompanying condensed consolidated balance sheets under the caption "Net assets held for sale".

  Combined operating results of discontinued operations are as follows (in thousands):

                                                              1993      1992
                                                            --------  --------
Revenues................................................... $408,057  $470,694
Costs and expenses.........................................  400,924   478,381
                                                            --------  --------
Operating income (loss)....................................    7,133    (7,687)
Interest expense...........................................   (5,415)   (5,237)
                                                            --------  --------
Income (loss) before taxes.................................    1,718   (12,924)
(Credit) for income taxes..................................      --     (3,212)
                                                            --------  --------
Income (loss) from discontinued operations................. $  1,718  $ (9,712)
                                                            ========  ========

NOTE E OTHER BUSINESSES SOLD AND NET ASSETS HELD FOR SALE

  The Company has sold its remaining rental equipment business and certain other assets in the first three months of 1993 for cash proceeds of $4.9 million. The Company's Board of Directors has approved a plan for the sale of the Company's remaining energy and environmental related businesses, other non-core businesses and certain mechanical/electrical operations. The operating results of these businesses are included in (loss) income from continuing operations.

  Revenues and operating income of the other businesses sold and held for sale for the three months ended March 31, 1993 and 1992 are as follows (in thousands):

                                                                 1993     1992
                                                                ------- --------
   Revenues.................................................... $98,746 $133,108
   Operating Income............................................     182    4,016

  The condensed balance sheet relating to net assets held for sale including discontinued operations as of March 31, 1993 is as follows (in thousands):

Cash................................................................ $ 36,423
Accounts receivable, net............................................  324,614
Costs and estimated earnings in excess of billings..................   34,530
Inventories.........................................................  184,711
Other current assets................................................   26,110
                                                                     --------
Property, plant and equipment, net..................................  195,670
Other assets........................................................   25,134
                                                                     --------
                                                                     $827,192
                                                                     ========

Notes payable....................................................... $ 44,422
Current maturities of long-term debt and capital lease obligations..    8,390
Accounts payable....................................................  345,891
Billings in excess of costs and estimated earnings..................   19,343
Other accrued expenses..............................................  159,378
                                                                     --------
                                                                      577,424
Long-term debt......................................................   74,854
Other long-term liabilities.........................................   42,559
Net assets held for sale--current...................................   51,979
Net assets held for sale--long-term.................................   80,376
                                                                     --------
                                                                     $827,192
                                                                     ========

NOTE F INSURANCE RESERVES

  The Company is primarily insured with a wholly-owned captive insurance subsidiary ("Defender") for its workers' compensation, automobile and general liability insurance. At March 31, 1993, the Company and Defender had letters of credit outstanding totaling $38.2 million which in effect secure their insurance obligations. The letters of credit were intended to serve as collateral for the obligations of Defender to reimburse the Company's unrelated insurance carriers for claims paid with respect to certain years' insurance programs. Letters of credit of $34.9 million and $1.5 million expire in December 1994 and February 1995, respectively. Letters of credit of $1.8 million expired subsequent to March 31, 1993. Since October 1992, neither the Company nor Defender has been able to obtain additional letters of credit to secure their insurance obligations and, as a result, have been required to make cash collateral deposits with an unrelated third party insurance company to secure those types of obligations. The deposits totaled $11.2 million and $7.7 million as of March 31, 1993 and December 31, 1992, respectively, and are classified as a long-term asset in the accompanying condensed consolidated balance sheets under the caption "Miscellaneous Assets."

NOTE G INCOME TAXES

  Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The cumulative effect of adopting SFAS 109 was to record an income tax benefit of $4.3 million or $0.11 per share as of January 1, 1992. Such amount has been reflected in the Condensed Consolidated Statements of Operations under the caption "Cumulative Effect of Change in Method of Accounting for Income Taxes."

  The Company has substantial net operating loss carry-forwards ("NOL") for U.S. income tax purposes expiring in years through 2008. As of March 31, 1993 the Company has provided a valuation allowance for the full amount of such NOLs.

NOTE H LEGAL PROCEEDINGS

  Since August 1992 nineteen purported class action lawsuits have been filed against the Company arising out of the restatements of earnings, write-offs and losses announced by the Company on August 4, 1992 and October 2, 1992. Pursuant to Stipulation and Court Order, on January 15, 1993, a single consolidated amended class action complaint (the "Complaint") was filed. The Complaint names as defendants the Company, certain former officers and directors, four current directors, a former subsidiary officer and the Company's then independent auditor, Ernst & Young.

  The Complaint alleges violations of Section 10(b) of the Securities and Exchange Act of 1934, Rule 10b-5 promulgated thereunder and common law fraud and deceit on the part of the Company and certain other defendants. Among other things, the Company is alleged to have intentionally and materially overstated its inventory, accounts receivable and earnings in various public disseminations during the purported class period May 1, 1991 through October 2, 1992. The Complaint seeks an unspecified amount of damages. The Company has denied the material allegations contained in the Complaint. The parties are now engaged in discovery proceedings. However, under the Plan of Reorganization, no damages will be recoverable from the Company by claimants in the class action litigation, although they will receive warrants to purchase common stock of the reorganized Company.

  The Company had been informed by the Securities and Exchange Commission (the "SEC") that it was conducting a private investigation to determine whether there have been violations of certain provisions of the federal securities laws and/or the rules and regulations of the SEC in connection with the Company's financial records, reports, and public disclosures. The Company has been cooperating with the SEC's staff and has voluntarily produced requested documents and information. On April 12, 1994, the SEC's staff informed the Company of its intention to recommend that the SEC file a civil injunction against the Company. The Company is currently engaged in discussions with the SEC's staff concerning a possible consensual resolution of the matter.

  In January 1992 the Public Service Commission of the State of New York ("PSC") ordered its staff to perform an audit covering all aspects of operations of JWS. The audit report alleged that mismanagement and imprudence on the part of JWS may have resulted in excess charges to its customers of up to $10.6 million. Based on the audit report, in June 1992 the PSC instituted a proceeding requiring JWS to demonstrate that its rates charged to customers are not excessive and provided for an investigation of JWS' management practices. As part of this proceeding and citing the audit report's assertion without receiving the audit report in evidence, the PSC ordered that $10.6 million of JWS' annual revenues be made temporary and subject to refund, effective August 6, 1992, pending the completion of the investigation.

  Between December 1992 and May 1993 representatives of JWS, the PSC, consumer advocate groups, the County of Nassau, the Town of Hempstead and others appeared and submitted testimony in the PSC proceedings. On June 3, 1993, the PSC issued an order suspending hearings and appointed two administrative law judges for the purpose of effecting a settlement. Negotiations among the parties and the settlement judges were ongoing from that time.

  In addition on February 5, 1993 the County of Nassau filed a complaint in the Supreme Court of the State of New York alleging that JWS intentionally filed false rate applications with the PSC and, as a result, for the period from March 31, 1987 through March 31, 1992, JWS had earnings that exceeded its projections by $8.7 million. The complaint alleged that this conduct constituted violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO") and common law fraud.

  On December 22, 1993 JWS, the New York State Consumer Protection Board, Nassau County, certain other governmental bodies and a consumer advocate group entered into an agreement that ended the several regulatory and legal proceedings against JWS. The agreement was approved by the PSC on February 2, 1994. The agreement provides for, among other things, a three year general rate case moratorium, resolution of the economic issues raised by the PSC arising from its 1992 audit of JWS, settlement of related litigation and the dismissal of Nassau County's RICO lawsuit against JWS. JWS agreed, in consideration of avoided litigation and other costs associated with the proceedings, to make payments over the period January 1994 through December 1996 totaling $11.7 million to customers in Nassau and Queens Counties in the State of New York. In connection with this settlement, the Company provided for a pre-tax charge of $7.0 million in the fourth quarter of 1992. The agreement also provides that JWS will use its best efforts to bring about the separation of Jamaica Water Securities Corp., a subsidiary of the Company which holds substantially all the common stock of JWS, from the Company.

  In 1986 the State of New York enacted a statute requiring the City of New York (the "City") to acquire by condemnation all of the JWS property constituting or relating to its water distribution system located in the City only if a Supreme Court of the State of New York (the "Supreme Court") decides that the amount of compensation to be paid for the system is determined solely by the income capitalization method of valuation. If the Court determines compensation by a method other than the income capitalization method or the award is for more than the rate base of the condemned assets, the statute permits the City to withdraw the proceeding without prejudice or costs. In 1988, the City instituted a proceeding pursuant to the statute to acquire the system which constitutes approximately 75% of JWS' water utility plant. JWS argued at trial that the judicially recognized method for valuing public utility property is by the method known as "Reproduction Cost New, Less Depreciation". JWS also sought consequential and severance damages that would result from separating the JWS Nassau County water supply system from that in the City. The aggregate amount sought by JWS as of December 31, 1987 was approximately $924 million. The City submitted its income capitalization valuation, as of December 31, 1987, at approximately $63 million.

  In June 1993 the Supreme Court dismissed the City's petition. The Supreme Court concluded, among other things, that the statute is unconstitutional because it directs the Court to render an advisory opinion.

  In February 1994 the New York Court of Appeals held constitutional a nearly-identical statute dealing with another water utility. In April 1994, upon a request made by the City for reconsideration, the Supreme Court stated that it would reconsider its prior decision in light of the February decision of the Court of Appeals. The Company cannot predict when or if the Supreme Court will conduct further proceedings under the statute nor is it possible to predict what the decision of the Supreme Court might be if it decides to value the JWS property or the effect of the pending litigation on the proposed sale of JWS.

  In 1993 the Company's French and Belgian information services subsidiaries filed petitions in their respective countries seeking relief from their creditors. The French and Belgian subsidiaries have outstanding unsecured credit facilities which are guaranteed by the Company aggregating $5.9 million. Such amount was provided for as a loss in the fourth quarter of 1992.

  As described in Note D, in August 1993 the Company sold its U.S. information services business. In October 1993 the subsidiary formerly carrying on this business filed a voluntary petition under Chapter 7 of the U.S. Bankruptcy Code.

  In connection with an investigation of the plumbing industry being conducted by the New York County District Attorney's office, two related subsidiaries of the Company engaged in the plumbing business in New York City have received subpoenas for certain of their books and records. The subsidiaries have complied with those subpoenas. Additionally, certain employees of these subsidiaries have been subpoenaed to testify as witnesses before a grand jury and those employees have complied with the subpoenas.

  The Company is involved in other legal proceedings and claims which have arisen in the ordinary course of business. The Company cannot predict the outcome thereof or the impact that an adverse result will have upon its financial position or the results of its operations.

NOTE I ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

  Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106, "Accounting For Postretirement Benefits Other Than Pensions" (SFAS 106). The estimated present value of the accumulated postretirement benefit obligations under SFAS 106 approximated $7.0 million at January 1, 1993. The adoption of SFAS 106 did not have a material impact upon the Company's consolidated results of operations.

  The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" (SFAS 112) which the Company adopted effective January 1, 1994. The estimated present value of the Company's accumulated post-employment benefit obligations under SFAS 112 is $2.1 million as of January 1, 1994, which includes obligations for short-term disability and employee severance benefits.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL INFORMATION

RESULTS OF OPERATIONS

  Revenues for the first quarter of 1993 were $563.9 million compared to $582.6 million in the first quarter of 1992. In the first quarter of 1993 the Company incurred a net loss of $10.1 million or $0.26 per share compared to a net loss of $13.2 million or $0.34 per share in the first quarter of 1992. Loss from continuing operations in the first quarter of 1993 was $11.8 million or $0.30 per share compared to a loss of $7.8 million or $0.20 per share in the year earlier period. In the first quarter of 1993 income from discontinued operations was $1.7 million or $0.04 per share compared to a loss of $9.7 million or $0.25 per share in the first quarter of 1992. The net loss in the first quarter of 1992 includes an income tax benefit of $4.3 million or $0.11 per share as a result of the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

  On December 21, 1993, three holders of the Company's 7 3/4% Convertible Subordinated Debentures filed an involuntary petition under Chapter 11 of the U.S. Bankruptcy Code against the Company. The Company on February 14, 1994 consented to the entry of an order for relief under Chapter 11 of the Bankruptcy Code. At that time the Company adopted a proposed plan of reorganization. The Company's plan of reorganization, as amended (the "Plan of Reorganization"), was confirmed by the U.S. Bankruptcy Court on September 30, 1994. The Plan of Reorganization provides for the exchange of substantially all of the Company's indebtedness for new notes of the reorganized Company and a newly organized subsidiary, all of its common stock and warrants to purchase common stock of the reorganized Company. Holders of the Company's common and preferred stock and warrants of participation also will receive warrants to purchase common stock of the reorganized Company in exchange for their equity interests. The Plan of Reorganization contemplates a business restructuring plan which the Company initially developed in the third quarter of 1992 to divest certain of its non-core businesses. There can be no assurance that the Plan of Reorganization will become effective or, if so, its timing. Obtaining a credit facility for the reorganized Company is one of the conditions to the Plan of Reorganization becoming effective. See "Liquidity and Capital Resources" below for additional discussion with respect to the Company's business restructuring plan. Following the Company's public announcement in October 1993 of its then proposed reorganization plan, the New York Stock Exchange took action resulting in the delisting of the Company's common stock.

  As of March 31, 1993, the Company had negative net worth of $186.6 million and a working capital deficit of $357.9 million after the reclassification of debt in default aggregating $501.0 million. The Company continues to fail to generate sufficient cash to fund its operations and service its obligations. From September 1992 to February 1994, when the Company obtained debtor-in-possession financing, the Company did not have available credit facilities and, consequently, funded its operations from working capital and proceeds from the sale of businesses and other assets.

  The Company's surety bonding companies are reviewing bid and performance bond requests on a case-by-case basis for large construction projects and those with a duration of more than two years. Further, the Company is experiencing significant constraints in its bonding line which has adversely affected its operations. In addition, a surety bonding company that had been the primary source of bid and performance bonds for certain subsidiaries, which together comprised approximately 20% of the Company's 1993 revenues of those mechanical/electrical companies which the Company currently plans to retain, is no longer engaged in the business of issuing such bonds. As a result, these subsidiaries are currently not receiving surety bonds. However, the absence of available surety bonding for these subsidiaries has not resulted in a material reduction in their backlog. The Company and these subsidiaries are actively engaged in discussions with another surety bonding company which has undertaken due diligence for the purpose of entering into a new surety bonding arrangement. However, there can be no assurance that such a new surety bonding arrangement will be entered into. The failure to obtain a new surety bonding company for these subsidiaries would materially adversely affect the Company.

  The accompanying financial statements have been prepared on a going concern basis and do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to restructure its indebtedness in the Chapter 11 proceedings, obtain sufficient bonding to guarantee its performance of construction contracts, return to profitability, obtain new credit facilities and generate sufficient cash flow to meet its restructured and other obligations on a timely basis. See "Liquidity and Capital Resources".

  As a result of the restatement of the Company's first and second quarter earnings of 1992 and write-offs and losses announced by the Company on August 4, 1992 and on October 2, 1992, class action lawsuits were filed on behalf of shareholders against the Company and certain other defendants. The class action lawsuits have been consolidated and the single consolidated amended class action complaint alleges, among other things, that the Company intentionally and materially overstated assets and earnings in various public disseminations in violation of Section 10(b) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks an unspecified amount of damages. The Company has denied the material allegations contained in the complaint. The parties are now engaged in discovery proceedings. However, under the terms of the Plan of Reorganization, claimants in the class action litigation will not be entitled to recover damages, if any, from the Company, although they will receive warrants to purchase common stock of the reorganized Company. See Note H to the condensed consolidated financial statements for additional discussion with respect to the shareholder litigation.

  The Company had been informed by the Securities and Exchange Commission (the "SEC") that it is conducting a private investigation to determine whether there have been violations of certain provisions of the federal securities laws and/or the rules and regulations of the SEC in connection with the Company's financial records, reports and public disclosures. The Company has been cooperating with the SEC's staff and has voluntarily produced requested documents and information. On April 12, 1994, the SEC's staff informed the Company of its intention to recommend that the SEC file a civil injunction action against the Company. The Company is currently engaged in discussions with the SEC's staff concerning a possible consensual resolution of the matter.

MECHANICAL/ELECTRICAL SERVICES

  Revenues of the mechanical/electrical services business for the quarter ended March 31, 1993 decreased by 3.2% to $563.9 million from $582.6 million in 1992. This decrease of approximately $19 million is primarily due to the loss of revenues from the energy and environmental businesses sold during 1992 coupled with lower revenues from those companies being held for sale. Those mechanical and electrical business units which the Company plans to retain had a net increase in revenues of approximately $16 million principally from those business units operating in the Midwest and West regions of the United States. Operating income in the first quarter of 1993 was $6.0 million compared to operating loss of $0.2 million in the first quarter of 1992, which is discussed below in operating results. In connection with the Company's business restructuring plan, certain mechanical/electrical business units have been sold or identified for sale. The operating results of such business units are included in the aforementioned operating results. Revenues of the mechanical/electrical business units sold or held for sale for the quarters ended March 31, 1993 and 1992 were $98.7 million and $133.1 million, respectively. For the quarters ended March 31, 1993 and 1992, such business units had operating income of $0.2 million and $4.0 million, respectively, also discussed below.

  The operating results in both 1993 and 1992 reflect, among other things, the continued negative impact of the recession, oversupply in the commercial real estate market which has caused intense competition for new commercial work and reduced retrofit and service activities in the U.S. As a result of the reduction of commercial work, many of the Company's mechanical/electrical services business units pursued noncommercial projects, primarily governmental and municipal facilities, at lower margins than historically available in the commercial marketplace. Certain of these business units were not as experienced in performing noncommercial projects and, as a result, incurred losses particularly on certain long-term contracts. Operating margins in 1993 were also adversely affected by the continuing recessions in the United

Kingdom and Canada, but were not impacted by unusual write-downs and write-offs that affected the 1992 margins. The operating results for the first quarter of 1992 include charges of $16.8 million applicable to: (a) provisions for losses on accounts receivable, due partially to the impact of the recession on the financial condition of customers of the Company's mechanical/electrical services business ($7.4 million), (b) the Company's discontinued lease and project finance subsidiary ($2.7 million), (c) termination of certain municipal solid waste to energy operations ($2.2 million, which amount is included in restructuring charges in the accompanying statement of operations), and (d) reorganization of the Company's U.S. mechanical/electrical services business ($4.5 million). The above charges are the primary reason for the decline in selling, general and administrative expenses (excluding general corporate and other expenses which are discussed below), to $52.6 million in 1993 from $78.5 million in 1992.

  At March 31, 1993, the mechanical/electrical services business backlog was $1.5 billion compared to $1.6 billion at December 31, 1992. The Company's overall backlog in its North American regions and in the United Kingdom has stabilized at approximately $1.0 billion through June 1994. Such backlog included $1.2 billion at March 31, 1993 and $1.3 billion at December 31, 1992 relating to companies which the Company currently intends to retain. A reduction in backlog was experienced in each business unit operating in the Company's North American regions and in the United Kingdom and is attributable to the downsizing of the Company's operations, the Company's weakened financial condition which adversely affects its ability to obtain new surety bonds and contracts and the continuing recessions in the North American and overseas construction markets. The Company's surety bonding companies have become more selective in issuing new surety bonds and are reviewing bid and performance bonds on a case-by-case basis, especially for larger projects and those with a duration of more than two years. Additionally, the surety bonding companies will generally not bond new projects for certain non-core businesses which the Company has identified for sale. Surety bonds are frequently a condition to the award of a mechanical or electrical contract. Prospects for a recovery in the commercial office building market in both North America and the United Kingdom remain poor for the immediate future.

  Included in the condensed consolidated balance sheet as of March 31, 1993 under the caption "Excess of cost of acquired businesses over net assets, less amortization" is $60.1 million of goodwill. Such goodwill relates to the mechanical/electrical services business units which the Company currently intends to retain. Management believes that such goodwill has not been permanently impaired. However, if the Company were to decide to sell these units, goodwill and other write-offs might be required depending upon then existing market conditions and the future business prospects of the retained units.

DISCONTINUED OPERATIONS

  In April 1992, the Company announced its intention to sell its water supply business. However in July 1993, the Company's Board of Directors decided not to proceed with the sale due to the then pending rate-related proceedings and litigation. As described below, in December 1993, the Company's subsidiary, Jamaica Water Supply Company ("JWS"), entered into an agreement that became effective February 2, 1994 with respect to the rate-related proceedings and litigation (See Note H) thereby eliminating significant uncertainties relating to the Company's water supply business. This agreement was approved by the New York State Public Service Commission on February 2, 1994. Accordingly, the Company reinstated its plan of sale in the first quarter of 1994. The condensed consolidated financial statements reflect the water supply business as a discontinued operation for all periods presented. See Note H regarding the status of a proceeding initiated in 1988 by the City of New York with respect to the possible condemnation of the water distribution system of JWS that is located in New York City.

  In March 1993 the Company's Board of Directors approved the disposition of the Company's U.S. information services businesses which was sold in August 1993. The Board of Directors had previously decided to sell the Company's overseas information services businesses. Accordingly, operating results of the information services businesses have been classified as discontinued operations.

  Revenues and income (loss) of discontinued operations for the three months ended March 31, 1993 and 1992 were as follows:

                                                   REVENUES      INCOME (LOSS)
                                               ----------------- --------------
                                                 1993     1992    1993   1992
                                               -------- -------- ------ -------
      Water Supply............................ $ 14,582 $ 14,025 $1,288 $   207
      Information Services....................  393,475  456,669    430  (9,919)
                                               -------- -------- ------ -------
                                               $408,057 $470,694 $1,718 $(9,712)
                                               ======== ======== ====== =======

  The loss in 1992 applicable to the information services businesses reflects recessionary factors, intense competition in the computer reseller industry and difficulties encountered in integrating the operations of Businessland Inc., which was acquired in August 1991, with the information services pre-existing operations. Also, in the first quarter of 1992, the information services business recorded a charge of $4.0 million to increase its reserves for obsolete and excess inventories.

  The water supply business operating results are impacted by seasonal factors. Its revenues are generally higher in the second and third quarters which reflects the warmer weather conditions in the Northeast.

GENERAL CORPORATE AND OTHER EXPENSES

  General corporate expenses for the quarters ended March 31, 1993 and 1992 were $5.3 million and $4.7 million, respectively. General corporate expenses for the quarter ended March 31, 1993 include approximately $2.5 million related to legal, consulting and other professional fees arising from the shareholder litigation, a proposed debt restructuring and the restatement of the Company's financial statements. Interest expense for the three months ended March 31, 1993 and 1992 was $12.2 million and $10.4 million, respectively. The increase in interest expense in 1993 was primarily attributable to penalty interest on debt in default.

LIQUIDITY AND CAPITAL RESOURCES

  For the three months ended March 31, 1993, the Company's operations used $26.9 million of cash primarily to fund operating losses and working capital requirements. From September 1992 to February 1994 the Company had no available lines of credit and experienced significant cash outflow as a result of operating losses coupled with adverse publicity associated with the restatement of its first and second quarter 1992 financial statements, defaults under its loan agreements and senior management changes. In February 1994 the Company obtained a $35 million debtor-in-possession credit facility ("DIP Loan") from Belmont Capital Partners II, L.P., an affiliate of Fidelity Investments ("Belmont"), which is described in greater detail below.

  The Company's consolidated cash balance decreased from $86.8 million at December 31, 1992 to $40.7 million at March 31, 1993. The March 31, 1993 cash balance included $4.9 million in foreign bank accounts. Such bank accounts are only available to support the Company's foreign operations. The negative operating cash flow reflects continued pressure to accelerate payments of accounts payable and the delay on the part of customers in payment of accounts receivable caused by the Company's weakened financial condition. Additionally, recurring operating losses, restructuring costs, professional fees relating to debt restructuring negotiations and shareholder litigation adversely affected cash flow. Cash deposits made to secure insurance obligations also negatively impacted cash flow.

  As a consequence of the Company's financial difficulties, an asset disposition program was initiated in the third quarter of 1992 with respect to the Company's non-core businesses and certain other assets to raise cash for working capital and to reduce debt. For the three months ended March 31, 1993, the Company received net cash proceeds of $4.9 million primarily from the sale of its remaining rental equipment business and certain other assets. For the year ended December 31, 1993, the Company received $43.4 million from the sale of certain overseas information services business units, other non-core businesses and other assets. Such proceeds were used primarily for working capital requirements.

  In February 1994, the Company and substantially all of its subsidiaries entered into an agreement with Belmont with respect to a DIP Loan. The DIP Loan agreement provides a credit facility to the Company of $35 million at an interest rate of 12% per annum during the period of the Company's Chapter 11 reorganization proceeding. Also, Belmont will receive, as additional interest, a percentage of the securities to be issued under the Plan of Reorganization. The DIP Loan is secured by a first lien on substantially all of the assets of the Company and most of its subsidiaries. As of September 30, 1994, the Company had drawn down $25 million under the DIP loan.

  The Company is in default of certain covenants of the DIP Loan. Pursuant to written waivers of default, dated April 27, 1994, May 6, 1994 and August 2, 1994, the Company has been permitted by Belmont to draw on its line of credit. Under the circumstances, any additional borrowings under the DIP Loan will require further waivers of default.

  The DIP Loan is to be repaid upon the effective date of the Plan of Reorganization. The Company is actively seeking a working capital facility of approximately $40 million. The proceeds of this new facility will be used to refinance the Company's borrowings under the DIP Loan and to provide working capital for the reorganized Company. There can be no assurance that the Company will be able to obtain a new working capital facility or, if so, the amount of any such facility. Obtaining such a facility is a condition to the Plan of Reorganization becoming effective.

  In August 1993, the Company sold substantially all the assets of its U.S. information services subsidiary to ENTEX Information Services, Inc. ("ENTEX"), a newly organized company owned by a private investor and the management of the U.S. information services subsidiary. As part of the consideration for its sale, the Company received warrants to buy up to 10% of the purchaser's common stock for a nominal amount. The Company has ascribed no value to these warrants. Additionally, ENTEX assumed substantially all the debt and other liabilities and obligations relating to the ongoing operations of the U.S. information services subsidiary; however, that subsidiary retained certain lease obligations and certain tax liabilities. The Company was also released from approximately $210.0 million of its guarantees of indebtedness and similar obligations of the subsidiary. In October 1993, that subsidiary filed a voluntary petition under Chapter 7 of the U.S. Bankruptcy Code.

  As described in Notes A and C to the Company's condensed consolidated financial statements, the Company is in default of covenants contained in its loan agreements under which approximately $501.0 million was outstanding at March 31, 1993 and December 31, 1992, including $484.4 million owed to senior lenders and $16.6 million owed to subordinated note holders. With respect to the defaulted senior loan agreements, "standstill arrangements" were negotiated which covered the period from mid-December of 1992 through April 30, 1993. Under the standstill arrangements, the senior lenders agreed, in principle, to forebear the receipt of principal and to accept payment of interest during such periods at reduced rates ranging from 4% to 6.75%. Since April 30, 1993, no standstill arrangement has been in place and the Company has ceased making principal and interest payments. However, interest continued to accrue under the terms of the respective loan agreements, which in certain circumstances include default rate premiums of an additional 2% and in one case 4% until December 21, 1993, the date on which an involuntary bankruptcy petition was filed against the Company. At March 31, 1993 and December 31, 1992, accrued interest on defaulted debt was $9.3 million and $5.8 million, respectively. The Company has pledged to the holders of its senior notes and bank indebtedness the common stock of certain subsidiaries held for sale and certain proceeds from the sale of one of these subsidiaries. The combined net book value of these subsidiaries was $21.5 million at March 31, 1993.

  The Company has not made scheduled semiannual interest payments since September 1, 1993 with respect to its 7 3/4% Convertible Subordinated Debentures. All interest payments on such debt were previously paid when due. The outstanding principal balance of the debentures at March 31, 1993 and December 31, 1992 in the amount of approximately $7.0 million has been included in "Debt in default" in the accompanying condensed consolidated balance sheets.

  The Plan of Reorganization was confirmed by the U.S. Bankruptcy Court on September 30, 1994. The Plan of Reorganization provides that the Company's creditors, other than subordinated note holders, will exchange approximately $605 million of holding company debt for 100% of the equity of the reorganized Company and for approximately $136 million of notes of the reorganized Company and approximately $48 million of notes of a newly organized subsidiary. Holders of approximately $18 million of subordinated debt will exchange their notes for warrants to purchase common stock in the reorganized Company. Additionally, holders of the Company's common and preferred stock and warrants of participation will have their JWP securities canceled and will receive warrants to purchase common stock in the reorganized Company. With the exception of approximately $62 million of new notes to be due in 2001, substantially all of the new debt is expected to be paid from the proceeds of assets sales.

  The Company is working to make distributions under its Plan of Reorganization as soon as possible in the Fall of 1994. The actual date on which the Company will emerge from Chapter 11 is subject to certain conditions to the Plan becoming effective being satisfied, including the obtaining of a new working capital line which is in the process of being negotiated. However, there can be no assurance that the Plan of Reorganization will become effective or, if so, its timing.

  Only JWP INC., the parent holding company, is the subject of the proceeding under Chapter 11. The Company's mechanical/electrical, water supply and other operating subsidiaries are not parties to this proceeding. All operating subsidiary obligations continue to be paid in the ordinary course of business.

  The Company's Canadian subsidiary, Comstock Canada, is negotiating with a Canadian bank to obtain a Canadian $7.5 million (approximately U.S. $5.6 million) secured demand loan facility. The new credit facility would include bank loans, letters of credit and indemnity arrangements and would be secured by all the assets of Comstock Canada and would be guaranteed by the Company. The new credit facility would replace an expired demand secured facility, also guaranteed by the Company, under which the lender has permitted Comstock Canada to continue to borrow subject to certain collateral requirements. At August 31, 1994, Comstock Canada had no outstanding bank loans. There can be no assurance that Comstock Canada will obtain a new credit facility or, if so, the amount of any such facility or whether the lender will continue to grant credit to Comstock Canada without a new definitive credit facility in place.

  In June 1994, a number of the Company's U.K. subsidiaries entered into a demand credit facility with a U.K. bank for an aggregate credit line of (Pounds)14.1 million (approximately U.S. $21.7 million). The credit facility consists of the following components with the individual credit lines as indicated: an overdraft line of up to (Pounds)7.0 million (approximately U.S. $10.7 million), a facility for the issuance of guarantees, bonds and indemnities of up to (Pounds)7.4 million (approximately U.S. $11.4 million) and other credit facilities of up to (Pounds)0.75 million (approximately U.S. $1.2 million). The overdraft facility is secured by substantially all of the assets of the Company's principal U.K. subsidiaries. The overdraft facility provides for interest at the U.K. bank reference rate (5 1/2% as of June 1994) plus 3%. This credit facility will expire in December 1994.

  JWS, a subsidiary of the Company carried in "Net assets held for sale" in the accompanying condensed consolidated balance sheets, had two revolving credit agreements each of which permitted unsecured borrowings of up to $10.0 million with interest rates equal to the prime rate (7 1/4% at June 30, 1994). Both agreements expired on April 30, 1994 and the borrowings thereunder have been permitted by the lenders to remain outstanding. JWS is currently negotiating new revolving credit agreements. As of March 31, 1993, JWS had equal borrowings under each agreement aggregating $4.8 million. These borrowings are reflected as current liabilities in the condensed balance sheet of "Net assets held for sale" which is presented in Note E to the condensed consolidated financial statements.

  The Company's mechanical/electrical services business does not require significant commitments for capital expenditures.

  On December 22, 1993, JWS, the New York State Consumer Protection Board, Nassau County, certain other governmental bodies and a consumer advocate group entered into an agreement that ended several regulatory and legal proceedings involving JWS which are referred to above and in Note H to the condensed consolidated financial statements. This agreement was approved by the New York State Public Service Commission (the "PSC") on February 2, 1994. The agreement provides for, among other things, a three year moratorium on general rates charged by JWS, resolution of economic issues raised by the PSC arising from its 1992 audit of JWS, settlement of related litigation and the dismissal of an action brought against JWS by Nassau County of the State of New York alleging violations of the Racketeer Influenced and Corrupt Organizations Act and common law fraud. JWS, in consideration of avoided litigation and other costs associated with the proceedings, also agreed to make payments over the period January 1994 through December 1996 totaling $11.7 million to customers in Nassau and Queens Counties in the State of New York. The agreement also provides that JWS will use its best efforts to bring about the separation of Jamaica Water Securities Corp., a subsidiary of the Company which holds substantially all the common stock of JWS, from the Company.

  At March 31, 1993, the Company and a wholly-owned captive insurance subsidiary ("Defender") had letters of credit outstanding totaling $38.2 million which in effect secure their workers' compensation, automobile and general liability insurance obligations. The letters of credit were intended to serve as collateral for the obligations of Defender to reimburse the Company's unrelated insurance carriers for claims paid with respect to certain years' insurance programs. A total of $34.9 million of such letters of credit expire in December 1994 and $1.5 million of such letters of credit expire in February 1995. Letters of credit of $1.8 million have expired subsequent to March 31, 1993. Since October 1992 neither the Company nor Defender has been able to obtain additional letters of credit to secure their insurance obligations and, as a result, have been required to make cash collateral deposits to an unrelated insurance company to secure those types of obligations. The deposits totaled $11.2 million and $7.7 million as of March 31, 1993 and December 31, 1992, respectively, and are included under the caption "Miscellaneous" in Other Assets in the accompanying condensed consolidated balance sheets. The need to provide cash collateral has adversely affected the Company's cash flow.

  The letters of credit, described above, will be drawn upon by the unrelated insurance carriers and the Company's obligations to Defender which were pledged as collateral to the banks issuing such letters of credit have been impaired in the Chapter 11 proceeding as well as any related Company obligations to those banks. Beginning in February 1994, Defender ceased making payments for the amounts owed to the unrelated insurance carriers, which obligations are in effect secured by the letters of credit, and the Company's insurance carriers have commenced partial draw downs against certain of the letters of credit. Approximately $7 million has been drawn down against these letters of credit through September 30, 1994.

  In 1993 the Company's French and Belgian information services subsidiaries filed petitions in their respective countries seeking relief from their creditors. The French and Belgian subsidiaries have outstanding unsecured credit facilities guaranteed by the Company which aggregate approximately $5.9 million. Such amount was provided for as a loss in the fourth quarter of 1992.

  The Company has not paid dividends on its preferred stock since September 1992. Cumulative unpaid dividends through December 31, 1993 aggregate $2.3 million.

  The Company has substantial net operating loss carryforwards ("NOL") for U.S. Federal income tax purposes. If the Company exchanges its existing indebtedness for newly issued equity for debt as contemplated by the Plan of Reorganization, a significant portion of the NOL may not be available to reduce future U.S. taxable income. Additionally, due to recent changes in the U.S. Federal income tax laws, the timing of any such reorganization could further impact and reduce the amount of the NOL (See Note H).

  In September 1992, the PSC issued an order that resulted in the suspension of dividend payments to the Company by JWS for the last two quarters of 1992 and for the year ended December 31, 1993. Dividends paid by JWS in 1992 and 1991 amounted to $1.2 million and $2.0 million, respectively. As a result of the settlement agreement described above (See "Discontinued Operations"), JWS recommenced dividend payments in 1994.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENT

  The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" (SFAS 112) which the Company adopted on January 1, 1994. The estimated present value of the Company's accumulated post-employment benefit obligations under SFAS 112 is $2.1 million as of January 1, 1994, which includes obligations for short-term disability and employee severance benefits.

                           JWP INC. AND SUBSIDIARIES

                           PART II--OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  (a) The Company is in default under its loan agreements. See Part 1, Item 1, Notes to Condensed Consolidated Financial Statements, Note C--Debt in Default, which is hereby incorporated herein by reference.

  (b) The Company is in arrears in the payment of dividends on its preferred stock. See Part 1, Item 1, Notes to Condensed Consolidated Financial Statements, Note B--Net (Loss) Per Share, which is hereby incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits. Exhibit No. 27; Article 5, Financial Data Schedule; Page.

  (b) Report on Form 8-K filed during the quarter ended March 31, 1993. None.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                                        JWP Inc.
                                          -------------------------------------
                                                      (Registrant)

Date: October 7, 1994                               Frank T. MacInnis
                                          -------------------------------------
                                                    Frank T. MacInnis
                                                Chairman of the Board of
                                                Directors, President and
                                                 Chief Executive Officer

Date: October 7, 1994                               Stephen H. Meyers
                                          -------------------------------------
                                                    Stephen H. Meyers
                                              Senior Vice President-Finance
                                            (principal financial officer from
                                              January 1993 to May 1994 and
                                              principal accounting officer
                                                 from May 1994 to date)