Form 10-Q
period 1993-06-30
JWP INC/DE/
filed 1994-10-07
CIK 105634

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

For the quarterly period ended June 30, 1993
                               -------------
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from     to

- --------------------------------------------------------------------------------

                         Commission file number 0-2315
                                                ------

                                    JWP INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               11-2125338
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)

SIX INTERNATIONAL DRIVE, RYE BROOK N.Y.                  10573
    (ADDRESS OF PRINCIPAL EXECUTIVE                    (ZIP CODE)
                OFFICES)

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

                                    JWP INC.

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
 PART I--FINANCIAL INFORMATION

 Item 1  Financial Statements (unaudited)
         Condensed consolidated statements of operations--three months
         ended June 30, 1993 and 1992.................................       3
         Condensed consolidated statements of operations--six months
         ended June 30, 1993 and 1992.................................       4
         Condensed consolidated balance sheets as of June 30, 1993 and
         December 31, 1992............................................       5
         Condensed consolidated statements of cash flows--six months
         ended June 30, 1993 and 1992.................................       6
         Notes to condensed consolidated financial statements.........       7

 Item 2  Management's discussion and analysis of interim financial
         information..................................................      15

 PART II--OTHER INFORMATION

 Item 3  Defaults Upon Senior Securities..............................      24
 Item 6  Exhibits and Reports on Form 8-K.............................      24

                         PART 1--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           JWP INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

                                                   THREE MONTHS ENDED JUNE 30,
                                                   ----------------------------
                                                       1993           1992
                                                   -------------  -------------
REVENUES.......................................... $     583,872  $     606,824
                                                   -------------  -------------
COSTS AND EXPENSES
  Cost of sales...................................       536,268        524,261
  Selling, general and administrative.............        57,656        118,167
                                                   -------------  -------------
                                                         593,924        642,428
                                                   -------------  -------------
OPERATING (LOSS)..................................       (10,052)       (35,604)
  Interest expense, net...........................       (12,791)       (11,555)
  Gain on sale of businesses and other assets.....         4,005            --
                                                   -------------  -------------
(LOSS) BEFORE INCOME TAXES........................       (18,838)       (47,159)
  Provision (credit) for income taxes.............           118        (15,634)
                                                   -------------  -------------
(LOSS) FROM CONTINUING OPERATIONS.................       (18,956)       (31,525)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS........         3,026        (22,489)
                                                   -------------  -------------
NET (LOSS)........................................ $     (15,930) $     (54,014)
                                                   =============  =============
(LOSS) INCOME PER SHARE
   Continuing operations.......................... $        (.48) $        (.80)
  Discontinued operations.........................           .08           (.54)
                                                   -------------  -------------
  Net (loss)...................................... $        (.40) $       (1.34)
                                                   =============  =============

           See notes to condensed consolidated financial statements.

                           JWP INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

                                                     SIX MONTHS ENDED JUNE 30,
                                                     --------------------------
                                                         1993          1992
                                                     ------------  ------------
REVENUES...........................................  $  1,147,751  $  1,189,404
                                                     ------------  ------------
COSTS AND EXPENSES
  Cost of sales....................................     1,041,593     1,026,372
  Selling, general and administrative..............       115,526       201,377
  Restructuring charges............................           --          2,200
                                                     ------------  ------------
                                                        1,157,119     1,229,949
                                                     ------------  ------------
OPERATING (LOSS)...................................        (9,368)      (40,545)
  Interest expense, net............................       (24,994)      (21,974)
  Gain on sale of businesses and other assets......         4,005           --
                                                     ------------  ------------
(LOSS) BEFORE INCOME TAXES.........................       (30,357)      (62,519)
  Provision (credit) for income taxes..............           429       (23,172)
                                                     ------------  ------------
(LOSS) FROM CONTINUING OPERATIONS..................       (30,786)      (39,347)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS.........         4,744       (32,201)
CUMULATIVE EFFECT OF CHANGE IN METHOD OF ACCOUNTING
 FOR INCOME TAXES..................................           --          4,315
                                                     ------------  ------------
NET (LOSS).........................................  $    (26,042) $    (67,233)
                                                     ============  ============
(LOSS) INCOME PER SHARE ...........................
  Continuing operations............................  $       (.78) $      (1.00)
  Discontinued operations..........................           .12          (.79)
  Cumulative effect of change in method of
   accounting for income taxes.....................           --            .11
                                                     ------------  ------------
  Net (loss).......................................  $       (.66) $      (1.68)
                                                     ============  ============

           See notes to condensed consolidated financial statements.

                           JWP INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                        JUNE 30,    DECEMBER 31,
                                                          1993          1992
                                                       -----------  ------------
                                                       (UNAUDITED)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents........................... $   33,718    $   86,836
  Accounts receivable, net............................    475,475       458,273
  Costs and estimated earnings in excess of billings
   on uncompleted contracts...........................     75,893        67,817
  Inventories.........................................      6,119         6,618
  Prepaid expenses and other..........................     10,357         9,746
  Net assets held for sale............................     29,248        32,894
                                                       ----------    ----------
TOTAL CURRENT ASSETS..................................    630,810       662,184
                                                       ----------    ----------
NET ASSETS HELD FOR SALE..............................     81,532        85,611
                                                       ----------    ----------
INVESTMENTS, NOTES AND OTHER LONG-TERM RECEIVABLES....     21,356        22,440
                                                       ----------    ----------
PROPERTY, PLANT AND EQUIPMENT, NET....................     44,363        51,087
                                                       ----------    ----------
OTHER ASSETS
  Excess of cost of acquired businesses over net
   assets, less amortization..........................     59,716        61,542
  Miscellaneous.......................................     28,977        24,720
                                                       ----------    ----------
                                                           88,693        86,262
                                                       ----------    ----------
TOTAL ASSETS.......................................... $  866,754    $  907,584
                                                       ==========    ==========
LIABILITIES AND SHAREHOLDERS' (DEFICIT)
CURRENT LIABILITIES
  Notes payable....................................... $    9,629    $    6,452
  Current maturities of long-term debt and capital
   lease obligations..................................      2,493         2,634
  Debt in default.....................................    501,007       501,007
  Accounts payable....................................    209,726       224,840
  Billings in excess of costs and estimated earnings
   on uncompleted contracts...........................    128,684       125,764
  Other accrued expenses and liabilities..............    151,581       166,398
                                                       ----------    ----------
TOTAL CURRENT LIABILITIES.............................  1,003,120     1,027,095
                                                       ----------    ----------
LONG-TERM DEBT........................................      3,037         4,111
                                                       ----------    ----------
OTHER LONG-TERM OBLIGATIONS...........................     64,517        52,357
                                                       ----------    ----------
SHAREHOLDERS' (DEFICIT)
  Preferred Stock, $1 par value, 25,000,000 shares
   authorized, 425,000 shares of Series A issued and
   outstanding........................................     21,250        21,250
  Common Stock, $.10 par value, 75,000,000 shares
   authorized, 40,856,468 and 40,754,051 outstanding,
   excluding 586,375 and 591,775 treasury shares......      4,086         4,075
  Warrants of Participation...........................        576           576
  Capital surplus.....................................    203,648       203,505
  Cumulative translation adjustment...................     (5,080)       (3,930)
  (Deficit)...........................................   (428,400)     (401,455)
                                                       ----------    ----------
TOTAL SHAREHOLDERS' (DEFICIT).........................   (203,920)     (175,979)
                                                       ----------    ----------
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)......... $  866,754    $  907,584
                                                       ==========    ==========

           See notes to condensed consolidated financial statements.

                           JWP INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS) (UNAUDITED)

                                                    SIX MONTHS ENDED JUNE 30,
                                                    --------------------------
                                                        1993          1992
                                                    ------------  ------------
CASH FLOWS FROM OPERATIONS
  Net (Loss).......................................     $(26,042)     $(67,233)
  Non-cash expenses................................       22,817       107,015
  Gain on sale of business and other assets........       (4,005)          --
  Cumulative effect of accounting change...........          --         (4,315)
  Change in operating assets and liabilities,
   excluding the effect of businesses disposed of
   and acquired....................................      (50,151)      (94,008)
                                                    ------------  ------------
NET CASH (USED IN) OPERATIONS......................      (57,381)      (58,541)
                                                    ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt.....................          710        83,352
  Proceeds from exercise of stock options..........          --          1,926
  Payments of long-term debt and capital lease
   obligations.....................................       (4,636)      (56,387)
  Redemption of preferred stock....................         (500)          --
  Acquisition of common stock for the treasury.....          --         (3,688)
  Preferred stock dividends........................          --           (904)
  (Decrease) increase in notes payable, net........       (7,613)       63,866
                                                    ------------  ------------
NET CASH (USED IN) PROVIDED BY FINANCING
 ACTIVITIES........................................      (12,039)       88,165
                                                    ------------  ------------
CASH FLOWS FROM INVESTMENT ACTIVITIES
  Acquisition of businesses, net of cash acquired..          --         (9,397)
  Purchase of property, plant and equipment........      (10,261)      (18,159)
  Purchase of environmental facilities.............          --        (16,004)
  Proceeds from sale of businesses and other
   assets..........................................       31,913        22,236
  (Increase) in cash balances of businesses held
   for sale........................................       (5,350)          --
  Other, net.......................................          --         (9,120)
                                                    ------------  ------------
NET CASH PROVIDED BY (USED IN) INVESTMENT
 ACTIVITIES........................................       16,302       (30,444)
                                                    ------------  ------------
(DECREASE) IN CASH AND CASH EQUIVALENTS............      (53,118)         (820)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...       86,836        76,593
                                                    ------------  ------------
CASH AND CASH EQUIVALENTS AT JUNE 30............... $     33,718  $     75,773
                                                    ============  ============

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

  The Company had a working capital deficit of $372.3 million after the reclassification of long-term debt in default and a shareholders' deficit of $203.9 million at June 30, 1993. Many of the Company's mechanical and electrical contracts require surety bonds to guarantee the performance of such contracts. The Company's surety bonding companies are reviewing bid and performance bond requests on a case-by-case basis for large construction projects and those with durations of more than two years. Further, the Company is experiencing significant constraints in its bonding line which has adversely affected its operations. In addition, a surety bonding company that had been the primary source of surety bonds for certain subsidiaries, which together comprised approximately 20% of the Company's 1993 revenues of those mechanical/electrical companies which the Company currently plans to retain, is no longer engaged in the business of issuing such bonds. As a result, these subsidiaries are currently not receiving such bonds. However, the absence of available surety bonding for these subsidiaries has not resulted in a material reduction in their backlog. The Company and these subsidiaries are actively engaged in discussions with another surety bonding company which has undertaken due diligence for the purpose of entering into a new surety bonding arrangement. However, there can be no assurance that such a new surety bonding arrangement will be entered into. The failure to obtain a new surety bonding company for these subsidiaries would materially adversely affect the Company.

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

  On December 21, 1993, three holders of the Company's 7 3/4% Convertible Subordinated Debentures filed an involuntary petition under Chapter 11 of the U.S. Bankruptcy Code against the Company. The Company on February 14, 1994 consented to the entry of an order for relief under Chapter 11 of the U.S. Bankruptcy Code. At that time, the Company adopted a proposed plan of reorganization and its subsidiaries continue to operate in the normal course of business. The Company's plan of reorganization, as amended (the "Plan of Reorganization"), was confirmed by the U.S. Bankruptcy Court on September 30, 1994. The Plan of Reorganization provides that the Company's creditors, other than subordinated note holders, will exchange approximately $605 million of holding company debt for 100% of the equity of the reorganized

Company and for approximately $136 million of notes of the reorganized Company and approximately $48 million of notes of a newly organized subsidiary. Holders of approximately $18 million of subordinated debt will exchange their notes for warrants to purchase common stock in the reorganized Company. Additionally, holders of the Company's common and preferred stock and warrants of participation will have their JWP securities canceled and will receive warrants to purchase common stock in the reorganized Company. With the exception of approximately $62 million of new notes to be due in 2001, substantially all of the new debt is expected to be paid from the proceeds of assets sales.

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

  As indicated above, the Company has developed a business restructuring plan which also contemplates the sale of certain of its mechanical/electrical services business units, its water supply business and certain other non-core businesses. The net assets of businesses to be sold have been classified in the condensed consolidated balance sheets as of June 30, 1993 and December 31, 1992 as "Net assets held for sale" and carried as either current or long-term assets on the basis of their actual or expected disposition dates.

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

  In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and the results of its operations. The results of operations for the three and six months ended June 30, 1993 are not necessarily indicative of the results to be expected for the year ended December 31, 1993. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1992.

NOTE B NET (LOSS) PER SHARE

  Net loss per common share for the three and six month periods ended June 30, 1993 and 1992 has been calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents relating to stock options outstanding when the effect of such equivalents are dilutive (40,805,270 and 40,678,789 for the three months ended June 30, 1993 and 1992, respectively, and 40,796,353 and 40,537,662 for the six months ended June 30, 1993 and 1992, respectively). For 1993 and 1992, per common share loss from continuing operations and net loss reflect dividends of $0.45 million and $0.9 million for the three and six month periods, respectively, which were paid or accrued on the Company's preferred stock. Cumulative unpaid dividends through June 30, 1993 aggregate $1.4 million.

NOTE C DEBT IN DEFAULT

  Debt in default consists of (in thousands):

   Notes payable to banks under revolving credit facility at
    prime plus 3/4%.............................................. $155,795
   Senior notes, payable to insurance companies, 9.1% to 10.95%..  328,572
                                                                  --------
   Total senior debt.............................................  484,367
   Subordinated notes, payable to insurance companies, 12%.......    9,600
   7 3/4% Convertible Subordinated Debentures....................    7,040
                                                                  --------
                                                                  $501,007
                                                                  ========

  The Company has failed to make principal payments on its senior notes and 12% subordinated notes and is in default under various financial covenants contained in the loan agreements to which these notes were issued, including covenants requiring maintenance of minimum tangible net worth and minimum current ratio. Its bank revolving credit facility contains certain financial and other covenants, including covenants requiring maintenance of minimum tangible net worth and minimum current ratio, under which the Company is in default. As a result, the entire amount of such notes and bank indebtedness has been classified in the accompanying condensed consolidated balance sheets as "Debt in default". Additionally, the Company has not made scheduled semiannual interest payments since September 1, 1993 with respect to its 7 3/4% Convertible Subordinated Debentures and, accordingly, such debentures have been classified as "Debt in default" in the accompanying condensed consolidated balance sheets.

  Commencing in April 1993, the Company ceased making payments of principal and interest under its revolving credit facility and on its senior and subordinated notes. Interest continued to accrue in accordance with the provisions of the loan agreements pursuant to which these notes were issued which in certain circumstances include default rates of an additional 2% and in one case 4% until December 21, 1993, the date on which an involuntary bankruptcy petition was filed against the Company. At June 30, 1993 and December 31, 1992, accrued interest applicable to debt in default was $19.7 million and $5.8 million, respectively. Such amounts are included in "Other accrued expenses and liabilities" in the accompanying condensed consolidated balance sheets. The Company has pledged to the holders of its senior notes and bank indebtedness the common stock of certain subsidiaries held for sale and certain proceeds from the sale of one of those subsidiaries which have a combined net book value of $24.0 million as of June 30, 1993.

  Certain of the Company's loan agreements contain covenants which restrict its ability to pay dividends on its common stock. As indicated, the Company is in default under these loan agreements and is in a Chapter 11 proceeding.

  See Note A with respect to the contemplated exchange of the debt in default for new debt and equity securities under the Plan of Reorganization, which was confirmed by the U.S. Bankruptcy Court on September 30, 1994.

NOTE D DISCONTINUED OPERATIONS

  In March 1993, the Company's Board of Directors approved the disposition of the Company's U.S. information services business. The Board of Directors had previously decided to sell the Company's overseas information services businesses. Accordingly, operating results of the information services businesses have been classified as discontinued operations. In August 1993, the Company sold substantially all of its U.S. information services business. The assets of the information services group consist primarily of inventory held for resale and accounts receivable. Under the terms of the sale agreement, the purchaser assumed the debt and other liabilities relating to the ongoing operations of the business. The Company received warrants to buy up to 10% of the purchaser's common stock for a nominal amount. The Company has assigned no value to these warrants. At June 30, 1993 and December 31, 1992 the net assets of the information services group are included in "Net assets held for sale" in the accompanying condensed consolidated balance sheets.

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

  The assets of the water supply business consist primarily of utility plant and equipment which are located in Nassau and Queens Counties in the State of New York. The net assets of the water supply business, which aggregate $59.7 million and $57.2 million at June 30, 1993 and December 31, 1992, respectively, are classified as a long-term asset in the accompanying condensed consolidated balance sheets under the caption "Net assets held for sale".

  Combined operating results of discontinued operations are as follows (in thousands):

                                          THREE MONTHS         SIX MONTHS
                                         ENDED JUNE 30,      ENDED JUNE 30,
                                        ------------------  ------------------
                                          1993      1992      1993      1992
                                        --------  --------  --------  --------
   Revenues............................ $375,088  $438,694  $783,145  $909,388
   Costs and expenses..................  366,449   469,971   767,373   948,352
                                        --------  --------  --------  --------
   Operating income (loss).............    8,639   (31,277)   15,772   (38,964)
   Interest expense....................   (5,613)   (4,261)  (11,028)   (9,498)
                                        --------  --------  --------  --------
   Income (loss) before taxes..........    3,026   (35,538)    4,744   (48,462)
   (Credit) for income taxes...........      --    (13,049)      --    (16,261)
                                        --------  --------  --------  --------
   Income (loss) from discontinued
    operations......................... $  3,026  $(22,489) $  4,744  $(32,201)
                                        ========  ========  ========  ========

NOTE E OTHER BUSINESSES SOLD AND NET ASSETS HELD FOR SALE

  In May 1993, the Company completed the sale of its subsidiary Software House, Inc., a manufacturer of security systems, for cash proceeds of $12.6 million and realized a net gain of $2.7 million. In addition to

Software House, the Company has sold a number of non-core businesses and other assets in the first six months of 1993 for cash proceeds of $31.9 million. The Company did not realize a material gain or loss in 1993 from these sales. The Company's Board of Directors has approved a plan for the sale of the Company's remaining energy and environmental related businesses, other non-core businesses and certain mechanical/electrical operations. The operating results of these businesses are included in (loss) from continuing operations.

  Revenues and operating (loss) income of the other businesses sold and held for sale for the three and six months ended June 30, 1993 and 1992 are as follows (in thousands):

                                            THREE MONTHS        SIX MONTHS
                                           ENDED JUNE 30,     ENDED JUNE 30,
                                          -----------------  ------------------
                                           1993      1992      1993      1992
                                          -------  --------  --------  --------
   Revenues.............................. $99,258  $145,844  $198,004  $278,952
   Operating (loss) income...............  (1,598)      (60)   (1,416)    3,956

  The condensed balance sheet relating to net assets held for sale including discontinued operations as of June 30, 1993 is as follows (in thousands):

Cash............................ $ 30,647
Accounts receivable, net........  284,732
Costs and estimated earnings in
 excess of billings.............   29,339
Inventories.....................  160,134
Other current assets............   21,300
                                 --------
                                  526,152
Property, plant and equipment,
 net............................  187,435
Other assets....................   20,166
                                 --------
                                 $733,753
                                 ========

Notes payable....................................................... $ 39,946
Current maturities of long-term debt and capital lease obligations..   12,669
Accounts payable....................................................  301,138
Billings in excess of costs and estimated earnings..................   24,552
Other accrued expenses..............................................  135,499
                                                                     --------
                                                                      513,804
Long-term debt......................................................   69,758
Other long-term liabilities.........................................   39,411
Net assets held for sale--current...................................   29,248
Net assets held for sale--long-term.................................   81,532
                                                                     --------
                                                                     $733,753
                                                                     ========

NOTE F INSURANCE RESERVES

  The Company is primarily insured with a wholly-owned captive insurance subsidiary ("Defender") for its workers' compensation, automobile and general liability insurance. At June 30, 1993, the Company and Defender had letters of credit outstanding totaling $36.4 million which in effect secure their insurance obligations. The letters of credit were intended to serve as collateral for the obligations of Defender to reimburse the Company's unrelated insurance carriers for claims paid with respect to certain years' insurance programs. Letters of credit of $34.9 million and $1.5 million expire in December 1994 and February 1995, respectively. Since October 1992 neither the Company nor Defender has been able to obtain additional letters of credit to secure their insurance obligations and, as a result, have been required to make cash collateral deposits with an unrelated third party insurance company to secure those types of obligations. The deposits totaled $14.7 million and $7.7 million as of June 30, 1993 and December 31, 1992, respectively, and are classified as a long-term asset in the accompanying condensed consolidated balance sheets under the caption "Miscellaneous Assets."

NOTE G INCOME TAXES

  The Company has substantial net operating loss carry-forwards ("NOL") for U.S. income tax purposes expiring in years through 2008. As of June 30, 1993 the Company has provided a valuation allowance for the full amount of such NOLs.

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

  The Complaint alleges violations of Section 10(b) of the Securities and Exchange Act of 1934, Rule 10b- 5 promulgated thereunder and common law fraud and deceit on the part of the Company and certain other defendants. Among other things, the Company is alleged to have intentionally and materially overstated its inventory, accounts receivable and earnings in various public disseminations during the purported class period May 1, 1991 through October 2, 1992. The Complaint seeks an unspecified amount of damages. The Company has denied the material allegations contained in the Complaint. The parties are now engaged in discovery proceedings. However, under the Plan of Reorganization, no damages will be recoverable from the Company by claimants in the class action litigation, although they will receive warrants to purchase common stock of the reorganized Company.

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

  On December 22, 1993 JWS, the New York State Consumer Protection Board, Nassau County, certain other governmental bodies and a consumer advocate group entered into an agreement that ended the several regulatory and legal proceedings against JWS. The agreement was approved by the PSC on February 2, 1994. The agreement provides for, among other things, a three year general rate case moratorium, resolution of the economic issues raised by the PSC arising from its 1992 audit of JWS, settlement of related litigation and the dismissal of Nassau County's RICO lawsuit against JWS. JWS agreed, in consideration of avoided litigation and other costs associated with the proceedings, to make payments over the periods January 1994 through December 1996 totaling $11.7 million to customers in Nassau and Queens Counties in the State of New York. In connection with this settlement, the Company provided for a pre-tax charge of $7.0 million in the fourth quarter of 1992. The agreement also provides that JWS will use its best efforts to bring about the separation of Jamaica Water Securities Corp., a subsidiary of the Company which holds substantially all the common stock of JWS, from the Company.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL INFORMATION

RESULTS OF OPERATIONS

  Revenues for the second quarter of 1993 were $583.9 million compared to $606.8 million in the second quarter of 1992. In the second quarter of 1993 the Company incurred a net loss of $15.9 million or $0.40 per share compared to a net loss of $54.0 million or $1.34 per share in the second quarter of 1992. Loss from continuing operations in the second quarter of 1993 was $19.0 million or $0.48 per share compared to a loss of $31.5 million or $0.80 per share in the year earlier period. In the second quarter of 1993 income from discontinued operations was $3.0 million or $0.08 per share compared to a loss of $22.5 million or $0.54 per share in the second quarter of 1992.

  Revenues for the six months ended June 30, 1993 were $1,147.8 million compared to $1,189.4 million in the year earlier period. For the six months ended June 30, 1993, the Company incurred a net loss of $26.0 million or $0.66 per share compared to a net loss of $67.2 million or $1.68 per share for the six months ended June 30, 1992. For the six months ended June 30, 1993 loss from continuing operations was $30.8 million or $0.78 per share compared to a loss of $39.3 million or $1.00 per share in the year earlier period. For the six months ended June 30, 1993 income from discontinued operations was $4.7 million or $0.12 per share compared to a loss of $32.2 million or $0.79 per share for the six months ended June 30, 1992. The net loss for the six months ended June 30, 1992 includes an income tax benefit of $4.3 million or $0.11 per share as a result of the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Loss from continuing operations for the three and six months ended June 30, 1993 includes a net gain of $4.0 million or $0.10 per share from the sale of businesses and other assets.

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

  As of June 30, 1993, the Company had negative net worth of $203.9 million and a working capital deficit of $372.3 million after the reclassification of debt in default aggregating $501.0 million. The Company continues to fail to generate sufficient cash to fund its operations and service its obligations. From September 1992 to February 1994, when the Company obtained debtor-in-possession financing, the Company did not have available credit facilities and, consequently, funded its operations from working capital and proceeds from the sale of businesses and other assets.

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

MECHANICAL/ELECTRICAL SERVICES

  Revenues of the mechanical/electrical services business for the quarter ended June 30, 1993 decreased by 3.8% to $583.9 million from $606.8 million in 1992. This decrease of approximately $22 million is primarily due to the loss of revenues from the energy and environmental businesses sold during 1992 coupled with lower revenues from those companies being held for sale. Those mechanical and electrical business units which the Company plans to retain had a net increase in revenues of approximately $25 million principally for those business units operating in the East and West regions of the United States. Operating loss for the second quarter of 1993 was $3.7 million compared to an operating loss of $31.7 million in the second quarter of 1992. In connection with the Company's business restructuring plan, certain mechanical/electrical business units have been sold or identified for sale. The operating results of such business units are included in the aforementioned operating results. Revenues of the mechanical/electrical business units sold or held for sale for the three months ended June 30, 1993 and 1992 were $99.3 million and $145.8 million, respectively. For the three months ended June 30, 1993 and 1992, such business units had operating losses of $1.6 million and $0.1 million, respectively.

  Revenues of the mechanical/electrical services business for the six months ended June 30, 1993 decreased by 3.5% to $1,147.8 million from $1,189.4 million in the year earlier period. This decrease of approximately $41 million is primarily due to the loss of revenues from the energy and environmental businesses sold during 1992 coupled with lower revenues from those companies being held for sale. Those mechanical and electrical business units which the Company plans to retain had a net increase in revenues of approximately $41 million. The increased revenues from those business units operating in the East, Midwest and West regions of the United States were partially offset by the declines in revenues from operations in Canada and the United Kingdom. Operating income for the six months ended June 30, 1993 was $2.3 million compared to an operating loss of $32.0 million for the six months ended June 30, 1992. Revenues of the mechanical/electrical business units sold or held for sale for the six months ended June 30, 1993 and 1992 were $198.0 million and $279.0 million, respectively. Such units incurred an operating loss of $1.4 million for the six months ended June 30, 1993 compared to operating income of $4.0 million in the year earlier period primarily because the Company no longer owned its energy and environmental businesses.

  The operating results for both the three and six months ended June 30, 1993 and 1992 reflect, among other things, the continued negative impact of the recession and oversupply in the commercial real estate market which has caused intense competition for new commercial work. As a result of the reduction of commercial work, many of the Company's mechanical/electrical services business units pursued noncommerical projects, primarily governmental and municipal facilities, at lower margins than historically available in the commercial marketplace. Certain of these business units were not as experienced in performing noncommercial projects and, as a result, incurred losses particularly on certain long-term contracts. Operating margins in 1993 and 1992 were also adversely affected by the continuing recessions in the United Kingdom and Canada. The operating results for the three and six months ended June 30, 1992 include provisions for losses on accounts and other receivables of $33.2 million and $40.6 million, respectively, due partially to the impact of the recession on the financial condition of customers of the Company's mechanical/electrical services business units. Additionally, the Company's weakened financial condition negatively impacted its ability to settle claims and unapproved change orders on a favorable basis.

  The operating results for the six months ended June 30, 1992 also include charges of $9.4 million applicable to: (a) the Company's discontinued lease and project finance subsidiary ($2.7 million), (b) termination of certain municipal solid waste to energy operations ($2.2 million, which amount is included in restructuring charges in the accompanying statement of operations) and (c) reorganization of the Company's U.S. mechanical/electrical services business ($4.5 million). Selling, general and administrative ("SG&A") expenses, excluding general corporate and other expenses, for the quarters ended June 30, 1993 and 1992 were $51.4 million and $114.4 million, respectively. For the six months ended June 30, 1993 and 1992, SG&A expenses, excluding general corporate and other expenses, were $103.9 million and $192.8 million, respectively. The higher amounts of SG&A expenses in 1992 reflect the above charges. SG&A expenses in 1993 were also lower than 1992 as a result of the implementation of the Company's downsizing plans and the disposition of certain businesses.

  At June 30, 1993, the mechanical/electrical services business backlog was $1.3 billion compared to $1.6 billion at December 31, 1992. The Companys overall backlog in its North American regions and in the United Kingdom has stabilized at approximately $1.0 billion through June 1994. Such backlog included $1.1 billion at June 30, 1993 and $1.3 billion at December 31, 1992 relating to companies which the Company currently intends to retain. A reduction in backlog was experienced in business units operating in each of the Company's North American regions and in the United Kingdom and is attributable to the downsizing of the Company's operations, the Company's weakened financial condition which adversely affects its ability to obtain new surety bonds and contracts and the continuing recessions in the North American and overseas construction markets. The Company's surety bonding companies have become more selective in issuing new surety bonds and are reviewing bid and performance bonds on a case-by-case basis, especially for larger projects and those with a duration of more than two years. Additionally, the surety bonding companies will generally not bond new projects for certain non-core businesses which the Company has identified for sale. Surety bonds are frequently a condition to the award of a mechanical or electrical contract. Prospects for a recovery in the commercial office building market in both North America and the United Kingdom remain poor for the immediate future.

  Included in the condensed consolidated balance sheet as of June 30, 1993 under the caption "Excess of cost of acquired businesses over net assets, less amortization" is $59.7 million of goodwill. Such goodwill relates to the mechanical/electrical services business units which the Company currently intends to retain. Management believes that such goodwill has not been permanently impaired. However, if the Company were to decide to sell these units, goodwill and other write-offs might be required depending upon then existing market conditions and the future business prospects of the retained units.

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

  In March 1993 the Company's Board of Directors approved the disposition of the Company's U.S. information services business which was sold in August 1993. The Board of Directors had previously decided to sell the Company's overseas information services businesses. Accordingly, operating results of the information services businesses have been classified as discontinued operations.

  Revenues and income (loss) from discontinued operations for the three and six months ended June 30, 1993 and 1992 were as follows:

                                             THREE MONTHS        SIX MONTHS
                                            ENDED JUNE 30,     ENDED JUNE 30,
                                           -----------------  -----------------
                                             1993     1992      1993     1992
                                           -------- --------  -------- --------
   Revenues:
     Water Supply......................... $ 16,923 $ 15,293  $ 31,505 $ 29,318
     Information Services.................  358,165  423,401   751,640  880,070
                                           -------- --------  -------- --------
                                           $375,088 $438,694  $783,145 $909,388
                                           ======== ========  ======== ========
   Income (loss):
     Water Supply......................... $  2,612 $  1,760  $  3,900 $  1,967
     Information Services.................      414  (24,249)      844  (34,168)
                                           -------- --------  -------- --------
                                           $  3,026 $(22,489) $  4,744 $(32,201)
                                           ======== ========  ======== ========

  In 1992, the Company's information services business was broadly impacted by several major factors including: (a) continued and severe sales and price competition among personal computer manufacturers, distributors and resellers,
(b) continuing decrease in the price of personal computers, with attendant pressure on gross margins, (c) rapid introduction of new technologically enhanced products at prices not significantly different from prior technology, thereby creating obsolete inventory, (d) manufacturers' difficulty in supplying products in the second quarter of 1992, (e) customer delay in purchases of products in anticipation of further price reductions and (f) difficulties encountered in integrating the operations of Businessland Inc., which was acquired in August 1991, with the information services business' pre-existing operations.

  As a result of the foregoing, in the second quarter of 1992 the information services business wrote-down the carrying value of its inventory (primarily spare parts) and other assets (primarily receivables) by $22.0 million and $7.3 million, respectively. Also, in the second quarter of 1992, the information services business incurred expenses of $4.0 million for the relocation of its corporate headquarters to Rye Brook, New York.

  The water supply business operating results are impacted by seasonal factors. Its revenues are generally higher in the second and third quarters which reflects the warmer weather conditions in the Northeast.

GENERAL CORPORATE AND OTHER EXPENSES

  General corporate expenses for the three months ended June 30, 1993 and 1992 were $6.3 million and $3.8 million, respectively. General corporate expenses for the six months ended June 30, 1993 and 1992 were $11.6 million and $8.6 million, respectively. General corporate and other expenses for the three and six months ended June 30, 1993 include approximately $2.1 million and $4.6 million, respectively, related to legal, consulting and other professional fees arising from the shareholder litigation, a proposed debt restructuring and the restatement of the Company's financial statements. Interest expense for the three and six months ended June 30, 1993 was $12.8 million and $25.0 million, respectively, compared to $11.6 million and $22.0 million in the year earlier period. The increase in interest expense in 1993 was primarily attributable to penalty interest on debt in default.

LIQUIDITY AND CAPITAL RESOURCES

  For the six months ended June 30, 1993, the Company's operations used $57.4 million of cash primarily to fund operating losses and working capital requirements. From September 1992 to February 1994 the Company had no available lines of credit and experienced significant cash outflow as a result of operating losses coupled with adverse publicity associated with the restatement of its first and second quarter 1992 financial statements, defaults under its loan agreements and senior management changes. In February 1994 the Company obtained a $35 million debtor-in-possession credit facility ("DIP Loan") from Belmont Capital Partners II, L.P., an affiliate of Fidelity Investments ("Belmont"), which is described in greater detail below.

  The Company's consolidated cash balance decreased from $86.8 million at December 31, 1992 to $33.7 million at June 30, 1993. The June 30, 1993 cash balance included $6.7 million in foreign bank accounts. Such bank accounts are only available to support the Company's foreign operations. The negative operating cash flow reflects continued pressure to accelerate payments of accounts payable and the delay on the part of customers in payment of accounts receivable caused by the Company's weakened financial condition. Additionally, recurring operating losses, restructuring costs, professional fees relating to debt restructuring negotiations and shareholder litigation adversely affected cash flow. Cash deposits made to secure insurance obligations also negatively impacted cash flow.

  As a consequence of the Company's financial difficulties, an asset disposition program was initiated in the third quarter of 1992 with respect to the Company's non-core businesses and certain other assets to raise cash for working capital and to reduce debt. For the six months ended June 30, 1993, the Company received net cash proceeds of $31.9 million primarily from the sale of its subsidiary Software House, Inc. for cash proceeds of $12.6 million. In addition to Software House, Inc., the Company has sold its remaining rental equipment business, a number of non-core businesses and certain other assets. For the year ended December 31, 1993, the Company received $43.4 million from the sale of certain overseas information services business units, other non-core businesses and other assets. Such proceeds were used primarily for working capital requirements. In the second quarter of 1992, the Company sold its interest in a hospital's central utility plant and other assets and received net cash proceeds of $22.2 million.

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

  In August 1993, the Company sold substantially all the assets of its U.S. information services subsidiary to ENTEX Information Services, Inc. ("ENTEX"), a newly organized company owned by a private investor and the management of the U.S. information services subsidiary. As part of the consideration for its sale, the Company received warrants to buy up to 10% of the purchaser's common stock for a nominal amount. The Company has ascribed no value to these warrants. Additionally, ENTEX assumed substantially all the debt and other liabilities and obligations relating to the ongoing operations of the U.S. information services subsidiary; however, that subsidiary retained certain lease obligations and certain tax liabilities. The Company was also released from approximately $210 million of its guarantees of indebtedness and similar obligations of the subsidiary. In October 1993, that subsidiary filed a voluntary petition under Chapter 7 of the U.S. Bankruptcy Code.

  As described in Notes A and C to the Company's condensed consolidated financial statements, the Company is in default of covenants contained in its loan agreements under which approximately $501.0 million was outstanding at June 30, 1993 and December 31, 1992, including $484.4 million owed to senior lenders and $16.6 million owed to subordinated note holders. With respect to the defaulted senior loan agreements, "standstill arrangements" were negotiated which covered the period from mid-December of 1992 through April 30, 1993. Under the standstill arrangements, the senior lenders agreed, in principle, to forebear the receipt of principal and to accept payment of interest during such periods at reduced rates ranging from 4% to 6.75%. Since April 30, 1993, no standstill arrangement has been in place and the Company has ceased making principal and interest payments. However, interest continued to accrue under the terms of the respective loan agreements, which in certain circumstances include default rate premiums of an additional 2% and in one case 4% until December 21, 1993, the date on which an involuntary bankruptcy petition was filed against the Company. At June 30, 1993 and December 31, 1992, accrued interest on defaulted debt was $19.7 million and $5.8 million, respectively. The Company has pledged to the holders of its senior notes and bank indebtedness the common stock of certain subsidiaries held for sale and certain proceeds from the sale of one of these subsidiaries. The combined net book value of these subsidiaries was $24.0 million at June 30, 1993.

  The Company has not made scheduled semiannual interest payments since September 1, 1993 with respect to its 7 3/4% Convertible Subordinated Debentures. All interest payments on such debt were previously paid when due. The outstanding principal balance of the debentures at June 30, 1993 and December 31, 1992 in the amount of approximately $7.0 million has been included in "Debt in default" in the accompanying condensed consolidated balance sheets.

  The Plan of Reorganization was confirmed by the U.S. Bankruptcy Court on September 30, 1994. The Plan of Reorganization provides that the Companys creditors, other than subordinated noteholders, will exchange approximately $605 million of holding company debt for 100% of the equity of the reorganized Company and for approximately $136 million of notes of the reorganized Company and approximately $48 million of notes of a newly organized subsidiary. Holders of approximately $18 million of subordinated debt will exchange their notes for warrants to purchase common stock in the reorganized Company. Additionally, holders of the Company's common and preferred stock and warrants of participation will have their JWP securities canceled and will receive warrants to purchase common stock in the reorganized Company. With the exception of approximately $62 million of new notes to be due in 2001, substantially all of the new debt is expected to be paid from the proceeds of assets sales.

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

  JWS, a subsidiary of the Company carried in "Net assets held for sale" in the accompanying condensed consolidated balance sheets, had two revolving credit agreements each of which permitted unsecured borrowings of up to $10.0 million with interest rates equal to the prime rate (7 1/4% at June 30, 1994). Both agreements expired on April 30, 1994 and the borrowings thereunder have been permitted by the lenders to remain outstanding. JWS is currently negotiating new revolving credit agreements. As of June 30, 1993, JWS had equal borrowings under each agreement aggregating $4.8 million. These borrowings are reflected as current liabilities in the condensed balance sheet of "Net assets held for sale" which is presented in Note E to the condensed consolidated financial statements.

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

  At June 30, 1993, the Company and a wholly-owned captive insurance subsidiary ("Defender") had letters of credit outstanding totaling $36.4 million which in effect secure their workers' compensation, automobile and general liability insurance obligations. The letters of credit were intended to serve as collateral for the obligations of Defender to reimburse the Company's unrelated insurance carriers for claims paid with respect to certain years' insurance programs. A total of $34.9 million of such letters of credit expire in December 1994 and $1.5 million of such letters of credit expire in February 1995. Since October 1992 neither the Company nor Defender has been able to obtain additional letters of credit to secure their insurance obligations and, as a result, have been required to make cash collateral deposits to an unrelated third party insurance company to secure those types of obligations. The deposits totaled $14.7 million and $7.7 million as of June 30, 1993 and December 31, 1992, respectively, and are included under the caption "Miscellaneous" in Other Assets in the accompanying condensed consolidated balance sheets. The need to provide cash collateral has adversely affected the Company's cash flow.

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

IMPACT OF NEW ACCOUNTING PRONOUNCEMENT

  The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" (SFAS 112) which the Company adopted effective January 1, 1994. The estimated present value of the Companys accumulated post-employment benefit obligations under SFAS 112 is $2.1 million as of January 1, 1994, which includes obligations for short-term disability and employee severance benefits.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits. Exhibit No. 27; Article 5, Financial Data Schedule; Page.

  (b) Report on Form 8-K filed during the quarter ended June 30, 1993. Form 8-K; Date of Report: May 14, 1993.

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