Form 10-Q
period 1993-09-30
JWP INC/DE/
filed 1994-10-07
CIK 105634

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

For the quarterly period ended September 30, 1993
                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from     to    .

- --------------------------------------------------------------------------------

                         Commission file number 0-2315
                                                ------

                                   JWP INC .
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               11-2125338
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)

  SIX INTERNATIONAL DRIVE, RYE BROOK,                    10573
                  N.Y.                                 (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
                OFFICES)

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

                                    JWP INC.

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
 PART I--FINANCIAL INFORMATION
 Item 1    Financial Statements (unaudited)
           Condensed consolidated statements of operations--three months
            ended September 30, 1993 and 1992...........................    3
           Condensed consolidated statements of operations--nine months
            ended September 30, 1993 and 1992...........................    4
           Condensed consolidated balance sheets as of September 30,
            1993 and December 31, 1992..................................    5
           Condensed consolidated statements of cash flows--nine months
            ended September 30, 1993 and 1992...........................    6
           Notes to condensed consolidated financial statements.........    7
           Management's discussion and analysis of interim financial
 Item 2     information.................................................   15

 PART II--OTHER INFORMATION
 Item 3    Defaults Upon Senior Securities..............................   24
 Item 6    Exhibits and Reports on Form 8-K.............................   24

                         PART 1--FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           JWP INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

                                             THREE MONTHS ENDED SEPTEMBER 30,
                                             ---------------------------------
                                                  1993              1992
                                             ---------------- ----------------
REVENUES.................................... $       565,845  $        609,553
                                             ---------------  ----------------
COSTS AND EXPENSES
  Cost of sales.............................         525,728           548,635
  Selling, general and administrative.......          46,243           106,972
  Restructuring charges.....................             --             22,682
                                             ---------------  ----------------
                                                     571,971           678,289
                                             ---------------  ----------------
OPERATING (LOSS)............................          (6,126)          (68,736)
  Interest expense, net.....................         (12,764)          (10,073)
  Loss on sale of businesses and other
   assets...................................          (1,391)          (13,035)
                                             ---------------  ----------------
(LOSS) BEFORE INCOME TAXES..................         (20,281)          (91,844)
  (Credit) for income taxes.................            (621)           (2,245)
                                             ---------------  ----------------
(LOSS) FROM CONTINUING OPERATIONS...........         (19,660)          (89,599)
                                             ---------------  ----------------
DISCONTINUED OPERATIONS
  Income (loss) from operations.............           2,841           (26,248)
  (Loss) from disposal of businesses........          (7,634)          (11,928)
                                             ---------------  ----------------
  (Loss) from discontinued operations.......          (4,793)          (38,176)
                                             ---------------  ----------------
NET (LOSS).................................. $       (24,453) $       (127,775)
                                             ===============  ================
(LOSS) PER SHARE
  Continuing operations..................... $          (.49) $          (2.21)
  Discontinued operations...................            (.12)             (.95)
                                             ---------------  ----------------
  Net (loss)................................ $          (.61) $          (3.16)
                                             ===============  ================

           See notes to condensed consolidated financial statements.

                           JWP INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                         ----------------------
                                                            1993        1992
                                                         ----------  ----------
REVENUES...............................................  $1,713,596  $1,798,957
                                                         ----------  ----------
COSTS AND EXPENSES
  Cost of sales........................................   1,567,321   1,575,007
  Selling, general and administrative..................     161,769     308,349
  Restructuring charges................................         --       24,882
                                                         ----------  ----------
                                                          1,729,090   1,908,238
                                                         ----------  ----------
OPERATING (LOSS).......................................     (15,494)   (109,281)
  Interest expense, net................................     (37,758)    (32,047)
  Gain (loss) on sale of businesses and other assets...       2,614     (13,035)
                                                         ----------  ----------
(LOSS) BEFORE INCOME TAXES.............................     (50,638)   (154,363)
  (Credit) for income taxes............................        (192)    (25,417)
                                                         ----------  ----------
(LOSS) FROM CONTINUING OPERATIONS......................     (50,446)   (128,946)
                                                         ----------  ----------
DISCONTINUED OPERATIONS
  Income (loss) from operations........................       7,585     (58,449)
  (Loss) from disposal of businesses...................      (7,634)    (11,928)
                                                         ----------  ----------
  (Loss) from discontinued operations..................         (49)    (70,377)
                                                         ----------  ----------
CUMULATIVE EFFECT OF CHANGE IN METHOD OF ACCOUNTING FOR
 INCOME TAXES..........................................         --        4,315
                                                         ----------  ----------
NET (LOSS).............................................  $  (50,495) $ (195,008)
                                                         ==========  ==========
(LOSS) INCOME PER SHARE
  Continuing operations................................  $    (1.27) $    (3.21)
  Discontinued operations..............................         --        (1.74)
  Cumulative effect of change in method of accounting
   for income taxes....................................         --          .11
                                                         ----------  ----------
  Net (loss)...........................................  $    (1.27) $    (4.84)
                                                         ==========  ==========

           See notes to condensed consolidated financial statements.

                           JWP INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1993          1992
                                                     ------------- ------------
                                                      (UNAUDITED)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.........................  $   30,126    $   86,836
  Accounts receivable, net..........................     476,294       458,273
  Costs and estimated earnings in excess of billings
   on uncompleted contracts.........................      80,314        67,817
  Inventories.......................................       5,674         6,618
  Prepaid expenses and other........................      10,141         9,746
  Net assets held for sale..........................      12,963        32,894
                                                      ----------    ----------
TOTAL CURRENT ASSETS................................     615,512       662,184
                                                      ----------    ----------
NET ASSETS HELD FOR SALE............................      85,004        85,611
                                                      ----------    ----------
INVESTMENTS, NOTES AND OTHER LONG-TERM RECEIVABLES..      23,131        22,440
                                                      ----------    ----------
PROPERTY, PLANT AND EQUIPMENT, NET..................      41,907        51,087
                                                      ----------    ----------
OTHER ASSETS
  Excess of cost of acquired businesses over net
   assets, less amortization........................      59,363        61,542
  Miscellaneous.....................................      25,765        24,720
                                                      ----------    ----------
                                                          85,128        86,262
                                                      ----------    ----------
TOTAL ASSETS........................................  $  850,682    $  907,584
                                                      ==========    ==========
LIABILITIES AND SHAREHOLDERS' (DEFICIT)
CURRENT LIABILITIES
  Notes payable.....................................  $    1,710    $    6,452
  Current maturities of long-term debt and capital
   lease obligations................................       2,406         2,634
  Debt in default...................................     501,007       501,007
  Accounts payable..................................     203,679       224,840
  Billings in excess of costs and estimated earnings
   on uncompleted contracts.........................     131,300       125,764
  Other accrued expenses and liabilities............     182,275       166,398
                                                      ----------    ----------
TOTAL CURRENT LIABILITIES...........................   1,022,377     1,027,095
                                                      ----------    ----------
LONG-TERM DEBT......................................       2,695         4,111
                                                      ----------    ----------
OTHER LONG-TERM OBLIGATIONS.........................      54,735        52,357
                                                      ----------    ----------
SHAREHOLDERS' (DEFICIT)
  Preferred Stock, $1 par value, 25,000,000 shares
   authorized, 425,000 shares of Series A issued and
   outstanding......................................      21,250        21,250
  Common Stock, $.10 par value, 75,000,000 shares
   authorized, 40,856,555 and 40,754,051
   outstanding, excluding 586,375 and 591,775
   treasury shares..................................       4,086         4,075
  Warrants of Participation.........................         576           576
  Capital surplus...................................     203,718       203,505
  Cumulative translation adjustment.................      (5,450)       (3,930)
  (Deficit).........................................    (453,305)     (401,455)
                                                      ----------    ----------
TOTAL SHAREHOLDERS' (DEFICIT).......................    (229,125)     (175,979)
                                                      ----------    ----------
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT).......  $  850,682    $  907,584
                                                      ==========    ==========

           See notes to condensed consolidated financial statements.

                           JWP INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS) (UNAUDITED)

                                             NINE MONTHS ENDED SEPTEMBER 30,
                                             ---------------------------------
                                                  1993              1992
                                             ---------------  ----------------
CASH FLOWS FROM OPERATIONS
  Net (Loss)................................ $       (50,495) $       (195,008)
  Non-cash expenses.........................          29,869           185,357
  Loss on sale of business and other assets.           5,020            24,963
  Cumulative effect of accounting change....             --             (4,315)
  Change in operating assets and
   liabilities, excluding the effect of
   businesses disposed of and acquired......         (41,982)          (42,640)
                                             ---------------  ----------------
NET CASH (USED IN) OPERATIONS...............         (57,588)          (31,643)
                                             ---------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt..............             710            83,352
  Proceeds form exercise of stock options...             --              1,926
  Payments of long-term debt and capital
   lease obligations........................          (5,534)          (62,394)
  Redemption of preferred stock of
   subsidiary company.......................            (500)              --
  Acquisition of common stock for the
   treasury.................................             --             (8,108)
  Preferred stock dividends.................             --             (1,354)
  (Decrease) increase in notes payable, net.         (17,531)           49,067
                                             ---------------  ----------------
NET CASH (USED IN) PROVIDED BY FINANCING
 ACTIVITIES.................................         (22,855)           62,489
                                             ---------------  ----------------
CASH FLOWS FROM INVESTMENT ACTIVITIES
  Acquisition of businesses, net of cash
   acquired.................................             --            (12,236)
  Purchase of property, plant and equipment.         (13,974)          (31,235)
  Purchase of environmental facilities......             --            (32,044)
  Proceeds from sale of businesses and other
   assets...................................          40,834            55,233
  (Increase) in cash balances of businesses
   held for sale or sold....................          (3,127)           (6,082)
  Net disbursements for other investments...             --             (7,598)
  Other, net................................             --             (4,941)
                                             ---------------  ----------------
NET CASH PROVIDED BY (USED IN) INVESTMENT
 ACTIVITIES.................................          23,733           (38,903)
                                             ---------------  ----------------
(DECREASE) IN CASH AND CASH EQUIVALENTS.....         (56,710)           (8,057)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD.....................................          86,836            76,593
                                             ---------------  ----------------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30... $        30,126  $         68,536
                                             ===============  ================

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

  The Company had a working capital deficit of $406.9 million after the reclassification of long-term debt in default and a shareholders' deficit of $229.1 million at September 30, 1993. Many of the Company's mechanical and electrical contracts require surety bonds to guarantee the performance of such contracts. The Company's surety bonding companies are reviewing bid and performance bond requests on a case-by-case basis for large construction projects and those with durations of more than two years. Further, the Company is experiencing significant constraints in its bonding line which has adversely affected its operations. In addition, a surety bonding company that had been the primary source of surety bonds for certain subsidiaries, which together comprised approximately 20% of the Company's 1993 revenues of those mechanical/electrical companies which the Company currently plans to retain, is no longer engaged in the business of issuing such bonds. As a result, these subsidiaries are currently not receiving such bonds. However, the absence of available surety bonding for these subsidiaries has not resulted in a material reduction in their backlog. The Company and these subsidiaries are actively engaged in discussions with another surety bonding company which has undertaken due diligence for the purpose of entering into a new surety bonding arrangement. However, there can be no assurance that such a new surety bonding arrangement will be entered into. The failure to obtain a new surety bonding company for these subsidiaries would materially adversely affect the Company.

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

  As indicated above, the Company has developed a business restructuring plan which also contemplates the sale of certain of its mechanical/electrical services business units, its water supply business and certain other non-core businesses. The net assets of businesses to be sold have been classified in the condensed consolidated balance sheets as of September 30, 1993 and December 31, 1992 as "Net assets held for sale" and carried as either current or long-term assets on the basis of their actual or expected disposition dates.

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

  In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and the results of its operations. The results of operations for the three and nine months ended September 30, 1993 are not necessarily indicative of the results to be expected for the year ended December 31, 1993. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1992.

NOTE B NET (LOSS) PER SHARE

  Net loss per common share for the three and nine month periods ended September 30, 1993 and 1992 has been calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents relating to stock options outstanding when the effect of such equivalents are dilutive (40,806,497 and 40,567,965 for the three months ended September 30, 1993 and 1992, respectively, and 40,800,883 and 40,547,836 for the nine months ended September 30, 1993 and 1992, respectively). For 1993 and 1992, per common share loss from continuing operations and net loss reflect dividends of $0.45 million and $1.36 million for the three and nine month periods, respectively, which were paid or accrued on the Company's preferred stock. Cumulative unpaid dividends through September 30, 1993 aggregate $1.8 million.

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

  Commencing in April 1993, the Company ceased making payments of principal and interest under its revolving credit facility and on its senior and subordinated notes. Interest continued to accrue in accordance with the provisions of the loan agreements pursuant to which these notes were issued which in certain circumstances include default rates of an additional 2% and in one case 4% until December 21, 1993, the date on which an involuntary bankruptcy petition was filed against the Company. At September 30, 1993 and December 31, 1992, accrued interest applicable to debt in default was $31.8 million and $5.8 million, respectively. Such amounts are included in "Other accrued expenses and liabilities" in the accompanying condensed consolidated balance sheets. The Company has pledged to the holders of its senior notes and bank indebtedness the common stock of certain subsidiaries held for sale and certain proceeds from the sale of one of those subsidiaries which have a combined net book value of $18.2 million as of September 30, 1993.

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

NOTE D DISCONTINUED OPERATIONS

  In March 1993, the Company's Board of Directors approved the disposition of the Company's U.S. information services business. The Board of Directors had previously decided to sell the Company's overseas information services businesses. Accordingly, operating results of the information services businesses have been classified as discontinued operations. In August 1993, the Company sold substantially all of its U.S. information services business. The assets of the information services group consist primarily of inventory held for resale and accounts receivable. Under the terms of the sale agreement, the purchaser assumed the debt and other liabilities relating to the ongoing operations of the business. The Company received warrants to buy up to 10% of the purchaser's common stock for a nominal amount. The Company has assigned no value to these warrants. At September 30, 1993 and December 31, 1992 the net assets of the information services group are included in "Net assets held for sale" in the accompanying condensed consolidated balance sheets.

  In October 1993, the Company's domestic information services subsidiary filed a voluntary petition under Chapter 7 of the U.S. Bankruptcy Code. In connection with the bankruptcy filing, the Company recorded a charge of $8.1 million in the third quarter of 1993. Such amount represents an adjustment to the carrying amount of liabilities and is included in "Loss on sale of businesses and other assets" in the accompanying condensed consolidated statements of operations. At September 30, 1993 the Company owed its domestic information services subsidiary $24.9 million. Such amount is included in "Other accrued expenses and liabilities" in the accompanying condensed consolidated balance sheet.

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

  The assets of the water supply business consist primarily of utility plant and equipment which are located in Nassau and Queens Counties in the State of New York. The net assets of the water supply business, which aggregate $63.5 million and $57.2 million at September 30, 1993 and December 31, 1992, respectively, are classified as a long-term asset in the accompanying condensed consolidated balance sheets under the caption "Net assets held for sale".

  Combined operating results of discontinued operations are as follows (in thousands):

                                       THREE MONTHS           NINE MONTHS
                                    ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                    --------------------  --------------------
                                      1993       1992       1993       1992
                                    ---------  ---------  --------  ----------
Revenues........................... $ 128,197  $ 410,129  $911,342  $1,319,517
Costs and expenses.................   123,029    426,836   890,402   1,375,188
                                    ---------  ---------  --------  ----------
Operating income (loss)............     5,168    (16,707)   20,940     (55,671)
Interest expense...................    (2,327)    (4,559)  (13,355)    (14,057)
                                    ---------  ---------  --------  ----------
Income (loss) before taxes.........     2,841    (21,266)    7,585     (69,728)
Provision (credit) for income
 taxes.............................       --       4,982       --      (11,279)
                                    ---------  ---------  --------  ----------
Income (loss) from discontinued
 operations........................ $   2,841  $ (26,248) $  7,585  $  (58,449)
                                    =========  =========  ========  ==========

NOTE E OTHER BUSINESSES SOLD AND NET ASSETS HELD FOR SALE

  In May 1993, the Company completed the sale of its subsidiary Software House, Inc., a manufacturer of security systems, for cash proceeds of $12.6 million and realized a net gain of $2.7 million. In addition to Software House and the U.S. information services business, the Company has sold a number of non-core businesses and other assets in the first nine months of 1993 for cash proceeds of $40.8 million. The Company did not realize a material gain or loss in 1993 from these sales. The Company's Board of Directors has approved a plan for the sale of the Company's remaining energy and environmental related businesses, other non-core businesses and certain mechanical/electrical operations. The operating results of these businesses are included in (loss) from continuing operations.

  Revenues and operating (loss) of the other businesses sold and held for sale for the three and nine months ended September 30, 1993 and 1992 are as follows (in thousands):

                                        THREE MONTHS           NINE MONTHS
                                    ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                    ---------------------  --------------------
                                      1993        1992       1993       1992
                                    ---------  ----------  ---------  ---------
Revenues........................... $  89,467  $  142,534  $ 287,471  $ 421,486
Operating (loss)...................      (677)    (15,319)    (2,093)   (11,363)

  The condensed balance sheet relating to net assets held for sale including discontinued operations as of September 30, 1993 is as follows (in thousands):

Cash................................................................ $ 16,614
Accounts receivable, net............................................  115,721
Costs and estimated earnings in excess of billings..................   13,027
Inventories.........................................................   17,728
Other current assets................................................    2,721
                                                                     --------
                                                                      165,811
Property, plant and equipment, net..................................  157,947
Other assets........................................................   14,169
                                                                     --------
                                                                     $337,927
                                                                     ========

Notes payable....................................................... $  3,632
Current maturities of long-term debt and capital lease obligations..    9,565
Accounts payable....................................................   39,680
Billings in excess of costs and estimated earnings..................   18,321
Other accrued expenses..............................................   85,345
                                                                     --------
                                                                      156,543
Long-term debt......................................................   36,888
Other long-term liabilities.........................................   46,529
Net assets held for sale--current...................................   12,963
Net assets held for sale--long-term.................................   85,004
                                                                     --------
                                                                     $337,927
                                                                     ========

NOTE F INSURANCE RESERVES

  The Company is primarily insured with a wholly-owned captive insurance subsidiary ("Defender") for its workers' compensation, automobile and general liability insurance. At September 30, 1993, the Company and Defender had letters of credit outstanding totaling $36.4 million which in effect secure their insurance obligations. The letters of credit were intended to serve as collateral for the obligations of Defender to reimburse the Company's unrelated insurance carriers for claims paid with respect to certain years' insurance programs. Letters of credit of $34.9 million and $1.5 million expire in December 1994 and February 1995, respectively. Since October 1992 neither the Company nor Defender has been able to obtain additional letters of credit to secure their insurance obligations and, as a result, have been required to make cash collateral deposits with an unrelated third party insurance company to secure those types of obligations. The deposits totaled $15.8 million and $7.7 million as of September 30, 1993 and December 31, 1992, respectively, and are classified as a long-term asset in the accompanying condensed consolidated balance sheets under the caption "Miscellaneous Assets."

NOTE G INCOME TAXES

  The Company has substantial net operating loss carry-forwards ("NOL") for U.S. income tax purposes expiring in years through 2008. As of September 30, 1993, the Company has provided a valuation allowance for the full amount of such NOLs.

NOTE H LEGAL PROCEEDINGS

  Since August 1992, nineteen purported class action lawsuits have been filed against the Company arising out of the restatements of earnings, write-offs and losses announced by the Company on August 4, 1992 and October 2, 1992. Pursuant to Stipulation and Court Order, on January 15, 1993, a single consolidated amended class action complaint (the "Complaint") was filed. The Complaint names as defendants the Company, certain former officers and directors, four current directors, a former subsidiary officer and the Company's then independent auditor, Ernst & Young.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL
       INFORMATION

RESULTS OF OPERATIONS

  Revenues for the third quarter of 1993 were $565.8 million compared to $609.6 million in the third quarter of 1992. In the third quarter of 1993 the Company incurred a net loss of $24.5 million or $0.61 per share compared to a net loss of $127.8 million or $3.16 per share in the third quarter of 1992. Loss from continuing operations in the third quarter of 1993 was $19.7 million or $0.49 per share compared to a loss of $89.6 million or $2.21 per share in the year earlier period. In the third quarter of 1993 loss from discontinued operations was $4.8 million or $0.12 per share compared to a loss of $38.2 million or $0.95 per share in the third quarter of 1992.

  Revenues for the nine months ended September 30, 1993 and 1992 were $1,713.6 million and $1,799.0 million, respectively. Net loss for the nine months ended September 30, 1993 was $50.5 million or $1.27 per share compared to a net loss of $195.0 million or $4.84 per share in the year earlier period. The Company's loss from continuing operations for the nine months ended September 30, 1993 was $50.4 million or $1.27 per share compared to a loss of $128.9 million or $3.21 per share in the year earlier period. Loss from discontinued operations was $0.05 million and $70.4 million for the nine months ended September 30, 1993 and 1992, respectively. The net loss for the nine months ended September 30, 1992 includes an income tax benefit of $4.3 million or $0.11 per share as a result of the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

  Loss from continuing operations for the three and nine months ended September 30, 1993 includes a loss of $1.4 million or $0.03 per share and a gain of $2.6 million or $0.06 per share, respectively, from the sale of businesses and other assets. Loss from continuing operations for both the three and nine months ended September 30, 1992 includes a loss of $13.0 million or $0.32 per share from the sale of businesses and other assets. Loss from discontinued operations for both the three and nine months ended September 30, 1993 includes a loss from sale of businesses of $7.6 million or $0.19 per share. For both the three and nine months ended September 30, 1992, loss from discontinued operations includes a loss from sale of businesses of $11.9 million or $0.29 per share.

  On December 21, 1993, three holders of the Company's 7 3/4% Convertible Subordinated Debentures filed an involuntary petition under Chapter 11 of the U.S. Bankruptcy Code against the Company. The Company on February 14, 1994 consented to the entry of an order for relief under Chapter 11 of the Bankruptcy Code. At that time the Company adopted a proposed plan of reorganization. The Company's plan of reorganization, as amended (the "Plan of Reorganization"), was confirmed by the U.S. Bankruptcy Court on September 30, 1994. The Plan of Reorganization provides for the exchange of substantially all of the Company's indebtedness for new notes of the reorganized Company and newly organized subsidiary, all of its common stock and warrants to purchase common stock of the reorganized Company. Holders of the Company's common and preferred stock and warrants of participation also will receive warrants to purchase common stock of the reorganized Company in exchange for their equity interests. The Plan of Reorganization contemplates a business restructuring plan which the Company initially developed in the third quarter of 1992 to divest certain of its non-core businesses. There can be no assurance that the Plan of Reorganization will become effective or, if so, its timing. Obtaining a credit facility for the reorganized Company is one of the conditions to the Plan of Reorganization becoming effective. See "Liquidity and Capital Resources" below for additional discussion with respect to the Company's business restructuring plan. Following the Company's public announcement in October 1993 of its then proposed reorganization plan, the New York Stock Exchange took action resulting in the delisting of the Company's common stock.

  As of September 30, 1993, the Company had negative net worth of $229.1 million and a working capital deficit of $406.9 million after the reclassification of debt in default aggregating $501.0 million. The Company continues to fail to generate sufficient cash to fund its operations and service its obligations. From September 1992 to February 1994, when the Company obtained debtor-in-possession financing, the Company did not have available credit facilities and, consequently, funded its operations from working capital and proceeds from the sale of businesses and other assets.

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

MECHANICAL /ELECTRICAL SERVICES

  Revenues of the mechanical/electrical services business for the three months ended September 30, 1993 decreased by 7.2% to $565.8 million from $609.6 million in the year earlier period. This decrease of approximately $44 million is primarily due to the loss of revenues from the energy and environmental businesses sold during 1992 partially offset by higher revenues from those companies being held for sale. Those mechanical and electrical business units which the Company plans to retain had a net decrease in revenues of approximately $29 million primarily due to significantly lower revenues from those business units operating in the Midwestern Region of the United States and in the United Kingdom. Operating loss for the third quarter of 1993 was $0.9 million compared to an operating loss of $42.6 million in the comparable quarter of 1992.

  For the nine months ended September 30, 1993 revenues decreased by 4.7% to $1,713.6 million from $1,799.0 million in the year earlier period. Operating income for the nine months ended September 30, 1993 was $1.3 million compared to an operating loss of $74.7 million in the year earlier period. The decrease of approximately $85 million in revenues for the nine months is primarily due to the loss of revenues from the energy and environmental businesses sold during 1992 coupled with lower revenues from those companies being held for sale.

  In connection with the Company's business restructuring plan, certain mechanical/electrical business units have been sold or identified for sale. The operating results of such business units are included in the aforementioned operating results. Revenues of the mechanical/electrical business units sold or held for sale for the three months ended September 30, 1993 and 1992 were $89.5 million and $142.5 million, respectively. For the three months ended September 30, 1993 and 1992, such businesses had operating losses of $0.7 million and $15.3 million, respectively. Revenues of the businesses held for sale or sold for the nine months ended September 30, 1993 and 1992 were $287.5 million and $421.5 million, respectively. For the nine months ended September 30, 1993 and 1992, such businesses had operating losses of $2.1 million and $11.4 million, respectively.

  The operating results for both the three and nine months ended September 30, 1993 and 1992 reflect, among other things, the continued negative impact of the recession and oversupply in the commercial real estate market which has caused intense competition for new commercial work. As a result of the reduction of commercial work, many of the Company's mechanical/electrical services business units pursued noncommercial projects, primarily governmental and municipal facilities, at lower margins than historically available in the commercial marketplace. Certain of these business units were not as experienced in performing noncommercial projects and, as a result, incurred losses particularly on certain long-term contracts. Operating margins in 1993 and 1992 were also adversely affected by the continuing recessions in the United Kingdom and Canada. The operating results for the three and nine months ended September 30, 1992 include provisions for losses on accounts and other receivables of $18.5 million and $59.1 million, respectively, due partially to the impact of the recession on the financial condition of customers of the Company's mechanical/electrical services business units. Additionally, the Company's weakened financial condition negatively impacted its ability to settle claims and unapproved change orders on a favorable basis.

  The operating results for the three and nine months ended September 30, 1992 include restructuring charges of $22.7 million and $24.9 million, respectively, for the downsizing and consolidation of the Company's North American mechanical/electrical operations. The operating results for the nine months ended September 30, 1992 also include charges of $10.6 million relating to (a) the Company's discontinued lease and project finance subsidiary ($2.7 million),
(b) reorganization of the Company's U.S. mechanical/electrical services business ($4.5 million) and (c) the writedown of the Company's equity investment in an energy and environmental business ($3.4 million, which amount is also included in the accompanying statement of operations for the three months ended September 30, 1992). Selling, general and administrative ("SG&A") expenses, excluding general corporate and other expenses, for the quarters ended September 30, 1993 and 1992, were $41.0 million and $80.9 million, respectively. For the nine months ended September 30, 1993 and 1992, SG&A expenses, excluding general corporate and other expenses were $145.0 million and $273.7 million, respectively. The higher amounts of SG&A expenses in 1992 reflect the provisions for losses on accounts and other receivables and the $10.6 million of other charges mentioned above. SG&A expenses in 1993 were also lower than 1992 as a result of the implementation of the Company's downsizing plans and the disposition of certain businesses.

  At September 30, 1993, the mechanical/electrical services business backlog was $1.2 billion compared to $1.6 billion at December 31, 1992. The Company's overall backlog in its North American regions and in the United Kingdom has stabilized at approximately $1.0 billion through June 1994. Such backlog included $712 million at September 30, 1993 and $1,263 million at December 31, 1992 relating to companies which the Company currently intends to retain. A reduction in backlog was experienced in business units operating in each of the Company's North American regions and in the United Kingdom and is attributable to the downsizing of the Company's operations, the Company's weakened financial condition which adversely affects its ability to obtain new surety bonds and contracts and the continuing recessions in the North American and overseas construction markets. The Company's surety bonding companies have become more selective in issuing new bonds and are reviewing bid and performance bonds on a case-by-case basis, especially for larger projects and those with a duration of more than two years. Additionally, the surety bonding companies will generally not bond new projects for certain non-core businesses which the Company has identified for sale. Surety bonds are frequently a condition to the award of a mechanical or electrical contract. Prospects for a recovery in the commercial office building market in both North America and the United Kingdom remain poor for the immediate future.

  Included in the condensed consolidated balance sheet as of September 30, 1993 under the caption "Excess of cost of acquired businesses over net assets, less amortization" is $59.4 million of goodwill. Such goodwill relates to the mechanical/electrical services business units which the Company currently intends to retain. Management believes that such goodwill has not been permanently impaired. However, if the Company were to decide to sell these units, goodwill and other write-offs might be required depending upon then existing market conditions and their future business prospects of the retained units.

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

  Revenues and income (loss) from discontinued operations for the three and nine months ended September 30, 1993 and 1992 were as follows:

                                        THREE MONTHS           NINE MONTHS
                                     ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                     --------------------  --------------------
                                       1993       1992       1993       1992
                                     ---------  ---------  --------  ----------
Revenues:
  Water Supply...................... $  19,529  $  17,126  $ 51,034  $   46,444
  Information Services..............   108,668    393,002   860,308   1,273,073
                                     ---------  ---------  --------  ----------
                                     $ 128,197  $ 410,129  $911,342  $1,319,517
                                     =========  =========  ========  ==========
Income (loss):
  Water Supply...................... $   5,464  $   2,515  $  9,364  $    4,482
  Information Services..............    (2,623)   (28,763)   (1,779)    (62,931)
                                     ---------  ---------  --------  ----------
                                     $   2,841  $ (26,248) $  7,585  $  (58,449)
                                     =========  =========  ========  ==========

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

  As a result of the foregoing, in the first half of 1992 the information services business wrote-down the carrying value of its inventory (primarily spare parts) and other assets (primarily receivables) by $26.0 million and $7.3 million, respectively. Also, in the first half of 1992, the information services business incurred expenses of $4.0 million for relocation of its corporate headquarters to Rye Brook, New York. The loss from discontinued operations of the information services business for the three months ended September 30, 1992 includes a charge of $16.5 million attributable to the write-off of goodwill and facilities consolidation.

  The water supply business operating results are impacted by seasonal factors. Its revenues are generally higher in the second and third quarters which reflects the warmer weather conditions in the Northeast.

GENERAL CORPORATE AND OTHER EXPENSES

  General corporate expenses for the three and nine months ended September 30, 1993 were $5.2 million and $16.8 million, respectively, compared to $26.1 million and $34.6 million in the year earlier periods. General corporate expenses for the three and nine months ended September 30, 1993 include approximately $2.0 million and $7.5 million, respectively, related to legal, consulting and other professional fees arising from the shareholder litigation, a proposed debt restructuring and the restatement of the Company's financial statements. The higher corporate expense for the three and nine months ended September 30, 1992 was related primarily to (a) fees paid to lending institutions for extensions, amendments and waivers of provisions to the Company's revolving credit agreement ($4.5 million), (b) the accelerated vesting of deferred compensation as a result of the termination of employment of certain officers ($5.6 million), (c) employee termination costs ($1.8 million) and (d) costs related to an abandoned lease ($1.1 million). Interest expense for the three and nine months ended September 30, 1993 was $12.8 million and $37.8 million, respectively, compared to $10.1 million and $32.0 million in the year earlier periods. The increase in interest expense in 1993 was primarily attributable to penalty interest on debt in default.

LIQUIDITY AND CAPITAL RESOURCES

  For the nine months ended September 30, 1993, the Company's operations used $57.6 million of cash primarily to fund operating losses and working capital requirements. From September 1992 to February 1994 the Company had no available lines of credit and experienced significant cash outflow as a result of operating losses coupled with adverse publicity associated with the restatement of its first and second quarter 1992 financial statements, defaults under its loan agreements and senior management changes. In February 1994 the Company obtained a $35 million debtor-in-possession credit facility ("DIP Loan") from Belmont Capital Partners II, L.P., an affiliate of Fidelity Investments ("Belmont"), which is described in greater detail below.

  Despite aggressive cash management measures that were implemented on a worldwide basis throughout the Company, the Company's consolidated cash balance decreased from $86.8 million at December 31, 1992 to $30.1 million at September 30, 1993. The September 30, 1993 cash balance included $1.9 million in foreign bank accounts. Such bank accounts are only available to support the Company's foreign operations. The negative operating cash flow reflects continued pressure to accelerate payments of accounts payable and the delay on the part of customers in payment of accounts receivable caused by the Company's weakened financial condition, restructuring costs, professional fees relating to debt restructuring negotiations and shareholder litigation adversely affected cash flow. Cash deposits made to secure insurance obligations also negatively impacted cash flow.

  As a consequence of the Company's financial difficulties, an asset disposition program was initiated in the third quarter of 1992 with respect to the Company's non-core businesses and certain other assets to raise cash for working capital and to reduce debt. For the nine months ended September 30, 1993, the Company received net cash proceeds of $40.8 million from the sale of the U.S. and certain overseas information services business units, Software House, Inc. which manufactures security systems, other non-core businesses and other assets. Such proceeds were used primarily for working capital requirements. Through the third quarter of 1992, the Company received net cash proceeds of $55.2 million from the sale of certain assets including the following: (a) the Company's computer lease portfolio, $21.1 million, (b) the sale of the Company's interest in a hospital's central utility plant, $18.4 million, and (c) the sale of a rental equipment business, $8.8 million. Such proceeds were used primarily for working capital and to pay down debt.

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

  As described in Notes A and C to the Company's condensed consolidated financial statements, the Company is in default of covenants contained in its loan agreements under which approximately $501.0 million was outstanding at September 30, 1993 and December 31, 1992, including $484.4 million owed to senior lenders and $16.6 million owed to subordinated note holders. With respect to the defaulted senior loan agreements, "standstill arrangements" were negotiated which covered the period from mid-December of 1992 through April 30, 1993. Under the standstill arrangements, the senior lenders agreed, in principle, to forebear the receipt of principal and to accept payment of interest during such periods at reduced rates ranging from 4% to 6.75%. Since April 30, 1993, no standstill arrangement has been in place and the Company has ceased making principal and interest payments. However, interest continued to accrue under the terms of the respective loan agreements, which in certain circumstances include default rate premiums of an additional 2% and in one case 4% until December 21, 1993, the date on which an involuntary bankruptcy petition was filed against the Company. At September 30, 1993 and December 31, 1992, accrued interest on defaulted debt was $31.8 million and $5.8 million, respectively. The Company has pledged to the holders of its senior notes and bank indebtedness the common stock of certain subsidiaries held for sale and certain proceeds from the sale of one of these subsidiaries. The combined net book value of these subsidiaries was $18.2 million at September 30, 1993.

  The Company has not made scheduled semiannual interest payments since September 1, 1993 with respect to its 7% Convertible Subordinated Debentures. All interest payments on such debt were previously paid when due. The outstanding principal balance of the debentures at September 30, 1993 and December 31, 1992 in the amount of approximately $7.0 million has been included in "Debt in default" in the accompanying condensed consolidated balance sheets.

  The Plan of Reorganization was confirmed by the U.S Bankruptcy Court on September 30, 1994. The Plan of Reorganization provide that the Company's creditors, other than subordinated note holders, will exchange approximately $605 million of holding company debt for 100% of the equity of the reorganized Company and for approximately $136 million of notes of the reorganized Company and approximately $48 million of notes of a newly organized subsidiary. Holders of approximately $18 million of subordinated debt will exchange their notes for warrants to purchase common stock in the reorganized Company. Additionally, holders of the Company's common and preferred stock and warrants of participation will have their JWP securities canceled and will receive warrants to purchase common stock in the reorganized Company. With the exception of approximately $62 million of new notes to be due in 2001, substantially all of the new debt is expected to be paid from the proceeds of assets sales.

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

  JWS, a subsidiary of the Company carried in "Net assets held for sale" in the accompanying condensed consolidated balance sheets, had two revolving credit agreements each of which permitted unsecured borrowings of up to $10.0 million with interest rates equal to the prime rate (7 1/4% at June 30, 1994). Both agreements expired on April 30, 1994 and the borrowings thereunder have been permitted by the lenders to remain outstanding. JWS is currently negotiating new revolving credit agreements. As of September 30, 1993, JWS had equal borrowings under each agreement aggregating $4.8 million. These borrowings are reflected as current liabilities in the condensed balance sheet of "Net assets held for sale" which is presented in Note E to the condensed consolidated financial statements.

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

  At September 30, 1993, the Company and a wholly-owned captive insurance subsidiary ("Defender") had letters of credit outstanding totaling $36.4 million which in effect secure their workers' compensation, automobile and general liability insurance obligations. The letters of credit were intended to serve as collateral for the obligations of Defender to reimburse the Company's unrelated insurance carriers for claims paid with respect to certain years' insurance programs. A total of $34.9 million of such letters of credit expire in December 1994 and $1.5 million of such letters of credit expire in February 1995. Since October 1992 neither the Company nor Defender has been able to obtain additional letters of credit to secure their insurance obligations and, as a result, have been required to make cash collateral deposits to an unrelated insurance company to secure those types of obligations. The deposits totaled $15.8 million and $7.7 million as of September 30, 1993 and December 31, 1992, respectively, and are included under the caption "Miscellaneous" in Other Assets in the accompanying condensed consolidated balance sheets. The need to provide cash collateral has adversely affected the Company's cash flow.

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

                           JWP INC. AND SUBSIDIARIES

                           PART II--OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  (a) The Company is in default under its loan agreements. See Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note C--Debt in Default, which is hereby incorporated herein by reference.

  (b) The Company is in arrears in the payment of dividends on its preferred stock. See Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note B--Net (Loss) Per Share, which is hereby incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits. Exhibit No. 27; Article 5, Financial Data Schedule; Page.

  (b) Report on Form 8-K filed during the quarter ended September 30, 1993. Form 8-K; Date of Report: August 6, 1993; and Form 8-K; Date of Report:
      September 30, 1993.

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