Form 10-Q
period 1994-03-31
JWP INC/DE/
filed 1994-10-19
CIK 105634

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

                 For the quarterly period ended March 31, 1994
                                                --------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the transition period from      to
                                                 ----   ----
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

- --------------------------------------------------------------------------------
            (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                        IF CHANGED SINCE LAST REPORT)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days. Yes     No  X
                                             ----    ----

  Number of shares of Common Stock outstanding as of the close of business on September 30, 1994: 40,937,618 shares.

                                    JWP INC.

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
 PART I--FINANCIAL INFORMATION
 Item 1   Financial Statements (unaudited).............................       3
          Condensed consolidated statements of operations--three months
          ended March 31, 1994 and 1993................................       3
          Condensed consolidated balance sheets as of March 31, 1994
          and December 31, 1993........................................       4
          Condensed consolidated statements of cash flows--three months
          ended March 31, 1994 and 1993................................       5
          Notes to condensed consolidated financial statements.........       6
 Item 2   Management's discussion and analysis of interim financial
          information..................................................      14

 PART II--OTHER INFORMATION
 Item 3   Defaults Upon Senior Securities..............................      22
 Item 6   Exhibits and Reports on Form 8-K.............................      22

                         PART 1--FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           JWP INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          --------------------
                                                            1994       1993
                                                          ---------  ---------
REVENUES................................................. $ 435,554  $ 563,879
                                                          ---------  ---------
COSTS AND EXPENSES
  Cost of sales..........................................   393,257    505,325
  Selling, general and administrative....................    45,689     57,870
  Reorganization charges.................................     3,600        --
                                                          ---------  ---------
                                                            442,546    563,195
                                                          ---------  ---------
OPERATING (LOSS) INCOME..................................    (6,992)       684
  Interest expense, net..................................      (176)   (12,203)
                                                          ---------  ---------
(LOSS) BEFORE INCOME TAXES...............................    (7,168)   (11,519)
  Provision for income taxes.............................       250        311
                                                          ---------  ---------
(LOSS) FROM CONTINUING OPERATIONS........................    (7,418)   (11,830)
INCOME FROM DISCONTINUED OPERATIONS......................     1,144      1,718
                                                          ---------  ---------
CUMULATIVE EFFECT OF CHANGE IN METHOD OF ACCOUNTING FOR
 POST-EMPLOYMENT BENEFITS................................    (2,100)       --
                                                          ---------  ---------
NET (LOSS)............................................... $  (8,374) $ (10,112)
                                                          =========  =========
(LOSS) INCOME PER SHARE
  Continuing operations.................................. $    (.18) $    (.30)
  Discontinued operations................................       .03        .04
  Cumulative effect of change in method of accounting for
   post-employment benefits..............................      (.05)       --
                                                          ---------  ---------
  Net (loss)............................................. $    (.20) $    (.26)
                                                          =========  =========

           See notes to condensed consolidated financial statements.

                           JWP INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                        MARCH 31,  DECEMBER 31,
                                                          1994         1993
                                                       ----------- ------------
                                                       (UNAUDITED)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents...........................  $  42,027   $   39,534
  Accounts receivable, net............................    434,879      455,944
  Costs and estimated earnings in excess of billings
   on uncompleted contracts...........................     66,294       61,987
  Inventories.........................................      7,638        5,221
  Prepaid expenses and other..........................      9,247       13,240
  Net assets held for sale............................     15,819       20,454
                                                        ---------   ----------
TOTAL CURRENT ASSETS..................................    575,904      596,380
                                                        ---------   ----------
NET ASSETS HELD FOR SALE..............................     60,520       63,161
                                                        ---------   ----------
INVESTMENTS, NOTES AND OTHER LONG-TERM RECEIVABLES....     19,387       19,737
                                                        ---------   ----------
PROPERTY, PLANT AND EQUIPMENT, NET....................     38,382       39,266
                                                        ---------   ----------
OTHER ASSETS
  Excess of cost of acquired businesses over net
   assets, less amortization..........................     58,591       58,973
  Miscellaneous.......................................     31,819       28,925
                                                        ---------   ----------
                                                           90,410       87,898
                                                        ---------   ----------
TOTAL ASSETS..........................................  $ 784,603   $  806,442
                                                        =========   ==========
LIABILITIES AND SHAREHOLDERS' (DEFICIT)
CURRENT LIABILITIES
  Notes payable by foreign subsidiaries...............  $   2,915   $      172
  Debtor-in-possession note payable...................     15,000          --
  Current maturities of long-term debt and capital
   lease obligations..................................      2,243        2,327
  Debt in default.....................................        --       501,007
  Accounts payable....................................    178,870      209,867
  Billings in excess of costs and estimated earnings
   on uncompleted contracts...........................    109,398      115,179
  Other accrued expenses and liabilities..............    134,922      220,152
                                                        ---------   ----------
TOTAL CURRENT LIABILITIES.............................    443,348    1,048,704
                                                        ---------   ----------
LONG-TERM DEBT........................................      2,497        2,538
                                                        ---------   ----------
OTHER LONG-TERM OBLIGATIONS...........................     27,471       57,462
                                                        ---------   ----------
PRE-CONSENT DATE BANKRUPTCY CLAIMS SUBJECT TO COMPRO-
 MISE.................................................    622,859          --
                                                        ---------   ----------
SHAREHOLDERS' (DEFICIT)
  Preferred Stock, $1 par value, 25,000,000 shares au-
   thorized, 425,000 shares of Series A issued and
   outstanding........................................     21,250       21,250
  Common Stock, $.10 par value, 75,000,000 shares au-
   thorized, 40,715,541 outstanding, excluding 727,389
   treasury shares....................................      4,072        4,072
  Warrants of Participation...........................        576          576
  Capital surplus.....................................    204,247      204,247
  Cumulative translation adjustment...................     (7,004)      (6,068)
  (Deficit)...........................................   (534,713)    (526,339)
                                                        ---------   ----------
TOTAL SHAREHOLDERS' (DEFICIT).........................   (311,572)    (302,262)
                                                        ---------   ----------
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT).........  $ 784,603   $  806,442
                                                        =========   ==========

           See notes to condensed consolidated financial statements.

                           JWP INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS) (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          --------------------
                                                            1994       1993
                                                          ---------  ---------
CASH FLOWS FROM OPERATIONS
  Net (Loss)............................................. $  (8,374)  $(10,112)
  Non-cash expenses......................................     5,665     12,198
  Cumulative effect of accounting change.................     2,100        --
  Change in operating assets and liabilities, excluding
   the effect of businesses sold ........................   (16,553)   (29,029)
                                                          ---------  ---------
NET CASH (USED IN) OPERATIONS............................   (17,162)   (26,943)
                                                          ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from debtor-in-possession financing...........    15,000        --
  Payments of long-term debt and capital lease
   obligations...........................................      (745)    (2,047)
  Increase (decrease) in notes payable, net..............     2,779     (5,838)
                                                          ---------  ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES......    17,034     (7,885)
                                                          ---------  ---------
CASH FLOWS FROM INVESTMENT ACTIVITIES
  Purchase of property, plant and equipment..............    (2,846)    (5,056)
  Proceeds from sale of businesses and other assets......     2,990      4,872
  Decrease (increase) in cash balances of businesses held
   for sale or sold......................................     4,899    (11,126)
  Net disbursements for investment to be sold............    (2,422)       --
                                                          ---------  ---------
NET CASH PROVIDED BY (USED IN) INVESTMENT ACTIVITIES.....     2,621    (11,310)
                                                          ---------  ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........     2,493    (46,138)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........    39,534     86,836
                                                          ---------  ---------
CASH AND CASH EQUIVALENTS AT MARCH 31.................... $  42,027  $  40,698
                                                          =========  =========

           See notes to condensed consolidated financial statements.

                           JWP INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A BASIS OF PRESENTATION

  On February 14, 1994, JWP (the "Company") became a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code. The accompanying financial statements have been prepared on the basis of the principles prescribed by the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". As a result, liabilities of the Company that are expected to be compromised as a result of the bankruptcy proceeding have been reclassified to the caption "Pre-consent Date Bankruptcy Claims Subject to Compromise" in the accompanying condensed consolidated balance sheet. See Note B with respect to entry of an order for relief under Chapter 11 of the U.S. Bankruptcy Code and the Company's plan of reorganization. During the Chapter 11 proceeding the Company has continued to expense the various legal and other professional fees incurred. These fees are reflected in the accompanying condensed consolidated statement of operations under the caption "Reorganization charges". As of December 21, 1993, the Company ceased to accrue interest on its defaulted debt. See Note C with respect to debt in default.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The matters discussed below raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to restructure its indebtedness in its Chapter 11 proceeding, obtain sufficient surety bonds to guarantee its performance of construction contracts, return to profitability, obtain new credit facilities and generate sufficient cash flow to meet its restructured and other obligations on a timely basis.

  At March 31, 1994 the Company had a shareholders' deficit of $311.6 million. Many of the Company's mechanical and electrical contracts require surety bonds to guarantee the performance of such contracts. The Company's surety bonding companies are reviewing bid and performance bond requests on a case-by-case basis for large construction projects and those with durations of more than two years. Further, the Company is experiencing significant constraints in its bonding line which has adversely affected its operations. In addition, a surety bonding company that had been the primary source of surety bonds for certain subsidiaries, which, for the three months ended March 31, 1994, together comprised approximately 24% of the Company's revenues of those mechanical and electrical companies the Company currently plans to retain, is no longer engaged in the business of issuing such bonds. As a result, these subsidiaries are currently not receiving such bonds. However, the absence of available surety bonding for these subsidiaries has not resulted in a material reduction in their backlog. The Company and these subsidiaries are actively engaged in discussions with another surety bonding company which has undertaken due diligence for the purpose of entering into a new surety bonding arrangement. However, there can be no assurance that such a new surety bonding arrangement will be entered into. The failure to obtain a new surety bonding company for these subsidiaries would materially adversely affect the Company.

  The Company is focused on returning to profitability and restructuring its operations primarily around a smaller international mechanical/electrical services business. The Company has formulated a business restructuring plan which currently includes the sale of its water supply business, several non-core businesses and certain mechanical/electrical services operations and the closing or downsizing of unprofitable operations. The proceeds from the sale of these businesses and other assets to date have been used for working capital and to reduce debt. There is no assurance that the Company will be able to consummate the remaining sales and, if consummated, whether the Company will realize the proceeds contemplated by the plan.

  As described in Note C, the Company is in default of covenants contained in its senior note agreements, bank revolving credit agreement, 12% subordinated note agreements and its 7 3/4% Convertible Subordinated

Debentures and is presently in a Chapter 11 proceeding. The outstanding amount of such debt in default at March 31, 1994 and December 31, 1993 was $501.0 million. Such amount is included in "Pre-consent Date Bankruptcy Claims Subject to Compromise" at March 31, 1994 and "Debt in default" at December 31, 1993 in the accompanying condensed consolidated balance sheets.

  On December 21, 1993, three holders of the Company's 7 3/4% Convertible Subordinated Debentures filed an involuntary petition under Chapter 11 of the U.S. Bankruptcy Code against the Company. The Company on February 14, 1994 consented to the entry of an order for relief under Chapter 11 of the U.S. Bankruptcy Code. At that time, the Company adopted a proposed plan of reorganization and its subsidiaries continue to operate in the normal course of business. The Company's plan of reorganization, as amended (the "Plan of Reorganization"), was confirmed by the U.S. Bankruptcy Court on September 30, 1994. The Plan of Reorganization provides that the Company's creditors, other than subordinated noteholders, will exchange approximately $605 million of holding company debt for 100% of the equity of the reorganized Company and for approximately $136 million of notes of the reorganized Company and approximately $48 million of notes of a newly organized subsidiary. Holders of approximately $18 million of subordinated debt will exchange their notes for warrants to purchase common stock of the reorganized Company. Additionally, holders of the Company's common and preferred stock and warrants of participation will have their JWP securities canceled and will receive warrants to purchase common stock of the reorganized Company. With the exception of approximately $62 million of new notes to be due in 2001, substantially all of the new debt is expected to be paid from the proceeds of assets sales.

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

  The Company's mechanical/electrical services, water supply and other operating subsidiaries are not parties to this Chapter 11 proceeding. All operating subsidiary obligations continue to be paid in the ordinary course of business.

  In April 1992, the Company announced its intention to sell its water supply business. However, in July 1993, the Company's Board of Directors decided not to proceed with the sale due to uncertainties created by the then pending rate-related matters and litigation which are described in Note J. In December 1993, the Company's subsidiary, Jamaica Water Supply Company ("JWS"), entered into an agreement with respect to the rate-related proceedings and litigation thereby eliminating significant uncertainties relating to the water supply business. This agreement was approved by the New York State Public Service Commission on February 2, 1994. Accordingly, the Company reinstated its plan of sale in the first quarter of 1994. In 1993 the Company sold substantially all of its information services businesses. Operating results for all periods presented reflect the Company's information services and water supply businesses as discontinued operations (see Note F).

  As indicated above, the Company has developed a business restructuring plan which also contemplates the sale of certain of its mechanical/electrical services business units, its water supply business and certain other non-core businesses. The net assets of businesses to be sold have been classified in the condensed consolidated balance sheets as of March 31, 1994 and December 31, 1993 as "Net assets held for sale" and carried as either current or long-term assets on the basis of their actual or expected disposition dates.

  Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112, "Employers Accounting for
Postemployment Benefits" (SFAS 112). See Note K.

  As a result of the restatement of the Company's first and second quarter earnings of 1992 and write-offs and losses announced by the Company on August 4, 1992 and on October 2, 1992, a consolidated class action lawsuit for unspecified damages was filed against the Company, certain former officers and directors, four current directors, a former subsidiary officer and the Company's then independent auditor, Ernst & Young. The complaint alleges violations of Section 10(b) of the Securities and Exchange Act of 1934, Rule 10b-5 promulgated thereunder and common law fraud and deceit on the part of the Company and other named defendants. The Company has denied the material allegations contained in the complaint. The parties are now engaged in discovery proceedings. However, under the terms of the Plan of Reorganization, claimants in the class action litigation will not be entitled to recover damages, if any, from the Company, although they will receive warrants to purchase the common stock of the reorganized Company.

  In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and the results of its operations. The results of operations for the three months ended March 31, 1994 are not necessarily indicative of the results to be expected for the year ended December 31, 1994. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

NOTE B NET (LOSS) PER SHARE

  Net loss per common share for the three month period ended March 31, 1994 and 1993 has been calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents relating to stock options outstanding when the effect of such equivalents are dilutive (40,715,541 shares and 40,790,305 shares for the three months ended March 31, 1994 and 1993, respectively). For 1993, per common share loss from continuing operations and net loss reflect dividends of $0.45 million which were accrued on the Company's preferred stock. The Company ceased accruing dividends on its preferred stock on December 21, 1993, the date on which the involuntary bankruptcy petition was filed against the Company. Cumulative unpaid dividends at March 31, 1994 and December 31, 1993 aggregate $2.3 million.

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
                                                                      --------
                                                                      $501,007
                                                                      ========

  The Company has failed to make principal payments on its senior notes and 12% subordinated notes and is in default under various financial covenants contained in the loan agreements pursuant to which these notes were issued, including covenants requiring maintenance of minimum tangible net worth and minimum current ratio. Its bank revolving credit facility contains certain financial and other covenants, including covenants requiring maintenance of minimum tangible net worth and minimum current ratio, under which the Company is in default. Additionally, the Company has not made scheduled semiannual interest payments since September 1, 1993 with respect to its 7 3/4% Convertible Subordinated Debentures. As a result, the entire amount of such notes, debentures and bank indebtedness has been classified in the accompanying condensed consolidated balance sheets as "Pre-consent Date Bankruptcy Claims Subject to Compromise" at March 31, 1994 and as "Debt in default" at December 31, 1993.

  Commencing in April 1993, the Company ceased making payments of principal and interest under its revolving credit facility and on its senior and subordinated notes. Interest continued to accrue in accordance with the provisions of the loan agreements pursuant to which these notes were issued which in certain circumstances include default rates of an additional 2% and in one case 4% until December 21, 1993, the date on which the involuntary bankruptcy petition was filed against the Company. At March 31, 1994 and December 31, 1993, accrued interest applicable to debt in default was $43.3 million. Such amount is included in "Pre-consent Date Bankruptcy Claims Subject to Compromise" at March 31, 1994 and "Other accrued expenses and liabilities" at December 31, 1993 in the accompanying condensed consolidated balance sheets. The Company has pledged to the holders of its senior notes and bank indebtedness the common stock of five subsidiaries held for sale and the proceeds from the sale of one of those subsidiaries which have a combined net book value of $22.1 million as of March 31, 1994.

  Certain of the Company's loan agreements contain covenants which restrict its ability to pay dividends on its common stock. As indicated, the Company is in default under these agreements and is in a Chapter 11 proceeding.

  See Note A with respect to the contemplated exchange of the debt in default for new debt and equity securities under the Plan of Reorganization, which was confirmed by the U.S. Bankruptcy Court on September 30, 1994.

NOTE D PRE-CONSENT DATE BANKRUPTCY CLAIMS SUBJECT TO COMPROMISE

  As described in Note A, on February 14, 1994, the Company consented to the entry of an order for relief under Chapter 11 of the U.S. Bankruptcy Code. Under Chapter 11, while the Company continues business as a debtor-in-possession, the Company's creditors are stayed from taking action against the Company to collect debts in existence prior to the date that the involuntary petition was filed against the Company, December 21, 1993. The Company's condensed consolidated balance sheet as of March 31, 1994 includes the following liabilities which are affected by the Company's Plan of
Reorganization:

                                              OTHER ACCRUED    OTHER
                            ACCOUNTS DEBT IN  EXPENSES AND   LONG-TERM
                            PAYABLE  DEFAULT   LIABILITIES  OBLIGATIONS  TOTAL
                            -------- -------- ------------- ----------- --------
Debt in default...........    $--    $501,007    $   --       $   --    $501,007
Accrued interest..........     --         --      43,315          --      43,315
Amount due to JWP Informa-
 tion Services, Inc.......     --         --      24,933          --      24,933
Foreign debt guarantees...     --         --       6,037          --       6,037
Stock price guarantees....     --         --       5,118          --       5,118
Preferred dividends in ar-
 rears....................     --         --       2,257          --       2,257
Unexpired leases..........     --         --         --         1,718      1,718
Unfunded directors' re-
 tirement benefits........     --         --         --           975        975
Insurance reserves........     --         --       9,600       26,800     36,400
Other impaired claims.....     400        --         699          --       1,099
                              ----   --------    -------      -------   --------
                              $400   $501,007    $91,959      $29,493   $622,859
                              ====   ========    =======      =======   ========

  The Bankruptcy Court established April 8, 1994 as the bar date for the filing of claims against the Company. Certain claims filed against the Company are contingent or in dispute and will be liquidated. Further, additional claims may arise from rejection by the Company of leases and other executory contracts.

  The Company has received approval from the Bankruptcy Court to pay or otherwise honor certain of its obligations that arose prior to the entry of the order for relief under Chapter 11, including employee wages and benefits, amounts due under the Company's property, casualty, workers' compensation and other insurance programs and amounts payable under a JWP employee stay bonus and severance pay plan.

NOTE E DEBTOR-IN-POSSESSION FINANCING

  In February 1994, the Company and substantially all of its subsidiaries entered into an agreement with Belmont Capital Partners II, L.P., an affiliate of Fidelity Investments ("Belmont"), to provide for a credit facility to the Company (the "DIP Loan"). The agreement provides to the Company a credit facility of $35 million at an interest rate of 12% per annum during the Chapter 11 proceeding. Also, Belmont will receive, as additional interest, a percentage of the securities to be issued under the Company's Plan of Reorganization. The DIP Loan is secured by a first lien on substantially all of the assets of the Company and most of its subsidiaries. As of September 30, 1994, the Company had drawn down $25 million under the DIP Loan of which $15 million was outstanding as of March 31, 1994.

  The Company is in default of certain covenants of the DIP Loan. Pursuant to written waivers of default dated April 27, 1994, May 6, 1994 and August 2, 1994, the Company has been permitted by Belmont to draw on its line of credit. Under the circumstances, any additional borrowings under the DIP Loan will require further waivers of default.

  The DIP Loan is to be repaid on the earlier of the effective date of the Plan of Reorganization or February 15, 1995. The Company is actively seeking a working capital facility of approximately $40 million. The proceeds of this new facility will be used to refinance the Company's borrowings under the DIP Loan and to provide working capital to the reorganized Company. There can be no assurance that the Company will be able to obtain a new working capital facility or, if so, the amount of any such facility. Obtaining such a facility is a condition to the Plan of Reorganization becoming effective.

NOTE F DISCONTINUED OPERATIONS

  In April 1992 the Company announced its intention to sell its water supply business. However, in July 1993, the Company's Board of Directors decided not to proceed with the sale due to uncertainties created by the then pending rate-related proceedings and litigation. In December 1993, JWS entered into an agreement with respect to the rate-related proceedings and litigation. This agreement was approved by the New York State Public Service Commission on February 2, 1994. Accordingly, the Company reinstated its plan of sale in the first quarter of 1994. The financial statements for all periods presented reflect the water supply business as discontinued operations.

  See Note J with respect to the status of a proceeding initiated in 1988 by the City of New York to acquire by condemnation all of the water distribution system of JWS that is located in New York City.

  The assets of the water supply business consist primarily of utility plant and equipment which are located in Nassau and Queens Counties in the State of New York. The net assets of the water supply business, which aggregate $60.5 million and $60.0 million at March 31, 1994 and December 31, 1993, respectively, are classified in the accompanying condensed consolidated balance sheets as "Net assets held for sale" and carried as long-term since disposition is expected to take place after 1994.

  In March 1993 the Company's Board of Directors approved the disposition of the Company's U.S. information services business. The Board of Directors had previously decided to sell the Company's overseas information services businesses. Accordingly, operating results of the information services businesses have been classified as discontinued operations. In August 1993, the Company sold substantially all of the assets of its U.S. information services business.

  Operating results of discontinued operations for the three months ended March 31, 1994 and 1993 are as follows (in thousands):

                                                               1994      1993
                                                              -------  --------
   Revenues.................................................. $14,438  $408,057
   Costs and expenses........................................  12,315   400,924
                                                              -------  --------
   Operating income..........................................   2,123     7,133
   Interest expense..........................................    (979)   (5,415)
                                                              -------  --------
   Income before taxes.......................................   1,144     1,718
   Income taxes..............................................     --        --
                                                              -------  --------
   Income from discontinued operations....................... $ 1,144  $  1,718
                                                              =======  ========

  As discussed above, in August 1993 the Company sold substantially all of its information services businesses. The operating results of discontinued operations for the three months ended March 31, 1994 consists only of the water supply business.

NOTE G OTHER BUSINESSES SOLD AND NET ASSETS HELD FOR SALE

  The Company sold its information services business in Germany and its equity ownership in an energy and environmental business in the first three months of 1994 for net cash proceeds of $3.0 million. The Company's Board of Directors has approved a plan for the sale of the Company's remaining energy and environmental related businesses, other non-core businesses and certain mechanical/electrical operations. The operating results of these businesses are included in (loss) income from continuing operations.

  Revenues and operating (loss) income of the other businesses sold and held for sale for the three months ended March 31, 1994 and 1993 are as follows (in thousands):

                                              1994     1993
                                             -------  -------
   Revenues................................. $42,040  $98,746
   Operating (loss) income..................  (2,764)     182

  The condensed balance sheet relating to net assets held for sale including discontinued operations as of March 31, 1994 is as follows (in thousands):

Cash........................................ $ 10,282
Accounts receivable, net....................   45,220
Costs and estimated earnings in
 excess of billings.........................    3,347
Inventories.................................   11,856
Other current assets........................    2,574
                                             --------
                                               73,279
Property, plant and equipment,
 net........................................  153,048
Other assets................................   15,577
                                             --------
                                             $241,904
                                             ========

Current maturities of long-term debt and
 capital lease obligations.................. $ 14,537
Accounts payable............................   11,520
Billings in excess of costs and estimated
 earnings...................................    6,070
Other accrued expenses......................   61,208
                                             --------
                                               93,335
Long-term debt..............................   32,006
Other long-term liabilities.................   40,224
Net assets held for sale--current...........   15,819
Net assets held for sale--long term.........   60,520
                                             --------
                                             $241,904
                                             ========

NOTE H INSURANCE RESERVES

  The Company is primarily insured with a wholly-owned captive insurance subsidiary ("Defender") for its workers' compensation, automobile and general liability insurance. At March 31, 1994, the Company and Defender had letters of credit outstanding totaling $36.4 million which in effect secure their insurance obligations. The letters of credit were intended to serve as collateral for the obligations of Defender to reimburse the Company's unrelated insurance carriers for claims paid with respect to certain years' insurance programs. Letters of credit of $34.9 million and $1.5 million expire in December 1994 and in February 1995, respectively. Since October 1992 neither the Company nor Defender has been able to obtain additional letters of credit to secure their insurance obligations and, as a result, have been required to make cash collateral deposits with an unrelated third party insurance company to secure those types of obligations. The deposits totaled $25.3 million and $21.3 million as of March 31, 1994 and December 31, 1993, respectively, and are classified as a long-term asset in the accompanying condensed consolidated balance sheets under the caption "Miscellaneous Assets."

NOTE I INCOME TAXES

  The Company has substantial net operating loss carry-forwards ("NOL") for U.S. income tax purposes expiring in years through 2008. As of March 31, 1994, the Company has provided a valuation allowance for the full amount of such NOLs.

NOTE J LEGAL PROCEEDINGS

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

  The Complaint alleges violations of Section 10(b) of the Securities and Exchange Act of 1934, Rule 10b-5 promulgated thereunder and common law fraud and deceit on the part of the Company and certain other defendants. Among other things, the Company is alleged to have intentionally and materially overstated its inventory, accounts receivable and earnings in various public disseminations during the purported class period May 1, 1991 through October 2, 1992. The Complaint seeks an unspecified amount of damages. The Company has denied the material allegations contained in the Complaint. The parties are now engaged in discovery proceedings. However, under the Plan of Reorganization, no damages will be recoverable from the Company by claimants in the class action litigation, although they will receive warrants to purchase the common stock of the reorganized Company.

  The Company had been informed by the Securities and Exchange Commission (the "SEC") that it was conducting a private investigation to determine whether there have been violations of certain provisions of the federal securities laws and/or the rules and regulations of the SEC in connection with the Company's financial records, reports and public disclosures. The Company has cooperated with the SEC's staff and has voluntarily produced requested documents and information. On April 12, 1994, the SEC's staff informed the Company of its intention to recommend that the SEC file a civil injunction against the Company. The Company is currently engaged in discussions with the SEC's staff concerning a possible consensual resolution of the matter.

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

  In February 1994 the New York Court of Appeals held constitutional a nearly-identical statute dealing with another water utility. In April 1994, upon a request made by the City for reconsideration, the Supreme Court stated that it would reconsider its prior decision in light of the February decision of the Court of Appeals. The Company cannot predict when or if the Supreme Court will conduct further proceedings under the statute nor is it possible to predict what the decision of the Supreme Court might be if it decides to value the JWS property or the effect of the pending litigation of the proposed sale of JWS.

  In 1993 the Company's French and Belgian information services subsidiaries filed petitions in their respective countries seeking relief from their creditors. The French and Belgian subsidiaries have outstanding unsecured credit facilities which are guaranteed by the Company aggregating $5.9 million.

  In August 1993 the Company sold its U.S. information services business. In October 1993, the subsidiary formerly carrying on this business filed a voluntary petition under Chapter 7 of the U.S. Bankruptcy Code.

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

NOTE K ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

  Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS 112). This standard requires that the cost of benefits provided to former or inactive employees be recognized on an accrual basis of accounting. Previously, the Company recognized post-employment benefit costs (primarily short-term disability and severance costs) when paid. The cumulative effect of adopting SFAS 112 was to record a charge of $2.1 million or $.05 per share as of January 1, 1994. Such amount has been reflected in the consolidated statement of operations for the three months ended March 31, 1994 under the caption "Cumulative Effect of Change in Method of Accounting for Post-employment Benefits". This change in accounting method will not have a material effect on the 1994 loss from continuing operations.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL INFORMATION

RESULTS OF OPERATIONS

  Revenues for the first quarter of 1994 were $435.6 million compared to $563.9 million in the first quarter of 1993. In the first quarter of 1994 the Company incurred a net loss of $8.4 million or $0.20 per share compared to a net loss of $10.1 million or $0.26 per share in the first quarter of 1993. Loss from continuing operations in the first quarter of 1994 was $7.4 million or $0.18 per share compared to a loss of $11.8 million or $0.30 per share in the year earlier period. In the first quarter of 1994 income from discontinued operations was $1.1 million or $0.03 per share compared to income of $1.7 million or $0.04 per share in the first quarter of 1993. The net loss for the three months ended March 31, 1994 includes a charge of $2.1 million or $0.05 per share as a result of the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Post-employment Benefits".

  The 1993 first quarter loss from continuing operations in the amount of $11.5 million included approximately $12 million of interest expense, including penalty interest, on defaulted debt. The Company ceased accruing interest on debt in default in December 1993 upon the filing of an involuntary bankruptcy petition against the Company. Accordingly, no interest expense on debt in default is included in the condensed consolidated statement of operations for the three months ended March 31, 1994.

  The Company incurred an operating loss of $7.0 million for the first quarter of 1994 compared to operating income of $0.7 million for the same quarter of 1993. The operating loss for the three months ended March 31, 1994 reflected a net $3.0 million increase in the operating losses of mechanical/electrical business units held for sale as well as an increase of $1.1 million in legal, consulting and other professional fees in connection with the Company's Chapter 11 bankruptcy proceeding. Additionally, in February 1994 the Company incurred $0.5 million of debt issuance costs in obtaining debtor-in-possession financing, and its insurance costs increased $0.8 million over 1993 levels.

  On December 21, 1993, three holders of the Company's 7 3/4% Convertible Subordinated Debentures filed an involuntary petition under Chapter 11 of the U.S. Bankruptcy Code against the Company. The Company on February 14, 1994 consented to the entry of an order for relief under Chapter 11 of the Bankruptcy Code. At that time the Company adopted a proposed plan of reorganization. The Company's plan of reorganization, as amended (the "Plan of Reorganization"), was confirmed by the U.S. Bankruptcy Court on September 30, 1994. The Plan of Reorganization provides for the exchange of substantially all of the Company's indebtedness for new notes of the reorganized Company and notes of a newly organized subsidiary, for all of its common stock and for warrants to purchase common stock of the reorganized Company. Holders of the Company's common and preferred stock and warrants of participation also will receive warrants to purchase common stock of the reorganized Company in exchange for their equity interests. The Plan of Reorganization contemplates a business restructuring plan which the Company initially developed in the third quarter of 1992 to divest certain of its non-core businesses. There can be no assurance that the Plan of Reorganization will become effective or, if so, its timing. Obtaining a credit facility for the reorganized Company is one of the conditions to the Plan of Reorganization becoming effective. See "Liquidity and Capital Resources" below for additional discussion with respect to the Company's business restructuring plan and Plan of Reorganization. Following the Company's public announcement in October 1993 of its then proposed reorganization plan, the New York Stock Exchange took action resulting in the delisting of the Company's common stock.

  As of March 31, 1994, the Company had negative net worth of $311.6 million. The Company continues to fail to generate sufficient cash to fund its operations and service its obligations. From September 1992 to February 1994, when the Company obtained debtor-in-possession financing, the Company did not have available credit facilities and, consequently, funded its operations from working capital and proceeds from the sale of businesses and other assets.

  The Company's surety bonding companies are reviewing bid and performance bond requests on a case-by-case basis for large construction projects and those with durations of more than two years. Further, the Company is experiencing significant constraints in its bonding line which has adversely affected its operations. In addition, a surety bonding company that had been the primary source of bid and performance bonds for certain subsidiaries, which, for the three months ended March 31, 1994, together comprised approximately 24% of the Company's revenues of those mechanical/electrical companies the Company currently plans to retain, is no longer engaged in the business of issuing such bonds. As a result, these subsidiaries are currently not receiving surety bonds. However, the absence of available surety bonding for these subsidiaries has not resulted in a material reduction in their backlog. The Company and these subsidiaries are actively engaged in discussions with another surety bonding company which has undertaken due diligence for the purpose of entering into a new surety bonding arrangement. However, there can be no assurance that such a new surety bonding arrangement will be entered into. The failure to obtain a new surety bonding company for these subsidiaries would materially adversely affect the Company.

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

  As a result of the restatement of the Company's first and second quarter earnings of 1992 and write-offs and losses announced by the Company on August 4, 1992 and on October 2, 1992, class action lawsuits were filed on behalf of shareholders against the Company and certain other defendants. The class action lawsuits have been consolidated and the single consolidated amended class action complaint alleges, among other things, that the Company intentionally and materially overstated assets and earnings in various public disseminations in violation of Section 10(b) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks an unspecified amount of damages. The Company has denied the material allegations contained in the complaint. The parties are now engaged in discovery proceedings. However, under the terms of the Plan of Reorganization, claimants in the class action litigation will not be entitled to recover damages, if any, from the Company, although they will receive warrants to purchase common stock of the reorganized Company. See Note J to the condensed consolidated financial statements for additional discussion with respect to the shareholder litigation.

  The Company had been informed by the Securities and Exchange Commission (the "SEC") that it is conducting a private investigation to determine whether there have been violations of certain provisions of the federal securities laws and/or the rules and regulations of the SEC in connection with the Company's financial records, reports and public disclosures. The Company has cooperated with the SEC's staff and has voluntarily produced requested documents and information. On April 12, 1994, the SEC's staff informed the Company of its intention to recommend that the SEC file a civil injunction action against the Company. The Company is currently engaged in discussions with the SEC's staff concerning a possible consensual resolution of the matter.

MECHANICAL/ELECTRICAL SERVICES

  Revenues of the mechanical/electrical services business for the quarter ended March 31, 1994 decreased by 23% to $435.6 million from $563.9 million in 1993. Operating income of the mechanical/electrical services business (before deduction of general corporate and other expenses discussed below) in the first quarter of 1994 was $0.9 million compared to operating income of $6.0 million in the first quarter of 1993. The principal reason for this decline in operating income was increased losses incurred by business units held for sale. In connection with the Company's business restructuring plan, certain mechanical/electrical business units have been sold or identified for sale. The operating results of such business units are included in the aforementioned operating results. Revenues of the mechanical/electrical business units sold or held for sale for the quarters ended March 31, 1994 and 1993 were $42.0 million and $98.7 million, respectively. For the quarter ended March 31, 1994, such business units had an operating loss of $2.8 million compared to operating income of $0.2 million for the year earlier period. The overall decrease in revenues for the first quarter of 1994 was partially attributable to the disposition of certain businesses and the downsizing of certain businesses held for sale. Revenues for the first quarter of 1994 relating to business units which the Company plans to retain decreased by approximately 15% when compared to the first quarter of 1993. This decrease resulted primarily from those business units operating in the West Coast and Canadian regions. These regions are experiencing difficulties in obtaining new construction contracts because of, among other things, poor market conditions.

  The operating results in both 1994 and 1993 reflect, among other things, the continued negative impact of the recession, oversupply in the commercial real estate market which has caused intense competition for new commercial work and reduced retrofit and service activities in the United States. As a result of the reduction of commercial work, many of the Company's mechanical/electrical services business units pursued noncommercial projects, primarily governmental and municipal facilities, at lower margins than historically available in the commercial marketplace. Certain of these business units were not as experienced in performing noncommercial projects and, as a result, incurred losses particularly on certain long-term contracts. Operating margins in 1994 and 1993 were also adversely affected by the continued recession in the United Kingdom and Canada.

  Selling, general and administrative ("SG&A") expenses, excluding general corporate expenses, for the quarters ended March 31, 1994 and 1993 were $41.4 million and $52.6 million, respectively. The amount of SG&A expenses in 1994 was lower than 1993 as a result of the implementation of the Company's downsizing plans and the disposition of certain businesses.

  At March 31, 1994, the mechanical/electrical services business backlog was $1,112 million compared to $1,047 million at December 31, 1993 and $1.6 billion at December 31, 1992. Such backlog included $1.0 billion at March 31, 1994 and $954.2 million at December 31, 1993 relating to companies which the Company currently intends to retain. The Company's backlog in its North American regions declined by $31.6 million between December 31, 1993 and March 31, 1994, whereas its backlog in the United Kingdom increased by $96.4 million during that same period. The increase in backlog in the United Kingdom was primarily attributable to one major long-term contract. The Company has experienced a reduction in backlog in each of its North American regions. The decline in North America is primarily attributable to the downsizing of the Company's operations, the Company's weakened financial condition which adversely affects its ability to obtain new surety bonds and contracts and the continuing recession in the U.S. and Canadian construction markets. The Company's surety bonding companies have become more selective in issuing new surety bonds, and are reviewing bid and performance bonds on a case-by-case basis, especially for larger projects and those with a duration of more than two years. Additionally, the surety bonding companies will generally not bond new projects for certain non-core businesses which the Company has identified for sale. Surety bonds are frequently a condition to the award of a mechanical or electrical contract. Prospects for a recovery in the commercial office building market in both North America and the United Kingdom remain poor for the immediate future.

  Included in the condensed consolidated balance sheet as of March 31, 1994 under the caption "Excess of cost of acquired businesses over net assets, less amortization" is $58.6 million of goodwill. Such goodwill relates to the mechanical/electrical services business units which the Company currently intends to retain. Management believes that such goodwill has not been permanently impaired. However, if the Company were to decide to sell these units, the write-off of goodwill and other write-offs might be required depending upon then existing market conditions and the future business prospects of the retained units.

GENERAL CORPORATE AND OTHER EXPENSES

  General corporate expenses for the quarters ended March 31, 1994 and 1993 were $4.3 million and $5.3 million, respectively. General corporate expenses for the quarter ended March 31, 1993 include approximately $2.5 million for legal, consulting and other professional fees arising from the shareholder litigation, a proposed debt restructuring and the restatement of the Company's financial statements. Legal and other professional fees incurred in 1994 in connection with the bankruptcy proceedings were $3.6 million and are reflected in the condensed consolidated statement of operations under the caption "Reorganization charges". General corporate expenses in 1994 include $0.5 million for debt issuance costs relating to the Company obtaining a debtor-in-possession credit facility and an increase in insurance costs of approximately $0.8 million.

  Interest expense for the three months ended March 31, 1994 and 1993 was $0.2 million and $12.2 million, respectively. The Company ceased accruing interest expense related to debt in default on December 21, 1993, the date on which an involuntary bankruptcy petition was filed against the Company.

DISCONTINUED OPERATIONS

  In April 1992, the Company announced its intention to sell its water supply business. However in July 1993, the Company's Board of Directors decided not to proceed with the sale due to the then pending rate-related proceedings and litigation. As described below, in December 1993, the Company's subsidiary, Jamaica Water Supply Company ("JWS"), entered into an agreement that became effective February 2, 1994 with respect to the rate-related proceedings and litigation (See Note J) thereby eliminating significant uncertainties relating to the Company's water supply business. This agreement was approved by the New York State Public Service Commission on February 2, 1994. Accordingly, the Company reinstated its plan of sale in the first quarter of 1994. The condensed consolidated financial statements reflect the water supply business as a discontinued operation for all periods presented. See Note J regarding the status of a proceeding initiated in 1988 by the City of New York with respect to the possible condemnation of the water distribution system of JWS that is located in New York City.

  In 1993, the Company sold substantially all of its information services businesses.

  Revenues and income from discontinued operations for the three months ended March 31, 1994 and 1993 was as follows (in thousands):

                                                                 1994     1993
                                                                ------- --------
   Revenues:
     Water Supply.............................................. $14,438 $ 14,582
     Information Services......................................     --   393,475
                                                                ------- --------
                                                                $14,438 $408,057
                                                                ======= ========
   Income:
     Water Supply Business..................................... $ 1,144 $  1,288
     Information Services......................................     --       430
                                                                ------- --------
                                                                $ 1,144 $  1,718
                                                                ======= ========

  The water supply business operating results are impacted by seasonal factors. Its revenues are generally higher in the second and third quarters which reflects the warmer weather conditions in the Northeast.

LIQUIDITY AND CAPITAL RESOURCES

  For the three months ended March 31, 1994, the Company's operations used $17.2 million in cash primarily to fund operating losses and working capital requirements. From September 1992 to February 1994 the Company had no available lines of credit and experienced significant cash outflow as a result of operating losses coupled with adverse publicity associated with the restatement of its first and second quarter 1992 financial statements, defaults under its loan agreements and senior management changes. In February 1994 the Company obtained a $35 million debtor-in-possession credit facility ("DIP Loan") from Belmont Capital Partners II, L.P., an affiliate of Fidelity Investments ("Belmont"), which is described in greater detail below.

  The Company's consolidated cash balance increased from $39.5 million at December 31, 1993 to $42.0 million at March 31, 1994. The March 31, 1994 cash balance included $3.4 million in foreign bank accounts and reflected $15 million borrowed under the DIP Loan. The foreign bank accounts are available only to support the Company's foreign operations. The negative operating cash flow reflects the continued pressure to accelerate payment of accounts payable and the delay on the part of customers in payment of accounts receivable caused by the Company's weakened financial condition. Additionally, recurring operating losses, restructuring costs and cash deposits made to secure insurance obligations have adversely affected cash flow.

  As a consequence of the Company's financial difficulties, an asset disposition program was initiated in the third quarter of 1992 with respect to the Company's non-core businesses and certain other assets to raise cash for working capital and to reduce debt. For the three months ended March 31, 1994, the Company received net cash proceeds of $3.0 million from the sale of its information services business in Germany and the sale of the Company's minority stock ownership in an energy and environmental business. Such proceeds were used primarily for working capital requirements.

  In February 1994, the Company and substantially all of its subsidiaries entered into an agreement with Belmont with respect to a DIP Loan. The DIP Loan agreement provides a credit facility to the Company of $35 million at an interest rate of 12% per annum during the period of the Company's Chapter 11 proceeding. Also Belmont will receive, as additional interest, a percentage of the securities to be issued under the Plan of Reorganization. The DIP Loan is secured by a first lien on substantially all of the assets of the Company and most of its subsidiaries. As of September 30, 1994, the Company had drawn down $25 million under the DIP loan of which $15 million was outstanding at March 31, 1994.

  The Company is in default of certain covenants of the DIP Loan. Pursuant to written waivers of default, dated April 27, 1994, May 6, 1994 and August 2, 1994, the Company has been permitted by Belmont to draw on its line of credit. Under the circumstances, any additional borrowings under the DIP Loan will require further waivers of default.

  The DIP Loan is to be repaid upon the earlier of the effective date of the Plan of Reorganization or February 15, 1995. The Company is actively seeking a working capital facility of approximately $40 million. The proceeds of this new facility will be used to refinance the Company's borrowings under the DIP Loan and to provide working capital for the reorganized Company. There can be no assurance that the Company will be able to obtain a new working capital facility or, if so, the amount of any such facility. Obtaining such a facility is a condition to the Plan of Reorganization becoming effective.

  In August 1993, the Company sold substantially all the assets of its U.S. information services subsidiary to ENTEX Information Services, Inc. ("ENTEX"), a newly organized company owned by a private investor and the management of the U.S. information services subsidiary. As part of the consideration for its sale, the Company received warrants to buy up to 10% of the purchaser's common stock for a nominal amount. The Company has ascribed no value to these warrants. Additionally, ENTEX assumed substantially all the debt and other liabilities and obligations relating to the ongoing operations of the U.S. information services subsidiary; however, that subsidiary retained certain lease obligations and certain tax liabilities. The Company was also released from approximately $210 million of its guarantees of indebtedness and similar obligations of the subsidiary. In October 1993 that subsidiary filed a voluntary petition under Chapter 7 of the U.S. Bankruptcy Code.

  As described in Notes A and C to the Company's condensed consolidated financial statements, the Company is in default of covenants contained in its loan agreements under which approximately $501.0 million was outstanding at March 31, 1994 and December 31, 1993, including $484.4 million owed to senior lenders and $16.6 million owed to subordinated noteholders. With respect to the defaulted senior loan agreements, "standstill arrangements" were negotiated which covered the period from mid-December of 1992 through April 30, 1993. Under the standstill arrangements, the senior lenders agreed, in principle, to forebear the receipt of principal and to accept payment of interest during such periods at reduced rates ranging from 4% to 6.75%. Since April 30, 1993 no standstill arrangement has been in place and the Company has ceased making principal and interest payments. However, interest continued to accrue under the terms of the respective loan agreements, which in certain circumstances include default rate premiums of an additional 2% and in one case 4% until December 21, 1993, the date on which the involuntary bankruptcy petition was filed against the Company. At March 31, 1994 and December 31, 1993, accrued interest on defaulted debt was $43.3 million. The Company has pledged to the holders of its senior notes and bank indebtedness the common stock of five subsidiaries held for sale and certain proceeds from the sale of one of these subsidiaries. The combined net book value of these subsidiaries was $22.1 million at March 31, 1994.

  The Company has not made scheduled semiannual interest payment since September 1, 1993 with respect to its 7 3/4% Convertible Subordinated Debentures. All interest payments on such debt were previously paid when due. The outstanding principal balance of the debentures at March 31, 1994 and December 31, 1993 in the amount of approximately $7.0 million is included in "Pre-consent Date Bankruptcy Claims Subject to Compromise" and "Debt in default", respectively, in the accompanying condensed consolidated balance sheets.

  The Plan of Reorganization was confirmed by the U.S Bankruptcy Court on September 30, 1994. The Plan of Reorganization provides that the Company's creditors, other than subordinated noteholders, will exchange approximately $605 million of holding company debt for 100% of the equity of the reorganized Company and for approximately $136 million of notes of the reorganized Company and approximately $48 million of notes of a newly organized subsidiary. Holders of approximately $18 million of subordinated debt will exchange their notes for warrants to purchase common stock of the reorganized Company. Additionally, holders of the Company's common and preferred stock and warrants of participation will have their JWP securities canceled and will receive warrants to purchase common stock of the reorganized Company. With the exception of approximately $62 million of new notes to be due in 2001, substantially all of the new debt is expected to be paid from the proceeds of assets sales.

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

  The Company's Canadian subsidiary, Comstock Canada, is negotiating with a Canadian bank to obtain a Canadian $7.5 million (approximately U.S. $5.6 million) secured demand loan facility. The new credit facility would include bank loans, letters of credit and indemnity arrangements, would be secured by all the assets of Comstock Canada and would be guaranteed by the Company. The new credit facility would replace an expired demand secured facility, also guaranteed by the Company, under which the lender has permitted Comstock Canada to continue to borrow, subject to certain collateral requirements. Borrowings during 1994 have generally ranged from U.S. $1 million to $3 million. There can be no assurance that Comstock Canada will obtain a new credit facility or, if so, the amount of any such facility or whether the lender will continue to grant credit to Comstock Canada without a new definitive credit facility in place.

  In June 1994, a number of the Company's U.K. subsidiaries entered into a demand credit facility with a U.K. bank for an aggregate credit limits of (Pounds)14.1 million (approximately U.S. $21.7 million). The credit facility, which was amended in September 1994, consists of the following components with the individual credit limits as indicated: an overdraft line of up to (Pounds)8.0 million (approximately U.S. $12.2 million), a facility for the issuance of guarantees, bonds and indemnities of up to (Pounds)7.4 million (approximately U.S. $11.4 million) and other credit facilities of up to (Pounds)0.75 million (approximately U.S. $1.2 million). The overdraft facility decreases to (Pounds)6.0 million (approximately $9.2 million) in December 1994. The overdraft facility is secured by substantially all of the assets of the Company's principal U.K. subsidiaries. The overdraft facility provides for interest at the U.K. bank reference rate (5 1/2% as of June 1994) plus 3%, subject to a minimum of 7%. This credit facility will expire in December 1994.

  JWS, a subsidiary of the Company carried in "Net Assets Held For Sale" in the accompanying condensed consolidated balance sheets, had two revolving credit agreements each of which permitted unsecured borrowings of up to $10.0 million with interest rates equal to the prime rate (7% at June 30, 1994). Both agreements expired on April 30, 1994 and the borrowings thereunder have been permitted by the lenders to remain outstanding. JWS is currently negotiating new revolving credit agreements. As of March 31, 1994 and December 31, 1993, JWS had equal borrowings under each agreement aggregating $4.8 million. These borrowings are reflected as current liabilities in the condensed consolidated balance sheet of "Net assets held for sale" which is presented in Note G to the condensed consolidated financial statements.

  The Company's mechanical/electrical services business does not require significant commitments for capital expenditures.

  On December 22, 1993, JWS, the New York State Consumer Protection Board, Nassau County, certain other governmental bodies and a consumer advocate group entered into agreement that ended several regulatory and legal proceedings involving JWS which are referred to above and in Note J to the condensed consolidated financial statements. This agreement was approved by the New York State Public Service Commission (the "PSC") on February 2, 1994. The agreement provides for, among other things, a three year moratorium on general rates charged by JWS, resolution of economic issues raised by the PSC arising from its 1992 audit of JWS, settlement of related litigation and the dismissal of an action brought against JWS by Nassau County of the State of New York alleging violations of the Racketeer Influenced and Corrupt Organizations Act and common law fraud. JWS, in consideration of avoided litigation and other costs associated with the proceedings, also agreed to make payments over the period January 1994 through December 1996 totaling $11.7 million to customers in Nassau and Queens Counties in the State of New York. The agreement also provides that JWS will use its best efforts to bring about the separation of Jamaica Water Securities Corp., a subsidiary of the Company which holds substantially all the common stock of JWS, from the Company.

  At March 31, 1994, the Company and a wholly-owned captive insurance subsidiary ("Defender") had letters of credit outstanding totaling $36.4 million which in effect secure its workers' compensation, automobile and general liability insurance obligations. The letters of credit were intended to serve as collateral for the obligations of Defender to reimburse the Company's unrelated insurance carriers for claims paid with respect to certain years' insurance programs. A total of $34.9 million of such letters of credit expire in December 1994 and $1.5 million of such letters of credit expire in February 1995. Since October 1992 neither the Company nor Defender has been able to obtain additional letters of credit to secure their insurance obligations and, as a result, have been required to make cash collateral deposits to an unrelated third party insurance company to secure those types of obligations. The deposits totaled $25.3 million and $21.3 million as of March 31, 1994 and December 31, 1993, respectively, and are included under the caption "Miscellaneous" in Other Assets in the accompanying condensed consolidated balance sheets. The need to provide cash collateral has adversely affected the Company's cash flow.

  The letters of credit, described above, will be drawn upon by the unrelated insurance carriers and the Company's obligations to Defender which were pledged as collateral to the banks issuing such letters of credit have been impaired in the Chapter 11 proceeding as well as any related Company obligations to those banks. Beginning in February 1994, Defender ceased making payments for the amounts owed to its unrelated insurance carriers, which obligations are in effect secured by the letters of credit, and the Company's insurance carriers have commenced partial draw downs against certain of the letters of credit. Approximately $7 million has been drawn down against these letters of credit through September 30, 1994.

  In 1993 the Company's French and Belgian information services subsidiaries filed petitions in their respective countries seeking relief from their creditors. The French and Belgian subsidiaries have outstanding unsecured credit facilities guaranteed by the Company which aggregate approximately $5.9 million.

  The Company has not paid dividends on its preferred stock since September 1992. The Company ceased accruing dividends on its preferred stock on December 21, 1993, the date on which an involuntary bankruptcy petition was filed against the Company. Cumulative unpaid dividends at March 31, 1994 and December 31, 1993 aggregate $2.3 million.

  The Company has substantial net operating loss carryforwards ("NOL") for U.S. Federal income tax purposes. If the Company exchanges its existing indebtedness for newly issued equity for debt as contemplated by the Plan of Reorganization, a significant portion of the NOL may not be available to reduce future U.S. taxable income. Additionally, due to recent changes in the U.S. Federal income tax laws, the timing of any such reorganization could further impact and reduce the amount of the NOL. At March 31, 1994 the Company has provided a valuation allowance for the full amount of any such NOLs.

  In September 1992 the PSC issued an order that resulted in the suspension of dividend payments to the Company by JWS for the last two quarters of 1992 and for the year ended December 31, 1993. Dividends paid by JWS in 1992 and 1991 amounted to $1.2 million and $2.0 million, respectively. As a result of the settlement agreement described above (See "Discontinued Operations"), JWS recommenced dividend payments in 1994.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENT

  Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS 112). The cumulative effect of adopting SFAS 112 was to record a charge of $2.1 million or $0.05 per share as of January 1, 1994. Such amount has been reflected in the condensed consolidated statement of operations under the caption "Cumulative Effect of Change in Method of Accounting for Post-employment Benefits."

                           JWP INC. AND SUBSIDIARIES

                           PART II--OTHER INFORMATION

ITEM 3. DEFAULT UPON SENIOR SECURITIES

  (a) The Company is in default under its senior debt agreements. See Part 1,
      Item 1, Notes to Condensed Consolidated Financial Statements, Note C-- Debt in Default, which is hereby incorporated herein by reference.

  (b) The Company is in arrears in the payment of dividends on its preferred stock. See Part 1, Item 1, Notes to Condensed Consolidated Financial Statements, Note B--Net (Loss) Per Share, which is hereby incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits. Exhibit No. 27: Article 5, Financial Data Schedule; Page.

  (b) Report on Form 8-K filed during the quarter ended March 31, 1994. Form 8-K, Date of Report: February 22, 1994. Form 8-K/A, Date of Report:
      February 25, 1994. Form 8-K/A, Date of Report: March 14, 1994.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                                        JWP INC.
                                          _____________________________________
                                                      (Registrant)

Date: October 19, 1994                              Frank T. MacInnis
                                          _____________________________________
                                                    Frank T. MacInnis
                                           Chairman of the Board of Directors,
                                              President and Chief Executive
                                                         Officer

Date: October 19, 1994                              Stephen H. Meyers
                                          _____________________________________
                                                    Stephen H. Meyers
                                              Senior Vice President-Finance
                                            (principal financial officer from
                                              January 1993 to May 1994 and
                                            principal accounting officer from
                                                    May 1994 to date)