Form 10-Q
period 1994-06-30
JWP INC/DE/
filed 1994-10-19
CIK 105634

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

For the quarterly period ended June 30, 1994
                               -------------
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number 0-2315
                       ------
                                   JWP INC .
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               11-2125338
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
     INCORPORATION OR ORGANIZATION)

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

                                    JWP INC.

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
 PART I--FINANCIAL INFORMATION
 Item 1 Financial Statements (unaudited)
        Condensed consolidated statements of operations--three months
        ended June 30, 1994 and 1993.................................       3
        Condensed consolidated statements of operations--six months
        ended June 30, 1994 and 1993.................................       4
        Condensed consolidated balance sheets as of June 30, 1994 and
        December 31, 1993............................................       5
        Condensed consolidated statements of cash flows--six months
        ended June 30, 1994 and 1993.................................       6
        Notes to condensed consolidated financial statements.........       7
 Item 2 Management's discussion and analysis of interim financial
        information..................................................      16
 PART II--OTHER INFORMATION
 Item 3 Default Upon Senior Securities...............................      24
 Item 6 Exhibits and Reports on Form 8-K.............................      24

                         PART 1--FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           JWP INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

                                                  THREE MONTHS ENDED JUNE 30,
                                                  ----------------------------
                                                      1994           1993
                                                  -------------  -------------
REVENUES......................................... $     433,541  $     583,872
                                                  -------------  -------------
COSTS AND EXPENSES
  Cost of sales..................................       390,716        536,268
  Selling, general and administrative............        44,967         57,656
  Reorganization charges.........................         3,300            --
                                                  -------------  -------------
                                                        438,983        593,924
                                                  -------------  -------------
OPERATING (LOSS).................................        (5,442)       (10,052)
  Interest expense, net..........................          (301)       (12,791)
  (Loss) gain on sale of businesses and other
   assets........................................          (296)         4,005
                                                  -------------  -------------
(LOSS) BEFORE INCOME TAXES.......................        (6,039)       (18,838)
  Provision for income taxes.....................           250            118
                                                  -------------  -------------
(LOSS) FROM CONTINUING OPERATIONS................        (6,289)       (18,956)
INCOME FROM DISCONTINUED OPERATIONS..............         2,683          3,026
                                                  -------------  -------------
NET (LOSS)....................................... $      (3,606) $     (15,930)
                                                  =============  =============
(LOSS) INCOME PER SHARE
  Continuing operations.......................... $        (.15) $        (.48)
  Discontinued operations........................           .06            .08
                                                  -------------  -------------
  Net (loss)..................................... $        (.09) $        (.40)
                                                  =============  =============

           See notes to condensed consolidated financial statements.

                           JWP INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

                                                     SIX MONTHS ENDED JUNE 30,
                                                     --------------------------
                                                        1994          1993
                                                     ------------ -------------
REVENUES...........................................  $   869,095  $   1,147,751
                                                     -----------  -------------
COSTS AND EXPENSES
  Cost of sales....................................      783,973      1,041,593
  Selling, general and administrative..............       90,656        115,526
  Reorganization charges...........................        6,900            --
                                                     -----------  -------------
                                                         881,529      1,157,119
                                                     -----------  -------------
OPERATING (LOSS)...................................      (12,434)        (9,368)
  Interest expense, net............................         (477)       (24,994)
  (Loss) gain on sale of businesses and other
   assets..........................................         (296)         4,005
                                                     -----------  -------------
(LOSS) BEFORE INCOME TAXES.........................      (13,207)       (30,357)
  Provision for income taxes.......................          500            429
                                                     -----------  -------------
(LOSS) FROM CONTINUING OPERATIONS..................      (13,707)       (30,786)
INCOME FROM DISCONTINUED OPERATIONS................        3,827          4,744
CUMULATIVE EFFECT OF CHANGE IN METHOD OF ACCOUNTING
 FOR POST-EMPLOYMENT BENEFITS......................       (2,100)           --
                                                     -----------  -------------
NET (LOSS).........................................     ($11,980)      ($26,042)
                                                     ===========  =============
(LOSS) INCOME PER SHARE
  Continuing operations............................        ($.33)         ($.78)
  Discontinued operations..........................          .09            .12
  Cumulative effect of change in method of
   accounting for post-employment benefits.........         (.05)           --
                                                     -----------  -------------
  Net (loss).......................................        ($.29)         ($.66)
                                                     ===========  =============

           See notes to condensed consolidated financial statements.

                           JWP INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                        JUNE 30,   DECEMBER 31,
                                                          1994         1993
                                                       ----------- ------------
                                                       (UNAUDITED)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents...........................  $  37,047   $  39,534
  Accounts receivable, net............................    431,509     455,944
  Costs and estimated earnings in excess of billings
   on uncompleted contracts...........................     65,740      61,987
  Inventories.........................................      7,306       5,221
  Prepaid expenses and other..........................      9,922      13,240
  Net assets held for sale............................     13,899      20,454
                                                        ---------   ---------
TOTAL CURRENT ASSETS..................................    565,423     596,380
                                                        ---------   ---------
NET ASSETS HELD FOR SALE..............................     61,493      63,161
                                                        ---------   ---------
INVESTMENTS, NOTES AND OTHER LONG-TERM RECEIVABLES....     16,805      19,737
                                                        ---------   ---------
PROPERTY, PLANT AND EQUIPMENT, NET....................     37,552      39,266
                                                        ---------   ---------
OTHER ASSETS
  Excess of cost of acquired businesses over net
   assets, less amortization..........................     58,204      58,973
  Miscellaneous.......................................     45,388      28,925
                                                        ---------   ---------
                                                          103,592      87,898
                                                        ---------   ---------
TOTAL ASSETS..........................................  $ 784,865   $ 806,442
                                                        =========   =========
LIABILITIES AND SHAREHOLDERS' (DEFICIT)
CURRENT LIABILITIES
  Notes payable by foreign subsidiaries...............  $   7,098   $     172
  Debtor-in-possession note payable...................     20,000         --
  Current maturities of long-term debt and capital
   lease obligations..................................      2,489       2,327
  Debt in default.....................................        --      501,007
  Accounts payable....................................    181,000     209,867
  Billings in excess of costs and estimated earnings
   on uncompleted contracts...........................    110,520     115,179
  Other accrued expenses and liabilities..............    124,142     220,152
                                                        ---------   ---------
TOTAL CURRENT LIABILITIES.............................    445,249   1,048,704
                                                        ---------   ---------
LONG-TERM DEBT........................................      2,391       2,538
                                                        ---------   ---------
OTHER LONG-TERM OBLIGATIONS...........................     29,017      57,462
                                                        ---------   ---------
PRE-CONSENT DATE BANKRUPTCY CLAIMS SUBJECT TO
 COMPROMISE...........................................    622,859         --
                                                        ---------   ---------
SHAREHOLDERS' (DEFICIT)
  Preferred Stock, $1 par value, 25,000,000 shares
   authorized, 425,000 shares of Series A issued and
   outstanding........................................     21,250      21,250
  Common Stock, $.10 par value, 75,000,000 shares
   authorized, 40,715,541 outstanding, excluding
   727,389 treasury shares............................      4,072       4,072
  Warrants of Participation...........................        576         576
  Capital surplus.....................................    204,247     204,247
  Cumulative translation adjustment...................     (6,477)     (6,068)
  (Deficit)...........................................   (538,319)   (526,339)
                                                        ---------   ---------
TOTAL SHAREHOLDERS' (DEFICIT).........................   (314,651)   (302,262)
                                                        ---------   ---------
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT).........  $ 784,865   $ 806,442
                                                        =========   =========

           See notes to condensed consolidated financial statements.

                           JWP INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS) (UNAUDITED)

                                                    SIX MONTHS ENDED JUNE 30,
                                                    --------------------------
                                                        1994          1993
                                                    ------------  ------------
CASH FLOWS FROM OPERATIONS
  Net (loss)....................................... $    (11,980) $    (26,042)
  Non-cash expenses................................       11,760        22,817
  Cumulative effect of accounting change...........        2,100           --
  Loss (gain) on sale of businesses and other
   assets..........................................          296        (4,005)
  Change in operating assets and liabilities,
   excluding the effect of
   businesses sold.................................      (35,360)      (50,151)
                                                    ------------  ------------
NET CASH (USED IN) OPERATIONS......................      (33,184)      (57,381)
                                                    ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt.....................          --            710
  Proceeds from debtor-in-possession financing.....       20,000           --
  Payments of long-term debt and capital lease
   obligations.....................................         (994)       (4,636)
  Redemption of preferred stock....................          --           (500)
  Increase (decrease) in notes payable, net........        6,801        (7,613)
                                                    ------------  ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVI-
 TIES..............................................       25,807       (12,039)
                                                    ------------  ------------
CASH FLOWS FROM INVESTMENT ACTIVITIES
  Purchase of property, plant and equipment........       (5,551)      (10,261)
  Net disbursement for investment to be sold ......       (2,422)          --
  Proceeds from sale of businesses and other
   assets..........................................        3,741        31,913
  Decrease (increase) in cash balances of
   businesses held for sale or sold................        9,122        (5,350)
                                                    ------------  ------------
NET CASH PROVIDED BY INVESTMENT ACTIVITIES.........        4,890        16,302
                                                    ------------  ------------
(DECREASE) IN CASH AND CASH EQUIVALENTS............       (2,487)      (53,118)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...       39,534        86,836
                                                    ------------  ------------
CASH AND CASH EQUIVALENTS AT JUNE 30,.............. $     37,047  $     33,718
                                                    ============  ============

           See notes to condensed consolidated financial statements.

                           JWP INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A BASIS OF PRESENTATION

  On February 14, 1994, JWP (the "Company") became a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code. The accompanying financial statements have been prepared on the basis of the principles prescribed by the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". As a result, liabilities of the Company that are expected to be compromised as a result of the bankruptcy proceeding have been reclassified to the caption "Pre-consent Date Bankruptcy Claims Subject to Compromise" in the accompanying condensed consolidated balance sheet. See Note B with respect to the entry of an order for relief under Chapter 11 of the U.S. Bankruptcy Code and the Company's plan of reorganization. During the Chapter 11 proceeding, the Company has continued to expense the various legal and other professional fees incurred. These fees are reflected in the accompanying condensed consolidated statement of operations under the caption "Reorganization charges". As of December 21, 1993, the Company ceased to accrue interest on its defaulted debt. See Note C with respect to debt in default.

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

  The Company had a shareholders' deficit of $314.7 million at June 30, 1994. Many of the Company's mechanical and electrical contracts require surety bonds to guarantee the performance of such contracts. The Company's surety bonding companies are reviewing bid and performance bond requests on a case-by-case basis for large construction projects and those with durations of more than two years. Further, the Company is experiencing significant constraints in its bonding line which has adversely affected its operations. In addition, a surety bonding company that had been the primary source of surety bonds for certain subsidiaries, which, for the six months ended June 30, 1994, together comprised approximately 24% of the Company's revenues of those mechanical and electrical companies the Company currently plans to retain, is no longer engaged in the business of issuing such bonds. As a result, these subsidiaries are currently not receiving such bonds. However, the absence of available surety bonding for these subsidiaries has not resulted in a material reduction in their backlog. The Company and these subsidiaries are actively engaged in discussions with another surety bonding company which has undertaken due diligence for the purpose of entering into a new surety bonding arrangement. However, there can be no assurance that such a new surety bonding arrangement will be entered into. The failure to obtain a new surety bonding company for these subsidiaries would materially adversely affect the Company.

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

  As described in Note C, the Company is in default of covenants contained in its bank revolving credit agreement, senior note agreements, 12% subordinated note agreements and its 7 3/4% Convertible Subordinated

Debentures and is presently in a Chapter 11 proceeding. The outstanding amount of such debt in default at June 30, 1994 and December 31, 1993 was $501.0 million. Such amount is included in "Pre-consent Date Bankruptcy Claims Subject to Compromise" at June 30, 1994 and "Debt in default" at December 31, 1993 in the accompanying condensed consolidated balance sheets.

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

  As indicated above, the Company has developed a business restructuring plan which also contemplates the sale of certain of its mechanical/electrical services business units, its water supply business and certain other non-core businesses. The net assets of businesses to be sold have been classified in the condensed consolidated balance sheets as of June 30, 1994 and December 31, 1993 as "Net assets held for sale" and carried as either current or long-term assets on the basis of their actual or expected disposition dates.

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

  In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and the results of its operations. The results of operations for the three and six months ended June 30, 1994 are not necessarily indicative of the results to be expected for the year ended December 31, 1994. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

NOTE B NET (LOSS) PER SHARE

  Net loss per common share for the three and six month periods ended June 30, 1994 and 1993 has been calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents relating to stock options outstanding when the effect of such equivalents are dilutive (40,715,541 shares and 40,805,270 shares for the three months ended June 30, 1994 and 1993, respectively, and 40,715,541 shares and 40,796,353 shares for the six months ended June 30, 1994 and 1993, respectively). For 1993, per common share loss from continuing operations and net loss reflect dividends of $0.45 million which were accrued on the Company's preferred stock. The Company ceased accruing dividends on its preferred stock on December 21, 1993, the date on which the involuntary bankruptcy petition was filed against the Company. Cumulative unpaid dividends at June 30, 1994 and December 31, 1993 aggregate $2.3 million.

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
                                                                      --------
                                                                      $501,007
                                                                      ========

  The Company has failed to make principal payments on its senior notes and 12% subordinated notes and is in default under various financial covenants contained in the loan agreements pursuant to which these notes were issued, including covenants requiring maintenance of minimum tangible net worth and minimum current ratio. Its bank revolving credit facility contains certain financial and other covenants, including covenants requiring maintenance of minimum tangible net worth and minimum current ratio, under which the Company is in default. Additionally, the Company has not made scheduled semiannual interest payments since September 1, 1993 with respect to its 7 3/4% Convertible Subordinated Debentures. As a result, the entire amount of such notes, debentures and bank indebtedness has been classified in the accompanying condensed consolidated balance sheets as "Pre-consent Date Bankruptcy Claims Subject to Compromise" at June 30, 1994 and "Debt in default" at December 31, 1993.

  Commencing in April 1993, the Company ceased making payments of principal and interest under its revolving credit facility and on its senior and subordinated notes. Interest continued to accrue in accordance with the provisions of the loan agreements pursuant to which these notes were issued which in certain circumstances include default rates of an additional 2% and in one case 4% until December 21, 1993, the date on which the involuntary bankruptcy petition was filed against the Company. At June 30, 1994 and December 31, 1993, accrued interest applicable to debt in default was $43.3 million. Such amount is included in "Pre-consent Date Bankruptcy Claims Subject to Compromise" at June 30, 1994 and "Other accrued expenses and liabilities" at December 31, 1993 in the accompanying condensed consolidated balance sheets. The Company has pledged to the holders of its senior notes and bank indebtedness the common stock of five subsidiaries held for sale and certain proceeds from the sale of one of those subsidiaries which have a combined net book value of $21.3 million as of June 30, 1994.

  Certain of the Company's loan agreements contain covenants which restrict its ability to pay dividends on its common stock. As indicated, the Company is in default under the loan agreements and is in a Chapter 11 proceeding.

  See Note A with respect to the contemplated exchange of the debt in default for new debt and equity securities under the Plan of Reorganization, which was confirmed by the U.S. Bankruptcy Court on September 30, 1994.

NOTE D PRE-CONSENT DATE BANKRUPTCY CLAIMS SUBJECT TO COMPROMISE

  As described in Note A, on February 14, 1994, the Company consented to the entry of an order for relief under Chapter 11 of the U.S. Bankruptcy Code. Under Chapter 11, while the Company continues business as a debtor-in-possession, the Company's creditors are stayed from taking action against the Company to collect debts in existence prior to the date that the involuntary petition was filed against the Company, December 21, 1993. The Company's condensed consolidated balance sheet as of June 30, 1994 includes the following liabilities which are affected by the Company's Plan of Reorganization:

                                                  OTHER
                                                 ACCRUED       OTHER
                             ACCOUNTS DEBT IN  EXPENSES AND  LONG-TERM
                             PAYABLE  DEFAULT  LIABILITIES  OBLIGATIONS  TOTAL
                             -------- -------- ------------ ----------- --------
   Debt in default.........    $--    $501,007   $   --       $   --    $501,007
   Accrued interest........     --         --     43,315          --      43,315
   Amount due to JWP
    Information Services,
    Inc....................     --         --     24,933          --      24,933
   Foreign debt guarantees.     --         --      6,037          --       6,037
   Stock price guarantees..     --         --      5,118          --       5,118
   Preferred dividends in
    arrears................     --         --      2,257          --       2,257
   Unexpired leases........     --         --        --         1,718      1,718
   Unfunded directors'
    retirement benefits....     --         --        --           975        975
   Insurance reserves......     --         --      9,600       26,800     36,400
   Other impaired claims...     400        --        699          --       1,099
                               ----   --------   -------      -------   --------
                               $400   $501,007   $91,959      $29,493   $622,859
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

NOTE E DEBTOR-IN-POSSESSION FINANCING

  In February 1994, the Company and substantially all of its subsidiaries entered into an agreement with Belmont Capital Partners II, L.P., an affiliate of Fidelity Investments ("Belmont"), to provide for a credit facility to the company (the "DIP Loan"). The agreement provides to the Company a credit facility of $35 million at an interest rate of 12% per annum during the Chapter 11 proceeding. Also, Belmont will receive, as additional interest, a percentage of the securities to be issued under the Company's Plan of Reorganization. The DIP Loan is secured by a first lien on substantially all of the assets of the Company and most of its subsidiaries. As of September 30, 1994, the Company had drawn down $25 million under the DIP Loan of which $20 million was outstanding as of June 30, 1994.

  The Company is in default of certain covenants of the DIP Loan. Pursuant to written waivers of default dated April 27, 1994, May 6, 1994 and August 2, 1994, the Company has been permitted by Belmont to draw on its line of credit. Under the circumstances, any additional borrowings under the DIP Loan will require further waivers of default.

  The DIP Loan is to be repaid by the earlier of the effective date of the Plan of Reorganization or February 15, 1995. The Company is actively seeking a working capital facility of approximately $40 million. The proceeds of this new facility will be used to refinance the Company's borrowings under the DIP Loan and to provide working capital to the reorganized Company. There can be no assurance that the Company will be able to obtain a new working capital facility or, if so, the amount of any such facility. Obtaining such a facility is a condition to the Plan of Reorganization becoming effective.

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

  The assets of the water supply business consist primarily of utility plant and equipment which are located in Nassau and Queens Counties in the State of New York. The net assets of the water supply business, which aggregate $61.5 million and $60.0 million at June 30, 1994 and December 31, 1993, respectively, are classified in the accompanying condensed consolidated balance sheets under the caption "Net Assets Held for Sale" and carried as long-term since disposition is expected to take place after 1994.

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

  Combined operating results of discontinued operations are as follows (in thousands):

                                             THREE MONTHS        SIX MONTHS
                                            ENDED JUNE 30,     ENDED JUNE 30,
                                           -----------------  -----------------
                                            1994      1993     1994      1993
                                           -------  --------  -------  --------
   Revenues............................... $16,470  $375,088  $30,908  $783,145
   Costs and expenses.....................  12,769   366,449   25,084   767,373
                                           -------  --------  -------  --------
   Operating income.......................   3,701     8,639    5,824    15,772
   Interest expense.......................  (1,018)   (5,613)  (1,997)  (11,028)
                                           -------  --------  -------  --------
   Income before taxes....................   2,683     3,026    3,827     4,744
   Income taxes...........................     --        --       --        --
                                           -------  --------  -------  --------
   Income from discontinued operations.... $ 2,683  $  3,026  $ 3,827  $  4,744
                                           =======  ========  =======  ========

  As discussed above, in August 1993 the Company sold substantially all of its information services businesses. The operating results of discontinued operations in 1994 consists only of the water supply business.

NOTE G OTHER BUSINESSES SOLD AND NET ASSETS HELD FOR SALE

  In May 1993 the Company completed the sale of Software House, Inc., a manufacturer of security systems, for cash proceeds of $12.6 million and realized a gain of $2.7 million. In addition to Software House, the Company sold certain other non-core businesses and other assets in the first six months of 1994 and 1993. The Company did not realize a material gain or loss from these sales. The Company's Board of Directors has approved a plan for the sale of the Company's remaining energy and environmental related businesses, other non-core businesses and certain mechanical/electrical operations. The operating results of these businesses are included in loss from continuing operations.

  Revenues and operating (loss) of the other businesses sold and held for sale for the three and six months ended June 30, 1994 and 1993 are as follows (in thousands):

                                             THREE MONTHS        SIX MONTHS
                                            ENDED JUNE 30,     ENDED JUNE 30,
                                            ----------------  -----------------
                                             1994     1993     1994      1993
                                            -------  -------  -------  --------
   Revenues................................ $37,667  $99,258  $79,707  $198,004
   Operating (loss)........................  (3,521)  (1,598)  (6,285)   (1,416)

  The condensed balance sheet relating to net assets held for sale including discontinued operations as of June 30, 1994 is as follows (in thousands):

Cash............................. $  6,076
Accounts receivable, net.........   49,703
Costs and estimated earnings in
 excess of billings..............    2,226
Inventories......................   12,765
Other current assets.............    1,387
                                  --------
                                    72,157
Property, plant and equipment,
 net.............................  153,316
Other assets.....................   14,717
                                  --------
                                  $240,190
                                  ========

                         Current maturities of long-term debt and
                          capital lease obligations.................. $ 14,173
                         Accounts payable............................   12,177
                                                                      --------
                         Billings in excess of costs and estimated
                          earnings...................................    6,423
                         Other accrued expenses......................   58,979
                                                                      --------
                                                                        91,752
                         Long-term debt..............................   32,306
                         Other long-term liabilities.................   40,740
                         Net assets held for sale--current...........   13,899
                         Net assets held for sale--long-term.........   61,493
                                                                      --------
                                                                      $240,190
                                                                      ========

NOTE H INSURANCE RESERVES

  The Company is primarily insured with a wholly-owned captive insurance subsidiary ("Defender") for its workers' compensation, automobile and general liability insurance. At June 30, 1994, the Company and Defender had letters of credit outstanding totaling $36.4 million which in effect secure their insurance obligations. The letters of credit were intended to serve as collateral for the obligations of Defender to reimburse the Company's unrelated insurance carriers for claims paid with respect to certain years' insurance programs. Letters of credit of $34.9 million and $1.5 million expire in December 1994 and February 1995, respectively. Since October 1992 neither the Company nor Defender has been able to obtain additional letters of credit to secure their insurance obligations and, as a result, have been required to make cash collateral deposits with an unrelated third party insurance company to secure those types of obligations. The deposits totaled $29.7 million and $21.3 million as of June 30, 1994 and December 31, 1993, respectively, and are classified as a long-term asset in the accompanying condensed consolidated balance sheets under the caption "Miscellaneous Assets."

NOTE I INCOME TAXES

  The Company has substantial net operating loss carry-forwards ("NOL") for U.S. income tax purposes expiring in years through 2008. As of June 30, 1994, the Company has provided a valuation allowance for the full amount of such NOLs.

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

  The Complaint alleges violations of Section 10(b) of the Securities and Exchange Act of 1934, Rule 10b-5 promulgated thereunder and common law fraud and deceit on the part of the Company and certain other defendants. Among other things, the Company is alleged to have intentionally and materially overstated its inventory, accounts receivable and earnings in various public disseminations during the purported class period May 1, 1991 through October 2, 1992. The Complaint seeks an unspecified amount of damages. The Company has denied the material allegations contained in the Complaint. The parties are now engaged in discovery proceedings. However, under its Plan of Reorganization, no damages will be recoverable from the Company by claimants in the class action litigation, although they will receive warrants to purchase the common stock of the reorganized Company.

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

NOTE K ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

  Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS 112). This standard requires that the cost of benefits provided to former or inactive employees be recognized on an accrual basis of accounting. Previously, the Company recognized post-employment benefit costs (primarily short-term disability and severance costs) when paid. The cumulative effect of adopting SFAS 112 was to record a charge of $2.1 million or $.05 per share as of January 1, 1994. Such amount has been reflected in the consolidated statement of operations for the six months ended June 30, 1994 under the caption "Cumulative Effect of Change in Accounting for Post-employment Benefits". The adoption of this change in accounting method will not have a material effect on the 1994 loss before cumulative effect of accounting for post-retirement benefits.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL INFORMATION

RESULTS OF OPERATIONS

  Revenues for the second quarter of 1994 were $433.5 million compared to $583.9 million in the second quarter of 1993. In the second quarter of 1994 the Company incurred a net loss of $3.6 million or $0.09 per share compared to a net loss of $15.9 million or $0.40 per share in the second quarter of 1993. Loss from continuing operations in the second quarter of 1994 was $6.3 million or $0.15 per share compared to a loss of $19.0 million or $0.48 per share in the year earlier period. In the second quarter of 1994 income from discontinued operations was $2.7 million or $0.06 per share compared to $3.0 million or $0.08 per share in the second quarter of 1993.

  Revenues for the six months ended June 30, 1994 were $869.1 million compared to $1,147.8 million in the year earlier period. For the six months ended June 30, 1994, the Company incurred a net loss of $12.0 million or $0.29 per share compared to a net loss of $26.0 million or $0.66 per share for the six months ended June 30, 1993. For the six months ended June 30, 1994 loss from continuing operations was $13.7 million or $0.33 per share compared to a loss of $30.8 million or $0.78 per share in the year earlier period. For the six months ended June 30, 1994 income from discontinued operations was $3.8 million or $0.09 per share compared to $4.7 million or $0.12 per share for the six months ended June 30, 1993. Loss from continuing operations for the three and six months ended June 30, 1993 includes a gain of $4.0 million or $0.10 per share from the sale of Software House, Inc. and other assets. Additionally, the net loss for the six months ended June 30, 1994 includes a charge of $2.1 million or $0.05 per share as a result of the adoption of Statement of Accounting Financial Standards No. 112, "Employers' Accounting for Postemployment Benefits."

  The 1993 loss from continuing operations in the amount of $19.0 and $30.8 million for the three and six months ended June 30, 1994, respectively, included interest expense on debt in default of approximately $12.4 and $24.4 million, respectively. The Company ceased accruing interest on debt in default in December 1993 upon the filing of an involuntary bankruptcy petition against the Company. Accordingly, no interest expense on debt in default in included in the condensed consolidated statements of operations for the three and six months ended June 30, 1994. Additionally, the Company recognized a gain of $4.0 milion in the three months ended June 30, 1994 in respect to the sale of its subsidary, Software House, Inc. and other assets.

  The Company incurred an operating loss of $5.4 million for the three months ended June 30, 1994 compared to a $10.1 million operating loss for the second quarter of 1993. The 1993 second quarter operating loss included losses from job writedowns of approximately $4.0 million attributable to a number of construction projects, including a $2.6 million loss recognized on a long-term construction project in Cleveland. During the three months ended June 30, 1994, the Company did not experience significant job writedowns.

  The Company incurred an operating loss of $12.4 million for the six months ended June 30, 1994 compared with an operating loss of $9.4 million for the same six month period of 1993. The increase in the operating loss for the first six months of 1994 was principally due to an increase over 1993 by $2.5 million in professional fees including legal, consulting and other fees, in connection with the Company's Chapter 11 bankruptcy proceeding, as well as $0.5 million of debt issuance costs incurred in obtaining debtor-in-possession financing and an increase in insurance costs.

  On December 21, 1993, three holders of the Company's 7 3/4% Convertible Subordinated Debentures filed an involuntary petition under Chapter 11 of the U.S. Bankruptcy Code against the Company. The Company on February 14, 1994 consented to the entry of an order for relief under Chapter 11 of the Bankruptcy Code. At that time the Company adopted a proposed plan of reorganization. The Company's plan of reorganization, as amended (the "Plan of Reorganization") was confirmed by the U.S. Bankruptcy Court on September 30, 1994. The Plan of Reorganization provides for the exchange of substantially all of the Company's indebtedness for new notes of the reorganized Company and notes of a newly organized subsidiary, for all of its common stock and for warrants to purchase common stock of the reorganized Company. Holders of the Company's common and preferred stock and warrants of participation also will receive warrants to purchase common stock of the reorganized Company in exchange for their equity interests. The Plan of Reorganization contemplates a business restructuring plan which the Company initially developed in the third quarter of 1992 to divest certain of its non-core businesses. There can be no assurance that the Plan of Reorganization will become effective or, if so, its timing. Obtaining a credit facility for the reorganized Company is one of the conditions to the Plan of Reorganization becoming effective. See "Liquidity and Capital Resources" below for additional discussion with respect to the Company's business restructuring plan and Plan of Reorganization. Following the Company's public announcement in October 1993 of its then proposed reorganization plan, the New York Stock Exchange took action resulting in the delisting of the Company's common stock.

  As of June 30, 1994, the Company had negative net worth of $314.7 million. The Company continues to fail to generate sufficient cash to fund its operations and service its other obligations. From September 1992 to February 1994, when the Company obtained debtor-in-possession financing, the Company did not have available credit facilities and, consequently, funded its operations from working capital and proceeds from the sale of businesses and other assets.

  The Company's surety bonding companies are reviewing bid and performance bond requests on a case-by-case basis for large construction projects and those with durations of more than two years. Further, the Company is experiencing significant constraints in its bonding line which has adversely affected its operations. In addition, a surety bonding company that had been the primary source of bid and performance bonds for certain subsidiaries, which for the six months ended June 30, 1994, together comprised approximately 24% of the Company's revenues of those mechanical/electrical companies the Company currently plans to retain, is no longer engaged in the business of issuing such bonds. As a result, these subsidiaries are currently not receiving surety bonds. However, the absence of available surety bonding for these subsidiaries has not resulted in a material reduction in their backlog. The Company and these subsidiaries are actively engaged in discussions with another surety bonding company which has undertaken due diligence for the purpose of entering into a new surety bonding arrangement. However, there can be no assurance that such a new surety bonding arrangement will be entered into. The failure to obtain a new surety bonding company for these subsidiaries would materially adversely affect the Company.

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

  As a result of the restatement of the Company's first and second quarter earnings of 1992 and write-offs and losses announced by the Company on August 4, 1992 and on October 2, 1992, class action lawsuits were filed on behalf of shareholders against the Company and certain other defendants. The class action lawsuits have been consolidated and the single consolidated amended class action complaint alleges, among other things, that the Company intentionally and materially overstated assets and earnings in various public disseminations in violation of Section 10(b) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks an unspecified amount of damages. The Company has denied the material allegations contained in the complaint. The parties are now engaged in discovery proceedings. However, under the terms of the Plan of Reorganization, claimants in the class action litigation will not be entitled to recover damages, if any, from the Company, although they will receive warrants to purchase common stock of the reorganized Company. See Note J to condensed consolidated financial statements for additional discussion with respect to the shareholder litigation.

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

MECHANICAL /ELECTRICAL SERVICES

  Revenues of the mechanical/electrical services business for the quarter ended June 30, 1994 decreased by 25.8% to $433.5 million from $583.9 million in 1993. Operating income of the mechanical/electrical services business (before deduction of general corporate and other expenses discussed below) in the second quarter of 1994 was $2.4 million compared to an operating loss of $3.7 million in the second quarter of 1993. In connection with the Company's business restructuring plan, certain mechanical/electrical business units have been sold or identified for sale. The operating results of such business units are included in the aforementioned operating results. Revenues of the mechanical/electrical business units sold or held for sale for the quarters ended June 30, 1994 and 1993 were $37.7 million and $99.3 million, respectively. For the quarters ended June 30, 1994 and 1993, such business units had operating losses of $3.5 million and $1.6 million, respectively.

  Revenues of the mechanical/electrical services business for the six months ended June 30, 1994 decreased by 24.3% to $869.1 million from $1,147.8 million in the year earlier period. Operating income of the mechanical/electrical services business (before deduction of general corporate and other expenses discussed below) for the six months ended June 30, 1994 was $3.3 million compared to operating income of $2.3 million for the six months ended June 30, 1993. Revenues of the mechanical/electrical units sold or held for sale for the six months ended June 30, 1994 and 1993 were $79.7 million and $198.0 million, respectively. Such units incurred an operating loss of $6.3 million for the six months ended June 30, 1994 compared to an operating loss of $1.4 million in the year earlier period.

  The decrease in revenues for the three and six months ended June 30, 1994 was partially attributable to the disposition of certain businesses and the downsizing of certain businesses held for sale. Revenues for the three and six months ended June 30, 1994 relating to businesses which the Company plans to retain decreased by approximately 18% when compared to the year earlier periods. This decrease resulted primarily from those business units operating in the West Coast and Canadian regions. These regions are experiencing difficulties in obtaining new construction contracts because of, among other things, poor market conditions.

  The operating results in both the three and six months ended June 30, 1994 and 1993 reflect, among other things, the negative impact of the recession and oversupply in the commercial real estate market which has caused intense competition for new commercial work. As a result of the reduction of commercial work, many of the Company's mechanical/electrical services business units pursued noncommerical projects, primarily governmental and municipal facilities, at lower margins than historically available in the commercial marketplace. Certain of these business units were not as experienced in performing noncommercial projects and, as a result, incurred losses particularly on certain long-term contracts. Operating margins in 1994 and 1993 were also adversely affected by the continuing recessions in the United Kingdom and Canada.

  Selling, general and administrative ("SG&A") expenses, excluding general corporate expenses, for the quarters ended June 30, 1994 and 1993 were $40.5 million and $51.4 million, respectively. For the six months ended June 30, 1994 and 1993, SG&A expenses, excluding general corporate and other expenses, were $81.9 million and $103.9 million, respectively. The amount of SG&A expenses in 1994 were lower than 1993 as a result of the implementation of the Company's downsizing plans and the disposition of certain businesses.

  At June 30, 1994, the mechanical/electrical services business backlog was $1,071 million compared to $1,047 million at December 31, 1993. Such backlog included $996.1 million at June 30, 1994 and $954.2 million at December 31, 1993 relating to companies which the Company currently intends to retain. The Company's backlog in its North American regions declined by $58.0 million between December 31, 1993 and June 30, 1994, whereas its backlog in the United Kingdom increased by $82.0 million during that same period. The increase in backlog in the United Kingdom was primarily attributable to one major long-term contract. The Company has experienced a reduction in backlog in each of the North American regions. The decline is attributable to the downsizing of the Company's operations, the Company's weakened financial condition which adversely affects its ability to obtain new surety bonds and contracts and the continuing recessions in the North American and overseas construction markets. The Company's surety bonding companies have become more selective in issuing new surety bonds and are reviewing bid and performance bonds on a case-by-case basis, especially for larger projects and those with a duration of more than two years. Additionally, the surety bonding companies will generally not bond new projects for certain non-core businesses which the Company has identified for sale. Surety bonds are frequently a condition to the award of a mechanical or electrical contract. Prospects for a recovery in the commercial office building market in both North America and the United Kingdom remain poor for the immediate future.

  Included in the condensed consolidated balance sheet as of June 30, 1994 under the caption "Excess of cost of acquired businesses over net assets, less amortization" is $58.2 million of goodwill. Such goodwill relates to the mechanical/electrical services business units which the Company currently intends to retain. Management believes that such goodwill has not been permanently impaired. However, if the Company were to decide to sell these units, the write-off of goodwill and other write-offs might be required depending upon then existing market conditions and the future business prospects of the retained units.

GENERAL CORPORATE AND OTHER EXPENSES

  General corporate expenses for the quarters ended June 30, 1994 and 1993 were $4.5 million and $6.3 million, respectively. General corporate expenses for the six months ended June 30, 1994 and 1993 were $8.8 million and $11.6 million, respectively. General corporate expenses for the three and six months ended June 30, 1993 included approximately $2.1 million and $4.6 million, respectively, related to legal, consulting and other professional fees arising from the shareholder litigation, a proposed debt restructuring and the restatement of the Company's financial statements. Legal and other professional fees for 1994 incurred as a result of the bankruptcy proceeding are reflected under the caption "Reorganization charges" in the Condensed Consolidated Statement of Operations. Such costs amounted to $3.3 million and $6.9 million for the three and six months ended June 30, 1994. The higher amount of general corporate expenses in 1994 is also attributable to debt issuance costs related to the Company's obtaining a debtor-in-possession credit facility and an increase in insurance costs.

  Interest expense for the three and six months ended June 30, 1994 was $0.3 million and $0.5 million, respectively, compared to $12.8 million and $25.0 million in the year earlier periods. The Company ceased accruing interest expense related to debt in default on December 21, 1993, the date on which an involuntary bankruptcy petition was filed against the Company.

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

  Revenues and income from discontinued operations for the three and six months ended June 30, 1994 and 1993 were as follows (in thousands):

                                           THREE MONTHS          SIX MONTHS
                                       ENDED JUNE 30, 1994  ENDED JUNE 30, 1994
                                       -------------------- --------------------
                                         1994       1993      1994       1993
                                       --------- ---------- --------- ----------
   Revenues:
     Water Supply..................... $  16,470 $   16,923 $  30,908 $   31,505
     Information Services.............       --     358,165       --     751,640
                                       --------- ---------- --------- ----------
                                       $  16,470 $  375,088 $  30,908 $  783,145
                                       ========= ========== ========= ==========
   Income:
     Water Supply..................... $   2,683 $    2,612 $   3,827 $    3,900
     Information Services.............       --         414       --         844
                                       --------- ---------- --------- ----------
                                       $   2,683 $    3,026 $   3,827 $    4,744
                                       ========= ========== ========= ==========

  The water supply business operating results are impacted by seasonal factors. Its revenues are generally higher in the second and third quarters which reflects the warmer weather conditions in the Northeast.

LIQUIDITY AND CAPITAL RESOURCES

  For the six months ended June 30, 1994, the Company's operations used $33.2 million of cash primarily to fund operating losses and working capital requirements. From September 1992 to February 1994 the Company had no available lines of credit and experienced significant cash outflow as a result of operating losses coupled with adverse publicity associated with the restatement of its first and second quarter 1992 financial statements, defaults under its loan agreements and senior management changes. In February 1994 the Company obtained a $35 million debtor-in-possession credit facility ("DIP Loan") from Belmont Capital Partners II, L.P., an affiliate of Fidelity Investments ("Belmont"), which is described in greater detail below.

  The Company's consolidated cash balance decreased from $39.5 million at December 31, 1993 to $37.0 million at June 30, 1994. The June 30, 1994 cash balance included $0.8 million in foreign bank accounts and reflected $20.0 million borrowed under the DIP Loan. The foreign bank accounts are available only to support the Company's foreign operations. The negative operating cash flow reflects continued pressure to accelerate payment of accounts payable and the delay on the part of customers in payment of accounts receivable caused by the Company's weakened financial condition. Additionally, recurring operating losses, restructuring costs, professional fees relating to debt restructuring negotiations and shareholder litigation and cash deposits made to secure insurance obligations have adversely affected cash flow.

  As a consequence of the Company's financial difficulties, an asset disposition program was initiated in the third quarter of 1992 with respect to the Company's non-core businesses and certain other assets to raise cash for working capital and to reduce debt. For the six months ended June 30, 1994 and the year ended December 31, 1993, the Company received net cash proceeds of $3.7 million and $43.4 million, respectively, from the sale of an information services business unit in Germany, the sale of the Company's minority ownership in an energy and environmental business and other assets. Such proceeds were used primarily for working capital requirements.

  In February 1994, the Company and substantially all of its subsidiaries entered into an agreement with Belmont with respect to the DIP Loan. The DIP Loan agreement provides a credit facility to the Company of $35 million at an interest rate of 12% per annum during the period of the Company's Chapter 11 proceeding. Belmont will also receive, as additional interest, a percentage of the securities to be issued under the Plan of Reorganization. The DIP Loan is secured by a first lien on substantially all of the assets of the Company and most of its subsidiaries. As of September 30, 1994, the Company had drawn down $25 million under the DIP loan of which $20 million was outstanding at June 30, 1994.

  The Company is in default of certain covenants of the DIP Loan. Pursuant to written waivers of default, dated April 27, 1994, May 6, 1994 and August 2, 1994, the Company has been permitted by Belmont to draw on its line of credit. Under the circumstances, any additional borrowings under the DIP Loan will require further waivers of default.

  The DIP Loan is to be repaid upon the earlier of the effective date of the Plan of Reorganization or February 15, 1995. The Company is actively seeking a working capital facility of approximately $40 million. The proceeds of this new facility will be used to refinance the Company's borrowings under the DIP Loan and to provide working capital for the reorganized Company. There can be no assurance that the Company will be able to obtain a new working capital facility or, if so, the amount of any such facility. Obtaining such a facility is a condition to the Company's Plan of Reorganization becoming effective.

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

  As described in Notes A and C to the Company's condensed consolidated financial statements, the Company is in default of covenants contained in its loan agreements under which approximately $501.0 million was outstanding at June 30, 1994 and December 31, 1993 including $484.4 million owed to senior lenders and $16.6 million owed to subordinated noteholders. With respect to the defaulted senior loan agreements, "standstill arrangements" were negotiated which covered the period from mid-December of 1992 through April 30, 1993. Under the standstill arrangements, the senior lenders agreed, in principle, to forebear the receipt of principal and to accept payment of interest during such periods at reduced rates ranging from 4% to 6.75%. Since April 30, 1993 no standstill arrangement has been in place and the Company has ceased making principal and interest payments. However, interest continued to accrue under the terms of the respective loan agreements, which in certain circumstances include default rate premiums of an additional 2% and in one case 4% until December 21, 1993, the date on which the involuntary bankruptcy petition was filed against the Company. At June 30, 1994 and December 31, 1993, accrued interest on defaulted debt was $43.3 million. The Company has pledged to the holders of its senior notes and bank indebtedness the common stock of five subsidiaries held for sale and certain proceeds from the sale of one of these subsidiaries. The combined net book value of these subsidiaries was $21.3 million at June 30, 1994.

  The Company has not made scheduled semiannual interest payment since September 1, 1993 with respect to its 7 3/4% Convertible Subordinated Debentures. All interest payments on such debt were previously paid when due. The outstanding principal balance of the debentures at June 30, 1994 and December 31, 1993, in the amount of approximately $7.0 million is included in "Pre-consent Date Bankruptcy Claims Subject to Compromise" and "Debt in default", respectively, in the accompanying condensed consolidated balance sheets.

  The Plan of Reorganization was confirmed by the U.S Bankruptcy Court on September 30, 1994. The Plan of Reorganization provides that the Company's creditors, other than subordinated noteholders, will exchange approximately $605 million of holding company debt for 100% of the equity of the reorganized Company and for approximately $136 million of notes of the reorganized Company and for approximately $48 million of notes of a newly organized subsidiary. Holders of approximately $18 million of subordinated debt will exchange their notes for warrants to purchase common stock of the reorganized Company. Additionally, holders of the Company's common and preferred stock and warrants of participation will have their JWP securities canceled and will receive warrants to purchase common stock of the reorganized Company. With the exception of approximately $62 million of new notes to be due in 2001, substantially all of the new debt is expected to be paid from the proceeds of assets sales.

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

  In June 1994, a number of the Company's U.K. subsidiaries entered into a demand credit facility with a U.K. bank for an aggregate credit limits of (Pounds)14.1 million (approximately U.S. $21.7 million). The credit facility, which as amended in September 1994, consists of the following components with the individual credit limits as indicated: an overdraft line of up to (Pounds)8.0 million (approximately U.S. $12.2 million), a facility for the issuance of guarantees, bonds and indemnities of up to (Pounds)7.4 million (approximately U.S. $11.4 million) and other credit facilities of up to (Pounds)0.75 million (approximately U.S. $1.2 million). The overdraft facility decreases to (Pounds)6.0 million (approximately $9.2 million) in December 1994. The overdraft facility is secured by substantially all of the assets of the Company's principal U.K. subsidiaries. The overdraft facility provides for interest at the U.K. bank reference rate (5 1/2% as of June 1994) plus 3%, subject to a minimum of 7%. This credit facility will expire in December 1994.

  For the six months ended June 30, 1994 the Company's U.K. subsidiaries and Comstock Canada drew down net proceeds of $6.5 million and $0.3 million, respectively, under their credit arrangements.

  JWS, a subsidiary of the Company carried in "Net Assets Held for Sale" in the accompanying condensed consolidated balance sheets, had two revolving credit agreements each of which permitted unsecured borrowings of up to $10.0 million with interest rates equal to the prime rate (7 1/4% at June 30, 1994). Both agreements expired on April 30, 1994 and the borrowings thereunder have been permitted by the lenders to remain outstanding. JWS is currently negotiating new revolving credit agreements. As of June 30, 1994 and December 31, 1993, JWS had equal borrowings under each agreement aggregating $4.8 million. These borrowings are reflected as current liabilities in the condensed balance sheet of "Net assets held for sale" which is presented in Note G to the condensed consolidated financial statements.

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

  At June 30, 1994, the Company and a wholly-owned captive insurance subsidiary ("Defender") had letters of credit outstanding totaling $36.4 million which in effect secure their workers' compensation, automobile and general liability insurance obligations. The letters of credit were intended to serve as collateral for the obligations of Defender to reimburse the Company's unrelated insurance carriers for claims paid with respect to certain years' insurance programs. A total of $34.9 million of such letters of credit expire in December 1994 and $1.5 million of such letters of credit expire in February 1995. Since October 1992 neither the Company nor Defender has been able to obtain additional letters of credit to secure their insurance obligations and, as a result, have been required to make cash collateral deposits with an unrelated third party insurance company to secure those types of obligations. The deposits totaled $29.7 million and $21.3 million as of June 30, 1994 and December 31, 1993, respectively, and are included under the caption "Miscellaneous" in Other Assets in the accompanying condensed consolidated balance sheets. The need to provide cash collateral has adversely affected the Company's cash flow.

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

  The Company has not paid dividends on its preferred stock since September 1992. The Company ceased accruing dividends on its preferred stock on December 21, 1993, the date on which an involuntary bankruptcy petition was filed against the Company. Cumulative unpaid dividends at June 30, 1994 and December 31, 1993 aggregate $2.3 million.

  The Company has substantial net operating loss carryforwards ("NOL") for U.S. Federal income tax purposes. If the Company exchanges its existing indebtedness for newly issued equity for debt as contemplated by the Plan of Reorganization, a significant portion of the NOL may not be available to reduce future U.S. taxable income. Additionally, due to recent changes in the U.S. Federal income tax laws, the timing of any such reorganization could further impact and reduce the amount of the NOL. At June 30, 1994, the Company has provided a valuation allowance for the full amount of any such NOLs.

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

IMPACT OF NEW ACCOUNTING PRONOUNCEMENT

  Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS 112). The cumulative effect of adopting SFAS 112 was to record a charge of $2.1 million or $0.05 per share as of January 1, 1994. Such amount has been reflected in the condensed consolidated statement of operations under the caption "Cumulative Effect of Change in Method of Accounting for Post-employment Benefits." The adoption of this standard will not materially affect 1994 loss before cumulative effect of change in method of accounting for postemployment benefits.

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

  (b) Report on Form 8-K filed during the quarter ended June 30, 1994. None.

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

                                                        JWP INC.
                                          _____________________________________
                                                      (Registrant)

Date: October 19, 1994                              Frank T. MacInnis
                                          _____________________________________
                                            Frank T. MacInnisChairman of the
                                              Board of Directors, President
                                               andChief Executive Officer

Date: October 19, 1994                              Stephen H. Meyers
                                          _____________________________________
                                              Stephen H. MeyersSenior Vice
                                              President-Finance (principal
                                           financial officerfrom January 1993
                                                to May1994 and principal
                                           accountingofficer from May 1994 to
                                                          date)