Form 10-Q
period 1994-09-30
JWP INC/DE/
filed 1994-11-21
CIK 105634

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

For the quarterly period ended September 30, 1994
                               ------------------
                                       OR

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days. Yes  X   No ___
                                              ---

  Number of shares of Common Stock outstanding as of the close of business on November 21, 1994:41,460,180 shares.

                                    JWP INC.

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
 PART I--FINANCIAL INFORMATION
 Item 1 Financial Statements (unaudited)
        Condensed consolidated statements of operations--three months
        ended September 30, 1994 and 1993............................       3
        Condensed consolidated statements of operations--nine months
        ended September 30, 1994 and 1993............................       4
        Condensed consolidated balance sheets--as of September 30,
        1994 and December 31, 1993...................................       5
        Condensed consolidated statements of cash flows--nine months
        ended September 30, 1994 and 1993............................       6
        Notes to condensed consolidated financial statements.........       7
 Item 2 Management's discussion and analysis of interim financial
        information..................................................      17
 PART II--OTHER INFORMATION
 Item 1 Legal Proceedings............................................      26
 Item 3 Default Upon Senior Securities...............................      26
 Item 6 Exhibits and Reports on Form 8-K.............................      26

                         PART 1--FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           JWP INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

                                                              THREE MONTHS
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                            ------------------
                                                              1994      1993
                                                            --------  --------
REVENUES................................................... $444,355  $565,845
                                                            --------  --------
COSTS AND EXPENSES
  Cost of sales............................................  408,357   525,728
  Selling, general and administrative......................   43,102    46,243
  Reorganization charges...................................    3,200       --
                                                            --------  --------
                                                             454,659   571,971
                                                            --------  --------
OPERATING LOSS.............................................  (10,304)   (6,126)
  Interest expense, net....................................     (707)  (12,764)
  Loss on sale of businesses and other assets..............     (236)   (1,391)
  Other expense............................................   (4,092)      --
                                                            --------  --------
LOSS BEFORE INCOME TAXES...................................  (15,339)  (20,281)
  Provision (benefit) for income taxes.....................      250      (621)
                                                            --------  --------
LOSS FROM CONTINUING OPERATIONS............................  (15,589)  (19,660)
DISCONTINUED OPERATIONS
  Income from operations...................................    5,559     2,841
  Loss from disposal of businesses.........................      --     (7,634)
                                                            --------  --------
  Income (loss) from discontinued operations...............    5,559    (4,793)
                                                            --------  --------
NET LOSS................................................... $(10,030) $(24,453)
                                                            ========  ========
(LOSS) INCOME PER SHARE:
  Continuing operations.................................... $   (.39) $   (.49)
  Discontinued operations..................................      .14      (.12)
                                                            --------  --------
  Net loss................................................. $   (.25) $   (.61)
                                                            ========  ========

           See notes to condensed consolidated financial statements.

                           JWP INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                         ----------------------
                                                            1994        1993
                                                         ----------  ----------
REVENUES...............................................  $1,313,450  $1,713,596
                                                         ----------  ----------
COSTS AND EXPENSES
  Cost of sales........................................   1,192,330   1,567,321
  Selling, general and administrative..................     133,758     161,769
  Reorganization charges...............................      10,100         --
                                                         ----------  ----------
                                                          1,336,188   1,729,090
                                                         ----------  ----------
OPERATING LOSS.........................................     (22,738)    (15,494)
  Interest expense, net................................      (1,184)    (37,758)
  (Loss) gain on sale of businesses and other assets...        (532)      2,614
  Other expense........................................      (4,092)        --
                                                         ----------  ----------
LOSS BEFORE INCOME TAXES...............................     (28,546)    (50,638)
  Provision (benefit) for income taxes.................         750        (192)
                                                         ----------  ----------
LOSS FROM CONTINUING OPERATIONS........................     (29,296)    (50,446)
DISCONTINUED OPERATIONS
  Income from operations...............................       9,386       7,585
  Loss from disposal of businesses.....................         --       (7,634)
                                                         ----------  ----------
  Income (loss) from discontinued operations...........       9,386         (49)
                                                         ----------  ----------
CUMULATIVE EFFECT OF CHANGE IN METHOD OF ACCOUNTING FOR
 POST-EMPLOYMENT BENEFITS..............................      (2,100)        --
                                                         ----------  ----------
NET (LOSS).............................................  $  (22,010) $  (50,495)
                                                         ==========  ==========
(LOSS) INCOME PER SHARE
  Continuing operations................................  $     (.72) $    (1.27)
  Discontinued operations..............................         .23         --
  Cumulative effect of change in method of accounting
   for
   post-employment benefits............................        (.05)        --
                                                         ----------  ----------
  Net loss.............................................  $     (.54) $    (1.27)
                                                         ==========  ==========

           See notes to condensed consolidated financial statements.

                           JWP INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                               SEPTEMBER 30, DECEMBER 31,
                                                                                   1994          1993
                                                                               ------------- ------------
                                                                                (UNAUDITED)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents...................................................   $  39,699    $  39,534
  Accounts receivable, net....................................................     460,059      455,944
  Costs and estimated earnings in excess of billings on uncompleted contracts.      73,482       61,987
  Inventories.................................................................       7,571        5,221
  Prepaid expenses and other..................................................       9,170       13,240
  Net assets held for sale....................................................      75,593       20,454
                                                                                 ---------    ---------
TOTAL CURRENT ASSETS..........................................................     665,574      596,380
                                                                                 ---------    ---------
NET ASSETS HELD FOR SALE......................................................         --        63,161
                                                                                 ---------    ---------
INVESTMENTS, NOTES AND OTHER LONG-TERM RECEIVABLES............................      12,504       19,737
                                                                                 ---------    ---------
PROPERTY, PLANT AND EQUIPMENT, NET............................................      36,262       39,266
                                                                                 ---------    ---------
OTHER ASSETS
  Excess of cost of acquired businesses over net assets, less amortization....      57,820       58,973
  Insurance cash collateral...................................................      33,960       21,394
  Funds held in escrow........................................................      17,221          335
  Miscellaneous...............................................................       5,861        7,196
                                                                                 ---------    ---------
                                                                                   114,862       87,898
                                                                                 ---------    ---------
TOTAL ASSETS..................................................................   $ 829,202    $ 806,442
                                                                                 =========    =========
LIABILITIES AND SHAREHOLDERS' (DEFICIT)
CURRENT LIABILITIES
  Notes payable...............................................................   $   7,652    $     172
  Debtor-in-possession note payable...........................................      25,000          --
  Current maturities of long-term debt and capital lease obligations..........       2,420        2,327
  Debt in default.............................................................         --       501,007
  Accounts payable............................................................     203,943      209,867
  Billings in excess of costs and estimated earnings on uncompleted contracts.     127,541      115,179
  Other accrued expenses and liabilities......................................     126,726      220,152
                                                                                 ---------    ---------
TOTAL CURRENT LIABILITIES.....................................................     493,282    1,048,704
                                                                                 ---------    ---------
LONG-TERM DEBT................................................................       2,362        2,538
                                                                                 ---------    ---------
OTHER LONG-TERM OBLIGATIONS...................................................      34,636       57,462
                                                                                 ---------    ---------
PRE-CONSENT DATE BANKRUPTCY CLAIMS SUBJECT TO COMPROMISE......................     622,859          --
                                                                                 ---------    ---------
SHAREHOLDERS' (DEFICIT)
  Preferred Stock, $1 par value, 25,000,000 shares authorized, 418,100 and
   425,000 shares of Series A issued and outstanding..........................      20,905       21,250
  Common Stock, $.10 par value, 75,000,000 shares authorized, 40,732,791 and
   40,715,541 shares outstanding, excluding 727,389 treasury shares...........       4,073        4,072
  Warrants of Participation...................................................         576          576
  Capital surplus.............................................................     204,591      204,247
  Cumulative translation adjustment...........................................      (5,733)      (6,068)
  (Deficit)...................................................................    (548,349)    (526,339)
                                                                                 ---------    ---------
TOTAL SHAREHOLDERS' (DEFICIT).................................................    (323,937)    (302,262)
                                                                                 ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT).................................   $ 829,202    $ 806,442
                                                                                 =========    =========

           See notes to condensed consolidated financial statements.

                           JWP INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS) (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                            ------------------
                                                              1994      1993
                                                            --------  --------
CASH FLOWS FROM OPERATIONS
  Net loss................................................. $(22,010) $(50,495)
  Non-cash expenses........................................   12,311    29,869
  Write down of investment.................................    4,092       --
  Cumulative effect of account change in method of
   accounting..............................................    2,100       --
  Loss on sale of businesses and other assets..............      532     5,020
  Change in operating assets and liabilities, excluding the
   effect of businesses sold...............................  (33,975)  (41,982)
                                                            --------  --------
NET CASH USED IN OPERATIONS................................  (36,950)  (57,588)
                                                            --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt.............................      --        710
  Proceeds from debtor-in-possession financing.............   25,000       --
  Cash deposited in trust account for funding of post-
   bankruptcy debt.........................................   (7,501)      --
  Payments of long-term debt and capital lease obligations.     (956)   (5,534)
  Redemption of preferred stock............................      --       (500)
  Increase (decrease) in notes payable, net................    7,220   (17,531)
                                                            --------  --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES........   23,763   (22,855)
                                                            --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and equipment................   (3,056)  (13,974)
  Net disbursement for investment to be sold...............   (2,422)      --
  Proceeds from sale of businesses and other assets........    4,458    40,834
  Decrease (increase) in cash balances of businesses held
   for sale or sold........................................    8,597    (3,127)
  All other................................................    5,775       --
                                                            --------  --------
NET CASH PROVIDED BY INVESTING ACTIVITIES..................   13,352    23,733
                                                            --------  --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........      165   (56,710)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........   39,534    86,836
                                                            --------  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................. $ 39,699  $ 30,126
                                                            ========  ========

           See notes to condensed consolidated financial statements.

                           JWP INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A BASIS OF PRESENTATION

  On February 14, 1994, JWP INC. (the "Company") became a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code. The accompanying financial statements have been prepared on the basis of the principles prescribed by the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". As a result, liabilities of the Company that are expected to be compromised in the bankruptcy proceeding have been reclassified to the caption "Pre-consent Date Bankruptcy Claims Subject to Compromise" in the accompanying condensed consolidated balance sheet. See discussion below with respect to the entry of an order for relief under Chapter 11 of the U.S. Bankruptcy Code and the Company's plan of reorganization. During the Chapter 11 proceeding, the Company has continued to expense the various legal and other professional fees incurred. These fees are reflected in the accompanying condensed consolidated statement of operations under the caption "Reorganization charges". As of December 21, 1993, the Company ceased to accrue interest on its defaulted debt. See Note C with respect to debt in default.

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

  The Company had a shareholders' deficit of $323.9 million at September 30, 1994. Many of the Company's mechanical and electrical contracts require surety bonds to guarantee the performance of such contracts. The Company's surety bonding companies are reviewing bid and performance bond requests on a case-by-case basis for large construction projects and those with durations of more than two years. Further, the Company is experiencing significant constraints in its bonding line which has adversely affected its operations. In addition, a surety bonding company that had been the primary source of surety bonds for certain subsidiaries, which, for the nine months ended September 30, 1994, together comprised approximately 23% of the Company's revenues of those mechanical and electrical companies the Company currently plans to retain, is no longer engaged in the business of issuing such bonds. As a result, these subsidiaries are currently not receiving such bonds. The absence of available surety bonds for these subsidiaries has resulted in a significant reduction in their backlog. The Company and these subsidiaries are actively engaged in negotiations with another surety bonding company regarding a new surety bonding arrangement. However, there can be no assurance that such a new surety bonding arrangement will be entered into. The failure to obtain a new surety bonding company for these subsidiaries will have a materially adverse effect on the Company.

  The Company is focused on returning to profitability and has been restructuring its operations around a smaller international mechanical and electrical services business. The Company has formulated and implemented a business restructuring plan which presently includes the sale of its water supply business, certain mechanical services operations and other non-core businesses and the continued closing or downsizing of its unprofitable operations. The proceeds from the sale of these businesses and other assets to date have been used for working capital and to reduce debt. There is no assurance that the Company will be able to consummate the remaining sales and, if consummated, whether the Company will realize the proceeds contemplated by the restructuring plan.

  As described in Note C, the Company is in default of covenants contained in its bank revolving credit agreement, senior note agreements and 12% subordinated note agreements and in the indenture under which its 7 3/4% Convertible Subordinated Debentures were issued and is presently in a Chapter 11 proceeding. The outstanding amount of such debt in default at September 30, 1994 and December 31, 1993 was approximately $501.0 million. Such amount is included in "Pre-consent Date Bankruptcy Claims Subject to Compromise" at September 30, 1994 and "Debt in default" at December 31, 1993 in the accompanying condensed consolidated balance sheets.

  On December 21, 1993, three holders of the Company's 7 3/4% Convertible Subordinated Debentures filed an involuntary petition under Chapter 11 of the U.S. Bankruptcy Code against the Company. The Company on February 14, 1994 consented to the entry of an order for relief under Chapter 11 of the U.S. Bankruptcy Code. At that time the Company adopted a proposed plan of reorganization and its subsidiaries continue to operate in the normal course of business. The Company's plan of reorganization, as amended (the "Plan of Reorganization"), was confirmed by the U.S. Bankruptcy Court on September 30, 1994. The Plan of Reorganization provides that the Company's creditors, other than subordinated note and debenture holders, will exchange approximately $605 million of holding company debt for 100% of the equity and approximately $141 million of notes of the reorganized Company and approximately $48 million of notes of a newly organized subsidiary. Holders of approximately $18 million of subordinated debt will exchange their notes for warrants to purchase the common stock of the reorganized Company. Additionally, holders of the Company's common and preferred stock and warrants of participation will have their JWP securities canceled and will receive warrants to purchase the common stock of the reorganized Company. With the exception of approximately $68 million of new notes to be due in 2001, substantially all of the reorganized Company's new debt is expected to be paid from the proceeds of asset sales.

  The Company expects to make distributions under its Plan of Reorganization before the end of 1994. The actual date on which the Company's Plan of Reorganization will become effective is subject to certain conditions to the Plan being satisfied. The conditions include obtaining a new working capital line which is in the process of being negotiated. However, there can be no assurance that the Plan of Reorganization will become effective or, if so, its timing.

  The Company's mechanical and electrical services, water supply and other operating subsidiaries are not parties to the Chapter 11 proceeding. All obligations of the operating subsidiaries continue to be paid in the ordinary course of business.

  In April 1992, the Company announced its intention to sell its water supply business. However, in July 1993, the Company's Board of Directors decided not to proceed with the sale due to uncertainties created by then pending rate-related matters and litigation which are described in Note J. In December 1993, the Company's principal water supply subsidiary, Jamaica Water Supply Company ("JWS"), entered into an agreement with respect to the rate-related proceedings and litigation thereby eliminating significant uncertainties relating to the water supply business. This agreement was approved by the New York State Public Service Commission on February 2, 1994. Accordingly, in the first quarter of 1994 the Company reinstated its plan of sale. In 1993 the Company sold substantially all of its information services businesses. Operating results for all periods presented reflect the Company's information services and water supply businesses as discontinued operations (see Note F).

  As indicated above, the Company has developed and implemented a business restructuring plan which presently includes the sale of its water supply business, certain mechanical services business units and other non-core businesses. The net assets of businesses to be sold have been classified in the condensed consolidated balance sheets as of September 30, 1994 and December 31, 1993 as "Net assets held for sale" and carried as either current or long-term assets on the basis of their actual or expected disposition dates.

  Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS 112) (See Note K).

  In September 1994, the Company wrote down its investment in Health Care International, Ltd. ("HCI") when HCI went into receivership.

  Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to current year presentation.

  In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and the results of its operations. The results of operations for the three and nine months ended September 30, 1994 are not necessarily indicative of the results to be expected for the year ended December 31, 1994. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

NOTE B NET LOSS PER SHARE

  Net loss per common share for the three and nine month periods ended September 30, 1994 and 1993 has been calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents relating to stock options outstanding when the effect of such equivalents are dilutive (40,715,729 shares and 40,806,497 shares for the three months ended September 30, 1994 and 1993, respectively, and 40,715,604 shares and 40,800,883 shares for the nine months ended September 30, 1994 and 1993, respectively). For 1993, per common share loss from continuing operations and net loss reflect dividends of $0.45 million and $1.36 million for the three and nine month periods, respectively, which were accrued on the Company's preferred stock. The Company ceased accruing dividends on its preferred stock on December 21, 1993, the date on which the involuntary bankruptcy petition was filed against the Company. Cumulative unpaid dividends at September 30, 1994 and December 31, 1993 aggregate $2.3 million.

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
                                                                      --------
                                                                      $501,007
                                                                      ========

  The Company has failed to make principal payments on its senior notes and 12% subordinated notes and is in default under various financial covenants contained in the loan agreements pursuant to which these notes were issued, including covenants requiring maintenance of minimum tangible net worth and minimum current ratio. Its bank revolving credit facility also contains certain financial and other covenants, including covenants requiring maintenance of minimum tangible net worth and minimum current ratio, under which the Company is in default. Additionally, the Company has not made scheduled semiannual interest payments since September 1, 1993 with respect to its 7 3/4% Convertible Subordinated Debentures. As a result, the entire amount of such notes, debentures and bank indebtedness has been classified in the accompanying condensed consolidated balance sheets as "Pre-consent Date Bankruptcy Claims Subject to Compromise" at September 30, 1994 and "Debt in default" at December 31, 1993.

  Commencing in April 1993, the Company ceased making payments of principal and interest under its revolving credit facility and on its senior and subordinated notes. Interest continued to accrue in accordance with the provisions of the loan agreements pursuant to which these notes were issued which in certain circumstances include default rates at an additional 2% and, in one case, 4% until December 21, 1993, the date on which the involuntary bankruptcy petition was filed against the Company. At September 30, 1994 and December 31, 1993, accrued interest applicable to debt in default was $43.3 million. Such amount is included in "Pre-consent Date Bankruptcy Claims Subject to Compromise" at September 30, 1994 and

"Other accrued expenses and liabilities" at December 31, 1993 in the accompanying condensed consolidated balance sheets. The Company has pledged to the holders of its senior notes and bank indebtedness the common stock of five subsidiaries held for sale and certain proceeds from the sale of these subsidiaries. Two of the subsidiaries were sold in 1994. The combined net book value of the remaining subsidiaries is $16.2 million as of September 30, 1994.

  Certain of the Company's loan and note agreements contain covenants which restrict its ability to pay dividends on its common stock. As indicated, the Company is in default under these agreements and is in a Chapter 11 proceeding.

  See Note A with respect to the contemplated exchange of debt in default for new debt and equity securities under the Plan of Reorganization, which was confirmed by the U.S. Bankruptcy Court on September 30, 1994.

NOTE D PRE-CONSENT DATE BANKRUPTCY CLAIMS SUBJECT TO COMPROMISE

  As described in Note A, on February 14, 1994, the Company consented to the entry of an order for relief under Chapter 11 of the U.S. Bankruptcy Code. While the Company continues business as a debtor-in-possession, the Company's creditors are stayed from taking action against the Company to collect debts in existence prior to the date that the involuntary petition was filed against the Company, December 21, 1993. The Company's condensed consolidated balance sheets include the following liabilities in "Pre-consent Date Bankruptcy Claims Subject to Compromise" as of September 30, 1994 and in various liability accounts, as indicated below, at December 31, 1993:

                                                  OTHER
                                                 ACCRUED       OTHER
                             ACCOUNTS DEBT IN  EXPENSES AND  LONG-TERM
                             PAYABLE  DEFAULT  LIABILITIES  OBLIGATIONS  TOTAL
                             -------- -------- ------------ ----------- --------
   Debt in default.........   $ --    $501,007   $   --       $   --    $501,007
   Accrued interest........     --         --     43,315          --      43,315
   Amount due to JWP
    Information Services,
    Inc....................     --         --     24,933          --      24,933
   Foreign debt guarantees.     --         --      6,037          --       6,037
   Stock price guarantees..     --         --      5,118          --       5,118
   Preferred dividends in
    arrears................     --         --      2,257          --       2,257
   Unexpired leases........     --         --        --         1,718      1,718
   Unfunded directors'
    retirement benefits....     --         --        --           975        975
   Insurance reserves......     --         --      9,600       26,800     36,400
   Other impaired claims...     400        --        699          --       1,099
                              -----   --------   -------      -------   --------
                              $ 400   $501,007   $91,959      $29,493   $622,859
                              =====   ========   =======      =======   ========

  The Bankruptcy Court established April 8, 1994 as the bar date for the filing of claims against the Company. Certain claims filed against the Company are contingent or in dispute and such claims will be fixed by either litigation or settlement.

  The Company has received approval from the Bankruptcy Court to pay or otherwise honor certain of its obligations that arose prior to the entry of the order for relief under Chapter 11, including employee wages and benefits, amounts payable under the Company's property, casualty, workers' compensation and other insurance programs and amounts payable under an employee stay bonus/severance pay plan.

NOTE E DEBTOR-IN-POSSESSION FINANCING ("DIP LOAN")

  In February 1994 the Company and substantially all of its subsidiaries entered into an agreement with Belmont Capital Partners II, L.P., an affiliate of Fidelity Investments ("Belmont"), to provide for a credit facility to the Company (the "DIP Loan"). The agreement provides to the Company a credit facility of $35 million at an interest rate of 12% per annum during the Chapter 11 proceeding. Belmont will also receive, as additional interest, a percentage of the securities to be issued under the Company's Plan of Reorganization. The DIP Loan is secured by a first lien on substantially all of the assets of the Company and most of its subsidiaries. As of November 21, 1994, the Company had drawn down $30 million under the DIP Loan of which $25 million was outstanding as of September 30, 1994.

  The Company is in default of certain covenants of the DIP Loan. Pursuant to written waivers of default, dated April 27, 1994, May 6, 1994, August 2, 1994 and November 4, 1994, the Company has been permitted by Belmont to draw on its line of credit. Under the circumstances, any additional borrowings under the DIP Loan will require further waivers of default.

  The DIP Loan is to be repaid upon the earlier of the effective date of the Plan of Reorganization or February 15, 1995. The Company is currently negotiating the terms of a $45 million working capital facility. The proceeds of this new facility will be used to refinance the Company's borrowings under the DIP Loan and to provide working capital for the reorganized Company and its subsidiaries. There can be no assurance that the Company will be able to obtain a new working capital facility or, if so, the amount of any such facility. Obtaining such a facility is a condition to the Plan of Reorganization becoming effective.

NOTE F DISCONTINUED OPERATIONS

  In April 1992 the Company announced its intention to sell its water supply business. However, in July 1993, the Company's Board of Directors decided not to proceed with the sale due to uncertainties created by then pending rate-related proceedings and litigation. In December 1993, JWS entered into an agreement with respect to the rate-related proceedings and litigation. This agreement was approved by the New York State Public Service Commission on February 2, 1994. Accordingly, in the first quarter of 1994 the Company reinstated its plan of sale. The financial statements for all periods presented reflect the water supply business as discontinued operations.

  See Note J with respect to the status of a proceeding initiated in 1988 by the City of New York to acquire by condemnation all of the water distribution system of JWS that is located in New York City. Additionally, see Note J with respect to the lawsuit brought by certain holders of warrants of participation against Jamaica Water Securities Corp.

  The assets of the water supply business consist primarily of utility plant and equipment which are located in Nassau and Queens Counties in the State of New York. The net assets of the water supply business, which aggregate $62.2 million and $60.0 million at September 30, 1994 and December 31, 1993, respectively, are classified in the accompanying condensed consolidated balance sheets under the caption "Net Assets Held for Sale" and carried as a current asset at September 30, 1994 and as a long-term asset at December 31, 1993 since disposition is expected to take place mid-year 1995.

  In March 1993 the Company's Board of Directors approved the disposition of the Company's U.S. information services business. The Board of Directors had previously decided to sell the Company's overseas information services businesses. Accordingly, operating results of the information services businesses have been classified as discontinued operations. In August 1993, the Company sold substantially all of the assets of its U.S. information services business. Under the terms of the sale agreement, the purchaser assumed the debt and other liabilities relating to ongoing operations of the business. The Company received warrants to buy up to 10% of the purchaser's common stock for a nominal amount. The Company has assigned no value to these warrants.

  In October 1993, the Company's subsidiary which formerly carried on a U.S. information services business filed a voluntary petition under Chapter 7 of the U.S. Bankruptcy Code. In connection with the bankruptcy filing, the Company recorded a loss of $8.1 million in the third quarter of 1993. Such amount is included in "Loss on sale of businesses and other assets" in the accompanying condensed consolidated statements of operations. At September 30, 1994 and December 31, 1993 the Company owed its bankrupt U.S. information services subsidiary $24.9 million. Such amount is included in "Pre-consent Date Bankruptcy Claims Subject to Compromise" at September 30, 1994 and "Other accrued expenses and liabilities" at December 31, 1993 in the accompanying condensed consolidated balance sheets.

  For 1994, the combined operating results of discontinued operations consist only of the water supply business. For 1993, such combined operating results include both the water supply and information services businesses.

  Combined operating results of discontinued operations are as follows (in thousands):

                                      THREE MONTHS           NINE MONTHS
                                  ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                  ---------------------  ---------------------
                                    1994        1993       1994        1993
                                  ---------  ----------  ---------  ----------
   Revenues...................... $  19,544  $  128,197  $  50,452  $  911,342
   Costs and expenses............    12,915     123,029     37,999     890,402
                                  ---------  ----------  ---------  ----------
   Operating income..............     6,629       5,168     12,453      20,940
   Interest expense..............    (1,070)     (2,327)    (3,067)    (13,355)
                                  ---------  ----------  ---------  ----------
   Income before taxes...........     5,559       2,841      9,386       7,585
   Income taxes..................       --          --         --          --
                                  ---------  ----------  ---------  ----------
   Income from discontinued
    operations................... $   5,559  $    2,841  $   9,386  $    7,585
                                  =========  ==========  =========  ==========

NOTE G OTHER BUSINESSES SOLD AND NET ASSETS HELD FOR SALE

  In the first nine months of 1994 and 1993, the Company received cash proceeds of $4.5 million and $40.8 million, respectively, from the sale of certain non-core businesses and other assets. In 1994 the assets sold by the Company included the sale of the Company's minority ownership in an energy and environmental business and other non-core businesses. In 1993, the Company sold its Software House subsidiary, the U.S. information services business and certain other non-core businesses and other assets. The Company realized a gain of $2.7 million from the sale of Software House. No material gain or loss was realized from the aggregate of the other sales in either 1994 or 1993.

  The Company's Board of Directors has approved a plan for the sale of the Company's remaining energy and environmental related businesses, other non-core businesses and certain mechanical operations. The operating results of these businesses are included in loss from continuing operations.

  Revenues and operating loss of the other businesses sold and held for sale, for the three and nine months ended September 30, 1994 and 1993, are as follows (in thousands):

                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                          SEPTEMBER 30,        SEPTEMBER 30,
                                       --------------------  ------------------
                                         1994       1993       1994      1993
                                       ---------  ---------  --------  --------
   Revenues........................... $  41,284  $  89,467  $120,991  $287,471
   Operating loss.....................    (3,256)      (677)   (9,541)   (2,093)

  The condensed balance sheet relating to net assets held for sale, including discontinued operations as of September 30, 1994, is as follows (in thousands):

Cash........................................ $  6,502
Accounts receivable, net....................   47,946
Costs and estimated earnings in excess of
 billings...................................    4,447
Inventories.................................   12,253
Other current assets........................    1,862
                                             --------
                                               73,010

Property, plant and equipment, net..........  152,371
Other assets................................   13,233
                                             --------
                                             $238,614
                                             ========

Current maturities of long-term debt and
 capital lease obligations.................. $ 14,222
Accounts payable............................   10,796
                                             --------
Billings in excess of costs and estimated
 earnings...................................    5,345
Other accrued expenses......................   58,080
                                             --------
                                               88,443
Long-term debt..............................   31,806
Other long-term liabilities.................   42,772
Net assets held for sale--current...........   75,593
                                             --------
                                             $238,614
                                             ========

NOTE H INSURANCE RESERVES

  The Company is primarily insured through a wholly-owned captive insurance subsidiary ("Defender") for its workers' compensation, automobile and general liability insurance. At September 30, 1994, the Company and Defender had letters of credit outstanding totaling $36.4 million which in effect secure their insurance obligations. The letters of credit were intended to serve as collateral for the obligations of Defender to reimburse the Company's unrelated insurance carriers for claims paid with respect to certain years' insurance programs. Letters of credit of $34.9 million and $1.5 million expire in December 1994 and February 1995, respectively. Since October 1992 neither the Company nor Defender has been able to obtain additional letters of credit to secure their insurance obligations and, as a result, have been required to make cash collateral deposits with an unrelated third party insurance company to secure those types of obligations. The deposits totaled approximately $34.0 million and $21.3 million as of September 30, 1994 and December 31, 1993, respectively, and are classified as a long-term asset in the accompanying condensed consolidated balance sheets under the caption "Insurance cash collateral" in Other Assets.

NOTE I INCOME TAXES

  The Company has substantial net operating loss carry-forwards ("NOL") for U.S. income tax purposes expiring in years through 2008. The Company has provided a valuation allowance to offset the full amount of the net deferred tax assets arising from book and tax differences including those from the NOLs.

NOTE J LEGAL PROCEEDINGS

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

  The Complaint alleges violations of Section 10(b) of the Securities and Exchange Act of 1934, Rule 10b-5 promulgated thereunder and common law fraud and deceit on the part of the Company and certain other defendants. Among other things, the Company is alleged to have intentionally and materially overstated its inventory, accounts receivable and earnings in various public disseminations during the purported class action period May 1, 1991 through October 2, 1992. The Complaint seeks an unspecified amount of damages. The Company has denied the material allegations contained in the Complaint. The parties are now engaged in discovery proceedings. However, the Bankruptcy Court's order dated September 30, 1994, confirming the

Company's Plan of Reorganization, included a discharge of all claims asserted against JWP in the class action lawsuits, and a permanent injunction against continuing these actions, or any other proceeding, with respect to the claims asserted therein. Accordingly, on November 11, 1994, the Company filed a motion seeking dismissal of these actions. That motion, which is expected to be unopposed, is returnable on December 2, 1994.

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

  In January 1992, the Public Service Commission of the State of New York ("PSC") ordered its staff to perform an audit covering all aspects of operations of JWS. The audit report alleged that mismanagement and imprudence on the part of JWS may have resulted in excess charges to its customers of up to $10.6 million. Based on the audit report, in June 1992 the PSC instituted a proceeding requiring JWS to demonstrate that its rates charged to customers were not excessive and provided for an investigation of JWS' management practices. As part of this proceeding and citing the audit report's assertion without receiving the audit report in evidence, the PSC ordered that $10.6 million of JWS' annual revenues be made temporary and subject to refund, effective August 6, 1992, pending the completion of the investigation.

  Between December 1992 and May 1993, representatives of JWS, the PSC, consumer advocate groups, the County of Nassau, the Town of Hempstead and others appeared and submitted testimony in the PSC proceedings. On June 3, 1993, the PSC issued an order suspending hearings and appointed two administrative law judges for the purpose of effecting a settlement. Negotiations among the parties and the settlement judges were ongoing from that time.

  In addition on February 5, 1993, the County of Nassau filed a complaint in the Supreme Court of the State of New York alleging that JWS intentionally filed false rate applications with the PSC and, as a result, for the period from March 31, 1987 through March 31, 1992, JWS had earnings that exceeded its projections by $8.7 million. The complaint alleged that this conduct constituted violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO") and common law fraud.

  On December 22, 1993, JWS, the New York State Consumer Protection Board, Nassau County, certain other governmental bodies and a consumer advocate group entered into an agreement that ended the several regulatory and legal proceedings against JWS. The agreement was approved by the PSC on February 2, 1994. The agreement provides for, among other things, a three year general rate case moratorium, resolution of the economic issues raised by the PSC arising from its 1992 audit of JWS, settlement of related litigation and the dismissal of Nassau County's RICO lawsuit against JWS. As part of the agreement, JWS agreed, in consideration of avoided litigation and other costs associated with the proceedings, to make payments over the period January, 1994 through December, 1996 totaling $11.7 million to customers in Nassau and Queens Counties in the State of New York. In connection with this settlement, the Company provided for a pre-tax charge of $7.0 million in the fourth quarter of 1992. The agreement also provides that JWS, subject to limited specified exceptions, will not seek to have a general rate increase become effective prior to January 1, 1997 and will use its best efforts to bring about the separation of Jamaica Water Securities Corp., a subsidiary of the Company which holds substantially all the common stock of JWS, from the Company.

  In 1986, the State of New York enacted a statute requiring the City of New York (the "City") to acquire by condemnation all of the JWS property constituting or relating to its water distribution system located in the City only if a Supreme Court of the State of New York (the "Supreme Court") decides that the amount of compensation to be paid for the system is determined solely by the income capitalization method of valuation. If the Court determines compensation by a method other than the income capitalization method or the award is for more than the rate base of the condemned assets, the statute permits the City to withdraw the proceeding without prejudice or costs. In 1988, the City instituted a proceeding pursuant to the statute to acquire the system which constitutes approximately 75% of JWS' water utility plant. JWS argued at trial that the judicially recognized method for valuing public utility property is by the method known as "Reproduction Cost New, Less Depreciation". JWS also sought consequential and severance damages that would result from separating the JWS Nassau County water supply system from that in the City. The aggregate amount sought by JWS as of December 31, 1987 was approximately $924 million. The City submitted its income capitalization valuation, as of December 31, 1987, at approximately $63 million.

  In June 1993, the Supreme Court dismissed the City's petition. The Supreme Court concluded, among other things, that the statute is unconstitutional because it directs the Court to render an advisory opinion.

  In February 1994, the New York Court of Appeals held constitutional a nearly-identical statute dealing with another water utility. In April 1994, upon a request made by the City for reconsideration, the Supreme Court stated that it would reconsider its prior decision in light of the February decision of the Court of Appeals. The Company cannot predict when or if the Supreme Court will conduct further proceedings under the statute nor is it possible to predict what the decision of the Supreme Court might be if it decides to value the JWS property or the effect of the pending litigation on the proposed sale of JWS.

  On September 26, 1994 certain holders of Warrants of Participation ("Warrants") that were issued pursuant to a Warrant Agreement dated June 15, 1969 by the Company's predecessor, Jamaica Water and Utilities, Inc. ("JWU"), commenced a declaratory judgment action against the Company's wholly-owned subsidiary Jamaica Water Securities Corporation ("JW Securities") by filing a complaint in the Supreme Court of the State of New York, Westchester County, bearing the caption, Harold F. Scattergood, Jr., et al. v. Jamaica Water Securities Corp. (Index No. 15992/94). On October 17, 1994, an amended complaint (the "complaint") was served adding additional plaintiffs.

  Plaintiffs seek a declaration that JW Securities is the successor to the Company's obligations under the Warrant Agreement by reason of its 1977 acquisition of JWU's 96% stock interest in Jamaica Water Supply Company. Plaintiffs also claim that three events have triggered the Warrants, obligating JW Securities to issue shares of its own stock to plaintiffs: (1) the 1988 filing by the City of New York of a condemnation proceeding and lis pendens seeking to condemn that part of water distribution system of Jamaica Water Supply Company located in Queens County; (2) the prosecution of that condemnation proceeding, which was subsequently dismissed by the court; and (3) a 1993 settlement agreement entered into by JW Securities and of Jamaica Water Supply Company which settled unrelated matters involving the Public Service Commission, Nassau County and others. Plaintiffs claim that each of these events constituted a disposition of the assets of Jamaica Water Supply Company which triggered the Warrants. In the alternative, plaintiffs claim that the Warrant Agreement's December 31, 1994 expiration date should be extended for some indefinite period.

  The time to answer or move against the complaint has not yet expired and JW Securities intends to defend vigorously against all claims asserted in the complaint.

  In 1993 the Company's French and Belgian information services subsidiaries filed petitions in their respective countries seeking relief from their creditors. The French and Belgian subsidiaries have outstanding unsecured credit facilities which are guaranteed by the Company aggregating $5.9 million. Their creditors filed claims with the U.S. Bankruptcy Court for this guaranteed debt in the aggregate amount of $4.6 million.

  In August 1993, the Company sold its U.S. information services business. In October 1993, the subsidiary formerly carrying on this business filed a voluntary petition under Chapter 7 of the U.S. Bankruptcy Code.

  In connection with an investigation of the plumbing industry being conducted by the New York County District Attorney's office, two related subsidiaries of the Company engaged in the plumbing business in New York City have received subpoenas for certain of their books and records. The subsidiaries have complied with those subpoenas. Additionally, certain employees of these subsidiaries have been subpoenaed to testify as witnesses before a grand jury, and those employees have complied with the subpoenas.

  The Company is involved in other legal proceedings and claims which have arisen in the ordinary course of business. The Company cannot predict the outcome thereof or the impact that an adverse result will have upon its financial position or the results of its operations.

NOTE K ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

  Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS 112). This standard requires that the cost of benefits provided to former or inactive employees be recognized on an accrual basis of accounting. Previously, the Company recognized post-employment benefit costs (primarily short-term disability and severance costs) when paid. The cumulative effect of adopting SFAS 112 was to record a charge of $2.1 million or $0.05 per share as of January 1, 1994. Such amount has been reflected in the consolidated statement of operations for the nine months ended September 30, 1994 under the caption "Cumulative Effect of Change in Accounting for Postemployment Benefits". The adoption of SFAS 112 will not have a material effect on the 1994 loss before cumulative effect of change in method of accounting for post-retirement benefits.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL INFORMATION

RESULTS OF OPERATIONS

  On December 21, 1993, three holders of the Company's 7 3/4% Convertible Subordinated Debentures filed an involuntary petition under Chapter 11 of the U.S. Bankruptcy Code against the Company. The Company on February 14, 1994 consented to the entry of an order for relief under Chapter 11 of the Bankruptcy Code. At that time the Company adopted a proposed plan of reorganization. The Company's plan of reorganization, as amended (the "Plan of Reorganization"), was confirmed by the U.S. Bankruptcy Court on September 30, 1994. The Plan of Reorganization provides for the exchange of substantially all of the Company's indebtedness for new notes of the reorganized Company and notes of a newly organized subsidiary, for all of the reorganized Company's common stock and warrants to purchase common stock of the reorganized Company. Holders of the Company's common and preferred stock and warrants of participation will have their JWP securities canceled and will receive warrants to purchase the common stock of the reorganized Company. The Plan of Reorganization contemplates a business restructuring plan which the Company initially developed in the third quarter of 1992 to divest certain of its non-core businesses. There can be no assurance that the Plan of Reorganization will become effective or, if so, its timing. Obtaining a credit facility for the reorganized Company is one of the conditions to the Plan of Reorganization becoming effective. See "Liquidity and Capital Resources" below for additional discussion with respect to the Company's business restructuring plan and Plan of Reorganization.

  As of September 30, 1994, the Company had negative net worth of $323.9 million. The Company continues to fail to generate sufficient cash to fund its operations and service its other obligations. From September 1992 to February 1994, when the Company obtained debtor-in-possession financing, the Company did not have available credit facilities and, consequently, funded its operations from working capital and proceeds from the sale of businesses and other assets.

  The Company's surety bonding companies are reviewing bid and performance bond requests on a case-by-case basis for large construction projects and those with durations of more than two years. Further, the Company is experiencing significant constraints in its bonding line which has adversely affected its operations. In addition, a surety bonding company that had been the primary source of bid and performance bonds for certain subsidiaries, which, for the nine months ended September 30, 1994, together comprised approximately 23% of the Company's revenues of those mechanical and electrical companies the Company currently plans to retain, is no longer engaged in the business of issuing such bonds. As a result, these subsidiaries are currently not receiving such surety bonds. The absence of available surety bonding for these subsidiaries has resulted in a significant reduction in their backlog. The Company and these subsidiaries are actively engaged in negotiations with another surety bonding company regarding a new surety bonding arrangement. However, there can be no assurance that such a new surety bonding arrangement will be entered into. The failure to obtain a new surety bonding agreement for these subsidiaries will have a materially adverse effect on the Company.

  The accompanying financial statements have been prepared on a going concern basis and do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to restructure its indebtedness in the Chapter 11 proceeding, obtain sufficient bonding to guarantee its performance of construction contracts, return to profitability, obtain new credit facilities and generate sufficient cash flow to meet its restructured and other obligations on a timely basis. See "Liquidity and Capital Resources".

  As a result of the restatement of the Company's first and second quarter earnings of 1992 and write-offs and losses announced by the Company on August 4, 1992 and on October 2, 1992, class action lawsuits were filed on behalf of shareholders against the Company and certain other defendants. The class action lawsuits have been consolidated and the single consolidated amended class action complaint alleges, among other things, that the Company intentionally and materially overstated assets and earnings in various public disseminations in violation of Section 10(b) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks an unspecified amount of damages. The Company has denied the material allegations contained in the complaint. The parties are now engaged in discovery proceedings. However, the Bankruptcy Court's order dated September 30, 1994, confirming the Company's Plan of Reorganization included a discharge of all claims asserted against JWP in the class action lawsuits, and a permanent injunction against continuing these actions, or any other proceeding, with respect to the claims asserted therein. Accordingly, on November 11, 1994, the Company filed a motion seeking dismissal of these actions. That motion, which is expected to be unopposed, is returnable on December 2, 1994. See Note J to the condensed consolidated financial statements for additional discussion with respect to the shareholder litigation.

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

  Revenues for the third quarter of 1994 were $444.4 million compared to $565.8 million in the third quarter of 1993. In the third quarter of 1994 the Company incurred a net loss of $10.0 million or $0.25 per share compared to a net loss of $24.5 million or $0.61 per share in the third quarter of 1993. Loss from continuing operations in the third quarter of 1994 was $15.6 million or $0.39 per share compared to a loss of $19.7 million or $0.49 per share in the year earlier period. In the third quarter of 1994 income from discontinued operations was $5.6 million or $0.14 per share compared to a loss of $4.8 million or $0.12 per share in the third quarter of 1993.

  Revenues for the nine months ended September 30, 1994 were $1,313.5 million compared to $1,713.6 million in the year earlier period. For the nine months ended September 30, 1994, the Company incurred a net loss of $22.0 million or $0.54 per share compared to a net loss of $50.5 million or $1.27 per share for the nine months ended September 30, 1993. For the nine months ended September 30, 1994 loss from continuing operations was $29.2 million or $0.72 per share compared to a loss of $50.4 million or $1.27 per share in the year earlier period. For the nine months ended September 30, 1994 income from discontinued operations was $9.4 million or $0.23 per share compared to a loss of $0.05 million for the nine months ended September 30, 1993.

  Loss from continuing operations for the three and nine months ended September 30, 1994 includes: a gain of $1.9 million or $0.05 per share for the settlement of a construction claim; a loss of $4.1 million or $0.10 per share due to the write down of an investment; a loss of $6.5 million or $0.16 per share for the write down on certain long-term construction projects and a loss of $0.5 million or $0.01 per share for severance of certain employees. Additionally, the net loss for the nine months ended September 30, 1994 includes a charge of $2.1 million or $0.05 per share as a result of the adoption of Statement of Accounting Financial Standards No. 112, "Employers' Accounting for Postemployment Benefits". The 1993 loss from continuing operations in the amount of $19.7 million and $50.4 million for the three and nine months ended September 30, 1993, respectively, included interest expense on debt in default of approximately $1.0 million and $3.5 million, respectively. The Company ceased accruing interest on debt in default in December 1993 upon the filing of an involuntary bankruptcy petition against the Company. Accordingly, no interest expense on debt in default is included in the condensed consolidated statements of operations for the three and nine months ended September 30, 1994. A net gain of $2.6 million or $0.06 per share resulted from the sale of Software House, Inc. and other assets for the nine month period ended September 30, 1993.

  The Company incurred an operating loss of $10.3 million for the three months ended September 30, 1994 compared to a $6.1 million operating loss for the third quarter of 1993. The 1994 third quarter operating loss includes $3.7 million and $2.8 million of losses recognized on long-term construction projects in the Company's North American and United Kingdom business units, respectively. The Company incurred an operating loss of $22.7 million for the nine months ended September 30, 1994 compared with an operating loss of $15.5 million for comparable nine month period of 1993. The increase in the operating loss for the first nine months of 1994 was principally due to write downs of long-term construction projects, as discussed above, and to an increase over 1993 of $1.8 million in professional fees which includes legal, consulting and other fees in connection with the Company's Chapter 11 bankruptcy proceeding, as well as $0.5 million of debt issuance costs incurred in obtaining debtor-in-possession financing and an increase in insurance costs.

MECHANICAL/ELECTRICAL SERVICES

  Revenues of the mechanical/electrical services business for the quarter ended September 30, 1994 decreased by 21.5% to $444.4 million from $565.8 million in 1993. Operating loss of the mechanical/electrical services business (before deduction of general corporate and other expenses discussed below) in the third quarter of 1994 was $3.2 million compared to an operating loss of $0.9 million in the third quarter of 1993. In connection with the Company's business restructuring plan, certain mechanical/electrical business units have been sold or identified for sale. The operating results of such business units are included in the aforementioned operating results. Revenues of the mechanical/electrical business units sold or held for sale for the quarter ended September 30, 1994 and 1993 were $41.3 million and $89.5 million, respectively. For the quarter ended September 30, 1994 and 1993, such business units had operating losses of $3.3 million and $0.7 million, respectively.

  Revenues of the mechanical/electrical services business for the nine months ended September 30, 1994 decreased by 23.3% to $1,313.5 million from $1,713.6 million in the year earlier period. Operating income of the mechanical/electrical services business (before deduction of general corporate and other expenses discussed below) for the nine months ended September 30, 1994 and 1993 was $0.1 million and $1.3 million, respectively. Revenues of the mechanical/electrical units sold or held for sale for the nine months ended September 30, 1994 and 1993 were $121.0 million and $287.5 million, respectively. Such units incurred an operating loss of $9.5 million for the nine months ended September 30, 1994 compared to an operating loss of $2.1 million in the year earlier period.

  The decrease in revenues for the three and nine months ended September 30, 1994 was partially attributable to the disposition of certain businesses held for sale and the downsizing of certain other businesses. Revenues for the three and nine months ended September 30, 1994 relating to businesses which the Company plans to retain decreased by approximately 15% when compared to the year earlier periods. This decrease resulted primarily from those business units operating in the United States and Eastern Canadian regions. The units in these regions are experiencing difficulties in obtaining new construction contracts principally because of continuing poor market conditions.

  The operating results for both the three and nine months ended September 30, 1994 and 1993 reflect, among other things, the negative impact of the recession and oversupply in the commercial real estate market which has caused intense competition for new commercial work. As a result of the reduction of commercial work, many of the Company's mechanical/electrical services business units have pursued noncommerical projects, primarily governmental and municipal facilities, at lower margins than historically available in the commercial marketplace. Certain of these business units were not as experienced in performing noncommercial projects and, as a result, incurred losses particularly on certain long-term contracts. Operating margins in 1994 and 1993 were also adversely affected by the continuing recessions in the United Kingdom and Canada.

  Selling, general and administrative ("SG&A") expenses, excluding general corporate expenses, for the quarter ended September 30, 1994 and 1993 were $39.2 million and $41.0 million, respectively. For the nine months ended September 30, 1994 and 1993, SG&A expenses, excluding general corporate and other expenses, were $121.1 million and $145.0 million, respectively. The amount of SG&A expenses, to date, in 1994 was lower than 1993 as a result of the implementation of the Company's downsizing plans and the disposition of certain businesses.

  At September 30, 1994, the mechanical/electrical services business backlog was $1,060 million compared to $1,047 million at December 31, 1993. Such backlog included $986.7 million at September 30, 1994 and $954.2 million at December 31, 1993 relating to companies which the Company currently intends to retain. The Company's backlog in the United States has declined by $76.7 million between December 31, 1993 and September 30, 1994, whereas its backlog in the United Kingdom and Canada increased by $82.3 and $16.5 million, respectively, during that same period. The Company's United Kingdom and Canadian subsidiaries received major long-term contracts during the second quarter of 1994. The Company has experienced a reduction in backlog in most of the U.S. regions it serves. The decline is attributable to the downsizing of the Company's operations, the Company's weakened financial condition which adversely affects its ability to obtain new surety bonds and contracts and the inability of certain of the Company's subsidiaries to obtain surety bonds because their surety bonding company ceased to engage in the business of issuing surety bonds. The Company's surety bonding companies have become more selective in issuing new surety bonds and are reviewing bid and performance bonds on a case-by-case basis, especially for larger projects and those with a duration of more than two years. The Company's principal surety bonding company will generally not bond new projects for certain non-core businesses which the Company has identified for sale. Surety bonds are frequently a condition to the award of a mechanical or electrical contract. Prospects for a recovery in the commercial office building market in both North America and the United Kingdom remain poor for the immediate future.

  Included in the condensed consolidated balance sheet as of September 30, 1994 under the caption "Excess of cost of acquired businesses over net assets, less amortization" is $57.8 million of goodwill. Such goodwill relates to the mechanical/electrical services business units which the Company currently intends to retain. Management believes that such goodwill has not been permanently impaired. However, if the Company were to decide to sell these units, the write-off of goodwill and other write-offs might be required depending upon then existing market conditions and the future business prospects of the retained units.

GENERAL CORPORATE AND OTHER EXPENSES

  General corporate expenses for the quarter ended September 30, 1994 and 1993 were $7.1 million and $5.2 million, respectively. General corporate expenses for the nine months ended September 30, 1994 and 1993 were $22.8 million and $16.8 million, respectively. General corporate expenses for the three and nine months ended September 30, 1993 include approximately $2.0 million and $7.5 million, respectively, related to legal, consulting and other professional fees arising from the shareholder litigation, the proposed debt restructuring and the restatement of the Company's financial statements. Legal and other professional fees for 1994 incurred as a result of the bankruptcy proceeding are reflected under the caption "Reorganization charges" in the condensed consolidated statement of operations. These expenses for the three and nine months ended September 30, 1994 were approximately $3.2 million and $10.1 million, respectively. The higher amount of general corporate expenses in 1994 is also attributable to debt issuance costs related to the Company's debtor-in-possession credit facility, severance paid to terminated employees and an increase in insurance costs. Net interest expense for the three and nine months ended September 30, 1994 was $0.7 million and $1.2 million, respectively, compared to $12.8 million and $37.8 million in the year earlier periods. The Company ceased accruing interest expense related to debt in default on December 21, 1993, the date on which an involuntary bankruptcy petition was filed against the Company.

DISCONTINUED OPERATIONS

  In April 1992, the Company announced its intention to sell its water supply business. However, in July 1993 the Company's Board of Directors decided not to proceed with the sale due to the then pending rate-related proceedings and litigation. As described below, in December 1993, the Company's subsidiary Jamaica

Water Supply Company ("JWS") entered into an agreement that became effective February 2, 1994 with respect to the rate-related proceedings and litigation (See Note J) thereby eliminating significant uncertainties relating to the Company's water supply business. This agreement was approved by the New York State Public Service Commission on February 2, 1994. Accordingly, in the first quarter of 1994, the Company reinstated its plan of sale. The condensed consolidated financial statements reflect the water supply business as a discontinued operation for all periods presented. See Note J regarding the status of a proceeding initiated in 1988 by the City of New York with respect to the possible condemnation of the water distribution system of JWS that is located in New York City and a proceeding initiated by the holders of the JWS warrants of participation.

  In 1993, the Company sold substantially all of its information services businesses.

  Revenues and income from discontinued operations for the three and nine months ended September 30, 1994 and 1993 were as follows:

                                         THREE MONTHS ENDED  NINE MONTHS ENDED
                                           SEPTEMBER 30,       SEPTEMBER 30,
                                         ------------------  ------------------
                                           1994     1993       1994     1993
                                         ------------------  -------- ---------
   Revenues:
     Water Supply....................... $ 19,544 $  19,529  $ 50,452 $  51,034
     Information Services...............      --    108,668       --    860,308
                                         -------- ---------  -------- ---------
                                         $ 19,544 $ 128,197  $ 50,452 $ 911,342
                                         ======== =========  ======== =========
   Income:
     Water Supply....................... $  5,559 $   5,464  $  9,386 $   9,364
     Information Services...............      --     (2,623)      --     (1,779)
                                         -------- ---------  -------- ---------
                                         $  5,559 $   2,841  $  9,386 $   7,585
                                         ======== =========  ======== =========

  The water supply business operating results are impacted by seasonal factors. Its revenues are generally higher in the second and third quarters which reflects the warmer weather conditions in the Northeast.

LIQUIDITY AND CAPITAL RESOURCES

  For the nine months ended September 30, 1994, the Company's operations used $37.0 million of cash primarily to fund operating losses and working capital requirements. From September 1992 to February 1994, the Company had no available lines of credit and experienced significant cash outflow as a result of operating losses coupled with adverse publicity associated with the restatement of its first and second quarter 1992 financial statements, defaults under its loan and note agreements and senior management changes. In February 1994, the Company obtained a $35 million debtor-in-possession credit facility ("DIP Loan") from Belmont Capital Partners II, L.P., an affiliate of Fidelity Investments ("Belmont"), which is described in greater detail below.

  The Company's consolidated cash balance increased by $0.2 million from $39.5 million at December 31, 1993 to $39.7 million at September 30, 1994. The September 30, 1994 cash balance included $1.2 million in foreign bank accounts and reflected $25 million borrowed under the DIP Loan. The foreign bank accounts are available only to support the Company's foreign operations. The negative operating cash flow reflects continued pressure to accelerate payment of accounts payable and the delay on the part of customers in payment of accounts receivable caused by the Company's weakened financial condition. Additionally, recurring operating losses, restructuring costs, professional fees relating to the Company's Chapter 11 proceeding and shareholder litigation and cash deposits made to secure insurance obligations have adversely affected cash flow.

  As a consequence of the Company's financial difficulties and as part of its business restructuring plan, an asset disposition program was initiated in the third quarter of 1992 with respect to the Company's non-core businesses and certain other assets to raise cash for working capital and to reduce debt. For the nine months ended September 30, 1994, the Company received net cash proceeds of $4.5 million from the sale of the Company's minority ownership in an energy and environmental business, other non-core businesses and other assets. In the nine month period ended September 30, 1993, the Company received net proceeds of $40.8 million primarily from the sale of its Software House subsidiary and its U.S. information services business. Such proceeds were used for working capital requirements and to repay debt.

  In February 1994 the Company and substantially all of its subsidiaries entered into an agreement with Belmont which provided for the DIP Loan. The DIP Loan agreement provides a credit facility to the Company of up to $35 million at an interest rate of 12% per annum during the period of the Company's Chapter 11 proceeding. Belmont will also receive, as additional interest, a percentage of the securities to be issued under the Plan of Reorganization. The DIP Loan is secured by a first lien on substantially all of the assets of the Company and most of its subsidiaries. As of November 14, 1994, the Company had drawn down $30 million under the DIP Loan of which $25 million was outstanding at September 30, 1994.

  The Company is in default of certain covenants of the DIP Loan. Pursuant to written waivers of default, dated April 27, 1994, May 6, 1994, August 2, 1994 and November 4, 1994, the Company has been permitted by Belmont to draw on its line of credit. Under the circumstances, any additional borrowings under the DIP Loan will require further waivers of default.

  The DIP Loan is to be repaid upon the earlier of the effective date of the Plan of Reorganization or February 15, 1995. The Company is actively negotiating the terms of a $45 million working capital facility. The proceeds of this new facility will be used to refinance the Company's borrowings under the DIP Loan and to provide working capital for the reorganized Company and its subsidiaries. There can be no assurance that the Company will be able to obtain a new working capital facility or, if so, the amount of any such facility. Obtaining such a facility is a condition to the Company's Plan of Reorganization becoming effective.

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

  As described in Notes A and C to the Company's condensed consolidated financial statements, the Company is in default of covenants contained in its loan and note agreements under which approximately $501.0 million was outstanding at September 30, 1994 and December 31, 1993 and included in "Pre-consent Date Bankruptcy Claims Subject to Compromise" and "Debt in default", respectively, in the accompanying condensed consolidated balance sheets. The $501.0 million outstanding included $484.4 million owed to senior lenders and $16.6 million owed to subordinated note and debenture holders. With respect to the defaulted senior loan agreements, "standstill arrangements" were negotiated which covered the period from mid-December of 1992 through April 30, 1993. Under the standstill arrangements, the senior lenders agreed, in principle, to forebear the receipt of principal and to accept payment of interest during such periods at reduced rates ranging from 4% to 6.75%. Since April 30, 1993, no standstill arrangement has been in place and the Company has ceased making principal and interest payments. However, interest continued to accrue under the terms of the loan and note agreements which in certain circumstances include default rate premiums of an additional 2% and, in one case, 4% until December 21, 1993, the date on which an involuntary bankruptcy petition was filed against the Company. At September 30, 1994 and December 31, 1993, accrued interest on defaulted debt was $43.3 million and was included in "Pre-consent Date Bankruptcy

Claims Subject to Compromise" and "Other accrued expenses and liabilities", respectively, in the condensed consolidated balance sheets. The Company has pledged to the holders of its senior notes and bank indebtedness the common stock of five subsidiaries held for sale and certain proceeds from the sale of these subsidiaries. Two of these subsidiaries were sold in 1994. The combined net book value of the remaining subsidiaries was $16.2 million at September 30, 1994.

  The Company has not made scheduled semiannual interest payments since September 1, 1993 with respect to its 7% Convertible Subordinated Debentures. All interest payments on these debentures were previously paid when due. The outstanding principal balance of the debentures at September 30, 1994 and December 31, 1993, in the amount of approximately $7.0 million, is included in "Pre-consent Date Bankruptcy Claims Subject to Compromise" and "Debt in default", respectively, in the accompanying condensed consolidated balance sheets.

  The Company's Plan of Reorganization was confirmed by the U.S Bankruptcy Court on September 30, 1994. The Plan of Reorganization provides that the Company's creditors, other than subordinated note and debenture holders, will exchange approximately $605 million of holding company debt for 100% of the equity and approximately $141 million of notes of the reorganized Company and approximately $48 million of notes of a newly organized subsidiary. Holders of approximately $18 million of subordinated debt will exchange their notes for warrants to purchase the common stock of the reorganized Company. Additionally, holders of the Company's common and preferred stock and warrants of participation will have their JWP securities canceled and will receive warrants to purchase the common stock of the reorganized Company. With the exception of approximately $68 million of new notes to be due in 2001, substantially all of the new debt is expected to be paid from the proceeds of assets sales.

  The Company expects to make distributions under its Plan of Reorganization before the end of 1994. The actual date on which the Company's Plan of Reorganization will become effective is subject to certain conditions to the Plan being satisfied. The conditions include obtaining a new working capital line which is in the process of being negotiated. However, there can be no assurance that the Plan of Reorganization will become effective or, if so, its timing.

  Only JWP INC., the parent holding company, is the subject of the proceeding under Chapter 11. The Company's mechanical/electrical, water supply and other operating subsidiaries are not parties to this proceeding. All obligations of the operating subsidiaries continue to be paid in the ordinary course of business.

  The Company's Canadian subsidiary, Comstock Canada, is negotiating with a Canadian bank to obtain a Canadian $7.5 million (approximately U.S. $5.6 million) secured demand loan facility. The new credit facility would include bank loans, letters of credit and indemnity arrangements, would be secured by all the assets of Comstock Canada and would be guaranteed by the Company. The new credit facility would replace an expired demand secured facility, also guaranteed by the Company, under which the lender has permitted Comstock Canada to continue to borrow, subject to certain collateral requirements, currently limited to approximately Canadian $1.0 million. Borrowings during 1994 have generally ranged from U.S. $1 million to $3 million. There can be no assurance that Comstock Canada will obtain a new credit facility or, if so, the amount of any such facility or whether the lender will continue to grant credit to Comstock Canada without a new definitive credit facility in place.

  In June 1994 a number of the Company's U.K. subsidiaries entered into a demand credit facility with a U.K. bank for an aggregate credit line of (Pounds)14.1 million (approximately U.S. $21.7 million). The credit facility, as amended in September 1994, consists of the following components with the individual credit limits as indicated: an overdraft line of up to (Pounds)8.0 million (approximately U.S. $12.2 million), a facility for the issuance of guarantees, bonds and indemnities of up to (Pounds)7.4 million (approximately U.S. $11.4 million) and other credit facilities of up to (Pounds)0.75 million (approximately U.S. $1.2 million). The overdraft facility decreases to (Pounds)6.0 million (approximately $9.2 million) as of December 31, 1994. The facility is secured by substantially all of the assets of the Company's principal U.K. subsidiaries. The overdraft facility provides for interest at the

U.K. bank reference rate (5 3/4% as of September 30, 1994) plus 3% subject to a minimum of 8%. The Company expects that this credit facility which expires in December 1994 will be extended. However, there can be no assurance that this credit facility will be extended or, if so, its timing.

  For the nine months ended September 30, 1994 the Company's U.K. subsidiaries drew down net proceeds of $7.4 million under this credit line.

  JWS, a subsidiary of the Company carried in "Net assets held for sale" in the accompanying condensed consolidated balance sheets, had two revolving credit agreements each of which permitted unsecured borrowings of up to $10.0 million with interest rates equal to the prime rate (7 3/4% as of September 30, 1994). Both agreements expired on April 30, 1994 and the borrowings thereunder were permitted by the lenders to remain outstanding. As of September 30, 1994 and December 31, 1993, JWS had borrowings under the agreements aggregating $4.8 million. These borrowings are reflected as current liabilities in the condensed balance sheet of "Net assets held for sale" which is presented in Note G to the condensed consolidated financial statements. On November 4, 1994, JWS and Sea Cliff Water Company ("SCW"), another water supply subsidiary of the Company, entered into a new credit agreement providing for a credit facility to JWS of $17.9 million and for a credit facility to SCW of $2.1 million at an interest rate based upon either prime rate, LIBOR plus 5/8% or bid rate. These credit facilities will expire November 3, 1995.

  The Company's mechanical/electrical services business does not require significant commitments for capital expenditures.

  On December 22, 1993, JWS, the New York State Consumer Protection Board, Nassau County, certain other governmental bodies and a consumer advocate group entered into an agreement that ended several regulatory and legal proceedings involving JWS which are referred to above and in Note J to the accompanying condensed consolidated financial statements. This agreement was approved by the New York State Public Service Commission (the "PSC") on February 2, 1994. The agreement provides for, among other things, a three year moratorium on general rates charged by JWS, resolution of economic issues raised by the PSC arising from its 1992 audit of JWS, settlement of related litigation and the dismissal of an action brought against JWS by Nassau County of the State of New York alleging violations of the Racketeer Influenced and Corrupt Organizations Act and common law fraud. Among other things, JWS, in consideration of avoided litigation and other costs associated with the proceedings, agreed to make payments over the period January 1994 through December 1996 totaling $11.7 million to customers in Nassau and Queens Counties in the State of New York. The agreement also provides that JWS, subject to limited specified exceptions, will not seek to have a general rate increase become effective prior to January 1, 1997 and will use its best efforts to bring about the separation of Jamaica Water Securities Corp., a subsidiary of the Company which holds substantially all the common stock of JWS, from the Company.

  At September 30, 1994, the Company and a wholly-owned captive insurance subsidiary ("Defender") had letters of credit outstanding totaling $36.4 million which in effect secure their workers' compensation, automobile and general liability insurance obligations. The letters of credit were intended to serve as collateral for the obligations of Defender to reimburse the Company's unrelated insurance carriers for claims paid with respect to certain years' insurance programs. A total of $34.9 million of such letters of credit expire in December 1994 and $1.5 million of such letters of credit expire in February 1995. Since October 1992, neither the Company nor Defender has been able to obtain additional letters of credit to secure their insurance obligations and, as a result, have been required to make cash collateral deposits with an unrelated third party insurance company to secure those types of obligations. The deposits totaled $34.0 million and $21.3 million as of September 30, 1994 and December 31, 1993, respectively, and are included under the caption "Insurance cash collateral" in Other Assets in the accompanying condensed consolidated balance sheets. The need to provide cash collateral has adversely affected the Company's cash flow.

  The letters of credit, described above, will be drawn upon by the unrelated insurance carriers and the Company's obligations to Defender which were pledged as collateral to the banks issuing such letters of credit, have been impaired in the Chapter 11 proceeding as well as any related Company obligations to those banks. Accordingly, neither the Company nor Defender will be liable to the banks issuing the letters of credit for past or future draws thereunder. Beginning in February 1994, Defender ceased making payments for the amounts owed to the unrelated insurance carriers, which obligations are in effect secured by the letters of credit, and the Company's insurance carriers have commenced partial draw downs against certain of the letters of credit. Approximately $8.5 million had been drawn down against these letters of credit through October 31, 1994.

  In 1993, the Company's French and Belgian information services subsidiaries filed petitions in their respective countries seeking relief from their creditors. The French and Belgian subsidiaries have outstanding unsecured credit facilities guaranteed by the Company which aggregate approximately $5.9 million. Their creditors filed claims with the U.S. Bankruptcy Court for this guaranteed debt in the aggregate amount of $4.6 million.

  The Company has not paid dividends on its preferred stock since September 1992. The Company ceased accruing dividends on its preferred stock on December 21, 1993, the date on which an involuntary bankruptcy petition was filed against the Company. Cumulative unpaid dividends at September 30, 1994 and December 31, 1993 aggregate $2.3 million.

  The Company has substantial net operating loss carryforwards ("NOL") for U.S. Federal income tax purposes. If the Company exchanges newly issued equity in exchange for debt as contemplated by the Plan of Reorganization, a significant portion of the NOL may not be available to reduce future U.S. taxable income. Additionally, due to recent changes in the U.S. Federal income tax laws, the timing of any such reorganization could further impact and reduce the amount of the NOL. At September 30, 1994, the Company has provided a valuation allowance to offset for the full amount of the net deferred tax asset arising from book and tax differences including those from the NOLs.

  In September 1992, the PSC issued an order that resulted in the suspension of dividend payments to the Company by JWS for the last two quarters of 1992 and for the year ended December 31, 1993. As a result of the settlement agreement described above in "Discontinued Operations", JWS recommenced dividend payments in April 1994.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENT

  Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS 112). The cumulative effect of adopting SFAS 112 was to record a charge of $2.1 million or $0.05 per share as of January 1, 1994. Such amount has been reflected in the accompanying condensed consolidated statement of operations under the caption "Cumulative Effect of Change in Method of Accounting for Postemployment Benefits." The adoption of this standard will not materially affect the 1994 loss before cumulative effect of change in method of accounting for post-employment benefits.

                           JWP INC. AND SUBSIDIARIES
                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  The information with respect to certain legal proceedings involving the Company is described in Part 1, Item I, Notes to Condensed Consolidated Financial Statements, Note J--Legal Proceedings, which is hereby incorporated herein by reference thereto.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  (a) The Company is in default under its senior debt agreements. See Part 1,
      Item 1, Notes to Condensed Consolidated Financial Statements, Note C-- Debt in Default, which is hereby incorporated herein by reference thereto.

  (b) The Company is in arrearages in the payment of dividends on its preferred stock. See Part 1, Item 1, Notes to Condensed Consolidated Financial Statements, Note B--Net Loss Per Share, which is hereby incorporated herein by reference thereto.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits. Exhibit No. 27; Article 5, Financial Data Schedule; Page.

  (b) Report on Form 8-K filed during the quarter ended September 30, 1994: 8-K/A, Amendment No. 3, July 1, 1994.

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

                                                        JWP INC.
                                          _____________________________________
                                                      (Registrant)

Date: November 21, 1994                             Frank T. MacInnis
                                          _____________________________________
                                            Frank T. MacInnis Chairman of the
                                            Board of Directors, President and
                                                 Chief Executive Officer

Date: November 21, 1994                             Leicle E. Chesser
                                          _____________________________________
                                            Leicle E. Chesser Executive Vice
                                              President and Chief Financial
                                                         Officer