Form 10-Q
period 1995-06-30
EMCOR GROUP INC
filed 1995-08-14
CIK 105634

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      Quarterly Report Under Section 13 or
                  15(d) of the Securities Exchange Act of 1934
________________________________________________________________________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995
                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

__________________________________________________________________________

Commission file number 0-2315
                       ------

EMCOR Group, Inc.
---------------------------------
(Exact name of registrant as specified in its charter)

          Delaware                                            11-2125338
-------------------------------                       -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification Number)

101 Merritt Seven Corporate Park                              06851-1060
Norwalk, Connecticut                                  -------------------------
----------------------------------------                      (Zip Code)
(Address of principal executive offices)


       (203) 849-7800
-------------------------------
(Registrant's telephone number)

--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days.             Yes   X     No
                                                           ---        ---
  Number of shares of Common Stock outstanding as of the close of business on August 11, 1995: 9,424,083 shares.

                               EMCOR GROUP, INC.
                                     INDEX


Part I - Financial Information
                                                                       Page No.
                                                                       --------
Item 1  Financial Statements

        Condensed consolidated balance sheets -
        as of June 30, 1995 and December 31, 1994                          1

        Condensed consolidated statements of operations -
        three months ended June 30, 1995 and 1994                          3

        Condensed consolidated statements of operations -
        six months ended June 30, 1995 and 1994                            4

        Condensed consolidated statements of cash flows -
        six months ended June 30, 1995 and 1994                            5

        Condensed consolidated statement of shareholders'
        equity for the six month period ended June 30, 1995                6

        Notes to condensed consolidated financial statements               7

Item 2  Management's discussion and analysis of financial
        condition and results of operations                                15


Part II - Other Information

Item 1  Legal Proceedings                                                  21

Item 6  Exhibits and Reports on Form 8-K                                   21

PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                           June 30,    December 31,
                                             1995          1994
                                         -----------   ------------
                                         (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents               $ 39,598       $ 52,505
  Accounts receivable, net                 417,990        438,958
  Costs and estimated earnings in
   excess of billings on uncompleted
   contracts                                52,240         52,347
  Inventories                                7,829          6,910
  Prepaid expenses and other                 7,312          8,115
  Net assets held for sale                  58,741         55,401
                                          --------       --------
TOTAL CURRENT ASSETS                       583,710        614,236
                                          --------       --------
INVESTMENTS, NOTES AND OTHER LONG-TERM
 RECEIVABLES                                 4,516          6,122

PROPERTY, PLANT AND EQUIPMENT, NET          30,195         33,670

OTHER ASSETS
  Insurance cash collateral                 39,127         37,577
  Miscellaneous                             15,469         15,893
                                          --------       --------
                                            54,596         53,470
                                          --------       --------
TOTAL ASSETS                              $673,017       $707,498
                                          ========       ========

See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)

                                           June 30,    December 31,
                                             1995          1994
                                         -----------   ------------
                                         (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                           $ 10,336       $  4,803
  Borrowings under working capital
   credit line                              35,000         40,000
  Current maturities of long-term debt
   and capital lease obligations             1,714          2,089
  7% Senior Secured Notes (Series A)        58,741         55,401
  Accounts payable                         204,167        219,564
  Billings in excess of costs and
   estimated earnings on uncompleted
   contracts                               112,532        115,567
  Accrued payroll and benefits              28,107         38,914
  Other accrued expenses and
   liabilities                              36,114         45,660
                                          --------       --------

TOTAL CURRENT LIABILITIES                  486,711        521,998
                                          --------       --------

LONG-TERM DEBT                              64,258         59,782

OTHER LONG-TERM OBLIGATIONS                 52,742         44,588

SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value, 13,700,000
   shares authorized, 9,424,083 issued or
   issuable under the Plan of
   Reorganization                               94             94
  Warrants                                   2,179          2,179
  Capital surplus                           78,857         78,857
  Cumulative translation adjustment            853              -
  (Deficit)                                (12,677)             -
                                          --------       --------

TOTAL SHAREHOLDERS' EQUITY                  69,306         81,130
                                          --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                   $673,017       $707,498
                                          ========       ========

See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts) (Unaudited)

                                                 Reorganized  |  Predecessor
Three Months Ended June 30,                        Company    |    Company
                                                     1995     |      1994
                                                 -----------  |  -----------
                                                              |
REVENUES                                           $381,562   |    $433,541
                                                              |
COSTS AND EXPENSE                                             |
  Cost of sales                                     349,628   |     390,716
  Selling, general and administrative                33,582   |      44,967
  Reorganization charges                                 --   |       3,300
                                                   --------   |    --------
                                                              |
                                                    383,210   |     438,983
                                                   --------   |    --------
                                                              |
OPERATING LOSS                                       (1,648)  |      (5,442)
  Interest expense, net                              (3,820)  |        (301)
  Net loss on businesses sold or held                         |
     for sale                                            --   |        (296)
                                                   --------   |    --------
                                                              |
LOSS BEFORE INCOME TAXES                             (5,468)  |      (6,039)
  Provision for income taxes                            250   |         250
                                                   --------   |    --------
                                                              |
LOSS FROM CONTINUING OPERATIONS                      (5,718)  |      (6,289)
                                                              |
INCOME FROM DISCONTINUED OPERATIONS                      --   |       2,683
                                                   --------   |    --------
                                                              |
NET LOSS                                            ($5,718)  |     ($3,606)
                                                   ========   |    ========
                                                              |
LOSS PER SHARE (1):                                  ($0.61)  |           *
                                                   ========   |

(1) Historical per share data has not been presented as it is not meaningful since the Company has been recapitalized and adopted Fresh-Start Reporting as of December 31, 1994.

See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts) (Unaudited)


                                                 Reorganized  |  Predecessor
Six Months Ended June 30,                          Company    |    Company
                                                     1995     |      1994
                                                 -----------  |  -----------
                                                              |
                                                              |
REVENUES                                          $ 767,577   |   $ 869,095
                                                              |
COSTS AND EXPENSES                                            |
  Cost of sales                                     703,776   |     783,973
  Selling, general and administrative                68,353   |      90,656
  Reorganization charges                                 --   |       6,900
                                                  ---------   |   ---------
                                                    772,129   |     881,529
                                                  ---------   |   ---------
                                                              |
OPERATING LOSS                                       (4,552)  |     (12,434)
  Interest expense, net                              (7,625)  |        (477)
  Net loss on businesses sold or held                         |
     for sale                                            --   |        (296)
                                                  ---------   |   ---------
LOSS BEFORE INCOME TAXES                            (12,177)  |     (13,207)
  Provision for income taxes                            500   |         500
                                                  ---------   |   ---------
LOSS FROM CONTINUING OPERATIONS                     (12,677)  |     (13,707)
                                                              |
INCOME FROM DISCONTINUED OPERATIONS                      --   |       3,827
                                                              |
CUMULATIVE EFFECT OF CHANGE IN METHOD OF                      |
  ACCOUNTING FOR POST-EMPLOYMENT BENEFITS                --   |      (2,100)
                                                  ---------   |   ---------
                                                              |
NET LOSS                                           ($12,677)  |    ($11,980)
                                                  =========   |   =========
                                                              |
LOSS PER SHARE (1):                                  ($1.35)  |           *
                                                  =========   |

(1) Historical per share data has not been presented as it is not meaningful since the Company has been recapitalized and adopted Fresh-Start Reporting as of December 31, 1994.

See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands) (Unaudited)

                                                 Reorganized  |   Predecessor
Six Months Ended June 30,                          Company    |     Company
                                                     1995     |       1994
                                                 -----------  |  -----------
                                                              |
CASH FLOWS FROM OPERATIONS                                    |
  Net loss                                         ($12,677)  |    ($11,980)
  Non-cash expenses                                   8,289   |      11,760
  Cumulative effect of accounting                        --   |       2,100
   change                                                     |
  Loss on sale of businesses                             --   |         296
  Change in operating assets and                              |
   liabilities, excluding                                     |
   the effect of businesses sold                     (6,900)  |     (35,360)
                                                  ---------   |   ---------
NET CASH USED IN OPERATIONS                         (11,288)  |     (33,184)
                                                  ---------   |   ---------
                                                              |
CASH FLOWS FROM FINANCING ACTIVITIES                          |
  Payments of working capital credit                          |
   line                                              (5,000)  |           -
  Proceeds from debtor-in-possession                          |
   financing                                             --   |      20,000
  Payments of long-term debt and                       (333)  |        (994)
   capital lease obligations                                  |
  Increase in notes payable, net                      5,713   |       6,801
                                                  ---------   |   ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES               380   |      25,807
                                                  ---------   |   ---------
                                                              |
CASH FLOWS FROM INVESTING ACTIVITIES                          |
  Purchase of property, plant and                             |
   equipment                                         (1,999)  |      (5,551)
  Proceeds from sale of businesses                            |
   and other assets                                      --   |       3,741
  Decrease in cash balances of                                |
   businesses held for sale or sold                      --   |       9,122
  Net disbursements for investments                           |
   to be sold                                            --   |      (2,422)
                                                  ---------   |   ---------
NET CASH (USED IN) PROVIDED BY INVESTING                      |
  ACTIVITIES                                         (1,999)  |       4,890
                                                  ---------   |   ---------
                                                              |
DECREASE IN CASH AND CASH EQUIVALENTS               (12,907)  |      (2,487)
                                                              |
CASH AND CASH EQUIVALENTS AT BEGINNING                        |
  OF PERIOD                                          52,505   |      39,534
                                                  ---------   |   ---------
CASH AND CASH EQUIVALENTS AT END OF                           |
 PERIOD                                           $  39,598   |   $  37,047
                                                  =========   |   =========
SUPPLEMENTAL CASH FLOW INFORMATION                            |
  Cash Paid For:                                              |
   Interest                                       $   3,334   |   $     287
   Income Taxes                                   $     443   |   $     249

See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Thousands) (Unaudited)

                                                                    Cumulative
                                    Common                Capital   Translation
                                     Stock    Warrants    Surplus   Adjustment     Deficit     Total
-----------------------------------------------------------------------------------------------------
Balance, December  31,
  1994                                 $94     $2,179     $78,857      $  -         $   -    $ 81,130

Net Loss                                 -          -           -         -       (12,677)    (12,677)

Translation
  Adjustments                            -          -           -       853             -         853
                                  -------------------------------------------------------------------
Balance, June 30,
  1995                                 $94     $2,179     $78,857      $853      ($12,677)   $ 69,306
                                  ===================================================================

See notes to condensed consolidated financial statements

EMCOR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A  BASIS OF PRESENTATION

JWP INC. emerged from Chapter 11 of the United States Bankruptcy Code on December 15, 1994 (the "Effective Date") and changed its name to EMCOR Group, Inc. ("EMCOR" or the "Company"). The Company reorganized pursuant to its Third Amended Joint Plan of Reorganization dated August 9, 1994, as amended and proposed by the Company and its subsidiary SellCo Corporation (the "Plan of Reorganization"). Under the Plan of Reorganization, prepetition creditors of the Company (other than holders of subordinated debt) received certain notes of EMCOR and its subsidiary SellCo Corporation ("SellCo") and substantially all of the common stock of EMCOR. The prepetition holders of the Company's subordinated debt, common and preferred stock and warrants of participation received warrants to purchase common stock of EMCOR in exchange for their debt and equity interests.

Pursuant to the Plan of Reorganization, on the Effective Date EMCOR issued or reserved for issuance to prepetition creditors of EMCOR (other than holders of EMCOR's subordinated debentures and notes) in exchange for approximately $525.7 million of EMCOR bank and senior institutional indebtedness and substantially all other general unsecured claims, both allowed and disputed, against the Company, and to Belmont Capital Partners II, L.P. ("Belmont"), which provided a debtor-in-possession credit facility to the Company, the following securities:
(i) 9,424,083 shares of newly authorized common stock of the Company ("New Common Stock") (constituting 100% of the issued and outstanding shares as of the Effective Date); (ii) approximately $62.2 million principal amount of 7% Senior Secured Notes, Series A, due 1997 of the Company ("Series A Notes") and $8.8 million additional principal amount of Series A Notes which are reserved for issuance to holders of general unsecured claims and to Belmont upon resolution of disputed and unliquidated prepetition general unsecured claims (assuming such claims are ultimately allowed in full); (iii) approximately $11.9 million principal amount of 7% Senior Secured Notes, Series B, due 1997 ("Series B Notes"); (iv) approximately $62.8 million principal amount of 11% Notes, Series C, due 2001 of the Company ("Series C Notes"); and (v) approximately $48.1 million principal amount of 12% Subordinated Contingent Payment Notes due 2004 of SellCo (the "SellCo Notes"). The entire $11.9 million principal amount of Series B Notes and approximately $4.1 million principal amount of the Series A Notes issued on the Effective Date were immediately redeemed on that date at their face amount in accordance with their terms from the proceeds realized from the sale and liquidation of certain subsidiaries, the stock of which would have been pledged as part of the collateral securing the Series B Notes had such subsidiaries not been sold (and an additional $600,000 of such proceeds was reserved for redemption of certain of the Series A Notes reserved for disputed and unliquidated claims). The Company recorded the Series A Notes based upon an assumed total of $100.0 million of prepetition general unsecured claims after settlement of disputed and unliquidated prepetition general unsecured claims.

A description of the Company's significant accounting policies is included in its Form 10 filed with the Securities and Exchange Commission (the "SEC") on March 17, 1995, which Form 10 was amended on May 2, 1995, June 22, 1995 and August 11, 1995 by Form 10/A Amendment No. 1, Form 10/A Amendment No. 2 and Form 10/A Amendment No 3, respectively. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Form 10/A Amendment No. 3.

As of December 31, 1994, in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), the Company adopted "Fresh-Start Accounting." As a result of the implementation of Fresh-Start Accounting, the condensed consolidated financial statements of the Company after consummation of the Plan of Reorganization are not comparable to the Company's condensed consolidated financial statements of prior periods. The condensed consolidated statements of operations for the three and six month periods ended

June 30, 1995 and condensed consolidated statement of cash flows for the six months ended June 30, 1995 are not comparable to the condensed consolidated statement of operations and condensed consolidated statement of cash flows for the same period in the prior year and are separated by a black line.

Prior to the commencement and during the continuation of the Company's Chapter 11 proceeding, the Company experienced significant constraints in its surety bonding lines that adversely affected its operations. In addition, a surety bonding company that was a primary source of surety bonds for the Company's Dynalectric group of subsidiaries ("Dynalectric Companies") terminated its surety business as of January 1994. As a result, these subsidiaries were without any surety bonding facilities for most of 1994. In November 1994 the Company entered into an arrangement with a new surety bonding company to provide surety bonds for the Dynalectric Companies. The Dynalectric Companies accounted for approximately 21% of the Company's revenues for the year ended December 31, 1994 attributable to mechanical and electrical subsidiaries EMCOR plans to retain. The absence of available surety bonding for the Dynalectric Companies resulted in a significant reduction in their backlog. The new surety bonding arrangement has allowed the Dynalectric Companies to obtain new contracts thereby increasing backlog.

Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Post-employment Benefits" ("SFAS 112"). This standard required that the cost of benefits provided to former or inactive employees be recognized on an accrual basis of accounting. The cumulative effect of adopting SFAS 112 has been reflected in the condensed consolidated statement of operations for the six months ended June 30, 1994 under the caption "Cumulative Effect of Change in Method of Accounting for Post-employment Benefits."

The Company has developed and implemented a business restructuring plan which presently includes the sale of its water supply business and non-core businesses. The net assets of businesses to be sold have been classified in the condensed consolidated balance sheets as of June 30, 1995 and December 31, 1994 as "Net assets held for sale" and carried as current assets on the basis of their expected disposition dates. The operating results of net assets held for sale have been excluded from the condensed consolidated financial statements for the three and six month periods ended June 30, 1995 since the operation of these businesses will only accrue to the benefit of the SellCo noteholders after payment in full of the Series A Notes and certain other obligations (see Note
C).

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and the results of its operations. The results of operations for the three and six month periods ended June 30, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

NOTE B  NET LOSS PER SHARE

Net loss per common share for the three and six month periods ended June 30, 1995 has been calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents relating to stock options outstanding when the effect of such equivalents are dilutive (9,424,083 shares).

The net loss per common share for the three and six month periods ended June 30, 1994 has not been presented since it is not meaningful due to the Company's adoption of Fresh-Start Reporting pursuant to SOP 90-7, effective December 31, 1994.

NOTE C  DEBT

MES CREDIT AGREEMENT - On December 14, 1994, the Company and certain of its subsidiaries entered into a credit agreement with Belmont and other lenders (the "Lenders") providing the Company and MES Holdings Corporation ("MES"), a wholly-owned subsidiary of the Company, with revolving credit loans (the "MES Loans") of up to an aggregate amount of $35 million. The MES Loans are guaranteed by most of the Company's U.S. mechanical/electrical subsidiaries (the "MES Subsidiaries") and are secured by, among other things, substantially all of the assets of the Company, MES and most of the U.S. MES subsidiaries, as well as the proceeds of the sale of stock or assets of the Company's two water supply companies (the "Water Companies") to the extent of the first $15 million of such proceeds, subject to the rights to such proceeds of the Lenders under the Dyn credit facility referred to below. The MES Loans bear interest on the principal amount thereof at the rate of 15% per annum, and mature on June 14, 1996.

DYN CREDIT AGREEMENT - On December 14, 1994, the Company, Dyn Specialty Contracting Inc. ("Dyn"), a wholly-owned subsidiary of the Company, and Dyn's subsidiaries entered into a credit agreement with the Lenders providing Dyn with revolving credit loans (the "Dyn Loans") of up to an aggregate amount of $10 million. The Dyn Loans are guaranteed by the Dyn subsidiaries and are secured by substantially all of the assets of Dyn and the Dyn subsidiaries, as well as the proceeds of the sale of stock or assets of the Water Companies to the extent of the first $15 million of such proceeds, subject to the rights to such proceeds of the Lenders under the MES Credit Agreement. The Dyn Loans bear interest on the principal amount thereof at the rate of 15% per annum and mature on June 14, 1996.

Borrowings under the MES Credit Agreement, $35.0 million at June 30, 1995, are classified as current liabilities under the caption "Borrowings under working capital credit line" in the accompanying condensed consolidated balance sheets. No borrowings were outstanding under the Dyn Credit Agreement at June 30, 1995.

SERIES A NOTES - Pursuant to the Plan of Reorganization, on December 15, 1994 the Company issued or reserved for issuance approximately $62.2 million principal amount of Series A Notes and $8.8 million additional principal amount of Series A Notes which are reserved for issuance upon resolution of disputed and unliquidated pre-petition general unsecured claims (assuming such claims are ultimately allowed in full). The Series A Notes are guaranteed by MES and SellCo. The terms of the Series A Notes require that the net proceeds realized from the sale of the stock or assets of the Company's subsidiaries be applied to the prepayment of the Series A Notes (subject to the rights of the Lenders under the MES and Dyn Credit Agreements to receive proceeds from the sale of the stock or assets of the Company's mechanical and electrical subsidiaries and the first $15.0 million of proceeds of the sale of stock or assets of the Water Companies). The recorded amount includes the estimated amount of Series A Notes to be issued upon resolution of the disputed and unliquidated prepetition general unsecured claims. The Company recorded the Series A Notes based upon an assumed total of $100.0 million of pre-petition general unsecured claims after settlement of disputed and unliquidated pre-petition general and unsecured claims. Approximately $4.1 million of the issued Series A Notes were redeemed prior to December 31, 1994. The Series A Notes have been recorded at a discount to the face amount to yield an estimated effective interest rate of 12%. The Series A Notes have been classified as a current liability based on the expected disposition of assets held for sale. Interest on the Series A Notes is payable semiannually by the issuance of additional Series A Notes until maturity.

SERIES C NOTES - Pursuant to the Plan of Reorganization, on December 15, 1994 the Company issued, or reserved for issuance, approximately $62.8 million principal amount of Series C Notes. For eighteen months from the Effective Date, interest on the Series C Notes is payable semiannually by the issuance of additional Series C Notes and thereafter is payable quarterly in cash. The Series C Notes are unsecured senior indebtedness of the Company, but subordinate to (i) the Series A Notes and (ii) up to $100.0 million of working capital indebtedness of the Company or MES, and are guaranteed by MES subject to payment in full of the Series A Notes. The Series C Notes have been recorded at a discount to their face amount to yield an estimated effective interest rate of 14%.

SUPPLEMENTAL SELLCO NOTE - Pursuant to the Plan of Reorganization, EMCOR has issued to SellCo its 8% promissory note in the principal amount of approximately $5,464,000 (the "Supplemental SellCo Note"). The note matures on the earlier of
(i) December 15, 2004 or (ii) one day prior to the date on which the SellCo Notes are deemed canceled. If, at any time after the fifth anniversary of the Effective Date and prior to the maturity date of the SellCo Notes, the value of the consolidated assets of SellCo and its subsidiaries (excluding the Supplemental SellCo Note) is determined by independent appraisal to be less than $250,000, the balance of the SellCo Notes (not therefore paid from net sales proceeds from the sale of the stock or assets of SellCo subsidiaries and the proceeds of the Supplemental SellCo Note which will have become due and payable) will be deemed canceled. Interest on the Supplemental SellCo Note is payable upon maturity.

The Series C Notes and the Supplemental SellCo Note are included in the caption "Long-Term Debt" in the accompanying condensed consolidated balance sheets.

SELLCO NOTES - Pursuant to the Plan of Reorganization, on December 15, 1994 SellCo issued approximately $48.1 million principal amount of SellCo Notes. Interest is payable semiannually in additional SellCo Notes. Subject to the prior payment in full of the Series A Notes and establishment of a cash reserve for the payment of capital gains taxes arising from the sale of subsidiaries of SellCo and the rights of the Lenders with respect to proceeds of the sale of the Water Companies, the SellCo Notes are mandatorily prepayable to the extent of net sales proceeds from the sale of stock or assets of SellCo subsidiaries. Since the SellCo Notes will only be satisfied to the extent that net assets of SellCo and its subsidiaries generate sufficient cash in excess of that required to redeem the Series A Notes and prepay a portion of the indebtedness under the MES and Dyn Credit Agreements, the SellCo Notes are included in the caption "Net assets held for sale" in the accompanying condensed consolidated balance sheets. The holders of the SellCo Notes may only look to EMCOR to the extent of EMCOR's obligation to pay the Supplemental SellCo Note plus accrued interest. It is remote that any significant portion of the SellCo Notes, other than the principal amount of, plus accrued interest on, the Supplemental SellCo Note, will be paid in view of the fair value of the net assets held for sale since the proceeds of these assets will be applied first to redeem the Series A Notes and to the extent proceeds are realized from the sale of the Water Companies, the first $15.0 million of such proceeds will be used to repay indebtedness under the New Credit Agreements. The Company has no liability for the SellCo Notes except to the extent of the 8% Supplemental SellCo Note discussed above.

NOTE D   NET ASSETS HELD FOR SALE

During the first six months of 1995, the Company sold selected assets of a subsidiary. During the first six months of 1994, the Company sold its minority ownership in an energy and environmental business and other non-core businesses. No material gains or losses were realized as a result of these sales. The operating results of the businesses sold during the first six months of 1994 are included in loss from continuing operations for the six months ended June 30, 1994. The operating results of net assets held for sale have been excluded from the condensed consolidated financial statements for the three and six month periods ended June 30, 1995 since the operation of these businesses will only accrue to the benefit of the SellCo noteholders after payment in full of the Series A Notes and certain other obligations (see Note C).

The condensed consolidated balance sheet relating to net assets held for sale, including discontinued operations, as of June 30, 1995, is as follows (in thousands):

Cash                         $  8,912  Current maturities of long-term
Accounts receivable, net       43,596   debt and capital lease
Costs and estimated                     obligations                     $ 16,998
 earnings in excess of                 Accounts payable                   22,593
 billings                      13,135  Billings in excess of costs and
Inventories                     1,671   estimated earnings                 5,040
Other current assets            1,068  Other accrued expenses             60,075
                           ----------                                 ----------
                               68,382                                    104,706


Property, plant and                    Long-term debt                     44,125
 equipment, net               153,322  Other long-term liabilities        30,659
Other assets                   16,527  Net assets held for sale           58,741
                           ----------                                 ----------
                             $238,231                                   $238,231
                           ==========                                 ==========



Selected pro forma financial information for the three and six month periods ended June 30, 1994, excluding businesses held for sale and discontinued operations, is as follows (in thousands):

                                        Three Months      Six months
                                       Ended June 30,   Ended June 30,
                                            1994             1994
                                       --------------   --------------
Revenues                                  $391,589         $777,767
Cost of Sales                              353,325          702,344
Selling, general and administrative         36,773           74,513
Operating Loss                             (1,809)          (5,990)
Net Loss                                  ($2,231)         ($8,675)


NOTE E  INCOME TAXES

The Company has approximately $500.0 million of net operating loss carry-forwards ("NOL") available for U.S. income tax purposes expiring in years through 2008. The Company has provided a valuation allowance to offset the full amount of the net deferred tax assets arising from book and tax differences including those from the NOLs.

Under Section 382(1)(6) of the Internal Revenue Code (the "Code") the use of the NOL would be significantly limited. The Company intends, at the present time, to determine its NOL in accordance with Code Section 382(1)(5) which would allow the Company to use approximately $300.0 million of the NOL. However, a subsequent ownership change (as defined by the Code) within two years from the Effective Date would reduce to zero the future NOL benefits under Code Section 382(1)(5). An irreversible election must be made as to which method the Company will use by September 15, 1995. Income tax expense recorded for the six months ended June 30, 1995 and 1994 represents a provision primarily for state and local income taxes.

NOTE F  LEGAL PROCEEDINGS

The information regarding legal proceedings contained in the Company's Form
10/A Amendment No. 3 filed on August 11, 1995 covers all events known to the Company and occurring prior to that date. The following is a general description of certain developments in the legal proceedings occurring from April 1, 1995 through August 14, 1995.

On September 26, 1994 certain holders of Warrants of Participation ("Warrants") that were issued pursuant to a Warrant Agreement dated June 15, 1969 by the Company's predecessor, Jamaica Water and Utilities, Inc. ("JWU"), commenced a declaratory judgment action against JWSC by filing a complaint in the Supreme Court of the State of New York, Westchester County, bearing the caption, Harold
                                                                         ------
F. Scattergood, Jr., et al. v. Jamaica Water Securities Corp. (Index No.
-------------------------------------------------------------
15992/94). On October 17, 1994, an amended complaint was served adding additional plaintiffs.

The plaintiffs sought a declaration that JWSC succeeded to EMCOR's obligations on the Warrants of Participation by reason of its 1977 acquisition of EMCOR's 96% stock interest in Jamaica Water Supply Company. The plaintiffs also claimed that certain events constituted a disposition of the assets of Jamaica Water Supply Company which triggered the Warrants of Participation, obligating Jamaica Water Securities to issue shares of its own stock to plaintiffs.

By a Decision and Order, entered on June 22, 1995, the court granted the Company's motion to dismiss the plaintiff's actions, holding that the assets of Jamaica Water Supply Company had not been "disposed of" under the express terms of the Warrants of Participation prior to their stated expiration on December 31, 1994. The court also held that it lacked the power to rewrite the "clear and unambiguous provisions" of the Warrants of Participation Agreement to extend the December 31, 1994 deadline. The Company does not yet know if the plaintiffs will appeal the court's decision.

     In February 1995 as part of an investigation by the New York County District Attorney's office into the business affairs of Herbert Construction Company ("Herbert"), a general contractor that does business with the Company's subsidiary, Forest Electric Corporation ("Forest"), a search warrant was executed at Forest's executive offices. At that time, the Company was informed that Forest and certain of its officers are targets of the continuing investigation. Neither the Company nor Forest has been advised of the precise nature of any suspected violation of law by Forest or its officers. On July 11, 1995, Ted Kohl, a principal of Herbert, and DPL Interiors, Inc. ("DPL"), a company allegedly owned by Kohl, were indicted by a New York County grand jury for grand larceny, fraud, repeated failure to file New York City Corporate Tax Returns and related money laundering charges. Kohl was also charged with filing false personal income and earnings tax returns, perjury and offering false instruments for filing with the New York City School Construction Authority. In a press release announcing the indictment, the Manhattan District Attorney said that the investigation disclosed that Mr. Kohl allegedly received more than $7.0 million in kickbacks from subcontractors through a scheme in which he allegedly inflated subcontracts on Herbert's construction contracts. At a press conference following the Indictment, the District Attorney announced that the investigation is continuing, and he expects further indictments in the investigation.

     Forest performs electrical contracting services primarily in the New York City commercial market and is one of the largest subsidiaries in the MES group of companies.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

JWP INC. emerged from Chapter 11 of the United States Bankruptcy Code on December 15, 1994 (the "Effective Date") and changed its name to EMCOR Group, Inc. ("EMCOR" or the "Company"). The Company reorganized pursuant to its Third Amended Joint Plan of Reorganization dated August 9, 1994, as amended and proposed by the Company and its subsidiary SellCo Corporation (the "Plan of Reorganization"). Under the Plan of Reorganization, prepetition creditors of the Company (other than holders of subordinated debt) received certain notes of EMCOR and its subsidiary SellCo Corporation ("SellCo") and substantially all of the common stock of EMCOR. The prepetition holders of the Company's subordinated debt, common and preferred stock and warrants of participation received warrants to purchase common stock of EMCOR in exchange for their debt and equity interests.

The Company's results of operations and financial condition as of and for the period ended June 30, 1995 reflect the adoption of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The Company has accounted for its reorganization by using the principles of Fresh-Start Accounting as required by SOP 90-7. For accounting purposes, the Company assumed that the Plan of Reorganization was consummated on December 31, 1994. Under the principles of Fresh-Start Accounting, the Company's total net assets were recorded at their assumed reorganization value, with the reorganization value allocated to identifiable assets on the basis of their estimated fair value. The primary valuation methodology employed by the Company, with the assistance of its financial advisors to determine the reorganization value of the Company, was a net present value approach. The valuation was based on the Company's forecasts of unleveraged, after-tax cash flows calculated for each year over the four-year period from 1994 to 1997, capitalizing projected earnings before interest, taxes, depreciation and amortization at multiples ranging from 3 to 10 selected to value earnings and cash flows beyond 1997, and discounting the resulting amounts to present value at rates ranging from 10% to 30% selected to approximate the Company's projected weighted average cost of capital. The excess of reorganization value over the value of identifiable assets of $5.0 million is included in the accompanying condensed consolidated balance sheets as of June 30, 1995 and December 31, 1994 in Other Assets as "Miscellaneous" and is being amortized over 15 years.

As a result of the implementation of Fresh-Start Accounting, the financial statements of the Company for periods subsequent to consummation of the Plan of Reorganization will not be comparable to the Company's financial statements for prior periods. The operating results of net assets held for sale have been excluded from the condensed consolidated financial statements for the three and six month periods ended June 30, 1995 since the operations of these businesses will only accrue to the benefit of the SellCo noteholders after payment in full of the Series A Notes and certain other obligations (See Note C) .

Revenues for the second quarter of 1995 were $381.6 million compared to $391.5 million, exclusive of revenues of $42.0 million attributable to businesses held for sale or sold in the second quarter of 1994. In the second quarter of 1995 the Company incurred a net loss of $5.7 million or $0.61 per share compared to a net loss of $2.2 million, exclusive of a net loss of $1.4 million attributable to businesses held for sale or sold in the second quarter of 1994. The 1995 second quarter loss includes $3.8 million of net interest expense compared to $0.3 million of net interest expense during the second quarter of 1994. Interest expense in 1995 includes interest on borrowings under new working capital credit facilities obtained by the Company in December 1994 and notes issued pursuant to the Company's Plan of Reorganization. Net interest expense for the three months ended June 30, 1994 excludes interest on debt in default which the Company ceased accruing in December 1993. Loss from continuing operations in the second quarter of 1995 was $5.7 million or $0.61 per share compared to a loss of $2.6 million, exclusive of losses of $3.7 million attributable to businesses held for sale or sold, in the second quarter of 1994.

Revenues for the six months ended June 30, 1995 were $767.6 million compared to $777.8 million, exclusive of revenues of $91.3 million attributable to businesses held for sale or sold in the same period in the prior year. For the six months ended June 30, 1995, the Company incurred a net loss of $12.7 million or $1.35 per share compared to a net loss of $8.7 million, exclusive of a net loss of $3.3 million attributable to businesses held for sale or sold in the same period, in the prior year. The net loss for the six months ended June 30, 1995 includes $7.6 million of net interest expense compared to $0.5 million of net interest expense during the same period in the prior year. Interest expense in 1995 includes interest on borrowings under new working capital credit facilities obtained by the Company in December 1994 and notes issued pursuant to the Company's Plan of Reorganization. Net interest expense for the six months ended June 30, 1994 excludes interest on debt in default which the Company ceased accruing in December 1993. Loss from continuing operations in the six months ended June 30, 1995 was $12.7 million or $1.35 per share compared to a loss of $7.2 million, exclusive of losses of $6.5 million attributable to businesses held for sale or sold in the same period in the prior year.

The Company incurred an operating loss of $1.7 million for the three months ended June 30, 1995 compared to a $1.8 million operating loss, exclusive of losses of $3.6 million attributable to businesses held for sale or sold, in the same quarter of 1994. The decrease in the operating loss for the second quarter of 1995 was principally due to a decrease in selling, general and administrative expenses resulting from cost cutting efforts and a reduction in professional fees incurred for legal, consulting and other services relating to the Company's 1994 Chapter 11 bankruptcy proceedings.

The Company incurred an operating loss of $4.6 million for the six months ended June 30, 1995 compared to a $6.0 million operating loss, exclusive of losses of $6.4 million attributable to businesses held for sale or sold, in the same period of the prior year. The decrease in the operating loss for the first six months of 1995 was principally due to a decrease in selling, general and administrative expenses resulting from cost cutting efforts and a reduction in professional fees incurred for legal, consulting and other services relating to the Company's 1994 Chapter 11 bankruptcy proceedings

Revenues relating to businesses which the Company plans to retain remained substantially unchanged compared with the year earlier period. While revenues of business units operating in the Eastern United States and Central United Kingdom increased due to positive economic factors, this increase was offset by decreased revenues in the Midwestern and Western regions of the United States, Northern and Southern parts of the United Kingdom due to, among other things, continuing poor market conditions.

The operating results for the six months ended June 1995 and 1994 reflect, among other things, the negative impact of the continued recession and oversupply in the commercial real estate market which has caused intense competition for new commercial work. As a result of the reduction of commercial work in 1994, many of the Company's business units pursued noncommercial projects, primarily governmental and municipal facilities, at lower margins than historically available in the commercial marketplace. Certain of these business units were not as experienced in performing noncommercial projects and, as a result, incurred losses particularly on certain long-term contracts. Operating margins were also adversely affected by the continuing recessions in the United Kingdom, Midwestern and Western United States.

Selling, general and administrative ("SG&A") expenses, excluding general corporate expenses, for the quarters ended June 30, 1995 and 1994 were $30.5 million and $32.3 million, exclusive with respect to the second quarter of 1994 of $8.2 million of SG&A attributable to businesses held for sale or sold, respectively. For the six months ended June 30, 1995 and 1994, SG&A expenses, excluding general corporate expenses were $61.4 million and $65.7 million, exclusive with respect to the six months ended June 30, 1994 of $16.1 million of SG&A attributable to businesses held for sale or sold. The amount of SG&A expense in 1995 was lower than SG&A in the comparable 1994 period as a result of the implementation of the Company's downsizing plans.

The Company's backlog was $1,126.9 million at June 30, 1995 and $1,054.1 million at December 31, 1994 with respect to companies which the Company currently intends to retain. The Company's backlog in the United States increased by $88.6 million between December 31, 1994 and June 30, 1995, while its backlog in the United Kingdom and Canada decreased by $14.2 million and $1.6 million, respectively, during that same period. The decline in the United Kingdom backlog is due to the discontinuation of a large governmental contract while the decline in the Canadian backlog is principally attributable to the downsizing of the Canadian operations.

GENERAL CORPORATE AND OTHER EXPENSES

General corporate expenses for the quarters ended June 30, 1995 and 1994 were $3.5 million and $4.5 million, respectively. General corporate expenses for the six months ended June 30, 1995 and 1994 were $7.3 million and $8.8 million, respectively. Legal and other professional fees for 1994 incurred as a result of the bankruptcy proceeding are reflected under the caption "Reorganization charges" in the condensed consolidated statement of operations. These expenses for the six months ended June 30, 1994 were approximately $6.9 million. The higher amount of general corporate expenses in 1994 is attributable to debt issuance costs related to the Company's debtor-in-possession credit facility, severance paid to terminated employees and an increase in insurance costs. Net interest expense for the six months ended June 30, 1995 was $7.6 million compared to $0.5 million for the same period in the prior year. Interest expense in 1995 includes interest on borrowings resulting from the issuance of debt instruments under the Plan of Reorganization as well as borrowings under new working capital facilities obtained by the Company in December 1994. Net interest expense for the six months ended June 30, 1994 excludes interest attributable to debt in default which the Company ceased accruing on December 21, 1993.

NET ASSETS HELD FOR SALE

The operating results of net assets held for sale, which included the Company's water supply business classified as discontinued operations prior to the consummation of the Plan of Reorganization, have been excluded from the condensed consolidated financial statements for the three and six month periods ended June 30, 1995 since the operation of these businesses will only accrue to the benefit of the SellCo noteholders after payment in full of the Series A Notes and certain other obligations (See Note C). Net assets held for sale are valued in the condensed consolidated balance sheets at the lower of cost or estimated net realizable value and are classified as current based on their estimated disposition dates.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated cash balance decreased by $12.9 million from $52.5 million at December 31, 1994 to $39.6 million at June 30, 1995. The June 30, 1995 cash balance included $5.3 million in foreign bank accounts and reflected $35.0 million borrowed under the MES Credit Agreement referred to below. The foreign bank accounts are available only to support the Company's foreign operations. The negative operating cash flow was due to funding for the start-up of new projects as well as other working capital requirements.

An asset disposition program was initiated in the third quarter of 1992 with respect to the Company's non-core businesses and certain other assets to raise cash for working capital and to reduce debt. For the six months ended June 30, 1994, the Company received net cash proceeds of $3.7 million from the sale of the Company's minority ownership in an energy and environmental business, other non-core businesses and other assets.

In February 1994 the Company and substantially all of its subsidiaries entered into an agreement with Belmont Capital Partners II, L.P. ("Belmont") which provided a debtor-in-possession credit facility ("DIP Loan"). The DIP Loan agreement provided a credit facility to the Company of up to $35 million at an interest rate of 12% per annum during the period of the Company's Chapter 11 proceeding. Belmont also received, as additional interest, a percentage of the securities issued pursuant to the Plan of Reorganization. The DIP Loan was secured by a first lien on substantially all of the assets of the Company and most of its subsidiaries.

The DIP Loan was repaid upon the Effective Date with borrowings under the MES credit agreement referred to below.

On December 14, 1994, the Company and certain of its subsidiaries entered into a credit agreement with lenders providing the Company and its subsidiary and MES Holdings Corp ("MES") with revolving credit loans (the "MES Loans") of up to an aggregate amount of $35 million. The MES Loans are guaranteed by certain direct or indirect U.S. subsidiaries of MES (the "MES Subsidiaries") and are secured by, among other things, substantially all of the assets of the Company, MES and the U.S. MES Subsidiaries, as well as the proceeds of the sale of stock or assets of the Company's two water supply companies (the "Water Companies") to the extent of the first $15 million of such proceeds, subject to the rights to such proceeds of the lenders under the Dyn credit agreement referred to below. The MES Loans bear interest on the principal amount thereof at the rate of 15% per annum, and mature on June 14, 1996.

Also, on December 14, 1994, the Company and its subsidiaries Dyn Specialty Contracting Inc. ("Dyn") and Dyn's subsidiaries entered into a credit agreement with the lenders providing revolving credit loans (the "Dyn Loans") of up to an aggregate amount of $10 million. The Dyn Loans are guaranteed by the Dyn subsidiaries and are secured by substantially all of the assets of Dyn and the Dyn subsidiaries, as well as the proceeds of the sale of stock or assets of the Water Companies to the extent of the first $15 million of such proceeds, subject to the rights to such proceeds of the lenders under the MES Credit Agreement. The Dyn Loans bear interest on the principal amount thereof at the rate of 15% per annum, and mature on June 14, 1996. No borrowings are currently outstanding under the Dyn Credit Agreement at June 30, 1995.

Under the Plan of Reorganization, prepetition creditors of the Company (other than holders of subordinated debt) received certain notes of EMCOR and its subsidiary SellCo Corporation ("SellCo") and substantially all of the common stock of EMCOR. The prepetition holders of the Company's subordinated debt, common and preferred stock and warrants of participation received warrants to purchase common stock of EMCOR in exchange for their debt and equity interests.

Pursuant to the Plan of Reorganization, on the Effective Date EMCOR issued or reserved for issuance to prepetition creditors of EMCOR (other than holders of EMCOR's subordinated debentures and notes) in exchange for approximately $525.7 million of EMCOR senior bank and institutional indebtedness and substantially all other general unsecured claims, both allowed and disputed, against the Company, and to Belmont the following securities: (i) 9,424,083 shares of newly authorized common stock of the Company ("New Common Stock") (constituting 100% of the issued and outstanding shares as of the Effective Date); (ii) approximately $62.2 million principal amount of 7% Senior Secured Notes, Series A, due 1997 of the Company ("Series A Notes") and $8.8 million additional principal amount of Series A Notes which are reserved for issuance to holders of general unsecured claims and to Belmont upon resolution of disputed and unliquidated prepetition general unsecured claims (assuming such claims are ultimately allowed in full); (iii) approximately $11.9 million principal amount of 7% Senior Secured Notes, Series B, due 1997 ("Series B Notes"); (iv) approximately $62.8 million principal amount of 11% Notes, Series C, due 2001 of the Company ("Series C Notes"); and (v) approximately $48.1 million principal amount of 12% Subordinated Contingent Payment Notes due 2004 of SellCo. The entire $11.9 million principal amount of Series B Notes and approximately $4.1 million principal amount of the Series A Notes issued on the Effective Date were immediately redeemed on that date at their face amount in accordance with their terms from the proceeds realized from the sale and liquidation of certain subsidiaries, the stock of which would have been pledged as part of the collateral securing the Series B Notes had such subsidiaries not been sold (and an additional $600,000 of such proceeds was reserved for redemption of certain of the Series A Notes reserved for disputed and unliquidated claims). The Company recorded the Series A Notes based upon an assumed total of $100 million of pre-petition general unsecured claims after settlement of disputed and unliquidated pre-petition general unsecured claims.

In June 1995, the Company's Canadian subsidiary, Comstock Canada entered into a credit agreement providing for an overdraft facility of up to Canadian $2.0 million. The facility is secured by certain assets of Comstock Canada and deposit instruments of a Canadian subsidiary of the Company. The facility provides for interest at the bank's prime rate (8.5% at June 30, 1995) plus .75% and expires on June 30, 1996.

In June 1994, a number of the Company's U.K. subsidiaries entered into a demand credit facility with a U.K. bank for a credit line of (Pounds) 14.1 million (approximately U.S. $22.5 million). The credit facility consists of the following components with the individual credit limits as indicated: an overdraft line of up to (Pounds) 6.0 million (approximately U.S. $9.6 million); a facility for the issuance of guarantees, bond and indemnities of up to (Pounds) 7.3 million (approximately U.S. $11.6 million); and other credit facilities of up to (Pounds) 0.8 million (approximately U.S. $1.3 million). The facility is secured by substantially all of the assets of the Company's principal U.K. subsidiaries. The overdraft facility provides for interest at the bank's base rate, as defined (6.75% as of June 30, 1995), plus 3% on the first (Pounds) 5.0 million of borrowings and at the bank's base rate plus 4% for borrowings over (Pounds) 5.0 million. This credit facility, as amended, expires September 30, 1995. The U.K. subsidiaries are negotiating the terms of an extension of the credit facility; however, there can be no assurance the credit facility will be extended or, if so, its terms.

As of June 30, 1995, the Company's U.K. subsidiaries had utilized $20.8 million of the credit facilities as follows: $8.0 million of borrowings under the overdraft line, $11.6 million for the issuance of guarantees and $1.2 million under other credit facilities.

On November 4, 1994, Jamaica Water Supply Company ("JWS") and Sea Cliff Water Company ("SCW"), entered into a new credit agreement providing for a credit facility to JWS of $17.9 million and for a credit facility to SCW of $2.1 million at an interest rate based upon either prime rate, LIBOR plus 5/8% or bid rate. These borrowings are reflected as current liabilities in the condensed consolidated balance sheet of "Net assets held for sale" which is presented in Note D to the condensed consolidated financial statements. These credit facilities will expire November 3, 1995.

On December 22, 1993, JWS, the New York State Consumer Protection Board, Nassau County, certain other governmental bodies and a consumer advocate group entered into an agreement that ended several regulatory and legal proceedings involving JWS. This agreement was approved by the New York State Public Service Commission (the "PSC") on February 2, 1994. The agreement provides for, among other things, a three year moratorium on general rates charged by JWS, resolution of economic issues raised by the PSC arising from its 1992 audit of JWS, settlement of related litigation and the dismissal of an action brought against JWS by Nassau County of the State of New York alleging violations of the Racketeer Influenced and Corrupt Organizations Act and common law fraud. Among other things, JWS, in consideration of avoided litigation and other costs associated with the proceedings, agreed to make payments over the 1994-1997 period totaling $11.7 million to customers in Nassau and Queens Counties in the State of New York. The estimated payments to customers was provided against 1993 operations. The agreement also provides that JWS, subject to limited specified exceptions, will not seek to have a general rate increase become effective prior to January 1, 1997 and will use its best efforts to bring about the separation of Jamaica Water Securities Corp., a subsidiary of the Company which holds substantially all the common stock of JWS, from the Company.

The Company has substantial net operating loss carryforwards ("NOL") for U.S. Federal income tax purposes. As the Company exchanged newly issued equity in exchange for debt as contemplated by the Plan of Reorganization, a significant portion of the NOL may not be available to reduce future U.S. taxable income. At June 30, 1995, the Company has provided a valuation allowance to offset for the full amount of the net deferred tax asset arising from book and tax differences including those from the NOLs.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENT

Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Post-employment Benefits" (SFAS 112). The cumulative effect of adopting SFAS 112 was to record a charge of $2.1 million as of January 1, 1994. Such amount has been reflected in the condensed consolidated statement of operations under the caption "Cumulative Effect of Change in Method of Accounting for Post-employment Benefits." The adoption of this standard did not materially affect the 1994 loss before cumulative effect of change in method of accounting for post-employment benefits.

Part II - Other Information

Item 2 - Legal Proceedings

The information regarding legal proceedings contained in the Company's Form
10/A Amendment No. 3 filed on August 11, 1995 covers all events known to the Company and occurring prior to that date. The following is a general description of certain developments in the legal proceedings occurring from April 1, 1995 through August 14, 1995.

     In February 1995 as part of an investigation by the New York County District Attorney's office into the business affairs of Herbert Construction Company ("Herbert"), a general contractor that does business with the Company's subsidiary, Forest Electric Corporation ("Forest"), a search warrant was executed at Forest's executive offices. At that time, the Company was informed that Forest and certain of its officers are targets of the continuing investigation. Neither the Company nor Forest has been advised of the precise nature of any suspected violation of law by Forest or its officers. On July 11, 1995, Ted Kohl, a principal of Herbert, and DPL Interiors, Inc. ("DPL"), a company allegedly owned by Kohl, were indicted by a New York County grand jury for grand larceny, fraud, repeated failure to file New York City Corporate Tax Returns and related money laundering charges. Kohl was also charged with filing false personal income and earnings tax returns, perjury and offering false instruments for filing with the New York City School Construction Authority. In a press release announcing the indictment, the Manhattan District Attorney said that the investigation disclosed that Mr. Kohl allegedly received more than $7.0 million in kickbacks from subcontractors through a scheme in which he allegedly inflated subcontracts on Herbert's construction contracts. At a press conference following the Indictment, the District Attorney announced that the investigation is continuing, and he expects further indictments in the investigation.

     Forest performs electrical contracting services primarily in the New York City commercial market and is one of the largest subsidiaries in the MES group of companies.

Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits. Exhibit No. 27: Article 5, Financial Data Schedule; Page.
     (b) Report on Form 8-K filed during the quarter ended June 30, 1995. None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               EMCOR GROUP, INC.
                           -------------------------
                                  (Registrant)
                                                  s/  FRANK T. MacINNIS
Date:  August 14, 1995                            -------------------------



                                                      Frank T. MacInnis
                                                   Chairman of the Board of
                                                   Directors, President and
Date:  August 14, 1995                             Chief Executive Officer


                                                  s/  LEICLE E. CHESSER
                                                  -------------------------


                                                      Leicle E. Chesser
                                                   Executive Vice President
                                                 and Chief Financial Officer