Form 10-Q
period 1995-09-30
EMCOR GROUP INC
filed 1995-11-13
CIK 105634

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

For the quarterly period ended September 30, 1995
                               ------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________
__________________________________________________________________________

Commission file number 0-2315
                       ------

EMCOR Group, Inc.
------------------------------------------
(Exact name of registrant as specified in its charter)

               Delaware                               11-2125338
     ------------------------------             ----------------------
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)             Identification Number)

     101 Merritt Seven Corporate Park              06851-1060
     Norwalk, Connecticut                          ----------
     --------------------------------              (Zip Code)
(Address of principal executive offices)

       (203) 849-7800
       --------------
(Registrant's telephone number)

_________________________________________________________________________
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

  Number of shares of Common Stock outstanding as of the close of business on October 31, 1995: 9,413,212 shares.

                               EMCOR GROUP, INC.
                                     INDEX


                                                                       Page No.
                                                                      ---------

PART I - FINANCIAL INFORMATION

Item 1       Financial Statements

             Condensed consolidated balance sheets -
             as of September 30, 1995 and December 31, 1994                    1

             Condensed consolidated statements of operations -
             three months ended September 30, 1995 and 1994                    3

             Condensed consolidated statements of operations -
             nine months ended September 30, 1995 and 1994                     4

             Condensed consolidated statements of cash flows -
             nine months ended September 30, 1995 and 1994                     5

             Condensed consolidated statement of shareholders'
             equity for the nine month period ended September 30, 1995         6

             Notes to condensed consolidated financial statements              7

Item 2       Management's discussion and analysis of financial condition and
             results of operations                                            15

PART II - OTHER INFORMATION

Item 1       Legal Proceedings                                                21

Item 6       Exhibits and Reports on Form 8-K                                 21

PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)


                                                September 30,   December 31,
                                                     1995           1994
                                              ------------------------------
                                                  (Unaudited)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                        $ 41,255       $ 52,505
    Accounts receivable, net                          434,305        438,958
    Costs and estimated earnings in excess
        of billings on uncompleted contracts           59,162         52,347
    Inventories                                         7,905          6,910
    Prepaid expenses and other                          5,992          8,115
    Net assets held for sale                           60,207         55,401
                                                   ----------      ---------

TOTAL CURRENT ASSETS                                  608,826        614,236
                                                   ----------      ---------

INVESTMENTS, NOTES AND OTHER LONG-TERM
    RECEIVABLES                                         3,608          6,122

PROPERTY, PLANT AND EQUIPMENT, NET                     28,447         33,670

OTHER ASSETS
    Insurance cash collateral                          28,907         37,577
    Miscellaneous                                      15,372         15,893
                                                   ----------      ---------
                                                       44,279         53,470
                                                   ----------      ---------

TOTAL ASSETS                                         $685,160       $707,498
                                                   ==========      =========


See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)

                                                   September 30,   December 31,
                                                        1995           1994
                                                 ------------------------------
LIABILITIES AND SHAREHOLDERS'                      (Unaudited)
EQUITY

CURRENT LIABILITIES
    Notes payable                                       $ 14,901       $  4,803
    Borrowings under working capital credit line          29,000         40,000
    Current maturities of long-term debt
        and capital lease obligations                      1,685          2,089
    7% Senior Secured Notes (Series A)                    60,207         55,401
    Accounts payable                                     208,686        219,564
    Billings in excess of costs and estimated
        earnings on uncompleted contracts                117,636        115,567
    Accrued payroll and benefits                          32,897         38,914
    Other accrued expenses and liabilities                36,885         45,660
                                                        --------    -----------
TOTAL CURRENT LIABILITIES                                501,897        521,998
                                                        --------    -----------

LONG-TERM DEBT                                            66,367         59,782

OTHER LONG-TERM OBLIGATIONS                               46,972         44,588

SHAREHOLDERS' EQUITY
    Common Stock, $.01 par value, 13,700,000
      shares authorized, 9,424,083 issued or
      issuable under the Plan of Reorganization               94             94
    Warrants                                               2,179          2,179
    Capital surplus                                       78,857         78,857
    Cumulative translation adjustment                        878              -
    (Deficit)                                            (12,084)             -
                                                        --------    -----------

TOTAL SHAREHOLDERS' EQUITY                                69,924         81,130
                                                        --------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $685,160       $707,498
                                                        ========    ===========

See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts) (Unaudited)

                                                  Reorganized           Predecessor
                                                    Company               Company
Three months Ended September 30,                     1995                  1994
                                                  ---------------------------------
REVENUES                                             $403,941              $444,355

COSTS AND EXPENSES
    Cost of sales                                     365,232               408,357
    Selling, general and administrative                33,135                43,102
    Reorganization charges                                 --                 3,200
                                                  -----------          ------------
                                                      398,367               454,659
                                                  -----------          ------------

OPERATING INCOME (LOSS)                                 5,574               (10,304)
    Interest expense, net                              (3,805)                 (707)
    Net loss on businesses sold or held for sale         (926)                 (236)
    Loss on investment                                     --                (4,092)
                                                  -----------          ------------

INCOME (LOSS) BEFORE INCOME TAXES                         843               (15,339)
    Provision for income taxes                            250                   250
                                                  -----------          ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                  593               (15,589)

INCOME FROM DISCONTINUED OPERATIONS                        --                 5,559
                                                  -----------          ------------


NET INCOME (LOSS)                                    $    593              $(10,030)
                                                  ===========          ============

INCOME PER SHARE (1):                                    $.06
                                                  ===========

(1) Historical per share data has not been presented as it is not meaningful since the Company has been recapitalized and adopted Fresh-Start Reporting as of December 31, 1994.

See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts) (Unaudited)

                                                   Reorganized          Predecessor
                                                     Company              Company
Nine Months Ended September 30,                       1995                 1994
                                                 -----------------------------------
REVENUES                                            $1,171,518            $1,313,450

COSTS AND EXPENSES
    Cost of sales                                    1,069,008             1,192,330
    Selling, general and administrative                101,488               133,758
    Reorganization charges                                  --                10,100
                                                 -------------         -------------
                                                     1,170,496             1,336,188
                                                 -------------         -------------

OPERATING INCOME (LOSS)                                  1,022               (22,738)
    Interest expense, net                              (11,430)               (1,184)
    Net loss on businesses sold or held for sale          (926)                 (532)
    Loss on investment                                      --                (4,092)
                                                 -------------         -------------
 LOSS BEFORE INCOME TAXES                              (11,334)              (28,546)
    Provision for income taxes                             750                   750
                                                 -------------         -------------


LOSS FROM CONTINUING OPERATIONS                        (12,084)              (29,296)

INCOME FROM DISCONTINUED OPERATIONS                         --                 9,386

CUMULATIVE EFFECT OF CHANGE IN METHOD OF
  ACCOUNTING FOR POST-EMPLOYMENT
   BENEFITS                                                 --                (2,100)
                                                 -------------         -------------

NET LOSS                                               (12,084)           $  (22,010)
                                                 -------------         -------------

LOSS PER SHARE (1):                                     $(1.27)
                                                 =============

(1) Historical per share data has not been presented as it is not meaningful since the Company has been recapitalized and adopted Fresh-Start Reporting as of December 31, 1994.

See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands) (Unaudited)

                                                       Reorganized          Predecessor
                                                         Company              Company
                                                           1995                1994
Nine months Ended September 30,                       ---------------------------------
CASH FLOWS FROM OPERATIONS
    Net loss                                             $(12,084)             $(22,010)
    Non-cash expenses                                      12,887                12,311
    Write down of investment                                   --                 4,092
    Cumulative effect of accounting change                     --                 2,100
    Loss on sale of businesses                                926                   532
    Change in operating assets and liabilities,
      excluding the effect of businesses sold              (8,615)              (33,975)
                                                       ----------          ------------
NET CASH USED IN OPERATIONS                                (6,886)              (36,950)
                                                       ----------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments of working capital credit line               (11,000)                   --
    Proceeds from debtor-in-possession financing               --                25,000
    Cash deposited in trust account for funding of
      post-bankruptcy debt                                     --                (7,501)
    Payments of long-term debt and
     capital lease obligations                             (1,007)                 (956)
    Increase in notes payable, net                         10,278                 7,220
                                                       ----------          ------------

NET CASH (USED IN) PROVIDED BY FINANCING
  ACTIVITIES                                               (1,729)               23,763
                                                       ----------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, plant and equipment              (3,285)               (3,056)
    Proceeds from sale of businesses and other assets         650                 4,458
    Decrease in cash balances of businesses held
       for sale or sold                                        --                 8,597
    Net disbursements for investments to be sold               --                (2,422)
    Other                                                      --                 5,775
                                                       ----------          ------------
NET CASH (USED IN) PROVIDED BY INVESTING
  ACTIVITIES                                               (2,635)               13,352
                                                       ----------          ------------

(DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                             (11,250)                  165


CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                52,505                39,534
                                                       ----------          ------------

CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                                  $ 41,255              $ 39,699
                                                       ==========          ============

SUPPLEMENTAL CASH FLOW INFORMATION
    Cash Paid For:
       Interest                                          $  5,133              $  1,194
       Income Taxes                                      $    762              $    412

See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries

 CONDENSED CONSOLIDATED STATEMENT
 OF SHAREHOLDERS' EQUITY
(In Thousands) (Unaudited)
                                                                             Cumulative
                                        Common                  Capital      Translation
                                         Stock     Warrants     Surplus      Adjustment        Deficit      Total
                                       -----------------------------------------------------------------------------------
Balance, December  31,
  1994                                       $94    $2,179      $78,857         $-                  $-     $ 81,130

Net Loss                                       -         -            -          -             (12,084)     (12,084)

Translation
  Adjustments                                  -         -            -         878                  -          878
                                       -----------------------------------------------------------------------------------

Balance, September 30,
  1995                                       $94    $2,179      $78,857        $878           $(12,084)    $ 69,924
                                       ===================================================================================

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

Pursuant to the Plan of Reorganization, on the Effective Date EMCOR issued or reserved for issuance to prepetition creditors of EMCOR (other than holders of EMCOR's subordinated debentures and notes) in exchange for approximately $525.7 million of EMCOR bank and senior institutional indebtedness and substantially all other general unsecured claims, both allowed and disputed, against the Company, and to Belmont Capital Partners II, L.P. ("Belmont"), which provided a debtor-in-possession credit facility to the Company, the following securities:
(i) 9,424,083 shares of newly authorized common stock of the Company (constituting 100% of the issued and outstanding shares as of the Effective
Date); (ii) approximately $62.2 million principal amount of 7% Senior Secured Notes, Series A, due 1997 of the Company ("Series A Notes") and $8.8 million additional principal amount of Series A Notes for issuance to holders of general unsecured claims and to Belmont upon resolution of disputed and unliquidated pre-petition general unsecured claims (assuming such claims are ultimately allowed in full); (iii) approximately $11.9 million principal amount of 7% Senior Secured Notes, Series B, due 1997 ("Series B Notes"); (iv) approximately $62.8 million principal amount of 11% Notes, Series C, due 2001 of the Company ("Series C Notes"); and (v) approximately $48.1 million principal amount of 12% Subordinated Contingent Payment Notes due 2004 of SellCo (the "SellCo Notes"). The entire $11.9 million principal amount of Series B Notes and approximately $4.1 million principal amount of the Series A Notes issued on the Effective Date were immediately redeemed on that date at their face amount in accordance with their terms from the proceeds realized from the sale and liquidation of certain subsidiaries, the stock of which would have been pledged as part of the collateral securing the Series B Notes had such subsidiaries not been sold (and an additional $600,000 of such proceeds was reserved for redemption of certain of the Series A Notes reserved for disputed and unliquidated claims). The Company recorded the Series A Notes based upon an assumed total of $100.0 million of pre-petition general unsecured claims after settlement of disputed and unliquidated pre-petition general unsecured claims.

A description of the Company's significant accounting policies is included in its Form 10 filed with the Securities and Exchange Commission (the "SEC") on March 17, 1995, which Form 10 was amended on May 2, 1995, June 22, 1995 and August 11, 1995 by Form 10/A Amendment No. 1, Form 10/A Amendment No. 2 and Form 10/A Amendment No. 3, respectively. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Form 10/A Amendment No. 3.

As of December 31, 1994, in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), the Company adopted "Fresh-Start Accounting." As a result of the implementation of Fresh-Start Accounting, the condensed consolidated financial statements of the Company after consummation of the Plan of Reorganization are not comparable to the Company's condensed consolidated financial statements for prior periods. The condensed consolidated statements of operations for the three and nine month periods ended September 30, 1995 and condensed consolidated statement of cash flows for the nine months ended September 30, 1995 are not comparable to the condensed consolidated statements of operations and condensed consolidated statement of cash flows for the same periods in the prior year and are separated by a black line.

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

Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Post-employment Benefits" ("SFAS 112"). This standard requires that the cost of benefits provided to former or inactive employees be recognized on an accrual basis of accounting. The cumulative effect of adopting SFAS 112 has been reflected in the condensed consolidated statement of operations for the nine months ended September 30, 1994 under the caption "Cumulative Effect of Change in Method of Accounting for Post-employment Benefits."

The Company has developed and implemented a business restructuring plan which presently includes the sale of its water supply business and other non-core businesses. The net assets of businesses to be sold have been classified in the condensed consolidated balance sheets as of September 30, 1995 and December 31, 1994 as "Net assets held for sale" and are carried as current assets on the basis of their expected disposition dates. The operating results of net assets held for sale have been excluded from the condensed consolidated financial statements for the three and nine month periods ended September 30, 1995 since the operation of these businesses will only accrue to the benefit of the holders of the SellCo Notes after payment in full of the Series A Notes and certain other obligations (see Note C).

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly the financial position of the Company and the results of its operations. The results of operations for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

NOTE B  NET INCOME (LOSS) PER SHARE

Net income (loss) per common share for the three and nine month periods ended September 30, 1995 has been calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents relating to stock options outstanding when the effect of such equivalents are dilutive.

Pursuant to an agreement dated June 8, 1995, a subsidiary of the Company, on September 15, 1995, sold certain of its assets and retained certain of its liabilities resulting in a loss that has been reflected in the accompanying condensed consolidated statements of operations for the three and nine month periods ended September 30, 1995 under the caption "Net loss on businesses sold or held for sale."

NOTE C  DEBT

MES CREDIT AGREEMENT - On December 14, 1994, the Company and certain of its subsidiaries entered into a credit agreement with Belmont and other lenders (the "Lenders") providing the Company and MES Holdings Corporation ("MES"), a wholly-owned subsidiary of the Company, with revolving credit loans (the "MES Loans") of up to an aggregate amount of $35 million. The MES Loans are guaranteed by most of the Company's U.S. mechanical/electrical subsidiaries (the " U.S. MES Subsidiaries") and are secured by, among other things, substantially all of the assets of the Company, MES and most of the U.S. MES Subsidiaries, as well as the proceeds of the sale of stock or assets of the Company's two water supply companies (the "Water Companies") to the extent of the first $15 million of such proceeds, subject to the rights to such proceeds of the Lenders under the Dyn credit facility referred to below. The MES Loans bear interest on the principal amount thereof at the rate of 15% per annum and mature on June 14, 1996.

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

Borrowings under the MES Credit Agreement, $29.0 million at September 30, 1995, are classified as current liabilities under the caption "Borrowings under working capital credit line" in the accompanying condensed consolidated balance sheets. In November 1995, the Company repaid $4.0 million towards the MES Credit Agreement. No borrowings were outstanding under the Dyn Credit Agreement at September 30, 1995.

SERIES A NOTES - Pursuant to the Plan of Reorganization, on December 15, 1994 the Company issued or reserved for issuance approximately $62.2 million principal amount of Series A Notes and $8.8 million additional principal amount of Series A Notes for issuance upon resolution of disputed and unliquidated pre-petition general unsecured claims (assuming such claims are ultimately allowed in full). The Series A Notes are guaranteed by MES and SellCo. The terms of the Series A Notes require that the net proceeds realized from the sale of the stock or assets of the Company's subsidiaries be applied to the prepayment of the Series A Notes (subject to the rights of the Lenders under the MES and Dyn Credit Agreements to receive proceeds from the sale of the stock or assets of the Company's mechanical and electrical subsidiaries and the first $15.0 million of proceeds of the sale of stock or assets of the Water Companies). The recorded amount includes the estimated amount of Series A Notes to be issued upon resolution of the disputed and unliquidated pre-petition general unsecured claims. The Company recorded the Series A Notes based upon an assumed total of $100.0 million of pre-petition general unsecured claims after settlement of disputed and unliquidated pre-petition general unsecured claims. Approximately $4.7 million of the issued Series A Notes were redeemed prior to September 30, 1995. The Series A Notes have been recorded at a discount to the face amount to yield an estimated effective interest rate of 12%. The Series A Notes have been classified as a current liability based on the expected disposition of assets held for sale. Interest on the Series A Notes is payable semiannually by the issuance of additional Series A Notes until maturity and substantially offsets income generated from net assets held for sale for the three and nine month periods ended September 30, 1995.

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

SUPPLEMENTAL SELLCO NOTE - Pursuant to the Plan of Reorganization, EMCOR has issued to SellCo its 8% promissory note in the principal amount of approximately $5.5 million (the "Supplemental SellCo Note"). The note matures on the earlier of (i) December 15, 2004 or (ii) one day prior to the date on which the SellCo Notes are deemed canceled. If, at any time after the fifth anniversary of the Effective Date and prior to the maturity date of the SellCo Notes, the value of the consolidated assets of SellCo and its subsidiaries (excluding the Supplemental SellCo Note) is determined by independent appraisal to be less than $250,000, the balance of the SellCo Notes (not therefore paid from net sales proceeds from the sale of the stock or assets of SellCo subsidiaries and the proceeds of the Supplemental SellCo Note which will have become due and payable) will be deemed canceled. Interest on the Supplemental SellCo Note is payable upon maturity.

The Series C Notes and the Supplemental SellCo Note are included in the caption "Long-Term Debt" in the accompanying condensed consolidated balance sheets.

SELLCO NOTES - Pursuant to the Plan of Reorganization, on December 15, 1994 SellCo issued, or reserved for issuance, approximately $48.1 million principal amount of SellCo Notes. Interest is payable semiannually in additional SellCo Notes. Subject to the prior payment in full of the Series A Notes and establishment of a cash reserve for the payment of capital gains taxes arising from the sale of subsidiaries of SellCo and the rights of the lenders under the MES and Dyn Credit Agreements with respect to proceeds of the sale of the Water Companies, the SellCo Notes are mandatorily prepayable to the extent of net sales proceeds from the sale of stock or assets of SellCo subsidiaries. Since the SellCo Notes will only be satisfied to the extent that net assets of SellCo and its subsidiaries generate sufficient cash in excess of that required to redeem the Series A Notes and prepay a portion of the indebtedness under the MES and Dyn Credit Agreements, the SellCo Notes have been netted in the caption "Net assets held for sale" in the accompanying condensed consolidated balance sheets. The Company is not a maker nor guarantor of the SellCo Notes.

NOTE D   NET ASSETS HELD FOR SALE

During the first nine months of 1995, the Company sold a subsidiary and certain assets of another subsidiary. During the first nine months of 1994, the Company sold its minority ownership in an energy and environmental business and other non-core businesses. No material gains or losses were realized as a result of these sales. The operating results of the businesses sold during the first nine months of 1994 are included in loss from continuing operations for the nine months ended September 30, 1994. The operating results of net assets held for sale have been excluded from the condensed consolidated financial statements for the three and nine month periods ended September 30, 1995 since the operation of these businesses will only accrue to the benefit of the SellCo noteholders after payment in full of the Series A Notes and certain other obligations (see Note
C).

The condensed consolidated balance sheet relating to net assets held for sale, including discontinued operations, as of September 30, 1995, is as follows (in thousands):

Cash                         $ 10,182  Current maturities of long-term
Accounts receivable, net       44,442   debt and capital lease
Costs and estimated                     obligations                     $ 14,554
 earnings in excess of                 Accounts payable
 billings                      10,983  Billings in excess of costs and    20,046
Inventories                     1,602   estimated earnings                 7,025
Other current assets              947  Other accrued expenses             60,050
                             --------                                   --------
                               68,156                                    101,675

                                       Long-term debt                     43,116
Property, plant and           154,539  Other long-term liabilities        30,515
 equipment, net
Other assets                   12,818  Net assets held for sale           60,207
                             --------                                   --------
                             $235,513                                   $235,513
                             ========                                   ========

Selected pro forma financial information for the three and nine month periods ended September 30, 1994, excluding businesses held for sale and discontinued operations, is as follows (in thousands):

                                           Three Months          Nine months
                                       Ended September 30,   Ended September 30,
                                               1994                  1994
                                     -------------------------------------------
Revenues                                         $ 397,375            $1,175,142
Cost of Sales                                      366,697             1,069,041
Selling, General and Administrative
  Expenses                                          34,513               109,026
Operating Loss                                      (7,035)              (13,025)
Net Loss                                         $ (12,520)           $  (21,195)

NOTE E  INCOME TAXES

The Company has approximately $500.0 million of net operating loss carry-forwards ("NOL") available for U.S. income tax purposes expiring in years through 2008. The Company has provided a valuation allowance to offset the full amount of the net deferred tax assets arising from book and tax differences including those from the NOL.

The Company has elected to determine its NOL in accordance with Internal Revenue Code ("Code") Section 382(1)(5) which would allow the Company to use approximately $300.0 million of the NOL. However, a subsequent ownership change (as defined by the Code) within two years from the Effective Date would reduce to zero the future NOL benefits under Code Section 382(1)(5). Income tax expense recorded for the three and nine month periods ended September 30, 1995 and 1994 represents a provision primarily for state and local income taxes.

NOTE F  LEGAL PROCEEDINGS

In September 1995, the Company reached a comprehensive settlement with the SEC relating to the matters underlying its previously announced accounting adjustments and write-offs for the fiscal year ended December 31, 1992, and the restatement of its net income for the fiscal year ended December 31, 1991. The settlement is the culmination of an investigation the SEC commenced in 1992.

The SEC allegations were contained in a Complaint filed September 21, 1995 in the United States District Court for the Southern District of New York, against the Company and four individuals, none of whom is still employed by the Company, who served as officers and/or directors of JWP INC. and/or certain of its subsidiaries at various times in 1991 and 1992. Without admitting or denying any of those allegations, the Company entered into a formal Consent to the entry of a Final Judgment of Permanent Injunction, which was filed simultaneously with the Complaint. The Company consented to the entry of an order permanently enjoining the Company from, among other things, committing violations of various antifraud provisions of the federal securities laws, and failing to make and keep books and records which accurately reflect the Company's transactions and disposition of assets. The SEC's Complaint did not seek, nor does the Consent require, payment of any monetary penalties by the Company.

On September 26, 1994 certain holders of Warrants of Participation ("Warrants") that were issued pursuant to a Warrant Agreement dated June 15, 1969 by the Company's predecessor, Jamaica Water and Utilities, Inc. ("JWU"), commenced a declaratory judgment action against Jamaica Water Securities Corp. ("JWSC") by filing a complaint in the Supreme Court of the State of New York, Westchester County, bearing the caption, Harold F. Scattergood, Jr., et al. v. Jamaica
                             ---------------------------------------------
Water Securities Corp. (Index No. 15992/94). On October 17, 1994, an amended
----------------------
complaint was served adding additional plaintiffs.

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

By a Decision and Order, entered on June 22, 1995, the court granted the Company's motion to dismiss the plaintiffs' actions, holding that the assets of Jamaica Water Supply Company had not been "disposed of" under the express terms of the Warrants of Participation prior to their stated expiration on December 31, 1994. The court also held that it lacked the power to rewrite the "clear and unambiguous provisions" of the Warrants of Participation Agreement to extend the December 31, 1994 deadline. The plaintiffs have appealed the court's decision.

In February 1995 as part of an investigation by the New York County District Attorney's office into the business affairs of Herbert Construction Company ("Herbert"), a general contractor that does business with the Company's subsidiary, Forest Electric Corporation ("Forest"), a search warrant was executed at Forest's executive offices. At that time, the Company was informed that Forest and certain of its officers are targets of the continuing investigation. Neither the Company nor Forest has been advised of the precise nature of any suspected violation of law by Forest or its officers. On July 11, 1995, Ted Kohl, a principal of Herbert, and DPL Interiors, Inc., a company allegedly owned by Kohl, were indicted by a New York County grand jury for grand larceny, fraud, repeated failure to file New York City Corporate Tax Returns and related money laundering charges. Kohl was also charged with filing false personal income and earnings tax returns, perjury and offering false instruments for filing with the New York City School Construction Authority. In a press release announcing the indictment, the Manhattan District Attorney said that the investigation disclosed that Mr. Kohl allegedly received more than $7 million in kickbacks from subcontractors through a scheme in which he allegedly inflated subcontracts on Herbert's construction contracts. At a press conference following the indictment, the District Attorney announced that the investigation is continuing, and he expects further indictments in the investigation. Forest performs electrical contracting services primarily in the New York City commercial market and is one of the largest subsidiaries in the MES group of companies.

The Dynalectric Company ("Dynalectric") is a defendant in an action entitled Computran v. Dynalectric, et al., pending in Superior Court of New Jersey,
--------------------------------
Bergen County, arising out of its participation in a joint venture. In the action, which was instituted in 1988, the plaintiff, Computran, a participant in and a subcontractor to the joint venture, alleges that Dynalectric wrongfully terminated it from the subcontract, fraudulently diverted funds due it, misappropriated its trade secrets and proprietary information, fraudulently induced it to enter into the joint venture and conspired with other defendants to commit certain acts in violation of the New Jersey Racketeering Influence and Corrupt Organization Act. Dynalectric believes that Computran's claims are without merit and intends to defend this matter vigorously. Dynalectric has filed counterclaims against Computran. Discovery is ongoing; no trial date is scheduled.

In addition to the above, the Company is involved in other legal proceedings and claims which have arisen in the ordinary course of business.

The Company believes it has a number of valid defenses to these actions and the Company intends to vigorously defend itself in these matters and does not believe that a significant liability will result. However, the Company cannot predict the outcome thereof or the impact that an adverse result of the matters discussed above will have upon the Company's financial position or results of operations.

       ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

JWP INC. emerged from Chapter 11 of the United States Bankruptcy Code on December 15, 1994 (the "Effective Date") and changed its name to EMCOR Group, Inc. ("EMCOR" or the "Company"). The Company reorganized pursuant to its Third Amended Joint Plan of Reorganization dated August 9, 1994, as amended and proposed by the Company and its subsidiary SellCo Corporation (the "Plan of Reorganization"). Under the Plan of Reorganization, pre-petition creditors of the Company (other than holders of subordinated debt) received certain notes of EMCOR and its subsidiary SellCo Corporation ("SellCo") and substantially all of the common stock of EMCOR. The pre-petition holders of the Company's subordinated debt, common and preferred stock and warrants of participation received warrants to purchase common stock of EMCOR in exchange for their debt and equity interests.

The Company's results of operations and financial condition as of and for the period ended September 30, 1995 reflect the adoption of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The Company has accounted for its reorganization by using the principles of Fresh-Start Accounting as required by SOP 90-7. For accounting purposes, the Company assumed that the Plan of Reorganization was consummated on December 31, 1994. Under the principles of Fresh-Start Accounting, the Company's total net assets were recorded at their assumed reorganization value, with the reorganization value allocated to identifiable assets on the basis of their estimated fair value. The primary valuation methodology employed by the Company, with the assistance of its financial advisors to determine the reorganization value of the Company, was a net present value approach. The valuation was based on the Company's forecasts of unleveraged, after-tax cash flows calculated for each year over the four-year period from 1994 to 1997, capitalizing projected earnings before interest, taxes, depreciation and amortization at multiples ranging from 3 to 10 selected to value earnings and cash flows beyond 1997, and discounting the resulting amounts to present value at rates ranging from 10% to 30% selected to approximate the Company's projected weighted average cost of capital. The excess of reorganization value over the value of identifiable assets of $5.0 million is included in the accompanying condensed consolidated balance sheets as of September 30, 1995 and December 31, 1994 in Other Assets as "Miscellaneous" and is being amortized over 15 years.

As a result of the implementation of Fresh-Start Accounting, the financial statements of the Company for periods subsequent to consummation of the Plan of Reorganization will not be comparable to the Company's financial statements for prior periods. The operating results of net assets held for sale have been excluded from the condensed consolidated financial statements for the three and nine month periods ended September 30, 1995 since the operations of these businesses will only accrue to the benefit of the holders of SellCo Notes after payment in full of the Series A Notes and certain other obligations (See Note C in the accompanying Notes to Condensed Consolidated Financial Statements) and the operating results substantially offset interest accrued on the Series A Notes which interest has been recognized within the caption "Net assets held for sale" in the accompanying condensed consolidated balance sheet as of September 30, 1995.

Revenues for the third quarter of 1995 were $403.9 million compared to $397.4 million, exclusive of revenues of $47.0 million attributable to businesses held for sale or sold in the third quarter of 1994. In the third quarter of 1995 the Company generated net income of $0.6 million or $.06 per share compared to a net loss of $12.5 million, exclusive of net income of $2.5 million attributable to businesses held for sale or sold in the third quarter of 1994. The 1995 third quarter income reflects $3.8 million of net interest expense compared to $0.7 million of net interest expense during the third quarter of 1994. Interest expense in 1995 includes interest on borrowings under new working capital credit facilities obtained by the Company in December 1994 and notes issued pursuant to the Company's Plan of Reorganization. Interest expense for the three months ended September 30, 1994 excludes interest on debt in default which the Company ceased accruing in December 1993. Income from continuing operations in the third quarter of 1995 was $0.6 million or $.06 per share compared to a loss of $12.5 million, exclusive of losses of $3.1 million attributable to businesses held for sale or sold, in the third quarter of 1994.

Revenues for the nine months ended September 30, 1995 were $1,171.5 million compared to $1,175.1 million, exclusive of revenues of $138.4 million attributable to businesses held for sale or sold, in the same period in the
prior year.   For the nine months ended September 30, 1995, the Company incurred a net loss of $12.1 million or $1.27 per share compared to a net loss of $21.2 million, exclusive of a net loss of $0.8 million attributable to businesses held for sale or sold, in the same period in the prior year. The net loss for the nine months ended September 30, 1995 includes $11.4 million of net interest expense compared to $1.2 million of net interest expense during the same period in the prior year. Interest expense in 1995 includes interest on borrowings under new working capital credit facilities obtained by the Company in December 1994 and notes issued pursuant to the Company's Plan of Reorganization.
Interest expense for the nine months ended September 30, 1994 excludes interest on debt in default which the Company ceased accruing in December 1993. Loss from continuing operations for the nine months ended September 30, 1995 was $12.1 million or $1.27 per share compared to a loss of $21.2 million, exclusive of losses of $10.2 million attributable to businesses held for sale or sold in the same period in the prior year.

The Company generated operating income of $5.6 million for the three months ended September 30, 1995 compared to a $7.0 million operating loss, exclusive of losses of $3.3 million attributable to businesses held for sale or sold, in the same quarter of 1994. Operating income in the third quarter of 1995 compared to the operating loss in the third quarter of 1994 was attributable to a decrease in selling, general and administrative expenses resulting from cost cutting; and reduction in professional fees incurred for legal, consulting and other services relating to the Company's 1994 Chapter 11 bankruptcy proceedings; and also attributable to an increase in gross profit due to cost control efforts, stricter job acceptance standards, favorable job closeouts and improved access to work.

The Company generated operating income of $1.0 million for the nine months ended September 30, 1995 compared to a $13.0 million operating loss, exclusive of losses of $9.7 million attributable to businesses held for sale or sold, in the same period of the prior year. The operating income for the first nine months of 1995 was principally due to a 24.1% decrease, (6.9% excluding businesses sold or held for sale) in selling, general and administrative expenses resulting from cost cutting efforts as well as the elimination of professional fees incurred for legal, consulting and other services relating to the Company's 1994 Chapter 11 bankruptcy proceedings.

Revenues relating to businesses which the Company plans to retain remained substantially unchanged compared with the year earlier periods. While revenues of business units operating in the Eastern United States and Central United Kingdom increased due to improved economic conditions, this increase was offset by decreased revenues in the Midwestern and Western regions of the United States, Canada, Northern and Southern parts of the United Kingdom due to, among other things, continuing poor market conditions.

The operating results for the nine months ended September 1995 and 1994 reflect, among other things, the negative impact of the continued recession and oversupply in the commercial real estate market which has caused intense competition for new commercial work. As a result of the reduction of commercial work since 1992, many of the Company's business units pursued noncommercial projects, primarily governmental and municipal facilities, at lower margins than were historically available in the commercial marketplace. Certain of these business units were not as experienced in performing noncommercial projects and, as a result, incurred losses particularly on certain long-term contracts. Operating margins were also adversely affected by the continuing recessions in the United Kingdom, Canada, and the Midwestern and Western regions of the United States.

Selling, general and administrative expenses ("SG&A"), excluding general corporate expenses, for the quarters ended September 30, 1995 and 1994 were $29.5 million and $30.6 million, exclusive with respect to the third quarter of 1994 of $8.6 million of SG&A attributable to businesses held for sale or sold, respectively. For the nine months ended September 30, 1995 and 1994, SG&A expenses, excluding general corporate expenses were $90.6 million and $96.3 million, exclusive with respect to the nine months ended September 30, 1994 of $24.7 million of SG&A attributable to businesses held for sale or sold. The amount of SG&A expense in 1995 was lower than SG&A in the comparable 1994 period as a result of the implementation of the Company's downsizing and cost reduction plans.

The Company's backlog was $1,142.7 million at September 30, 1995 and $1,054.1 million at December 31, 1994 with respect to companies which the Company currently intends to retain. The Company's backlog in the United States and the United Kingdom increased by $90.5 million and $12.5 million, respectively, between December 31, 1994 and September 30, 1995, while its backlog in Canada decreased by $14.4 million. The decline in the Canadian backlog is principally attributable to the downsizing of the Canadian operations.

GENERAL CORPORATE AND OTHER EXPENSES

General corporate expenses for the quarters ended September 30, 1995 and 1994 were $3.6 million and $3.9 million, respectively. General corporate expenses for the nine months ended September 30, 1995 and 1994 were $10.9 million and $12.8 million, respectively. Legal and other professional fees for 1994 incurred as a result of the bankruptcy proceeding are reflected under the caption "Reorganization charges" in the condensed consolidated statement of operations. These expenses for the three and nine month periods ended September 30, 1994 were approximately $3.2 million and $10.1 million, respectively. The higher amount of general corporate expenses in 1994 is attributable to debt issuance costs related to the Company's debtor-in-possession credit facility ("DIP Loan"), severance paid to terminated employees and insurance costs.

NET ASSETS HELD FOR SALE

The operating results of net assets held for sale, which included the Company's water supply business classified as discontinued operations prior to the consummation of the Plan of Reorganization, have been excluded from the condensed consolidated financial statements for the three and nine month periods ended September 30, 1995 since the operation of these businesses will only accrue to the benefit of the holders of SellCo Notes after payment in full of the Series A Notes and certain other obligations (See Note C in the accompanying Notes to Condensed Consolidated Financial Statements). Net assets held for sale are recorded in the condensed consolidated balance sheets at the lower of cost or estimated net realizable value and are classified as current based on their estimated disposition dates.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated cash balance decreased by $11.2 million from $52.5 million at December 31, 1994 to $41.3 million at September 30, 1995. The September 30, 1995 cash balance included $5.5 million in foreign bank accounts and reflected $29.0 million borrowed under the MES Credit Agreement referred to below. The foreign bank accounts are available only to support the Company's foreign operations. The negative operating cash flow was due to funding for the start-up of new projects as well as other working capital requirements.

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

In February 1994 the Company and substantially all of its subsidiaries entered into an agreement with Belmont Capital Partners II, L.P. ("Belmont") which provided the DIP Loan. The DIP Loan agreement provided a credit facility to the Company of up to $35.0 million at an interest rate of 12% per annum during the period of the Company's Chapter 11 proceeding. Belmont also received, as additional interest, a percentage of the securities issued pursuant to the Plan of Reorganization. The DIP Loan was secured by a first lien on substantially all of the assets of the Company and most of its subsidiaries.

The DIP Loan was repaid upon the Effective Date with borrowings under the MES credit agreement referred to below.

On December 14, 1994, the Company and certain of its subsidiaries entered into a credit agreement with lenders providing the Company and its subsidiary and MES Holdings Corp ("MES") with revolving credit loans (the "MES Loans") of up to an aggregate amount of $35 million. The MES Loans are guaranteed by certain direct or indirect U.S. subsidiaries of MES (the "U.S. MES Subsidiaries") and are secured by, among other things, substantially all of the assets of the Company, MES and the U.S. MES Subsidiaries, as well as the proceeds of the sale of stock or assets of the Company's two water supply companies (the "Water Companies") to the extent of the first $15 million of such proceeds, subject to the rights to such proceeds of the lenders under the Dyn credit agreement referred to below. The MES Loans bear interest on the principal amount thereof at the rate of 15% per annum, and mature on June 14, 1996. Borrowings under the MES Credit Agreement, $29.0 million at September 30, 1995, are classified as current liabilities under the caption "Borrowings under working capital credit line" in the accompanying condensed consolidated balance sheets. In November 1995, the Company repaid $4 million towards the MES Credit Agreement.

Also, on December 14, 1994, the Company and its subsidiaries Dyn Specialty Contracting Inc. ("Dyn") and Dyn's subsidiaries entered into a credit agreement with the lenders providing revolving credit loans (the "Dyn Loans") of up to an aggregate amount of $10 million. The Dyn Loans are guaranteed by the Dyn subsidiaries and are secured by substantially all of the assets of Dyn and the Dyn subsidiaries, as well as the proceeds of the sale of stock or assets of the Water Companies to the extent of the first $15 million of such proceeds, subject to the rights to such proceeds of the lenders under the MES Credit Agreement. The Dyn Loans bear interest on the principal amount thereof at the rate of 15% per annum, and mature on June 14, 1996. No borrowings are currently outstanding under the Dyn Credit Agreement at September 30, 1995.

Under the Plan of Reorganization, pre-petition creditors of the Company (other than holders of subordinated debt) received certain notes of EMCOR and its subsidiary SellCo and substantially all of the common stock of EMCOR. The pre-petition holders of the Company's subordinated debt, common and preferred stock and warrants of participation received warrants to purchase common stock of EMCOR in exchange for their debt and equity interests.

Pursuant to the Plan of Reorganization, on the Effective Date EMCOR issued or reserved for issuance to pre-petition creditors of EMCOR (other than holders of EMCOR's subordinated debentures and notes) in exchange for approximately $525.7 million of EMCOR senior bank and institutional indebtedness and substantially all other general unsecured claims, both allowed and disputed, against the Company, and to Belmont the following securities: (i) 9,424,083 shares of newly authorized common stock of the Company ("New Common Stock") (constituting 100% of the issued and outstanding shares as of the Effective Date); (ii) approximately $62.2 million principal amount of 7% Senior Secured Notes, Series A, due 1997 of the Company ("Series A Notes") and $8.8 million additional principal amount of Series A Notes reserved for issuance to holders of general unsecured claims and to Belmont upon resolution of disputed and unliquidated pre-petition general unsecured claims (assuming such claims are ultimately allowed in full); (iii) approximately $11.9 million principal amount of 7% Senior Secured Notes, Series B, due 1997

("Series B Notes"); (iv) approximately $62.8 million principal amount of 11% Notes, Series C, due 2001 of the Company ("Series C Notes"); and (v) approximately $48.1 million principal amount of SellCo 12% Subordinated Contingent Payment Notes due 2004. The entire $11.9 million principal amount of Series B Notes and approximately $4.1 million principal amount of the Series A Notes issued on the Effective Date were immediately redeemed on that date at their face amount in accordance with their terms from the proceeds realized from the sale and liquidation of certain subsidiaries, the stock of which would have been pledged as part of the collateral securing the Series B Notes had such subsidiaries not been sold (and an additional $600,000 of such proceeds was reserved for redemption of certain of the Series A Notes reserved for disputed and unliquidated claims). The Company recorded the Series A Notes based upon an assumed total of $100 million of pre-petition general unsecured claims after settlement of disputed and unliquidated pre-petition general unsecured claims.

In June 1995, the Company's Canadian subsidiary, Comstock Canada, entered into a credit agreement providing for an overdraft facility of up to Canadian $2.0 million. The facility is secured by certain assets of Comstock Canada and deposit instruments of a Canadian subsidiary of the Company. The facility provides for interest at the bank's prime rate (8.0% at September 30, 1995) plus
 .75% and expires on September 30, 1996. Borrowings outstanding under this credit agreement were $0.4 million at September 30, 1995.

In September 1995, a number of the Company's U.K. subsidiaries renegotiated and renewed a demand credit facility with a U.K. bank for a credit line of Pounds
17.1 million (approximately U.S. $27.1 million). The credit facility consists of the following components with the individual credit limits as indicated: an overdraft line of up to Pounds 9.0 million (approximately U.S. $14.2 million); a facility for the issuance of guarantees, bond and indemnities of up to Pounds
7.3 million (approximately U.S. $11.6 million); and other credit facilities of up to Pounds 0.8 million (approximately U.S. $1.3 million). The facility is secured by substantially all of the assets of the Company's principal U.K. subsidiaries. The overdraft facility provides for interest at the bank's base rate, as defined (6.75% as of September 30, 1995), plus 3% on the first Pounds
5.0 million of borrowings and at the bank's base rate plus 4% for borrowings over Pounds 5.0 million. This credit facility, as amended, expires June 30, 1996.

As of September 30, 1995, the Company's U.K. subsidiaries had utilized approximately $24.1 million of the credit facilities as follows: approximately $11.3 million of borrowings under the overdraft line, approximately $11.6 million for the issuance of guarantees and approximately $1.2 million under other credit facilities.

On November 4, 1994, Jamaica Water Supply Company ("JWS") and Sea Cliff Water Company ("SCW"), entered into a credit agreement providing for a credit facility to JWS of $17.9 million and for a credit facility to SCW of $2.1 million at an interest rate based upon either prime rate, LIBOR plus 5/8% or bid rate, as those terms are defined in the credit agreement. These borrowings are reflected as current liabilities in the condensed consolidated balance sheet of "Net assets held for sale" which is presented in Note D to the condensed consolidated financial statements. This credit agreement was extended from November 4, 1995 to November 17, 1995. During the period from November 4, 1995 to November 17, 1995, the Company is precluded from additional drawings under the credit agreement and indebtedness bears interest at the banks prime rate (8.75% at November 9, 1995). The Company is negotiating the terms of an extension of the credit agreement; however, there can be no assurance the credit agreement will be extended or, if so, its terms.

On December 22, 1993, JWS, the New York State Consumer Protection Board, Nassau County, certain other governmental bodies and a consumer advocate group entered into an agreement that ended several regulatory and legal proceedings involving JWS. This agreement was approved by the New York State Public Service Commission (the "PSC") on February 2, 1994. The agreement provides for, among other things, a three year moratorium on general rates charged by JWS, resolution of economic issues raised by the PSC arising from its 1992 audit of JWS, settlement of related litigation and the dismissal of an action brought against JWS by Nassau County of the State of New York alleging violations of the Racketeer Influenced and Corrupt Organizations Act and common law fraud. Among other things, JWS agreed to make payments over the 1994-1997 period totaling $11.7 million to customers in Nassau and Queens Counties in the State of New York. The estimated payments to customers were provided against 1993 operations. The agreement also provides that JWS, subject to limited specified exceptions, will not seek to have a general rate increase become effective prior to January 1, 1997 and will use its best efforts to bring about the separation of Jamaica Water Securities Corp., a subsidiary of the Company which holds substantially all the common stock of JWS, from the Company.

The Company has substantial net operating loss carryforwards ("NOL") for U.S. Federal income tax purposes. As the Company exchanged newly issued equity in exchange for debt, a significant portion of the NOL may not be available to reduce future U.S. taxable income. At September 30, 1995, the Company has provided a valuation allowance to offset for the full amount of the net deferred tax asset arising from book and tax differences including those from the NOL.

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

PART II - OTHER INFORMATION

ITEM 2 - LEGAL PROCEEDINGS

The information in Note F to the Company's September 30, 1995 Notes to Condensed Consolidated Financial Statements (unaudited) regarding legal proceedings is hereby incorporated herein by reference thereto.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.  Exhibit No. 27; Article 5, Financial Data Schedule; Page.
(b) During the quarter ended September 30, 1995, the Company filed a Report on Form 8-K dated August 14, 1995 reporting information with respect to Item 5 of such Form and a Report on Form 8-K dated September 31, 1995 reporting information with respect to Items 4 and 7 of such Form.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               EMCOR GROUP, INC.
                             ---------------------
                                 (Registrant)

Date: November 13, 1995                                s/ FRANK T. MacINNIS
                                                       ------------------------
                                                         Frank T. MacInnis
                                                       Chairman of the Board of
                                                       Directors, President and
                                                       Chief Executive Officer

Date: November 13, 1995                                s/ LEICLE E. CHESSER
                                                     ---------------------------
                                                         Leicle E. Chesser
                                                      Executive Vice President
                                                     and Chief Financial Officer