Form 10-K
period 1995-12-31
EMCOR GROUP INC
filed 1996-03-13
CIK 105634

_____________________________________________________________________________
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995      COMMISSION FILE NUMBER 0-2315

                               EMCOR GROUP, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                            11-2125338
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NUMBER)


   101 MERRITT SEVEN CORPORATE PARK
         NORWALK, CONNECTICUT                                   06851-1060
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (203) 849-7800

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, PAR VALUE $.01 PER SHARE
                             (Title of each class)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ---       ---
          Indicate by check mark if disclosure of delinquent filings pursuant to
Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated be reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
            ---

          Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  X    No
                           ---      ---

          The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant on February 29, 1996 was approximately $101,301,000.

          Number of shares of Common Stock outstanding as of the close of business on February 29, 1996: 9,424,706 shares.

          Part III incorporates certain information by reference from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on June 14, 1996, which proxy statement will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 1995.

                               TABLE OF CONTENTS


                                                                          PAGE
                                     PART I

Item 1.    Business
             General.....................................................   1
             The Business................................................   1
             Businesses Held for Sale....................................   3
Item 2.    Properties....................................................   4
Item 3.    Legal Proceedings.............................................   6
Item 4.    Submission of Matters to a Vote of Security Holders...........   8


                                    PART II

Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.........................................  10
Item 6.    Selected Financial Data.......................................  11
Item 7.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations...............  13
Item 8.    Financial Statements and Supplementary Data...................  21
Item 9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.........................  57


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant............  58
Item 11.   Executive Compensation........................................  58
Item 12.   Security Ownership of Certain Beneficial Owners
             and Management..............................................  58
Item 13.   Certain Relationships and Related Transactions................  58


                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K.........................................  59

                                     PART I
ITEM 1.   BUSINESS

General

 EMCOR Group, Inc. ("EMCOR" or the "Company") (formerly known as "JWP INC.") is a leader in mechanical and electrical construction and facilities management services. EMCOR, which conducts its business through subsidiaries, specializes in the design, integration, installation, start-up, testing, operation and maintenance of complex mechanical and electrical systems. In addition, certain of its subsidiaries operate and maintain mechanical and/or electrical systems for customers under contracts and provide other services to customers, at the customer's facilities, which services are commonly referred to as facilities management. Mechanical and electrical construction and facilities management services are provided to a broad range of commercial, industrial and institutional customers through offices located in major markets throughout the United States, Canada, the United Kingdom, the Middle East and Hong Kong.

 On December 15, 1994 (the "Effective Date"), the Company emerged from Chapter 11 of the United States Bankruptcy Code pursuant to its Third Amended Joint Plan of Reorganization dated August 9, 1994, as amended (the "Plan of Reorganization"), proposed by EMCOR and its subsidiary SellCo Corporation ("SellCo"). Under the Plan of Reorganization, pre-petition creditors of the Company (other than holders of subordinated debt) received, in addition to certain notes of EMCOR and SellCo, substantially all of the newly issued common stock of EMCOR (the "New Common Stock"). Pre-petition holders of the Company's subordinated debt, preferred stock, common stock and warrants of participation received warrants to purchase New Common Stock of EMCOR in exchange for their debt and equity interests.

 The Company, which employs approximately 12,000 people worldwide, provides (i) mechanical and electrical construction services directly to end-users (including corporations, municipalities and other governmental entities, owners, developers and tenants of buildings) and, indirectly, by acting as subcontractor, to construction managers, general contractors, systems and equipment suppliers and other subcontractors and (ii) facilities management services directly to end-users such as corporations, owners, property managers and tenants of buildings.

 EMCOR is a Delaware corporation, formed in 1987 to continue the business of its predecessor, a New York corporation with the name JWP INC. The Delaware corporation was also originally named JWP INC., but changed its name to EMCOR Group, Inc. on the Effective Date. The Company's executive offices are located at 101 Merritt Seven Corporate Park, Norwalk, Connecticut 06851-1060, and its telephone number at those offices is (203) 849-7800.

The Business

 The Company specializes in complex mechanical and electrical systems.
The broad scope of the Company's operations are more particularly described below. The Company's consolidated 1995 revenues of $1,588.7 million were derived exclusively from mechanical and electrical construction and facilities management services inasmuch as the results of operations for the year ended December 31, 1995 exclude the operating results of businesses held for sale, many of which were engaged in other business. The Company had total revenues of approximately $1,595.0 million, exclusive of $169.0 million attributable to businesses held for sale or sold, in 1994 as compared to approximately $1,840.1 million, exclusive of $354.6 million attributable to business held for sale or sold, in 1993.

 Mechanical and electrical construction services primarily involve the design, integration, installation, start-up, testing, operation and maintenance of (i) distribution systems for electrical power (including power cables, conduits, distribution panels, transformers, generators, uninterruptible power supply systems and related switch gear and control); (ii) lighting systems, including fixtures and controls; (iii) low-voltage systems, including fire alarm, security, communications and process control systems; (iv) heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems; and
(v) plumbing, process and high purity piping systems. EMCOR believes its mechanical and electrical construction services business is the largest of its kind in the United States and Canada and one of the largest in the United Kingdom.

 Mechanical and electrical construction services are principally of three types:
(i) large installation projects, with contracts generally in the multi-million dollar range, in connection with construction of industrial, institutional and public works facilities and commercial buildings and fit-out of large blocks of space within commercial buildings; (ii) smaller installation projects typically involving fit-out, renovation and retrofit work; and (iii) testing and service of completed facilities.

 The Company's largest installation projects include those (i) for institutional use (such as water and wastewater treatment facilities, hospitals, correctional facilities, schools and research laboratories); (ii) for industrial use (such as pharmaceutical, semiconductor, steel, pulp and paper, chemical, and automotive manufacturing plants and oil refining and water and waste treatment facilities);
(iii) for transportation systems (such as airports and transit systems); and
(iv) for commercial use (such as office buildings, hotels and casinos, convention centers, shopping malls and resorts). These can be multi-year projects ranging in size up to, and occasionally in excess of, $50.0 million.

 Major projects are performed pursuant to contracts with owners, such as corporations and municipalities and other governmental entities, general contractors, construction managers, owners, developers and tenants of commercial properties. Institutional and public works projects are frequently long-term, complex projects requiring significant technical and management skills and financial strength to, among other things, obtain bid and performance bonds, which are often a condition to bidding for, and award of, contracts for such projects.

 Smaller projects, which are typically completed in less than a year, involve mechanical and electrical construction services in connection with the fit-out of space when an end-user or owner undertakes construction or modification of a facility to accommodate a specific use, such as a trading floor in a financial services business, a new production line in a manufacturing plant, a process modification in a refinery, or an office arrangement at an existing office building. These projects frequently require particular mechanical and electrical systems to meet special needs such as redundant power supply systems, special environmental controls, or high purity air systems. These projects are not typically dependent upon the new construction market; their demand is often prompted by the expiration of leases, changes in technology or changes in the customer's plant or office layout in the normal course of business.

 The Company also installs and maintains street, highway, bridge and tunnel lighting, traffic signals, computerized traffic control systems and signal and communication systems for mass transit systems in several metropolitan areas.
In addition, in the United States, the Company operates sheet metal fabrication facilities which manufacture and install sheet metal systems for both its own mechanical construction operations and for unrelated mechanical contractors. The Company also maintains welding and pipe fabrication shops for its own mechanical operations.

 In addition to mechanical and electrical construction services, the Company provides facilities management services which principally includes the testing, operation, maintenance and service of mechanical and electrical installations of customers under contracts ranging from one to several years, which vary widely in scope. These services frequently require a number of the Company's employees being permanently assigned to, and located at, the customer's building or facility being serviced, occasionally on a 24 hour basis. In the United Kingdom, the Company also provides a wide range of services including building maintenance, housekeeping, reprographics and catering services to customers, in addition to operation and maintenance of mechanical and electrical systems.
The facilities management business has expanded as customers seek to "outsource" services not specifically related to the core services or products its customers offer for sale. In addition, with the increase in privatization of government functions, particularly in the United Kingdom, private enterprise has been afforded the opportunity to operate, maintain, and often modernize and expand government facilities.

 Backlog. The Company had a backlog as of December 31, 1995 of approximately $1,060.7 million, exclusive of businesses sold or held for sale, compared with a backlog of approximately $1,046.4 million, exclusive of businesses sold or held for sale, as of December 31, 1994.

 Employees. The Company presently employs approximately 12,000 people, approximately 75% of whom are represented by various unions. The Company believes that its employee relations are generally satisfactory.

 Competition. The business in which the Company engages is extremely competitive. A majority of the Company's revenues are derived from jobs requiring competitive bids; however, an invitation to bid is often conditioned upon prior experience, technical capability and financial strength. The Company competes with national, regional and local companies. The Company believes that, at present, it is the largest provider of mechanical and electrical construction and facilities management services in the United States and Canada and one of the largest in the United Kingdom.

 Segment information relating to the geographic areas in which the Company operates is included in Note Q to the consolidated financial statements.

Businesses Held for Sale

 EMCOR is in the process of selling those of its subsidiaries generally not involved in mechanical and electrical construction and facilities management services. Its principal business held for sale is its water supply business conducted through its subsidiaries Jamaica Water Supply Company ("JWS") and Sea Cliff Water Company ("Sea Cliff").

 The Company owns all of the common stock of JWS and all the capital stock of Sea Cliff (sometimes referred to herein collectively as the "Water Companies"). The Water Companies are regulated public utilities that own and operate water supply systems on Long Island, New York. JWS is the largest investor-owned water utility in New York State, supplying water to a densely populated residential area of approximately 40 square miles in the Borough of Queens in The City of New York and in southwestern Nassau County, an area with an aggregate population of approximately 650,000. Sea Cliff supplies water to a four square mile area on the north shore of western Nassau County with a population of approximately 20,000. The business of the Water Companies consists of the purification, distribution and sale of water for residential and commercial purposes including water used for fire sprinkler systems service and public protection fire service.

 The Company has entered into agreements to sell substantially all of the assets of JWS and has entered into an agreement to sell all of the capital stock of Sea Cliff.

ITEM 2.PROPERTIES

 The operations of the Company are conducted primarily in leased properties. The following table lists the major facilities:

                                      Approximate        Lease Expiration
                                      Square Feet       Date, Unless Owned
                                      -----------       ------------------

CORPORATE HEADQUARTERS

101 Merritt Seven Corporate Park         15,725                4/8/00
Norwalk, Connecticut

OPERATING FACILITIES

1200 North Sickles Road                  29,000                 Owned
Tempe, Arizona

3208 Landco Drive                        49,875                4/30/96
Bakersfield, California

4462 Corporate Center Drive              41,400               12/31/00
Los Alamitos, California

4464 Alvarado Canyon Road                53,800               10/31/00
San Diego, California

9505 Chesapeake Drive                    44,000                1/30/01
San Diego, California

345 Sheridan Boulevard                   63,000                  Owned
Lakewood, Colorado

5697 New Peachtree Road                  27,200               11/30/98
Atlanta, Georgia

2100 South York Road                     77,700                1/09/00
Oak Brook, Illinois

2655 Garfield Road                       34,600                7/08/96
Highland, Indiana

3555 W. Oquendo Road                    100,000               11/30/98
Las Vegas, Nevada

111-01 14th Avenue                       77,000                2/28/06
College Point, New York

30 N. MacQuesten Parkway                 25,300               11/30/98
Mount Vernon, New York

111 West 19th Street                     27,200                5/31/98
New York, New York

                                      Approximate        Lease Expiration
                                      Square Feet       Date, Unless Owned
                                      -----------       ------------------
Two Penn Plaza
New York, New York                       57,200                2/01/06

165 Robertson Road
Ottawa, Ontario, Canada                  35,400                4/01/02

5550 Airline Road
Houston, Texas                           74,500                6/30/96

515 Norwood Road
Houston, Texas                           29,700            Month to Month

Canary Wharf
One Canada Square
London, U.K                              27,800               12/31/96

1574 South West Temple
Salt Lake City, Utah                     38,800               12/31/99

22930 Shaw Road
Sterling, Virginia                       32,600                7/31/99

109-D Executive Drive
Sterling, Virginia                       49,000                7/31/96


 The Company believes that all of its property, plant and equipment is well maintained, in good operating condition and suitable for purposes for which they are used.

 See Note L to the consolidated financial statements for additional information regarding lease costs. The Company believes there will be no difficulty either in negotiating the renewal of its real property leases as they expire or in finding other satisfactory space.

ITEM 3.  LEGAL PROCEEDINGS

NEW YORK COUNTY DISTRICT ATTORNEY INVESTIGATIONS

 In February 1995 as part of an investigation by the New York County District Attorney's office into the business affairs of Herbert Construction Company ("Herbert"), a general contractor that does business with the Company's subsidiary, Forest Electric Corporation ("Forest"), a search warrant was executed at Forest's executive offices. At that time, the Company was informed that Forest and certain of its officers are targets of the continuing investigation. Neither the Company nor Forest has been advised of the precise nature of any suspected violation of law by Forest or its officers. On July 11, 1995, Ted Kohl, a principal of Herbert, and DPL Interiors, Inc., a company allegedly owned by Kohl were indicted by a New York County grand jury for grand larceny, fraud, repeated failure to file New York City Corporate Tax Returns and related money laundering charges. Kohl was also charged with filing false personal income and earnings tax returns, perjury and offering false instruments for filing with the New York City School Construction Authority. In a press release announcing the indictment, the Manhattan District Attorney said that the investigation disclosed that Mr. Kohl allegedly received more than $7.0 million in kickbacks from subcontractors through a scheme in which he allegedly inflated subcontracts on Herbert's construction contracts. At a press conference following the indictment, the District Attorney announced that the investigation is continuing, and he expects further indictments in the investigation.

 Forest performs electrical contracting services primarily in the New York City commercial market and is one of EMCOR's largest subsidiaries.

DYNALECTRIC LITIGATION

 The Dynalectric Company, a subsidiary of the Company, ("Dynalectric") is a defendant in an action entitled Computran v. Dynalectric, et al., pending in
                                ------------------------  -------
Superior Court of New Jersey, Bergen County, arising out of its participation in a joint venture. In the action, which was instituted in 1988, the plaintiff, Computran, a participant in, and a subcontractor to, the joint venture, alleges that Dynalectric wrongfully terminated its subcontract, fraudulently diverted funds due it, misappropriated its trade secrets and proprietary information, fraudulently induced it to enter into the joint venture and conspired with other defendants to commit certain acts in violation of the New Jersey Racketeering Influence and Corrupt Organization Act. Dynalectric believes that Computran's claims are without merit and intends to defend this matter vigorously. Dynalectric has filed counterclaims against Computran. Discovery is ongoing; no trial date is scheduled.

LITIGATION REGARDING WARRANTS OF PARTICIPATION

 On September 26, 1994 certain holders of Warrants of Participation ("Warrants") that were issued pursuant to a Warrant Agreement dated June 15, 1969 by the Company's predecessor, Jamaica Water and Utilities, Inc. ("JWU"), commenced a declaratory judgment action against EMCOR's subsidiary Jamaica Water Securities Corp. ("JWSC") by filing a complaint in the Supreme Court of the State of New York, Westchester County, bearing the caption, Harold F. Scattergood, Jr., et
                                               ------------------------------
al, v. Jamaica Water Securities Corp. (Index No. 15992/94). On October 17, 1994,
-------------------------------------
an amended complaint was served adding additional plaintiffs.

 The plaintiffs sought a declaration that JWSC succeeded to the Company's obligations on the Warrants by reason of its 1977 acquisition of the Company's 96% stock interest in Jamaica Water Supply Company ("JWS"). The plaintiffs also claimed that certain events constituted a disposition of the assets of JWS which triggered the Warrants, obligating JWSC to issue shares of its own stock to plaintiffs. In the alternative, plaintiffs claimed that the December 31, 1994 expiration date of the Warrants should be extended for some indefinite period of time.

 By a Decision and Order, entered on June 22, 1995, the court granted the Company's motion to dismiss the plaintiffs' action holding that the assets of JWS had not been "disposed of" under the express terms of the Warrants prior to their stated expiration on December 31, 1994. The court also held that it lacked the power to rewrite the "clear and unambiguous provisions" of the Warrant Agreement to extend the December 31, 1994 deadline. The plaintiffs have appealed the court's decision.

CONDEMNATION PROCEEDING

 In September 1986, the State of New York enacted a law that requires The City of New York (the "City") to acquire by condemnation all of the property of JWS "constituting or relating to [its] water distribution system located in the City of New York" only in the event of a decision by a Supreme Court of the State of New York that the amount of compensation to be paid JWS for that system "shall be determined solely by the income capitalization method of valuation, based on the actual net income as allowed [to JWS] by the [New York State] public service commission". In addition, the law provides that if any court determines "that a method of compensation other than the income capitalization method be utilized, or if the proposed award is more than the [JWS] rate base of the [condemned] assets as utilized by the public service commission in setting rates", the City may withdraw the condemnation proceeding without prejudice or costs.

 In April 1988, the City instituted a proceeding in the Supreme Court of the State of New York, Queens County, pursuant to the 1986 statute. Subsequent to the trial, the Court requested that the parties address the constitutionality of the statute. After a joint post-hearing submission from JWS and the City contending that the statute was constitutional, the court, by decision dated June 21, 1993, dismissed the City's petition and held, inter alia, that "insofar as the legislature has directed this Court to make . . . a decision on valuation only prior to any taking through General City Law 20(2), that statute is unconstitutional", because such a decision would be advisory. Aware that a constitutional challenge to a nearly identical condemnation statute involving Saratoga County was pending in the appellate courts, neither JWS nor the City served a notice of entry of the dismissal order that would commence the period within which an appeal could be taken.

 On February 24, 1994, the New York Court of Appeals held the nearly-identical Saratoga County related statute to be constitutional. On April 6, 1994, a conference was held with the court pursuant to the City's request to reconsider its JWS decision in light of the Court of Appeals February 24, 1994 decision. At the April 6, 1994 conference, the court stated it would, as requested by the City, reconsider its June 21, 1993 decision. The court further stated that in the event it decided to withdraw its June 21, 1993 decision that it would then take the proceedings under further consideration.

 EMCOR cannot predict when or if the court will conduct further proceedings under the statute, what the decision of the court might be if it decides to value the JWS property, or the effect of the pending litigation on the ability to sell or the timing of the sale of JWS.

 However, as discussed above under Business - "Businesses Held for Sale", JWS and the City have entered into an agreement pursuant to which the City, by condemnation, would acquire JWS's New York City water distribution system. In addition, as discussed under Business - "Businesses Held for Sale", JWS and the Water Authority of Western Nassau County (the "Authority") have entered into an agreement (the "Nassau Agreement") pursuant to which the Authority, by condemnation, would acquire that portion of JWS' water distribution system which is located in Nassau County. Pursuant to the Nassau Agreement, the Authority has commenced a condemnation proceeding in the Supreme Court of the State of New York, Nassau County.

 In addition, the Company is involved in other legal proceedings and claims which have arisen in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 (a) On November 17, 1995 the Registrant held an annual meeting of stockholders.

 (b) At the annual meeting all of the seven directors of the Company stood for re-election, and each of them was re-elected for the ensuing year. Each of Messrs. Stephen W. Bershad, David A.B. Brown, Thomas D. Cunningham, Albert Fried, Jr., Malcolm T. Hopkins, and Kevin C. Toner received 7,520,122 votes, and Mr. Frank T. MacInnis received 7,519,580 votes. The only votes withheld were the 542 which did not vote for Mr. MacInnis. There were no broker non-votes.

 (c) (i) At the annual meeting the stockholders also voted upon and approved the adoption of an amendment to the Company's Restated Certificate of Incorporation which amended Article Fourth thereof now (i) to authorize the Company to issue, in addition to its authorized shares of New Common Stock, 1,000,000 shares of Preferred Stock, in such series and with such designations, powers, preferences, and rights as may be fixed from time to time by the Board of Directors of the Company for each series and (ii) to delete (x) certain provisions specifying the voting, dividend and liquidation rights of holders of Common Stock, the substance of which are provided for in the General Corporation Law of the State of Delaware and are, accordingly, not required to be included in the Company's Restated Certificate of Incorporation, (y) certain provisions regarding a prohibition on the issuance of non-voting equity securities which were required to be included therein by Section 1123(a)(b) of the Bankruptcy Code in order for the Company's Plan of Reorganization to be confirmed by the Bankruptcy Court, but which management believes are no longer applicable to the Company following its emergence from Chapter 11, and (z) certain provisions which were necessary to extinguish and cancel the outstanding shares of pre-petition common stock and preferred stock in accordance with the Plan of Reorganization, but which are no longer required to be included in the Restated Certificate of Incorporation.

 5,520,000 shares were voted in favor of adoption of the proposed amendment to the Restated Certificate of Incorporation, 982,550 shares were voted against adoption of the proposed amendment, and 264,130 shares abstained from voting thereon; there were 753,422 broker non-votes.

 (ii) In addition, the stockholders voted upon a proposal to approve the Company's 1994 Management Stock Option Plan (the "1994 Plan") which provides for the granting of incentive stock options and non-qualified stock options to key employees of the Company and its subsidiaries. 6,080,022 shares were voted in favor of approval of 1994 Plan, 436,973 shares were voted against approval of the 1994 Plan, and 261,132 shares abstained from voting thereon; there were 741,995 broker non-votes.

 (iii) The stockholders also voted upon a proposal to approve the Company's 1995 Non-Employee Directors' Non-Qualified Stock Option Plan (the "1995 Plan") which provides for automatic grants of non-qualified stock options to directors of the Company who are not also employees of the Company or a subsidiary, in consideration of the services of such directors to the Company. 6,243,590 shares were voted in favor of approval of the 1995 Plan, 273,805 shares were voted against approval of the 1995 Plan, and 260,732 shares abstained from voting thereon; there were 741,995 broker non-votes.

 (iv) The stockholders also voted upon a proposal to ratify the appointment by the Audit Committee of the Board of Directors of Arthur Andersen LLP, independent public accountants, as the Company's independent auditors for 1995. 7,516,321 shares were voted in favor of ratification, no shares were voted against ratification, and 3,801 shares abstained from voting thereon; there were no broker non-votes.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

 Frank T. MacInnis, Age 49; Chairman of the Board, President and Chief Executive Officer of the Company since April 18, 1994. From April 1990 to April 1994 Mr. MacInnis served as President and Chief Executive Officer, and from August 1990 to April 1994 as Chairman of the Board of Comstock Group, Inc., a nationwide electrical contracting company. From 1986 to April 1990, Mr. MacInnis was Senior Vice President and Chief Financial Officer of Comstock Group Inc. In addition, from 1986 to April 1994 Mr. MacInnis was also President of Spie Group Inc., which owns or owned Comstock Group Inc., Spie Construction Inc., a Canadian pipeline construction company, and Spie Horizontal Drilling Inc., a U.S. company engaged in under the water drilling for pipelines and communications cable.


 Sheldon I. Cammaker, Age 56; Executive Vice President and General Counsel of the Company for more than the past five years.


 Leicle E. Chesser, Age 49; Executive Vice President and Chief Financial Officer of the Company since May 1994. From April 1990 to May 1994 Mr. Chesser served as Executive Vice President and Chief Financial Officer of Comstock Group, Inc. and from 1986 to May 1994 he was also Executive Vice President and Chief Financial Officer of Spie Group Inc.


 Jeffrey M. Levy, Age 43; Executive Vice President of the Company since November 1994, Senior Vice President of the Company from December 1993 to November 1994 and Chief Operating Officer of the Company since February 1994. From May 1992 to December 1993, Mr. Levy was President and Chief Executive Officer of the Company's subsidiary EMCOR Mechanical/Electrical Services (East) Inc. From January 1991 to May 1992 Mr. Levy served as Executive Vice President and Chief Operating Officer of Lehrer McGovern Bovis, Inc., a construction management and construction company. From December 1984 to December 1990 Mr. Levy was Vice President of Stone & Webster Engineering Corporation which is engaged in the design and construction of power, industrial and petrochemical facilities.


 Joseph A. Gallo, Age 44; Senior Vice President of the Company since April 1993, a Vice President of the Company from November 1991 to April 1993, and Treasurer of the Company for more than the past five years.


 Mark A. Pompa, Age 31; Vice President and Controller of the Company since September 1994. From June 1992 to September 1994, Mr. Pompa was an Audit and Business Advisory Manager of Arthur Andersen LLP, an accounting firm, and from June 1988 to June 1992 Mr. Pompa was a Senior Accountant at that firm.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION

 The Company's New Common Stock has been traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "EMCG" since December 28, 1995. From December 15, 1994, the Effective Date of the Company's Plan of Reorganization, through December 27, 1995 the New Common Stock was traded in the over-the-counter market.

 The following table sets forth the high and low bid quotations (as reported in the "pink sheets" of the National Quotation Bureau, Inc.) for the New Common Stock for each calendar quarter during the period from January 6, 1995, when bid quotations were first readily available, through December 27, 1995. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. For the period commencing December 28, 1995, when the New Common Stock began trading on the Nasdaq Stock Market, through December 31, 1995, the following table sets forth high and low sales prices for the New Common Stock.


                                                        High         Low
                                                        -----       -----
        1995
        ----

        First Quarter (commencing January 6, 1995)      5 1/2       4

        Second Quarter                                  7 3/4       4 1/2
        Third Quarter                                   9           6 3/4
        Fourth Quarter (through December 27, 1995)      9 3/8       7

        December 28, 1995 through December 31, 1995     9 5/8       9 3/8


HOLDERS

 The number of holders of record of New Common Stock as of February 29, 1996 was 88 and the number of beneficial Stockholders was approximately 600 at that same date.

DIVIDENDS

 The Company did not pay dividends on its pre-petition common stock during 1994 or on its New Common Stock during 1994 or 1995, and it does not anticipate that it will pay any dividends on the New Common Stock in the foreseeable future. The Company's working capital credit facility and its Series A Notes prohibit the payment of dividends on the New Common Stock; the Company's Series C Notes provide that dividends are limited to 50% of consolidated net income (as defined) for the period from the Effective Date to the most recently ended fiscal quarter.

     ITEM 6.  SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)

 The following selected financial data has been derived from audited financial statements and should be read in conjunction with the consolidated financial statements, the related notes thereto and the reports of independent public accountants thereon, included elsewhere in this annual report on Form 10-K. The consolidated financial statements for the year ended December 31, 1992 were audited by Ernst & Young LLP whose report of independent public accountants thereon dated June 30, 1994 includes a disclaimer of opinion due to going concern considerations. A disclaimer of opinion due to going concern considerations nevertheless provides assurance that there were no limitations on the scope of the audit and that the accounting principles applied in the preparation of the consolidated financial statements are in conformity with generally accepted accounting principles. See Note A to the consolidated financial statements regarding the basis of presentation and the Company's emergence from bankruptcy.

INCOME STATEMENT DATA (a) (d)

                                  REORGANIZED
                                    COMPANY
                                                            PREDECESSOR COMPANY
                                  YEAR ENDED
                                 DECEMBER 31,              YEAR ENDED DECEMBER 31,
                                    1995         1994         1993          1992         1991
                                 ------------ ----------   ----------    ----------   ----------
Revenues                          $1,588,744   $1,763,961   $2,194,735    $2,404,577   $2,318,112
Gross profit                         143,147      156,372      151,177       243,854      344,551
Reorganization items                      --       91,318           --            --           --
(Loss) income
  from continuing operations
  including reorganization
  items                              (10,853)    (118,934)    (113,991)     (363,515)       4,712
Income (loss) from
  discontinued operations                 --       10,216       (9,087)     (253,230)      24,263
Extraordinary item  -
  gain on debt discharge                  --      413,249           --            --           --
Cumulative effect
  of change in method of
  accounting for:
  -Income taxes                           --           --            --        4,315           --
  -Post-employment
     benefits                             --       (2,100)           --           --           --
                                  ----------   ----------    ----------   ----------   ----------
Net (loss) income                 $  (10,853)  $  302,431    $ (123,078)  $ (612,430)  $   28,975
                                  ==========   ==========    ==========   ==========   ==========
Supplemental net
  (loss) income per share (b): -
  continuing operations               $(1.13)     $(12.62)
Discontinued operations                   --         1.08
Extraordinary  item -  gain on debt
 discharge                                --        43.85

Cumulative effect of change in
  method of accounting for:
    Post-employment
     benefits                             --        (0.22)
                                  ----------   ----------
Net (loss)income per
  share                              $(1.13)       $32.09
                                  ==========   ==========

BALANCE SHEET DATA (d)

                                    Reorganized Company                 Predecessor Company
                                     As of December 31,                  As of December 31,
                                     1995          1994            1993         1992         1991
                                 ----------      --------       ----------   ----------   ----------
Stockholders' equity
  (deficit)(c)                     $ 70,610      $ 81,130        $(302,262)  $ (175,979)  $  456,136
Total assets                        710,945       707,498          806,442      907,584    2,233,827
Net assets held for sale             61,969        55,401
Notes payable                        14,665         4,803              172        6,452      110,600
Borrowings under working
  capital credit lines               25,000        40,000               --           --           --
7% Senior Secured Notes              61,969        55,401               --           --           --
Long-term debt, including
  current maturities                 68,831        61,290            4,465        6,040      463,071
Debt in default                          --            --          501,007      501,007           --
Capital lease obligations             1,284         2,029            2,561        3,935       26,995
Redeemable preferred
  stock                                $ --          $ --             $ --         $ --       $5,242

(a) The income statement data for the year ended December 31, 1995 excludes the operating results of businesses held for sale since the operations of these businesses will only accrue to the benefit of holders of the notes issued by the Company's subsidiary SellCo Corporation after payment in full of the Company's Series A Notes and certain other obligations (See Note G and H to the consolidated financial statements). Income statement data has been reclassified for all periods presented prior to 1995 to reflect the Company's information services and water supply businesses as discontinued operations (See Note M to the consolidated financial statements).

(b) Historical per share data for periods prior to December 31, 1994 have not been presented as it is not meaningful since the Company has been recapitalized and adopted Fresh-Start Accounting as of December 31, 1994.

(c) No cash dividends on the Company's common stock have been paid during the past five years.

(d) Selected financial data for periods as of and after the adoption of Fresh-Start Accounting are not comparable to selected financial data of periods presented prior to December 31, 1994 and have been separated by a black line.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 JWP INC. emerged from Chapter 11 of the United States Bankruptcy Code on December 15, 1994 (the "Effective Date") and changed its name to EMCOR Group, Inc. ("EMCOR" or the "Company"). The Company reorganized pursuant to its Third Amended Joint Plan of Reorganization dated August 9, 1994, as amended (the "Plan of Reorganization"), and proposed by the Company and its subsidiary SellCo Corporation ("SellCo"). Under the Plan of Reorganization, pre-petition creditors of the Company (other than holders of subordinated debt) received certain notes of EMCOR and SellCo and substantially all of the newly issued shares of common stock of EMCOR (the "New Common Stock"). The pre-petition holders of the Company's subordinated debt, common and preferred stock and warrants of participation received warrants to purchase New Common Stock in exchange for their debt and equity interests.

 The Company's results of operations and financial condition as of and for the year ended December 31, 1995 reflect the adoption of the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The Company has accounted for its reorganization by using the principles of Fresh-Start Accounting as required by SOP 90-7. For accounting purposes, the Company assumed that the Plan of Reorganization was consummated on December 31, 1994. Under the principles of Fresh-Start Accounting, the Company's total net assets were recorded at their assumed reorganization value, with the reorganization value allocated to identifiable assets on the basis of their estimated fair value. The primary valuation methodology employed by the Company, with the assistance of its financial advisors to determine the reorganization value of the Company, was a net present value approach. The valuation was based on the Company's forecasts of unleveraged, after-tax cash flows calculated for each year over the four-year period from 1994 to 1997, capitalizing projected earnings before interest, taxes, depreciation and amortization at multiples ranging from 3 to 10 selected to value earnings and cash flows beyond 1997, and discounting the resulting amounts to present value at rates ranging from 10% to 30% selected to approximate the Company's projected weighted average cost of capital. The excess of reorganization value over the value of identifiable assets of $5.0 million is included in the Consolidated Balance Sheets as of December 31, 1995 and 1994 in Other Assets as "Miscellaneous" and is being amortized over 15 years.

 As a result of the implementation of Fresh-Start Accounting, the consolidated financial statements of the Company for periods subsequent to consummation of the Plan of Reorganization will not be comparable to the Company's consolidated financial statements for prior periods. Accordingly, a black line has been used to separate the consolidated financial statements of the Company after the consummation of the Plan of Reorganization from those of the Company prior to the consummation of the Plan of Reorganization. The operating results of businesses held for sale have been excluded from the consolidated financial statements for the year ended December 31, 1995 since the operations of these businesses will only accrue to the benefit of the holders of the notes issued by the Company's subsidiary SellCo after payment in full of the Company's Series A Notes and certain other obligations (See Note G and H to the consolidated financial statements) and the operating results substantially offset interest accrued on the Company's Series A Notes which interest has been recognized within the caption "Net assets held for sale" in the Consolidated Balance Sheet as of December 31, 1995.

RESULTS OF OPERATIONS:   YEAR ENDED DECEMBER 31, 1995 COMPARED TO  YEAR ENDED
DECEMBER 31, 1994

 Revenues for the years ended December 31, 1995 and 1994 were $1,588.7 million and $1,595.0 million, respectively, exclusive of $169.0 million attributable to businesses held for sale or sold in 1994. Net loss for the year ended December 31, 1995 was $10.9 million or $1.13 per share compared to net income of $302.4 million or $32.09 per share for the year ended 1994. Net income for 1994 includes an extraordinary item for the gain on debt discharge of $413.2 million as well as a charge for the required adoption of Financial Accounting Standards No. 112, "Employers' Accounting for Post-employment Benefits" ("SFAS 112") of $2.1 million. In addition, net income for 1994 includes charges for reorganization items totaling $91.3 million consisting of professional fees of $12.5 million and fresh-start adjustments of $78.8 million to record the Company's assets and liabilities at fair value in accordance with the adoption of Fresh-Start Accounting as prescribed by SOP 90-7. Net income for the year ended December 31, 1994 includes income from discontinued operations of $10.2 million as well as a loss of $13.7 million attributable to other businesses held for sale or sold.

 Loss from continuing operations before reorganization items, income taxes, extraordinary items and cumulative effect of accounting change was $9.9 and $27.9 million for the years ended December 31, 1995 and

1994, respectively. The 1995 loss includes $14.8 million of net interest expense associated with borrowings outstanding during 1995 under the Company's New Credit Agreements (hereafter defined) compared to $2.5 million in 1994 which amount excluded interest on debt in default which the Company ceased accruing in December 1993. In addition the 1995 loss includes a third quarter loss of $0.9 million associated with the disposition of a subsidiary engaged in the installation of industrial boilers. The 1994 loss reflects, among other things: a gain of $1.9 million for the settlement of a construction claim; a net gain of $1.2 million on the sale of certain businesses; a loss of $13.7 million attributable to other businesses held for sale or sold; a loss of $4.5 million due to the write-down of an investment; a loss of $10.8 million attributable to job write-downs and provisions for loss contingencies on certain industrial and municipal projects; a loss of $1.4 million for lender fees associated with the Company's new working capital and debtor-in-possession credit facilities; and a loss of $0.6 million for severance of certain employees. The losses associated with job write-downs in 1994 were primarily attributable to adverse weather conditions, inadequate estimating of job costs and labor problems.

 The Company generated operating income of $5.9 million for the year ended December 31, 1995 compared with an operating loss of $22.2 million for the year ended December 31, 1994, inclusive of $13.7 million of operating losses attributable to businesses held for sale or sold. The increase in operating income is attributable to: a $41.3 million reduction in selling, general and administrative ("SG&A") expenses, inclusive of $30.6 million of SG&A expenses attributable to businesses held for sale or sold, as a result of the implementation of the Company's cost reduction plans; an increase in gross profit in absolute dollars ($3.7 million) and as percentage of revenue attributable to successful completion and close out of lower margin pre-emergence contracts as well as higher profitability of post-emergence contracts completed or currently in process, exclusive of $16.9 million of gross profit attributable to businesses held for sale or sold in 1994. Professional fees associated with the bankruptcy proceeding are classified as "Reorganization Items" in the 1994 Consolidated Statement of Operations. Net interest expense for the year ended December 31, 1995 was $14.8 million compared to $2.5 million in the year earlier period. The Company ceased accruing interest on debt in default in December 1993 upon the filing of an involuntary bankruptcy petition against the Company. Accordingly, no interest expense on debt in default is included in the Consolidated Statement of Operations for the year ended December 31, 1994.

MECHANICAL AND ELECTRICAL CONSTRUCTION SERVICES AND FACILITIES MANAGEMENT
SERVICES

 Revenues of the mechanical and electrical construction and facilities management services business units for the year ended December 31, 1995 were $1,588.7 million compared to $1,595.0 million for the year ended December 31, 1994, exclusive of $169.0 million attributable to businesses held for sale or sold. Operating income of these business units (before deduction of general corporate and other expenses discussed below) for the year ended December 31, 1995 was $21.6 million compared to an operating loss of $6.4 million, inclusive of $13.7 million of operating loss attributable to businesses held for sale or sold, for the year ended December 31, 1994. In connection with the Company's restructuring plan adopted in connection with its Plan of Reorganization, certain mechanical and electrical business units have been sold or identified for sale. The operating results of these units are excluded from operating results for the year ended December 31, 1995.

 Revenues for the year ended December 31, 1995 relating to business units which the Company plans to retain remained substantially unchanged compared with the year earlier period. While 1995 revenues of business units operating in the Eastern United States and Central United Kingdom increased due to improved economic conditions, this increase was offset by decreased revenues in the Midwestern and Western regions of the United States, Canada, Northern and Southern parts of the United Kingdom due to, among other things, continuing poor market conditions and downsizing.

 Selling, general and administrative expenses, excluding general corporate and other expenses, for the years ended December 31, 1995 and 1994 were $121.6 million and $162.8 million, respectively. The 1994 SG&A expenses include $132.3 million attributable to the continuing electrical and mechanical construction and facilities management services companies. The decrease in SG&A expenses was attributable to cost cutting and downsizing.

 At December 31, 1995, the mechanical and electrical construction and facilities management services business backlog was approximately $1,060.7 million compared to approximately $1,046.4 million at December 31, 1994, exclusive of businesses sold or held for sale. The Company's backlog in the United States increased by $43.1 million between December 31, 1994 and December 31, 1995, whereas its backlog in Canada and the United Kingdom decreased by $18.3 million and $10.5 million, respectively, during that same period. The decline in

Canadian backlog is principally attributable to the downsizing of the Canadian operations, while the United Kingdom decline is attributable to poor market conditions.

GENERAL CORPORATE AND OTHER EXPENSES

 General corporate expenses for the years ended December 31, 1995 and 1994 were $15.7 million and $28.3 million, respectively, inclusive of $12.5 million of legal and other professional fees incurred in connection with the Company's reorganization in 1994. The higher amount of general corporate expenses, exclusive of legal, consulting and other professional fees, in 1994 is attributable to debt issuance costs related to the Company's debtor-in-possession credit facility ("DIP Loan"), severance paid to terminated employees and insurance costs.

NET ASSETS HELD FOR SALE

 The operating results of businesses held for sale, which included the Company's water supply business classified as discontinued operations prior to the consummation of the Plan of Reorganization, have been excluded from the consolidated financial statements for the year ended December 31, 1995 since the operation of these businesses will only accrue to the benefit of the holders of notes issued by SellCo after payment in full of the Company's Series A Notes and certain other obligations (See Note G and H to the consolidated financial statements). Businesses held for sale are recorded in the accompanying Consolidated Balance Sheets at the lower of cost or estimated net realizable value and are classified as current based on their estimated disposition dates.

 Agreements for the sale of substantially all the assets of the Company's principal water supply subsidiary, Jamaica Water Supply Company ("JWS"), have been executed and an agreement for the sale of all of the capital stock of Sea Cliff Water Company ("Sea Cliff"), the Company's other water supply subsidiary, has also been executed.

RESULTS OF OPERATIONS:   YEAR ENDED DECEMBER 31, 1994 COMPARED TO  YEAR ENDED
DECEMBER 31, 1993

 Revenues for the years ended December 31, 1994 and 1993 were $1,764.0 million and $2,194.7 million, respectively. Net income for the year ended December 31, 1994 was $302.4 million or $32.09 per share compared to a net loss of $123.1 million for the year ended 1993. Net income for 1994 includes an extraordinary item for the gain on debt discharge of $413.2 million as well as a charge for the required adoption of SFAS 112 of $2.1 million. In addition, net income for 1994 includes charges for reorganization items totaling $91.3 million consisting of professional fees of $12.5 million and fresh-start adjustments of $78.8 million to record the Company's assets and liabilities at fair value in accordance with the adoption of Fresh-Start Reporting as prescribed by SOP 90-7.

 Income from discontinued operations was $10.2 million for the year ended December 31, 1994 compared to a loss of $9.1 million for the year ended December 31, 1993. The loss from discontinued operations for the year ended December 31, 1993 reflects a charge of $8.1 million related to an adjustment in the carrying value of liabilities as a result of the bankruptcy filing under Chapter 7 of the U.S. Bankruptcy Code by the Company's subsidiary that formerly carried on the Company's U.S. information services business. The loss from discontinued operations in 1993 also includes a charge of $7.4 million to write down the net assets of the Company's water supply business to estimated net realizable value, as determined with the assistance of the Company's financial advisors, in connection with the Company's reinstatement of its plan of disposition in early 1994.

 Loss from continuing operations before reorganization items, income taxes, extraordinary items and cumulative effect of accounting change was $27.9 million for the year ended December 31, 1994. The loss includes: a gain of $1.9 million for the settlement of a construction claim; a net gain of $1.2 million on the sale of certain businesses; a loss of $4.5 million due to the write-down of an investment; a loss of $10.8 million attributable to job write-downs and provisions for loss contingencies on certain industrial and municipal projects; a loss of $1.4 million for lender fees associated with the Company's new working capital and debtor-in-possession credit facilities; and a loss of $0.6 million for severance of certain employees. The losses associated with job write-downs were primarily attributable to adverse weather conditions, inadequate estimating of job costs and labor problems. The loss from continuing operations before income taxes for the year ended December 31, 1993 was $114.7 million which includes $50.2 million of interest expense primarily for interest at default rates on debt in default.

 The Company ceased accruing interest on debt in default in December 1993 upon the filing of an involuntary bankruptcy petition against the Company. Accordingly, no interest expense on debt in default is included in the Consolidated Statement of Operations for the year ended December 31, 1994. The Company incurred an operating loss of $22.2 million for the year ended December 31, 1994 compared with an operating loss of $65.5 million for the year ended December 31, 1993. The operating loss for 1993 includes a $38.5 million provision for estimated losses on uncompleted construction contracts and approximately $12.0 million of legal, consulting and other professional fees arising from shareholder litigation and debt restructuring efforts. Professional fees associated with the bankruptcy proceedings are classified as Reorganization Charges in the 1994 Consolidated Statement of Operations.

MECHANICAL AND ELECTRICAL CONSTRUCTION SERVICES AND FACILITIES MANAGEMENT
SERVICES

 Revenues of the mechanical and electrical construction and facilities management services business units for the year ended December 31, 1994 decreased by 19.6% to $1,764.0 million from $2,194.7 million for the year ended December 31, 1993. Operating losses of this business (before deduction of general corporate and other expenses discussed below) for the years ended December 31, 1994 and 1993 were $6.4 million and $39.1 million, respectively. In connection with the Company's restructuring plan, certain mechanical and electrical construction services business units have been sold or identified for sale. The operating results of these units are included in the operating results discussed herein. Revenues of the mechanical and electrical construction services units sold or held for sale for the years ended December 31, 1994 and 1993 were $169.0 million and $354.6 million, respectively. Such units incurred an operating loss of $13.7 million for the year ended December 31, 1994 compared to an operating loss of $13.8 million for 1993.

 The decrease in revenues for the year ended December 31, 1994 was partially attributable to the disposition of certain businesses held for sale and the downsizing of certain other businesses. Revenues for the year ended December 31, 1994 relating to businesses which the Company plans to retain decreased by approximately 13% when compared to 1993. This decrease resulted primarily from those business units operating in the Western and Midwestern United States and in Eastern Canada. In 1994 these units experienced difficulties in obtaining new construction contracts because of, among other things, continued poor market conditions and the inability of the Company's subsidiary Dynalectric Specialty Contractors, Inc. ("Dyn") and its subsidiaries to obtain surety bonds to secure new work because their surety bonding company ceased to engage, as of January 1, 1994, in the business of issuing surety bonds. Another surety bonding company began providing them with bonds in November 1994.

 The operating results for the years ended December 31, 1994 and 1993 reflect, among other things, the continued negative impact of the recession in the construction industry and oversupply in the commercial real estate market which caused intense competition for new commercial work. As a result of the reduction of work in the commercial real estate market, many of the Company's mechanical and electrical construction services business units pursued and secured work in the institutional and public works markets, typically for federal, state and municipal government agencies. This work was often characterized by lower margins and different contract practices than in the commercial real estate market. In addition, the continued recession in the construction industry resulted in lower margins on all available work than had been the case in previous years. Certain of these business units had limited experience in institutional and public works projects, and, as a result, incurred losses, particularly on certain large, long-term projects. Operating margins in 1994 and 1993 were also adversely affected by the continuing recessions in the United Kingdom and Canada.

 SG&A expenses, excluding general corporate and other expenses, for the years ended December 31, 1994 and 1993 were $162.8 million and $190.3 million, respectively. The amount of SG&A expenses for 1994 was lower than 1993 SG&A expenses as a result of the implementation of the Company's downsizing plans and the disposition of certain businesses.

 At December 31, 1994, the mechanical and electrical construction and facilities management services business backlog was approximately $1,145.3 million compared to approximately $1,045.4 million at December 31, 1993. Such backlog included $1,046.4 million at December 31, 1994 and $946.8 million at December 31, 1993 relating to companies which the Company intended to retain. The Company's backlog in the United States declined by $60.9 million between December 31, 1993 and December 31, 1994, whereas its backlog in the United Kingdom and Canada increased by $145.7 million and $22.5 million, respectively, during that same period. The Company's United Kingdom and Canadian subsidiaries received major long-term contracts during the second and third quarters of 1994. During the year ended December 31, 1994, the Company experienced a reduction in backlog in the Western region of the United States. The decline of backlog in the United States was attributable to the downsizing of the Company's operations, the Company's weakened financial condition which adversely affected its ability to obtain new surety bonds and contracts and the inability of Dyn and Dyn subsidiaries to obtain surety bonds during most of 1994. In addition, during 1994 the Company's surety bonding companies reviewed and continue to review requests for surety bonds on a case-by-case basis.

GENERAL CORPORATE AND OTHER EXPENSES

 General corporate expenses for the years ended December 31, 1994 and 1993 were $28.3 million, inclusive of legal and other professional fees of $12.5 million incurred in connection with the Company's reorganization in 1994, and $26.4 million, inclusive of $12.0 million related to legal, consulting and other professional fees arising from shareholder litigation, the debt restructuring and the restatement of the Company's 1991 and 1990 financial statements, respectively. The higher amount of general corporate expenses, exclusive of legal, consulting and other professional fees, in 1994 is attributable to debt issuance costs related to the Company's debtor-in-possession credit facility during its Chapter 11 proceeding and new working capital credit facility, severance paid to terminated employees and an increase in insurance costs. Net interest expense for the year ended December 31, 1994 was $2.5 million compared to $50.2 million in the year earlier period. The Company ceased accruing interest related to debt in default on December 21, 1993, the date on which an involuntary bankruptcy petition was filed against the Company.

DISCONTINUED OPERATIONS

 In April 1992, the Company announced its intention to sell its water supply business. However, in July 1993, the Company's Board of Directors decided not to proceed with the sale due to the then pending rate related proceedings and litigation. In December 1993, JWS entered into an agreement that became effective on February 2, 1994, upon approval by the New York State Public Service Commission, with respect to rate related proceedings and litigation thereby eliminating significant uncertainties relating to the Company's water supply business. Accordingly, the Company reinstated its plan of divestiture in the first quarter of 1994 and retained investment bankers to assist in the sale of its water supply business. Agreements for the sale of substantially all the assets of JWS have been executed and an agreement for the sale of all of the capital stock of Sea Cliff has also been executed. The consolidated financial statements reflect the water supply business as a discontinued operation for all periods presented prior to 1995.

 In 1993 the Company sold substantially all of its information services businesses.

 Revenues and income from discontinued operations, excluding the $20.4 million loss from the sale of its information services businesses during 1993, for the years ended December 31, 1994 and 1993 were as follows (in thousands):

                             1994           1993
                                 (UNAUDITED)
                            ----------------------
Revenues:
Water Supply                $64,993       $ 66,755
Information Services             --        876,700
                            -------       --------
                            $64,993       $943,455
                            =======       ========
Net Income:
Water Supply                $10,216       $ 11,427
Information Services             --           (164)
                            -------       --------
                            $10,216       $ 11,263
                            =======       ========

 The water supply business operating results are impacted by seasonal factors. Its revenues are generally higher in the second and third quarters which reflects the warmer weather conditions in the Northeast United States.

LIQUIDITY AND CAPITAL RESOURCES

 The Company's consolidated cash balance increased by $0.5 million from $52.5 million at December 31, 1994 to $53.0 million at December 31, 1995. The December 31, 1995 cash balance includes $5.8 million in foreign bank accounts and $25.0 million borrowed under the New Credit Agreements referred to below as compared to $3.0 million and $40.0 million, respectively, at December 31, 1994. The bank accounts of the Company's foreign subsidiaries and Dyn and Dyn subsidiaries are only available to support their respective operations.

The positive cash flow provided by operations of approximately $10.7 million in 1995 was principally due to management of accounts receivable collections and of payments of vendors.

 Pursuant to the Plan of Reorganization, the Company and its wholly-owned subsidiary SellCo issued, or reserved for issuance, four series of notes (the "New Notes") and 9,424,083 shares of stock of the Company's New Common Stock (constituting 100% of outstanding shares as of the Effective Date) to pre-petition creditors of the Company, other than holders of the Company's pre-petition subordinated debt, in settlement of their pre-petition claims and to Belmont Capital Partners II, L.P. ("Belmont"), which provided a debtor-in-possession credit facility ("DIP Loan"), in payment of additional interest under the terms of the DIP Loan. The entire $11.9 million principal amount of Series B Notes, a series of the New Notes, and approximately $4.1 million principal amount of Series A Notes, a series of the New Notes, were redeemed on the Effective Date with the net cash proceeds derived from the sale of certain of the Company's subsidiaries, the stock of which would have been pledged as part of the collateral securing the Series B Notes had such subsidiaries not been sold (and an additional $600,000 of such proceeds were reserved for prepayment of certain of the Series A Notes which have been reserved for issuance in respect of disputed and unliquidated claims). It is contemplated that, subject to the rights of the lenders under the Company's New Credit Agreements, discussed below, to receive the first $15.0 million of proceeds of the sale of stock or assets of the Company's water supply subsidiaries, JWS and Sea Cliff (collectively, the "Water Companies"), the balance of the Series A Notes will be prepaid with the net cash proceeds (as defined) derived from the sale of subsidiaries of SellCo ("Net Sales Proceeds"), including the Water Companies, and five other non-core subsidiaries pledged as collateral for the Series A Notes (the "Other Non-Core Subsidiaries') and that the SellCo Notes, a series of the New Notes, will only be paid from and to the extent of any remaining Net Sales Proceeds of SellCo's subsidiaries and the proceeds of a $5.5 million promissory note issued by the Company to SellCo pursuant to the Plan of Reorganization (the "EMCOR Supplemental SellCo Note"). Interest on the EMCOR Supplemental SellCo Note is payable on maturity.

 On December 14, 1994, the Company and certain of its subsidiaries entered into two credit agreements (the "New Credit Agreements") with Belmont and other lenders providing the Company and certain of its subsidiaries with working capital facilities of up to an aggregate of $45.0 million which became available upon the Effective Date. The MES Credit Agreement, one of the New Credit Agreements, is among the Company, its subsidiary, MES Holdings Corporation ("MES"), substantially all of the U.S. subsidiaries of MES, as guarantors, and the lenders and provides the Company and MES with loans in an aggregate amount of up to $35.0 million. The Dyn Credit Agreement, the other New Credit Agreement is among the Company, Dyn, Dyn's subsidiaries, as guarantors, and the lenders and provides Dyn with loans in an aggregate amount of up to $10 million. All the loans bear interest on the principal amount thereof at the rate of 15% per annum and mature on June 14, 1996.

 The loans under the MES Credit Agreement are guaranteed by most of the U.S. subsidiaries of MES and are secured by, among other things, substantially all of the assets of the Company, MES and most of its U.S. subsidiaries, including their respective accounts receivable, inventories, general intangibles and equipment and the capital stock of the U.S. MES subsidiaries (as defined) (but not the stock of MES, Dyn, SellCo, SellCo's subsidiaries or the five Other Non-Core Companies) and the proceeds of the sale of stock or assets of the Water Companies to the extent of the first $15.0 million of such proceeds, subject to the rights to such proceeds of the lenders under the Dyn Credit Agreement. The Dyn loans are guaranteed by the Dyn subsidiaries and are secured by substantially all of the assets of Dyn and the Dyn subsidiaries, including their respective accounts receivable, inventories, general intangibles and equipment and the capital stock of Dyn and the Dyn subsidiaries and the proceeds of the sale of stock or assets of the Water Companies to the extent of the first $15.0 million of such proceeds, subject to the rights to such proceeds of the lenders under the MES Credit Agreement. The Dyn loans are also secured by the collateral securing the MES loans, subject to the rights to such collateral of the lenders under the MES Credit Agreement.

 The proceeds of the MES loans under the MES Credit Agreement were used to repay amounts outstanding under the DIP Loan and pay fees and expenses in connection with the MES Credit Agreement and the Plan of Reorganization and the balance is being used for the general working capital of MES, the MES subsidiaries and the Company. The proceeds of the Dyn loans were used to pay fees and expenses in connection with the Dyn Credit Agreement and is being used for the general working capital of Dyn and the Dyn subsidiaries.

 Each of the New Credit Agreements, which expire on June 14, 1996, contain various affirmative and negative covenants. The negative covenants limit the ability of the Company, MES, Dyn and their respective subsidiaries' to take certain actions without the lenders' approval. Such actions include, among other things: (i) merger or consolidation, (ii) incurrence of indebtedness, (iii) placing of liens upon their property, (iv) making of loans, investments or guarantees and (v) transfer of assets. The negative covenants require MES, Dyn and their subsidiaries to maintain their backlogs and work-in-progress at not less than specified levels and to prevent their losses from operations from exceeding specified amounts in any month. The MES Credit Agreement also requires the Company, MES and its subsidiaries, and Dyn and its subsidiaries to maintain certain financial coverage ratios. Borrowings outstanding as of December 31, 1995 under the MES Credit Agreement and Dyn Credit Agreement were $25.0 million and $0, respectively.

 In June 1995, the Company's Canadian subsidiary, Comstock Canada Limited ("Comstock Canada"), entered into a credit agreement providing for an overdraft facility of up to Canadian $2.0 million. The facility is secured by certain assets of Comstock Canada and deposit instruments of a Canadian subsidiary of the Company. The facility provides for interest at the bank's prime rate (7.5% at December 31, 1995) plus .75% and expires on June 30, 1996. As of December 31, 1995, Comstock Canada had no borrowings outstanding under this credit facility.

 In September 1995, a number of the Company's United Kingdom subsidiaries renegotiated and renewed a demand credit facility with a United Kingdom bank for a credit line of Brit. Pound 17.1 million (approximately U.S. $26.6 million). The credit facility consists of the following components with the individual credit limits as indicated: an overdraft line of up to Brit. Pound 9.0 million (approximately U.S. $14.0 million); a facility for the issuance of guarantees, bond and indemnities of up to Brit. Pound7.3 million (approximately U.S. $11.3 million); and other credit facilities of up to Brit. Pound 0.8 million (approximately U.S. $1.3 million). The facility is secured by substantially all of the assets of the Company's principal United Kingdom subsidiaries. The overdraft facility provides for interest at the bank's base rate, as defined (6.5% as of December 31, 1995), plus 3% on the first Brit. Pound 5.0 million of borrowings and at the bank's base rate plus 4% for borrowings over Brit. Pound
5.0 million. This credit facility, as amended, expires June 30, 1996.

 As of December 31, 1995, the Company's United Kingdom subsidiaries had utilized approximately $23.0 million of the credit facilities as follows: approximately $13.4 million of borrowings under the overdraft line, approximately $8.3 million for the issuance of guarantees and approximately $1.3 million under other credit facilities.

 The Company is actively seeking to replace or extend its existing credit facilities that expire in 1996.

 On November 4, 1994, JWS and Sea Cliff entered into a credit agreement providing for a credit facility to JWS of $17.9 million and for a credit facility to Sea Cliff of $2.1 million at an interest rate based upon either prime rate, LIBOR plus 5/8% or bid rate, as those terms are defined in the credit agreement. These borrowings are reflected as current liabilities in the condensed consolidated balance sheet relating to discontinued operations (the water supply business) and other businesses held for sale which is presented in Note N to the consolidated financial statements. This credit agreement was extended from November 4, 1995 to May 3, 1996. During the period from November 4, 1995 to May 3, 1996, the Company's borrowings are limited to $12.0 million for JWS. JWS' obligations under the credit agreement become due and payable on the earlier of (a) May 3, 1996, (b) the tenth business day following any disposition by JWS outside the ordinary course of business of assets with an aggregate value in excess of $5,000,000. Sea Cliff's obligations under the credit agreement become due and payable on the earlier of (a) May 3, 1996 or (b) the tenth business day following any disposition by JWS outside the ordinary course of business of assets with an aggregate fair market value in excess of $5,000,000, (c) a distribution by JWS to its stockholders of the proceeds of such disposition, or (d) a disposition by Sea Cliff outside the ordinary course of business of assets with an aggregate fair market value in excess of $50,000.

 As reported in the Company's Report on Form 8-K, dated February 29, 1996, an aggregate majority of principal amount of the outstanding Series A Notes and an aggregate majority of principal amount of the outstanding Series C Notes, consented to the Company's proposed amendments to the Series A Indenture and Series C Indenture under which the Series A Notes and the Series C Notes, respectively, were issued. The amendments (i) will reduce the ratio required to be maintained by the Company and certain of its subsidiaries under a Consolidated Fixed Charge Coverage Ratio (the "Ratio"), as defined, contained in each of the Indentures and (ii) will exclude from the Ratio calculation certain non-cash interest payments which are payable by the issuance of additional Series A Notes and Series C Notes.

 The Company has no significant plans or commitments for capital expenditures outside of those required for normal operations. Such expenditures are anticipated to be funded by cash generated through continuing operations.

 The Company believes that projected cash flow from operations combined with the available funds under the MES and Dyn Credit Agreements and any successor credit facility, will provide sufficient liquidity to meet the Company's operating, capital and scheduled debt service requirements through at least 1996. Factors supporting this belief include the terms of the New Notes, including the interest and amortization payment terms, and the contemplated prepayment of certain of the New Notes from the proceeds of sales of subsidiaries held for sale.

CERTAIN INSURANCE MATTERS

 Since October 1992, neither the Company nor its indirect wholly-owned captive insurance subsidiary has been able to obtain additional letters of credit to secure their insurance obligations, and, as a result they have been required to make cash collateral deposits to an unrelated insurance company. The deposits totaled $30.8 million and $37.6 million as of December 31, 1995 and 1994, respectively, and are classified as a long-term asset in the accompanying Consolidated Balance Sheets under the caption "Insurance cash collateral" in Other Assets. The Company expects to continue to be required to post cash collateral or letters of credit for insurance claims.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       EMCOR GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                 REORGANIZED COMPANY
                                                     DECEMBER 31,
                                               -----------------------
                                                 1995           1994
                                               --------       --------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                      $ 53,007       $ 52,505
Accounts receivable, less allowance for
 doubtful accounts of $14,892 and
 $19,820, respectively                          435,974        438,958
Costs and estimated earnings in excess
 of billings on uncompleted contracts            65,551         52,347
Inventories                                       8,031          6,910
Prepaid expenses and other                        8,365          8,115
Net assets held for sale                         61,969         55,401
                                               --------       --------
Total current assets                            632,897        614,236

INVESTMENTS, NOTES AND OTHER
  LONG-TERM RECEIVABLES                           4,684          6,122

PROPERTY, PLANT AND EQUIPMENT, NET               27,137         33,670

OTHER ASSETS:
Insurance cash collateral                        30,812         37,577
Funds held in escrow                              8,271          8,649
Miscellaneous                                     7,144          7,244
                                               --------       --------

                                                 46,227         53,470
                                               --------       --------

TOTAL ASSETS                                   $710,945       $707,498
                                               ========       ========


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                       EMCOR GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                REORGANIZED COMPANY
                                                     DECEMBER 31,
                                               -----------------------
                                                 1995           1994
                                               --------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable                                  $ 14,665       $  4,803
Borrowings under working capital credit          25,000         40,000
 lines
Current maturities of long-term debt
 and capital lease obligations                    1,875          2,089
7% Senior Secured Notes (Series A)               61,969         55,401
Accounts payable                                224,002        219,564
Billings in excess of costs and
 estimated earnings on
  uncompleted contracts                         113,590        115,567
Accrued payroll and benefits                     38,928         38,914
Other accrued expenses and liabilities           45,445         45,660
                                               --------       --------

Total current liabilities                       525,474        521,998

LONG-TERM DEBT                                   68,240         61,230

OTHER LONG-TERM OBLIGATIONS                      46,621         43,140

STOCKHOLDERS' EQUITY:
Preferred Stock, $.10 par value,
 1,000,000 shares                                    --             --
  authorized, zero issued and
   outstanding
Common Stock, $.01 par value,
 13,700,000 shares and 9,424,083
  authorized, 9,424,706 shares issued
   and outstanding, respectively                     94             94
Warrants                                          2,179          2,179
Capital surplus                                  78,863         78,857
Cumulative translation adjustment                   327             --
Accumulated deficit                             (10,853)            --
                                               --------       --------

Total stockholders' equity                       70,610         81,130
                                               --------       --------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                         $710,945       $707,498
                                               ========       ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                       EMCOR GROUP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31,
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  REORGANIZED     PREDECESSOR COMPANY
                                                    COMPANY
                                                     1995           1994         1993
                                                  -----------   ----------   ----------
REVENUES                                           $1,588,744   $1,763,961   $2,194,735
COSTS AND EXPENSES:
Cost of sales                                       1,445,597    1,607,589    2,043,558
Selling, general and administrative                   137,254      178,575      216,709
                                                   ----------   ----------   ----------
                                                    1,582,851    1,786,164    2,260,267
                                                   ----------   ----------   ----------

OPERATING INCOME (LOSS)                                 5,893      (22,203)     (65,532)

Interest expense                                      (17,453)      (3,867)     (51,075)
Interest income                                         2,633        1,391          888
Net (loss) gain on businesses sold or                    (926)       1,183        1,028
 held for sale
Loss on investment                                         --       (4,452)          --
                                                   ----------   ----------   ----------

LOSS FROM CONTINUING OPERATIONS BEFORE
  REORGANIZATION ITEMS, INCOME TAXES,
  EXTRAORDINARY ITEM AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE                          (9,853)     (27,948)    (114,691)
                                                   ----------   ----------   ----------

REORGANIZATION ITEMS:
  Professional fees                                        --      (12,535)          --
  Fresh-start adjustments                                  --      (78,783)          --
                                                   ----------   ----------   ----------
                                                           --      (91,318)          --
                                                   ----------   ----------   ----------

LOSS FROM CONTINUING OPERATIONS
 INCLUDING
  REORGANIZATION ITEMS, BEFORE INCOME
   TAXES, EXTRAORDINARY ITEM AND
   CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                                (9,853)    (119,266)    (114,691)
INCOME TAX PROVISION (BENEFIT)                          1,000         (332)        (700)
                                                   ----------   ----------   ----------

LOSS FROM CONTINUING OPERATIONS
 INCLUDING REORGANIZATION
  ITEMS, BEFORE EXTRAORDINARY
  ITEM AND CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                                  (10,853)    (118,934)    (113,991)
                                                   ----------   ----------   ----------
DISCONTINUED OPERATIONS:
  Income from operations, net of
   income taxes                                            --       10,216       11,263
  Loss from disposal of businesses, net
   of income taxes                                         --           --      (20,350)
                                                   ----------   ----------   ----------
  Income (loss) from discontinued
   operations                                              --       10,216       (9,087)

EXTRAORDINARY ITEM - GAIN ON DEBT
 DISCHARGE                                                 --      413,249           --

CUMULATIVE EFFECT OF CHANGE IN METHOD OF
  ACCOUNTING FOR:
  Post-employment benefits                                 --        (2,100)         --
                                                   ----------   ----------   ----------
NET (LOSS) INCOME                                  $  (10,853)  $  302,431   $ (123,078)
                                                   ==========   ==========   ==========

SUPPLEMENTAL (LOSS) INCOME PER COMMON
 SHARE
   AND COMMON SHARE EQUIVALENT(1):
Continuing operations before
 extraordinary item                                    $(1.13)  $   (12.62)       *
Income from discontinued operations                        --         1.08        *
Extraordinary item                                         --        43.85        *
Cumulative effect of change in method
 of accounting for post-employment benefits                --        (0.22)       *
                                                   ----------   ----------   ----------
Net (Loss) Income                                      $(1.13)  $    32.09        *
                                                   ==========   ==========   ==========

(1) Historical per share data have not been presented prior to December 31, 1994 as it is not meaningful since the Company has been recapitalized and adopted Fresh-Start Reporting as of December 31, 1994.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                       EMCOR GROUP, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)


                                                    REORGANIZED
                                                      COMPANY    PREDECESSOR COMPANY
                                                        1995       1994        1993
                                                    ----------- ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                    $(10,853)  $ 302,431   $(123,078)
Adjustments to reconcile net (loss)
 income to net cash
  provided by (used in) operating
   activities:
Depreciation and amortization                           8,912      15,724      35,246
Net loss (gain) from businesses sold or
 held for sale                                            926      (1,183)     (1,028)
Provision for losses on accounts and                       --          --      13,663
 other receivables
Write-down of investment                                   --       4,452          --
Stock compensation                                          6          --         727
Deferred income taxes                                      --          --       4,138
Loss from disposal of discontinued
 operations                                                --          --      20,350
Cumulative effect of change in accounting for
 post-employment benefits                                  --       2,100          --
Non-cash interest expense                               7,690          --          --
Other, net                                                465          --        2,411
                                                     --------   ---------   ---------
                                                        7,146     323,524     (47,571)

Change in Operating Assets and
 Liabilities Excluding
  Effect of Businesses Disposed of and
   Acquired:
Decrease in accounts receivable, net                    2,635       9,172      41,286
(Increase) decrease in inventories and
 contracts in progress                                (16,320)     (6,879)     35,292
Increase (decrease) in accounts payable
 and other accrued expenses and liabilities             5,312      22,703     (73,563)
Changes in other assets and
 liabilities, net                                      11,928     (20,703)         17
Charges due to reorganization
 activities:
Reorganization charges - professional fees                 --      12,535          --
Reorganization charges - fresh-start adjustments           --      78,783          --
Gain on discharge of debt                                  --    (413,249)         --
                                                     --------   ---------   ---------
Net Cash Provided by (Used in) Operations            $ 10,701   $   5,886   $ (44,539)
                                                     --------   ---------   ---------

                                                                     (continued)

                       EMCOR GROUP, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
                           (IN THOUSANDS)(CONTINUED)

                                                    REORGANIZED
                                                      COMPANY     PREDECESSOR COMPANY
                                                       1995         1994        1993
                                                    -----------   --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from working capital credit
 lines                                               $     --     $ 40,000    $    --
Payments of working capital credit lines              (15,000)
Proceeds from debtor-in-possession
 financing                                                 --       30,000         --
Payment of debtor-in-possession
 financing                                                 --      (30,000)        --
Cash deposited in trust account for
 funding of post-bankruptcy debt                           --      (15,940)        --
Proceeds from long-term debt                              180           --        710
Payments of long-term debt and capital
 lease obligations                                     (1,379)      (1,430)     (6,027)
Repayment of Series B Notes and partial
  Series A Note repayment                                  --      (16,054)         --
Redemption of preferred stock of
 subsidiary company                                        --          --         (500)
Proceeds from notes payable                            21,266        4,646       7,900
Payments of notes payable                             (11,404)        (172)    (27,169)
Debt issuance costs                                        --         (900)         --
                                                     --------     --------    --------
Net Cash (Used in) Provided by
 Financing Activities                                  (6,337)      10,150     (25,086)
                                                     --------     --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of businesses and                      650       13,620      43,400
 other assets
Purchase of property, plant and                        (4,512)      (4,164)    (17,329)
 equipment
Net disbursements for other investments                    --       (2,442)         --
Change in cash balances of businesses
 held for sale or sold                                     --      (10,079)     (3,748)
                                                     --------     --------    --------

Net Cash (Used in) Provided by
 Investing Activities                                  (3,862)      (3,065)     22,323
                                                     --------     --------    --------

Increase (Decrease) in Cash and Cash
 Equivalents                                              502       12,971     (47,302)
Cash and Cash Equivalents at Beginning
 of Year                                               52,505       39,534      86,836
                                                     --------     --------    --------
Cash and Cash Equivalents at End of Year             $ 53,007     $ 52,505    $ 39,534
                                                     ========     ========    ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                       EMCOR GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                                                           Retained
                       New        Old          Old      Old Warrants                        Cumulative     Earnings    Stockholders'
                      Common   Preferred     Common         of          New      Capital    Translation  (Accumulated     Equity
                      Stock      Stock       Stock    Participation   Warrants   Surplus    Adjustments    Deficit)     (Deficit)
                      ------   ---------     ------   --------------  --------   -------    -----------  ------------  -------------

BALANCE,
  JANUARY
    1, 1993           $ --     $ 21,250      $ 4,075      $ 576        $ --      $ 203,505    $ (3,930)    $(401,455)    $(175,979)

Deferred
  compensation          --           --            9         --          --            718          --            --           727
Foreign currency
  translation
  adjustment            --           --           --         --          --             --      (2,138)           --        (2,138)
Preferred stock
  dividends             --           --           --         --          --             --          --        (1,806)       (1,806)
Other, net              --           --          (12)        --          --             24          --            --            12
Net loss                --           --           --         --          --             --          --      (123,078)     (123,078)
                      ----     --------      -------      -----      ------      ---------     -------     ---------     ---------
BALANCE,
  DECEMBER
  31, 1993              --       21,250        4,072        576          --        204,247      (6,068)      (526,339)    (302,262)

Foreign currency
  translation
  adjustment            --           --           --         --          --             --        (173)           --          (173)
Exchange of
  preferred stock
  for common
  stock                 --         (345)           1         --          --            344          --            --            --
Net income              --           --           --         --          --             --          --       302,431       302,431
Exchange of
  stock and fresh-
  start
  adjustments           94      (20,905)      (4,073)      (576)      2,179       (125,734)      6,241       223,908        81,134
                      ----     --------      -------      -----      ------      ---------     -------     ---------     ---------
BALANCE,
  DECEMBER
  31, 1994              94           --           --         --       2,179         78,857          --            --        81,130

Foreign currency
  translation
  adjustment            --           --           --         --          --             --         327            --           327
Other                   --           --           --         --          --              6          --            --             6
Net loss                --           --           --         --          --             --          --       (10,853)      (10,853)
                      ----     --------      -------      -----      ------      ---------     -------     ---------     ---------
BALANCE,
  DECEMBER
  31, 1995            $ 94     $     --      $    --      $  --      $2,179      $  78,863     $   327     $ (10,853)    $  70,610
                      ====     ========      =======      =====      ======      =========     =======     =========     =========


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                       EMCOR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A  BASIS OF PRESENTATION

 JWP INC. emerged from Chapter 11 of the United States Bankruptcy Code on December 15, 1994 (the "Effective Date") and changed its name to EMCOR Group, Inc. ("EMCOR" or the "Company"). The Company reorganized pursuant to its Third Amended Joint Plan of Reorganization dated August 9, 1994, as amended and proposed by the Company and its subsidiary SellCo Corporation (the "Plan of Reorganization"). Under the Plan of Reorganization, pre-petition creditors of the Company (other than holders of subordinated debt) received certain notes of EMCOR and its subsidiary SellCo Corporation ("SellCo") and substantially all of the newly issued shares of common stock of EMCOR ("New Common Stock"). The pre-petition holders of the Company's subordinated debt, common and preferred stock and warrants of participation received warrants ("New Warrants") to purchase New Common Stock of EMCOR in exchange for their debt and equity interests.

 Pursuant to the Plan of Reorganization, on the Effective Date EMCOR issued or reserved for issuance to pre-petition creditors of EMCOR (other than holders of EMCOR's subordinated debentures and notes) in exchange for approximately $525.7 million of EMCOR senior bank and institutional indebtedness and substantially all other general unsecured claims, both allowed and disputed, against the Company, and to Belmont Capital Partners II, L.P. ("Belmont"), which provided a debtor-in-possession credit facility to the Company during its Chapter 11 proceeding, the following securities: (i) 9,424,083 shares of New Common Stock of the Company (constituting 100% of the issued or issuable shares as of the Effective Date); (ii) approximately $62.2 million principal amount of 7% Senior Secured Notes, Series A, due 1997 of the Company ("Series A Notes") issued on the Effective Date and up to a maximum of $8.8 million additional principal amount of Series A Notes which were reserved for issuance to holders of general unsecured claims and to Belmont upon resolution of disputed and unliquidated pre-petition general unsecured claims (assuming such claims are ultimately allowed in full); (iii) approximately $11.9 million principal amount of 7% Senior Secured Notes, Series B, due 1997 ("Series B Notes"); (iv) approximately $62.8 million principal amount of 11% Notes, Series C, due 2001, of the Company ("Series C Notes"); and (v) approximately $48.1 million principal amount of 12% Subordinated Contingent Payment Notes, due 2004, of SellCo (the "SellCo Notes"). The entire $11.9 million principal amount of Series B Notes and approximately $4.1 million principal amount of the Series A Notes issued on the Effective Date were immediately redeemed on that date at their face amount in accordance with their terms from the proceeds realized from the sale and liquidation of certain subsidiaries, the stock of which would have been pledged as part of the collateral securing the Series B Notes had such subsidiaries not been sold (and an additional $600,000 of such proceeds was reserved for redemption of certain of the Series A Notes reserved for disputed and unliquidated claims).The Company recorded the Series A Notes based upon an assumed total of $100.0 million of pre-petition general unsecured claims after settlement of disputed and unliquidated pre-petition general unsecured claims.

 From February 14, 1994 to the Effective Date, the Company was a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code. The accompanying 1994 and 1993 consolidated financial statements were prepared on the basis of the principles prescribed by the American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). As a result, during 1994, the liabilities compromised in the bankruptcy proceeding were classified to "Pre-consent date bankruptcy claims subject to compromise". As of December 21, 1993, and through the Effective Date, the Company ceased to accrue interest on its debt in default.

 As of December 31, 1994, in accordance with SOP 90-7, the Company adopted Fresh-Start Accounting. As a result of the implementation of Fresh-Start Accounting, the financial statements of the Company for periods subsequent to consummation of the Plan of Reorganization are not comparable to the Company's consolidated financial statements for prior periods. Accordingly, a black line has been used to separate the consolidated financial statements of the Company after the consummation of the Plan of Reorganization from those of the Company prior to the consummation of the Plan of Reorganization. The operating results of businesses held for sale have been excluded from the consolidated financial statements for the year ended December 31, 1995 since the operations of these businesses will only accrue to the benefit of the holders of the notes issued by the Company's subsidiary SellCo after payment in full of the Company's Series A Notes and certain other obligations (See Note G and H) and the operating results substantially offset interest accrued on the Company's Series A Notes which interest has been recognized within the caption "Net assets held for sale" in the Consolidated Balance Sheet as of December 31, 1995.

 Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Post-employment Benefits" ("SFAS 112"). See Note T.

 As indicated in Notes M and N, during its bankruptcy proceeding the Company developed and implemented a business restructuring plan which includes the sale of its water supply business and other non--core businesses. The net assets of businesses to be sold have been classified in the Consolidated Balance Sheets as of December 31, 1995 and 1994 as "Net assets held for sale" ("NAHFS"). In 1993, the Company sold substantially all of its information services businesses. Operating results for all periods presented prior to 1995 reflect the Company's information services and water supply businesses as discontinued operations.

NOTE B  NATURE OF OPERATIONS

 EMCOR is a multinational corporation involved in mechanical and electrical construction and facilities management services. EMCOR's subsidiaries specialize in the design, integration, installation, start-up, testing, operation and maintenance of (i) distribution systems for electrical power (including power cables, conduits, distribution panels, transformers, generators, uninterruptible power supply systems and related switch gear and control); (ii) lighting systems, including fixtures and controls; (iii) low-voltage systems, including fire alarm, security, communications and process control systems; (iv) heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems; and (v) plumbing, process and high purity piping systems. EMCOR's subsidiaries provide mechanical and electrical construction and facilities management services directly to end-users (including corporations, municipalities and other governmental entities, owners/developers, and tenants of buildings) and, indirectly, by acting as a subcontractor for construction managers, general contractors and other subcontractors. Mechanical and electrical construction services are principally either, large installation projects with contracts generally in the multi-million dollar range; smaller system installations involving renovation and retrofit work, and maintenance and service. In addition, certain of its subsidiaries operate and maintain mechanical and/or electrical systems for customers under contracts and provide other services to customers, at the customer's facilities, which services are commonly referred to as facilities management. Mechanical and electrical construction and facilities management services are provided to a broad range of commercial, industrial and institutional customers through offices located in major markets throughout the United States, Canada, the United Kingdom, the Middle East and Hong Kong.

NOTE C  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 The Company has implemented the recommended accounting for entities emerging from Chapter 11 reorganization set forth in SOP 90--7 (See Note A).

PRINCIPLES OF CONSOLIDATION

 The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

 Reclassifications of prior year data have been made in the accompanying consolidated financial statements where appropriate to conform to the 1995 presentation.

PRINCIPLES OF PREPARATION

 The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

 Revenues on long-term contracts are recognized on the percentage-of-completion method. Percentage-of-completion for the mechanical contracting business is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. Certain of the Company's electrical contracting business units measure percentage-of-completion by the percentage of labor costs incurred and accrued to date for each contract to the estimated labor costs for such contract, while others are on the cost to cost method. Revenues on facilities management services are recognized when the earnings process is complete.

 Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. In forecasting ultimate profitability on certain contracts, estimated recoveries are included for work performed under customer change orders to contracts for which firm prices have not yet been negotiated. Due to uncertainties inherent in the estimation process, it is reasonably possible that completion costs, including those arising from contract penalty provision and final contract settlements, will be revised in the near-term. Such revision to costs and income are recognized in the period in which the revisions are determined.

COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

 Costs and estimated earnings in excess of billings on uncompleted contracts arise when revenues have been recorded but the amounts cannot be billed under the terms of the contracts. Such amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of the contract.

 Also included in costs and estimated earnings on uncompleted contracts are amounts the Company seeks or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price, or other customer-related causes of unanticipated additional contract costs (pending change orders and claims). These amounts are recorded at their estimated net realizable value when realization is probable and can be reasonably estimated. No profit is recognized on the construction costs incurred in connection with these amounts. Pending change orders involve the use of estimates and it is reasonably possible that revisions to the estimated recoverable amounts of recorded pending change orders may be made in the near-term. Claims made by the Company involve negotiation and, in certain cases, litigation. The Company expenses such costs as incurred although it may seek to recover these costs as part of the claim. The Company believes that it has established legal bases for pursuing recovery of recorded claims, and it is management's intention to pursue and litigate these claims, if necessary, until a decision or settlement is reached. Claims also involve the use of estimates and it is reasonably possible that revisions to the estimated recoverable amounts of recorded claims may be made in the near-term. Claims against the Company are recognized when a loss is considered probable and amounts are reasonably determinable.

 Costs and estimated earnings on uncompleted contracts and related amounts billed as of December 31, 1995 and 1994 are as follows (in thousands):

                                            REORGANIZED COMPANY
                                             1995         1994
                                          ----------   ----------

Costs incurred on uncompleted contracts   $2,528,864   $2,853,799
Estimated earnings                           175,490      195,508
                                          ----------   ----------
                                           2,704,354    3,049,307

Less billings to date                      2,752,393    3,112,527
                                          ----------   ----------

                                          $  (48,039)  $  (63,220)
                                          ==========   ==========

 Such amounts are included in the accompanying Consolidated Balance Sheets at December 31, 1995 and 1994 under the following captions (in thousands):


                                           REORGANIZED COMPANY
                                             1995        1994
                                          ----------   ----------

Costs and estimated earnings in excess
 of billings on uncompleted contracts     $   65,551   $   52,347

Billings in excess of costs and
 estimated earnings on uncompleted
 contracts                                  (113,590)    (115,567)
                                          ----------   ----------

                                          $  (48,039)  $  (63,220)
                                          ==========   ==========

 Included in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts are pending change orders and claims in the process of negotiation which aggregate approximately $47.4 million and $69.0 million at December 31, 1995 and 1994, respectively. Also included in accounts receivable are billed receivables and retainage of approximately $25.8 million at December 31, 1995 related to contracts involving claims. Such amounts generally will not be paid by the customer to the Company until final resolution of the related claims.

CLASSIFICATION OF CONTRACT AMOUNTS

 In accordance with industry practice, the Company classifies as current all assets and liabilities related to the performance of long-term contracts. The contracting cycle for certain long-term contracts may extend beyond one year and, accordingly, collection or payment of amounts related to these contracts may extend beyond one year. Accounts receivable at December 31, 1995 and 1994 include $64.8 million and $67.2 million, respectively, of retainage billed under terms of the contracts. The Company estimates that approximately 85% of retainage recorded at December 31, 1995 will be collected during 1996.

RESTRICTED CASH

 In connection with the credit agreement of the Company's Canadian subsidiary, Comstock Canada Limited ("Comstock Canada"), approximately $1.4 million of cash and cash equivalents, included in the accompanying Consolidated Balance Sheet as of December 31, 1995 is security against draw downs on this credit facility. The Company is precluded from withdrawing portions of this amount if there are borrowings outstanding under the credit facility. Comstock Canada has no borrowings under this facility at December 31, 1995 and accordingly, the restricted amount has been classified as a current asset.

 As further described in Note G, under the Company's various revolving credit agreements, restrictions are placed on the transfer of assets, including cash and cash equivalents, between the Company and its foreign subsidiaries, as well as a certain domestic subsidiary.

FAIR VALUE OF FINANCIAL INSTRUMENTS

 Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments", requires disclosure of the year-end value of significant financial instruments, including long-term debt. At December 31, 1995, cash and cash equivalents, current long-term debt and long-term debt have fair values that approximate their carrying amounts.

PROPERTY, PLANT AND EQUIPMENT

 Property, plant and equipment is stated at cost. Depreciation is recorded principally using the straight--line method over estimated useful lives ranging from 3 to 40 years.

Property, plant and equipment as of December 31, 1995 and 1994 consists of (in thousands):

                                    REORGANIZED
                                      COMPANY
                                   1995      1994
                                  -------   -------

Machinery and equipment           $19,398   $18,069
Furniture and fixtures              3,802     3,334
Land, buildings and leasehold
  improvements                     12,516    12,267
                                  -------   -------

                                   35,716    33,670

Accumulated depreciation and
  amortization                     (8,579)       --
                                  -------   -------
                                  $27,137   $33,670
                                  =======   =======

INVENTORIES

 Inventories, which consist primarily of construction materials, are stated at the lower of cost or market. Cost is determined by principally using average costs.

NET ASSETS HELD FOR SALE

 NAHFS are stated at the lower of cost or estimated net realizable value and carried as current assets on the basis of their actual or expected disposition dates.

REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS

 Reorganization value in excess of amounts allocable to identifiable assets totaling $5.0 million as of the Effective Date is being amortized on a straight--line basis over 15 years. This amount is classified as Other Assets under the caption "Miscellaneous" in the accompanying Consolidated Balance Sheets.

FOREIGN OPERATIONS

 The financial statements and transactions of the Company's foreign subsidiaries are maintained in their functional currency and translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52. Translation adjustments have been accumulated as a separate component of stockholders' equity.

SUPPLEMENTAL NET (LOSS) INCOME PER COMMON SHARE AND COMMON EQUIVALENT SHARE

 Per share data has not been presented for periods prior to the Effective Date as it is not meaningful since the Company has been recapitalized and adopted Fresh Start Reporting as of December 31, 1994. Supplemental net (loss) income per common share and common equivalent share data have been calculated based on the assumed issuance of the New Common Stock (9,424,083 shares) as of January 1, 1994 and the weighted average number of shares outstanding as of December 31, 1995 (9,580,418 shares). When dilutive, stock options and warrants are included in weighted average number of shares outstanding using the treasury stock method.

STATEMENTS OF CASH FLOWS

 For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

INCOME TAXES

 The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires an asset and liability approach which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

NOTE D     DEBTOR-IN-POSSESSION FINANCING

 In February 1994, the Company and most of its subsidiaries entered into an agreement with Belmont to provide for a debtor-in-possession credit facility to the Company (the "DIP Loan"). The agreement made available to the Company a credit facility of $35.0 million at an interest rate of 12% per annum during the Chapter 11 proceeding. Among other things, the agreement also provided that Belmont was to receive, as additional interest, a percentage of the securities to be issued under the Plan of Reorganization. The DIP Loan was secured by a first lien on substantially all of the assets of the Company and most of its subsidiaries. As of the Effective Date, the Company had drawn down $30.0 million under the DIP Loan.

 The Company received waivers of certain covenants under the DIP Loan dated April 27, 1994, May 6, 1994, August 2, 1994 and November 4, 1994. Pursuant to those waivers the Company was permitted by Belmont to draw on the line of credit.

 The DIP Loan was repaid on the Effective Date from borrowings under the MES Credit Agreement (as that term is hereafter defined)(See Note G).

NOTE  E    REORGANIZATION ITEMS

 For the year ended December 31, 1994, the Company recorded $12.5 million of reorganization charges in the accompanying Consolidated Statement of Operations for various legal and other professional fees associated with its Chapter 11 proceeding. Such reorganization charges are expensed as incurred as prescribed by SOP 90-7. In addition, "Reorganization Items" in the accompanying Consolidated Statement of Operations for the year ended December 31, 1994 include fresh-start adjustments (see Note V) which reflect the net charge to state assets and liabilities at fair value.

NOTE F   EXTRAORDINARY ITEM -- DISCHARGE OF DEBT

 The Plan of Reorganization resulted in the discharge of pre--consent date liabilities totaling approximately $623.0 million. The value of securities distributed was $413.2 million, less allowed claims, and, accordingly, the resulting gain was recorded as an extraordinary item in 1994.

NOTE G   CURRENT DEBT

MES CREDIT AGREEMENT

 On December 14, 1994, the Company and certain of its subsidiaries entered into a credit agreement (the "MES Credit Agreement") with Belmont, certain directors of the Company and/or their affiliates and other lenders (the "Lenders") providing the Company and MES Holdings Corporation ("MES"), a wholly--owned subsidiary of the Company, with revolving credit loans (the "MES Loans") of up to an aggregate amount of $35.0 million. The MES Loans are guaranteed by certain direct or indirect subsidiaries of MES (the "MES Subsidiaries") and are secured by, among other things, substantially all of the assets of the Company, MES and the U.S. MES Subsidiaries, including the proceeds of the sale of all of the assets of the Company, MES and the U.S. MES Subsidiaries and the proceeds of the sale of stock or assets of the Company's two water supply companies (the "Water Companies") to the extent of the first $15.0 million of such proceeds, subject to the rights to such proceeds of the Lenders under the Dyn Credit Agreement (as that term is hereafter defined). The MES Loans bear interest on the principal amount thereof at the rate of 15% per annum and mature on June 14, 1996.

DYN CREDIT AGREEMENT

 On December 14, 1994, the Company, Dyn Specialty Contracting, Inc. ("Dyn"), a wholly--owned subsidiary of the Company, and Dyn's subsidiaries entered into a credit agreement (the "Dyn Credit Agreement") with the Lenders providing revolving credit loans (the "Dyn Loans") of up to an aggregate amount of $10.0 million. The Dyn Loans are guaranteed by the Dyn subsidiaries and are secured by substantially all of the assets of Dyn and the Dyn subsidiaries, including the proceeds of the sale of stock or assets of the Water Companies to the extent of the first $15.0 million of such proceeds, subject to the rights to such proceeds of the Lenders under the MES Credit Agreement. The Dyn Loans bear interest on the principal amount thereof at the rate of 15% per annum, and mature on June 14, 1996.

 Borrowings under the MES and Dyn Credit Agreements (collectively, the "New Credit Agreements"), $25.0 million and $0 million, respectively, at December 31, 1995, are classified as Current Liabilities under the caption "Borrowings under working capital credit lines" in the accompanying Consolidated Balance Sheets. Albert Fried, Jr., a director of the Company, is Managing Partner of Albert Fried & Company, which agreed to loan up to $7.0 million as one of the lenders under the New Credit Agreements. Kevin C. Toner, a director of the Company, agreed to loan up to $1.0 million as one of the lenders under the New Credit Agreements. In addition, UBS Mortgage Finance Inc., an affiliate of UBS Securities Inc., Mr. Toner's former employer, agreed to loan up to $2.0 million as one of the Lenders under the New Credit Agreements. Borrowings outstanding as of December 31, 1995 related to the above individual lenders were $3.9 million, $0.6 and $1.1 million, respectively, under the New Credit Agreements.

 Each of the New Credit Agreements, contains various affirmative and negative covenants. The negative covenants limit the ability of the Company, MES, Dyn and their respective subsidiaries to take certain actions without the lenders' approval. Such actions include, among other things; (i) merger or consolidation, (ii) incurrence of indebtedness, (iii) placing of liens upon their property, (iv) making of loans, investments or guarantees and (v) transfer of assets. The negative covenants require MES, Dyn and their subsidiaries to maintain their backlogs and work-in-progress at not less than specified levels and to prevent their losses from operations from exceeding specified amounts in any month. The MES Credit Agreement also requires the Company, MES and its subsidiaries, and Dyn and its subsidiaries to maintain certain financial coverage ratios.

SERIES A NOTES

 Pursuant to the Plan of Reorganization, on December 15, 1994 the Company issued or reserved for issuance approximately $62.2 million principal amount of Series A Notes and reserved for issuance up to a maximum of $8.8 million additional principal amount of Series A Notes upon resolution of disputed and unliquidated pre-petition general unsecured claims. A maximum of $7.2 million of Series A Notes are available as of December 31, 1995 for issuance. The Series A Notes are guaranteed by MES and SellCo. The terms of the Series A Notes require that the net proceeds realized from the sale of the stock or assets of the Company's subsidiaries be applied to the prepayment of the Series A Notes (subject to the rights of the lenders under the MES and Dyn Credit Agreements to receive proceeds from the sale of the stock or assets of the Company's mechanical and electrical subsidiaries and the first $15.0 million of proceeds of the sale of stock or assets of the Water Companies). The recorded amount includes the estimated amount of Series A Notes to be issued upon resolution of the disputed and unliquidated pre-petition general unsecured claims. The Company recorded the Series A Notes based upon an assumed total of $100.0 million of pre-- petition general unsecured claims after settlement of disputed and unliquidated pre-- petition general and unsecured claims. Approximately $4.7 million of the issued Series A Notes were redeemed prior to December 31, 1995. The Series A Notes have been recorded at a discount to the face amount to yield an estimated effective interest rate of 12%. The Series A Notes have been classified as a current liability based on the expected disposition of assets held for sale. Interest on the Series A Notes is payable semiannually by issuance of additional Series A Notes until maturity. The outstanding balance of the Series A Notes included in the Consolidated Balance Sheet as of December 31, 1995 is $62.0 million.

 On February 29, 1996, an aggregate majority of principal amount of the outstanding Series A Notes consented to the Company's proposed amendments to the Series A Indenture under which the Series A Notes were issued. The amendments
(i) will reduce the ratio required to be maintained by the Company and certain of its subsidiaries under a Consolidated Fixed Charge Coverage Ratio (the "Ratio"), as defined, contained in the Indenture and (ii) will exclude from the Ratio calculation certain non-cash interest payments which are payable by the issuance of additional Series A Notes.

FOREIGN BORROWINGS

 In June 1995, Comstock Canada entered into a credit agreement providing for an overdraft facility of up to Canadian $2.0 million. The facility is secured by certain assets of Comstock Canada and deposit instruments of a Canadian subsidiary of the Company. The facility provides for interest at the bank's prime rate (7.5% at

December 31, 1995) plus .75% and expires on June 30, 1996. As of December 31, 1995, Comstock Canada had no borrowings outstanding under this credit facility. Comstock Canada is negotiating the terms of an extension of the credit facility; however, there can be no assurance the credit facility will be extended or, if so, its terms.

 In September 1995, a number of the Company's United Kingdom subsidiaries renegotiated and renewed a demand credit facility with a United Kingdom bank for a credit line of Brit. Pound 17.1 million (approximately U.S. $26.6 million). The credit facility consists of the following components with the individual credit limits as indicated: an overdraft line of up to Brit. Pound 9.0 million (approximately U.S. $14.0 million); a facility for the issuance of guarantees, bond and indemnities of up to Brit. Pound 7.3 million (approximately U.S. $11.3 million); and other credit facilities of up to Brit. Pound 0.8 million (approximately U.S. $1.3 million). The facility is secured by substantially all of the assets of the Company's principal United Kingdom subsidiaries. The overdraft facility provides for interest at the bank's base rate, as defined (6.5% as of December 31, 1995), plus 3% on the first Brit. Pound 5.0 million of borrowings and at the bank's base rate plus 4% for borrowings over Brit. Pound
5.0 million. This credit facility, as amended, expires June 30, 1996.

  As of December 31, 1995, the Company's United Kingdom subsidiaries had utilized approximately $23.0 million of the credit facilities as follows: approximately $13.4 million of borrowings under the overdraft line, approximately $8.3 million for the issuance of guarantees and approximately $1.3 million under other credit facilities.

  The Company is actively seeking to replace or extend its existing credit facilities that expire in 1996.

NOTE H     LONG-TERM DEBT

 Long-Term Debt in the accompanying Consolidated Balance Sheets consists of the following amounts at December 31, 1995 and 1994(in thousands):

                                          REORGANIZED COMPANY
                                            1995      1994
                                          -------   --------

Series C Notes, original face value
 of $62,827 at 11.0%,
 discounted to a 14% effective rate,
 due 2001                                 $61,494    $53,450
Supplemental SellCo Note, original face
 value of $5,464 at 8.0%,
 discounted to a 14.0% effective rate,
 due 2004                                   4,112      4,112
Capitalized Lease Obligations at
 weighted average interest rates
 from 7.25% to 11.0%, payable in
 varying amounts through 2004               1,284      2,029
Other, at weighted average interest
 rates of approximately 10.75%, payable
 in varying amounts through 2012            3,225      3,728
                                          -------   --------

                                           70,115     63,319

Less current maturities                    (1,875)    (2,089)
                                          -------   --------

                                          $68,240    $61,230
                                          =======   ========

SERIES C NOTES


 Pursuant to the Plan of Reorganization, on December 15, 1994 the Company issued approximately $62.8 million principal amount of Series C Notes. Interest on the Series C Notes is payable semiannually by the issuance of additional Series C Notes for eighteen months from the Effective Date and thereafter is payable quarterly in cash. The Series C Notes are unsecured senior indebtedness of the Company but subordinate to (i) the Series A Notes and (ii) up to $100 million of working capital indebtedness of the Company or MES, and are guaranteed by MES subject to payment in full of the Series A Notes. The Series C Notes have been recorded at a discount to their face amount to yield an estimated effective interest rate of 14%.

 On February 29, 1996, an aggregate majority of principal amount of the outstanding Series C Notes consented to the Company's proposed amendments to the Series C Indenture under which the Series C Notes were issued. The amendments
(i) will reduce the ratio required to be maintained by the Company and certain of its subsidiaries under a Consolidated Fixed Charge Coverage Ratio (the "Ratio"), as defined, contained in the Indenture and (ii) will exclude from the Ratio calculation certain non-cash interest payments which are payable by the issuance of additional Series C Notes.

SUPPLEMENTAL SELLCO NOTE

 Pursuant to the Plan of Reorganization, EMCOR issued to SellCo its 8% promissory note in the principal amount of approximately $5.5 million (the "Supplemental SellCo Note"). The note matures on the earlier of (i) December 15, 2004 or (ii) one day prior to the date on which the SellCo Notes are deemed canceled. If at any time after the fifth anniversary of the Effective Date and prior to the maturity date of the SellCo Notes the value of the consolidated assets of SellCo and its subsidiaries (excluding the Supplemental SellCo Note) is determined by independent appraisal to be less than $250,000, the balance of the SellCo Notes (not theretofore paid from net sales proceeds from the sale of the stock or assets of SellCo subsidiaries and the proceeds of the Supplemental SellCo Note which will have become due and payable) will be deemed canceled. Interest on the Supplemental SellCo Note is payable upon maturity.

SERIES B NOTES

 Pursuant to the Plan of Reorganization, on December 15, 1994 the Company issued approximately $11.9 million principal amount of Series B Notes. The entire $11.9 million principal amount was immediately redeemed on that date at the face amount in accordance with the terms of the Series B Notes from the proceeds realized from the sale and liquidation of certain subsidiaries.

SELLCO NOTES

 Pursuant to the Plan of Reorganization, on December 15, 1994, SellCo issued approximately $48.1 million principal amount of SellCo Notes. Interest is payable semiannually in additional SellCo Notes. Subject to the prior payment in full of the Series A Notes and establishment of a cash reserve for the payment of capital gains taxes arising from the sale of subsidiaries of SellCo and the rights of the lenders under the New Credit Agreements with respect to the first $15.0 million of such proceeds from the sale of the Water Companies, the SellCo Notes are mandatorily prepayable to the extent of net sales proceeds (as defined) from the sale of stock or assets of SellCo subsidiaries. Since the SellCo Notes will only be satisfied to the extent that assets of SellCo and its subsidiaries generate sufficient cash in excess of what is required to redeem the Series A Notes and to prepay a portion of indebtedness under the MES and Dyn Credit Agreements, the SellCo Notes have been netted in the caption "Net assets held for sale" in the accompanying Consolidated Balance Sheets at December 31, 1994. The holders of the SellCo Notes may only look to EMCOR to the extent of EMCOR's obligation to pay the Supplemental SellCo Note plus accrued interest. At this time, the Company cannot determine the amount of net sale proceeds, as defined, if any, from the sale of SellCo's subsidiaries that will be available to redeem SellCo Notes.

OTHER LONG-TERM DEBT

 Other long-term debt consists primarily of loans for real estate, office equipment, automobiles and building improvements. As of December 31, 1995 and 1994, respectively, long--term debt, excluding current maturities, totaling $1.9 million and $2.2 million was owed by certain of the Company's subsidiaries. The aggregate amount of long--term debt maturing during the next five years is $0.3 million in 1996, $0.2 million in 1997 and 1998, $0.3 million in 1999 and $1.2 million thereafter.

NOTE  I     INCOME TAXES

 The Company files a consolidated federal income tax return including all U.S. subsidiaries. At December 31, 1995, the Company had a net operating loss carry-- forward ("NOL") for U.S. income tax purposes expiring in years 2007 through 2010 which approximates $225.0 million. In addition, the Company has a U.S. capital loss carryover of approximately $15.0 million expiring in years 1998 and 1999. However, a subsequent ownership change within two years from the Effective Date would reduce to zero the future NOL benefits under Internal Revenue Code Section 382(1)(5).

 As a result of the adoption of Fresh-Start Accounting, the tax benefit of any net operating loss carryforwards or net deductible temporary differences which existed as of the date of emergence from Chapter 11 will result in a charge to the tax provision (provision in lieu of income taxes) and are used first to reduce the reorganization value in excess of amounts allocable to identifiable assets and then is applied to capital surplus.

 SFAS 109 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has provided a valuation allowance as of December 31, 1995 and 1994 of $97.2 million and $114.5 million, respectively, for the full amount of the tax benefit of its NOLs and other deferred tax assets.

 The income tax provision (benefit) relating to continuing operations for the years ended December 31, 1995, 1994 and 1993 consist of (in thousands):


                               REORGANIZED
                                 COMPANY   PREDECESSOR COMPANY
                               ----------- -------------------
                                   1995      1994      1993
                                 ------     ------    -------

Current:
 Federal                         $   --     $   --    $(4,138)
 State and local                    925      1,000      1,000
 Foreign                             75         --     (1,700)
                                 ------     ------    -------

                                  1,000      1,000     (4,838)
                                 ------     ------    -------

Deferred:
 Federal                             --         --      4,138
 State and Local                     --     (1,332)        --
                                 ------     ------    -------

                                     --     (1,332)     4,138
                                 ------     ------    -------

                                 $1,000     $ (332)   $  (700)
                                 ======     ======    =======

 Factors accounting for the variation from U.S. statutory income tax rates relating to continuing operations for the years ended December 31, 1995, 1994 and 1993 are as follows (in thousands):


                                   REORGANIZED
                                     COMPANY      PREDECESSOR COMPANY
                                   -----------   ---------------------
                                      1995         1994         1993
                                    -------      -------      --------

Federal income taxes at the
 statutory rate                     $(3,449)     $(9,782)     $(40,142)

State and local income taxes,
 net of federal tax                     650          650           650

Valuation allowance against
 deferred tax asset                   3,799        8,800        38,792
                                    -------      -------      --------
                                    $ 1,000      $  (332)     $   (700)
                                    =======      =======      ========

 Factors accounting for the variation from U.S. statutory income tax rates relating to discontinued operations for the years ended December 31, 1994 and 1993, are as follows (in thousands):


                                        PREDECESSOR COMPANY
                                        -------------------
                                          1994      1993
                                        -------    -------

Federal income taxes at the
 statutory rate                         $ 3,576    $(3,180)

Valuation allowance against
 deferred tax asset                      (3,576)     3,180
                                        -------    -------
                                        $    --    $    --
                                        =======    =======

 The components of the net deferred income tax liability for the years ended December 31, 1995 and 1994 are as follows (1995 and 1994 net deferred income tax liability related to NAHFS have been netted against such caption) (in thousands):

                                                REORGANIZED
                                            COMPANY     COMPANY
                                          ----------- -----------
                                             1995         1994
                                           --------    ---------

Deferred tax assets:
Net operating loss carry-forward           $ 91,987    $  95,231
Excess of amounts expensed for
 financial statement
  purposes over amounts deducted for         42,593       46,522
   income tax purposes
Other                                         2,899        2,899
                                           --------    ---------

Total deferred tax asset                    137,479      144,652
                                           --------    ---------

Deferred tax liabilities:
Costs capitalized for financial
 statement purposes
  and deducted for income tax purposes       40,233       28,790
Foreign deferred tax liability                   --        1,403
                                           --------    ---------

Total deferred tax liability                 40,233       30,193
                                           --------    ---------

Net deferred tax asset before valuation
 allowance                                   97,246      114,459
Valuation allowance for net deferred
 tax asset                                  (97,246)    (114,459)
                                           --------    ---------
Net deferred income tax liability          $     --    $      --
                                           ========    =========

 Loss before income taxes from continuing operations for the years ended December 31, 1995, 1994 and 1993 consists of the following (in thousands):

                           REORGANIZED
                             COMPANY      PREDECESSOR COMPANY
                           -----------   ----------------------
                              1995         1994          1993
                            --------     --------     ---------
United States               $(10,063)    $(10,897)    $(106,672)
Foreign                          210      (17,051)       (8,019)
                            --------     --------     ---------
                            $ (9,853)    $(27,948)    $(114,691)
                            ========     ========     =========

 Income (loss) before income taxes from discontinued operations for the years ended December 31, 1994 and 1993, consists of the following (in thousands):


                      PREDECESSOR COMPANY
                      --------------------
                       1994          1993
                      -------      -------
United States         $10,216      $(6,270)
Foreign                    --       (2,817)
                      -------      -------
                      $10,216      $(9,087)
                      =======      =======

 The above amounts applicable to discontinued operations in 1993 include a loss from disposal of businesses of $20.4 million.

NOTE J     CAPITAL STOCK AND WARRANTS

AUTHORIZED CAPITAL STOCK

 As of December 31, 1995, the Company's Restated Certificate of Incorporation, as amended, provides that the total number of all classes of stock which the Company shall have authority to issue is 13,700,000 shares of New Common Stock, par value $.01 per share, and 1,000,000 shares of Preferred Stock (the "New Preferred Stock"), par value $.10 per share, issuable in series. As of February 29, 1996, 9,424,706 shares of New Common Stock had been issued and were outstanding. As of February 29, 1996, there were no issued or outstanding shares of Preferred Stock.

1994 MANAGEMENT STOCK OPTION PLAN

 In connection with the Plan of Reorganization the Company adopted a Management Stock Option Plan (the "1994 Plan"), which was approved by the stockholders of the Company.

 The aggregate number of shares of New Common Stock that may be issued pursuant to options under the 1994 Plan may not exceed 1,000,000. The maximum number of shares which may be the subject of options granted to any individual in any calendar year may not exceed 500,000 shares.

 Options may be granted by the Compensation Committee of the Board of Directors to eligible employees as incentive stock options or as non--qualified stock options.

 The exercise price of an incentive stock option and a non-qualified stock option must be at least equal to the fair market value of the New Common Stock on the date of grant; provided, however, that the exercise price for the initial grant of options with respect to 500,000 shares was required under the Plan of Reorganization to be equal to the average market price of New Common Stock over the 20 day trading period immediately preceding the date of issuance of the option; and provided, further, that if the average market price of New Common Stock for the applicable period could not be determined, the exercise price was to be determined by an investment advisor selected by the Compensation Committee. Notwithstanding the foregoing, the exercise price of any such option which is an incentive stock option could not be less than the fair market value of the New Common Stock on the date of grant of the option.

 Options may not be exercised more than ten years after the date of grant. Options may be exercisable at such rate and times as may be fixed by the Compensation Committee of the Board of Directors on the date of grant; however, the rate at which the option first becomes exercisable may not be more rapid than 33-1/3% on each of the first, second and third anniversaries.

APPROVAL OF 1995 NON-EMPLOYEE DIRECTORS' NON-QUALIFIED STOCK OPTION PLAN

 On March 20, 1995, the Company adopted the 1995 Non-Employee Directors' Non-Qualified Stock Option Plan (the "1995 Plan"), which was approved by stockholders of the Company.

 The 1995 Plan provides for automatic grants of non-qualified stock options to directors of the Company who are not also employees of the Company or a subsidiary. Pursuant to the 1995 Plan, each non-employee director on March 20, 1995 was granted an option to purchase 7,500 shares of New Common Stock at an exercise price of $5.125 per share and each non-employee director on November 17, 1995 was granted an option to purchase 3,000 shares of New Common Stock at an exercise price of $9.375 per share. Under the 1995 Plan, each person who is elected to serve as a non-employee director after March 20, 1995 (including those persons who were non-employee directors on March 20, 1995) is to be granted an option during each calendar year (beginning with 1995) to purchase 3,000 shares of New Common Stock on the date on which the Board of Directors holds its first meeting following the annual meeting of stockholders held during such calendar year; however, if, beginning with 1996, an annual stockholders' meeting does not occur within the period ending on the last day of the 16th month following the month in which the prior year's annual meeting was held, such option is to be granted on the last day of such 16th month.

 The aggregate number of shares of New Common Stock that may be issued pursuant to options under the 1995 Plan may not exceed 200,000.

 The exercise price of an option granted under the 1995 Plan is equal to the fair market value of the New Common Stock on the date of grant. Such options are fully exercisable as of the date of grant. However, no option may be exercised more than ten years after the date of grant.

 No options may be granted under the 1995 Plan after ten years following the date of its adoption. The Board of Directors may at any time withdraw or amend the 1995 Plan and may, with the consent of the affected holder of an outstanding option, at any time withdraw or amend the terms and conditions of outstanding options. Any amendment which would increase the number of shares issuable pursuant to options, change the class of persons who are eligible to be granted options or materially increase the benefits to participants in the 1995 Plan are subject to the approval of the stockholders of the Company. In addition, no amendment may be made more than once every six months to any provision of the 1995 Plan that specifies the directors to whom options may be granted, the timing of option grants, the number or purchase price of shares of New Common Stock that can be purchased under options or the time when options may be exercised, except any amendment that is necessary to conform with changes in the Internal Revenue Code or the Employee Retirement Income Security Act of 1974, as amended.

The following table summarizes the Company's stock option activity since the Effective Date.
                                         Stock Options      Average Price
                                         -------------      -------------
Balance, December 15, 1994                       --              $  --
Activity                                         --                 --
Balance, December 31, 1994                       --                 --
Options granted                             748,000               5.13
                                            -------

Balance, December 31, 1995                  748,000              $5.13
                                            =======              -----

At December 31, 1995, no options were exercisable.

WARRANTS


 1,450,000 shares of New Common Stock were reserved for issuance upon exercise of New Warrants (described below) issued pursuant to the Plan of Reorganization as described below.

 Pursuant to the Plan of Reorganization, the Company issued to the holders of $7,040,000 principal amount of its pre-petition 7-3/4% Convertible Subordinated Debentures, due 2012, and $9,600,000 principal amount of its pre-petition 12% Subordinated Notes due 1996, their pro rata share of each of two series of five-year warrants to purchase shares of New Common Stock, namely, 600,000 Series X Warrants and 600,000 Series Y Warrants (which together with the Series Z Warrants described below are referred to herein as the "New Warrants"), with an exercise price of $12.55 per share and $17.55 per share, respectively. In addition, the Company issued to pre-petition holders of other contingent and statutory subordinate claims and to holders of EMCOR's pre-petition common stock, preferred stock and warrants of participation, as well as to the plaintiffs in a stockholder class action lawsuit, their pro rata share of 250,000 Series Z Warrants to purchase shares of New Common Stock, which Series Z Warrants have an exercise price of $50 per share and must be exercised within two years of their issuance.

 In addition to the warrants issued above, approximately 28,000 Series X Warrants, 28,000 Series Y Warrants and 12,000 Series Z Warrants were issued to Belmont as a portion of additional interest under the DIP Loan.

 As of December 31, 1995, the number of X Warrants, Y Warrants and Z Warrants (collectively, the "New Warrants") issued and outstanding were 605,012, 605,012 and 169,459, respectively.

NOTE K     RETIREMENT PLANS

 A foreign subsidiary has a defined benefit pension plan covering substantially all eligible employees. The benefits under the plan are based on wages and years of service with the subsidiary. The Company's policy is to fund the minimum amount required by law.

 Net pension expense for the foreign defined benefit plan for the years ended December 31, 1995, 1994 and 1993 consists of the following components (in thousands):

                                        REORGANIZED
                                         COMPANY       PREDECESSOR COMPANY
                                        -----------    -------------------
                                            1995         1994       1993
                                          -------      -------     -------

Service costs--benefits earned            $ 1,726      $ 1,725     $ 1,479
Interest on projected benefit               2,166        2,772       2,478
 obligations
Actual return on plan assets               (4,214)       2,554      (7,955)
Net amortization and deferral               1,866       (6,296)      5,129
                                          -------      -------     -------
Net pension expense                       $ 1,544      $   755     $ 1,131
                                          =======      =======     =======

 The benefit obligations and funded status of the plan at December 31, 1995 and 1994 are as follows (in thousands):

                                           1995        1994
                                         -------      -------
Accumulated benefit obligations:
 Vested                                  $25,000      $29,824
 Non-Vested                                   --           --
 Impact of future salary increases         4,100        4,769
                                         -------      -------

Projected benefit obligations             29,100       34,593

Plan assets at market value               29,300       33,997
                                         -------      -------

Excess (deficiency) of plan assets over
 projected benefit obligations               200         (596)

Unrecognized prior service cost              509          867
Unrecognized net (gain) loss from past
 experience different from that assumed
 and effect of changes in assumptions       (578)         795

Unrecognized net (asset) from initial
 application of SFAS No. 87                 (437)        (759)
                                         -------      -------

(Accrued) prepaid pension                $  (306)     $   307
                                         =======      =======

 The assumptions used as of December 31, 1995, 1994 and 1993 in determining the pension cost and liability shown above were as follows:


                                1995   1994   1993
                               -------------------

Discount rate                   8.5%   9.0%   9.0%
Rate of salary progressions     6.5%   7.0%   7.0%
Rate of return on assets       10.0%  10.0%  10.0%

 The unrecognized net asset of the foreign plan is being amortized over 15 years. The plan assets are invested approximately 80% in equity securities and 20% in fixed income securities.

 The Company contributes to various union pension funds based upon wages paid to union employees of the mechanical and electrical construction and facilities management services business units. Such contributions approximated $35.1 million, $41.4 million and $45.5 million for the years ended December 31, 1995, 1994 and 1993, respectively.

 The Company has defined contribution retirement plans that cover its U.S. non-- union eligible employees. Contributions to these plans are based on a percentage of the employee's base compensation. The expense recognized for the years ended December 31, 1995, 1994 and 1993, relating to continuing operations for the defined contribution plans was $2.1 million, $6.9 million and $3.5 million, respectively.

NOTE L     COMMITMENTS AND CONTINGENCIES

 The Company and its subsidiaries lease land, buildings and equipment under various leases. The leases frequently include renewal options and require the Company to pay for utilities, taxes, insurance and maintenance expenses.

 Future minimum payments, by year and in the aggregate, under capital leases, non-cancelable operating leases and related sub-leases with initial or remaining terms of one or more years relating to continuing operations at December 31, 1995 are as follows (in thousands):


                                          CAPITAL  OPERATING
                                          LEASES    LEASES     SUB-LEASES
                                          -------  ---------   ----------

Year 1                                     $  521    $10,704     $ 2,373
Year 2                                        150      9,294       1,549
Year 3                                        101      6,679       1,186
Year 4                                         98      4,881       1,048
Year 5                                         98      3,502       1,019
Thereafter                                    316     10,099       5,562
                                           ------    -------     -------

Total minimum lease payments                1,284    $45,159     $12,737
                                                     =======     =======

Amounts representing interest                 269
                                           ------

Present value of net minimum lease
 payments                                  $1,015
                                           ======

 Rent expense relating to continuing operations for the years ended December 31, 1995, 1994 and 1993 was $17.5 million, $20.2 million and $21.5 million, respectively. Rent expense for the years ended December 31, 1995, 1994 and 1993 includes sub-lease rentals of $1.7 million, $1.4 million and $0.8 million, respectively. Rent expense relating to discontinued operations for the years ended December 31, 1994 and 1993 was $2.8 million and $7.5 million, respectively.

 The Company has employment agreements with certain of its executive officers and management personnel. These agreements generally continue until terminated by the executive or the Company and provide for salary continuation for a specified number of months under certain circumstances. Certain of the agreements provide the employees with certain additional rights after a change in control, as defined, of the Company occurs.

NOTE M      DISCONTINUED OPERATIONS

 In March 1993, the Company's Board of Directors approved the disposition of the Company's U.S. information services business. The Board of Directors had previously decided to sell the Company's overseas information services businesses. Accordingly, operating results of the information services businesses have been classified as discontinued operations. In August 1993, the Company sold substantially all of the assets of the principal subsidiary carrying on its U.S. information services ("IS Subsidiary") business at which time no material gain or loss was realized. Subsequent to the sale, the Company recorded a loss of $8.1 million in the third quarter of 1993 for uncertainties remaining at the time of sale including the elimination of non-cash charges, recognition of additional liabilities of the subsidiary and the disposition of certain of its lease obligations. Such amount is included in Loss from disposal of businesses, net of income taxes in the accompanying Consolidated Statements of Operations. Under the terms of the sales agreement, the purchaser assumed the debt and other liabilities relating to the ongoing operations of the business. The IS Subsidiary received warrants to buy up to 10% of the purchaser's common stock for a nominal amount. The Company assigned no value to these warrants.

 In October 1993, the IS Subsidiary filed a voluntary petition under Chapter 7 of the U.S. Bankruptcy Code. Additionally, in 1993 the Company recorded a loss of $1.5 million to further write-down the net assets of the IS Subsidiary to its estimated net realizable value based upon current market conditions and sold substantially all of the assets of its foreign information services businesses. The sale of its foreign information services businesses resulted in a loss of $3.3 million in 1993. Such amounts are included under the caption Loss from disposal of businesses, net of income taxes in the accompanying Consolidated Statements of Operations. As of December 31, 1993, all of the information services businesses had been sold.

 Revenues of the information services businesses in 1993 were $876.7 million.

 In April 1992, the Company announced its intention to sell its water supply business. However, in July 1993 the Company's Board of Directors decided not to proceed with the sale due to uncertainties created by the then pending rate related proceedings and litigation. In December 1993, JWS entered into an agreement with respect to the rate related proceedings and litigation which was approved by the New York State Public Service Commission on February 2, 1994. Accordingly, in the first quarter of 1994 the Company reinstated its plan of disposition and a $7.4 million loss was recorded in 1993 to write-down the net assets of the water supply business to estimated net realizable value, as determined with the assistance of the Company's financial advisors. The financial statements for all periods presented prior to 1995 reflect the water supply business as discontinued operations.

 The assets of the water supply business consist primarily of utility plant and equipment which are located in Nassau and Queens Counties in the State of New York. The net assets of the water supply business are classified in the accompanying Consolidated Balance Sheets under the caption Net assets held for sale.

 Agreements for the sale of substantially all the assets of JWS have been executed and an agreement for the sale of all the capital stock of Sea Cliff has also been executed.

 Revenues of the water supply business were $65.0 million and $66.8 million for the years ended December 31, 1994 and 1993, respectively. Operating income of the water supply business was $14.3 million and $15.4 million for the years ended December 31, 1994 and 1993, respectively.

 Combined operating results of discontinued operations including both the information services and water supply business for the years ended December 31, 1994 and 1993 (in thousands):


                              PREDECESSOR COMPANY
                              -------------------
                                1994      1993
                              -------   --------

Revenues                      $64,993   $943,455
Costs and expenses             50,725    917,872
                              -------   --------
Operating income               14,268     25,583
Interest expense               (4,052)   (14,320)
                              -------   --------
Income before taxes            10,216     11,263
Provision for income taxes         --         --
                              -------   --------
Income from
  discontinued operations     $10,216   $ 11,263
                              =======   ========

 As discussed above, in August 1993, the Company sold substantially all of its information services businesses. The operating results of discontinued operations in 1994 consists only of the water supply business.

NOTE N     BUSINESSES SOLD AND OTHER NET ASSETS HELD FOR SALE

 For the year ended December 31, 1994, the Company received cash proceeds of $13.6 million, from the sale of certain non-core businesses and other assets. The assets sold included the sale of the Company's telephone systems business, its minority ownership in an environmental business and other non-core businesses.

 Revenues and operating losses of businesses sold and other net assets held for sale for the years ended December 31, 1994 and 1993 are as follows (in thousands):

                          PREDECESSOR COMPANY
                        -----------------------
                             DECEMBER 31,
                          1994           1993
                        --------       --------

Revenues                $168,939       $257,910
Operating (loss)        $(13,651)      $(11,802)

 A condensed combined balance sheet relating to discontinued operations (the water supply business) and other net assets held for sale at December 31, 1995 is as follows (in thousands):

Cash                                 $  5,082
Accounts receivable, net               26,107
Costs and estimated
 earnings in excess of billings         9,207
Inventories                             1,158
Other current assets                    1,451
                                     --------
                                       43,005
Property, plant and
 equipment, net                       156,236
Other assets                            9,092
                                     --------

                                     $208,333
                                     ========


Current maturities of
 long-term debt and capital
 lease obligations                   $ 12,613
Accounts payable                       18,261

Billings in excess of costs and
 estimated earnings                     5,856
Other accrued expenses                 36,796
                                     --------
                                       73,526

Long-term debt                         42,789
Other long-term liabilities            30,049

Net assets held for sale               61,969
                                     --------

                                     $208,333
                                     ========


NOTE O     INSURANCE RESERVES

 The Company's insurance liability is determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. The present value of such claims was determined at December 31, 1995 and 1994 using a 4% discount rate. The estimated current portion of the insurance liability was $4.9 million and $1.5 million at December 31, 1995 and 1994, respectively. Such amounts are included in Other accrued expenses and liabilities in the accompanying Consolidated Balance Sheets. The non-current portion of the insurance liability was $32.2 million and $29.9 million at December 31, 1995 and 1994, respectively. Such amounts are included in Other Long-Term Obligations. The undiscounted liability was approximately $42.3 million and $35.9 million at December 31, 1995 and 1994, respectively.

 Since October 1992, in order to secure these insurance obligations, the Company and its indirect wholly-owned captive insurance subsidiary has made cash collateral deposits to an unrelated insurance company. These deposits totaled $30.8 million and $37.6 million as of December 31, 1995 and 1994, respectively, and are classified as a long-term asset in the accompanying Consolidated
Balance Sheets under the caption Insurance cash collateral in Other Assets.

 The Company is subject to regulation with respect to the handling of certain materials used in construction which are classified as hazardous or toxic by agencies at Federal, State and local levels. The Company's practice is to avoid participation in projects principally involving the remediation or removal of such materials. However, where remediation is a required part of contract performance, the Company believes it complies with all applicable regulations governing the discharge of material into the environment or otherwise relating to the protection of the environment.

 The Company believes that it maintains adequate insurance coverage for its current operations.

NOTE P  ADDITIONAL CASH FLOW INFORMATION (IN THOUSANDS)

                                              REORGANIZED
                                                COMPANY     PREDECESSOR COMPANY
                                              ------------  -------------------
                                              DECEMBER 31,     DECEMBER 31,
                                                 1995        1994       1993
                                              ------------  ------     -------

Cash paid (refunded) during the year for:
 Interest                                       $6,797      $7,250     $26,126
 Income taxes                                      886         720      (2,177)

Significant non--cash financing
  and investment  transactions are as
  follows:
Notes receivable and other assets
 received from sale of assets                       --          --      10,875
Fixed assets acquired under
  capital lease obligations                     $   --      $   --     $    46


NOTE Q   SEGMENT INFORMATION

 The following presents information about continuing operations by geographic areas for the years ended December 31, 1995, 1994 and 1993 (in thousands):

                                                                 NET (LOSS)
                                                                  GAIN ON
                                               OPERATING         BUSINESSES                       NET ASSETS
                                                INCOME          SOLD OR HELD   IDENTIFIABLE        HELD FOR
                              REVENUES          (LOSS)            FOR SALE        ASSETS             SALE
                             ----------        ---------        ------------   ------------       ----------
1995
United States                $1,035,975        $  4,847           $ (926)        $ 447,790           $61,969
United Kingdom                  379,691           2,383               --           139,000                --
Canada                          135,031           1,307               --            41,376                --
Other                            38,047          (2,644)              --            20,810                --
                             ----------        --------           ------         ---------           -------
                             $1,588,744        $  5,893           $ (926)        $ 648,976           $61,969
                             ==========        ========           ======         =========           =======

1994
United States                $1,334,537        $ (9,773)          $1,183         $487,438           $55,401
United Kingdom                  287,372          (5,274)              --          119,461                --
Canada                          113,331          (6,966)              --           35,681                --
Other                            28,721            (190)              --           12,588                --
                             ----------        --------           ------         --------           -------
                             $1,763,961        $(22,203)          $1,183         $655,168           $55,401
                             ==========        ========           ======         ========           =======

1993
United States                $1,692,470        $(57,906)          $  747         $572,468           $83,615
United Kingdom                  293,507          (2,494)             511          102,784                --
Canada                          180,633          (3,223)              --           38,066                --
Other                            28,125          (1,909)            (230)           9,509                --
                             ----------        --------           ------         --------           -------
                             $2,194,735        $(65,532)          $1,028         $722,827           $83,615
                             ==========        ========           ======         ========           =======

 Other includes European locations outside the United Kingdom as well as the Far East and Middle East.

NOTE R SELECTED UNAUDITED QUARTERLY INFORMATION (IN THOUSANDS, EXCEPT PER SHARE DATA)

1995 QUARTERLY RESULTS       MARCH 31      JUNE 30       SEPT 30        DEC 31
                             --------      -------       -------        ------
[S]                          [C]           [C]           [C]        [C]
Revenues                     $386,015      $381,562      $403,941      $417,226
Gross profit                   31,867        31,934        38,709        40,637
Net (loss) income            $ (6,959)     $ (5,718)     $    593      $  1,231
                             ========      ========      ========      ========

Net (loss) income per share  $  (0.74)     $  (0.61)     $   0.06      $   0.13
                             ========      ========      ========      ========

1994 QUARTERLY RESULTS       MARCH 31      JUNE 30       SEPT 30        DEC 31
                             --------      --------      --------      --------

Revenues                     $435,554      $433,541      $444,355      $450,511
Gross profit                   42,297        42,825        35,998        35,252
Reorganization items           (3,600)       (3,300)       (3,200)      (81,218)
Loss from continuing
 operations including
 reorganization items,
 before extraordinary
 item, cumulative effect
 of accounting change          (7,418)       (6,289)      (15,589)      (89,638)
Income from discontinued
  operations                    1,144         2,683         5,559           830
Extraordinary item -- gain
 on debt discharge                 --            --            --       413,249

Cumulative effect of
 change in method of
 accounting for
 post-employment benefits      (2,100)           --            --            --
                             --------      --------      --------      --------
Net (loss) income            $ (8,374)     $ (3,606)     $(10,030)     $324,441
                             ========      ========      ========      ========
Supplemental (loss) income
 per share:
Continuing operations        $  (0.79)     $  (0.67)     $  (1.65)     $  (9.51)
Discontinued operations          0.12          0.28          0.59          0.09
Extraordinary item -- gain
 on debt discharge                 --            --            --         43.85

Cumulative effect of
 change in method of
 accounting for post-
 employment benefits            (0.22)           --            --            --
                             --------      --------      --------      --------
Net (loss) income per share  $  (0.89)     $  (0.39)     $  (1.06)     $  34.43
                             ========      ========      ========      ========

 The loss from continuing operations, including reorganization items in the fourth quarter of 1994, reflects $2.4 million of reorganization charges for various legal and professional fees associated with the Chapter 11 proceeding. In addition a charge of approximately $78.8 million was recorded to state assets and liabilities at fair value in accordance with the principles of Fresh--Start Accounting as required by SOP 90--7.

 All per share data has been restated to reflect the assumed issuance of New Common Stock as of January 1, 1994.

NOTE S      LEGAL PROCEEDINGS

 In September 1995, the Company reached a comprehensive settlement with the SEC relating to the matters underlying its previously announced accounting adjustments and write-offs for the fiscal year ended December 31, 1992, and the restatement of its net income for the fiscal year ended December 31, 1991. The settlement is the culmination of an investigation the SEC commenced in 1992.

 The SEC allegations were contained in a Complaint filed September 21, 1995 in the United States District Court for the Southern District of New York, against the Company and four individuals, none of whom is currently employed by the Company, who served as officers and/or directors of JWP INC. and/or certain of its subsidiaries at various times in 1991 and 1992. Without admitting or denying any of those allegations, the Company entered into a formal Consent to the entry of a Final Judgment of Permanent Injunction, which was filed simultaneously with the Complaint. The Company consented to the entry of an order permanently enjoining the Company from, among other things, committing violations of various antifraud provisions of the federal securities laws, and failing to make and keep books and records which accurately reflect the Company's transactions and disposition of assets. The SEC's Complaint did not seek, nor does the Consent require, payment of any monetary penalties by the Company.

 In February 1995 as part of an investigation by the New York County District Attorney's office into the business affairs of Herbert Construction Company ("Herbert"), a general contractor that does business with the Company's subsidiary, Forest Electric Corporation ("Forest"), a search warrant was executed at Forest's executive offices. At that time, the Company was informed that Forest and certain of its officers are targets of the continuing investigation. Neither the Company nor Forest has been advised of the precise nature of any suspected violation of law by Forest or its officers. On July 11, 1995, Ted Kohl, a principal of Herbert, and DPL Interiors, Inc., a company allegedly owned by Kohl, were indicted by a New York County grand jury for grand larceny, fraud, repeated failure to file New York City Corporate Tax Returns and related money laundering charges. Kohl was also charged with filing false personal income and earnings tax returns, perjury and offering false instruments for filing with the New York City School Construction Authority. In a press release announcing the indictment, the Manhattan Direct Attorney said that the investigation disclosed that Mr. Kohl allegedly received more than $7 million in kickbacks from subcontractors through a scheme in which he allegedly inflated subcontracts on Herbert's construction contracts. At a press conference following the indictment, the District Attorney announced that the investigation is continuing, and he expects further indictments in the investigation. Forest performs electrical contracting services primarily in the New York City commercial market and is one of the largest of the Company's subsidiaries.

 The Dynalectric Company ("Dynalectric") is a defendant in an action entitled Computran v. Dynalectric, et. al., pending in Superior Court of New Jersey,
--------------------------------
Bergen County, arising out of its participation in a joint venture. In the action, which was instituted in 1988, the plaintiff, Computran, a participant in and a subcontractor to the joint venture, alleges that Dynalectric wrongfully terminated it from the subcontract, fraudulently diverted funds due it, misappropriated its trade secrets and proprietary information, fraudulently induced it to enter into the joint venture and conspired with other defendants to commit certain acts in violation of the New Jersey Racketeering Influence and Corrupt Organization Act. Dynalectric believes that Computran's claims are without merit and intends to defend this matter vigorously. Dynalectric has filed counterclaims against Computran. Discovery is ongoing, no trial date is scheduled.

 On September 26, 1994 certain holders of Warrants of Participation ("Warrants") that were issued pursuant to a Warrant Agreement dated June 15, 1969 by the Company's predecessor, Jamaica Water and Utilities, Inc. ("JWU"), commenced a declaratory judgment action against a subsidiary of the Company Jamaica Water Securities Corp. ("JWSC") by filing a complaint in the Supreme Court of the State of New York, Westchester County, bearing the caption, Harold F.
                                                            ---------
Scattergood Jr., et al. v. Jamaica Water Securities Corp. (Index No. 15992/94).
---------------------------------------------------------
On October 17, 1994, an amended complaint was served adding additional plaintiffs.

 The plaintiffs sought a declaration that JWSC succeeded to the Company's obligations on the Warrants by reason of its 1977 acquisition of the Company's 96% stock interest in JWS. The plaintiffs also claimed that certain events constituted a disposition of the assets of JWS which triggered the Warrants, obligating JWSC to issue shares of its own stock to plaintiffs. In the alternative, plaintiffs claimed that the December 31, 1994 expiration date of the Warrants should be extended for some indefinite period of time.

 By a Decision and Order, entered on June 22, 1995, the court granted the Company's motion to dismiss the plaintiffs' action holding that the assets of JWS had not been "disposed of" under the express terms of the Warrants prior to their stated expiration on December 31, 1994. The court also held that it lacked the power to rewrite the "clear and unambiguous provisions" of the Warrants Agreement to extend the December 31, 1994 deadline. The plaintiffs have appealed the court's decision.

 In addition to the above, the Company is involved in other legal proceedings and claims, asserted by and against the Company, which have arisen in the ordinary course of business.

 The Company believes it has a number of valid defenses to these actions and the Company intends to vigorously defend or assert itself in these claims and does not believe that a significant liability will result. However, the Company cannot predict the outcome thereof or the impact that an adverse result of the matters discussed above will have upon the Company's financial position or results of operations.

NOTE T     ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

 Effective January 1, 1994, the Company adopted the provisions of SFAS 112. This standard requires that the cost of benefits provided to former or inactive employees be recognized on an accrual basis of accounting. Previously the Company recognized such post--employment benefit costs (primarily short--term disability and severance costs) when paid. The cumulative effect of adopting SFAS 112 was to record a charge of $2.1 million as of January 1, 1994. Such amount has been reflected in the Consolidated Statements of Operations for the year ended December 31, 1994 under the caption "Cumulative Effect of Change in Method of Accounting for Post--employment Benefits". The adoption of SFAS 112 did not have a material effect on the 1994 loss before extraordinary item and cumulative effect of accounting changes.

 Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106, Accounting For Post--retirement Benefits Other Than Pensions ("SFAS 106"). The actuarial present value of the accumulated post--retirement benefit obligations under SFAS 106 approximated $7.0 million as of December 31, 1993. Such amount relates to the Company's water supply business which is included in "Net assets held for sale" in the accompanying Consolidated Balance Sheets and Discontinued Operations in the accompanying Consolidated Statements of Operations.

NOTE U    OTHER

 During the third and fourth quarters of 1994, the Company wrote down its investment in Health Care International Ltd. ("HCI"), a Scottish hospital, due to its deteriorating financial condition. HCI was placed in receivership in November, 1994.

NOTE V     FRESH-START REPORTING

 The Company has accounted for its reorganization by using the principles of Fresh--Start Accounting as required by SOP 90--7. For accounting purposes, the Company assumed that the Plan of Reorganization was consummated on December 31, 1994. Under the principles of Fresh--Start Accounting, the Company's total net assets were recorded at their assumed reorganization value, with the reorganization value allocated to identifiable assets on the basis of their estimated fair value. Accordingly, the Company's accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts were reduced by approximately $11.6 million. In addition, its intangible assets of approximately $60.5 million were written off. The Company's accumulated stockholders' deficit of approximately $334.5 million, including its old common stock of $4.1 million, old Series A Preferred Stock of $20.9 million, and old warrants of participation of $0.6 million and cumulative translation adjustments of $6.2 million were eliminated. The excess of reorganization value over the value of identifiable assets is reported as "Reorganization value in excess of amounts allocable to identifiable assets" (the "Excess Reorganization Value").

 The primary valuation methodology employed by the Company, with the assistance of its financial advisors to determine the reorganization value of the Company was a net present value approach. The valuation was based on the Company's forecasts of unleveraged, after--tax cash flows calculated for each year over the four--year period from 1994 to 1997, capitalizing projected earnings before interest, taxes, depreciation and amortization at multiples ranging from 3 to 10 selected to value earnings and cash flows beyond 1997, and discounting the resulting amounts to present value at rates ranging from 10% to 30% selected to approximate the Company's projected weighted average cost of capital. The above calculations resulted in an estimated reorganization value of approximately $81.1 million, of which the Excess Reorganization Value was $5.0 million.

 As a result of the implementation of Fresh--Start Accounting, the consolidated financial statements of the Company after consummation of the Plan of Reorganization are not comparable to the Company's consolidated financial statements of prior periods, and have been separated by a black line.

The effect of the Plan of Reorganization, including the discharge of debt, and the implementation of Fresh-Start Accounting on the Company's Consolidated Balance Sheet as of December 31, 1994 was as follows (in thousands):

                                               ADJUSTMENTS TO RECORD PLAN OF REORGANIZATION
                                 -------------------------------------------------------------------
                                                       DEBT
                                 PRE-FRESH-START     DISCHARGE                          FRESH-START
                                  BALANCE SHEET          &             FRESH-START     BALANCE SHEET
                                   DECEMBER 31,       EXCHANGE         ADJUSTMENTS      DECEMBER 31,
                                       1994         OF STOCK (a)           (f)             1994
                                 ---------------    ------------       -----------     -------------
CURRENT ASSETS:
Cash and cash equivalents           $  52,505          $ --                 $ --         $ 52,505
Accounts receivable, net              441,958            --               (3,000)         438,958
Costs and estimated
 earnings in excess of billings
 on uncompleted contracts              60,912            --               (8,565)          52,347
 Inventories                            6,910            --                   --            6,910
 Prepaid expenses and other             8,115            --                   --            8,115
 Net assets held for sale              83,113            --              (27,712)(g)       55,401
                                    ---------          ----            ---------         --------
TOTAL CURRENT ASSETS                  653,513            --              (39,277)         614,236
                                    ---------          ----            ---------         --------

INVESTMENTS, NOTES,
  AND OTHER LONG TERM
  RECEIVABLES                           6,122            --                   --            6,122

PROPERTY, PLANT AND
  EQUIPMENT, NET                       33,670            --                   --           33,670

OTHER ASSETS:
Excess of cost of acquired
  business over net assets             57,435            --              (57,435)              --
Reorganization value in
 excess of amounts allocable to
  identifiable assets                      --            --                5,000            5,000
 Miscellaneous                         51,595            --               (3,125)          48,470
                                    ---------          ----            ---------         --------
                                      109,030            --              (55,560)          53,470
                                    ---------          ----            ---------         --------
TOTAL ASSETS                        $ 802,335          $ --            $ (94,837)        $707,498
                                    =========          ====            =========         ========

                                                                     (continued)

                                                      ADJUSTMENTS TO RECORD PLAN OF REORGANIZATION
                                        -------------------------------------------------------------------
                                                               DEBT
                                        PRE-FRESH-START      DISCHARGE                          FRESH-START
                                         BALANCE SHEET           &             FRESH-START     BALANCE SHEET
                                          DECEMBER 31,        EXCHANGE         ADJUSTMENTS      DECEMBER 31,
                                              1994          OF STOCK (a)           (f)             1994
                                        ---------------     ------------       -----------     -------------
CURRENT LIABILITIES:
Notes payable                                $   4,803          $ --                $ --         $  4,803
Borrowings under working
  capital credit line                           40,000            --                  --           40,000
Current maturities of long
 term debt and capital lease
 obligations                                     2,627          (538)(b)              --            2,089
Series A Senior Notes                               --        63,785 (b)          (8,384)(g)       55,401
Accounts payable                               219,564            --                  --          219,564
Billings in excess of
 costs and estimated earnings on
  uncompleted contracts                        115,567            --                  --          115,567
Accrued expenses and other
  liabilities                                   84,574            --                  --           84,574
                                             ---------       -------           ---------         --------

TOTAL CURRENT
  LIABILITIES                                  467,135        63,247              (8,384)         521,998
                                             ---------       -------           ---------         --------

LONG TERM DEBT                                   3,667        68,292(b)          (10,729)          61,230
                                             ---------       -------           ---------         --------

OTHER LONG TERM
  OBLIGATIONS                                   43,140            --                  --           43,140
                                             ---------       -------           ---------         --------

PRE-CONSENT DATE
  LIABILITIES SUBJECT TO
  COMPROMISE                                   622,859      (622,859)(b)(c)           --               --
                                             ---------       -------           ---------         --------

STOCKHOLDERS'
(DEFICIT) EQUITY:
Old Series A Preferred Stock                    20,905       (20,905)(d)              --               --
Old Common Stock                                 4,073        (4,073)(d)              --               --
New Common Stock                                    --            94 (d)              --               94
Old Warrants of Participation                      576          (576)(d)              --               --
New Warrants                                        --            --               2,179            2,179
Capital Surplus                                204,591        25,460            (151,194)          78,857
Cumulative translation
  adjustment                                    (6,241)           --               6,241               --
 (Deficit)                                    (558,370)      491,320 (e)          67,050               --
                                             ---------       -------           ---------         --------
TOTAL STOCKHOLDERS'
 (DEFICIT) EQUITY                             (334,466)      491,320             (75,724)          81,130
                                             ---------       -------           ---------         --------

TOTAL LIABILITIES AND
  STOCKHOLDERS'
   (DEFICIT) EQUITY                          $ 802,335          $ --           $ (94,837)        $707,498
                                             =========       =======           =========         ========

(a) Reflects adjustments relating to discharge of debt and exchange of newly issued debt and equity securities pursuant to the Plan of Reorganization.

(b) Reflects the discharge of old debt and issuance of new debt under the Plan of Reorganization as follows (In thousands):

                                          HISTORICAL   RESTRUCTURE     FRESH
                                           CARRYING     DISCHARGE/     START
                                            AMOUNT       EXCHANGE     BALANCE*
                                          ----------   -----------    --------
Senior Notes Payable under Revolving
  Credit Facility                           $155,795    $(155,795)      $ --
Senior Notes Payable under Various
   Indentures                                328,572     (328,572)        --
Subordinated Note Payable                      9,600       (9,600)        --
Convertible Subordinated Debentures            7,040       (7,040)        --
                                            --------    ---------      -------
Total Debt in Default                       $501,007    $(501,007)        --
                                            ========    =========      =======
Other Senior Notes (included in current
  maturities of long--term debt)            $    538    $    (538)      $ --
                                            ========    =========      =======
New 7% Series A Senior Secured Notes          $ --      $  63,785(1)   $63,785
                                            ========    =========      =======
New 11% Series C Notes (included in
 long--term debt)                             $ --      $  62,827      $62,827
                                            ========    =========      =======

New 8% Supplemental SellCo Note
 (included in long-term debt)                 $ --      $   5,464      $ 5,464
                                            ========    =========      =======

* The pro forma adjustments to the recorded debt balances reflect the differences between the historical carrying amounts of the old debt securities and the face amount of the new debt securities issued pursuant to the Plan of Reorganization before fresh--start adjustments.

(1) The amount of Series A Notes to be issued are based upon an assumed total of $100.0 million of pre-petition general unsecured claims after settlement of disputed and unliquidated pre-petition general unsecured claims. An additional $7.2 million of Series A Notes were available to be issued to holders of general unsecured claims calculated as follows (in millions):

     Authorized value of Series A Notes                 $71.0
     Series A Notes issued or estimated to be issued     63.8
                                                        -----
     Series A Notes available for issue                 $ 7.2
                                                        =====

(c) Reflects reduction of recorded amounts of accrued interest, insurance reserves, other impaired liabilities and unexpired leases rejected by the Company during its bankruptcy proceeding classified as pre--consent liabilities subject to compromise (in thousands):

                                                         LONG
                                    ACCOUNTS ACCRUED     TERM
                                    PAYABLE  EXPENSES LIABILITIES   TOTAL
                                    -------- -------- -----------  --------
Accrued interest                      $ --   $43,315         $ --  $ 43,315
Insurance reserves                      --     9,600       26,800    36,400
Amount due to JWP Information
  Services, Inc.                        --    24,933           --    24,933
Foreign debt guarantees                 --     6,037           --     6,037
Stock price guarantees                  --     5,118           --     5,118
Preferred dividends in arrears          --     2,257           --     2,257
Unexpired leases                        --        --        1,718     1,718
Directors' retirement benefits          --        --          975       975
Other impaired claims                  400       699           --     1,099
                                      ----   -------      -------  --------
Total                                 $400   $91,959      $29,493  $121,852
                                      ====   =======      =======  ========

(d) Reflects the elimination of the recorded book value of old common stock, old preferred stock and warrants of participation upon consummation of the Plan of Reorganization and the issuance of 1,518,000 New Warrants and 9,424,083 shares of New Common Stock, $.01 par value.

(e) The deficit was reduced by the net reduction in debt due to the discharge of old debt and issuance of new debt instruments at face value, as well as the reduction of recorded amounts of impaired liabilities as described in Note (c). Reconciliation to "Gain on debt discharge" shown in the Consolidated Statement of Operations (in thousands):

        $ 491,320  Equity adjustment to record plan of
                   reorganization
           14,951  Debt discount recorded as Fresh-start
                   adjustment
         (81,130)  Fair value of Equity securities issue
                   recorded as fresh--start adjustment
         (11,892)  Series B Notes which were paid on the
        ---------  Effective Date
        $ 413,249  Gain on debt discharge
        =========

(f) To record the adjustments to state assets and liabilities at fair value and to eliminate the deficit in accumulated earnings against additional paid-- in capital. Reconciliation to "Fresh--start adjustments" shown in the Consolidated Statement of Operations (in thousands):

        $  75,724  Equity adjustment to record plan of
                   reorganization
           14,951  Debt discount included in calculation
                   of gain on debt discharge
         (11,892)  Series B Notes which were paid on the
        ---------  Effective Date
        $  78,783  Fresh--start adjustments
        =========

(g) Amount includes approximately $4.1 million of principal reduction of Series A Notes on the Effective Date.

NOTE W      PRO FORMA STATEMENT OF OPERATIONS

 The following unaudited Consolidated Pro Forma Statement of Operations reflects the financial results of the Company as if the reorganization had been effective January 1, 1994 (in thousands, except per share data):

                                                   OPERATIONS       OTHER
                                                  SOLD OR HELD    PRO FORMA         PRO FORMA
                                   HISTORICAL     FOR SALE (a)   ADJUSTMENTS       REORGANIZED
                                   ----------     ------------   -----------       -----------
REVENUES                           $1,763,961      $(168,939)         $ --         $1,595,022
                                   ----------      ---------       -------         ----------
COSTS AND EXPENSES:
Cost of sales                       1,607,589       (152,023)           --          1,455,566
Selling, general and
  administrative                      178,575        (30,567)       (3,646)(b)        144,362
                                   ----------      ---------       -------         ----------
                                    1,786,164       (182,590)       (3,646)         1,599,928
                                   ----------      ---------       -------         ----------

OPERATING LOSS:                       (22,203)        13,651         3,646             (4,906)

Interest expense, net                  (2,476)           120       (13,211)(c)        (15,567)
Net gain on businesses sold
  or held for sale                      1,183             --        (1,183)(d)             --
Loss on investment                     (4,452)            --            --             (4,452)
REORGANIZATION ITEMS:
  Professional fees                   (12,535)            --        12,535(e)              --
  Fresh--start adjustments            (78,783)            --        78,783(e)              --
                                   ----------      ---------       -------         ----------
                                     (119,266)        13,771        80,570            (24,925)

INCOME TAX BENEFIT                       (332)            --            --               (332)
                                   ----------      ---------       -------         ----------

(LOSS) FROM CONTINUING
  OPERATIONS BEFORE
  EXTRAORDINARY
  ITEM AND CUMULATIVE
  EFFECT OF ACCOUNTING
  CHANGE                           $ (118,934)     $  13,771       $80,570         $  (24,593)
                                   ==========      =========       =======         ==========

NET INCOME (LOSS) PER
  SHARE FROM CONTINUING
  OPERATIONS BEFORE
  EXTRAORDINARY ITEM
  AND CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE               $(12.62)           $1.46      $  8.55            $(2.61)
                                   ==========      =========       =======         ==========

(a)  Reflects adjustments to the Company's historical
     Consolidated Statement of Operations to
     eliminate revenues, cost and expenses and interest.
(b) Reflects the following adjustments to selling, general and administrative expenses

     To eliminate amortization of goodwill and other
     intangibles                                              $ 3,646
                                                              =======

(c) Reflects the following adjustments to interest expense, net:

     To record interest expense on 11% Series C Notes         $ 7,745
     based upon the pro forma discounted carrying value and assuming a discount rate of 14%

     To record interest expense on 8% SellCo                      596
     Supplemental Note (as that term is hereafter
     defined) based upon the pro forma discounted
     carrying value and assuming a discount rate of
     14%

     To record interest expense on new working                  4,500
     capital credit facilities assuming an average of $30.0 million outstanding at 15%(f)

     To reverse interest on debtor-in-possession               (2,030)
     credit facility

     To record debt issuance costs at closing                   2,400
                                                              -------
                                                              $13,211
                                                              =======
     Interest expense on the 7% Series A Notes and
     Series B Notes is not included as a component of interest expense as amounts will be paid from the net cash proceeds of sale of stock or assets of subsidiaries of SellCo and other net assets held for sale. Under the terms of the Series A
     Notes, interest expense would have been $6.8
     million for the year ended December 31, 1994

(d)  To eliminate net gain on sale of businesses              $ 1,183
                                                              =======

(e)  To eliminate various legal and other
     professional fees associated with the Chapter 11 proceeding and to record fair value adjustments in accordance with SOP 90-7.

(f) The amount of borrowings under credit lines made available to the Company on the Effective Date is contingent upon the cash requirements of the Company. The following table reflects the impact of various borrowing levels on the proforma statement of operations:

                                                 PRO FORMA REORGANIZED
-------------------------------------------------------------------------------------------------------------------------
                                                                                               NET LOSS PER SHARE FROM
                                                                                                CONTINUING OPERATIONS
                            TOTAL                 NET INCOME (LOSS) FROM CONTINUING              BEFORE EXTRAORDINARY
 BORROWING                INTEREST              OPERATIONS BEFORE EXTRAORDINARY ITEM              ITEM AND CUMULATIVE
  LEVEL                   EXPENSE            AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE       EFFECT OF ACCOUNTING CHANGE
----------                -------            ------------------------------------------       ---------------------------
$35 million               $16,317                              ($25,343)                                 ($2.69)
 40 million                17,067                               (26,093)                                  (2.77)
$45 million               $17,817                              ($26,843)                                 ($2.85)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of EMCOR Group, Inc.

We have audited the accompanying Consolidated Balance Sheet of EMCOR Group, Inc. and its subsidiaries (the "Company") as of December 31, 1995, and the related Consolidated Statements of Operations, Cash Flows and Stockholders' Equity (Deficit) for the year then ended. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

 Our audit was made for the purpose of forming an opinion on the basic financial statements taken as as whole. The schedule of Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commissions rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP
Stamford, Connecticut
March 11, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of EMCOR Group, Inc.

We have audited the accompanying Consolidated Balance Sheets of EMCOR Group, Inc. (formerly JWP INC.) and its subsidiaries (the "Company") as of December 31, 1994 and 1993, and the related Consolidated Statements of Operations, Stockholders' Equity (Deficit) and Cash Flows for the years then ended. Our audit also included the financial statement schedule for the year ended December 31, 1994 and 1993 listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibity of the Company's management. Our responsibility is to report on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our report dated July 8, 1994, we did not express an opinion on the 1993 consolidated financial statements due to the material uncertainties related to the Company's ability to continue as a going concern because the Company had experienced significant losses from operations for each of the years ended December 31, 1993 and 1992, had negative working capital and a deficit in stockholders' equity and because of the possible material effects of uncertainties related to the net realizable value of assets of discontinued operations, claims filed against the Company, and the possible consequences of the bankruptcy proceedings. As discussed in Note A to the consolidated financial statements, during December 1994 the Company emerged from Chapter 11 of the Federal Bankruptcy Code. The emergence from bankruptcy resulted in a significant reduction in debt, the obtaining of a new credit agreement and the valuing of the Company at its new reorganization value resulted in positive stockholders' equity versus a pre-emergence deficit of $324.0 million. Accordingly, our present opinion on the 1993 consolidated financial statements, as expressed herein, is different from our prior report on the 1993 consolidated financial statements.

As discussed in Notes A and V to the consolidated financial statements, the Company emerged from Chapter 11 of the U.S. Bankruptcy Code on December 15, 1994. Accordingly, the accompanying financial statements have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. The Company accounted for the Reorganization as of December 31, 1994 and adopted Fresh-Start Reporting. As a result, the December 31, 1994 consolidated balance sheet is not comparable to prior periods since it presents the consolidated financial position of the reorganized entity.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As more fully described in Note S to the consolidated financial statements, the Company is involved with certain legal proceedings. The Company is presently unable to predict the outcome of these proceedings, and the impact, if any, that the ultimate resolution of such matters will have upon the Company and its consolidated financial statements. No provision for any liability that may result from the resolution of these uncertainties has been made in the accompanying consolidated financial statements.

As discussed in Note T to the consolidated financial statements, the Company changed its method of accounting for post-employment benefits effective January 1, 1994.


DELOITTE & TOUCHE LLP
New York, New York
March 17, 1995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 On September 19, 1995 the Audit Committee of the Board of Directors of the Company appointed Arthur Andersen LLP as independent accountants for its fiscal year ending December 31, 1995 to replace Deloitte & Touche LLP effective with such appointment.

 Deloitte & Touche LLP's report, dated March 17, 1995, on the financial statements of the Company for its two most recent fiscal years ended December 31, 1994 did not contain an adverse opinion, disclaimer of opinion, or qualification as to uncertainty, audit scope, or accounting principles.

 However, in its report dated July 8, 1994 on the financial statements of the Company for its fiscal year ended December 31, 1993, Deloitte & Touche LLP did not express an opinion on the Company's 1993 consolidated financial statements due to then material uncertainties related to the Company's ability to continue as a going concern because the Company had experienced significant losses from operations for each of the years ended December 31, 1993 and 1992 and then had negative working capital and a deficit in stockholders' equity and because of the then possible material effects of uncertainties related to the net realizable value of assets of discontinued operations, claims filed against the Company, and the possible consequences of the Company's Chapter 11 proceeding. The Company's emergence from bankruptcy on December 15, 1994 resulted in a significant reduction in the Company's indebtedness, its obtaining of a new credit agreement and the valuing of the Company at a new reorganization value resulting in positive stockholders' equity permitting Deloitte & Touche LLP in its report dated March 17, 1995 to express an opinion on the 1993 consolidated financial statements as well as the 1994 consolidated financial statements.

 During the Company's two most recent fiscal years ended December 31, 1994 and the interim period from January 1, 1995 to September 22, 1995, the date on which the Company filed its Report on Form 8-K announcing the appointment of Arthur Andersen LLP, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which caused that firm to make reference to the subject matter of such disagreements in connection with its reports.

 During the Company's two most recent fiscal years ended December 31, 1994 and the interim period from January 1, 1995 to September 22, 1995, the date on which the Company filed its Report on Form 8-K announcing the appointment of Arthur Andersen LLP, there were no reportable events of the type described in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulations S-K under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICES OF THE REGISTRANT

 The information required by Item 10 with respect to identification of directors is incorporated herein by reference to the material to be included under the caption "Election of Directors" in the Company's definitive proxy statement for its Annual Meeting of Stockholders, at which Directors are to be elected, which definitive proxy statement is to be filed not later than 120 days of the end of the Company's fiscal year ended December 31, 1995.

 The information called for by Item 10 with respect to "Executive Officers of the Registrant" is included in Part I under the caption "Executive Officers of the Registrant".



ITEM 11.  EXECUTIVE COMPENSATION

 The information required by Item 11 with respect to executive compensation is incorporated herein by reference to the material to be included in the Company's definitive proxy statement for its Annual Meeting of Stockholders, at which Directors are to be elected, which definitive proxy statement is to be filed not later than 120 days after the end of the Company's fiscal year ended December 31, 1995.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 The information required by Item 12 with respect to certain beneficial owners and management is incorporated herein by reference to the material under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's definitive proxy statement for its Annual Meeting of Stockholders, at which Directors are to be elected, which definitive proxy statement is to be filed not later than 120 days after the end of the Company's fiscal year ended December 31, 1995.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 The information required by Item 13 with respect to certain transactions with management and directors is incorporated herein by reference to the material under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its Annual Meeting of Stockholders, at which Directors are to be elected, which definitive proxy statement is to be filed not later than 120 days after the end of the Company's fiscal year ended December 31, 1995.

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)(1) The following consolidated financial statements of EMCOR Group, Inc. and subsidiaries are included in Part II, Item 8:

           Report of Independent Public Accountants
           Financial Statements:
           Consolidated Balance Sheets - December 31, 1995 and 1994 Consolidated Statements of Operations - Years Ended December 31,
                1995, 1994 and 1993
           Consolidated Statements of Cash Flows - Years Ended December 31,
                1995, 1994 and 1993
           Consolidated Statements of Stockholders' Equity
                (Deficit) - Years Ended December 31, 1995, 1994 and 1993 Notes to Consolidated Financial Statements

   (a)(2) The following financial statement schedules are included in this Form 10-K report:

           Schedule II - Valuation And Qualifying Accounts

           All other schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the consolidated financial statements or notes thereto.

   (a)(3)  The exhibits listed on the Exhibit Index following the consolidated financial statements hereof are filed herewith in response to this Item.


   (b)     Reports on Form 8-K filed during the last quarter of 1995:

           Form 8-K dated November 13, 1995 reporting the financial statements of Dyn Specialty Contracting, Inc. and its subsidiaries.

                                  SCHEDULE II
                               EMCOR GROUP, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                          Additions
                                         Balance at                       Charged To
                                        Beginning of       Costs and         Other                          Balance End
         Description                        Year           Expenses        Accounts      Deductions (1)       of Year
         -----------                    ------------       ---------      ----------     --------------     -----------
Allowance for doubtful accounts

Year Ended December 31, 1995              $19,820          $ 2,538         $(3,553)         $ (3,913)          $14,892
Year Ended December 31, 1994              $31,170          $ 2,909         $(7,695)         $ (6,564)          $19,820
Year Ended December 31, 1993              $42,630          $13,663         $  (892)         $(24,231)          $31,170

(1) Deductions represent uncollectible balances of accounts receivable written off, net of recoveries.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         EMCOR GROUP, INC.
                                     ---------------------------
                                           (Registrant)


Date:  March 13, 1996             By     Frank T. MacInnis
                                     ---------------------------
                                         FRANK T. MacINNIS
                                      Chairman of the Board of
                                      Directors, President and
                                      Chief Executive Officer


 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 13, 1996.

/s/Frank T. MacInnis*       Chairman of the Board of
------------------------    Directors, President and
FRANK T. MacINNIS            Chief Executive Officer


/s/Stephen W. Bershad*              Director
------------------------
STEPHEN W. BERSHAD

/s/David A.B. Brown*                Director
------------------------
DAVID A.B. BROWN

/s/Thomas D. Cunningham*            Director
------------------------
THOMAS D. CUNNINGHAM

/s/Albert Fried, Jr.*               Director
------------------------
ALBERT FRIED, JR

/s/Malcolm T. Hopkins*              Director
------------------------
MALCOLM T. HOPKINS

/s/Leicle E. Chesser      Executive Vice President and
------------------------     Chief Financial Officer
LEICLE E. CHESSER

/s/Mark A. Pompa          Vice President and Controller
------------------------
MARK A. POMPA

* Constituting a majority of the members of the Board of Directors of EMCOR Group, Inc.

                               EMCOR GROUP, INC.

                                 EXHIBIT INDEX

                                                          INCORPORATED BY
                                                          REFERENCE TO, OR
EXHIBIT NO                   DESCRIPTION                  PAGE NUMBER
----------                   -----------                  ----------------
2(a)                         Disclosure Statement and     Exhibit 2(a) to the
                             Third Amended Joint Plan     Company's
                             of Reorganization (the       Registration
                             "Plan of Reorganization")    Statement on Form
                             proposed by EMCOR Group,     10 as originally
                             Inc. (formerly JWP INC.)     filed March 17,
                             (the "Company" or "EMCOR")   1995 (the "Form 10")
                             and its subsidiary SellCo
                             Corporation ("SellCo"), as
                             approved for dissemination
                             by the United States
                             Bankruptcy Court, Southern
                             District of New York (the
                             "Bankruptcy Court"), on
                             August 22, 1994

2(b)                         Modification to the Plan     Exhibit 2(b) to
                             of Reorganization dated      Form 10
                             September 29, 1994

2(c)                         Second Modification to the   Exhibit 2(c) to
                             Plan of Reorganization       Form 10
                             dated September 30, 1994

2(d)                         Confirmation Order of the    Exhibit 2(d) to
                             Bankruptcy Court dated       Form 10
                             September 30, 1994 (the
                             "Confirmation Order")
                             confirming the Plan of
                             Reorganization, as amended

2(e)                         Amendment to the             Exhibit 2(e) to
                             Confirmation Order dated     Form 10
                             December 8, 1994

2(f)                         Post--confirmation           Exhibit 2(f) to
                             modification to the Plan     Form 10
                             of Reorganization entered
                             on December 13, 1994

2(g)                         Asset Acquisition            Page
                             Agreement dated as of
                             February 9, 1996 between
                             The City of New York,
                             Jamaica Water Supply
                             Company and EMCOR*

2(h)                         Asset Acquisition            Page
                             Agreement dated as of
                             February 9, 1996 between
                             Water Authority of
                             Western Nassau County,
                             Jamaica Water Supply
                             Company and EMCOR*

3(a-1)                       Restated Certificate of      Exhibit 3(a-5)
                             Incorporation of EMCOR

3(a-2)                       Amendment dated November     Page
                             28, 1995 to Restated
                             Certificate of Incorpora-
                             tion of EMCOR*

3(b)                         By-Laws                      Exhibit 3(b) to
                                                          Form 10

4.1                          Form of Credit Agreement     Exhibit 4.14 to the
                             dated as of February         Company's Annual
                             14, 1994 among EMCOR         Report on Form 10-K
                             certain of its subsidiaries  for fiscal year
                             and Belmont Capital          ended December 31,
                             Partners II, L.P.            1992

* Filed Herewith


                                                          INCORPORATED BY
                                                          REFERENCE TO, OR
EXHIBIT NO                   DESCRIPTION                  PAGE NUMBER
----------                   -----------                  ----------------
4.2                          Indenture, dated as of       Exhibit 4.2 to Form
                             December 15, 1994, among     10
                             EMCOR,  its subsidiary
                             MES Holdings Corporation
                             ("MES") and SellCo, as
                             guarantors, and IBJ
                             Schroder Bank & Trust
                             Company, as trustee, in
                             respect of EMCOR's 7%
                             Senior Secured Notes,
                             Series A, Due 1977

4.3                          Indenture, dated as of       Exhibit 4.3 to Form
                             December 15, 1994,           10
                             among EMCOR, MES, as
                             guarantor, and Shawmut
                             Bank Connecticut, National
                             Association, as trustee,
                             in respect of 11% Series C
                             Notes, Due 2001 ("Series C
                             Indenture")

4.4                          First Supplemental           Page
                             Indenture dated as of
                             January 28, 1995 to Series
                             C Indenture*

4.5                          Indenture, dated as of       Exhibit 4.4 to Form
                             December 15, 1994, between   10
                             SellCo and Shawmut Bank
                             Connecticut, National
                             Association, as trustee,
                             in respect of SellCo's 12%
                             Subordinated Contingent
                             Payment Notes, Due 2004

10(a--1)                     First Mortgage Indenture     Exhibit B-1 to JWS'
                             ("Mortgage") dated           Registration
                             December 1, 1936 of a        Statement on Form
                             subsidiary of EMCOR          S-1, No. 2-3995
                             Jamaica Water Supply
                             Company ("JWS"), a
                             subsidiary of the Company

10(a--2)                     Supplemental Indenture to    Exhibit 1 to JWS'
                             First Mortgage dated         Annual Report on
                             December 1, 1953 of JWS      Form 10-K for
                                                          fiscal year ended
                                                          December 31, 1953

10(a--3)                     Supplemental Indenture to    Exhibit 1 to JWS
                             First Mortgage dated May     Current Report on
                             1, 1962 of JWS               Form 8-K for


10(a--4)                     Supplemental Indenture to    Exhibit 4.21 to
                             First Mortgage dated May     JWS' Registration
                             1, 1970 to JWS               Statement on Form
                                                          S-1, No. 2-62590

10(a--5)                     Supplemental Indenture to    Exhibit 4.22 to
                             First Mortgage dated         Form S--1,
                             February 15, 1975 of JWS     Registration
                                                          Statement No.
                                                          2--62590

10(a--6)                     Supplemental Indenture to    Exhibit 4.23 to
                             Mortgage dated as of         JWS' Registration
                             January 1, 1978              Statement on Form
                                                          S-1, Registration
                                                          Statement No.
                                                          2-62590

10(a--7)                     Supplemental Indenture to    Exhibit 10(a--7) to
                             Mortgage dated as of April   JWS' Registration
                             1, 1981 of JWS               Statement on Form
                                                          S--1 Registration
                                                          Statement No.
                                                          2--86988

10(a--8)                     Supplemental Indenture to    Exhibit 10(a--8)
                             Mortgage dated as of         to JWS'
                             August 1, 1983 of JWS        Registration
                                                          Statement on Form
                                                          S-1 Registration
                                                          Statement No.
                                                          2-86988


* Filed Herewith

                                                          INCORPORATED BY
                                                          REFERENCE TO, OR
EXHIBIT NO                   DESCRIPTION                  PAGE NUMBER
----------                   -----------                  ----------------
10(a--9)                     Supplemental Indenture to    Exhibit 10(a-9) to
                             Mortgage dated as of         the Company's
                             December 1, 1984             Annual Report on
                                                          10--K for fiscal
                                                          year ended December
                                                          31, 1985

10(b-1)                      Employment Agreement dated   Exhibit 10(e) to
                             as of September 14, 1987     the Company's
                             between the Registrant and   Annual Report on
                             Sheldon I. Cammaker          10--K for fiscal
                                                          year ended December
                                                          31, 1992

10(b-2)                      Amendment dated March 15,    Exhibit 10(f) to
                             1988 to Employment           the Company's
                             Agreement dated as of        Annual Report on
                             September 14, 1987 between   10--K for fiscal
                             Registrant and Sheldon I.    year ended December
                             Cammaker                     31, 1992

10(c)                        Employment Agreement dated   Exhibit 10(t) to
                             as of April 8, 1994          the Company's
                             between Registrant and       Annual Report on
                             Frank T. MacInnis            10--K for fiscal
                                                          year ended December
                                                          31, 1992

10(d)                        1994 Management Stock        Exhibit 10(o) to
                             Option Plan                  Form 10

10(e)                        1995 Non-Employee            Exhibit 10(p) to
                             Directors' Non-Qualified     Form 10
                             Stock Option Plan

10(f)                        Form of Indemnification      Exhibit 10(q) to
                             Agreement                    Form 10

10(g)                        Reliance Insurance           Exhibit  10(r) to
                             Companies' Underwriting      Form 10
                             and Continuing Indemnity
                             Agreement dated as of
                             November 22, 1994, among
                             the Company, Dyn Specialty
                             Contracting, Inc. ("Dyn"),
                             B&B Contracting & Supply
                             Company ("B&B"),
                             Dynalectric Company ("Dyn
                             Co."), Dynalectric Company
                             of Nevada ("Dyn--
                             Nevada"), Contra Costa
                             Electric, Inc. ("Contra
                             Costa"), Kirkwood Electric
                             Co., Inc. ("Kirkwood") and
                             Reliance Surety Company,
                             Reliance Insurance
                             Company, United Pacific
                             Insurance Company,
                             Reliance National
                             Indemnity Company,
                             Reliance National
                             Insurance Company of New
                             York and Reliance
                             Insurance Company of
                             Illinois

10(h)                        Form of Security Agreement   Exhibit 10(s) to
                             dated as of November 22,     Form 10
                             1994 made by each of Dyn,
                             B&B, Dyn Co., Dyn--Nevada,
                             Contra Costa, and
                             Kirkwood, in favor of and
                             for the benefit of
                             Reliance Surety Company,
                             Reliance Insurance
                             Company, United Pacific
                             Insurance Company,
                             Reliance National
                             Indemnity Company and
                             Reliance Insurance Company
                             of Illinois

10(i)                        Pledge Agreement dated       Exhibit 10(t) to
                             November 22, 1994 between    Form 10
                             the Company and Reliance
                             Surety Company, Reliance
                             Insurance Company, United
                             Pacific Insurance Company,
                             Reliance National
                             Indemnity Company and
                             Reliance Insurance Company
                             of Illinois

                                                          INCORPORATED BY
                                                          REFERENCE TO, OR
EXHIBIT NO                   DESCRIPTION                  PAGE NUMBER
----------                   -----------                  ----------------
10(j)                        Pledge Agreement dated       Exhibit 10(u) to
                             November 22, 1994 between    Form 10
                             Dyn and Reliance Surety
                             Company, Reliance
                             Insurance Company, United
                             Pacific Insurance Company
                             Reliance National
                             Indemnity Company and
                             Reliance Insurance Company
                             of Illinois

10(k)                        Subordination Agreement      Exhibit 10(v) to
                             dated November 22, 1994      Form 10
                             among Dyn, Dyn Co., B&B,
                             Dyn--Nevada, Contra Costa
                             and Kirkwood and Reliance
                             Surety Company, Reliance
                             Insurance Company, United
                             Pacific Insurance Company,
                             Reliance National
                             Indemnity Company and
                             Reliance Insurance Company
                             of Illinois

10(l)                        Credit Agreement dated       Exhibit 10(w) to
                             December 14, 1994 among      Form 10
                             the Company, MES, certain
                             direct and indirect
                             subsidiaries of MES and
                             Belmont Capital Partners
                             II, L.P. and other lenders
                             (collectively, the
                             "Lenders")

10(m)                        Guarantor Security           Exhibit 10(x) to
                             Agreement dated December     Form 10
                             14, 1994 by and among
                             certain direct and
                             indirect subsidiaries of
                             MES, the Lenders and
                             CoreStates Bank, N.A., as
                             agent for the Lenders (the
                             "Agent")

10(n)                        Pledge and Security          Exhibit 10(y) to
                             Agreement dated December     Form 10
                             14, 1994 by and among the
                             Company, MES, the Lenders
                             and the Agent

10(o)                        Credit Agreement dated       Exhibit 10(z) to
                             December 14, 1994 among      Form 10
                             the Company, Dyn, certain
                             direct subsidiaries of Dyn
                             and the Lenders

10(p)                        Guarantor Security           Exhibit 10(aa) to
                             Agreement dated December     Form 10
                             14, 1994 by and among
                             certain direct
                             subsidiaries of Dyn, the
                             Lenders and the Agent

10(q)                        Pledge and Security          Exhibit 10(bb) to
                             Agreement dated December     Form 10
                             14, 1994 by and among the
                             Company, Dyn, the Lenders
                             and the Agent

11                           Computation of Primary       Page
                             Earnings Per Common Share
                             and Common Share
                             Equivalent for the years
                             ended December 31, 1995
                             and 1994*

21                           List of Subsidiaries*        Page

27                           Financial Data Schedule*     Page


* Filed Herewith

 Pursuant to Item 601(b)(4)(iii) of Regulation S--K, upon request of the Securities and Exchange Commission, the Registrant hereby undertakes to furnish a copy of any unfiled instrument which defines the rights of holders of long-- term debt of the Registrant's subsidiaries.