Form 10-K/A
period 1995-12-31
EMCOR GROUP INC
filed 1996-05-06
CIK 105634

_____________________________________________________________________________
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995      COMMISSION FILE NUMBER 0-2315

                               EMCOR GROUP, INC.
- --------------------------------------------------------------------------------
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

                                  SIGNATURES



        In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                EMCOR GROUP, INC.

                                By: /s/ Sheldon I. Cammaker
                                    ------------------------
                                    Executive Vice President and General Counsel


Date: May 3, 1996