Form 10-Q
period 1996-03-31
EMCOR GROUP INC
filed 1996-05-10
CIK 105634

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

For the quarterly period ended March 31, 1996
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________
- --------------------------------------------------------------------------

Commission file number 0-2315

EMCOR Group, Inc.
- -----------------
(Exact name of registrant as specified in its charter)

              Delaware                                 11-2125338
    -------------------------------               ----------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                Identification Number)

    101 Merritt Seven Corporate Park                 06851-1060
    Norwalk, Connecticut                             ----------
    --------------------------------                 (Zip Code)
(Address of principal executive offices)

         (203) 849-7800
         --------------
(Registrant's telephone number)

- -------------------------------------------------------------------------
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

Indicate by check mark whether the registrant has filed all documents required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934, subsequent to the distribution of securities under a plan confirmed by a
court. Yes X   No
          ---     ---

Number of shares of Common Stock outstanding as of the close of business on April 30, 1996: 9,424,706 shares.

                                EMCOR GROUP, INC.
                                      INDEX


                                                                        Page No.


PART I - Financial Information

Item 1   Financial Statements

         Condensed consolidated balance sheets -
         as of March 31, 1996 and December 31, 1995                           1

         Condensed consolidated statements of operations -
         three months ended March 31, 1996 and 1995                           3

         Condensed consolidated statements of cash flows -
         three months ended March 31, 1996 and 1995                           4

         Condensed consolidated statement of stockholders'
         equity for the three month period ended March 31, 1996               5

         Notes to condensed consolidated financial statements                 6


Item 2   Management's discussion and analysis of financial
           condition and results of operations                                12


PART II - Other Information

Item 1     Legal Proceedings                                                  15

Item 6     Exhibits and Reports on Form 8-K                                   15

PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
- ------------------------------------------ ------------------ -----------------
                                               March 31,        December 31,
                                                 1996               1995
- ------------------------------------------ ------------------ -----------------
ASSETS                                       (Unaudited)

Current Assets
    Cash and cash equivalents                   $54,820            $53,007
    Accounts receivable, net                    410,502            435,974
    Costs and estimated earnings in excess
      of billings on uncompleted contracts       62,156             65,551
    Inventories                                   9,519              8,031
    Prepaid expenses and other                    6,987              8,365
    Net assets held for sale                     63,819             61,969
                                           ------------------ -----------------

Total Current Assets                            607,803            632,897
                                           ------------------ -----------------

Investments, Notes and Other Long-Term
    Receivables                                   4,685              4,684

Property, Plant and Equipment, net               25,833             27,137

Other Assets
    Insurance cash collateral                    33,944             30,812
    Miscellaneous                                14,914             15,415
                                           ------------------ -----------------
                                                 48,858             46,227
                                           ------------------ -----------------

Total Assets                                   $687,179           $710,945
                                           ================== =================

See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)
- ------------------------------------------ ------------------ -----------------
                                                March 31,        December 31,
                                                  1996              1995
- ------------------------------------------ ------------------ -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY         (Unaudited)

Current Liabilities
    Notes payable                                   $14,240           $14,665
    Borrowings under working capital
      credit lines                                   25,000            25,000
    Current maturities of long-term debt
        and capital lease obligations                 1,766             1,875
    7% Senior Secured Notes (Series A)               63,819            61,969
    Accounts payable                                196,583           224,002
    Billings in excess of costs and
      estimated earnings on uncompleted
      contracts                                     114,765           113,590
    Accrued payroll and benefits                     44,477            38,928
    Other accrued expenses and liabilities           42,388            45,445
                                           ------------------ -----------------

Total Current Liabilities                           503,038           525,474
                                           ------------------ -----------------

Long-Term Debt                                       70,354            68,240

Other Long-Term Obligations                          47,137            46,621

Stockholders' Equity
    Common Stock, $.01 par value,
      13,700,000 shares authorized,
      9,424,706 and 9,424,083 issued
      and outstanding, respectively.                     94                94
    Warrants                                          2,179             2,179
    Capital surplus                                  78,863            78,863
    Cumulative translation adjustment                    20               327
    Accumulated Deficit                             (14,506)          (10,853)
                                           ------------------ -----------------

Total Stockholders' Equity                           66,650            70,610
                                           ------------------ -----------------

Total Liabilities and Stockholders'
  Equity                                           $687,179          $710,945
                                           ================== =================



See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts) (Unaudited)
- ------------------------------------------ ------------------ -----------------
Three months ended March 31,                     1996              1995
- ------------------------------------------ ------------------ -----------------

Revenues                                         $382,744           $386,015

Costs and Expenses
    Cost of sales                                 345,572            354,148
    Selling, general and administrative            36,643             34,771
                                           ------------------ -----------------
                                                  382,215            388,919
                                           ------------------ -----------------


Operating Income (Loss)                               529             (2,904)
Interest Expense, Net                               3,761              3,805
                                           ------------------ -----------------

Loss Before Income Taxes                           (3,232)            (6,709)
Provision For Income Taxes                            421                250
                                           ------------------ -----------------


Net Loss                                          ($3,653)           ($6,959)
                                           ================== =================

Loss Per Common Share and Common
  Share Equivalent:                                ($0.37)            ($0.74)
                                           ================== =================

See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands) (Unaudited)
- ------------------------------------------ ------------------ -----------------
Three months ended March 31,                     1996               1995
- ------------------------------------------ ------------------ -----------------

CASH FLOWS FROM OPERATIONS:
    Net loss                                   ($3,653)           ($6,959)
    Non-cash expenses                            4,163              4,689
    Change in operating assets and liabilities   2,816             (1,813)
                                           ------------------ -----------------
NET CASH PROVIDED BY (USED IN) OPERATIONS
                                                 3,326             (4,083)
                                           ------------------ -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of working capital credit lines         -             (2,500)
    Payments of long-term debt and capital
      lease obligations                           (199)              (315)
    Change in notes payable, net                  (425)             1,232
                                           ------------------ -----------------
NET CASH USED IN FINANCING
  ACTIVITIES                                      (624)            (1,583)
                                           ------------------ -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment   (1,170)            (1,689)
    Proceeds from sales of property, plant and
      equipment                                    281                  -
                                           ------------------ -----------------
NET CASH USED IN INVESTING
  ACTIVITIES                                      (889)            (1,689)
                                           ------------------ -----------------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                    1,813             (7,355)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                           53,007             52,505

                                           ------------------ -----------------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                $54,820            $45,150
                                           ================== =================

SUPPLEMENTAL CASH FLOW INFORMATION
    Cash Paid For:
       Interest                                 $1,449             $1,481
       Income Taxes                                $62               $104



See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In Thousands) (Unaudited)
- ------------------- ------- -------- -------- ------------ ------------ --------
                                              Cumulative
                    Common           Capital  Translation  Accumulated
                     Stock  Warrants Surplus  Adjustment     Deficit     Total
- ------------------- ------- -------- -------- ------------ ------------ --------
Balance, December
31,  1995             $94     $2,179  $78,863     $327        $(10,853) $70,610


Net Loss                -          -        -        -          (3,653)  (3,653)

Translation
  Adjustments           -          -        -     (307)              -     (307)
                    ------- -------- -------- ------------ ------------ --------

Balance, March 31,
  1996                $94     $2,179  $78,863      $20        ($14,506) $66,650
                    ======= ======== ======== ============ ============ ========



See notes to condensed consolidated financial statements

================================================================================
EMCOR Group, Inc. and Subsidiaries
================================================================================

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE A  NATURE OF OPERATIONS

EMCOR Group, Inc. and subsidiaries ("EMCOR" or the "Company") is a multinational corporation involved in mechanical and electrical construction and facilities management services. EMCOR, which conducts its business through subsidiaries, specializes in the design, integration, installation, start-up, testing, operation and maintenance of (i) distribution systems for electrical power (including power cables, conduits, distribution panels, transformers, generators, uninterruptible power supply systems and related switch gear and control), (ii) lighting systems, including fixtures and controls, (iii) low-voltage systems, including fire alarm, security, communications and process control systems, (iv) heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems, and (v) plumbing, process and high purity piping systems. EMCOR provides (i) mechanical and electrical construction services directly to end-users (including corporations, municipalities and other governmental entities, owners, developers, and tenants of buildings) and, indirectly, by acting as a subcontractor, to construction managers, general contractors and other subcontractors, and (ii) facilities management services directly to end users such as corporations, owners, property managers and tenants of buildings. Mechanical and electrical construction services are principally of three types: (i) large installation projects, with contracts generally in the multi-million dollar range, in connection with construction of industrial, institutional and public work facilities and commercial buildings and fit-out of large blocks of space within commercial buildings; (ii) smaller system installation projects involving fit-out, renovation and retrofit work; and (iii) testing and service of completed facilities. In addition, certain of its subsidiaries operate and maintain mechanical and/or electrical systems for customers under contracts and provide other services to customers, at the customer's facilities, which services are commonly referred to as facilities management. Mechanical and electrical construction and facilities management services are provided to a broad range of commercial, industrial and institutional customers through offices located in major markets throughout the United States, Canada, the United Kingdom, the Middle East and Hong Kong.


NOTE B  BASIS OF PRESENTATION

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly the financial position of the Company and the results of its operations. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

A description of the Company's significant accounting policies is included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 13, 1996. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Form 10-K.

NOTE C  NET LOSS PER COMMON SHARE AND COMMON EQUIVALENT SHARE

Net loss per common share and common equivalent share for the three month periods ended March 31, 1996 and 1995 has been calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents relating to stock options outstanding when the effect of such equivalents are dilutive.

NOTE D  CURRENT DEBT

MES CREDIT AGREEMENT - On December 14, 1994, the Company and certain of its subsidiaries entered into a credit agreement with Belmont Capital Partners II, L.P. ("Belmont") and other lenders (the "Lenders") providing the Company and MES Holdings Corporation ("MES"), a wholly-owned subsidiary of the Company, with revolving credit loans (the "MES Loans") of up to an aggregate amount of $35.0 million. The MES Loans are guaranteed by certain direct or indirect United States subsidiaries of MES (the " U.S. MES Subsidiaries") and are secured by, among other things, substantially all of the assets of the Company, MES and the U.S. MES Subsidiaries, including the proceeds of the sale of all of the assets of the Company, MES and the U.S. MES Subsidiaries and the proceeds of the sale of stock or assets of the Company's two water supply companies (the "Water Companies") to the extent of the first $15.0 million of such proceeds, subject to the rights to such proceeds of the Lenders under the Dyn credit facility referred to below. The MES Loans bear interest on the principal amount thereof at the rate of 15.0% per annum and mature on June 14, 1996. Borrowings under the MES Credit Agreement, $25.0 million at March 31, 1996 and December 31, 1995, are classified as current liabilities under the caption "Borrowings under working capital credit lines" in the accompanying condensed consolidated balance sheets.

DYN CREDIT AGREEMENT - On December 14, 1994, the Company, Dyn Specialty Contracting Inc. ("Dyn"), a wholly-owned subsidiary of the Company, and Dyn's subsidiaries entered into a credit agreement (the "Dyn Credit Agreement") with the Lenders providing revolving credit loans (the "Dyn Loans") of up to an aggregate amount of $10.0 million. The Dyn Loans are guaranteed by the Dyn subsidiaries and are secured by substantially all of the assets of Dyn and the Dyn subsidiaries, including the proceeds of the sale of stock or assets of the Water Companies to the extent of the first $15.0 million of such proceeds, subject to the rights to such proceeds of the Lenders under the MES Credit Agreement. The Dyn Loans bear interest on the principal amount thereof at the rate of 15.0% per annum and mature on June 14, 1996. No borrowings were outstanding under the Dyn Credit Agreement at March 31, 1996 and December 31, 1995.

The Company is actively seeking to replace or extend its existing credit facilities that will expire in 1996.

SERIES A NOTES - On December 15, 1994 the Company issued or reserved for issuance approximately $62.2 million principal amount of Series A Notes and $8.8 million additional principal amount of Series A Notes for issuance upon resolution of disputed and unliquidated pre-petition general unsecured claims pursuant to the Company's Plan of Reorganization adopted in connection with its Chapter 11 proceeding. A maximum of $7.2 million of Series A Notes are available as of March 31, 1996 for issuance. The Series A Notes are guaranteed by MES and SellCo Corporation ("SellCo"), a wholly-owned subsidiary of EMCOR which holds the other stock of subsidiaries of EMCOR designated for sale. The terms of the Series A Notes require that the net proceeds realized from the sale of the stock or assets of the Company's subsidiaries be applied to the prepayment of the Series A Notes (subject to the rights of the Lenders under the MES and Dyn Credit Agreements to receive proceeds from the sale of the stock or assets of the Company's mechanical and electrical subsidiaries and the first $15.0 million of proceeds of the sale of stock or assets of the Water Companies). The recorded amount includes the estimated amount of Series A Notes to be issued upon resolution of the disputed and unliquidated pre-petition general unsecured claims. The Company recorded the Series A Notes based upon an assumed total of $100.0 million of pre-petition general unsecured claims after settlement of disputed and unliquidated pre-petition general unsecured claims. Approximately $4.7 million of the issued Series A Notes were redeemed prior to March 31, 1996. The Series A Notes have been recorded at a discount to the face amount to yield an estimated effective interest rate of 12.0%. The Series A Notes have been classified as a current liability based on the expected disposition of assets held for sale. Interest on the Series A Notes is payable semiannually by the issuance of additional Series A Notes until maturity and substantially offsets income generated from net assets held for sale for the three month periods ended March 31, 1996 and 1995. The outstanding balance of the Series A Notes included in the accompanying condensed consolidated balance sheet as of March 31, 1996 is approximately $63.8 million. The outstanding face amount of the Series A Notes at March 31, 1996 is approximately $64.9 million.

NOTE E  LONG-TERM DEBT

Long-Term Debt in the accompanying condensed consolidated balance sheets consists of the following amounts at March 31, 1996 and December 31, 1995 (in thousands):



                                       =========================================
                                              March 31,           December 31,
                                                 1996                 1995
                                       =========================================

Series C Notes, original face value of
  $62,827 at 11.0% discounted to a
  14.0% effective rate, due 2001               $63,698                $61,494
Supplemental SellCo Note, original
  face value of $5,464 at 8.0%
  discounted to a 14.0% effective rate,
  due 2004                                       4,112                  4,112
Capitalized Lease Obligations at
  weighted average interest rates from
  7.25% to 11.0%, payable in varying
  amounts through 2004                           1,133                  1,284
Other, at weighted average interest
  rates of approximately 10.75%
  payable in varying amounts through             3,177                  3,225
  2012
                                          -------------------    ---------------

                                                72,120                 70,115

Less current maturities                         (1,766)                (1,875)
                                          -------------------    ---------------

                                               $70,354                $68,240
                                          ===================    ===============

SERIES C NOTES - On December 15, 1994 the Company issued approximately $62.8 million principal amount of Series C Notes. Interest on the Series C Notes is payable semiannually through June 15, 1996 by the issuance of additional Series C Notes and thereafter is payable quarterly in cash. The Series C Notes are unsecured indebtedness of the Company subordinate to (i) the Series A Notes and
(ii) up to $100.0 million of working capital indebtedness of the Company or MES and guaranteed by MES subject to payment in full of the Series A Notes. The Series C Notes have been recorded at a discount to their face amount to yield an estimated effective interest rate of 14.0%. Including accrued interest paid-in-kind, the outstanding face amount of Series C Notes at March 31, 1996 is approximately $69.0 million.

SUPPLEMENTAL SELLCO NOTE - On December 15, 1994 EMCOR issued to SellCo its 8% promissory note in the principal amount of approximately $5.5 million (the "Supplemental SellCo Note"). The note matures on the earlier of (i) December 15, 2004 or (ii) one day prior to the date on which the SellCo Notes (hereafter described) are deemed canceled. If at any time after the fifth anniversary of the effective date of the Company's plan of reorganization and prior to the maturity date of the SellCo Notes, the value of the consolidated assets of SellCo and its subsidiaries (excluding the Supplemental SellCo Note) is determined by independent appraisal to be less than $250,000, the balance of the SellCo Notes (not therefore paid from net sales proceeds from the sale of the stock or assets of SellCo subsidiaries and the proceeds of the Supplemental SellCo Note which will have become due and payable) will be deemed canceled. Interest on the Supplemental SellCo Note is payable upon maturity. The Supplemental SellCo Note has been recorded at a discount to its face amount to yield an estimated effective interest rate of 14.0%. The outstanding face amount of the Supplemental SellCo Note at March 31, 1996 is approximately $5.5 million.

SELLCO NOTES - On December 15, 1994 SellCo issued approximately $48.1 million principal amount of SellCo Notes. Interest is payable semiannually in additional SellCo Notes. Subject to the prior payment in full of the Series A Notes and establishment of a cash reserve for the payment of capital gains taxes arising from the sale of subsidiaries of SellCo and the rights of the Lenders under the MES and Dyn Credit Agreements with respect to proceeds (as defined) of the sale of the Water Companies, the SellCo Notes are mandatorily prepayable to the extent of net sales proceeds from the sale of stock or assets of SellCo subsidiaries. Since the SellCo Notes will only be satisfied to the extent that assets of SellCo and its subsidiaries generate sufficient cash in excess of that required to redeem the Series A Notes and to prepay a portion of the indebtedness under the MES and Dyn Credit Agreements, the SellCo Notes have been netted in the caption "Net assets held for sale" in the accompanying condensed consolidated balance sheets. The holders of the SellCo Notes may only look to EMCOR to the extent of EMCOR's obligation to pay the Supplemental SellCo Note plus accrued interest. At this time, the Company cannot determine the amount of net sale proceeds (as defined), if any, from the sale of SellCo's subsidiaries that will be available to redeem SellCo Notes.

OTHER - Other long-term debt consists primarily of loans for real estate, office equipment, automobiles and building improvements.


NOTE F   NET ASSETS HELD FOR SALE

The operating results of net assets held for sale have been excluded from the condensed consolidated financial statements for the three month periods ended March 31, 1996 and 1995 since the operation of these businesses will only accrue to the benefit of the holders of the SellCo Notes after payment in full of the Series A Notes and certain other obligations (see Notes D and E). The condensed consolidated balance sheet relating to net assets held for sale as of March 31, 1996 is as follows (in thousands):

Cash                              $4,084  Current maturities of
                                            long-term debt and
Accounts receivable, net          19,535    capital lease obligations   $12,173
Costs and estimated earnings              Accounts payable
  in excess of  billings           6,744  Billings in excess of costs    10,926
Inventories                        1,058    and estimated earnings        6,655
Other current assets               1,120  Other accrued expenses         28,679
                               ----------                              ---------
                                  32,541                                 58,433

                                          Long-term debt and capital
                                            lease obligations            42,259
Property, plant and equipment,            Other long-term liabilities    28,704
  net                            153,354
Other assets                       7,320  Net assets held for sale       63,819
                               ----------
                                                                       =========
                                $193,215                               $193,215
                               ==========                              =========

NOTE G  INCOME TAXES

The Company files a consolidated federal income tax return including all U.S. subsidiaries. At March 31, 1996, the Company had a net operating loss carryforward ("NOL") for U.S. income tax purposes expiring in years 2007 through 2010 which approximates $225.0 million, subject to Internal Revenue Service approval. In addition, the Company has a U.S. capital loss carryover of approximately $15.0 million expiring in 1998 and 1999. However, a subsequent ownership change prior to December 15, 1996 would reduce to zero the future NOL benefits under Internal Revenue Code Section 382(1)(5).

As a result of the adoption of Fresh-Start Accounting, the tax benefit of the Company's net operating loss carryforwards or net deductible temporary differences which existed as of the date of its emergence from Chapter 11 will result in a charge to the tax provision (provision in lieu of income taxes) and is allocated to reorganization value in excess of amounts allocable to identifiable assets established in connection with the Company's emergence from bankruptcy and to capital surplus.

The Company has provided a valuation allowance as of March 31, 1996 for the full amount of the tax benefit of its NOLs and other deferred tax assets. Income tax expense recorded for the three month periods ended March 31, 1996 and 1995 represents a provision primarily for foreign and state and local income taxes.

NOTE H  LEGAL PROCEEDINGS

In February 1995 as part of an investigation by the New York County District Attorney's office into the business affairs of Herbert Construction Company ("Herbert"), a general contractor that does business with the Company's subsidiary, Forest Electric Corporation ("Forest"), a search warrant was executed at Forest's executive offices. At that time, the Company was informed that Forest and certain of its officers are targets of the continuing investigation. Neither the Company nor Forest has been advised of the precise nature of any suspected violation of law by Forest or its officers. On July 11, 1995, Ted Kohl, a principal of Herbert, and DPL Interiors, Inc., a company allegedly owned by Kohl, were indicted by a New York County grand jury for grand larceny, fraud, repeated failure to file New York City Corporate Tax Returns and related money laundering charges. Kohl was also charged with filing false personal income and earnings tax returns, perjury and offering false instruments for filing with the New York City School Construction Authority. In a press release announcing the indictment, the Manhattan District Attorney said that the investigation disclosed that Mr. Kohl allegedly received more than $7 million in kickbacks from subcontractors through a scheme in which he allegedly inflated subcontracts on Herbert's construction contracts. At a press conference in July 1995 following the indictment, the District Attorney announced that the investigation is continuing, and he expects further indictments in the investigation. Forest performs electrical contracting services primarily in the New York City commercial market and is one of the Company's largest subsidiaries.

The Dynalectric Company ("Dynalectric"), a subsidiary of the Company, is a defendant in an action entitled Computran v. Dynalectric, et. al., pending in Superior Court of New Jersey, Bergen County, arising out of its participation in a joint venture. In the action, which was instituted in 1988, the plaintiff, Computran, a participant in and a subcontractor to the joint venture, alleges that Dynalectric wrongfully terminated it from the subcontract, fraudulently diverted funds due it, misappropriated its trade secrets and proprietary information, fraudulently induced it to enter into the joint venture and conspired with other defendants to commit certain acts in violation of the New Jersey Racketeering Influence and Corrupt Organization Act. Dynalectric believes that Computran's claims are without merit and intends to defend this matter vigorously. Dynalectric has filed counterclaims against Computran. Discovery is ongoing, no trial date is scheduled.

On September 26, 1994 certain holders of Warrants of Participation ("Warrants") that were issued pursuant to a Warrant Agreement dated June 15, 1969 by the Company's predecessor, Jamaica Water and Utilities, Inc. ("JWU"), commenced a declaratory judgment action against a subsidiary of the Company Jamaica Water Securities Corp. ("JWSC") by filing a complaint in the Supreme Court of the State of New York, Westchester County, bearing the caption, Harold F. Scattergood Jr., et al. v. Jamaica Water Securities Corp. (Index No. 15992/94). On October 17, 1994, an amended complaint was served adding additional plaintiffs.

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

In addition to the above, the Company is involved in other legal proceedings and claims asserted by and against the Company, which have arisen in the ordinary course of business.

The Company believes it has a number of valid defenses to these actions and the Company intends to vigorously defend or assert these claims and does not believe that a significant liability will result. However, the Company cannot predict the outcome thereof or the impact that an adverse result of the matters discussed above will have upon the Company's financial position or results of operations.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues for the first quarter of 1996 were $382.7 million compared to $386.0 million in the first quarter of 1995. In the first quarter of 1996 the Company had a net loss of $3.7 million or $0.37 per share compared to a net loss of $7.0 million or $0.74 per share in the first quarter of 1995.

The Company generated operating income of $0.5 million for the three months ended March 31, 1996 compared to a $2.9 million operating loss in the same period of the prior year. The improvement to operating income for the first three months of 1996 was principally attributable to continued improvements in gross profit due to cost control efforts and favorable job closeouts offset partially by an increase in selling, general and administrative expenses discussed below.

Revenues remained substantially unchanged compared with the year earlier periods. While revenues of business units operating in the Western United States and Canada increased due to improved economic conditions, these increases were offset by decreased revenues in the Eastern United States resulting from, among other things, adverse weather conditions, and in the Midwestern United States due to the Company's previous downsizing of those operations.

Selling, general and administrative expenses ("SG&A"), excluding general corporate expenses, for the quarters ended March 31, 1996 and 1995 were $33.0 million and $31.0 million, respectively. The increase in SG&A was attributable to an arbitration award requiring the Company to pay $4.8 million in damages in connection with a contract dispute involving its subsidiary T.L. Cholette, Inc. The Company is seeking to have the award set aside. SG&A decreased by $2.8 million, exclusive of the arbitration award, in the first quarter of 1996 as compared to the same period in the prior year.

The Company's backlog was $1,119.7 million at March 31, 1996 and $1,060.7 million at December 31, 1995. The Company's backlog in the United States increased by $68.8 million between December 31, 1995 and March 31, 1996, while its backlog in Canada and the United Kingdom decreased by $5.4 million and $4.4 million, respectively. The increase in the Company's domestic backlog was primarily attributable to improved economic conditions in the Western United States. The decline in the Canadian backlog is principally attributable to the downsizing of its Canadian operations while the decline in the United Kingdom backlog is due to normal operating cycles.

GENERAL  CORPORATE  AND  OTHER EXPENSES

General corporate expenses for the quarters ended March 31, 1996 and 1995 were $3.6 million and $3.8 million, respectively. The decrease in general corporate expenses in 1996 was attributable to the Company's continued cost reduction efforts.

NET ASSETS HELD FOR SALE

The operating results of net assets held for sale have been excluded from the condensed consolidated financial statements for the three month periods ended March 31, 1996 and 1995 since the operation of these businesses will only accrue to the benefit of the holders of notes issued by the Company's subsidiary, SellCo Corporation, after payment in full of the Company's Series A Notes and certain other obligations (See Note D in the accompanying Notes to Condensed Consolidated Financial Statements). Net assets held for sale are recorded in the condensed consolidated balance sheets at the lower of cost or estimated net realizable value and are classified as current based on their estimated disposition dates. The Company has entered into agreements to sell substantially all of the stock and/or assets of its principal business held for sale, collectively known as the "Water Companies".

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated cash balance increased by $1.8 million from $53.0 million at December 31, 1995 to $54.8 million at March 31, 1996. The March 31, 1996 cash balance included approximately $3.5 million in foreign bank accounts and reflected $25.0 million borrowed under the Company's MES Credit Agreement referred to below. The foreign bank accounts are available only to support the Company's foreign operations. The positive operating cash flow was due to working capital improvements in the first quarter of 1996.

On December 14, 1994, the Company and certain of its subsidiaries entered into a credit agreement with lenders providing the Company and MES Holdings Corp. ("MES"), a wholly-owned subsidiary of the Company, with revolving credit loans (the "MES Loans") of up to an aggregate amount of $35.0 million. The MES Loans are guaranteed by certain direct and indirect United States subsidiaries of MES (the "U.S. MES Subsidiaries") and are secured by, among other things, substantially all of the assets of the Company, MES and the U.S. MES
Subsidiaries, including the proceeds of the sale of all of the assets of the Company, MES and the U.S. MES Subsidiaries and the proceeds of the sale of stock or assets of the Company's two water supply companies (the "Water Companies") to the extent of the first $15.0 million of such proceeds, subject to the rights to such proceeds of the lenders under the Dyn Credit Agreement referred to below. The MES Loans bear interest on the principal amount thereof at the rate of 15.0% per annum, and mature on June 14, 1996. Borrowings under the MES Credit Agreement, $25.0 million at March 31, 1996, are classified as current liabilities under the caption "Borrowings under working capital credit lines" in the accompanying condensed consolidated balance sheets.

Also on December 14, 1994, the Company, its subsidiary Dyn Specialty Contracting Inc. ("Dyn") and Dyn's subsidiaries entered into a credit agreement (the "Dyn Credit Agreement") with lenders providing revolving credit loans (the "Dyn Loans") of up to an aggregate amount of $10.0 million. The Dyn Loans are guaranteed by the Dyn subsidiaries and are secured by substantially all of the assets of Dyn and the Dyn subsidiaries, including the proceeds of the sale of stock or assets of the Water Companies to the extent of the first $15.0 million of such proceeds, subject to the rights to such proceeds of the lenders under the MES Credit Agreement. The Dyn Loans bear interest on the principal amount thereof at the rate of 15.0% per annum, and mature on June 14, 1996. No borrowings were outstanding under the Dyn Credit Agreement at March 31, 1996.

Included in the accompanying condensed consolidated balance sheet as of March 31, 1996 are approximately $63.8 million of Series A Notes that were issued or reserved for issuance in connection with the Company's emergence from bankruptcy. The Series A Notes have been recorded at a discount to the face amount to yield an estimated effective interest rate of 12.0%. Interest on the Series A Notes is payable semiannually by the issuance of additional Series A Notes until maturity and substantially offsets income generated from net assets held for sale for the three month periods ended March 31, 1996 and 1995.

Also included in the accompanying condensed consolidated balance sheet as of March 31, 1996 are approximately $63.7 million of the Company's Series C Notes that were issued in connection with the Company's emergence from bankruptcy. The Series C Notes have been recorded at a discount to their face amount to yield an estimated effective rate of 14.0%. Interest on the Series C Notes is payable semiannually through June 15, 1996 by the issuance of additional Series C Notes and thereafter is payable quarterly in cash.

The accompanying condensed consolidated balance sheet as of March 31, 1996 reflects approximately $5.5 million of a promissory note (the "Supplemental SellCo Note") payable to the Company's subsidiary SellCo Corporation, which note was issued in connection with the Company's emergence from bankruptcy. The Supplemental SellCo Note has been recorded at a discount to its face amount to yield an estimated effective interest rate of 14.0%. Interest on the Supplemental SellCo Note is payable upon maturity.

In June 1995, the Company's Canadian subsidiary, Comstock Canada, entered into a credit agreement providing for an overdraft facility of up to Canadian $2.0 million. The facility is secured by certain assets of Comstock Canada and deposit instruments of a Canadian subsidiary of the Company. The facility provides for interest at the bank's prime rate (6.75% at March 31, 1996) plus 3/4% and expires on September 30, 1996. There were no borrowings outstanding under this credit agreement at March 31, 1996.

In September 1995, a number of the Company's U.K. subsidiaries renegotiated and renewed a demand credit facility with a U.K. bank for a credit line of pounds
17.1 million (approximately U.S. $26.1 million). The credit facility consists of the following components with the individual credit limits as indicated: an overdraft line of up to pounds 9.0 million (approximately U.S. $13.7 million); a facility for the issuance of guarantees, bond and indemnities of up to pounds
7.3 million (approximately U.S. $11.2 million); and other credit facilities of up to pounds 0.8 million (approximately U.S. $1.2 million). The facility is secured by substantially all of the assets of the Company's principal U.K. subsidiaries. The overdraft facility provides for interest at the bank's base rate, as defined (6.5% as of March 31, 1996), plus 3.0% on the first pounds 5.0 million of borrowings and at the bank's base rate plus 4.0% for borrowings over pounds 5.0 million. This credit facility, as amended, expires June 30, 1996.

As of March 31, 1996, the Company's U.K. subsidiaries had utilized approximately $22.4 million of the credit facilities as follows: approximately $13.1 million of borrowings under the overdraft line, approximately $8.2 million for the issuance of guarantees, and approximately $1.1 million under other credit facilities.

The Company is actively seeking to replace or extend its existing credit facilities that will expire in 1996.

On November 4, 1994, the Company's two water supply subsidiaries Jamaica Water Supply Company ("JWS") and Sea Cliff Water Company ("SCW"), entered into a credit agreement providing for a credit facility to JWS of $17.9 million and for a credit facility to SCW of $2.1 million at an interest rate based upon either prime rate, LIBOR plus 5/8% or bid rate, as those terms are defined in the credit agreement. These borrowings are reflected as current liabilities in the condensed consolidated balance sheet of "Net assets held for sale" which is presented in Note F to the condensed consolidated financial statements. This credit agreement has been extended from November 4, 1995 to August 1, 1996. During the period from November 4, 1995 to August 1, 1996, the Company's borrowings are limited to $12.0 million for JWS. JWS' obligations under the credit agreement become due and payable on the earlier of (a) August 1, 1996 or
(b) the tenth business day following any disposition by JWS outside the ordinary course of business of assets with an aggregate value in excess of $5,000,000. Sea Cliff's obligations under the credit agreement become due and payable on the earlier of (a) August 1, 1996 or (b) the tenth business day following any disposition by JWS outside the ordinary course of business of assets with an aggregate fair market value in excess of $5,000,000, (c) a distribution by JWS to its stockholders of the proceeds of such disposition, or (d) a disposition by Sea Cliff outside the ordinary course of business of assets with an aggregate fair market value in excess of $50,000.

At March 31, 1996, the Company had a net operating loss carryforward ("NOL") for U.S. income tax purposes expiring in years 2007 through 2010 which approximates $225.0 million, subject to Internal Revenue Service approval. In addition, the Company has a U.S. capital loss carryover of approximately $15.0 million expiring in 1998 and 1999. However, a subsequent ownership change prior to December 15, 1996 would reduce to zero the future NOL benefits under Internal Revenue Code Section 382(1)(5). The Company has provided a valuation allowance as of March 31, 1996 for the full amount of the tax benefit of its NOLs and other deferred tax assets.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The information in Note H to the Company's March 31, 1996 Notes to Condensed Consolidated Financial Statements (unaudited) regarding legal proceedings is hereby incorporated herein by reference thereto.

In addition, in connection with a contract dispute involving the Company's subsidiary T.L. Cholette, Inc. ("Cholette") and Gallagher Kaiser, Inc. ("GK"), a general contractor with whom Cholette contracted, an arbitration panel in April 1996 awarded damages against Cholette and in favor of GK in the amount of $4,835,702. Also in April 1996, Cholette commenced an action against GK in the Circuit Court for the County of Wayne, State of Michigan to have the arbitration award vacated alleging the arbitrators exceeded their powers and/or committed material and/or substantive errors of law and fact, ignored the controlling, material, and/or essential provisions of law and the contract, and acted in manifest disregard of the law. GK has commenced an action in the same court seeking to have judgment entered upon the arbitration award in GK's favor.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         Exhibit No. 27.  Financial Data Schedule.  Page.
(b) During the quarter ended March 31, 1996, the Company filed Reports on Form 8-K dated February 5, 1996, February 29, 1996 and March 29, 1996 reporting information with respect to Item 5.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       EMCOR GROUP, INC.
                                             -----------------------------------
                                                          (Registrant)


Date:  May 10, 1996           By:                     /s/FRANK T. MacINNIS
                                             -----------------------------------
                                                       Frank T. MacInnis
                                                    Chairman of the Board of
                                                    Directors, President and
                                                    Chief Executive Officer


Date:  May 10, 1996           By:                     /s/LEICLE E. CHESSER
                                             -----------------------------------
                                                       Leicle E. Chesser
                                                    Executive Vice President
                                                   and Chief Financial Officer