Form 10-Q
period 1996-06-30
EMCOR GROUP INC
filed 1996-07-30
CIK 105634

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

For the quarterly period ended June 30, 1996
                                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________
- --------------------------------------------------------------------------

Commission file number 0-2315

                               EMCOR Group, Inc.
                 ----------------------------------------------
                   (Exact name of registrant as specified in
                                 its charter)

                Delaware                                11-2125338
- -----------------------------------------        -------------------------
    (State of other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)               Identification Number)

    101 Merritt Seven Corporate Park                    06851-1060
                                                 -------------------------
          Norwalk, Connecticut                          (Zip Code)
- -----------------------------------------
(Address of principal executive offices)

             (203) 849-7800
- -----------------------------------------
    (Registrant's telephone number)


                                       N/A
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No __

     Indicate by check mark whether the registrant has filed all documents required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934, subsequent to the distribution of securities under a plan confirmed by a court. Yes X No __

     Number of shares of Common Stock outstanding as of the close of business on July 31, 1996:
9,512,636 shares.

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
                                EMCOR GROUP, INC.
                                      INDEX


                                                                    Page No.


PART I - Financial Information

Item 1  Financial Statements

        Condensed consolidated balance sheets -
        as of June 30, 1996 and December 31, 1995                       1

        Condensed consolidated statements of operations -
        three months ended June 30, 1996 and 1995                       3

        Condensed consolidated statements of operations -
        six months ended June 30, 1996 and 1995                         4

        Condensed consolidated statements of cash flows -
        six months ended June 30, 1996 and 1995                         5

        Condensed consolidated statement of stockholders'
        equity - six months ended June 30, 1996                         6

        Notes to condensed consolidated financial statements            7


Item 2  Management's discussion and analysis of financial condition and
        results of operations                                           13

PART II - Other Information

Item 1      Legal Proceedings                                           17

Item 2      Changes in Securities                                       17

Item 4  Submission of Matters to a Vote of Security Holders             17

Item 6      Exhibits and Reports on Form 8-K                            17

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
- ----------------------------------------------------------------------
                                       June 30,       December 31,
                                         1996             1995
- ----------------------------------------------------------------------
                                     (Unaudited)
ASSETS

Current Assets:
    Cash and cash equivalents          $59,046         $53,007
    Accounts receivable, net           410,541         435,974
    Costs and estimated earnings in
excess                                  69,585          65,551
        of billings on uncompleted
contracts
    Inventories                          9,500           8,031
    Prepaid expenses and other           8,383           8,365
    Net assets held for sale                --          61,969
                                    ----------------------------------

Total Current Assets                   557,055         632,897
                                    ----------------------------------

Investments, Notes and Other Long-Term
    Receivables                          4,234           4,684

Property, Plant and Equipment, net      24,878          27,137

Other Assets:
    Insurance cash collateral                --          30,812
    Miscellaneous                       11,727          15,415
                                    ----------------------------------
                                        11,727          46,227
                                    ----------------------------------

Total Assets                          $597,894        $710,945
                                    ==================================



See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share and Share Amounts)
- ----------------------------------------------------------------------
                                             June 30,     December
                                               1996          31,
                                                            1995
- ----------------------------------------------------------------------
                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Notes payable                              $16,637      $14,665
    Borrowings under working capital credit     10,125       25,000
      lines
    Current maturities of long-term debt         1,594        1,875
    7% Senior Secured Notes (Series A)              --       61,969
    Accounts payable                           202,928      224,002
    Billings in excess of costs and estimated
        earnings on uncompleted contracts      113,958      113,590
    Accrued payroll and benefits                34,092       38,928
    Other accrued expenses and liabilities      46,160       45,445
                                           ---------------------------

Total Current Liabilities                      425,494      525,474
                                           ---------------------------

Long-Term Debt                                  72,466       68,240

Other Long-Term Obligations                     23,460       46,621

Stockholders' Equity:
    Common Stock, $.01 par value, 13,700,000
      shares authorized, 9,512,636 and
      9,424,706 issued and outstanding,
      respectively                                  95           94
    Warrants                                     2,179        2,179
    Capital surplus                             79,338       78,863
    Cumulative translation adjustment              161          327
    Accumulated Deficit                         (5,299)     (10,853)
                                           ---------------------------

Total Stockholders' Equity                      76,474       70,610
                                           ---------------------------

Total Liabilities and Stockholders' Equity    $597,894     $710,945
                                           ===========================



See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts) (Unaudited)
- ----------------------------------------------------------------------

Three months ended June 30,                   1996          1995
- ----------------------------------------------------------------------

Revenues                                   $387,657       $381,562

Costs and Expenses:
    Cost of sales                           349,843        349,628
    Selling, general and administrative      33,790         33,582
                                         -----------------------------
                                            383,633        383,210
                                         -----------------------------


Operating Income (Loss)                       4,024         (1,648)
Other Income, Net                            12,500             --
Interest Expense, Net                         3,729          3,820
                                         -----------------------------

Income (Loss) Before Income Taxes            12,795         (5,468)
Provision For Income Taxes                    3,588            250
                                         -----------------------------


Net Income (Loss)                            $9,207        ($5,718)
                                         =============================

Income (Loss) Per Common Share and Common
  Equivalent Share:                           $0.93          ($0.61)
                                         =============================


See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts) (Unaudited)
- ----------------------------------------------------------------------

Six months ended June 30,                     1996          1995
- ----------------------------------------------------------------------

Revenues                                   $770,401       $767,577

Costs and Expenses:
    Cost of sales                           695,415        703,776
    Selling, general and administrative      70,433         68,353
                                         -----------------------------
                                            765,848        772,129
                                         -----------------------------

Operating Income (Loss)                       4,553         (4,552)
Other Income, Net                            12,500             --
Interest Expense, Net                         7,490          7,625
                                         -----------------------------

Income (Loss) Before Income Taxes             9,563        (12,177)
Provision For Income Taxes                    4,009            500
                                         -----------------------------


Net Income (Loss)                            $5,554       ($12,677)
                                         =============================

Income (Loss) Per Common Share and Common
  Equivalent Share:                           $0.56          ($1.35)
                                         =============================


See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands) (Unaudited)
- -------------------------------------------------------------------------

Six months ended June 30,                            1996        1995

- -------------------------------------------------------------------------

CASH FLOWS FROM OPERATIONS:
    Net income(loss)                                $5,554    ($12,677)
    Non-cash expenses                                7,757       8,289
    Changes in operating assets and liabilities      6,977      (6,900)
                                                  -----------------------
NET CASH PROVIDED BY (USED IN) OPERATIONS           20,288     (11,288)
                                                  -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of working capital credit lines       (35,000)     (5,000)
    Borrowings under working capital credit lines   20,125           --
    Payment of 7% Senior Secured Notes (Series A)  (66,424)          --
    Payments of long-term debt and capital lease      (456)       (333)
obligations
    Change in notes payable, net                     1,881       5,713
    Exercise of stock options                          476           --
                                                  -----------------------
NET CASH (USED IN) PROVIDED BY FINANCING
  ACTIVITIES                                       (79,398)        380
                                                  -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment       (2,016)     (1,999)
    Proceeds from sale of property,                    288           --
      plant and equipment
    Proceeds from sales of net assets               66,424           --
      held for sale
   Decrease in investments, notes and                  453           --
      other long-term receivables
                                                  -----------------------
NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                        65,149      (1,999)
                                                  -----------------------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                        6,039     (12,907)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                         53,007      52,505

                                                  -----------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $59,046     $39,598
                                                  =======================

SUPPLEMENTAL CASH FLOW INFORMATION
    Cash Paid For:
       Interest                                     $2,876      $3,334
       Income Taxes                                   $224        $443



See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In Thousands) (Unaudited)
- -----------------------------------------------------------------------------
                                   Cumulative
                   Common            Capital TranslationAccumulated
                    Stock   Warrants Surplus Adjustment   Deficit    Total
- -----------------------------------------------------------------------------
Balance, December
31, 1995              $94   $2,179   $78,863   $327     $(10,853)   $70,610

Net income             --       --       --      --        5,554     5,554

Common stock
  issued under
  stock option plans    1       --      475      --           --       476

Translation
  adjustments          --       --       --    (166)          --      (166)
                   ----------------------------------------------------------

 Balance, June 30,
  1996                $95   $2,179   $79,338   $161      $(5,299)   $76,474
                   ==========================================================



See notes to condensed consolidated financial statements

================================================================================
EMCOR Group, Inc. and Subsidiaries
================================================================================

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE A  Nature Of Operations

EMCOR Group, Inc. and subsidiaries ("EMCOR" or the "Company") is a multinational corporation involved in mechanical and electrical construction and facilities management services. EMCOR, which conducts its business through subsidiaries, specializes in the design, integration, installation, start-up, testing, operation and maintenance of (i) distribution systems for electrical power (including power cables, conduits, distribution panels, transformers, generators, uninterruptible power supply systems and related switch gear and control), (ii) lighting systems, including fixtures and controls, (iii) low-voltage systems, including fire alarm, security, communications and process control systems, (iv) heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems, and (v) plumbing, process and high purity piping systems. EMCOR provides (i) mechanical and electrical construction services directly to end-users (including corporations, municipalities and other governmental entities, owners, developers, and tenants of buildings) and, indirectly, by acting as a subcontractor, to construction managers, general contractors and other subcontractors and (ii) facilities management services directly to end users such as corporations, owners, property managers and tenants of buildings. Mechanical and electrical construction services are principally of three types: (i) large installation projects, with contracts generally in the multi-million dollar range, in connection with construction of industrial, institutional and public work facilities and commercial buildings and fit-out of large blocks of space within commercial buildings; (ii) smaller system installation projects involving fit-out, renovation and retrofit work; and (iii) testing and service of completed facilities. In addition, certain of its subsidiaries operate and maintain mechanical and/or electrical systems for customers under contracts and provide other services to customers, at the customer's facilities, which services are commonly referred to as facilities management. Mechanical and electrical construction and facilities management services are provided to a broad range of commercial, industrial and institutional customers through offices located in major markets throughout the United States, Canada, the United Kingdom, the Middle East and Hong Kong.


NOTE B  Basis of Presentation

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly the financial position of the Company and the results of its operations. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

A description of the Company's significant accounting policies is included in its December 31, 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 1996. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Form 10-K.

NOTE C  Net Income (Loss) Per Common Share and Common Equivalent Share

Net income (loss) per common share and common equivalent share for the three and six month periods ended June 30, 1996 and 1995 have been calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents relating to warrants and stock options outstanding when the effect of such equivalents are dilutive.

NOTE D   Net Assets Held For Sale

In May 1996, the Company completed the sale of substantially all of the assets of its subsidiary Jamaica Water Supply Company ("JWS") to The City of New York and the Water Authority of Western Nassau County for an aggregate purchase price of approximately $179.0 million, subject to post-closing adjustments;
approximately $1.2 million of this purchase price is being held in escrow pending determination of post-closing adjustments. In May 1996, the Company also completed the sale of the stock of its other water supply subsidiary Sea Cliff Water Company ("Sea Cliff") to a subsidiary of Aquarion Company for approximately $2.6 million, subject to post-closing adjustments; approximately $0.5 million of this purchase price is being held in escrow for a period of approximately one year pending determination of post-closing adjustments and as collateral security for certain indemnification obligations. JWS and Sea Cliff are referred to herein collectively as the "Water Companies". Approximately 96% of the Common Stock of JWS is owned by the Company.

The sales proceeds from the sale of its assets have been and will be applied by JWS to pay its liabilities and preferred stock obligations and to satisfy minority stock interests in JWS and as a reserve for litigation involving Warrants of Participatin issued by the Company's predecessor. (See Note H.) Of the balance, $15.0 million and approximately $66.5 million of the sales proceeds were used to repay a portion of indebtedness under the Company's MES Credit Agreement referred to below and to redeem in full its Series A Notes, respectively. The remainder will be used to redeem notes issued by the Company's subsidiary SellCo Corporation ("SellCo"). (See Note F for additional discussion of the use of proceeds from the sale of JWS' assets and the stock of Sea Cliff).

The operating results of net assets held for sale have been excluded from the condensed consolidated financial statements for the three and six month periods ended June 30, 1996 and 1995 since the operation of these businesses will only accrue to the benefit of the holders of notes issued by SellCo.

NOTE E  Current Debt

New Credit Facility - On June 19, 1996 the Company and its subsidiary Dyn Specialty Contracting Inc. ("Dyn") entered into a credit agreement with Harris Trust and Savings Bank ("Harris") providing the Company with up to a $100.0 million revolving credit facility (the "New Credit Facility") for a three year period. The New Credit Facility, which is guaranteed by certain direct and indirect U.S. subsidiaries of the Company and is secured by substantially all of the assets of the Company and those subsidiaries, currently provides for up to $50 million in borrowing capacity and is available as revolving loans
("Revolving Loans") and/or letters of credit ("LCs" or "LC"). The remaining borrowing capacity is subject to receipt of additional commitments from other banks, an earnings test, consents of bonding companies providing surety bonds to the Company's Canadian and United Kingdom subsidiaries and these subsidiaries guaranteeing the facility and collateralizing their guarantees with liens upon their assets. The Revolving Loans bear interest at a variable rate currently representing Harris' prime rate (8.25% at June 30, 1996) plus 2% which interest rate can be reduced by up to 1.0% upon the achievement of certain earnings levels. LC fees ranging from 1.50% to 3.25% are charged based on the type of LC issued. The New Credit Facility expires on June 19, 1999. Revolving Loans ($10.1 million as of June 30, 1996) are classified as current liabilities under the caption "Borrowings under working capital credit lines" in the accompanying condensed consolidated balance sheets. As of June 30, 1996, the Company had approximately $12.2 million of LCs outstanding under the New Credit Facility.

MES Credit Agreement - On December 14, 1994, the Company and certain of its subsidiaries entered into a credit agreement with lenders (collectively, the "Lenders") providing the Company and MES Holdings Corporation ("MES"), a wholly-owned subsidiary of the Company, with revolving credit loans (the "MES Loans") of up to an aggregate amount of $35.0 million. The MES Loans were guaranteed by certain direct and indirect United States subsidiaries of MES (the "U.S. MES Subsidiaries") and were secured by, among other things, substantially all of the assets of the Company, MES and the U.S. MES Subsidiaries, including the proceeds of the sale of all of the assets of the Company, MES and the U.S. MES Subsidiaries and the proceeds of the sale of stock or assets of the Water Companies to the extent of the first $15.0 million of such proceeds, subject to the rights to such proceeds of the Lenders under the Dyn Credit Agreement referred to below. The MES Loans bore interest on the principal amount thereof at the rate of 15.0% per annum. Borrowings under the MES Credit Agreement ($25.0 million at December 31, 1995) are classified as current liabilities under the caption "Borrowings under working capital credit lines" in the accompanying condensed consolidated balance sheets.

Dyn Credit Agreement - On December 14, 1994, the Company, Dyn and Dyn's subsidiaries entered into a credit agreement (the "Dyn Credit Agreement") with the Lenders providing revolving credit loans (the "Dyn Loans") of up to an aggregate amount of $10.0 million. The Dyn Loans were guaranteed by Dyn's subsidiaries and were secured by substantially all of the assets of Dyn and Dyn's subsidiaries and the proceeds of the sale of stock or assets of the Water Companies to the extent of the first $15.0 million of such proceeds, subject to the rights to such proceeds of the Lenders under the MES Credit Agreement. The Dyn Loans bore interest on the principal amount thereof at the rate of 15.0% per annum. No borrowings were outstanding under the Dyn Credit Agreement at December 31, 1995.

Borrowings outstanding under the MES Loans and Dyn Loans were repaid on June 12, 1996, in part, from proceeds received by the Company from the sale of the Water Companies (see Note D) and the balance was repaid on June 20, 1996 from
borrowings   under  the  New  Credit  Facility  and  the  loan  agreements  were terminated.

Series A Notes - On December 15, 1994 the Company issued or reserved for issuance approximately $62.2 million principal amount of Series A Notes and $8.8 million additional principal amount of Series A Notes for issuance upon resolution of disputed and unliquidated pre-petition general unsecured claims pursuant to the Company's Plan of Reorganization adopted in connection with its Chapter 11 proceeding. Approximately $4.7 million of the issued Series A Notes were redeemed prior to effective payment in full of the Series A Notes on June 28, 1996. The Series A Notes (approximately $66.5 million in principal and accrued interest) were repaid in full from proceeds received by the Company from the sale of the Water Companies.

NOTE F  Long-Term Debt

Long-Term Debt in the accompanying condensed consolidated balance sheets consists of the following amounts at June 30, 1996 and December 31, 1995 (in thousands):
                                                       June 30,      December
                                                         1996           31,
                                                                       1995
                                                       ----------   ------------

Series   C   Notes,    outstanding   face   value   of
  approximately $73.8 million at 11%,  discounted
  to a 14% effective  rate,  due 2001                    $65,877      $61,494

Supplemental  SellCo Note,  outstanding  face value of
  approximately $5.5  million  at  8.0%, discounted
  to  a  14.0% effective rate, due 2004                    4,112        4,112

Capital Lease  Obligations  at  weighted  average
  interest rates from 7.25% to 11.0%,  payable
  in  varying  amounts through 2004                          979        1,284

Other, at weighted average interest rates of
  approximately 10.75%, payable in varying amounts
  through 2012                                             3,092        3,225
                                                       ----------   ------------
                                                          74,060       70,115
Less current maturities                                   (1,594)      (1,875)
                                                       ----------   ------------

                                                         $72,466      $68,240
                                                       ==========   ============

Series C Notes - On December 15, 1994 the Company issued approximately $62.8 million principal amount of Series C Notes. Interest on the Series C Notes is payable semiannually through June 15, 1996 by the issuance of additional Series C Notes and thereafter is payable quarterly in cash. The Series C Notes are unsecured indebtedness of the Company subordinate to indebtedness under the Company's New Credit Facility. The Series C Notes have been recorded at a discount to their face amount to yield an estimated effective interest rate of 14.0%.

Supplemental SellCo Note - On December 15, 1994 EMCOR issued to its wholly owned subsidiary SellCo Corporation ("SellCo") its 8% promissory note in the principal amount of approximately $5.5 million (the "Supplemental SellCo Note"). The note matures on the earlier of (i) December 15, 2004 or (ii) one day prior to the date on which Notes issued by SellCo (the "SellCo Notes") (hereafter described) are deemed canceled. If at any time after the fifth anniversary of the effective date of the Company's plan of reorganization and prior to the maturity date of the SellCo Notes, the value of the consolidated assets of SellCo and its subsidiaries (excluding the Supplemental SellCo Note) is determined by independent appraisal to be less than $250,000, the balance of the SellCo Notes (not therefore paid from net cash proceeds from the sale of the stock or assets of SellCo subsidiaries and the proceeds of the Supplemental SellCo Note which will have become due and payable) will be deemed canceled. Interest on the Supplemental SellCo Note is payable upon maturity. The Supplemental SellCo Note has been recorded at a discount to its face amount to yield an estimated effective interest rate of 14.0%.

SellCo Notes - On December 15, 1994 SellCo issued approximately $48.1 million principal amount of SellCo Notes. Interest is payable semiannually in additional SellCo Notes. Net cash proceeds (as defined in the Indenture pursuant to which its SellCo Notes were issued) from sales of stock or assets of SellCo subsidiaries are to be used to redeem SellCo Notes. The SellCo Notes are not obligations of EMCOR and the holders of the SellCo Notes may only look to EMCOR to the extent of EMCOR's obligation to pay the Supplemental SellCo Note plus accrued interest. Approximately $2.1 and $0.7 million of the proceeds from the sale of the stock of Sea Cliff and the sale of assets of JWS, respectively, have been used to redeem, in part, the SellCo Notes. In addition, as the liabilities of JWS are finally determined, JWS' various contingent liabilities are resolved, funds held in escrow under the sales agreements (the "Sales Agreements") for the sale of the JWS assets and the stock of Sea Cliff are released and post closing adjustments under the Sales Agreements are agreed upon, additional amounts of the sales proceeds may become available, from time to time, for additional redemptions of the SellCo Notes.

Other - Other long-term debt consists primarily of loans for real estate, office equipment, automobiles and building improvements.

NOTE G  Income Taxes

The Company files a consolidated federal income tax return including all U.S. subsidiaries. At June 30, 1996, the Company had a net operating loss carryforward ("NOL") for U.S. income tax purposes expiring in years 2007 through 2010 which approximates $225.0 million, subject to Internal Revenue Service approval. In addition, the Company has a U.S. capital loss carryover of approximately $15.0 million expiring in 1998 and 1999. However, a subsequent ownership change (as defined in Internal Revenue Code Section 382) prior to December 15, 1996 would reduce to zero the future NOL benefits under Internal Revenue Code Section 382(1)(5).

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

The Company has provided a valuation allowance as of June 30, 1996 for the full amount of the tax benefit of its remaining NOLs and other deferred tax assets. Income tax expense recorded for the three and six month periods ended June 30, 1996 and 1995 represents a provision primarily for federal, foreign and state and local income taxes. For the three and six month periods ended June 30, 1996 the Company allocated approximately $3.3 million and $3.5 million, respectively, of its tax provision to reorganization value in excess of amounts allocable to identifiable assets (included in Miscellaneous in the accompanying condensed consolidated balance sheets).


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

NOTE I  Other

During the second quarter of 1996, the Company entered into an agreement with one of its insurers to reinsure its obligations to bear certain losses incurred for insurance plan years from October 1, 1992 to September 30, 1995. Under this agreement, amounts previously deposited by the Company with one of its insurers as collateral to fund losses under the deductible portion of its insurance program were returned to the Company and used to fund the cost of the above agreement and to pay down, in July 1996, approximately $10.1 million of indebtedness under the New Credit Facility. The net effect upon the Company of this transaction, which is reflected in the accompanying condensed consolidated balance sheets as of June 30, 1996, was to reduce to zero the funds deposited by the Company as cash collateral for certain losses and reduce Other Long-Term Obligations by the same amount. The Company is currently utilizing a $12.2 million letter of credit obtained under the New Credit Facility referred to in Note E as collateral for its current insurance obligations, and therefore presently is not required to deposit cash as collateral for such obligations.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues for the second quarter of 1996 were $387.7 million compared to $381.6 million in the second quarter of 1995. In the second quarter of 1996 the Company generated net income of $9.2 million or $0.93 per share compared to a net loss of $5.7 million or $0.61 per share in the second quarter of 1995. Net income in the second quarter of 1996, as compared to the loss in the same period in the prior year, reflects continued improvements in job closeouts together with a net after tax gain of $8.1 million ($12.5 pre-tax) on the sale of certain assets held for sale including the sale of substantially all of the assets of Jamaica Water Supply Company ("JWS") and JWS and the Company's other water supply subsidiary, Sea Cliff Water Company ("Sea Cliff"), are referred to hereafter as the "Water Companies".

Revenues for the six months ended June 30, 1996 were $770.4 million compared to $767.6 million in the same period in the prior year. For the six months ended June 30, 1996 the Company generated net income of $5.6 million or $0.56 per share compared to a net loss of $12.7 million or $1.35 per share for the six months ended June 30, 1996. The improvement for the six months ended June 30, 1996 as compared to the same period in the prior year is due to the gain discussed above and continued improvements in job closeouts offset partially by an increase in selling, general and administrative expenses discussed below.

The Company generated operating income of $4.0 million for the three months ended June 30, 1996 compared to a $1.6 million operating loss in the same period of the prior year. For the six months ended June 30, 1996, the Company had operating income of $4.6 million compared to a $4.6 million operating loss in the same period of the prior year. The improvement in operating income for the three and six months ended June 30, 1996 was principally attributable to continued improvements in gross profit due to cost control efforts and favorable job closeouts offset partially by an increase in selling, general and administrative expenses in the first quarter of 1996 discussed below.

Revenues remained substantially unchanged compared with the year earlier periods. While revenues of business units operating in the Western United States increased due to improved economic conditions, these increases were offset by decreased revenues in the Eastern United States resulting from, among other things, adverse weather conditions, and in the Midwestern United States due to the Company's earlier downsizing of its operations there.

Selling, general and administrative expenses ("SG&A"), excluding general corporate expenses, for the quarters ended June 30, 1996 and 1995 were $30.3 million and $30.5 million, respectively, and for the six month periods ended June 30, 1996 and 1995 were $63.2 million and $61.4 million, respectively. The increase in SG&A for the six months ended June 30, 1996 was attributable to an adverse arbitration award in the first quarter of 1996 which requires the Company to pay $4.8 million in damages in connection with a contract dispute involving its subsidiary T.L. Cholette, Inc. While the Company is seeking to have the award set aside, there is no assurance the Company will be successful.

The Company's backlog was $1,113.5 million at June 30, 1996 and $1,060.7 million at December 31, 1995. The Company's backlog in the United States increased by $77.1 million between December 31, 1995 and June 30, 1996, its backlog in Canada increased minimally and the backlog in the United Kingdom decreased by $27.1 million. The increase in the Company's domestic backlog was primarily attributable to improved economic conditions in the Western United States. The decline in the United Kingdom backlog is due to the recognition of revenues on several large existing projects.

Net Assets Held For Sale

In May 1996, the Company completed the sale of substantially all of the assets of its subsidiary Jamaica Water Supply Company ("JWS") to The City of New York and the Water Authority of Western Nassau County for an aggregate purchase price of approximately $179.0 million, subject to post-closing adjustments;
approximately $1.2 million of this purchase price is being held in escrow pending determination of the post-closing adjustments. In May 1996, the Company also completed the sale of all of the stock of its other water supply subsidiary Sea Cliff Water Company ("Sea Cliff") to a subsidiary of Aquarion Company for approximately $2.6 million, subject to post-closing adjustments; approximately $0.5 million of this purchase price is being held in escrow for a period of approximately one year pending determination of the post-closing adjustments and as collateral security for certain indemnification obligations.

The sales proceeds from the sale of its assets have been and will be applied by JWS first to pay its liabilities and preferred stock obligations and to satisfy minority stock interests in JWS held by third parties and as a reserve for litigation involving Warrants of Participation issued by the Company's predecessor. (See Note H.) Of the balance, $15.0 million and approximately $66.5 million were used to repay a portion of indebtedness under the Company's then outstanding working capital line and to redeem in full its Series A Notes, respectively. The remainder will be used to redeem notes issued by the Company's subsidiary SellCo Corporation ("SellCo"). (See Note F for additional discussion regarding the proceeds from the sale of JWS' assets.)

Approximately $2.1 and $0.7 million of the proceeds from the sale of the stock of Sea Cliff and the sale of assets of JWS, respectively, have been used to redeem, in part, the notes ("SellCo Notes") issued by the SellCo. In addition, as the liabilities of JWS are finally determined, JWS' various contingent liabilities are resolved, funds held in escrow under the sales agreements (the "Sales Agreements") for the sale of the JWS assets and the stock of Sea Cliff are released and post closing adjustments under the Sales Agreements are agreed upon, additional amounts of the sales proceeds may become available, from time to time, for additional redemptions of the SellCo Notes.

The operating results of the remaining net assets held for sale have been excluded from the condensed consolidated financial statements for the three and six month periods ended June 30, 1996 and 1995 since the operation of these businesses will only accrue to the benefit of the holders of the SellCo Notes.

Liquidity and Capital Resources

The Company's consolidated cash balance increased by $6.0 million from $53.0 million at December 31, 1995 to $59.0 million at June 30, 1996. The June 30, 1996 cash balance included approximately $5.3 million in foreign bank accounts and reflected $10.1 million borrowed under the Company's New Credit Facility referred to below. The foreign bank accounts are available only to support the Company's foreign operations. The positive operating cash flow was due to working capital improvements in the second quarter of 1996.

As of June 19, 1996 the Company and its subsidiary Dyn Specialty Contracting Inc. entered into a credit agreement with Harris Trust and Savings Bank ("Harris") providing the Company with up to a $100.0 million revolving credit facility (the "New Credit Facility") for a three year period. The New Credit Facility, which is guaranteed by certain direct and indirect U.S. subsidiaries of the Company and is secured by substantially all of the assets of the Company and those subsidiaries, currently provides for up to $50 million in borrowing capacity and is available as revolving loans ("Revolving Loans") and/or letters of credit ("LCs" or "LC"). The remaining borrowing capacity is subject to receipt of additional commitments from other banks, an earnings test, consents of bonding companies providing surety bonds to the Company's Canadian and United Kingdom subsidiaries and these subsidiaries guaranteeing the facility and collateralizing their guarantees with their assets. The Revolving Loans bear interest at a variable rate currently representing Harris' prime rate (8.25% at June 30, 1996) plus 2% which interest rate can be reduced by up to 1.0% upon the achievement of certain earnings levels. LC fees ranging from 1.50% to 3.25% are charged based on the type of LC issued. The New Credit Facility expires on June 19, 1999. Revolving Loans ($10.1 million as of June 30, 1996) are classified as current liabilities under the caption "Borrowings under working capital credit lines" in the accompanying condensed consolidated balance sheets. As of June 30, 1996, the Company had an approximately $12.2 million LC outstanding under the New Credit Facility.

On December 14, 1994, the Company and certain of its subsidiaries entered into a credit agreement with lenders (the "Lenders') providing the Company and MES Holdings Corp. ("MES"), a wholly-owned subsidiary of the Company, with revolving credit loans (the "MES Loans") of up to an aggregate amount of $35.0 million. The MES Loans were guaranteed by certain direct and indirect United States subsidiaries of MES (the "U.S. MES Subsidiaries") and were secured by, among other things, substantially all of the assets of the Company, MES and the U.S. MES Subsidiaries, including the proceeds of the sale of all of the assets of the Company, MES and the U.S. MES Subsidiaries and the proceeds of the sale of stock or assets of the Water Companies to the extent of the first $15.0 million of such proceeds, subject to the rights to such proceeds of the Lenders under the Dyn Credit Agreement referred to below.

Also on December 14, 1994, the Company, its subsidiary Dyn Specialty Contracting Inc. ("Dyn") and Dyn's subsidiaries entered into a credit agreement (the "Dyn Credit Agreement") with the Lenders providing revolving credit loans (the "Dyn Loans") of up to an aggregate amount of $10.0 million. The Dyn Loans were guaranteed by the Dyn subsidiaries and were secured by substantially all of the assets of Dyn and the Dyn subsidiaries, including the proceeds of the sale of stock or assets of the Water Companies to the extent of the first $15.0 million of such proceeds, subject to the rights to such proceeds of the Lenders under the MES Credit Agreement.

Borrowings outstanding under the MES Loans and Dyn Loans were repaid on June 12, 1996, in part, from proceeds received by the Company from the sale of the Water Companies and the balance was repaid on June 20, 1996 from borrowings under the New Credit Facility and the loan agreements were terminated.

Included in the accompanying condensed consolidated balance sheet as of June 30, 1996 are approximately $65.9 million of the Company's Series C Notes that were issued in connection with the Company's emergence from bankruptcy. The Series C Notes have been recorded at a discount to their face amount to yield an estimated effective rate of 14.0%. Interest on the Series C Notes was payable semiannually through June 15, 1996 by the issuance of additional Series C Notes and thereafter is payable quarterly in cash.

The accompanying condensed consolidated balance sheet as of June 30, 1996 reflects approximately $5.5 million of indebtedness evidenced by the Company's promissory note (the "Supplemental SellCo Note") payable to its subsidiary SellCo Corporation, which note was issued in connection with the Company's emergence from bankruptcy. The Supplemental SellCo Note has been recorded at a discount to its face amount to yield an estimated effective interest rate of 14.0%. Interest on the Supplemental SellCo Note is payable upon maturity.

In June 1995, the Company's Canadian subsidiary, Comstock Canada, entered into a credit agreement with a bank providing for an overdraft facility of up to Cdn. $2.0 million. The facility is secured by certain assets of Comstock Canada and deposit instruments of another Canadian subsidiary of the Company. The facility provides for interest at the bank's prime rate (6.5% at June 30, 1996) plus 3/4% and expires on September 30, 1996. There were no borrowings outstanding under this credit agreement at June 30, 1996.

In September 1995, a number of the Company's U.K. subsidiaries renegotiated and renewed a demand credit facility with a U.K. bank for a credit line of pounds
17.1 million (approximately U.S. $26.5 million). The credit facility consists of the following components with the individual credit limits as indicated: an overdraft line of up to pounds 9.0 million (approximately U.S. $14.0 million); a facility for the issuance of guarantees, bond and indemnities of up to pounds
7.3 million (approximately U.S. $11.3 million); and other credit facilities of up to pounds 0.8 million (approximately U.S. $1.2 million). The amount of borrowings available under the overdraft line are limited to (pound)8.0 million (approximately U.S. $12.4 million) for the period from July 16, 1996 through August 30, 1996 and (pound)7.0 million (approximately U.S. $10.9 million) for the period from August 31, 1996 through September 30, 1996. The facility is secured by substantially all of the assets of the Company's principal U.K. subsidiaries. The overdraft facility provides for interest at the bank's base rate, as defined (5.8% as of June 30, 1996), plus 3.0% on the first pounds 5.0 million of borrowings and at the bank's base rate plus 4.0% for borrowings over pounds 5.0 million. This credit facility, as amended, expires September 30, 1996.

As of June 30, 1996, the Company's U.K. subsidiaries had utilized approximately $24.9 million of the credit facilities as follows: approximately $14.0 million of borrowings under the overdraft line, approximately $9.7 million for the issuance of guarantees, and approximately $1.2 million under other credit facilities.

The Company is actively seeking to include its U.K. and Canadian operations under the New Credit Facility. The exisiting U.K. and Canadian credit facilities expire on September 30, 1996 unless extended.

During the second quarter of 1996, the Company entered into an agreement with one of its insurers to bear certain losses incurred for insurance plan years from October 1, 1992 to September 30, 1995. Under this agreement, Company funds previously deposited with one of the Company's insurers as collateral to fund certain losses under the deductible portion of its insurance program were returned to the Company and used to fund the cost of the above agreement and to pay down, in July 1996, approximately $10.1 million of indebtedness under the New Credit Facility. The Company is currently utilizing a $12.2 million letter of credit obtained under the New Credit Facility as collateral for its current insurance obligations, and therefore presently is not required to deposit cash for such obligations.

At June 30, 1996, the Company had a net operating loss carryforward ("NOL") for U.S. income tax purposes expiring in years 2007 through 2010 which approximates $225.0 million, subject to Internal Revenue Service approval. In addition, the Company has a U.S. capital loss carryover of approximately $15.0 million expiring in 1998 and 1999. However, a subsequent ownership change (as defined in Internal Revenue Code Section 382) prior to December 15, 1996 would reduce to zero the future NOL benefits under Internal Revenue Code Section 382(1)(5). The Company has provided a valuation allowance as of June 30, 1996 for the full amount of the tax benefit of its NOLs and other deferred tax assets.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The information in Note H to the Company's June 30, 1996 Notes to Condensed Consolidated Financial Statements (unaudited) regarding legal proceedings is hereby incorporated herein by reference thereto.

ITEM 2 - CHANGES IN SECURITIES

As previously reported in its Form 8-K - Date of Report June 19, 1996, the Company entered into a Credit Agreement dated as of June 19, 1996 (the "Credit Agreement") by and among it and certain of its subsidiaries and Harris Trust and Savings Bank individually and as agent and other lenders which are or become parties thereto to provide the Company with up to a $100.0 million credit facility for a three year period. Under the terms of the Credit Agreement, $50.0 million of borrowing capacity is immediately available; the remaining borrowing capacity is subject to the receipt of additional commitments from other banks, an earnings test, and consents of bonding companies providing surety bonds to the Company's Canadian and United Kingdom subsidiaries.

The terms of the Credit Agreement prohibit the Company from paying cash dividends on its Common Stock prior to January 1, 1998 and thereafter limit the Company's ability to pay cash dividends.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   On June 14, 1996 the Company held an annual meeting of stockholders.

(b) At the annual meeting all of the seven directors of the Company stood for re-election, and each of them was re-elected for the ensuing year. Each of Messrs. Stephen W. Bershad, Thomas D. Cunningham, Albert Fried, Jr., Malcolm T. Hopkins and Frank T. MacInnis received 8,536,825 votes, and each of Messrs. David A.B. Brown and Kevin C. Toner received 8,536,532 votes. The only votes withheld were the 293 which did not vote for Mr. Brown and Mr. Toner. There were no broker non-votes.

(c) The stockholders also voted upon a proposal to ratify the appointment by the Audit Committee of the Board of Directors of Arthur Andersen LLP, independent public accountants, as the Company's independent public accountants for 1996. 8,539,725 shares were voted in favor of ratification, 9,100 shares were voted against ratification, and no shares abstained from voting thereon; there were no broker non-votes.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit No. 4. U.S. $100,000,000 Credit Agreement by and among EMCOR Group, Inc. and Certain Of Its Subsidiaries and Harris Trust and Savings Bank individually and as Agent and the Lenders which are or become parties thereto, dated as of June 19, 1996. Incorporated by reference to Exhibit 4 to Form 8-K - Date of Report June 19, 1996.

     Exhibit No. 27.  Financial Data Schedule.  Page.

(b) During the quarter ended June 30, 1996, the Company filed Reports on Form 8-K - Date of Report May 10, 1996 reporting information with respect to
     Item 5 of such Form, Form 8-K - Date of Report May 29, 1996 reporting information with respect to Items 2 and 7 of such Form, and Form 8-K - Date of Report June 19, 1996 reporting information with respect to Items 5 and 7 of such Form.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  EMCOR GROUP, INC.
                                        ---------------------------------
                                                     (Registrant)


Date:  July 30, 1996               By:           /s/FRANK T. MacINNIS
                                        ---------------------------------
                                                  Frank T. MacInnis
                                               Chairman of the Board of
                                               Directors, President and
                                               Chief Executive Officer


Date:  July 30, 1996               By:           /s/LEICLE E. CHESSER
                                        ---------------------------------
                                        ---------------------------------
                                                  Leicle E. Chesser
                                               Executive Vice President
                                              and Chief Financial Officer