Form 10-Q
period 1996-09-30
EMCOR GROUP INC
filed 1996-10-30
CIK 105634

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      Quarterly Report Under Section 13 or
                  15(d) of the Securities Exchange Act of 1934
--------------------------------------------------------------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

For the transition period from __________ to __________
--------------------------------------------------------------------------

Commission file number 0-2315

                               EMCOR Group, Inc.
                 ----------------------------------------------
                   (Exact name of registrant as specified in
                                 its charter)

                Delaware                                11-2125338
-----------------------------------------        -------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)               Identification Number)

    101 Merritt Seven Corporate Park                    06851-1060
                                                 -------------------------
          Norwalk, Connecticut                          (Zip Code)
-----------------------------------------
(Address of principal executive offices)

             (203) 849-7800
-----------------------------------------
    (Registrant's telephone number)


                                       N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No __

     Indicate by check mark whether the registrant has filed all documents required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934, subsequent to the distribution of securities under a plan confirmed by a court. Yes X No __

     Number of shares of Common Stock outstanding as of the close of business on October 29, 1996:
9,514,636 shares.

                                EMCOR GROUP, INC.
                                      INDEX


                                                                    Page No.


PART I - Financial Information

Item 1  Financial Statements

        Condensed consolidated balance sheets -
        as of September 30, 1996 and December 31, 1995                        1

        Condensed consolidated statements of operations -
        three months ended September 30, 1996 and 1995                        3

        Condensed consolidated statements of operations -
        nine months ended September 30, 1996 and 1995                         4

        Condensed consolidated statements of cash flows -
        nine months ended September 30, 1996 and 1995                         5

        Condensed consolidated statement of stockholders'
        equity - nine months ended September 30, 1996                         6

        Notes to condensed consolidated financial statements                  7


Item 2  Management's discussion and analysis of financial condition and
        results of operations                                                 13

PART II - Other Information

Item 1      Legal Proceedings                                                 17

Item 6      Exhibits and Reports on Form 8-K                                  17

PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
----------------------------------------------------------------------
                                     September 30,    December 31,
                                         1996             1995
                                      (Unaudited)
----------------------------------------------------------------------

ASSETS

Current Assets:
    Cash and cash equivalents          $45,494         $53,007
    Accounts receivable, net           432,788         435,974
    Costs and estimated earnings in
     excess of billings on uncompleted
     contracts                          72,467          65,551
    Inventories                          8,115           8,031
    Prepaid expenses and other           7,682           8,365
    Net assets held for sale                --          61,969
                                    ----------------------------------

Total Current Assets                   566,546         632,897
                                    ----------------------------------

Investments, Notes and Other Long-Term
    Receivables                          4,291           4,684

Property, Plant and Equipment, Net      25,475          27,137

Other Assets:
    Insurance cash collateral               --          30,812
    Miscellaneous                        3,224          15,415
                                    ----------------------------------
                                         3,224          46,227
                                    ----------------------------------

Total Assets                          $599,536        $710,945
                                    ==================================



See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share and Share Amounts)
----------------------------------------------------------------------
                                          September 30,   December 31,
                                               1996         1995
                                           (Unaudited)
----------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Notes payable                              $10,955      $14,665
    Borrowings under working capital credit
         lines                                      --       25,000
    Current maturities of long-term debt         1,452        1,875
    7% Senior Secured Notes (Series A)              --       61,969
    Accounts payable                           207,348      224,002
    Billings in excess of costs and estimated
        earnings on uncompleted contracts      115,527      113,590
    Accrued payroll and benefits                38,783       38,928
    Other accrued expenses and liabilities      43,444       45,287
                                           ---------------------------

Total Current Liabilities                      417,509      525,316
                                           ---------------------------

Long-Term Debt                                  72,796       68,398

Other Long-Term Obligations                     30,216       46,621

Stockholders' Equity:
    Common Stock, $.01 par value, 13,700,000
      shares authorized, 9,514,636 and
      9,424,706 issued and outstanding,
      respectively                                  95           94
    Warrants                                     2,179        2,179
    Capital surplus                             79,812       78,863
    Cumulative translation adjustment              297          327
    Accumulated Deficit                         (3,368)     (10,853)
                                           ---------------------------

Total Stockholders' Equity                      79,015       70,610
                                           ---------------------------

Total Liabilities and Stockholders' Equity    $599,536     $710,945
                                           ===========================



See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts) (Unaudited)
----------------------------------------------------------------------

Three months ended September 30,              1996          1995
----------------------------------------------------------------------

Revenues                                   $432,452       $403,941

Costs and Expenses:
    Cost of sales                           390,903        365,232
    Selling, general and administrative      35,566         33,135
                                         -----------------------------
                                            426,469        398,367
                                         -----------------------------

Operating Income                              5,983          5,574

Interest Expense, Net                         2,425          3,805
Net Loss on Businesses Sold                      --            926
                                         -----------------------------

Income Before Income Taxes                    3,558            843
Provision For Income Taxes                    1,627            250
                                         -----------------------------

Net Income                                   $1,931           $593
                                         =============================

Income Per Common Share and Common
  Equivalent Share:                           $0.19           $0.06
                                         =============================


See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts) (Unaudited)
----------------------------------------------------------------------

Nine months ended September 30,               1996          1995
----------------------------------------------------------------------

Revenues                                 $1,202,853     $1,171,518

Costs and Expenses:
    Cost of sales                         1,086,318      1,069,008
    Selling, general and administrative     105,999        101,488
                                         -----------------------------
                                          1,192,317      1,170,496
                                         -----------------------------

Operating Income                             10,536          1,022

Other Income, Net                            12,500             --
Interest Expense, Net                         9,915         11,430
Net Loss on Businesses Sold                      --            926
                                         -----------------------------

Income (Loss) Before Income Taxes            13,121        (11,334)
Provision For Income Taxes                    5,636            750
                                         -----------------------------

Net Income (Loss)                            $7,485       ($12,084)
                                         =============================

Income (Loss) Per Common Share and
  Common Equivalent Share:                    $0.75         ($1.27)
                                         =============================


See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands) (Unaudited)
-------------------------------------------------------------------------

Nine months ended September 30,                      1996        1995
-------------------------------------------------------------------------

CASH FLOWS FROM OPERATIONS:
    Net income (loss)                               $7,485    ($12,084)
    Non-cash expenses                               10,129      12,887
    Net loss on businesses sold                         --         926
    Changes in operating assets and liabilities      7,692      (8,615)
                                                  -----------------------
NET CASH PROVIDED BY (USED IN) OPERATIONS           25,306      (6,886)
                                                  -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of working capital credit lines       (45,125)    (11,000)
    Borrowings under working capital credit lines   20,125          --
    Payment of 7% Senior Secured Notes (Series A)  (66,424)         --
    Payments of long-term debt and capital lease      (643)     (1,007)
obligations
    Change in notes payable, net                    (3,896)     10,278
    Exercise of stock options                          487          --
                                                  -----------------------
NET CASH USED IN FINANCING
  ACTIVITIES                                       (95,476)     (1,729)
                                                  -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant
      and equipment, net                            (4,480)     (3,285)
    Proceeds from sale of businesses
      and other assets                                 314         650
    Proceeds from sales of net assets
      held for sale                                 66,424           --
    Decrease in investments, notes and
      other long-term receivables                      399           --
                                                  -----------------------
NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                        62,657      (2,635)
                                                  -----------------------

DECREASE IN CASH AND CASH EQUIVALENTS               (7,513)    (11,250)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                         53,007      52,505

                                                  -----------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $45,494     $41,255
                                                  =======================

SUPPLEMENTAL CASH FLOW INFORMATION
    Cash Paid For:
       Interest                                     $5,311      $5,133
       Income Taxes                                   $239        $762



See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In Thousands) (Unaudited)
------------------------------------------------------------------------------
                                                Cumulative
                      Common           Capital  TranslatioAccumulated
                       Stock  Warrants Surplus  Adjustment  Deficit    Total
------------------------------------------------------------------------------
Balance, December
31, 1995                 $94  $2,179   $78,863    $327    ($10,853)  $70,610

Net income                --      --       --       --       7,485     7,485

Common stock issued
  under stock option
  plans                    1      --      486       --          --       487

NOL Utilization           --      --      463       --          --       463

Translation
  adjustments             --      --       --      (30)         --       (30)
                      --------------------------------------------------------

Balance, September
30, 1996                 $95  $2,179   $79,812    $297     ($3,368)   $79,015
                      ========================================================



See notes to condensed consolidated financial statements.

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


NOTE B  Basis of Presentation

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly the financial position of the Company and the results of its operations. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

A description of the Company's significant accounting policies is included in its December 31, 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 1996. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Form 10-K.

Certain reclassifications have been made to prior year financial statements to conform to current year presentation.

NOTE C  Net Income (Loss) Per Common Share and Common Equivalent Share

Net income (loss) per common share and common equivalent share for the three and nine month periods ended September 30, 1996 and 1995 have been calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents relating to warrants and stock options outstanding when the effect of such common stock equivalents are dilutive.

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

The sales proceeds from the sale of JWS' assets have been and will be applied to pay JWS liabilities and preferred stock obligations and to satisfy minority stock interests in JWS and as a reserve for litigation involving Warrants of Participation issued by the Company's predecessor (see Note H). Of the balance, $15.0 million was used to repay a portion of indebtedness under the Company's then outstanding MES Credit Agreement referred to below and approximately $66.5 million was used to redeem in full its Series A Notes. The remainder was and will be used to redeem notes issued by the Company's subsidiary SellCo Corporation ("SellCo"). (See Note F for additional discussion of the use of proceeds from the sale of JWS' assets and the stock of Sea Cliff).

The operating results of net assets held for sale have been excluded from the condensed consolidated financial statements for the three and nine month periods ended September 30, 1996 and 1995 since the operation of these businesses will primarily only accrue to the benefit of the holders of notes issued by SellCo.

NOTE E  Current Debt

New Credit Facility - On June 19, 1996 the Company and its subsidiary Dyn Specialty Contracting Inc. ("Dyn") entered into a credit agreement with Harris Trust and Savings Bank ("Harris") providing the Company with up to a $100.0 million revolving credit facility (the "New Credit Facility") for a three year period. The New Credit Facility, which is guaranteed by certain direct and indirect U.S. subsidiaries of the Company and is secured by substantially all of the assets of the Company and those subsidiaries, currently provides for up to $50.0 million in borrowing capacity and is available in the form of revolving loans ("Revolving Loans") and/or letters of credit ("LCs" or "LC"). As amended on September 27, 1996, up to the U.S. Dollar equivalent of (pound)9.0 million can be borrowed by the Company's United Kingdom subsidiary EMCOR (UK) Limited. The remaining $50.0 million in borrowing capacity is subject to receipt of additional commitments from other banks, an earnings test, consents of bonding companies providing surety bonds to the Company's Canadian and United Kingdom subsidiaries and these subsidiaries guaranteeing the facility and collateralizing their guarantees with liens upon their assets. The Revolving Loans bear interest at a variable rate representing Harris' prime rate (8.25% at September 30, 1996) plus 1.0% - 2.0% based on certain financial covenants, as defined. The interest rate on the Revolving Loans was 9.25% at September 30, 1996. LC fees ranging from 1.50% to 3.25% are charged based on the type of LC issued. The New Credit Facility expires on June 19, 1999. As of September 30, 1996, the Company had approximately $23.8 million of LCs outstanding under the New Credit Facility. There were no Revolving Loans outstanding as of September 30, 1996.

MES Credit Agreement - On December 14, 1994, the Company and certain of its subsidiaries entered into a credit agreement (the "MES Credit Agreement") with lenders (collectively, the "Lenders") providing the Company and MES Holdings Corporation ("MES"), a wholly-owned subsidiary of the Company, with revolving credit loans (the "MES Loans") of up to an aggregate amount of $35.0 million. The MES Loans were guaranteed by certain direct and indirect United States subsidiaries of MES (the "U.S. MES Subsidiaries") and were secured by, among other things, substantially all of the assets of the Company, MES and the U.S. MES Subsidiaries, including the proceeds of the sale of all of the assets of the Company, MES and the U.S. MES Subsidiaries and the proceeds of the sale of stock or assets of the Water Companies to the extent of the first $15.0 million of such proceeds, subject to the right to such proceeds of the Lenders under the Dyn Credit Agreement referred to below. The MES Loans bore interest on the principal amount thereof at the rate of 15.0% per annum. Borrowings under the MES Credit Agreement ($25.0 million at December 31, 1995) are classified as current liabilities under the caption "Borrowings under working capital credit lines" in the accompanying condensed consolidated balance sheets.

Borrowings outstanding under the MES Credit Agreement and Dyn Credit Agreement (hereafter defined) were repaid, in part, on June 12, 1996 from proceeds received by the Company from the sale of the Water Companies (see Note D) and the balance was repaid on June 20, 1996 from borrowings under the New Credit Facility at which time the credit agreements were terminated.

Dyn Credit Agreement - On December 14, 1994, the Company, Dyn and Dyn's subsidiaries entered into a credit agreement (the "Dyn Credit Agreement") with the Lenders providing revolving credit loans (the "Dyn Loans") of up to an aggregate amount of $10.0 million. The Dyn Loans were guaranteed by Dyn's subsidiaries and were secured by substantially all of the assets of Dyn and Dyn's subsidiaries and the proceeds of the sale of stock or assets of the Water Companies to the extent of the first $15.0 million of such proceeds, subject to the right to such proceeds of the Lenders under the MES Credit Agreement. The Dyn Loans bore interest on the principal amount thereof at the rate of 15.0% per annum. No borrowings were outstanding under the Dyn Credit Agreement at December 31, 1995.

Series A Notes - On December 15, 1994 the Company issued or reserved for issuance approximately $62.2 million principal amount of Series A Notes and $8.8 million additional principal amount of Series A Notes for issuance upon resolution of disputed and unliquidated pre-petition general unsecured claims pursuant to the Company's Plan of Reorganization adopted in connection with its Chapter 11 proceeding. Approximately $4.7 million of the issued Series A Notes were redeemed prior to payment in full of the Series A Notes during the second quarter of 1996 (approximately $66.5 million in principal and accrued interest) with proceeds received by the Company from the sale of the Water Companies.

NOTE F  Long-Term Debt

Long-Term Debt in the accompanying condensed consolidated balance sheets consists of the following amounts at September 30, 1996 and December 31, 1995 (in thousands):
                                                    September 30    December 31,
                                                         1996            1995
                                                    -------------  -------------

Series C Notes, outstanding face value of
   approximately $73.8 million at 11.0%,
   discounted to a 14.0% effective rate,
   due 2001                                            $65,959        $61,494
Supplemental SellCo Note, outstanding
   face value of approximately $5.5
   million at 8.0%, discounted to a
   14.0% effective rate, due 2004                        4,417          4,270
Capital Lease Obligations at weighted average
   interest rates from 7.25% to 11.0%,
   payable in varying amounts through 2004                 821          1,284
Other, at weighted average interest rates of
   approximately 10.75%, payable in varying
   amounts through 2012                                   3,051          3,225
                                                       -------------  ----------
                                                         74,248         70,273
Less current maturities                                  (1,452)        (1,875)
                                                       -------------  ----------

                                                        $72,796        $68,398
                                                       =============  ==========

Series C Notes - On December 15, 1994 the Company issued approximately $62.8 million principal amount of Series C Notes. Interest on the Series C Notes was payable semiannually through June 15, 1996 by the issuance of additional Series C Notes and is currently payable quarterly in cash. The Series C Notes are unsecured indebtedness of the Company which are subordinate to indebtedness under the Company's New Credit Facility. The Series C Notes have been recorded at a discount to their face amount to yield an estimated effective interest rate of 14.0%. The Series C Notes mature on December 15, 2001.

Supplemental SellCo Note - On December 15, 1994 EMCOR issued to SellCo its 8% promissory note in the principal amount of approximately $5.5 million (the "Supplemental SellCo Note"). The note matures on the earlier of (i) December 15, 2004 or (ii) one day prior to the date on which Notes issued by SellCo (the "SellCo Notes") (hereafter described) are deemed canceled. If at any time after December 15, 1999 and prior to the maturity date of the SellCo Notes, the value of the consolidated assets of SellCo and its subsidiaries (excluding the Supplemental SellCo Note) is determined by independent appraisal to be less than $250,000, the balance of the SellCo Notes (not therefore paid from net cash proceeds from the sale of the stock or assets of SellCo subsidiaries and the proceeds of the Supplemental SellCo Note which will have become due and payable) will be deemed canceled. Interest on the Supplemental SellCo Note is payable upon maturity. The Supplemental SellCo Note has been recorded at a discount to its face amount to yield an estimated effective interest rate of 14.0%.

SellCo Notes - On December 15, 1994 SellCo issued approximately $48.1 million principal amount of SellCo Notes. Interest is payable semiannually in additional SellCo Notes. Net cash proceeds (as defined in the Indenture pursuant to which the SellCo Notes were issued) from sales of stock or assets of SellCo subsidiaries are to be used to redeem SellCo Notes. The SellCo Notes are not obligations of EMCOR and the holders of the SellCo Notes may only look to EMCOR to the extent of EMCOR's obligation to pay the Supplemental SellCo Note plus accrued interest thereon. Approximately $2.1 and $0.7 million of the proceeds from the sale of the stock of Sea Cliff and the sale of assets of JWS, respectively, have been used to redeem, in part, the SellCo Notes. In addition, as the liabilities of JWS are finally determined, JWS' various contingent liabilities are resolved, funds held in escrow under the sales agreements (the "Sales Agreements") for the sale of assets of JWS and the stock of Sea Cliff are released and post closing adjustments under the Sales Agreements are agreed upon, additional amounts of the sales proceeds may become available, from time to time, for additional redemptions of the SellCo Notes.

Other - Other long-term debt consists primarily of loans for real estate, office equipment, automobiles and building improvements.

NOTE G  Income Taxes

The Company files a consolidated federal income tax return including all U.S. subsidiaries. At September 30, 1996, the Company had a net operating loss carryforward ("NOL") for U.S. income tax purposes expiring in years 2007 through 2011 which approximates $215.0 million, subject to Internal Revenue Service approval. However, a subsequent ownership change (as defined in Internal Revenue Code Section 382) prior to December 15, 1996 would reduce to zero the future NOL benefits under Internal Revenue Code Section 382(1)(5).

As a result of the adoption of Fresh-Start Accounting, the tax benefit of the Company's net operating loss carryforwards and net deductible temporary differences which existed as of the date of the Company's emergence from Chapter 11 result in a charge to the tax provision (provision in lieu of income taxes) and are allocated to reorganization value in excess of amounts allocable to identifiable assets established in connection with the Company's emergence from bankruptcy and to capital surplus.

The Company has provided a valuation allowance as of September 30, 1996 for the full amount of the tax benefit of its remaining NOLs and other deferred tax assets. Income tax expense recorded for the three and nine month periods ended September 30, 1996 and 1995 represents a provision primarily for federal, foreign and state and local income taxes. For the three and nine month periods ended September 30, 1996 the Company allocated approximately $1.0 million and $4.5 million, respectively, of its tax provision to reorganization value in excess of amounts allocable to identifiable assets (included in Miscellaneous in the accompanying condensed consolidated balance sheets) thereby reducing this balance to zero. The remaining utilization of NOLs and other deferred tax assets have been applied to capital surplus for the three and nine month periods ended September 30, 1996.


NOTE H  Legal Proceedings

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

By a Decision and Order, entered on June 22, 1995, the court granted the Company's motion to dismiss the plaintiffs' action holding that the assets of JWS had not been "disposed of" under the express terms of the Warrants prior to their stated expiration on December 31, 1994. The court also held that it lacked the power to rewrite the "clear and unambiguous provisions" of the Warrant Agreement to extend the December 31, 1994 deadline. The plaintiffs have appealed the court's decision and oral arguments on the appeal were heard before the Appellate Division Third Department of the State of New York on October 3, 1996. To date, no decision has been rendered by the Appellate Division.

In February 1995, as part of an investigation by the New York County District Attorney's office into the business affairs of Herbert Construction Company ("Herbert"), a general contractor that does business with the Company's subsidiary, Forest Electric Corporation ("Forest"), a search warrant was executed at Forest's executive offices. At that time, the Company was informed that Forest and certain of its officers are targets of the continuing investigation. Neither the Company nor Forest has been advised of the precise nature of any suspected violation of law by Forest or its officers. On July 11, 1995, Ted Kohl, a principal of Herbert, and DPL Interiors, Inc., a company allegedly owned by Mr. Kohl, were indicted by a New York County grand jury for grand larceny, fraud, repeated failure to file New York City Corporate Tax Returns and related money laundering charges. Mr. Kohl was also charged with filing false personal income and earnings tax returns, perjury and offering false instruments for filing with the New York City School Construction Authority. In a press release announcing the indictment, the Manhattan District Attorney said that the investigation disclosed that Mr. Kohl allegedly received more than $7.0 million in kickbacks from subcontractors through a scheme in which he allegedly inflated subcontracts on Herbert's construction contracts. At a press conference in July 1995 following the indictment, the District Attorney announced that the investigation is continuing, and he expects further indictments in the investigation. Forest performs electrical contracting services primarily in the New York City commercial market and is one of the Company's largest subsidiaries.

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

NOTE I  Other

During the second quarter of 1996, the Company entered into an agreement with one of its insurers to reinsure the Company's obligations to bear certain losses incurred for insurance plan years from October 1, 1992 to September 30, 1995. Under this agreement, amounts previously deposited by the Company with one of its insurers as collateral to fund certain losses under the deductible portion of its insurance program were returned to the Company and used to fund the cost of the above agreement and to pay down, in July 1996, approximately $10.1 million of indebtedness under the New Credit Facility. The net effect upon the Company of this transaction, which is reflected in the accompanying condensed consolidated balance sheets as of September 30, 1996, was to reduce to zero the funds deposited by the Company as cash collateral for certain losses and reduce Other Long-Term Obligations by the same amount. As of September 30, 1996, the Company is utilizing a $12.2 million letter of credit obtained under the New Credit Facility referred to in Note E as collateral for its current insurance obligations, and therefore presently is not required to deposit cash as collateral for such obligations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues for the third quarter of 1996 were $432.5 million compared to $403.9 million in the third quarter of 1995. In the third quarter of 1996 the Company generated net income of $1.9 million or $0.19 per share compared to net income of $0.6 million or $0.06 per share in the third quarter of 1995. The improvement in net income in the third quarter of 1996 as compared to the same period in the prior year is primarily due to continued improvements in job performance and a reduction in the Company's cost of borrowing offset partially by an increase in selling, general and administrative expenses discussed below.

Revenues for the nine months ended September 30, 1996 were $1,202.9 million compared to $1,171.5 million in the same period in the prior year. For the nine months ended September 30, 1996 the Company generated net income of $7.5 million or $0.75 per share compared to a net loss of $12.1 million or $1.27 per share for the nine months ended September 30, 1995. The improvement for the nine months ended September 30, 1996 as compared to the same period in the prior year is due to continued improvements in job performance, a reduction in the cost of borrowing and a net after tax gain of $8.1 million ($12.5 pre-tax) on the sale of certain assets held for sale including the sale of substantially all of the assets of the Company's principal water supply subsidiary Jamaica Water Supply Company ("JWS"), offset partially by an increase in selling, general and administrative expenses discussed below. JWS and the Company's other water supply subsidiary, Sea Cliff Water Company ("Sea Cliff"), are referred to hereafter as the "Water Companies".

The Company generated operating income of $6.0 million for the three months ended September 30, 1996 compared to operating income of $5.6 million in the same period of the prior year. The improvement in operating income for the three months ended September 30, 1996 was principally attributable to continued
improvements  in gross  profit due to cost  control  efforts  and  improved  job performance offset partially by an increase in selling, general and administrative expenses due to the increased volume of operating activity. For the nine months ended September 30, 1996, the Company had operating income of $10.5 million compared to operating income of $1.0 million in the same period of the prior year. The improvement in operating income for the nine months ended September 30, 1996 was principally attributable to continued improvements in gross profit due to cost control efforts and improved job performance offset partially by an increase in selling, general and administrative expenses in the first quarter of 1996 discussed below.

The increase in revenues for the third quarter of 1996 as compared to the same period in the prior year was primarily attributable to the continued increase in commercial construction activity in the Western United States. Revenues for the nine month period ended September 30, 1996 increased slightly compared with the year earlier periods. While revenues of business units operating in the Western United States increased due to improved economic conditions, these increases were substantially offset by decreased revenues in the Northeastern United States resulting from, among other things, adverse weather conditions in the first quarter of 1996 and increased competition, and in the Midwestern United States due to reduced construction activity compared with 1995 and the Company's earlier downsizing of its Midwestern operations and in the United Kingdom due to decreased activity in the commercial construction market.

Selling, general and administrative expenses ("SG&A"), excluding general corporate expenses, for the quarters ended September 30, 1996 and 1995 were $32.0 million and $29.5 million, respectively, and for the nine month periods ended September 30, 1996 and 1995 were $95.2 million and $90.6 million, respectively. The increase in SG&A for the third quarter of 1996 compared to the prior year's third quarter was primarily due to the increased volume of operating activity. The increase in SG&A for the nine months ended September 30, 1996 was primarily attributable to an adverse arbitration award in the first quarter of 1996 requiring the Company to pay $4.8 million in damages in connection with a contract dispute involving its subsidiary T.L. Cholette, Inc. In October 1996, the Company concluded its settlement of the arbitration award for $4.3 million.

The Company's backlog was $1,082.5 million at September 30, 1996 and $1,060.7 million at December 31, 1995. Between December 31, 1995 and September 30, 1996, the Company's backlog in the United States increased by $73.9 million, its backlog in Canada decreased minimally and its backlog in the United Kingdom decreased by $41.2 million. The increase in the Company's domestic backlog was primarily attributable to improved economic conditions in the Midwestern and Western United States. The decline in the United Kingdom backlog is due to the continued progress on several large projects and the continued weakness in the United Kingdom commercial construction market.

Net Assets Held For Sale

In May 1996, the Company completed the sale of substantially all of the assets of JWS to The City of New York and the Water Authority of Western Nassau County for an aggregate purchase price of approximately $179.0 million, subject to post-closing adjustments; approximately $1.2 million of this purchase price is being held in escrow pending determination of the post-closing adjustments. In May 1996, the Company also completed the sale of all of the stock of Sea Cliff to a subsidiary of Aquarion Company for approximately $2.6 million, subject to post-closing adjustments; approximately $0.5 million of this purchase price is being held in escrow for a period of approximately one year pending determination of the post-closing adjustments and as collateral security for certain indemnification obligations.

The sales proceeds from the sale of JWS' assets have been and will be applied first to pay JWS liabilities and preferred stock obligations and to satisfy minority stock interests in JWS and as a reserve for litigation involving Warrants of Participation issued by the Company's predecessor (See Note H). Of the balance, $15.0 million was used to repay a portion of indebtedness under the Company's then outstanding working capital line and approximately $66.5 million was used to redeem in full its Series A Notes. Approximately $2.8 million of the proceeds from the sale of the stock of Sea Cliff and the sale of assets of JWS, respectively, have been used to redeem, in part, the notes ("SellCo Notes") issued by the Company's subsidiary SellCo Corporation ("SellCo"). In addition, as the liabilities of JWS are finally determined, JWS' various contingent liabilities are resolved, funds held in escrow under the sales agreements (the "Sales Agreements") for the sale of the JWS assets and the stock of Sea Cliff are released and post closing adjustments under the Sales Agreements are agreed upon, additional amounts of the sales proceeds may become available, from time to time, for additional redemptions of the SellCo Notes. (See Note F for additional discussion regarding the proceeds from the sale of JWS' assets.)

The operating results of the remaining net assets held for sale have been excluded from the condensed consolidated financial statements for the three and nine month periods ended September 30, 1996 and 1995 since the operation of these businesses will primarily only accrue to the benefit of the holders of the SellCo Notes.

Liquidity and Capital Resources

The Company's consolidated cash balance decreased by $7.5 million from $53.0 million at December 31, 1995 to $45.5 million at September 30, 1996. The September 30, 1996 cash balance included approximately $6.2 million in foreign subsidiaries' bank accounts which accounts are available only to support their respective operations. The Company generated positive operating cash flow for the nine months ended September 30, 1996 due to working capital improvements which has been used primarily to repay borrowings under the Company's working capital credit lines and to fund capital expenditures resulting in the consolidated cash balance decrease.

On June 19, 1996 the Company and its subsidiary Dyn Specialty Contracting Inc. ("Dyn") entered into a credit agreement with Harris Trust and Savings Bank ("Harris") providing the Company with up to a $100.0 million revolving credit facility (the "New Credit Facility") for a three year period. The New Credit Facility, which is guaranteed by certain direct and indirect U.S. subsidiaries of the Company and is secured by substantially all of the assets of the Company and those subsidiaries, currently provides for up to $50.0 million in borrowing capacity and is available in the form of revolving loans ("Revolving Loans") and/or letters of credit ("LCs" or "LC"). As amended on September 27, 1996, up to the U.S Dollar equivalent of (pound)9.0 million can be borrowed by the Company's United Kingdom subsidiary EMCOR (UK) Limited. The remaining $50.0 million in borrowing capacity is subject to receipt of additional commitments from other banks, an earnings test, consents of bonding companies providing surety bonds to the Company's Canadian and United Kingdom subsidiaries and these subsidiaries guaranteeing the facility and collateralizing their guarantees with their assets. The Revolving Loans bear interest at a variable rate representing Harris' prime rate (8.25% at September 30, 1996) plus 1.0% - 2.0% based on certain financial covenants, as defined. The interest rate on the Revolving Loans was 9.25% at September 30, 1996. LC fees ranging from 1.50% to 3.25% are charged based on the type of LC issued. The New Credit Facility expires on June 19, 1999. As of September 30, 1996, the Company had approximately $23.8 million of LCs outstanding under the New Credit Facility. There were no Revolving Loans outstanding as of September 30, 1996.

On December 14, 1994, the Company and certain of its subsidiaries entered into a credit agreement (the "MES Credit Agreement") with lenders (collectively, the "Lenders') providing the Company and MES Holdings Corp. ("MES"), a wholly-owned subsidiary of the Company, with revolving credit loans (the "MES Loans") of up to an aggregate amount of $35.0 million. The MES Loans were guaranteed by certain direct and indirect United States subsidiaries of MES (the "U.S. MES Subsidiaries") and were secured by, among other things, substantially all of the assets of the Company, MES and the U.S. MES Subsidiaries, including the proceeds of the sale of all of the assets of the Company, MES and the U.S. MES Subsidiaries and the proceeds of the sale of stock or assets of the Water Companies to the extent of the first $15.0 million of such proceeds, subject to the right to such proceeds of the Lenders under the Dyn Credit Agreement referred to below.

Borrowings outstanding under the MES Credit Agreement and Dyn Credit Agreement were repaid in part on June 12, 1996 from proceeds received by the Company from the sale of the Water Companies and the balance was repaid on June 20, 1996 from borrowings under the New Credit Facility at which time the credit agreements were terminated.

Also on December 14, 1994, the Company, Dyn and Dyn's subsidiaries entered into a credit agreement (the "Dyn Credit Agreement") with the Lenders providing revolving credit loans (the "Dyn Loans") of up to an aggregate amount of $10.0 million. The Dyn Loans were guaranteed by Dyn's subsidiaries and were secured by substantially all of the assets of Dyn and Dyn's subsidiaries and the proceeds of the sale of stock or assets of the Water Companies to the extent of the first $15.0 million of such proceeds, subject to the right to such proceeds of the Lenders under the MES Credit Agreement.

Included in the accompanying condensed consolidated balance sheet as of September 30, 1996 are approximately $66.0 million of the Company's Series C Notes that were issued in connection with the Company's plan of reorganization. The Series C Notes have been recorded at a discount to their face amount to yield an estimated effective rate of 14.0%. Interest on the Series C Notes was payable semiannually through June 15, 1996 by the issuance of additional Series C Notes and is currently payable quarterly in cash. The Series C Notes mature on December 15, 2001.

The accompanying condensed consolidated balance sheet as of September 30, 1996 reflects approximately $4.4 million of indebtedness evidenced by the Company's promissory note (the "Supplemental SellCo Note") payable to its subsidiary SellCo Corporation, which note was issued in connection with the Company's plan of reorganization. The Supplemental SellCo Note has been recorded at a discount to its face amount to yield an estimated effective interest rate of 14.0%. Interest on the Supplemental SellCo Note is payable upon maturity. The Supplemental SellCo Note matures on the earlier of (i) December 15, 2004 or (ii) one day prior to the date on which the SellCo Notes are deemed canceled.

In September, 1996, the Company's Canadian subsidiary, Comstock Canada Ltd., renewed a credit agreement with a bank providing for an overdraft facility of up to Cdn. $2.0 million. The facility is secured by certain assets of Comstock Canada Ltd. and deposit instruments of another Canadian subsidiary of the Company. The facility provides for interest at the bank's prime rate (5.75% at September 30, 1996) plus 3/4% and expires on June 30, 1997. There were no borrowings outstanding under this credit agreement at September 30, 1996. The Company is seeking to include its Canadian operations under the New Credit Facility.

In September 1995, a number of the Company's U.K. subsidiaries renegotiated and renewed a demand credit facility with a U.K. bank for a credit line of pounds
17.1 million (approximately U.S. $26.8 million). The credit facility consists of the following components with the individual credit limits as indicated: an overdraft line of up to pounds 9.0 million (approximately U.S. $14.1 million) which overdraft line was subsequently reduced to (pound)7.0 million (approximately U.S. $11.4 million); a facility for the issuance of guarantees, bond and indemnities of up to pounds 7.3 million (approximately U.S. $11.4 million); and other credit facilities of up to pounds 0.8 million (approximately U.S. $1.3 million). The facility is secured by substantially all of the assets of the Company's principal U.K. subsidiaries. The overdraft facility provides for interest at the bank's base rate, as defined (5.75% as of September 30, 1996), plus 3.0% on the first pounds 5.0 million of borrowings and at the bank's base rate plus 4.0% for borrowings over pounds 5.0 million. During the third quarter of 1996, the Company obtained an $11.6 million LC under the New Credit Facility for use as collateral for bonds issued under the U.K. facility discussed above thereby releasing funds previously deposited as collateral for those bonds. On October 1, 1996, the Company's U.K. subsidiaries replaced the overdraft line with Revolving Loans under the New Credit Facility.

During the second quarter of 1996, the Company entered into an agreement with one of its insurers to reinsure the Company's obligations to bear certain losses incurred for insurance plan years from October 1, 1992 to September 30, 1995. Under this agreement, amounts previously deposited by the Company with one of the Company's insurers as collateral to fund certain losses under the deductible portion of the Company's insurance program were returned to the Company and used to fund the cost of the above agreement and to pay down, in July 1996, approximately $10.1 million of indebtedness under the New Credit Facility. As of September 30, 1996, the Company is utilizing a $12.2 million letter of credit obtained under the New Credit Facility as collateral for its current insurance obligations, and therefore presently is not required to deposit cash for such obligations.

At September 30, 1996, the Company had a net operating loss carryforward ("NOL") for U.S. income tax purposes expiring in years 2007 through 2011 which approximates $215.0 million, subject to Internal Revenue Service approval. However, a subsequent ownership change (as defined in Internal Revenue Code
Section 382) prior to December 15, 1996 would reduce to zero the future NOL benefits under Internal Revenue Code Section 382(1)(5). The Company has provided a valuation allowance as of September 30, 1996 for the full amount of the tax benefit of its remaining NOLs and other deferred tax assets.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The information in Note H to the Company's September 30, 1996 Notes to Condensed Consolidated Financial Statements (unaudited) regarding legal proceedings is hereby incorporated herein by reference thereto.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 11.  Computation of Earnings Per Common Share and Common  Equivalent
                 Share for the three and nine month periods ended
                 September 30, 1996.

(b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

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


                                                  EMCOR GROUP, INC.
                                        ---------------------------------
                                                     (Registrant)


Date:  October 30, 1996            By:           /s/FRANK T. MacINNIS
                                        ---------------------------------
                                                  Frank T. MacInnis
                                               Chairman of the Board of
                                               Directors, President and
                                               Chief Executive Officer


Date:  October 30, 1996            By:           /s/LEICLE E. CHESSER
                                        ---------------------------------
                                                  Leicle E. Chesser
                                               Executive Vice President
                                              and Chief Financial Officer

Exhibit 11

EMCOR Group, Inc. and Subsidiaries

Computation of Earning Per Common Share and Common Equivalent Share for the three and nine month periods ending September 30, 1996.

                                           Three Months        Nine Months
                                         Ended September          Ended
PRIMARY                                      30, 1996         September 30,
                                                                   1996
---------------------------------------  -----------------    ---------------

Net Income                                $1,931,000          $7,485,000
                                         =================    ===============

Weighted average number of common
shares outstanding                         9,513,788           9,468,083

Add - common equivalent shares using
the treasury stock method                    562,470             453,338
                                          -----------------    ---------------

Weighted average number of shares
 used in calculation of primary
 income per common and equivalent
 share                                    10,076,258           9,921,421
                                         =================    ===============

Primary net income per common and
common equivalent share                        $0.19               $0.75
                                         =================    ===============


                                           Three Months         Nine Months
                                         Ended September      Ended September
FULLY DILUTED                                30, 1996             30, 1996
---------------------------------------  -----------------    ---------------

Net Income                                $1,931,000           $7,485,000
                                         =================    ===============

Weighted average number of shares
   used in calculating primary income
   per share                              10,076,258            9,921,421

Shares issuable upon exercise of
   stock options included in primary
   calculation above                        (562,470)            (453,338)

Shares issuable upon exercise of
   stock options at period end
   market price                              551,431              551,431
                                         -----------------    ---------------

Weighted average number of shares
   used in calculation of fully
   diluted income per common and
   common equivalent share                10,065,219           10,019,514
                                         =================    ===============

Fully diluted net income per common
   and common equivalent share                 $0.19                $0.75
                                          =================    ===============