Form 10-K
period 1996-12-31
EMCOR GROUP INC
filed 1997-03-03
CIK 105634

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 COMMISSION
                              FILE NUMBER 0-2315

                              EMCOR GROUP, INC.
------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  DELAWARE                                     11-2125338
                  --------                                     ----------
         (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                IDENTIFICATION NUMBER)


         101 MERRITT SEVEN CORPORATE PARK
                        NORWALK, CONNECTICUT                  06851-1060
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (203) 849-7800

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                 ____None____

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, PAR VALUE $.01 PER SHARE
                            (Title of each class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate by check mark if disclosure of delinquent filings pursuant to
Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

      The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant on February 24, 1997 was approximately $159,131,000

     Number of shares of Common Stock outstanding as of the close of business on February 24, 1997: 9,514,636 shares.

      Part III incorporates certain information by reference from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on June 20, 1997, which proxy statement will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 1996.

                              TABLE OF CONTENTS

                                                                           Page
                                    PART I
Item 1.     Business
              General......................................................  1
              The Business.................................................  1
Item 2.     Properties.....................................................  3
Item 3.     Legal Proceedings..............................................  5
Item 4.     Submission of Matters to a Vote of Security Holders............  5

                                   PART II
Item 5.     Market for the Registrant's Common Equity and Related Stockholder
              Matters     ...................................................7
Item 6.     Selected Financial Data........................................  8
Item 7.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations........................................  10
Item 8.     Financial Statements and Supplementary Data....................  16
Item 9.     Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure.........................................  50

                                   PART III
Item 10.    Directors and Executive Officers of the Registrant.............  50
Item 11.    Executive Compensation.........................................  50
Item 12.    Security Ownership of Certain Beneficial Owners and Management.  50
Item 13.    Certain Relationships and Related Transactions.................  50

                                   PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K  51

                                     PART I

ITEM 1.   BUSINESS

  General
      EMCOR Group, Inc. ("EMCOR" or the "Company") (formerly known as "JWP INC.") is a leader in mechanical and electrical construction and facilities services. EMCOR, which conducts its business through subsidiaries, specializes in the design, integration, installation, start-up, testing, operation and maintenance of complex mechanical and electrical systems. In addition, certain of its subsidiaries operate and maintain mechanical and/or electrical systems for customers under contracts and provide other services commonly referred to as facilities services, including the management of facilities and the provision of support services at the customers facilities. Mechanical and electrical construction and facilities services are provided to a broad range of commercial, industrial and institutional customers through offices located in major markets throughout the United States, Canada, the United Kingdom, the Middle East and Hong Kong.

      On December  15, 1994 (the  "Effective  Date"),  the Company  emerged from
Chapter 11 of the United States Bankruptcy Code pursuant to its Third Amended Joint Plan of Reorganization dated August 9, 1994, as amended (the "Plan of Reorganization"), proposed by EMCOR and its subsidiary SellCo Corporation ("SellCo").

      The Company, which employs approximately 12,000 people worldwide, provides
(i) mechanical and electrical construction services directly to end-users (including corporations, municipalities and other governmental entities, owners, developers and tenants of buildings) and, indirectly, by acting as subcontractor to construction managers, general contractors, systems and equipment suppliers and other subcontractors and (ii) facilities services directly to end-users such as corporations, owners, property managers and tenants of buildings.

      EMCOR is a Delaware corporation, formed in 1987 to continue the business of its predecessor, a New York corporation with the name JWP INC. The Delaware corporation was also originally named JWP INC. but changed its name to EMCOR Group, Inc. on the Effective Date. The Company's executive offices are located at 101 Merritt Seven Corporate Park, Norwalk, Connecticut 06851-1060, and its telephone number at those offices is (203) 849-7800.

     The Business. The Company specializes in complex mechanical and electrical systems. The broad scope of the Company's operations are more particularly described below. The Company had total revenues of approximately $1,669.3 million and $1,588.7 million in 1996 and 1995, respectively.

      Mechanical and electrical construction services primarily involve the design, integration, installation, start-up, testing, operation and maintenance of (i) distribution systems for electrical power (including power cables, conduits, distribution panels, transformers, generators, uninterruptible power supply systems and related switch gear and controls); (ii) lighting systems, including fixtures and controls; (iii) low-voltage systems, including fire alarm, security, communications and process control systems; (iv) heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems; and (v) plumbing, process and high purity piping systems. EMCOR believes its mechanical and electrical construction services business is the largest of its kind in the United States and Canada and one of the largest in the United Kingdom.

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

      Smaller projects, which are typically completed in less than a year, involve mechanical and electrical construction services in connection with the fit-out of space when an end-user or owner undertakes construction or modification of a facility to accommodate a specific use, such as a trading floor in a financial services business, a new production line in a manufacturing plant, a process modification in a refinery, or an office arrangement in an existing office building. These projects frequently require particular mechanical and electrical systems to meet special needs such as redundant power supply systems, special environmental controls, or high purity air systems. These projects are not typically dependent upon the new construction market; their demand is often prompted by the expiration of leases, changes in technology or changes in the customer's plant or office layout in the normal course of business.

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

      In addition to mechanical and electrical construction services, the Company provides facilities services which principally includes the testing, operation, maintenance and service of mechanical and electrical installations of customers under contracts ranging from one to several years, which vary widely in scope. These services frequently require a number of the Company's employees being permanently assigned to, and located at, the customer's building or facility being serviced, occasionally on a 24 hour basis. In the United Kingdom, the Company also provides a broad range of services, including building maintenance, housekeeping, reprographics and catering services to customers, in addition to operation and maintenance of mechanical and electrical systems. The Company is currently in the process of expanding its mechanical and electrical services business to include increased facilities services in the North American market. The facilities services business continues to grow as customers seek to "outsource" services not specifically related to the core services or the products its customers offer for sale. In addition, increases in privatization of government functions, particularly in the United Kingdom, has afforded private enterprise the opportunity to operate, maintain, and often modernize and expand government facilities.

      Backlog. The Company had a backlog as of December 31, 1996 of approximately $1,043.7 million, compared with a backlog of approximately $1,060.7 million as of December 31, 1995.

      Employees. The Company presently employs approximately 12,000 people, approximately 75% of whom are represented by various unions. The Company believes that its employee relations are generally satisfactory.

      Competition. The business in which the Company engages is extremely competitive. A majority of the Company's revenues are derived from jobs requiring competitive bids; however, an invitation to bid is often conditioned upon prior experience, technical capability and financial strength. The Company competes with national, regional and local companies. The Company believes that, at present, it is the largest provider of mechanical and electrical construction and facilities services in the United States and Canada and one of the largest in the United Kingdom.

      Segment information relating to the geographic areas in which the Company operates is included in Note P to the consolidated financial statements.

ITEM 2.  PROPERTIES

 ......The  operations  of  the  Company  are  conducted  primarily  in  leased properties. The following table lists major facilities:


                                                           Lease
                                            Approximate  Expiration
                                              Square    Date, Unless
                                               Feet        Owned
                                            ----------- --------------
Corporate Headquarters

101 Merritt Seven Corporate Park
Norwalk, Connecticut                          15,725      4/8/00

Operating Facilities

1200 North Sickles Road
Tempe, Arizona                                29,000       Owned

3208 Landco Drive
Bakersfield, California                       49,875      6/30/97

4462 Corporate Center Drive
Los Alamitos, California                      41,400     12/31/00

4464 Alvarado Canyon Road
San Diego, California                         53,800     10/31/00

9505 Chesapeake Drive
San Diego, California                         44,000      1/31/01

345 Sheridan Boulevard
Lakewood, Colorado                            63,000       Owned

5697 New Peachtree Road
Atlanta, Georgia                              27,200     11/30/98

2100 South York Road
Oak Brook, Illinois                           77,700      1/09/02

2655 Garfield Road
Highland, Indiana                             34,600      7/08/01

3555 W. Oquendo Road
Las Vegas, Nevada                            100,000     11/30/98

111-01 14th Avenue
College Point, New York                       77,000      2/28/06

111 West 19th Street
New York, New York                            27,200      5/31/98

                                                           Lease
                                            Approximate  Expiration
                                              Square    Date, Unless
                                               Feet        Owned
                                            ----------- --------------

Two Penn Plaza
New York, New York                            57,200      2/01/06

165 Robertson Road
Ottawa, Ontario, Canada                       35,400      4/01/02

5550 Airline Road
Houston, Texas                                74,500      6/30/01

515 Norwood Road
Houston, Texas                                26,600      6/30/01

1 Thameside Centre
Kew Bridge Road
Kew Bridge, Middlesex, United Kingdom         14,000     12/22/12

2116 Logan Avenue
Winnipeg, Manitoba, Canada                    19,800       Owned

3455 Landmark Blvd.
Burlington, Ontario, Canada                   16,100       Owned

1574 South West Temple
Salt Lake City, Utah                          38,800     12/31/99

22930 Shaw Road
Sterling, Virginia                            32,600      7/31/99

109-D Executive Drive
Sterling, Virginia                            19,000      8/31/97



      The Company believes that all of its property, plant and equipment is well maintained, in good operating condition and suitable for purposes for which they are used.

      See Note K to the consolidated financial statements for additional information regarding lease costs. The Company believes there will be no difficulty either in negotiating the renewal of its real property leases as they expire or in finding other satisfactory space.

ITEM 3.  LEGAL PROCEEDINGS

     The Dynalectric Company ("Dynalectric"), a wholly-owned subsidiary of the Company, is a defendant in an action entitled Computran v. Dynalectric, et al., pending in Superior Court of New Jersey, Bergen County, arising out of its participation in a joint venture. In the action, which was instituted in 1988, the plaintiff, Computran, a participant in, and a subcontractor to the joint venture, alleges that Dynalectric wrongfully terminated its subcontract, fraudulently diverted funds due it, misappropriated its trade secrets and proprietary information, fraudulently induced it to enter into the joint venture and conspired with other defendants to commit certain acts in violation of the New Jersey Racketeering Influence and Corrupt Organization Act. Dynalectric believes that Computran's claims are without merit and intends to defend this matter vigorously. Dynalectric has filed counterclaims against Computran. Discovery is ongoing and no trial date has been scheduled.

     In February 1995 as part of an investigation by the New York County District Attorney's office into the business affairs of Herbert Construction Company ("Herbert"), a general contractor that does business with the Company's subsidiary, Forest Electric Corporation ("Forest"), a search warrant was executed at Forest's executive offices. At that time, the Company was informed that Forest and certain of its officers are targets of the continuing investigation. Neither the Company nor Forest has been advised of the precise nature of any suspected violation of law by Forest or its officers. On July 11, 1995, Ted Kohl, a principal of Herbert, and DPL Interiors, Inc., a company allegedly owned by Mr. Kohl were indicted by a New York County grand jury for grand larceny, fraud, repeated failure to file New York City Corporate Tax Returns and related money laundering charges. Mr. Kohl was also charged with filing false personal income and earnings tax returns, perjury and offering false instruments for filing with the New York City School Construction Authority. In a press release announcing the indictment, the Manhattan District Attorney said that the investigation disclosed that Mr. Kohl allegedly received more than $7.0 million in kickbacks from subcontractors through a scheme in which he allegedly inflated subcontracts on Herbert's construction contracts. At a July 11, 1995 press conference following the indictment, the District Attorney announced that the investigation was continuing and that he expected further indictments in the investigation.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                     EXECUTIVE OFFICERS OF THE REGISTRANT

     Frank T. MacInnis, Age 50; Chairman of the Board, President and Chief Executive Officer of the Company since April 1994. From April 1990 to April 1994 Mr. MacInnis served as President and Chief Executive Officer, and from August 1990 to April 1994 as Chairman of the Board, of Comstock Group, Inc., a nationwide electrical contracting company. From 1986 to April 1990, Mr. MacInnis was Senior Vice President and Chief Financial Officer of Comstock Group, Inc. In addition, from 1986 to April 1994 Mr. MacInnis was also President of Spie Group Inc., which owns or owned Comstock Group, Inc., Spie Construction Inc., a Canadian pipeline construction company, and Spie Horizontal Drilling Inc., a U.S. company engaged in underwater drilling for the installation of pipelines and communications cable.

     Sheldon I. Cammaker, Age 57; Executive Vice President and General Counsel of the Company for more than the past five years.

     Leicle E. Chesser, Age 50; Executive Vice President and Chief Financial Officer of the Company since May 1994. From April 1990 to May 1994 Mr. Chesser served as Executive Vice President and Chief Financial Officer of Comstock Group, Inc. and from 1986 to May 1994 he was also Executive Vice President and Chief Financial Officer of Spie Group Inc.

     Jeffrey M. Levy, Age 44; Executive Vice President of the Company since November 1994, Senior Vice President of the Company from December 1993 to November 1994 and Chief Operating Officer of the Company since February 1994. From May 1992 to December 1993, Mr. Levy was President and Chief Executive Officer of the Company's subsidiary EMCOR Mechanical/Electrical Services (East) Inc. From January 1991 to May 1992 Mr. Levy served as Executive Vice President and Chief Operating Officer of Lehrer McGovern Bovis, Inc., a construction management and construction company.

     R. Kevin Matz, Age 38; Vice President and Treasurer of the Company since April 1996 and Staff Vice President - Financial Services of the Company from March 1993 to April 1996. From March 1991 to March 1993, Mr. Matz was Treasurer of Sprague Technologies Inc., a manufacturer of electronic components.

     Mark A. Pompa, Age 32; Vice President and Controller of the Company since September 1994. From June 1992 to September 1994, Mr. Pompa was an Audit and Business Advisory Manager of Arthur Andersen LLP, an accounting firm, and from June 1988 to June 1992 Mr. Pompa was a Senior Accountant at that firm.

                                   PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market Information

     The Company's Common Stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "EMCG". From December 15, 1994 through December 27, 1995 the Common Stock was traded in the over-the-counter market.

     The following table sets forth the high and low bid quotations (as reported in the "pink sheets" of the National Quotation Bureau, Inc.) for the Common Stock for each calendar quarter during the period from January 6, 1995, when bid quotations were first readily available, through December 27, 1995. The quotations reflect inter-dealer prices, without adjustments for retail mark-up, mark-down or commissions and may not represent actual transactions. For the period commencing December 28, 1995, when the Common Stock began trading on the Nasdaq Stock Market, through December 31, 1996, the following table sets forth high and low sales prices for the Common Stock.

                                                High       Low
       1996

       First Quarter                            12 3/8     9 3/8
       Second Quarter                           17 3/8    11 3/4
       Third Quarter                            17 3/8    14 1/8
       Fourth Quarter                           15 5/8    13

       1995

       First Quarter  (commencing  January 6,    5 1/2     4
         1995)
       Second Quarter                            7 3/4     4 1/2
       Third Quarter                             9         6 3/4
       Fourth Quarter  (through  December 27,    9 3/8     7
         1995)
       December  28,  1995  through  December    9 5/8     9 3/8
         31, 1995


Holders

      As of February 24, 1997 there were 66 shareholders of record, and, as of that date, the Company estimates there were approximately 800 beneficial owners holding stock in nominee or "street" name.

Dividends

      The Company did not pay dividends on its Common Stock during 1995 or 1996, and it does not anticipate that it will pay dividends on its Common Stock in the foreseeable future. The Company's working capital credit facility prohibits the payment of dividends on its Common Stock prior to January 1, 1998 and thereafter limits its payment of dividends; the Company's Series C Notes provide that dividends are limited to 50% of consolidated net income (as defined) for the period from December 15, 1994 to the most recently ended fiscal quarter.

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

Income Statement Data (a) (d)

                    Reorganized Company              Predecessor Company

                    Year Ended December            Year Ended December 31,
                            31,
                     1996         1995           1994       1993        1992
                   ----------   ----------     ---------  ----------  ---------
Revenues           $1,669,274   $1,588,744     $1,763,961 $2,194,735  $2,404,577
Gross profit          160,788      143,147        156,372    151,177     243,854
Reorganization
  items                    --           --        (91,318)        --          --
Income  (loss)
  from continuing
  operations
  including
  reorganization
  items                 9,437      (10,853)       (118,934)  (113,991)  (363,515)
Income (loss) from
  discontinued
  operations               --           --          10,216     (9,087)  (253,230)
Extraordinary
  item  -
  gain on debt
  discharge                --           --         413,249        --          --
Cumulative effect
  of change in
  method of
  accounting for:
  -Income taxes            --           --             --         --      4,315
  -Post-employment
     benefits              --           --          (2,100)       --          --
                     ----------   ----------     ----------  ----------  ----------

Net income (loss)      $9,437     $(10,853)       $302,431  $(123,078) $(612,430)

                     ==========   ==========     ==========  ==========  ==========

Supplemental net
  income (loss)
  per common
  share and
  common equivalent
  share (b):
Continuing
  operations             $0.95       $(1.13)      $(12.62)
Discontinued
  operations               --           --           1.08
Extraordinary
  item - gain on
  debt discharge           --           --          43.85
Cumulative effect
  of change in
  method of
  accounting for:
Post-employment
     benefits              --           --          (0.22)
                     ----------    ----------     ---------

Net income (loss)
  per common share
  and common
  equivalent share       $0.95       $(1.13)       $32.09
                     ==========    ==========     =========

Balance Sheet Data (d)

                           Reorganized Company               Predecessor
                                                               Company

                              As of December 31,          As of December 31,
                           1996       1995      1994        1993      1992
                          --------   --------  --------    --------  --------
Stockholders'
  equity
  (deficit)(c) ........   $ 83,883   $ 70,610   $ 81,130  $(302,262) $(175,979)
                                                             70,610     81,130
Total assets ..........    614,747    710,945    707,498    806,442    907,584
Net assets held
  for sale.............       --       61,969     55,401
Notes payable .........       --       14,665      4,803        172      6,452
Borrowings
  under working
  capital
  credit lines.........     14,200     25,000     40,000       --         --
7% Senior
  Secured Notes........       --       61,969     55,401       --         --
Long-term debt,
  including current
  maturities...........     72,405     68,989     61,290      4,465      6,040
Debt in default .......       --         --         --      501,007    501,007
Capital lease
  obligations..........   $  1,007   $  1,284   $  2,029   $  2,561   $  3,935


(a)The income statement data for the year ended December 31, 1995 excludes the operating results of businesses held for sale since the operations of these businesses accrued to the benefit of holders of the notes issued by the Company's subsidiary SellCo Corporation, and prior to their payment in full during 1996, the Company's Series A Notes, and certain other obligations (See Notes F and G to the consolidated financial statements). Income statement data has been reclassified for all periods presented prior to 1995 to reflect the Company's water supply business and other businesses for sale as discontinued operations (See Note L to the consolidated financial statements).

(b)Historical  per share data for periods  prior to  December  31, 1994 have not
   been  presented  as  it  is  not  meaningful   since  the  Company  has  been
   recapitalized and adopted Fresh-Start Accounting as of December 31, 1994.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      JWP INC. emerged from Chapter 11 of the United States Bankruptcy Code on December 15, 1994 (the "Effective Date") and changed its name to EMCOR Group, Inc. ("EMCOR" or the "Company"). The Company reorganized pursuant to its Third Amended Joint Plan of Reorganization dated August 9, 1994, as amended (the "Plan of Reorganization"), and proposed by the Company and its wholly-owned subsidiary SellCo Corporation ("SellCo").

      In connection with the Plan of Reorganization, the Company adopted the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The Company has accounted for its reorganization by using the principles of Fresh-Start Accounting as required by SOP 90-7. For accounting purposes, the Company assumed that the Plan of Reorganization was consummated on December 31, 1994. Under the principles of Fresh-Start Accounting, the Company's total net assets were recorded at their assumed reorganization value, with the reorganization value allocated to identifiable assets on the basis of their estimated fair value. The primary valuation methodology employed by the Company, with the assistance of its financial advisors to determine the reorganization value of the Company, was a net present value approach. The valuation was based on the Company's forecasts of unleveraged, after-tax cash flows calculated for each year over the four-year period from 1994 to 1997, capitalizing projected earnings before interest, taxes, depreciation and amortization at multiples ranging from 3 to 10, selected to value earnings and cash flows beyond 1997, and discounting the resulting amounts to present value at rates ranging from 10% to 30% selected to approximate the Company's projected weighted average cost of capital. The excess of reorganization value over the value of identifiable assets of $5.0 million was included in the Consolidated Balance Sheet as of December 31, 1995 in Other Assets as "Miscellaneous" and was being amortized over 15 years. In accordance with SOP 90-7, the Company's reduction of its deferred tax valuation allowance during 1996 related to its federal and foreign income tax provision was first allocated to reduce reorganization value in excess of amounts allocable to identifiable assets to zero and then allocated to capital surplus.

      As a result of the implementation of Fresh-Start Accounting, the consolidated financial statements of the Company for periods subsequent to consummation of the Plan of Reorganization are not comparable to the Company's consolidated financial statements for prior periods. Accordingly, a black line has been used to separate the consolidated financial statements of the Company after the consummation of the Plan of Reorganization from those of the Company prior to the consummation of the Plan of Reorganization. The operating results of businesses held for sale have been excluded from the consolidated financial statements for the year ended December 31, 1995 since the operations of these businesses accrued to the benefit of the holders of the notes issued by the Company's subsidiary SellCo, and prior to their payment in full during 1996, the Company's Series A Notes, and certain other obligations (See Notes F and G to the consolidated financial statements). Operating results of businesses held for sale substantially offset interest accrued on the Company's Series A Notes which interest was recognized within the caption "Net assets held for sale" in the Consolidated Balance Sheet as of December 31, 1995.

Results of Operations: Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

      Revenues for the years ended December 31, 1996 and 1995 were $1,669.3 million and $1,588.7 million, respectively. Net income for the year ended December 31, 1996 was $9.4 million or $0.95 per share compared to a net loss of $10.9 million or $1.13 per share for the year ended December 31, 1995.

      Income from continuing operations before reorganization items, income taxes, extraordinary items and cumulative effect of accounting change was $17.0 million and a loss of $9.9 million for the years ended December 31, 1996 and 1995, respectively. 1996 income includes a gain of $12.5 million ($8.1 million after-tax) on the sale of certain assets held for sale, including the sale of substantially all of the assets of the Company's principal water supply subsidiary Jamaica Water Supply Company ("JWS"). JWS and the Company's other water supply subsidiary, Sea Cliff Water Company ("Sea Cliff"), are referred to hereafter as the "Water Companies". The 1995 loss includes a third quarter loss of $0.9 million associated with the disposition of a subsidiary engaged principally in the installation of industrial boilers.

      The Company generated operating income of $17.1 million for the year ended December 31, 1996 compared with operating income of $5.9 million for the year ended December 31, 1995. The improvement in operating income for 1996 was principally attributable to continued improvement in gross profit due to cost control efforts and improved job performance offset partially by an increase in selling, general and administrative expenses in the first quarter of 1996 related to an adverse arbitration award requiring the Company to pay $4.8 million in damages in connection with a contract dispute involving its subsidiary Pace Mechanical Services, Inc. (formerly known as T.L. Cholette, Inc.). In October 1996, the Company settled the arbitration award for approximately $4.3 million. Net interest expense for the year ended December 31, 1996 was $12.6 million compared to $14.8 million in the year earlier period.

Mechanical and Electrical Construction Services and Facilities Services

      Revenues of the mechanical and electrical construction and facilities services business units for the year ended December 31, 1996 were $1,669.3 million compared to $1,588.7 million for the year ended December 31, 1995. Operating income of these business units for the year ended December 31, 1996 was $17.1 million compared to operating income of $5.9 million for the year ended December 31, 1995.

      Revenues for the year ended December 31, 1996 increased by approximately 5.1% when compared with the year earlier period. While revenues of business units operating in the Western United States increased due to improved economic conditions, these increases were substantially offset by decreased revenues (a) in the Northeastern United States resulting from, among other things, adverse weather conditions in the first quarter of 1996 and increased competition, and
(b) in the Midwestern United States due to reduced construction activity as compared with 1995 and the Company's earlier downsizing of its Midwestern operations and (c) in the United Kingdom due to decreased activity in the commercial construction market.

      Selling, general and administrative expenses ("SG&A") for the years ended December 31, 1996 and 1995 were $143.7 million and $137.3 million, respectively. The increase was primarily attributable to increased operating volume and the $4.3 million adverse arbitration result discussed above.

      At December 31, 1996, the mechanical and electrical construction and facilities services business backlog was approximately $1,043.7 million compared to approximately $1,060.7 million at December 31, 1995. The Company's backlog in the United States increased by $56.7 million between December 31, 1996 and December 31, 1995, whereas its backlog in Canada and the United Kingdom decreased by $15.0 million and $58.7 million, respectively, during that same period. The decline in Canadian backlog is attributable to the shift in emphasis from multi-period commercial work to industrial work including both modifications to existing facilities and new facilities, as well as completion of certain large projects. The industrial work is characterized by shorter schedules, frequently less than one year, than commercial work. The United Kingdom decline is attributable to continued progress toward completion of several large projects and the continued weakness in the United Kingdom commercial construction market.

Results Of Operations: Year Ended December 31, 1995 Compared To Year Ended December 31, 1994

      Revenues for the years ended December 31, 1995 and 1994 were $1,588.7 million and $1,595.0 million, respectively, exclusive of $169.0 million attributable to businesses held for sale or sold in 1994. Net loss for the year ended December 31, 1995 was $10.9 million or $1.13 per share compared to net income of $302.4 million or $32.09 per share for the year ended 1994. Net income for 1994 includes an extraordinary item for the gain on debt discharge of $413.2 million as well as a charge for the required adoption of Financial Accounting Standards No. 112, "Employers' Accounting for Post-employment Benefits" ("SFAS 112"), of $2.1 million. In addition, net income for 1994 includes charges for reorganization items totaling $91.3 million consisting of professional fees of $12.5 million and fresh-start adjustments of $78.8 million to record the Company's assets and liabilities at fair value in accordance with the adoption of Fresh-Start Accounting as prescribed by SOP 90-7. Net income for the year ended December 31, 1994 includes income from discontinued operations of $10.2 million as well as a loss of $13.7 million attributable to other businesses held for sale or sold.

      Loss from continuing operations before reorganization items, income taxes, extraordinary items and cumulative effect of accounting change was $9.9 million and $27.9 million for the years ended December 31, 1995 and 1994, respectively. The 1995 loss includes $14.8 million of net interest expense associated with borrowings outstanding during 1995 under the Company's Old Credit Agreements (hereafter defined) compared to $2.5 million in 1994 which amount excluded interest on debt in default which the Company ceased accruing in December 1993. In addition the 1995 loss includes a third quarter loss of $0.9 million associated with the disposition of a subsidiary engaged principally in the installation of industrial boilers. The 1994 loss reflects, among other things: a gain of $1.9 million from the settlement of a construction claim; a net gain of $1.2 million on the sale of certain businesses; a loss of $13.7 million attributable to other businesses held for sale or sold; a loss of $4.5 million due to the write-down of an investment; a loss of $10.8 million attributable to job write-downs and provisions for loss contingencies on certain industrial and municipal projects; a loss of $1.4 million for lender fees associated with the Company's working capital and debtor-in-possession credit facilities; and a loss of $0.6 million for severance of certain employees. The losses associated with job write-downs in 1994 were primarily attributable to adverse weather conditions, inadequate estimating of job costs and labor problems.

      The Company generated operating income of $5.9 million for the year ended December 31, 1995 compared with an operating loss of $22.2 million for the year ended December 31, 1994, inclusive of $13.7 million of operating losses attributable to businesses held for sale or sold. The increase in operating income is attributable to: a $41.3 million reduction in SG&A expenses, inclusive of $30.6 million of SG&A expenses attributable to businesses held for sale or sold, as a result of the implementation of the Company's cost reduction plans; an increase in gross profit of $3.7 million and as a percentage of revenues, which is attributable to successful completion and close out of lower margin contracts undertaken before the Company emerged from its Chapter 11 proceeding as well as higher profitability of post-emergence contracts completed or currently in process, exclusive of $16.9 million of gross profit attributable to businesses held for sale or sold in 1994. Professional fees associated with the Chapter 11 proceeding are classified as "Reorganization Items" in the 1994 Consolidated Statement of Operations. Net interest expense for the year ended December 31, 1995 was $14.8 million compared to $2.5 million in the year earlier period. The Company ceased accruing interest on debt in default in December 1993 upon the filing of an involuntary bankruptcy petition against the Company. Accordingly, no interest expense on debt in default is included in the Consolidated Statement of Operations for the year ended December 31, 1994.

Mechanical and Electrical Construction Services and Facilities Services

      Revenues of the mechanical and electrical construction and facilities services business units for the year ended December 31, 1995 were $1,588.7 million compared to $1,595.0 million for the year ended December 31, 1994, exclusive of $169.0 million attributable to businesses held for sale or sold. Operating income of these business units (before deduction of general corporate and other expenses discussed below) for the year ended December 31, 1995 was $21.6 million compared to an operating loss of $6.4 million, inclusive of $13.7 of operating losses attributable to businesses held for sale or sold, for the year ended December 31, 1994. In connection with the Company's restructuring plan adopted in connection with its Plan of Reorganization, certain mechanical and electrical business units have been sold or identified for sale. The operating results of these units are excluded from operating results for the year ended December 31, 1995.

      Revenues for the year ended December 31, 1995 relating to business units which the Company retained remained substantially unchanged compared with the year earlier period. While 1995 revenues of business units operating in the Eastern United States and Central United Kingdom increased due to improved economic conditions, this increase was offset by decreased revenues in the Midwestern and Western regions of the United States, Canada and Northern and Southern parts of the United Kingdom due to, among other things, continuing poor market conditions and downsizing.

      Selling, general and administrative expenses, excluding general corporate and other expenses, for the years ended December 31, 1995 and 1994 were $121.6 million and $162.8 million, respectively. The 1994 SG&A expenses include $132.3 million attributable to the continuing electrical and mechanical construction and facilities services operations. The decrease in SG&A expenses was attributable to cost cutting and downsizing.

      At December 31, 1995, the mechanical and electrical construction and facilities services business backlog was approximately $1,060.7 million compared to approximately $1,046.4 million at December 31, 1994, exclusive of businesses sold or held for sale. The Company's backlog in the United States increased by $43.1 million between December 31, 1994 and December 31, 1995, whereas its backlog in Canada and the United Kingdom decreased by $18.3 million and $10.5 million, respectively, during that same period. The decline in Canadian backlog was principally attributable to the downsizing of the Canadian operations, while the United Kingdom decline was attributable to poor market conditions.

General Corporate And Other Expenses

      General corporate expenses for the years ended December 31, 1995 and 1994 were $15.7 million and $28.3 million, respectively, inclusive of $12.5 million of legal and other professional fees incurred in connection with the Company's reorganization in 1994. The higher amount of general corporate expenses, exclusive of legal, consulting and other professional fees in 1994, was attributable to debt issuance costs related to the Company's debtor-in-possession credit facility ("DIP Loan"), severance paid to terminated employees and insurance costs.

Net Assets Held for Sale

      The operating results of businesses held for sale, which included the Company's water supply business classified as discontinued operations prior to the consummation of the Plan of Reorganization, have been excluded from the consolidated financial statements for the year ended 1995 since the operation of these businesses accrued to the benefit of the holders of notes issued by SellCo, and prior to their payment in full during 1996, the Company's Series A Notes, and certain other obligations. (See Notes F and G to the consolidated financial statements). Businesses held for sale are recorded in the accompanying Consolidated Balance Sheets at the lower of cost or estimated net realizable value and are classified as current based on their estimated disposition dates.

Liquidity And Capital Resources:

      The Company's consolidated cash balance decreased by $2.3 million from $53.0 million at December 31, 1995 to $50.7 million at December 31, 1996. The Company generated positive operating cash flow of $33.1 million for the year ended December 31, 1996 which was used primarily to repay borrowings under the Company's working capital credit lines and to fund capital expenditures resulting in the consolidated cash balance decrease. The December 31, 1996 cash balance includes approximately $4.5 million in foreign subsidiaries' bank accounts which accounts are available only to support their respective operations.

     On June 19, 1996, the Company and its subsidiary Dyn Specialty Contracting Inc. ("Dyn") entered into a credit agreement with Harris Trust and Savings Bank ("Harris") providing the Company with up to a $100.0 million revolving credit facility (the "New Credit Facility") for a three year period. The New Credit Facility, which is guaranteed by certain direct and indirect U.S. subsidiaries of the Company and is secured by substantially all of the assets of the Company and those subsidiaries, initially provided for up to $50.0 million in borrowing capacity available in the form of revolving loans ("Revolving Loans") and/or letters of credit ("LCs" or "LC"). As subsequently amended, the New Credit Facility currently provides for up to $72.5 million in borrowing capacity. The remaining $27.5 million in borrowing capacity is subject to: receipt of additional commitments from other banks; consents of bonding companies providing surety bonds to the Company's Canadian and United Kingdom subsidiaries; and the guarantee by these subsidiaries of the facility and the collateralization of the guarantees with liens upon their assets. The Revolving Loans bear interest at a variable rate, which is Harris' prime rate (8.25% at December 31, 1996) plus 1.0% - 2.0% based on certain financial tests. The interest rate on the Revolving Loans was 9.25% at December 31, 1996. LC fees ranging from 1.50% to 3.25% are charged based on the type of LC issued. The New Credit Facility expires on June 19, 1999. As of December 31, 1996, the Company had approximately $29.1 million of LCs outstanding under the New Credit Facility. In addition, there were $14.2 million of Revolving Loans outstanding as of December 31, 1996.

      Pursuant to the Plan of Reorganization, the Company and SellCo issued, or reserved for issuance, four series of notes (the "New Notes") and 9,424,083 shares of stock of the Company's Common Stock (constituting 100% of the issued or issuable shares as of the Effective Date) to pre-petition creditors of the Company, other than holders of the Company's pre-petition subordinated debt, in settlement of their pre-petition claims and to Belmont Capital Partners II, L.P. ("Belmont"), which provided a debtor-in-possession credit facility ("DIP Loan"), in payment of additional interest under the terms of the DIP Loan. The entire $11.9 million principal amount of Series B Notes, a series of the New Notes, and approximately $4.1 million principal amount of Series A Notes, a series of the New Notes, were redeemed on the Effective Date with the net cash proceeds derived from the sale of certain of the Company's subsidiaries, the stock of which would have been pledged as part of the collateral securing the Series B Notes had such subsidiaries not been sold (and an additional $600,000 of such proceeds were reserved for prepayment of certain of the Series A Notes which have been reserved for issuance in respect of disputed and unliquidated claims). The Series A Notes were paid in full with proceeds received by the Company from the sale of the Water Companies. Holders of SellCo Notes, a series of the New Notes, will only be paid from and to the extent of any remaining net cash proceeds (as defined) from the sale of SellCo's subsidiaries and the proceeds of a $5.5 million promissory note issued by the Company to SellCo pursuant to the Plan of Reorganization (the "EMCOR Supplemental SellCo Note"). Interest on the EMCOR Supplemental SellCo Note is payable at maturity.

      On December 14, 1994, the Company and certain of its subsidiaries entered into two credit agreements (the "Old Credit Agreements") with Belmont and other lenders providing the Company and certain of its subsidiaries with working capital facilities of up to an aggregate of $45.0 million which became available upon the Effective Date. The MES Credit Agreement, one of the Old Credit Agreements, was among the Company, its subsidiary MES Holdings Corporation ("MES"), substantially all of the U.S. subsidiaries of MES, as guarantors, and the lenders and provided the Company and MES with loans in an aggregate amount of up to $35.0 million. The Dyn Credit Agreement, the other Old Credit Agreement, was among the Company, Dyn, Dyn's subsidiaries, as guarantors, and the lenders and provided Dyn with loans in an aggregate amount of up to $10.0 million. The loans bore interest on the principal amount thereof at the rate of 15% per annum.

      The proceeds of the MES loans under the MES Credit Agreement were used to repay amounts outstanding under the DIP Loan and pay fees and expenses in connection with the MES Credit Agreement and the Plan of Reorganization and the balance was used for the general working capital of MES, the MES subsidiaries and the Company. The proceeds of the Dyn Credit Agreement were used to pay fees and expenses in connection with the Dyn Credit Agreement and was used for the general working capital of Dyn and the Dyn subsidiaries.

      Borrowings outstanding under the Old Credit Agreements were repaid in part on June 12, 1996 from proceeds received by the Company from the sale of the Water Companies and the balance was repaid on June 20, 1996 from borrowings under the New Credit Facility at which time these credit agreements were terminated.

      In December 1996, the Company's Canadian subsidiary Comstock Canada Ltd., renewed a credit agreement with a bank providing for an overdraft facility of up to Cdn. $2.0 million. The facility is secured by certain assets of Comstock Canada Ltd. and deposit instruments of another Canadian subsidiary of the Company. The facility provides for interest at the bank's prime rate (4.75% at December 31, 1996) plus 3/4% and expires on June 30, 1997. There were no borrowings outstanding under this credit agreement at December 31, 1996. The Company is seeking to include its Canadian subsidiary under the New Credit Facility.

      In September 1995, a number of the Company's United Kingdom subsidiaries renegotiated and renewed a demand credit facility with a U.K. bank for a credit line of (pound)17.1 million (approximately U.S. $26.8 million). The credit facility consisted of the following components with individual credit limits as follows: an overdraft line of up to (pound)9.0 million (approximately U.S. $14.1 million) which overdraft line was subsequently reduced to (pound)7.0 million (approximately U.S. $11.0 million); a facility for the issuance of guarantees, bond and indemnities of up to (pound)7.3 million (approximately U.S. $11.4 million); and other credit facilities of up to (pound)0.8 million (approximately U.S. $1.3 million). The facility was secured by substantially all of the assets of the Company's principal U.K. subsidiaries. The overdraft facility provided for interest at the bank's base rate, as defined (6.5% as of December 31, 1995), plus 3.0% on the first (pound)5.0 million of borrowings and at the bank's base rate plus 4.0% for borrowings over (pound)5.0 million. During the third quarter of 1996, the Company obtained an (pound)7.4 million LC under the New Credit Facility for use as collateral for bonds issued under the U.K. facility thereby releasing funds previously deposited as collateral for those bonds. On October 1, 1996, the Company's United Kingdom subsidiaries replaced the U.K. facility with Revolving Loans under the New Credit Facility.

      As reported in the Company's Report on Form 8-K, dated February 29, 1996, an aggregate majority of principal amount of the outstanding Series A Notes and an aggregate majority of principal amount of the outstanding Series C Notes consented to amendments to the Series A Indenture and Series C Indenture under which the Series A Notes and the Series C Notes, respectively, were issued. The amendments (i) reduced the ratio required to be maintained by the Company and certain of its subsidiaries under a Consolidated Fixed Charge Coverage Ratio (the "Ratio"), as defined, contained in each of the Indentures and (ii) provided for the exclusion from the Ratio calculation certain non-cash interest payments payable by the issuance of additional Series A Notes and Series C Notes. The Series A Notes have been paid in their entirety.

      The  Company  has  no  significant   plans  or  commitments   for  capital
expenditures outside of those required for normal operations. Such expenditures are anticipated to be funded by cash generated through continuing operations.

      The Company believes that projected cash flows from operations combined with the available funds under the New Credit Facility will provide sufficient liquidity to meet the Company's operating, capital and scheduled debt service requirements through at least 1997 based on the terms of the Company's existing indentures and loan agreements, including interest and amortization terms.

Certain Insurance Matters

      During the second quarter of 1996, the Company entered into an agreement with one of its insurers to reinsure the Company's obligations to bear certain losses incurred for insurance plan years from October 1, 1992 to September 30, 1995. Under this agreement, amounts previously deposited by the Company with one of the Company's insurers as collateral to fund certain losses under the deductible portion of the Company's insurance program were returned to the Company and used to fund the cost of that agreement and to pay down, in July 1996, approximately $10.1 million of indebtedness under the New Credit Facility. As of December 31, 1996, the Company was utilizing $16.4 million of letters of credit obtained under the New Credit Facility as collateral for its current insurance obligations, and therefore presently is not required to deposit cash for such obligations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       EMCOR Group, Inc. And Subsidiaries

                           Consolidated Balance Sheets
                    (In Thousands, Except Share and Per Share Data)



                                             December 31,
                                          1996          1995
                                       ------------  ------------

ASSETS
Current Assets:
Cash and cash equivalents                $50,705       $53,007
Accounts receivable, less allowance
  for doubtful accounts of $18,812
  and $14,892, respectively              442,930       435,974
Costs and estimated earnings in
  excess of billings on
  uncompleted contracts                   67,765        65,551
Inventories                                9,108         8,031
Prepaid expenses and other                 8,143         8,365
Net assets held for sale                      --        61,969
                                       ------------  ------------

Total Current Assets                     578,651       632,897

Investments, Notes And Other
  Long-Term Receivables                    5,737         4,684

Property, Plant And Equipment, Net        26,952        27,137

Other Assets:
Insurance cash collateral                     --        30,812
Funds held in escrow                          --         8,271
Miscellaneous                              3,407         7,144
                                       ------------  ------------

                                           3,407        46,227
                                       ------------  ------------

Total Assets                            $614,747      $710,945
                                       ============  ============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                       EMCOR Group, Inc. And Subsidiaries

                           Consolidated Balance Sheets
                    (In Thousands, Except Share and Per Share Data)


                                             December 31,
                                          1996          1995
                                       ------------  ------------
LIABILITIES AND STOCKHOLDERS'
  EQUITY

Current Liabilities:
Borrowings under working capital
  credit lines                           $14,200       $25,000
Notes payable                                 --        14,665
Current maturities of long-term debt
  and capital lease obligations              361         1,875
7% Senior Secured Notes (Series A)            --        61,969
Accounts payable                         218,099       224,002
Billings in excess of costs and
  estimated earnings on
  uncompleted contracts                  105,653       113,590
Accrued payroll and benefits              43,789        38,928
Other accrued expenses and liabilities    39,596        45,287
                                       ------------  ------------

Total Current Liabilities                421,698       525,316

Long-Term Debt                            73,051        68,398

Other Long-Term Obligations               36,115        46,621

Stockholders' Equity:
Preferred Stock, $.10 par value,
  1,000,000 shares authorized,
  zero issued and outstanding                 --           --
Common Stock, $.01 par value,
  13,700,000 shares aythorized,
  9,514,636 and 9,424,706
  shares issued, or reserved
  for issuance, and outstanding,
  respectively                                95            94
Warrants                                   2,154         2,179
Capital surplus                           81,672        78,863
Cumulative translation adjustment          1,378           327
Accumulated deficit                       (1,416)      (10,853)
                                       ------------  ------------

Total Stockholders' Equity                83,883        70,610
                                       ------------  ------------

Total Liabilities And Stockholders'
  Equity                                $614,747      $710,945
                                       ============  ============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                       EMCOR Group, Inc. And Subsidiaries
         Consolidated Statements Of Operations For The Years Ended December 31,
                      (In Thousands, Except Per Share Data)

                                                                     Predecessor
                                            Reorganized  Company       Company
                                             1996         1995          1994
                                           -----------------------    ----------

Revenues                                  $1,669,274  $1,588,744     $1,763,961
Costs And Expenses:
  Cost of sales                            1,508,486   1,445,597      1,607,589
  Selling, general and administrative        143,674     137,254        178,575
                                           ---------   -----------    ----------
                                           1,652,160   1,582,851      1,786,164
                                           ---------   -----------    ----------

Operating Income (Loss)                       17,114       5,893        (22,203)

Other income                                  12,500          --             --
Interest expense                             (14,890)    (17,453)        (3,867)
Interest income                                2,244       2,633          1,391
Net (loss) gain on businesses sold or
  held for sale                                   --        (926)         1,183
Loss on investment                                --          --         (4,452)
                                           ---------   -----------    ----------
Income (Loss) From Continuing
  Operations Before
  Reorganization Items, Income Taxes,
  Extraordinary Item
  And Cumulative Effect Of Accounting
  Change                                      16,968      (9,853)       (27,948)
                                           ---------   -----------    ----------

Reorganization Items:
  Professional fees                               --          --        (12,535)
  Fresh-start adjustments                         --          --        (78,783)
                                           ---------   -----------    ----------
                                                  --          --        (91,318)
                                           ---------   -----------    ----------
Income (Loss) From Continuing
  Operations Including
  Reorganiztion Items, Before Income
  Taxes, Extraordinary Item And
  Cumulative Effect Of
  Accounting Change                           16,968      (9,853)      (119,266)
Income Tax Provision (Benefit)                 7,531       1,000           (332)
                                           ---------   -----------    ----------

Income (Loss) From Continuing
  Operations Including
  Reorganization Items, Before
  Extraordinary Item And
  Cumulative Effect Of Accounting
  Change                                       9,437     (10,853)      (118,934)
                                               =====     =======       ========

Income From Discontinued Operations,
  Net Of Income Taxes                             --          --         10,216

Extraordinary Item - Gain On Debt
  Discharge                                       --          --        413,249

Cumulative Effect Of Change In Method
Of Accounting For:
  Post-employment benefits                        --          --         (2,100)
                                           =========   ===========    ==========
Net Income (Loss)                            $9,437     $(10,853)      $302,431
                                           =========   ===========    ==========
Supplemental Income (Loss) Per Common
  Share And Common Equivalent Share
  Continuing operations before
  extraordinary item and
  cumulative effect of accounting
  change                                      $0.95       $(1.13)       $(12.62)
Income from discontinued operations            --          --              1.08
Extraordinary item                             --          --             43.85
Cumulative effect of change in method
  of accounting for:
  Post-employment benefits                     --          --             (0.22)
                                           =========   ===========    ==========
Net Income (Loss)                              $0.95      $(1.13)        $32.09
                                           =========   ===========    ==========

     The accompanying notes to the consolidated financial statements are an integral part of these statements.

                       EMCOR Group, Inc. And Subsidiaries

         Consolidated Statements Of Cash Flows For The Years Ended December 31,
                                 (In Thousands)

                                                                     Predecessor
                                          Reorganized Company          Company
                                           1996          1995           1994
                                        -----------   -----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                        $9,437       $(10,853)       $ 302,431
Adjustments to reconcile net income
  (loss) to net cash
  provided by operating activities:
Depreciation and amortization             7,864         8,912          15,724
Net loss (gain) from businesses sold
  or held for sale                           --           926          (1,183)
Write-down of investment                     --            --           4,452
Stock compensation                           --             6              --
Cumulative effect of change in
  accounting for post-
  employment benefits                        --            --           2,100
Non-cash interest expense                 4,748         7,690              --
Non-cash income tax provision             6,771            --              --
Other, net                                  252           465              --
                                      -----------     ----------    ------------
                                         29,072         7,146         323,524

Change in Operating Assets and
  Liabilities Excluding Effect of
  Businesses Disposed of and
  Acquired:
(Increase) decrease in accounts
  receivable, net                        (6,956)        2,635           9,172
Increase in inventories and contracts
  in progress                           (11,228)      (16,320)         (6,879)
(Decrease) increase in accounts
  payable and other
  accrued expenses and liabilities       (6,891)        5,312          22,703
Decrease (increase) in insurance cash
  collateral                             30,812         6,765         (16,183)
Decrease (increase) funds held in
  escrow                                  8,271           378          (8,314)
Changes in other assets and
  liabilities, net                       (9,997)        4,785           3,794
Changes due to reorganization
  activities:
  Reorganization charges -
    professional fees                        --            --          12,535
  Reorganization charges - fresh-start
    adjustments                              --            --          78,783
Gain on debt discharge                       --            --        (413,249)
                                        -----------   -----------     ----------

Net Cash Provided by Operations         $33,083       $10,701          $5,886
                                        -----------   -----------     ----------

                                                                    (continued)

                       EMCOR Group, Inc. And Subsidiaries

         Consolidated Statements Of Cash Flows For The Years Ended December 31,
                            (In Thousands)(continued)




                                                                     Predecessor
                                           Reorganized Company         Company
                                            1996         1995           1994
                                          ----------   ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from working capital credit
  lines                                   $45,625      $    --       $ 40,000
Payments of working capital credit lines  (56,425)     (15,000)            --
Proceeds from debtor-in-possession
  financing                                    --           --         30,000
Payment of debtor-in-possession financing      --           --        (30,000)
Cash deposited in trust account for
  funding of post-bankruptcy debt              --           --        (15,940)
Proceeds from long-term debt and capital
  lease obligations                           226          180             --
Payments of long-term debt and capital
  lease obligations                          (873)      (1,379)        (1,430)
Repayment of Series A Notes               (66,424)          --         (4,162)
Repayment of Series B Notes                    --           --        (11,892)
Exercise of stock options                     487           --             --
Proceeds from notes payable                 9,596       21,266          4,646
Payments of notes payable                 (24,363)     (11,404)          (172)
Debt issuance costs                        (1,600)          --           (900)
                                          ----------   ----------     ----------

Net Cash (Used in) Provided by Financing
Activities                                (93,751)      (6,337)        10,150
                                          ----------   ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of businesses and
  other assets                                353          650         13,620
Proceeds from sales of net assets held
  for sale                                 66,424           --             --
Purchase of property, plant and equipment  (7,428)      (4,512)        (4,164)
Net disbursements for other investments      (983)          --         (2,442)
Change in cash balances of businesses
  held for sale or sold                        --           --        (10,079)
                                          ----------   ----------     ----------

Net Cash Provided by (Used in) Investing
  Activities                               58,366       (3,862)        (3,065)
                                          ----------   ----------     ----------

(Decrease) Increase in Cash and Cash
  Equivalents                              (2,302)         502         12,971
Cash and Cash Equivalents at Beginning
  of Year                                  53,007       52,505         39,534
                                          ==========   ==========     ==========
Cash and Cash Equivalents at End of Year  $50,705      $53,007        $ 52,505
                                          ==========   ==========     ==========

     The accompanying notes to the consolidated financial statements are an integral part of these statements.



                       EMCOR Group, Inc. And Subsidiaries

               Consolidated Statements of Stockholders' Equity (Deficit)
                                 (in thousands)





                                                            Old                                            Retained
                                  Old                     Warrants                          Cumulative     Earnings   Stockholders'
                    Common     Preferred   Old Common        of            New    Capital  Translation  (Accumulated      Equity
                     Stock       Stock        Stock     Participation   Warrants  Surplus  Adjustments    Deficit)      (Deficit)
------------------ ----------- ----------- ------------ ------------- --------- ---------- ------------ ------------- -------------

JANUARY 1, 1994    $--         $21,250     $4,072       $576          $--       $204,247   $(6,068)     $(526,339)    $(302,262)

Foreign currency
  translation
  adjustment        --              --         --          --          --             --      (173)            --          (173)
Exchange of
  preferred
  stock
  for common
  stock             --            (345)         1          --          --            344        --             --            --
Net income          --              --         --          --          --             --        --        302,431       302,431
Exchange of
  stock and
  fresh-
  start
  adjustments       94          (20,905)   (4,073)      (576)        2,179      (125,734)    6,241        223,908        81,134
                   ----------- ----------- ------------ ----------- --------- ---------- ------------ ------------- -------------

BALANCE,
  DECEMBER
  31, 1994          94               --        --         --         2,179        78,857        --             --        81,130

Foreign currency
  translation
  adjustment        --               --        --         --            --            --       327             --           327
Other               --               --        --         --            --             6        --             --             6
Net loss            --               --        --         --            --            --        --        (10,853)      (10,853)
                   ----------- ----------- ------------ ----------- --------- ---------- ------------ ------------- -------------

BALANCE,
  DECEMBER
  31, 1995          94               --        --         --         2,179        78,863       327        (10,853)       70,610

Foreign currency
    translation
    adjustment      --               --        --         --            --            --     1,051             --         1,051
Common Stock
  issued under
  stock
  option plans       1               --        --         --            --           486        --             --           487
NOL utilization     --               --        --         --            --         2,298        --             --         2,298
Net income          --               --        --         --            --            --        --          9,437         9,437
Other               --               --        --         --           (25)           25        --             --            --
                   ----------- ----------- ------------ ----------- --------- ---------- ------------ ------------- -------------

BALANCE,
  DECEMBER 31,
  1996             $95              $--       $--        $--        $2,154       $81,672    $1,378        $(1,416)      $83,883
                   =========== =========== ============ ========== ========== ========== ============ ============= =============


     The accompanying notes to the consolidated financial statements are an integral part of these statements.


                      EMCOR Group, Inc. And Subsidiaries

                  Notes To Consolidated Financial Statements

NOTE A     BASIS OF PRESENTATION

      JWP INC. emerged from Chapter 11 of the United States Bankruptcy Code on December 15, 1994 (the "Effective Date") and changed its name to EMCOR Group, Inc. ("EMCOR" or the "Company"). The Company reorganized pursuant to its Third Amended Joint Plan of Reorganization (the "Plan of Reorganization") dated August 9, 1994, as amended and proposed by the Company and its wholly-owned subsidiary SellCo Corporation ("SellCo"). Under the Plan of Reorganization, the old common stock of the Company was extinguished and newly issued shares of Common Stock were issued to creditors.

      Pursuant to the Plan of Reorganization, on the Effective Date EMCOR issued or reserved for issuance to pre-petition creditors of EMCOR (other than holders of EMCOR's subordinated debentures and notes) in exchange for approximately $525.7 million of EMCOR senior bank and institutional indebtedness and substantially all other general unsecured claims, both allowed and disputed, against the Company, and to Belmont Capital Partners II, L.P. ("Belmont"), which provided a debtor-in-possession credit facility ("DIP Loan") to the Company during its Chapter 11 proceeding, the following securities: (i) 9,424,083 shares of Common Stock of the Company (constituting 100% of the issued or issuable shares as of the Effective Date); (ii) approximately $62.2 million principal amount of 7% Senior Secured Notes, Series A, due 1997 of the Company ("Series A Notes") issued on the Effective Date and up to a maximum of $8.8 million additional principal amount of Series A Notes which were reserved for issuance to holders of general unsecured claims and to Belmont upon resolution of disputed and unliquidated pre-petition general unsecured claims (assuming such claims are ultimately allowed in full); (iii) approximately $11.9 million principal amount of 7% Senior Secured Notes, Series B, due 1997 ("Series B Notes"); (iv) approximately $62.8 million principal amount of 11% Notes, Series C, due 2001, of the Company ("Series C Notes"); and (v) approximately $48.1 million principal amount of 12% Subordinated Contingent Payment Notes, due 2004, of SellCo (the "SellCo Notes"). The entire $11.9 million principal amount of Series B Notes and approximately $4.1 million principal amount of the Series A Notes issued on the Effective Date were immediately redeemed on that date at their face amount in accordance with their terms from the proceeds realized from the sale and liquidation of certain subsidiaries, the stock of which would have been pledged as part of the collateral securing the Series B Notes had such subsidiaries not been sold (and an additional $600,000 of such proceeds was reserved for redemption of certain of the Series A Notes reserved for disputed and unliquidated claims). The Company recorded the Series A Notes based upon an assumed total of $100.0 million of pre-petition general unsecured claims after settlement of disputed and unliquidated pre-petition general unsecured claims.

      From February 14, 1994 to the Effective Date, the Company was a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code. The accompanying 1994 consolidated financial statements were prepared on the basis of the principles prescribed by the American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). As of December 21, 1993, and through the Effective Date, the Company ceased to accrue interest on its debt in default.

      As of December 31, 1994, in accordance with SOP 90-7, the Company adopted Fresh-Start Accounting. As a result of the implementation of Fresh-Start
Accounting, the consolidated financial statements of the Company for periods subsequent to consummation of the Plan of Reorganization are not comparable to the Company's consolidated financial statements for prior periods. Accordingly, a black line has been used to separate the consolidated financial statements of the Company after the consummation of the Plan of Reorganization from those of the Company prior to the consummation of the Plan of Reorganization. The operating results of businesses held for sale have been excluded from the consolidated financial statements for the year ended December 31, 1995 since the operations of these businesses accrued to the benefit of the holders of the notes issued by the Company's subsidiary SellCo, and prior to their payment in full during 1996, the Company's Series A Notes, and certain other obligations. See Notes F and G. The operating results substantially offset interest accrued on the Company's Series A Notes, which interest was recognized within the caption "Net assets held for sale" ("NAHFS") in the Consolidated Balance Sheet as of December 31, 1995.

      As indicated in Notes L and M, during its bankruptcy proceeding the Company developed and implemented a business restructuring plan which included the sale of its water supply business and other non--core businesses. The net assets of businesses that have been designated for sale are classified in the Consolidated Balance Sheets as of December 31, 1995 as NAHFS. Operating results for all periods presented prior to 1995 reflect the Company's water supply business and other non-core businesses as discontinued operations. The water supply business was sold during 1996. See Note L.

NOTE B      NATURE OF OPERATIONS

      EMCOR is a multinational corporation involved in mechanical and electrical construction and facilities services. EMCOR's subsidiaries specialize in the design, integration, installation, start-up, testing, operation and maintenance of (i) distribution systems for electrical power (including power cables, conduits, distribution panels, transformers, generators, uninterruptible power supply systems and related switch gear and control); (ii) lighting systems, including fixtures and controls; (iii) low-voltage systems, including fire alarm, security, communications and process control systems; (iv) heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems; and (v) plumbing, process and high purity piping systems. EMCOR's subsidiaries provide mechanical and electrical construction and facilities services directly to end-users (including corporations, municipalities and other governmental entities, owners/developers, and tenants of buildings) and, indirectly, by acting as a subcontractor for construction managers, general contractors and other subcontractors. Mechanical and electrical construction services are principally either large installation projects with contracts generally in the multi-million dollar range; smaller system installations involving renovation and retrofit work; and maintenance and service. In addition, certain of its subsidiaries operate and maintain mechanical and/or electrical systems for customers under contracts and provide other services commonly referred to as facilities services including the management of facilities and the provision of support services to customers at the customer's facilities. Mechanical and electrical construction and facilities services are provided to a broad range of commercial, industrial and institutional customers through offices located in major markets throughout the United States, Canada, the United Kingdom, the Middle East and Hong Kong.

NOTE C     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The Company continues to account for its stock option plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
Employees" ("APB 25"). See Note I for pro forma information relating to treatment of the Company's stock option plans under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

      Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Post-employment Benefits" ("SFAS 112"). See Note S.

Principles of Consolidation

      The consolidated  financial statements include the accounts of the Company
and  its  wholly-owned  subsidiaries.   Significant  intercompany  accounts  and
transactions have been eliminated.

      Reclassifications of prior year data have been made in the accompanying consolidated financial statements where appropriate to conform to the 1996 presentation.

Principles of Preparation

      The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

      Revenues from long-term contracts are recognized on the percentage-of-completion method. Percentage-of-completion for the mechanical contracting business is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. Certain of the Company's electrical contracting business units measure percentage-of-completion by the percentage of labor costs incurred to date for each contract to the estimated labor costs for such contract, while others are on the cost to cost method. Revenues from facilities services are recognized when the earnings process is complete.

      Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. In forecasting ultimate profitability on certain contracts, estimated recoveries are included for work performed under customer change orders to contracts for which firm prices have not yet been negotiated. Due to uncertainties inherent in the estimation process, it is reasonably possible that completion costs, including those arising from contract penalty provisions and final contract settlements, will be revised in the near-term. Such revisions to costs and income are recognized in the period in which the revisions are determined.

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

      Also included in costs and estimated earnings on uncompleted contracts are amounts the Company seeks or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price, or other customer-related causes of unanticipated additional contract costs (pending change orders and claims). These amounts are recorded at their estimated net realizable value when realization is probable and can be reasonably estimated. No profit is recognized on the construction costs incurred in connection with these amounts. Pending change orders involve the use of estimates and it is reasonably possible that revisions to the estimated recoverable amounts of recorded pending change orders may be made in the near-term. Claims made by the Company involve negotiation and, in certain cases, litigation. The Company expenses such costs as incurred, although it may seek to recover these costs as part of the claim. The Company believes that it has established legal bases for pursuing recovery of recorded claims and it is management's intention to pursue and litigate these claims, if necessary, until a decision or settlement is reached. Claims also involve the use of estimates and it is reasonably possible that revisions to the estimated recoverable amounts of recorded claims may be made in the near-term. Claims against the Company are recognized when a loss is considered probable and amounts are reasonably determinable.

      Costs and estimated earnings on uncompleted contracts and related amounts billed as of December 31, 1996 and 1995 are as follows (in thousands):


                                    1996          1995
                                 ------------  ------------

Costs incurred on uncompleted
  contracts                     $2,442,197    $2,528,864
Estimated earnings                 175,094       175,490
                                 ------------  ------------
                                 2,617,291     2,704,354

Less billings to date            2,655,179     2,752,393
                                 ------------  ------------

                                  $(37,888)     $(48,039)
                                 ============  ============

      Such amounts are included in the accompanying Consolidated Balance Sheets at December 31, 1996 and 1995 under the following captions (in thousands):


                                    1996          1995
                                 ------------  ------------

Costs and estimated earnings
  in excess of
  billings on uncompleted
  contracts                       $67,765       $65,551

Billings in excess of costs
  and estimated
  earnings on uncompleted
  contracts                      (105,653)     (113,590)
                                 ------------  ------------

                                 $(37,888)     $(48,039)
                                 ============  ============

      As of December 31, 1996 costs and estimated earnings in excess of billings on uncompleted contracts includes unbilled revenues for pending change orders of approximately $26.4 million and claims of approximately $13.3 million. In addition, accounts receivable as of December 31, 1996 includes claims and contractually billed amounts related to such contracts of approximately $49.2 million. Claims and related amounts aggregated approximately $73.2 million as of December 31, 1995. Generally, contractually billed amounts will not be paid by the customer to the Company until final resolution of the related claims.

Classification of Contract Amounts

      In accordance with industry practice, the Company classifies as current all assets and liabilities related to the performance of long-term contracts. The contracting cycle for certain long-term contracts may extend beyond one year and, accordingly, collection or payment of amounts related to these contracts may extend beyond one year. Accounts receivable at December 31, 1996 and 1995 included $70.9 million and $64.8 million, respectively, of retainage billed under terms of the contracts. The Company estimates that approximately 85% of retainage recorded at December 31, 1996 will be collected during 1997.

Restricted Cash

      In connection with a bank credit agreement for the Company's Canadian subsidiary, Comstock Canada Ltd. ("Comstock Canada"), approximately $1.5 million of cash and cash equivalents, included in the accompanying Consolidated Balance Sheet as of December 31, 1996, is deposited as security against borrowings under this credit facility. The Company is precluded from withdrawing any of these deposits if there are borrowings outstanding under the credit facility. Comstock Canada has no borrowings under this facility at December 31, 1996 and accordingly, the restricted deposits have been classified as a current asset.

      As further described in Note F, the Company's various revolving credit agreements include certain restrictions on the transfer of assets, including cash and cash equivalents, between the Company and its foreign subsidiaries, as well as certain domestic subsidiaries.

Fair Value of Financial Instruments

      Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments", requires disclosure of the year-end value of significant financial instruments, including long-term debt. At December 31, 1996 and 1995, cash and cash equivalents, current debt and long-term debt have fair values that approximate their carrying amounts.

Property, Plant and Equipment

      Property, plant and equipment is stated at cost. Depreciation is recorded principally using the straight--line method over estimated useful lives ranging from 3 to 40 years.

      Property, plant and equipment in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 1996 and 1995 (in thousands):

                                    1996                1995
                             -------------------  ------------------

Machinery and equipment           $22,615              $19,398
Furniture and fixtures              4,507                3,802
Land, buildings and
  leasehold improvements           13,554               12,516

                             -------------------  ------------------
                                   40,676               35,716

Accumulated depreciation
 and amortization                (13,724)              (8,579)

                             -------------------  ------------------
                                  $26,952              $27,137
                             ===================  ==================

Inventories
      Inventories, which consist primarily of construction materials, are stated at the lower of cost or market. Cost is determined principally by using average costs.

Reorganization Value in Excess of Amounts Allocable to Identifiable Assets

      On the Effective Date, the Company recorded $5.0 million of reorganization value in excess of amounts allocable to identifiable assets and began straight line amortization over 15 years. As of December 31, 1995, reorganization values in excess of amounts allocable to identifiable assets was classified as Other Assets under the caption "Miscellaneous" in the accompanying Consolidated Balance Sheet. See Note H for discussion of the reduction of reorganization value in excess of amounts allocable to identifiable assets during 1996.

Foreign Operations

      The financial statements and transactions of the Company's foreign subsidiaries are maintained in their functional currency and translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". Translation adjustments have been accumulated as a separate component of stockholders' equity.

Other Income

      Other income in the accompanying Consolidated Statement of Operations for the year ended December 31, 1996 includes a gain of $12.5 million ($8.1 million after-tax) on the sale of certain assets held for sale, including the sale of substantially all of the assets of the Company's principal water supply subsidiary Jamaica Water Supply Company ("JWS"). See Note L. JWS and the Company's other water supply subsidiary, Sea Cliff Water Company ("Sea Cliff"), are referred to hereafter as the "Water Companies".

Supplemental Net Income (Loss) Per Common Share and Common Equivalent Share

      Supplemental net income (loss) per common share and common equivalent share data have been calculated based on the assumed issuance of 9,424,083 shares of Common Stock as of January 1, 1994 and the weighted average number of shares outstanding as of December 31, 1996 (9,938,651 shares) and 1995 (9,580,418 shares). When dilutive, stock options and warrants are included in weighted average number of shares outstanding using the treasury stock method.

Statements of Cash Flows

      For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Income Taxes

      The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires an asset and liability approach which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

NOTE  D  REORGANIZATION ITEMS

      For the year ended December 31, 1994, the Company recorded $12.5 million of reorganization charges which are reflected in the accompanying Consolidated Statement of Operations for various legal and other professional fees associated with its Chapter 11 proceeding. Such reorganization charges are expensed as incurred as prescribed by SOP 90-7. In addition, "Reorganization Items" in the accompanying Consolidated Statement of Operations for the year ended December 31, 1994 include fresh-start adjustments (see Note U) which reflect the net charge to state assets and liabilities at fair value.

NOTE E   EXTRAORDINARY ITEM -- DISCHARGE OF DEBT

      The Plan of Reorganization resulted in the discharge of pre-bankruptcy liabilities totaling approximately $623.0 million. The value of securities distributed pursuant to the Plan of Reorganization was $413.2 million less allowed claims, and, accordingly, the resulting gain was recorded as an extraordinary item in 1994.

NOTE F    CURRENT DEBT

New Credit Facility

      On June 19, 1996, the Company and its subsidiary Dyn Specialty Contracting Inc. ("Dyn") entered into a credit agreement with Harris Trust and Savings Bank ("Harris") providing the Company with up to a $100.0 million revolving credit facility (the "New Credit Facility") for a three year period. The New Credit Facility, which is guaranteed by certain direct and indirect U.S. subsidiaries of the Company and is secured by substantially all of the assets of the Company and those subsidiaries, initially provided for up to $50.0 million in borrowing capacity available in the form of revolving loans ("Revolving Loans") and/or letters of credit ("LCs" or "LC"). As subsequently amended, the New Credit Facility currently provides for up to $72.5 million in borrowing capacity. The remaining $27.5 million in available credit is subject to: receipt of additional commitments from other banks; consents of bonding companies providing surety bonds to the Company's Canadian and United Kingdom subsidiaries; and the guarantee by these subsidiaries of the facility and the collateralization of the guarantees with liens upon their assets. The Revolving Loans bear interest at a variable rate, which is Harris' prime rate (8.25% at December 31, 1996) plus 1.0% - 2.0% based on certain financial tests. The interest rate on the Revolving Loans was 9.25% at December 31, 1996. LC fees ranging from 1.50% to 3.25% are charged based on the type of LC issued. The New Credit Facility expires on June 19, 1999. As of December 31, 1996, the Company had approximately $29.1 million of LCs outstanding under the New Credit Facility. In addition, there were $14.2 million of Revolving Loans outstanding as of December 31, 1996, which are classified as Current Liabilities under the caption "Borrowings under working capital credit lines" in the accompanying Consolidated Balance Sheet.

MES and Dyn Credit Agreements

      On December 14, 1994, the Company and certain of its subsidiaries entered into a credit agreement (the "MES Credit Agreement") with Belmont, certain directors of the Company and/or their affiliates and other lenders (the "Lenders") providing the Company and MES Holdings Corporation ("MES"), a wholly-owned subsidiary of the Company, with revolving credit loans (the "MES Loans") of up to an aggregate amount of $35.0 million. The MES Loans were guaranteed by certain direct or indirect subsidiaries of MES (the "MES Subsidiaries") and were secured by, among other things, substantially all of the assets of the Company, MES and the U.S. MES Subsidiaries, including the proceeds of the sale of all of the assets of the Company, MES and the U.S. MES Subsidiaries and the proceeds of the sale of stock or assets of the Water Companies to the extent of the first $15.0 million of such proceeds, subject to the right to such proceeds of the Lenders under the Dyn Credit Agreement (as that term is hereafter defined). The MES Loans bore interest on the principal amount thereof at the rate of 15.0% per annum.

      On December 14, 1994, the Company, Dyn, and Dyn's subsidiaries also entered into a credit agreement (the "Dyn Credit Agreement") with the Lenders providing revolving credit loans (the "Dyn Loans") of up to an aggregate amount of $10.0 million. The Dyn Loans were guaranteed by the Dyn subsidiaries and were secured by substantially all of the assets of Dyn and the Dyn subsidiaries, including the proceeds of the sale of stock or assets of the Water Companies to the extent of the first $15.0 million of such proceeds, subject to the right to such proceeds of the Lenders under the MES Credit Agreement. The Dyn Loans bore interest on the principal amount thereof at the rate of 15% per annum.

      Borrowings under the MES and Dyn Credit Agreements of $25.0 million and $0 million, respectively, at December 31, 1995, are classified as Current Liabilities under the caption "Borrowings under working capital credit lines" in the accompanying Consolidated Balance Sheet. Albert Fried, Jr., a director of the Company, the Managing Partner of Albert Fried & Company, which agreed to loan up to $7.0 million as one of the Lenders under the MES and Dyn Credit Agreements. Kevin C. Toner, a director of the Company, agreed to loan up to $1.0 million as one of the Lenders under the MES and Dyn Credit Agreements. In addition, UBS Mortgage Finance Inc., an affiliate of UBS Securities Inc., Mr. Toner's former employer, agreed to loan up to $2.0 million as one of the Lenders under the MES and Dyn Credit Agreements. Borrowings outstanding as of December 31, 1995 related to the above individual lenders were $3.9 million, $0.6 and $1.1 million, respectively, under the MES and Dyn Credit Agreements.

      Borrowings outstanding under the MES Credit Agreement and Dyn Credit Agreement were repaid in June 1996 from proceeds received by the Company from the sale of the Water Companies (see Note L) and from borrowings under the New Credit Facility at which time the MES and Dyn Credit Agreements were terminated.

Series A Notes

      Pursuant to the Plan of Reorganization, on December 15, 1994 the Company issued or reserved for issuance approximately $62.2 million principal amount of Series A Notes and reserved for issuance up to a maximum of $8.8 million additional principal amount of Series A Notes upon resolution of disputed and unliquidated pre-petition general unsecured claims. Approximately $4.7 million of the issued Series A Notes were redeemed in 1995 and the balance of the Series A Notes were paid in full during the second quarter of 1996 (approximately $66.5 million in principal and accrued interest thereon) with proceeds received by the Company from the sale of the Water Companies. See Note L.

Foreign Borrowings

      In December 1996, Comstock Canada renewed a credit agreement with a bank providing for an overdraft facility of up to Cdn. $2.0 million. The facility is secured by certain assets of Comstock Canada and deposit instruments of another Canadian subsidiary of the Company. The facility provides for interest at the bank's prime rate (4.75% at December 31, 1996) plus 3/4% and expires on June 30, 1997. There were no borrowings outstanding under this facility at December 31, 1996. The Company is seeking to include its Canadian operations under the New Credit Facility.

     In September 1995, a number of the Company's United Kingdom subsidiaries renegotiated and renewed a demand credit facility with a U.K. bank for a credit line of (pound)17.1 million (approximately U.S. $26.8 million). The credit facility consisted of the following components with the individual credit limits as indicated: an overdraft line of up to (pound)9.0 million (approximately U.S. $14.1 million) which overdraft line was subsequently reduced to (pound)7.0 million (approximately U.S. $11.0 million); a facility for the issuance of guarantees, bond and indemnities of up to (pound)7.3 million (approximately U.S. $11.4 million); and other credit facilities of up to (pound)0.8 million (approximately U.S. $1.3 million). The facility was secured by substantially all of the assets of the Company's principal U.K. subsidiaries. The overdraft facility provided for interest at the bank's base rate, as defined (6.5% as of December 31, 1995), plus 3.0% on the first (pound)5.0 million of borrowings and at the bank's base rate plus 4.0% for borrowings over (pound)5.0 million. During the third quarter of 1996, the Company obtained an (pound)7.4 million LC under the New Credit Facility for use as collateral for bonds issued under the U.K. facility discussed above thereby releasing funds previously deposited as collateral for those bonds. On October 1, 1996, the Company's U.K. subsidiaries replaced the overdraft line with Revolving Loans under the New Credit Facility.


NOTE G     LONG-TERM DEBT

      Long-Term Debt in the accompanying Consolidated Balance Sheets consist of the following amounts as of December 31, 1996 and 1995 (in thousands):

                                                      1996            1995
                                                  -------------    ------------

Series C Notes, outstanding face value of
  approximately $73.8 million
  at 11.0% discounted to a 14% effective rate,
  due 2001                                          $66,039          $61,494
Supplemental SellCo Note, outstanding face value
  of approximately $5.5 million at
  8.0%, discounted to a 14.0%
  effective rate, due 2004                            4,474            4,270
Capitalized Lease Obligations at weighted
  average interest rates from 7.25%
  to 11.0%, payable in varying amounts
  through 2004                                        1,007            1,284
Other, at weighted average interest rates of
  approximately 9.6%, payable in varying
  amounts through 2012                                1,892            3,225
                                                  -------------    ------------

                                                     73,412           70,273

Less current maturities                                (361)          (1,875)
                                                  -------------    ------------

                                                    $73,051          $68,398
                                                  =============    ============

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

      On February 29, 1996, an aggregate majority of principal amount of the outstanding Series C Notes consented to amendments to the Series C Indenture under which the Series C Notes were issued. The amendments (i) reduced the ratio required to be maintained by the Company and certain of its subsidiaries under a Consolidated Fixed Charge Coverage Ratio (the "Ratio"), as defined, and (ii) provided for the exclusion from the Ratio calculation certain non-cash interest payments payable by the issuance of additional Series C Notes.

Supplemental SellCo Note

      Pursuant to the Plan of Reorganization, EMCOR issued to SellCo its 8.0% promissory note in the principal amount of approximately $5.5 million (the "Supplemental SellCo Note"). The note matures on the earlier of (i) December 15, 2004 or (ii) one day prior to the date on which the SellCo Notes are deemed canceled. If at any time after the fifth anniversary of the Effective Date and prior to the maturity date of the SellCo Notes (December 15, 2004) the value of the consolidated assets of SellCo and its subsidiaries (excluding the Supplemental SellCo Note) is determined by independent appraisal to be less than $250,000, the balance of the SellCo Notes (not theretofore paid from net sales proceeds from the sale of the stock or assets of SellCo subsidiaries and the proceeds of the Supplemental SellCo Note which will have become due and payable) will be deemed canceled. Interest on the Supplemental SellCo Note is payable upon maturity. The Supplemental SellCo Note has been recorded at a discount to its face amount to yield an estimated effective interest rate of 14.0%.

SellCo Notes

      Pursuant to the Plan of Reorganization, on December 15, 1994, SellCo issued approximately $48.1 million principal amount of SellCo Notes. Interest is payable semiannually in additional SellCo Notes. Net Cash Proceeds (as defined in the Indenture pursuant to which the SellCo Notes were issued) from the sales of stock or assets of SellCo subsidiaries are to be used to redeem SellCo Notes. The SellCo Notes are not obligations of EMCOR and accordingly are not included in the accompanying Consolidated Balance Sheets as of December 31, 1996 and 1995. The holders of the SellCo Notes may only look to EMCOR to the extent of EMCOR's obligation to pay the Supplemental SellCo Note plus accrued interest thereon. In May 1996, the Company completed the sale of substantially all of the assets of its subsidiary JWS to The City of New York and the Water Authority of Western Nassau County. In May 1996, the Company also completed the sale of the stock of Sea Cliff to a subsidiary of Aquarion Company. See Notes L and M. Approximately $2.1 and $0.7 million of the proceeds from the sale of the stock of Sea Cliff and the sale of assets of JWS, respectively, were used to redeem, in part, the SellCo Notes during August 1996. On February 28, 1997, the Company redeemed approximately $6.6 million of SellCo Notes with proceeds from the sale of assets of JWS which monies had been retained pending disposition of the lawsuit brought by certain holders of Warrants of Participation ("Warrants") that had been issued by the Company prior to its Chapter 11 proceedings. As the liabilities of JWS are finally determined, JWS' various contingent liabilities are resolved, funds held in escrow under the sales agreements (the "Sales
Agreements") for the sale of assets of JWS and the stock of Sea Cliff are released, and post closing adjustments under the Sales Agreements are agreed upon, additional amounts of the sales proceeds may become available, from time to time, for additional redemptions of the SellCo Notes. The SellCo Notes mature on December 15, 2004 if not deemed canceled at an earlier date as discussed above under Supplemental SellCo Note.

Other Long-Term Debt

      Other long-term debt consists primarily of loans for real estate, office equipment, automobiles and building improvements. As of December 31, 1996 and 1995, respectively, long-term debt, excluding current maturities, totaling $1.8 million and $1.9 million was owed by certain of the Company's subsidiaries. The aggregate amount of other long-term debt maturing during the next five years is approximately: $0.1 million in 1997; $0.3 million in 1998; $0.1 million in each of 1999; 2000, 2001 and $1.2 million thereafter.

NOTE  H     INCOME TAXES

      The Company files a consolidated federal income tax return including all its U.S. subsidiaries. At December 31, 1996, the Company had net operating loss carryforwards ("NOLs") for U.S. income tax purposes of approximately $200.0 million, which expire in the years 2007 through 2011. The NOLs are subject to review by the Internal Revenue Service. Future changes in ownership of the Company, as defined by Section 382 of the Internal Revenue Code, could limit the amount of NOLs available for use in any one year.

      As a result of the adoption of Fresh-Start Accounting, the tax benefit of any net operating loss carryforwards or net deductible temporary differences which existed as of the Effective Date will result in a charge to the tax provision (provision in lieu of income taxes) and be allocated to reorganization value in excess of amounts allocable to identifiable assets established in connection with the Company's emergence from bankruptcy and to capital surplus. For the year ended December 31, 1996 the Company allocated approximately $4.5 million of its tax provision to reorganization value in excess of amounts allocable to identifiable assets which was classified as Other Assets under the caption "Miscellaneous" in the accompanying Consolidated Balance Sheet as of December 31, 1995, thereby reducing this balance to zero. The remaining utilization of NOLs and other deferred tax assets, approximately $2.3 million, have been applied to capital surplus for the year ended December 31, 1996.

     SFAS 109 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has provided a valuation allowance as of December 31, 1996 and 1995 of $91.1 million and $97.2 million, respectively, for the full amount of the tax benefit of its NOLs and other deferred tax assets. The income tax provision (benefit) relating to continuing operations in the accompanying Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994 consists of (in thousands):


                                                       Predecessor
                            Reorganized Company         Company
                            1996          1995            1994
                         ------------  ------------    -----------


Current:
 Federal                   $6,068           $--            $--
 State and local              760           925          1,000
 Foreign                      703            75             --
                         ------------  ------------    -----------


                            7,531         1,000          1,000
                         ------------  ------------    -----------

Deferred:
 State and Local               --            --         (1,332)
                         ------------  ------------    -----------

                               --            --         (1,332)
                         ------------  ------------    -----------

                           $7,531        $1,000          $(332)
                         ============  ============    ===========

      Factors accounting for the variation from U.S. statutory income tax rates relating to continuing operations for the years ended December 31, 1996, 1995 and 1994 are as follows (in thousands):

                                                             Predecessor
                                   Reorganized Company         Company
                                  1996           1995           1994
                               ------------   -----------    ------------

Federal income taxes at the
  statutory rate                 $5,939        $(3,449)       $(9,782)
State and local income taxes,
  net of federal
  tax benefits                      494            650            650
Foreign income taxes              1,094             --             --
Valuation allowance against
  deferred tax asset                 --          3,799          8,800
Other                                 4             --             --
                               ------------   -----------    ------------

                                 $7,531         $1,000          $(332)
                               ============   ===========    ============

      Factors accounting for the variation from U.S. statutory income tax rates relating to discounted operations for the year ended December 31, 1994 are as follows (in thousands):

                                    Predecessor
                                      Company
                                        1994
                                   ---------------

Federal income taxes at the
  statutory rate                      $3,576
Valuation allowance against
deferred tax asset                    (3,576)
                                   ===============
                                         $--
                                   ===============

      The components of the net deferred income tax liability for the years ended December 31, 1996 and 1995 are as follows (the 1996 and 1995 net deferred income tax liability related to NAHFS have been netted against NAHFS) (in thousands):

                                              1996         1995
                                           -----------  ------------
Deferred tax assets:
Net operating loss carryforward             $78,878      $91,987
Excess of amounts expensed for financial
  statement purposes over amounts deducted
  for income tax purposes                    28,527       42,593
Other                                         2,899        2,899
                                           -----------  ------------

Total deferred tax asset                    110,304      137,479
                                           -----------  ------------

Deferred tax liabilities:
Costs capitalized for financial statement
  purposes and deducted to income tax
  purposes                                   19,175       40,233
                                           -----------  ------------

Total deferred tax liability                 19,175       40,233
                                           -----------  ------------

Net deferred tax asset before valuation
  allowance                                  91,129       97,246
Valuation allowance for net deferred tax
  asset                                     (91,129)     (97,246)
                                           ===========  ============
Net deferred income tax liability               $--           $--
                                           ===========  ============

      Income (loss) before income taxes from continuing operations for the years ended December 31, 1996, 1995 and 1994 consists of the following (in thousands):

                                                        Predecessor
                       Reorganized Company                Company
                        1996           1995                1994
                   ---------------  ------------      ----------------


United States        $18,086         $(10,063)           $(10,897)
Foreign               (1,118)             210             (17,051)
                   ===============  ============      ================
                     $16,968          $(9,853)           $(27,948)
                   ===============  ============      ================

      Income before income taxes from discontinued operations for the year ended December 31, 1994 was derived entirely from domestic operations.

NOTE I     STOCK OPTIONS AND WARRANTS

1994 Management Stock Option Plan

      In connection with the Plan of Reorganization the Company adopted a Management Stock Option Plan (the "1994 Plan"), which was approved by the stockholders of the Company.

     The aggregate number of shares of Common Stock that may be issued pursuant to options under the 1994 Plan may not exceed 1,000,000 shares. The maximum number of shares which may be the subject of options granted to any individual in any calendar year may not exceed 500,000 shares.

      Options may be granted by the Compensation Committee of the Board of Directors to eligible employees as incentive stock options or as non-qualified stock options.

      The exercise price of an incentive stock option and a non-qualified stock option must be at least equal to the fair market value of the Common Stock on the date of grant.

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

      The 1995 Plan provides for automatic grants of non-qualified stock options to directors of the Company who are not also employees of the Company or a subsidiary. Pursuant to the 1995 Plan, each non-employee director on March 20, 1995 was granted an option to purchase 7,500 shares of Common Stock at an exercise price of $5.125 per share. Under the 1995 Plan, each person who is elected to serve as a non-employee director after March 20, 1995 (including those persons who were non-employee directors on March 20, 1995) is to be granted an option during each calendar year (beginning with 1995) to purchase 3,000 shares of Common Stock on the date on which the Board of Directors holds its first meeting following the annual meeting of stockholders held during such calendar year; however, if, beginning with 1996, an annual stockholders' meeting does not occur within the period ending on the last day of the 16th month following the month in which the prior year's annual meeting was held, such option is to be granted on the last day of such 16th month. Accordingly on November 17, 1995 and June 14, 1996, each non-employee director was granted an option to purchase 3,000 shares of Common Stock at an exercise price of $9.375 and $17.125 per share, respectively.

      The aggregate number of shares of Common Stock that may be issued pursuant to options under the 1995 Plan may not exceed 200,000 shares.

      The exercise price of an option granted under the 1995 Plan is equal to the fair market value of the Common Stock on the date of grant. Such options are fully exercisable as of the date of grant. However, no option may be exercised more than ten years after the date of grant.

      No options may be granted under the 1995 Plan after ten years following the date of its adoption. The Board of Directors may at any time withdraw or amend the 1995 Plan and may, with the consent of the affected holder of an outstanding option, at any time withdraw or amend the terms and conditions of outstanding options. Amendments which would increase the number of shares issuable pursuant to options, change the class of persons who are eligible to be granted options or materially increase the benefits to participants in the 1995 Plan are subject to the approval of the stockholders of the Company. In addition, no amendment may be made more than once every six months to any provision of the 1995 Plan that specifies the directors to whom options may be granted, the timing of option grants, the number or purchase price of shares of Common Stock that can be purchased under options or the time when options may be exercised, except any amendment that is necessary to conform with changes in the Internal Revenue Code or the Employee Retirement Income Security Act of 1974, as amended.

      The following table summarizes the Company's stock option activity since the Effective Date.

                                 1994 Plan                1995 Plan
                                       Weighted                 Weighted
                                       Average                   Average
                             Shared      Price       Shares       Price
                            ---------  ----------   ----------  ----------

Balance, December 15, 1994       --      $--              --      $--

Activity                         --       --              --       --
                            ---------  ----------   ----------  ----------

Balance December 31, 1994        --       --              --       --

Granted                     715,000        5.10       63,000        6.34
                            ---------  ----------   ----------  ----------

Balance December 31, 1995   715,000        5.10       63,000        6.34

Granted                      15,000       14.90       18,000       17.13
Forfeited                   (40,334)       5.13           --       --
Exercised                   (61,430)       5.13      (28,500)       6.02
                            ---------  ----------   ----------  ----------

Balance December 31, 1996   628,236       $5.33       52,500      $10.21
                            =========  ----------   ==========  ----------

     At December 31, 1996 and 1995, approximately 208,000 options and 63,000 options were exercisable, respectively. There were no options exercisable at December 31, 1994. The weighted average exercise price of exercisable options at December 31, 1996 and 1995 was approximately $6.33 and $6.34, respectively.

      The weighted average fair value of options granted during 1996 and 1995 were $10.10 and $3.28, respectively.

      The Company applies APB 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the accompanying Consolidated Statements of Operations for the years ended December 31, 1996 and 1995 for options granted during those years. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per common share and common equivalent share ("EPS") would have been reduced from the following as reported amounts to the following pro forma amounts:

                                      1996              1995
                                 ---------------   ---------------

Net Income (Loss): As Reported      $9,437          $(10,853)
                   Pro Forma        $8,840          $(11,354)

Primary EPS:       As Reported        $0.95            $(1.13)
                   Pro Forma          $0.89            $(1.19)

Fully Diluted EPS: As Reported        $0.95            $(1.13)
                   Pro Forma          $0.89            $(1.18)


      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: risk-free interest rates from 5.9% to 7.1% representing the risk-free interest rate at the date of grant; expected dividend yields of zero percent; expected lives of 6.5 years; and expected volatility of 57%.

Warrants

      1,450,000  shares of Common Stock were reserved for issuance upon exercise
of  Warrants  to  purchase   Common  Stock  issued   pursuant  to  the  Plan  of
Reorganization.

      Pursuant to the Plan of Reorganization, the Company issued to the holders of $7,040,000 principal amount of its pre-petition 7 3/4% Convertible Subordinated Debentures, due 2012, and $9,600,000 principal amount of its pre-petition 12% Subordinated Notes due 1996, their pro rata share of each of two series of five-year Warrants to purchase shares of Common Stock, namely, 600,000 Series X Warrants and 600,000 Series Y Warrants, with an exercise price of $12.55 per share and $17.55 per share, respectively. In addition, the Company issued to pre-petition holders of other contingent and statutory subordinate claims and to holders of EMCOR's pre-petition common stock, preferred stock and Warrants of Participation, as well as to the plaintiffs in a stockholder class action lawsuit, their pro rata share of 250,000 Series Z Warrants to purchase shares of Common Stock, which Series Z Warrants had an exercise price of $50.00 per share. The Series Z Warrants expired on December 15, 1996.

      In addition to the warrants issued above, approximately 28,000 Series X Warrants, 28,000 Series Y Warrants and 12,000 Series Z Warrants were issued to Belmont as a portion of additional interest under the DIP Loan.

      If the Company's Common Stock trades at $30.46 per share for ten of the preceding fifteen trading days at any time prior to December 15, 1999, the Company may accelerate the expiration date of the Warrants to a date 15 days after notice to such Warrant holders.

      As of  December  31,  1996,  the number of Series X Warrants  and Series Y
Warrants  issued  and  outstanding  were  approximately   605,000  and  605,000,
respectively.

NOTE J     RETIREMENT PLANS

      A foreign subsidiary has a defined benefit pension plan covering substantially all eligible employees. The benefits under the plan are based on wages and years of service with the subsidiary. The Company's policy is to fund the minimum amount required by law.

      Net pension expense for the foreign defined benefit plan included in the accompanying Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994 consists of the following components (in thousands):

                                                               Predecessor
                                 Reorganized Company             Company
                                 1996            1995             1994
                             -------------   -------------    --------------

Service costs--benefits
  earned                         $4,222          $2,659          $1,725
Interest on projected
  benefit obligations             4,295           3,337           2,772
Actual return on plan assets     (6,264)         (6,493)          2,554
Net amortization and
  deferral                        1,254           2,875          (6,296)
                             =============   =============    ==============
Net pension expense              $3,507          $2,378            $755
                             =============   =============    ==============

      The benefit obligations and funded status of the plan at December 31, 1996 and 1995 are as follows (in thousands):

                                        1996              1995
                                     ------------      ------------

Accumulated benefit obligations:
  Vested                              $49,663           $38,825
  Impact of future salary increases     7,936             6,367
                                     ------------      ------------

Projected benefit obligations          57,599            45,192

Plan assets at market value            58,991            45,503
                                     ------------      ------------

Excess of plan assets over
  projected benefit obligations         1,392               311
Unrecognized prior service cost           791               790
Unrecognized net gain from past
  experience different from
  that assumed and effect of
  changes in assumptions                 (663)             (898)
Unrecognized net asset from initial
  application of SFAS No. 87           (3,004)             (679)
                                     ------------      ------------

Accrued pension                       $(1,484)            $(476)
                                     ============      ============

      The assumptions used as of December 31, 1996, 1995 and 1994 in determining the pension cost and liability shown above were as follows:

                                         1996   1995    1994
                                        -----------------------

Discount rate                             8.5%   8.5%    9.0%
Rate of salary progressions               6.5%   6.5%    7.0%
Rate of return on assets                 10.0%  10.0%   10.0%

     The unrecognized net asset of the foreign plan is being amortized over 15 years. The plan assets are invested approximately 80% in equity securities and 20% in fixed income securities.

      The Company contributes to various union pension funds based upon wages paid to union employees of the mechanical and electrical construction and facilities services business units. Such contributions approximated $41.1 million, $35.1 million and $41.4 million for the years ended December 31, 1996, 1995 and 1994, respectively.

      The Company has a defined contribution retirement plan that covers its U.S. non-union eligible employees. Contributions to this plan are based on a percentage of the employee's base compensation. The expense recognized for the years ended December 31, 1996, 1995 and 1994, relating to continuing operations for the defined contribution plan was $2.1 million, $2.1 million and $6.9 million, respectively.

NOTE K     COMMITMENTS AND CONTINGENCIES

      The Company and its subsidiaries lease land, buildings and equipment under various leases. The leases frequently include renewal options and require the Company to pay for utilities, taxes, insurance and maintenance expenses.

      Future minimum payments, by year and in the aggregate, under capital leases, non-cancelable operating leases and related sub-leases with initial or remaining terms of one or more years at December 31, 1996 are as follows (in thousands):

                                   Capital     Operating
                                    Leases      Leases     Sub-leases

Year 1                                $237      $12,708      $2,291
Year 2                                 168       10,330       2,405
Year 3                                 143        7,972       2,233
Year 4                                 101        4,698       2,222
Year 5                                 358        2,567       1,814
Thereafter                              --        9,795       8,839
                                  -----------  ----------  -----------

Total minimum lease payments         1,007      $48,070     $19,804
                                               ==========  ===========

Amounts representing interest          246
                                  -----------

Present value of net minimum
  lease payments                      $761
                                  ===========


      Rent expense relating to continuing operations for the years ended December 31, 1996, 1995 and 1994 was $17.5 million, $17.5 million and $20.2 million, respectively. Rent expense for the years ended December 31, 1996, 1995 and 1994 includes sub-lease rentals of $2.4 million, $1.7 million and $1.4 million, respectively. Rent expense relating to discontinued operations for the year ended December 31, 1994 was $2.8 million.

      The Company has employment agreements with certain of its executive officers and management personnel. These agreements generally continue until terminated by the executive or the Company and provide for salary continuation for a specified number of months under certain circumstances. Certain of the agreements provide the employees with certain additional rights if a change in control (as defined) of the Company occurs.

      The Company is contingently liable to sureties in respect of performance and payment bonds issued by the sureties in connection with certain contracts entered into by the Company in the normal course of business. The Company has agreed to indemnify the sureties for any payments made by them in respect of such bonds.

NOTE L      DISCONTINUED OPERATIONS

      As discussed in Note C, in May 1996, the Company completed the sale of substantially all of the assets of JWS for an aggregate purchase price of approximately $179.0 million, subject to post-closing adjustments; approximately $1.2 million of this purchase price is being held in escrow pending determination of post-closing adjustments, and in May 1996, the Company also completed the sale of the stock of Sea Cliff for approximately $2.6 million, subject to post-closing adjustments; approximately $0.5 million of this purchase price is being held in escrow for a period of approximately one year pending determination of post-closing adjustments and as collateral security for certain indemnification obligations. Approximately 96% of the common stock of JWS is owned by the Company.

      The proceeds, as defined, from the sale of JWS' assets have been and will be applied to pay JWS liabilities and preferred stock obligations and to satisfy the minority stock interest in JWS. Of the balance, $15.0 million was used to repay a portion of indebtedness under the Company's then outstanding MES Credit Agreement and approximately $66.5 million was used to redeem in full its Series A Notes. As the liabilities of JWS are finally determined, JWS' various contingent liabilities are resolved, funds held in escrow under the Sales Agreements for the sale of assets of JWS and the stock of Sea Cliff are released, and post closing adjustments under the Sales Agreements are agreed upon, additional amounts of the sales proceeds may become available, from time to time, for additional redemptions of the SellCo Notes.

      Revenues of the water supply business were $65.0 million for the year ended December 31, 1994. Operating income of the water supply business was $14.3 million for the year ended December 31, 1994.

      Operating results of discontinued operations (the water supply business) for the year ended December 31, 1994 are as follows (in thousands):

                                             Predecessor
                                               Company
                                                 1994
                                             -------------

                      Revenues                $64,993
                      Costs and expenses       50,725
                                             -------------
                      Operating income         14,268
                      Interest expense         (4,052)
                                             -------------
                      Income before
                        taxes                  10,216
                      Provision for
                      income taxes                 --
                                             =============
                      Income from
                        discontinued
                        operations            $10,216
                                             =============

NOTE M     BUSINESSES SOLD AND OTHER NET ASSETS HELD FOR SALE

      For the year ended December 31, 1994, the Company received cash proceeds of $13.6 million from the sale of certain non-core businesses and other assets. The assets sold included the sale of the Company's telephone systems business, its minority ownership in an environmental business and other non-core businesses.

      Revenues and operating losses of businesses sold and other net assets held for sale for the year ended December 31, 1994 are as follows (in thousands):

                                         Predecessor
                                           Company
                                             1994
                                        ----------------

                      Revenues             $168,939
                      Operating loss       $(13,651)


NOTE N      INSURANCE RESERVES

      The Company's insurance liability is determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. The present value of such claims was determined at December 31, 1996 and 1995 using a 4% discount rate. The estimated current portion of the insurance liability was approximately $3.2 million and $4.9 million at December 31, 1996 and 1995, respectively. Such amounts are included in "Other accrued expenses and liabilities" in the accompanying Consolidated Balance Sheets. The non-current portion of the insurance liability was approximately $18.5 million and $32.2 million at December 31, 1996 and 1995, respectively. Such amounts are included in "Other Long-Term Obligations". The undiscounted liability was approximately $24.9 million and $42.3 million at December 31, 1996 and 1995, respectively.

      During the second quarter of 1996, the Company entered into an agreement with one of its insurers to reinsure the Company's obligations to bear certain losses incurred for insurance plan years from October 1, 1992 to September 30, 1995. Under this agreement, amounts previously deposited by the Company with one of its insurers as collateral to fund certain losses under the deductible portion of its insurance program were returned to the Company and used to fund the cost of that agreement and to pay down, in July 1996, approximately $10.1 million of indebtedness under the New Credit Facility. As of December 31, 1996, the Company was utilizing $16.4 million of letters of credit obtained under the New Credit Facility referred to in Note F as collateral for its current insurance obligations, and therefore presently is not required to deposit cash as collateral for such obligations.

      The Company is subject to regulation with respect to the handling of certain materials used in construction which are classified as hazardous or toxic by Federal, State and local agencies. The Company's practice is to avoid participation in projects principally involving the remediation or removal of such materials. However, where remediation is a required part of contract performance, the Company believes it complies with all applicable regulations governing the discharge of material into the environment or otherwise relating to the protection of the environment.

      The Company believes that it maintains adequate insurance coverage for its current operations.

NOTE O      ADDITIONAL CASH FLOW INFORMATION (in thousands)

                         Reorganized Company     Predecessor Company
                             December 31,            December 31,
                          1996         1995               1994
                        ----------   ----------     ------------------
Cash paid during the year for:
 Interest                $7,624       $6,797             $7,250
 Income taxes              $168         $886               $720


NOTE P      SEGMENT INFORMATION

      The  following  presents   information  about  continuing   operations  by
geographic areas for the years ended December 31, 1996, 1995 and 1994 (in thousands):

                                            Net
                                           (Loss)
                                           Gain On
                                         Businesses                  Net
                             Operating     Sold or                 Assets
                               Income      Held For  Identifiable   Held
                 Revenues      (loss)        Sale       Assets    For Sale
                -----------  -----------  ----------  ----------  ---------
1996
United States   $1,131,882    $16,509         $--     $405,954        $--
United Kingdom    358,334         902          --     139,620          --
Canada            139,554       1,517          --      39,499          --
Other              39,504      (1,814)         --      29,674          --
                ===========  ===========  ==========  ==========  =========
                $1,669,274    $17,114         $--     $614,747        $--
                ===========  ===========  ==========  ==========  =========

1995
United States   $1,035,975     $4,847       $(926)    $447,790    $61,969
United Kingdom    379,691       2,383          --     139,000          --
Canada            135,031       1,307          --      41,376          --
Other              38,047      (2,644)         --      20,810          --
                ===========  ===========  ==========  ==========  =========
                $1,588,744    $ 5,893       $(926)    $648,976    $61,969
                ===========  ===========  ==========  ==========  =========

1994
United States   $1,334,537    $(9,773)     $1,183     $487,438    $55,401
United Kingdom    287,372      (5,274)         --     119,461          --
Canada            113,331      (6,966)         --      35,681          --
Other              28,721        (190)         --      12,588          --
                ===========  ===========  ==========  ==========  =========
                $1,763,961   $ (22,203)    $1,183     $655,168    $55,401
                ===========  ===========  ==========  ==========  =========

      Other includes the Far East and Middle East.

NOTE Q - SELECTED UNAUDITED QUARTERLY INFORMATION (In Thousands, Except Per Share Data)

1996 QUARTERLY RESULTS     March 31     June 30    Sept 30      Dec 31
                           ----------  ----------  ---------   ---------

Revenues                   $382,744    $387,657    $432,452    $466,421
Gross profit                37,172      37,814      41,549      44,253
Net (loss) income          ($3,653)     $9,207      $1,931      $1,952
                           ==========  ==========  =========   =========

Net (loss) income per
  share                     ($0.37)     $0.93        $0.19       $0.20
                           ==========  ==========  =========   =========

1995 QUARTERLY RESULTS     March 31    June 30     Sept 30     Dec 31
                           ----------  ----------  ---------   ---------

Revenues                   $386,015    $381,562    $403,941    $417,226
Gross profit                31,867      31,934      38,709      40,637
Net (loss) income          ($6,959)    ($5,718)       $593      $1,231
                           ==========  ==========  =========   =========

Net (loss) income per
  share                     ($0.74)    ($0.61)       $0.06       $0.13
                           ==========  ==========  =========   =========


NOTE R      LEGAL PROCEEDINGS

      The Dynalectric Company ("Dynalectric"), a wholly-owned subsidiary of the Company, is a defendant in an action entitled Computran v. Dynalectric, et. al., pending in Superior Court of New Jersey, Bergen County, arising out of its participation in a joint venture. In the action, which was instituted in 1988, the plaintiff, Computran, a participant in and a subcontractor to the joint venture, alleges that Dynalectric wrongfully terminated it from the subcontract, fraudulently diverted funds due it, misappropriated its trade secrets and proprietary information, fraudulently induced it to enter into the joint venture and conspired with other defendants to commit certain acts in violation of the New Jersey Racketeering Influence and Corrupt Organization Act. Dynalectric believes that Computran's claims are without merit and intends to defend this matter vigorously. Dynalectric has filed counterclaims against Computran. Discovery is ongoing and no trial date has been scheduled.

      In  February  1995 as  part of an  investigation  by the New  York  County
District Attorney's office into the business affairs of Herbert Construction Company ("Herbert"), a general contractor that does business with the Company's subsidiary, Forest Electric Corporation ("Forest"), a search warrant was executed at Forest's executive offices. At that time, the Company was informed that Forest and certain of its officers are targets of the continuing investigation. Neither the Company nor Forest has been advised of the precise nature of any suspected violation of law by Forest or its officers. On July 11, 1995, Ted Kohl, a principal of Herbert, and DPL Interiors, Inc., a company allegedly owned by Kohl, were indicted by a New York County grand jury for grand larceny, fraud, repeated failure to file New York City Corporate Tax Returns and related money laundering charges. Kohl was also charged with filing false personal income and earnings tax returns, perjury and offering false instruments for filing with the New York City School Construction Authority. In a press release announcing the indictment, the Manhattan District Attorney said that the investigation disclosed that Mr. Kohl allegedly received more than $7 million in kickbacks from subcontractors through a scheme in which he allegedly inflated subcontracts on Herbert's construction contracts. At a July 11, 1995 press conference following the indictment, the District Attorney announced that the investigation was continuing and that he expected further indictments in the investigation.

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

NOTE S     ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

      Effective January 1, 1994, the Company adopted the provisions of SFAS 112. This standard requires that the cost of benefits provided to former or inactive employees be recognized on an accrual basis of accounting. Previously, the Company recognized such post employment benefit costs (primarily short-term disability and severance costs) when paid. The cumulative effect of adopting SFAS 112 was to record a charge of $2.1 million as of January 1, 1994. Such amount has been reflected in the Consolidated Statements of Operations for the year ended December 31, 1994 under the caption "Cumulative Effect of Change in Method of Accounting for Post -employment Benefits". The adoption of SFAS 112 did not have a material effect on the 1994 loss before extraordinary item and cumulative effect of accounting changes.

NOTE T    OTHER

      During 1994, the Company wrote down its investment in Health Care International Ltd. ("HCI"), a Scottish hospital, due to its deteriorating financial condition. HCI was placed in receivership in November, 1994.

NOTE U     FRESH-START REPORTING

      The Company has accounted for its reorganization by using the principles of Fresh-Start Accounting as required by SOP 90-7. For accounting purposes, the Company assumed that the Plan of Reorganization was consummated on December 31, 1994. Under the principles of Fresh-Start Accounting, the Company's total net assets were recorded at their assumed reorganization value, with the reorganization value allocated to identifiable assets on the basis of their estimated fair value. Accordingly, the Company's accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts were reduced by approximately $11.6 million. In addition, its intangible assets of approximately $60.5 million were written off. The Company's accumulated stockholders' deficit of approximately $334.5 million and cumulative translation adjustments of $6.2 million were eliminated. The excess of reorganization value over the value of identifiable assets is reported as "Reorganization value in excess of amounts allocable to identifiable assets" (the "Excess Reorganization Value").

      The primary valuation methodology employed by the Company, with the assistance of its financial advisors, to determine the reorganization value of the Company was a net present value approach. The valuation was based on the Company's forecasts of unleveraged, after-tax cash flows calculated for each year over the four year period from 1994 to 1997, capitalizing projected earnings before interest, taxes, depreciation and amortization at multiples ranging from 3 to 10 selected to value earnings and cash flows beyond 1997, and discounting the resulting amounts to present value at rates ranging from 10% to 30% selected to approximate the Company's projected weighted average cost of capital. The above calculations resulted in an estimated reorganization value of approximately $81.1 million, of which the Excess Reorganization Value was $5.0 million.

      As a result of the implementation of Fresh-Start Accounting, the consolidated financial statements of the Company after consummation of the Plan of Reorganization are not comparable to the Company's consolidated financial statements of prior periods, and have been separated by a black line.

      The effect of the Plan of Reorganization, including the discharge of debt, and the implementation of Fresh-Start Accounting on the Company's Consolidated Balance Sheet as of December 31, 1994 was as follows (in thousands):

                             Adjustments to Record Plan of Reorganization
                          ---------------------------------------------------
                                           Debt
                        Pre-Fresh-Start  Discharge                Fresh-Start
                            Balance        and                      Balance
                             Sheet       Exchange    Fresh-Start    Sheet
                            December     of Stock    Adjustments   December
                            31, 1994        (a)         (f)        31, 1994
                          ---------------------------------------------------

CURRENT ASSETS:
Cash and cash equivalents   $52,505         $--      $     --      $52,505
Accounts receivable, net    441,958         --        (3,000)      438,958
Costs and estimated
  earnings in excess
  of billings on
  uncompleted contracts      60,912         --        (8,565)       52,347
 Inventories                  6,910         --            --         6,910
 Prepaid expenses and
  other                       8,115         --            --         8,115
 Net assets held for sale    83,113         --       (27,712)(g)    55,401
                          -------------  ----------  -----------  -----------
TOTAL CURRENT ASSETS        653,513         --       (39,277)      614,236
                          -------------  ----------  -----------  -----------

INVESTMENTS, NOTES, AND
  OTHER LONG-TERM
  RECEIVABLES                 6,122         --            --         6,122

PROPERTY, PLANT AND
  EQUIPMENT, NET             33,670         --            --        33,670

Other assets:
Excess of cost of
  acquired
  businesses over net
  assets                     57,435         --       (57,435)           --
Reorganization value in
  excess of
  amounts allocable to
  identifiable
  assets                         --         --         5,000         5,000
Miscellaneous                51,595         --        (3,125)       48,470
                          -------------  ----------  -----------  -----------
                            109,030         --       (55,560)       53,470
                          =============  ==========  ===========  ===========
TOTAL ASSETS              $ 802,335         $--      $(94,837)    $ 707,498
                          =============  ==========  ===========  ===========

                                                                  (continued)

                              Adjustments to Record Plan of Reorganization
                          ------------------------------------------------------

                          Pre-Fresh-      Debt
                             Start      Discharge
                            Balance        and                      Fresh-Start
                             Sheet       Exchange    Fresh-Start       Sheet
                           December      of Stock     Adjustments     December
                           31, 1994        (a)            (f)         31, 1994
                          ------------------------------------------------------

CURRENT LIABILITIES:
Notes payable                $4,803            $--          $--         $4,803
Borrowings under working
  capital
  credit lines               40,000            --           --          40,000
Current maturities of
  long term
  debt of capital lease
  obligations                2,627          (538)(b)       --           2,089
Series A Senior Notes            --        63,785(b)    (8,384)(g)      55,401
Accounts payable            219,564            --           --         219,564
Billings in excess of
  costs and estimated
  earnings on uncompleted
  contracts                 115,567            --           --         115,567
Accrued expenses and
  other liabilities          84,574            --           --          84,574
                          ------------  ------------  -------------  -----------
TOTAL CURRENT
  LIABILITIES               467,135        63,247       (8,384)        521,998
                          ------------  ------------  -------------  -----------

LONG TERM DEBT                3,667        68,292(b)   (10,729)         61,230
                          ------------  ------------  -------------  -----------

OTHER LONG TERM
  OBLIGATIONS                43,140            --           --          43,140
                          ------------  ------------  -------------  -----------

PRE-CONSENT DATE
  LIABILITIES SUBJECT TO
  COMPROMISE                622,859     (622,859)(b)(c)     --              --
                          ------------  ------------  -------------  -----------

STOCKHOLDERS' (DEFICIT)
  EQUITY
Old Series A Preferred
  Stock                      20,905       (20,905)(d)       --              --
Old Common Stock              4,073        (4,073)(d)       --              --
New Common Stock                 --            94 (d)       --              94
Old Warrants of
  Participation                 576          (576)(d)       --              --
New Warrants                     --            --        2,179           2,179
Capital Surplus             204,591        25,460     (151,194)         78,857
Cumulative translation
  adjustments                (6,241)           --        6,241              --
(Deficit)                  (558,370)      491,320 (e)   67,050              --
                          ------------  ------------  -------------  -----------
TOTAL STOCKHOLDERS'
  (DEFICIT) EQUITY         (334,466)      491,320      (75,724)         81,130
                          ------------  ------------  -------------  -----------

TOTAL LIABILITIES AND
  STOCKHOLDERS'
  (DEFICIT) EQUITY         $802,335           $--     $(94,837)       $707,498
                          ============  ============  =============  ===========

(a) Reflects adjustments relating to discharge of debt and exchange of newly issued debt and equity securities pursuant to the Plan of Reorganization.

(b) Reflects the discharge of old debt and issuance of new debt under the Plan of Reorganization as follows (In thousands):

                                     Historical    Restructure      Fresh
                                      Carrying     Discharge/       Start
                                       Amount       Exchange      Balance*
                                     ------------  ------------  ------------
Senior Notes Payable under
Revolving Credit Facility             $155,795     $(155,795)          $--
Senior Notes Payable under Various
Indentures                             328,572      (328,572)           --
Subordinated Note Payable                9,600        (9,600)           --
Convertible Subordinated Debentures      7,040        (7,040)           --
                                     ------------  ------------  ------------
Total Debt in Default                 $501,007     $(501,007)           --
                                     ============  ============  ============
Other Senior Notes (included in
current maturities
  of long-term debt)                      $538         $(538)          $--
                                     ============  ============  ============
New 7% Series A Senior Secured Notes        $--      $63,785(1)    $63,785
                                     ============  ============  ============
New 11% Series C Notes (included in
long-term debt)                             $--      $62,827       $62,827
                                     ============  ============  ============

New 8% Supplemental SellCo Note
(included in long-term debt)                $--       $5,464       $ 5,464
                                     ============  ============  ============

  * The pro forma adjustments to the recorded debt balances reflect the differences between the historical carrying amounts of the old debt securities and the face amount of the new debt securities issued pursuant to the Plan of Reorganization before fresh-start adjustments.

  (1) The amount of Series A Notes to be issued are based upon an assumed total of $100.0 million of pre-petition general unsecured claims after settlement of disputed and unliquidated pre-petition general unsecured claims. An additional $7.2 million of Series A Notes were available to be issued to holders of general unsecured claims calculated as follows (in millions):

      Authorized value of Series A Notes                          $71.0
      Series A Notes issued or estimated to be issued              63.8

      Series A Notes available for issue                          $  7.2
                                                                  ======

 (c) Reflects reduction of recorded amounts of accrued interest, insurance reserves, other impaired liabilities and unexpired leases rejected by the Company during its bankruptcy proceeding classified as pre-consent liabilities subject to compromise (in thousands):

                                                   Long
                         Accounts    Accrued       Term
                         Payable     Expenses    Liabilities  Total


Accrued interest            $--     $43,315         $--    $ 43,315
Insurance reserves           --       9,600      26,800      36,400
Amount due to JWP
Information
  Services, Inc.             --      24,933          --      24,933
Foreign debt guarantees      --       6,037          --       6,037
Stock price guarantees       --       5,118          --       5,118
Preferred dividends in
  arrears                    --       2,257          --       2,257
Unexpired leases             --          --       1,718       1,718
Directors' retirement
  benefits                   --          --         975         975
Other impaired claims       400         699          --       1,099
                         ---------   ---------   ---------   --------

Total                     $ 400      $91,959     $29,493     $121,852
                         =========   =========   =========   =========

(d) Reflects the elimination of the recorded book value of old common stock, old preferred stock and warrants of participation upon consummation of the Plan of Reorganization and the issuance of 1,518,000 Warrants and 9,424,083 shares of Common Stock, $.01 par value.

(e) The deficit was reduced by the net reduction in debt due to the discharge of old debt and issuance of new debt instruments at face value, as well as the reduction of recorded amounts of impaired liabilities as described in Note (c). Reconciliation to "Gain on debt discharge" shown in the Consolidated Statement of Operations (in thousands):

      $491,320        Equity adjustment to record plan of reorganization
        14,951        Debt discount recorded as Fresh start adjustment
       (81,130)       Fair value of equity securities issue recorded as
                      Fresh-start adjustment
       (11,892)       Series B Notes which were paid on the Effective
       -------
                      Date
      $413,249        Gain on debt discharge
      ========

(f) To record the adjustments to state assets and liabilities at fair value and to eliminate the deficit in accumulated earnings against additional paid-in capital. Reconciliation to "Fresh-start adjustments" shown in the Consolidated Statement of Operations (in thousands):

      $ 75,724        Equity adjustment to record plan of reorganization
        14,951        Debt discount included in calculation of gain on
                      debt discharge
       (11,892)       Series B Notes which were paid on the Effective
       -------
                      Date
      $ 78,783        Fresh-start adjustments
      ========

(g) Amount includes approximately $4.1 million of principal reduction of Series A Notes on the Effective Date.

NOTE V      PRO FORMA STATEMENT OF OPERATIONS

      The following unaudited Consolidated Pro Forma Statement of Operations reflects the financial results of the Company as if the reorganization had been effective January 1, 1994 (in thousands, except per share data):


                                        Operations
                                          Sold or       Other
                                         Held For     Pro Forma     Pro Forma
                           Historical    Sale (a)     Adjustments  Reorganized
                           ----------    --------     -----------  -----------


REVENUES                   $1,763,961   $(168,939)         $--     $1,595,022
                           -----------  ------------  -----------  ------------

COSTS AND EXPENSES:
Cost of sales              1,607,589     (152,023)         --      1,455,566
Selling, general and
  administrative             178,575      (30,567)     (3,646)(b)    144,362
                           -----------  ------------  -----------  ------------
                           1,786,164     (182,590)     (3,646)     1,599,928
                           -----------  ------------  -----------  ------------

OPERATING LOSS:              (22,203)      13,651       3,646         (4,906)

Interest expense, net         (2,476)         120     (13,211)(c)    (15,567)
Net gain on businesses
  sold or held
  for sale                     1,183           --      (1,183)(d)         --
Loss on investment            (4,452)          --          --         (4,452)
REORGANIZATION ITEMS:
  Professional fees          (12,535)          --      12,535(e)          --
  Fresh--start adjustments    (78,783)          --      78,783(e)          --
                           -----------  ------------  -----------  ------------
                            (119,266)      13,771      80,570        (24,925)

   INCOME TAX BENEFIT           (332)          --          --           (332)
                           -----------  ------------  -----------  ------------

(LOSS) FROM CONTINUING
  OPERATIONS BEFORE
  EXTRAORDINARY ITEM
  AND CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE     $(118,934)     $13,771     $80,570       $(24,593)
                           ===========  ============  ===========  ============

 NET INCOME (LOSS) PER
  SHARE FROM CONTINUING
  OPERATIONS BEFORE
  EXTRAORDINARY ITEM
  AND CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE       $(12.62)       $1.46         $8.55       $(2.61)
                           ===========  ============  ===========  ============

(a) Reflects adjustments to the Company's historical Consolidated Statement of
    Operations to eliminate revenues, cost and expenses and interest.
(b) Reflects the following adjustments to selling, general and administrative expenses:

    To eliminate amortization of goodwill and
    other intangibles                                  $ 3,646
                                                       =======

(c) Reflects the following adjustments to interest expense, net:

    To record interest expense on 11% Series C
    Notes based upon the pro forma discounted
    carrying value and assuming a discount rate
    of 14%                                             $ 7,745

    To record interest expense on 8% SellCo
    Supplemental Note (as that term is hereafter
    defined) based upon the pro forma discounted
    carrying value and assuming a discount rate
    of 14%                                                 596

    To record  interest  expense on new working
    capital credit  facilities assuming an average of
    $30.0 million outstanding at 15%(f)                  4,500

    To reverse interest on debtor-in-possession
    credit facility                                     (2,030)

    To record debt issuance costs at closing             2,400
                                                         -----

                                                       $13,211
                                                       =======

    Interest expense on the 7% Series A Notes and Series B Notes is not included as a component of interest expense as amounts will be paid from the net cash proceeds of sale of stock or assets of subsidiaries of SellCo and other net assets held for sale.
    Under the terms of the Series A Notes,
    interest expense would have been $6.8
    million for the year ended December 31, 1994.

(d) To eliminate net gain on sale of businesses        $ 1,183
                                                       =======

(e) To eliminate various legal and other professional fees associated with the
    Chapter 11  proceeding  and to record
    fair value  adjustments  in accordance
    with SOP 90-7.

(f) The amount of borrowings under credit lines made available to the Company on the Effective
    Date was contingent upon the cash requirements of the Company. The following table reflects the impact of various borrowing levels on the pro forma statement of operations:

                           Pro Forma Reorganized
----------------------------------------------------------------------------

                                                            Net loss per
                                                             share from
                                                             continuing
                                                             operations
                                     Net Income (loss)         before
                                      from continuing       extraordinary
                                     operations before        item and
                        Total        extraordinary effect    cumulative
          Borrowing    Interest    and cumulative effect      effect of
            Level       Expense     of accounting change  accounting change
            -----       -------     --------------------  -----------------

         $35 million    $16,317           ($25,343)            ($2.69)
         $40 million     17,067            (26,093)             (2.77)
         $45 million    $17,817           ($26,843)            ($2.85)

                   Report of Independent Public Accountants

To the Board of Directors and Stockholders of EMCOR Group, Inc.:

We have audited the accompanying Consolidated Balance Sheets of EMCOR Group, Inc. and its subsidiaries (a Delaware corporation) (the "Company"), as of December 31, 1996 and 1995, and the related Consolidated Statements of Operations, Cash Flows and Stockholders' Equity for the years then ended. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements as of and for the years ended December 31, 1996 and 1995 and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP
Stamford, Connecticut
February 28, 1997

                   Report of Independent Public Accountants

To the Board of Directors and Stockholders of EMCOR Group, Inc.:

We have audited the accompanying Consolidated Statements of Operations, Stockholders' Equity (Deficit) and Cash Flows of EMCOR Group, Inc. (formerly JWP INC.) and its subsidiaries (the "Company"), for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to report on these financial statements based on our audits. Our audit also included the financial statement schedule for the year ended December 31, 1994 listed in the Index at Item 14 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to report on these financial statements and schedule based on our audit.

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

As discussed in Notes A and U to the consolidated financial statements, the Company emerged from Chapter 11 of the U.S. Bankruptcy Code on December 15, 1994. Accordingly, the accompanying financial statements have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. The Company accounted for the Reorganization as of December 31, 1994 and adopted Fresh-Start Reporting.

In our opinion, such consolidated financial statements present fairly, in all material respects, the Company's operations and its cash flows for the year ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth.

As more fully described in Note R to the consolidated financial statements, the Company is involved with certain legal proceedings. The Company is presently unable to predict the outcome of these proceedings, and the impact, if any, that the ultimate resolution of such matters will have upon the Company and its consolidated financial statements. No provision for any liability that may result from the resolution of these uncertainties has been made in the accompanying consolidated financial statements.

As discussed in Note S to the consolidated financial statements, the Company changed its method of accounting for post-employment benefits effective January 1, 1994.


DELOITTE & TOUCHE LLP
New York, New York
March 17, 1995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


Not Applicable


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by Item 10 with respect to identification of directors is incorporated herein by reference to the material to be included under the caption "Election of Directors" in the Company's definitive proxy statement for its Annual Meeting of Stockholders, at which Directors are to be elected, which definitive proxy statement is to be filed not later than 120 days after the end of the Company's fiscal year ended December 31, 1996.

      The information called for by Item 10 with respect to "Executive Officers of the Registrant" is included in Part I under the caption "Executive Officers of the Registrant".



ITEM 11.  EXECUTIVE COMPENSATION

      The information required by Item 11 with respect to executive compensation is incorporated herein by reference to the material to be included in the Company's definitive proxy statement for its Annual Meeting of Stockholders, at which Directors are to be elected, which definitive proxy statement is to be filed not later than 120 days after the end of the Company's fiscal year ended December 31, 1996.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by Item 12 with respect to certain beneficial owners and management is incorporated herein by reference to the material under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's definitive proxy statement for its Annual Meeting of Stockholders, at which Directors are to be elected, which definitive proxy statement is to be filed not later than 120 days after the end of the Company's fiscal year ended December 31, 1996.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 with respect to certain transactions with management and directors is incorporated herein by reference to the material under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its Annual Meeting of Stockholders, at which Directors are to be elected, which definitive proxy statement is to be filed not later than 120 days after the end of the Company's fiscal year ended December 31, 1996.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            (a)(1 The  following  consolidated  financial  statements of
                        EMCOR Group, Inc. and subsidiaries  are   included  in
                        Part II, Item 8:
                  Financial Statements:
                  Consolidated Balance Sheets - December 31, 1996 and 1995
                  Consolidated   Statements   of   Operations  -  Years  Ended
                        December 31, 1996, 1995 and 1994
                  Consolidated   Statements   of  Cash  Flows  -  Years  Ended
                        December 31, 1996, 1995 and   1994
                  Consolidated Statements of Stockholders' Equity
                        (Deficit) - Years Ended  December 31,  1996,  1995 and
                        1994
                  Notes to Consolidated Financial Statements
                  Report of Independent Public Accountants

            (a)(2)The  following   financial   statement  schedules  are
                        included in this Form 10-K report:

                  Schedule II - Valuation And Qualifying Accounts

                  All other schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the consolidated financial statements or notes thereto.

            (a)(3)The  exhibits  listed on the Exhibit  Index  following the consolidated financial statements hereof are filed herewith in response to this Item.

                                   Schedule II
                                EMCOR Group, Inc.
                        Valuation and Qualifying Accounts


                                    Additions
                      Balance              Charged To
                      at         Costs        Other                Balance at
     Description      Beginning  and        Accounts   Deductions  End of Year
                       of Year   Expenses                  (1)
-------------------------------------------------------------------------------
Allowance for
doubtful accounts

Year Ended December     $14,892     $1,258    $2,736        $(74)    $18,812
  31, 1996
Year Ended December      19,820      2,538    (3,553)     (3,913)     14,892
  31, 1995
Year Ended December     $31,170     $2,909   $(7,695)    $(6,564)    $19,820
  31, 1994

(1) Deductions represent uncollectible balances of accounts receivable written off, net of recoveries.

                                EMCOR GROUP, INC.
                                  EXHIBIT INDEX
Exhibit             Description              Incorporated By Reference
   No                                            To, or Page Number

2(a)     Disclosure Statement and Third     Exhibit 2(a) to the
         Amended Joint Plan of              Company's Registration
         Reorganization (the "Plan of       Statement on Form 10 as
         Reorganization") proposed by       originally filed March 17,
         EMCOR Group, Inc. (formerly JWP    1995 (the "Form 10")
         INC.) (the "Company" or "EMCOR")
         and its subsidiary SellCo
         Corporation ("SellCo"), as
         approved for dissemination by the
         United States Bankruptcy Court,
         Southern District of New York
         (the "Bankruptcy Court"), on
         August 22, 1994

2(b)     Modification to the Plan of        Exhibit 2(b) to Form 10
         Reorganization dated September
         29, 1994

2(c)     Second Modification to the Plan    Exhibit 2(c) to Form 10
         of Reorganization dated September
         30, 1994

2(d)     Confirmation Order of the          Exhibit 2(d) to Form 10
         Bankruptcy Court dated September
         30, 1994 (the "Confirmation
         Order") confirming the Plan of
         Reorganization, as amended

2(e)     Amendment to the Confirmation      Exhibit 2(e) to Form 10
         Order dated December 8, 1994

2(f) Post--confirmation modification to Exhibit 2(f) to Form 10 the Plan of Reorganization entered on December 13, 1994

2(g) Asset Acquisition Agreement dated Exhibit 2(g) to the Company's February 9, 1996 between The City Annual Report on Form 10-K for of New York, Jamaica Water Supply the year ended December 31, 1995
         Company and EMCOR                  (the "1995 EMCOR Form 10-K")


2(h)     Asset Acquisition Agreement dated  Exhibit 2(h) to 1995 Form
         February 9, 1996 between Water     10-K
         Authority of Western Nassau
         County, Jamaica Water Supply
         Company and EMCOR

3(a-1)   Restated Certificate of            Exhibit 3(a-5) to Form 10
         Incorporation of EMCOR filed
         December 15, 1994

3(a-2)   Amendment dated November 28, 1995  Exhibit 3(a-2) to 1995 Form
         to the Restated Certificate of     10-K
         Incorporation of EMCOR

3(b)     By-Laws                            Exhibit 3(b) to Form 10

4.1      Credit Agreement (the "Credit      Exhibit 4 to the Company's
         Agreement") dated as of June 19,   Report on Form 8-K dated
         1996 among EMCOR, certain of its   June 25, 1996
         subsidiaries and Harris Trust and
         Savings Bank, individually and as
         agent, and the lenders which are
         or become parties thereto

Exhibit             Description              Incorporated By Reference
   No                                            To, or Page Number

4.2      First Amendment dated as of        Page
         September 27, 1996 to Credit
         Agreement*

4.3      Second Amendment dated as of       Page
         December 24, 1996 to Credit
         Agreement*

4.4      Third Amendment dated as of        Page
         February 28, 1997 to Credit
         Agreement*

4.5      Indenture, dated as of December    Exhibit 4.3 to Form 10
         15, 1994, among EMCOR, MES, as
         guarantor, and Fleet National
         Bank of Connecticut, as trustee,
         in  respect of 11% Series C Notes,
         Due 2001  ("Series C Indenture")

4.6      First Supplemental Indenture       Exhibit 4.4 to 1995 Form 10-K
         dated as of January 28, 1995 to
         Series C Indenture

4.7      Second Supplemental Indenture      Exhibit 4.9 to the Company's
         dated as of February 29, 1996 to   Registration Statement on
         Series C Indenture                 Form S-8 dated April 25, 1996

4.8      Indenture, dated as of December    Exhibit 4.4 to Form 10
         15, 1994, between SellCo and
         Fleet National Bank of
         Connecticut, as trustee, in
         respect of SellCo's 12%
         Subordinated Contingent Payment
         Notes, Due 2004

10(a-1)  Employment Agreement dated as of   Exhibit 10(e) to the
         September 14, 1987 between the     Company's Annual Report on
         Company and Sheldon I. Cammaker    10-K for the year ended
                                            December 31, 1987 (the "1987
                                            Form 10-K")

10(a-2)  Amendment dated March 15, 1988 to  Exhibit 10(f) to 1987 Form
         Employment Agreement dated as of   10-K
         September 14, 1987 between the
         Company and Sheldon I. Cammaker

10(b)    Employment Agreement dated as of   Exhibit 10(t) to the
         April 18, 1994 between the         Company's Annual Report on
         Company and Frank T. MacInnis      Form 10-K for the year ended
                                            December 31, 1992

10(c)    Employment Agreement dated as of   Page
         January 1, 1996 between the
         Company and Leicle E. Chesser*

10(d)    Employment Agreement dated as of   Page
         January 1, 1996 between the
         Company and Jeffrey M. Levy*

10(e)    1994 Management Stock Option Plan  Exhibit 10(o) to Form 10

Exhibit             Description              Incorporated By Reference
   No                                            To, or Page Number

10(f)    1995 Non-Employee Directors'       Exhibit 10(p) to Form 10
         Non-Qualified Stock Option Plan

10(g)    Form of Indemnification Agreement  Exhibit 10(q) to Form 10

10(h)    Reliance Insurance Companies'      Exhibit  10(r) to Form 10
         Underwriting and Continuing
         Indemnity Agreement dated as of
         November 22, 1994, among the
         Company, Dyn Specialty
         Contracting, Inc. ("Dyn"), B&B
         Contracting & Supply Company
         ("B&B"), Dynalectric Company
         ("Dyn Co."), Dynalectric Company
         of Nevada ("Dyn-- Nevada"), Contra
         Costa Electric, Inc. ("Contra
         Costa"), Kirkwood Electric Co.,
         Inc. ("Kirkwood") and Reliance
         Surety Company, Reliance
         Insurance Company, United Pacific
         Insurance Company, Reliance
         National Indemnity Company,
         Reliance National Insurance
         Company of New York and Reliance
         Insurance Company of Illinois

10(i)    Form of Security Agreement dated   Exhibit 10(s) to Form 10
         as of November 22, 1994 made by
         each of Dyn, B&B, Dyn Co.,
         Dyn--Nevada, Contra Costa, and
         Kirkwood, in favor of and for the
         benefit of Reliance Surety
         Company, Reliance Insurance
         Company, United Pacific Insurance
         Company, Reliance National
         Indemnity Company and Reliance
         Insurance Company of Illinois

10(j)    Pledge Agreement dated November    Exhibit 10(t) to Form 10
         22, 1994 between the Company and
         Reliance Surety Company, Reliance
         Insurance Company, United Pacific
         Insurance Company, Reliance
         National Indemnity Company and
         Reliance Insurance Company of
         Illinois

10(k)    Pledge Agreement dated November    Exhibit 10(u) to Form 10
         22, 1994 between Dyn and Reliance
         Surety Company, Reliance
         Insurance Company, United Pacific
         Insurance Company Reliance
         National Indemnity Company and
         Reliance Insurance Company of
         Illinois

10(l)    Subordination Agreement dated      Exhibit 10(v) to Form 10
         November 22, 1994 among Dyn, Dyn
         Co., B&B, Dyn--Nevada, Contra
         Costa and Kirkwood and Reliance
         Surety Company, Reliance
         Insurance Company, United Pacific
         Insurance Company, Reliance
         National Indemnity Company and
         Reliance Insurance Company of
         Illinois

Exhibit             Description              Incorporated By Reference
   No                                            To, or Page Number

11       Computation of Primary  Earnings    Page
         Per Common Share and Common Share
         Equivalent for the years ended
         December 31, 1996 and 1995*

21       List of Significant Subsidiaries*   Page

27       Financial Data Schedule*            Page

* Filed Herewith

      Pursuant to Item 601(b)(4)(iii) of Regulation S--K, upon request of the Securities and Exchange Commission, the Registrant hereby undertakes to furnish a copy of any unfiled instrument which defines the rights of holders of long-term debt of the Registrant's subsidiaries.

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              EMCOR GROUP, INC.
                                      ------------------------------------
                                                 (Registrant)


Date:  March 3, 1997            By           /s/Frank T. MacInnis
                                      ------------------------------------
                                              FRANK T. MacINNIS
                                           Chairman of the Board of
                                           Directors, President and
                                           Chief Executive Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 3, 1997

/s/Frank T. MacInnis              Chairman of the Board of
--------------------              Director, President and
FRANK T. MacINNIS                 Chief Executive Officer

/s/Stephen W. Bershad                     Director
---------------------
STEPHEN W. BERSHAD

/s/David A.B. Brown                       Director
-------------------
DAVID A.B. BROWN

/s/Thomas D. Cunningham                   Director
-----------------------
THOMAS D. CUNNINGHAM

/s/Albert Fried, Jr.                      Director
--------------------
ALBERT FRIED, JR.

/s/Malcolm T. Hopkins                     Director
---------------------
MALCOLM T. HOPKINS

/s/Kevin C. Toner                         Director
-----------------
KEVIN C. TONER


/s/Leicle E. Chesser            Executive Vice President and
--------------------              Chief Financial Officer
LEICLE E. CHESSER

/s/Mark A. Pompa               Vice President and Controller
----------------
MARK A. POMPA