Form 10-Q
period 1997-03-31
EMCOR GROUP INC
filed 1997-05-01
CIK 105634

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

For the quarterly period ended March 31, 1997
                                         OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No __

      Applicable Only To Issuers Involved In Bankruptcy Proceedings During
                            The Previous Five Years
                            -----------------------
     Indicate by check mark whether the registrant has filed all documents required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934, subsequent to the distribution of securities under a plan confirmed by a court. Yes X No __

                      Applicable Only To Corporate Issuers
                      ------------------------------------
     Number of shares of Common Stock outstanding as of the close of business on April 30, 1997: 9,529,635 shares.

                              EMCOR GROUP, INC.
                                    INDEX


                                                                        Page No.


PART I - Financial Information

Item 1  Financial Statements

Condensed  consolidated  balance  sheets - as of March 31, 1997
and December 31,1996                                                        1

Condensed consolidated statements of operations three
months ended March 31, 1997 and 1996                                        3

Condensed consolidated statements of cash flows three months
ended March 31, 1997 and 1996                                               4

Condensed  consolidated statement of stockholders' equity -
three months ended March 31, 1997                                           5

Notes to condensed consolidated financial statements                        6


Item 2  Management's discussion and analysis of financial condition and
        results of operations                                               9

PART II - Other Information

Item 1      Legal Proceedings                                              11

Item 6      Exhibits and Reports on Form 8-K                               11

------------------------------------------------------------------------

------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
----------------------------------------------------------------------
                                       March 31,      December 31,
                                         1997             1996
                                   (Unaudited)
----------------------------------------------------------------------

ASSETS

Current Assets:
   Cash and cash equivalents           $61,072         $50,705
   Accounts receivable, net            460,011         442,930
   Costs and estimated earnings in
     excess of billings on
     uncompleted contracts              71,669          67,765
   Inventories                           8,695           9,108
   Prepaid expenses and other            8,238           8,143
                                    ----------------------------------

Total Current Assets                   609,685         578,651
                                    ----------------------------------

Investments, Notes and Other Long-Term
   Receivables                           4,940           5,737

Property, Plant and Equipment, Net      27,004          26,952

Other Assets                             3,373           3,407
                                    ----------------------------------

Total Assets                          $645,002        $614,747
                                    ==================================



See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share and Share Amounts)
----------------------------------------------------------------------
                                            March 31,     December
                                               1997          31,
                                           (Unaudited)      1996
----------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Borrowings under working capital credit line   $19,300      $14,200
  Current maturities of long-term debt               504          361
  Accounts payable                               218,174      218,099
  Billings in excess of costs and estimated
    earnings on uncompleted contracts            119,635      105,653
  Accrued payroll and benefits                    50,466       43,789
  Other accrued expenses and liabilities          41,038       39,596
                                             ---------------------------

Total Current Liabilities                        449,117      421,698
                                             ---------------------------

Long-Term Debt                                    73,184       73,051

Other Long-Term Obligations                       38,730       36,115

Stockholders' Equity:
   Common Stock, $.01 par value, 13,700,000
     shares authorized, 9,514,636 shares
     issued or reserved for issuance, and
     outstanding                                      95           95

   Warrants                                        2,154        2,154
   Capital surplus                                81,820       81,672
   Cumulative translation adjustment               1,062        1,378
   Accumulated Deficit                            (1,160)      (1,416)
                                             ---------------------------

Total Stockholders' Equity                        83,971       83,883
                                             ---------------------------

Total Liabilities and Stockholders' Equity      $645,002     $614,747
                                             ===========================



See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts) (Unaudited)
----------------------------------------------------------------------

Three months ended March 31,                  1997          1996
----------------------------------------------------------------------

Revenues                                   $433,770       $382,744

Costs and Expenses:
   Cost of sales                            394,705        345,572
   Selling, general and administrative       35,623         36,643
                                         -----------------------------
                                            430,328        382,215
                                         -----------------------------

Operating Income                              3,442            529

Interest Expense, Net                         3,008          3,761
                                         -----------------------------

Income (Loss) Before Income Taxes               434         (3,232)
Provision For Income Taxes                      178            421
                                         -----------------------------

Net Income (Loss)                              $256        ($3,653)
                                         =============================

Income (Loss) Per Common Share and Common
  Equivalent Share:                           $0.03          ($0.37)
                                         =============================


See notes to condensed consolidated financial statements.

 EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands) (Unaudited)
-------------------------------------------------------------------------

Three months ended March 31,                         1997        1996

-------------------------------------------------------------------------

CASH FLOWS FROM OPERATIONS:
   Net income (loss)                                  $256     ($3,653)
   Non-cash expenses                                 2,363       4,163
   Changes in operating assets and liabilities       4,216       2,816
                                                  -----------------------
NET CASH PROVIDED BY OPERATIONS                      6,835       3,326
                                                  -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under working capital credit lines     5,100           --
   Payments of long-term debt and capital lease
     obligations                                       (62)        (199)
   Change in notes payable, net                          --        (425)
                                                  -----------------------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                          5,038        (624)
                                                  -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment, net   (2,317)     (1,170)
   Proceeds from sale of businesses and other assets    14         281
   Decrease in investments, notes and other
     long-term receivables                             797          --

                                                  -----------------------
NET CASH USED IN INVESTING ACTIVITIES               (1,506)       (889)
                                                  -----------------------

INCREASE IN CASH AND CASH EQUIVALENTS               10,367       1,813

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    50,705      53,007

                                                  -----------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $61,072     $54,820
                                                  =======================

SUPPLEMENTAL CASH FLOW INFORMATION
   Cash Paid For:
   Interest                                         $2,074      $1,449
   Income Taxes                                        $15         $62



See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In Thousands) (Unaudited)
------------------------------------------------------------------------------
                                                Cumulative
                      Common           Capital  TranslatioAccumulated
                       Stock  Warrants Surplus  Adjustment  Deficit    Total
------------------------------------------------------------------------------

Balance, January 1,      $95  $2,154   $81,672   $1,378    ($1,416)   $83,883
1997

Net income                --      --       --        --        256       256

NOL Utilization           --      --      148        --         --       148

Translation               --      --       --      (316)        --      (316)
adjustments
                      --------------------------------------------------------

Balance, March 31,       $95  $2,154   $81,820   $1,062    ($1,160)   $83,971
1997
                      ========================================================



See notes to condensed consolidated financial statements.

=====================================================================

=====================================================================

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE A  Nature Of Operations

EMCOR Group, Inc. ("EMCOR" or the "Company") is a multinational corporation involved in mechanical and electrical construction and facilities services. EMCOR, which conducts its business through subsidiaries, specializes in the design, integration, installation, start-up, testing, operation and maintenance of (i) distribution systems for electrical power (including power cables, conduits, distribution panels, transformers, generators, uninterruptible power supply systems and related switch gear and control); (ii) lighting systems, including fixtures and controls; (iii) low-voltage systems, including fire alarm, security, communications and process control systems; (iv) heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems; and (v) plumbing, process and high purity piping systems. EMCOR's subsidiaries provide mechanical and electrical construction services directly to end-users (including corporations, municipalities and other governmental entities, owners/developers, and tenants of buildings) and, indirectly, by acting as a subcontractor, to construction managers, general contractors and other subcontractors. Mechanical and electrical construction services are principally: large installation projects, with contracts generally in the multi-million dollar range; smaller system installation projects involving fit-out, renovation and retrofit work; and maintenance and service. In addition, certain EMCOR subsidiaries operate and maintain mechanical and/or electrical systems for customers under contracts and provide other services commonly referred to as facilities services including the management of facilities and the provision of support services to customers at the customer's facilities. Mechanical and electrical construction and facilities services are provided to a broad range of commercial, industrial and institutional customers through offices located in major markets throughout the United States, Canada, the United Kingdom, the Middle East and Hong Kong.


NOTE B  Basis of Presentation

The accompanying condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Readers of this report should refer to the consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly the financial position of the Company and the results of its operations. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

NOTE C  Net Income (Loss) Per Common Share and Common Equivalent Share

Net income (loss) per common share and common equivalent share for the three month periods ended March 31, 1997 and 1996 have been calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents relating to warrants and stock options outstanding when the effect of such common stock equivalents are dilutive. Weighted average number of shares outstanding as of March 31, 1997 and 1996 were 9,514,636 and 9,424,706, respectively.

NOTE D  Long-Term Debt

Long-Term Debt in the accompanying condensed consolidated balance sheets consists of the following amounts at March 31, 1997 and December 31, 1996 (in thousands):
                                                      March 31,     December 31,
                                                         1997           1996
                                                     -------------  ------------

Series C Notes, outstanding face value of
  approximately $73.8 million   at 11.0%,
  discounted to a 14.0% effective rate, due 2001       $66,312        $66,039
Supplemental  SellCo Note, outstanding face value of
  approximately $5.5 million at 8.0%, discounted to
  a 14.0% effective rate, due   2004                     4,534          4,474
Capital Lease Obligations at weighted average
  interest rates from 7.25% to 11.0%, payable in
  varying amounts through 2004                             989          1,007
Other, at weighted average interest rates of
  approximately 9.6%, payable in varying amounts
  through 2012                                           1,853          1,892
                                                     -------------  ------------
                                                        73,688         73,412
Less current maturities                                   (504)          (361)
                                                     -------------  ------------

                                                         $73,184        $73,051
                                                     =============  ============


NOTE E  Income Taxes

The Company files a consolidated federal income tax return including all U.S. subsidiaries. At March 31, 1997, the Company had net operating loss carryforwards ("NOLs") for U.S. income tax purposes of approximately $200.0 million, which expire in the years 2007 through 2011. The NOLs are subject to review by the Internal Revenue Service. Future changes in ownership of the Company, as defined by Section 382 of the Internal Revenue Code, could limit the amount of NOLs available for use in any one year.

As a result of the adoption of fresh-start accounting, the tax benefit of any net operating loss carryforwards or net deductible temporary differences which existed as of the date of the Company's emergence from Chapter 11 in December 1994 will result in a charge to the tax provision (provision in lieu of income taxes) and be allocated to reorganization value in excess of amounts allocable to identifiable assets established in connection with the Company's emergence from bankruptcy and to capital surplus.

The Company has provided a valuation allowance as of March 31, 1997 for the full amount of the tax benefit of its remaining NOLs and other deferred tax assets. Income tax expense recorded for the three month periods ended March 31, 1997 and 1996 represent a provision primarily for federal, foreign and state and local income taxes. The Company's utilization of NOLs and other deferred tax assets for the three months ended March 31, 1997 of approximately $0.1 million have been applied to capital surplus.


NOTE F  Legal Proceedings

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

In February 1995, as part of an investigation by the New York County District Attorney's office into the business affairs of Herbert Construction Company ("Herbert"), a general contractor that does business with the Company's subsidiary, Forest Electric Corporation ("Forest"), a search warrant was executed at Forest's executive offices. At that time, the Company was informed that Forest and certain of its officers are targets of the continuing investigation. Neither the Company nor Forest has been advised of the precise nature of any suspected violation of law by Forest or its officers. On July 11, 1995, Mr. Kohl, a principal of Herbert, and DPL Interiors, Inc., a company owned by Mr. Kohl, were indicted by a New York County grand jury for grand larceny, fraud, repeated failure to file New York City Corporate Tax Returns and related money laundering charges. Mr. Kohl was also charged with filing false personal income and earnings tax returns, perjury and offering false instruments for filing with the New York City School Construction Authority. In a press release announcing the indictment, the Manhattan District Attorney said that the investigation disclosed that Mr. Kohl allegedly received more than $7.0 million in kickbacks from subcontractors through a scheme in which he allegedly inflated subcontracts on Herbert's construction contracts. At a July 11, 1995 press conference following the indictment, the District Attorney announced that the investigation was continuing and that he expected further indictments in the investigation.

On April 7, 1997 Mr. Kohl plead guilty to one count of money laundering, one count of offering a false instrument for filing and one count of filing a false New York State Resident Income Tax Return before New York Supreme Court Justice Edward McLaughlin. DPL Interiors, Inc. also plead guilty to one count of failing to file New York City General Income Tax Returns. Sentencing for Mr. Kohl and DPL Interiors, Inc. is scheduled for September 9, 1997.

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

Note G  New Accounting Pronouncement

Statement of Financial Accounting Standards No. 128 ("SFAS No. 128" or the "Statement"), Earnings Per Share ("EPS"), which establishes standards for computing and presenting EPS, is effective for both interim and annual periods ending after December 15, 1997. The statement does not permit early application of its provisions. The statement replaces the presentation of primary EPS with a presentation of basic EPS, as defined. It also requires dual presentation of basic and diluted EPS on the face of the Statement of Operations for entities with a complex capital structure. Had EPS been determined in accordance with SFAS No. 128, the Company's basic EPS and diluted EPS for the three month periods ended March 31, 1997 and 1996 would have been the following pro forma amounts:

                                        March 31,           March 31,
                                           1997                1996
                                    -------------------  -----------------

Pro Forma Basic EPS                       $0.03               ($0.38)
Pro Forma Diluted EPS                     $0.03               ($0.37)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues for the first quarter of 1997 were $433.8 million compared to $382.7 million in the first quarter of 1996. In the first quarter of 1997 the Company generated net income of $0.3 million or $0.03 per share compared a net loss of $3.7 million or $0.37 per share in the first quarter of 1996.

The Company generated operating income of $3.4 million for the three months ended March 31, 1997 compared to operating income of $0.5 million in the same period of the prior year. The improvement in operating income for the three months ended March 31, 1997 is attributable to a $4.8 million charge, recorded as selling, general and administrative expense ("SG&A") during the first quarter of 1996, related to a previously announced adverse arbitration award in connection with a contract dispute. The arbitration award was subsequently settled for $4.3 million in October 1996. In addition, the first quarter of 1996 included the favorable close out of contracts.

The increase in revenues for the first quarter of 1997 as compared to the same period in the prior year was primarily attributable to the continued increase in commercial construction activity in the Western United States and to an increase in revenues in the Eastern United States, due principally to the previously announced acquisition of two mechanical construction subsidiaries in late 1996 and early 1997.

SG&A for the quarters ended March 31, 1997 and 1996 were $35.6 million, or 8.2% of revenues, and $36.6 million , or 9.6% of revenues, respectively. SG&A expenses for the first quarter of 1996 exclusive of the adverse arbitration award discussed above were $31.8 million, or 8.3% of revenues. The increase in SG&A for the first quarter of 1997 compared to the same period in the prior year, exclusive of the adverse arbitration award, is attributable to the increase in operations.

The Company's backlog was $1,051.2 million at March 31, 1997 and $1,043.7 million at December 31, 1996. Between December 31, 1996 and March 31, 1997, the Company's backlog in Canada increased by $27.8 million, its backlog in the United States increased minimally and its backlog in the United Kingdom decreased by $21.7 million. The increase in the Company's Canadian backlog was primarily attributable to improved economic conditions in Western Canada. The decline in the United Kingdom backlog is due to the continued progress towards the completion of several large projects, exchange rate fluctuations and the continued weakness in the United Kingdom commercial construction market resulting in a decline in new work.

Liquidity and Capital Resources

The Company's consolidated cash balance increased by $10.4 million from $50.7 million at December 31, 1996 to $61.1 million at March 31, 1997. The March 31, 1997 cash balance included approximately $18.3 million at foreign subsidiaries which is available only to support their respective operations. The Company generated positive operating cash flow for the three months ended March 31, 1997 due to improvements in working capital which were partially used, in April 1997, to repay borrowings under the Company's revolving credit facility and to fund capital expenditures. As of March 31, 1997, the Company's total borrowing capacity under its revolving credit facility was $81.6 million, and the Company had approximately $31.4 million and $19.3 million of letters of credit and revolving loans, respectively, outstanding as of that date. The revolving loans are classified as Current Liabilities under the caption "Borrowings under working capital credit lines" in the accompanying condensed consolidated balance sheet.

In September, 1996, the Company's Canadian subsidiary, Comstock Canada Ltd., renewed a credit agreement with a bank providing for an overdraft facility of up to Cdn. $2.0 million. The facility is secured by certain assets of Comstock Canada Ltd. and deposit instruments of another Canadian subsidiary of the Company. The facility provides for interest at the bank's prime rate (6.75% at March 31, 1997) plus 3/4% and expires on June 30, 1997. There were no borrowings outstanding under this credit agreement at March 31, 1997.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The information in Note H to the Company's March 31, 1997 Notes to Condensed Consolidated Financial Statements (unaudited) regarding legal proceedings is hereby incorporated herein by reference thereto.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit No. 3(ii)       By-laws of the Company, as amended to date.

      Exhibit No. 4.          Fourth  Amendment  dated as of March 31, 1997
                              to Credit Agreement.

      Exhibit No. 11.         Computation  of Earnings Per Common Share and
                              Common Equivalent Share for the three month period ended March 31, 1997.

      Exhibit No. 27.         Financial Data Schedule.

(b) During the quarter ended March 31, 1997, the Company filed a report on Form 8-K dated March 31, 1997 reporting information with respect to Item 5.

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


                                                  EMCOR GROUP, INC.
                                        ---------------------------------
                                                     (Registrant)


Date:  May 1, 1997                 By:           /s/FRANK T. MacINNIS
                                        ---------------------------------
                                                  Frank T. MacInnis
                                               Chairman of the Board of
                                                 Directors and Chief
                                                  Executive Officer


Date:  May 1, 1997                 By:           /s/LEICLE E. CHESSER
                                        ---------------------------------
                                        ---------------------------------
                                                  Leicle E. Chesser
                                               Executive Vice President
                                              and Chief Financial Officer