Form 10-Q
period 1997-06-30
EMCOR GROUP INC
filed 1997-08-07
CIK 105634

FORM 10-Q

                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                            Quarterly Report Under Section 13 or
                        15(d) of the Securities Exchange Act of 1934
------------------------------------------------------------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                                                OR


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

                Delaware                                11-2125338
-----------------------------------------        -------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)               Identification Number)

    101 Merritt Seven Corporate Park                    06851-1060
                                                        ----------
          Norwalk, Connecticut                          (Zip Code)
-----------------------------------------
(Address of principal executive offices)

             (203) 849-7800
-----------------------------------------
    (Registrant's telephone number)

     N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No __

     Applicable Only To Issuers Involved In Bankruptcy Proceedings During The Previous Five Years Indicate by check mark whether the registrant has filed all documents required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934, subsequent to the distribution of securities under a plan confirmed by a court. Yes X No __

                      Applicable Only To Corporate Issuers

     Number of shares of Common Stock outstanding as of the close of business on August 4,1997: 9,549,767 shares.

                                EMCOR GROUP, INC.
                                      INDEX


                                                                    Page No.


PART I - Financial Information

Item 1  Financial Statements

        Condensed consolidated balance sheets -
        as of June 30, 1997 and December 31, 1996                             1

        Condensed consolidated statements of operations -
        three months ended June 30, 1997 and 1996                             3

        Condensed consolidated statements of operations -
        six months ended June 30, 1997 and 1996                               4

        Condensed consolidated statements of cash flows -
        six months ended June 30, 1997 and 1996                               5

        Condensed consolidated statement of stockholders'
        equity - six months ended June 30, 1997                               6

        Notes to condensed consolidated financial statements                  7


Item 2  Management's discussion and analysis of financial condition and
        results of operations                                                 11

PART II - Other Information

Item 1  Legal Proceedings                                                     13

Item 4  Submission of Matters to a Vote of Security Holders                   13

Item 6  Exhibits and Reports on Form 8-K                                      13

                                             2
PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
----------------------------------------------------------------------
                                       June 30,       December 31,
                                         1997             1996
                                      (Unaudited)
----------------------------------------------------------------------

ASSETS

Current Assets:
    Cash and cash equivalents          $35,285         $50,705
    Accounts receivable, net           461,029         442,930
    Costs and estimated earnings in
      excess of billings on
      uncompleted contracts             70,867          67,765
    Inventories                          8,517           9,108
    Prepaid expenses and other          11,478           8,143
                                    ----------------------------------

Total Current Assets                   587,176         578,651
                                    ----------------------------------

Investments, Notes and Other Long-Term
    Receivables                          4,062           5,737

Property, Plant and Equipment, Net      26,587          26,952

Other Assets                             3,148           3,407
                                    ----------------------------------

Total Assets                          $620,973        $614,747
                                    ==================================



See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share and Share Amounts)
----------------------------------------------------------------------
                                             June 30,     December
                                               1997          31,
                                           (Unaudited)      1996
----------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Borrowings under working capital
      credit lines                             $13,780      $14,200
    Current maturities of long-term debt           319          361
    Accounts payable                           220,435      218,099
    Billings in excess of costs and
      estimated earnings on uncompleted
      contracts                                109,432      105,653
    Accrued payroll and benefits                43,615       43,789
    Other accrued expenses and liabilities      42,958       39,596
                                           ---------------------------

Total Current Liabilities                      430,539      421,698
                                           ---------------------------

Long-Term Debt                                  62,989       73,051

Other Long-Term Obligations                     42,543       36,115

Stockholders' Equity:
    Common Stock, $.01 par value,
      13,700,000 shares authorized,
      9,545,967 shares and 9,514,636
      shares issued and outstanding or
      reserved for issuance at
      June 30, 1997 and December 31, 1996,
      respectively                                  95           95
    Warrants                                     2,154        2,154
    Capital surplus                             82,506       81,672
    Cumulative translation adjustment              414        1,378
    Accumulated Deficit                           (267)      (1,416)
                                           ---------------------------

Total Stockholders' Equity                      84,902       83,883
                                           ---------------------------

Total Liabilities and Stockholders' Equity    $620,973     $614,747
                                           ===========================



See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts) (Unaudited)
----------------------------------------------------------------------

Three months ended June 30,                   1997          1996
----------------------------------------------------------------------

Revenues                                   $475,617       $387,657

Costs and Expenses:
    Cost of sales                           432,118        349,843
    Selling, general and administrative      37,232         33,790
                                         -----------------------------
                                            469,350        383,633
                                         -----------------------------

Operating Income                              6,267          4,024
Other Income, Net                                --         12,500
Interest Expense, Net                         3,051          3,729
                                         -----------------------------

Income Before Income Taxes                    3,216         12,795
Provision For Income Taxes                    1,319          3,588
                                         -----------------------------

Income Before Extraordinary Item              1,897          9,207

Extraordinary Item - Loss on Early
  Extinguishment of Debt, Net of
  Income Taxes                               (1,004)            --
                                         -----------------------------

Net Income                                     $893         $9,207
                                         =============================

Per Share Information:
Income Before Extraordinary Item              $0.19          $0.93

Extraordinary Item - Loss on Early
  Extinguishment of Debt, Net of
  Income Taxes                                (0.10)           --
                                         -----------------------------

Net Income Per Common Share and Common
  Equivalent Share                            $0.09           $0.93
                                         =============================


See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts) (Unaudited)
----------------------------------------------------------------------

Six months ended June 30,                     1997          1996
----------------------------------------------------------------------

Revenues                                   $909,387       $770,401

Costs and Expenses:
    Cost of sales                           826,823        695,415
    Selling, general and administrative      72,855         70,433
                                         -----------------------------
                                            899,678        765,848
                                         -----------------------------

Operating Income                              9,709          4,553
Other Income, Net                                --         12,500
Interest Expense, Net                         6,059          7,490
                                         -----------------------------

Income Before Income Taxes                    3,650          9,563
Provision For Income Taxes                    1,497          4,009
                                         -----------------------------

Income Before Extraordinary Item              2,153          5,554

Extraordinary Item - Loss on Early
  Extinguishment of Debt, Net of
  Income Taxes                               (1,004)           --
                                         -----------------------------

Net Income                                   $1,149         $5,554
                                         =============================

Per Share Information:
Income Before Extraordinary Item              $0.21           $0.56

Extraordinary Item - Loss on Early
  Extinguishment of Debt, Net of
  Income Taxes                                (0.10)            --
                                         -----------------------------

Net Income Per Common Share and Common
  Equivalent Share:                           $0.11           $0.56
                                         =============================




See notes to condensed consolidated financial statements.

 EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands) (Unaudited)
-------------------------------------------------------------------------

Six months ended June 30,                            1997        1996

-------------------------------------------------------------------------

CASH FLOWS FROM OPERATIONS:
    Net income                                      $1,149      $5,554
    Non-cash expenses                                5,707       7,757
    Changes in operating assets and liabilities     (6,631)      6,977
                                                  -----------------------
NET CASH PROVIDED BY OPERATIONS                        225      20,288
                                                  -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of working capital credit line         (37,000)    (35,000)
    Borrowings under working capital credit lines   36,580      20,125
    Payments of 7% Senior Secured Notes (Series A)      --     (66,424)
    Payments of 11% Series C Notes                 (11,920)         --
    Borrowings  (payments) of long-term  debt and
      capital lease obligation                          31        (456)
    Change in notes payable, net                        --       1,881
    Exercise of stock options                          171         476
                                                  -----------------------
NET CASH USED IN FINANCING ACTIVITIES              (12,138)    (79,398)
                                                  -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment,
      net                                           (5,201)     (2,016)
    Proceeds from sale of businesses and other
      assets                                            19         288
    Proceeds from sales of net assets held for
      sale                                              --      66,424
    Decrease in investments, notes and other
      long-term receivables                          1,675         453
                                                  -----------------------
NET CASH (USED IN) PROVIDED BY INVESTING
  ACTIVITIES                                        (3,507)     65,149
                                                  -----------------------

(DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                      (15,420)      6,039

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                         50,705      53,007

                                                  -----------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $35,285     $59,046
                                                  =======================

SUPPLEMENTAL CASH FLOW INFORMATION
    Cash Paid For:
       Interest                                     $4,677      $2,876
       Income Taxes                                   $238        $224



See notes to condensed consolidated financial statements.


EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In Thousands) (Unaudited)


-------------------------------------------------------------------------------------------
                                                         Cumulative
                        Common                 Capital   Translation Accumulated
                        Stock       Warrants    Surplus   Adjustment   Deficit     Total
-------------------------------------------------------------------------------------------

Balance, January 1,
  1997................   $     95   $  2,154   $ 81,672   $  1,378    ($ 1,416)   $ 83,883

Net income ...........       --         --         --         --         1,149       1,149

NOL Utilization ......       --         --          663       --          --           663

Common stock issued
  under stock option
  plans ..............       --         --          171       --          --           171

Translation
  adjustments ........       --         --         --         (964)       --          (964)
                         ---------   --------   --------   ----------  ---------  ---------

Balance, June 30, 1997   $     95   $  2,154   $ 82,506   $    414    ($   267)   $ 84,902

                         ==================================================================



See notes to condensed consolidated financial statements.

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

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly the financial position of the Company and the results of its operations. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

NOTE C  Net Income Per Common Share and Common Equivalent Share

     Net income per common share and common equivalent share for the three and six month periods ended June 30, 1997 and 1996 have been calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents relating to warrants and stock options outstanding when the effect of such common stock equivalents are dilutive. Weighted average number of shares outstanding as of June 30, 1997 and 1996 were 9,525,224 and 9,444,851, respectively.

NOTE D  Long-Term Debt

Long-Term Debt in the accompanying condensed consolidated balance sheets consists of the following amounts at June 30, 1997 and December 31, 1996 (in thousands):
                                                       June 30,     December 31,
                                                         1997           1996
                                                    -------------  -------------

Series C Notes, outstanding face value of
  approximately $61.9 million and $73.8
  million at June 30, 1997 and  December 31, 1996,
  respectively, at 11.0%, discounted to a 14.0%
  effective rate, due 2001                              $55,784        $66,039
Supplemental  SellCo Note,  outstanding  face value of
  approximately $5.5 million at 8.0%, discounted
  to a 14.0% effective rate, due 2004                     4,594          4,474
Capital Lease Obligations at weighted average
  interest rates from 7.25% to 11.0%,
  payable  in  varying  amounts through 2004               1,249         1,007

Other, at weighted average interest rates of
  approximately 9.6%, payable in varying amounts
  through 2012                                            1,681          1,892
                                                      -----------  -------------
                                                          63,308         73,412

Less current maturities                                     (319)          (361)
                                                    -------------  -------------

                                                         $62,989        $73,051
                                                    =============  =============

     On June 3, 1997, the Company purchased $1.0 million of Series C Notes and retired such notes. On June 27, 1997, the Company called for the partial redemption of approximately $10.9 million principal amount of Series C Notes. In accordance with the Indenture governing the Series C Notes, the redemption price of the Series C Notes was 105% of the principal amount redeemed. Accordingly, the Company recorded an extraordinary loss of approximately $1.0 million related to the early retirement of debt. The extraordinary loss consisted primarily of the write-off of the associated debt discount plus premiums and costs associated with the redemption, net of income tax benefits of approximately $0.7 million.

NOTE E  Income Taxes

     The Company files a consolidated federal income tax return including all U.S. subsidiaries. At June 30, 1997, the Company had net operating loss carryforwards ("NOLs") for U.S. income tax purposes of approximately $200.0 million, which expire in the years 2007 through 2011. The NOLs are subject to review by the Internal Revenue Service. Future changes in ownership of the Company, as defined by Section 382 of the Internal Revenue Code, could limit the amount of NOLs available for use in any one year.

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

     The Company has provided a valuation allowance as of June 30, 1997 for the full amount of the tax benefit of its remaining NOLs and other deferred tax assets. Income tax expense recorded for the three and six month periods ended June 30, 1997 and 1996 represent a provision primarily for federal, foreign and state and local income taxes. The Company's utilization of NOLs and other deferred tax assets for the three and six months ended June 30, 1997 of $0.6 million and $0.7 million, respectively, have been applied to capital surplus. For the three and six months ended June 30, 1996, the Company's utilization of NOL's and other deferred tax assets were allocated to reorganization value in excess of amounts allocable to identifiable assets.

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

     On April 7, 1997 Mr. Kohl pled guilty to one count of money laundering, one count of offering a false instrument for filing and one count of filing a false New York State Resident Income Tax Return. DPL Interiors, Inc. also pled guilty to one count of failing to file New York City General Income Tax Returns. Sentencing for Mr. Kohl and DPL Interiors, Inc. is scheduled for September 9, 1997.

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

Note G  New Accounting Pronouncement

     Statement of Financial Accounting Standards No. 128 ("SFAS No. 128" or the "Statement"), Earnings Per Share ("EPS"), which establishes standards for computing and presenting EPS, is effective for both interim and annual periods ending after December 15, 1997. The statement does not permit early application of its provisions. The statement replaces the presentation of primary EPS with a presentation of basic EPS, as defined. It also requires dual presentation of basic and diluted EPS on the face of the Statement of Operations for entities with a complex capital structure. Had EPS been determined in accordance with SFAS No. 128, the Company's basic EPS and diluted EPS for the three and six month periods ended June 30, 1997 and 1996 would have been the following pro forma amounts:

                                      Three Months             Six Months
                                    1997        1996        1997        1996
                                  ---------   ---------   ---------   ---------

Pro Forma Basic EPS - Before
  Extraordinary Item                 $0.20       $0.98       $0.23       $0.59

Pro Forma Basic EPS -
  Extraordinary Item -
  Loss on Early Extinguishment
  of Debt, Net of Income Taxes       (0.11)        --        (0.11)        --
                                  ---------   ---------   ---------   ---------

Pro Forma Basic EPS - Net Income     $0.09       $0.98       $0.12       $0.59
                                  =========   =========   =========   =========


Pro Forma Diluted EPS - Before
   Extraordinary Item                $0.19       $0.93       $0.21       $0.56

Pro   Forma    Diluted    EPS   -
  Extraordinary Item   -
  Loss on Early Extinguishment
  of Debt, Net of Income Taxes       (0.10)        --        (0.10)        --
                                  ---------   ---------   ---------   ---------

Pro  Forma   Diluted  EPS  -  Net
  Income                             $0.09       $0.93       $0.11       $0.56
                                  =========   =========   =========   =========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Revenues for the second quarter of 1997 were $475.6 million compared to $387.7 million in the second quarter of 1996. In the second quarter of 1997, the Company generated net income of $0.9 million or $0.09 per share compared to net income of $9.2 million or $0.93 per share in the second quarter of 1996. Net income for the three and six month periods ended June 30, 1997 includes an after-tax charge of $1.0 million ($1.7 million pre-tax) associated with the early retirement of approximately $11.9 million of the Company's Series C Notes which is reflected in the accompanying condensed consolidated statements of operations for the three and six month periods ended June 30, 1997 under the caption "Extraordinary Item - Loss on Early Extinguishment of Debt, Net of Income Taxes". Net income in the second quarter of 1996 reflects a net after-tax gain of $8.1 million ($12.5 million pre-tax) on the sale of certain assets held for sale including the sale of substantially all of the assets of Jamaica Water Supply Company which is reflected in the accompanying condensed consolidated statements of operations for the three and six month periods ended June 30, 1996 under the caption "Other Income, Net".

     Revenues for the six months ended June 30, 1997 were $909.4 million compared to $770.4 million in the same period in the prior year. For the six months ended June 30, 1997, the Company generated net income of $1.1 million or $0.11 per share, inclusive of the $1.0 million extraordinary after-tax charge discussed above, compared to net income of $5.6 million, or $0.56 per share, for the six months ended June 30, 1996. Net income for the six months ended June 30, 1996 was favorably affected by an $8.1 million after-tax gain related to the sale of certain assets held for sale (see above), net of selling, general and administrative expenses ("SG&A") which included a $4.8 million charge related to an adverse arbitration award, which award was subsequently settled for $4.3 million in October 1996.

     The Company generated operating income of $6.3 million for the three months ended June 30, 1997 compared to operating income of $4.0 million in the same period of the prior year. For the six months ended June 30, 1997, the Company had operating income of $9.7 million compared to $4.6 million of operating income in the same period of the prior year. The improvement in operating income for the three months ended June 30, 1997 was principally attributable to an increase in operating volume. Operating income for the six months ended June 30, 1997 as compared to the same period of 1996 increased by $5.1 million due to increases in operating volume during 1997 and the negative impact during the first half of 1996 of the adverse arbitration award referred to above net of favorable closeout of certain contracts in the first quarter of 1996.

     The increase in revenues for the first half of 1997 as compared to the same period in the prior year was primarily attributable to the continued increase in commercial construction activity in the Western United States and to an increase in revenues in the Eastern United States, due principally to the previously announced acquisition of the businesses of two mechanical construction companies in late 1996 and early 1997.

     SG&A for the quarters ended June 30, 1997 and 1996 were $37.2 million, or 7.8% of revenues, and $33.8 million, or 8.7% of revenues, respectively. SG&A for the first half of 1997 was $72.9 million, or 8.0% of revenues, compared to $70.4 million, or 9.1% of revenues, for the first half of 1996. SG&A expenses for the first half of 1996, exclusive of the adverse arbitration award discussed above, were $65.6 million, or 8.5% of revenues. The increase in SG&A, in absolute dollars, for the three and six month periods ended June 30, 1997 compared to the same periods in the prior year, exclusive of the adverse arbitration award, is attributable to the increase in operations.

     On June 3, 1997,  the Company  purchased $1.0 million of Series C Notes and retired such notes. On June 27, 1997, the Company called for the partial redemption of approximately $10.9 million principal amount of Series C Notes. In accordance with the Indenture governing the Series C Notes, the redemption price of the Notes was 105% of the principal amount redeemed. Accordingly, the Company recorded an extraordinary loss of approximately $1.0 million related to the early retirement of debt. The extraordinary loss referred to above consisted primarily of the write-off of the associated debt discount plus premiums and costs associated with the retirement, net of income tax benefits of approximately $0.7 million.

     The Company's backlog was $1,020.9 million at June 30, 1997 and $1,043.7 million at December 31, 1996. Between December 31, 1996 and June 30, 1997, the Company's backlog in Canada increased by $27.7 million, its backlog in the United States decreased by $33.7 million and its backlog in the United Kingdom decreased by $16.8 million. The increase in the Company's Canadian backlog was primarily attributable to improved economic conditions in Western Canada. The decline in the domestic backlog is due to the continued progress towards completion of several large projects, primarily in the Western United States. The decline in the United Kingdom backlog is due to the continued progress towards completion of several large projects, exchange rate fluctuations and the continued weakness in the United Kingdom commercial construction market.

Liquidity and Capital Resources

     The Company's consolidated cash balance decreased by $15.4 million from $50.7 million at December 31, 1996 to $35.3 million at June 30, 1997. The June 30, 1997 cash balance included approximately $8.1 million at foreign subsidiaries which is available only to support their respective operations. The Company generated positive operating cash flow for the six months ended June 30, 1997 due to improvements in working capital which were used, along with a portion of the Company's existing cash balances, to repay borrowings under the Company's revolving credit facility, fund capital expenditures, purchase $1.0 million of Series C Notes and redeem approximately $10.9 million of Series C Notes.

     As of June 30, 1997, the Company's total borrowing capacity under its revolving credit facility was $81.6 million, and the Company had approximately $34.1 million and $13.8 million of letters of credit and revolving loans, respectively, outstanding as of that date. The revolving loans are classified as Current Liabilities under the caption "Borrowings under working capital credit lines" in the accompanying condensed consolidated balance sheets.

     In September, 1996, the Company's Canadian subsidiary, Comstock Canada Ltd., renewed a credit agreement with a bank providing for an overdraft facility of up to Cdn. $2.0 million. The facility is secured by certain assets of Comstock Canada Ltd. and deposit instruments of another Canadian subsidiary of the Company. The facility provides for interest at the bank's prime rate (4.75% at June 30, 1997) plus 3/4% and the terms of such facility are currently being renegotiated. There were no borrowings outstanding under this credit agreement at June 30, 1997. The Canadian subsidiary will utilize the Company's revolving credit facility for future working capital requirements.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     The information in Note H to the Company's June 30, 1997 Notes to Condensed Consolidated Financial Statements (unaudited) regarding legal proceedings is hereby incorporated herein by reference thereto.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  On June 20, 1997 the Company held an annual meeting of stockholders.

(b) At the annual meeting all of the seven directors of the Company stood for re-election, and each of them was re-elected for the ensuing year. Each of Messrs. David A.B. Brown, Thomas D. Cunningham, Albert Fried, Jr., Malcolm
     T. Hopkins and Frank T. MacInnis received 8,872,956 votes and each of Messrs. Stephen W. Bershad and Kevin R. Toner received 8,873,056 votes. The votes withheld were 300 which did not vote for Messrs. Brown, Cunningham, Fried, Hopkins and MacInnis and 200 which did not vote for Messrs. Bershad and Toner. There were no broker non-votes.

(c) The stockholders also voted upon a proposal to ratify the appointment by the Audit Committee of the Board of Directors of Arthur Andersen LLP,
     certified public accountants, as the Company's independent public accountants for 1997. 8,873,256 shares were voted in favor of ratification, none voted against ratification, and 700 shares abstained from voting thereon. There were no broker non-votes.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit No. 11. Computation of Earnings Per Common Share and Common Equivalent Share for the three and six month periods ended June 30, 1997.

     Exhibit No. 27.         Financial Data Schedule.

(b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

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


                                                  EMCOR GROUP, INC.
                                        ---------------------------------
                                                     (Registrant)


Date:  August 7, 1997              By:           /s/FRANK T. MacINNIS
                                        ---------------------------------
                                                  Frank T. MacInnis
                                               Chairman of the Board of
                                                    Directors and
                                               Chief Executive Officer


Date:  August 7, 1997              By:           /s/LEICLE E. CHESSER
                                        ---------------------------------
                                                   Leicle E. Chesser
                                               Executive Vice President
                                              and Chief Financial Officer