Form 10-Q
period 1997-09-30
EMCOR GROUP INC
filed 1997-10-31
CIK 105634

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

For the quarterly period ended September 30, 1997

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

For the transition period from __________ to __________
--------------------------------------------------------------------------

Commission file number 0-2315

                         EMCOR Group, Inc.
               ---------------------------------------
                    (Exact name of registrant as
                     specified in its charter)

             Delaware                          11-2125338
------------------------------------      ----------------------
  (State or other jurisdiction of           (I.R.S. Employer
  incorporation or organization)             Identification
                                                 Number)

 101 Merritt Seven Corporate Park              06851-1060
                                          ----------------------
       Norwalk, Connecticut                    (Zip Code)
------------------------------------
  (Address of principal executive
             offices)

          (203) 849-7800
------------------------------------
  (Registrant's telephone number)

                                      N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No __

Applicable Only To Issuers Involved In Bankruptcy Proceedings During The
                              Previous Five Years
                              -------------------
     Indicate by check mark whether the registrant has filed all documents required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934, subsequent to the distribution of securities under a plan confirmed by a court. Yes X No __

                      Applicable Only To Corporate Issuers
                      ------------------------------------
     Number of shares of Common Stock outstanding as of the close of business on October 28,1997: 9,576,567 shares.

                                EMCOR GROUP, INC.
                                      INDEX


                                                           Page No.


PART I - Financial Information

Item 1 Financial Statements

       Condensed consolidated balance sheets -
       as of September 30, 1997 and December 31, 1996                   1

       Condensed consolidated statements of operations -
       three months ended September 30, 1997 and 1996                   3

       Condensed consolidated statements of operations -
       nine months ended September 30, 1997 and 1996                    4

       Condensed consolidated statements of cash flows -
       nine months ended September 30, 1997 and 1996                    5

       Condensed consolidated statement of stockholders'
       equity - nine months ended September 30, 1997                    6

       Notes to condensed consolidated financial statements             7


Item 2 Management's discussion and analysis of financial condition
       and results of operations                                       11

PART II - Other Information

Item 1     Legal Proceedings                                           13

Item 6     Exhibits and Reports on Form 8-K                            13

PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
----------------------------------------------------------------------
                                   September 30,          December 31,
                                       1997                  1996
                                    (Unaudited)
----------------------------------------------------------------------

ASSETS

Current Assets:
    Cash and cash equivalents         $43,955               $50,705
    Accounts receivable, net          500,515               442,930
    Costs and estimated earnings in
     excess of billings on
     uncompleted contracts             70,512                67,765
    Inventories                         8,171                 9,108
    Prepaid expenses and other         10,127                 8,143
                                     -------------------------------

Total Current Assets                  633,280               578,651
                                     -------------------------------

Investments, Notes and Other
Long-Term Receivables                   5,106                 5,737


Property, Plant and Equipment, Net     26,468                26,952

Other Assets                            3,085                 3,407
                                    -------------------------------

Total Assets                         $667,939              $614,747
                                    ===============================



See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share and Share Amounts)
---------------------------------------------------------------------
                                      September 30,      December 31,
                                          1997               1996
                                       (Unaudited)
---------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Borrowings under working capital
     credit lines                        $17,596           $14,200
    Current maturities of long-term
     debt                                    305               361
    Accounts payable                     235,100           218,099
    Billings in excess of costs and
     estimated earnings on
     uncompleted contracts               122,612           105,653
    Accrued payroll and benefits          49,207            43,789
    Other accrued expenses and
     liabilities                          42,531            39,596
                                       ----------------------------

Total Current Liabilities                467,351           421,698
                                       ----------------------------

Long-Term Debt                            63,238            73,051

Other Long-Term Obligations               46,974            36,115

Stockholders' Equity:
    Common stock, $.01 par value,
     13,700,000 shares authorized,
     9,574,567 shares and 9,514,636
     shares issued and outstanding
     or issuable at September 30,
     1997 and December 31, 1996,
     respectively                             96                95
    Warrants                               2,154             2,154
    Capital surplus                       84,543            81,672
    Cumulative translation adjustment        614             1,378
    Retained earnings (accumulated
     deficit)                              2,969            (1,416)
                                       ----------------------------

Total Stockholders' Equity                90,376            83,883
                                       ----------------------------

Total Liabilities and Stockholders'     $667,939          $614,747
 Equity
                                       ============================



See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts) (Unaudited)
------------------------------------------------------------

Three months ended September 30,       1997        1996
------------------------------------------------------------

Revenues                           $521,975     $432,452

Costs and Expenses:
    Cost of sales                   473,445      390,903
    Selling, general and
     administrative                  39,940       35,566
                                   -------------------------
                                    513,385      426,469
                                   -------------------------

Operating Income                      8,590        5,983
Interest Expense, Net                 3,106        2,425
                                   -------------------------

Income Before Income Taxes            5,484        3,558
Provision For Income Taxes            2,248        1,627
                                   -------------------------

Net Income                           $3,236       $1,931
                                   =========================

Per Share Information:
----------------------
Net Income Per Common Share and
 Common Equivalent Share              $0.32        $0.19

                                   =========================


See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts) (Unaudited)
------------------------------------------------------------

Nine months ended September 30,        1997        1996
------------------------------------------------------------

Revenues                           $1,431,362   $1,202,853

Costs and Expenses:
    Cost of sales                  1,300,268    1,086,318
    Selling, general and
     administrative                  112,795      105,999
                                   -------------------------
                                   1,413,063    1,192,317
                                   -------------------------

Operating Income                     18,299       10,536
Other Income, Net                        --       12,500
Interest Expense, Net                 9,165        9,915
                                   -------------------------

Income Before Income Taxes            9,134       13,121
Provision For Income Taxes            3,745        5,636
                                   -------------------------

Income Before Extraordinary Item      5,389        7,485

Extraordinary Item - Loss on
 Early Extinguishment of Debt,
 Net of Income Taxes                 (1,004)           --
                                   -------------------------

Net Income                           $4,385       $7,485
                                   =========================

Per Share Information:
----------------------
Income Before Extraordinary Item       $0.54           $0.75

Extraordinary Item - Loss on
 Early Extinguishment of Debt,
 Net of Income Taxes                   (0.10)          --
                                   -------------------------

Net Income Per Common Share and
 Common Equivalent Share:              $0.44         $0.75
                                    =========================




See notes to condensed consolidated financial statements.

 EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands) (Unaudited)
---------------------------------------------------------------

Nine months ended September 30,              1997      1996
---------------------------------------------------------------


CASH FLOWS FROM OPERATIONS:
    Net income                              $4,385    $7,485
    Non-cash expenses                       11,171    10,129
    Changes in operating assets and
     liabilities                            (7,485)    7,692
                                           --------------------
NET CASH PROVIDED BY OPERATIONS              8,071    25,306
                                           --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of working capital credit
     lines                                (102,512) (45,125)
    Borrowings under working capital
     credit lines                          105,908    20,125
    Payments of 7% Senior Secured Notes
     (Series A)                                 --   (66,424)
    Payments of 11% Series C Notes         (11,920)       --
    Borrowings of long-term debt and
     capital lease obligation                   58      (643)
    Change in notes payable, net                --    (3,896)
    Exercise of stock options                  344       487
                                           --------------------
NET CASH USED IN FINANCING ACTIVITIES       (8,122)  (95,476)
                                           --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and
     equipment, net                         (7,471)   (4,480)
    Proceeds from sale of businesses and
     other assets                              141       314
    Proceeds from sales of net assets
     held for sale                              --    66,424
    Decrease in investments, notes and
     other long-term receivables               631       399
                                           --------------------
NET CASH (USED IN) PROVIDED BY INVESTING
  ACTIVITIES                                (6,699)   62,657
                                           --------------------

DECREASE IN CASH AND CASH
  EQUIVALENTS                               (6,750)   (7,513)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                 50,705    53,007

                                           --------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD $43,955   $45,494
                                           ====================

SUPPLEMENTAL CASH FLOW INFORMATION
    Cash Paid For:
       Interest                             $6,997    $5,311
       Income Taxes                           $361      $239



See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In Thousands) (Unaudited)

-------------------------- --------- --------- ---------- ------------ ------------- ---------
                                                                         Retained
                                                          Cumulative     Earnings
                           Common              Capital    Translation  (Accumulated
                            Stock    Warrants   Surplus   Adjustment     Deficit)     Total
-------------------------- --------- --------- ---------- ------------ ------------- ---------

Balance, January 1,
  1997                        $95      $2,154   $81,672      $1,378       ($1,416)    $83,883

Net income                      -           -         -           -         4,385       4,385

NOL Utilization                 -           -     2,528           -             -       2,528

Common stock issued
  under stock option plans      1           -       343           -             -         344

Translation
  adjustments                   -           -         -        (764)            -        (764)
                           --------- --------- ---------- ------------ ------------- ---------

Balance, September 30,
1997                          $96      $2,154   $84,543        $614        $2,969     $90,376
                           ========= ========= ========== ============ ============= =========


See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE A  Nature Of Operations

EMCOR Group, Inc. ("EMCOR" or the "Company") is a multinational corporation involved in mechanical and electrical construction and facilities services. EMCOR, which conducts its business through subsidiaries, specializes in the design, integration, installation, start-up, testing, operation and maintenance of (i) distribution systems for electrical power (including power cables, conduits, distribution panels, transformers, generators, uninterruptible power supply systems and related switch gear and control); (ii) lighting systems, including fixtures and controls; (iii) low-voltage systems, including fire alarm, security, communications and process control systems; (iv) heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems; and (v) plumbing, process and high purity piping systems. EMCOR's subsidiaries provide mechanical and electrical construction services directly to end-users (including corporations, municipalities and other governmental entities, owners/developers, and tenants of buildings) and, indirectly, by acting as a subcontractor, to construction managers, general contractors and other subcontractors. Mechanical and electrical construction services are principally: large installation projects, with contracts generally in the multi-million dollar range; smaller system installation projects involving fit-out, renovation and retrofit work; and maintenance and service. In addition, certain EMCOR subsidiaries operate and maintain mechanical and/or electrical systems for customers under contracts and provide other services commonly referred to as facilities services including the management of facilities and the provision of support services to customers at the customer's facilities. Mechanical and electrical construction and facilities services are provided to a broad range of commercial, industrial and institutional customers through offices located in major markets throughout the United States, Canada and the United Kingdom and in the Middle East and Hong Kong.


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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly the financial position of the Company and the results of its operations. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

NOTE C  Net Income Per Common Share and Common Equivalent Share

Net income per common share and common equivalent share for the three and nine month periods ended September 30, 1997 and 1996 have been calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents relating to warrants and stock options outstanding when the effect of such common stock equivalents are dilutive. Weighted average number of shares outstanding as of September 30, 1997 and 1996 were 9,535,467 and 9,468,083, respectively (see Note G).

NOTE D  Long-Term Debt

Long-Term Debt in the accompanying condensed consolidated balance sheets consists of the following amounts at September 30, 1997 and December 31, 1996 (in thousands):
                                                September    December
                                                   30,          31,
                                                  1997         1996
                                               ------------ ------------

Series C Notes, outstanding face value of
 approximately $61.9 million and $73.8 million
 at September 30, 1997 and December 31, 1996,
 respectively, at 11.0%, discounted
 to a 14.0% effective rate, due 2001              $56,030      $66,039
Supplemental  SellCo  Note,  outstanding  face
 value of approximately $5.5  million  at  8.0%,
 discounted to a 14.0% effective rate, due 2004     4,663        4,474
Capital Lease  Obligations at weighted  average
 interest rates from 7.25% to 11.0%,  payable
 in  varying amounts through 2004                   1,197        1,007
Other, at weighted average interest rates of
 approximately 9.6%, payable in varying  amounts
 through 2012                                       1,653        1,892
                                               ------------ ------------
                                                   63,543       73,412
Less current maturities                              (305)        (361)
                                               ------------ ------------

                                                  $63,238      $73,051
                                               ============ ============

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

NOTE E  Income Taxes

The Company files a consolidated federal income tax return including all U.S. subsidiaries. At September 30, 1997, the Company had net operating loss carryforwards ("NOLs") for U.S. income tax purposes of approximately $180.0 million, which expire in the years 2007 through 2011. The NOLs are subject to review by the Internal Revenue Service. Future changes in ownership of the Company, as defined by Section 382 of the Internal Revenue Code, could limit the amount of NOLs available for use in any one year.

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

The Company has provided a valuation allowance as of September 30, 1997 for the full amount of the tax benefit of its remaining NOLs and other deferred tax assets. Income tax expense recorded for the three and nine month periods ended September 30, 1997 and 1996 represent a provision primarily for federal, foreign and state and local income taxes. The Company's utilization of NOLs and other deferred tax assets for the three and nine months ended September 30, 1997 of approximately $1.8 million and approximately $2.5 million, respectively, have been applied to capital surplus. For the three and nine months ended September 30, 1996, the Company's utilization of NOLs and other deferred tax assets were allocated to reorganization value in excess of amounts allocable to identifiable assets.

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

On April 7, 1997 Mr. Kohl pled guilty to one count of money laundering, one count of offering a false instrument for filing and one count of filing a false New York State Resident Income Tax Return. DPL Interiors, Inc. also pled guilty to one count of failing to file New York City General Income Tax Returns. Mr. Kohl and DPL Interiors, Inc. have not yet been sentenced.

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

Note G  New Accounting Pronouncement

Statement of Financial Accounting Standards No. 128 ("SFAS No. 128" or the "Statement"), Earnings Per Share ("EPS"), which establishes standards for computing and presenting EPS, is effective for both interim and annual periods ending after December 15, 1997. The statement does not permit early application of its provisions. The statement replaces the presentation of primary EPS with a presentation of basic EPS, as defined. It also requires dual presentation of basic and diluted EPS on the face of the Statement of Operations for entities with a complex capital structure. Had EPS been determined in accordance with SFAS No. 128, the Company's basic EPS and diluted EPS for the three and nine month periods ended September 30, 1997 and 1996 would have been the following pro forma amounts:

                               Three Months          Nine Months
                              1997      1996       1997      1996
                             --------  --------   --------  --------

Pro   Forma   Basic   EPS  -
Before Extraordinary Item      $0.34     $0.20      $0.57     $0.79

Pro   Forma   Basic   EPS  -
 Extraordinary Item  -  Loss
 on Early Extinguishment of
 Debt, Net of Income Taxes      --        --         (0.11)    --
                             --------  --------   --------  --------

Pro  Forma  Basic  EPS - Net
 Income                        $0.34     $0.20      $0.46     $0.79
                             ========  ========   ========  ========


Pro  Forma   Diluted  EPS  -
 Before Extraordinary Item     $0.32     $0.19      $0.54     $0.75

Pro  Forma   Diluted  EPS  -
 Extraordinary Item  -  Loss
 on Early Extinguishment of
 Debt, Net of Income Taxes     --        --         (0.10)    --
                             --------  --------   --------  --------

Pro Forma  Diluted EPS - Net
Income                         $0.32     $0.19      $0.44     $0.75
                             ========  ========   ========  ========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues for the third quarter of 1997 were $522.0 million compared to $432.5 million in the third quarter of 1996. In the third quarter of 1997, the Company generated net income of $3.2 million or $0.32 per share compared to net income of $1.9 million or $0.19 per share in the third quarter of 1996.

Revenues for the nine months ended September 30, 1997 were $1,431.4 million compared to $1,202.9 million in the same period in the prior year. For the nine months ended September 30, 1997, the Company generated net income of $4.4 million, or $0.44 per share, inclusive of the $1.0 million extraordinary after-tax charge discussed hereafter, compared to net income of $7.5 million, or $0.75 per share, for the nine months ended September 30, 1996. Net income for the nine month period ended September 30, 1997 includes an after-tax charge of $1.0 million ($1.7 million pre-tax) associated with the early retirement of approximately $11.9 million of the Company's Series C Notes which is reflected in the accompanying condensed consolidated statements of operations for the nine month period ended September 30, 1997 under the caption "Extraordinary Item - Loss on Early Extinguishment of Debt, Net of Income Taxes". Net income for the nine months ended September 30, 1996 reflects a net after-tax gain of $8.1 million ($12.5 million pre-tax) on the sale of certain assets held for sale including the sale of substantially all of the assets of Jamaica Water Supply Company which is reflected in the accompanying condensed consolidated statements of operations for the nine month period ended September 30, 1996 under the caption "Other Income, Net". Net income for the first three quarters of 1996 also reflects a $4.8 million charge included in selling, general and administrative expenses ("SG&A") related to an adverse arbitration award, which award was subsequently settled for $4.3 million in October 1996.

The Company generated operating income of $8.6 million for the three months ended September 30, 1997 compared to operating income of $6.0 million in the same period of the prior year. For the nine months ended September 30, 1997, the Company had operating income of $18.3 million compared to $10.5 million of operating income in the same period of the prior year. The $2.6 million improvement in operating income for the three months ended September 30, 1997 was principally attributable to an increase in operating volume and a reduction in SG&A as a percentage of revenues as compared to the three months ended September 30, 1996. Operating income for the nine months ended September 30, 1997 as compared to the same period of 1996 increased by $7.8 million due to increases in operating volume during 1997 and the negative impact during the first nine months of 1996 of the adverse arbitration award referred to above net of favorable closeouts of certain contracts in the first quarter of 1996.

The increase in revenues for the first nine months of 1997 as compared to the same period in the prior year was primarily attributable to the continued increase in commercial construction activity in the Western United States, to an increase in revenues in the Eastern United States, due principally to the
previously   announced   acquisition   of  the   businesses  of  two  mechanical
construction companies in late 1996 and early 1997, and in Canada due to a general increase in industrial construction activity.

SG&A for the quarters ended September 30, 1997 and 1996 were $39.9 million, or 7.7% of revenues, and $35.6 million, or 8.2% of revenues, respectively. SG&A for the first nine months of 1997 was $112.8 million, or 7.9% of revenues, compared to $106.0 million, or 8.8% of revenues, for the first nine months of 1996. SG&A expenses for the first three quarters of 1996, exclusive of the adverse arbitration award discussed above, were $101.2 million, or 8.4% of revenues. The increase in SG&A, in absolute dollars, for the three and nine month periods ended September 30, 1997 compared to the same periods in the prior year, exclusive of the adverse arbitration award, is attributable to the increase in operations.

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

The Company's backlog was $1,067.7 million at September 30, 1997 and $1,043.7 million at December 31, 1996. Between December 31, 1996 and September 30, 1997, the Company's backlog in Canada increased by $17.4 million, its backlog in the United Kingdom increased by $18.3 million and its backlog in the United States decreased by $11.7 million. The increase in the Company's Canadian backlog was primarily attributable to improved economic conditions in Western Canada. The increase in the United Kingdom backlog is due to the award of several large projects and the expansion of selected existing projects offset partially by exchange rate fluctuations. The decline in the domestic backlog is due to the continued progress towards completion of several large projects, primarily in the Western United States.

Liquidity and Capital Resources

The Company's consolidated cash balance decreased by $6.7 million from $50.7 million at December 31, 1996 to $44.0 million at September 30, 1997. The September 30, 1997 cash balance included approximately $9.0 million at foreign subsidiaries which is available only to support their respective operations. The Company generated positive operating cash flow for the nine months ended September 30, 1997 due to improvements in working capital which were used, along with a portion of the Company's existing cash balances, to fund capital expenditures, purchase $1.0 million of Series C Notes and redeem approximately $10.9 million of Series C Notes.

As of September 30, 1997 the Company's total borrowing capacity under its revolving credit facility was $81.6 million. The Company had approximately $35.6 million and $17.6 million of letters of credit and revolving loans, respectively, outstanding as of that date. The revolving loans are classified as Current Liabilities under the caption "Borrowings under working capital credit lines" in the accompanying condensed consolidated balance sheets.

In October, 1997, the Company's Canadian subsidiary, Comstock Canada Ltd., renewed a credit agreement with a bank providing for an overdraft facility of up to Cdn. $0.5 million. The facility is secured by a standby letter of credit. The facility provides for interest at the bank's prime rate (4.75% at September 30, 1997). There are no current borrowings outstanding under this credit agreement. The Canadian subsidiary will principally utilize the Company's revolving credit facility for future working capital requirements.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The information in Note F to the Company's September 30, 1997 Notes to Condensed Consolidated Financial Statements (unaudited) regarding legal proceedings is hereby incorporated herein by reference thereto.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit No. 11. Computation  of  Earnings  Per  Common  Share  and  Common
                      Equivalent Share for the three and nine month periods ended September 30, 1997.

      Exhibit No. 27. Financial Data Schedule.

(b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           EMCOR GROUP, INC.
                                   ----------------------------
                                             (Registrant)


Date:  October 31, 1997       By:        /s/FRANK T. MacINNIS
                                   ----------------------------
                                           Frank T. MacInnis
                                       Chairman of the Board of
                                             Directors and
                                        Chief Executive Officer


Date:  October 31, 1997       By:        /s/LEICLE E. CHESSER
                                   ----------------------------
                                           Leicle E. Chesser
                                       Executive Vice President
                                      and Chief Financial Officer

Exhibit 11

EMCOR Group, Inc. and Subsidiaries

Computation of Earnings Per Common Share and Common Equivalent Share for the three and nine month periods ended September 30, 1997.




                                                    Three Months Ended       Nine Months Ended
PRIMARY                                             September 30, 1997      September 30, 1997
------------------------------------------------    --------------------    --------------------

Net Income                                              $3,236,000               $4,385,000
                                                    ====================    ====================

Weighted average number of common shares
  outstanding                                            9,555,619                9,535,467

Add - common equivalent shares using the
treasury stock method                                      542,121                  503,316

                                                    --------------------    --------------------

Weighted average number of shares used in
  calculation of primary income per common
  and common equivalent share                           10,097,740               10,038,783

                                                    ====================    ====================

Primary net income per common and common
  equivalent share                                           $0.32                     $0.44
                                                    ====================    ====================



FULLY DILUTED
------------------------------------------------

Net Income                                              $3,236,000               $4,385,000
                                                    ====================    ====================

Weighted average number of shares used in
  calculating primary income per share                  10,097,740               10,038,783

Shares issuable upon exercise of stock options
  included in primary calculation above                   (542,121)                (503,316)

Shares issuable upon exercise of stock options
  at period end market price                               738,800                  738,800

                                                    --------------------    --------------------

Weighted average number of shares used in
  calculation of fully diluted income per
  common and common equivalent share                    10,294,419               10,274,267

                                                    ====================    ====================

Fully diluted net income per common and common
  equivalent share                                           $0.31                     $0.43
                                                    ====================    ====================

