Form 10-K405
period 1997-12-31
EMCOR GROUP INC
filed 1998-02-26
CIK 105634

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                            ------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997    COMMISSION FILE NUMBER 0-2315

                            ------------------------

                               EMCOR GROUP, INC.
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

                            ------------------------

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (203) 849-7800
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                             (Title of each class)

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

     Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /x/ No / /

     The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant on February 25, 1998 was approximately $212,617,000

     Number of shares of Common Stock outstanding as of the close of business on February 25, 1998: 9,594,827 shares.

     Part III incorporates certain information by reference from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on June 19, 1998, which proxy statement will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 1997.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----
                                                      PART I
Item 1.    Business
           General.........................................................................................     1
           The Business....................................................................................     1
Item 2.    Properties......................................................................................    11
Item 3.    Legal Proceedings...............................................................................    13
Item 4.    Submission of Matters to a Vote of Security Holders.............................................    13

                                                     PART II
Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters.......................    15
Item 6.    Selected Financial Data.........................................................................    16
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...........    18
Item 8.    Financial Statements and Supplementary Data.....................................................    22
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............    45

                                                     PART III
Item 10.   Directors and Executive Officers of the Registrant..............................................    45
Item 11.   Executive Compensation..........................................................................    45
Item 12.   Security Ownership of Certain Beneficial Owners and Management..................................    45
Item 13.   Certain Relationships and Related Transactions..................................................    45

                                                     PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................    46

                                     PART 1

ITEM 1. BUSINESS

  General

     EMCOR Group, Inc. ('EMCOR' or the 'Company') (formerly known as 'JWP INC.') is the largest mechanical and electrical construction and facilities services firm in the United States and Canada and one of the largest in the United Kingdom and the world with 1997 revenues totaling more than $1.95 billion. EMCOR provides services to a broad range of commercial, industrial and institutional customers through approximately 45 principal operating subsidiaries throughout the United States, Canada and the United Kingdom and through its joint ventures in the United Arab Emirates, Saudi Arabia, South Africa, Hong Kong and Macau.

     The Company specializes in the design, integration, installation, start-up, testing, operation and maintenance of:

     o Distribution systems for electrical power

     o Lighting systems;

     o Low-voltage systems, such as fire alarm, security, communications and process control systems;

     o Heating, ventilation, air conditioning and refrigeration systems; and

     o Plumbing, process and high-purity piping systems.

     The Company also provides services required to maintain the physical environments and supporting systems of customer facilities ('facilities services'). Facilities services include the installation and upgrading of equipment, the operation and maintenance of mechanical and electrical systems, as well as building maintenance and related support services. EMCOR's mechanical and electrical construction services business often leads to opportunities for the Company to provide facilities services.

     The Company provides mechanical and electrical construction services and facilities services directly to corporations, municipalities and other governmental entities, owners/developers and tenants of buildings and, indirectly, by acting as a subcontractor to construction managers, general contractors, systems suppliers and other subcontractors. Worldwide, the Company employs approximately 14,000 people.

     The Company's revenues are diversified geographically and by customer industry. Of EMCOR's 1997 revenues, approximately 67% was generated in the United States and approximately 33% was generated internationally, while approximately 85% of revenues was derived from mechanical and electrical construction services and approximately 15% from facilities services. For the period 1995 through 1997, revenues and EBITDA grew at compound annual growth rates of 11% and 55%, respectively.


     EMCOR is a Delaware corporation previously known as JWP INC. The Company filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code in February 1994. None of the Company's subsidiaries were involved in the Chapter 11 proceedings. The Company's filing was precipitated, in large part, by a highly leveraged, aggressive acquisition strategy, that included acquisitions in unrelated fields, implemented by its former management team. The Company emerged from bankruptcy in December 1994 under its current management, at which time it changed its name to EMCOR Group, Inc. Since the restructuring, the Company has sold or otherwise disposed of its non-core businesses, repaid substantial amounts of debt and returned to profitability. The Company's executive offices are located at 101 Merritt Seven Corporate Park, Norwalk, Connecticut 06851-1060, and its telephone number at those offices is
(203) 849-7800.

  The Business

     The Company operates in one business segment: the provision of mechanical and electrical construction and facilities services.

  Mechanical and Electrical Construction

     The Company believes that the mechanical and electrical construction services business is highly fragmented, consisting of hundreds of small companies across the United States and around the world. This characteristic provides EMCOR with a significant competitive advantage due to the Company's financial strength. The mechanical and electrical construction services industry has realized a higher growth rate than the overall construction industry due, in large part, to the increased content and complexity of mechanical and electrical systems in all types of projects. This increased content and complexity is, in part, a result of the expanded use of computers and more technologically advanced voice and data communications, lighting and environmental control systems in all types of facilities. Consequently, these facilities consume more electricity per square foot than in the past and thus need more advanced electrical distribution systems and power and low voltage cabling. Moreover, the need for greater environmental controls within a building, such as the heightened need for climate control to maintain extensive computer systems at optimal temperatures, and the growing demand for environmental control in individual spaces have created expanded opportunities for the mechanical and electrical construction services business.

     Mechanical and electrical construction services primarily involve the design, integration, installation, start-up, testing, operation and maintenance of: (i) distribution systems for electrical power (including power cables, conduits, distribution panels, transformers, generators, uninterruptible power supply systems and related switch gear and controls); (ii) lighting systems, including fixtures and controls; (iii) low-voltage systems, including fire alarm, security, communications and process control systems; (iv) heating, ventilation, air conditioning, (collectively, 'HVAC'), refrigeration and clean-room process ventilation systems; and (v) plumbing, process and high-purity piping systems.

     Mechanical and electrical construction services generally fall into one of three categories: (i) large installation projects with contracts often in the multi-million dollar range which are performed in connection with construction of industrial and commercial buildings and institutional and public works facilities or with the fit-out of large blocks of space within commercial buildings; (ii) smaller installation projects typically involving fit-out, renovation and retrofit work; and (iii) testing and service of completed facilities.

  Facilities Services

     The Company's facilities services business principally involves analysis, testing, operation, maintenance and service of mechanical and electrical systems, as well as building maintenance and related support services. These facilities services are often associated with outsourcing and privatization programs whereby customers in both the private and public sectors seek to contract out their non-core activities, i.e. those activities performed by the customer which support but are not directly involved in the customer's business. EMCOR provides facilities services under short- and long-term contracts on an individual service basis and in combinations on a task-order or on-call basis. Demand for facilities services has expanded as a result of the increasing technical complexity of mechanical and electrical systems, systems upgrades and the increasing dependence of customers' operations on the reliability of such systems. In addition, trends toward outsourcing and privatization in the private and public sectors, respectively, have increased demand for facilities services.

     In the early 1990's, the market for facilities services grew rapidly in the United Kingdom as a result of Thatcher government initiatives. More recently, the United Kingdom has implemented private finance initiatives ('PFIs') which have led to a further increase in demand for businesses offering facilities services. PFIs seek to transfer ownership and management of government facilities such as office buildings and hospitals to teams of financial institutions, consulting service groups, construction groups and facilities services providers, which competitively bid for PFI contracts.

     The Company expects that the North American facilities services market which is not as developed as the United Kingdom market will show significant growth over the near term. The Company's North American facilities services business is focused principally on opportunities arising from the deregulation of the electric utility industry, deregulation and expansion of the telecommunications industry, and the Real Estate Investment Trust ('REIT') industry's consolidation of commercial real estate. The deregulation of, and increased competition in, the utility industry (along with government mandates calling for reduced energy consumption by government entities) has led to a renewed focus on energy costs and conservation measures. These measures typically include energy assessments and engineering studies, modifications to electrical and mechanical systems to implement energy conservation savings measures, and the long-term operation and maintenance of these measures to ensure continued performance. The deregulation and growth of the telecommunications industry also has led to a rapid expansion of that industry's installed infrastructure, much of which has been built by companies that do not have existing maintenance operations and which frequently seek to outsource such services. In
addition, the REIT-driven consolidation of the real estate industry is creating large portfolios of properties that require the types of facilities services offered by the Company.

  Competitive Strengths

     The Company's overall size and breadth of operations are unique in the industry. As a result there is no single entity which competes with the Company in all or even a majority of its markets. The Company believes it has the following competitive strengths which differentiate it from its competitors in its various markets:

     o Leading Position in Target Markets. The Company believes that it has a leading position in many of the markets in which it operates as a result of its long standing customer relationships, financial resources and reliable, technically-skilled workforce. Market leadership often establishes the Company as a preferred provider for mechanical and electrical construction services which is especially vital during economic downturns when there is limited work available.

     o Wide Network of Subsidiaries. The Company was first organized in 1966 and many of its subsidiaries have been in business for over 50 years in their local markets which accounts for strong industry relationships and expertise in specialized markets. The Company's wide network of subsidiaries allows it to leverage the experience of its many operating units and effectively allocate and share resources in offering its services to a broad range of customers in different markets. For example, Wasatch Electric, the Company's Salt Lake City business unit, developed expertise in building cellular phone transmission towers and shared this knowledge with other EMCOR subsidiaries which now provide those services to customers in other regions. In addition, Wasatch Electric, which is involved in installing data communications systems for military bases, subcontracts some of this work to other EMCOR subsidiaries to be performed at military bases in other parts of the country. The wide subsidiary network also offers opportunities to pursue growth in existing markets and to serve customers as they expand from one market to another. For example, one of the Company's United States subsidiaries and one of its United Kingdom subsidiaries successfully joined efforts to provide mechanical and electrical construction services for a semi-conductor facility for Intel Corp. in Costa Rica. The Company plans to continue to capitalize on this strategy of combining the strengths of its subsidiaries to offer greater services to its customers.

     o Financial Strength and Stability. The Company believes it has greater net worth, better access to capital and more surety bonding capacity than most of its competitors which permit it to compete for large projects that require surety bonds and significant amounts of working capital. When a general contractor decides to solicit bids from only a few companies, usually based upon a company's experience, bonding capacity, past performance on similar projects, working capital and knowledge of the field, frequently an EMCOR subsidiary will be on the 'short list.' The Company's financial strength also allows it to make strategic acquisitions and alliances. In addition, the Company's approximately $170.0 million United States net operating loss carryforwards ('NOLs') provides it with additional financial flexibility by reducing its amount of cash taxes paid, thereby enhancing its cash flow and providing additional capital for acquisitions and internal expansion. The Company's use of its NOLs may, however, be limited in certain circumstances.

     o Technical Expertise and Depth of Resources. The Company's size, geographical diversity, work in specialized markets, experience with complex projects, and well-established subsidiaries have allowed it to develop personnel at the subsidiary and parent corporation levels with a wide breadth of experience and critical technical skills. This broad experience enables the Company to identify its business units' most effective practices and to share those practices among the Company's network of subsidiaries.

     o Diverse Revenue Base. The Company believes that it is less susceptible than its competitors to cyclical economic downturns in any one region or industry because its national and international scope provides diversity of operations. In addition, its expanding facilities services business is not tied to construction industry cycles. Finally, the Company provides services for both new construction projects and renovations and operates in both the private and public sectors.

     o Consistent Service and Single Point of Contact. The Company believes there is an increasing opportunity to provide services from several different locations to a single customer with national or global operations by offering consistent service delivery and a single point of contact. For example, when a global brokerage firm initiated a program to upgrade computer systems at its offices throughout the United States, the Company was retained to survey, recommend changes and install any required new electrical systems at 700 locations. This ongoing project has been managed by one EMCOR subsidiary and performed by several EMCOR subsidiaries saving the customer the expense of locating, managing and training a reliable electrical construction services provider in each region in which it has offices.

     o Operating Flexibility and Enduring Regional Presence. As a result of its financial resources, the Company is able to increase or decrease the size and scope of its operations in a given market in order to take advantage of opportunities as they arise in local markets or reduce exposure in markets experiencing economic downturns. The Company believes that its broad base of operations not only offers national and international customers consistent service and a single point of contact, but also the confidence that the Company is a stable service provider that will remain in a market during cyclical downturns.

     o Operations Reporting System. The Company has developed and implemented an operations reporting system in a database format which complements its financial reporting system and provides the basis for its operations management programs. The system utilizes a common format work-in-progress schedule for all business units that compares performance of major projects over time and among customers to monitor performance against expectations, trends and company-wide performance on similar projects.

     o Broad Range of Services. The Company believes that its mechanical and electrical construction services and related maintenance services offer opportunities in the facilities services field which emerge from completion of construction projects, outsourcing and privatization programs, deregulation of the energy and telecommunications markets and the growing REIT market. For example, after providing mechanical and electrical construction services for the Jubilee Line Extension of London's underground transit system, EMCOR's United Kingdom facilities services unit was recently awarded a five-year operations and maintenance contract for that line. In addition, the Company is able to provide complex facilities services under multi-year contracts including maintaining British Airways five million square feet of space at Heathrow and Gatwick Airports in the United Kingdom and the new one million square foot British Library in London.

     o Diversity of Services and Industries. The Company provides a wide range of mechanical and electrical construction and facilities services to customers engaged in diverse industries.

  Business Strategy

     The Company's business strategy is to enhance its position as a leading mechanical and electrical construction services firm and to expand its facilities services operations in order to increase revenue and profitability. It expects to achieve these goals by continuing to improve operations, expand its business and markets through internal growth, acquisitions and strategic alliances, and capitalize on long-term global trends in outsourcing and privatization.

     The following are the key elements of the Company's operating strategy:

     o Exploit Industry Trends. Current trends in the mechanical and electrical construction services and facilities services industry include globalization, privatization, deregulation, and outsourcing. The Company is poised to benefit from each of these trends:

        o globalization of the Company's customers has created the opportunity for companies like EMCOR with domestic and international operations to provide services to international companies that seek to deal with only a few international providers;

        o privatization, such as in the United Kingdom, serves to open new markets to private companies; this trend has already provided opportunities for EMCOR such as multi-year facilities services agreements for British Airways' facilities at Heathrow and Gatwick Airports, the new British Library and the new
          Jubilee Line Extension of the London Underground;

        o deregulation of utilities and new government initiatives have led to a renewed focus on energy costs and conservation measures resulting in major energy management programs, including energy assessments and renovation projects creating subcontracting and joint venture opportunities for EMCOR such as with PECO Energy Company and DukeSolutions, Inc.; and

        o outsourcing initiatives resulting from two major corporate trends--the focus on core competencies and the increasing complexity of mechanical and electrical systems--have increased the demand for both facilities services and integrated service providers. EMCOR customers who have retained EMCOR when outsourcing operations include Credit Suisse First Boston and the New York Mercantile Exchange.

     o Operate on a Decentralized Basis. With strong local management, the Company's decentralized operations permit it to take advantage of local business opportunities, to adapt rapidly to changing local market conditions, to be identified as a local employer, and to develop strong relationships with local organized labor. In addition, its decentralized structure of operating through subsidiaries, many of which are managed by former owners, permits the Company to retain entrepreneurial characteristics, capitalize on local and regional market knowledge and respond quickly to customer demand.

     o Optimize Operating Efficiencies. The parent corporation maintains strong operating and financial controls, which lead to consistent operations and financial reporting. It develops and maintains centralized safety and human resources programs, including employee benefits. It also provides for insurance coverage, working capital facilities and bonding capacity. The Company realizes operating efficiencies by centralizing many accounting, treasury, marketing, legal, tax and other administrative functions. At the same time, the Company facilitates the sharing of best business practices among its business units.

     o Maintain Strong Local Presence and Continue Operations in Temporarily Weak Markets. Because of the Company's size and financial strength, it is able to withstand downturns in a local economy. As a result, the Company is able to create and develop long-term employee and customer relationships and quickly seize opportunities in an improving market. The Company's systems and procedures enable it to assess local operations continuously, to evaluate long-term opportunities and to determine whether a planned and orderly reduction in local market presence is advisable. The Company is able to operate businesses in weak markets at lower levels of operating expenses in order to withstand temporary market downturns without abandoning markets which are difficult to reclaim.

     o Maintain Excellent Labor Relations. Management at the local level often is actively involved in the recruitment and training of labor to insure an available and capable labor supply. To this end, such management is involved in local industry associations and participates with organized labor in training programs. In addition, each of the Company's subsidiaries has its own recruiting and training programs and offers expanded career paths with the assurance of a stable income that comes from being part of a national enterprise. Although substantially all the Company's employees are unionized, EMCOR is not a party to any national or industry-wide collective bargaining agreement and none of its subsidiaries has experienced a strike or any significant labor stoppage in over ten years.

     o Promote Awareness of the EMCOR Name. The Company has implemented a marketing strategy to enhance industry awareness of EMCOR and promote widespread identification of the EMCOR name as a national and international enterprise providing integrated operations and consistent, high-quality services. At the same time, the Company maintains local identities to capitalize on name recognition at the local level.

  Growth Strategy

     The key elements of the Company's growth strategy are to expand geographically and into new customer markets through selective acquisitions, joint ventures and strategic alliances, to develop facilities services opportunities from leveraging its core mechanical and electrical construction and maintenance services and to enhance existing operations through internal growth and staff additions. Such expansion should further reduce the Company's exposure to periodic downturns in individual markets. This expansion will be accomplished through the following:

     o Acquisitions. Acquisitions are planned in existing and new markets. The Company continually evaluates numerous acquisition candidates. It has acquired and expects to continue to acquire well established mechanical and electrical construction services firms operating within its existing markets to expand its presence in such markets so as to build additional customer relationships and provide additional expertise in related activities. In addition, the Company has made acquisitions and will continue to seek acquisitions in geographic markets in which the Company is not presently located to take advantage of growth opportunities and to follow customers as they expand into new markets. The Company expects to strengthen its facilities services business through acquisitions in order to obtain a strong base of business, to gain expertise (particularly in the energy consulting and engineering area) and to expand geographically. The Company has implemented a disciplined approach to acquisitions and seeks to enter into acquisitions which are accretive to earnings and fit within its long-term strategic goals. Recently, the Company acquired an Atlantic City mechanical contracting firm to gain access to the expanding casino market there and to leverage the customer relationships and expertise of its Nevada operations. It has also expanded into a new market in Connecticut by acquiring a mechanical contracting company. In addition, it has acquired an energy consulting company which has allowed it to expand its capabilities in the energy consulting and engineering services markets.

     o Strategic Alliances. The Company will also engage in strategic alliances a s part of its facilities services business, principally with energy providers, such as those announced with DukeSolutions, Inc., a subsidiary of Duke Energy Corp., and PECO Energy Company, to capitalize further on its core competencies. Currently, the Company has formed alliances with these two companies that have undertaken to provide retrofits or new installations designed to conserve energy consumption. EMCOR expects to be involved with the design, installation, operation and maintenance of energy conservation savings measures to be provided by these and other energy providers.

     o Internal Growth. The Company intends to expand its existing mechanical and electrical construction services business to respond to growth in existing markets and to add capabilities to enhance opportunities for growth. In addition, the Company is building its North American facilities services business through its own nationwide sales and administrative staff by using resources of existing and newly acquired subsidiaries. The Company will also seek to build on its existing capabilities and customer relationships to offer facilities services to more customers in more locations.

  Backlog

     The Company had backlog as of December 31, 1997 of approximately $996.4 million, compared with backlog of approximately $1,043.7 million as of December 31, 1996. Backlog includes facilities services revenues to be derived during the immediately succeeding 12 months pursuant to then-existing contracts. For the year ended December 31, 1997, the Company has more than $1.95 billion in revenues compared to more than $1.67 billion in revenues for the year ended December 31, 1996. This increase in revenues despite a drop in backlog reflects shorter periods in which jobs are performed and an increase in the rate of acquiring new work.

  Company Operations

     The Company operates in one business segment: the provision of mechanical and electrical construction and facilities services. It offers a broad range of these services, which are performed through approximately 45 principal operating units with offices in 19 states and the District of Columbia, seven provinces of Canada, and four primary locations in the United Kingdom and through joint ventures in the United Arab Emirates, Saudi Arabia, South Africa, Hong Kong and Macau.

     The parent corporation, located in Norwalk, Connecticut, is responsible for overall direction of subsidiary operations to foster consistent operating practices and to provide financial, accounting, treasury, marketing, human resources, legal, tax and insurance services to the consolidated enterprise. The parent corporation, which employs approximately 45 people, has skilled senior management with extensive experience in the construction industry.

     In addition to offering administrative services and general direction, the parent corporation provides long-term planning, contacts to support local operations and working capital. The parent corporation also identifies market opportunities, maintains national relationships with customers with broad based operations, establishes strategic alliances to foster business opportunities and promotes nationwide name recognition through marketing and communications programs aimed at enhancing industry awareness of EMCOR. In addition, the parent corporation develops safety programs, negotiates claims, reviews contracts, handles bonding requirements and assists local companies in asserting leadership positions in local marketplaces among owners, customers, suppliers and general business communities. It also seeks to help its business units secure and perform work based not only on their own capabilities but also on those available from other operations within the enterprise.

  Mechanical and Electrical Construction Services

     EMCOR's mechanical and electrical construction services operations generated approximately 85% of 1997 revenues. The Company provides mechanical and electrical construction services for both large and small installation and renovation projects and for testing and service of completed facilities. The Company's largest projects include those (i) for institutional use (such as water and wastewater treatment facilities, hospitals, correctional facilities, schools and research laboratories); (ii) for industrial use (such as pharmaceutical factories, steel, pulp and paper mills, chemical, automotive and semiconductor plants, and oil refineries); (iii) for transportation systems (such as airports and transit systems); and (iv) for commercial use (such as office buildings, hotels, casinos, convention centers, sports stadiums, shopping malls and resorts). Its largest projects, typically in excess of $10.0 million, are usually multi-year projects and range in size up to, and occasionally in excess of, $50.0 million, and accounted for approximately 22% of construction services revenues in 1997.

     The Company's projects of less than $10.0 million accounted for approximately 78% of 1997 construction services revenues and are typically completed in less than a year. These projects usually involve mechanical and electrical construction services in connection with the fit-out of space when an end-user or owner undertakes construction or modification of a facility to accommodate a specific use. These projects frequently require mechanical and electrical systems to meet special needs such as redundant power supply systems, special environmental controls, high-purity air systems, sophisticated electrical and mechanical systems for trading floors in financial services businesses, new production lines in manufacturing plants and office arrangements in existing office buildings. These projects are not typically dependent upon the new construction market; their demand is often prompted by the expiration of leases, changes in technology or changes in the customer's plant or office layout in the normal course of business.


     Projects are performed pursuant to contracts with owners, such as corporations, municipalities and other governmental entities, general contractors, systems suppliers, construction managers, developers, other subcontractors and tenants of commercial properties. Institutional and public works projects are frequently long-term, complex projects requiring significant technical and management skills and financial strength to, among other things, obtain bid and performance bonds, which are often a condition to bidding for, and award of, contracts for such projects.

     The Company installs and maintains street, highway, bridge and tunnel lighting, traffic signals, computerized traffic control systems and signal and communication systems for mass transit systems in several metropolitan areas. In addition, in the United States, the Company conducts sheet metal fabrication operations, manufacturing and installing sheet metal air handling systems for both its own mechanical construction operations and for unrelated mechanical contractors. The Company also maintains welding and pipe fabrication shops for some of its own mechanical operations.

  Facilities Services

     In conjunction with mechanical and electrical construction services, the Company provides services required to maintain the physical environment and supporting systems in customer facilities frequently referred to as facilities services, which generated approximately 15% of 1997 revenues. The Company has historically provided technical support services to its customers following completion of construction projects which typically include maintenance and service of mechanical and electrical systems and small modification projects to support the day-to-day needs of customers. As a result of its ability to provide maintenance services as part of its construction services and an expanded demand over the past 10 years for these services, the Company has sought to build on these relationships and expand its business to meet new needs and to exploit these emerging opportunities.

     In the early 1990's the market for facilities services grew rapidly in the United Kingdom as a result of Thatcher government initiatives. The Company's United Kingdom subsidiary expanded its traditional technical service business in response to these opportunities and established a dedicated unit to focus on the facilities services business. This unit currently provides a full range of facilities services to public and private sector customers under multi-year agreements, including maintaining British Airways' facilities at Heathrow and Gatwick Airports, the new British Library, the Department of Trade and Industry offices in London, and the new Jubilee Line Extension of the London Underground. The Company also provides facilities services at several automotive manufacturing plants for the Rover Group and various British Aerospace facilities. In addition, the United Kingdom operations provide on-call and mobile service support on a task-order or contract basis, small renovation project work, data communications, security system installation and maintenance services.

     The Company, by virtue of its construction and facilities services expertise, is involved with teams for several private finance initiatives ('PFIs'), a new group of government programs in the United Kingdom. The PFIs, which involve governmental bodies responsible for the national healthcare system, social security, and air traffic control, among others, seek to transfer ownership and management of government facilities, such as office buildings and hospitals, to teams of financial institutions, consulting service groups, construction groups and facilities services providers, which competitively bid for PFI contracts. While there is no way to predict the timing or the recipients of the PFI awards, the Company expects to be a member of one or more teams awarded such projects and has already agreed to provide mechanical and electrical services, ground maintenance and other ancillary services for the next five to seven years to approximately 300 buildings which were formerly owned and managed by the British Department of Social Services. The Company has built on its United Kingdom experience to market its facilities services business to international markets and currently provides facilities services through joint ventures to, among others, the new Macau Airport and to several companies in South Africa.

     In 1997, the Company established a new subsidiary to expand its facilities service operations in North America patterned on its United Kingdom business. This operating unit seeks to build on existing capabilities, facilities services operations at existing subsidiaries and client relationships to expand the scope of services currently offered and to develop packages of services for customers on a regional, national and global basis. For example, through its Penguin Air Conditioning subsidiary ('Penguin'), based in New York City, the Company provides mechanical and electrical facilities services to maintain Credit Suisse First Boston's headquarters in New York City, where Penguin and other EMCOR subsidiaries were involved with the construction of its space. Through its Texas-based subsidiary, Gowan, the Company has performed facilities services work for the Shell Research Center in Houston. The North American facilities services business principally is focused on opportunities arising from private and public sectors' outsourcing and privatization programs as these sectors focus on their core functions. In the United States, management has targeted opportunities arising from the deregulation of the electric utility industry, deregulation and expansion of the telecommunications industry and the REIT-driven consolidation of the commercial real estate industry as a basis for growth in facilities services.

     The deregulation of the utility industry, in general, has led to renewed focus on energy costs and conservation measures as energy providers compete for market share. In addition, United States Federal legislation and executive orders, and similar directives at the state and local levels, have mandated reductions in energy consumption at government facilities which may be accomplished through private programs financed by the resulting energy cost savings. These programs typically include energy assessments and engineering studies, retrofit construction to implement the energy savings measures, and the long-term operation and maintenance of these measures to ensure continued performance. Various subsidiaries of the Company have participated in such programs in the past and have the requisite expertise to perform them. The Company's facilities services subsidiary recently established a strategic alliance with DukeSolutions, Inc., a subsidiary of Duke Energy Corp., to provide energy assessment, design, installation, and operations and maintenance services for various Department of Defense facilities located in 46 states, the District of Columbia and Puerto Rico, and a similar alliance with PECO Energy Company to provide similar services to certain not-for-profit institutions in Massachusetts.

     The Company expects similar additional programs to be undertaken as the deregulation of electric utilities continues in the United States, and believes that its ability to be a single source provider of construction and facilities services will place it at a significant competitive advantage. The Company recently announced the acquisition of Newcomb, an energy consulting and engineering services firm, to expand its capabilities in this market.

     The deregulation and expansion of the telecommunications industry has led to a rapid expansion of installed infrastructure, including wireless communication systems and long distance networks. Much of the new infrastructure has been built by companies that do not have existing maintenance operations and which seek to focus on providing telecommunication services and not on maintaining their infrastructure. The Company, through several subsidiaries, has provided installation services for the infrastructure of telecommunication companies and facilities services to support their operations. In this industry, the Company has worked on facilities owned by such service providers as Sprint, AT&T, and MCI, has installed and maintained equipment for suppliers such as Lucent, Nortel, and Siemens, and has provided construction and maintenance services to competitive local service providers, such as Teleport Communications Group, and to users who maintain their own systems.

     The REIT-driven consolidation of the real estate industry is creating large portfolios of property that require the types of facilities services offered by the Company. Large REITs and their property managers represent a target market for the facilities services business whereby the Company can offer a comprehensive package of services in addition to its traditional technical services to maintain and service mechanical and electrical systems. While the Company has not yet entered into any agreements with such customers in the North American market, the Company believes that there is significant customer interest in obtaining a provider such as the Company which can offer single point responsibility for multiple property locations.

     The Company offers its facilities services to customers on single-task and multi-task bases depending on a customer's needs, under short-term and multi-year agreements. Such services frequently involve the permanent assignment of employees to customer premises for the duration of the contract, often around the clock.

     The Company believes its mechanical and electrical construction services and facilities services businesses are complementary, permitting it to offer customers a comprehensive package of services. The ability to offer both construction and facilities services should enhance the Company's competitive position with customers. Furthermore, the facilities services business tends to be less cyclical than the construction business as such operations are more responsive to the needs of an industry's operations rather than its construction requirements.


  Competition

     The Company believes that the mechanical and electrical construction services business is highly fragmented and competitive. A majority of the Company's revenues are derived from jobs requiring competitive bids; however, an invitation to bid is often conditioned upon prior experience, technical capability and financial strength. The Company competes with national, regional and local companies, most of which are small, owner-operated companies that operate in a limited geographic area. There are few public companies focused on providing mechanical and electrical construction services, although in the last three years more public national and regional firms have been established. The Company is the largest provider of mechanical and electrical construction services in the United States and Canada and one of the largest in the United Kingdom and the world. As such, the Company has a substantial operating history and proven track record which more recent market entrants lack. In the future, competition may be encountered from new entrants, such as public utilities and other companies attempting to consolidate mechanical and electrical construction services companies. Competitive factors in the mechanical and electrical construction services business include: (i) the availability of qualified and/or licensed personnel; (ii) reputation for integrity and quality;
(iii) safety record; (iv) cost structure; (v) relationships with customers; (vi) geographic diversity; (vii) ability to control project costs; (viii) experience in specialized markets; (ix) ability to obtain bonding and (x) adequate working capital.

     While the facilities services business is also highly fragmented, a number of large corporations such as Johnson Controls, Inc., Fluor Corp., and ServiceMaster Limited Partnership are engaged in this field, and there are other companies seeking to consolidate facilities services businesses. In addition, the Company's facilities services operations are well established in the United Kingdom but are in a development stage in the United States.

  Employees

     The Company presently employs approximately 14,000 people, approximately 75% of whom are represented by various unions. The Company believes that its employee relations are generally good.

     Segment information relating to the geographic areas in which the Company operates is included in Note L to the consolidated financial statements.

ITEM 2. PROPERTIES

     The operations of the Company are conducted primarily in leased properties.

The following table lists major facilities:

                                                                      LEASE EXPIRATION
                                                       APPROXIMATE      DATE, UNLESS
                                                       SQUARE FEET         OWNED
                                                       -----------    ----------------
CORPORATE HEADQUARTERS
101 Merritt Seven Corporate Park
Norwalk, Connecticut................................      15,725            4/8/00

OPERATING FACILITIES
1200 North Sickles Road
Tempe, Arizona......................................      29,000             Owned

3208 Landco Drive
Bakersfield, California.............................      49,875           6/30/02

4462 Corporate Center Drive
Los Alamitos, California............................      41,400          12/31/00

4464 Alvarado Canyon Road
San Diego, California...............................      53,800          10/31/00

9505 Chesapeake Drive
San Diego, California...............................      44,000           1/31/01

345 Sheridan Boulevard
Lakewood, Colorado..................................      63,000             Owned

5697 New Peachtree Road
Atlanta, Georgia....................................      27,200          11/30/98

2100 South York Road
Oak Brook, Illinois.................................      77,700           1/09/02

2655 Garfield Road
Highland, Indiana...................................      34,600           7/08/01

3555 W. Oquendo Road
Las Vegas, Nevada...................................     100,000          11/30/98

111-01 14th Avenue
College Point, New York.............................      77,000           2/28/06

111 West 19th Street
New York, New York..................................      27,200           5/31/98

Two Penn Plaza
New York, New York..................................      57,200           2/01/06

5550 Airline Road

Houston, Texas......................................      74,483           6/30/01

515 Norwood Road
Houston, Texas......................................      26,676           6/30/01

1574 South West Temple
Salt Lake City, Utah................................      38,800          12/31/99

22930 Shaw Road
Sterling, Virginia..................................      32,600           7/31/99

                                                                      LEASE EXPIRATION
                                                       APPROXIMATE      DATE, UNLESS
                                                       SQUARE FEET         OWNED
                                                       -----------    ----------------
109-D Executive Drive
Sterling, Virginia..................................      19,000           8/31/99

1 Thameside Centre
Kew Bridge Road
Kew Bridge, Middlesex, United Kingdom...............      14,000          12/22/12

165 Robertson Road
Ottawa, Ontario, Canada.............................      35,400           4/01/02

2116 Logan Avenue
Winnipeg, Manitoba, Canada..........................      19,800             Owned

3455 Landmark Blvd.
Burlington, Ontario, Canada.........................      16,100             Owned

     The Company believes that all of its property, plant and equipment are well maintained, in good operating condition and suitable for purposes for which they are used.

     See Note I to the consolidated financial statements for additional information regarding lease costs. The Company believes there will be no difficulty either in negotiating the renewal of its real property leases as they expire or in finding other satisfactory space.

ITEM 3. LEGAL PROCEEDINGS


     The Company is currently defending a lawsuit that was commenced against the Dynalectric Company ('Dynalectric'), a subsidiary of the Company, in Superior Court of New Jersey, Bergen County, arising out of Dynalectric's participation in a joint venture with the plaintiff, Computran. In the action, which was instituted in 1988, Computran, a participant in, and a subcontractor to, the joint venture alleges that Dynalectric wrongfully terminated its subcontract, fraudulently diverted funds due to it, misappropriated its trade secrets and proprietary information, fraudulently induced it to enter into the joint venture and conspired with other defendants to commit certain acts in violation of the New Jersey Racketeering Influence and Corrupt Organization Act. Dynalectric believes that Computran's claims are without merit and intends to defend this matter vigorously. Dynalectric has filed counterclaims against Computran. As a result of a motion made by Dynalectric, the Superior Court of New Jersey has recently ordered that the matters in dispute between Dynalectric and Computran be resolved by binding arbitration in accordance with an original agreement between the parties.

     In February 1995 as part of an investigation by the New York County District Attorney's office into the business affairs of Herbert Construction Company ('Herbert'), a general contractor that did business with the Company's subsidiary, Forest Electric Corporation ('Forest'), a search warrant was executed at Forest's executive offices. At that time, the Company was informed that Forest and certain of its officers are targets of the continuing investigation. Neither the Company nor Forest has been advised of the precise nature of any suspected violation of law by Forest or its officers. On April 7, 1997, Ted Kohl, a principal of Herbert, pled guilty to one count of money laundering, one count of offering a false instrument for filing and one count of filing a false New York State Resident Income Tax Return. DPL Interiors, Inc., a Company allegedly owned by Mr. Kohl, also pled guilty to one count of failing to file New York City General Income Tax Returns. Mr. Kohl and DPL Interiors, Inc. have not yet been sentenced.

     Substantial settlements or damage judgements against a subsidiary of the Company arising out of either of these matters could have a material adverse effect on the Company's business, operating results and financial condition.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Frank T. MacInnis, Age 51; Chairman of the Board and Chief Executive Officer of the Company since April 1994 and President of the Company from April 1994 to April 1997. From April 1990 to April 1994 Mr. MacInnis served as President and Chief Executive Officer, and from August 1990 to April 1994 as Chairman of the Board, of Comstock Group, Inc., a nationwide electrical contracting company. From 1986 to April 1990, Mr. MacInnis was Senior Vice President and Chief Financial Officer of Comstock Group, Inc. In addition, from 1986 to April 1994 Mr. MacInnis was also President of Spie Group Inc., which owns or owned Comstock Group, Inc., Spie Construction Inc., a Canadian pipeline construction company, and Spie Horizontal Drilling Inc., a U.S. company engaged in underground drilling for the installation of pipelines and communications cable.

     Jeffrey M. Levy, Age 45; President of the Company since April 1997 and Chief Operating Officer of the Company since February 1994, Executive Vice President of the Company from November 1994 to April 1997, Senior Vice President of the Company from December 1993 to November 1994. From May 1992 to December 1993, Mr. Levy was President and Chief Executive Officer of the Company's subsidiary EMCOR Mechanical/Electrical Services (East) Inc. From January 1991 to May 1992 Mr. Levy served as Executive Vice President and Chief Operating Officer of Lehrer McGovern Bovis, Inc., a construction management and construction company.

     Sheldon I. Cammaker, Age 58; Executive Vice President and General Counsel of the Company since September 1987 and Secretary of the Company since May 1997. Prior to September 1987, he was a senior partner of the New York City law firm of Botein, Hays & Sklar.

     Leicle E. Chesser, Age 51; Executive Vice President and Chief Financial Officer of the Company since May 1994. From April 1990 to May 1994 Mr. Chesser served as Executive Vice President and Chief Financial Officer of Comstock Group, Inc. and from 1986 to May 1994 he was also Executive Vice President and Chief Financial Officer of Spie Group Inc.

     Thomas D. Cunningham, Age 48; Executive Vice President of the Company since July 1997. From March 1994 to May 1997, Mr. Cunningham was Executive Vice President and Chief Financial Officer of Swiss Army Brands, Inc., an importer and distributor of Swiss Army knives and watches and Sabatier and Forschner cutlery. For more than five years prior thereto, Mr. Cunningham was a Managing Director of J.P. Morgan & Co., an international bank.

     R. Kevin Matz, Age 39; Vice President and Treasurer of the Company since April 1996 and Staff Vice President -- Financial Services of the Company from March 1993 to April 1996. From March 1991 to March 1993, Mr. Matz was Treasurer of Sprague Technologies Inc., a manufacturer of electronic components.

     Mark A. Pompa, Age 33; Vice President and Controller of the Company since September 1994. From June 1992 to September 1994, Mr. Pompa was an Audit and Business Advisory Manager of Arthur Andersen LLP, an accounting firm.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Market Information. The Company's Common Stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol 'EMCG'.

     The following table sets forth high and low sales prices for the Common Stock for the periods indicated as reported by the Nasdaq National Market:

1997                                                                    HIGH          LOW
---------------------------------------------------------------------   ----------    ---------
First Quarter........................................................   17 3/16       12 3/4
Second Quarter.......................................................   16 5/8        13
Third Quarter........................................................   20 1/4        15
Fourth Quarter.......................................................   22 1/4        16 1/2

1996
---------------------------------------------------------------------
First Quarter........................................................   12 3/8        9 3/8
Second Quarter.......................................................   17 3/8        11 3/4
Third Quarter........................................................   17 3/8        14 1/8
Fourth Quarter.......................................................   15 5/8        13

     Holders. As of February 4, 1998 there were 63 shareholders of record and, as of that date, the Company estimates there were approximately 900 beneficial owners holding stock in nominee or 'street' name.

     Dividends. The Company did not pay dividends on its Common Stock during 1997 or 1996, and it does not anticipate that it will pay dividends on its Common Stock in the foreseeable future. The Company's working capital credit facility limits the payment of dividends on its Common Stock. Also, the Company's Series C Notes Indenture provides that dividends are limited to 50% of consolidated net income (as defined) for the period from December 15, 1994 to the most recently ended fiscal quarter.

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following selected financial data has been derived from audited financial statements and should be read in conjunction with the consolidated financial statements, the related notes thereto and the reports of independent public accountants thereon, included elsewhere in this annual report on Form 10-K and in previously filed annual reports on Form 10-K of the Company. On December 15, 1994 (the 'Effective Date'), the Company emerged from Chapter 11 of the United States Bankruptcy Code pursuant to its Third Amended Joint Plan of Reorganization dated August 9, 1994, as amended (the 'Plan of Reorganization'), proposed by EMCOR and its subsidiary SellCo Corporation ('SellCo'). In connection with the Plan of Reorganization, the Company adopted the American Institute of Certified Public Accountants' Statement of Position 90-7, 'Financial Reporting by Entities in Reorganization Under the Bankruptcy Code' ('SOP 90-7'). The Company has accounted for its reorganization by using the principles of Fresh-Start Accounting as required by SOP 90-7. For accounting purposes, the Company assumed that the Plan of Reorganization was consummated on December 31, 1994.

INCOME STATEMENT DATA (A) (B)

                                                           REORGANIZED COMPANY            |    PREDECESSOR COMPANY
                                                         YEAR ENDED DECEMBER 31,          |  YEAR ENDED DECEMBER 31,
                                                  --------------------------------------  |  ------------------------
                                                     1997          1996          1995     |     1994          1993
                                                  ----------    ----------    ----------  |  ----------    ----------
                                                                                          |
Revenues.......................................   $1,950,868    $1,669,274    $1,588,744  |  $1,763,961    $2,194,735
Gross profit...................................      182,183       160,788       143,147  |     156,372       151,177
Reorganization items...........................           --            --            --  |     (91,318)           --
Income (loss) from continuing operations before                                           |
  extraordinary items and change in method of                                             |
  accounting...................................        8,581         9,437       (10,853) |    (118,934)     (113,991)
Income (loss) from discontinued operations.....           --            --            --  |      10,216        (9,087)
Extraordinary items:                                                                      |
  -Loss on early extinguishment of debt, net of                                           |
    income taxes...............................       (1,004)           --            --  |          --            --
  -Gain on debt discharge......................           --            --            --  |     413,249            --
Cumulative effect of change in method of                                                  |
  accounting for post employment benefits......           --            --            --  |      (2,100)           --
                                                  ----------    ----------    ----------  |  ----------    ----------
Net income (loss)..............................   $    7,577    $    9,437    $  (10,853) |  $  302,431    $ (123,078)
                                                  ----------    ----------    ----------  |  ----------    ----------
                                                  ----------    ----------    ----------  |  ----------    ----------
Basic earnings (loss) per share: (d)(e)........                                           |
Income (loss) from continuing operations before                                           |
  extraordinary items and change in method of                                             |
  accounting...................................   $     0.90    $     1.00    $    (1.13) |  $   (12.62)
Discontinued operations........................           --            --            --  |        1.08
Extraordinary items:                                                                      |
  -Loss on early extinguishment of debt, net of                                           |
    income taxes...............................        (0.11)           --            --  |          --
  -Gain on debt discharge......................           --            --            --  |       43.85
Cumulative effect of change in method of                                                  |
  accounting for post employment benefits......           --            --            --  |       (0.22)
                                                  ----------    ----------    ----------  |  ----------
Basic earnings (loss) per share................   $     0.79    $     1.00    $    (1.13) |  $    32.09

                                                  ----------    ----------    ----------  |  ----------
                                                  ----------    ----------    ----------  |  ----------
Diluted earnings (loss) per share: (d)(e)                                                 |
Income (loss) from continuing operations before                                           |
  extraordinary items and change in method of                                             |
  accounting...................................   $     0.84    $     0.96    $    (1.13) |  $   (12.62)
Discontinued operations........................           --            --            --  |        1.08
Extraordinary items:                                                                      |
  -Loss on early extinguishment of debt, net of                                           |
    income taxes...............................        (0.10)           --            --  |          --
  -Gain on debt discharge......................           --            --            --  |       43.85
Cumulative effect of change in method of                                                  |
  accounting for post employment benefits......           --            --            --  |       (0.22)
                                                  ----------    ----------    ----------  |  ----------
Diluted earnings (loss) per share..............   $     0.74    $     0.96    $    (1.13) |  $    32.09
                                                  ----------    ----------    ----------  |  ----------
                                                  ----------    ----------    ----------  |  ----------

BALANCE SHEET DATA (B)

                                                              REORGANIZED COMPANY               |  PREDECESSOR COMPANY
                                                               AS OF DECEMBER 31,               |         AS OF
                                                  --------------------------------------------  |     DECEMBER 31,
                                                    1997        1996        1995        1994    |         1993
                                                  --------    --------    --------    --------  |  -------------------
                                                                                                |
Stockholders' equity (deficit)(c)..............   $ 95,323    $ 83,883    $ 70,610    $ 81,130  |       $(302,262)
Total assets...................................    660,654     614,747     710,945     707,498  |         806,442
Net assets held for sale.......................         --          --      61,969      55,401  |
Notes payable..................................         --          --      14,665       4,803  |             172
Borrowings under working capital credit                                                         |
  lines........................................      9,497      14,200      25,000      40,000  |              --
7% Senior Secured Notes........................         --          --      61,969      55,401  |              --
Long-term debt, including current maturities...     62,657      72,405      68,989      61,290  |           4,465
Debt in default................................         --          --          --          --  |         501,007
Capital lease obligations......................   $  1,482    $  1,007    $  1,284    $  2,029  |       $   2,561

------------------
(a) The income statement data for the year ended December 31, 1995 excludes the operating results of businesses held for sale since the operations of these businesses accrued to the benefit of holders of the notes issued by the Company's subsidiary SellCo Corporation and, prior to their payment in full during 1996, the Company's Series A Notes, and certain other obligations (See Note D to the consolidated financial statements). Income statement data has been reclassified for all periods presented prior to 1995 to reflect the Company's water supply business and other businesses for sale as discontinued operations.

(b) Selected financial data for periods as of and after the adoption of Fresh-Start Accounting are not comparable to selected financial data of periods presented prior to December 31, 1994 and have been separated by a black line.

(c) No cash dividends on the Company's Common Stock have been paid during the past five years.

(d) Historical per share data for periods prior to December 31, 1994 have not been presented as it is not meaningful since the Company was recapitalized and adopted Fresh-Start Accounting as of December 31, 1994.

(e) Effective December 31, 1997 the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. Accordingly, earnings per share information for years prior to December 31, 1997 have been restated to conform to current year presentation. (See Note C to the consolidated financial statements.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS--YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     EMCOR Group Inc.'s ('EMCOR' or the 'Company') revenues for the years ended December 31, 1997 and 1996 were $1,950.9 million and $1,669.3 million, respectively. Net income for the year ended December 31, 1997 was $7.6 million compared to net income of $9.4 million for the year ended December 31, 1996. Basic Earnings Per Share ('Basic EPS') as defined by Statement of Financial Accounting Standards No. 128, 'Earnings Per Share,' was $0.79 per share for the year ended December 31, 1997 compared to Basic EPS of $1.00 per share in the year earlier period. Net income for the year ended December 31, 1997 includes an after-tax charge of approximately $1.0 million ($1.7 million pre-tax) associated with the early retirement of approximately $11.9 million of the Company's Series C Notes. Net income for the year ended December 31, 1996 reflects a net after-tax gain of $8.1 million ($12.5 million pre-tax) on the sale of certain assets held for sale, including the sale of substantially all of the assets of Jamaica Water Supply Company ('JWS'). JWS and the Company's other water supply subsidiary, Sea Cliff Water Company, are referred to hereafter as the 'Water Companies.' Net income for 1996 also reflects an after-tax charge of $2.8 million ($4.3 million pre-tax) included in selling, general and administrative expenses ('SG&A') related to an adverse arbitration award.

     The 16.9% increase in revenues for the year ended December 31, 1997 when compared to 1996 was primarily attributable to the continued increase in commercial construction activity in the western United States, the acquisition of the businesses of two mechanical construction companies in late 1996 and early 1997 in Connecticut and New Jersey, respectively, a general increase in industrial construction activity in Canada, and continued progress on several large jobs in the United Kingdom.

     SG&A for the year ended December 31, 1997 was $154.8 million, or 7.9% of revenues, compared to $143.7 million, or 8.6% of revenues, for the year ended December 31, 1996. SG&A expenses for the year ended December 31, 1996, exclusive of the adverse arbitration award noted above, were $139.4 million, or 8.3% of revenues. The dollar increase in SG&A for the year ended December 31, 1997 compared to the prior year is attributable to the increase in operating volume. The reduction in SG&A as a percentage of revenues is due to the maintenance of the fixed cost portion of SG&A.

     The Company generated operating income of $27.4 million for the year ended December 31, 1997 compared with operating income of $17.1 million for the year ended December 31, 1996. Operating income for the year ended December 31, 1997 as compared to 1996 increased by $10.3 million due to increases in operating volume during 1997 as well as reductions in SG&A as a percentage of revenues. In addition, operating income for 1996 reflected the negative impact during 1996 of the adverse arbitration award referred to above, in addition to favorable closeouts of certain contracts in the first quarter of 1996.

     The Company's backlog was $996.4 million at December 31, 1997 and $1,043.7 million at December 31, 1996. Between December 31, 1996 and December 31, 1997, the Company's backlog in Canada increased by $0.5 million, its backlog in the United Kingdom decreased by $43.8 million and its backlog in the United States decreased by $4.0 million. The increase in the Company's Canadian backlog was primarily attributable to improved economic conditions in western Canada. The decrease in the United Kingdom backlog was due to the continued progress towards completion of several large projects and exchange rate fluctuations. The decline in the domestic backlog was due to the continued progress towards completion of several large projects, primarily in the western United States.

     The Company's interest expense decreased by $1.9 million to $13.0 million in 1997 due to the Company's lower cost of capital, lower average outstanding borrowings during 1997 and the repurchase and partial redemption of the Company's Series C Notes discussed above. Beginning with the second quarter of 1997, the Company was relieved of obligations under the terms of its then domestic bonding and revolving credit agreements restricting the use of cash generated by certain subsidiaries, and the Company used this cash to reduce borrowings under its New Credit Facility referred to below. As a consequence, the Company maintained less cash on deposit in banks in 1997 than in 1996, and interest income decreased from $2.2 million in 1996 to $1.1 million in 1997.

RESULTS OF OPERATIONS--YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Revenues for the years ended December 31, 1996 and 1995 were $1,669.3 million and $1,588.7 million, respectively. Net income for the year ended December 31, 1996 was $9.4 million compared to a net loss of $10.9 million for the year ended December 31, 1995. Basic EPS was $1.00 per share for the year ended December 31, 1996 compared to Basic EPS of $(1.13) per share for the year ended December 31, 1995. Net income for the year ended December 31, 1996 includes a gain of $12.5 million ($8.1 million after-tax) on the sale of JWS. Net income for 1996 also reflects an after-tax charge of $2.8 million ($4.3 million pre-tax) included in SG&A related to an adverse arbitration award. The 1995 loss includes a loss of approximately $0.9 million associated with the disposition of a subsidiary engaged principally in the installation of industrial boilers.

     Revenues for the year ended December 31, 1996 increased by approximately 5.1% when compared with the year earlier period. While revenues of business units operating in the western United States increased due to improved economic conditions, these increases were substantially offset by decreased revenues (a) in the northeastern United States resulting from, among other things, adverse weather conditions in the first quarter of 1996 and increased competition, (b) in the midwestern United States due to reduced construction activity as compared with 1995 and the Company's earlier downsizing of its midwestern operations and
(c) in the United Kingdom due to reduced activity in the commercial construction market.

     SG&A for the years ended December 31, 1996 and 1995 was $143.7 million and $137.3 million, respectively. The increase was primarily attributable to increased operating volume and the $4.3 million adverse arbitration result noted above.

     The Company generated operating income of $17.1 million for the year ended December 31, 1996 compared with operating income of $5.9 million for the year ended December 31, 1995. The improvement in operating income for 1996 was principally attributable to continued improvement in gross profit due to cost control efforts and improved job performance offset partially by an increase in SG&A related to the adverse arbitration award noted above.

LIQUIDITY AND CAPITAL RESOURCES

     On January 16, 1998, the Company filed a Registration Statement on Form S-3 to sell from time to time: (i) preferred stock, par value $0.10 per share (the 'Preferred Stock'), (ii) common stock, par value $0.01 per share (the 'Common Stock'), (iii) unsecured debt securities consisting of notes, debentures or other evidences of indebtedness (the 'Debt Securities') which may be senior, senior subordinated or subordinated and (iv) warrants to purchase Preferred Stock, Common Stock of Debt Securities (the 'Warrants'), or any combination of the foregoing.

     The Preferred Stock, Common Stock, Debt Securities and Warrants are collectively referred to as the 'Securities.' Pursuant to the Shelf Registration Statement, as amended, the Securities may be offered for sale from time to time at an aggregate initial offering price not to exceed $200,000,000 at prices and on terms to be determined at or prior to the time of sale.

     Proceeds from the issuance of the Securities, if any, will be used for general corporate purposes, including without limitation the repayment of indebtedness including the Company's Series C Notes, Supplemental SellCo Note, and borrowings under its revolving credit facility, and possible acquisitions. Any loss resulting from the early retirement of the Series C Notes and

Supplemental SellCo Note would be reported as an extraordinary item in the Company's consolidated financial statements.

     The Company's consolidated cash balance decreased by $1.3 million from $50.7 million at December 31, 1996 to $49.4 million at December 31, 1997. The Company generated positive operating cash flow of $25.6 million for the year ended December 31, 1997 which was primarily used to purchase or redeem approximately $11.9 million of Series C Notes, to pay down a portion of the Company's borrowings under its revolving credit facility and to fund capital expenditures. The December 31, 1997 cash balance includes approximately $7.3 million in a foreign subsidiary's bank account which is available only to support its operations.

     On June 19, 1996, the Company and its subsidiary, Dyn Specialty Contracting Inc. ('Dyn'), entered into a credit agreement with Harris Trust and Savings Bank ('Harris') providing the Company with a working capital credit facility for borrowings up to $100.0 million for a three-year period (the 'New Credit Facility'). The New Credit Facility, as amended, which is guaranteed by certain direct and indirect subsidiaries of the Company and is secured by substantially all of the assets of the Company and those subsidiaries provides for borrowing capacity available in the form of revolving loans ('Revolving Loans') and/or letters of credit ('LCs'). The Revolving Loans bear interest at a variable rate, which is the prime commercial lending rate announced by Harris from time to time (8.5% at December 31, 1997) plus 1.0% to 2.0% based on certain financial tests. The interest rate on the Revolving Loans was 9.5% at December 31, 1997. LC fees ranging from 1.50% to 3.25% are charged based on the type of LC issued. The New Credit Facility expires on June 19, 1999. As of December 31, 1997, the Company had approximately $25.7 million of LCs and approximately $9.5 million of Revolving Loans outstanding under the New Credit Facility.

     On December 15, 1994, the Company and its wholly-owned subsidiary SellCo Corporation ('SellCo'), issued, or reserved for issuance, four series of notes (the 'New Notes') and 9,424,083 shares of the Company's Common Stock (constituting 100% of the issued or issuable shares as of December 15, 1994) to pre-petition creditors of the Company, other than holders of the Company's pre-petition subordinated debt, in settlement of their pre-petition claims, and to Belmont Capital Partners II, L.P., which provided a debtor-in-possession credit facility ('DIP Loan'), in payment of additional interest under the terms of the DIP Loan. The entire $11.9 million principal amount of Series B Notes and approximately $4.1 million principal amount of Series A Notes, two of the four series of the New Notes, were redeemed on December 15, 1994 with the net cash proceeds derived from the sale of certain of the Company's subsidiaries, the stock of which would have been pledged as part of the collateral securing the Series B Notes had such subsidiaries not been sold (and an additional $600,000 of such proceeds were reserved for prepayment of certain of the Series A Notes which have been reserved for issuance in respect of disputed and unliquidated claims). The Series A Notes were paid in full with proceeds received by the Company from the sale of the Water Companies. Holders of SellCo Notes, also a series of the New Notes, will only be paid from and to the extent of any remaining net cash proceeds (as defined) from the sale of SellCo's subsidiaries and the proceeds of the $5.5 million Supplemental SellCo Note issued by the Company to SellCo. The SellCo Notes are not obligations of the Company, and holders of the SellCo Notes may only look to EMCOR to the extent of EMCOR's obligation to pay the Supplemental SellCo Note plus accrued interest thereon. Approximately $6.6 million and $1.7 million of SellCo Notes were redeemed during 1997 and 1996, respectively, with net cash proceeds from the sales of the Water Companies. Interest on the Supplemental SellCo Note is payable at maturity.

     In October 1997, the Company's Canadian subsidiary, Comstock Canada Ltd., renewed a credit agreement with a bank providing for an overdraft facility of up to Cdn. $0.5 million. The facility is secured by a standby letter of credit and provides for interest at the bank's prime rate (6.0% at December 31, 1997). There were no borrowings outstanding under this credit agreement at December 31, 1997. The Canadian subsidiary may utilize the Company's revolving credit facility for any future working capital requirements.

     In September 1995, a number of the Company's United Kingdom subsidiaries renegotiated and renewed a demand credit facility with a United Kingdom bank for a credit line of pounds 17.1 million (approximately U.S. $26.8 million). The facility was secured by substantially all of the assets of the Company's principal United Kingdom subsidiaries. The overdraft facility provided for interest at the bank's base rate, as defined (6.5% as of December 31, 1995), plus 3.0% on the first pounds 5.0 million of borrowings and at the bank's base rate plus 4.0% for borrowings over pounds 5.0 million. During 1996, the Company's United Kingdom subsidiaries replaced the United Kingdom facility with Revolving Loans and LCs under the New Credit Facility.

     As reported in the Company's Report on Form 8-K, dated February 29, 1996, holders of a majority of principal amount of the outstanding Series A Notes and holders of a majority of principal amount of the outstanding Series C Notes consented to amendments to the Series A Indenture and Series C Indenture under which the Series A Notes and the Series C Notes, respectively, were issued. The amendments (i) reduced the Consolidated Fixed Charge Coverage Ratio (the 'Ratio'), as defined, required to be maintained by the Company and certain of its subsidiaries, pursuant to each of the Indentures and (ii) excluded from the calculation of the Ratio certain non-cash interest payments payable by the issuance of additional Series A Notes and Series C Notes. The Series A Notes have been paid in their entirety.

CERTAIN INSURANCE MATTERS

     During the second quarter of 1996, the Company entered into an agreement with one of its insurers to reinsure the Company's obligations to bear certain losses incurred for insurance plan years from October 1, 1992 to September 30, 1995. Under this agreement, amounts previously deposited by the Company with one of the Company's insurers as collateral to fund certain losses under the deductible portion of the Company's insurance program were returned to the Company and used to fund the cost of that agreement and to pay down, in July 1996, approximately $10.1 million of indebtedness under the New Credit Facility. As of December 31, 1997, the Company was utilizing approximately $25.4 million of letters of credit obtained under the New Credit Facility as collateral for its current insurance obligations, and therefore presently is not required to deposit cash for such obligations.

YEAR 2000

     The Company has performed a comprehensive review of its computer systems to identify systems that could be affected by the Year 2000 issue and is developing a plan to resolve the issue. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems to ensure Year 2000 compliance. Preliminary cost estimates of testing and converting system applications range from $1.0 million to $2.0 million. Maintenance and modification costs will be expensed as incurred, while costs of new software will be capitalized and amortized over the expected useful life of the related software.

     The Company expects its Year 2000 conversion project to be completed on a timely basis. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be converted on a timely basis. A failure to convert successfully by another company could have an adverse effect on the Company's systems.

     This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995, particularly statements regarding market opportunities, market share growth, competitive growth, gross margin, and selling, general and administrative expenses. These forward-looking statements involve risks and uncertainties, that could cause actual results to differ materially from those in any such forward-looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including changes in the specific markets for the Company's services, adverse business conditions, decreased or lack of growth in the mechanical and electrical construction and facilities services industries, increased competition, pricing pressures, risks associated with foreign operations and other factors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               EMCOR GROUP, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                 DECEMBER 31,
                                                                                               1997        1996
                                                                                             --------    --------
                                          ASSETS
Current assets:
  Cash and cash equivalents...............................................................   $ 49,376    $ 50,705
  Accounts receivable, less allowance for doubtful accounts of $20,456 and
     $18,812, respectively................................................................    480,997     442,930
  Costs and estimated earnings in excess of billings on uncompleted contracts.............     73,974      67,765
  Inventories.............................................................................      7,363       9,108
  Prepaid expenses and other..............................................................     10,951       8,143
                                                                                             --------    --------
       Total current assets...............................................................    622,661     578,651
Investments, notes and other
  long-term receivables...................................................................      5,901       5,737
Property, plant and equipment, net........................................................     27,164      26,952
Other assets..............................................................................      4,928       3,407
                                                                                             --------    --------
Total assets..............................................................................   $660,654    $614,747
                                                                                             --------    --------
                                                                                             --------    --------

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               EMCOR GROUP, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                 DECEMBER 31,
                                                                                               1997        1996
                                                                                             --------    --------
                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under working capital credit lines.............................................   $  9,497    $ 14,200
Current maturities of long-term debt and capital lease obligations........................        927         361
Accounts payable..........................................................................    239,117     218,099
Billings in excess of costs and estimated earnings on uncompleted contracts...............    112,833     105,653
Accrued payroll and benefits..............................................................     49,058      43,789
Other accrued expenses and liabilities....................................................     45,163      39,596
                                                                                             --------    --------
  Total current liabilities...............................................................    456,595     421,698
Long-term debt............................................................................     63,212      73,051
Other long-term obligations...............................................................     45,524      36,115
Stockholders' equity:
Preferred Stock, $0.10 par value, 1,000,000 shares authorized, zero issued and
  outstanding.............................................................................         --          --
Common Stock, $0.01 par value, 13,700,000 shares authorized, 9,590,827 and 9,514,636
  shares issued and outstanding or issuable, respectively.................................         96          95
Warrants..................................................................................      2,154       2,154
Capital surplus...........................................................................     87,107      81,672
Cumulative translation adjustment.........................................................       (195)      1,378
Retained earnings (accumulated deficit)...................................................      6,161      (1,416)
                                                                                             --------    --------
  Total stockholders' equity..............................................................     95,323      83,883
                                                                                             --------    --------
Total liabilities and stockholders' equity................................................   $660,654    $614,747
                                                                                             --------    --------
                                                                                             --------    --------

     The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               EMCOR GROUP, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              1997          1996          1995
                                                                           ----------    ----------    ----------
Revenues................................................................   $1,950,868    $1,669,274    $1,588,744
Costs and expenses:
  Cost of sales.........................................................    1,768,685     1,508,486     1,445,597
  Selling, general and administrative...................................      154,769       143,674       137,254
                                                                           ----------    ----------    ----------
                                                                            1,923,454     1,652,160     1,582,851
                                                                           ----------    ----------    ----------
Operating income........................................................       27,414        17,114         5,893
Interest expense........................................................      (13,029)      (14,890)      (17,453)
Interest income.........................................................        1,077         2,244         2,633
Other income............................................................           --        12,500            --
Net loss on business sold...............................................           --            --          (926)
                                                                           ----------    ----------    ----------
Income (loss) before income taxes and extraordinary item................       15,462        16,968        (9,853)
Income tax provision....................................................        6,881         7,531         1,000
                                                                           ----------    ----------    ----------
Income (loss) before extraordinary item.................................        8,581         9,437       (10,853)
Extraordinary item--loss on early extinguishment of debt, net of income
  taxes.................................................................       (1,004)           --            --
                                                                           ----------    ----------    ----------
Net income (loss).......................................................   $    7,577    $    9,437    $  (10,853)
                                                                           ----------    ----------    ----------
                                                                           ----------    ----------    ----------
Basic earnings (loss) per share:
  Income (loss) before extraordinary item...............................   $     0.90    $     1.00    $    (1.13)
  Extraordinary item--loss on early extinguishment of debt, net of
     income taxes.......................................................        (0.11)           --            --
                                                                           ----------    ----------    ----------
Basic earnings (loss) per share.........................................   $     0.79    $     1.00    $    (1.13)
                                                                           ----------    ----------    ----------
                                                                           ----------    ----------    ----------

Diluted earnings (loss) per share:
  Income (loss) before extraordinary item...............................   $     0.84    $     0.96    $    (1.13)
  Extraordinary item--loss on early extinguishment of debt, net of
     income taxes.......................................................        (0.10)           --            --
                                                                           ----------    ----------    ----------
Diluted earnings (loss) per share.......................................   $     0.74    $     0.96    $    (1.13)
                                                                           ----------    ----------    ----------
                                                                           ----------    ----------    ----------

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               EMCOR GROUP, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                                                    1997       1996        1995
                                                                                  --------    -------    --------
Cash flows from operating activities:
Net income (loss)..............................................................   $  7,577    $ 9,437    $(10,853)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization................................................      8,192      7,864       8,912
  Net loss from business sold..................................................         --         --         926
  Stock compensation...........................................................         --         --           6
  Non-cash interest expense....................................................      1,319      4,748       7,690
  Non-cash income tax provision................................................      5,587      6,771          --
  Non-cash portion of extraordinary item.......................................        533         --          --
  Other, net...................................................................        612        252         465
                                                                                  --------    -------    --------
                                                                                    23,820     29,072       7,146
Change in operating assets and liabilities excluding effect of businesses disposed of and acquired:
  (Increase) decrease in accounts receivable, net..............................    (37,585)    (6,956)      2,635
  (Increase) decrease in inventories and contracts in progress.................      3,029    (11,228)    (16,320)
  Increase (decrease) in accounts payable and other accrued expenses and
     liabilities...............................................................     31,740     (6,891)      5,312
  Decrease in insurance cash collateral........................................         --     30,812       6,765
  Decrease in funds held in escrow.............................................         --      8,271         378
  Changes in other assets and liabilities, net.................................      4,613     (9,997)      4,785
                                                                                  --------    -------    --------
Net Cash Provided by Operations................................................     25,617     33,083      10,701
                                                                                  --------    -------    --------
Cash flows from financing activities:
  Proceeds from working capital credit lines...................................    136,862     45,625          --
  Payments of working capital credit lines.....................................   (141,565)   (56,425)    (15,000)
  Proceeds from long-term debt and capital lease obligations...................        906        226         180
  Payments of long-term debt and capital lease obligations.....................       (685)      (873)     (1,379)
  Repayment of Series A Notes..................................................         --    (66,424)         --
  Partial repayment and redemption of Series C Notes...........................    (11,920)        --          --
  Exercise of stock options....................................................        427        487          --
  Proceeds from notes payable..................................................         --      9,596      21,266
  Payments of notes payable....................................................         --    (24,363)    (11,404)
  Debt issuance costs..........................................................       (304)    (1,600)         --
                                                                                  --------    -------    --------
Net Cash Used in Financing Activities..........................................    (16,279)   (93,751)     (6,337)
                                                                                  --------    -------    --------


Cash flows from investing activities:
  Proceeds from sale of businesses and other assets............................        750        353         650
  Proceeds from sales of net assets held for sale..............................         --     66,424          --
  Purchase of property, plant and equipment....................................     (9,753)    (7,428)     (4,512)
  Acquisition of business......................................................     (1,500)        --          --
  Net disbursements for other investments......................................       (164)      (983)         --
                                                                                  --------    -------    --------
Net Cash (Used in) Provided by Investing Activities............................    (10,667)    58,366      (3,862)
                                                                                  --------    -------    --------
(Decrease) Increase in Cash and Cash Equivalents...............................     (1,329)    (2,302)        502
Cash and Cash Equivalents at Beginning of Year.................................     50,705     53,007      52,505
                                                                                  --------    -------    --------
Cash and Cash Equivalents at End of Year.......................................   $ 49,376    $50,705    $ 53,007
                                                                                  --------    -------    --------
                                                                                  --------    -------    --------

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               EMCOR GROUP, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                          RETAINED
                                                                          CUMULATIVE      EARNINGS          TOTAL
                                         COMMON                CAPITAL    TRANSLATION   (ACCUMULATED    STOCKHOLDERS'
                                         STOCK     WARRANTS    SURPLUS    ADJUSTMENT      DEFICIT)         EQUITY
                                         ------    --------    -------    ----------    ------------    -------------
January 1, 1995.......................    $ 94      $2,179     $78,857      $--           $ --            $  81,130
  Foreign currency translation
     adjustment.......................    --         --          --            327          --                  327
  Other...............................    --         --              6       --             --                    6
  Net loss............................    --         --          --          --            (10,853)         (10,853)
                                         ------    --------    -------    ----------    ------------    -------------
Balance, December 31, 1995............      94       2,179      78,863         327         (10,853)          70,610
  Foreign currency translation
     adjustment.......................    --         --          --          1,051          --                1,051
  Common Stock issued under stock
     option plans.....................       1       --            486       --             --                  487
  NOL utilization.....................    --         --          2,298       --             --                2,298
  Net income..........................    --         --          --          --              9,437            9,437
  Other...............................    --           (25)         25       --             --              --
                                         ------    --------    -------    ----------    ------------    -------------
Balance, December 31, 1996............      95       2,154      81,672       1,378          (1,416)          83,883
  Foreign currency translation
     adjustment.......................    --         --          --         (1,573)         --               (1,573)
  Common Stock issued under stock
     option plans.....................       1       --            426       --             --                  427
  NOL utilization.....................    --         --          5,009       --             --                5,009
  Net income..........................    --         --          --          --              7,577            7,577
                                         ------    --------    -------    ----------    ------------    -------------
Balance, December 31, 1997............    $ 96      $2,154     $87,107      $ (195)       $  6,161        $  95,323
                                         ------    --------    -------    ----------    ------------    -------------
                                         ------    --------    -------    ----------    ------------    -------------

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               EMCOR GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--NATURE OF OPERATIONS

     EMCOR Group, Inc. ('EMCOR' or the 'Company') is a multinational corporation involved in mechanical and electrical construction services and facilities services. EMCOR's subsidiaries specialize in the design, integration, installation, start-up, testing, operation and maintenance of: (i) distribution systems for electrical power (including power cables, conduits, distribution panels, transformers, generators, uninterruptible power supply systems and related switch gear and control); (ii) lighting systems, including fixtures and controls; (iii) low-voltage systems, including fire alarm, security, communications and process control systems; (iv) heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems; and (v) plumbing, process and high-purity piping systems. EMCOR's subsidiaries provide mechanical and electrical construction and facilities services directly to end-users (including corporations, municipalities and other governmental entities, owners/developers, and tenants of buildings) and, indirectly, by acting as a subcontractor for construction managers, general contractors, systems suppliers and other subcontractors. Mechanical and electrical construction services are principally either large installation projects with contracts generally in the multi-million dollar range; smaller system installations involving renovation and retrofit work; and maintenance and service. In addition, certain of its subsidiaries operate and maintain mechanical and/or electrical systems for customers under contracts and provide other services commonly referred to as facilities services including the management of facilities and the provision of support services to customers at the customer's facilities. Mechanical and electrical construction and facilities services are provided to a broad range of commercial, industrial and institutional customers through offices located in major markets throughout the United States, Canada and the United Kingdom and through its joint ventures in the United Arab Emirates, Saudi Arabia, South Africa, Hong Kong and Macau.

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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


     Reclassifications of prior years data have been made in the accompanying consolidated financial statements where appropriate to conform to the current presentation.

Revenue Recognition

     Revenues from long-term contracts are recognized on the percentage-of-completion method. Percentage-of-completion for the mechanical and electrical construction services business is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. Certain of the Company's electrical contracting business units measure percentage-of-completion by the percentage of labor costs incurred to date for each contract to the estimated total labor costs for such contract, while others are on the cost to total cost method. Revenues from facilities services are recognized as services are provided.

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

                               EMCOR GROUP, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

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

     Also included in costs and estimated earnings on uncompleted contracts are amounts the Company seeks or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price, or other customer-related causes of unanticipated additional contract costs (claims and pending change orders). These amounts are recorded at their estimated net realizable value when realization is probable and can be reasonably estimated. No profit is recognized on the construction costs incurred in connection with these amounts. Pending change orders involve the use of estimates and it is reasonably possible that revisions to the estimated recoverable amounts of recorded pending change orders may be made in the near-term. Claims made by the Company involve negotiation and, in certain cases, litigation. The Company expenses such costs as incurred, although it may seek to recover these costs as part of the claim. The Company believes that it has established legal bases for pursuing recovery of recorded claims and it is management's intention to pursue and litigate these claims, if necessary, until a decision or settlement is reached. Claims and pending change orders also involve the use of estimates and it is reasonably possible that revisions to the estimated recoverable amounts of recorded claims may be made in the near-term. Claims against the Company are recognized when a loss is considered probable and amounts are reasonably determinable.

     Costs and estimated earnings on uncompleted contracts and related amounts billed as of December 31, 1997 and 1996 are as follows (in thousands):

                                                                             1997          1996
                                                                          ----------    ----------
Costs incurred on uncompleted contracts................................   $2,282,127    $2,442,197
Estimated earnings.....................................................      158,832       175,094
                                                                          ----------    ----------
                                                                           2,440,959     2,617,291

Less billings to date..................................................    2,479,998     2,655,179
                                                                          ----------    ----------
                                                                          $  (39,039)   $  (37,888)
                                                                          ----------    ----------
                                                                          ----------    ----------

     Such amounts are included in the accompanying Consolidated Balance Sheets at December 31, 1997 and 1996 under the following captions (in thousands):

                                                                              1997         1996
                                                                            ---------    ---------
Costs and estimated earnings in excess of billings on uncompleted
  contracts..............................................................   $  73,794    $  67,765
Billings in excess of costs and estimated earnings on uncompleted
  contracts..............................................................    (112,833)    (105,653)
                                                                            ---------    ---------
                                                                            $ (39,039)   $ (37,888)
                                                                            ---------    ---------
                                                                            ---------    ---------

                               EMCOR GROUP, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     As of December 31, 1997 costs and estimated earnings in excess of billings on uncompleted contracts include unbilled revenues for pending change orders of approximately $14.5 million and claims of approximately $12.5 million. In addition, accounts receivable as of December 31, 1997 included claims and contractually billed amounts related to such contracts of approximately $44.5 million. Claims and related amounts, included in accounts receivable, aggregated approximately $49.2 million as of December 31, 1996. Generally, contractually billed amounts will not be paid by the customer to the Company until final resolution of related claims.

Classification of Contract Amounts

     In accordance with industry practice, the Company classifies as current all assets and liabilities related to the performance of long-term contracts. The contracting cycle for certain long-term contracts may extend beyond one year and, accordingly, collection or payment of amounts related to these contracts may extend beyond one year. Accounts receivable at December 31, 1997 and 1996 included $88.2 million and $70.9 million, respectively, of retainage billed under terms of the contracts. The Company estimates that approximately 85% of retainage recorded at December 31, 1997 will be collected during 1998.

Cash and Cash Equivalents

     For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. The Company maintains a centralized cash management program whereby its excess cash balances are invested in high quality, short-term, money market instruments which are considered cash equivalents. At times, cash balances in the Company's bank accounts may exceed federally insured limits.

Inventories

     Inventories, which consist primarily of construction materials, are stated at the lower of cost or market. Cost is determined principally using average cost.

Property, Plant and Equipment

     Property, plant and equipment is stated at cost. Depreciation is recorded principally using the straight-line method over estimated useful lives ranging from 3 to 40 years.

     Property, plant and equipment in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 1997 and 1996 (in thousands):


                                                                                 1997        1996
                                                                               --------    --------
Machinery and equipment.....................................................   $ 24,824    $ 22,615
Furniture and fixtures......................................................      5,728       4,507
Land, buildings and leasehold improvements..................................     13,758      13,554
                                                                               --------    --------
                                                                                 44,310      40,676
Accumulated depreciation and amortization...................................    (17,146)    (13,724)
                                                                               --------    --------
                                                                               $ 27,164    $ 26,952
                                                                               --------    --------
                                                                               --------    --------

                               EMCOR GROUP, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

Fair Value of Financial Instruments

     The Company's financial instruments include accounts receivable, investments, notes and other long-term receivables, other assets, long-term debt (excluding the Company's Series C Notes), foreign currency contracts and other financing commitments whose carrying values approximate their fair values.

     At December 31, 1997, the fair value of the Company's Series C Notes was $64.3 million compared to the carrying value of $56.3 million. The fair value was estimated based on quoted market prices and market interest rates as of December 31, 1997.

Foreign Operations

     The financial statements and transactions of the Company's foreign subsidiaries are maintained in their functional currency and translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, 'Foreign Currency Translation'. Translation adjustments have been accumulated as a separate component of stockholders' equity.

Other Income

     Other income in the accompanying Consolidated Statement of Operations for the year ended December 31, 1996 includes a pre-tax gain of $12.5 million ($8.1 million after-tax) on the sale of certain assets held for sale, including the sale of substantially all of the assets of the Company's principal water supply subsidiary Jamaica Water Supply Company ('JWS'). JWS and the Company's other water supply subsidiary, Sea Cliff Water Company ('Sea Cliff'), are referred to hereafter as the 'Water Companies.'

Income Taxes

     The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, 'Accounting for Income Taxes' ('SFAS 109'). SFAS 109 requires an asset and liability approach which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Foreign Exchange Contracts

     Gains and losses on contracts designated as hedges of net investments in foreign subsidiaries are recognized in the Consolidated Statements of Stockholders' Equity as exchange rates change as Cumulative Translation Adjustment.

     As of December 31, 1997, the Company had one forward contract that is designated as, and is effective as, an economic hedge of a net investment in a foreign entity. The amount of this forward contract is not material to the consolidated financial statements.

Valuation of Stock Option Grants

     The Company continues to account for its stock option plans under Accounting Principles Board Opinion No. 25, 'Accounting for Stock Issued to Employees' ('APB 25'). See Note G for pro forma information relating to treatment of the Company's stock option plans under Statement of Financial Accounting Standards No. 123, 'Accounting for Stock-Based Compensation' ('SFAS 123').

                               EMCOR GROUP, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE C--EARNINGS PER SHARE

     Effective December 31, 1997 the Company adopted Statement of Financial Accounting Standards No. 128 ('SFAS No. 128' or the 'Statement'), 'Earnings Per Share' ('EPS'), which established standards for computing and presenting EPS. The Statement replaced the presentation of Primary EPS with a presentation of Basic EPS, as defined, and Fully Diluted EPS with Diluted EPS, as defined.

     The following tables summarize the Company's calculation of Basic EPS and Diluted EPS for the years ended December 31, 1997, 1996 and 1995:


                                                                                     1997
                                                                    INCOME          SHARES        PER SHARE
                                                                  (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                                  -----------    -------------    ---------
BASIC EPS
Income before extraordinary item available to common
  stockholders.................................................   $ 8,581,000       9,547,869      $  0.90
                                                                                                  ---------
                                                                                                  ---------
EFFECT OF DILUTIVE SECURITIES:
  Options......................................................            --         305,336
  Warrants.....................................................            --         321,690
                                                                  -----------    -------------
DILUTED EPS....................................................   $ 8,581,000      10,174,895      $  0.84
                                                                  -----------    -------------    ---------
                                                                  -----------    -------------    ---------

                                                                                     1996
                                                                    INCOME          SHARES        PER SHARE
                                                                  (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                                  -----------    -------------    ---------
BASIC EPS
Income before extraordinary item available to common
  stockholders.................................................   $ 9,437,000      9,479,817       $  1.00
                                                                                                  ---------
                                                                                                  ---------
Effect of Dilutive Securities:
  Options......................................................            --        276,960
  Warrants.....................................................            --         54,226
                                                                  -----------    -------------
DILUTED EPS....................................................   $ 9,437,000      9,811,003       $  0.96
                                                                  -----------    -------------    ---------
                                                                  -----------    -------------    ---------

                                                                                    1995
                                                                  INCOME           SHARES        PER SHARE
                                                                (NUMERATOR)     (DENOMINATOR)     AMOUNT
                                                               -------------    -------------    ---------
BASIC EPS
Loss before extraordinary item available to common
  stockholders..............................................   $ (10,853,000)     9,580,418       $ (1.13)
                                                                                                 ---------
                                                                                                 ---------

EFFECT OF DILUTIVE SECURITIES:
  Options...................................................              --             --
  Warrants..................................................              --             --
                                                               -------------    -------------
DILUTED EPS.................................................   $ (10,853,000)     9,580,418       $ (1.13)
                                                               -------------    -------------    ---------
                                                               -------------    -------------    ---------

                               EMCOR GROUP, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE C--EARNINGS PER SHARE--(CONTINUED)

     The number of the Company's warrants and options granted which were excluded from the computation of Diluted EPS for the years ended December 31, 1997, 1996 and 1995 because they would be antidilutive is as follows:

                                                                         1997       1996        1995
                                                                        -------    -------    ---------
Series X.............................................................        --         --      605,000
Series Y.............................................................        --    605,000      605,000
Series Z(a)..........................................................        --         --      170,000
Options..............................................................        --     33,000           --
                                                                        -------    -------    ---------
Total................................................................        --    638,000    1,380,000
                                                                        -------    -------    ---------
                                                                        -------    -------    ---------

     (a) The Series Z Warrants expired on December 15, 1996.

     As a result of adopting SFAS No. 128, the Company's reported earnings per share for the years ended December 31, 1996 and 1995 were restated. The effect of this accounting change on previously reported earnings per share data is as follows:

PER SHARE AMOUNTS                                                     1996      1995
------------------------------------------------------------------   ------    ------
Primary EPS as reported...........................................   $ 0.95    $(1.13)
Effect of SFAS No. 128............................................     0.05        --
                                                                     ------    ------
Basic EPS as restated.............................................   $ 1.00    $(1.13)

                                                                     ------    ------
                                                                     ------    ------
Fully diluted EPS as reported.....................................   $ 0.95    $(1.13)
Effect of SFAS No. 128............................................   $ 0.01        --
                                                                     ------    ------
Diluted EPS as restated...........................................   $ 0.96    $(1.13)
                                                                     ------    ------
                                                                     ------    ------

NOTE D--CURRENT DEBT

  New Credit Facility

     On June 19, 1996, the Company and its subsidiary Dyn Specialty Contracting Inc. ('Dyn') entered into a credit agreement with Harris Trust and Savings Bank ('Harris') providing the Company with a working capital credit facility for borrowings up to $100.0 million for a three-year period (the 'New Credit Facility'). The New Credit Facility, as amended, which is guaranteed by certain direct and indirect subsidiaries of the Company and is secured by substantially all of the assets of the Company and those subsidiaries, provides for borrowing capacity available in the form of revolving loans ('Revolving Loans') and/or letters of credit ('LCs'). The Revolving Loans bear interest at a variable rate, which is the prime commercial lending rate announced by Harris from time to time (8.5% at December 31, 1997) plus 1.0%--2.0% based on certain financial tests. The interest rate on the Revolving Loans was 9.5% at December 31, 1997. LC fees ranging from 1.50% to 3.25% are charged based on the type of LC issued. The New Credit Facility expires on June 19, 1999. As of December 31, 1997, the Company had approximately $25.7 million of LCs and approximately $9.5 million of Revolving Loans outstanding under the New Credit Facility which are classified as Current Liabilities under the caption 'Borrowings under working capital credit lines' in the accompanying Consolidated Balance Sheets.

  MES and Dyn Credit Agreements

     On December 14, 1994, the Company and certain of its subsidiaries entered into two credit agreements (the 'Old Credit Agreements') with Belmont Capital Partners II, L.P. ('Belmont'), certain directors of the Company and/or their affiliates and other lenders (the 'Lenders') providing the Company and MES and certain of its subsidiaries with working capital facilities of up to an aggregate amount of $45.0 million which became available December 15, 1994. The MES Credit Agreement, one of the Old Credit Agreements, was among the Company, its subsidiary MES Holdings Corporation ('MES'), substantially all of the U.S. subsidiaries of MES, as guarantors, and the Lenders and provided the Company and MES with loans in an aggregate amount of up to

                               EMCOR GROUP, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE D--CURRENT DEBT--(CONTINUED)

$35.0 million. The Dyn Credit Agreement, the other Old Credit Agreement, was among the Company, Dyn, Dyn's subsidiaries, as guarantors, and the Lenders and provided Dyn with loans in aggregate amount of up to $10.0 million. The loans bore interest on the principle amount thereof at the rate of 15.0% per annum.

     The proceeds from the Old Credit Agreements were used to repay amounts outstanding under the Company's previous working capital loan, pay fees and expenses in connection with the Old Credit Agreements and the balance was used for general working capital purposes.

     Borrowings outstanding under the Old Credit Agreements were repaid in June 1996 from proceeds received by the Company from the sale of the Water Companies and from borrowings under the New Credit Facility at which time the Old Credit Agreements were terminated.

  Series A Notes

     On December 15, 1994 the Company issued or reserved for issuance approximately $62.2 million principal amount of Series A Notes and reserved for issuance up to a maximum of $8.8 million additional principal amount of Series A Notes upon resolution of disputed and unliquidated pre-petition general unsecured claims. Approximately $4.7 million of the outstanding Series A Notes were redeemed in 1995 and the balance of the Series A Notes were paid in full during the second quarter of 1996 (approximately $66.5 million in principal and accrued interest thereon) with proceeds received by the Company from the sale of the Water Companies.

  Foreign Borrowings

     In October 1997, the Company's Canadian subsidiary, Comstock Canada Ltd., renewed a credit agreement with a bank providing for an overdraft facility of up to Cdn. $0.5 million. The facility is secured by a standby letter of credit and provides for interest at the bank's prime rate (6.0% at December 31, 1997). There were no borrowings outstanding under this facility at December 31, 1997 and 1996. The Canadian subsidiary may utilize the Company's revolving credit facility for any future working capital requirements.

     In September 1995, a number of the Company's United Kingdom subsidiaries renegotiated and renewed a demand credit facility with a United Kingdom bank for a credit line of pounds 17.1 million (approximately U.S. $26.8 million). The facility was secured by substantially all of the assets of the Company's principal United Kingdom subsidiaries. The overdraft facility provided for interest at the bank's base rate, as defined (6.5% as of December 31, 1995), plus 3.0% on the first pounds 5.0 million of borrowings and at the bank's base rate plus 4.0% for borrowings over pounds 5.0 million. During 1996, the Company's United Kingdom subsidiaries replaced the overdraft line with Revolving Loans and LCs under the New Credit Facility.

NOTE E--LONG-TERM DEBT

     Long-Term Debt in the accompanying Consolidated Balance Sheets consist of the following amounts as of December 31, 1997 and 1996 (in thousands):


                                                                                                1997       1996
                                                                                               -------    -------
Series C Notes, outstanding face value of approximately $61.9 million and $73.8 million,
  respectively, at 11.0% discounted to a 14.0% effective rate, due 2001.....................   $56,290    $66,039
Supplemental SellCo Note, outstanding face value of approximately $5.5 million at 8.0%,
  discounted to a 14.0% effective rate, due 2004............................................     4,733      4,474
Capitalized Lease Obligations at weighted average interest rates from 7.25% to 11.0%,
  payable in varying amounts through 2004...................................................     1,482      1,007
Other, at weighted average interest rates of approximately 9.6%, payable in varying amounts
  through 2012..............................................................................     1,634      1,892
                                                                                               -------    -------
                                                                                                64,139     73,412
Less current maturities.....................................................................      (927)      (361)
                                                                                               -------    -------
                                                                                               $63,212    $73,051
                                                                                               -------    -------
                                                                                               -------    -------

                               EMCOR GROUP, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE E--LONG-TERM DEBT--(CONTINUED)

  Series C Notes

     On December 15, 1994 the Company issued approximately $62.8 million principal amount of Series C Notes. Interest on the Series C Notes was payable semiannually through June 15, 1996 by the issuance of additional Series C Notes and is currently payable quarterly in cash. The Series C Notes are unsecured indebtedness of the Company and are subordinate to indebtedness under the Company's New Credit Facility. The Series C Notes have been recorded at a discount to their face amount to yield an estimated effective interest rate of 14.0%. The Series C Notes mature on December 15, 2001 and are currently redeemable at a redemption price equal to 104% of the principal amount. The redemption price decreases ratably to face value at maturity.

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

     On February 29, 1996, an aggregate majority of principal amount of the outstanding Series C Notes consented to amendments to the Series C Indenture under which the Series C Notes were issued. The amendments (i) reduced the Consolidated Fixed Charge Coverage Ratio (the 'Ratio'), as defined, required to be maintained by the Company and certain of its subsidiaries under the Series C Indenture and (ii) excluded from the calculation of the Ratio certain non-cash interest payments payable by the issuance of additional Series C Notes.

  Supplemental SellCo Note

     On December 15, 1994, EMCOR issued to its wholly-owned subsidiary SellCo Corporation ('SellCo') its 8.0% promissory note in the principal amount of approximately $5.5 million (the 'Supplemental SellCo Note'). The note matures on the earlier of (i) December 15, 2004 or (ii) one day prior to the date on which the SellCo Notes (hereafter defined) are deemed canceled. If at any time after December 15, 1999, prior to the maturity date of the SellCo Notes (December 15, 2004) the value of the consolidated assets of SellCo and its subsidiaries (excluding the Supplemental SellCo Note) is determined by independent appraisal to be less than $250,000, the balance of the SellCo Notes (not theretofore paid from net sales proceeds from the sale of the stock or assets of SellCo subsidiaries and the proceeds of the Supplemental SellCo Note which will have become due and payable) will be deemed canceled. Interest on the Supplemental SellCo Note is payable upon maturity. The Supplemental SellCo Note has been recorded at a discount to its face amount to yield an estimated effective interest rate of 14.0%.

  SellCo Notes

     On December 15, 1994, SellCo issued approximately $48.1 million principal amount of 12.0% Subordinated Contingent Payments Notes, due 2004, (the 'SellCo Notes'). Interest is payable semiannually in additional SellCo Notes. Net Cash Proceeds (as defined in the Indenture pursuant to which the SellCo Notes were issued) from the sales of stock or assets of SellCo subsidiaries are to be used to redeem SellCo Notes. The SellCo Notes are not obligations of EMCOR and accordingly are not included in the accompanying Consolidated Balance Sheets as of December 31, 1997 and 1996. The holders of the SellCo Notes may only look to EMCOR to the extent of EMCOR's obligation to pay the Supplemental SellCo Note plus accrued interest thereon. In May 1996, the Company completed the sale of substantially all of the assets of its subsidiary JWS to The City of New York and the Water Authority of Western Nassau County. In May 1996, the Company also completed the sale of the stock of Sea Cliff to a subsidiary of Aquarion Company. Approximately $2.1 and $0.7 million of the proceeds

                               EMCOR GROUP, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE E--LONG-TERM DEBT--(CONTINUED)


from the sale of the stock of Sea Cliff and the sale of assets of JWS, respectively, were used to redeem, in part, the SellCo Notes during August 1996. On February 28, 1997, the Company redeemed approximately $6.6 million of SellCo Notes with proceeds from the sale of assets of JWS which monies had been retained pending disposition of the lawsuit brought by certain holders of Warrants of Participation ('Warrants') that had been issued by the Company prior to its Chapter 11 proceedings. As the liabilities of JWS are finally determined, JWS' various contingent liabilities are resolved, funds held in escrow under the sales agreements (the 'Sales Agreements') for the sale of assets of JWS and the stock of Sea Cliff are released, and post closing adjustments under the Sales Agreements are agreed upon, additional amounts of the sales proceeds may become available, from time to time, for additional redemptions of the SellCo Notes. The SellCo Notes mature on December 15, 2004 if not deemed canceled at an earlier date as discussed above under Supplemental SellCo Note.

  Other Long-Term Debt

     Other long-term debt consists primarily of loans for real estate, office equipment, automobiles and building improvements. As of December 31, 1997 and 1996, respectively, other long-term debt, excluding current maturities, totaling $1.5 million and $1.8 million was owed by certain of the Company's subsidiaries. The aggregate amount of other long-term debt maturing during the next five years is approximately: $0.1 million in each of 1998, 1999, 2000, 2001, 2002; and $1.1 million thereafter.

NOTE F--INCOME TAXES

     The Company files a consolidated federal income tax return including all its U.S. subsidiaries. At December 31, 1997, the Company had net operating loss carryforwards ('NOLs') for U.S. income tax purposes of approximately $170.0 million, which expire in the years 2007 through 2010. The NOLs are subject to review by the Internal Revenue Service. Future changes in ownership of the Company, as defined by Section 382 of the Internal Revenue Code, could limit the amount of NOLs available for use in any one year.

     The Company adopted Fresh-Start Accounting in connection with the Company's reorganization in December, 1994. As a result, the tax benefit of any net operating loss carryforwards or net deductible temporary differences which existed as of December 15, 1994 will result in a charge to the tax provision (provision in lieu of income taxes) and be allocated to reorganization value in excess of amounts allocable to identifiable assets established in connection with the Company's emergence from bankruptcy and to capital surplus. For the year ended December 31, 1996 the Company allocated approximately $4.5 million of its tax provision to reorganization value in excess of amounts allocable to identifiable assets thereby reducing this balance to zero. The remaining utilization of NOLs and other deferred tax assets, approximately $5.0 million and $2.3 million for the years ended December 31, 1997 and 1996, respectively, have been applied to capital surplus for the years then ended.

     The income tax provision in the accompanying Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995 consists of (in thousands):


                                                                               1997      1996      1995
                                                                              ------    ------    ------
Current:
  Federal..................................................................   $5,508    $6,068    $   --
  State and local..........................................................    1,055       760       925
  Foreign..................................................................    1,418       703        75
                                                                              ------    ------    ------
                                                                               7,981     7,531     1,000
                                                                              ------    ------    ------
Deferred:
  Foreign..................................................................   (1,100)       --        --
                                                                              ------    ------    ------
                                                                              $6,881    $7,531    $1,000
                                                                              ------    ------    ------
                                                                              ------    ------    ------

                               EMCOR GROUP, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE F--INCOME TAXES--(CONTINUED)

     Factors accounting for the variation from U.S. statutory income tax rates relating to continuing operations for the years ended December 31, 1997, 1996 and 1995 are as follows (in thousands):

                                                                              1997      1996      1995
                                                                             ------    ------    -------
Federal income taxes at the statutory rate................................   $5,412    $5,939    $(3,449)
State and local income taxes, net of federal tax benefits.................      686       494        650
Foreign income taxes......................................................    1,630     1,094         --
Valuation allowance against deferred tax asset............................       --        --      3,799
Other.....................................................................     (847)        4         --
                                                                             ------    ------    -------
                                                                             $6,881    $7,531    $ 1,000
                                                                             ------    ------    -------
                                                                             ------    ------    -------

     The components of the net deferred income tax asset included in 'Other Assets' in the accompanying Consolidated Balance Sheets for the years ended December 31, 1997 and 1996 are as follows (in thousands):


                                                                           1997        1996
                                                                          -------    --------
Deferred tax assets:
Net operating loss carryforward........................................   $63,241    $ 78,878
Excess of amounts expensed for financial statement purposes over
  amounts deducted for income tax purposes.............................    29,975      28,527
Other..................................................................     2,899       2,899
                                                                          -------    --------
Total deferred tax asset...............................................    96,115     110,304
                                                                          -------    --------
Deferred tax liabilities:
Costs capitalized for financial statement purposes and deducted to
  income tax purposes..................................................    17,799      19,175
                                                                          -------    --------
Total deferred tax liability...........................................    17,799      19,175
                                                                          -------    --------
Net deferred tax asset before valuation allowance......................    78,316      91,129
Valuation allowance for net deferred tax asset.........................   (77,216)    (91,129)
                                                                          -------    --------
Net deferred income tax asset..........................................   $ 1,100    $     --
                                                                          -------    --------
                                                                          -------    --------

     Income (loss) before income taxes for the years ended December 31, 1997, 1996 and 1995 consists of the following (in thousands):

                                                                          1997       1996        1995
                                                                         -------    -------    --------
United States.........................................................   $19,207    $18,086    $(10,063)
Foreign...............................................................    (3,745)    (1,118)        210
                                                                         -------    -------    --------
                                                                         $15,462    $16,968    $ (9,853)
                                                                         -------    -------    --------
                                                                         -------    -------    --------

NOTE G--STOCK OPTIONS AND WARRANTS

1994 MANAGEMENT STOCK OPTION PLAN

     On December 15, 1994, the Company adopted a Management Stock Option Plan (the '1994 Plan'), which was approved by the stockholders of the Company.

     The aggregate number of shares of Common Stock that may be issued pursuant to options under the 1994 Plan may not exceed 1,000,000 shares. The maximum number of shares which may be the subject of options granted to any individual in any calendar year may not exceed 500,000 shares. Options may be granted by the Compensation Committee (the 'Committee') of the Board of Directors to eligible employees as incentive stock options or as non-qualified stock options. The exercise price of an incentive stock option and a non-qualified stock option must be at least equal to the fair market value of the Common Stock on the date of grant.

                               EMCOR GROUP, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE G--STOCK OPTIONS AND WARRANTS--(CONTINUED)

     Such Options may not be exercised more than ten years after the date of grant. Options may be exercisable at such rate and times as may be fixed by the Compensation Committee of the Board of Directors on the date of grant; however, the rate at which the Option first becomes exercisable may not be more rapid than 33 1/3% on each of the first, second and third anniversaries, unless the Committee otherwise determines at the time of grant of such Option.

1995 NON-EMPLOYEE DIRECTORS' NON-QUALIFIED STOCK OPTION PLAN

     On March 20, 1995, the Company adopted the 1995 Non-Employee Directors' Non-Qualified Stock Option Plan (the '1995 Plan'), which was approved by the stockholders of the Company.

     The 1995 Plan provides for automatic grants of non-qualified stock options to directors of the Company who are not also employees of the Company or a subsidiary of the Company. Pursuant to the 1995 Plan, each non-employee director on March 20, 1995 was granted an option to purchase 7,500 shares of Common Stock at an exercise price of $5.125 per share. Under the 1995 Plan, each person who is elected to serve as a non-employee director after March 20, 1995 (including those persons who were non-employee directors on March 20, 1995) is to be granted an option during each calendar year (beginning with 1995) to purchase 3,000 shares of Common Stock. Accordingly on November 17, 1995, June 14, 1996 and June 20, 1997, each non-employee director was granted an option to purchase 3,000 shares of Common Stock at an exercise price of $9.375, $17.125 and $16.3125 per share, respectively.

     The aggregate number of shares of Common Stock that may be issued pursuant to options under the 1995 Plan may not exceed 200,000 shares and no options may be granted after March 20, 2005.

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

     The following table summarizes the Company's stock option activity since December 31, 1994.

                                                                              1994 PLAN              1995 PLAN
                                                                         -------------------    -------------------
                                                                                    WEIGHTED               WEIGHTED
                                                                                    AVERAGE                AVERAGE
                                                                         SHARES      PRICE      SHARES      PRICE
                                                                         -------    --------    -------    --------
Balance December 31, 1994.............................................        --         --          --         --
  Granted.............................................................   715,000     $ 5.10      63,000     $ 6.34
                                                                         -------    --------    -------    --------
Balance December 31, 1995.............................................   715,000       5.10      63,000       6.34
                                                                         -------                -------
  Granted.............................................................    15,000      14.90      18,000      17.13
  Forfeited...........................................................   (40,334)      5.13          --         --
  Exercised...........................................................   (61,430)      5.13     (28,500)      6.02
                                                                         -------                -------
Balance December 31, 1996.............................................   628,236       5.33      52,500      10.21
                                                                         -------    --------    -------    --------
  Granted.............................................................   366,000      19.82      18,000      16.31
  Forfeited...........................................................    (2,668)      5.13          --         --
  Exercised...........................................................   (73,191)      5.13      (3,000)     17.13
                                                                         -------                -------
Balance December 31, 1997.............................................   918,377     $11.12      67,500     $11.53
                                                                         -------    --------    -------    --------

     At December 31, 1997, 1996 and 1995, approximately 386,000 options, 208,000 options and 63,000 options were exercisable, respectively. The weighted average exercise price of exercisable options at December 31, 1997, 1996 and 1995 was approximately $6.46, $6.33 and $6.34, respectively.

                               EMCOR GROUP, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE G--STOCK OPTIONS AND WARRANTS--(CONTINUED)

     The following table summarizes information about the Company's stock options at December 31, 1997:


                                        OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                         --------------------------------------------------    ------------------------------
       RANGE OF                      WEIGHTED-AVERAGE      WEIGHTED-AVERAGE                WEIGHTED-AVERAGE
   EXERCISE PRICES       NUMBER       REMAINING LIFE        EXERCISE PRICE     NUMBER       EXERCISE PRICE
----------------------   -------    -------------------    ----------------    -------    -------------------
      1994 PLAN
     $4.75-$5.13         525,377         7.3 Years              $ 4.99         300,377          $  4.96
         9.63             12,000         7.9 Years                9.63           8,000             9.63
    $14.13-$19.875       381,000         9.8 Years              $19.62          10,000          $ 14.90
                         -------                                               -------
                         918,377                                               318,377
                         -------                                               -------
                         -------                                               -------
      1995 PLAN
        $5.13             22,500         7.2 Years              $ 5.13          22,500          $  5.13
         9.38             12,000         7.9 Years                9.38          12,000             9.38
    $16.31-$17.13         33,000         9.0 Years              $16.68          33,000          $ 16.68
                         -------                                               -------
                          67,500                                                67,500
                         -------                                               -------
                         -------                                               -------

     The weighted average fair value of options granted during 1997, 1996 and 1995 were $14.67, $10.10 and $3.28, respectively.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995: risk-free interest rates of 5.9% to 7.1% representing the risk-free interest rate at the date of grant; expected dividend yields of zero percent; expected lives of 6.5 years; and expected volatility of 57% for options granted prior to December 31, 1996 and expected volatility of 80% for options granted during 1997.

     The Company applies APB 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the accompanying Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995 for options granted during those years. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income, Basic EPS and Diluted EPS would have been reduced from the following as reported amounts to the following pro forma amounts:

                                                         1997      1996       1995
                                                        ------    ------    --------
Net Income (Loss):
  As Reported........................................   $7,577    $9,437    $(10,853)
  Pro Forma..........................................   $6,842    $8,840    $(11,354)
Basic EPS:
  As Reported........................................   $ 0.79    $ 1.00    $  (1.13)

  Pro Forma..........................................   $ 0.72    $ 0.93    $  (1.19)
Diluted EPS:
  As Reported........................................   $ 0.74    $ 0.96    $  (1.13)
  Pro Forma..........................................   $ 0.67    $ 0.90    $  (1.19)

Warrants

     On December 15, 1994, the Company issued to the holders of $7,040,000 principal amount of its pre-petition 7 3/4% Convertible Subordinated Debentures, due 2012, and $9,600,000 principal amount of its pre-petition 12.0% Subordinated Notes due 1996, their pro rata share of each of two series of five-year Warrants to purchase shares of Common Stock, namely, 600,000 Series X Warrants and 600,000 Series Y Warrants, with an

                               EMCOR GROUP, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE G--STOCK OPTIONS AND WARRANTS--(CONTINUED)

exercise price of $12.55 per share and $17.55 per share, respectively. In addition, the Company issued to pre-petition holders of other contingent and statutory subordinate claims and to holders of EMCOR's pre-petition common stock, preferred stock and Warrants of Participation, as well as to the plaintiffs in a stockholder class action lawsuit, their pro rata share of 250,000 Series Z Warrants to purchase shares of Common Stock, which Series Z Warrants had an exercise price of $50.00 per share. The Series X and Y Warrants expire on December 15, 1999. The Series Z Warrants expired on December 15, 1996.

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

     As of December 31, 1997, the number of Series X Warrants and Series Y Warrants issued and outstanding were approximately 605,000 and 605,000, respectively.

NOTE H--RETIREMENT PLANS

     A foreign subsidiary has a defined benefit pension plan covering substantially all eligible employees. The benefits under the plan are based on wages and years of service with the subsidiary. The Company's policy is to fund the minimum amount required by law.


     Net pension expense for the foreign defined benefit plan included in the accompanying Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995 consists of the following components (in thousands):

                                                                           1997        1996        1995
                                                                         --------    --------    --------
Service costs--benefits earned........................................   $  4,224    $  4,222    $  2,659
Interest on projected benefit obligations.............................      4,828       4,295       3,337
Actual return on plan assets..........................................     (9,750)     (6,264)     (6,493)
Net amortization and deferral.........................................      3,988       1,254       2,875
                                                                         --------    --------    --------
Net pension expense...................................................   $  3,290    $  3,507    $  2,378
                                                                         --------    --------    --------
                                                                         --------    --------    --------

     The benefit obligations and funded status of the plan at December 31, 1997 and 1996 are as follows (in thousands):

                                                                                      1997       1996
                                                                                     -------    -------
Accumulated benefit obligations:
  Vested..........................................................................   $53,986    $49,663
  Impact of future salary increases...............................................     8,611      7,936
                                                                                     -------    -------
Projected benefit obligations.....................................................    62,597     57,599
Plan assets at market value.......................................................    69,078     58,991
                                                                                     -------    -------
Excess of plan assets over projected benefit obligations..........................     6,481      1,392
Unrecognized prior service cost...................................................       687        791
Unrecognized net gain from past experience different from that assumed and effect
  of changes in assumptions.......................................................    (8,378)    (3,004)
Unrecognized net asset from initial application of SFAS No. 87....................      (558)      (663)
                                                                                     -------    -------
Accrued pension liability.........................................................   $(1,768)   $(1,484)
                                                                                     -------    -------
                                                                                     -------    -------

                               EMCOR GROUP, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE H--RETIREMENT PLANS--(CONTINUED)

     The assumptions used as of December 31, 1997, 1996 and 1995 in determining the pension cost and liability shown above were as follows:

                                                                           1997    1996    1995
                                                                           ----    ----    ----
Discount rate...........................................................    8.5%    8.5%    8.5%
Rate of salary progressions.............................................    6.5     6.5     6.5
Rate of return on assets................................................   10.0%   10.0%   10.0%

     The unrecognized net asset of the foreign plan is being amortized over 15 years. The plan assets are invested approximately 80% in equity securities and 20% in fixed income securities.

     The Company contributes to various union pension funds based upon wages paid to union employees of the Company. Such contributions approximated $50.8 million, $41.1 million and $35.1 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     The Company has a defined contribution retirement plan that covers its U.S. non-union eligible employees. Contributions to this plan are based on a percentage of the employee's base compensation. The expense recognized for the years ended December 31, 1997, 1996 and 1995, for the defined contribution plan was $2.6 million, $2.1 million and $2.1 million, respectively.

NOTE I--COMMITMENTS AND CONTINGENCIES

     The Company and its subsidiaries lease land, buildings and equipment under various leases. The leases frequently include renewal options and require the Company to pay for utilities, taxes, insurance and maintenance expenses.

     Future minimum payments, by year and in the aggregate, under capital leases, non-cancelable operating leases and related sub-leases with initial or remaining terms of one or more years at December 31, 1997 are as follows (in thousands):

                                                                          CAPITAL    OPERATING
                                                                          LEASES      LEASES      SUB-LEASES

                                                                          -------    ---------    ----------
Year 1.................................................................   $   444     $14,286      $  3,580
Year 2.................................................................       403      11,576         2,474
Year 3.................................................................       354       8,246         2,425
Year 4.................................................................       130       4,658         2,217
Year 5.................................................................       394       3,966         2,048
Thereafter.............................................................        --       8,711        11,833
                                                                          -------    ---------    ----------
Total minimum lease payments...........................................     1,725     $51,443      $ 24,577
                                                                                     ---------    ----------
                                                                                     ---------    ----------
Amounts representing interest..........................................       243
                                                                          -------
Present value of net minimum lease payments............................   $ 1,482
                                                                          -------
                                                                          -------

     Rent expense for the years ended December 31, 1997, 1996 and 1995 was $20.5 million, $17.5 million and $17.5 million, respectively. Rent expense for the years ended December 31, 1997, 1996 and 1995 includes sub-lease rentals of $2.3 million, $2.4 million and $1.7 million, respectively.

     The Company has employment agreements with certain of its executive officers and management personnel. These agreements generally continue until terminated by the executive or the Company and provide for salary continuation for a specified number of months under certain circumstances. Certain of the agreements provide the employees with certain additional rights if a change of control (as defined) of the Company occurs.

                               EMCOR GROUP, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE I--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

     The Company is contingently liable to sureties in respect of performance and payment bonds issued by the sureties in connection with certain contracts entered into by the Company in the normal course of business. The Company has agreed to indemnify the sureties for any payments made by them in respect of such bonds.

NOTE J--INSURANCE RESERVES

     The Company's insurance liability is determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. The present value of such claims was determined at December 31, 1997 and 1996 using a 4.0% discount rate. The estimated current portion of the insurance liability was approximately $5.1 million and $3.2 million at December 31, 1997 and 1996, respectively. Such amounts are included in 'Other accrued expenses and liabilities' in the accompanying Consolidated Balance Sheets. The non-current portion of the insurance liability was approximately $24.8 million and $18.5 million at December 31, 1997 and 1996, respectively. Such amounts are included in 'Other Long-Term Obligations'. The undiscounted liability was approximately $33.7 million and $24.9 million at December 31, 1997 and 1996, respectively.

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

NOTE K--ADDITIONAL CASH FLOW INFORMATION

     The following presents information about cash paid for interest and income taxes for the years ended December 31, 1997, 1996, and 1995 (in thousands):

                                                                     1997      1996      1995
                                                                    ------    ------    ------
Cash paid during the year for:
  Interest.......................................................   $9,116    $7,624    $6,797
  Income taxes...................................................   $  521    $  168    $  886

                               EMCOR GROUP, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE L--SEGMENT INFORMATION

     The following presents information about continuing operations by geographic areas for the years ended December 31, 1997, 1996 and 1995 (in thousands):

                                                                   OPERATING    NET LOSS ON                    NET ASSETS
                                                                    INCOME       BUSINESS      IDENTIFIABLE     HELD FOR
                                                      REVENUES      (LOSS)         SOLD           ASSETS          SALE
                                                     ----------    ---------    -----------    ------------    ----------
1997
United States.....................................   $1,325,605     $29,228        $  --         $438,283       $     --
United Kingdom....................................      407,449      (4,859)          --          137,585             --
Canada............................................      179,046       4,174           --           43,546             --
Other.............................................       38,768      (1,129)          --           40,313             --
                                                     ----------    ---------    -----------    ------------    ----------
                                                     $1,950,868     $27,414        $  --         $659,727       $     --
                                                     ----------    ---------    -----------    ------------    ----------
                                                     ----------    ---------    -----------    ------------    ----------
1996
United States.....................................   $1,131,882     $16,509        $  --         $405,954       $     --
United Kingdom....................................      358,334         902           --          139,620             --

Canada............................................      139,554       1,517           --           39,499             --
Other.............................................       39,504      (1,814)          --           29,674             --
                                                     ----------    ---------    -----------    ------------    ----------
                                                     $1,669,274     $17,114        $  --         $614,747       $     --
                                                     ----------    ---------    -----------    ------------    ----------
                                                     ----------    ---------    -----------    ------------    ----------
1995
United States.....................................   $1,035,975     $ 4,847        $(926)        $447,790       $ 61,969
United Kingdom....................................      379,691       2,383           --          139,000             --
Canada............................................      135,031       1,307           --           41,376             --
Other.............................................       38,047      (2,644)          --           20,810             --
                                                     ----------    ---------    -----------    ------------    ----------
                                                     $1,588,744     $ 5,893        $(926)        $648,976       $ 61,969
                                                     ----------    ---------    -----------    ------------    ----------
                                                     ----------    ---------    -----------    ------------    ----------

     Other includes the Far East and Middle East.

NOTE M--SELECTED UNAUDITED QUARTERLY INFORMATION
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    MARCH 31    JUNE 30     SEPT. 30    DEC. 31
                                                                    --------    --------    --------    --------
1997 QUARTERLY RESULTS
Revenues.........................................................   $433,770    $475,617    $521,975    $519,506
Gross profit.....................................................     39,065      43,499      48,530      51,089
Income before extraordinary item.................................        256       1,897       3,236       3,192
Net Income.......................................................   $    256    $    893    $  3,236    $  3,192
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------
Basic EPS before extraordinary item..............................   $   0.03    $   0.20    $   0.34    $   0.33
Basic EPS........................................................   $   0.03    $   0.09    $   0.34    $   0.33
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------
1996 QUARTERLY RESULTS
Revenues.........................................................   $382,744    $387,657    $432,452    $466,421
Gross profit.....................................................     37,172      37,814      41,549      44,253
Net (loss) income................................................   ($ 3,653)   $  9,207    $  1,931    $  1,952
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------

Basic EPS........................................................   ($  0.39)   $   0.97    $   0.21    $   0.21
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------

NOTE N--LEGAL PROCEEDINGS

     The Company is currently defending a lawsuit that was commenced against the Dynalectric Company ('Dynalectric'), a subsidiary of the Company, in Superior Court of New Jersey, Bergen County, arising out of Dynalectric's participation in a joint venture with the plaintiff, Computran. In the action, which was instituted in

                               EMCOR GROUP, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE N--LEGAL PROCEEDINGS--(CONTINUED)

1988, Computran, a participant in, and a subcontractor to, the joint venture alleges that Dynalectric wrongfully terminated its subcontract, fraudulently diverted funds due to it, misappropriated its trade secrets and proprietary information, fraudulently induced it to enter into the joint venture and conspired with other defendants to commit certain acts in violation of the New Jersey Racketeering Influence and Corrupt Organization Act. Dynalectric believes that Computran's claims are without merit and intends to defend this matter vigorously. Dynalectric has filed counterclaims against Computran. As a result of a motion made by Dynalectric, the Superior Court of New Jersey has recently ordered that the matters in dispute between Dynalectric and Computran be resolved by binding arbitration in accordance with an original agreement between the parties.

     In February 1995 as part of an investigation by the New York County District Attorney's office into the business affairs of Herbert Construction Company ('Herbert'), a general contractor that did business with the Company's subsidiary, Forest Electric Corporation ('Forest'), a search warrant was executed at Forest's executive offices. At that time, the Company was informed that Forest and certain of its officers are targets of the continuing investigation. Neither the Company nor Forest has been advised of the precise nature of any suspected violation of law by Forest or its officers. On April 7, 1997, Ted Kohl, a principal of Herbert, pled guilty to one count of money laundering, one count of offering a false instrument for filing and one count of filing a false New York State Resident Income Tax Return. DPL Interiors, Inc., a Company allegedly owned by Mr. Kohl, also pled guilty to one count of failing to file New York City General Income Tax Returns. Mr. Kohl and DPL Interiors, Inc. have not yet been sentenced.

     Substantial settlements or damage judgements against a subsidiary of the Company arising out of either of these matters could have a material adverse effect on the Company's business, operating results and financial condition.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of EMCOR Group, Inc.:

     We have audited the accompanying Consolidated Balance Sheets of EMCOR Group, Inc. and subsidiaries (a Delaware corporation) (the 'Company') as of December 31, 1997 and 1996, and the related Consolidated Statements of Operations, Cash Flows and Stockholders' Equity for each of the years in the three-year period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Stamford, Connecticut
February 11, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 with respect to identification of directors is incorporated herein by reference to the material to be included under the caption 'Election of Directors' in the Company's definitive proxy statement for its Annual Meeting of Stockholders, at which Directors are to be elected, which definitive proxy statement is to be filed not later than 120 days after the end of the Company's fiscal year ended December 31, 1997.

     The information called for by Item 10 with respect to 'Executive Officers of the Registrant' is included in Part I under the caption 'Executive Officers of the Registrant'.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 with respect to executive compensation is incorporated herein by reference to the material to be included in the Company's definitive proxy statement for its Annual Meeting of Stockholders, at which Directors are to be elected, which definitive proxy statement is to be filed not later than 120 days after the end of the Company's fiscal year ended December 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 with respect to certain beneficial owners and management is incorporated herein by reference to the material under the captions 'Security Ownership of Certain Beneficial Owners' and 'Security Ownership of Management' in the Company's definitive proxy statement for its Annual Meeting of Stockholders, at which Directors are to be elected, which definitive proxy statement is to be filed not later than 120 days after the end of the Company's fiscal year ended December 31, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 with respect to certain transactions with management and directors is incorporated herein by reference to the material under the caption 'Certain Relationships and Related Transactions' in the Company's definitive proxy statement for its Annual Meeting of Stockholders, at which Directors are to be elected, which definitive proxy statement is to be filed not later than 120 days after the end of the Company's fiscal year ended December 31, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)(1) The following consolidated financial statements of EMCOR Group, Inc. and subsidiaries are included in Part II, Item 8:
                   Financial Statements:
                   Consolidated Balance Sheets--December 31, 1997 and 1996 Consolidated Statements of Operations--Years Ended December 31, 1997, 1996 and 1995
                   Consolidated Statements of Cash Flows--Years Ended December 31, 1997, 1996 and 1995
                   Consolidated Statements of Stockholders' Equity--Years Ended December 31, 1997, 1996 and 1995
                   Notes to Consolidated Financial Statements
                   Report of Independent Public Accountants

          (a)(2) The following financial statement schedules are included in this Form 10-K report:
                   Schedule II--Valuation And Qualifying Accounts

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

                                  SCHEDULE II
                               EMCOR GROUP, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                DESCRIPTION                                                 ADDITIONS
--------------------------------------------    BALANCE AT                  CHARGED TO
                                               BEGINNING OF    COSTS AND      OTHER                        BALANCE AT END
      ALLOWANCE FOR DOUBTFUL ACCOUNTS              YEAR        EXPENSES      ACCOUNTS     DEDUCTIONS(1)       OF YEAR
                                               ------------    ---------    ----------    -------------    --------------

Year Ended December 31, 1997................     $ 18,812       $ 4,300      $  2,615        $(5,271)         $ 20,456
Year Ended December 31, 1996................       14,892         1,258         2,736            (74)           18,812
Year Ended December 31, 1995................     $ 19,820       $ 2,538      $ (3,553)       $(3,913)         $ 14,892

------------------
(1) Deductions represent uncollectible balances of accounts receivable written off, net of recoveries.

                               EMCOR GROUP, INC.

                                 EXHIBIT INDEX

EXHIBIT                                                                INCORPORATED BY REFERENCE TO, OR
   NO     DESCRIPTION                                                            PAGE NUMBER
--------  --------------------------------------------------  --------------------------------------------------
2(a)      -- Disclosure Statement and Third Amended Joint     Exhibit 2(a) to the Company's Registration
             Plan of Reorganization (the 'Plan of             Statement on Form 10 as originally filed March 17,
             Reorganization') proposed by EMCOR Group, Inc.   1995 (the 'Form 10')
             (formerly JWP INC.) (the 'Company' or 'EMCOR')
             and its subsidiary SellCo Corporation
             ('SellCo'), as approved for dissemination by
             the United States Bankruptcy Court, Southern
             District of New York (the 'Bankruptcy Court'),
             on August 22, 1994

2(b)      -- Modification to the Plan of Reorganization       Exhibit 2(b) to Form 10
             dated September 29, 1994

2(c)      -- Second Modification to the Plan of               Exhibit 2(c) to Form 10
             Reorganization dated September 30, 1994

2(d)      -- Confirmation Order of the Bankruptcy Court       Exhibit 2(d) to Form 10
             dated September 30, 1994 (the 'Confirmation
             Order') confirming the Plan of Reorganization,
             as amended

2(e)      -- Amendment to the Confirmation Order dated        Exhibit 2(e) to Form 10
             December 8, 1994

2(f)      -- Post-confirmation modification to the Plan of    Exhibit 2(f) to Form 10
             Reorganization entered on December 13, 1994

2(g)      -- Asset Acquisition Agreement dated February 9,    Exhibit 2(g) to the Company's Annual Report on
             1996 between The City of New York, Jamaica       Form 10-K for the year ended December 31, 1995
             Water Supply Company and EMCOR                   (the '1995 Form 10-K')

2(h)      -- Asset Acquisition Agreement dated February 9,    Exhibit 2(h) to 1995 Form 10-K
             1996 between Water Authority of Western Nassau
             County, Jamaica Water Supply Company and EMCOR

3(a-1)    -- Restated Certificate of Incorporation of EMCOR   Exhibit 3(a-5) to Form 10
             filed December 15, 1994

3(a-2)    -- Amendment dated November 28, 1995 to the         Exhibit 3(a-2) to 1995 Form 10-K
             Restated Certificate of Incorporation of EMCOR

3(a-3)    -- Amendment dated February 12, 1998 to the         page

             Restated Certificate of Incorporation of EMCOR*

3(b)      -- By-Laws                                          Exhibit 3(b) to Form 10

3(c)      -- Rights Agreement dated March 3, 1997 between     Exhibit 1 to the Company's Report on Form 8-K
             the Company and the Bank of New York             dated March 3, 1997

EXHIBIT                                                                INCORPORATED BY REFERENCE TO, OR
   NO     DESCRIPTION                                                            PAGE NUMBER
--------  --------------------------------------------------  --------------------------------------------------
4.1       -- Credit Agreement (the 'Credit Agreement') dated  Exhibit 4 to the Company's Report on Form 8-K as of June 19, 1996 among EMCOR, certain of its  dated June 25, 1996 subsidiaries and Harris Trust and Savings Bank,
             individually and as agent, and the lenders
             which are or become parties thereto

4.2       -- First Amendment dated as of September 27, 1996   Exhibit 4.2 to the Company's Annual Report on Form
             to Credit Agreement                              10-K for the year ended December 31, 1996 (the
                                                              '1996 Form 10-K')

4.3       -- Second Amendment dated as of December 24, 1996   Exhibit 4.3 to 1996 Form 10-K
             to Credit Agreement

4.4       -- Third Amendment dated as of February 28, 1997    Exhibit 4.4 to 1996 Form 10-K
             to Credit Agreement

4.5       -- Fourth Amendment dated as of March 31, 1997 to   page
             Credit Agreement*

4.6       -- Fifth Amendment dated as of May 16, 1997 to      page
             Credit Agreement*

4.7       -- Sixth Amendment dated as of December 15, 1997    page
             to Credit Agreement*

4.8       -- Indenture, dated as of December 15, 1994, among  Exhibit 4.3 to Form 10
             EMCOR, MES, as guarantor, and Fleet National
             Bank of Connecticut, as trustee, in respect of
             11% Series C Notes, Due 2001 ('Series C
             Indenture')

4.9       -- First Supplemental Indenture dated as of         Exhibit 4.4 to 1995 Form 10-K
             January 28, 1995 to Series C Indenture

5.0       -- Second Supplemental Indenture dated as of        Exhibit 4.9 to the Company's Registration
             February 29, 1996 to Series C Indenture          Statement on Form S-8 dated April 25, 1996


5.1       -- Indenture, dated as of December 15, 1994,        Exhibit 4.4 to Form 10
             between SellCo and Fleet National Bank of
             Connecticut, as trustee, in respect of SellCo's
             12% Subordinated Contingent Payment Notes, Due
             2004

10(a-1)   -- Employment Agreement dated as of September 14,   Exhibit 10(e) to the Company's Annual Report on
             1987 between the Company and Sheldon I.          10-K for the year ended December 31, 1987 (the
             Cammaker                                         '1987 Form 10-K')

10(a-2)   -- Amendment dated March 15, 1988 to Employment     Exhibit 10(f) to 1987 Form 10-K
             Agreement dated as of September 14, 1987
             between the Company and Sheldon I. Cammaker

10(b)     -- Employment Agreement dated as of January 1,      page
             1998 between the Company and Frank T. MacInnis*

EXHIBIT                                                                INCORPORATED BY REFERENCE TO, OR
   NO     DESCRIPTION                                                            PAGE NUMBER
--------  --------------------------------------------------  --------------------------------------------------
10(c)     -- Employment Agreement dated as of January 1,      Exhibit 10(c) to 1996 Form 10-K
             1996 between the Company and Leicle E. Chesser

10(d)     -- Employment Agreement dated as of January 1,      Exhibit 10(d) to 1996 Form 10-K
             1996 between the Company and Jeffrey M. Levy

10(e)     -- 1994 Management Stock Option Plan                Exhibit 10(o) to Form 10

10(f)     -- 1995 Non-Employee Directors' Non-Qualified       Exhibit 10(p) to Form 10
             Stock Option Plan

10(g)     -- Form of Indemnification Agreement                Exhibit 10(q) to Form 10

10(h)     -- Reliance Insurance Companies' Underwriting and   Exhibit 10(r) to Form 10
             Continuing Indemnity Agreement dated as of
             November 22, 1994, among the Company, Dyn
             Specialty Contracting, Inc. ('Dyn'), B&B
             Contracting & Supply Company ('B&B'),
             Dynalectric Company ('Dyn Co.'), Dynalectric
             Company of Nevada ('Dyn-- Nevada'), Contra
             Costa Electric, Inc. ('Contra Costa'), Kirkwood
             Electric Co., Inc. ('Kirkwood') and Reliance
             Surety Company, Reliance Insurance Company,
             United Pacific Insurance Company, Reliance
             National Indemnity Company, Reliance National

             Insurance Company of New York and Reliance
             Insurance Company of Illinois

10(i)     -- Form of Security Agreement dated as of November  Exhibit 10(s) to Form 10
             22, 1994 made by each of Dyn, B&B, Dyn Co.,
             Dyn--Nevada, Contra Costa, and Kirkwood, in
             favor of and for the benefit of Reliance Surety
             Company, Reliance Insurance Company, United
             Pacific Insurance Company, Reliance National
             Indemnity Company and Reliance Insurance
             Company of Illinois

10(j)     -- Pledge Agreement dated November 22, 1994         Exhibit 10(t) to Form 10
             between the Company and Reliance Surety
             Company, Reliance Insurance Company, United
             Pacific Insurance Company, Reliance National
             Indemnity Company and Reliance Insurance
             Company of Illinois

10(k)     -- Pledge Agreement dated November 22, 1994         Exhibit 10(u) to Form 10
             between Dyn and Reliance Surety Company,
             Reliance Insurance Company, United Pacific
             Insurance Company Reliance National Indemnity
             Company and Reliance Insurance Company of
             Illinois

EXHIBIT                                                                INCORPORATED BY REFERENCE TO, OR
   NO     DESCRIPTION                                                            PAGE NUMBER
--------  --------------------------------------------------  --------------------------------------------------
10(l)     -- Subordination Agreement dated November 22, 1994  Exhibit 10(v) to Form 10 among Dyn, Dyn Co., B&B, Dyn--Nevada, Contra
             Costa and Kirkwood and Reliance Surety Company,
             Reliance Insurance Company, United Pacific
             Insurance Company, Reliance National Indemnity
             Company and Reliance Insurance Company of
             Illinois

10(m)     -- Employment Agreement dated as of July 15, 1997   page
             between the Company and Thomas D. Cunningham*

11        -- Computation of Basic EPS and Diluted EPS for     page
             the years ended December 31, 1997and 1996.*

21        -- List of Significant Subsidiaries*                page

23        -- Consent of Arthur Andersen LLP*                  page

27        -- Financial Data Schedule*                         page

------------------
* Filed Herewith

     Pursuant to Item 601(b)(4)(iii) of Regulation S-K, upon request of the Securities and Exchange Commission, the Registrant hereby undertakes to furnish a copy of any unfiled instrument which defines the rights of holders of long-term debt of the Registrant's subsidiaries.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          EMCOR GROUP, INC.
                                            (Registrant)

Date: February 26, 1998                   By        /s/ FRANK T. MACINNIS
     -----------------------------------
                                                     Frank T. MacInnis
                                             Chairman of the Board of Directors
                                                 and Chief Executive Officer


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON FEBRUARY 26, 1998.

          /s/ FRANK T. MACINNIS               Chairman of the Board of Directors and
------------------------------------------            Chief Executive Officer
            Frank T. MacInnis

          /s/ STEPHEN W. BERSHAD                             Director
------------------------------------------
            Stephen W. Bershad

           /s/ DAVID A.B. BROWN                              Director
------------------------------------------
             David A.B. Brown

          /s/ ALBERT FRIED, JR.                              Director
------------------------------------------
            Albert Fried, Jr.

          /s/ MALCOLM T. HOPKINS                             Director
------------------------------------------
            Malcolm T. Hopkins

            /s/ KEVIN C. TONER                               Director
------------------------------------------
              Kevin C. Toner


          /s/ LEICLE E. CHESSER                    Executive Vice President and
------------------------------------------            Chief Financial Officer
            Leicle E. Chesser

            /s/ MARK A. POMPA                      Vice President and Controller
------------------------------------------
              Mark A. Pompa