Form 10-Q
period 1998-03-31
EMCOR GROUP INC
filed 1998-05-04
CIK 105634

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

For the quarterly period ended March 31, 1998
                                         OR


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

                                       N/A
--------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No __

Applicable Only To Issuers Involved In Bankruptcy Proceedings During
  The Previous Five Years
  --------------------------------------------------------------------

     Indicate by check mark whether the registrant has filed all documents required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934, subsequent to the distribution of securities under a plan confirmed by a court. Yes X No __

                      Applicable Only To Corporate Issuers
                      ------------------------------------
     Number of shares of Common Stock outstanding as of the close of business on May 1, 1998: 10,722,829 shares.

                                EMCOR GROUP, INC.
                                      INDEX


                                                           Page No.


PART I - Financial Information

Item 1 Financial Statements

       Condensed consolidated balance sheets -
       as of March 31, 1998 and December 31, 1997                       1

       Condensed consolidated statements of operations -
       three months ended March 31, 1998 and 1997                       3

       Condensed consolidated statements of cash flows -
       three months ended March 31, 1998 and 1997                       4

       Condensed consolidated statement of stockholders'
       equity and comprehensive income (loss) -
       three months ended March 31, 1998  and 1997                      5

       Notes to condensed consolidated financial statements             6


Item 2 Management's discussion and analysis of financial condition and
       results of operations                                           11

PART II - Other Information

Item 1     Legal Proceedings                                           13

Item 4 Submission of Matters to a Vote of Security Holders             13

Item 6     Exhibits and Reports on Form 8-K                            13

PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
------------------------------------------------------------
                                      March 31,    December 31,
                                        1998           1997
                                     (Unaudited)
------------------------------------------------------------

ASSETS

Current Assets:
    Cash and cash equivalents        $123,888       $49,376
    Accounts receivable, net          494,628       480,997
    Costs and estimated earnings in
      excess of billings on
      uncompletedcontracts             75,825        73,974
    Inventories                         6,735         7,363
    Prepaid expenses and other          9,999        10,951
                                  -----------------------------

Total Current Assets                  711,075       622,661
                                  -----------------------------

Investments, Notes and Other
  Long-Term Receivables                 6,726         5,901

Property, Plant and Equipment, Net     27,568        27,164

Other Assets                            7,248         4,928
                                  -----------------------------

Total Assets                         $752,617      $660,654
                                  =============================



See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)
------------------------------------------------------------
                                     March 31,   December
                                        1998        31,
                                     (Unaudited)   1997
------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Borrowings under working capital       $--      $9,497
      credit lines
    Current maturities of long-term
      debt                               6,339         927
    Accounts payable                   237,257     239,117
    Billings in excess of costs and
      estimated earnings on
      uncompleted contracts            127,352     112,833
    Accrued payroll and benefits        58,809      49,058
    Other accrued expenses and
      liabilities                       47,069      45,163
                                     -----------------------

Total Current Liabilities              476,826     456,595
                                     -----------------------

Long-Term Debt                         117,091      63,212

Other Long-Term Obligations             46,733      45,524

Stockholders' Equity:
    Common stock, $.01 par value,
      30,000,000 shares authorized,
      10,700,493 shares and 9,590,827
      shares issued and outstanding
      or issuable at March 31, 1998
      and December 31, 1997,
      respectively                         107          96
    Warrants                             2,154       2,154
    Capital surplus                    107,473      87,107
    Accumulated Other Comprehensive
      Income                                47        (195)
    Retained earnings                    2,186       6,161
                                     -----------------------

Total Stockholders' Equity             111,967      95,323
                                     -----------------------

Total Liabilities and Stockholders'
  Equity                              $752,617    $660,654
                                     =======================



See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts) (Unaudited)
------------------------------------------------------------

Three months ended March 31,           1998        1997
------------------------------------------------------------

Revenues                           $493,923     $433,770

Costs and Expenses:
    Cost of sales                   449,683      394,705
    Selling, general and
      administrative                 40,305       35,623
                                   -------------------------
                                    489,988      430,328
                                   -------------------------

Operating Income                      3,935        3,442
Interest Expense, Net                 2,406        3,008
                                   -------------------------

Income Before Income Taxes            1,529          434
Provision For Income Taxes              727          178
                                   -------------------------

Income Before Extraordinary Item        802          256

Extraordinary Item - Loss on
  Early Extinguishment of Debt,
  Net of Income Taxes                (4,777)         --
                                   -------------------------

Net (Loss) Income                   $(3,975)        $256
                                   =========================

Per Share Information:

Basic Earnings (Loss) Per Share:
  Income Before Extraordinary Item     $0.08        $0.03
  Extraordinary Item - Loss on
    Early Extinguishment of Debt,
    Net of Income Taxes                (0.49)       --
                                   -------------------------
Basic (Loss) Earnings Per Share       $(0.41)       $0.03
                                   =========================


Diluted Earnings (Loss) Per Share:
  Income Before Extraordinary Item     $0.08        $0.03
  Extraordinary Item - Loss on
    Early Extinguishment of Debt,
    Net of Income Taxes                (0.49)       --
                                   -------------------------
Diluted (Loss) Earnings Per Share     $(0.41)       $0.03
                                   =========================


See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands) (Unaudited)
---------------------------------------------------------------

Three months ended March 31,                 1998      1997

---------------------------------------------------------------

CASH FLOWS FROM OPERATIONS:
    Net income                             $(3,975)     $256
    Extraordinary Item - Loss on Early
    Extinguishment of Debt,
      Net of Income Taxes                    4,777        --
    Non-cash expenses                        3,322     2,363
    Changes in operating assets and
      liabilities                           15,430     4,216
                                           --------------------
NET CASH PROVIDED BY OPERATIONS             19,554     6,835
                                           --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of Convertible Subordinated
      Notes                                115,000        --
    Net proceeds from sale of common stock  22,485        --
    Debt issuance costs                     (4,074)       --
    Payment of Series C Notes              (61,854)       --
    Premiums paid on early extinguishment
      of debt                               (2,437)       --
    Payment of working capital credit
      lines                                 (9,497)       --
    Borrowings under working capital
      credit lines                              --     5,100
    Payments of long-term debt and
      capital lease obligation                (150)      (62)
    Exercise of stock options                   56        --
                                           --------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES   59,529     5,038
                                           --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and
      equipment, net                        (2,348)   (2,317)
    Proceeds from sale of businesses and
      other assets                              --        14
    Acquisition of businesses               (1,398)       --
    Decrease in investments, notes and
      other long-term receivables             (825)      797
                                           --------------------
NET CASH USED IN INVESTING ACTIVITIES       (4,571)   (1,506)
                                           --------------------

INCREASE IN CASH AND CASH  EQUIVALENTS      74,512    10,367

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                 49,376    50,705

                                           --------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD $123,888  $61,072
                                           ====================

SUPPLEMENTAL CASH FLOW INFORMATION
    Cash Paid For:
       Interest                             $1,697    $2,074
       Income Taxes                           $159       $15



See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In Thousands) (Unaudited)

------------------------------------------------------------------------------------------------------------
                                                                 Accumulated     Retained
                                                                    Other        Earnings/
                                 Common               Capital   Comprehensive   Acquisition    Comprehensive
                       Total     Stock      Warrants  Surplus     Income (1)      Deficit      Income (Loss)
------------------------------------------------------------------------------------------------------------

Balance,               $95,323   $96        $2,154    $87,107     $(195)        $6,161
January 1, 1998

Comprehensive
income(loss):
  Net loss              (3,975)   --            --         --         --        (3,975)        $(3,975)
  Foreign currentcy
    translation
    adjustments            242    --            --         --        242            --             242
                                                                                               ----------
  Comprehensive loss        --    --            --         --         --            --         $(3,733)
                                                                                               ==========
  NOL utilization          551    --            --        551         --            --
  Issuance of
    common stock        22,485    11            --     22,474         --            --
  Tax effect of
    extraordinary item  (2,715)   --            --     (2,715)        --            --
  Common stock issued
    under stock
    option plans            56    --            --         56         --            --
                       --------  -------    ------    ------    -----------     -------

Balance, March
  31, 1998            $111,967   $107       $2,154   $107,473        $47        $2,186
                      ========   =======    ======   ========   ===========     =======


Balance,
January 1, 1997        $83,883    $95       $2,154    $81,672     $1,378       $(1,416)

Comprehensive income (loss)
---------------------------
  Net income               256     --           --         --         --           256            $256
  Foreign
    currency
    translation
    adjustments           (316)    --           --         --       (316)           --            (316)
                                                                                              ----------
  Comprehensive income      --     --           --         --         --            --            $(60)
                                                                                              ==========
  NOL utilization          148     --           --        148         --            --
                        ------   -------    ------   --------   -----------    --------

Balance, March
  31, 1997             $83,971    $95       $2,154    $81,820     $1,062       $(1,160)
                      ========   =======    ======    =======   ===========    =========

(1) Represents foreign currency translation adjustments.

See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE A  Nature Of Operations

EMCOR Group, Inc. ("EMCOR" or the "Company") is a multinational corporation involved in mechanical and electrical construction services and facilities services. EMCOR's subsidiaries specialize in the design, integration, installation, start-up, testing, operation and maintenance of: (i) distribution systems for electrical power (including power cables, conduits, distribution panels, transformers, generators, uninterruptible power supply systems and related switch gear and control); (ii) lighting systems, including fixtures and controls; (iii) low-voltage systems, including fire alarm, security, communications and process control systems; (iv) heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems; and (v) plumbing, process and high-purity piping systems. EMCOR's subsidiaries provide mechanical and electrical construction and facilities services directly to end-users (including corporations, municipalities and other governmental entities, owners/developers, and tenants of buildings) and, indirectly, by acting as a subcontractor for construction managers, general contractors, systems suppliers and other subcontractors. Mechanical and electrical construction services are principally either large installation projects, with contracts generally in the multi-million dollar range; smaller system installation projects involving fit-out, renovation and retrofit work; and maintenance and service. In addition, certain of its subsidiaries operate and maintain mechanical and/or electrical systems for customers under contracts and provide other services commonly referred to as facilities services including the management of facilities and the provision of support services to customers at the customer's facilities. Mechanical and electrical construction and facilities services are provided to a broad range of commercial, industrial and institutional customers through offices located in major markets throughout the United States, Canada and the United Kingdom and through its joint ventures in the United Arab Emirates, Saudi Arabia, South Africa, Hong Kong and Macau.


NOTE B  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Readers of this report should refer to the consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly the financial position of the Company and the results of its operations. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

NOTE C  Long-Term Debt

Long-Term Debt in the accompanying condensed consolidated balance sheets consists of the following amounts at March 31, 1998 and December 31, 1997 (in thousands):
                                                March 31,    December
                                                  1998          31,
                                                               1997
                                               ------------ ------------

Convertible Subordinated Notes, at 5.75%, due
  2005                                         $115,000          $--
Series C Notes, outstanding face value of
  approximately $61.9 million at
  December 31, 1997, at 11.0%, discounted
  to a 14.0% effective rate, due 2001                --       56,290
Other                                             8,430        7,849
                                               ------------ ------------
                                                123,430       64,139
Less current maturities                          (6,339)        (927)
                                               ------------ ------------

                                               $117,091      $63,212
                                               ============ ============

On March 18, 1998, the Company called for the redemption of approximately $61.9 million principal amount of Series C Notes and irrevocably funded such amounts with the trustee of the Series C Notes. In accordance with the Indenture governing the Series C Notes, the redemption price of the Series C Notes was 104% of the principal amount redeemed. Accordingly, the Company recorded an extraordinary loss related to the early retirement of debt. The extraordinary loss consisted primarily of the write-off of the associated debt discount plus the redemption premium and costs associated with the redemption, net of income tax benefits.

The Company has given notification that it will prepay the Supplemental SellCo Note during May 1998 and, accordingly, the Supplemental SellCo Note is included in the accompanying condensed consolidated balance sheet as of March 31, 1998 as a current liability under the caption "Current maturities of long-term debt."

On March 18, 1998, the Company sold, pursuant to an underwritten public offering, $100.0 million principal amount of 5.75% Convertible Subordinated Notes (the "Notes"). Interest on the Notes is payable semi-annually commencing October 1, 1998. The Notes are unsecured indebtedness of the Company and are convertible into Common Stock of the Company at a conversion price of $27.34 per share at any time.

On March 24, 1998, the underwriter of the Notes offering exercised in full its over-allotment option to purchase an additional $15.0 million of Notes and accordingly an additional $15.0 million principal amount of such notes were issued.

NOTE D  Income Taxes

The Company files a consolidated federal income tax return including all U.S. subsidiaries. At March 31, 1998, the Company had net operating loss carryforwards ("NOLs") for U.S. income tax purposes of approximately $170.0 million, which expire in the years 2007 through 2010. The NOLs are subject to review by the Internal Revenue Service. Future changes in ownership of the Company, as defined by Section 382 of the Internal Revenue Code, could limit the amount of NOLs available for use in any one year.

As a result of the adoption of Fresh-Start Accounting, the tax benefit of any net operating loss carryforwards or net deductible temporary differences which existed as of the date of the Company's emergence from Chapter 11 in December 1994 will result in a charge to the tax provision (provision in lieu of income taxes) and be allocated to capital surplus.

The Company has provided a valuation allowance as of March 31, 1998 for the full amount of the tax benefit of its remaining NOLs and other deferred tax assets. Income tax expense recorded for the three months ended March 31, 1998 and 1997 represent a provision primarily for federal, foreign and state and local income taxes. The Company's utilization of NOLs and other deferred tax assets for the three months ended March 31, 1998 and 1997 of approximately $0.6 million and $0.1 million, respectively, have been applied to capital surplus.


NOTE E  Legal Proceedings

The Company is currently defending a lawsuit that was commenced against the Dynalectric Company ("Dynalectric"), a subsidiary of the Company, in Superior Court of New Jersey, Bergen County, arising out of Dynalectric's participation in a joint venture with the plaintiff, Computran. In the action, which was instituted in 1988, Computran, a participant in, and a subcontractor to, the joint venture alleges that Dynalectric wrongfully terminated its subcontract, fraudulently diverted funds due it, misappropriated its trade secrets and proprietary information, fraudulently induced it to enter into the joint venture and conspired with other defendants to commit certain acts in violation of the New Jersey Racketeering Influence and Corrupt Organization Act. Dynalectric believes that Computran's claims are without merit and intends to defend this matter vigorously. Dynalectric has filed counterclaims against Computran. As a result of a motion made by Dynalectric, the Superior Court of New Jersey ordered during 1997 that the matters in dispute between Dynalectric and Computran be resolved by binding arbitration in accordance with an original agreement between the parties.

In February 1995 as part of an investigation by the New York County District Attorney's office into the business affairs of Herbert Construction Company ("Herbert"), a general contractor that did business with the Company's subsidiary, Forest Electric Corporation ("Forest"), a search warrant was executed at Forest's executive offices. At that time, the Company was informed that Forest and certain of its officers are targets of the continuing investigation. Neither the Company nor Forest has been advised of the precise nature of any suspected violation of law by Forest or its officers. On April 7, 1997, Ted Kohl, a principal of Herbert, pled guilty to one count of money laundering, one count of offering a false instrument for filing and one count of filing a false New York State Resident Income Tax Return. DPL Interiors, Inc., a Company allegedly owned by Mr. Kohl, also pled guilty to one count of failing to file New York City General Income Tax Returns. Mr. Kohl and DPL Interiors, Inc. have not yet been sentenced.

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

NOTE F  Earnings Per Share

Effective December 31, 1997 the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128" or the "Statement"), "Earnings Per Share" ("EPS"), which established standards for computing and presenting EPS. The Statement replaced the presentation of Primary EPS with a presentation of Basic EPS, as defined, and Fully Diluted EPS with Diluted EPS, as defined.

The following tables summarize the Company's calculation of Basic EPS and Diluted EPS for the three month periods ended March 31, 1998 and 1997:

                                         1998
                                      -----------
                                      -----------

                                  Income         Shares      Per Share
                               (Numerator)    (Denominator)   Amount
                               ----------- -------------------------------------
Basic EPS
  Income before extraordinary
    item available to common
    stockholders                $802,000      9,765,012       $0.08
                                                           ===========
Effect of Dilutive Securities:
  Options                             --        363,007
  Warrants                            --        253,071
                                ----------- -----------

Diluted EPS                     $802,000     10,381,090       $0.08
                                =========== ===========    ===========

                                         1997
                                      -----------

                                  Income          Shares     Per Share
                               (Numerator)    (Denominator)   Amount
                               ----------    ----------- -------------
Basic EPS
Income before extraordinary
  item available to common
  stockholders                 $256,000       9,514,636       $0.03
                                                           ===========
Effect of Dilutive Securities:
  Options                            --         427,420
  Warrants                           --         104,931
                              ----------    -----------

Diluted EPS                    $256,000      10,046,987       $0.03
                              ==========    ===========    ===========

For the three month period ended March 31, 1998, the "if converted" amount of Notes and related after-tax interest expense were excluded from the denominator and numerator, respectively, in the calculation of Diluted EPS as the effect would be antidilutive. For the three months ended March 31, 1998, 5,000 options were excluded from the denominator in the calculation of Diluted EPS as the effect would be antidilutive.

NOTE G  Common Stock Issuance

On March 18, 1998 the Company sold, pursuant to an underwritten public offering, 1,100,000 of its Common Stock at a price of $21.875 per share. Proceeds received from the sale of the Common Stock along with proceeds received from the sale of the Notes were used to redeem the Series C Notes and repay outstanding borrowings under the Company's working capital credit lines and will be used to prepay the Supplemental SellCo Note and accrued interest thereon, for possible acquisitions and for other general corporate purposes.

NOTE H  Other

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose Comprehensive Income, which encompasses net income and foreign currency translation adjustments, in the condensed consolidated statements of stockholders' equity and comprehensive income (loss). Prior year financial information has been restated to conform with the reporting requirements of SFAS No. 130.

 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues for the first quarter of 1998 were $493.9 million compared to $433.8 million in the first quarter of 1997. In the first quarter of 1998, the Company had a net loss of $4.0 million, or a $0.41 loss per basic share and diluted share, compared to net income of $0.3 million, or $0.03 per basic share and diluted share, in the first quarter of 1997. The net loss for the first quarter of 1998 was due primarily to an after-tax charge associated with the early retirement of approximately $61.9 million of the Company's Series C, which is reflected in the accompanying condensed consolidated statements of operations under the caption "Extraordinary Item - Loss on Early Extinguishment of Debt, Net of Income Taxes."

The Company generated operating income of $3.9 million for the three months ended March 31, 1998 compared to operating income of $3.4 million in the same period of the prior year. The $0.5 million improvement in operating income for the three months ended March 31, 1998 was principally attributable to the increase in operating volume in the first quarter of 1998 as compared to the same period in 1997.

SG&A for the quarters ended March 31, 1998 and 1997 were $40.3 million, or 8.2% of revenues, and $35.6 million, or 8.2% of revenues, respectively. The dollar increase in SG&A for the three month period ended March 31, 1998 compared to the same period in 1997 is attributable to the increase in operating volume.

On March 18, 1998, the Company called for the redemption of approximately $61.9 million principal amount of Series C Notes and irrevocably funded such amounts with the trustee of the SellCo Notes. In accordance with the Indenture governing the Series C Notes, the redemption price of the Series C Notes was 104% of the principal amount redeemed. Accordingly, the Company recorded an extraordinary loss related to the early retirement of debt. The extraordinary loss consisted primarily of the write-off of the associated debt discount plus the redemption premium and costs associated with the redemption, net of income tax benefits.

The Company has given notification that it will prepay the Supplemental SellCo Note during May 1998 and, accordingly, the Supplemental SellCo Note is included in the accompanying condensed consolidated balance sheet as of March 31, 1998 as a current liability under the caption "Current maturities of long-term debt."

The Company's backlog was $1,120.7 million at March 31, 1998 and $996.4 million at December 31, 1997. Between December 31, 1997 and March 31, 1998, the Company's backlog in Canada increased by $0.3 million, its backlog in the United Kingdom increased by $43.7 million and its backlog in the United States increased by $80.3 million.

Liquidity and Capital Resources

On March 18, 1998, the Company sold pursuant to underwritten public offerings, $100.0 million principal amount of 5.75% Convertible Subordinated Notes (the "Notes") and 1,100,000 shares of its Common Stock. Interest on the Notes is payable semi-annually commencing October 1, 1998. The Notes are unsecured indebtedness of the Company and are convertible into Common Stock of the Company at a conversion price of $27.34 per share at any time.

On March 24, 1998, the underwriter of the Notes offering exercised in full its over-allotment option to purchase an additional $15.0 million of Notes and accordingly an additional $15.0 million principal amount of such notes were issued.

Proceeds received from the sale of the Notes along with proceeds from the sale of the Common Stock were used to redeem the Series C Notes and repay outstanding borrowings under the Company's working capital credit lines and will be used to prepay the Supplemental SellCo Note and accrued interest thereon, for possible acquisitions and for other general corporate purposes.

The Company's consolidated cash balance increased by $74.5 million from $49.4 million at December 31, 1997 to $123.9 million at March 31, 1998, primarily as a result of the net proceeds received from the sale of Common Stock and Notes offset by the repayment of debt noted above. The March 31, 1998 cash balance included approximately $5.8 million in a foreign subsidiary's bank account which is available only to support its operations. The Company generated positive operating cash flow for the three months ended March 31, 1998 due to improvements in working capital which were used, along with proceeds from the sale of Common Stock and Notes, to fund capital expenditures and redeem approximately $61.9 million of Series C Notes.

As of March 31, 1998 the Company's total borrowing capacity under its revolving credit facility was $100.0 million. The Company had approximately $27.2 million of letters of credit outstanding as of that date. There were no revolving loans outstanding as of March 31, 1998.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995. These forward-looking statements involve risks and uncertainties, that could cause actual results to differ materially from those in any such forward-looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including changes in the specific markets for the Company's services, adverse business conditions, decreased or lack of growth in the mechanical and electrical construction and facilities services industries, increased competition, pricing pressures, risks associated with foreign operations and other factors.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The information in Note E to the Company's March 31, 1998 Notes to Condensed Consolidated Financial Statements (unaudited) regarding legal proceedings is hereby incorporated herein by reference thereto.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   On  February  12,  1998  the  Company  held  a  special   meeting  of  the
      stockholders.

(b) At the special meeting the stockholders voted on a proposal to amend the Restated Certificate of Incorporation that would amend Article Fourth thereof to increase the number of authorized shares of Common Stock from 13,700,000 shares to 30,000,000 shares. 7,736,744 shares were voted in favor of adoption of the amendment, 373,892 shares were voted against adoption of the amendment and no shares abstained from voting thereon. There were no broker non-votes.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit 4(a)     Seventh Amendment dated as of April 14, 1998 to Credit
                       Agreement dated as of June 19, 1996 among EMCOR Group,
                       Inc., certain of its subsidiaries and Harris Trust and Savings Bank, individually and as agent, and the lenders, which are or become parties thereto.

      Exhibit 4(b) Subordinated Indenture dated as of March 18, 1998 ("Indenture") between EMCOR Group, Inc.
                       and State Street Bank and Trust Company, as Trustee.

      Exhibit 4(c) First Supplemental Indenture dated as of March 18, 1998, to Indenture between EMCOR Group, Inc. and State Street Bank and Trust Company, as Trustee.

      Exhibit 10(a) Employment Agreement made as of January 1, 1998 between Frank T. MacInnis and EMCOR Group, Inc.

      Exhibit 10(b) Employment Agreement made as of January 1, 1998 between Jeffrey M. Levy and EMCOR Group, Inc.

      Exhibit 10(c) Employment Agreement made as of January 1, 1998 between Leicle E. Chesser and EMCOR Group, Inc.

      Exhibit 10(d) Employment Agreement made as of January 1, 1998 between Thomas D. Cunningham and EMCOR Group, Inc.

      Exhibit 10(e)    Employment Agreement made as of January 1, 1998 between
                       R. Kevin Matz and EMCOR Group, Inc.

      Exhibit 10(f) Employment Agreement made as of January 1, 1998 between Mark A. Pompa and EMCOR Group, Inc.

      Exhibit 10(g) Letter Agreement made as of January 1, 1998 between Sheldon I. Cammaker and EMCOR Group, Inc.

      Exhibit No. 11.  Computation  of  Earnings  Per  Common  Share and Common
                       Equivalent Share for the three month period ended March 31, 1998.

      Exhibit No. 27.     Financial Data Schedule.

(b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

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


                                           EMCOR GROUP, INC.
                                   ----------------------------
                                             (Registrant)


Date:  May 4, 1998            By:        /s/FRANK T. MacINNIS
                                   ----------------------------
                                           Frank T. MacInnis
                                       Chairman of the Board of
                                             Directors and
                                        Chief Executive Officer


Date:  May 4, 1998            By:        /s/LEICLE E. CHESSER
                                   ----------------------------
                                           Leicle E. Chesser
                                       Executive Vice President
                                      and Chief Financial Officer