Form 10-Q
period 1998-06-30
EMCOR GROUP INC
filed 1998-07-29
CIK 105634

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

For the quarterly period ended June 30, 1998
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________ to __________
--------------------------------------------------------------------------

Commission file number 0-2315

                                       EMCOR Group, Inc.
                     ------------------------------------------------------
                         (Exact name of registrant as specified in its
                                           charter)

                    Delaware                                11-2125338
------------------------------------------------- ------------------------------
 (State or other jurisdiction of incorporation            (I.R.S. Employer
                or organization)                       Identification Number)

        101 Merritt Seven Corporate Park                    06851-1060
                                                  ------------------------------
              Norwalk, Connecticut                          (Zip Code)
-------------------------------------------------
    (Address of principal executive offices)

                 (203) 849-7800
-------------------------------------------------
        (Registrant's telephone number)

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

     Number of shares of Common Stock outstanding as of the close of business on July 28, 1998: 10,744,163 shares.

                                EMCOR GROUP, INC.
                                      INDEX


                                                                        Page No.


PART I - Financial Information

Item 1   Financial Statements

         Condensed consolidated balance sheets -
         as of June 30, 1998 and December 31, 1997                         1

         Condensed consolidated statements of operations -
         three months ended June 30, 1998 and 1997                         3

         Condensed consolidated statements of operations -
         six months ended June 30, 1998 and 1997                           4

         Condensed consolidated statements of cash flows -
         six months ended June 30, 1998 and 1997                           5

         Condensed consolidated statements of stockholders'
         equity and comprehensive income (loss) -
         six months ended June 30, 1998  and 1997                          6

         Notes to condensed consolidated financial statements              7


Item 2   Management's discussion and analysis of financial condition and
         results of operations                                             12

PART II - Other Information

Item 1   Legal Proceedings                                                 14

Item 4   Submission of Matters to a Vote of Security Holders               14

Item 6   Exhibits and Reports on Form 8-K                                  14

PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
------------------------------------------ -------------------- ----------------
                                                June 30,           December 31,
                                                  1998                 1997
                                               (Unaudited)
------------------------------------------ -------------------- ----------------

ASSETS

Current Assets:
    Cash and cash equivalents                   $95,412              $49,376
    Accounts receivable, net                    512,230              480,997
    Costs and estimated earnings in excess
        of billings on uncompleted contracts     87,818               73,974
    Inventories                                   6,431                7,363
    Prepaid expenses and other                   11,037               10,951
                                           -------------------- ----------------

Total Current Assets                            712,928              622,661
                                           -------------------- ----------------

Investments, Notes and Other Long-Term
    Receivables                                   7,061                5,901

Property, Plant and Equipment, Net               28,312               27,164

Other Assets                                      8,248                4,928
                                           -------------------- ----------------

Total Assets                                   $756,549             $660,654
                                           ==================== ================



See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)
----------------------------------------------- ---------------- ---------------
                                                      June 30,      December 31,
                                                         1998            1997
                                   (Unaudited)
----------------------------------------------- ---------------- ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Borrowings under working capital credit lines         $--          $9,497
    Current maturities of long-term debt                  812             927
    Accounts payable                                  243,026         239,117
    Billings in excess of costs and estimated
        earnings on uncompleted contracts             130,552         112,833
    Accrued payroll and benefits                       51,372          49,058
    Other accrued expenses and liabilities             49,080          45,163
                                                ---------------- ---------------

Total Current Liabilities                             474,842         456,595
                                                ---------------- ---------------

Long-Term Debt                                        117,108          63,212

Other Long-Term Obligations                            47,948          45,524

Stockholders' Equity:
    Common Stock, $.01 par value, 30,000,000
      shares authorized, 10,744,163 shares and
      9,590,827 shares issued and outstanding
      or issuable at June 30, 1998 and December
      31, 1997, respectively                              107              96

    Warrants                                            2,154           2,154
    Capital Surplus                                   109,000          87,107
    Accumulated Other Comprehensive Income               (470)           (195)
    Retained Earnings                                   5,860           6,161
                                                ---------------- ---------------

Total Stockholders' Equity                            116,651          95,323
                                                ---------------- ---------------

Total Liabilities and Stockholders' Equity           $756,549        $660,654
                                                ================ ===============



See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts) (Unaudited)
--------------------------------------------- ---------------- -----------------

Three months ended June 30,                            1998             1997
--------------------------------------------- ---------------- -----------------

Revenues                                             $545,547         $475,617

Costs and Expenses:
    Cost of sales                                     493,272          432,118
    Selling, general and administrative                44,212           37,232
                                              ---------------- -----------------
                                                      537,484          469,350
                                              ---------------- -----------------

Operating Income                                        8,063            6,267
Interest Expense, Net                                   1,365            3,051
                                              ---------------- -----------------

Income Before Income Taxes                              6,698            3,216
Provision For Income Taxes                              3,024            1,319
                                              ---------------- -----------------

Income Before Extraordinary Item                        3,674            1,897

Extraordinary Item - Loss on Early
  Extinguishment of Debt, Net of Income Taxes              --           (1,004)
                                              ---------------- -----------------

Net Income                                             $3,674             $893
                                              ================ =================

Per Share Information:

Basic Earnings Per Share:
Income Before Extraordinary Item                         $0.34            $0.20
Extraordinary Item - Loss on Early
  Extinguishment of Debt, Net of Income Taxes              --             (0.11)
                                              ---------------- -----------------
Basic Earnings Per Share                                 $0.34            $0.09
                                              ================ =================


Diluted Earnings Per Share:
Income Before Extraordinary Item                         $0.31            $0.19
Extraordinary Item - Loss on Early
  Extinguishment of Debt, Net of Income Taxes              --             (0.10)
                                              ---------------- -----------------
Diluted Earnings Per Share                               $0.31            $0.09
                                              ================ =================


See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts) (Unaudited)
--------------------------------------------- ---------------- -----------------

Six months ended June 30,                              1998             1997
--------------------------------------------- ---------------- -----------------

Revenues                                           $1,039,470         $909,387

Costs and Expenses:
    Cost of sales                                     942,955          826,823
    Selling, general and administrative                84,517           72,855
                                              ---------------- -----------------
                                                    1,027,472          899,678
                                              ---------------- -----------------

Operating Income                                       11,998            9,709
Interest Expense, Net                                   3,771            6,059
                                              ---------------- -----------------

Income Before Income Taxes                              8,227            3,650
Provision For Income Taxes                              3,751            1,497
                                              ---------------- -----------------

Income Before Extraordinary Item                        4,476            2,153

Extraordinary Item - Loss on Early
  Extinguishment of Debt, Net of Income Taxes          (4,777)          (1,004)
                                              ---------------- -----------------

Net (Loss) Income                                       $(301)          $1,149
                                              ================ =================

Per Share Information:

Basic (Loss) Earnings Per Share:
Income Before Extraordinary Item                         $0.44            $0.23
Extraordinary Item - Loss on Early
  Extinguishment of Debt, Net of Income Taxes            (0.47)           (0.11)
                                               ---------------- ----------------
Basic (Loss) Earnings Per Share                         $(0.03)           $0.12
                                               ================ ================


Diluted (Loss) Earnings Per Share:
Income Before Extraordinary Item                         $0.41            $0.21
Extraordinary Item - Loss on Early
  Extinguishment of Debt, Net of Income Taxes            (0.44)           (0.10)
                                               ---------------- ----------------
Diluted (Loss) Earnings Per Share                       $(0.03)           $0.11
                                               ================ ================


See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands) (Unaudited)
---------------------------------------------------- ------------- -------------

Six months ended June 30,                                 1998          1997

---------------------------------------------------- ------------- -------------

CASH FLOWS FROM OPERATIONS:
    Net (loss) income                                     $(301)       $1,149
    Extraordinary Item - Loss on Early
      Extinguishment of Debt,
      Net of Income Taxes                                 4,777         1,004
    Non-cash expenses                                     7,199         5,707
    Changes in operating assets and liabilities         (11,883)       (7,045)
                                                      ------------- ------------
NET CASH (USED IN) PROVIDED BY OPERATIONS                  (208)          815
                                                      ------------- ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of Convertible Subordinated Notes          115,000            --
    Net proceeds from sale of Common Stock               22,485            --
    Debt issuance costs                                  (4,074)           --
    Payment of Series C Notes                           (61,854)      (11,920)
    Premiums paid on early extinguishment of debt        (2,437)         (590)
    Payment of working capital credit lines              (9,497)      (37,000)
    Borrowings under working capital credit lines            --        36,580
    Payment of Supplemental SellCo Note                  (5,464)           --
    Payments of long-term debt and capital lease
      obligations                                          (196)           31
    Exercise of stock options                               289           171
                                                     ------------- -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
                                                         54,252       (12,728)
                                                     ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment, net       (5,544)       (5,201)
    Proceeds from sale of property, plant and equipment      94            19
    Acquisition of businesses                            (1,398)            --
    Decrease in investments, notes and other long-term
      receivables                                        (1,160)        1,675
                                                     ------------- -------------
NET CASH USED IN INVESTING ACTIVITIES                    (8,008)       (3,507)
                                                     ------------- -------------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                            46,036       (15,420)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                              49,376        50,705

                                                     ------------- -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $95,412       $35,285
                                                     ============= =============

SUPPLEMENTAL CASH FLOW INFORMATION
    Cash Paid For:
       Interest                                          $1,847        $4,677
       Income Taxes                                        $579          $238


See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries

         CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                           COMPREHENSIVE INCOME (LOSS)
                           (In Thousands) (Unaudited)

------------------------------------------------------------------------------------------------------------
                                                                   Accumulated
                                                                      Other       Retained
                                    Common              Capital   Comprehensive   Earnings/  Comprehensive
                          Total     Stock    Warrants   Surplus    Income (1)     (Deficit)  Income (Loss)

------------------------------------------------------------------------------------------------------------

Balance, January 1,      $95,323       $96     $2,154    $87,107        $(195)       $6,161
1998

Comprehensive income(loss):
  Net loss                  (301)       --         --         --           --          (301)        $(301)
  Foreign currency
    translation
    adjustments             (275)       --         --         --         (275)           --          (275)
                                                                                             ---------------
  Comprehensive loss          --        --         --         --           --            --         $(576)
                                                                                             ===============
  NOL utilization          1,845        --         --      1,845           --            --
  Issuance of Common
    Stock                 22,485        11         --     22,474           --            --
  Tax effect of
    extraordinary item    (2,715)       --         --     (2,715)          --            --
  Common Stock issued
    under stock
    option plans             289        --         --        289           --            --

                         --------- --------- ---------- --------  --------------  ----------

Balance, June 30, 1998   $116,651     $107     $2,154   $109,000        $(470)       $5,860
                         ========= ========= ========== ========  ==============  ==========


Balance, January 1,      $83,883       $95     $2,154    $81,672       $1,378       $(1,416)
1997

Comprehensive income (loss):
  Net income               1,149        --         --         --           --         1,149        $1,149
  Foreign currency
    translation
    adjustments             (964)       --         --         --         (964)           --          (964)
                                                                                             ---------------
  Comprehensive income        --        --         --         --           --            --          $185
                                                                                             ===============
  NOL utilization            663        --         --        663           --            --
  Common Stock issued
    under stock
    option plans             171        --         --        171           --            --

                         --------- --------- ---------- --------  --------------  ----------

Balance, June 30, 1997   $84,902       $95     $2,154    $82,506         $414         ($267)
                         ========= ========= ========== ========  ==============  ==========

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly the financial position of the Company and the results of its operations. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

Certain reclassifications of prior year amounts have been made to conform to current year presentation.

NOTE C  Long-Term Debt

Long-Term Debt in the accompanying condensed consolidated balance sheets consists of the following amounts at June 30, 1998 and December 31, 1997 (in thousands):
                                              June 30,         December 31,
                                                1998               1997
                                           ----------------   ---------------

Convertible Subordinated Notes,
at 5.75%, due 2005                            $115,000               $--
Series C Notes, outstanding face
  value of approximately $61.9
  million at December 31, 1997,
  at 11.0%, discounted to a 14.0%
  effective rate, due 2001                          --             56,290
Other                                            2,920              7,849
                                           ----------------   ---------------
                                               117,920             64,139
Less current maturities                           (812)              (927)
                                           ----------------   ---------------

                                              $117,108            $63,212
                                           ================   ===============

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

The  Company  prepaid  in  full,   including  accrued  interest   thereon,   the
Supplemental SellCo Note during June 1998.

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

NOTE D  Income Taxes

The Company files a consolidated federal income tax return including all U.S. subsidiaries. At June 30, 1998, the Company had net operating loss carryforwards ("NOLs") for U.S. income tax purposes of approximately $165.0 million, which expire in the years 2007 through 2010. The NOLs are subject to review by the Internal Revenue Service. Future changes in ownership of the Company, as defined by Section 382 of the Internal Revenue Code, could limit the amount of NOLs available for use in any one year.

As a result of the adoption of Fresh-Start Accounting, the tax benefit of any net operating loss carryforwards or net deductible temporary differences which existed as of the date of the Company's emergence from Chapter 11 in December 1994 will result in a charge to the tax provision (provision in lieu of income taxes) and be allocated to Capital Surplus.

The Company has provided a valuation allowance as of June 30, 1998 for the full amount of the tax benefit of its remaining NOLs and other deferred tax assets. Income tax expense recorded for the three and six month periods ended June 30, 1998 and 1997 represent a provision primarily for federal, foreign and state and local income taxes. The Company's utilization of NOLs and other deferred tax assets for the three and six month periods ended June 30, 1998 of approximately $1.3 million and $1.8 million, respectively, have been applied to Capital Surplus.


NOTE E  Legal Proceedings

The Company is currently defending a lawsuit that was commenced against the Dynalectric Company ("Dynalectric"), a subsidiary of the Company, in Superior Court of New Jersey, Bergen County, arising out of Dynalectric's participation in a joint venture with the plaintiff, Computran. In the action, which was instituted in 1988, Computran, a participant in, and a subcontractor to, the joint venture alleges that Dynalectric wrongfully terminated its subcontract, fraudulently diverted funds due it, misappropriated its trade secrets and proprietary information, fraudulently induced it to enter into the joint venture and conspired with other defendants to commit certain acts in violation of the New Jersey Racketeering Influence and Corrupt Organization Act. Dynalectric believes that Computran's claims are without merit and intends to defend this matter vigorously. Dynalectric has filed counterclaims against Computran. As a result of a motion made by Dynalectric, the Superior Court of New Jersey ordered during 1997 that the matters in dispute between Dynalectric and Computran be resolved by binding arbitration in accordance with an original agreement between the parties and the arbitration is proceeding.

In February 1995 as part of an investigation by the New York County District Attorney's office into the business affairs of Herbert Construction Company ("Herbert"), a general contractor that did business with the Company's subsidiary, Forest Electric Corporation ("Forest"), a search warrant was executed at Forest's executive offices. At that time, the Company was informed that Forest and certain of its officers are targets of the continuing investigation. Neither the Company nor Forest has been advised of the precise nature of any suspected violation of law by Forest or its officers. On April 7, 1997, Ted Kohl, a principal of Herbert, pled guilty to one count of money laundering, one count of offering a false instrument for filing and one count of filing a false New York State Resident Income Tax Return. DPL Interiors, Inc., a Company allegedly owned by Mr. Kohl, also pled guilty to one count of failing to file New York City General Income Tax Returns. Mr.Kohl and DPL Interiors, Inc. have not yet been sentenced.

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

The following tables summarize the Company's calculation of Basic EPS and Diluted EPS for the three and six month periods ended June 30, 1998 and 1997:

                                              Three Months Ended
                                                 June 30, 1998
                                                ---------------

                                        Income           Shares        Per Share
                                     (Numerator)     (Denominator)      Amount
                                  ---------------  --------------- -------------
Basic EPS
Income before extraordinary item
  available to common stockholders   $3,674,000      10,725,320           $0.34
                                                                   =============
Effect of Dilutive Securities:
  Options                               --              244,979
  Warrants                              --              322,938
  Convertible Subordinated Notes      1,081,000       4,206,291
                                  ---------------  ---------------

Diluted EPS                          $4,755,000      15,499,528           $0.31
                                  ===============  =============== =============

                                                Six Months Ended
                                                 June 30, 1998
                                                ---------------

                                        Income           Shares        Per Share
                                     (Numerator)     (Denominator)      Amount
                                  ---------------  --------------- -------------
Basic EPS
Income before extraordinary item
  available to common stockholders   $4,476,000      10,247,819           $0.44
                                                                   =============
Effect of Dilutive Securities:
  Options                               --              250,939
  Warrants                              --              337,330
                                  ---------------  ---------------

Diluted EPS                          $4,476,000      10,836,088           $0.41
                                  ===============  =============== =============

                                                Three Months Ended
                                                   June 30, 1997
                                                  ---------------

                                       Income            Shares        Per Share
                                     (Numerator)     (Denominator))      Amount
                                  --------------   ---------------  ------------
Basic EPS
Income before extraordinary item
  available to common stockholders   $1,897,000       9,535,697           $0.20
                                                                   =============
Effect of Dilutive Securities:
  Options                                 --             396,937
  Warrants                                --              88,200
                                  --------------   ---------------

Diluted EPS                          $1,897,000      10,020,834           $0.19
                                  ==============   ===============  ============

                                Six Months Ended
                                  June 30, 1997
                                 ---------------

                                       Income            Shares       Per Share
                                     (Numerator)     (Denominator))      Amount
                                  --------------   ---------------  ------------
Basic EPS
Income before extraordinary item
  available to common stockholders   $2,153,000       9,525,224           $0.23
                                                                   =============
Effect of Dilutive Securities:
  Options                                 --             400,632
  Warrants                                --              96,557
                                  --------------   ---------------

Diluted EPS                          $2,153,000      10,022,413           $0.21
                                  ==============   ===============  ============

For the six month period ended June 30, 1998, the "if converted" amount of Notes and related after-tax interest expense were excluded from the denominator and numerator, respectively, in the calculation of Diluted EPS as the effect would be antidilutive. For the three and six month periods ended June 30, 1998, no options were excluded from the denominator in the calculation of Diluted EPS.

NOTE G  Common Stock Issuance

On March 18, 1998 the Company sold, pursuant to an underwritten public offering, 1,100,000 shares of its Common Stock at a price of $21.875 per share. Proceeds received from the sale of the Common Stock along with proceeds received from the sale of the Notes were used to redeem the Series C Notes, repay outstanding borrowings under the Company's working capital credit lines, prepay the Supplemental SellCo Note and accrued interest thereon and will be used for possible acquisitions and for other general corporate purposes.

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

In June 1998, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133" or "the Statement"), which establishes accounting and reporting standards requiring derivative instruments, as defined, to be measured in the financial statements at fair value. The Statement also requires that changes in the derivatives' fair value be recognized currently in earnings unless certain accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. The Company currently has one forward exchange contract which is designated as a hedge against intercompany loans to the Company's U.K. subsidiary. The Company does not expect the provision of SFAS No. 133 to have a significant effect on the current forward exchange contract or on the financial condition or results of operations of the Company.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues for the second quarter of 1998 were $545.5 million compared to $475.6 million in the second quarter of 1997. In the second quarter of 1998, the Company generated net income of $3.7 million, or $0.34 per basic and $0.31 per diluted share, compared to net income of $0.9 million, or $0.09 per basic and diluted share, in the second quarter of 1997. Net income for the second quarter of 1997 included an after-tax charge associated with the early retirement of approximately $11.9 million of the Company's Series C Notes, which is reflected in the accompanying condensed consolidated statements of operations under the caption "Extraordinary Item - Loss on Early Extinguishment of Debt, Net of Income Taxes." In addition, net income for the second quarter of 1998 includes an income tax provision of $3.0 million, of which $1.3 million will not be paid in cash due to the utilization of tax net operating loss carry forwards ("NOL's"). Had the Company been able to offset these NOL's against the recorded income tax provision, net income would have been $5.0 million.

Revenues for the six months ended June 30, 1998 were $1,039.5 million compared to $909.4 million in the same period in the prior year. For the six months ended June 30, 1998, the Company incurred a net loss of $0.3 million, or $0.03 per basic and diluted share, as compared to net income of $1.1 million, or $0.12 per basic share and $0.11 per diluted share, for the six months ended June 30, 1997. The results for the first six months of 1998 and 1997 included charges of $4.8 million and $1.0 million, respectively, related to the early retirement of Series C Notes. Exclusive of these extraordinary items, net income for the first half of 1998 was $4.5 million, or $0.44 per basic share and $0.41 per diluted share, compared to $2.2 million, or $0.23 per basic share and $0.21 per diluted share, in the same period in 1997.

The Company generated operating income of $8.1 million for the three months ended June 30, 1998 compared to operating income of $6.3 million in the same period of the prior year. The $1.8 million improvement in operating income for the three months ended June 30, 1998 was attributable to the increase in operating volume and the increase in gross profit as a percentage of revenue. Operating income for the first half of 1998 was $12.0 million compared to operating income of $9.7 million in the same period in the prior year, the increase being attributable to the items noted above for the second quarter of 1998.

Selling, General & Administrative expenses ("SG&A") for the quarters ended June 30, 1998 and 1997 were $44.2 million, or 8.1% of revenues, and $37.2 million, or 7.8% of revenues, respectively. SG&A for the six months ended June 30, 1998 was $84.5 million, or 8.1% of revenues, compared to SG&A of $72.9 million, or 8.0% of revenues, for the six months ended June 30, 1997. The dollar increase in SG&A for the three and six month periods ended June 30, 1998 compared to the same periods in 1997 are attributable to the increase in operating volume.

On March 18, 1998, the Company called for the redemption of approximately $61.9 million principal amount of Series C Notes. In accordance with the Indenture governing the Series C Notes, the redemption price of the Series C Notes was 104% of the principal amount redeemed. Accordingly, the Company recorded an extraordinary loss related to the early retirement of debt. The extraordinary loss consisted primarily of the write-off of the associated debt discount plus the redemption premium and costs associated with the redemption, net of income tax benefits. The Company prepaid in full, including accrued interest thereon, the Supplemental SellCo Note during June, 1998.

The Company's backlog was $1,094.5 million at June 30, 1998 and $996.4 million at December 31, 1997. Between December 31, 1997 and June 30, 1998, the Company's backlog in Canada increased by $25.6 million, its backlog in the United States increased by $81.1 million and its backlog in the United Kingdom decreased by $8.5 million.

Liquidity and Capital Resources

On March 18, 1998, the Company sold, pursuant to underwritten public offerings, $100.0 million principal amount of 5.75% Convertible Subordinated Notes (the "Notes") and 1,100,000 shares of its Common Stock. Interest on the Notes is payable semi-annually commencing October 1, 1998. The Notes are unsecured indebtedness of the Company and are convertible into Common Stock of the Company at a conversion price of $27.34 per share at any time.

On March 24, 1998, the underwriter of the Notes offering exercised in full its over-allotment option to purchase an additional $15.0 million of Notes and accordingly an additional $15.0 million principal amount of such notes were issued.

Proceeds received from the sale of the Notes along with proceeds from the sale of the Common Stock were used to redeem the Series C Notes, repay outstanding borrowings under the Company's working capital credit lines, prepay the Supplemental SellCo Note and accrued interest thereon and will be used for possible acquisitions and for other general corporate purposes.

The Company's consolidated cash balance increased by approximately $46.0 million from $49.4 million at December 31, 1997 to $95.4 million at June 30, 1998, primarily as a result of the net proceeds received from the sale of Common Stock and Notes offset by the repayment of debt instruments noted above.

As of June 30, 1998 the Company's total borrowing capacity under its revolving credit facility was $100.0 million. The Company had approximately $29.0 million of letters of credit outstanding as of that date. There were no revolving loans outstanding as of June 30, 1998.

Year 2000

The Company has performed a comprehensive review of its computer systems to identify systems that could be affected by the Year 2000 issue and is developing a plan to resolve the issue. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems to ensure Year 2000 compliance. Preliminary cost estimates of testing and converting system applications range from $1.0 million to $2.0 million. Maintenance and modification cots will be expensed as incurred, while costs of new software will be capitalized and amortized over the expected useful life of the related software.

The Company expects its Year 2000 conversion project to be completed on a timely basis. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be converted on a timely basis. A failure to convert successfully by another company could have an adverse effect on the Company's systems.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in any such forward-looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including changes in the specific markets for the Company's services, adverse business conditions, decreased or lack of growth in the mechanical and electrical construction and facilities services industries, increased competition, pricing pressures, risks associated with foreign operations and other factors.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The information in Note E to the Company's June 30, 1998 Notes to Condensed Consolidated Financial Statements (unaudited) regarding legal proceedings is hereby incorporated herein by reference thereto.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)     On June 19, 1998 the Company held its annual meeting of stockholders.

(b) At the annual meeting each of the seven individuals nominated for election as a director of the Company for the ensuing year was elected. The seven directors constituted all of the members of the Board of Directors of the Company. Stephen W. Bershad received 6,745,529 votes, David A. B. Brown received 6,745,501 votes, Georges de Buffevent received 6,755,529 votes, Albert Fried, Jr. received 6,292,329 votes, Richard Hamm received 6,314,829 votes, Frank T. MacInnis received 6,755,529 votes, and Kevin R. Toner received 6,304,829 votes.
        There were no broker non-votes.

(c) The stockholders voted upon a proposal to approve the adoption of the Company's 1997 Non-Employee Directors' Non-qualified Stock Option Plan for Directors. 3,951,885 shares were voted in favor of the 1997 Directors' Stock Option Plan, 2,179,290 shares were voted against the 1997 Directors' Stock Option Plan and 48,391 shares abstained from voting thereon. There were no broker non-votes.

(d) The stockholders voted upon a proposal to approve the adoption of the Company's 1997 Stock Plan for Directors. 3,134,814 shares were voted in favor of the 1997 Stock Plan for Directors, 2,999,481 shares were voted against the 1997 Stock Plan for Directors and 48,891 shares abstained from voting thereon. There were no broker non-votes.

(e) The stockholders also voted upon a proposal to ratify the appointment by the Audit Committee of the Board of Directors of Arthur Andersen LLP, certified public accountants, as the Company's independent public accountants for 1998. 8,209,351 shares were voted in favor of ratification, 2,000 voted against ratification and 1,800 shares abstained from voting thereon. There were no broker non-votes.

(f) The meeting was adjourned until July 13, 1998 in order that more stockholders might consider and vote upon a proposal to approve an amendment to the Company's 1994 Management Stock Option Plan increasing the aggregate number of shares of the Company's Common Stock for which options may be granted under that Plan from 1,000,000 to 2,000,000. At the meeting held July 13, 1998, 3,264,930 shares were voted in favor of the amendment, 4,121,515 shares were voted against the amendment and 398,791 shares abstained from voting thereon. There were no broker non-votes.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibit 10(a)  Continuity  Agreement  dated as of June 22, 1998 between
                Frank T. MacInnis and EMCOR Group, Inc.

        Exhibit10(b)  Continuity  Agreement  dated as of June 22,  1998  between
               Jeffrey M. Levy and EMCOR Group, Inc.

        Exhibit10(c)  Continuity  Agreement  dated as of June 22,  1998  between
               Sheldon I. Cammaker and EMCOR Group, Inc.

        Exhibit10(d)  Continuity  Agreement  dated as of June 22,  1998  between
               Leicle E. Chesser and EMCOR Group, Inc.

        Exhibit10(e)  Continuity  Agreement  dated as of June 22,  1998  between
               Thomas D. Cunningham and EMCOR Group, Inc.

        Exhibit10(f)  Continuity  Agreement dated as of June 22, 1998 between R.
               Kevin Matz and EMCOR Group, Inc.

        Exhibit10(g)  Continuity  Agreement  dated as of June 22,  1998  between
               Mark A. Pompa and EMCOR Group, Inc.

        Exhibit 27    Financial Data Schedule.

(b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                             SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  EMCOR GROUP, INC.
                                    ---------------------------------------
                                                     (Registrant)


Date:  July 29, 1998          By:                /s/FRANK T. MacINNIS
                                    ---------------------------------------
                                                  Frank T. MacInnis
                                               Chairman of the Board of
                                                    Directors and
                                               Chief Executive Officer


Date:  July 29, 1998          By:                /s/LEICLE E. CHESSER
                                    ---------------------------------------
                                    ---------------------------------------
                                                  Leicle E. Chesser
                                               Executive Vice President
                                              and Chief Financial Officer