Form 10-Q
period 1998-09-30
EMCOR GROUP INC
filed 1998-10-29
CIK 105634

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

For the quarterly period ended September 30, 1998
                                                OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No __

    Applicable Only To Issuers Involved In Bankruptcy Proceedings During The
                              Previous Five Years
                              -------------------
     Indicate by check mark whether the registrant has filed all documents required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934, subsequent to the distribution of securities under a plan confirmed by a court. Yes X No __

                      Applicable Only To Corporate Issuers
                      ------------------------------------
     Number of shares of Common Stock outstanding as of the close of business on October 28, 1998: 9,952,803 shares.

                                EMCOR GROUP, INC.
                                      INDEX


                                                                    Page No.


PART I - Financial Information

Item 1  Financial Statements

        Condensed consolidated balance sheets -
        as of September 30, 1998 and December 31, 1997                        1

        Condensed consolidated statements of operations -
        three months ended September 30, 1998 and 1997                        3

        Condensed consolidated statements of operations -
        nine months ended September 30, 1998 and 1997                         4

        Condensed consolidated statements of cash flows -
        nine months ended September 30, 1998 and 1997                         5

        Condensed consolidated statements of stockholders'
        equity and comprehensive income -
        nine months ended  September 30, 1998  and 1997                       6

        Notes to condensed consolidated financial statements                  7


Item 2  Management's discussion and analysis of financial condition and
        results of operations                                                 13

PART II - Other Information

Item 1      Legal Proceedings                                                 16

Item 4      Submission of Matters to a Vote of Security Holders               16

Item 6      Exhibits and Reports on Form 8-K                                  16

PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
----------------------------------------------------------------------
                                     September 30,    December 31,
                                         1998             1997
                                      (Unaudited)
----------------------------------------------------------------------

ASSETS

Current Assets:
    Cash and cash equivalents          $68,308         $49,376
    Accounts receivable, net           551,749         480,997
    Costs and estimated earnings in
      excess of billings on
      uncompleted contracts             85,093          73,974
    Inventories                          6,279           7,363
    Prepaid expenses and other           9,400          10,951
                                    ----------------------------------

Total Current Assets                   720,829         622,661
                                    ----------------------------------

Investments, Notes and Other Long-Term
    Receivables                          6,831           5,901

Property, Plant and Equipment, Net      30,967          27,164

Other Assets                            18,463           4,928
                                    ----------------------------------

Total Assets                          $777,090        $660,654
                                    ==================================



See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)
----------------------------------------------------------------------
                                          September 30,   December 31,
                                               1998         1997
                                           (Unaudited)
----------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Borrowings under working capital
      credit lines                                  $--      $9,497
    Current maturities of long-term debt         1,927          927
    Accounts payable                           236,587      239,117
    Billings in excess of costs and
      estimated earnings on uncompleted
      contracts                                147,944      112,833
    Accrued payroll and benefits                57,970       49,058
    Other accrued expenses and liabilities      54,022       45,163
                                           ---------------------------

Total Current Liabilities                      498,450      456,595
                                           ---------------------------

Long-Term Debt                                 117,819       63,212

Other Long-Term Obligations                     47,372       45,524

Stockholders' Equity:
    Common Stock - par value $0.01
    Authorized - 30,000,000 shares
    Outstanding - 9,960,903 and 9,590,827
      shares, respectively                        108            96
    Warrants                                     2,154        2,154
    Capital Surplus                            112,632       87,107
    Accumulated Other Comprehensive Income      (1,180)        (195)
    Retained Earnings                           11,620        6,161
    Treasury Stock, at cost, 827,600
      shares at September 30, 1998
      and 0 shares at December 31, 1997       (11,885)          --

                                           ---------------------------

Total Stockholders' Equity                     113,449       95,323
                                           ---------------------------

Total Liabilities and Stockholders' Equity    $777,090     $660,654
                                           ===========================



See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts) (Unaudited)
----------------------------------------------------------------------

Three months ended September 30,              1998          1997
----------------------------------------------------------------------

Revenues                                   $565,964       $521,975

Costs and Expenses:
    Cost of sales                           508,010        473,445
    Selling, general and administrative      45,939         39,940
                                         -----------------------------
                                            553,949        513,385
                                         -----------------------------

Operating Income                             12,015          8,590
Interest Expense, Net                         1,866          3,106
                                         -----------------------------

Income Before Income Taxes                   10,149          5,484
Provision for Income Taxes                    4,389          2,248
                                         -----------------------------

Net Income                                   $5,760         $3,236
                                         =============================

Per Share Information:

Basic Earnings Per Share                      $0.55           $0.34
                                         =============================


Diluted Earnings Per Share                    $0.45           $0.32
                                         =============================


See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts) (Unaudited)
----------------------------------------------------------------------

Nine months ended September 30,               1998          1997
----------------------------------------------------------------------

Revenues                                 $1,605,434     $1,431,362

Costs and Expenses:
    Cost of sales                         1,450,965      1,300,268
    Selling, general and administrative     130,456        112,795
                                         -----------------------------
                                          1,581,421      1,413,063
                                         -----------------------------

Operating Income                             24,013         18,299
Interest Expense, Net                         5,637          9,165
                                         -----------------------------

Income Before Income Taxes                   18,376          9,134
Provision For Income Taxes                    8,140          3,745
                                         -----------------------------

Income Before Extraordinary Item             10,236          5,389

Extraordinary Item - Loss on Early
  Extinguishment of Debt, Net of
  Income Taxes                               (4,777)        (1,004)
                                         -----------------------------

Net Income                                   $5,459         $4,385
                                         =============================

Per Share Information:

Basic Earnings Per Share:
Income Before Extraordinary Item              $0.99           $0.57
Extraordinary Item - Loss on Early
  Extinguishment of Debt, Net of
  Income Taxes                                (0.46)          (0.11)
                                         -----------------------------
Basic Earnings Per Share                      $0.53           $0.46
                                         =============================


Diluted Earnings Per Share:
Income Before Extraordinary Item              $0.90           $0.53
Extraordinary Item - Loss on Early
  Extinguishment of Debt, Net of
  Income Taxes                                (0.34)          (0.10)
                                         -----------------------------
Diluted Earnings Per Share                    $0.56           $0.43
                                         =============================


See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands) (Unaudited)
-------------------------------------------------------------------------

Nine months ended September 30,                      1998        1997

-------------------------------------------------------------------------

CASH FLOWS FROM OPERATIONS:
    Net income                                      $5,459      $4,385
    Extraordinary Item - Loss on Early
      Extinguishment of Debt,
      Net of Income Taxes                            4,777       1,004
    Non-cash expenses                               13,401      11,171
    Changes in operating assets and liabilities    (13,100)     (7,899)
                                                  -----------------------
NET CASH PROVIDED BY OPERATIONS                     10,537       8,661
                                                  -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of Convertible Subordinated Notes     115,000          --
    Net proceeds from sale of Common Stock          22,485          --
    Purchase of Treasury Stock                     (11,885)         --
    Debt issuance costs                             (4,074)         --
    Payment of Series C Notes                      (61,854)    (11,920)
    Premiums paid on early extinguishment of debt   (2,437)       (590)
    Payment of working capital credit lines         (9,497)   (102,512)
    Borrowings under working capital credit lines       --     105,908
    Payment of Supplemental SellCo Note             (5,464)         --
    Issuance of long-term  debt and capital lease
      obligations                                    1,630          58
    Exercise of stock options                          517         344
                                                  -----------------------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                        44,421      (8,712)
                                                  -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment,
      net                                           (8,228)     (7,471)
    Proceeds from sale of property, plant and
      equipment                                        119         141
    Acquisition of businesses                      (26,987)         --
    (Increase) decrease in investments, notes
      and other long-term receivables                 (930)        631
                                                  -----------------------
NET CASH USED IN INVESTING ACTIVITIES              (36,026)     (6,699)
                                                  -----------------------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                       18,932      (6,750)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                         49,376      50,705

                                                  -----------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $68,308     $43,955
                                                  =======================

SUPPLEMENTAL CASH FLOW INFORMATION
    Cash Paid For:
       Interest                                     $2,493      $6,997
       Income Taxes                                   $707        $361


See notes to condensed consolidated financial statements.


EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE
INCOME
(In Thousands) (Unaudited)

---------------------------------------------------------------------------------------------------------------------
                                                                   Accumulated
                                                                     Other       Retained
                                 Common               Capital    Comprehensive   Earnings/    Treasury  Comprehensive
                     Total       Stock     Warrants   Surplus       Income (1)   (Deficit)     Stock        Income
---------------------------------------------------------------------------------------------------------------------

Balance,
January 1, 1998      $95,323     $96        $2,154     $87,107     $(195)        $6,161           $--

Comprehensive income:
  Net income           5,459       --           --          --        --          5,459            --   $5,459
  Foreign currency
   translation
   adjustments          (985)      --           --                  (985)            --            --     (985)
                                                                                                       ----------
  Comprehensive
    income                --       --           --          --        --             --            --   $4,474
                                                                                                       ==========
  NOL utilization        5,250     --           --       5,250        --             --            --
  Issuance of
    Common Stock        22,485     11           --      22,474        --             --            --
  Tax effect of
    extraordinary item  (2,715)    --           --      (2,715)       --             --            --

  Common Stock Issued
    under stock option
    plans                  517      1           --         516        --             --            --
  Treasury stock, at
    cost 827,600       (11,885)    --           --          --        --             --       (11,885)
    shares
                       -------- --------   -------     -------  ---------      --------       ---------

Balance, September
  30, 1998            $113,449   $108       $2,154    $112,632   $(1,180)       $11,620      $(11,885)
                       ======== ========   =======     =======  =========      ========      =========

Balance, January
  1, 1997              $83,883    $95       $2,154     $81,672    $1,378        $(1,416)          $--

Comprehensive income:
  Net income             4,385     --           --          --        --          4,385            --   $4,385
  Foreign currency
    translation
    adjustments           (764)    --           --          --      (764)            --            --     (764)
                                                                                                       ----------
  Comprehensive income      --     --           --          --        --             --            --   $3,621
                                                                                                       ==========
  NOL utilization        2,528     --           --       2,528        --             --            --
  Common Stock issued
    under stock option
    plans                  344      1           --         343        --             --            --
                       -------- --------   -------     -------  ---------      --------       -------

  Balance, September
    30, 1997            $90,376   $96       $2,154     $84,543       $614        $2,969           $--
                       ======== ========   =======     =======   =========     ========       =======

(1) Represents cumulative foreign currency translation adjustments.


See notes to condensed consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE A   Nature of Operations

EMCOR Group, Inc. ("EMCOR" or the "Company") is a multinational corporation involved in mechanical and electrical construction services and facilities services. EMCOR's subsidiaries specialize in the design, integration, installation, start-up, testing, operation and maintenance of: (i) distribution systems for electrical power (including power cables, conduits, distribution panels, transformers, generators, uninterruptible power supply systems and related switch gear and control); (ii) lighting systems, including fixtures and controls; (iii) low-voltage systems, including fire alarm, security, communications and process control systems; (iv) heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems; and (v) plumbing, process and high-purity piping systems. EMCOR's subsidiaries provide mechanical and electrical construction and facilities services directly to end-users (including corporations, municipalities and other governmental entities, owners/developers, and tenants of buildings) and, indirectly, by acting as a subcontractor for construction managers, general contractors, systems suppliers and other subcontractors. Mechanical and electrical construction services are principally either large installation projects, with contracts generally in the multi-million dollar range; smaller system installation projects involving fit-out, renovation and retrofit work; and maintenance and service. In addition, certain of its subsidiaries operate and maintain mechanical and/or electrical systems for customers under contracts and provide other services commonly referred to as facilities services including the management of facilities and the provision of support services to customers at the customer's facilities. Mechanical and electrical construction and facilities services are provided to a broad range of commercial, industrial and institutional customers through offices located in major markets throughout the United States, Canada and the United Kingdom and through joint ventures in the United Arab Emirates, Saudi Arabia, South Africa, Hong Kong and Macau.


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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly the financial position of the Company and the results of its operations. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

Certain reclassifications of prior year amounts have been made to conform to current year presentation.

NOTE C   Other Assets

Other assets at September 30, 1998 primarily consists of approximately $12.3 million of the excess of cost over fair market value of net identifiable assets ("Goodwill") of companies acquired in purchase transactions as well as approximately $3.5 million of debt issuance costs incurred in connection with the Company's offering of its 5.75% Convertible Subordinated Notes (hereafter discussed). Goodwill is being amortized using the straight-line method over 15 year periods. Debt issuance costs are amortized using the interest method through the Notes maturity date (April 1, 2005).

Other assets at December 31, 1997 included approximately $1.0 million of Goodwill. The carrying value of Goodwill is periodically reviewed by the Company on the expected future undiscounted operating cash flow of the related business unit. Based upon its most recent analysis, the Company believes that no impairment of intangible assets exists at September 30, 1998 or December 31, 1997.

NOTE D   Long-Term Debt

Long-Term Debt in the accompanying condensed consolidated balance sheets consists of the following amounts at September 30, 1998 and December 31, 1997 (in thousands):
                                                    September 30    December 31,
                                                        1997            1997
                                                    -------------  -------------

Convertible Subordinated Notes, at 5.75%, due 2005     $115,000          $--
Series C Notes, outstanding face value of
  approximately $61.9 million at December
  31, 1997, at 11.0%, discounted to a 14.0%
  effective rate, due 2001                                 --           56,290
Other                                                     4,746          7,849
                                                     -------------  ------------
                                                        119,746         64,139
Less current maturities                                  (1,927)          (927)
                                                     -------------  ------------

                                                       $117,819        $63,212
                                                     =============  ============

On March 18, 1998, the Company called for redemption of approximately $61.9 million principal amount of Series C Notes and irrevocably funded such amounts, together with a redemption premium, with the trustee of the Series C Notes. In accordance with the Indenture governing the Series C Notes, the redemption price of the Series C Notes was 104% of the principal amount redeemed. Accordingly, the Company recorded an extraordinary loss related to the early retirement of debt. The extraordinary loss consisted primarily of the write-off of the associated debt discount plus the redemption premium and costs associated with the redemption, net of income tax benefits.

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

On March 24, 1998, the underwriter of the Notes offering exercised in full its over-allotment option to purchase an additional $15.0 million of Notes, and, accordingly, Notes in the additional principal amount of $15.0 million were issued.

NOTE E   Income Taxes

The Company files a consolidated federal income tax return including all U.S. subsidiaries. At September 30, 1998, the Company had net operating loss carryforwards ("NOLs") for U.S. income tax purposes of approximately $155.0 million, which expire in the years 2007 through 2010. The NOLs are subject to review by the Internal Revenue Service. Future changes in ownership of the Company, as defined by Section 382 of the Internal Revenue Code, could limit the amount of NOLs available for use in any one year.

As a result of the adoption of Fresh-Start Accounting, the tax benefit of any net operating loss carryforwards or net deductible temporary differences which existed as of the date of the Company's emergence from Chapter 11 in December 1994 will result in a charge to the tax provision (provision in lieu of income taxes) and be allocated to Capital Surplus.

The Company has provided a valuation allowance as of September 30, 1998 for the full amount of the tax benefit of its remaining NOLs and other deferred tax assets. Income tax expense recorded for the three and nine month periods ended September 30, 1998 and 1997 represent a provision primarily for federal, foreign and state and local income taxes. The Company's utilization of NOLs and other deferred tax assets for the three and nine month periods ended September 30, 1998 of approximately $3.4 million and $5.3 million, respectively, have been added to Capital Surplus.


NOTE F   Legal Proceedings

The Company is currently defending a lawsuit that was commenced against the Dynalectric Company ("Dynalectric"), a subsidiary of the Company, in Superior Court of New Jersey, Bergen County, arising out of Dynalectric's participation in a joint venture with the plaintiff, Computran. In the action, which was instituted in 1988, Computran, a participant in, and a subcontractor to, the joint venture alleges that Dynalectric wrongfully terminated its subcontract, fraudulently diverted funds due it, misappropriated its trade secrets and proprietary information, fraudulently induced it to enter into the joint venture and conspired with other defendants to commit certain acts in violation of the New Jersey Racketeering Influence and Corrupt Organization Act. Dynalectric believes that Computran's claims are without merit and is defending this matter vigorously. Dynalectric has filed counterclaims against Computran. As a result of a motion made by Dynalectric, the Superior Court of New Jersey ordered during 1997 that the matters in dispute between Dynalectric and Computran be resolved by binding arbitration in accordance with an original agreement between the parties. The arbitration is proceeding.

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

On July 31, 1998, a former employee of a subsidiary of EMCOR filed a class-action complaint on behalf of the participants in two employee benefit plans sponsored by EMCOR against EMCOR and other defendants for breach of fiduciary duty under the Employee Retirement Income Security Act. All of the claims relate to alleged acts or omissions which occurred during the period May 1, 1991 to December 15, 1994.

The principal allegations of the complaint are that the defendants breached their fiduciary duties by causing the plans to purchase and hold stock of EMCOR when it was then known as JWP INC. and when the defendants knew or should have known it was imprudent to do so. The plaintiff has not made claim for a specific dollar amount of damages but generally seeks to recover for the pension plans the loss in value of JWP stock held by the plans.

EMCOR and the other defendants intend to vigorously defend the case. Insurance coverage may be applicable under an EMCOR pension trust liability insurance policy for EMCOR and present and former employees of EMCOR who are defendants.

Substantial settlements or damage judgements against the Company or a subsidiary of the Company arising out of any of these matters could have a material adverse effect on the Company's business, operating results and financial condition.

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

NOTE G   Earnings Per Share

Effective December 31, 1997 the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128" or the "Statement"), "Earnings Per Share" ("EPS"), which established standards for computing and presenting EPS. The Statement replaced the presentation of Primary EPS with a presentation of Basic EPS, as defined, and Fully Diluted EPS with Diluted EPS, as defined.

The following tables summarize the Company's calculation of Basic EPS and Diluted EPS for the three and nine month periods ended September 30, 1998 and 1997:


                                       Three Months Ended
                                       September 30, 1998

                                 Income        Shares     Per Share
                              (Numerator)   (Denominator)   Amount
                              ------------- --------------------------
Basic EPS
Income available to common
  stockholders                 $5,760,000   10,489,173        $0.55
                                                         =============
Effect of Dilutive Securities:
  Options                         --           217,645
  Warrants                        --           158,531
  Convertible Subordinated
    Notes                       1,081,000    4,206,291
                              ------------- -------------
Diluted EPS                    $6,841,000   15,071,640        $0.45
                              ============= ==========================

                                        Nine Months Ended
                                        September 30, 1998

                                 Income        Shares     Per Share
                              (Numerator)   (Denominator)   Amount
                              ------------- --------------------------
Basic EPS
Income before extraordinary
  item available to common
  stockholders                $10,236,000   10,329,154        $0.99
                                                          =============
Effect of Dilutive Securities:
  Options                         --           259,235
  Warrants                        --           279,291
  Convertible Subordinated
    Notes                      2,331,000     3,023,251
                              ------------- -------------

Diluted EPS                   $12,567,000   13,890,931        $0.90
                              ============= ==========================

                                        Three Months Ended
                                        September 30, 1997

                                Income         Shares      Per Share
                              (Numerator)   (Denominator))  Amount
                              ------------  ------------- ------------
Basic EPS
Income available to common
  stockholders                 $3,236,000    9,555,619         $0.34
                                                          ============
Effect of Dilutive Securities:
  Options                          --          309,996
  Warrants                         --          299,481
                              ------------  -------------

Diluted EPS                    $3,236,000   10,165,096         $0.32
                              ============  ============= ============

                                        Nine Months Ended
                                        September 30, 1997

                                Income         Shares      Per Share
                              (Numerator)   (Denominator))  Amount
                              ------------  ------------- ------------
Basic EPS
Income before extraordinary
  item available to common
  stockholders                 $5,389,000    9,535,467         $0.57
                                                          ============
Effect of Dilutive Securities:
  Options                          --          309,996
  Warrants                         --          299,481
                              ------------  -------------

Diluted EPS                    $5,389,000   10,144,944         $0.53
                              ============  ============= ============

For the three and nine month periods ended September 30, 1998, approximately 325,000 and 310,000 options, respectively, were excluded from the denominator in the calculation of Diluted EPS as the effect would be antidilutive. For the three months ended September 30, 1998, approximately 605,000 warrants were also excluded from the denominator in the calculation of Diluted EPS as the effect would be antidilutive.

NOTE H  Common Stock Issuance

On March 18, 1998 the Company sold, pursuant to an underwritten public offering, 1,100,000 shares of its Common Stock at a price of $21.875 per share.

NOTE I   Common Stock

As of September 30, 1998, the Company had 10,788,503 of its Common Stock issued or issuable of which 9,960,903 shares were outstanding as of that date. As of December 31, 1997, 9,590,827 shares of the Company's Common Stock were issued or issuable and outstanding.

As a part of a program previously authorized by the Board of Directors, the Company purchased 827,600 shares of its common stock in the third quarter of 1998 at an aggregate cost of approximately $11.9 million which are classified as "Treasury Stock, at Cost" in the accompanying Condensed Consolidated Balance Sheets.

NOTE J   Other

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

 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues for the third quarter of 1998 were $566.0 million compared to $522.0 million in the third quarter of 1997. The increase in revenues for the third quarter of 1998 as well as the year to date 1998 period when compared to corresponding 1997 levels are due to: (a) an increase in large projects started in the second and third quarters of 1998: (b) an increase in revenues in previously lagging market segments within the United States including the Northeast commercial and Western industrial markets and; (c) the acquisition of certain businesses primarily in the third quarter of 1998. In the third quarter of 1998, the Company generated net income of $5.8 million, or $0.55 per basic and $0.45 per diluted share, compared to net income of $3.2 million, or $0.34 per basic share and $0.32 per diluted share, in the third quarter of 1997. In addition, net income for the third quarter of 1998 includes an income tax provision of $4.4 million, of which $3.4 million will not be paid in cash due to the utilization of tax net operating loss carry forwards ("NOLs"). Had the Company been able to offset these NOLs against the recorded income tax provision, net income would have been approximately $9.2 million.

Revenues for the nine months ended September 30, 1998 were $1,605.4 million compared to $1,431.4 million in the same period in the prior year. For the nine months ended September 30, 1998, the Company generated net income of $5.5 million, or $0.53 per basic share and $0.56 per diluted share, as compared to net income of $4.4 million, or $0.46 per basic share and $0.43 per diluted share, for the nine months ended September 30, 1997. Net income for the nine months ended September 30, 1998 and 1997 included after-tax charges associated with the early retirement of approximately $61.9 million and $11.9 million, respectively, of the Company's Series C Notes, which are reflected in the accompanying condensed consolidated statements of operations under the caption "Extraordinary Item - Loss on Early Extinguishment of Debt, Net of Income Taxes." The extraordinary charges for the nine months ended September 30, 1998 and 1997 were $4.8 million and $1.0 million, respectively. Exclusive of these extraordinary items, net income for the first nine months of 1998 was $10.2 million, or $0.99 per basic share and $0.90 per diluted share, compared to $5.4 million, or $0.57 per basic share and $0.53 per diluted share, in the same period in 1997.

The Company generated operating income of $12.0 million for the three months ended September 30, 1998 compared to operating income of $8.6 million in the same period of the prior year. The $3.4 million improvement in operating income for the three months ended September 30, 1998 was attributable to the increase in operating volume and the increase in gross profit on several large projects. Operating income for the first nine months of 1998 was $24.0 million compared to operating income of $18.3 million in the same period in the prior year, the increase being attributable to the items noted above for the third quarter of 1998.

Selling, General & Administrative expenses ("SG&A") for the quarters ended September 30, 1998 and 1997 were $45.9 million, or 8.1% of revenues, and $39.9 million, or 7.7% of revenues, respectively. SG&A for the nine months ended September 30, 1998 was $130.5 million, or 8.1% of revenues, compared to SG&A of $112.8 million, or 7.9% of revenues, for the nine months ended September 30, 1997. The dollar increase in SG&A for the three and nine month periods ended September 30, 1998 compared to the same periods in 1997 are attributable to the increase in operating volume, the amortization of goodwill in connection with the acquisitions noted previously, expenses attributable to its facilities services business and a delay in the start of projects in the facilities services markets.

On March 18, 1998, the Company called for the redemption of approximately $61.9 million principal amount of Series C Notes. In accordance with the Indenture governing the Series C Notes, the redemption price for the Series C Notes was 104% of the principal amount redeemed. Accordingly, the Company recorded an extraordinary loss related to the early retirement of debt. The extraordinary loss consisted primarily of the write-off of the associated debt discount plus the redemption premium and costs associated with the redemption, net of income tax benefits. The Company prepaid in full, including accrued interest thereon, its Supplemental SellCo Note during June 1998.

The Company's backlog was $1,269.9 million at September 30, 1998 and $996.4 million at December 31, 1997. Between December 31, 1997 and September 30, 1998, the Company's backlog in Canada increased by $18.2 million, its backlog in the United States increased by $161.1 million and its backlog in the United Kingdom increased by $94.2 million.

Liquidity and Capital Resources

On March 18, 1998, the Company sold, pursuant to underwritten public offerings, $100.0 million principal amount of 5.75% Convertible Subordinated Notes (the "Notes") and 1,100,000 shares of its Common Stock. Interest on the Notes is payable semi-annually and commenced October 1, 1998. The Notes are unsecured indebtedness of the Company and are convertible at any time into Common Stock of the Company at a conversion price of $27.34 per share.

On March 24, 1998, the underwriter of the Notes offering exercised in full its over-allotment option to purchase an additional $15.0 million of Notes, and, accordingly, an additional $15.0 million principal amount of such notes were issued.

During the third quarter of 1998, the Company's Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $20.0 million of its common stock. As of September 30, 1998 the Company had repurchased 827,600 shares of its Common Stock at an aggregate cost of approximately $11.9 million.

Proceeds received from the sale of the Notes along with proceeds from the sale of the Common Stock were used to redeem the Series C Notes, repay then outstanding borrowings under the Company's working capital credit lines, prepay the Supplemental SellCo Note and accrued interest thereon and for the acquisition of certain businesses through September 30, 1998 and will be used for possible additional acquisitions and for other general corporate purposes.

The Company's consolidated cash balance increased by approximately $18.9 million from $49.4 million at December 31, 1997 to $68.3 million at September 30, 1998, primarily as a result of the net proceeds received from the sale of Common Stock and Notes offset by the repayment of debt instruments, repurchase of the Company's Common Stock and acquisitions noted above.

As of September 30, 1998 the Company's total borrowing capacity under its revolving credit facility was $100.0 million. The Company had approximately $30.0 million of letters of credit outstanding as of that date. There were no revolving loans outstanding as of September 30, 1998 under the credit facility.

Year 2000

The Year 2000 issue concerns the inability of information systems to properly recognize and process date sensitive information beyond January 1, 2000.

The Company has performed a comprehensive review of its internal application systems ("Internal Systems"), including information technology ("IT") system and Non-IT systems, to identify those systems that could be affected by the Year 2000 issue (the "Issue") and has developed a plan to resolve the Issue. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its systems to ensure Year 2000 compliance.

The Company estimates that it is approximately 50% complete with its Internal Systems modifications and expects the balance of any required modifications to be completed by mid 1999. Cost estimates of testing and converting system applications range from $1.0 million to $2.0 million. Modification costs will be expensed as incurred and costs of new software will be capitalized and amortized over the expected useful life of the related software.

The Company expects its Year 2000 conversion project to be completed before January 1, 2000. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, the Company's operations and financial results could be adversely impacted by the Year 2000 issue if the conversion schedule and cost estimate for its Internal Systems are not met or suppliers and other businesses on which the Company relies do not address the Issue successfully. The Company is requesting that its significant suppliers confirm that they have plans achieving Year 2000 compliance. The Company continues to assess these risks in order to reduce any impact on the Company.

Contingency plans will be developed if it appears that the Company or its significant suppliers will not be Year 2000 compliant and that such non-compliance could have a material adverse impact on the Company's operations.

Based on currently available information, the Company does not believe that the matters discussed above related to its Internal Systems or to services provided to customers will have a material adverse impact on the Company's financial condition or overall trends in results of operations; however, it is uncertain to what extent the Company may be affected by such matters. In addition, there can be no assurance that the failure to ensure year 2000 capability by a supplier, customer or another third party would not have a material adverse effect on the Company.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The information in Note F to the Company's September 30, 1998 Notes to Condensed Consolidated Financial Statements (unaudited) regarding legal proceedings is hereby incorporated herein by reference thereto.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibit 27  Financial Data Schedule.

(b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

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


                                                  EMCOR GROUP, INC.
                                        ---------------------------------
                                                     (Registrant)


Date:  October 29, 1998            By:           /s/FRANK T. MacINNIS
                                        ---------------------------------
                                                  Frank T. MacInnis
                                               Chairman of the Board of
                                                    Directors and
                                               Chief Executive Officer


Date:  October 29, 1998            By:           /s/LEICLE E. CHESSER
                                        ---------------------------------
                                                  Leicle E. Chesser
                                               Executive Vice President
                                              and Chief Financial Officer