Form 10KSB40
period 1998-12-31
EMCOR GROUP INC
filed 1999-02-24
CIK 105634

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998      COMMISSION FILE NUMBER 0-2315

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

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

     Indicate by check mark if disclosure of delinquent filings pursuant to
Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /x/ No / /

     The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant on February 19, 1999 was approximately $163,300,000.

     Number of shares of Common Stock outstanding as of the close of business on February 19, 1999: 9,706,503 shares.

     Part III incorporates certain information by reference from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on June 25, 1999, which proxy statement will be filed no later than 120 days after the close of the Registrant's fiscal year ended December 31, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----
                                                      PART I
Item 1.    Business
              General......................................................................................     1
              The Business.................................................................................     2
Item 2.    Properties......................................................................................     6
Item 3.    Legal Proceedings...............................................................................     9
Item 4.    Submission of Matters to a Vote of Security Holders.............................................     9

                                                     PART II
Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters.......................    11
Item 6.    Selected Financial Data.........................................................................    12
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...........    14
Item 8.    Financial Statements and Supplementary Data.....................................................    21
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............    51

                                                     PART III
Item 10.   Directors and Executive Officers of the Registrant..............................................    51
Item 11.   Executive Compensation..........................................................................    51
Item 12.   Security Ownership of Certain Beneficial Owners and Management..................................    51
Item 13.   Certain Relationships and Related Transactions..................................................    51

                                                     PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................    52

                                     PART I

ITEM 1. BUSINESS

  General

     EMCOR Group, Inc. ("EMCOR" or the "Company") is the largest mechanical and electrical construction and facilities services firm in the United States and Canada and one of the largest in the United Kingdom and the world with 1998 revenues totaling more than $2.2 billion. EMCOR provides services to a broad range of commercial, industrial, utility, and institutional customers through approximately 53 principal operating subsidiaries with offices in 20 states and the District of Columbia in the United States, seven provinces in Canada, and six primary locations in the United Kingdom and through subsidiaries and joint ventures in the United Arab Emirates, Saudi Arabia, South Africa and Hong Kong.

     The Company specializes in the design, installation, integration and start-up of:

     o Distribution systems for electrical power;

     o Lighting systems;

     o Low-voltage systems, such as fire alarm, security, communications and process control systems;

     o Voice and data communications systems;

     o Heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems; and

     o Plumbing, process and high-purity piping systems.

     The Company also provides services required to support a customer's facilities. These services, frequently referred to as facilities services, include customer based operations and maintenance, mobile maintenance and service, small modification and retrofit projects, consulting, program development and management for energy systems and maintenance of facilities. These services are provided to a wide range of commercial, industrial, utility and institutional facilities, including those for which the Company provided construction services and at others for which construction services were provided by other contractors. The Company's facilities services are frequently bundled to provide integrated service packages and, in addition to the Company's core mechanical and electrical services, include such other services as building maintenance and related support services.

     The Company provides mechanical and electrical construction services and facilities services directly to corporations, municipalities and other governmental entities, owners/developers and tenants of buildings and, indirectly, by acting as a subcontractor to construction managers, general contractors, systems suppliers and other subcontractors. Worldwide, the Company employs approximately 15,000 people.

     The Company's revenues are diversified geographically and by customer and industry. Of EMCOR's 1998 revenues, approximately 68% was generated in the United States and approximately 32% was generated internationally, while approximately 80% of revenues was derived from mechanical and electrical construction services and approximately 20% from facilities services. For the period 1995 through 1998, revenues and EBITDA grew at compound annual growth rates of 11.63% and 47.09%, respectively.

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

  The Business

     The broad scope of the Company's operations are more particularly described below.

  Mechanical and Electrical Construction Services and Facilities Services

     The Company believes that the mechanical and electrical construction services and facilities services business is highly fragmented, consisting of hundreds of small companies across the United States and around the world. This fragmentation provides EMCOR with a significant competitive advantage due, in large part, to the Company's financial strength and expertise. The mechanical and electrical construction services industry has realized a higher growth rate than the overall construction industry due, principally, to the increase in content and complexity of mechanical and electrical systems in all types of projects. This increased content and complexity is, in part, a result of the expanded use of computers and more technologically advanced voice and data communications, lighting, and environmental control systems in all types of facilities. For these reasons, buildings of all types consume more electricity per square foot than in the past and thus need more extensive electrical distribution systems. In addition, advanced voice and data communication systems require more sophisticated power supplies and extensive low voltage and fiber-optic communications cabling. Moreover, the need for greater environmental controls within a building, such as the heightened need for climate control to maintain extensive computer systems at optimal temperatures, and the growing demand for environmental control in individual spaces, have created expanded opportunities for the mechanical and electrical construction services and facilities services business.

     Mechanical and electrical construction services primarily involve the design, integration, installation and start-up of: (i) distribution systems for electrical power (including power cables, conduits, distribution panels, transformers, generators, uninterruptible power supply systems and related switch gear and controls); (ii) lighting systems, including fixtures and controls; (iii) low-voltage systems, including fire alarm, security, and process control systems; (iv) voice and data communications systems, including fiber-optic and low voltage copper cabling; (v) heating, ventilation, air conditioning (collectively, "HVAC"), refrigeration and clean-room process ventilation systems; and (vi) plumbing, process and high-purity piping systems.

     Mechanical and electrical construction services generally fall into one of two categories: (i) large installation projects with contracts often in the multi-million dollar range which are performed in connection with construction of industrial and commercial buildings and institutional and public works facilities or with the fit-out of large blocks of space within commercial buildings and (ii) smaller installation projects typically involving fit-out, renovation and retrofit work.

     EMCOR's mechanical and electrical construction services operations generated approximately 80% of 1998 revenues. The Company provides mechanical and electrical construction services for both large and small installation and renovation projects. The Company's largest projects include those (i) for institutional use (such as water and wastewater treatment facilities, hospitals, correctional facilities, schools and research laboratories); (ii) for industrial use (such as pharmaceutical factories, steel, pulp and paper mills, chemical, automotive and semiconductor plants, and oil refineries); (iii) for transportation systems (such as airports and transit systems); and (iv) for commercial use (such as office buildings, hotels, casinos, convention centers, sports stadiums, shopping malls and resorts). Its largest projects, typically in excess of $10.0 million, are usually multi-year projects and range in size up to, and occasionally in excess of, $50.0 million; these projects accounted for approximately 20% of construction services revenues in 1998.

     The Company's projects of less than $10.0 million accounted for approximately 80% of 1998 construction services revenues and are typically completed in less than a year. These projects usually involve mechanical and electrical construction services in connection with the fit-out of space when an end-user or owner undertakes construction or modification of a facility to accommodate a specific use. These projects frequently require mechanical and electrical systems to meet special needs such as redundant power supply systems, special environmental controls, high-purity air systems, sophisticated electrical and mechanical systems for trading floors in financial services businesses, new production lines in manufacturing plants and office arrangements in existing office buildings. Such projects are not typically dependent upon the new construction market; their demand is often prompted by the expiration of leases, changes in technology or changes in the customer's plant or office layout in the normal course of business.

     Services are performed pursuant to contracts with owners, such as corporations, municipalities and other governmental entities, general contractors, systems suppliers, construction managers, developers, other subcontractors and tenants of commercial properties. Institutional and public works projects are frequently long-term, complex projects requiring significant technical and management skills and financial strength to, among other things, obtain bid and performance bonds, which are often a condition to bidding for, and award of, contracts for such projects.

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

     The Company also provides services to support a customer's facilities. These services, frequently referred to as facilities services, generated approximately 20% of 1998 revenues. The Company has historically provided technical support services to its customers, following completion of construction projects, that typically include maintenance and service of mechanical and electrical systems and small modification and retrofit projects that support the day-to-day needs of its customers. In addition to the Company's core mechanical and electrical services, services are provided to owners, operators, tenants and managers of facilities of all types on both a contract basis for a specified period of time and on an individual task order basis.

     Facilities services also include customer-based operations and maintenance, mobile maintenance, service and small modification and retrofit projects, consulting, program development and management for energy systems and maintenance activities. These services are provided to a wide range of commercial, industrial and institutional facilities, including those for which the Company provided construction services and for which construction services were provided by others. The services are frequently bundled to provide integrated service packages and may include services in addition to the Company's core mechanical and electrical services.

     The Company has experienced an expansion in the demand for such support services which it believes is driven by customers' downsizing programs and their concomitant focus on core competencies, the increasing technical complexity of their facilities and their mechanical, electrical, voice and data and other systems, and the need for increased reliability, especially in mechanical and electrical systems. These trends have led to outsourcing and privatization programs whereby customers in both the private and public sectors seek to contract out their non-core activities, (i.e. those activities that support but are not directly involved in the customer's business).

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

     The Company, by virtue of its construction and facilities services expertise, is involved with teams for several private finance initiatives ("PFIs"), a new set of United Kingdom government programs. The PFIs, which involve governmental bodies responsible for the national healthcare system, social security, and air traffic control, among others, seek to transfer ownership and management of United Kingdom government facilities, such as office buildings and hospitals, to teams of financial institutions, consulting service groups, construction groups and facilities services providers, which competitively bid for PFI contracts. While there is no way to predict the timing or the recipients of the PFI awards, the Company expects to be a member of one or more teams awarded such projects. During 1998 the Company was awarded a contract to provide mechanical and electrical services, ground maintenance and other ancillary services for five to seven years to approximately 300 buildings which were formerly owned and managed by the United Kingdom Department of Social Services; these facilities were privatized as part of the PFI program. The Company has built on its United Kingdom experience to market its facilities services business to international markets and currently provides facilities services through joint ventures to several companies in South Africa.

     In 1997, the Company established a new subsidiary to expand its facilities service operations in North America patterned on its United Kingdom business. This operating unit seeks to build on existing mechanical and electrical service capabilities, facilities services activities at existing subsidiaries and the Company's client relationships to expand the scope of services currently offered and to develop packages of services for customers on a regional, national and global basis. The Company's North American facilities services strategy includes initiation and expansion of facilities services activities at subsidiaries that provide mechanical and electrical construction services, including the offering of bundled facilities services programs, integrating two or more services, and development of facilities services business independent of construction services through an acquisition program. In addition, other development activities are focused on opportunities arising from private and public sectors' outsourcing and privatization programs as these sectors focus on their core operations. In the United States, management also has targeted as opportunities those arising from the deregulation of the electric utility industry, deregulation and expansion of the telecommunications industry and the REIT-driven consolidation of the commercial real estate industry as a basis for growth in facilities services.

     The deregulation of, and increased competition in the utility industry, along with government mandates calling for reduced energy consumption by government entities, has led to renewed focus on energy costs and conservation measures. These measures typically include energy assessments and engineering studies, retrofit construction to implement energy savings measures, and the long-term operation and maintenance of energy savings measures to ensure continued performance. Various subsidiaries of the Company have participated in energy savings programs in the past. The Company's facilities services subsidiary has established strategic alliances with, among others, DukeSolutions, Inc., a subsidiary of Duke Energy Corp., to provide energy assessment, design, installation, and operations and maintenance services for various Department of Defense facilities located in 46 states, the District of Columbia and Puerto Rico, and with PECO Energy Company to provide similar services to certain not-for-profit institutions in Massachusetts.

     The Company expects additional similar programs to be undertaken as the deregulation of electric utilities continues in the United States, and believes that its ability to be a single source provider of construction and facilities services will place it at a significant competitive advantage. During the past year, the Company acquired a Bakersfield, California based maintenance program consulting services firm, a Los Angeles, California area based mobile, mechanical services firm and a Richmond, Virginia based industrial facilities services firm to expand its capabilities in this field.

     The deregulation and expansion of the telecommunications industry has led to a rapid expansion of installed infrastructure, including wireless communication systems and long distance networks much of which has been built by companies that do not have existing maintenance operations and which seek to outsource such services. The Company has provided installation services for the infrastructure of telecommunication companies and facilities services to support their operations. In this industry, the Company has worked on facilities owned by such service providers as Sprint, AT&T, and MCI, has installed and maintained equipment for suppliers such as Lucent, Nortel, and Siemens, and has provided construction and maintenance services to competitive local service providers, such as Teleport Communications Group, and to users who maintain their own systems.

     The Company offers its facilities services to customers on single-task and multi-task bases depending on a customer's needs, under short-term and multi-year agreements. Such services frequently involve the permanent assignment of employees to customer premises for the duration of the contract, often around the clock.

     The Company believes its mechanical and electrical construction services and facilities services activities are complementary, permitting it to offer customers a comprehensive package of services. The ability to offer both construction and facilities services should enhance the Company's competitive position with customers. Furthermore, the facilities services operations tend to be less cyclical than the construction operations as such facilities services are more responsive to the needs of an industry's operations requirements rather than its construction requirements.

  Competition

     The Company believes that the mechanical and electrical construction services business is highly fragmented and competitive. A majority of the Company's revenues are derived from jobs requiring competitive bids; however, an invitation to bid is often conditioned upon prior experience, technical capability and financial strength. The Company competes with national, regional and local companies, most of which are small, owner-operated entities that operate in a limited geographic area. There are few public companies focused on providing mechanical and electrical construction services, although in the last three years more public national and regional firms have been established. The Company is the largest provider of mechanical and electrical construction services in the United States and Canada and one of the largest in the United Kingdom and the world. In the future, significant competition may be encountered from new entrants, such as public utilities and other companies attempting to consolidate mechanical and electrical construction services companies. Competitive factors in the mechanical and electrical construction services business include: (i) the availability of qualified and/or licensed personnel;
(ii) reputation for integrity and quality; (iii) safety record; (iv) cost structure; (v) relationships with customers; (vi) geographic diversity;
(vii) ability to control project costs; (viii) experience in specialized markets; (ix) ability to obtain bonding; and (x) adequate working capital.

     While the facilities services business is also highly fragmented, a number of large corporations such as Johnson Controls, Inc., Fluor Corp., and ServiceMaster Limited Partnership are engaged in this field, and there are other companies seeking to consolidate facilities services businesses. The Company's facilities services operations are well established in the United Kingdom but are in the initial growth stage in the United States.

  Employees

     The Company presently employs approximately 15,000 people, approximately 75% of whom are represented by various unions pursuant to collective bargaining agreements between the Company's individual subsidiaries and local unions. The Company believes that its employee relations are generally good.

  Backlog

     The Company had backlog as of December 31, 1998 of approximately
$1,329.1 million, compared with backlog of approximately $996.5 million as of December 31, 1997. Backlog includes facilities services revenues to be derived during the immediately succeeding 12 months pursuant to then-existing contracts. For the year ended December 31, 1998, the Company had more than $2.21 billion in revenues compared to more than $1.95 billion in revenues for the year ended December 31, 1997.

ITEM 2. PROPERTIES

     The operations of the Company are conducted primarily in leased properties. The following table lists major facilities:

                                                                      LEASE EXPIRATION
                                                       APPROXIMATE    DATE, UNLESS
                                                       SQUARE FEET       OWNED
                                                       -----------    ----------------
CORPORATE HEADQUARTERS
101 Merritt Seven Corporate Park
Norwalk, Connecticut................................      15,725            4/8/00

OPERATING FACILITIES
1200 North Sickles Road
Tempe, Arizona......................................      29,000             Owned

3208 Landco Drive
Bakersfield, California.............................      49,875           6/30/02

25601 Clawiter Road
Hayward, California.................................      34,800           6/30/03

3102-3120 Diablo Avenue
Hayward, California.................................      20,300           5/31/01

5 Vanderbilt
Irvine, California..................................      18,000           7/31/04

4462 Corporate Center Drive
Los Alamitos, California............................      41,400          12/31/00

825 Howe Road
Martinez, California................................     109,800          12/31/02

4464 Alvarado Canyon Road
San Diego, California...............................      40,000          10/31/07

414 Brannan Street
San Francisco, California...........................      17,500           3/31/01

4405 and 4420 Race Street
Denver, Colorado....................................      16,890           9/30/01

345 Sheridan Boulevard
Lakewood, Colorado..................................      63,000             Owned

367 Research Parkway
Meriden, Connecticut................................      23,500           7/31/04

5697 New Peachtree Road
Atlanta, Georgia....................................      27,200          11/30/00

2100 South York Road
Oak Brook, Illinois.................................      77,700           5/31/08

2655 Garfield Road
Highland, Indiana...................................      39,644           7/08/01

70-70D Hawes Way
Stoughton, Massachusetts............................      24,400          12/31/00

22925-22931 Industrial Drive West
St. Clair Shores, Michigan..........................      19,000           4/30/05

                                                                      LEASE EXPIRATION
                                                       APPROXIMATE    DATE, UNLESS
                                                       SQUARE FEET       OWNED
                                                       -----------     --------------
1100 Combermere
Troy, Michigan......................................       9,500          12/31/00

6060 Hix Road
Westland, Michigan..................................      23,000          12/31/03

3555 W. Oquendo Road
Las Vegas, Nevada...................................      90,000          11/30/03

6325 South Valley Boulevard
Las Vegas, Nevada...................................      23,190          12/31/02

6754 W. Washington Avenue
Pleasantville, New Jersey...........................      45,400           1/14/02

26 West 81st Street
Brooklyn, New York..................................      15,000             Owned

111-01 14th Avenue
College Point, New York.............................      77,000           2/28/06

305 Suburban Avenue
Deer Park, New York.................................      20,000           3/31/00

111 West 19th Street
New York, New York..................................      27,200           5/31/03

Two Penn Plaza
New York, New York..................................      57,200           2/01/06

4906 Barrow Avenue
Cincinnati, Ohio....................................      16,300           9/28/03

2300-2310 International Street
Columbus, Ohio......................................      25,500           8/30/01

5550 Airline Road
Houston, Texas......................................      74,483           6/30/01

515 Norwood Road
Houston, Texas......................................      26,676           6/30/01

1574 South West Temple
Salt Lake City, Utah................................      38,800          12/31/99

2925-2941 Space Road
Richmond, Virginia..................................      26,000           8/19/03

22930 Shaw Road
Dulles, Virginia....................................      32,600           7/31/99

109-D Executive Drive
Dulles, Virginia....................................      19,000           8/31/99

1 Thameside Centre
Kew Bridge Road
Kew Bridge, Middlesex, United Kingdom...............      14,000          12/22/12

86 Talbot Road
Old Trafford, Manchester, United Kingdom............      24,300          12/24/06

                                                                      LEASE EXPIRATION
                                                       APPROXIMATE    DATE, UNLESS
                                                       SQUARE FEET       OWNED
                                                       -----------     -------------
2116 Logan Avenue
Winnipeg, Manitoba, Canada..........................      19,800             Owned

3455 Landmark Bouldvard
Burlington, Ontario, Canada.........................      16,100             Owned

305 Milner Avenue
Scarborough, Ontario, Canada........................      16,500           5/31/00

     The Company believes that all of its property, plant and equipment are well maintained, in good operating condition and suitable for the purposes for which they are used.

     See Note K to the consolidated financial statements for additional information regarding lease costs. The Company utilizes substantially all of its leased facilities and believes there will be no difficulty either in negotiating the renewal of its real property leases as they expire or in finding alternative space, if necessary.

ITEM 3. LEGAL PROCEEDINGS

     The Company's subsidiary Dynalectric Company ("Dynalectric") is a party to an arbitration proceeding arising out of Dynalectric's participation in a joint venture with Computran Systems Corp. ("Computran"). The proceeding, which was instituted in 1988 in the Superior Court of New Jersey, Bergen County ("Superior Court") by Computran, a participant in, and a subcontractor to, the joint venture, alleges that Dynalectric wrongfully terminated its subcontract, fraudulently diverted funds due to it, misappropriated its trade secrets and proprietary information, fraudulently induced it to enter into the joint venture and conspired with others to commit certain acts in violation of the New Jersey Racketeering Influence and Corrupt Organization Act. Dynalectric believes that Computran's claims are without merit and has defended this matter vigorously. Dynalectric has filed counterclaims against Computran. As a result of a motion made by Dynalectric, the Superior Court ordered that the matters in dispute between Dynalectric and Computran be resolved by binding arbitration in accordance with an original agreement between the parties. The parties are awaiting a decision of the arbitrator.

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

     On July 31, 1998 a former employee of a subsidiary of EMCOR filed a class-action complaint on behalf of the participants in two employee benefit plans sponsored by EMCOR against EMCOR and other defendants for breach of fiduciary duty under the Employee Retirement Income Security Act. All of the claims relate to alleged acts or omissions which occurred during the period
May 1, 1991 to December 1994. The principal allegations of the complaint are that the defendants breached their fiduciary duties by causing the plans to purchase and hold stock of EMCOR when it was then known as JWP INC. and when the defendants knew or should have known it was imprudent to do so. The plaintiff has not made claim for a specific dollar amount of damages but generally seeks to recover for the benefit plans the loss in value of JWP stock held by the plans. EMCOR and the other defendants intend to vigorously defend the case. Insurance coverage may be applicable under an EMCOR pension trust liability insurance policy for EMCOR and those present and former employees of EMCOR who are defendants in the action.

     Substantial settlements or damage judgements arising out of these matters could have a material adverse effect on the Company's business, operating results and financial condition.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     FRANK T. MACINNIS, Age 52; Chairman of the Board and Chief Executive Officer of the Company since April 1994 and President of the Company from April 1994 to April 1997. From April 1990 to April 1994 Mr. MacInnis served as President and Chief Executive Officer, and from August 1990 to April 1994 as Chairman of the Board, of Comstock Group, Inc., a nationwide electrical contracting company. From 1986 to April 1990, Mr. MacInnis was Senior Vice President and Chief Financial Officer of Comstock Group, Inc. In addition, from 1986 to April 1994 Mr. MacInnis was also President of Spie Group Inc., which owned Comstock Group, Inc., Spie Construction Inc., a Canadian pipeline construction company, and Spie Horizontal Drilling Inc., a U.S. company engaged in underground drilling for the installation of pipelines and communications cable.

     JEFFREY M. LEVY, Age 46; President of the Company since April 1997 and Chief Operating Officer of the Company since February 1994, Executive Vice President of the Company from November 1994 to April 1997, Senior Vice President of the Company from December 1993 to November 1994. From May 1992 to December 1993, Mr. Levy was President and Chief Executive Officer of the Company's subsidiary EMCOR Mechanical/Electrical Services (East) Inc. From January 1991 to May 1992 Mr. Levy served as Executive Vice President and Chief Operating Officer of Lehrer McGovern Bovis, Inc., a construction management and construction company.

     SHELDON I. CAMMAKER, Age 59; Executive Vice President and General Counsel of the Company since September 1987 and Secretary of the Company since May 1997. Prior to September 1987, he was a senior partner of the New York City law firm of Botein, Hays & Sklar.

     LEICLE E. CHESSER, Age 52; Executive Vice President and Chief Financial Officer of the Company since May 1994. From April 1990 to May 1994 Mr. Chesser served as Executive Vice President and Chief Financial Officer of Comstock Group, Inc. and from 1986 to May 1994 he was also Executive Vice President and Chief Financial Offiert of Spie Group, Inc.

     THOMAS D. CUNNINGHAM, Age 49; Executive Vice President of the Company since July 1997. From March 1994 to May 1997, Mr. Cunningham was Executive Vice President and Chief Financial Officer of Swiss Army Brands, Inc., an importer and distributor of Swiss Army knives and watches and Sabatier and Forschner cutlery. For more than five years prior thereto, Mr. Cunningham was a Managing Director of J.P. Morgan & Co., an international bank.

     R. KEVIN MATZ, Age 40; Vice President and Treasurer of the Company since April 1996 and Staff Vice President--Financial Services of the Company from March 1993 to April 1996. From March 1991 to March 1993, Mr. Matz was Treasurer of Sprague Technologies Inc., a manufacturer of electronic components.

     MARK A. POMPA, Age 34; Vice President and Controller of the Company since September 1994. From June 1992 to September 1994, Mr. Pompa was an Audit and Business Advisory Manager of Arthur Andersen LLP, an accounting firm.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Market Information. The Company's Common Stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "EMCG".

     The following table sets forth high and low sales prices for the Common Stock for the periods indicated as reported by the Nasdaq National Market:

1998                                                                HIGH            LOW
-----------------------------------------------------------------   -------------   -----------
First Quarter....................................................   $23 1/8         $19 1/4
Second Quarter...................................................   $22 1/8         $19 1/8
Third Quarter....................................................   $20 1/4         $12 1/2
Fourth Quarter...................................................   $16 11/16       $13 3/8

1997
-----------------------------------------------------------------
First Quarter....................................................   $17 3/16        $12 3/4
Second Quarter...................................................   $16 5/8         $13
Third Quarter....................................................   $20 1/4         $15
Fourth Quarter...................................................   $22 1/4         $16 1/2

     Holders. As of February 19, 1999 there were 72 shareholders of record and, as of that date, the Company estimates there were approximately 1,100 beneficial owners holding stock in nominee or "street" name.

     Dividends. The Company did not pay dividends on its Common Stock during 1998 or 1997, and it does not anticipate that it will pay dividends on its Common Stock in the foreseeable future. The Company's working capital credit facility limits the payment of dividends on its Common Stock.

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following selected financial data has been derived from audited financial statements and should be read in conjunction with the consolidated financial statements, the related notes thereto and the report of independent public accountants thereon, included elsewhere in this Form 10-K and in previously filed annual reports on Form 10-K of the Company. On December 15, 1994 (the "Effective Date"), the Company emerged from Chapter 11 of the United States Bankruptcy Code pursuant to its Third Amended Joint Plan of Reorganization dated August 9, 1994, as amended (the "Plan of Reorganization"), proposed by EMCOR and its subsidiary SellCo Corporation ("SellCo"). In connection with the Plan of Reorganization, the Company adopted the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The Company has accounted for its reorganization by using the principles of Fresh-Start Accounting as required by SOP 90-7. For accounting purposes, the Company assumed that the Plan of Reorganization was consummated on December 31, 1994.

INCOME STATEMENT DATA (a) (b)

                                                                                                           PREDECESSOR
                                                                                                             COMPANY
                                                                   REORGANIZED COMPANY                      YEAR ENDED
                                                                 YEAR ENDED DECEMBER 31,                   DECEMBER 31,
                                                  -----------------------------------------------------    ------------
                                                     1998          1997          1996           1995          1994
                                                  ----------    ----------    ----------     ----------    ------------
Revenues.......................................   $2,210,374    $1,950,868    $1,669,274     $1,588,744     $1,763,961
Gross profit...................................      223,287       182,183       160,788        143,147        156,372
Operating income (loss)........................       37,224        27,414        17,114          5,893        (22,203)
Reorganization items...........................           --            --            --             --        (91,318)
Income (loss) from continuing operations before
  extraordinary items and change in method of
  accounting...................................       17,092         8,581         9,437        (10,853)      (118,934)
Income from discontinued operations............           --            --            --             --         10,216
Extraordinary items:
  -Loss on early extinguishment of debt net of
    income taxes...............................       (4,777)       (1,004)           --             --             --
  -Gain on debt discharge......................           --            --            --             --        413,249
Cumulative effect of change in method of
  accounting for post employment benefits......           --            --            --             --         (2,100)
                                                  ----------    ----------    ----------     ----------     ----------
Net income (loss)..............................   $   12,315    $    7,577    $    9,437     $  (10,853)    $  302,431
                                                  ----------    ----------    ----------     ----------     ----------
                                                  ----------    ----------    ----------     ----------     ----------
Basic earnings (loss) per share: (c) (d)
Income (loss) from continuing operations before
  extraordinary items and change in method of
  accounting...................................   $     1.67    $     0.90    $     1.00     $    (1.13)    $   (12.62)
Discontinued operations........................           --            --            --             --           1.08
Extraordinary items:
  -Loss on early extinguishment of debt, net of
    income taxes...............................        (0.47)        (0.11)           --             --             --
  -Gain on debt discharge......................           --            --            --             --          43.85
Cumulative effect of change in method of
  accounting for post employment benefits......           --            --            --             --          (0.22)
                                                  ----------    ----------    ----------     ----------     ----------
Basic earnings (loss) per share................   $     1.20    $     0.79    $     1.00     $    (1.13)    $    32.09
                                                  ----------    ----------    ----------     ----------     ----------
                                                  ----------    ----------    ----------     ----------     ----------
Diluted earnings (loss) per share: (c) (d)
Income (loss) from continuing operations before
  extraordinary items and change in method of
  accounting...................................   $     1.46    $     0.84    $     0.96     $    (1.13)    $   (12.62)
Discontinued operations........................           --            --            --             --           1.08
Extraordinary items:
  -Loss on early extinguishment of debt, net of
    income taxes...............................        (0.35)        (0.10)           --             --             --
  -Gain on debt discharge......................           --            --            --             --          43.85
Cumulative effect of change in method of
  accounting for post employment benefits......           --            --            --             --          (0.22)
                                                  ----------    ----------    ----------     ----------     ----------
Diluted earnings (loss) per share..............   $     1.11    $     0.74    $     0.96     $    (1.13)    $    32.09
                                                  ----------    ----------    ----------     ----------     ----------
                                                  ----------    ----------    ----------     ----------     ----------

BALANCE SHEET DATA

                                                                              REORGANIZED COMPANY
                                                                              AS OF DECEMBER 31,
                                                           ---------------------------------------------------------
                                                             1998        1997        1996        1995         1994
                                                           --------    --------    --------    --------     --------
Stockholders' equity (d)................................   $119,816    $ 95,323    $ 83,883    $ 70,610     $ 81,130
Total assets............................................   $801,002    $660,654    $620,700    $710,945     $707,498
Net assets held for sale................................         --          --          --    $ 61,969     $ 55,401
Notes payable...........................................         --          --          --    $ 14,665     $  4,803
Borrowings under working capital credit lines...........         --    $  9,497    $ 14,200    $ 25,000     $ 40,000
7% Senior Secured Notes.................................         --          --          --    $ 61,969     $ 55,401
Long-term debt, including current maturities............   $124,400    $ 62,657    $ 72,405    $ 68,989     $ 61,290
Capital lease obligations...............................   $    837    $  1,482    $  1,007    $  1,284     $  2,029

------------------
(a) The income statement data for the year ended December 31, 1995 exclude the operating results of businesses held for sale since the operations of these businesses accrued to the benefit of holders of the notes issued by the Company's subsidiary SellCo Corporation and, prior to their payment in full during 1996, the Company's Series A Notes, and certain other obligations (See Note E and F to the consolidated financial statements). Income statement data has been reclassified for 1994 to reflect the Company's water supply business and other businesses for sale as discontinued operations.

(b) Selected financial data for periods as of and after the adoption of Fresh-Start Accounting are not comparable to selected financial data of periods presented prior to December 31, 1994 and have been separated by a black line.

(c) Effective December 31, 1997 the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. Accordingly, earnings per share information for years prior to December 31, 1997 has been restated to conform to current year presentation. (See Note D to the consolidated financial statements.)

(d) No cash dividends on the Company's Common Stock have been paid during the past five years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS--YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     EMCOR Group, Inc.'s ("EMCOR" or the "Company") Revenues for the years ended December 31, 1998 and 1997 were $2,210.4 million and $1,950.9 million, respectively. Net income for the year ended December 31, 1998 was $12.3 million compared to net income of $7.6 million for the year ended December 31, 1997. Basic Earnings Per Share ("Basic EPS") was $1.20 per share for the year ended December 31, 1998 compared to Basic EPS of $0.79 per share in the year earlier period. Net income for the years ended December 31, 1998 and 1997 includes after-tax charges of approximately $4.8 million and $1.0 million ($7.5 million and $1.7 million pre-tax) associated with the early retirement of approximately $61.9 million and $11.9 million, respectively, of the Company's Series C Notes. These extraordinary charges are reflected in the accompanying Consolidated Statements of Operations under the caption "Extraordinary item--loss on early extinguishment of debt, net of income taxes".

     The 13% increase in Revenues for the year ended December 31, 1998 compared to 1997 was primarily attributable to the continued increase in new construction projects started in 1998, an increase in project activity of all types in previously lagging market segments in the Northeastern United States commercial and Western United States industrial markets, and the acquisition of ten businesses in 1998 which contributed approximately $65.0 million of additional revenues.

     Gross Profit (Revenues less COS) ("GP") increased to $233.3 million for for the year ended December 31, 1998 compared to $182.2 million for the year ended December 31, 1997. As a percentage of Revenues, GP increased to 10.1% from 9.3% for the years ended December 31, 1998 and 1997, respectively. The increase in GP as a percentage of Revenues is a result of increased operating volume in markets where higher gross profit projects are available.

     Selling, general and administrative expenses ("SG&A") for the year ended December 31, 1998 was $186.1 million, or 8.4% of Revenues, compared to $154.8 million, or 7.9% of Revenues, for the year ended December 31, 1997. The dollar increase in SG&A for the year ended December 31, 1998 compared to the prior year is attributable to the increase in operating volume and corresponding increases in variable SG&A costs. The increase in SG&A as a percentage of Revenues is primarily due to the geographic area in which the revenue is earned and the continued development of the Company's facilities services activities, which activities usually require greater SG&A than construction services.

     The Company had Operating income of $37.2 million for the year ended December 31, 1998 compared with Operating income of $27.4 million for the year ended December 31, 1997. The increase in operating income of $9.8 million for the year ended December 31, 1998 as compared to the same period in 1997 was due to increased Revenues, improved GP and incremental operating income attributable to 1998 acquisitions.

     The Company's Interest expense decreased by $2.0 million to $11.0 million in 1998 due to the Company's lower cost of capital, lower average outstanding borrowings during 1998 and the repurchase and redemption of the Company's Series C Notes discussed above. Interest income increased to $3.6 from $1.1 million in 1998 versus 1997 due to an increase in cash available to invest principally as a result of the common stock and debt offerings in March 1998 (see Notes F and H to the consolidated financial statements in Item 8).

     The Income tax provision increased by $5.7 million to $12.6 million for 1998, versus $6.9 million for 1997. The increase in dollars was due to increased Income before taxes and extraordinary item, offset partially by a decrease in the effective income tax rate for 1998 to 42.5% from 44.5% for 1997. The decrease in the effective income tax rate is due to the tax jurisdiction in which income is earned as well as continued income tax planning strategies. A portion of the liability for income taxes, $8.2 million for 1998 and $5.6 million for 1997, is not payable in cash due to the utilization of NOL's and is recorded as an increase in Capital surplus for both years.

     The Company's backlog was $1,329.1 million at December 31, 1998 and
$996.4 million at December 31, 1997. Between December 31, 1997 and December 31, 1998, the Company's backlog in Canada increased by $8.3 million, its backlog in the United Kingdom increased by $37.1 million and its backlog in the United States increased by $290.2 million. The increase in the Company's Canadian backlog was primarily attributable to improved economic conditions in Eastern Canada. The increase in the United Kingdom backlog was due to improved economic conditions in the Southern United Kingdom and the award of several large facilities service contracts. The increase in the United States backlog was due primarily to the acquisition of new electrical and mechanical construction and facilities services operations (approximately $158.8 million) with organic growth throughout the United States which contributed an additional $131.4 million to backlog.

UNITED STATES OPERATIONS

     The Company's United States operations consist of three segments: electrical construction and facilities services, mechanical construction and facilities services and other.

     Revenues of electrical construction and facilities services business units ("Electrical Business Units") for the year ended December 31, 1998 were
$888.6 million compared to $745.0 million for the year ended December 31, 1997. Operating income of the Electric Business Units (before deduction of general corporate and other expenses discussed below) for the year ended December 31, 1998 was $36.3 million or 4.1% of Revenues compared to $28.7 million or 3.9% of Revenues for the year ended December 31, 1997. The $143.6 million or 19.3% increase in 1998 Revenues is attributable to $19.4 million of Revenues related to 1998 acquisitions as well as continuing favorable market conditions in the Eastern and Midwestern United States. Eastern United States activities were favorably impacted by increased interior renovation projects in New York City commercial office buildings principally attributable to corporate relocations.

     Revenues of mechanical construction and facilities services business units ("Mechanical Business Units") for the year ended December 31, 1998 were
$599.6 million compared to $577.6 million for the year ended December 31, 1997. Operating income of the Mechanical Business Units (before deduction of general corporate and other expenses discussed below) for the year ended December 31, 1998 was $21.0 million or 3.5% of Revenues compared to $18.6 million or 3.2% of Revenues for the year ended December 31, 1997. The $22.0 million or 3.8% increase in revenues is attributable to $38.2 million of Revenues related to 1998 acquisitions offset by the planned reduction of business activities in the Western United States.

     Other United States revenues of $14.4 million for the year ended
December 31, 1998, which include those operations which principally provide consulting and maintenance services increased by $11.4 million which is primarily attributable to 1998 acquisitions of $7.3 million. Increased activities of the Company's subsidiaries in the Northeastern United States accounted for the balance of the increase in Revenues. Operating losses relative to these activities were $4.8 million for the year ended December 31, 1998 compared to $2.1 million of losses for the year ended December 31, 1997 which included incremental costs associated with the continued development of its facilities services activities.

INTERNATIONAL OPERATIONS

     The Company's International operations consists of three segments; Canada construction and facilities services, United Kingdom construction and facilities services and other international construction and facilities services. Revenues of Canada construction and facilities services business units ("Canada Business Units") for the year ended December 31, 1998 were $201.9 million compared to $179.0 million for the year ended December 31, 1997. Operating income of the Canada Business Units (before deduction of general corporate and other expenses discussed below) for the year ended December 31, 1998 was $5.0 million compared to $4.2 million for the year ended December 31, 1997. The $22.9 million or 12.8% increase in Revenues from 1997 levels is attributable to the increase in construction and facilities service activities in the Eastern Canadian markets.

     Revenues of United Kingdom construction and facilities services business units ("United Kingdom Business Units") for the year ended December 31, 1998 were $493.3 million compared to $ 407.4 million for the year ended December 31, 1997. Operating losses of the United Kingdom Business Units (before deduction of general corporate and other expenses discussed below) for the year ended December 31, 1998 were $0.9 million compared to $4.9 million of losses for the year ended December 31, 1997. The $85.8 million or 21.0% increase in Revenues is attributable to the growth in the United Kingdom construction and facilities services market primarily in the Southern United Kingdom.

     Other International construction and facilities services business units ("Other International Business Units") primarily consists of the Company's operations in the Middle East and Asia-Pacific. Revenues for the year ended December 31, 1998 were $12.6 million compared to $38.8 million for the year ended December 31, 1997. Operating losses of Other International Business Units were $1.3 million compared to $1.1 million of losses for the year ended December 31, 1997. The $26.2 million decline in 1998 Revenues compared to 1997 is due to the Company's planned reductions in activities outside of its core geographic markets.

GENERAL CORPORATE AND OTHER EXPENSES

     General Corporate expenses for the year ended December 31, 1998 and 1997 were $18.1 million and $16.0 million, respectively. The increase in General Corporate expenses is attributable to increased variable overhead costs associated with the Company's increased operating volume. Net interest expense for the year ended December 31, 1998 was $7.5 million compared to $12.0 million in the year earlier period. The $4.5 million decrease is attributable to the Company's lower cost of capital and lower average outstanding borrowings during 1998 due to the repurchase and redemption of the Company's Series C Notes. Additionally, the increase in available cash balances resulting from the sale of Convertible Subordinated Notes and net proceeds from issuance of common stock during 1998 contributed to increased interest income compared to 1997 as discussed in Liquidity and Capital Resources.

RESULTS OF OPERATIONS--YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     The Company's Revenues for the years ended December 31, 1997 and 1996 were $1,950.9 million and $1,669.3 million, respectively. Net income for the year ended December 31, 1997 was $7.6 million compared to Net income of $9.4 million for the year ended December 31, 1996. Basic EPS was $0.79 per share for the year ended December 31, 1997 compared to Basic EPS of $1.00 per share in the year earlier period. Net income for the year ended December 31, 1997 includes an after-tax charge of approximately $1.0 million ($1.7 million pre-tax) associated with the early retirement of approximately $11.9 million of the Company's Series C Notes. Net income for the year ended December 31, 1996 reflects a net after-tax gain of $8.1 million ($12.5 million pre-tax) on the sale of certain assets held for sale, including the sale of substantially all of the assets of Jamaica Water Supply Company ("JWS"). JWS and the Company's other water supply subsidiary, Sea Cliff Water Company, are referred to hereafter as the "Water Companies". Net income for 1996 also reflects an after-tax charge of $2.8 million ($4.3 million pre-tax) included in SG&A related to an adverse arbitration award.

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

     GP increased to $182.2 million for the year ended December 31, 1997 compared to $160.8 million for the year ended December 31, 1996. GP as a percentage of Revenues decreased to 9.3% from 9.6% for the years ended December 31, 1997 and 1996, respectively. This percentage decrease is due to lower GP on certain projects, particularly in the United Kingdom in 1997.

     SG&A for the year ended December 31, 1997 was $154.8 million, or 7.9% of Revenues, compared to $143.7 million, or 8.6% of Revenues, for the year ended December 31, 1996. SG&A expenses for the year ended December 31, 1996, exclusive of the adverse arbitration award noted above, were $139.4 million, or 8.3% of revenues. The dollar increase in SG&A for the year ended December 31, 1997 compared to the prior year is attributable to the increase in volume. The reduction in SG&A as a percentage of Revenues is due to the maintenance of the fixed cost portion of SG&A.

     The Company generated operating income of $27.4 million for the year ended December 31, 1997 compared with operating income of $17.1 million for the year ended December 31, 1996. Operating income for the year ended December 31, 1997 as compared to 1996 increased by $10.3 million due to increases in operating volume during 1997 as well as reductions in SG&A as a percentage of Revenues. In addition, operating income for 1996 reflected the negative impact during 1996 of the adverse arbitration award referred to above, offset against favorable closeouts of certain contracts in the first quarter of 1996.

     The Company's Interest expense decreased by $1.9 million to $13.0 million in 1997 due to the Company's lower cost of capital, lower average outstanding borrowings during 1997 and the repurchase and partial redemption of the Company's Series C Notes discussed above. Beginning with the second quarter of 1997, the Company was relieved of covenants under the terms of its then domestic bonding and revolving credit agreements. The covenants restricted the use of cash generated by certain subsidiaries, and the Company used this cash to reduce borrowings under its 1996 Credit Facility referred to below. As a consequence, the Company maintained less cash on deposit in banks in 1997 than in 1996, and interest income decreased from $2.2 million in 1996 to $1.1 million in 1997.

     The Income tax provision decreased to $6.9 million for the year ended December 31, 1997, versus $7.5 million for the year ended December 31, 1996. The effective income tax rate for 1997 was 44.5%, versus 44.8% for 1996. The decrease in dollars was due to lower Income before taxes and extraordinary item in 1997 compared to 1996.

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

UNITED STATES OPERATIONS

     Revenues of Electrical Business Units for the year ended December 31, 1997 were $745.0 million compared to $731.9 million for the year ended December 31, 1996. Operating income of the Electric Business Units (before deduction of general corporate and other expenses discussed below) for the year ended December 31, 1997 were $28.7 million or 3.9% of Revenues compared to $28.6 million or 3.9% of Revenues for the year ended December 31, 1996. The
$13.1 million or 1.8% increase in 1997 Revenues is attributable to growth in the rocky mountain region of the United States primarily with customers in the telecommunications and high tech industries.

     Revenues of Mechanical Business Units for the year ended December 31, 1997 were $577.6 million compared to $399.2 million for the year ended December 31, 1996. Operating income of the Mechanical Business Units (before deduction of general corporate and other expenses discussed below) for the year ended December 31, 1997 were $18.6 million or 3.2% of Revenues compared to $2.0 million or 0.5% of Revenues for the year ended December 31, 1996. The $178.4 million or 24.4% increase in Revenues is attributable to $24.8 million of Revenues related to 1997 acquisitions and to strong growth in the Midwestern and Western United States.

     Other United States revenues of $3.0 million for the year ended
December 31, 1997, which include those operations which principally provide consulting and maintenance services, increased by $2.2 million which is primarily attributable to organic growth. Operating losses relative to these activities were $2.1 million for the year ended December 31, 1997 compared to break even operations in 1996.

INTERNATIONAL OPERATIONS

     Revenues of Canada Business Units for the year ended December 31, 1997 were $179.0 million compared to $139.6 million for the year ended December 31, 1996. Operating income of the Canada Business Units (before deduction of general corporate and other expenses discussed below) for the year ended December 31, 1997 was $4.2 million compared to $1.5 million for the year ended December 31, 1996. The $39.4 million or 28.2% increase in revenues from 1996 levels is attributable to the increase in construction and facilities service activities in the Western Canadian markets.

     Revenues of United Kingdom Business Units for the year ended December 31, 1997 were $407.5 million compared to $358.3 million for the year ended December 31, 1996. Operating losses of the United Kingdom

Business Units (before deduction of general corporate and other expenses discussed below) for the year ended December 31,1997 were $4.9 million compared to operating income of $0.9 million for the year ended December 31, 1996. The $49.2 million or 13.7% increase in revenues is attributable to increased scope of work in connection with the London Underground Project.

     Other International Business Units primarily consists of the Company's operations in the Middle East and Asia-Pacific. Revenues for the year ended December 31, 1997 were $38.8 million compared to $39.5 million for the year ended December 31, 1996. Operating losses of Other International Business Units were $1.1 million for the year ended December 31, 1997 compared to $1.8 million for the year ended December 31, 1996.

GENERAL CORPORATE AND OTHER EXPENSES

     General Corporate expenses for the year ended December 31, 1997 and 1996 were $15.9 million and $14.2 million, respectively. The increase in general expenses is attributable to increased variable overhead costs associated with the Company's increased operating volume. Net interest expense for the year ended December 31, 1997 was $12.0 million compared to $12.6 million in the year earlier period.

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

     During the third quarter of 1998, the Company's Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $20.0 million of its common stock. As of December 31, 1998 the Company had repurchased 957,900 shares of its Common Stock at an aggregate cost of approximately $14.0 million.

     Proceeds received from the sale of the Notes along with proceeds from the sale of the Common Stock were used to redeem the Series C Notes, repay then outstanding borrowings under the Company's working capital credit lines, prepay the Supplemental SellCo Note and accrued interest thereon and for the acquisition of certain businesses through December 31, 1998 and will be used for possible additional acquisitions and for other general corporate purposes.

     The Company's consolidated cash balance increased by $33.7 million from $49.4 million at December 31, 1997 to $83.1 million at December 31, 1998. Net cash provided by operating activities was $35.3 million for 1998, an increase of $9.7 million from $25.6 million for 1997. This increase was primarily due to increased net income and non-cash net income items. Net cash provided by financing activities of $38.6 million was primarily due to the issuance of convertible subordinated notes of $115.0 million, net proceeds from issuance of common stock of $22.5 million, offset partially by the retirement of Series C Notes for $61.9 million, purchases of treasury stock for $14.0 million, payment of working capital credit lines of $9.5 million, and retirement of the Supplemental SellCo Note for $5.5 million. In 1997, the primary generator of net cash used in financing activities was the partial repayment and redemption of Series C Notes for $11.9 million. Net cash used in investing activities for 1998 of $40.2 million primarily consisted of $28.5 million for acquisitions and $10.9 million for the net purchase of property, plant and equipment, versus
$1.5 million and $9.8 million used in the same activities for 1997, respectively.

     On December 22, 1998 the Company and certain of its subsidiaries amended and restated the June 19, 1996 Credit Agreement providing the Company with a working capital credit facility (the "1998 Credit Facility") for borrowings up to $150.0 million. The 1998 Credit Facility has an expiration date of June 30, 2002 and is guaranteed by certain direct and indirect subsidiaries of the Company. It is secured by substantially all of the assets of the Company and those subsidiaries and it provides for borrowing capacity available in the form of revolving loans ("Revolving Loans") and/or letters of credit ("LCs"). The Revolving Loans bear interest at a rate, which is the prime commercial lending rate announced by Harris Trust and Savings Bank from time to time (7.75% at December 31, 1998) plus 0%--0.5%, based on certain financial tests, for Domestic Rate Loans, as defined. Eurodollar Loans, as defined, bear interest at a variable rate which is LIBOR as published from time to time (5.08% at December 31, 1998) plus 1.25%--2.0% based on certain financial tests. The interest rates on Domestic Rate Loans and Eurodollar Loans, as defined, at December 31, 1998 were 7.75% and 6.58%, respectively. LC fees ranging from 0.5% to 2.0% are charged based on type of LC issued and certain financial tests.

     As of December 31, 1998, the Company had approximately $30.2 million of LCs and no Revolving Loans outstanding under 1998 Credit Agreement.

     On June 19, 1996, the Company and its subsidiary, Dyn Specialty Contracting Inc. ("Dyn"), entered into a credit agreement with Harris Trust and Savings Bank ("Harris") providing the Company with a working capital credit facility for borrowings up to $100.0 million for a three-year period (the "1996 Credit Facility"). The 1996 Credit Facility, as amended, which was guaranteed by certain direct and indirect subsidiaries of the Company and was secured by substantially all of the assets of the Company and those subsidiaries provided for borrowing capacity available in the form of revolving loans and/or letters of credit. The Revolving Loans bear interest at a variable rate, which was the prime commercial lending rate announced by Harris from time to time (8.5% at December 31, 1997) plus 1.0% to 2.0% based on certain financial tests. The interest rate on the Revolving Loans was 9.5% at December 31, 1997. LC fees ranging from 1.50% to 3.25% were charged based on the type of LC issued. The 1996 Credit Facility expires on June 19, 1999. As of December 31, 1997, the Company had approximately $25.7 million of LCs and approximately $9.5 million of Revolving Loans outstanding under the 1996 Credit Facility. The 1996 Credit Facility was replaced by the 1998 Credit Facility in December 1998.

     In October 1997, the Company's Canadian subsidiary, Comstock Canada LTD., renewed a credit agreement with a bank providing for an overdraft facility of up to Cdn. $0.5 million. The facility is secured by a standby letter of credit and provides for interest at the bank's prime rate (6.75% at December 31, 1998). There were no borrowings outstanding under this credit agreement at December 31, 1998 and 1997. The Canadian subsidiary may utilize the Company's revolving credit facility for any future working capital requirements.

     In 1998, the Company issued Notes Payable in connection with the acquisition of two companies. One Note Payable, issued in August 1998 requires a payment plus accrued interest of $1.0 million in August 1999 and $1.15 million, in August 2000. The other Note Payable issued in December 1998 was paid in January 1999.

     The Company believes that current cash balances and borrowing capacity available under lines of credit, combined with cash expected to be generated from operations, will be sufficient to provide short-term and foreseeable long-term liquidity and meet expected capital expenditure requirements.

CERTAIN INSURANCE MATTERS

     As of December 31, 1998, the Company was utilizing approximately
$30.2 million of letters of credit obtained under the 1996 Credit Facility as collateral for its current insurance obligations, and therefore presently is not required to deposit cash for such obligations.

YEAR 2000

     The Year 2000 issue concerns the potential inability of certain systems to properly recognize and process date sensitive information beyond January 1, 2000.

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

     The Company estimates that it is approximately 75% complete with its Internal Systems modifications and expects the balance of any required modifications to be completed by mid 1999. Cost estimates of testing and converting system applications range from $1.0 million to $2.0 million. Modification costs will be expensed as incurred and costs of new software will be capitalized and amortized over the expected useful life of the related software.

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

     The Company has not yet been able to clearly identify the most reasonably likely worst case scenarios, if any, and the appropriate contingency plans for such scenarios. As the Company completes all phases of its Year 2000 conversion project, it will prepare contingency plans, where identified as necessary, to deal with any significant noncompliance risks.

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

     This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995, particularly statements regarding market opportunities, market share growth, competitive growth, gross profit, and selling, general and administrative expenses. These forward-looking statements involve risks and uncertainties, that could cause actual results to differ materially from those in any such forward-looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including changes in the specific markets for the Company's services, adverse business conditions, decreased or lack of growth in the mechanical and electrical construction and facilities services industries, increased competition, pricing pressures, risks associated with foreign operations and other factors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               EMCOR GROUP, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                 DECEMBER 31,
                                                                                             --------------------
                                                                                               1998        1997
                                                                                             --------    --------
                                          ASSETS
Current assets:
  Cash and cash equivalents...............................................................   $ 83,053    $ 49,376
  Accounts receivable, less allowance for doubtful accounts of $24,006 and $20,456,
     respectively.........................................................................    538,457     480,997
  Costs and estimated earnings in excess of billings on uncompleted contracts.............     91,569      73,974
  Inventories.............................................................................      7,188       7,363
  Prepaid expenses and other..............................................................     11,702      10,951
                                                                                             --------    --------
       Total current assets...............................................................    731,969     622,661
Investments, notes and other
  long-term receivables...................................................................      6,974       5,901
Property, plant and equipment, net........................................................     32,098      27,164
  Other assets............................................................................     29,961       4,928
                                                                                             --------    --------
Total assets..............................................................................   $801,002    $660,654
                                                                                             --------    --------
                                                                                             --------    --------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               EMCOR GROUP, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                 DECEMBER 31,
                                                                                             --------------------
                                                                                               1998        1997
                                                                                             --------    --------
                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowings under working capital lines..................................................   $     --    $  9,497
  Current maturities of long-term debt and capital lease obligations......................      7,963         927
  Accounts payable........................................................................    246,856     234,714
  Billings in excess of costs and estimated earnings on uncompleted contracts.............    135,094     112,833
  Accrued payroll and benefits............................................................     62,008      49,058
  Other accrued expenses and liabilities..................................................     59,996      49,566
                                                                                             --------    --------
    Total current liabilities.............................................................    511,917     456,595
  Long-term debt and capital lease obligations............................................    117,274      63,212
  Other long-term obligations.............................................................     51,995      45,524
                                                                                             --------    --------
    Total liabilities.....................................................................    681,186     565,331
                                                                                             --------    --------
Stockholders' equity:
Preferred Stock, $0.10 par value, 1,000,000 shares authorized zero issued and
  outstanding.............................................................................         --          --
Common Stock, $0.01 par value, 13,700,000 shares authorized, 9,830,603 and 9,590,827
  shares issued and outstanding or issuable, respectively.................................        109          96
Warrants..................................................................................      2,154       2,154
Capital surplus...........................................................................    114,867      87,107
Accumulated other comprehensive income....................................................     (1,822)       (195)
Retained earnings.........................................................................     18,476       6,161
Treasury stock, at cost, 957,900 shares...................................................    (13,968)         --
                                                                                             --------    --------
  Total stockholders' equity..............................................................    119,816      95,323
                                                                                             --------    --------
Total liabilities and stockholders' equity................................................   $801,002    $660,654
                                                                                             --------    --------
                                                                                             --------    --------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               EMCOR GROUP, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              1998          1997          1996
                                                                           ----------    ----------    ----------
Revenues................................................................   $2,210,374    $1,950,868    $1,669,274
Costs and expenses:
  Cost of sales.........................................................    1,987,087     1,768,685     1,508,486
  Selling, general and administrative...................................      186,063       154,769       143,674
                                                                           ----------    ----------    ----------
                                                                            2,173,150     1,923,454     1,652,160
                                                                           ----------    ----------    ----------
Operating income........................................................       37,224        27,414        17,114
Interest expense........................................................      (11,041)      (13,029)      (14,890)
Interest income.........................................................        3,558         1,077         2,244
Other income............................................................           --            --        12,500
                                                                           ----------    ----------    ----------
Income before income taxes and extraordinary items......................       29,741        15,462        16,968
Income tax provision....................................................       12,649         6,881         7,531
                                                                           ----------    ----------    ----------
Income before extraordinary items.......................................       17,092         8,581         9,437
Extraordinary items--loss on early extinguishment of debt, net of income
  taxes.................................................................       (4,777)       (1,004)           --
                                                                           ----------    ----------    ----------
Net income..............................................................   $   12,315    $    7,577    $    9,437
                                                                           ----------    ----------    ----------
                                                                           ----------    ----------    ----------
Basic earnings per share:
  Income before extraordinary item......................................   $     1.67    $     0.90    $     1.00
  Extraordinary item--loss on early extinguishment of debt, net of
     income taxes.......................................................        (0.47)        (0.11)           --
                                                                           ----------    ----------    ----------
Basic earnings per share................................................   $     1.20    $     0.79    $     1.00
                                                                           ----------    ----------    ----------
                                                                           ----------    ----------    ----------
Diluted earnings per share:
  Income before extraordinary item......................................   $     1.46    $     0.84    $     0.96
  Extraordinary item--loss on early extinguishment of debt, net of
     income taxes.......................................................        (0.35)        (0.10)           --
                                                                           ----------    ----------    ----------
Diluted earnings per share..............................................   $     1.11    $     0.74    $     0.96
                                                                           ----------    ----------    ----------
                                                                           ----------    ----------    ----------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               EMCOR GROUP, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                                                   1998        1997        1996
                                                                                 --------    --------    --------
Cash flows from operating activities:
Net income....................................................................   $ 12,315    $  7,577    $  9,437
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization...............................................      9,846       8,140       7,864
  Amortization of goodwill....................................................        734          52          --
  Provision for doubtful accounts.............................................      3,508       4,300       1,258
  Non-cash interest expense...................................................        408       1,319       4,748
  Non-cash income tax provision...............................................      8,151       5,587       6,771
  Non-cash portion of extraordinary items.....................................      3,152         533          --
  Other, net..................................................................        416         612         252
                                                                                 --------    --------    --------
                                                                                   38,530      28,120      30,330
Change in operating assets and liabilities excluding effect of businesses acquired:
  Increase in accounts receivable.............................................    (27,219)    (41,885)     (8,214)
  Decrease (increase) in inventories and contracts in progress................      1,236       3,029     (11,228)
  Increase (decrease) in accounts payable and other accrued expenses and
     liabilities..............................................................     16,841      31,740      (6,891)
  Decrease in insurance cash collateral.......................................         --          --      30,812
  Decrease in funds held in escrow............................................         --          --       8,271
  Changes in other assets and liabilities, net................................      5,924       4,613      (9,997)
                                                                                 --------    --------    --------
Net cash provided by operating activities.....................................     35,312      25,617      33,083
                                                                                 --------    --------    --------
Cash flows from financing activities:
  Proceeds from working capital credit lines..................................         --     136,862      45,625
  Payments of working capital credit lines....................................     (9,497)   (141,565)    (56,425)
  Net (payments) proceeds from long-term debt and capital lease obligations...     (1,840)        221        (647)
  Repayment of Series A Notes.................................................         --          --     (66,424)
  Repayment and redemption of Series C Notes..................................    (61,854)    (11,920)         --
  Exercise of stock options...................................................        518         427         487
  Premiums paid on early extinguishment of debt...............................     (2,437)         --          --
  Repayment and redemption of Supplemental SellCo Note........................     (5,464)         --          --
  Issuance of convertible subordinated notes..................................    115,000          --          --
  Net proceeds from issuance of common stock..................................     22,485          --          --
  Purchase of common stock....................................................    (13,968)         --          --
  Proceeds from notes payable.................................................         --          --       9,596
  Payments of notes payable...................................................         --          --     (24,363)
  Debt issuance costs.........................................................     (4,347)       (304)     (1,600)
                                                                                 --------    --------    --------
Net cash provided by (used in) financing activities...........................     38,596     (16,279)    (93,751)
                                                                                 --------    --------    --------
Cash flows from investing activities:
  Proceeds from sale of assets................................................        308         750         353
  Proceeds from sales of net assets held for sale.............................         --          --      66,424
  Purchase of property, plant and equipment...................................    (10,946)     (9,753)     (7,428)
  Payments for acquisitions of businesses.....................................    (28,520)     (1,500)         --
  Net disbursements for other investments.....................................     (1,073)       (164)       (983)
                                                                                 --------    --------    --------
Net cash (used in) provided by investing activities...........................    (40,231)    (10,667)     58,366
                                                                                 --------    --------    --------
Increase (decrease) in Cash and Cash Equivalents..............................     33,677      (1,329)     (2,302)
Cash and Cash Equivalents at Beginning of Year................................     49,376      50,705      53,007
                                                                                 --------    --------    --------
Cash and Cash Equivalents at End of Year......................................   $ 83,053    $ 49,376    $ 50,705
                                                                                 --------    --------    --------
                                                                                 --------    --------    --------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               EMCOR GROUP, INC.
                                AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                         ACCUMULATIVE     RETAINED
                                                                           OTHER          EARNINGS
                                          COMMON              CAPITAL    COMPREHENSIVE   (ACCUMULATED   TREASURY   COMPREHENSIVE
                                TOTAL     STOCK    WARRANTS   SURPLUS      INCOME         DEFICIT)       STOCK       INCOME
                               --------   ------   --------   --------   -------------   ------------   --------   -------------
Balance, January 1, 1996.....  $ 70,610    $ 94     $2,179    $ 78,863      $   327(1)     ($10,853)    $     --
  Net income.................     9,437      --         --          --           --           9,437           --     $   9,437
  Foreign currency
    translation adjustment...     1,051      --         --          --        1,051              --           --         1,051
                                                                                                                     ---------
  Comprehensive income.......        --      --         --          --           --              --           --     $  10,488
                                                                                                                     ---------
                                                                                                                     ---------
  NOL utilization, net.......     2,298      --         --       2,298           --              --           --
  Common stock issued under
    stock option plans.......       487       1         --         486           --              --           --
  Other......................        --      --        (25)         25           --              --           --
                               --------    ----     ------    --------      -------        --------     --------
Balance, December 31, 1996...    83,883      95      2,154      81,672        1,378          (1,416)          --
  Net income.................     7,577      --         --          --           --           7,577           --     $   7,577
  Foreign currency
    translation adjustment...    (1,573)     --         --          --       (1,573)             --           --        (1,573)
                                                                                                                     ---------
  Comprehensive income.......        --      --         --          --           --              --           --     $   6,004
                                                                                                                     ---------
                                                                                                                     ---------
  NOL utilization, net.......     5,009      --         --       5,009           --              --           --
  Common stock issued under
    stock option plans.......       427       1         --         426           --              --           --
                               --------    ----     ------    --------      -------        --------     --------
Balance, December 31, 1997...    95,323      96      2,154      87,107         (195)          6,161           --
  Net income.................    12,315      --         --          --           --          12,315           --     $  12,315
  Foreign currency
    translation adjustment...    (1,627)     --         --          --       (1,627)             --           --        (1,627)
                                                                                                                     ---------
  Comprehensive income.......        --      --         --          --           --              --           --     $  10,688
                                                                                                                     ---------
                                                                                                                     ---------
  NOL utilization, net.......     4,770      --         --       4,770           --              --           --
  Issuance of common stock...    22,485      11         --      22,474           --              --           --
  Common stock issued under
    stock option plans.......       518       2         --         516           --              --     --......
  Treasury stock
    repurchased..............   (13,968)     --         --          --           --              --      (13,968)
                               --------    ----     ------    --------      -------        --------     --------
Balance, December 31, 1998...  $119,816    $109     $2,154    $114,867      $(1,822)       $ 18,476     $(13,968)
                               --------    ----     ------    --------      -------        --------     --------
                               --------    ----     ------    --------      -------        --------     --------

------------------

(1) Represents cumulative foreign currency translation adjustments.

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--NATURE OF OPERATIONS

     EMCOR Group, Inc. ("EMCOR" or the "Company") is the largest mechanical and electrical construction and facilities services firm in the United States and Canada and one of the largest in the United Kingdom. The Company specializes in the design, integration, installation and start-up of: (i) distribution systems for electrical power (including power cables, conduits, distribution panels, transformers, generators, uninterruptible power supply systems and related switch gear and controls); (ii) lighting systems, including fixtures and controls; (iii) low-voltage systems, including fire alarm, security and process control systems; (iv) voice and data communications systems, including fiber-optic and low voltage copper cabling; (v) heating, ventilation, air conditioning, refrigeration and clean room process ventilation systems; and
(vi) plumbing, process and high-purity piping systems. EMCOR provides mechanical and electrical construction services and facilities services directly to corporations, municipalities and other governmental entities, owners/developers, and tenants of buildings and, indirectly, by acting as a subcontractor to construction managers, general contractors, systems suppliers and other subcontractors. Mechanical and electrical construction services often fall into one of two categories: (i) large installation projects with contracts often in the multi-million dollar range and (ii) smaller installation projects typically involving fit-out renovation and retrofit work. In addition, the Company also provides services required to support customer's facilities. These services, frequently referred to as facilities services, include customer-based operations and maintenance, mobile maintenance and service, small modification and retrofit projects, consulting, program development and management for energy systems and maintenance activities. These services are provided to a wide range of commercial, industrial, and institutional buildings, including facilities for which the Company provided construction services and for which construction services were provided by others. Facilities services are frequently bundled to provide integrated service packages and include services in addition to the Company's core mechanical and electrical services.

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

  Revenue Recognition

     Revenues from long-term contracts are recognized on the percentage-of-completion method. Percentage-of-completion is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. Certain of the Company's electrical contracting business units measure percentage-of-completion by the percentage of labor costs incurred to date for each contract to the estimated total labor costs for such contract.

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

     Costs and estimated earnings on uncompleted contracts and related amounts billed as of December 31, 1998 and 1997 are as follows (in thousands):

                                                                             1998          1997
                                                                          ----------    ----------
Costs incurred on uncompleted contracts................................   $2,737,507    $2,282,127
Estimated earnings.....................................................      202,211       158,832
                                                                          ----------    ----------
                                                                           2,939,718     2,440,959

Less: billings to date.................................................    2,983,243     2,479,998
                                                                          ----------    ----------
                                                                          $  (43,525)   $  (39,039)
                                                                          ----------    ----------
                                                                          ----------    ----------

     Such amounts are included in the accompanying Consolidated Balance Sheets at December 31, 1998 and 1997 under the following captions (in thousands):

                                                                              1998         1997
                                                                            ---------    ---------
Costs and estimated earnings in excess of billings on uncompleted
  contracts..............................................................   $  91,569    $  73,794
Billings in excess of costs and estimated earnings on uncompleted
  contracts..............................................................    (135,094)    (112,833)
                                                                            ---------    ---------
                                                                            $ (43,525)   $ (39,039)
                                                                            ---------    ---------
                                                                            ---------    ---------

                               EMCOR GROUP, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     As of December 31, 1998 costs and estimated earnings in excess of billings on uncompleted contracts included unbilled revenues for pending change orders of approximately $17.3 million and claims of approximately $8.0 million. In addition, accounts receivable as of December 31, 1998 includes claims and contractually billed amounts related to such contracts of approximately
$29.0 million. Claims and related amounts, included in accounts receivable, aggregated approximately $44.5 million as of December 31, 1997. Generally, contractually billed amounts will not be paid by the customer to the Company until final resolution of related claims.

  Classification of Contract Amounts

     In accordance with industry practice, the Company classifies as current all assets and liabilities related to the performance of long-term contracts. The contracting cycle for certain long-term contracts may extend beyond one year and, accordingly, collection or payment of amounts related to these contracts may extend beyond one year. Accounts receivable at December 31, 1998 and 1997 included $91.6 million and $88.2 million, respectively, of retainage billed under terms of the contracts. The Company estimates that approximately 85% of retainage recorded at December 31, 1998 will be collected during 1999.

  Cash and Cash Equivalents

     For purposes of the consolidated financial statements, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. The Company maintains a centralized cash management program whereby its excess cash balances are invested in high quality, short-term, money market instruments which are considered cash equivalents. At times, cash balances in the Company's bank accounts may exceed federally insured limits.

  Inventories

     Inventories, which consist primarily of construction materials, are stated at the lower of cost or market. Cost is determined principally using average cost.

  Property, Plant and Equipment

     Property, plant and equipment is stated at cost. Depreciation is recorded principally using the straight-line method over estimated useful lives ranging from 3 to 40 years.

     Property, plant and equipment in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 1998 and 1997 (in thousands):

                                                                                 1998        1997
                                                                               --------    --------
Machinery and equipment.....................................................   $ 33,894    $ 24,824
Furniture and fixtures......................................................      6,953       5,728
Land, buildings and leasehold improvements..................................     15,566      13,758
                                                                               --------    --------
                                                                                 56,413      44,310
Accumulated depreciation and amortization...................................    (24,315)    (17,146)
                                                                               --------    --------
                                                                               $ 32,098    $ 27,164
                                                                               --------    --------
                                                                               --------    --------

                               EMCOR GROUP, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  Other Assets

     Other assets at December 31, 1998 primarily consists of approximately $22.8 million of the excess of cost over fair market value of net identifiable assets ("Goodwill") of companies acquired in purchase transactions. Additionally, approximately $4.7 million of debt issuance costs incurred in connection with the Company's offering of its 5.75% Convertible Subordinated Notes (hereafter discussed) are included in Other assets. Other assets at December 31, 1997 included approximately $1.0 million of Goodwill and $0.3 million of debt issuance costs. Goodwill is being amortized using the straight-line method over periods ranging from 5 to 15 year periods. Debt issuance costs are amortized using the effective interest method.

     At the end of each quarter, the Company reviews events and changes in circumstances to determine whether the recoverability of the carrying value of Goodwill should be reassessed. Should events or circumstances indicate that the carrying value may not be recoverable based on undiscounted future cash flows, an impairment loss measured by the difference between the discounted future cash flows (or another acceptable method for determining fair value) and the carrying value of Goodwill would be recognized by the Company.

  Fair Value of Financial Instruments

     The Company's financial instruments include accounts receivable, investments, notes and other long-term receivables, long-term debt (excluding the Company's Series C Notes), foreign currency contracts and other financing commitments whose carrying values approximate their fair values.

     At December 31, 1998, the fair value of the Company's 5.75% Convertible Subordinated Notes was $98.0 million compared to the carrying value of $115.0 million. The fair value was estimated based on quoted market prices and market interest rates as of December 31, 1998.

  Foreign Operations

     The financial statements and transactions of the Company's foreign subsidiaries are maintained in their functional currency and translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". Translation adjustments have been accumulated as a separate component of stockholders' equity.

  Other Income

     Other income in the accompanying Consolidated Statement of Operations for the year ended December 31, 1996 includes a pre-tax gain of $12.5 million
($8.1 million after-tax) on the sale of certain assets held for sale, including the sale of substantially all of the assets of the Company's principal water supply subsidiary Jamaica Water Supply Company ("JWS"). JWS and the Company's other water supply subsidiary, Sea Cliff Water Company ("Sea Cliff"), are referred to hereafter as the "Water Companies."

  Income Taxes

     The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires an asset and liability approach which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized.

                               EMCOR GROUP, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  Foreign Exchange Contracts

     Gains and losses on contracts designated as hedges of net investments in foreign subsidiaries are recognized in the Consolidated Statements of Stockholders' Equity and Comprehensive Income as a component of Accumulated other comprehensive income.

     As of December 31, 1998, the Company had one forward contract that is designated as, and is effective as, an economic hedge of a net investment in a foreign entity. The amount of this forward contract is not material to the Consolidated Financial Statements.

  Valuation of Stock Option Grants

     The Company accounts for its stock option plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). See
Note I for pro forma information relating to treatment of the Company's stock option plans under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133" or the "Statement"), which establishes accounting and reporting standards requiring derivative instruments, as defined, to be measured in the financial statements at fair value. The Statement also requires that changes in the derivatives' fair value be recognized currently in earnings unless certain accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. The Company currently has one forward exchange contract which is designated as a hedge against intercompany loans to the Company's U.K. subsidiary. The Company does not expect the provisions of SFAS 133 to have a significant effect on the current forward exchange contract or on the financial condition or results of operations of the Company.

NOTE C--ACQUISITIONS OF BUSINESSES

     During 1998, the Company acquired ten businesses for an aggregate purchase price of $36.8 million, $28.5 million of which was paid in cash, and $8.3 million was paid in notes made by the Company. These acquisitions were accounted for by the purchase method, and the purchase price has been allocated to the assets acquired and liabilities assumed, based upon the estimated fair values at the dates of acquisition. Goodwill, representing the excess purchase price over the fair value of amounts assigned to the net tangible assets acquired, was $21.8 million for all 1998 acquisitions and will be amortized over 15 years. Amortization expense for the year ended December 31, 1998 was $0.7 million. The Company recorded Goodwill of approximately $1.0 million in 1997 and an additional $0.5 million in 1998, for an acquisition in the fourth quarter of 1997. The pro forma effect on the Company's net income and earnings per share for 1998 and 1997 is not material.

                               EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE D--EARNINGS PER SHARE

     The following tables summarize the Company's calculation of Basic and Diluted Earnings per Share ("EPS") for the years ended December 31, 1998, 1997 and 1996:

                                                                   INCOME          SHARES        PER SHARE
1998                                                             (NUMERATOR)    (DENOMINATOR)    AMOUNT
--------------------------------------------------------------   -----------    -------------    ---------
BASIC EPS
Income before extraordinary item available to common
  stockholders................................................   $17,092,000      10,232,527       $1.67
                                                                                                   -----
                                                                                                   -----
EFFECT OF DILUTIVE SECURITIES
Convertible Subordinated Notes including assumed interest
  savings.....................................................     2,785,000       2,952,672
Options.......................................................            --         215,531
Warrants......................................................            --         228,995
                                                                 -----------     -----------
DILUTED EPS...................................................   $19,877,000      13,629,725       $1.46
                                                                 -----------     -----------       -----
                                                                 -----------     -----------       -----

                                                                    INCOME          SHARES        PER SHARE
1997                                                              (NUMERATOR)    (DENOMINATOR)    AMOUNT
---------------------------------------------------------------   -----------    -------------    ---------
BASIC EPS
Income before extraordinary item available to common
  stockholders.................................................   $ 8,581,000       9,547,869       $0.90
                                                                                                    -----
                                                                                                    -----
EFFECT OF DILUTIVE SECURITIES
  Options......................................................            --         305,336
  Warrants.....................................................            --         321,690
                                                                  -----------     -----------
DILUTED EPS....................................................   $ 8,581,000      10,174,895       $0.84
                                                                  -----------     -----------       -----
                                                                  -----------     -----------       -----

                                                                    INCOME          SHARES        PER SHARE
1996                                                              (NUMERATOR)    (DENOMINATOR)    AMOUNT
---------------------------------------------------------------   -----------    -------------    ---------
BASIC EPS
Income before extraordinary item available to common
  stockholders.................................................   $ 9,437,000       9,479,817       $1.00
                                                                                                    -----
                                                                                                    -----
EFFECT OF DILUTIVE SECURITIES
  Options......................................................            --         276,960
  Warrants.....................................................            --          54,226
                                                                  -----------     -----------
DILUTED EPS....................................................   $ 9,437,000       9,811,003       $0.96
                                                                  -----------     -----------       -----
                                                                  -----------     -----------       -----

     The number of the Company's warrants and options granted, which were excluded from the computation of Diluted EPS for the years ended December 31, 1998, 1997 and 1996 because they would be antidilutive, is as follows:

                                                                 1998       1997       1996
                                                                -------    -------    -------
Series Y.....................................................        --         --    605,000
Options......................................................   306,785         --     33,000
                                                                -------    -------    -------
Total........................................................   306,785         --    638,000
                                                                -------    -------    -------
                                                                -------    -------    -------

                               EMCOR GROUP, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE E--CURRENT DEBT

  1998 Credit Facility

     On December 22, 1998 the Company and certain of its subsidiaries amended the June 19, 1996 credit agreement with Harris Trust and Savings Bank ("Harris") providing the Company with a working capital credit facility (the "1998 Credit Facility") for borrowings of up to $150.0 million. The 1998 Credit Facility, which has an expiration date of June 30, 2002, is guaranteed by certain direct and indirect subsidiaries of the Company. It is secured by substantially all of the assets of the Company and those subsidiaries and it provides for borrowing capacity available in the form of revolving loans ("Revolving Loans") and/or letters of credit ("LCs"). The Revolving Loans bear interest at a rate which is the prime commercial lending rate announced by Harris from time to time (7.75% at December 31, 1998) plus 0% to 0.5%, based on certain financial tests, for Domestic Rate Loans, as defined. Eurodollar Loans, as defined, bear interest at a variable rate which is LIBOR as published from time to time (5.08% at December 31, 1998) plus 1.25% to 2.0% based on certain financial tests. The interest rates for Domestic Rate Loans and Eurodollar Loans, as defined, at December 31, 1998 were 7.75% and 6.58%, respectively. LC fees ranging from 0.5% to 2.0% are charged based on type of LC issued and certain financial tests.

     As of December 31, 1998, the Company had approximately $30.2 million of LCs and no Revolving Loans outstanding under the 1998 Credit Facility.

  1996 Credit Facility

     On June 19, 1996, the Company and its subsidiary Dyn Specialty Contracting Inc. ("Dyn") entered into a credit agreement with Harris providing the Company with a working capital credit facility for borrowings up to $100.0 million for a three-year period (the "1996 Credit Facility"). The 1996 Credit Facility, as amended, which was guaranteed by certain direct and indirect subsidiaries of the Company and was secured by substantially all of the assets of the Company and those subsidiaries, provided for borrowing capacity available in the form of Revolving Loans and/or LCs. The Revolving Loans bore interest at a variable rate, which was the prime commercial lending rate announced by Harris from time to time (8.5% at December 31, 1997) plus 1.0% to 2.0% based on certain financial tests. The interest rate on the Revolving Loans was 9.5% at December 31, 1997. LC fees ranging from 1.50% to 3.25% were charged based on the type of LC issued. As of December 31, 1997, the Company had approximately $25.7 million of LCs and approximately $9.5 million of Revolving Loans outstanding under the 1996 Credit Facility which are classified as Current Liabilities under the caption "Borrowings under working capital credit lines" in the accompanying Consolidated Balance Sheets.

  MES and Dyn Credit Agreements

     On December 14, 1994, the Company and certain of its subsidiaries entered into two credit agreements (the "1994 Credit Agreements") with Belmont Capital Partners II, L.P. ("Belmont"), certain directors of the Company and/or their affiliates and other lenders (the "Lenders") providing the Company and its subsidiaries MES Holdings Corporation ("MES") and certain of its other subsidiaries with working capital facilities of up to an aggregate amount of $45.0 million. The loans bore interest on the principal amount thereof at the rate of 15.0% per annum.

     Borrowings outstanding under the 1994 Credit Agreements were repaid in June 1996 from proceeds received by the Company from the sale of the Water Companies and from borrowings under the 1996 Credit Facility at which time the 1994 Credit Agreements were terminated.

                               EMCOR GROUP, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE E--CURRENT DEBT--(CONTINUED)

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

  Foreign Borrowings

     In October 1997, the Company's Canadian subsidiary, Comstock Canada Ltd., renewed a credit agreement with a bank providing for an overdraft facility of up to Cdn. $0.5 million. The facility is secured by a standby letter of credit and provides for interest at the bank's prime rate (6.75% at December 31, 1998). There were no borrowings outstanding under this facility at December 31, 1998 and 1997. The Canadian subsidiary may utilize the Company's revolving credit facility for any future working capital requirements.

NOTE F--LONG-TERM DEBT

     Long-term debt in the accompanying Consolidated Balance Sheets consist of the following amounts as of December 31, 1998 and 1997 (in thousands):

                                                                                                1998       1997
                                                                                              --------    -------
Convertible Subordinated Notes at 5.75% due 2005...........................................   $115,000         --
Series C Notes, outstanding face value of approximately $61.9 million, at 11.0% discounted
  to a 14% effective rate, due 2001........................................................         --    $56,290
Supplemental SellCo Note, outstanding face value of approximately $5.5 million at 8.0%,
  discounted to a 14.0% effective rate, due 2004...........................................         --      4,733
Notes Payable at 6.0%, $1.0 million due 1999, $1.15 million due 2000.......................      2,150         --
Note Payable, due 1999.....................................................................      6,164         --
Capitalized Lease Obligations at weighted average interest rates from 1.9% to 12.0%,
  payable in varying amounts through 2002..................................................        837      1,482
Other, at weighted average interest rates of approximately 9.6%, payable in varying amounts
  through 2012.............................................................................      1,086      1,634
                                                                                              --------    -------
                                                                                               125,237     64,139
  Less: current maturities.................................................................     (7,963)      (927)
                                                                                              --------    -------
                                                                                              $117,274    $63,212
                                                                                              --------    -------
                                                                                              --------    -------

  Convertible Subordinated Notes

     On March 18, 1998, the Company sold, pursuant to an underwritten public offering, $100.0 million principal amount of 5.75% Convertible Subordinated Notes ("Subordinated Notes"). On March 24, 1998, the underwriter of the Subordinated Notes offering exercised in full its over-allotment option to purchase an additional $15.0 million of Subordinated Notes, and accordingly, Subordinated Notes in the additional principal amount of $15.0 million were issued. The Subordinated Notes will mature on April 2005 and are general, unsecured obligations of the Company, subordinated in right to all existing and future Senior Indebtedness (as defined in the indenture pursuant to which Subordinated Notes were issued (the "Subordinated Indenture") of the Company.

                               EMCOR GROUP, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE F--LONG-TERM DEBT--(CONTINUED)

     The Subordinated Indenture does not contain any financial covenants or any restrictions on the payment of dividends, the repurchase of securities of the Company or the incurrence of Indebtedness (as defined in the Subordinated Indenture) or Senior Indebtedness. Holders of the Subordinated Notes have the right at any time to convert the Subordinated Notes into Common Stock of the Company at conversion price of $27.34 per share.

  Series C Notes

     On December 15, 1994 the Company issued approximately $62.8 million principal amount of Series C Notes. Interest on the Series C Notes was payable semiannually through June 15, 1996 by the issuance of additional Series C Notes and was thereafter payable quarterly in cash until redemption. The Series C Notes were unsecured indebtedness of the Company and were subordinate to indebtedness under the Company's 1996 Credit Facility. The Series C Notes have been recorded at a discount to their face amount to yield an estimated effective interest rate of 14.0%.

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

     On March 18, 1998, the Company called for redemption of approximately $61.9 million principal amount of Series C Notes and irrevocably funded such amounts, together with a redemption premium, with the trustee of the Series C Notes. In accordance with the Indenture governing the Series C Notes, the redemption price of the Series C Notes was 104% of the principal amount redeemed. Accordingly, the Company recorded an extraordinary loss of $4.8 million net of income taxes related to the early retirement of debt. The extraordinary loss consisted primarily of the write-off of the associated debt discount plus the redemption premium and costs associated with the redemption, net of income tax benefits.

  Supplemental SellCo Note

     On December 15, 1994, the Company issued to its wholly-owned subsidiary SellCo Corporation ("SellCo") its 8.0% promissory note in the principal amount of approximately $5.5 million (the "Supplemental SellCo Note"). The Supplemental Sellco Note provided that it matured on the earlier of (i) December 15, 2004 or
(ii) one day prior to the date on which the SellCo Notes (hereafter defined) are deemed canceled. The Supplemental SellCo Note was recorded at a discount to its face amount to yield an estimated effective interest rate of 14.0%.

     The Company prepaid in full, including accrued interest thereon, the Supplemental SellCo Note during June 1998.

  SellCo Notes

     On December 15, 1994, SellCo issued approximately $48.1 million principal amount of 12.0% Subordinated Contingent Payments Notes, due 2004, (the "SellCo Notes"). Interest is payable semiannually in additional SellCo Notes. Net Cash Proceeds (as defined in the Indenture pursuant to which the SellCo Notes were issued) from the sales of stock or assets of SellCo subsidiaries are to be used to redeem SellCo Notes. The SellCo Notes are not obligations of EMCOR and accordingly are not included in the accompanying Consolidated Balance

                               EMCOR GROUP, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE F--LONG-TERM DEBT--(CONTINUED)

Sheets as of December 31, 1998 and 1997. In May 1996, the Company completed the sale of substantially all of the assets of its subsidiary JWS to the City of New York and the Water Authority of Western Nassau County. In May 1996, the Company also completed the sale of the stock of its subsidiary Sea Cliff to a subsidiary of Aquarion Company. Approximately $2.1 and $0.7 million of the proceeds from the sale of the stock of Sea Cliff and the sale of assets of JWS, respectively, were used to redeem, in part, the SellCo Notes during August 1996. On
February 28, 1997, the Company redeemed approximately $6.6 million of SellCo Notes with proceeds from the sale of assets of JWS which monies had been retained pending disposition of the lawsuit brought by certain holders of Warrants of Participation that had been issued by the Company prior to its Chapter 11 proceedings. On June 22, 1998, the Company redeemed approximately $9.1 million of SellCo Notes with proceeds from the prepayment by EMCOR of the Supplemental SellCo Note (approximately $7.2 million) as well as proceeds from the previously reported sales that were either held in escrow or received pursuant to deferred payment arrangements. As the liabilities of JWS are finally determined, JWS' various contingent liabilities are resolved, funds held in escrow under the sales agreement (the "Sales Agreement") for the sale of assets of JWS are released, and post closing adjustments under the Sales Agreement are agreed upon, additional amounts of the sales proceeds may become available, from time to time, for additional redemptions of the SellCo Notes. The SellCo Notes mature on December 15, 2004 if not deemed canceled at an earlier date as discussed above under Supplemental SellCo Note.

  Notes Payable for Acquisitions

     In 1998, the Company issued notes in connection with the acquisition of two companies. One note, issued in August 1998, requires a principal payment of $1.0 million in August 1999 and $1.15 million in August 2000; interest is payable together with each principal payment. The other note, issued in the principal amount of $6.2 million in December 1998 was paid in January 1999.

  Other Long-Term Debt

     Other long-term debt consists primarily of loans for real estate, office equipment, automobiles and building improvements. As of December 31, 1998 and 1997, respectively, other long-term debt, excluding current maturities, totaling $1.1 million and $1.6 million was owed by certain of the Company's subsidiaries. The aggregate amount of other long-term debt maturing during the next five years is approximately: $0.2 million in 1999, $0.2 million in 2000, $0.1 million in 2001, $0.05 million in each of 2002 and 2003, and $0.5 million thereafter.

NOTE G--INCOME TAXES

     The Company files a consolidated federal income tax return including all its U.S. subsidiaries. At December 31, 1998, the Company had net operating loss carryforwards ("NOLs") for U.S. income tax purposes of approximately
$150.0 million, which expire in the years 2007 through 2012. The NOLs are subject to review by the Internal Revenue Service. Future changes in ownership of the Company, as defined by Section 382 of the Internal Revenue Code, could limit the amount of NOLs available for use in any one year.

     The Company adopted Fresh-Start Accounting in connection with the Company's reorganization in December, 1994. As a result, the tax benefit of any net operating loss carryforwards or net deductible temporary differences which existed as of December 15, 1994 will result in a charge to the tax provision (provision in lieu of income taxes) and be allocated to reorganization value in excess of amounts allocable to identifiable assets established in connection with the Company's emergence from bankruptcy and to capital surplus. For the year ended December 31, 1996 the Company allocated approximately $4.5 million of its tax provision to

                               EMCOR GROUP, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE G--INCOME TAXES--(CONTINUED)

reorganization value in excess of amounts allocable to identifiable assets thereby reducing this balance to zero. The remaining utilization of NOLs and other deferred tax assets, approximately $8.2 million and $5.6 million for the years ended December 31, 1998 and 1997, respectively, have been applied to capital surplus for the years then ended.

     The income tax provision in the accompanying Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996 consists of (in thousands):

                                                                              1998       1997      1996
                                                                             -------    ------    ------
Current:
  Federal.................................................................   $ 8,860    $5,508    $6,068
  State and local.........................................................     1,628     1,055       760
  Foreign.................................................................     2,161     1,418       703
                                                                             -------    ------    ------
                                                                              12,649     7,981     7,531
Deferred:
  Foreign.................................................................        --    (1,100)       --
                                                                             -------    ------    ------
                                                                             $12,649    $6,881    $7,531
                                                                             -------    ------    ------
                                                                             -------    ------    ------

     Factors accounting for the variation from U.S. statutory income tax rates relating to continuing operations for the years ended December 31, 1998, 1997 and 1996 are as follows (in thousands):

                                                                              1998       1997      1996
                                                                             -------    ------    ------
Federal income taxes at the statutory rate................................   $10,409    $5,412    $5,939
State and local income taxes, net of federal tax benefits.................     1,058       686       494
Foreign income taxes......................................................     1,247     1,630     1,094
Other.....................................................................       (65)     (847)        4
                                                                             -------    ------    ------
                                                                             $12,649    $6,881    $7,531
                                                                             -------    ------    ------
                                                                             -------    ------    ------

     The components of the net deferred income tax asset included in "Other Assets" in the accompanying Consolidated Balance Sheets for the years ended December 31, 1998 and 1997 are as follows (in thousands):

                                                                            1998        1997
                                                                          --------    --------
Deferred tax assets:
Net operating loss carryforward........................................   $ 57,998    $ 63,241
Excess of amounts expensed for financial statement purposes over
  amounts deducted for income tax purposes.............................     30,177      29,975
Other..................................................................      2,899       2,899
                                                                          --------    --------
Total deferred tax asset...............................................     91,074      96,115
                                                                          --------    --------
Deferred tax liabilities:
Costs capitalized for financial statement purposes and deducted for
  income tax purposes..................................................     17,823      17,799
                                                                          --------    --------
Total deferred tax liability...........................................     17,823      17,799
                                                                          --------    --------
Net deferred tax asset before valuation allowance......................     73,251      78,316
Valuation allowance for net deferred tax asset.........................    (72,151)    (77,216)
                                                                          --------    --------
Net deferred tax asset.................................................   $  1,100    $  1,100
                                                                          --------    --------
                                                                          --------    --------

                               EMCOR GROUP, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE G--INCOME TAXES--(CONTINUED)

     Income (loss) before income taxes and extraordinary items for the years ended December 31, 1998, 1997 and 1996 consists of the following (in thousands):

                                                                            1998       1997       1996
                                                                           -------    -------    -------
United States...........................................................   $27,130    $19,207    $18,086
Foreign.................................................................     2,611     (3,745)    (1,118)
                                                                           -------    -------    -------
                                                                           $29,741    $15,462    $16,968
                                                                           -------    -------    -------
                                                                           -------    -------    -------

NOTE H--COMMON STOCK

     On March 18, 1998, the Company sold, pursuant to an underwritten public offering, 1,100,000 of its Common Stock at a price of $21.875 per share. The proceeds of the offering, together with the proceeds of the Subordinated Notes public offering, will be used for general corporate purposes and possible acquisitions. Following the public offerings, proceeds were used to repay the Company's Series C Notes, the Company's Supplemental SellCo Note and the Company's working capital credit facility.

     As part of a program previously authorized by the Board of Directors, the Company purchased 957,900 shares of its Common Stock during the third and fourth quarters of 1998. The aggregate amount of $14.0 million paid for those shares has been classified as "Treasury Stock, at Cost" in the Consolidated Balance Sheet at December 31, 1998.

NOTE I--STOCK OPTIONS AND WARRANTS

1994 MANAGEMENT STOCK OPTION PLAN

     On December 15, 1994, the Company adopted a Management Stock Option Plan (the "1994 Plan"), which was approved by the stockholders of the Company.

     The aggregate number of shares of Common Stock that may be issued pursuant to options under the 1994 Plan may not exceed 1,000,000 shares. The maximum number of shares which may be the subject of options granted to any individual in any calendar year may not exceed 500,000 shares. Options may be granted by the Compensation Committee (the "Committee") of the Board of Directors to eligible employees as incentive stock options or as non- qualified stock options. The exercise price of an incentive stock option and a non-qualified stock option must be at least equal to the fair market value of the Common Stock on the date of grant.

     Such Options may not be exercised more than ten years after the date of grant. Options may be exercisable at such rate and times as may be fixed by the Committee on the date of grant; however, the rate at which the Option first becomes exercisable may not be more rapid than 33 1/3% on each of the first, second and third anniversaries, unless the Committee otherwise determines at the time of grant of such Option.

1995 NON-EMPLOYEE DIRECTORS' NON-QUALIFIED STOCK OPTION PLAN

     On March 20, 1995, the Company adopted the 1995 Non-Employee Directors' Non-Qualified Stock Option Plan (the "1995 Plan"), which was approved by the stockholders of the Company.

     The 1995 Plan provides for automatic grants of non-qualified stock options to directors of the Company who are not also employees of the Company or a subsidiary of the Company. Pursuant to the 1995 Plan, each non-employee director on March 20, 1995 was granted an option to purchase 7,500 shares of Common Stock at an exercise price of $5.13 per share. Under the 1995 Plan, each person who is elected to serve as a non-employee director after March 20, 1995 (including those persons who were non-employee directors on March 20, 1995) is to be granted an option during each calendar year (beginning with 1995) to purchase 3,000 shares of Common Stock. Accordingly on June 14, 1996, June 20, 1997 and June 19, 1998 each non-employee director was granted an option to purchase 3,000 shares of Common Stock at an exercise price of $17.12, $16.31 and $19.63 per share, respectively.

                               EMCOR GROUP, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE I--STOCK OPTIONS AND WARRANTS--(CONTINUED)

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

1997 NON-EMPLOYEE DIRECTORS' NON QUALIFIED STOCK OPTION PLAN

     On December 17, 1997, the Board of Directors adopted the 1997 Non-employee Directors' Non-Qualified Stock Option Plan (the "1997 Directors' Stock Option Plan"), which was approved by stockholders of the Company.

     The 1997 Directors' Stock Option Plan provides, generally, that each non-employee director (a "Director") may elect prior to the first day of each calendar year, commencing with the 1998 calendar year, to receive one-third or two-thirds (each, a "Portion") or all of his annual retainer in the form of options to purchase shares of the Company's Common Stock. The number of options to be issued in respect of a Director's annual retainer for a calendar year shall be determined by dividing the amount of the annual cash retainer to be converted into options by the value on the Issue Date (as hereafter defined) of an option to purchase one share. If a Director elects to receive options in lieu of all or a Portion of his annual cash retainer for a calendar year, the Company shall also issue to that Director like options for an additional number of shares equal to the product of 0.5 times the amount of options otherwise issued to him as a result of such election.

     The per share exercise price of an option granted under the 1997 Directors' Stock Option Plan in respect of a calendar year is equal to the fair market value of a share of Common Stock (a) on the first business day of such calendar year with respect to options issued to individuals who are serving as Directors on such date and (b) on the date of election to the Board of Directors of an individual who is not a Director as of the first day of a calendar year but who becomes a Director during the course of such calendar year ("New Director") with respect to options issued to him (each such date, an "Issue Date"). No option may be exercised more than five years after the date of issuance.

     The aggregate number of shares of Common Stock that may be issued pursuant to options under the 1997 Directors' Option Plan may not exceed 300,000.

     Options to purchase 30,370 shares at $20.00 were granted in January 1998, and options to purchase an additional 5,415 shares were granted in June 1998 at $19.63 per share pursuant to the 1997 Directors' Stock Option Plan.

1997 STOCK PLAN FOR DIRECTORS

     On December 17, 1997, the Board of Directors adopted the 1997 Stock Plan for Directors (the "1997 Directors' Stock Plan"), which was approved by stockholders of the Company.

     The 1997 Directors' Stock Plan provides, generally, that each Director may elect prior to the first day of each calendar year, commencing with 1998, to receive one-third or two-thirds (each, a "Portion") or all of his annual retainer in the form of Deferred Stock Units in respect of which shares of the Company's Common Stock will be issued. The number of Deferred Stock Units to be issued in respect of a Director's annual retainer for a calendar year, generally, is to be determined by dividing the amount of the annual cash retainer to be converted into Deferred Stock Units, by the fair market value of a share of Common Stock as of the close of business on the first business day of the applicable calendar year. In addition, if a Director elects to receive Deferred Stock Units in lieu of all or a Portion of his annual cash retainer for a calendar year the Company shall also issue to that Director additional Deferred Stock Units equal to the product of 0.2 times the amount of the Deferred Stock Units otherwise issued to him as a result of such election.

                               EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE I--STOCK OPTIONS AND WARRANTS--(CONTINUED)

     The following table summarizes the Company's stock option activity since December 31, 1995.

                                                                                 1997 DIRECTORS'
                                                                                      STOCK        1997 DIRECTORS'
                                             1994 PLAN           1995 PLAN         OPTION PLAN        STOCK PLAN
                                        -------------------  ------------------  ----------------  ----------------
                                                   WEIGHTED            WEIGHTED          WEIGHTED          WEIGHTED
                                                   AVERAGE             AVERAGE           AVERAGE           AVERAGE
                                         SHARES     PRICE    SHARES     PRICE    SHARES   PRICE    SHARES   PRICE
                                        --------   --------  -------   --------  ------  --------  ------  --------
Balance December 31, 1995..............  715,000   $  5.10    63,000    $ 6.34       --       --      --        --
  Granted..............................   15,000   $ 14.90    18,000    $17.13       --       --      --        --
  Forfeited............................  (40,334)  $  5.13        --        --       --       --      --        --
  Exercised............................  (61,430)  $  5.13   (28,500)   $ 6.02       --       --      --        --
                                        --------             -------             ------            ------
Balance December 31, 1996..............  628,236   $  5.33    52,500    $10.21       --       --      --        --
  Granted..............................  366,000   $ 19.82    18,000    $16.31       --       --      --        --
  Forfeited............................   (2,668)  $  5.13        --        --       --       --      --        --
  Exercised............................  (73,191)  $  5.13    (3,000)   $17.13       --       --      --        --
                                        --------             -------             ------            ------
Balance December 31, 1997..............  918,377   $ 11.12    67,500    $11.53       --       --      --        --
  Granted..............................   90,000   $ 20.06    18,000    $19.63   35,785   $19.94   1,800    $20.00
  Forfeited............................ (205,000)  $ 19.73        --        --       --       --      --        --
  Exercised............................  (81,676)  $  5.29        --        --       --       --      --        --
                                        --------             -------             ------            ------
Balance December 31, 1998..............  721,701   $ 10.44    85,500    $13.24   35,785   $19.94   1,800    $20.00
                                        --------             -------             ------            ------
                                        --------             -------             ------            ------

     At December 31, 1998, 1997 and 1996, approximately 642,000, 386,000 and
208,000 options were exercisable, respectively. The weighted average exercise price of exercisable options at December 31, 1998, 1997 and 1996 was approximately $8.43, $6.46 and $6.33, respectively.

     The following table summarizes information about the Company's stock options at December 31, 1998:

                                      OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                      ----------------------------------------------------     -------------------------------
     RANGE OF                     WEIGHTED-AVERAGE        WEIGHTED-AVERAGE                 WEIGHTED-AVERAGE
 EXERCISE PRICES      NUMBER      REMAINING LIFE          EXERCISE PRICE       NUMBER      EXERCISE PRICE
------------------    -------     -------------------     ----------------     -------     -------------------
    1994 PLAN
   $4.75-$5.13        443,367          6.3 Years               $ 4.96          443,367           $  4.96
   $9.63-$14.31        20,334          7.3 Years               $11.50           17,001           $ 10.97
  $14.93-$20.38       258,000          8.9 Years               $19.77           59,000           $ 19.48
                      -------                                                  -------
                      721,701                                                  519,368
                      -------                                                  -------
                      -------                                                  -------
    1995 PLAN
      $5.13            22,500          6.2 Years               $ 5.13           22,500           $  5.13
      $9.38            12,000          6.9 Years               $ 9.38           12,000           $  9.38
  $16.31-$19.63        51,000          8.6 Years               $17.72           51,000           $ 17.72
                      -------                                                  -------
                       85,500                                                   85,500
                      -------                                                  -------
                      -------                                                  -------
 1997 DIRECTORS'
STOCK OPTION PLAN
  $19.63-$20.00        35,785          4.1 Years               $19.94           35,785           $ 19.94
                      -------                                                  -------
                      -------                                                  -------
 1997 DIRECTORS'
    STOCK PLAN
      $20.00            1,800          4.0 Years               $20.00            1,800           $ 20.00
                      -------                                                  -------
                      -------                                                  -------

                                       39

                               EMCOR GROUP, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE I--STOCK OPTIONS AND WARRANTS--(CONTINUED)

     The weighted average fair value of options granted during 1998, 1997 and 1996 were $15.18, $14.67 and $10.10, respectively.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996: risk-free interest rates of 4.6% to 5.7% representing the risk-free interest rate at the date of grant; expected dividend yields of zero percent; expected lives of 4.0 to 6.5 years; and expected volatility of 56.53% for options granted prior to December 31, 1996, and 87.3% and 79.8% for options granted during 1998 and 1997, respectively.

     The Company applies APB 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the accompanying Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996 for options granted during those years. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income, Basic EPS and Diluted EPS would have been reduced from the following as reported amounts to the following pro forma amounts (in thousands):

                                                          1998       1997      1996
                                                         -------    ------    ------
Net Income:
  As Reported.........................................   $12,315    $7,577    $9,437
  Pro Forma...........................................   $10,176    $6,842    $8,840
Basic EPS:
  As Reported.........................................   $  1.20    $ 0.79    $ 1.00
  Pro Forma...........................................   $  0.99    $ 0.72    $ 0.93
Diluted EPS:
  As Reported.........................................   $  1.11    $ 0.74    $ 0.96
  Pro Forma...........................................   $  0.75    $ 0.67    $ 0.90

  Warrants

     On December 15, 1994, the Company issued to the holders of $7,040,000 principal amount of its pre-petition 7.75% Convertible Subordinated
Debentures and $9,600,000 principal amount of its pre-petition 12.0% Subordinated Notes, their pro rata share of each of two series of five-year Warrants to purchase shares of Common Stock, namely Series X Warrants and Series Y Warrants, with an exercise price of $12.55 per share and $17.55 per share, respectively. In addition, the Company issued to pre-petition holders of other contingent and statutory subordinate claims and to holders of EMCOR's pre-petition common stock, preferred stock and Warrants of Participation, as well as to the plaintiffs in a stockholder class action lawsuit, their pro rata share of 250,000 Series Z Warrants to purchase shares of Common Stock, which Series Z Warrants had an exercise price of $50.00 per share. The Series X and Y Warrants expire on December 15, 1999. The Series Z Warrants expired on December 15, 1996.

     In addition to the warrants issued above, approximately 28,000 Series X Warrants, 28,000 Series Y Warrants and 12,000 Series Z Warrants were issued to Belmont Capital Partners II, L. P. as a portion of additional interest under a debtor-in-possession credit facility.

     If the Company's Common Stock trades at $30.46 per share for ten of the preceding fifteen trading days, the Company may accelerate the expiration date of the Warrants to a date 15 days after notice to such Warrant holders.

     As of December 31, 1998 and 1997, there were 605,000 Series X Warrants and 605,000 Series Y Warrants issued and outstanding at each date, respectively.

                               EMCOR GROUP, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE J--RETIREMENT PLANS

     The Company's United Kingdom subsidiary has a defined benefit pension plan covering substantially all eligible employees. The benefits under the plan are based on wages and years of service with the subsidiary. The Company's policy is to fund the minimum amount required by law.

     The change in benefit obligation and plan assets for the years ended December 31, 1998, 1997 and 1996 consists of the following components (in thousands):

                                                                                      1998       1997
                                                                                     -------    -------
CHANGE IN PENSION BENEFIT OBLIGATION
Benefit obligation at beginning of year...........................................   $62,597    $57,599
Service cost......................................................................     4,994      4,224
Interest cost.....................................................................     5,554      4,828
Changes in actuarial assumptions..................................................    16,679        443
Benefits paid.....................................................................    (2,870)    (2,708)
Foreign currency exchange rate changes............................................       620     (1,789)
                                                                                     -------    -------
Benefit obligation at end of year.................................................    87,574     62,597
                                                                                     -------    -------
CHANGE IN PENSION PLAN ASSETS
Fair value of plan assets at beginning of year....................................    69,078     58,991
Actual return on plan assets......................................................     9,666      9,750
Employer contributions............................................................     3,763      3,019
Plan participants' contributions..................................................     2,107      1,899
Benefits paid.....................................................................    (2,870)    (2,708)
Foreign currency exchange rate changes............................................       684     (1,873)
                                                                                     -------    -------
Fair values of plan assets at end of year.........................................    82,428     69,078
                                                                                     -------    -------
Funded status.....................................................................    (5,146)     6,481
Unrecognized transition amount....................................................      (480)      (558)
Unrecognized prior service cost...................................................       615        687
Unrecognized losses/(gains).......................................................     3,671     (8,378)
                                                                                     -------    -------
Net amount recognized.............................................................   $(1,340)   $(1,768)
                                                                                     -------    -------
                                                                                     -------    -------
AMOUNTS RECOGNIZED IN THE CONSOLIDATED FINANCIAL STATEMENTS
Employer contributions............................................................   $ 3,763    $ 3,019
Net periodic pension benefit cost.................................................    (3,318)    (3,290)
Accrued pension cost brought forward..............................................    (1,768)    (1,484)
Foreign currency exchange rate changes............................................       (17)       (13)
                                                                                     -------    -------
Net amount recognized as accrued pension liability................................   $(1,340)   $(1,768)
                                                                                     -------    -------
                                                                                     -------    -------

                              EMCOR GROUP, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE J--RETIREMENT PLANS--(CONTINUED)

     The assumptions used as of December 31, 1998, 1997 and 1996 in determining pension cost and liability shown above were as follows:

                                                         1998      1997       1996
                                                        ------    ------    --------
Discount rate........................................     6.0%      8.5%        8.5%
Annual rate of salary provisions.....................     6.5%      6.5%        6.5%
Annual rate of return on plan assets.................    10.0%     10.0%       10.0%

     For measurement purposes, a 5.0% annual rate of increase in the per capita cost of covered pension benefits was assumed for 1998. The rate is assumed to decrease to 2.5% annually beginning in 1999 and remain level thereafter.

     The components of net periodic pension benefit cost for the years ended December 31, 1998, 1997 and 1996 were as follows (in thousands):

                                                        1998       1997       1996
                                                       -------    -------    -------
Service cost........................................   $ 4,994    $ 4,224    $ 4,222
Interest cost.......................................     5,554      4,828      4,295
Expected return on plan assets......................    (9,666)    (9,750)    (6,264)
Net amortization of prior service cost and actuarial
  (gain)/loss.......................................     2,436      3,988      1,254
                                                       -------    -------    -------
Net periodic pension benefit cost...................   $ 3,318    $ 3,290    $ 3,507
                                                       -------    -------    -------
                                                       -------    -------    -------

     The Company contributes to various union pension funds and based upon wages paid to union employees of the Company. Such contributions approximated
$57.4 million, $50.8 million and $41.1 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     The Company has a defined contribution retirement plan that covers its U.S. non-union eligible employees. Contributions to this plan are based on a percentage of the employee's base compensation. The expense recognized for the years ended December 31, 1998, 1997 and 1996, for the defined contribution plan was $1.9 million, $2.6 million and $2.1 million, respectively.

NOTE K--COMMITMENTS AND CONTINGENCIES

     The Company and its subsidiaries lease land, buildings and equipment under various leases. The leases frequently include renewal options and require the Company to pay for utilities, taxes, insurance and maintenance expenses.

                               EMCOR GROUP, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE K--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

     Future minimum payments, by year and in the aggregate, under capital leases, non-cancelable operating leases and related sub-leases with initial or remaining terms of one or more years at December 31, 1998 are as follows (in thousands):

                                                                  CAPITAL    OPERATING
                                                                   LEASE      LEASE
                                                                  -------    ---------
1999...........................................................   $   519     $16,476
2000...........................................................       299      13,391
2001...........................................................        83       8,501
2002...........................................................        15       6,649
2003...........................................................        --       4,485
Thereafter.....................................................        --       9,378
                                                                  -------     -------
Total minimum lease payment....................................       916     $58,880
                                                                              -------
                                                                              -------
Amounts representing interest..................................        79
                                                                  -------
Present value of net minimum lease payments....................   $   837
                                                                  -------
                                                                  -------

     Rent expense for the years ended December 31, 1998, 1997 and 1996 was $18.9 million, $20.5 million and $17.5 million, respectively. Rent expense for the years ended December 31, 1998, 1997 and 1996 includes sub-lease rentals of $0.1 million, $2.3 million and $2.4 million, respectively.

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

NOTE L--INSURANCE RESERVES

     The Company's insurance liability is determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. The present value of such claims was determined at December 31, 1998 and 1997 using a 4.0% discount rate. The estimated current portion of the insurance liability was approximately $6.2 million and $5.1 million at December 31, 1998 and 1997, respectively. Such amounts are included in "Other accrued expenses and liabilities" in the accompanying Consolidated Balance Sheets. The non-current portion of the insurance liability was approximately $27.2 million and $24.8 million at December 31, 1998 and 1997, respectively. Such amounts are included in "Other Long-Term Obligations". The undiscounted liability was approximately $37.5 million and $33.7 million at December 31, 1998 and 1997, respectively.

                               EMCOR GROUP, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE M--ADDITIONAL CASH FLOW INFORMATION

     The following presents information about cash paid for interest and income taxes for the years ended December 31, 1998, 1997, and 1996 (in thousands):

                                                       1998       1997       1996
                                                      -------    -------    -------
Cash paid during the year for:
  Interest.........................................   $10,849    $ 9,116    $ 7,624
  Income taxes.....................................   $ 1,480    $   521    $   168

NOTE N--SEGMENT INFORMATION

     The Company adopted SFAS 131, "Disclosures About Segments of on Enterprise and Related Information" ("SFAS 131") in 1998 which changed the way the Company reports information about its operating segments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates financial performance based on the operating income of the reportable business units.

     The Company has the following reportable segments pursuant to SFAS 131:
United States electrical construction and facilities services ("United States Electrical Business Units"), United States mechanical construction and facilities services ("United States Mechanical Business Units"), Canada construction and facilities services ("Canada Business Units") and United Kingdom construction and facilities services ("United Kingdom Business Units"). United States Other primarily represents those operations which principally provide consulting and maintenance services. Other International represents the Company's operations outside of the United States, Canada, and the United Kingdom, primarily in the Middle East and Asia-Pacific performing electrical construction, mechanical construction and facilities services ("Other International Business Units"). Inter-segment sales are not material for any of the periods presented. The Extraordinary items--loss on early extinguishment of debt, net of income taxes, of $4.8 million and $1.0 million for the years ended December 31, 1998 and 1997, respectively, are related to Corporate Administration of the Company.

     The following presents information about industry segments and geographic areas for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                                                              1998          1997          1996
                                                                           ----------    ----------    ----------
Revenues:
  United States Electrical Business Units...............................   $  888,594    $  744,996    $  731,853
  United States Mechanical Business Units...............................      599,616       577,590       399,196
  United States Other Business Units....................................       14,392         3,019           833
                                                                           ----------    ----------    ----------
  Total United States Operations........................................    1,502,602     1,325,605     1,131,882
  Canada Business Units.................................................      201,918       179,046       139,554
  United Kingdom Business Units.........................................      493,278       407,449       358,334
  Other International Business Units....................................       12,576        38,768        39,504
                                                                           ----------    ----------    ----------
  Total Worldwide Operations............................................   $2,210,374    $1,950,868    $1,669,274
                                                                           ----------    ----------    ----------
                                                                           ----------    ----------    ----------

                               EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE N--SEGMENT INFORMATION--(CONTINUED)

                                                                                   1998        1997        1996
                                                                                 --------    --------    --------
Operating income:
  United States Electrical Business Units.....................................   $ 36,315    $ 28,696    $ 28,649
  United States Mechanical Business Units.....................................     20,955      18,627       1,990
  United States Other Business Units..........................................     (4,783)     (2,103)         59
                                                                                 --------    --------    --------
  Total United States Operations..............................................     52,487      45,220      30,698
  Canada Operations Business Units............................................      5,000       4,174       1,517
  United Kingdom Operations Business Units....................................       (876)     (4,859)        902
  Other International Operations Business Units...............................     (1,260)     (1,129)     (1,814)
  Corporate Administration....................................................    (18,127)    (15,992)    (14,189)
                                                                                 --------    --------    --------
  Total Worldwide Operations..................................................     37,224      27,414      17,114

Other Corporate Items:
  Interest expense............................................................    (11,041)    (13,029)    (14,890)
  Interest income.............................................................      3,558       1,077       2,244
  Other income................................................................         --          --      12,500
                                                                                 --------    --------    --------
  Income before taxes and extraordinary items.................................   $ 29,741    $ 15,462    $ 16,968
                                                                                 --------    --------    --------
                                                                                 --------    --------    --------
Capital expenditures:
  United States Electrical Business Units.....................................   $  2,928    $  2,378    $  1,791
  United States Mechanical Business Units.....................................      2,473       3,507       1,725
  United States Other Business Units..........................................        116          95          --
                                                                                 --------    --------    --------
  Total United States Operations..............................................      5,517       5,980       3,516
  Canada Operations Business Units............................................        990         575         270
  United Kingdom Operations Business Units....................................      3,928       2,594       2,896
  Other International Operations Business Units...............................         48         379         604
  Corporate Administration....................................................        463         225         142
                                                                                 --------    --------    --------
  Total Worldwide Operations..................................................   $ 10,946    $  9,753    $  7,428
                                                                                 --------    --------    --------
                                                                                 --------    --------    --------
Depreciation and amortization:
  United States Electrical Business Units.....................................   $  3,315    $  2,009    $  2,133
  United States Mechanical Business Units.....................................      2,664       2,143       1,963
  United States Other Business Units..........................................        526          36          --
                                                                                 --------    --------    --------
  Total United States Operations..............................................      6,505       4,188       4,096
  Canada Operations Business Units............................................        651       1,364       1,305
  United Kingdom Operations Business Units....................................      3,072       2,203       1,468
  Other International Operations Business Units...............................        207         277         692
  Corporate Administration....................................................        145         160         303
                                                                                 --------    --------    --------
  Total Worldwide Operations..................................................   $ 10,580    $  8,192    $  7,864
                                                                                 --------    --------    --------
                                                                                 --------    --------    --------

                               EMCOR GROUP, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE N--SEGMENT INFORMATION--(CONTINUED)




                                                                                              1998        1997
                                                                                             --------    --------
Costs and estimated earnings in excess of billings on uncompleted contracts:
  United States Electrical Business Units.................................................   $ 33,346    $ 30,416
  United States Mechanical Business Units.................................................     34,830      27,096
  United States Other Business Units......................................................      1,942         421
                                                                                             --------    --------
  Total United States Operations..........................................................     70,118      57,933
  Canada Operations Business Units........................................................      4,346       5,253
  United Kingdom Operations Business Units................................................     17,095       9,491
  Other International Operations Business Units...........................................         10       1,297
                                                                                             --------    --------
  Total Worldwide Operations..............................................................   $ 91,569    $ 73,974
                                                                                             --------    --------
                                                                                             --------    --------
Billings in excess of costs and estimated earnings on uncompleted contracts:
  United States Electrical Business Units.................................................   $ 74,193    $ 56,401
  United States Mechanical Business Units.................................................     34,977      22,663
  United States Other Business Units......................................................      1,341          95
                                                                                             --------    --------
  Total United States Operations..........................................................    110,511      79,159
  Canada Operations Business Units........................................................      6,568       8,337
  United Kingdom Operations Business Units................................................     16,896      12,048
  Other International Operations Business Units...........................................      1,119      13,289
                                                                                             --------    --------
  Total Worldwide Operations..............................................................   $135,094    $112,833
                                                                                             --------    --------
                                                                                             --------    --------
Total assets:
  United States Electrical Business Units.................................................   $282,580    $263,207
  United States Mechanical Business Units.................................................    204,469     164,786
  United States Other Business Units......................................................     25,725       3,870
                                                                                             --------    --------
  Total United States Operations..........................................................    512,774     431,863
  Canada Operations Business Units........................................................     49,463      43,546
  United Kingdom Operations Business Units................................................    156,693     137,585
  Other International Operations Business Units...........................................     14,605      40,313
  Corporate Administration................................................................     67,467       7,347
                                                                                             --------    --------
  Total Worldwide Operations..............................................................   $801,002    $660,654
                                                                                             --------    --------
                                                                                             --------    --------

                               EMCOR GROUP, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE O--SELECTED UNAUDITED QUARTERLY INFORMATION
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    MARCH 31    JUNE 30     SEPT. 30    DEC. 31
                                                                    --------    --------    --------    --------
1998 QUARTERLY RESULTS
Revenues.........................................................   $493,923    $545,547    $565,964    $604,940
Gross profit.....................................................   $ 44,240    $ 52,275    $ 57,954    $ 68,818
Income before extraordinary item.................................   $    802    $  3,674    $  5,760    $  6,856
Net (loss) income................................................   $ (3,975)   $  3,674    $  5,760    $  6,856
Basic EPS before extraordinary item..............................      $0.08       $0.34       $0.55       $0.69
                                                                       -----       -----       -----       -----
                                                                       -----       -----       -----       -----
Basic EPS (loss).................................................     $(0.41)      $0.34       $0.55       $0.69
                                                                      ------       -----       -----       -----
                                                                      ------       -----       -----       -----
1997 QUARTERLY RESULTS
Revenues.........................................................   $433,770    $475,617    $521,975    $519,506
Gross profit.....................................................   $ 39,065    $ 43,499    $ 48,530    $ 51,089
Income before extraordinary item.................................   $    256    $  1,897    $  3,236    $  3,192
Net income.......................................................   $    256    $    893    $  3,236    $  3,192
Basic EPS before extraordinary item..............................      $0.03       $0.20       $0.34       $0.33
                                                                       -----       -----       -----       -----
                                                                       -----       -----       -----       -----
Basic EPS........................................................      $0.03       $0.09       $0.34       $0.33
                                                                       -----       -----       -----       -----
                                                                       -----       -----       -----       -----

NOTE P--LEGAL PROCEEDINGS

     The Company's subsidiary Dynalectric Company ("Dynalectric") is a party to an arbitration proceeding arising out of Dynalectric's participation in a joint venture with Computran Systems Corp. ("Computran"). The proceeding which was instituted in 1988 in the Superior Court of New Jersey, Bergen County ("Superior Court"), by Computran, a participant in, and a subcontractor to, the joint venture alleges that Dynalectric wrongfully terminated its subcontract, fraudulently diverted funds due to it, misappropriated its trade secrets and proprietary information, fraudulently induced it to enter into the joint venture and conspired with others to commit certain acts in violation of the New Jersey Racketeering Influence and Corrupt Organization Act. Dynalectric believes that Computran's claims are without merit and has defended this matter vigorously. Dynalectric has filed counterclaims against Computran. As a result of a motion made by Dynalectric, the Superior Court has ordered that the matters in dispute between Dynalectric and Computran be resolved by binding arbitration in accordance with an original agreement between the parties. The parties are awaiting the decision of the arbitrator.

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

     On July 31, 1998 a former employee of a subsidiary of EMCOR filed a class-action complaint on behalf of the participants in two employee benefit plans sponsored by EMCOR against EMCOR and other defendants for breach of fiduciary duty under the Employee Retirement Income Security Act. All of the claims relate to alleged

                               EMCOR GROUP, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE P--LEGAL PROCEEDINGS--(CONTINUED)

acts or omissions which occurred during the period May 1, 1991 to December 1994. The principal allegations of the complaint are that the defendants breached their fiduciary duties by causing the plans to purchase and hold stock of EMCOR when it was then known as JWP INC. and when the defendants knew or should have known it was imprudent to do so. The plaintiff has not made claim for a specific dollar amount of damages but generally seeks to recover for the benefit plans the loss in value of JWP stock held by the plans. EMCOR and the other defendants intend to vigorously defend the case. Insurance coverage may be applicable under an EMCOR pension trust liability insurance policy for EMCOR and those present and former employees of EMCOR who are defendants in the action.

     Substantial settlements or damage judgements against the Company arising out of these matters could have a material adverse effect on the Company's business, operating results and financial condition.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of EMCOR Group, Inc.:

We have audited the accompanying consolidated balance sheets of EMCOR Group, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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

Stamford, Connecticut
February 12, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 with respect to identification of directors is incorporated herein by reference to the material to be included under the caption "Election of Directors" in the Company's definitive proxy statement for its Annual Meeting of Stockholders, at which Directors are to be elected, which definitive proxy statement is to be filed not later than 120 days after the end of the Company's fiscal year ended December 31, 1998.

     The information called for by Item 10 with respect to "Executive Officers of the Registrant" is included in Part I under the caption "Executive Officers of the Registrant".

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 with respect to executive compensation is incorporated herein by reference to the material to be included in the Company's definitive proxy statement for its Annual Meeting of Stockholders, at which Directors are to be elected, which definitive proxy statement is to be filed not later than 120 days after the end of the Company's fiscal year ended December 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 with respect to certain beneficial owners and management is incorporated herein by reference to the material under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's definitive proxy statement for its Annual Meeting of Stockholders, at which Directors are to be elected, which definitive proxy statement is to be filed not later than 120 days after the end of the Company's fiscal year ended December 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 with respect to certain transactions with management and directors is incorporated herein by reference to the material under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its Annual Meeting of Stockholders, at which Directors are to be elected, which definitive proxy statement is to be filed not later than 120 days after the end of the Company's fiscal year ended December 31, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)(1) The following consolidated financial statements of EMCOR Group, Inc. and Subsidiaries are included in Part II,
                   Item 8:
                   Financial Statements:
                   Consolidated Balance Sheets--December 31, 1998 and 1997 Consolidated Statements of Operations--Years Ended December 31, 1998, 1997 and 1996
                   Consolidated Statements of Cash Flows--Years Ended
                   December 31, 1998, 1997 and 1996
                   Consolidated Statements of Stockholders' Equity and Comprehensive Income--Years Ended December 31, 1998, 1997 and 1996
                   Notes to Consolidated Financial Statements
                   Report of Independent Public Accountants

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

                                  SCHEDULE II
                               EMCOR GROUP, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                            ADDITIONS
                                                BALANCE AT                  CHARGE TO
                                                BEGINNING OF    COSTS AND     OTHER                        BALANCE AT END
                 DESCRIPTION                       YEAR         EXPENSES     ACCOUNTS     DEDUCTIONS(1)       OF YEAR
--------------------------------------------   ------------    ---------    ----------    -------------    --------------
      ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year Ended December 31, 1998................     $ 20,456         3,508           475           (433)         $ 24,006
Year Ended December 31, 1997................     $ 18,812         4,300         2,615         (5,271)           20,456
Year Ended December 31, 1996................     $ 14,892         1,258         2,736            (74)           18,812

------------------
(1) Deductions represent uncollectible balances of accounts receivable written of, net off recoveries.

                               EMCOR GROUP, INC.

                                 EXHIBIT INDEX

EXHIBIT                                                                INCORPORATED BY REFERENCE TO, OR
   NO     DESCRIPTION                                                            PAGE NUMBER
--------  --------------------------------------------------  --------------------------------------------------
2(a)      -- Disclosure Statement and Third Amended Joint     Exhibit 2(a) to the Company's Registration
             Plan of Reorganization (the "Plan of             Statement on Form 10 as originally filed
             Reorganization") proposed by EMCOR Group, Inc.   March 17, 1995 (the "Form 10")
             (formerly JWP INC.) (the "Company" or
             "EMCOR")and its subsidiary SellCo
             Corporation("SellCo"), as approved for
             dissemination by the United States Bankruptcy
             Court, Southern District of New York (the
             "Bankruptcy Court"), on August 22, 1994.

2(b)      -- Modification to the Plan of Reorganization       Exhibit 2(b) to Form 10
             dated September 29, 1994

2(c)      -- Second Modification to the Plan of               Exhibit 2(c) to Form 10
             Reorganization dated September 30, 1994

2(d)      -- Confirmation Order of the Bankruptcy Court       Exhibit 2(d) to Form 10
             dated September 30, 1994 (the "Confirmation
             Order") confirming the Plan of Reorganization,
             as amended

2(e)      -- Amendment to the Confirmation Order dated        Exhibit 2(e) to Form 10
             December 8, 1994

2(f)      -- Post-confirmation modification to the Plan of    Exhibit 2(f) to Form 10
             Reorganization entered on December 13, 1994

3(a-1)    -- Restated Certificate of Incorporation of EMCOR   Exhibit 3(a-5) to Form 10
             filed December 15, 1994

3(a-2)    -- Amendment dated November 28, 1995 to the         Exhibit 3(a-2) to the Company's Annual Report on
             Restated Certificate of Incorporation of EMCOR   Form 10-K for the year ended December 31, 1995
                                                              (the "1995 Form 10-K")

3(a-3)    -- Amendment dated February 12, 1998 to the         Exhibit 3(a-3) to the Company's Annual Report on
             Restated Certificate of Incorporation            Form 10-K for the year ended December 31, 1997
                                                              (the "1997 Form 10-K")

3(b)      -- Amended and Restated By-Laws*                    page

3(c)      -- Rights Agreement dated March 3, 1997 between     Exhibit 1 to the Company's Report on Form 8-K
             the Company and the Bank of New York             dated March 3, 1997

4.1       -- Amendment and Restatement of Credit Agreement    page
             (the "Credit Agreement") dated as of
             December 22, 1998 among EMCOR, certain of its
             subsidiaries and Harris Trust and Savings Bank,
             individually and as agent, and the Lenders
             which are or become parties thereto*

EXHIBIT                                                                INCORPORATED BY REFERENCE TO, OR
   NO     DESCRIPTION                                                            PAGE NUMBER
--------  --------------------------------------------------  --------------------------------------------------
4.2       -- Subordinated Indenture dated as of March 18,     Exhibit 4(b) to the Company's Quarterly Report on
             1998 ("Indenture") between EMCOR and State       Form 10-Q for the quarter ended March 31, 1998
             Street Bank and Trust Company, as Trustee        ("March 1998 Form 10-Q")
             ("State Street Bank")

4.3       -- First Supplemental Indenture dated as of         Exhibit 4(c) to March 1998 Form 10-Q
             March 18, 1998 to Indenture between EMCOR and
             State Street Bank

4.4       -- Indenture dated as of December 15, 1994,         Exhibit 4.4 Form 10
             between SellCo and Fleet National Bank of
             Connecticut, as trustee, in respect of SellCo's
             12% Subordinated Contingent Payment Notes, Due
             2004

10(a-1)   -- Employment Agreement dated as of September 14,   Exhibit 10(e) to the Company's Annual Report on
             1997 between the Company and Sheldon I.          10-K for the year ended December 31, 1987 (the
             Cammaker                                         "1987 Form 10-K")

10(a-2)   -- Amendment dated March 15, 1998 to Employment     Exhibit 10(f) to 1987 Form 10-K
             Agreement dated as of September 14, 1987
             between the Company and Sheldon I. Cammaker

10(b)     -- Employment Agreement made as of January 1, 1998  Exhibit 10(a) to March 1998 Form 10-Q
             between the Company and Frank T. MacInnis

10(c)     -- Employment Agreement made as of January 1, 1998  Exhibit 10(b) to March 1998 Form 10-Q
             between the Company and Jeffrey M. Levy

10(d)     -- Employment Agreement made as of January 1, 1998  Exhibit 10(c) to March 1998 Form 10-Q
             between the Company and Leicle E. Chesser

10(e)     -- Employment Agreement made as of January 1, 1998  Exhibit 10(d) to March 1998 Form 10-Q
             between the Company and Thomas D. Cunningham

10(f)     -- Employment Agreement made as of January 1, 1998  Exhibit 10(e) to March 1998 Form 10-Q
             between the Company and R. Kevin Matz

10(g)     -- Employment Agreement made as of January 1, 1998  Exhibit 10(f) to March 1998 Form 10-Q
             between the Company and Mark A. Pompa

10(h)     -- Letter Agreement made as of January 1, 1998      Exhibit 10(g) to March 1998 Form 10-Q
             between the Company and Sheldon I. Cammaker

10(i)     -- 1994 Management Stock Option Plan                Exhibit 10(o) to Form 10

10(j)     -- 1995 Non-Employee Directors' Non-Qualified       Exhibit 10(p) to Form 10
             Stock Option Plan

10(k)     -- 1997 Non-Employee Directors' Non-Qualified       page
             Stock Option Plan*

EXHIBIT                                                                INCORPORATED BY REFERENCE TO, OR
   NO     DESCRIPTION                                                            PAGE NUMBER
--------  --------------------------------------------------  --------------------------------------------------
10(l)     -- 1997 Stock Plan for Directors*                   page

10(m)     -- Continuity Agreement dated as of June 22, 1998   Exhibit 10(a) to the Company's Quarterly Report on
             between Frank T. MacInnis and the Company        Form 10-Q for the quarter ended June 30, 1998
                                                              ("June 1998 Form 10-Q")

10(n)     -- Continuity Agreement dated as of June 22, 1998   Exhibit 10(b) to the June 1998 Form 10-Q
             between Jeffrey M. Levy and the Company

10(o)     -- Continuity Agreement dated as of June 22, 1998   Exhibit 10(c) to the June 1998 Form 10-Q
             between the Company and Sheldon I. Cammaker

10(p)     -- Continuity Agreement dated as of June 22, 1998   Exhibit 10(d) to the June 1998 Form 10-Q
             between the Company and Leicle E. Chesser

10(q)     -- Continuity Agreement dated as of June 22, 1998   Exhibit 10(e) to the June 1998 Form 10-Q
             between the Company and Thomas D. Cunningham

10(r)     -- Continuity Agreement dated as of June 22, 1998   Exhibit 10(f) to the June 1998 Form 10-Q
             between the Company and R. Kevin Matz

10(s)     -- Continuity Agreement dated as of Junen22, 1998   Exhibit 10(g) to the June 1998 Form 10-Q
             between the Company and Mark A. Pompa

11        -- Computation of Basic EPS and Diluted EPS for     page
             the years ended December 31, 1998 and 1997*

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

                                          EMCOR GROUP, INC.
                                            (Registrant)

Date: February 24, 1999                   By       /s/ FRANK T. MACINNIS
                                             -----------------------------------
                                                     Frank T. MacInnis
                                             Chairman of the Board of Directors
                                                             and
                                                  Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON FEBRUARY 24, 1999.

          /s/ FRANK T. MACINNIS               Chairman of the Board of Directors and
------------------------------------------            Chief Executive Officer
            Frank T. MacInnis


          /s/ STEPHEN W. BERSHAD                             Director
------------------------------------------
            Stephen W. Bershad


           /s/ DAVID A.B. BROWN                              Director
------------------------------------------
             David A.B. Brown


       /s/ GEORGES L. DE BUFFEVENT                           Director
------------------------------------------
         Georges L. de Buffevent


          /s/ ALBERT FRIED, JR.                              Director
------------------------------------------
            Albert Fried, Jr.


         /s/ RICHARD F. HAMM, JR.                            Director
------------------------------------------
           Richard F. Hamm, Jr.


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