Form 10-K/A
period 1998-12-31
EMCOR GROUP INC
filed 1999-04-30
CIK 105634

FORM 10-K/A No. 1

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.X

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

     The  aggregate  market  value  of the  Registrant's  voting  stock  held by
non-affiliates   of  the   Registrant  on  April  15,  1999  was   approximately
$160,126,447.

     Number of shares of Common Stock outstanding as of the close of business on April 15, 1999: 9,667,003 shares.

                                                     PART III

Item 10.  Directors and Executive Officers of the Registrant

Identification of Directors

     Frank T. MacInnis, Age 52. Mr. MacInnis has been Chairman of the Board and Chief Executive Officer of the Company since April 1994 and President of the Company from April 1994 to April 4, 1997. From April 1990 to April 1994, Mr. MacInnis served as President and Chief Executive Officer, and from August 1990 to April 1994 as Chairman of the Board, of Comstock Group Inc., a nationwide electrical contracting company. From 1986 to April 1994, Mr. MacInnis was Senior Vice President and Chief Financial Officer of Comstock Group, Inc. In addition, from 1986 to April 1994 Mr. MacInnis was also President of Spie Group Inc., which owned Comstock Group Inc., Spie Construction Inc., a Canadian pipeline construction company, and Spie Horizontal Drilling Inc., a United States company engaged in underground drilling for pipelines and communications cable. Mr. MacInnis is also a director of the Williams Companies, Inc.

     Stephen W. Bershad, Age 57. Mr. Bershad has been Chairman of the Board and Chief Executive Officer for more than the past five years of Axsys Technologies, Inc. (formerly named Vernitron Corporation), a manufacturer of electronic components and controls. Mr. Bershad has been a Director of the Company since December 15, 1994.

     David A.B. Brown, Age 55. Mr. Brown has been President of The Windsor Group, a management consulting firm of which he is a co-founder, for more than the past five years. Mr. Brown is also a director of BTU International, Inc., Marine Drilling Companies, Inc. and Technical Communications Corp. Mr. Brown has been a Director of the Company since December 15, 1994.

     Georges L. de Buffevent, Age 61. Mr. de Buffevent has been Chairman of the Board and Chief Executive Officer of SAGED, a French company specializing in road construction, land development and waste management, since January 1996. For approximately four years prior thereto, he was a business consultant. From July 1982 to February 1992, Mr. de Buffevent was Chairman of the Board of Directors and Chief Executive Officer of Spie-Batignolles S.A., a leading French electrical engineering and construction company with worldwide operations. Mr. de Buffevent has been a Director of the Company since June 19, 1998.

     Albert Fried, Jr., Age 69. Mr. Fried has been Managing Member of Albert Fried & Company, LLC, a broker/dealer and member of the New York Stock Exchange, since 1955 and Managing Member of Buttonwood Specialists, LLC, a New York Stock Exchange specialist firm, since 1992. Mr. Fried has been a Director of the Company since December 15, 1994.

     Richard F. Hamm, Jr., Age 39. Mr. Hamm has been Vice President, Corporate Strategic Development & Acquisitions of Carlson Companies, Inc., a global travel, hospitality and marketing services company, since January 1999. From January 1997 to December 1998 he was Senior Vice President, Legal and Business Development of Tropicana Products, Inc. ("Tropicana"), a manufacturer of fruit juices, and Vice President and General Counsel of Tropicana from June 1993 to January 1997. Mr. Hamm has been a Director of the Company since June 19, 1998.

     Kevin C. Toner, Age 35. Mr. Toner has been Principal of Aristeia Capital LLC, an investment manager, since June 1997 and President of the Isdell 86 Foundation, a not-for-profit organization, since December 1994. He was a private investor from March 1995 to June 1997 and a Managing Director from December 1991 to February 1995 of UBS Securities Inc., a broker/dealer and member of the New York Stock Exchange, engaged in corporate finance, underwriting and distribution of high grade U.S. corporate issues and Eurobonds. Mr. Toner has been a Director of the Company since December 15, 1994.


Identification of Executive Officers

     Frank T. MacInnis, Age 52; Chairman of the Board and Chief Executive Officer of the Company since April 1994 and President of the Company from April 1994 to April 1997. From April 1990 to April 1994, Mr. MacInnis served as President and Chief Executive Officer, and from August 1990 to April 1994 as Chairman of the Board, of Comstock Group, Inc., a nationwide electrical contracting company. From 1986 to April 1990, Mr. MacInnis was Senior Vice President and Chief Financial Officer of Comstock Group, Inc. In addition, from 1986 to April 1994 Mr. MacInnis was also President of Spie Group Inc., which owned Comstock Group, Inc., Spie Construction Inc., a Canadian pipeline construction company, and Spie Horizontal Drilling Inc., a U.S. company engaged in underground drilling for pipelines and communications cable.

     Jeffrey M. Levy, Age 46; President of the Company since April 1997 and Chief Operating Officer of the Company since February 1994, Executive Vice President of the Company from November 1994 to April 1997 and Senior Vice President of the Company from December 1993 to November 1994. From May 1992 to December 1993, Mr. Levy was President and Chief Executive Officer of the Company's subsidiary EMCOR Mechanical/Electrical Services (East) Inc. From January 1991 to May 1992 Mr. Levy served as Executive Vice President and Chief Operating Officer of Lehrer McGovern Bovis, Inc., a construction management and construction company.

     Sheldon I. Cammaker, Age 59; Executive Vice President and General Counsel of the Company since September 1987 and Secretary of the Company since May 1997. Prior to September 1987, he was a senior partner of the New York City law firm of Botein, Hays & Sklar.

     Leicle E. Chesser, Age 52; Executive Vice President and Chief Financial Officer of the Company since May 1994. From April 1990 to May 1994 Mr. Chesser served as Executive Vice President and Chief Financial Officer of Comstock Group, Inc. and from 1986 to May 1994 he was also Executive Vice President and Chief Financial Officer of Spie Group, Inc.

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

(c)  Compliance with Section 16(a) of the Securities Exchange Act Of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of change in ownership of Common Stock and other equity securities of the Company with the Securities and Exchange Commission and to furnish copies of such statements to the Company.

     To the Company's knowledge, during the fiscal year 1998 all such reports relating to share ownership were timely filed.


Item 11.  Executive Compensation

Summary of Cash and Certain Other Compensation

     The following Summary Compensation Table sets forth the compensation awarded to, earned by or paid to each of the Chief Executive Officer and the other four most highly compensated executive officers of the Company (collectively, the "named executive officers") during the fiscal years ended December 31, 1998, 1997 and 1996 for services rendered in all capacities to the Company and its subsidiaries. For information regarding employment agreements of the named executive officers, see "'Employment Agreements" and "Continuity Agreements" below.

                                            Summary Compensation Table

                                            Annual                                        Long Term
                                         Compensation                               Compensation Awards(3)

                                -------------------------------- ------------------------------- ----------------

                                                                                                  Number of
                                                                 Other Annual    Restricted      Securities        All Other
                                                                 Compensation       Stock        Underlying      Compensation
                                          Salary       Bonus          (2)           Award      Options/SARs(4)        (5)
Name and Principal Position       Year      ($)         ($)           ($)           ($)             (#)
---------------------------       ----    ------       -----     ------------    ----------    ---------------   ------------
Frank T. MacInnis............     1998     700,000      800,000     31,787          None           25,000            8,400
  Chairman of the Board and       1997     650,000      775,000     23,003          None            None             8,400
  Chief Executive Officer         1996     614,400      625,000     10,563          None            None             6,300


Jeffrey M. Levy..............     1998     450,000      400,000      8,645          None           15,000            8,400
  President and                   1997     325,000      400,000     10,462          None            None             8,400
  Chief Operating Officer         1996     309,000      300,000      6,627          None            None             6,300


Sheldon I. Cammaker..........     1998     456,160      165,000      None           None           10,000            8,400
  Executive Vice President,       1997     430,340      150,000      None           None            None             8,400
  General Counsel and             1996     406,000      150,000      None           None            None             6,300
  Secretary

Leicle E. Chesser............     1998     350,000      375,000     11,936          None           10,000            8,400
  Executive Vice President and    1997     325,000      340,000     19,867          None            None             8,400
  Chief Financial Officer         1996     309,000      225,000      4,885          None            None             6,300

Thomas D. Cunningham(1)......     1998     275,000      150,000     13,354          None            5,000            8,400
  Executive Vice President        1997     126,923      100,000     15,920          None           53,000           45,827
                                  1996     ---              ---      ----            ---             ---              --

(1) Mr. Cunningham was a director of the Company until July 15, 1997. Mr. Cunningham joined the Company as Executive Vice President on July 15, 1997, and, accordingly, no compensation information is reported for him in respect of 1996.

(2) The personal benefits provided to the named executive officers did not exceed the disclosure threshold established by the Securities and Exchange Commission pursuant to applicable rules. Figures represent amounts reimbursed for the payment of taxes upon certain fringe benefits.

(3) The column specified by Item 402 (b) of Regulation S-K to report Long-Term Incentive Plan Payouts has been excluded because the Company has no long-term incentive compensation plans and has not had any such plan during any portion of fiscal years 1998, 1997 and 1996.

(4) The awards set forth in this column are of stock options only. The Company did not award stock appreciation rights. The grant in 1997 of options to Mr. Cunningham consists of an option to purchase 50,000 shares of Common Stock pursuant to the Company's 1994 Management Stock Option Plan and an option to purchase 3,000 shares of Common Stock pursuant to the 1995 Non-Employee Directors' Non-Qualified Stock Option Plan. The grant in 1998 of options to Messrs. MacInnis, Levy, Cammaker, Chesser and Cunningham were pursuant to the Company's 1994 Management Stock Option Plan.

(5) The amounts reported in this column include matching contributions of $3,600 made by the Company under the 401(k) part of the Company's Retirement and Savings Plan, a defined contribution profit sharing plan, during 1998 for the account of each of the named executive officers. The amounts reported for 1998 also include contributions of $4,800 to be paid during 1999 in respect of 1998 by the Company pursuant to the retirement account part of the Company's Retirement and Savings Plan for the account of each of the named executive officers. The amount reported in this column in respect of 1997 for Mr. Cunningham represents consulting and directors' fees paid to him for the period January 1, 1997 through July 14, 1997 prior to his becoming an employee of the Company.

Stock Options and Stock Appreciation Rights

     The following table sets forth certain information concerning certain grants to the named executive officers of stock options during the last fiscal year. As indicated under the Summary Compensation Table above, the Company did not grant stock appreciation rights ("SARs") of any kind.

                                                        Option Grants in Last Fiscal Year
                                         Individual Grants                             Grant Date Value
                                         -----------------                             ----------------
                                   Number of       % of Total
                                   Securities       Options
                                   Underlying      Granted to     Exercise or                         Grant Date
                                    Options       Employees in    Base Price        Expiration          Present
                                   Granted(2)     Fiscal Year      ($/Sh)(1)            Date          Value($)(3)
                                   ---------      ------------    -----------       ----------        -----------

Frank T. MacInnis...............         25,000       28%           $20.00       January 1, 2008       $191,000

Jeffrey M. Levy.................         15,000       17%           $20.00       January 1, 2008       $114,600

Sheldon I. Cammaker.............         10,000       11%           $20.00       January 1, 2008        $76,400

Leicle E. Chesser...............         10,000       11%           $20.00       January 1, 2008        $76,400

Thomas D. Cunningham............          5,000       5.5%          $20.00       January 1, 2008        $38,200

(1) The stock option exercise price for a share of Common Stock was the fair market value of a share of Common Stock on the date of grant. No SARs, performance units or other instruments were granted in tandem with the stock options reported herein.

(2) These options were granted pursuant to the Company's 1994 Management Stock Option Plan. The options have a ten-year term and first became exercisable on January 2, 1999 and thereafter are exercisable any time or from time to time until January 2, 2008.

(3) Present value was calculated using the Black-Scholes option-pricing model which involves an extrapolation of future price levels based solely on past performance. The present value as of the date of grant, calculated using the Black-Scholes method, is based on assumptions about future interests rates, dividend yield and stock price volatility. In calculating the present value as of the date of grant of the options reported in the table, the Company assumed an interest rate of 5.3% per annum, an annual dividend yield of zero and volatility of 33.9%. There is no assurance that these assumptions will prove to be true in the future. The actual value, if any, that may be realized by each individual will depend on the future market price of the Common Stock and cannot be forecasted accurately by application of an option-pricing model.

Option Exercises and Holdings

     The following table sets forth certain information concerning unexercised options to purchase Common Stock of the Company held at the end of fiscal year 1998 by the named executive officers. None of the named executive officers exercised any options during fiscal year 1998. No named executive officer holds any SARs.

                                Aggregated Option Exercises in Last Fiscal Year And
                                           Fiscal Year-End Option Value

                                                                                            Value of Unexercised
                                                                Number of Unexercised           In-the-Money
                                         Shares       Value          Options at                  Options at
                                      Acquired on    Realized        FY-End (#)                 FY-End ($)(1)
         Name                         Exercise (#)      ($)    Exercisable/Unexercisable  Exercisable/Unexercisable
         ----                         -----------    --------  -------------------------  -------------------------

         Frank T. MacInnis........        None         ---         200,000/25,000              $2,300,000/0

         Jeffrey M. Levy..................None         ---          50,000/15,000                $556,000/0

         Sheldon I. Cammaker..............None         ---          50,000/10,000                $556,000/0

         Leicle E. Chesser................None         ---          50,000/10,000                $556,000/0

         Thomas D. Cunningham.............None         ---          33,167/38,333                $104,062/0

(1) For purposes of this column, value is calculated based on the aggregate amount of the excess of $16.25 (the closing price of the Common Stock as reported on the Nasdaq Stock Market on December 31, 1998) over the relevant exercise price for a share of Common Stock with respect to the options.



Employment Agreements

     The Company has entered into employment agreements effective as of January 1, 1998 with Frank T. MacInnis providing for his employment as Chief Executive Officer of the Company for a period of three years expiring December 31, 2000 and with Jeffrey M. Levy providing for his employment as President and Chief Operating Officer of the Company for a period of three years expiring December 31, 2000. Each such employment agreement provides that the term of employment will automatically be extended for successive one-year periods unless the Company or the officer gives written notice not to extend at least six months prior to the end of the initial term or any extended term of the employment agreement. However, following the date of a Change of Control (as defined in Mr. Levy's employment agreement), the term of Mr. Levy's employment shall be for a period of three years from such date. Under Mr. MacInnis' employment agreement, the Company is also to use its best efforts to ensure Mr. MacInnis' election as Chairman of the Board of Directors of the Company.

     Pursuant to the terms of their respective employment agreements, Mr. MacInnis is to receive an annual base salary of $725,000 for 1999, and Mr. Levy is to receive an annual base salary of $465,000 for 1999. Their annual base salaries are to increase on the first day of each calendar year during the employment periods by the percentage increase in the consumer price index for the preceding year for the area in which the principal office of the Company is located or an amount specified by the Board of Directors, whichever is greater. In addition, Mr. MacInnis and Mr. Levy are each entitled to receive an annual bonus payable in cash ("Target Bonus"), which is to be determined by a formula agreed upon annually by the respective officer and the Compensation and Personnel Committee of the Board of Directors (the "Compensation Committee"); provided that Mr. MacInnis' annual Target Bonus may not be less than $600,000 and Mr. Levy's annual Target Bonus may not be less than $400,000. Pursuant to the terms of their respective employment agreements, the Company is to recommend to the Compensation Committee that Mr. MacInnis and Mr. Levy receive annually an option under the Company's 1994 Management Stock Option Plan to purchase not less than 25,000 and 15,000 shares of Common Stock, respectively, at a per share exercise price equal to the fair market value of a share of the Common Stock on the grant date. Each option is to have a ten-year term and is to be exercisable on the first anniversary of the grant date.

     In addition, pursuant to his employment agreement, Mr. MacInnis is to be granted an option to purchase 200,000 shares of Common Stock at a per share exercise price of $19.75, the fair market value of a share of the Common Stock on the grant date. This option is to have a ten-year term and will vest in full on November 21, 2006, provided that with respect to successive groups of 50,000 shares of the Common Stock, the option shall vest earlier if and when the fair market value of a share of the Common Stock first equals or exceeds $25, $30, $35 and $40, respectively.

     Under the terms of their employment agreements, Mr. MacInnis and Mr. Levy each has been provided with certain benefits customarily accorded to the Company's executive officers. These benefits include, in Mr. MacInnis' case, $700 per month for the leasing of an automobile; in Mr. Levy's case, $800 per month for the leasing of an automobile and the cost of the lease capital reduction payment; maintenance and insurance on their respective automobiles; and reimbursement for initiation fees and monthly dues for membership in a club suitable for entertaining clients of the Company, all legal expenses incurred in connection with their employment agreements, and the cost of any increased tax liability to them caused by receipt of these fringe benefits.

     If, during the term of his employment agreement, Mr. MacInnis' employment is terminated by the Company other than for Cause (as defined in his employment agreement) or he terminates his employment for Good Reason (as defined in his employment agreement), he will be entitled to receive a cash payment equal to the sum of (i) the greater of (A) his base salary at the highest annual rate in effect during his term of employment for the period from the date of termination through December 31, 2000 or (B) two times his base salary at its then current annual rate and (ii) the greater of (A) his Target Bonus for the calendar year in which the termination takes place multiplied by the number of full or partial calendar years remaining from the date of termination through December 31, 2000 and (B) two times his Target Bonus for the calendar year in which the termination takes place; however, in the event of a termination following a Change of Control (as defined in his employment agreement), the factor of two in clauses (i)(B) and (ii)(B) above will be increased to three. If, during the term of his employment agreement, Mr. Levy's employment is terminated by the Company other than for Cause (as defined in his employment agreement) or he terminates his employment for Good Reason (as defined in his employment agreement) he will be entitled to a cash payment equal to the sum of (i) two times his base salary at its then current annual rate and (ii) two times his Target Bonus for the calendar year in which the termination occurs; however, in the event of a termination following a Change of Control (as defined in his employment agreement) the factor of two in clauses (i) and (ii) above will be increased to three. In addition, Messrs. MacInnis and Levy each will be entitled to receive all unpaid amounts in respect of his bonus for any calendar year ending before the date of termination and an amount equal to his Target Bonus for the calendar year in which the termination takes place multiplied by a fraction the numerator of which is the number of days in such calendar year that he was an employee of the Company and the denominator of which is 365.

     The Company has entered into employment agreements effective as of January 1, 1998 with Leicle E. Chesser providing for his employment as Executive Vice President and Chief Financial Officer of the Company for a period of three years expiring December 31, 2000 and with Thomas D. Cunningham providing for his employment as Executive Vice President of the Company for a period of three years expiring December 31, 2000 and an employment agreement effective as of February 1, 1999 with Sheldon I. Cammaker providing for his employment as Executive Vice President and General Counsel for a period of two years expiring December 31, 2000. Each such employment agreement provides that the term of employment will automatically be extended for successive one-year periods unless the Company or the officer gives written notice not to extend at least six months prior to the end of the initial term or any extended term of the employment agreement. However, following the date of a Change of Control (as defined in their employment agreements), their respective terms of employment shall be for a period of three years from such date.

     Pursuant to the terms of their respective employment agreements, Mr. Chesser is to receive an annual base salary of $365,000 for 1999, Mr. Cunningham is to receive an annual base salary of $325,000 for 1999, and Mr. Cammaker is to receive an annual base salary of $365,000 for 1999. Annual base salaries are to increase on the first day of each calendar year during the employment periods by the percentage increase in the consumer price index for the preceding year for the area in which the principal office of the Company is located or an amount specified by the Board of Directors, whichever is greater. In addition, each is entitled to receive an annual cash bonus determined by the Compensation Committee, and under the term of their respective employment agreements, the Company is to recommend to the Compensation Committee that Messrs. Cammaker, Chesser and Cunningham receive annually an option under the Company's 1994 Management Stock Option Plan to purchase not less than 10,000, 10,000 and 5,000 shares of Common Stock, respectively, at a per share exercise price equal to the fair market value of a share of the Common Stock on the grant date. Each option is to have a ten-year term and is to be exercisable on the first anniversary of the date of grant.

     Under the terms of their employment agreements, Messrs. Cammaker, Chesser and Cunningham have been provided with certain benefits customarily accorded to the Company's executive officers, including in Messrs. Chesser's and Cunningham's case $800 per month for leasing of an automobile (plus maintenance and insurance thereon) and the cost of the lease capital reduction payment and in Mr. Cammaker's case, the use of a Company automobile (plus maintenance and insurance thereon); and reimbursement for all initiation fees and monthly dues for membership in a club suitable for entertaining clients of the Company, all legal expenses incurred in connection with their employment agreements, and the cost of any increased tax liability caused by receipt of these fringe benefits.

     If Messrs. Chesser's, Cammaker's or Cunningham's employment is terminated during the term of his respective employment agreement by the Company other than for Cause (as defined in his employment agreement) or if he terminates his employment for Good Reason (as defined in his employment agreement) he will be entitled to receive a cash payment generally equal to the sum of (i) two times his base salary at its then current annual rate and (ii) two times the highest bonus paid to him during his employment by the Company; however, in the event of a termination following a Change of Control (as defined in his employment agreement), the factor of two in clauses (i) and (ii) above will be increased to three. In addition, Messrs. Chesser, Cammaker and Cunningham each will be entitled to receive all unpaid amounts in respect of his bonus for any calendar year ending before the date of termination and an amount equal to his bonus for the calendar year in which the termination takes place multiplied by a fraction the numerator of which is the number of days in such calendar year that he was an employee of the Company and the denominator of which is 365.


Continuity Agreements

     Each of Messrs. MacInnis, Levy, Cammaker, Chesser and Cunningham (each referred to herein as an "Executive") is a party to a Continuity Agreement with the Company. The purpose of the Continuity Agreements are to retain the services of these Executives and to assure their continued productivity without disturbance in circumstances arising from the possibility or occurrence of a Change of Control of the Company. For purposes of the agreements "Change of Control" means, in general, the occurrence of (i) the acquisition by a person or group of persons of 25% or more of the voting securities of the Company, (ii) the approval by the Company's stockholders of a merger, business combination or sale of the Company's assets, the result of which is that less than 65% of the voting securities of the resulting corporation is owned by the holders of the Company's Common Stock prior to such transaction or (iii) the failure of the incumbent Directors to constitute a majority of the Board of Directors of the Company during any two year period.

     Generally, no benefits are provided under the Continuity Agreements for any type of termination before a Change of Control, for termination after a Change of Control due to death, disability, any termination for "Cause" (as that term is defined in the Continuity Agreement) or for voluntary termination (other than for (i) "Good Reason" (as that term is defined in the Continuity Agreements) or
(ii) the voluntary termination takes place during the 30 day period following the first anniversary of the Change of Control).

     Upon a Change of Control the Continuity Agreements generally provide to the Executive a severance benefit within two years following a Change of Control equal to three times the sum of (i) his base salary at the time of the Change of Control, (ii) the higher of (x) his bonus in respect of the year prior to the Change of Control or (y) the average of his bonuses for the three years prior to the Change of Control and (iii) the value of perquisites provided in respect of the year prior to the Change of Control (a) if the Company terminates the Executive's employment without Cause or the Executive terminates his employment with Good Reason or (b) the Executive voluntarily terminates his employment during the thirty day period immediately following the first anniversary of the Change of Control. Other severance benefits include outplacement assistance and a continuance of insurance benefits for three years. The severance benefits under the Continuity Agreements are reduced by any severance benefit payable under the Executive's employment agreement.

     If all or any portion of the payments or benefits referred to in the preceding paragraphs under "Employment Agreements" and "Continuity Agreements" either alone or together with other payments and benefits which Messrs. MacInnis, Levy, Cammaker, Chesser or Cunningham receives or is then entitled to receive from the Company, would constitute a "parachute payment" within the meaning of Section 280G of the Internal Revenue Code (the "Code"), then such officer shall be entitled to such additional payments as may be necessary to ensure that the net after tax benefit of all such payments shall be equal to his respective net after tax benefit as if no excise tax had been imposed under
Section 4999 of the Code.

Director Compensation

     Each director who is not an officer of the Company ("non-employee director") is entitled to receive an annual cash retainer of $30,000 and $1,000 for each meeting of the Board of Directors he attends, other than telephonic meetings of the Board in which case each non-employee director who participates receives $500. Each non-employee director also receives $500 for each meeting of a committee of the Board of Directors attended by the director, and each non-employee director who chairs a committee of the Board of Directors receives an additional $2,000 per annum. In addition, pursuant to the 1995 Non-Employee Directors' Non-Qualified Stock Option Plan, each non-employee director on June 19, 1998 was granted an option to purchase 3,000 shares of Common Stock at an exercise price of $19.625 per share. These options are fully exercisable as of the date of grant and have a term of ten years. Directors who also serve as officers of the Company do not receive compensation for services rendered as directors.

     Under the 1997 Directors' Stock Option Plan and the 1997 Directors' Stock Plan, each non-employee director, in lieu of all or part of his annual cash retainer, may elect to receive in accordance with such plans (a) options to purchase shares of Common Stock and/or (b) deferred stock units in respect of which shares of Common Stock will be issued following the non-employee director's termination of service as a director of the Company. For 1998, each of Messrs. Bershad, Brown, Fried and Toner elected to receive their annual retainer in options, and, accordingly, each were granted options to purchase 6,074 shares Common Stock at $20.00 per share. Mr. Hamm, who was first elected to the Board in June 1998, elected to receive his 1998 retainer in options and was granted 3,249 options to purchase shares of Common Stock at $19.625 per share. Mr. de Buffevent, who also was first elected to the Board in June 1998, elected to receive his 1998 retainer in options and deferred stock units and was granted options to purchase 2,166 shares of Common Stock at $19.625 per share and 330 deferred stock units entitling him to receive an equal number of shares of Common Stock following termination of his service as a director.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     During 1998, the Compensation and Personnel Committee of the Board of Directors of the Company (the "Compensation Committee") was responsible for matters concerning executive compensation.

     Mr. Fried, a non-employee director, served as a member of the Compensation Committee during 1998 and Messrs. Bershad and de Buffevent, each of whom is a non-employee director, have served as members of the Compensation Committee of the Board of Directors since June 1998. Mr. Malcolm Hopkins, who was a director until June 1998, served as a member of the Compensation Committee during the first six months of 1998. Until June 1998, Mr. Toner, a non-employee director, also served as a member of the Compensation Committee.

     During a portion of 1998, Mr. Fried was Chairman of the Board of Directors of Portec, Inc. and Mr. MacInnis was a director of Portec, Inc.; Mr. MacInnis has served as Chairman of the Board and Chief Executive Officer of the Company since April 18, 1994.

Compensation Committee Report

     The Compensation Committee reviews and determines, based on proposals made by the Chief Executive Officer, the compensation of the Company's Chief Operating Officer, Chief Financial Officer and General Counsel as well as the compensation of other officers and employees of the Company and each subsidiary whose annual compensation is $200,000 or more. It also reviews and approves any employment, severance or similar agreements with such individuals. The Compensation Committee is charged with fixing on an annual basis, the compensation of the Chairman of the Board and the Chief Executive Officer of the Company, subject to the approval of the Board of Directors, and reviewing and recommending to the Board of Directors any employment, severance or similar agreement for him. The Compensation Committee also administers the Company's 1994 Management Stock Option Plan and is charged with recommending to the Board of Directors any incentive, benefit, award or bonus plans or programs. The entire Board of Directors determines the amount, if any, of the Company's contributions pursuant to its Retirement and Savings Plan. While other compensation decisions generally are not submitted to the Board of Directors, the Board of Directors has the ultimate power and authority with respect to compensation matters.

     The members of the Compensation Committee reviewed salaries paid to the named executive officers for 1998, approved their employment agreements and their salary increases for 1999 and bonuses in respect of 1998 and approved the grant to them during 1998 of stock options.

     The Compensation Committee seeks to compensate executive officers at levels competitive with other companies in the same industry and comparable in size to the Company and to provide short-term rewards and long-term incentives for superior individual and corporate performance. In making compensation decisions, the Compensation Committee periodically reviews information about the compensation paid or payable to officers of comparably sized public companies (there being no public companies of comparable size to the Company in businesses similar to those of the Company), the compensation recommendations of Mr. MacInnis, and reports from outside consultants. The Compensation Committee does not have target amounts of stock ownership for its executive officers.

     The key components of executive officer compensation are base salary, bonuses and stock options. The Compensation Committee attempts to combine these components in such a way as to attract, motivate and retain key executives critical to the long-term success of the Company. A discussion of the various components of the executives' compensation for 1998 follows.

     Base Salary. Each executive officer received a base salary and has the potential for annual salary increases largely determined by reference to the salaries of executive officers holding comparable positions in companies of comparable size.

     Bonuses. Each executive officer was eligible for an annual bonus based upon both his individual performance and the Company's performance. Bonuses were awarded to the named executive officers in respect of 1998 which took into account their performance and the Company's contractual obligations. As indicated above, under the terms of their respective employment agreements, Messrs. MacInnis and Levy are each entitled to a target bonus to be determined by a formula and factors agreed upon annually by the respective officer and the Compensation Committee provided that Mr. MacInnis' annual Target Bonus may not be less than $600,000 and Mr. Levy's Target Bonus may not be less than $400,000. For 1998, Mr. MacInnis received a bonus of $800,000. Mr. MacInnis' bonus was based upon achievement of several goals, including the Company attaining a predetermined level of earnings before interest, taxes, depreciation and amortization, reorganizing certain international operations of the Company, successful completion of certain securities offerings, and growth of the Company's facilities services business. For 1998, Mr. Levy received a bonus of $400,000. Mr. Levy's bonus was also based upon achievement of several goals, including the Company attaining a predetermined level of a return on net assets, realizing certain operating results at specifically designated subsidiaries, and growth of the Company's facilities services business.

     Stock Options. The Company's 1994 Stock Option Plan is intended to provide executives with the promise of long-term rewards which appreciate in value with the positive performance of the Company. As previously reported, the Compensation Committee during 1998 granted stock options to each of the named executive officers.

     Other  Compensation.   The  executive  officers  also  participate  in  the
Retirement and Savings Plan as well as the medical, life and disability insurance plans available to all employees of the Company.

Chief Executive Officer Compensation

     The minimum compensation of Mr. MacInnis is provided for in his employment agreement described above. The basis for Mr. MacInnis' bonus is described earlier in this Report. As part of its evaluation, the Compensation Committee also considered a report by Mr. MacInnis on his activities, the Company's performance, the accomplishment of certain goals for the Company that Mr. MacInnis set at the beginning of 1998 and the compensation earned by other chief executive officers of companies of comparable size during the previous year.

Section 162(m)

     Section 162(m) of the Code provides that the deduction by a publicly-held corporation for compensation paid in a taxable year to the Chief Executive Officer and any of the other four most highly compensated executive officers whose compensation is required to be reported in the Summary Compensation Table is limited to $1 million per officer, subject to certain exceptions. The Compensation Committee has taken, and intends to continue to take, such actions as are necessary to reduce, if not eliminate, the Company's non-deductible compensation expense, while maintaining, to the extent possible, the flexibility which the Compensation Committee believes to be an important element of the Company's executive compensation program.

                                      By:  Compensation and Personnel Committee:
                                           Stephen W. Bershad, Chairperson,
                                           Georges L. de Buffevent
                                           Albert Fried, Jr.


                               Performance Graph
                        EMCOR           S & P 500           PEER
                        -----           ---------           ----
Jan 6, 1995             100.00            100.00           100.00
Mar 31, 1995            112.50            109.02           101.15
Jun 30, 1995            175.00            118.61           115.27
Sep 30, 1995            186.11            127.25           126.61
Dec 31, 1995            213.89            134.11            94.76
Mar 31, 1996            269.44            140.55           103.61
Jun 30, 1996            336.11            146.02           133.70
Sep 30, 1996            336.11            171.43           115.42
Dec 31, 1996            305.56            161.29           103.79
Mar 31, 1997            327.78            164.85           110.06
Jun 30, 1997            352.78            192.73           134.03
Sep 30, 1997            444.44            206.26           170.79
Dec 31, 1997            455.56            211.30           207.85
Mar 31, 1998            477.78            238.52           216.18
Jun 30, 1998            425.00            246.88           203.24
Sep 30, 1998            344.44            221.44           128.67
Dec 31, 1998            358.33            267.65           138.32
Mar 31, 1999            381.94            280.09           108.18


     Rules promulgated by the Securities and Exchange Commission require inclusion of a graph presentation comparing cumulative five-year stockholder returns on an indexed basis with the S&P 500 Index and either a nationally recognized industry standard or an index of peer companies selected by the Company. Since the common stock of the Company outstanding prior to its reorganization was extinguished pursuant to its Plan of Reorganization and the Common Stock of the Company as reorganized has been traded only since the effective date of its Plan of Reorganization, such five-year presentation is not possible. Under such circumstances, the Company is required instead to present such information for the period since such shares were issued. The following performance graph compares the Company's total stockholder return on its Common Stock since January 6, 1995 as compared to the S&P 500 Index and a peer group index consisting of The Turner Corporation, Perini Corporation, and MYR Group, Inc. for that period. Prior to that date, prices for the Company's Common Stock were not readily available.

     Other than MYR Group, to the Company's knowledge, none of the other companies that may be regarded as peers in its construction and facilities services business have been publicly traded for more than two years.
Accordingly, the Company selected MYR Group and two general contractors that serve similar marketplaces and are impacted by similar market conditions to the Company. The following performance graph assumes $100 was invested on January 6, 1995 in Common Stock of the Company and in each of the indices and assumes reinvestment of all dividends.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of April 15, 1999 certain information regarding beneficial ownership of the Company's Common Stock by each person or group known by the Company to be a beneficial owner of more than five percent of the outstanding shares of Common Stock. Except as otherwise noted, to the Company's knowledge, each person or group listed below has sole voting and investment power with respect to the shares listed next to its name.

                                                             Number of Shares         Percent
                                                            Beneficially Owned         Owned
                                                            ------------------        -------
Name and Address of Beneficial Owner
Steven A. Van Dyke ..................................           1,427,967(1)           14.7%.
   777 South Harbour Island Boulevard
   Tampa, Florida 33602
Oaktree Capital Management LLC.......................           1,268,695(2)           13.1%
   550 South Hope Street
   Los Angeles, California 90071
Cumberland Associates LLC............................             787,500(3)            8.1%
   114 Avenue of the Americas
   New York, New York 10036
Donaldson, Lufkin & Jenrette Securities Corporation..             547,942(4)            5.3%
   277 Park Avenue
   New York, New York 10019



(1) As reported in Amendment No. 2 to Schedule 13D, dated December 30, 1998 filed with the Securities and Exchange Commission ("SEC") by Steven Van Dyke and his affiliates, Douglas P. Teitelbaum, Bay Harbour Management, L.C., Tower Investment Group, Bay Harbour 90-1, Ltd., Bay Harbour 98-1 Ltd., Trophy Hunter Investments, Ltd., Bay Harbour Investments, Inc., Trophy Hunters, Inc., Bay Harbour Partners, Ltd., and Trophy Hunter Partners, Ltd. Includes 36,576 shares issuable upon conversion of the Company's Convertible Debentures and 26,900 shares held in a joint account with Mr. Van Dyke's wife; of these shares, Mr. Van Dyke has sole voting power and sole dispositive power of 30,600 shares and shared voting power to vote and shared dispositive power of 1,397,367 shares.

(2)  As reported in  Amendment  No. 4 dated  February  26, 1999 to Schedule  13D filed with the SEC on behalf of Oaktree Capital Management, LLC ("Oaktree"), OCM Principal Opportunities Fund, L.P. ("Principal Fund") and Oaktree Opportunities Fund II, L.P. ("Opportunities Fund"). Oaktree is the general partner of the Principal Fund and the Opportunities Fund and the investment manager of a third party account. Oaktree has sole voting power and sole dispositive power of these shares.

(3) As reported in Schedule 13G dated December 31, 1998 filed with the SEC, Cumberland Associates LLC has sole voting power and sole dispositive power of 731,903 of these shares and shared voting power and shared dispositive power of 55,597 of these shares.

(4) As reported in Schedule 13G dated December 31, 1998 filed with the SEC by the following affiliates of Donaldson Lufkin & Jenrette Securities Corporation ("DLJ"): AXA, AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, AXA Conseil Vie Assurance Maturelle, AXA Courtage Assurance Mutuelle, and the Equitable Companies Incorporated ("Equitable"). DLJ is a subsidiary of Equitable. Includes 527,133 shares issuable upon conversion of the Company's Convertible Debentures. Of these 547,942 shares, DLJ has sole voting power of 536,142 shares and sole dispositive power of 545,452 shares and shared dispositive power of 2,500 shares.

     The following table sets forth as of April 15, 1999 certain information regarding the beneficial ownership of the Company's Common Stock by each of the Company's directors, its chief executive officer, each of the four most highly compensated executive officers of the Company and all its directors and executive officers as a group for the fiscal year ended December 31, 1998. Except as otherwise noted, to the Company's knowledge, each of the persons listed below has sole voting power and investment power with respect to the shares listed next to his name.


                                                      Amount and Nature of
Name of Beneficial Owner                 Beneficial Ownership(1)           Percent

Frank T. MacInnis.                                 228,000(2)              2.3%
Stephen W. Bershad                                  43,988(3)              *
David A. B. Brown.                                  22,488(3)              *
Georges L. de Buffevent                              8,910(3)              *
Albert Fried, Jr.                                   25,495(3)(4)           *
Richard F. Hamm, Jr.                                 9,663(3)              *
Kevin C. Toner                                      23,488(3)              *
Jeffrey M. Levy.                                    66,000(2)              *
Sheldon I. Cammaker.                                60,000(2)              *
Leicle E. Chesser.                                  60,000(2)              *
Thomas D. Cunningham                                38,167(2)              *
All directors and executive officers
    as a group.                                    586,199(5)              5.7%

              * Represents less than 1%.

(1) The information contained in the table reflects "beneficial ownership" as defined in Rule 13d-3 of the Securities Exchange Act of 1934, as amended. All percentages set forth in this table have been rounded.

(2) Includes in the case of Mr. MacInnis 225,000 shares, in the case of Mr. Levy 65,000 shares, in the case of each of Messrs. Cammaker and Chesser 60,000 shares, and in the case of Mr. Cunningham 38,167 shares, that may be acquired upon the exercise of presently exercisable options or options exercisable within 60 days granted pursuant to the Company's stock option plans.

(3) Includes in the case of Mr. Bershad 28,988 shares, in the case of Mr. Brown 21,488 shares, in the case of Mr. de Buffevent 8,580 shares, in the case of Mr. Fried 15,488 shares, in the case of Mr. Hamm 9,663 shares, and in the case of Mr. Toner 18,488 shares, that may be acquired upon exercise of presently exercisable options or options exercisable within 60 days granted to each non-employee director pursuant to the Company's 1995 Non-Employee Directors' Non-Qualified Stock Option Plan and its 1997 Non-Employee
     Directors'  Non-Qualified  Stock  Option  Plan,  and in the case of Mr.  de
     Buffevent an additional 330 shares that may be issued in respect of Deferred Stock Units granted to him pursuant to the 1997 Stock Plan for Directors.

(4) Also includes 10,007 shares owned by Albert Fried & Company, LLC ("AF&C"), of which Mr. Fried is the Managing Member. AF&C is a market maker in both the Company's Common Stock and Convertible Debentures. In such capacity, AF&C from time to time holds significant positions in the Company's Common Stock and Convertible Debentures which positions are not reflected in the table above. In addition, AF&C was a holder of prepetition unsecured claims against the Company in its Chapter 11 proceeding concluded in December 1994. There is a reserve of 131,610 shares of Common Stock for disputed claims against the Company to be issued to the holders of prepetition general unsecured allowed claims, including AF&C. To the extent such disputed claims are disallowed, the number of shares beneficially owned by AF&C will increase by a presently undeterminable amount.

(5) Includes 550,862 shares that may be acquired upon the exercise of presently exercisable options or options exercisable within 60 days granted pursuant to the Company's stock options plans.

Item 13.  Certain Relationships and Related Transactions

     None

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      EMCOR GROUP, INC.
                                                       (Registrant)

Date: April 30, 1999                              By:   /s/ FRANK T. MACINNIS
                                                      --------------------------
                                                        Frank T. MacInnis
                                             Chairman of the Board of Directors
                                                 and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 30, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.


    /s/  FRANK T. MACINNIS                Chairman of the Board of Directors and
----------------------------------                Chief Executive Officer
        Frank T. MacInnis


   /s/  STEPHEN W. BERSHAD                             Director
----------------------------------
      Stephen W. Bershad


  /s/  DAVID A.B. BROWN                                Director
----------------------------------
      David A.B. Brown

   /s/  GEORGES L. DE BUFFEVENT                        Director
----------------------------------
      Georges L. de Buffevent


   /s/  ALBERT FRIED, JR.                              Director
----------------------------------
      Albert Fried, Jr.


   /s/  RICHARD F. HAMM, JR.                           Director
----------------------------------
      Richard F. Hamm, Jr.


   /s/  KEVIN C. TONER                                 Director
----------------------------------
      Kevin C. Toner


   /s/  LEICLE E. CHESSER                       Executive Vice President and
----------------------------------                Chief Financial Officer
      Leicle E. Chesser


   /s/  MARK A. POMPA                          Vice President and Controller
----------------------------------
     Mark A. Pompa