Form 10-Q
period 1999-03-31
EMCOR GROUP INC
filed 1999-05-04
CIK 105634

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

                 For the quarterly period ended March 31, 1999
                                       OR


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

                Delaware                                      11-2125338
-------------------------------------------------      -----------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
             or organization)                           Identification Number)

     101 Merritt Seven Corporate Park                         06851-1060
          Norwalk, Connecticut                         -----------------------
-------------------------------------------------               (Zip)
(Address of principal executive offices)

         (203) 849-7800
-------------------------------------------------
  (Registrant's telephone number)

                                       N/A
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No __

    Applicable Only To Issuers Involved In Bankruptcy Proceedings During The
                              Previous Five Years
     Indicate by check mark whether the registrant has filed all documents required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934, subsequent to the distribution of securities under a plan confirmed by a court. Yes X No __

                      Applicable Only To Corporate Issuers
     Number of shares of Common Stock outstanding as of the close of business on April 30, 1999: 9,667,003 shares.

                                EMCOR GROUP, INC.
                                      INDEX


                                                                        Page No.


PART I - Financial Information

Item 1   Financial Statements

         Condensed Consolidated Balance Sheets -
         as of March 31, 1999 and December 31, 1998                            1

         Condensed Consolidated Statements of Operations -
         three months ended March 31, 1999 and 1998                            3

         Condensed Consolidated Statements of Cash Flows -
         three months ended March 31, 1999 and 1998                            4

         Condensed Consolidated Statements of Stockholders'
         Equity and Comprehensive Income -
         three months ended  March 31, 1999 and 1998                           5

         Notes to Condensed Consolidated Financial Statements                  6


Item 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                12

PART II - Other Information

Item 1   Legal Proceedings                                                    15

Item 4   Submission of Matters to a Vote of Security Holders                  15

Item 6   Exhibits and Reports on Form 8-K                                     15

PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              March 31             December 31,
                                                                                                1999                   1998
                                      ASSETS                                                (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
Current assets:
    Cash and cash equivalents ..................................................             $ 94,172                $ 83,053
    Accounts receivable, net ...................................................              523,520                 538,457
    Costs and estimated earnings in excess
        of billings on uncompleted contracts ...................................               79,180                  91,569
    Inventories ................................................................                8,086                   7,188
    Prepaid expenses and other .................................................                9,151                  11,702
                                                                                             --------                --------
                                                                                              714,109                 731,969
Total current assets ...........................................................

Investments, notes and other long-term
    receivables ................................................................                6,938                   6,974

Property, plant and equipment, net .............................................               31,246                  32,098

Other assets ...................................................................               30,112                  29,961
                                                                                             --------                --------

Total assets ...................................................................             $782,405                $801,002
                                                                                             ========                ========



See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            March 31,            December 31,
                                                                                              1999                  1998
                   LIABILITIES AND STOCKHOLDERS' EQUITY                                   (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
Current liabilities:
    Current maturities of long-term debt and capital
       lease obligations .......................................................            $  1,708                $  7,963
    Borrowings under working capital credit lines...............................                  --                      --
    Accounts payable ...........................................................             220,320                 246,856
    Billings in excess of costs and estimated
       earnings on uncompleted contracts .......................................             145,253                 135,094
    Accrued payroll and benefits ...............................................              68,334                  62,008
    Other accrued expenses and liabilities .....................................              60,232                  59,996
                                                                                            --------                --------

       Total current liabilities ...............................................             495,847                 511,917

    Long-term debt and capital lease obligations ...............................             117,201                 117,274

    Other long-term obligations ................................................              49,208                  51,995
                                                                                            --------                --------
       Total liabilities .......................................................             662,256                 681,186
                                                                                            --------                --------

Stockholders' equity:
    Preferred stock, $0.10 par value, 1,000,000 shares..........................                 --                       --
       authorized zero issued and outstanding
    Common stock, $0.01 par value, 1,370,000 shares
       authorized, 9,667,003 and  9,830,603 shares issued
       and outstanding or issuable, respectively................................                 109                     109
    Warrants ...................................................................               2,154                   2,154
    Capital surplus ............................................................             116,252                 114,867
    Accumulated other comprehensive income .....................................              (2,057)                 (1,822)
    Retained earnings ..........................................................              20,527                  18,476
    Treasury stock, at cost, 1,132,000 shares
       and 957,900 shares, respectively ........................................             (16,836)                (13,968)
                                                                                           ---------                --------


Total stockholders' equity .....................................................             120,149                 119,816
                                                                                           ---------                --------

Total liabilities and stockholders' equity .....................................            $782,405                $801,002
                                                                                            ========                ========


See notes to Condensed Consolidated Financial Statements

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts) (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
Three months ended March 31,                                                                    1999                    1998
------------------------------------------------------------------------------------------------------------------------------------
Revenues .......................................................................              $539,983               $493,923
Costs and expenses:
    Cost of sales ..............................................................               488,028                449,683
    Selling, general and administrative ........................................                46,907                 40,305
                                                                                              --------               --------
                                                                                               534,935                489,988
                                                                                                                     --------
Operating income ...............................................................                 5,048                  3,935
Interest expense, net ..........................................................                 1,473                  2,406
                                                                                              --------               --------

Income before income taxes and extraordinary
    item .......................................................................                 3,575                  1,529
Provision for income taxes .....................................................                 1,524                    727
                                                                                              --------               --------
Income before extraordinary item ...............................................                 2,051                    802
Extraordinary item - loss on early
    extinguishment of debt, net of income taxes ................................                    --                 (4,777)
                                                                                              --------               --------

Net income (loss) ..............................................................              $  2,051               $ (3,975)
                                                                                              ========               ========

Basic earnings (loss) per share:
Income before extraordinary item ...............................................              $   0.21               $   0.08
Extraordinary item - loss on early
    extinguishment of debt, net of income taxes ................................                    --                  (0.49)
                                                                                              --------               --------
Basic earnings (loss) per share ................................................              $   0.21               $  (0.41)
                                                                                              ========               ========

Diluted earnings (loss) per share:
Income before extraordinary item ...............................................              $   0.20               $   0.08
Extraordinary item - loss on early
    extinguishment of debt, net of income taxes ................................                    --                  (0.49)
                                                                                              --------               --------
Diluted earnings (loss) per share ..............................................              $   0.20               $  (0.41)
                                                                                              ========               ========


See Notes to Condensed Consolidated Financial Statements.

 EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
Three months ended March 31,                                                                     1999                  1998
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income (loss)...........................................................              $  2,051               $ (3,975)
    Extraordinary item - loss on early extinguishment of debt,
      net of income taxes.......................................................                    --                  3,152
    Depreciation and amortization...............................................                 2,413                  2,048
    Amortization of goodwill....................................................                   446                     94
    Other non-cash expenses ....................................................                 1,673                    913
    Changes in operating assets and liabilities ................................                15,520                 17,322
                                                                                              --------               --------
Net cash provided by operating activities ......................................                22,103                 19,554
                                                                                              --------               --------

Cash flows from financing activities:
    Issuance of Convertible subordinated notes .................................                    --                115,000
    Net proceeds from sale of Common stock .....................................                    --                 22,485
    Purchase of Treasury stock .................................................                (2,868)                    --
    Debt issuance costs ........................................................                    --                 (4,074)
    Payment of Series C Notes ..................................................                    --                (61,854)
    Premiums paid on early extinguishment of debt ..............................                    --                 (2,437)
    Payment of working capital credit lines ....................................                    --                 (9,497)
    Payment of long-term debt and capital lease obligations.....................                (6,328)                  (150)
    Exercise of stock options ..................................................                    67                     56
                                                                                              --------               --------
Net cash (used for) provided by financing activities ...........................                (9,129)                59,529
                                                                                              --------               --------

Cash flows from investing activities:
    Purchase of Property, plant and equipment, net .............................                (1,891)                (2,348)
    Acquisition of businesses ..................................................                    --                 (1,398)
    Increase (decrease) in Investments, notes and other long-term
      receivables ..............................................................                    36                   (825)
                                                                                              --------               --------
Net cash used in investing activities ..........................................                (1,855)                (4,571)
                                                                                              --------               --------

Increase in cash and cash equivalents ..........................................                11,119                 74,512
Cash and cash equivalents at beginning of period ...............................                83,053                 49,376
                                                                                              --------               --------
Cash and cash equivalents at end of period .....................................              $ 94,172               $123,888
                                                                                              ========               ========

Supplemental cash flow information:
    Cash paid for:
       Interest ................................................................              $    130               $  1,697
       Income Taxes ............................................................              $    582               $    159


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(In thousands) (Unaudited)
====================================================================================================================================
                                                                               Accumulated     Retained
                                                                                  other        earnings
                                           Common                   Capital   comprehensive  (accumulated  Treasury  Comprehensive
                              Total        stock       Warrants     surplus   income(loss)(1)   deficit)     stock   income (loss)
====================================================================================================================================
Balance, January 1, 1998    $ 95,323     $     96      $ 2,154     $ 87,107     $   (195)     $ 6,161           --
  Net loss                    (3,975)          --           --           --           --       (3,975)          --     $(3,975)
  Foreign currency
   translation adjustments       242           --           --           --          242           --           --         242
Comprehensive loss                --           --           --           --           --           --           --     -------
                                                                                                                       $(3,733)
                                                                                                                       =======
NOL utilization, net          (2,108)         --            --       (2,108)          --           --           --
Issuance of common stock      22,485           11           --       22,474           --           --           --
                            --------     --------     --------     --------     --------     --------     --------
Balance, March 31, 1998     $111,967     $    107     $  2,154     $107,473     $     47     $  2,186           --
                            ========     ========     ========     ========     ========     ========     ========


Balance, January 1, 1999    $119,816     $    109     $  2,154     $114,867     $ (1,822)    $ 18,476     $(13,968)
  Net income                   2,051           --           --           --           --        2,051           --     $ 2,051
  Foreign currency
   translation adjustments      (235)          --           --           --         (235)          --           --        (235)
                                                                                                                       -------
Comprehensive income              --           --           --           --           --           --           --     $ 1,816
                                                                                                                       =======
NOL utilization, net           1,318           --           --        1,318           --           --           --
Common stock issued under
  stock option plans              67           --           --           67           --           --           --
Treasury stock repurchased    (2,868)          --           --           --           --           --       (2,868)
                            --------     --------     --------     --------     --------     --------     --------
Balance, March 31, 1999     $120,149     $    109     $  2,154     $116,252     $ (2,057)    $ 20,527     $(16,836)
                            ========     ========     ========     ========     ========     ========     ========


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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly the financial position of the Company and the results of its operations. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

Certain reclassifications of prior year amounts have been made to conform to current year presentation.

NOTE B   Other Assets

Other assets at March 31, 1999 primarily consists of approximately $21.4 million of the excess of cost over fair market value of net identifiable assets ("Goodwill") of companies acquired in purchase transactions. Additionally, approximately $3.7 million of debt issuance costs, net of amortization, incurred in connection with the Company's offering of its 5.75% Convertible Subordinated Notes (hereafter discussed) are included in Other assets. Other assets at December 31, 1998 included approximately $22.8 million of Goodwill and $3.9 million of debt issuance costs. Goodwill is being amortized using the straight-line method over periods ranging from 5 to 15 years. Debt issuance costs are amortized using the effective interest method.

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

NOTE C   Long-Term Debt

Long-term  debt  in  the  accompanying  Condensed  Consolidated  Balance  Sheets consists of the  following  amounts at March 31, 1999 and December 31, 1998
(in thousands):
------------------------------------------------------------------------------------------------------------------------------------
                                                                         March 31,       December 31,
                                                                            1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Convertible subordinated notes, at 5.75% , due 2005                      $115,000          $115,000
Note payable, due 1999                                                         --             6,164
Other                                                                       3,909             4,073
                                                                         --------          --------
                                                                         118,909            125,237
Less: current maturities                                                  (1,708)            (7,963)
                                                                         --------          --------

                                                                         $117,201          $117,274
                                                                         ========          ========

On March 18, 1998, the Company called for redemption of approximately $61.9 million principal amount of Series C Notes and irrevocably funded such amounts, together with a redemption premium, with the trustee of the Series C Notes. In accordance with the Indenture governing the Series C Notes, the redemption price of the Series C Notes was 104% of the principal amount redeemed. The Company recorded an extraordinary loss related to the early retirement of debt amounting to approximately $4.8 million, net of income taxes. The extraordinary loss consisted primarily of the write-off of the associated debt discount plus the redemption premium and costs associated with the redemption, net of income tax benefits.

On March 18, 1998, the Company sold, pursuant to an underwritten public offering, $100.0 million principal amount of 5.75% Convertible Subordinated Notes ("Subordinated Notes"). On March 24, 1998, the underwriter of the Subordinated Notes offering exercised in full its over-allotment option to purchase an additional $15.0 million of Subordinated Notes, and accordingly, Subordinated Notes in the additional principal amount of $15.0 million were issued. The Subordinated Notes will mature on April 2005 and are general unsecured obligations of the Company, subordinated in right to all existing and future Senior Indebtedness (as defined in the indenture pursuant to which Subordinated Notes were issued (the "Subordinated Indenture") of the Company.

The Subordinated Indenture does not contain any financial covenants or any restrictions on the payment of dividends, the repurchase of securities of the Company or the incurrence of Indebtedness (as defined in the Subordinated Indenture) or Senior Indebtedness (as defined in the Subordinated Indenture). Holders of the Subordinated Notes have the right at any time to convert the Subordinated Notes into Common Stock of the Company at a conversion price of $27.34 per share.

NOTE D   Income Taxes

The Company files a consolidated federal income tax return including all U.S. subsidiaries. At March 31, 1999, the Company had net operating loss carryforwards ("NOLs") for U.S. income tax purposes of approximately $150.0 million, which expire in the years 2007 through 2012. The NOLs are subject to review by the Internal Revenue Service. Future changes in ownership of the Company, as defined by Section 382 of the Internal Revenue Code, could limit the amount of the Company's NOLs available for use in any one year.

As a result of the adoption of Fresh-Start Accounting, the tax benefit of any net operating loss carryforwards or net deductible temporary differences which existed as of the date of the Company's emergence from Chapter 11 in December 1994 will result in a charge to the tax provision (provision in lieu of income taxes) and be allocated to Capital surplus.

The Company has provided a valuation allowance as of March 31, 1999 for the full amount of the tax benefit of its remaining NOLs and other deferred tax assets. Income tax expense recorded for the three month periods ended March 31, 1999 and 1998 represent a provision primarily for federal, foreign and state and local income taxes. The Company's utilization of NOLs and other deferred tax assets for the three month periods ended March 31, 1999 and 1998 of approximately $1.3 million and $0.6 million have been added to Capital surplus, respectively.

NOTE E   Earnings Per Share

The following tables summarize the Company's calculation of Basic and Diluted Earnings per Share ("EPS") for the three month periods ended March 31, 1999 and 1998:

                                    --------------------------------------------
                                                  Three months ended
                                                    March 31, 1999
                                    --------------------------------------------
                                        Income           Shares        Per Share
                                     (Numerator)     (Denominator)      Amount
                                    --------------------------------------------
Basic EPS
Income available to common
stockholders                         $2,051,000        9,700,162           $0.21
                                                                           =====
Effect of Dilutive Securities:
 Options                                     --          212,061
 Warrants                                    --          148,493
                                     ----------       ----------
Diluted EPS                          $2,051,000       10,060,716           $0.20
                                     ==========      ===========           =====

                                    --------------------------------------------
                                                  Three months ended
                                                    March 31, 1998
                                    --------------------------------------------
                                       Income            Shares        Per Share
                                     (Numerator)     (Denominator))      Amount
                                    --------------------------------------------
Basic EPS
Income before extraordinary item
  available to common stockholders   $  802,000        9,765,012           $0.08
                                                                           =====
Effect of Dilutive Securities:
  Options                                    --          363,007
  Warrants                                   --          253,071
                                     ----------     ------------
Diluted EPS - before extraordinary
  item                               $  802,000       10,381,090           $0.08
                                     ==========       ==========           =====

For the three month periods ended March 31, 1999 and 1998, the "if converted" amount of Subordinated Notes was excluded from the calculation of Diluted EPS as the effect would be antidilutive.

For the three month periods ended March 31, 1999 and 1998, 129,973 and 5,000 options, respectively, were excluded from the calculation of Diluted EPS as the inclusion of the options would be antidilutive.

NOTE F   Common Stock

On March 18, 1998, the Company sold, pursuant to an underwritten public offering, 1,100,000 shares of its Common Stock at a price of $21.875 per share. The proceeds of the offering, together with the proceeds of the Subordinated Notes public offering, were used to repay the Company's Series C Notes, the Company's Supplemental SellCo Note and the Company's working capital credit facility. The balance was used for general corporate purposes and acquisitions.

As a part of a program previously authorized by the Board of Directors, the Company purchased 174,100 shares of its common stock in the three months ended March 31, 1999 at an aggregate cost of approximately $2.9 million. This amount is classified as a component of "Treasury stock, at cost" in the accompanying Condensed Consolidated Balance Sheet.

NOTE G   New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133" or "the Statement"), which establishes accounting and reporting standards requiring derivative instruments, as defined, to be measured in the financial statements at fair value. The Statement also requires that changes in the derivatives' fair value be recognized currently in earnings unless certain accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. The Company currently has two forward exchange contracts which are designated as hedges against intercompany loans to the Company's U.K. subsidiary. Therefore, the Company does not expect the provision of SFAS No. 133 to have a significant effect on the financial condition or results of operations of the Company.

NOTE H   Segment Information

In 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", ("SFAS No. 131") which changed the way the Company reports information about its operating segments. The Company evaluates financial performance based on the operating income of the reportable business units.

The Company has the following reportable segments pursuant to SFAS 131: United States electrical construction and facilities services ("United States Electrical Business Units"), United States mechanical construction and facilities services ("United States Mechanical Business Units"), Canada construction and facilities services ("Canada Business Units") and United Kingdom construction and facilities services ("United Kingdom Business Units"). United States "Other" primarily represents those operations which principally provide consulting operations and maintenance services. "Other International" represents the Company's operations outside of the United States, Canada, and the United Kingdom, primarily those in the Middle East and Asia-Pacific performing electrical construction, mechanical construction and facilities services ("Other International Business Units"). Inter-segment sales are not material for any of the periods presented. The Extraordinary item - loss on early extinguishment of debt, net of income taxes, of $4.8 million for the three months ended March 31, 1998 is related to corporate administration of the Company.


The following presents information about industry segments and geographic areas:
(in thousands):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                For the three months ended
                                                                                              March 31,            March 31,
                                                                                                1999                 1998
------------------------------------------------------------------------------------------------------------------------------------
Revenues:
  United States Electrical Business Units .....................................               $219,546             $199,333
  United States Mechanical Business Units .....................................                144,583              128,610
  United States Other Business Units ..........................................                  7,929                1,510
                                                                                              --------             --------
  Total United States Operation ...............................................                372,058              329,453
  Canada Operations Business Units ............................................                 33,182               46,616
  United Kingdom Operations Business Units ....................................                134,336              112,707
  Other International Operations Business Units ...............................                    407                5,147
                                                                                              --------             --------
  Total Worldwide Operations ..................................................               $539,983             $493,923
                                                                                              ========             ========
Operating income:
  United States Electrical Business Units .....................................               $  7,597             $  5,526
  United States Mechanical Business Units .....................................                  3,698                3,002
  United States Other Business Units ..........................................                 (1,463)                (997)
                                                                                              --------             --------
  Total United States Operations ..............................................                  9,832                7,531
  Canada Operations Business Units ............................................                     79                  612
  United Kingdom Operations Business Units ....................................                   (661)                (215)
  Other  International Operations Business Units ..............................                   (256)                 (33)
  Corporate Administration ....................................................                 (3,946)              (3,960)
                                                                                              --------             --------
  Total Worldwide Operations ..................................................                  5,048                3,935

Other Corporate items:
  Interest expense ............................................................                 (2,272)              (3,137)
  Interest income .............................................................                    799                  731
                                                                                              --------             --------
  Income before taxes and
   extraordinary item .........................................................               $  3,575             $  1,529
                                                                                              ========             ========

------------------------------------------------------------------------------------------------------------------------------------
                                                                                              March 31,          December 31,
                                                                                               1999                  1998
------------------------------------------------------------------------------------------------------------------------------------
Total assets:
  United States Electrical Business Units .....................................               $283,856             $282,580
  United States Mechanical Business Units .....................................                201,381              204,469
  United States Other Business Units ..........................................                 23,221               25,725
                                                                                              ---------            --------
  Total United States Operations ..............................................                508,458              512,774
  Canada Operations Business Units ............................................                 43,337               49,463
  United Kingdom Operations Business Units ....................................                150,856              156,693
  Other  International Operations Business Units ..............................                 21,514               14,605
  Corporate Administration ....................................................                 58,240               67,467
                                                                                              --------             --------
  Total Worldwide Operations ..................................................               $782,405             $801,002
                                                                                              ========             ========

NOTE I    Subsequent Event

On April 15, 1999, the Company acquired all of the capital stock of Monumental Investment Corporation which owns all of the Poole & Kent companies, providers of mechanical services to water and wastewater treatment utilities, government agencies, transportation authorities, and commercial and industrial clients in a variety of industries. The purchase price is subject to finalization based on contingency adjustments per the purchase agreement. The acquisition will be accounted for by the purchase method.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

EMCOR Group Inc.'s ("EMCOR" or the "Company") Revenues for the three months ended March 31, 1999 and 1998 were $540.0 million and $493.9 million, respectively. Net income for the three months ended March 31, 1999 was $2.1 million compared to net loss of $4.0 million for the three months ended March 31, 1998. Basic Earnings Per Share ("Basic EPS") were $0.21 per share for the three months ended March 31, 1999 compared to a Basic EPS loss of $0.41 per share in the year earlier period. Net income for the three months ended March 31, 1998 included after-tax charges of approximately $4.8 million ($7.5 million pre-tax), or a loss of $0.49 per Basic share, associated with the early retirement of approximately $61.9 million of the Company's Series C Notes. These extraordinary charges are reflected in the accompanying Consolidated Statements of Operations under the caption "Extraordinary item - loss on early extinguishment of debt, net of income taxes".

The Company had a 9.3% increase in Revenues for the three months ended March 31, 1999 compared to 1998. The increase over the prior year period was primarily attributable to the impact of 1998 acquisitions which contributed approximately $45.0 million of additional revenues.

Gross Profit (Revenues less Cost of Sales ("GP")) increased to $52.0 million for the three months ended March 31, 1999 compared to $44.2 million for the three months ended March 31, 1998. As a percentage of Revenues, GP increased to 9.6% from 9.0% for the three months ended March 31, 1999 and 1998, respectively. The increase in GP as a percentage of Revenues was a result of increased volume in markets where higher gross profit projects are available.

Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 1999 were $46.9 million, or 8.7% of Revenues, compared to $40.3 million, or 8.2% of Revenues, for the three months ended March 31, 1998. The dollar increase in SG&A for the three months ended March 31, 1999 compared to the prior year was attributable to companies acquired during 1998 and to the increase in operating volume and corresponding increases in variable SG&A costs. The increase in SG&A as a percentage of Revenues was primarily due to the geographic area in which the Revenue was earned and the continued development of the Company's facilities services activities, which activities usually require greater SG&A than construction services.

The Company had Operating income of $5.0 million for the three months ended March 31, 1999 compared with Operating income of $3.9 million for the three months ended March 31, 1998. The increase in Operating income of $1.1 million for the year ended March 31, 1999 as compared to the same period in 1998 was due to increased Revenues and incremental Operating income attributable to businesses acquired in 1998, offset by increased expenses associated with the development of the Company's facilities services activities.

The Company's Interest expense, net decreased by $0.9 million to $1.5 million in the three months ended March 31, 1999 due to the Company's lower interest rates on borrowings, due to the repurchase and redemption of the Company's Series C Notes discussed above, offset by lower average outstanding borrowings during 1998.

The Income tax provision increased by $0.8 million to $1.5 million for the three months ended March 31, 1999, versus $0.7 million for the same period in 1998. The increase in provision was due to increased Income before taxes and extraordinary item, offset partially by a decrease in the effective income tax rate for the three months ended March 31, 1999 to 43% from 48% for 1998. The decrease in the effective income tax rate was due to changes in the tax jurisdictions in which income was earned as well as continued income tax planning strategies. A portion of the liability for Income taxes, $1.3 million for 1999 and $0.6 million for 1998, was not payable in cash due to the utilization of NOL's and was recorded as an increase in Capital surplus for both years.

The Company's backlog was $1,399.1 million at March 31, 1999 and $1,329.1 million at December 31, 1998. Between December 31, 1998 and March 31, 1999, the Company's backlog in Canada increased by $8.3 million, its backlog in the United Kingdom increased by $31.1 million and its backlog in the United States increased by $30.6 million. The increase in the Company's Canadian backlog was primarily attributable to several large contract awards in Western Canada. The increase in the United Kingdom backlog was due to the continued improvement of economic conditions in the United Kingdom and change orders on the Jubilee Line Contract. The increase in the United States backlog was due to large contract awards in the East and Midwest with two acquisitions contributing an additional $15.4 million to backlog.

United States Operations

The Company's United States operations consist of three segments: electrical construction and facilities services, mechanical construction and facilities services and other.

Revenues of electrical  construction  and  facilities  services  business  units
("Electrical Business Units") for the three months ended March 31, 1999 were $219.5 million compared to $199.5 million for the three months ended March 31, 1998. Operating income of the Electrical Business Units (before deduction of general corporate and other expenses discussed below) for the three months ended March 31, 1999 was $7.6 million or 3.4% of Revenues compared to $5.5 million or 2.8% of Revenues for the three months ended March 31, 1998. The $20.2 million increase in current quarter Revenues was attributable to $7.8 million of Revenues related to 1998 acquisitions and continuing favorable market conditions in the Eastern United States.

Revenues at mechanical  construction  and  facilities  services  business  units
("Mechanical Business Units") for the three months ended March 31, 1999 were $144.6 million compared to $128.6 million for the three months ended March 31, 1998. Operating income of the Mechanical Business Units (before deduction of general corporate and other expenses discussed below) for the three months ended March 31, 1999 was $3.7 million or 2.7% of Revenues compared to $3.0 million or 2.3% of Revenues for the three months ended March 31, 1998. The $16.0 million or 12.4% increase in Revenues were attributable to $22.3 million of Revenues from 1998 acquisitions offset by the continued planned reduction of certain business activities in the Western United States.

Other United States Revenues of $7.9 million for the three months ended March 31, 1999, which include those operations which principally provide consulting and maintenance services increased by $6.4 million compared to the same three months in 1998. The increase in Revenues was primarily attributable to 1998 acquisitions. Operating losses relative to these activities were $1.5 million and $1.0 million for the three months end March 31, 1999 and 1998, respectively. These Operating losses were primarily attributable to costs associated with the continued development of the consulting operations and maintenance services activities.

International Operations

The Company's International Operations consist of three segments: Canada construction and facilities services, United Kingdom construction and facilities services and other international construction and facilities services. Revenues of Canada construction and facilities services business units ("Canada Business Units") for the three months ended March 31, 1999 were $33.2 million compared to $46.6 million for the three months ended March 31, 1998. Operating income of the Canada Business Units was $0.1 million compared to $0.6 million for the three months ended March 31, 1999 and 1998, respectively. The decrease in both
Revenues and Operating income in the current period was primarily due to decreased level of activities in Eastern Canada and from short-term delays in the commencement of certain projects.

Revenues of United Kingdom construction and facilities services business units ("United Kingdom Business Units") for the three months ended March 31, 1999 were $134.3 million compared to $112.7 million for the three months ended March 31, 1998. Operating losses of the United Kingdom business units (before deduction of general and other expenses discussed below) for the three months ended March 31, 1999 were $0.7 million compared to $0.2 million of the three months ended March 31, 1998. The $21.6 million increase in Revenues is attributable to continued growth in the United Kingdom construction facilities services market. The activity in this segment continued to produce operating losses for the quarter ended March 31, 1999.

Other International construction and facilities services business units ("Other International Business Units") primarily consists of the Company's operations in the Middle East and Asia-Pacific. Revenues for the three months ended March 31, 1999 were $0.5 million compared to $5.1 million for the three months ended March 31, 1998. Operating losses increased by $0.2 million for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. The decline in Revenues was due to the completion of several large projects in the Middle East and Asia/Pacific markets that were active last year. The increase in Operating losses was due to costs associated with the administration and completion of the activities in these regions. The Company continues to pursue new business selectively in these markets, however, the availability of opportunities has been significantly reduced as a result of local economic factors.

General Corporate and Other Expenses

General Corporate expenses for the three months ended March 31, 1999 were $3.9 million compared to $4.0 million for the three months ended March 31, 1998. Interest expense for the three months ended March 31, 1999 was $2.3 million compared to $3.1 million for the three months ended March 31, 1998. The decrease in Interest expense was attributable to the Company's lower interest rates on borrowings, partially offset by the lower outstanding borrowings during the three months ended March 31, 1998 due to the repurchase and redemption of the Company's Series C Notes on March 18, 1998. The increase in Interest income of $0.1 million for the three months ended March 31, 1999 compared to the same three months in 1998 is attributable to increased available cash balances resulting from the sale of Convertible Subordinated Notes and net proceeds from issuance of common stock that also occurred on March 18, 1998.

Liquidity and Capital Resources

During the third quarter of 1998, the Company's Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $20.0 million of its Common Stock. As of March 31, 1999 the Company had repurchased 1,132,000 shares of its Common Stock at an aggregate cost of approximately $16.8 million.

The Company's consolidated cash balance increased by approximately $11.1 million from $83.1 million at December 31, 1998 to $94.2 million at March 31, 1999, primarily as a result of Net cash provided by operating activities of $22.1 million, partially offset by Net cash used for financing activities of $9.1 million and Net cash used in investing activities of $1.9 million.

As of March 31, 1999 the Company's total borrowing capacity under its revolving credit facility was $150.0 million. The Company had approximately $17.5 million of letters of credit outstanding as of that date. There were no revolving loans outstanding as of March 31, 1999 and December 31, 1998 under the credit facility.

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

The Company has performed a comprehensive review of its internal application systems ("Internal Systems"), including information technology ("IT") systems and Non-IT systems, to identify those systems that could be affected by the Year 2000 issue (the "Issue") and has developed a plan to resolve the Issue. The Company defines IT systems as those systems , which are software applications and related computer hardware critical to operation of the business. These IT systems would include, but not be limited to, accounting systems that encompass billing and estimating, accounts payable and payroll. Additionally, other non-accounting software applications that are part of business operations would be included. Non-IT systems would primarily include software applications and related computer hardware that are used in building systems such as, but not limited to, temperature controls, security systems and other building systems.

The Company estimates that it is approximately 90% complete with its IT Systems modifications and expects the balance of any required modifications to be completed by mid 1999. With respect to Non-IT systems, the Company has completed approximately 50% of the modifications required and anticipates that the modifications will be substantially complete by the end of the third quarter of 1999. Modification costs have and will be expensed as SG&A as incurred and costs of new software have and will be capitalized and amortized over the expected useful life of the related software.

Since the inception of the Company's efforts to address the Year 2000 issues, approximately $0.5 million has been expensed as incurred. Additional modification and testing costs to be incurred are not anticipated to exceed an additional $0.5 million. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its systems to ensure Year 2000 compliance.

The Company expects its Year 2000 conversion project to be completed before January 1, 2000. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, the Company's operations and financial results could be adversely impacted by the Year 2000 issue if the conversion schedule and cost estimate for its Internal Systems are not met or suppliers and or customers and other businesses on which the Company relies do not address the Issue successfully. The Company is requesting that its significant suppliers confirm that they have plans for achieving Year 2000 compliance. The Company continues to assess these risks in order to reduce any impact on the Company. Contingency plans include both ordering and receiving, prior to January 1, 2000, an inventory of general supplies to be used on jobs and identifying back-up suppliers for these items. Specific supplies, which may only be available from limited resources will be identified, and if necessary, ordered in advance to meet anticipated job requirements near the January 1, 2000 date.

The Company has not yet been able to clearly identify the most reasonably likely worst case scenarios, if any, and the appropriate contingency plans for such scenarios. The Company operates in a variety of markets in the United States, Canada, the United Kingdom and other countries, and in a number of local markets within these regions, consequently, it does not believe that a Company-wide risk associated with the Issue will likely exist. However, the Company will continue to monitor all identifiable scenarios and prepare contingency plans as necessary to attempt to mitigate any exposures.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The information on legal proceedings is hereby incorporated by reference to Note P of the Company's Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits
                                                   Incorporated by Reference to,
    Exhibit No      Description                         or Page Number
    ----------      -----------                   ------------------------------

      10(t)       Employment Agreement made as     Page 19
                  of March 1, 1999 between the
                  Company and Sheldon I. Cammaker

      10(u)       Continuity Agreement dated as    Page 27
                  of March 1, 1999 between the
                  Company and Sheldon I. Cammaker

      11          Computation of Basic             Note E of the Notes
                  EPS and Diluted EPS              to the Condensed Consolidated
                  for the three months             Financial Statements.
                  end March 31, 1999
                  and 1998

      27          Financial Data Schedule          Filed herewith.

(b)   No reports on Form 8-K were filed during the quarter ended March 31, 1999.

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


                                                      EMCOR GROUP, INC.
                                         ---------------------------------------
                                                        (Registrant)


Date:  May 4, 1999               By:                /s/FRANK T. MACINNIS
                                         ---------------------------------------
                                                     Frank T. MacInnis
                                                  Chairman of the Board of
                                                        Directors and
                                                  Chief Executive Officer


Date:  May 4, 1999               By:                /s/LEICLE E. CHESSER
                                         ---------------------------------------
                                                      Leicle E. Chesser
                                                   Executive Vice President
                                                  and Chief Financial Officer