Form 10-Q
period 1999-06-30
EMCOR GROUP INC
filed 1999-07-29
CIK 105634

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

                 For the quarterly period ended June 30, 1999
                                       OR


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No __

    Applicable Only To Issuers Involved In Bankruptcy Proceedings During The
                              Previous Five Years
     Indicate by check mark whether the registrant has filed all documents required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934, subsequent to the distribution of securities under a plan confirmed by a court. Yes X No __

                      Applicable Only To Corporate Issuers
     Number of shares of Common Stock outstanding as of the close of business on July 21, 1999: 9,685,138 shares.

                                EMCOR GROUP, INC.
                                      INDEX


                                                                        Page No.


PART I - Financial Information

Item 1   Financial Statements

         Condensed Consolidated Balance Sheets -
         as of June 30, 1999 and December 31, 1998                             1

         Condensed Consolidated Statements of Operations -
         three months ended June 30, 1999 and 1998                             3

         Condensed Consolidated Statements of Operations -
         six months ended June 30, 1999 and 1998                               4

         Condensed Consolidated Statements of Cash Flows -
         six months ended June 30, 1999 and 1998                               5

         Condensed Consolidated Statements of Stockholders'
         Equity and Comprehensive Income -
         six months ended  June 30, 1999 and 1998                              6

         Notes to Condensed Consolidated Financial Statements                  7


Item 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                13

PART II - Other Information

Item 1   Legal Proceedings                                                    19

Item 4   Submission of Matters to a Vote of Security Holders                  19

Item 6   Exhibits and Reports on Form 8-K                                     19

PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              June 30,             December 31,
                                                                                                1999                   1998
                                      ASSETS                                                (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
Current assets:
    Cash and cash equivalents ..................................................             $ 28,202                $ 83,053
    Accounts receivable, net ...................................................              656,613                 538,457
    Costs and estimated earnings in excess
        of billings on uncompleted contracts ...................................              108,944                  91,569
    Inventories ................................................................                7,382                   7,188
    Prepaid expenses and other .................................................                9,658                  11,702
                                                                                             --------                --------
                                                                                              810,799                 731,969
Total current assets ...........................................................

Investments, notes and other long-term
    receivables ................................................................               20,903                   6,974
Property, plant and equipment, net .............................................               37,113                  32,098
Goodwill .......................................................................               59,422                  22,745
Other assets ...................................................................                8,452                   7,216
                                                                                             --------                --------

Total assets ...................................................................             $936,689                $801,002
                                                                                             ========                ========



See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            June 30,            December 31,
                                                                                              1999                  1998
                   LIABILITIES AND STOCKHOLDERS' EQUITY                                   (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
Current liabilities:
    Borrowings under working capital credit lines...............................           $ 20,000                 $     --
    Current maturities of long-term debt and capital
       lease obligations .......................................................              1,953                    7,963
    Accounts payable ...........................................................            284,189                  246,856
    Billings in excess of costs and estimated
       earnings on uncompleted contracts .......................................            201,568                  135,094
    Accrued payroll and benefits ...............................................             64,740                   62,008
    Other accrued expenses and liabilities .....................................             63,451                   59,996
                                                                                           --------                 --------
       Total current liabilities ...............................................            635,901                  511,917

    Long-term debt and capital lease obligations ...............................            117,140                  117,274

    Other long-term obligations ................................................             53,587                   51,995
                                                                                           --------                 --------
       Total liabilities .......................................................            806,628                  681,186
                                                                                           --------                 --------

Stockholders' equity:
    Preferred stock, $0.10 par value, 1,000,000 shares..........................                 --                       --
       authorized, zero issued and outstanding
    Common stock, $0.01 par value, 1,370,000 shares
       authorized, 9,684,538 and  9,830,603 shares issued
       and outstanding or issuable, respectively................................                109                      109
    Warrants ...................................................................              2,154                    2,154
    Capital surplus ............................................................            119,026                  114,867
    Accumulated other comprehensive income .....................................               (346)                  (1,822)
    Retained earnings ..........................................................             25,954                   18,476
    Treasury stock, at cost, 1,132,000 shares
       and 957,900 shares, respectively ........................................            (16,836)                 (13,968)
                                                                                           --------                 --------

Total stockholders' equity .....................................................            130,061                  119,816
                                                                                           --------                 --------

Total liabilities and stockholders' equity .....................................           $936,689                 $801,002
                                                                                           ========                 ========


See notes to Condensed Consolidated Financial Statements

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts) (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
Three months ended June 30,                                                                     1999                    1998
------------------------------------------------------------------------------------------------------------------------------------
Revenues .......................................................................              $696,489               $545,547
Costs and expenses:
    Cost of sales ..............................................................               629,861                493,272
    Selling, general and administrative ........................................                54,622                 44,212
                                                                                              --------               --------
                                                                                               684,483                537,484
                                                                                              --------               --------
Operating income ...............................................................                12,006                  8,063
Interest expense, net ..........................................................                 2,462                  1,365
                                                                                              --------               --------
Income before income taxes .....................................................                 9,544                  6,698
Provision for income taxes .....................................................                 4,117                  3,024
                                                                                              --------               --------
Net income .....................................................................              $  5,427               $  3,674
                                                                                              ========               ========
Basic earnings per share .......................................................              $   0.56               $   0.34
                                                                                              ========               ========
Diluted earnings per share .....................................................              $   0.45               $   0.31
                                                                                              ========               ========


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts) (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
Six months ended June 30,                                                                       1999                  1998
------------------------------------------------------------------------------------------------------------------------------------
Revenues .......................................................................             $1,236,472            $1,039,470
Costs and expenses:
    Cost of sales ..............................................................              1,117,889               942,955
    Selling, general and administrative ........................................                101,529                84,517
                                                                                             ----------            ----------
                                                                                              1,219,418             1,027,472
                                                                                             ----------            ----------
Operating income ...............................................................                 17,054                11,998
Interest expense, net ..........................................................                  3,935                 3,771
                                                                                             ----------            ----------

Income before income taxes and extraordinary
    item .......................................................................                 13,119                 8,227
Provision for income taxes .....................................................                  5,641                 3,751
                                                                                             ----------            ----------
Income before extraordinary item ...............................................                  7,478                 4,476
Extraordinary item - loss on early
    extinguishment of debt, net of income taxes ................................                     --                (4,777)
                                                                                             ----------            ----------

Net income (loss) ..............................................................             $    7,478            $     (301)
                                                                                             ==========            ==========

Basic earnings (loss) per share:
Income before extraordinary item ...............................................             $     0.77            $     0.44
Extraordinary item - loss on early
    extinguishment of debt, net of income taxes ................................                     --                 (0.47)
                                                                                             ----------            ----------
Basic earnings(loss) per share .................................................             $     0.77            $    (0.03)
                                                                                             ==========            ==========

Diluted earnings (loss) per share:
Income before extraordinary item ...............................................             $     0.66            $     0.41
Extraordinary item - loss on early
    extinguishment of debt, net of income taxes ................................                     --                 (0.44)
                                                                                             ----------            ----------
Diluted earnings (loss) per share ..............................................             $     0.66            $    (0.03)
                                                                                             ==========            ==========


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
Six months ended June 30,                                                                        1999                  1998
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income (loss)...........................................................              $  7,478               $   (301)
    Extraordinary item - loss on early extinguishment of debt,
      net of income taxes.......................................................                    --                  4,777
    Depreciation and amortization...............................................                 5,233                  4,128
    Amortization of goodwill....................................................                 1,419                    186
    Other non-cash expenses ....................................................                 4,730                  2,885
    Changes in operating assets and liabilities ................................               (28,183)               (11,883)
                                                                                              --------               --------
Net cash used in operating activities ..........................................                (9,323)                  (208)
                                                                                              --------               --------

Cash flows from financing activities:
    Issuance of Convertible subordinated notes .................................                    --                115,000
    Net proceeds from sale of Common stock .....................................                    --                 22,485
    Purchase of Treasury stock .................................................                (2,868)                    --
    Debt issuance costs ........................................................                    --                 (4,074)
    Payment of Series C Notes ..................................................                    --                (61,854)
    Premiums paid on early extinguishment of debt ..............................                    --                 (2,437)
    Payment of Supplemental SellCo Note ........................................                    --                 (5,464)
    Borrowings(payments)under working capital credit lines .....................                20,000                 (9,497)
    Payment of long-term debt and capital lease obligations.....................                (6,157)                  (196)
    Exercise of stock options ..................................................                   221                    289
                                                                                              --------               --------
Net cash provided by financing activities ......................................                11,196                 54,252
                                                                                              --------               --------

Cash flows from investing activities:
    Purchase of Property, plant and equipment, net .............................                (5,177)                (5,450)
    Acquisition of businesses ..................................................               (53,752)                (1,398)
    Decrease (increase) in Investments, notes and other long-term
      receivables ..............................................................                 2,205                 (1,160)
                                                                                              --------               --------
Net cash used in investing activities ..........................................               (56,724)                (8,008)
                                                                                              --------               --------

(Decrease)increase in cash and cash equivalents ................................               (54,851)                46,036
Cash and cash equivalents at beginning of period ...............................                83,053                 49,376
                                                                                              --------               --------
Cash and cash equivalents at end of period .....................................              $ 28,202               $ 95,412
                                                                                              ========               ========

Supplemental cash flow information:
    Cash paid for:
       Interest ................................................................              $  3,325               $  1,847
       Income Taxes ............................................................              $  3,610               $    579


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(In thousands) (Unaudited)
====================================================================================================================================
                                                                                 Accumulated     Retained
                                                                                    other        earnings
                                             Common                   Capital   comprehensive  (accumulated  Treasury  Comprehensive
                                Total        stock       Warrants     surplus   income(loss)(1)   deficit)     stock   income (loss)
====================================================================================================================================
Balance, January 1, 1999      $119,816     $    109     $  2,154     $114,867     $ (1,822)    $ 18,476     $(13,968)
  Net income                     7,478           --           --           --           --        7,478           --     $ 7,478
  Foreign currency
   translation adjustments       1,476           --           --           --        1,476           --           --       1,476
                                                                                                                         -------
  Comprehensive income              --           --           --           --           --           --           --     $ 8,954
                                                                                                                         =======
  NOL utilization, net           3,938           --           --        3,938           --           --           --
  Common stock issued under
   stock option plans              221           --           --          221           --           --           --
  Treasury stock repurchased    (2,868)          --           --           --           --           --       (2,868)
                              --------     --------     --------     --------     --------     --------     --------
Balance, June 30, 1999        $130,061     $    109     $  2,154     $119,026     $   (346)    $ 25,954     $(16,836)
                              ========     ========     ========     ========     ========     ========     ========

Balance, January 1, 1998      $ 95,323     $     96     $  2,154     $ 87,107     $   (195)    $  6,161           --     $  (301)
  Net loss                        (301)          --           --           --           --         (301)          --
  Foreign currency                                                                                                          (275)
   translation adjustments        (275)          --           --           --         (275)          --           --     -------
                                                                                                                         $  (576)
  Comprehensive loss                --           --           --           --           --           --           --     =======

  NOL utilization, net           1,845           --           --        1,845           --           --           --
  Issuance of common stock      22,485           11           --       22,474           --           --           --
  Tax effect of extraordinary
   item                         (2,715)          --           --       (2,715)          --           --           --
  Common Stock issued
   under stock option plans        289           --           --          289           --           --           --
                              --------     --------     --------     --------     --------     --------     --------
Balance, June 30, 1998        $116,651     $    107     $  2,154     $109,000     $   (470)    $  5,860           --
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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly the financial position of the Company and the results of its operations. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

Certain reclassifications of prior year amounts have been made to conform to current year presentation.

NOTE B   Goodwill

Goodwill at June 30, 1999 was approximately $59.4 million, which represents the excess of cost over fair market value of net identifiable assets of companies acquired in purchase transactions. The increase in Goodwill of $36.7 million, net of amortization of $1.4 million for the six months ended June 30, 1999, was primarily attributable to two acquisitions in the three months ended June 30, 1999. In April 1999, the Company acquired all of the capital stock of Monumental Investment Corporation which owns all of the capital stock of the Poole & Kent group of companies, providers of mechanical services to water and wastewater treatment facilities, government agencies, transportation authorities, and commercial and industrial clients in a variety of industries. The accounting for this transaction is of a preliminary basis and is subject to certain purchase accounting adjustments. The purchase price is also subject to finalization based on contingency adjustments per the purchase agreement. In May 1999, the Company acquired all of the capital stock of Energy Systems Industries, providers of operations, maintenance and consulting services for commercial, industrial and institutional clients. The goodwill associated with these transactions will be amortized on a straight-line basis over 20 year periods. The total purchase price paid in 1999 in connection with these two acquisitions, plus additional payments by reason of earn-out terms in connection with prior acquisitions, was $53.8 million.

At the end of each quarter, the Company reviews events and changes in circumstances, if any, to determine whether the recoverability of the carrying value of Goodwill should be reassessed. Should events or circumstances indicate that the carrying value may not be recoverable based on undiscounted future cash flows, an impairment loss measured by the difference between the discounted future cash flows (or another acceptable method for determining fair value) and the carrying value of Goodwill would be recognized by the Company.

NOTE C   Long-Term Debt

Long-term  debt  in  the  accompanying  Condensed  Consolidated  Balance  Sheets consists of the  following  amounts at June 30, 1999 and  December  31, 1998 (in thousands):
------------------------------------------------------------------------------------------------------------------------------------
                                                              June 30,         December 31,
                                                                1999              1998
-------------------------------------------------------------------------------------------------------------------------
Convertible subordinated notes, at 5.75% , due 2005           $115,000          $115,000
Note payable, due 1999                                              --             6,164
Other                                                            4,093             4,073
                                                              --------          --------
                                                               119,093           125,237
Less: current maturities                                        (1,953)           (7,963)
                                                              --------          --------

                                                              $117,140          $117,274
                                                              ========          ========

On March 18, 1998, the Company called for redemption approximately $61.9 million principal amount of Series C Notes and irrevocably funded such amounts, together with a redemption premium, with the trustee of the Indenture under which the Series C Notes were issued. In accordance with the Indenture governing the Series C Notes, the redemption price of the Series C Notes was 104% of the principal amount redeemed. The Company recorded an extraordinary loss related to the early retirement of debt amounting to approximately $4.8 million, net of income taxes. The extraordinary loss consisted primarily of the write-off of the associated debt discount plus the redemption premium and other costs associated with the redemption, net of income tax benefits.

On March 18, 1998, the Company sold, pursuant to an underwritten public offering, $100.0 million principal amount of 5.75% Convertible Subordinated Notes ("Subordinated Notes"). On March 24, 1998, the underwriter of the Subordinated Notes offering exercised in full its over-allotment option to purchase an additional $15.0 million of Subordinated Notes, and accordingly, Subordinated Notes in the additional principal amount of $15.0 million were issued. The Subordinated Notes will mature in April 2005 and are general unsecured obligations of the Company, subordinated in right to all existing and future Senior Indebtedness (as defined in the indenture pursuant to which Subordinated Notes were issued (the "Subordinated Indenture") of the Company.

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

NOTE D   Income Taxes

The Company files a consolidated federal income tax return including all U.S. subsidiaries. At June 30, 1999, the Company had net operating loss carryforwards ("NOLs") for U.S. income tax purposes of approximately $140.0 million, which expire in the years 2007 through 2012. The NOLs are subject to review by the Internal Revenue Service. Future changes in ownership of the Company, as defined by Section 382 of the Internal Revenue Code, could limit the amount of the Company's NOLs available for use in any one year.

As a result of the adoption of Fresh-Start Accounting, the tax benefit of any net operating loss carryforwards or net deductible temporary differences which existed as of the date of the Company's emergence from Chapter 11 in December 1994 will result in a charge to the tax provision (provision in lieu of income taxes) and be allocated to Capital surplus.

The Company has provided a valuation allowance as of June 30, 1999 for the full amount of the tax benefit of its remaining NOLs and other deferred tax assets. Income tax expense recorded for the three and six month periods ended June 30, 1999 and 1998 represent a provision primarily for federal, foreign and state and local income taxes. The Company's utilization of NOLs and other deferred tax assets for the six month periods ended June 30, 1999 and 1998 of approximately $3.9 million and $1.8 million have been added to Capital surplus, respectively.

NOTE E   Earnings Per Share

The following tables summarize the Company's calculation of Basic and Diluted Earnings per Share ("EPS") for the three and six month periods ended June 30, 1999 and 1998:
                                   ---------------------------------------------
                                                  Three months ended
                                                     June 30, 1999
                                   ---------------------------------------------
                                        Income          Shares         Per Share
                                      (Numerator)     (Denominator)      Amount
                                      -----------     -------------    ---------
Basic EPS
Net income available to common
  stockholders                         $5,427,000      9,672,355         $0.56
                                                                         =====
Effect of Dilutive Securities:
  Options                                      --        196,057
  Warrants                                     --        351,385
  Convertible Subordinated Notes        1,022,000      4,206,291
                                       ----------      ---------
Diluted EPS                            $6,449,000     14,426,088         $0.45
                                       ==========     ==========         =====
                                   ---------------------------------------------
                                                   Six months ended
                                                     June 30, 1999
                                   ---------------------------------------------
                                        Income          Shares         Per Share
                                      (Numerator)     (Denominator)      Amount
                                      -----------     -------------    ---------
Basic EPS
Income before extraordinary item
  available to common stockholders     $7,478,000      9,697,473         $0.77
                                                                         =====
Effect of Dilutive Securities:
  Options                                      --        249,340
  Warrants                                     --        249,408
  Convertible Subordinated Notes        2,044,000      4,206,291
                                       ----------      ---------
Diluted EPS - before extraordinary
  item                                 $9,522,000     14,402,512         $0.66
                                       ==========     ==========         =====
                                   ---------------------------------------------
                                                  Three months ended
                                                     June 30, 1998
                                   ---------------------------------------------
                                        Income          Shares         Per Share
                                      (Numerator)     (Denominator)      Amount
                                      -----------     -------------    ---------
Basic EPS
Net income available to common
   stockholders                        $3,674,000     10,725,320         $0.34
                                                                         =====
Effect of Dilutive Securities:
  Options                                      --        244,979
  Warrants                                     --        322,938
  Convertible Subordinated Notes        1,081,000      4,206,291
                                       ----------      ---------
Diluted EPS                            $4,755,000     15,499,528         $0.31
                                       ==========     ==========         =====
                                   ---------------------------------------------
                                                   Six months ended
                                                     June 30, 1998
                                   ---------------------------------------------
                                        Income          Shares         Per Share
                                      (Numerator)     (Denominator)      Amount
                                      -----------     -------------    ---------
Basic EPS
Income before extraordinary item
  available to common stockholders     $4,476,000     10,247,819         $0.44
                                                                         =====
Effect of Dilutive Securities:
  Options                                      --        250,939
  Warrants                                     --        337,330
                                       ----------      ---------
Diluted EPS - before extraordinary
  item                                 $4,476,000     10,836,088         $0.41
                                       ==========     ==========         =====

For the six month period ended June 30, 1998, the "if converted" amount of Notes and related after-tax interest expense were excluded from the denominator and numerator, respectively, in the calculation of Diluted EPS as the effect would be antidilutive. For the six month period ended June 30, 1999, 305,000 options were excluded from the calculation of Diluted EPS as the inclusion of the options would be antidilutive.

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

As a part of a program previously authorized by the Board of Directors, the Company purchased 174,100 shares of its common stock in the six months ended June 30, 1999 at an aggregate cost of approximately $2.9 million. This amount is classified as a component of "Treasury stock, at cost" in the accompanying Condensed Consolidated Balance Sheet
 .
NOTE G   New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133" or "the Statement"), which establishes accounting and reporting standards requiring derivative instruments, as defined, to be measured in the financial statements at fair value. The Statement also requires that changes in the derivatives' fair value be recognized currently in earnings unless certain accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal quarters beginning after June 15, 2000 and cannot be applied retroactively. The Company currently has two forward exchange contracts which are designated as hedges against intercompany loans to the Company's U.K. subsidiary. The Company does not expect the provision of SFAS No. 133 to have a significant effect on the financial condition or results of operations of the Company.

NOTE H   Segment Information

In 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", ("SFAS No. 131") which changed the way the Company reports information about its operating segments. The Company evaluates financial performance based on the operating income of the reportable business units.

The Company has the following reportable segments pursuant to SFAS 131: United States electrical construction and facilities services ("United States Electrical Business Units"), United States mechanical construction and facilities services ("United States Mechanical Business Units"), Canada construction and facilities services ("Canada Business Units") and United Kingdom construction and facilities services ("United Kingdom Business Units"). United States "Other" primarily represents those operations that principally provide consulting operations and maintenance services. "Other International" represents the Company's operations outside of the United States, Canada, and the United Kingdom, primarily those in the Middle East and Asia performing electrical construction, mechanical construction and facilities services ("Other International Business Units"). Inter-segment sales are not material for any of the periods presented. The Extraordinary item - loss on early extinguishment of debt, net of income taxes, of $4.8 million for the six months ended June 30, 1998 is related to corporate administration of the Company.


The following presents information about industry segments and geographic areas:
(In thousands):
------------------------------------------------------------------------------------------------------------------------------------
                                                                        For the three months ended       For the six months ended
                                                                          June 30,     June 30,          June 30,       June 30,
                                                                           1999          1998              1999          1998
------------------------------------------------------------------------------------------------------------------------------------
Revenues:
  United States Electrical Business Units ............................  $231,946       $220,977       $  451,492       $  420,310
  United States Mechanical Business Units ............................   275,580        151,364          420,164          279,974
  United States Other Business Units .................................    22,822          2,875           30,750            4,385
                                                                        --------       --------         --------       ----------
  Total United States Operation ......................................   530,348        375,216          902,406          704,669
  Canada Operations Business Units ...................................    41,579         49,663           74,762           96,279
  United Kingdom Operations Business Units ...........................   124,447        118,324          258,782          231,031
  Other International Operations Business Units ......................       115          2,344              522            7,491
                                                                        --------       --------       ----------       ----------
  Total Worldwide Operations .........................................  $696,489       $545,547       $1,236,472       $1,039,470
                                                                        ========       ========       ==========       ==========
Operating income:
  United States Electrical Business Units ............................  $  8,026       $  7,382       $   15,623       $   12,908
  United States Mechanical Business Units ............................     9,238          5,182           12,936            8,184
  United States Other Business Units .................................    (1,112)        (1,159)          (2,575)          (2,156)
                                                                        --------       --------       ----------       ----------
  Total United States Operations .....................................    16,152         11,405           25,984           18,936
  Canada Operations Business Units ...................................     1,470          1,826            1,549            2,438
  United Kingdom Operations Business Units ...........................      (876)          (208)          (1,537)            (424)
  Other International Operations Business Units ......................      (433)          (663)            (689)            (695)
  Corporate Administration ...........................................    (4,307)        (4,297)          (8,253)          (8,257)
                                                                        --------       --------       ----------       ----------
  Total Worldwide Operations .........................................    12,006          8,063           17,054           11,998

Other Corporate items:
  Interest expense ...................................................    (2,706)        (3,182)          (4,978)          (6,319)
  Interest income ....................................................       244          1,817            1,043            2,548
                                                                        --------       --------       ----------       ----------
  Income before taxes and
   extraordinary item ................................................  $  9,544       $  6,698       $   13,119       $    8,227
                                                                        ========       ========       ==========       ==========

------------------------------------------------------------------------------------------------------------------------------------
                                                                                     June 30,           December 31,
                                                                                       1999                  1998
------------------------------------------------------------------------------------------------------------------------------------
Total assets:
  United States Electrical Business Units .....................................      $292,678             $282,580
  United States Mechanical Business Units .....................................       368,237              204,469
  United States Other Business Units ..........................................        54,911               25,725
                                                                                     --------             --------
  Total United States Operations ..............................................       715,826              512,774
  Canada Operations Business Units ............................................        46,277               49,463
  United Kingdom Operations Business Units ....................................       129,993              156,693
  Other  International Operations Business Units ..............................        19,647               14,605
  Corporate Administration ....................................................        24,946               67,467
                                                                                     --------             --------
  Total Worldwide Operations ..................................................      $936,689             $801,002
                                                                                     ========             ========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

EMCOR Group, Inc.'s ("EMCOR" or the "Company") Revenues for the three months ended June 30, 1999 and 1998 were $696.5 million and $545.6 million, respectively. Net income for the three months ended June 30, 1999 was $5.4 million, an improvement of $1.7 million over the comparable period in 1998. Basic Earnings per Share ("Basic EPS") were $0.56 per share for the three months ended June 30, 1999, a 65% increase over Basic EPS of $0.34 per share for the same 1998 period. Diluted Earnings per Share ("Diluted EPS") were $0.45 per share for the three months ended June 30, 1999, a 45% increase over Diluted EPS of $0.31 per share for the same 1998 period. The increase in Revenues and Net income for 1999 compared to 1998 is primarily attributable to acquisitions completed in 1998 and 1999.

Revenues for the six months ended June 30, 1999 and 1998 were $1,236.5 million and $1,039.5 million respectively. Net income for the six months ended June 30, 1999 was $7.5 million compared to a net loss of $0.3 million for the six months ended June 30, 1998. Basic EPS were $0.77 per share for the six months ended June 30, 1999 compared to Basic EPS loss of $0.03 per share in the year earlier period. Diluted EPS were $0.66 per share compared to Diluted EPS loss of $0.03 per share for the six months ended June 30, 1999 and 1998, respectively. Net income for the six months ended June 30, 1998 included after-tax charges of approximately $4.8 million ($7.5 million pre-tax), or a Basic EPS loss of $0.47 and a Diluted EPS loss of $0.44, respectively, associated with the early retirement of approximately $61.9 million of the Company's Series C Notes. These extraordinary charges are reflected in the accompanying Consolidated Statements of Operations under the caption "Extraordinary item - loss on early extinguishment of debt, net of income taxes". The increase in Revenues and Net income for the six months ended June 30, 1999 versus the same period in 1998 is also primarily attributable to acquisitions completed in 1998 and 1999.

Gross Profit (Revenues less Cost of sales) ("GP") increased to $66.6 million for the three months ended June 30, 1999 compared to $52.3 million for the three months ended June 30, 1998. As a percentage of Revenues, GP remained level at 9.6% for the three months ended June 30, 1999 and 1998. GP increased to $118.6 million for the six months ended June 30, 1999, a $22.1 million increase over the GP of $96.5 million for the six months ended June 30, 1998. As a percentage of Revenues, GP increased to 9.6% from 9.3% for the six months ended June 30, 1999 and 1998, respectively.

Selling, general and administrative expenses ("SG&A") for the three months ended June 30, 1999 were $54.6 million, or 7.8% of Revenues, compared to $44.2 million, or 8.1% of Revenues for the three months ended June 30, 1998. SG&A expenses for the six months ended June 30, 1999 were $101.6 million compared to $84.5 million for the same period in 1998. The dollar increase in SG&A for the three and six months ended June 30, 1999 compared to the comparable prior year periods was primarily attributable to companies acquired during 1998 and 1999. The decrease in SG&A as a percentage of Revenues was primarily due to the geographic area in which the Revenue was earned and the generally lower SG&A costs for acquired companies. This decrease was offset partially by increases due to the continued development of the Company's facilities services operations, which operations generally require greater SG&A than construction services.

The Company had Operating income of $12.0 million, or 1.7% of Revenues, for the three months ended June 30, 1999 compared with Operating income of $8.1 million, or 1.5% of Revenues, for the three months ended June 30, 1998. Operating income for the six months ended June 30, 1999 was $17.1 million or 1.4 % of Revenues, compared to $12.0 million or 1.2 % of Revenues for the same 1998 period. The increase in Operating income for the three and six months ended June 30, 1999 as compared to the same periods in 1998 was primarily due to increased Revenue and Operating income attributable to businesses acquired in 1998 and 1999.


EMCOR's Interest expense, net, increased by $1.1 million for the three months ended June 30, 1999 primarily due to borrowings on its working capital credit line in the 1999 period, and reduced cash available to invest in 1999 when compared to the same 1998 period, due primarily to payments for companies acquired during the second quarter of 1999. For the six months ended June 30, 1999 Interest expense, net, increased by $0.1 million compared to the six months ended June 30, 1998. This increase in Interest expense, net, for the six month comparable periods was due to the reasons cited above for the three month comparable periods, offset by borrowings at lower interest rates plus more cash available to invest during the first three months of 1999 versus the first three months of 1998.

The Income tax provision increased to $4.1 million for the three months ended June 30, 1999, versus $3.0 million for the same period in 1998. For the six months ended June 30, 1999 the Income tax provision increased to $5.6 million compared to $3.8 million for the same 1998 period. The increase in provision was due to increased Income before taxes and extraordinary item, offset partially by a decrease in the effective income tax rate for the three and six months ended June 30, 1999. The decrease in the effective income tax rate was due to changes in the tax jurisdictions in which income was earned as well as continued income tax planning strategies. A portion of the liability for income taxes, $3.9 million for 1999 and $1.8 million for 1998, is not payable in cash due to the utilization of NOL's and was recorded as an increase in Capital surplus for both years.

The Company's backlog was $1,800.7 million at June 30, 1999 and $1,329.1 million at December 31, 1998. Between December 31, 1998 and June 30, 1999, the Company's backlog in Canada increased by $25.2 million, its backlog in the United Kingdom and Other International Operations decreased by $61.2 million and its backlog in the United States increased by $435.6 million. The increase in the Company's Canadian backlog was primarily attributable to several large contract awards in Western Canada. The decrease in the United Kingdom and Other International backlog was due to the completion in the first quarter of 1999 of previously awarded change orders on the Jubilee Line contract. The increase in the United States backlog was due to two acquisitions in the second quarter contributing an additional $460.0 million to backlog, offset by decreases in backlog due primarily to the completion of certain major projects in the Western United States. The Company's backlog as of June 30, 1998 was $1.094.5 million. Excluding acquisitions, backlog has risen $80.0 million or 7.3%.

United States Operations

The Company's United States operations consist of three segments: electrical construction and facilities services, mechanical construction and facilities services and other services.

Revenues of electrical construction and facilities services business units ("Electrical Business Units") for the three months ended June 30, 1999 were $231.9 million compared to $221.0 million for the three months ended June 30, 1998. Operating income of the Electrical Business Units (before deduction of general corporate and other expenses discussed below) for the three months ended June 30, 1999 was $8.0 million or 3.4% of Revenues compared to $7.4 million or 3.3% of Revenues for the three months ended June 30, 1998. Revenues for the six months ended June 30, 1999 were $451.5 million compared to $420.3 million for the same six months in 1998. Operating income was $15.6 million or 3.5% of Revenues for the six months of 1999, an increase of $2.7 million compared to $12.9 million or 3.1% of Revenues for the same six months of 1998. The increase in Revenues and Operating income for both the three and six month comparable periods was primarily attributable to acquisitions made during 1998 which did not have a full period of results in 1998, combined with sustained market strength in the Eastern United States driven by renovation projects and new construction.

Revenues of mechanical construction and facilities services business units ("Mechanical Business Units") for the three months ended June 30, 1999 were $275.6 million compared to $151.4 million for the three months ended June 30, 1998. Operating income of the Mechanical Business Units (before deduction of general corporate and other expenses discussed below) for the three months ended June 30, 1999 was $9.2 million or 3.4% of Revenues compared to $5.2 million or 3.4% of Revenues for the three months ended June 30, 1998. Revenues for the six months ended June 30, 1999 were $420.2 million versus $280.0 million for the six months ended June 30, 1998. Operating income was $12.9 million, or 3.1% of Revenues, for the six months of 1999, a $4.7 million increase compared to $8.2 million, or 2.9% of Revenues, for the same six months of 1998. Acquisitions contributed approximately $129.9 million and $156.1 million to the increase in Revenues in the three and six month comparable periods, respectively. The increase in Revenues was due to acquisitions and was partially offset by the continued planned reduction of certain operations and completion of several major projects, primarily in the Western United States.

Other United States Revenues of $22.8 million for the three months ended June 30, 1999, which include those operations that principally provide consulting and maintenance services, increased by $19.9 million compared to the same three months in 1998. Revenues for the six months ended June 30, 1999 were $30.8 million compared to $4.4 million for the six months ended June 30, 1998. The increase in Revenues for both the three and six month comparable periods was primarily attributable to 1998 and second quarter 1999 acquisitions. Operating losses attributable to consulting and maintenance services were $1.1 million and $1.2 million for the three months end June 30, 1999 and 1998, respectively. Operating losses for the six months ended June 30, 1999 and 1998 were $2.6 million and $2.2 million, respectively. The Operating losses for both the three and six month comparable periods were primarily attributable to costs associated with the continued development of the consulting operations and maintenance services activities.

International Operations

The Company's International Operations consist of three segments: Canada construction and facilities services, United Kingdom construction and facilities services and other international construction and facilities services. Revenues of Canada construction and facilities services business units ("Canada Business Units") for the three months ended June 30, 1999 were $41.6 million compared to $49.7 million for the three months ended June 30, 1998. Revenues for the six months ended June 30, 1999 and 1998 were $74.8 million and $96.3 million, respectively. Operating income of the Canada Business Units was $1.5 million compared to $1.8 million for the three months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998, operating income was $1.6 million and $2.4 million, respectively. The decrease in both Revenues and Operating income in the 1999 periods compared to 1998 was primarily due to a reduced level of activities in Eastern Canada and from delays early in 1999 on the commencement of certain projects. The impact of decreased Revenues on Operating income has been partially offset by increased GP as a percentage of Revenues in both the three and six month periods of 1999.

Revenues of United Kingdom construction and facilities services business units ("United Kingdom Business Units") for the three months ended June 30, 1999 were $124.4 million compared to $118.3 million for the three months ended June 30, 1998. Revenues for the six months ended June 30, 1999 and 1998 were $258.8 million and $231.0 million, respectively. Operating losses of the United Kingdom business units (before deduction of general and other expenses discussed below) for the three months ended June 30, 1999 were $0.9 million compared to $0.2 million for the three months ended June 30, 1998. Operating losses for the six months ended June 30, 1999 and 1998 were $1.5 million and $0.4 million, respectively. The increase in Revenues for both the three and six month comparable periods is primarily attributable to continued growth in selected construction and facilities services markets, combined with an increase in revenue associated with two major projects. The activity in this segment continued to produce operating losses for the three and six month periods ended June 30, 1999.

Other International construction and facilities services business units ("Other International Business Units") primarily consists of the Company's operations in the Middle East and Asia. Revenues for the three months ended June 30, 1999 were $0.1 million compared to $2.3 million for the three months ended June 30, 1998. Revenues for the six months ended June 30, 1999 and 1998 were $0.5 million and $7.5 million, respectively. Operating losses decreased by $0.3 million to $0.4 million for the three months ended June 30, 1999 compared to $0.7 million for the three months ended June 30, 1998. Operating losses for the six months ended June 30, 1999 and 1998 were $0.7 million. The decline in Revenues for both the three and six month comparable period, was due to the completion of several large projects in the Middle East and Asia markets that were active last year, as well as a reduction of the level of ownership and related share of revenues for certain joint ventures. The Operating losses were due to costs associated with the administration and completion of the activities in these regions. The Company continues to pursue new business selectively in these markets; however, the availability of opportunities has been reduced significantly as a result of local economic factors.


General Corporate and Other Expenses

General Corporate expenses for the three months ended June 30, 1999 and 1998 were $4.3 million and $8.3 million for the six months ended June 30, 1999 and 1998. Interest expense for the three months ended June 30, 1999 was $2.7 million compared to $3.2 million for the same three months in 1998. Interest expense for the six months ended June 30, 1999 was $5.0 million compared to $6.3 million for the six months ended June 30, 1998. Interest income for the three months ended June 30, 1999 was $0.2 million compared to $1.8 million for the three months ended June 30, 1998. For the six months ended June 30, 1999, Interest income was $1.0 million, a $1.6 million decrease from $2.6 million for the same period in 1998. For the three month periods ended June 30, 1999 and 1998, both Interest expense and Interest income were impacted by borrowings on working capital credit lines in the 1999 period and reduced cash available to invest in 1999 than in the 1998 period. The six month comparable periods were impacted by the reasons cited for the three month periods, offset by borrowings at lower interest rates, and more cash available to invest during the first three months of 1999 versus the first three months of 1998.

Liquidity and Capital Resources

During the third quarter of 1998, the Company's Board of Directors authorized a stock repurchase program under which the Company could repurchase up to $20.0 million of its Common Stock. As of June 30, 1999 the Company had cumulatively repurchased 1,132,000 shares of its Common Stock at an aggregate cost of approximately $16.8 million.

The Company's consolidated cash balance decreased by approximately $54.9 million from $83.1 million at December 31, 1998 to $28.2 million at June 30, 1999, as a result of Net cash used in operating activities of $9.3 million, Net cash used in investing activities of $56.7 million (primarily due to cash paid for acquisitions of $53.8 million), offset by Net cash provided by financing activities of $11.2 million.

As of June 30, 1999 the Company's total borrowing capacity under its revolving credit facility was $150.0 million. The Company had approximately $17.5 million of letters of credit outstanding as of that date. There were $20.0 million of revolving loans outstanding as of June 30, 1999 and none at December 31, 1998 under the credit facility.

The Company believes that current cash balances and borrowing capacity available under its line of credit, combined with cash expected to be generated from operations, will be sufficient to provide short-term and foreseeable long-term liquidity and meet expected capital expenditure requirements.

Year 2000

The Year 2000 issue concerns the inability of information systems to properly recognize and process date sensitive information beyond January 1, 2000.

The Company has performed a comprehensive review of its internal application systems ("Internal Systems"), including information technology ("IT") systems and Non-IT systems, to identify those systems that could be affected by the Year 2000 issue (the "Issue") and has developed a plan to resolve the Issue. The Company defines IT systems as those systems, which are software applications and related computer hardware critical to operation of its business. These IT systems include, but are not limited to, accounting systems that encompass billing and estimating, accounts payable and payroll. Additionally, IT systems include other non-accounting software applications that are part of business operations. Non-IT systems would primarily include software applications and related computer hardware that are used in building systems such as, but not limited to, temperature controls, security systems and other building systems.

The Company estimates that it is approximately 90% complete with required modifications to its IT Systems and expects the balance of any required modifications to be completed by October, 1999. With respect to Non-IT systems, the Company has completed approximately 75% of the modifications required and anticipates that the modifications will be substantially complete by the end of the third quarter of 1999. Modification costs have and will be expensed as SG&A as incurred and costs of new software have and will be capitalized and amortized over the expected useful life of the related software.

Since the inception of the Company's efforts to address the Year 2000 issues, approximately $0.6 million has been expensed as incurred. Additional modification and testing costs to be incurred are not anticipated to exceed an additional $0.4 million. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its systems to ensure Year 2000 compliance.

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

The Company has not yet been able to clearly identify the most reasonably likely worst case scenarios, if any, and the appropriate contingency plans for such scenarios. The Company operates in a variety of markets in the United States, Canada, the United Kingdom and other countries, and in a number of local markets within these regions. Consequently, it does not believe that a Company-wide risk associated with the Issue will likely exist. However, the Company will continue to monitor all identifiable scenarios and prepare contingency plans as necessary to attempt to mitigate any exposures.

Based on currently available information, the Company does not believe that the matters discussed above related to its Internal Systems or to services provided to customers will have a material adverse impact on the Company's financial condition or overall trends in results of operations; however, it is uncertain to what extent the Company may be affected by such matters. In addition, there can be no assurance that the failure to ensure Year 2000 capability by a supplier, customer or another third party will not have a material adverse effect on the Company.



This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995, particularly statements regarding market opportunities, market share growth, competitive growth, gross profit, and selling, general and administrative expenses. These forward-looking statements involved risks and uncertainties, that could cause actual results to differ materially from those in any such forward-looking statements. Such factors include, but are not limited to adverse changes in general economic conditions, including changes in the specific markets for the Company's services, adverse business conditions, decreased or lack of growth in the mechanical and electrical construction and facilities services industries, increased competition, pricing pressures, risks associated with foreign operations and other factors.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS


Except as hereafter indicated, the information on legal proceedings is hereby incorporated by reference to Note P of the Company's Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The arbitrator in the arbitration proceeding arising out of the participation of the Company's subsidiary Dynalectric Company ("Dynalectric") in a joint venture with Computran has made an award requiring Dynalectric to pay Computran damages, plus interest thereon, and certain costs of the arbitration. As a consequence, Dynalectric is required to pay to Computran approximately $468,000 (net of amounts for which a third party has agreed to indemnify Dynalectric) in respect of the damage and related interest award and approximately $190,000 (net of amounts for which a third party has agreed to indemnify Dynalectric) in respect of the award of costs representing a portion of the arbitrator's fees and expenses and a portion of Computran's legal fees and related expenses. In addition, Dynalectric is to pay interest on the foregoing amounts from the date of the award until paid. Computran has made a motion in the Superior Court of New Jersey to confirm the award as it relates to the damage and related interest award but to have the award vacated as to the award of costs(including legal fees) and has requested the Court to determine and grant Computran's legal fees and costs. Dynalectric will not object to the confirmation of the damage and related interest award and will seek to have confirmed the award as to costs (including legal fees).

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

  Exhibit No                 Description                           Page Number

    10(a)               Amended and Restated                            22
                        Employment Agreement  dated
                        as of May 4, 1999 between
                        the Company and Frank T. MacInnis

    10(b)               Amended and Restated                            32
                        Employment Agreement dated
                        as of May 4, 1999 between
                        the Company and Sheldon I. Cammaker

    10(c)               Amended and Restated                            41
                        Employment Agreement dated
                        as of May 4, 1999 between
                        the Company and Leicle E. Chesser

    10(d)               Amended and Restated                            50
                        Employment Agreement dated
                        as of May 4, 1999 between
                        the Company and Thomas D. Cunningham

    10(e)               Amended and Restated                            59
                        Employment Agreement dated
                        as of May 4, 1999 between
                        the Company and Jeffrey M. Levy

    10(f)               Amended and Restated                            68
                        Employment Agreement dated
                        as of May 4, 1999 between
                        the Company and R. Kevin Matz

    10(g)               Amended and Restated                            77
                        Employment Agreement dated
                        as of May 4, 1999 between
                        the Company and Mark A. Pompa

    10(h)               Amended and Restated                            86
                        Continuity Agreement dated
                        as of May 4, 1999 between
                        the Company and Frank T. MacInnis

    10(i)               Amended and Restated                            88
                        Continuity Agreement dated
                        as of May 4, 1999 between
                        the Company and Sheldon I. Cammaker

    10(j)               Amended and Restated                            90
                        Continuity Agreement dated
                        as of May 4, 1999 between
                        the Company and Leicle E. Chesser

    10(k)               Amended and Restated                            92
                        Continuity Agreement dated
                        as of May 4, 1999 between
                        the Company and Thomas D. Cunningham

    10(l)               Amended and Restated                            94
                        Continuity Agreement dated
                        as of May 4, 1999 between
                        the Company and Jeffrey M. Levy

    10(m)               Amended and Restated                            96
                        Continuity Agreement dated
                        as of May 4, 1999 between
                        the Company and R. Kevin Matz

    10(n)               Amended and Restated                            98
                        Continuity Agreement dated
                        as of May 4, 1999 between
                        the Company and Mark A. Pompa


    11                  Computation of Basic       Note E  of the Notes
                        EPS and Diluted EPS        to the Condensed Consolidated
                        for the six months         Financial Statements.
                        end June 30, 1999
                        and 1998

    27                  Financial Data Schedule                 Filed herewith.

(b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.

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


                                                      EMCOR GROUP, INC.
                                         ---------------------------------------
                                                        (Registrant)


Date:  July 29, 1999               By:                /s/FRANK T. MACINNIS
                                         ---------------------------------------
                                                     Frank T. MacInnis
                                                  Chairman of the Board of
                                                        Directors and
                                                  Chief Executive Officer


Date:  July 29, 1999               By:                /s/LEICLE E. CHESSER
                                         ---------------------------------------
                                                      Leicle E. Chesser
                                                   Executive Vice President
                                                  and Chief Financial Officer