Form 10-Q
period 1999-09-30
EMCOR GROUP INC
filed 1999-10-28
CIK 105634

===============================================================================

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

                For the quarterly period ended September 30, 1999
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

       -------------------------------------------------------------------

                          Commission file number 0-2315
                                                 ------
                                EMCOR Group, Inc.
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                          Delaware                                                   11-2125338
-------------------------------------------------------------            ------------------------------------
      (State or other jurisdiction of incorporation or                     (I.R.S. Employer Identification
                       organization)                                                   Number)

                                                                                     06851-1060
              101 Merritt Seven Corporate Park                           ------------------------------------
                    Norwalk, Connecticut                                             (Zip Code)
-------------------------------------------------------------
          (Address of principal executive offices)

                       (203) 849-7800
-------------------------------------------------------------
              (Registrant's telephone number)


                                       N/A
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No __ ---

      Applicable Only To Issuers Involved In Bankruptcy Proceedings During
                            The Previous Five Years
      --------------------------------------------------------------------

         Indicate by check mark whether the registrant has filed all documents required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934, subsequent to the distribution of securities under a plan confirmed by a court. Yes X No __
               ---
                      Applicable Only To Corporate Issuers
                     -------------------------------------

         Number of shares of Common Stock outstanding as of the close of business on October 26, 1999: 9,685,143 shares.

===============================================================================

                                EMCOR GROUP, INC.
                                      INDEX


                                                                                          Page No.
                                                                                          --------


PART I - Financial Information

Item 1     Financial Statements

           Condensed Consolidated Balance Sheets -
           as of September 30, 1999 and December 31, 1998                                        1

           Condensed Consolidated Statements of Operations -
           three months ended September 30, 1999 and 1998                                        3

           Condensed Consolidated Statements of Operations -
           nine months ended September 30, 1999 and 1998                                         4

           Condensed Consolidated Statements of Cash Flows -
           nine months ended September 30, 1999 and 1998                                         5

           Condensed Consolidated Statements of Stockholders'
           Equity and Comprehensive Income -
           nine months ended September 30, 1999 and 1998                                         6

           Notes to Condensed Consolidated Financial Statements                                  7


Item 2     Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                                13

PART II - Other Information

Item 1     Legal Proceedings                                                                    19

Item 4     Submission of Matters to a Vote of Security Holders                                  19

Item 6     Exhibits and Reports on Form 8-K                                                     20


PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

EMCOR Group, Inc. and Subsidiaries




CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
----------------------------------------------------------------------------------- -------------------
                                                                  September 30,          December 31,
                                                                      1999                 1998
                                                                  (Unaudited)
--------------------------------------------------------------- ------------------- -------------------


                           ASSETS

Current assets:
    Cash and cash equivalents                                        $   37,861           $  83,053
    Accounts receivable, net                                            722,282             538,457
    Costs and estimated earnings in excess
        of billings on uncompleted contracts                            130,421              91,569
    Inventories                                                           7,522               7,188
    Prepaid expenses and other                                            8,854              11,702
                                                                ------------------- -------------------

Total current assets                                                    906,940             731,969

Investments, notes and other long-term
    receivables                                                          17,635               6,974

Property, plant and equipment, net                                       37,178              32,098
Goodwill                                                                 60,019              22,745
Other assets                                                              8,576               7,216
                                                                ------------------- -------------------

Total assets                                                         $1,030,348            $801,002
                                                                =================== ===================


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
-------------------------------------------------------------------------------------------------------
                                                                  September 30,        December 31,
                                                                       1999                1998
                                                                   (Unaudited)
--------------------------------------------------------------- -------------------- ------------------


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Borrowings under working capital credit lines                    $    10,000         $        --
    Current maturities of long-term debt and capital
       lease obligations                                                   2,373               7,963
    Accounts payable                                                     318,666             246,856
    Billings in excess of costs and estimated
       earnings on uncompleted contracts                                 246,532             135,094
    Accrued payroll and benefits                                          72,908              62,008
    Other accrued expenses and liabilities                                63,003              59,996
                                                                -------------------- ------------------

       Total current liabilities                                         713,482             511,917

    Long-term debt and capital lease obligations                         116,056             117,274

    Other long-term obligations                                           55,557              51,995
                                                                -------------------- ------------------

       Total liabilities                                                 885,095             681,186
                                                                -------------------- ------------------

Stockholders' equity:
    Preferred stock, $0.10 par value, 1,000,000 shares
       authorized, zero issued and outstanding                                --                  --
    Common stock, $0.01 par value, 13,700,000 shares
       authorized, 9,685,143 and 9,830,603 shares issued
       and outstanding or issuable, respectively                             109                 109
    Warrants                                                               2,154               2,154
    Capital surplus                                                      125,343             114,867
    Accumulated other comprehensive loss                                    (109)             (1,822)
    Retained earnings                                                     34,592              18,476
    Treasury stock, at cost, 1,132,000 shares
       and 957,900 shares, respectively                                  (16,836)            (13,968)
                                                                -------------------- ------------------
Total stockholders' equity                                               145,253             119,816
                                                                -------------------- ------------------
Total liabilities and stockholders' equity                            $1,030,348            $801,002
                                                                ==================== ==================



See notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

<P

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts) (Unaudited)
------------------------------------------------------------- -------------------- --------------------

Three months ended September 30,                                     1999                 1998
------------------------------------------------------------- -------------------- --------------------

Revenues                                                            $810,749             $565,964

Costs and expenses:
    Cost of sales                                                    732,732              508,010
    Selling, general and administrative                               59,865               45,939
                                                              -------------------- --------------------
                                                                     792,597              553,949
                                                              -------------------- --------------------

Operating income                                                      18,152               12,015
Interest expense, net                                                  2,378                1,866
                                                              -------------------- --------------------

Income before income taxes                                            15,774               10,149
Provision for income taxes                                             7,135                4,389
                                                              -------------------- --------------------

Net income                                                            $8,639               $5,760
                                                              ==================== ====================

Basic earnings per share                                               $0.89                $0.55
                                                              ==================== ====================

Diluted earnings per share                                             $0.66                $0.45
                                                              ==================== ====================


See Notes to Condensed Consolidated Financial Statements.

 EMCOR Group, Inc. and Subsidiaries



CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts) (Unaudited)
------------------------------------------------------------- -------------------- --------------------

Nine months ended September 30,                                      1999                 1998
------------------------------------------------------------- -------------------- --------------------

Revenues                                                          $2,047,221           $1,605,434

Costs and expenses:
    Cost of sales                                                  1,850,621            1,450,965
    Selling, general and administrative                              161,394              130,456
                                                              -------------------- --------------------
                                                                   2,012,015            1,581,421
                                                              -------------------- --------------------

Operating income                                                      35,206               24,013
Interest expense, net                                                  6,313                5,637
                                                              -------------------- --------------------

Income before income taxes and extraordinary
    item                                                              28,893               18,376
Provision for income taxes                                            12,777                8,140
                                                              -------------------- --------------------
Income before extraordinary item                                      16,116               10,236
Extraordinary item - loss on early
    extinguishment of debt, net of income taxes                           --               (4,777)
                                                              -------------------- --------------------

Net income                                                           $16,116               $5,459
                                                              ==================== ====================

Basic earnings per share:
Income before extraordinary item                                       $1.66                $0.99
Extraordinary item - loss on early
    extinguishment of debt, net of income taxes                           --                (0.46)
                                                              ==================== ====================
Basic earnings per share                                               $1.66                $0.53
                                                              ==================== ====================

Diluted earnings per share:
Income before extraordinary item                                       $1.33                $0.90
Extraordinary item - loss on early
    extinguishment of debt, net of income taxes                           --                (0.34)
                                                              ==================== ====================
Diluted earnings per share                                             $1.33                $0.56
                                                              ==================== ====================


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
------------------------------------------------------------------------------------------------------------

Nine months ended September 30,                                                 1999             1998
------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
    Net income                                                                 $16,116          $ 5,459
    Extraordinary item - loss on early extinguishment of debt,
      net of income taxes                                                           --            3,152
    Depreciation and amortization                                                7,901            6,512
    Amortization of goodwill                                                     2,437              392
    Other non-cash expenses                                                     11,445            6,497
    Changes in operating assets and liabilities                                (25,404)         (11,475)
                                                                           ---------------- ----------------
Net cash provided by operating activities                                       12,495           10,537
                                                                           ---------------- ----------------

Cash flows from financing activities:
    Issuance of Convertible subordinated notes                                      --          115,000
    Net proceeds from sale of Common stock                                          --           22,485
    Purchases of Treasury stock                                                 (2,868)         (11,885)
    Debt issuance costs                                                             --           (4,074)
    Payment of Series C Notes                                                       --          (61,854)
    Premiums paid on early extinguishment of debt                                   --           (2,437)
    Payment of Supplemental SellCo Note                                             --           (5,464)
    Borrowings (payments) under working capital credit lines                    10,000           (9,497)
    (Payments) issuance of long-term debt and capital lease
        obligations                                                             (6,821)           1,630
    Exercise of stock options                                                      221              517
                                                                           ---------------- ----------------
Net cash provided by financing activities                                          532           44,421
                                                                           ---------------- ----------------

Cash flows from investing activities:
    Purchase of Property, plant and equipment, net                              (7,910)          (8,109)
    Payments for acquisitions of businesses                                    (55,782)         (26,987)
    Increase in Investments, notes and other long-term
      receivables                                                                5,473             (930)
                                                                           ---------------- ----------------
Net cash used in investing activities                                          (58,219)         (36,026)
                                                                           ---------------- ----------------

(Decrease) increase in cash and cash equivalents                               (45,192)          18,932
Cash and cash equivalents at beginning of period                                83,053           49,376
                                                                           ---------------- ----------------
Cash and cash equivalents at end of period                                     $37,861          $68,308
                                                                           ================ ================

Supplemental cash flow information:
    Cash paid for:
       Interest                                                                 $2,864           $2,493
       Income taxes                                                             $4,453             $707


See Notes to Condensed Consolidated Financial Statements.



EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(In thousands) (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                               Accumulated      Retained
                                                                                  other         earnings
                                           Common                  Capital    comprehensive   (accumulated  Treasury  Comprehensive
                               Total       stock      Warrants     surplus    income (loss)(1)  deficit)      stock   income (loss)
-----------------------------------------------------------------------------------------------------------------------------------


Balance, January 1, 1999       $119,816        $109     $ 2,154     $114,867       $ (1,822)       $18,476  $(13,968)
    Net income                   16,116          --          --           --             --         16,116        --     $  16,116
    Foreign currency
     translation
     adjustments                  1,713          --          --           --          1,713             --        --         1,713
                                                                                                                       ------------
    Comprehensive income             --          --          --           --             --             --        --     $  17,829
                                                                                                                       ============
    NOL utilization, net         10,255          --          --       10,255             --             --        --
    Common stock issued
     under stock option plans       221          --          --          221             --             --        --

    Treasury stock
     repurchased                 (2,868)         --          --           --             --             --    (2,868)
                             ----------- ----------- ----------- ------------ --------------- ------------- ----------
Balance, September 30, 1999    $145,253        $109     $ 2,154     $125,343         $ (109)       $34,592  $(16,836)
                             =========== =========== =========== ============================ ============= ==========

Balance, January 1, 1998        $95,323        $ 96     $ 2,154      $87,107         $ (195)        $6,161        --
    Net income                    5,459          --          --           --             --          5,459        --       $ 5,459
    Foreign currency
     translation
     adjustments                  (985)          --          --           --           (985)            --        --          (985)
                                                                                                                       ------------
    Comprehensive income             --          --          --           --             --             --        --       $ 4,474
                                                                                                                       ============
    NOL utilization, net          5,250          --          --        5,250             --             --        --
    Issuance of common stock     22,485          11          --       22,474             --             --        --
    Tax effect of
     extraordinary item          (2,715)         --          --       (2,715)            --             --        --

    Common stock issued
     under stock option plans
     plans                          517           1          --          516             --             --        --
    Treasury stock
     repurchased                (11,885)         --          --           --             --             --   (11,885)
                             ----------- ----------- ----------- ------------ --------------- ------------- ----------
Balance, September 30, 1998    $113,449        $108     $ 2,154     $112,632        $(1,180)       $11,620  $(11,885)
                             =========== =========== =========== ============ =============== ============= ==========


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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly the financial position of the Company and the results of its operations. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

Certain reclassifications of prior year amounts have been made to conform to current year presentation.

NOTE B   Goodwill

Goodwill at September 30, 1999 was approximately $60.0 million, which represents the excess of cost over fair market value of net identifiable assets of companies acquired in purchase transactions. The increase in Goodwill of $37.3 million, net of amortization of $2.4 million for the nine months ended September 30, 1999, was primarily attributable to two acquisitions. In April 1999, the Company acquired all of the capital stock of Monumental Investment Corporation which owns all of the capital stock of the Poole & Kent group of companies, providers of mechanical services to water and wastewater treatment facilities, government agencies, transportation authorities, and commercial and industrial clients in a variety of industries. The purchase price is subject to finalization based on certain contingencies provided for in the purchase agreement. In May 1999, the Company acquired all of the capital stock of Energy Systems Industries, Inc., a provider of operations, maintenance and consulting services for commercial, industrial and institutional clients. The accounting for these transactions is of a preliminary basis and are subject to certain purchase accounting adjustments. The goodwill associated with these transactions will be amortized on a straight-line basis over 20 year periods. The total purchase price paid in 1999 in connection with these two acquisitions, plus additional payments made in 1999 by reason of earn-out terms of acquisitions made prior to 1999, was $55.8 million.

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

NOTE C   Long-Term Debt

Long-term debt in the accompanying Condensed Consolidated Balance Sheets consists of the following amounts at September 30, 1999 and December 31, 1998 (in thousands):


                                                                                   September 30,            December 31,
                                                                                       1999                     1998
                                                                                 ------------------       ------------------


Convertible subordinated notes, at 5.75% , due 2005                                       $115,000              $115,000
Note payable, due 1999                                                                          --                 6,164
Other                                                                                        3,429                 4,073
                                                                                 ------------------       ---------------
                                                                                           118,429               125,237
Less: current maturities                                                                    (2,373)               (7,963)
                                                                                 -------------------      ----------------

                                                                                          $116,056              $117,274
                                                                                 ==================       ===============

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

On March 18, 1998, the Company sold, pursuant to an underwritten public offering, $100.0 million principal amount of 5.75% Convertible Subordinated Notes ("Subordinated Notes"). On March 24, 1998, the underwriter of the Subordinated Notes offering exercised in full its over-allotment option to purchase an additional $15.0 million of Subordinated Notes, and accordingly, Subordinated Notes in the additional principal amount of $15.0 million were issued. The Subordinated Notes will mature in April 2005 and are general unsecured obligations of the Company, subordinated in right to all existing and future Senior Indebtedness (as defined in the indenture pursuant to which Subordinated Notes were issued (the "Subordinated Indenture")) of the Company.

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

NOTE D   Income Taxes

The Company files a consolidated federal income tax return including all U.S. subsidiaries. At September 30, 1999, the Company had net operating loss carryforwards ("NOLs") for U.S. income tax purposes of approximately $125.0 million, which expire in the years 2007 through 2012. The NOLs are subject to review by the Internal Revenue Service. Future changes in ownership of the Company, as defined by Section 382 of the Internal Revenue Code, could limit the amount of the Company's NOLs available for use in any one year.

As a result of the adoption of Fresh-Start Accounting, the recognition of a tax benefit of any net operating loss carryforwards or net deductible temporary differences which existed as of the date of the Company's emergence from Chapter 11 in December 1994 will result in a charge to the tax provision (provision in lieu of income taxes) and be allocated to Capital surplus.

The Company has provided a valuation allowance as of September 30, 1999 for the full amount of the tax benefit of its remaining NOLs and other deferred tax assets. Income tax expense recorded for the three and nine month periods ended September 30, 1999 and 1998 represent a provision primarily for federal, foreign and state and local income taxes. The Company's utilization of NOLs and other deferred tax assets for the nine month periods ended September 30, 1999 and 1998 of approximately $10.3 million and $5.3 million have been added to Capital surplus, respectively.

NOTE E   Earnings Per Share

The following tables summarize the Company's calculation of Basic and Diluted Earnings per Share ("EPS") for the three and nine month periods ended September 30, 1999 and 1998:



                                                               Three months ended
                                                               September 30, 1999
                                           -----------------------------------------------------------
                                                 Income               Shares            Per Share
                                               (Numerator)        (Denominator)          Amount
                                           -------------------- ------------------- ------------------


Basic EPS
Net income available to common
  stockholders                                   $8,639,000           9,685,048              $0.89
                                                                                    ==================
Effect of Dilutive Securities:
  Options                                                --             284,690
  Warrants                                               --             378,098
  Convertible Subordinated Notes                  1,033,362           4,206,291
                                           -------------------- -------------------
Diluted EPS                                      $9,672,362          14,554,127              $0.66
                                           =================    =================== ==================


T
                                                               Nine months ended
                                                               September 30, 1999
                                           -----------------------------------------------------------
                                                Income                Shares            Per Share
                                              (Numerator)         (Denominator))          Amount
                                           ------------------   -------------------  -----------------


Basic EPS
Income before extraordinary item
  available to common stockholders              $16,116,000           9,693,200             $1.66
                                                                                     =================
Effect of Dilutive Securities:
  Options                                                --             253,812
  Warrants                                               --             295,824
  Convertible Subordinated Notes                  3,077,621           4,206,291
                                           ------------------   -------------------

Diluted EPS - before extraordinary
  item                                          $19,193,621          14,449,127             $1.33
                                           ==================   ===================  =================



                                                               Three months ended
                                                               September 30, 1998
                                           -----------------------------------------------------------
                                                 Income               Shares            Per Share
                                               (Numerator)        (Denominator)          Amount
                                           -------------------- ------------------- ------------------

Basic EPS
Net income available to common
  stockholders                                   $5,760,000          10,489,173              $0.55
                                                                                    ==================
Effect of Dilutive Securities:
  Options                                                --             217,645
  Warrants                                               --             158,531
  Convertible Subordinated Notes                  1,081,000           4,206,291
                                           -------------------- -------------------
Diluted EPS                                      $6,841,000          15,071,640              $0.45
                                           =================    =================== ==================



                                                                Nine months ended
                                                               September 30, 1998
                                           -----------------------------------------------------------
                                                Income                Shares            Per Share
                                              (Numerator)         (Denominator))          Amount
                                           ------------------   -------------------  -----------------

Basic EPS
Income before extraordinary item
  available to common stockholders              $10,236,000          10,329,154             $0.99
                                                                                     =================
Effect of Dilutive Securities:
  Options                                                --             259,235
  Warrants                                               --             279,291
  Convertible Subordinated Notes                  2,331,000           3,023,251
                                           ------------------   -------------------
Diluted EPS - before extraordinary
  item                                          $12,567,000          13,890,931             $0.90
                                           ==================   ===================  =================


For the nine month period ended September 30, 1999, 18,000 options were excluded from the calculation of Diluted EPS as the inclusion of the options would be antidilutive.

NOTE F   Common Stock

On March 18, 1998, the Company sold, pursuant to an underwritten public offering, 1,100,000 shares of its Common Stock at a price of $21.875 per share. The proceeds of the offering, together with the proceeds of the Subordinated Notes offering, were used to repay the Company's Series C Notes, the Company's Supplemental SellCo Note and the Company's working capital credit facility. The balance was used for general corporate purposes and acquisitions.

As a part of a program previously authorized by the Board of Directors, the Company purchased 174,100 shares of its common stock during the nine months ended September 30, 1999 at an aggregate cost of approximately $2.9 million. This amount is classified as a component of "Treasury stock, at cost" in the accompanying Condensed Consolidated Balance Sheet.

NOTE G   New Accounting Pronouncements

In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133" or "the Statement"). SFAS No. 133, as amended by SFAS No. 137, establishes for fiscal quarters of fiscal years beginning after June 15, 2000 accounting and reporting standards requiring derivative instruments, as defined, to be measured in the financial statements at fair value. The Statement also requires that changes in the derivatives' fair value be recognized currently in earnings unless certain accounting criteria are met. The Company does not expect the provision of SFAS No. 133 to have a significant effect on the financial condition or results of operations of the Company.

NOTE H   Segment Information

In 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131") which changed the way the Company reports information about its operating segments. The Company evaluates financial performance based on the operating income of the reportable business units.

The Company has the following reportable segments pursuant to SFAS No. 131:
United States electrical construction and facilities services ("United States Electrical Business Units"), United States mechanical construction and facilities services ("United States Mechanical Business Units"), Canada construction and facilities services ("Canada Business Units") and United Kingdom construction and facilities services ("United Kingdom Business Units"). United States "Other" primarily represents those operations that principally provide consulting and maintenance services. "Other International Operations Business Units" represents the Company's operations outside of the United States, Canada, and the United Kingdom, primarily those in the Middle East and Asia performing electrical construction, mechanical construction and facilities services ("Other International Business Units"). Inter-segment sales are not material for any of the periods presented. The Extraordinary item - loss on early extinguishment of debt, net of income taxes, of $4.8 million for the nine months ended September 30, 1998 is related to corporate administration of the Company.

The following presents information about industry segments and geographic areas (In thousands):



                                                            For the three months ended              For the nine months ended
                                                         ------------------------------------   -----------------------------------
                                                          September 30,      September 30,       September 30,       September 30,
                                                               1999               1998                1999               1998
                                                         -----------------  -----------------   -----------------  ----------------

Revenues:
  United States Electrical Business Units                    $ 257,027          $ 224,740         $ 708,519          $ 645,050
  United States Mechanical Business Units                      320,986            152,825           741,150            432,799
  United States Other Business Units                            32,443              3,550            63,193              7,935
                                                         --------------     --------------    --------------    --------------
  Total United States Operations                               610,456            381,115         1,512,862          1,085,784
  Canada Operations Business Units                              57,832             53,534           132,593            149,813
  United Kingdom Operations Business Units                     142,259            128,724           401,041            359,755
  Other International Operations Business Units                    202              2,591               725             10,082
                                                         --------------     --------------    --------------    --------------
  Total Worldwide Operations                                 $ 810,749          $ 565,964        $2,047,221         $1,605,434
                                                         ==============     ==============    ==============    ==============




                                                            For the three months ended              For the nine months ended
                                                         -------------------------------------  -----------------------------------
                                                          September 30,       September 30,      September 30,       September 30,
                                                               1999               1998                1999                1998
                                                         -----------------  ------------------  -----------------   ---------------
Operating income:
  United States Electrical Business Units                    $  10,659           $ 11,807          $ 25,419            $ 23,996
  United States Mechanical Business Units                       11,624              5,523            25,423              13,706
  United States Other Business Units                              (595)            (1,073)           (3,170)             (3,229)
                                                         ---------------    --------------    --------------      --------------
  Total United States Operations                                21,688             15,537            47,672              34,473
  Canada Operations Business Units                                 881              1,685             2,430               4,123
  United Kingdom Operations Business Units                         812               (314)             (725)               (738)
  Other International Operations Business Units                   (153)              (233)             (842)               (928)
  Corporate Administration                                      (5,076)            (4,660)          (13,329)            (12,917)
                                                         ---------------     --------------    --------------      --------------
  Total Worldwide Operations                                    18,152             12,015            35,206              24,013

Other Corporate items:
  Interest expense                                              (2,638)            (3,468)           (7,616)             (9,787)
  Interest income                                                  260              1,602             1,303               4,150
                                                         ---------------     --------------    --------------      --------------
  Income before taxes and
    extraordinary item                                        $ 15,774           $ 10,149          $ 28,893            $ 18,376
                                                         ===============     ==============    ==============      ==============

                                                                             September 30,       December 31,
                                                                                 1999                1998
                                                                           ----------------     --------------
Total assets:
  United States Electrical Business Units                                      $  322,495          $282,580
  United States Mechanical Business Units                                         403,135           204,469
  United States Other Business Units                                               61,298            25,725
                                                                            --------------    --------------
  Total United States Operations                                                  786,928           512,774
  Canada Operations Business Units                                                 56,886            49,463
  United Kingdom Operations Business Units                                        146,664           156,693
  Other International Operations Business Units                                    18,546            14,605
  Corporate Administration                                                         21,324            67,467
                                                                            --------------    --------------
  Total Worldwide Operations                                                   $1,030,348          $801,002
                                                                            ==============    ==============


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

EMCOR Group, Inc.'s ("EMCOR" or the "Company") Revenues for the three months ended September 30, 1999 and 1998 were $810.7 million and $566.0 million, respectively. Net income for the three months ended September 30, 1999 was $8.6 million, an improvement of $2.9 million over $5.8 million for the comparable period in 1998. Basic Earnings per Share ("Basic EPS") were $0.89 per share for the three months ended September 30, 1999, a 62% increase over Basic EPS of $0.55 per share for the same 1998 period. Diluted Earnings per Share ("Diluted EPS") were $0.66 per share for the three months ended September 30, 1999, a 47% increase over Diluted EPS of $0.45 per share for the same 1998 period. The increase in Revenues for 1999 compared to 1998 was attributable to $177.7 million of new Revenues from acquisitions (up to the first anniversary of the date of acquisition) and revenue growth from existing operations of $67.0 million.

Revenues for the nine months ended September 30, 1999 and 1998 were $2,047.2 million and $1,605.4 million respectively. Net income for the nine months ended September 30, 1999 was $16.1 million compared to a net income of $5.5 million for the nine months ended September 30, 1998. Basic EPS were $1.66 per share for the nine months ended September 30, 1999 compared to Basic EPS of $0.53 per share in the year earlier period. Diluted EPS were $1.33 per share compared to Diluted EPS of $0.56 per share for the nine months ended September 30, 1999 and 1998, respectively. Net income for the nine months ended September 30, 1998 included after-tax charges of approximately $4.8 million ($7.5 million pre-tax), or a Basic EPS loss of $0.46 and a Diluted EPS loss of $0.34, respectively, associated with the early retirement of approximately $61.9 million of the Company's Series C Notes. These extraordinary charges are reflected in the accompanying Consolidated Statements of Operations under the caption "Extraordinary item - loss on early extinguishment of debt, net of income taxes". The increase in Revenues for 1999 compared to 1998 was attributable to $329.6 million of new Revenues from acquisitions and revenue growth from existing operations of $112.4 million.

Gross Profit (Revenues less Cost of sales) ("GP") increased to $78.0 million for the three months ended September 30, 1999 compared to $58.0 million for the three months ended September 30, 1998. As a percentage of Revenues, GP was 9.6% and 10.2% for the three months ended September 30, 1999 and 1998, respectively. GP increased to $196.6 million for the nine months ended September 30, 1999, a $42.1 million increase over the GP of $154.5 million for the nine months ended September 30, 1998. As a percentage of Revenues, GP was 9.6% for the nine months ended September 30, 1999 and 1998. The decrease in GP as a percentage of Revenues for the three months ended September 30, 1999 compared to the same period last year was primarily attributable to the fact that GP as a percentage of Revenues, of certain acquired companies, was slightly lower than the GP as a percentage of Revenues for other Company operations.

Selling, general and administrative expenses ("SG&A") for the three months ended September 30, 1999 were $59.9 million, or 7.4% of Revenues, compared to $45.9 million, or 8.1% of Revenues for the three months ended September 30, 1998. SG&A expenses for the nine months ended September 30, 1999 were $161.4 million, or 7.9% of Revenues, compared to $130.5 million, or 8.1% of Revenues, for the same period in 1998. The dollar increase in SG&A for the three and nine months ended September 30, 1999 compared to the comparable prior year periods was due to companies acquired during 1998 and 1999 and volume growth of existing Company operations. The decrease in SG&A as a percentage of Revenues was primarily due to the geographic area in which the Revenue was earned in 1999 and 1998 and the generally lower SG&A costs as a percentage of Revenues for acquired companies. This decrease in SG&A was offset partially by increases due to the continued development of the Company's facilities services operations, which operations generally require greater SG&A than construction services.

The Company had Operating income of $18.2 million, or 2.2% of Revenues, for the three months ended September 30, 1999 compared with Operating income of $12.0 million, or 2.1% of Revenues, for the three months ended September 30, 1998. Operating income for the nine months ended September 30, 1999 was $35.2 million or 1.7% of Revenues, compared to $24.0 million or 1.5 % of Revenues for the same 1998 period. The increase in Operating income for the three and nine months ended September 30, 1999 as compared to the same periods in 1998 was due to income attributable to businesses acquired in 1998 and 1999 plus revenue growth of other operations, offset partially by increases in SG&A due to the continued development of the Company's facilities services operations.

EMCOR's Interest expense, net, increased by $0.5 million for the three months ended September 30, 1999 from the comparable 1998 period primarily due to borrowings on its working capital credit line in the 1999 period, and reduced cash available to invest in 1999 when compared to the same 1998 period, due primarily to payments for companies acquired during the second quarter of 1999. For the nine months ended September 30, 1999 Interest expense, net, increased by $0.7 million compared to the nine months ended September 30, 1998. This increase in Interest expense, net, for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 was due to the reasons cited above with respect to the three month periods ended September 30, 1999 and 1998, offset by borrowings at lower interest rates plus more cash available to invest during the first three months of 1999 versus the first three months of 1998.

The Income tax provision was $7.1 million for the three months ended September 30, 1999, compared to $4.4 million for the same period in 1998. For the nine months ended September 30, 1999 the Income tax provision increased to $12.8 million compared to $8.1 million for the same 1998 period. The increase in the provision was due to increased Income before taxes and extraordinary item, plus an increase in the effective income tax rate for the three months ended September 30, 1999 compared to the same three months in 1998 due to changes in the jurisdictions in which income was earned. A portion of the liability for income taxes, $10.3 million for 1999 and $5.3 million for 1998, is not payable in cash due to the utilization of NOL's and was recorded as an increase in Capital surplus for both years.

The Company's backlog was $1,830.5 million at September 30, 1999 and $1,329.1 million at December 31, 1998. Between December 31, 1998 and September 30, 1999, the Company's backlog in Canada increased by $47.4 million, its backlog in the United Kingdom and Other International Operations increased by $19.1 million and its backlog in the United States increased by $434.9 million. The increase in the Company's Canadian backlog was primarily attributable to several large contract awards in Western Canada. The increase in the United Kingdom and Other International backlog was due to contracts awarded in the three months ended September 30, 1999. The increase in the United States backlog was due to acquisitions contributing an additional $372.7 million to backlog, plus increases in backlog related to growth of the Company's existing domestic businesses. The Company's backlog at September 30, 1998 was $1,269.9 million. Excluding acquisitions, backlog rose $182.1 million, or 14%, in the last 12 months.

United States Operations

The Company's United States operations consist of three segments: electrical construction and facilities services, mechanical construction and facilities services and other services.

Revenues of electrical construction and facilities services business units ("Electrical Business Units") for the three months ended September 30, 1999 were $257.0 million compared to $224.7 million for the three months ended September 30, 1998. Operating income of the Electrical Business Units (before deduction of general corporate and other expenses discussed below) for the three months ended September 30, 1999 was $10.7 million or 4.1% of Revenues compared to $11.1 million or 4.9% of Revenues for the three months ended September 30, 1998. Revenues for the nine months ended September 30, 1999 were $708.5 million compared to $645.1 million for the same nine months in 1998. Operating income was $25.4 million or 3.6% of Revenues for the nine months of 1999, an increase of $1.4 million compared to $24.0 million or 3.7% of Revenues for the same nine months of 1998. The increase in Revenues and Operating income for both the three and nine month periods ended

September 30, 1999 and 1998 was primarily attributable to increasing market strength in the Eastern United States driven by renovation projects and new construction, in addition to acquisitions made during 1998.

Revenues of mechanical construction and facilities services business units ("Mechanical Business Units") for the three months ended September 30, 1999 were $321.0 million compared to $152.8 million for the three months ended September 30, 1998. Operating income of the Mechanical Business Units (before deduction of general corporate and other expenses discussed below) for the three months ended September 30, 1999 was $11.6 million or 3.6% of Revenues compared to $5.5 million or 3.6% of Revenues for the three months ended September 30, 1998. Revenues for the nine months ended September 30, 1999 were $741.2 million versus $432.8 million for the nine months ended September 30, 1998. Operating income was $25.4 million, or 3.4% of Revenues, for the nine months of 1999, a $11.7 million increase compared to $13.7 million, or 3.2% of Revenues, for the same nine months of 1998. Acquisitions contributed $142.9 million and $265.9 million to the increase in Revenues in the three and nine month comparable periods, respectively. Additionally, an increase in revenues attributable to the Western United States operations in the three months ended September 30, 1999 contributed to higher Revenues for both the three and nine month periods of 1999 compared to the same periods in 1998.

Other United States Revenues of $32.4 million for the three months ended September 30, 1999, which include those operations that principally provide consulting and maintenance services, increased by $28.9 million compared to the same three months in 1998. Revenues for the nine months ended September 30, 1999 were $63.2 million compared to $7.9 million for the nine months ended September 30, 1998. The increase in Revenues for the three and nine month periods ended September 30, 1999 compared to the three and nine month periods ended September 30, 1998 was primarily attributable to acquisitions made in 1999 and 1998. Operating losses attributable to consulting and maintenance services were $0.6 million and $1.1 million for the three months ended September 30, 1999 and 1998, respectively. Operating losses for the nine months ended September 30, 1999 and 1998 were $3.2 million for each period. The Operating losses for both the three and nine month comparable periods were primarily attributable to costs associated with the continued development of the consulting operations and maintenance services activities.

International Operations

The Company's International Operations consist of three segments: Canada construction and facilities services, United Kingdom construction and facilities services and other international construction and facilities services. Revenues of Canada construction and facilities services business units ("Canada Business Units") for the three months ended September 30, 1999 were $57.8 million compared to $53.5 million for the three months ended September 30, 1998. Revenues for the nine months ended September 30, 1999 and 1998 were $132.6 million and $149.8 million, respectively. Operating income of the Canada Business Units was $0.9 million compared to $1.7 million for the three months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998, operating income was $2.4 million and $4.1 million, respectively. The decrease in both Revenues and Operating income for the nine months ended September 30, 1999 period compared to the same period in 1998 was primarily due to a reduced level of activities in Eastern Canada and from delays early in 1999 on the commencement of certain projects. The impact of decreased Revenues and Operating income has been partially offset by increased GP as a percentage of Revenues in the nine month period of 1999.

Revenues of United Kingdom construction and facilities services business units ("United Kingdom Business Units") for the three months ended September 30, 1999 were $142.3 million compared to $128.7 million for the three months ended September 30, 1998. Revenues for the nine months ended September 30, 1999 and 1998 were $401.0 million and $359.8 million, respectively. Operating income of the United Kingdom business units (before deduction of general and other expenses discussed below) for the three months ended September 30, 1999 was $0.8 million compared to a $0.3 million loss for the three months ended September 30, 1998. Operating losses for the nine months ended September 30, 1999 and 1998 were $0.7 million. The increase in Revenues for the three and nine month periods ended September 30, 1999 compared to the three and nine month periods ended September 30, 1998 was primarily attributable to continued growth in selected construction and facilities services markets, combined with an increase in revenue associated with two major projects. The activity in this segment produced operating losses for the nine month period ended September 30, 1999, however, profitability was achieved in the three months ended September 30, 1999.

Other International construction and facilities services business units ("Other International Business Units") primarily consists of the Company's operations in the Middle East and Asia. Revenues for the three months ended September 30, 1999 were $0.2 million compared to $2.6 million for the three months ended September 30, 1998. Revenues for the nine months ended September 30, 1999 and 1998 were $0.7 million and $10.1 million, respectively. Operating losses were approximately $0.2 million for the three months ended September 30, 1999 and 1998. Operating losses for the nine months ended September 30, 1999 and 1998 were $0.8 million and $0.9 million, respectively. The decline in Revenues for both the three and nine month comparable periods, was due to the completion of several large projects in the Middle East and Asia markets that were active last year, as well as a reduction of the level of ownership and related share of revenues for certain joint ventures. The Operating losses were due to costs associated with the administration and completion of the activities in these regions. The Company continues to pursue new business selectively in these markets; however, the availability of opportunities has been reduced significantly as a result of local economic factors.

General Corporate and Other Expenses

General Corporate expenses for the three months ended September 30, 1999 and 1998 were $5.1 million and $4.7 million, respectively. For the nine months ended September 30, 1999 and 1998, General Corporate Expenses were $13.3 million and $12.9 million, respectively. Interest expense for the three months ended September 30, 1999 was $2.6 million compared to $3.5 million for the same three months in 1998. Interest expense for the nine months ended September 30, 1999 was $7.6 million compared to $9.8 million for the nine months ended September 30, 1998. Interest income for the three months ended September 30, 1999 was $0.3 million compared to $1.6 million for the three months ended September 30, 1998. For the nine months ended September 30, 1999, Interest income was $1.3 million, a $2.9 million decrease from $4.2 million for the same period in 1998. For the three month periods ended September 30, 1999 and 1998, both Interest expense and Interest income were impacted by borrowings under working capital credit lines in the 1999 period and by less cash available to invest in 1999 than in the 1998 period. This increase in Interest expense for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 was due to the same reasons cited with respect to the three month periods ended September 30, 1999 and 1998, offset by borrowings at lower interest rates, and more cash available to invest during the first three months of 1999 versus the first three months of 1998.

Liquidity and Capital Resources

During the third quarter of 1998, the Company's Board of Directors authorized a stock repurchase program under which the Company could repurchase up to $20.0 million of its Common Stock. As of September 30, 1999 the Company had cumulatively repurchased 1,132,000 shares of its Common Stock at an aggregate cost of approximately $16.8 million.

The Company's consolidated cash balance decreased by approximately $45.2 million from $83.1 million at December 31, 1998 to $37.9 million at September 30, 1999, as a result of Net cash provided by operating activities of $12.5 million, Net cash provided by financing activities of $0.5 million, offset by Net cash used in investing activities of $58.2 million (primarily due to cash paid for acquisitions of $55.8 million).

As of September 30, 1999 the Company's total borrowing capacity under its revolving credit facility was $150.0 million. The Company had approximately $17.4 million of letters of credit outstanding as of that date. There were $10.0 million of revolving loans outstanding as of September 30, 1999 and none at December 31, 1998 under the credit facility.

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

The Company has performed a comprehensive review of its internal application systems ("Internal Systems"), including information technology ("IT") systems and Non-IT systems, to identify those systems that could be affected by the Year 2000 issue and has developed a plan to resolve the Year 2000 issue. The Company defines IT systems as those systems which are software applications and related computer hardware critical to operation of its business. These IT systems include, but are not limited to, accounting systems that encompass billing and estimating, accounts payable and payroll. Additionally, IT systems include other non-accounting software applications that are part of business operations such as network hardware and software, computerized drafting hardware and software, telephone systems and sheet metal fabrication equipment. Non-IT systems would primarily include software applications and related computer hardware that are used in building systems such as, but not limited to, temperature controls, security systems and other building systems.

The Company estimates that it is approximately 95% complete with required modifications to its IT Systems and expects the balance of any required modifications to be completed by November, 1999. With respect to Non-IT systems, the modifications required were substantially complete by the end of the third quarter of 1999. Modification costs have and will be expensed as SG&A as incurred and costs of new software have and will be capitalized and amortized over the expected useful life of the related software.

Since the inception of the Company's efforts to address the Year 2000 issues, approximately $0.8 million has been expensed as incurred. Additional modification and testing costs to be incurred are not anticipated to exceed an additional $0.2 million. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its systems to ensure Year 2000 compliance.

The Company expects its Year 2000 conversion project to be completed before January 1, 2000. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, the Company's operations and financial results could be adversely impacted by the Year 2000 issue if the conversion schedule and cost estimate for its Internal Systems are not met or suppliers and or customers and other businesses on which the Company relies do not address the Year 2000 issue successfully. The Company has requested that its significant suppliers confirm that they have plans for achieving Year 2000 compliance. Additionally, the Company has been independently investigating third party compliance for critical services and equipment. The Company continues to assess these risks in order to reduce any impact on the Company. Contingency plans include but are not limited to both ordering and receiving where practical, prior to January 1, 2000, an inventory of general supplies to be used on jobs and identifying back-up suppliers for these items. Specific supplies, which may only be available from limited resources will be identified, and if necessary, ordered in advance to meet anticipated job requirements near the January 1, 2000 date where practical.

The Company has identified failure in basic infrastructure such as banking services, telecommunications or electrical distribution as the most reasonably likely worst case scenario with respect to the Year 2000 issue. However, failure of basic infrastructure would most likely be isolated and short-lived. With respect to such a failure, management believes it is to the Company's advantage that it operates in a variety of markets in the United States, Canada, the United Kingdom and other countries, and in a number of local markets within these regions. Consequently, it does not believe that a Company-wide risk associated with the Year 2000 issue will likely exist. However, the Company will continue to monitor all identifiable scenarios and prepare contingency plans as necessary to attempt to mitigate any exposures.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Except as hereafter indicated, the information on legal proceedings is hereby incorporated by reference to Note P of the Company's Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The arbitrator in the arbitration proceeding arising out of the participation of the Company's subsidiary Dynalectric Company ("Dynalectric") in a joint venture with Computran has made an award requiring Dynalectric to pay Computran damages, plus interest thereon, and certain costs of the arbitration. As a consequence, Dynalectric is required to pay to Computran approximately $468,000 (net of amounts for which a third party has agreed to indemnify Dynalectric) in respect of the damage and related interest award and approximately $190,000 (net of amounts for which a third party has agreed to indemnify Dynalectric) in respect of the award of costs representing a portion of the arbitrator's fees and expenses and a portion of Computran's legal fees and related expenses. In addition, Dynalectric is to pay interest on the foregoing amounts from the date of the award until paid. As to Dynalectric, Computran has made a motion with the Superior Court of the District of Columbia to confirm the award as it relates to the damage and related interest award but to have the award vacated as to certain causes of action that the arbitrator found in favor of Dynalectric and other defendants and vacated as to the award of costs (including legal fees) and has requested the court to determine and grant Computran's legal fees and costs. Dynalectric will not object to the confirmation of the damage and related interest award and will seek to have confirmed the arbitrator's award in its entirety, including the award as to costs (including legal fees).

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 28, 1999 the Company held its annual meeting of stockholders.

(a) Each of the seven individuals nominated for election as a director of the Company for the ensuing year was elected. The seven directors constituted all of the members of the Board of Directors of the Company.



     Name                                     Votes For        Votes Withheld

     Stephen W. Bershad                       7,106,262             1,303,954
     David A. B. Brown                        7,105,262             1,304,954
     Georges L. de Buffevent                  7,105,262             1,304,954
     Albert Fried, Jr.                        7,106,012             1,304,204
     Richard F. Hamm, Jr.                     8,083,866               326,350
     Frank T. MacInnis                        8,395,941                14,275
     Kevin C. Toner                           7,106,212             1,304,004

     There were no broker non-votes.

(b) The stockholders voted upon a stockholder proposed resolution requesting the Company's Board of Directors to terminate its stockholder rights plan and to refrain from adopting similar plans or a staggered board. 3,205,412 shares were voted for the resolution, 3,222,906 shares were voted against resolution, and 23,840 shares abstained from voting thereon. There were 1,958,058 broker non-votes.

(c) The stockholders also voted upon a proposal to ratify the appointment by the Audit Committee of the Board of Directors of Arthur Andersen LLP, certified public accountants, as the Company's independent public accountants for 1999. 8,408,886 shares voted in favor of ratification, no shares voted against ratification, and 1,330 shares abstained from voting thereon. There were no broker non-votes.

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits


                                                                              Incorporated by Reference to,
         Exhibit No           Description                                     or Page Number
         ----------           ------------                                    -----------------------------

               11             Computation of Basic                            Note E  of the Notes
                              EPS and Diluted EPS                             to the Condensed Consolidated
                              for the nine months                             Financial Statements.
                              ended September 30, 1999
                              and 1998

               27             Financial Data Schedule                         Filed herewith.

               99             Copy of Note P of the Company's                 Filed herewith
                              Notes to Consolidated Financial
                              Statements included in the Company's
                              Annual Report on Form 10-K for the
                              fiscal year ended December 31, 1998



(b) No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                                               EMCOR GROUP, INC.
                                                            ------------------------------------------------
                                                                                  (Registrant)


Date:  October 28, 1999                               By:                     /s/FRANK T. MACINNIS
                                                            ------------------------------------------------
                                                                               Frank T. MacInnis
                                                                            Chairman of the Board of
                                                                                 Directors and
                                                                            Chief Executive Officer


Date:  October 28, 1999                               By:                     /s/LEICLE E. CHESSER
                                                            ------------------------------------------------
                                                                               Leicle E. Chesser
                                                                            Executive Vice President
                                                                           and Chief Financial Officer
                                       21

