Form 10-K
period 1999-12-31
EMCOR GROUP INC
filed 2000-02-23
CIK 105634

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 1999      Commission file Number 0-2315

                                EMCOR GROUP, INC.
             (Exact name of registrant as specified in its charter)

       Delaware                                                 11-2125338
 ----------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            identification number)

101 Merritt Seven Corporate Park                                   06851-1060
 Norwalk, Connecticut                                        -------------------
------------------------------------                              (zip code)
(Address of principal executive offices)


                ------------------------------------------------


        Registrant's telephone number, including area code (203) 849-7800

           Securities registered pursuant to section 12(b) of the act:
                                      None

           Securities registered pursuant to section 12(g) of the act:
                     Common Stock, par value $.01 per share
                              (Title of each class)

                ------------------------------------------------

     Indicate by check mark whether the Registrant (1) Has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in Part III of this Form 10-K to be filed as an amendment hereto. | |

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes | | No |_|

     The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant on December 31, 1999 was approximately $179,660,000.

     Number of shares of Common Stock outstanding as of the close of business on February 18, 2000: 10,427,682 shares.

                                TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                            ----

                                                           PART I
Item 1.     Business
              General.....................................................................................     1
              The Business................................................................................     1
              Competition.................................................................................     4
              Employees...................................................................................     5
              Backlog.....................................................................................     5
Item 2.     Properties....................................................................................     6
Item 3.     Legal Proceedings.............................................................................     9
Item 4.     Submission of Matters to a Vote of Security Holders...........................................     9

                                                          PART II
Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters.....................     11
Item 6.     Selected Financial Data.......................................................................     12
Item 7.     Management's Discussion and Analysis of Results of Operations and Financial Condition.........     13
Item 8.     Financial Statements and Supplementary Data...................................................     20
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........     46

                                                          PART III
Item 10.    Directors and Executive Officers of the Registrant............................................     46
Item 11.    Executive Compensation........................................................................     46
Item 12.    Security Ownership of Certain Beneficial Owners and Management................................     46
Item 13.    Certain Relationships and Related Transactions................................................     46

                                                          PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................     47

                                     PART I

Item  1.  Business

     General

     EMCOR Group, Inc. ("EMCOR") is the largest mechanical and electrical construction and facilities services firm in the United States and Canada and one of the largest in the United Kingdom and the world. In 1999 EMCOR had revenues of more than $2.89 billion. EMCOR provides services to a broad range of commercial, industrial, utility, and institutional customers through approximately 40 principal operating subsidiaries. Its subsidiaries have offices in 21 states and the District of Columbia in the United States, seven provinces in Canada and ten primary locations in the United Kingdom. In the United Arab Emirates, Saudi Arabia, Hong Kong and South Africa, EMCOR carries on business through subsidiaries and joint ventures. EMCOR's executive offices are located at 101 Merritt Seven Corporate Park, Norwalk, Connecticut 06851-1060, and its telephone number at those offices is (203) 849-7800.

     EMCOR specializes in the design, installation, integration, start-up, operation and maintenance of:

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

     EMCOR also provides services needed to support the operation of customers' facilities, which services are not related to customers' construction programs. These services, frequently referred to as facilities services, include site based operations and maintenance, mobile maintenance and service, small modification and retrofit projects, consulting, program development and management for energy systems, and maintenance of facilities. Facilities services are provided to a wide range of commercial, industrial, utility and institutional facilities, including those at which EMCOR provided construction services and others at which construction services were provided by other contractors. EMCOR's varied facilities services are frequently combined to provide integrated service packages which include mechanical and electrical services.

     EMCOR provides mechanical and electrical construction services and facilities services directly to corporations, municipalities and other governmental entities, owners/developers and tenants of buildings. It also provides these services indirectly by acting as a subcontractor to construction managers, general contractors, systems suppliers and other subcontractors. Worldwide, EMCOR employs approximately 20,000 people.

     EMCOR's revenues are derived from many different customers in numerous industries with operations in several different geographical areas. Of EMCOR's 1999 revenues, approximately 74% was generated in the United States and approximately 26% was generated internationally. In 1999, approximately 46% of revenues was derived from new construction projects and approximately 54% of revenues was derived from renovation and retrofit of customers' existing facilities and from EMCOR's facilities services operations (renovation and retrofit work and facilities services operations are sometimes referred to by stock analysts as maintenance, repair and replacement or "MRR"). Approximately 80% of 1999 revenues was generated from both new construction and renovation and retrofit projects and approximately 20% of 1999 revenues was generated from facilities services operations. For the period 1996 through 1999, revenues and EBITDA grew at compound annual growth rates of 20.4% and 42.3%, respectively.

The Business

     The broad scope of EMCOR's operations are more particularly described below.

Mechanical and Electrical Construction Services and Facilities Services

     EMCOR believes that the mechanical and electrical construction services and facilities services business is highly fragmented, consisting of thousands of small companies across the United States and around the world. Because EMCOR has total assets, annual revenues, net worth, and expertise significantly greater than most of its competitors, EMCOR believes it has a significant competitive advantage. The mechanical and electrical construction services industry has a higher growth rate than the overall construction industry, due principally to the increase in content and complexity of mechanical and electrical systems in all types of projects. This increased content and complexity is, in part, a result of the expanded use of computers and more technologically advanced voice and data communications, lighting, and environmental control systems in all types of facilities. For these reasons, buildings of all types consume more electricity per square foot than in the past and thus need more extensive electrical distribution systems. In addition, advanced voice and data communication systems require more sophisticated power supplies and extensive low voltage and fiber-optic communications cabling. Moreover, the need for greater environmental controls within a building, such as the heightened need for climate control to maintain extensive computer systems at optimal temperatures, and the growing demand for environmental control in individual spaces, have created expanded opportunities for the mechanical and electrical construction services and facilities services business.

     Mechanical and electrical construction services primarily involve the design, integration, installation and start-up of: (1) distribution systems for electrical power, including power cables, conduits, distribution panels, transformers, generators, uninterruptible power supply systems and related switch gear and controls; (2) lighting systems, including fixtures and controls;
(3) low-voltage systems, including fire alarm, security, and process control systems; (4) voice and data communications systems, including fiber-optic and low voltage copper cabling; (5) heating, ventilation, air conditioning (collectively, "HVAC"), refrigeration and clean-room process ventilation systems; and (6) plumbing, process and high-purity piping systems.

     Mechanical and electrical construction services generally fall into one of two categories: (1) large installation projects with contracts often in the multi-million dollar range that involve construction of industrial and commercial buildings and institutional and public works facilities or the fit-out of large blocks of space within commercial buildings and (2) smaller installation projects typically involving fit-out, renovation and retrofit work.

     EMCOR's mechanical and electrical construction services operations accounted for about 80% of its 1999 revenues, of which revenues approximately 57% was related to new construction and approximately 43% was related to renovation and retrofit projects. EMCOR provides mechanical and electrical construction services for both large and small installation and renovation projects. Its largest projects include those (1) for institutional use (such as water and wastewater treatment facilities, hospitals, correctional facilities, schools and research laboratories); (2) for industrial use (such as pharmaceutical factories, steel, pulp and paper mills, chemical, automotive and semiconductor plants, and oil refineries); (3) for transportation systems (such as airports and transit systems); and (4) for commercial use (such as office buildings, data centers, hotels, casinos, convention centers, sports stadiums, shopping malls and resorts). EMCOR's largest projects, typically in excess of $10.0 million, are usually multi-year projects and range in size up to, and occasionally in excess of, $50.0 million. These projects represented about 23% of EMCOR's construction services revenues in 1999.

     EMCOR's projects of less than $10.0 million accounted for approximately 77% of 1999 construction services revenues. These projects are typically completed in less than a year. They usually involve mechanical and electrical construction services when an end-user or owner undertakes construction or modification of a facility to accommodate a specific use. These projects frequently require mechanical and electrical systems to meet special needs such as redundant power supply systems, special environmental controls and high-purity air systems, sophisticated electrical and mechanical systems for data centers, including those associated with internet service providers and electronic commerce, trading floors in financial services businesses, new production lines in manufacturing plants and office arrangements in existing office buildings. These types of projects are not usually dependent upon the new construction market. Demand for them is often prompted by the expiration of leases, changes in technology or changes in the customer's plant or office layout in the normal course of a customer's business.

     EMCOR performs its services pursuant to contracts with owners, such as corporations, municipalities and other governmental entities, general contractors, systems suppliers, construction managers, developers, other subcontractors and tenants of commercial properties. Institutional and public works projects are frequently long-term, complex projects that require significant technical and management skills and the financial strength to, among other things, obtain bid and performance bonds, which are often a condition to bidding for, and award of, these projects.

     EMCOR also installs and maintains street, highway, bridge and tunnel lighting, traffic signals, computerized traffic control systems and signal and communication systems for mass transit systems in several metropolitan areas. In addition, in the United States, EMCOR manufactures and installs sheet metal air handling systems for both its own mechanical construction operations and for unrelated mechanical contractors. EMCOR also maintains welding and pipe fabrication shops for some of its own mechanical operations.

     EMCOR also provides customers with facility support services which are not related to construction projects. These services, frequently referred to as facilities services, generated approximately 20% of 1999 revenues. Following completion of construction projects, EMCOR has historically provided technical support services to many of its customers, involving maintenance and service of mechanical and electrical systems and small modification and retrofit projects that support their day-to-day needs. In addition, EMCOR provides other services to owners, operators, tenants and managers of all types of facilities both on a contract basis for a specified period of time and on an individual task order basis.

     Facilities services include customer-based operations and maintenance, mobile maintenance service, small modification and retrofit projects, consulting, program development and management for energy systems and maintenance activities. These services are provided to a wide range of commercial, industrial and institutional facilities, including both those for which EMCOR provided construction services and those for which construction services were provided by others. The services are frequently bundled to provide integrated service packages and may include services in addition to EMCOR's core mechanical and electrical services.

     EMCOR has experienced an expansion in the demand for its facilities services which it believes is driven by customers' downsizing programs and their focus on their own core competencies, the increasing technical complexity of their facilities and their mechanical, electrical, voice and data and other systems, and the need for increased reliability, especially in mechanical and electrical systems. These trends have led to outsourcing and privatization programs whereby customers in both the private and public sectors seek to contract out those activities that support but are not directly involved in the customer's business.

     In the early 1990's the market for facilities services grew rapidly in the United Kingdom as a result of government initiatives. EMCOR's United Kingdom subsidiary expanded its traditional technical service business in response to these opportunities and established a dedicated unit to focus on the facilities services business. This unit currently provides a full range of facilities services to public and private sector customers under multi-year agreements, including maintaining British Airways' facilities at Heathrow and Gatwick Airports, the new British Library, the Department of Trade and Industry offices in London, and the new Jubilee Line Extension of the London Underground. In the United Kingdom, EMCOR also provides facilities services at several automotive manufacturing plants for the Rover Group and various British Aerospace facilities. In addition, the United Kingdom operations provide on-call and mobile service support on a task-order or contract basis, small renovation project work, data communications, security system installation, and maintenance services.

     EMCOR, by virtue of its construction and facilities services expertise, is involved with teams for several private finance initiatives ("PFIs") sponsored by the British government. The PFIs, which involve the governmental bodies responsible for the national healthcare system, social security, and air traffic control, among others, seek to transfer ownership and management of United Kingdom government facilities, such as office buildings and hospitals, to teams of financial institutions, consulting service groups, construction groups and facilities services providers, which competitively bid for PFI contracts. During 1998 EMCOR was awarded a contract to provide mechanical and electrical services, ground maintenance and other ancillary services for five to seven years to approximately 300 buildings which were formerly owned and managed by the United Kingdom Department of Social Services. These facilities were privatized as part of the PFI program. EMCOR has built on its United Kingdom experience to market its facilities services business to international markets and currently provides facilities services through joint ventures to several companies in South Africa.

     In 1997, EMCOR established a new subsidiary to expand its facilities services operations in North America patterned on its United Kingdom business. This unit seeks to build on existing mechanical and electrical services capabilities, facilities services activities at existing subsidiaries, and EMCOR's client relationships in order to expand the scope of services currently offered and to develop packages of services for customers on a regional, national and global basis. EMCOR's North American facilities services strategy includes initiation and expansion of facilities services operations at subsidiaries that provide mechanical and electrical construction services, including the offering of bundled facilities services programs, integrating two or more services, and development of facilities services business independent of construction services through an acquisition program. In addition, management also has targeted growth in facilities services opportunities arising from the deregulation of the electric utility industry, deregulation and expansion of the telecommunications industry and the REIT-driven consolidation of the commercial real estate industry.

     The deregulation of, and increased competition in, the utility industry, along with government mandates calling for reduced energy consumption by government entities, have led to renewed focus on energy costs and conservation measures. These measures typically include energy assessments and engineering studies, retrofit construction to implement energy savings measures, and the long-term operation and maintenance of energy savings measures to ensure continued performance. Various subsidiaries of EMCOR have participated in energy savings programs in the past. EMCOR's facilities services subsidiary has established strategic alliances with, among others, DukeSolutions, Inc., a subsidiary of Duke Energy Corp., to provide energy assessment, design, installation, and operations and maintenance services for various Department of Defense facilities located in 46 states, the District of Columbia and Puerto Rico. EMCOR expects additional similar programs to be undertaken as the deregulation of electric utilities continues in the United States, and believes that because it has the ability to be a single source provider of construction and facilities services it will have a significant advantage in obtaining this type of work.

     As part of its expansion of its facilities services business, during 1998, EMCOR acquired a Bakersfield, California based maintenance program consulting service firm, a Los Angeles, California area based mobile, mechanical services firm and a Richmond, Virginia based industrial facilities services firm to expand its capabilities in this field. In 1999, EMCOR acquired a Boston, Massachusetts based firm that provides mobile services in the New England area and site based operations and maintenance services throughout the Eastern United States. These acquisitions permit EMCOR to offer integrated construction and operations and maintenance services.

     The deregulation and expansion of the telecommunications industry have led to a rapid expansion of installed infrastructure, including wireless communication systems and long distance networks, much of which has been built by companies that do not have existing maintenance operations and which seek to contract out such services. EMCOR has provided construction services for the infrastructure of telecommunications companies and facilities services to support their operations. In this industry, EMCOR has worked on facilities owned by such service providers as Sprint, AT&T, and MCI, has installed and maintained equipment for suppliers such as Lucent, Nortel, and Seimens, and has provided construction and maintenance services to competitive local service providers, such as Teleport Communications Group, now part of AT&T, and to users who maintain their own systems.

     EMCOR has also provided construction and maintenance services to many internet service providers in support of their data center facilities. These customers include Metromedia Fiber Network, Exodus Communications, Level 3 Communications, and Qwest Communications International.

     EMCOR offers facilities services to customers on single-task and multi-task bases depending on a customer's needs, under either short-term or multi-year agreements. EMCOR's services often require that its employees be permanently assigned to customer premises around the clock.

     EMCOR believes mechanical and electrical construction services and facilities services activities are complementary, permitting it to offer customers a comprehensive package of services. The ability to offer both construction and facilities services should enhance EMCOR's competitive position with customers. Furthermore, EMCOR's facilities services operations tend to be less cyclical than its construction operations because facilities services are more responsive to the needs of an industry's operations requirements rather than its construction requirements.


Competition

     EMCOR believes that the mechanical and electrical construction services business is highly fragmented and competitive. A majority of EMCOR's revenues are derived from jobs requiring competitive bids; however, an invitation to bid is often conditioned upon prior experience, technical capability and financial strength. EMCOR competes with national, regional and local companies, many of which are small, owner-operated entities that operate in a limited geographic area. There are few public companies focused on providing mechanical and electrical construction services, although in the last three years more public national and regional firms have been established.

EMCOR is the largest provider of mechanical and electrical construction services in the United States and Canada and one of the largest in the United Kingdom and the world. In the future, significant competition may be encountered from public utilities and companies attempting to consolidate mechanical and electrical construction services companies. Competitive factors in the mechanical and electrical construction services business include: (1) the availability of qualified and/or licensed personnel; (2) reputation for integrity and quality;
(3) safety record; (4) cost structure; (5) relationships with customers; (6) geographic diversity; (7) the ability to control project costs; (8) experience in specialized markets; (9) the ability to obtain bonding; and (10) adequate working capital.

     While the facilities services business is also highly fragmented, a number of large corporations such as Johnson Controls, Inc. and Fluor Corp. are engaged in this field, and there are other companies seeking to consolidate facilities services businesses. EMCOR's facilities services operations are well established in the United Kingdom and are being developed through the combination of acquisitions and growth of EMCOR's existing operations in the United States.

Employees

     EMCOR presently employs approximately 20,000 people, approximately 78% of whom are represented by various unions pursuant to collective bargaining agreements between EMCOR's individual subsidiaries and local unions. EMCOR believes that its employee relations are generally good.

Backlog

     EMCOR had backlog as of December 31, 1999 of approximately $1.77 billion, compared with backlog of approximately $1.33 billion as of December 31, 1998. Backlog includes facilities services revenues to be derived during the immediately succeeding 12 months pursuant to then-existing contracts. Backlog increased by $440.3 million as of December 31, 1999 compared to December 31, 1998 due to $48.1 million of increased United States electrical construction and facilities services backlog; $292.5 million of increased United States mechanical construction and facilities services backlog; $43.4 million of increased Canada construction and facilities services backlog; and $14.7 million of increased United Kingdom construction and facilities services backlog. The increase in United States backlog was due to backlog of companies acquired in 1999 of $316.0 million, plus increases in backlog related to the balance of EMCOR's United States operations. The increase in Canada backlog was due to several large contract awards. For the year ended December 31, 1999, EMCOR had more than $2.89 billion in revenues compared to more than $2.21 billion in revenues for the year ended December 31, 1998.

Item 2.  Properties

     The operations of EMCOR are conducted primarily in leased properties. The following table lists major facilities:


                                                                                    Lease Expiration
                                                                  Approximate         Date, Unless
                                                                  Square Feet            Owned
                                                                 ---------------    ----------------
           Corporate Headquarters
           101 Merritt Seven Corporate Park
           Norwalk, Connecticut ............................         20,805             4/7/05

           Operating Facilities
           1200 North Sickles Road
           Tempe, Arizona ..................................         29,000              Owned

           1000 N. Kraemer Place                                     20,220            6/30/02
           Anaheim, California .............................

           3208 Landco Drive
           Bakersfield, California .........................         49,875            6/30/02

           25601 Clawiter Road
           Hayward, California .............................         34,800            6/30/03

           3100-3120 Diablo Avenue
           Hayward, California .............................         23,641            5/31/01

           5 Vanderbilt
           Irvine, California ..............................         18,000            7/31/04

           4462 Corporate Center Drive
           Los Alamitos, California ........................         41,400           12/31/00

           825 Howe Road
           Martinez, California ............................        109,800           12/31/02

           4464 Alvarado Canyon Road
           San Diego, California ...........................         40,000           10/31/07

           414 Brannan Street
           San Francisco, California .......................         10,283            3/31/01

           4405 and 4420 Race Street
           Denver, Colorado ................................         16,890            9/30/01

           345 Sheridan Boulevard
           Lakewood, Colorado ..............................         63,000              Owned

           367 Research Parkway
           Meriden, Connecticut ............................         23,500            7/31/04

           1781 N.W. North River Drive
           Miami, Florida ..................................         11,285              Owned

           5697 New Peachtree Road
           Atlanta, Georgia ................................         27,200           11/30/00

                                                                                    Lease Expiration
                                                                  Approximate         Date, Unless
                                                                  Square Feet            Owned
                                                                 ---------------    ----------------
           2100 South York Road
           Oak Brook, Illinois .............................         77,700            5/31/08

           2655 Garfield Road
           Highland, Indiana ...............................         48,027            7/08/01

           4530 Hollins Ferry Road
           Baltimore, Maryland .............................         26,792              Owned

           306 Northern Avenue
           Boston, Massachusetts ...........................         47,456            6/30/05

           70-70D Hawes Way
           Stoughton, Massachusetts ........................         24,400           12/31/00

           22925-22931 Industrial Drive West
           St. Clair Shores, Michigan ......................         19,000            4/30/05

           1100 Combermere
           Troy, Michigan ..................................          9,500           12/31/00

           6060 Hix Road
           Westland, Michigan ..............................         23,000           12/31/03

           3555 W. Oquendo Road
           Las Vegas, Nevada ...............................         90,000           11/30/03

           6325 South Valley Boulevard
           Las Vegas, Nevada ...............................         23,190           12/31/01

           6754 W. Washington Avenue
           Pleasantville, New Jersey .......................         45,400            1/14/02

           26 West Street
           Brooklyn, New York ..............................         15,000              Owned

           111-01 14th Avenue
           College Point, New York .........................         77,000            2/28/06

           305 Suburban Avenue
           Deer Park, New York .............................         33,535            3/31/00

           111 West 19th Street
           New York, New York ..............................         26,885            5/31/03

           Two Penn Plaza
           New York, New York ..............................         57,200            2/01/06

           4906 Barrow Avenue
           Cincinnati, Ohio ................................         16,300            9/30/03

           4914 Ridge Avenue
           Cincinnati, Ohio.................................         25,500            9/30/03

                                                                                    Lease Expiration
                                                                  Approximate         Date, Unless
                                                                  Square Feet            Owned
                                                                 ---------------    ----------------
           2300-2310 International Street
           Columbus, Ohio ..................................         25,500            8/30/01

           5550 Airline Road
           Houston, Texas ..................................         77,483            6/30/01

           515 Norwood Road
           Houston, Texas ..................................         26,676            6/30/01

           1574 South West Temple
           Salt Lake City, Utah ............................         38,800           12/31/02

           2925-2941 Space Road
           Richmond, Virginia ..............................         26,000            8/19/03

           22930 Shaw Road
           Dulles, Virginia ................................         32,600            7/31/06

           109-D Executive Drive
           Dulles, Virginia ................................         19,000            8/31/04

           1 Thameside Centre
           Kew Bridge Road
           Kew Bridge, Middlesex, United Kingdom ...........         14,000           12/22/12

           86 Talbot Road
           Old Trafford, Manchester, United Kingdom ........         24,300           12/24/06

           2116 Logan Avenue
           Winnipeg, Manitoba, Canada ......................         19,800              Owned

           3455 Landmark Boulevard
           Burlington, Ontario, Canada .....................         16,100              Owned

           305 Milner Avenue
           Scarborough, Ontario, Canada ....................         16,500            5/31/00


     EMCOR believes that all of its property, plant and equipment are well maintained, in good operating condition and suitable for the purposes for which they are used.

     See Note K to the consolidated financial statements for additional information regarding lease costs. EMCOR utilizes substantially all of its leased facilities and believes there will be no difficulty either in negotiating the renewal of its real property leases as they expire or in finding alternative space, if necessary.

Item 3.  Legal Proceedings

     The Company's subsidiary Dynalectric Company ("Dynalectric") had been a party to an arbitration proceeding arising out of Dynalectric's participation in a joint venture with Computran Systems Corp. ("Computran"). The proceeding, which was instituted in 1988 in the Superior Court of New Jersey, Bergen County ("Superior Court") by Computran, a participant in, and a subcontractor to, the joint venture, alleged that Dynalectric wrongfully terminated its subcontract, fraudulently diverted funds due to it, misappropriated its trade secrets and proprietary information, fraudulently induced it to enter into the joint venture and conspired with others to commit certain acts in violation of the New Jersey Racketeering Influence and Corrupt Organization Act. The Superior Court ordered that the matter in dispute between Dynalectric and Computran be resolved by binding arbitration in accordance with an original agreement between the parties. Following a decision by the arbitrator, the parties decided to settle all matters regarding the dispute and exchange general releases and as a consequence, Dynalectric paid Computran $1,000,000.

     In February 1995 as part of an investigation by the New York County District Attorney's office into the business affairs of Herbert Construction Company ("Herbert"), a general contractor that did business with EMCOR'S subsidiary, Forest Electric Corp. ("Forest"), a search warrant was executed at Forest's executive offices. At the time, EMCOR was informed that Forest and certain of its officers are targets of the continuing investigation. Neither EMCOR nor Forest has been advised of the precise nature of any suspected violation of law by Forest or its officers. On April 7, 1997, Ted Kohl, a principal of Herbert, pled guilty to one count of money laundering, one count of offering a false instrument for filing and one count of filing a false New York State Resident Income Tax Return. DPL Interiors, Inc., a company allegedly owned by Mr. Kohl, also pled guilty to one count of failing to file New York City General Income Tax Returns. Mr. Kohl and DPL Interiors, Inc. have not yet been sentenced.

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

     Substantial settlements or damage judgements arising out of these matters could have a material adverse effect on EMCOR'S business, operating results and financial conditions.

     In addition to the above, EMCOR is involved in other legal proceedings and claims asserted by and against EMCOR, which have arisen in the ordinary course of business. EMCOR believes it has a number of valid defenses to these actions, and EMCOR intends to vigorously defend or assert these claims and does not believe that a significant liability will result. However, EMCOR cannot predict the outcome thereof or the impact that an adverse result of the matters discussed above will have upon EMCOR'S financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Frank T. MacInnis, Age 53; Chairman of the Board and Chief Executive Officer of the Company since April 1994 and President of the Company from April 1994 to April 1997. From April 1990 to April 1994 Mr. MacInnis served as President and Chief Executive Officer, and from August 1990 to April 1994 as Chairman of the Board, of Comstock Group, Inc., a nationwide electrical contracting company. From 1986 to April 1990, Mr. MacInnis was Senior Vice President and Chief Financial Officer of Comstock Group, Inc. In addition, from 1986 to April 1994 Mr. MacInnis was also President of Spie Group Inc., which had interests in Comstock Group, Inc., Spie Construction Inc., a Canadian pipeline construction company, and Spie Horizontal Drilling Inc., a U.S. company engaged in underground drilling for the installation of pipelines and communications cable.

     Jeffrey M. Levy, Age 47; President of the Company since April 1997 and Chief Operating Officer of the Company since February 1994, Executive Vice President of the Company from November 1994 to April 1997, Senior Vice President of the Company from December 1993 to November 1994. From May 1992 to December 1993, Mr. Levy was President and Chief Executive Officer of the Company's subsidiary EMCOR Mechanical/Electrical Services (East) Inc. From January 1991 to May 1992 Mr. Levy served as Executive Vice President and Chief Operating Officer of Lehrer McGovern Bovis, Inc., a construction management and construction company.

     Sheldon I. Cammaker, Age 60; Executive Vice President and General Counsel of the Company since September 1987 and Secretary of the Company since May 1997. Prior to September 1987, he was a senior partner of the New York City law firm of Botein, Hays, & Sklar.

     Leicle E. Chesser, Age 53; Executive Vice President and Chief Financial Officer of the Company since May 1994. From April 1990 to May 1994 Mr. Chesser served as Executive Vice President and Chief Financial Officer of Comstock Group, Inc. and from 1986 to May 1994 he was also Executive Vice President and Chief Financial Officer of Spie Group, Inc.

     R. Kevin Matz, Age 41: Vice President and Treasurer of the Company since April 1996 and Staff Vice President - Financial Services of the Company from March 1993 to April 1996. From March 1991 to March 1993, Mr. Matz was Treasurer of Sprague Technologies Inc., a manufacturer of electronic components.

     Mark A. Pompa, Age 35; Vice President and Controller of the Company since September 1994. From June 1992 to September 1994, Mr. Pompa was an Audit and Business Advisory Manager of Arthur Andersen LLP, an accounting firm.

                                     PART II

Item 5. Market For The Registrant's Common Equity and Related Stockholder
Matters

     Market Information. EMCOR's common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "EMCG".

     The following table sets forth high and low sales prices for the common stock for the periods indicated as reported by the Nasdaq National Market:

                  1999                                                         High         Low
                  ----                                                         ----         ---
                  First Quarter .......................................     $17 5/8      $16 1/16
                  Second Quarter ......................................     $26          $16 1/2
                  Third Quarter .......................................     $25 1/4      $19
                  Fourth Quarter ......................................     $20 1/8      $16 7/8

                  1998                                                         High         Low
                  ----                                                         ----         ---
                  First Quarter .......................................     $23 1/8      $19 1/4
                  Second Quarter ......................................     $22 1/8      $19 1/8
                  Third Quarter .......................................     $20 1/4      $12 1/2
                  Fourth Quarter ......................................     $16 11/16    $13 3/8

     Holders. As of February 18, 2000 there were 167 shareholders of record and, as of that date, EMCOR estimates there were approximately 1,100 beneficial owners holding stock in nominee or "street" name.

     Dividends. EMCOR did not pay dividends on its common stock during 1999 or 1998, and it does not anticipate that it will pay dividends on its common stock in the foreseeable future. EMCOR's working capital credit facility limits the payment of dividends on its common stock.

Item 6.  Selected Financial Data (in thousands, except per share data)

     The following selected financial data has been derived from audited financial statements and should be read in conjunction with the consolidated financial statements, the related notes thereto and the report of independent public accountants thereon, included elsewhere in this Form 10-K and in previously filed annual reports on Form 10-K of EMCOR.

Income Statement Data

                                                                                        Year Ended December 31,
                                                       -----------------------------------------------------------------------------
                                                                1999          1998          1997         1996          1995
                                                                ----          ----          ----         ----          ----
Revenues ........................................           $2,893,962    $2,210,374    $1,950,868    $1,669,274    $ 1,588,744
Gross profit ....................................              295,907       223,287       182,183       160,788        143,147
Operating income ................................               58,091        37,224        27,414        17,114          5,893

Income (loss) before extraordinary items.........               27,821        17,092         8,581         9,437        (10,853)
Extraordinary items - loss on early
   extinguishment of debt, net of income taxes...                   --        (4,777)       (1,004)           --             --
                                                       -----------------------------------------------------------------------------
Net income (loss) ...............................            $  27,821    $   12,315    $    7,577    $    9,437    $   (10,853)
                                                       =============================================================================

Basic earnings (loss) per share: (a)
Income (loss) before extraordinary items.........            $    2.86    $     1.67    $     0.90    $     1.00    $     (1.13)
Extraordinary items - loss on early
   extinguishment of debt, net of income taxes...                   --         (0.47)        (0.11)           --             --
                                                       -----------------------------------------------------------------------------
Basic earnings (loss) per share .................            $    2.86    $     1.20    $     0.79    $     1.00    $     (1.13)
                                                       =============================================================================
Diluted earnings (loss) per share: (a)
Income (loss) before extraordinary items.........            $    2.21    $     1.46    $     0.84    $     0.96    $     (1.13)
Extraordinary items - loss on early
   extinguishment of debt, net of income taxes...                   --         (0.35)        (0.10)           --              --
                                                       -----------------------------------------------------------------------------
Diluted earnings (loss) per share ...............            $    2.21    $     1.11    $     0.74    $     0.96    $     (1.13)
                                                       =============================================================================

Balance Sheet Data


                                                                                    As of December 31,
                                                       ---------------------------------------------------------------- ------------
                                                             1999            1998            1997            1996            1995
                                                             ----            ----            ----            ----            ----
Stockholder's equity (b) ........................        $  170,249      $  119,816      $   95,323      $   83,883      $   70,610
Total assets ....................................        $1,056,489      $  801,002      $  660,654      $  620,700      $  710,945
Goodwill.........................................        $   68,009      $   22,745      $      927              --              --
Net assets held for sale ........................                --              --              --              --      $   61,969
Notes payable ...................................        $    1,150      $    8,314              --              --      $   14,665
Borrowings under working capital credit lines....                --              --      $    9,497      $   14,200      $   25,000
7% Senior secured notes .........................                --              --              --              --      $   61,969
Other long-term debt, including current
   maturities....................................        $  116,534      $  116,086      $   62,657      $   72,405      $   68,989
Capital lease obligations .......................        $      554      $      837      $    1,482      $    1,007      $    1,284


-------------------

(a) Effective December 31, 1997 EMCOR adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Accordingly, earnings per share information for years prior to December 31, 1997 has been restated to conform to current year presentation.

(b) No cash dividends on EMCOR's common stock have been paid during the past five years.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Highlights

     Revenues for the year ended December 31, 1999 were $2.89 billion, compared to $2.21 billion and $1.95 billion for the years ended December 31, 1998 and 1997, respectively. Income before extraordinary items was $27.8 million for 1999, an increase of $10.8 million, or 63.2% from $17.1 million for 1998 and for 1997 income before extraordinary items was $8.6 million. Diluted earnings per share on income before extraordinary items were $2.21 per share for 1999, compared to $1.46 per share for 1998 and $0.84 per share for 1997. EMCOR's increased results of operations for 1999 were attributable to companies acquired during 1997, 1998 and 1999, as well as the balance of EMCOR'S operations. Growth from the balance of EMCOR's operations in 1999 resulted in a 9.4% increase in 1999 revenues compared to 1998.

Operating Segments

     EMCOR's business consists of the following operating segments: United States electrical construction and facilities services, United States mechanical construction and facilities services, United States other services which consists primarily of operations that provide consulting and maintenance services, Canada construction and facilities services, United Kingdom construction and facilities services, and Other international. Other international represents the Company's operations outside of the United States, Canada and the United Kingdom, primarily in the Middle East and Asia Pacific, performing electrical construction, mechanical construction and facilities services.

Results of Operations

Revenues

     Revenues for the year ended December 31, 1999 increased 30.9% to $2.89 billion, compared to $2.21 billion of revenues for 1998. The increase in revenues for 1999 compared to 1998 was attributable to $476.1 million of revenues from companies acquired during 1999 and 1998, and revenue growth from the balance of EMCOR's operations of $207.5 million. Revenues for 1998 of $2.21 billion represented a 13.3% increase over revenues of $1.95 billion for 1997. Companies acquired during 1998 accounted for approximately $65.0 million of the increase in 1998 revenues over 1997.

     The following table presents EMCOR's revenues by operating segment and the approximate percentage of total revenues for the years ended December 31, 1999, 1998 and 1997 (in thousands, except for percentages):


                                                                                % of                   % of                   % of
                                                                     1999       Total       1998       Total       1997       Total
                                                                     ----       -----       ----       -----       ----       -----
Revenues:
  United States electrical construction and facilities
       services ................................................. $ 993,073      34%     $  888,594     40%     $ 744,996      38%
  United States mechanical construction and facilities
       services.................................................. 1,053,727      36%        599,616     27%       577,590      30%
  United States other services ..................................    96,150       3%         14,392      1%         3,019       -
                                                               --------------------------------------------------------------------
  Total United States Operations ................................ 2,142,950      74%      1,502,602     68%     1,325,605      68%
  Canada construction and facilities services ...................   196,694       7%        201,918      9%       179,046       9%
  United Kingdom construction and facilities services ...........   553,654      19%        493,278     22%       407,449      21%
  Other International............................................       664       -          12,576      1%        38,768       2%
                                                               --------------------------------------------------------------------
  Total Worldwide Operations ..................................  $2,893,962     100%     $2,210,374    100%    $1,950,868     100%
                                                               ====================================================================

     Revenues for its United States electrical construction and facilities services segment for 1999 increased by $104.5 million, or 11.8% compared to 1998. Revenues from companies acquired during 1999 and 1998 contributed $23.0 million of the increase, whereas $81.5 million, or a 9.2% increase, was due to growth from the balance of EMCOR's United States electrical construction and facilities services businesses. The growth in revenues from the balance of EMCOR's operations was due to continuing favorable market conditions for business units located in the Eastern and Midwest United States, partially offset by anticipated decreases in certain business activities in the Western United States. The favorable market conditions were due to increased renovation projects in these locations, as well as increased new construction spending. The decreased business activities in the Western United States was primarily attributable to reduced new construction activity on casinos in Las Vegas. The $143.6 million, or 19.3%, increase in

1998 revenues compared to 1997, was attributable to $19.4 million of revenues from companies acquired during 1998 as well as from growth from the balance of other business units located primarily in the Eastern and Midwestern United States. In particular, 1998 revenues were favorably impacted, compared to 1997, by increased interior renovation projects in New York City commercial office buildings associated with corporate relocations.

     United States mechanical construction and facilities services revenues increased $454.1 million, or 75.7%. Revenues from companies acquired during 1999 and 1998 contributed $377.5 million, whereas $76.6 million of the increase in revenues, or a 12.8% increase, was due to growth from the balance of EMCOR's United States mechanical construction and facilities services. Eastern and Western United States based operations were the major contributors to the increase in revenue due to the continued strong renovation market in New York City and strengthened new construction markets in Denver and Salt Lake City. A $22.0 million, or 3.8%, increase in revenues for 1998 compared to 1997 was attributable to $38.2 million of revenues related to 1998 acquisitions offset by the anticipated reduction of certain business activities in California.

     United States other revenues increased by $81.8 million for 1999 compared to 1998. The primary source of the increase in 1999 was revenues of $75.6 million from companies acquired during 1999 and 1998. Revenues from the balance of EMCOR's operations increased by $6.2 million, or 42.7%, compared with 1998 revenues. Revenues for 1998 increased by $11.4 million versus 1997, primarily attributable to revenues of $7.3 million from companies acquired during 1998 and increased revenues from the balance of EMCOR's United States other operations.

     Revenues of Canada construction and facilities services decreased by $5.2 million, or 2.6%, for 1999 as compared to 1998 revenues. The decrease in revenues for 1999 compared with 1998 was primarily due to a reduced level of activities in Eastern Canada and from delays during 1999 in the commencement of certain projects caused by delays in the bidding process for certain jobs. The $22.9 million, or 12.8%, increase in revenues for 1998 compared with 1997 was attributable to the increase in construction and facility services activities in the Eastern Canadian markets.

     United Kingdom construction and facilities services revenues increased $60.4 million, or 12.2%, for 1999 compared to 1998 revenues principally due to continued growth in selected construction and facilities markets, combined with an increase in revenues associated with two major projects. The $85.8 million, or 21.0%, increase in 1998 revenues compared with 1997 revenues was attributable to growth in the construction and facilities services market, primarily in the Southern United Kingdom.

     Revenues of the Other international decreased for 1999 to $0.7 million, compared to $12.6 million for 1998 and $38.8 million for 1997. The decline in revenues for 1999 compared to 1998 was due to the completion of several large projects in the Middle East and Asia markets during 1998. The decline for 1998 compared to 1997 was due to a reduction of the level of ownership in, and related share of revenues, from certain joint venture activities. EMCOR continues to pursue new business selectively in these markets.

Cost of Sales and Gross Profit

     The following table presents EMCOR's cost of sales, gross profit, and gross profit as a percentage of revenues for the years ended December 1999, 1998 and 1997 (in thousands, except for percentages):


                                                      1999       1998       1997
                                                      ----       ----       ----
         Cost of sales                              $2,598.1   $1,987.1   $1,768.7
         Gross profit                                $ 295.9    $ 223.3    $ 182.2
         Gross profit as a percentage of revenues       10.2%      10.1%       9.3%

     Gross profit increased $72.6 million, or 32.5%, for 1999 compared to 1998, primarily due to the increase in 1999 revenues over 1998 revenue levels as explained above. EMCOR reported gross profit as a percentage of revenues of 10.2% for 1999 compared to 10.1% for 1998. The moderate increase in gross profit as a percentage of revenues is attributable to the mix of projects completed and in progress during 1999. Gross profit increased $41.1 million, or 22.6%, for 1998 compared to 1997, and gross profit as a percentage of revenues increased 0.8% for the 1998 period compared with 1997. The increase in gross profit and gross profit as a percentage of revenues was primarily due to increased revenues in markets such as New York City, Boston, Washington, D. C., Denver and Salt Lake City, markets in which higher gross profit projects are more typical than in other markets.

     The following table presents EMCOR's selling, general and administrative expenses, and selling, general and administrative expenses as a percentage of revenues for the years ended December 31, 1999, 1998 and 1997 (in thousands, except for percentages):


                                                        1999     1998     1997
                                                        ----     ----     ----
         Selling, general & administrative
           expenses................................    $237.8   $186.1   $154.8
         Selling, general & administrative
           expenses as a percentage of revenues....       8.2%     8.4%     7.9%
         Selling, general & administrative
           expenses as a percentage of revenues
           excluding amortization of goodwill......       8.1%     8.4%     7.9%


     Selling, general and administrative expenses increased $51.7 million, or 27.8%, between 1999 and 1998. As a percentage of revenues, selling, general and administrative expenses decreased by 0.2% to 8.2% in 1999 as compared to 8.4% in 1998. Selling, general and administrative expenses increased $31.3 million, or 20.2%, between 1998 and 1997. As a percentage of revenues, selling, general and administrative expenses, increased by 0.5% to 8.4% in 1998 as compared to 7.9% in 1997. The dollar increase during 1999 as compared to 1998 was attributable to incremental selling, general and administrative expenses from companies acquired during 1999 and 1998, as well as the effect of the overall increase in revenues on variable indirect overhead costs. The decrease in selling, general and administrative expenses as a percentage of revenues for 1999 compared to 1998 was primarily due to the leveraging of fixed costs over increased revenues and the generally lower selling, general and administrative expenses as a percentage of revenues for companies acquired during 1999 and 1998. This decrease was partially offset by increases in selling, general and administrative expenses due to the continued development of EMCOR's facilities services operations, which operations generally require greater selling, general and administrative expenses than construction services. The increase in selling, general and administrative expenses for 1998 as compared to 1997 was primarily attributable to increased revenues and the corresponding increase in variable selling, general and administrative expenses required to support the increased revenue base. The increase of 0.5% in selling, general and administrative expenses as a percentage of revenues was primarily due to the geographic area in which increased revenues were earned (markets which required a higher level of selling, general and administrative expense spending to support the revenue base) and the continued development of EMCOR's facilities services operations.

     The following table presents EMCOR's operating income, and operating income as a percentage of segment revenues, for the years ended December 31, 1999, 1998 and 1997 (in thousands, except for percentages):


                                                                           % of                    % of                   % of
                                                                         Segment                  Segment                Segment
                                                                 1999    Revenues       1998      Revenues      1997     Revenues
                                                                 ----    --------       ----      --------      ----     --------
Operating income (loss):
  United States electrical construction and facilities
     services ...........................................    $  38,485     3.9%     $  36,315       4.1%     $ 28,696       3.9%
  United States mechanical construction and
      and facilities services ...........................       37,815     3.6%        20,955       3.5%       18,627       3.2%
  United States other  ..................................       (4,390)     --         (4,783)       --        (2,103)      --
                                                            -----------            ------------             -----------
  Total United States Operations ........................       71,910     3.4%        52,487       3.5%       45,220       3.4%
  Canada construction and facilities services ...........        3,991     2.0%         5,000       2.5%        4,174       2.3%
  United Kingdom construction and facilities
      services ..........................................        3,208     0.6%          (876)       --        (4,859)      --
  Other International ...................................         (355)     --         (1,260)       --        (1,129)      --
  Corporate Administration ..............................      (20,663)     --        (18,127)       --       (15,992)      --
                                                            -----------            ------------             -----------
  Total Worldwide Operations ............................       58,091     2.0%        37,224       1.7%       27,414       1.4%
Other Corporate Items:
  Interest expense ......................................      (10,520)               (11,041)                (13,029)
  Interest income .......................................        2,107                  3,558                   1,077
                                                            -----------            ------------             -----------
  Income before taxes and extraordinary items ...........      $49,678               $ 29,741                $ 15,462
                                                            ===========            ============             ===========

     Operating income increased for the United States electrical construction and facilities services operations for 1999 compared to 1998. The dollar increase in operating income for 1999 of $2.2 million, or 6.0%, as compared to 1998, was attributable to the incremental effect of businesses acquired during 1999 and 1998 as well as growth from the balance of EMCOR's operations. As a percentage of revenues, operating income decreased by 0.3% for 1999 as compared to 1998 primarily due to reduced operating income for certain operations which were only partially offset by a higher percentage of revenues being derived from markets where higher operating income margins are more typical than in other EMCOR markets, particularly in Eastern United States cities such as New York City, Boston and Washington, D.C. Operating income for 1998 for the United States electrical construction and facilities services operations increased $7.6 million, or 26.6% from 1997 levels due to a similar increase in revenues for businesses operating in the Eastern United States, particularly in New York City due to renovation projects.

     United States mechanical construction and facilities services operations operating income increased $16.9 million for 1999, an 80.5% increase over 1998 amounts primarily due to growth of EMCOR's existing businesses and operating income contributed by businesses acquired during 1999 and 1998. For 1998 compared with 1997, operating income increased $2.3 million, or 12.5%, primarily due to businesses acquired in 1998. As a percentage of revenues, operating income increased 0.3% from 1997 to 1998 and 0.1% from 1998 to 1999, principally due to the continued strong renovation market in New York City and new construction markets in Denver and Salt Lake City.

     United States other operating losses decreased $0.4 million for 1999 as compared to 1998 primarily due to the continuing development of consulting and maintenance services operations, offset partially by incremental operating income from certain businesses acquired during 1999 and 1998. Operating losses for 1998 compared to 1997 increased by $2.7 million primarily due to costs associated with the development of the consulting and maintenance services activities.

     Canada construction and facilities services operations operating income decreased by $1.0 million for 1999 compared to 1998 principally due to the decrease in revenues derived from Eastern Canada operations and the delay in commencing certain projects in 1999 caused by delays in the bidding process for certain jobs. Operating income as a percentage of revenues decreased 0.5% in 1999 compared to 1998 for the same reasons attributable to the dollar decrease in operating income. The 0.2% increase in operating income as a percentage of revenues for 1998 compared to 1997 was primarily due to the increase in construction and facility services activities in the Eastern Canadian markets, which markets generally have higher operating margin jobs than typical in other markets in which EMCOR operates.

     United Kingdom construction and facilities services operating income of $3.2 million for 1999 was an improvement compared to an operating loss of $0.9 million for 1998. The improvement was primarily attributable to growth in selected construction and facilities services markets in the United Kingdom. For 1998, operating losses decreased to $0.9 million, as compared to operating losses of $4.9 million for 1997. This decrease was attributable to growth in revenues for EMCOR operations in the Southern United Kingdom.

     General corporate expenses for 1999 increased by $2.5 million from 1998 levels, and increased by $2.1 million between 1998 and 1997 periods. The increases are attributable to increased variable overhead costs associated with the Company's increased revenues, as well as incremental fixed costs to support future growth in operations.

     Interest expense decreased by $0.5 million for 1999 compared to 1998, principally due to lower average outstanding borrowings. In addition, EMCOR's cost of borrowing was lower during 1999 as compared to 1998. The cost of borrowing was lower due to the 1998 issuance of 5.75% convertible subordinated notes, a portion of the proceeds from which were used to repay the Series C notes. These transactions accounted for the decrease in interest expense. In addition, in December 1998 EMCOR amended its working capital facility which generally provided for lower costs of borrowing. Interest expense decreased $2.0 million for 1998 compared with 1997 due primarily to the above mentioned Series C and Convertible Subordinated Notes transactions in March 1998.

     Interest income decreased by $1.5 million for 1999 compared with 1998, primarily due to reduced cash available to invest after approximately $55.8 million was utilized for acquisitions in 1999. Interest income increased by $2.5 million for 1998 compared to 1997. This increase was due to the increase in available cash balances resulting from the sales proceeds of the 5.75% convertible subordinated notes and equity offering.

Liquidity and Capital Resources

     On March 18, 1998, EMCOR sold, pursuant to underwritten public offerings, $100.0 million principal amount of 5.75% convertible subordinated notes and 1,100,000 shares of its common stock. Interest on the 5.75% convertible subordinated notes is payable semi-annually. The 5.75% convertible subordinated notes are unsecured indebtedness of EMCOR and are convertible at any time into common stock of EMCOR at a conversion price of $27.34 per share.

     On March 24, 1998, the underwriter of the 5.75% convertible subordinated notes offering exercised in full its over-allotment option to purchase an additional $15.0 million of 5.75% convertible subordinated notes, and accordingly, an additional $15.0 million principal amount of such notes were issued.

     During the third quarter of 1998, EMCOR's Board of Directors authorized a stock repurchase program under which EMCOR may repurchase up to $20.0 million of its common stock. As of December 31, 1999, EMCOR had repurchased 1,131,995 shares of its Common Stock at an aggregate cost of approximately $16.8 million.

     Proceeds received from the sale of the 5.75% convertible subordinated notes along with proceeds from the sale of common stock were used to redeem the Series C Notes, repay then outstanding borrowings under EMCOR's working capital credit lines, prepay EMCOR's supplemental sellco note and accrued interest thereon and for the acquisition of certain businesses through December 31, 1999.

     The following table presents EMCOR's net cash provided by operating activities, net cash provided by financing activities and net cash used in investing activities for the years ended December 31, 1999 and 1998 (in thousands):


                                                                 1999               1998
                                                            --------------     --------------
Net cash provided by operating activities                   $  35,618          $  35,312

Net cash used in investing activities                       $ (60,475)         $ (40,231)

Net cash provided by financing activities                   $     356          $  38,596

     The Company's consolidated cash balance decreased by $24.5 million from $83.1 million at December 31, 1998 to $58.6 million at December 31, 1999. Net cash provided by operating activities for 1999 was $35.6 million, an increase of $0.3 million from $35.3 million for 1998. The cash provided by operating activities was primarily due to increased net income, non-cash net income items, increased contracts in progress accounts payable and accrued expenses, offset partially by increased accounts receivable. Net cash used in investing activities for 1999 of $60.5 million consisted primarily of $55.8 million for acquisitions and $10.7 million for the net purchase of property, plant and equipment, versus $28.5 million and $10.9 million used for the same activities for 1998, respectively. Net cash provided by financing activities for 1999 of $0.4 million was primarily due to net proceeds from the exercise of common stock warrants of $10.0 million, offset by the purchase of common stock of $2.9 million and repayments of long-term debt and capital lease obligations of $7.0 million. In 1998, net cash provided by financing activities of $38.6 million was primarily due to the issuance of convertible subordinated notes of $115.0 million, net proceeds from issuance of common stock of $22.5 million, offset partially by the retirement of Series C notes for $61.9 million, purchases of common stock for $14.0 million, payment of working capital credit lines of $9.5 million, and retirement of the Supplemental Sellco Note for $5.5 million.

     On December 22, 1998, EMCOR and certain of its subsidiaries amended and restated the June 19, 1996 credit facility; the amended credit facility provides EMCOR with a credit facility for borrowings of up to $150.0 million. The amended working capital credit facility, which has an expiration date of June 30, 2002, is guaranteed by certain direct and indirect subsidiaries of EMCOR. It is secured by substantially all of the assets of EMCOR and those subsidiaries, and it provides for borrowing capacity available in the form of revolving loans and/or letters of credit. The revolving loans bear interest at (1) a rate which is the prime commercial lending rate announced by Harris Trust and Savings Bank from time to time (8.5% at December 31, 1999) plus 0% to 0.5%, based on certain financial tests or (2) at a LIBOR rate (6.0% at December 31, 1999) plus 1.25% to 2.0% based on certain financial tests. The interest rates in effect at December 31, 1999 were 8.5% and 7.25%, respectively. Letters of credit fees issued under the credit facility ranging from 0.5% to 2.0% are charged based on type of letters of credit issued and certain financial tests. As of December 31, 1999 and 1998, EMCOR had approximately $17.4 million and $30.2 million of letters of credit outstanding, respectively.

     In October 1997, the Company's Canadian subsidiary, Comstock Canada Ltd., renewed a credit agreement with a bank providing for an overdraft facility of up to Cdn. $0.5 million. The facility is secured by a standby letter of credit and provides for interest at the bank's prime rate (6.5% at December 31, 1999). There were no borrowings outstanding under this credit agreement at December 31, 1999 and 1998. The Canadian subsidiary may utilize EMCOR's 1998 credit facility for any future working capital requirements.

     In 1998, EMCOR issued notes in connection with the acquisition of two companies. A principal payment of $1.0 million was made in August 1999 in respect of one note issued in August 1998, and a principal payment of the balance of $1.15 million is to be made in respect of that note in August 2000. Interest on the note is payable together with payments of principal. The other note, issued in the principal amount of $6.2 million in December 1998, was paid in full in January 1999.

     The Company believes that current cash balances and borrowing capacity available under lines of credit, combined with cash expected to be generated from operations, will be sufficient to provide short-term and foreseeable long-term liquidity and meet expected capital expenditure requirements.

Certain Insurance Matters

     As of December 31, 1999, EMCOR was utilizing approximately $17.4 million of letters of credit obtained under its working capital credit facility as collateral for its current insurance obligations.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133" or "the Statement"). SFAS No. 133, as amended by SFAS No. 137, establishes for fiscal quarters of fiscal years beginning after June 15, 2000 accounting and reporting standards requiring derivative instruments, as defined, to be measured in the financial statements at fair value. The Statement also requires that changes in the derivative instruments' fair value be recognized currently in earnings unless certain accounting criteria are met. EMCOR does not expect the provision of SFAS No. 133 to have a significant effect on the financial condition or results of operations of EMCOR.

Quantitative and Qualitative Disclosures about Market Risk

     EMCOR is exposed to market risk for changes in interest rates for borrowings under its working capital credit facility. The working capital credit facility bears interest at variable rates, and the fair value of this borrowing is not significantly affected by changes in market interest rates. EMCOR is exposed to market risk on a forward contract that is designated as, and is effective as, an economic hedge. The amount of this forward contract is not material to the consolidated financial statements and it is not believed that a change in foreign exchange rates would have a significant effect on the fair value of this forward contract.

     Amounts invested in EMCOR's foreign operations are translated into U. S. dollars at the exchange rates in effect at year end. The resulting translation adjustments are recorded as accumulated other comprehensive income, a component of stockholders' equity, in the consolidated balance sheets.

Year 2000

     The Year 2000 issue concerned the inability of information systems to properly recognize and process date sensitive information beyond January 1, 2000.

     EMCOR has completed the required modifications to its information technology systems. Modification costs have been expensed as SG&A as incurred and costs of new software have been capitalized and will be amortized over the expected useful life of the related software.

     Since the inception of EMCOR's efforts to address the Year 2000 issue, approximately $1.0 million has been expensed as incurred. EMCOR does not anticipate additional material expenses related to the Year 2000 issue.

     Additionally, EMCOR has not been notified or become aware of any significant Year 2000 related incidents which could materially impact operations. However, management will continue to monitor the Year 2000 issue in the event such incidents become evident.

     This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995, particularly statements regarding market opportunities, market share growth, competitive growth, gross profit, and selling, general and administrative expenses. These forward-looking statements involve risks and uncertainties, that could cause actual results to differ materially from those in any such forward-looking statements. Such factors include, but are not limited to adverse changes in general economic conditions, including changes in the specific markets for the Company's services, adverse business conditions, decreased or lack of growth, in the mechanical and electrical construction and facilities services industries, increased competition, pricing pressures, risk associated with foreign operations and other factors.

Item 8.  Financial Statements and Supplementary Data

                                EMCOR Group, Inc.
                                and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                                                                 December 31,
                                                                                       ------------------------------
                                                                                             1999             1998
                                                                                             ----             ----
                                       ASSETS
Current assets:
     Cash and cash equivalents ................................................            $ 58,552          $83,053
     Accounts receivable, less allowance for doubtful accounts of  $31,083
          and $24,006, respectively ...........................................             713,593          538,457
     Costs and estimated earnings in excess of billings on uncompleted contracts            137,048           91,569
     Inventories ..............................................................               9,776            7,188
     Prepaid expenses and other ...............................................               9,018           11,702
                                                                                       -------------      -----------
      Total current assets ....................................................             927,987          731,969
Investments, notes and other long-term receivables ............................              17,411            6,974
Property, plant and equipment, net ............................................              36,509           32,098
Goodwill, less accumulated amortization of $4,204 and $786, respectively.......              68,009           22,745
Other assets ..................................................................               6,573            7,216
                                                                                       -------------      -----------
Total assets ..................................................................          $1,056,489         $801,002
                                                                                       =============      ===========


     The accompanying notes to consolidated financial statements are an integral part of these statements.

                                EMCOR Group, Inc.
                                and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)



                                                                                               December 31,
                                                                                     ------------------------------
                                                                                            1999          1998
                                                                                            ----          ----
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt and capital lease obligations .......           $ 2,235          $ 7,963
     Accounts payable .........................................................           342,917          246,856
     Billings in excess of costs and estimated earnings on uncompleted contracts          216,152          135,094
     Accrued payroll and benefits .............................................            84,496           62,008
     Other accrued expenses and liabilities ...................................            71,782           59,996
                                                                                     -------------     ------------
         Total current liabilities ............................................           717,582          511,917
Long-term debt and capital lease obligations ..................................           116,003          117,274
Other long-term obligations ...................................................            52,655           51,995
                                                                                     -------------     ------------
Total liabilities .............................................................           886,240          681,186
                                                                                     -------------     ------------
Stockholders'equity:
Preferred Stock, $0.10 par value, 1,000,000 shares authorized, zero issued and
     outstanding ..............................................................                --               --
Common Stock, $0.01 par value, 13,700,000 shares authorized, 10,427,690 and
     9,830,603 shares issued and outstanding, respectively ....................               117              109
Warrants ......................................................................                --            2,154
Capital surplus ...............................................................           142,894          114,867
Accumulated other comprehensive loss ..........................................            (2,223)          (1,822)
Retained earnings .............................................................            46,297           18,476
Treasury stock, at cost, 1,131,995 and 957,900 shares, respectively ...........           (16,836)         (13,968)
                                                                                     -------------     ------------
     Total stockholders' equity ...............................................           170,249          119,816
                                                                                     -------------     ------------
Total liabilities and stockholders' equity ....................................        $1,056,489         $801,002
                                                                                     =============     ============


     The accompanying notes to consolidated financial statements are an integral part of these statements.

                                EMCOR Group, Inc.
                                and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        For The Years Ended December 31,
                      (In thousands, except per share data)


                                                                            1999             1998              1997
                                                                      -------------    -------------    -------------
   Revenues ...................................................         $2,893,962       $2,210,374       $1,950,868
   Costs and expenses:
        Cost of sales  ........................................          2,598,055        1,987,087        1,768,685
        Selling, general and administrative ...................            237,816          186,063          154,769
                                                                      -------------    -------------    -------------
                                                                         2,835,871        2,173,150        1,923,454
                                                                      -------------    -------------    -------------
   Operating income ...........................................             58,091           37,224           27,414
   Interest expense ...........................................            (10,520)         (11,041)         (13,029)
   Interest income ............................................              2,107            3,558            1,077
                                                                      -------------    -------------    -------------
   Income before income taxes and extraordinary items .........             49,678           29,741           15,462
   Income tax provision .......................................             21,857           12,649            6,881
                                                                      -------------    -------------    -------------
   Income before extraordinary items ..........................             27,821           17,092            8,581
   Extraordinary items - loss on early extinguishment of debt,
        net of income taxes....................................                 --           (4,777)          (1,004)
                                                                      -------------    -------------    -------------
   Net income .................................................            $27,821         $ 12,315         $  7,577
                                                                      =============    =============    =============
   Basic earnings per share:
        Income before extraordinary items......................            $  2.86         $   1.67          $  0.90
        Extraordinary items - loss on early extinguishment of
             debt, net of income taxes ........................                 --            (0.47)           (0.11)
                                                                      -------------    -------------    -------------
   Basic earnings per share ...................................            $  2.86         $   1.20          $  0.79
                                                                      =============    =============    =============
   Diluted earnings per share:
        Income before extraordinary items......................            $  2.21         $   1.46          $  0.84
        Extraordinary items - loss on early extinguishment of
             debt, net of income taxes ........................
                                                                                --            (0.35)           (0.10)
                                                                      -------------    -------------    -------------
   Diluted earnings per share .................................            $  2.21         $   1.11          $  0.74
                                                                      =============    =============    =============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                EMCOR Group, Inc.
                                and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For The Years Ended December 31,
                                 (In thousands)


                                                                               1999           1998           1997
                                                                           -----------     -----------    -----------
   Cash flows from operating activities:
   Net income .....................................................           $27,821        $ 12,315        $ 7,577
   Adjustments to reconcile net income to net cash provided
       by operating activities:
       Depreciation and amortization ..............................            10,675           9,846          8,140
       Amortization of goodwill ...................................             3,418             734             52
       Provision for doubtful accounts ............................             5,967           3,508          4,300
       Non-cash expense for amortization of debt issuance costs ...             1,236             408          1,319
       Provision in lieu of income taxes ..........................            15,645           8,151          5,587
       Non-cash portion of extraordinary items ....................                --           3,152            533
       Other, net .................................................                --             416            612
                                                                           -----------     -----------    -----------
                                                                               64,762          38,530         28,120
   Change in operating assets and liabilities excluding effect of businesses acquired:
       Increase in accounts receivable ............................           (96,875)        (27,219)       (41,885)
       Decrease in inventories and contracts in progress ..........            14,654           1,236          3,029
       Increase in accounts payable, accrued payroll and benefits
          and accrued expenses and liabilities ....................            47,706          16,841         31,740
       Changes in other assets and liabilities, net ...............             5,371           5,924          4,613
                                                                           -----------     -----------    -----------
   Net cash provided by operating activities ......................            35,618          35,312         25,617
                                                                           -----------     -----------    -----------
   Cash flows from investing activities:
       Proceeds from sale of assets ...............................               347             308            750
       Purchase of property, plant and equipment ..................           (10,737)        (10,946)        (9,753)
       Payments for acquisitions of businesses ....................           (55,782)        (28,520)        (1,500)
       Net proceeds (disbursements) for other investments .........             5,697          (1,073)          (164)
                                                                           ------------    ------------    -----------
   Net cash used in investing activities ..........................           (60,475)        (40,231)       (10,667)
                                                                           ------------    ------------    -----------
   Cash flows from financing activities:
       Proceeds from working capital credit lines .................           306,400              --        136,862
       Repayments of working capital credit lines .................          (306,400)         (9,497)      (141,565)
       Net (repayments of) proceeds from  long-term debt and
          capital lease obligations ...............................            (7,012)         (1,840)           221
       Repayment and redemption of Series C Notes .................                --         (61,854)       (11,920)
       Net proceeds from exercise of stock options ................               221             518            427
       Premiums paid on early extinguishment of debt ..............                --          (2,437)            --
       Repayment and redemption of Supplemental SellCo Note .......                --          (5,464)            --
       Issuance of convertible subordinated notes .................                --         115,000             --
       Net proceeds from exercise of common stock warrants ........            10,015              --             --
       Net proceeds from issuance of common stock .................                --          22,485             --
       Purchase of common stock ...................................            (2,868)        (13,968)            --
       Debt issuance costs ........................................                --          (4,347)          (304)
                                                                           -----------     ------------   ------------
   Net cash provided by (used in) financing activities ............               356          38,596        (16,279)
                                                                           -----------     -----------    ------------
   (Decrease) increase in cash and cash equivalents ...............           (24,501)         33,677         (1,329)
   Cash and cash equivalents at beginning of year .................            83,053          49,376         50,705
                                                                           -----------     -----------    -----------
   Cash and cash equivalents at end of year .......................           $58,552         $83,053        $49,376
                                                                           ===========     ===========    ===========

     The accompanying notes to consolidated financial statements are an integral part of these statements.

                                EMCOR Group, Inc.
                                and Subsidiaries

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
                                 (In thousands)


                                                                              Accumulated
                                       Total                                     other      (Accumulated
                                      stock-                                 comprehensive     deficit)
                                      holders'  Common              Capital  income (loss)     retained     Treasury  Comprehensive
                                      equity    stock    Warrants   surplus       (1)          earnings       stock      income
                                    ------------------------------------------------------------------------------------------------
Balance, December 31, 1996          $ 83,883      $95    $ 2,154    $81,672      $1,378       $ (1,416)        --
    Net income                         7,577       --         --         --          --          7,577         --        $ 7,577
    Foreign currency translation
      adjustments                     (1,573)      --         --         --      (1,573)            --         --         (1,573)
                                                                                                                      -----------
    Comprehensive income                  --       --         --         --          --             --         --         $6,004
                                                                                                                      ===========
    Provision in lieu of income
      taxes, net of benefit of
      extraordinary item of
      $578                             5,009       --         --      5,009          --             --         --
    Common stock issued under
      stock option plans                 427        1         --        426          --             --         --
                                    ---------------------------------------------------------------------------------
Balance, December 31, 1997            95,323       96      2,154     87,107        (195)          6,161        --
    Net income                        12,315       --         --         --          --          12,315        --        $12,315
    Foreign currency translation
      adjustments                     (1,627)      --         --         --      (1,627)             --        --         (1,627)
                                                                                                                      ------------
    Comprehensive income                  --       --         --         --          --              --        --        $10,688
                                                                                                                      ============
    Provision in lieu of income
      taxes, net of benefit of
      extraordinary item of
      $3,381                           4,770       --         --      4,770          --              --        --
    Issuance of common stock          22,485       11         --     22,474          --              --        --
    Common stock issued under
      stock option plans                 518        2         --        516          --              --        --
    Treasury stock, at cost          (13,968)      --         --         --          --              --   (13,968)
                                    ---------------------------------------------------------------------------------
Balance, December 31, 1998           119,816      109      2,154    114,867      (1,822)         18,476   (13,968)
    Net income                        27,821       --         --         --          --          27,821        --        $27,821
    Foreign currency translation
      adjustments                       (401)      --         --         --        (401)             --        --           (401)
                                                                                                                      ------------
    Comprehensive income                  --       --         --         --          --              --        --        $27,420
                                                                                                                      ============
    Provision in lieu of income
       taxes                          15,645       --         --     15,645          --              --        --
    Common stock issued
       pursuant to warrants
       exercised                      10,015        7    (1,190)     11,198          --              --        --
    Value of expired warrants             --       --      (964)        964          --              --        --
    Common stock issued under
      stock option plans                 221        1         --        220          --              --        --
    Treasury stock, at cost           (2,868)      --         --         --          --              --    (2,868)
                                    ---------------------------------------------------------------------------------
Balance, December 31, 1999          $170,249     $117         --   $142,894     $(2,223)        $46,297  $(16,836)
                                    =================================================================================


 (1) Represents cumulative foreign currency translation adjustments.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                EMCOR Group, Inc.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF OPERATIONS

     EMCOR Group, Inc., a Delaware corporation, and subsidiaries ("EMCOR") is the largest mechanical and electrical construction and facilities services firm in the United States and Canada and one of the largest in the United Kingdom. EMCOR specializes in the design, installation, integration, start-up, operation and maintenance of: (1) distribution systems for electrical power, including power cables, conduits, distribution panels, transformers, generators, uninterruptible power supply systems and related switch gear and controls; (2) lighting systems, including fixtures and controls; (3) low-voltage systems, including fire alarm, security and process control systems; (4) voice and data communications systems, including fiber-optic and low voltage copper cabling;
(5) heating, ventilation, air conditioning, refrigeration and clean room process ventilation systems; and (6) plumbing, process and high-purity piping systems. EMCOR provides mechanical and electrical construction services and facilities services directly to corporations, municipalities and other governmental entities, owners/developers, and tenants of buildings. It also provides these services indirectly by acting as a subcontractor to construction managers, general contractors, systems suppliers and other subcontractors. Mechanical and electrical construction services often fall into one of two categories: (1) large installation projects with contracts often in the multi-million dollar range and (2) smaller installation projects typically involving fit-out renovations and retrofit work. In addition, EMCOR also provides services needed to support a customer's facilities not related to construction projects. These services, frequently referred to as facilities services, include customer based operations and maintenance, mobile maintenance and service, small modification and retrofit projects, consulting, program development and management for energy systems, and maintenance of facilities. These services are provided to a wide range of commercial, industrial, and institutional buildings including facilities at which EMCOR provided construction services and at which construction services were provided by others. Facilities services are frequently bundled to provide integrated service packages and may include services in addition to EMCOR's core mechanical and electrical services.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of EMCOR and its majority-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Investments over which EMCOR exercises significant influence, but does not control (generally a 20% to 50% ownership interest), are accounted for using the equity method of accounting.

Principles of Preparation

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires EMCOR to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications of prior years data have been made in the accompanying consolidated financial statements where appropriate to conform to the current presentation.

Revenue Recognition

     Revenues from long-term contracts are recognized on the percentage-of-completion method. Percentage-of-completion is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. Certain of EMCOR's electrical contracting business units measure percentage-of-completion by the percentage of labor costs incurred to date for each contract to the estimated total labor costs for such contract.

     Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. In forecasting ultimate profitability on certain contracts, estimated recoveries are included for work

                                EMCOR Group, Inc.
                                and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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

     Also included in costs and estimated earnings on uncompleted contracts are amounts EMCOR seeks or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price, or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). These amounts are recorded at their estimated net realizable value when realization is probable and can be reasonably estimated. No profit is recognized on the construction costs incurred in connection with these amounts. Unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded unapproved change orders may be made in the near-term. Claims made by EMCOR involve negotiation and, in certain cases, litigation. EMCOR expenses litigation costs as incurred, although it may seek to recover these costs as part of the claim. EMCOR believes that it has established legal basis for pursuing recovery of recorded claims, and it is management's intention to pursue and litigate these claims, if necessary, until a decision or settlement is reached. Claims also involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded claims may be made in the near-term. Claims against EMCOR are recognized when a loss is considered probable and amounts are reasonably determinable.

     Costs and estimated earnings on uncompleted contracts and related amounts billed as of December 31, 1999 and 1998 are as follows (in thousands):


                                                                               1999             1998
                                                                          -------------    -------------
        Costs incurred on uncompleted contracts ....................        $4,901,702       $2,737,507
        Estimated earnings .........................................           410,755          202,211
                                                                          -------------    -------------
                                                                             5,312,457        2,939,718
        Less: billings to date .....................................         5,391,561        2,983,243
                                                                          -------------    -------------
                                                                            $  (79,104)      $  (43,525)
                                                                          =============    =============

     Such amounts are included in the accompanying Consolidated Balance Sheets at December 31, 1999 and 1998 under the following captions (in thousands):


                                                                               1999             1998
                                                                          -------------    -------------
        Costs and estimated earnings in excess of billings on
          uncompleted contracts ....................................          $137,048        $  91,569
        Billings in excess of costs and estimated  earnings on
          uncompleted contracts ....................................          (216,152)        (135,094)
                                                                          -------------    -------------
                                                                             $ (79,104)       $ (43,525)
                                                                          =============    =============

                                EMCOR Group, Inc.
                                and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     As of December 31, 1999 costs and estimated earnings in excess of billings on uncompleted contracts included unbilled revenues for unapproved change orders of approximately $22.7 million and claims of approximately $17.8 million. In addition, accounts receivable as of December 31, 1999 includes claims and contractually billed amounts related to such contracts of approximately $28.3 million. Claims and related amounts included in accounts receivable aggregated approximately $29.0 million as of December 31, 1998. Generally, contractually billed amounts will not be paid by the customer to EMCOR until final resolution of related claims.

Classification of Contract Amounts

     In accordance with industry practice, EMCOR classifies as current all assets and liabilities related to the performance of long-term contracts. The contracting cycle for certain long-term contracts may extend beyond one year and, accordingly, collection or payment of amounts related to these contracts may extend beyond one year. Accounts receivable at December 31, 1999 and 1998 included $128.7 million and $91.6 million, respectively, of retainage billed under terms of the contracts. EMCOR estimates that approximately 85% of retainage recorded at December 31, 1999 will be collected during 2000.

Cash and cash equivalents

     For purposes of the consolidated financial statements, EMCOR considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. EMCOR maintains a centralized cash management program whereby its excess cash balances are invested in high quality, short-term money market instruments which are considered cash equivalents. At times, cash balances in EMCOR's bank accounts may exceed federally insured limits.

Inventories

     Inventories, which consist primarily of construction materials, are stated at the lower of cost or market. Cost is determined principally using average cost.

Investments, notes and other long-term receivables

     Investments, notes and other long-term receivables at December 31, 1999 was $17.4 million, representing a $10.4 million increase compared to $7.0 million at December 31, 1998, and primarily consists of investments in joint ventures accounted for using the equity method of accounting. The $10.4 million increase was primarily attributable to such investments of a company acquired by EMCOR in 1999.

Property, plant and equipment

     Property, plant and equipment is stated at cost. Depreciation is recorded principally using the straight-line method over estimated useful lives ranging from 3 to 40 years.

     Property, plant and equipment in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 1999 and 1998 (in thousands):


                                                                                  1999           1998
                                                                              ----------    -----------
           Machinery and equipment ......................................       $36,814        $33,894
           Furniture and fixtures .......................................         9,723          6,953
           Land, buildings and leasehold improvements ...................        20,510         15,566
                                                                              ----------    -----------
                                                                                 67,047         56,413
           Accumulated depreciation and amortization ....................       (30,538)       (24,315)
                                                                              ----------    -----------
                                                                                $36,509        $32,098
                                                                              ==========    ===========

                                EMCOR Group, Inc.
                                and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Goodwill

     Goodwill at December 31, 1999 and 1998 primarily consisted of approximately $68.0 million and $22.8 million, respectively, of the excess of cost over fair market value of net identifiable assets of companies acquired in purchase transactions. Goodwill is being amortized using the straight-line method over periods ranging from 5 to 20 years.

     At the end of each quarter, EMCOR reviews events and changes in circumstances to determine whether the recoverability of the carrying value of Goodwill should be reassessed. Should events or circumstances indicate that the carrying value may not be recoverable based on undiscounted future cash flows, an impairment loss measured by the difference between the discounted future cash flows (or another acceptable method for determining fair value) and the carrying value of Goodwill would be recognized by EMCOR. Through December 31, 1999, no adjustment for the impairment of Goodwill carrying value has been required.

Insurance Reserves

     EMCOR's insurance liability is determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. At December 31, 1999 and 1998, the estimated current portion of the discounted insurance liability was included in "Other accrued expenses and liabilities" in the accompanying Consolidated Balance Sheets. The non-current portion of the discounted insurance liability was included in "Other long-term obligations".

Fair Value of Financial Instruments

     EMCOR's financial instruments include accounts receivable, investments, notes and other long-term receivables, long-term debt, foreign currency contracts and other financing commitments whose carrying values approximate their fair values.

     At December 31, 1999, the fair value of EMCOR's 5.75% Convertible Subordinated Notes was $97.8 million compared to the carrying value of $115.0 million. The fair value was estimated based on quoted market prices and market interest rates as of December 31, 1999.

Foreign Operations

     The financial statements and transactions of EMCOR's foreign subsidiaries are maintained in their functional currency and translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". Translation adjustments have been accumulated as a separate component of Stockholders' equity as Accumulated other comprehensive income (loss).

Income Taxes

     EMCOR accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires an asset and liability approach which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized.

                                EMCOR Group, Inc.
                                and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Foreign Exchange Contracts

     Gains and losses on contracts designated as hedges of net investments in foreign subsidiaries are recognized in the Consolidated Statements of Stockholders' Equity and Comprehensive Income as a component of Accumulated other comprehensive income (loss).

     As of December 31, 1999, EMCOR had one forward contract that was designated as, and was effective as, an economic hedge. The amount of this forward contract was not material to the Consolidated Financial Statements.

Valuation of Stock Option Grants

     EMCOR accounts for its stock option plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). See Note I for pro forma information relating to treatment of EMCOR's stock option plans under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133", establishes for fiscal quarters of fiscal years beginning after June 15, 2000 accounting and reporting standards requiring derivative instruments, as defined, to be measured in the financial statements at fair value. SFAS 133 also requires that changes in the derivative instruments' fair value be recognized currently in earnings unless certain accounting criteria are met. EMCOR does not expect the provision of SFAS 133 to have a significant effect on the financial condition or results of operations of EMCOR.

NOTE C - ACQUISITIONS OF BUSINESSES

     During 1999, EMCOR acquired two businesses and paid additional consideration by reason of earnouts on prior acquisitions for an aggregate of $55.8 million in cash. During 1998, EMCOR acquired ten businesses for an aggregate purchase price of $36.8 million, $28.5 million of which was paid in cash and $8.3 million was paid in notes made by EMCOR. The purchase price of certain transactions are subject to finalization based on certain contingencies provided for in the purchase agreements. These acquisitions were accounted for by the purchase method, and the purchase price has been allocated to the assets acquired and liabilities assumed, based upon the estimated fair values of these assets and liabilities at the dates of acquisition. The purchase prices of these transactions are of a preliminary basis and are subject to certain purchase accounting adjustments. Goodwill, representing the excess purchase price over the fair value of amounts assigned to the net tangible assets acquired, was $68.0 million and $22.7 million at December 31, 1999 and 1998, respectively, and is being amortized over periods of 5 to 20 years. Amortization expense for the year ended December 31, 1999, 1998 and 1997 was $3.4 million, $0.7 million and $0.1 million, respectively. The pro forma effect on EMCOR's revenues, net income and earnings per share for 1999, 1998 and 1997, as though the acquisitions occurred as of January 1 of each year, was not material.

                                EMCOR Group, Inc.
                                and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE D - EARNINGS PER SHARE

     The following tables summarize EMCOR's calculation of Basic and Diluted Earnings per Share ("EPS") for the years ended December 31, 1999, 1998 and 1997:


                                                                          Income             Shares         Per Share
      1999                                                              (Numerator)      (Denominator)        Amount
      ----                                                             --------------    ---------------    ----------
      Basic EPS
      Income before extraordinary item available to common
          stockholders ...........................................       $27,821,000          9,732,930         $2.86
                                                                                                            ==========
      Effect of Dilutive Securities:
      Convertible Subordinated Notes, including assumed
          interest savings, net of tax............................         4,099,750          4,206,291
      Options ....................................................                --            245,893
      Warrants ...................................................                --            259,708
                                                                       --------------    ---------------
      Diluted EPS ................................................       $31,920,750         14,444,822         $2.21
                                                                       ==============    ===============    ==========

                                                                          Income             Shares         Per Share
      1998                                                              (Numerator)      (Denominator)        Amount
      ----                                                             --------------    ---------------    ----------
      Basic EPS
      Income before extraordinary item available to common
          stockholders ...........................................       $17,092,000         10,232,527         $1.67
                                                                                                            ==========

      Effect of Dilutive Securities:
      Convertible Subordinated Notes including assumed
          interest savings, net of tax ...........................         2,785,000          2,952,672
      Options ....................................................                --            215,531
      Warrants ...................................................                --            228,995
                                                                       --------------    ---------------
      Diluted EPS ................................................       $19,877,000         13,629,725         $1.46
                                                                       ==============    ===============    ==========


                                                                          Income             Shares         Per Share
      1997                                                              (Numerator)      (Denominator)        Amount
      ----                                                             --------------    ---------------    ----------
      Basic EPS
      Income before extraordinary item available to common
          stockholders ...........................................        $8,581,000          9,547,869         $0.90
                                                                                                            ==========
      Effect of Dilutive Securities:
      Options ....................................................                --            305,336
      Warrants ...................................................                --            321,690
                                                                       --------------    ---------------
      Diluted EPS ................................................        $8,581,000         10,174,895         $0.84
                                                                       ==============    ===============    ==========

     The number of EMCOR's options granted, which were excluded from the computation of Diluted EPS for the years ended December 31, 1999, 1998 and 1997 because they would be antidilutive, were 211,720, 306,785 and none, respectively.

                                EMCOR Group, Inc.
                                and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE E - CURRENT DEBT

1998 Credit Facility

     On December 22, 1998, EMCOR and certain of its subsidiaries amended and restated the June 19, 1996 credit facility; the amended credit facility provides EMCOR with a credit facility for borrowings of up to $150.0 million. The amended credit facility, which has an expiration date of June 30, 2002, is guaranteed by certain direct and indirect subsidiaries of EMCOR. It is secured by substantially all of the assets of EMCOR and those subsidiaries, and it provides for borrowing capacity available in the form of revolving loans and/or letters of credit. The revolving loans bear interest at (1) a rate which is the prime commercial lending rate announced by Harris Trust and Savings Bank from time to time (8.5% at December 31, 1999) plus 0% to 0.5%, based on certain financial tests or (2) at a LIBOR rate (6.0% at December 31, 1999) plus 1.25% to 2.0% based on certain financial tests. The interest rates in effect at December 31, 1999 were 8.5% and 7.25%, respectively. Letters of credit fees issued under the credit facility ranging from 0.5% to 2.0% are charged based on type of letters of credit issued and certain financial tests. As of December 31, 1999 and 1998, EMCOR had approximately $17.4 million and $30.2 million of letters of credit outstanding, respectively. No revolving loans were outstanding under the 1998 Credit Facility at December 31, 1999 and 1998.

1996 Credit Facility

     On June 19, 1996, EMCOR and its subsidiary Dyn Specialty Contracting, Inc. entered into a credit agreement with Harris Trust and Savings Bank providing EMCOR with a working capital credit facility for borrowings up to $100.0 million for a three-year period. This agreement was amended and restated on December 22, 1998.

Foreign Borrowings

     In October 1997, EMCOR's Canadian subsidiary, Comstock Canada Ltd., renewed a credit agreement with a bank providing for an overdraft facility of up to Cdn. $0.5 million. The facility is secured by a standby letter of credit and provides for interest at the bank's prime rate (6.5% at December 31, 1999). There were no borrowings outstanding under this facility at December 31, 1999 and 1998. The Canadian subsidiary may utilize EMCOR's 1998 credit facility for any future working capital requirements.

                                EMCOR Group, Inc.
                                and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE F - LONG-TERM DEBT

     Long-term debt in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 1999 and 1998 (in thousands):


                                                                                          1999           1998
                                                                                       -----------    -----------
Convertible Subordinated Notes at 5.75% due 2005 ..............................          $115,000       $115,000
Note Payable at 6.0%, due 2000 ................................................             1,150          2,150
Note Payable, due 1999 ........................................................                --          6,164
Capitalized Lease Obligations at weighted average interest rates from 2.9% to
   11.0%, payable in varying amounts through 2004 .............................               554            837
Other, at weighted average interest rates of approximately 10.0%, payable in
   varying amounts through 2016 ...............................................             1,534          1,086
                                                                                       -----------    -----------
                                                                                          118,238        125,237
   Less : current maturities ..................................................             2,235          7,963
                                                                                       -----------    -----------
                                                                                         $116,003       $117,274
                                                                                       ===========    ===========


Convertible Subordinated Notes

     On March 18, 1998, EMCOR sold, pursuant to an underwritten public offering, $100.0 million principal amount of 5.75% Convertible Subordinated Notes ("Subordinated Notes"). On March 24, 1998, the underwriter of the Subordinated Notes offering exercised in full its over-allotment option to purchase an additional $15.0 million of Subordinated Notes, and accordingly, Subordinated Notes in the additional principal amount of $15.0 million were issued. The Subordinated Notes will mature on April 1, 2005 and are general, unsecured obligations of EMCOR, subordinated in right to all existing and future Senior Indebtedness (as defined in the indenture pursuant to which Subordinated Notes were issued (the "Subordinated Indenture") of EMCOR.

     The Subordinated Indenture does not contain any financial covenants or any restrictions on the payment of dividends, the repurchase of securities of EMCOR or the incurrence of Indebtedness (as defined in the Subordinated Indenture) or Senior Indebtedness. Holders of the Subordinated Notes have the right at any time to convert the Subordinated Notes into Common Stock of EMCOR at a conversion price of $27.34 per share.

Series C Notes

     On December 15, 1994, EMCOR issued approximately $62.8 million principal amount of Series C Notes. Interest on the Series C Notes was payable semiannually through June 15, 1996 by the issuance of additional Series C Notes and was thereafter payable quarterly in cash until redemption. The Series C Notes were unsecured indebtedness of EMCOR and were subordinate to indebtedness under EMCOR's 1996 credit facility. The Series C Notes were recorded at a discount to their face amount to yield an estimated effective interest rate of 14.0%.

     On June 3, 1997, EMCOR purchased $1.0 million of Series C Notes and retired such notes. On June 27, 1997, EMCOR called for the partial redemption of approximately $10.9 million principal amount of Series C Notes. In accordance with the Indenture governing the Series C Notes, the redemption price of the Series C Notes was 105% of the principal amount redeemed. Accordingly, EMCOR recorded an extraordinary loss of approximately $1.0 million related to the early retirement of debt. The extraordinary loss consisted primarily of the write-off of the associated debt discount plus premiums and costs associated with the redemption, net of income tax benefits of approximately $0.7 million.

                                EMCOR Group, Inc.
                                and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE F - LONG-TERM DEBT- (Continued)

     On March 18, 1998, EMCOR called for redemption approximately $61.9 million principal amount of Series C Notes and irrevocably funded such amounts, together with a redemption premium, with the trustee of the Series C Notes. In accordance with the Indenture governing the Series C Notes, the redemption price of the Series C Notes was 104% of the principal amount redeemed. Accordingly, EMCOR recorded an extraordinary loss of $4.8 million net of income taxes related to the early retirement of debt. The extraordinary loss consisted primarily of the write-off of the associated debt discount plus the redemption premium and costs associated with the redemption, net of income tax benefits.

Supplemental SellCo Note

  On December 15, 1994, EMCOR issued to its wholly-owned subsidiary SellCo Corporation ("SellCo") its 8.0% promissory note in the principal amount of approximately $5.5 million (the "Supplemental SellCo Note"). The Supplemental SellCo Note provided that it matured on the earlier of (i) December 15, 2004 or
(ii) one day prior to the date on which the SellCo Notes (hereafter defined) are deemed canceled. The Supplemental SellCo Note was recorded at a discount to its face amount to yield an estimated effective interest rate of 14.0%.

     In June 1998, EMCOR prepaid in full, including accrued interest thereon, the Supplemental SellCo Note.

SellCo Notes

     On December 15, 1994, SellCo issued approximately $48.1 million principal amount of 12.0% Subordinated Contingent Payments Notes, due 2004, (the "SellCo Notes"). Interest was payable semiannually in additional SellCo Notes. Net Cash Proceeds (as defined in the Indenture pursuant to which the SellCo Notes were issued) from the sales of stock or assets of SellCo subsidiaries were to be used to redeem SellCo Notes. The SellCo Notes were not obligations of EMCOR and, accordingly, were not included in the accompanying Consolidated Balance Sheets as of December 31, 1999 and 1998. Since the date of issuance, approximately $20.0 million of the SellCo Notes have been redeemed with proceeds from the sale of stock and assets of SellCo subsidiaries and the prepayment by EMCOR of the Supplemental SellCo Note. The SellCo Notes mature on December 15, 2004 if not deemed canceled at an earlier date pursuant to the Indenture.

Notes Payable for Acquisitions

     In 1998, EMCOR issued notes in connection with the acquisition of two companies. A principal payment of $1.0 million was made in August 1999 in respect of one note issued in August 1998, and a principal payment of the balance of $1.15 million is to be made in respect of that note in August 2000. Interest on the note is payable together with payments of principal. The other note, issued in the principal amount of $6.2 million in December 1998, was paid in full in January 1999.

Capitalized Lease Obligations

     See Note K in the Notes to Consolidated Financial Statements.

                                EMCOR Group, Inc.
                                and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE F - LONG-TERM DEBT- (Continued)

Other Long-Term Debt

     Other long-term debt consists primarily of loans for real estate, office equipment, automobiles and building improvements. As of December 31, 1999 and 1998, respectively, other long-term debt, excluding current maturities, totaling $1.5 million and $1.1 million was owed by certain of EMCOR's subsidiaries. The aggregate amount of other long-term debt maturing during the next five years is approximately: $0.6 million in 2000, $0.2 million in 2001, $0.1 million in each of 2002, 2003 and 2004, and $0.4 million thereafter.

NOTE G - INCOME TAXES

     EMCOR files a consolidated federal income tax return including all its U.S. subsidiaries. At December 31, 1999, EMCOR had net operating loss carryforwards ("NOLs") for U.S. income tax purposes of approximately $110.0 million, which expire in the years 2007 through 2012. The NOLs are subject to review by the Internal Revenue Service. Future changes in ownership of EMCOR, as defined by
Section 382 of the Internal Revenue Code, could limit the amount of NOLs available for use in any one year.

     EMCOR adopted Fresh-Start Accounting in connection with EMCOR's reorganization in December 1994. As a result, the tax benefit of any net operating loss carryforwards or net deductible temporary differences which existed as of December 15, 1994 will result in a charge to the tax provision (provision in lieu of income taxes) and be allocated to reorganization value in excess of amounts allocable to identifiable assets established in connection with EMCOR's emergence from bankruptcy and to capital surplus. For the year ended December 31, 1996, EMCOR allocated approximately $4.5 million of its tax provision to reorganization value in excess of amounts allocable to identifiable assets, thereby reducing this balance to zero. The remaining utilization of NOLs and other deferred tax assets, approximately $15.6 million, $8.2 million and $5.6 million for the years ended December 31, 1999, 1998 and 1997, respectively, have been applied to capital surplus for the years then ended.

                                EMCOR Group, Inc.
                                and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE G - INCOME TAXES -(Continued)

     The income tax provision in the accompanying Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997 consists of (in thousands):



                                                                       1999            1998            1997
                                                                    -----------     ------------    -----------
        Current:
           Federal ..........................................          $ 2,482          $ 1,549         $  396
           State and local ..................................            2,000              788            580
           Foreign ..........................................              630            2,161          1,418
                                                                    -----------     ------------    -----------
                                                                         5,112            4,498          2,394
                                                                    -----------     ------------    -----------

        Deferred:
           Foreign ..........................................            1,100                --        (1,100)
                                                                    -----------     ------------    -----------

        Provision in lieu of income taxes                               15,645            8,151          5,587
                                                                    -----------     ------------    -----------
                                                                       $21,857          $12,649         $6,881
                                                                    ===========     ============    ===========

     Factors accounting for the variation from U.S. statutory income tax rates relating to continuing operations for the years ended December 31, 1999, 1998 and 1997 are as follows (in thousands):

                                                                       1999            1998            1997
                                                                    -----------     ------------    -----------
        Federal income taxes at the statutory rate ............        $17,387          $10,409         $5,412
        State and local income taxes, net of federal tax benefits        2,990            1,058            686
        Foreign income taxes ..................................            271            1,247          1,630
        Non-deductible goodwill amortization...................            843              101             --
        Other .................................................            366             (166)          (847)
                                                                    -----------     ------------    -----------
                                                                       $21,857          $12,649         $6,881
                                                                    ===========     ============    ===========

     The components of the net deferred income tax asset included in "Other Assets" in the accompanying Consolidated Balance Sheets for the years ended December 31, 1999, and 1998 are as follows (in thousands):


                                                                                   1999            1998
                                                                               ------------    -------------
        Deferred tax assets:
        Net operating loss carryforward ..............................            $ 42,166         $ 57,998
        Excess of amounts expensed for financial statement purposes
            over amounts deducted for income tax purposes ............              64,149           30,177
        Other ........................................................               2,899            2,899
                                                                               ------------    -------------
        Total deferred tax asset .....................................             109,214           91,074
                                                                               ------------    -------------
        Deferred tax liabilities:
        Cost capitalized for financial statement purposes and deducted
           for income tax purposes ...................................              20,433           17,823
                                                                               ------------    -------------
        Total deferred tax liability .................................              20,433           17,823
                                                                               ------------    -------------
        Net deferred tax asset before valuation allowance ............              88,781           73,251
        Valuation allowance for net deferred tax asset ...............             (88,781)         (72,151)
                                                                               ------------    -------------
        Net deferred tax asset .......................................            $    --          $  1,100
                                                                               ============    =============

                                EMCOR Group, Inc.
                                and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

  NOTE G - INCOME TAXES -(Continued)

     Income before income taxes and extraordinary items for the years ended December 31, 1999, 1998, and 1997 consists of the following (in thousands):


                                                                           1999           1998           1997
                                                                           ----           ----           ----
      United States .......................................               $42,714       $ 27,130       $ 19,207
      Foreign .............................................                 6,964          2,611         (3,745)
                                                                        ----------    -----------    -----------
                                                                          $49,678       $ 29,741       $ 15,462
                                                                        ==========    ===========    ===========

NOTE H - COMMON STOCK

     On March 18, 1998, EMCOR sold, pursuant to an underwritten public offering, 1,100,000 of its common stock at a price of $21.875 per share.

     As part of a program previously authorized by the Board of Directors, EMCOR purchased 174,095 and 957,900 shares of its common stock during 1999 and 1998, respectively. The aggregate amount of $16.8 million paid for those shares has been classified as "Treasury Stock, at Cost" in the Consolidated Balance Sheet at December 31, 1999. EMCOR management is authorized to repurchase up to $20.0 million of EMCOR's common stock under this program.

NOTE I - STOCK OPTIONS AND WARRANTS

     EMCOR has stock based compensation plans under which employees receive stock options and outside directors receive stock options or shares of common stock. During 1999, certain stock options were granted by the board of directors outside of established stock option plans. A summary of the general terms of the stock option and stock unit plans, plus other stock option grants follows:

                                                 Authorized                                            Exercise
                                                   Shares            Vesting         Expiration         Price
                                              ---------------  -----------------  ----------------  ---------------

        1994 Management Stock Option Plan        1,000,000         Generally,         Ten years       Fair market
                 (the "1994 Plan")                               33 1/3% on each      from grant       value of
                                                                 anniversary of          date        common stock
                                                                   grant date                        on grant date

        1995 Non-Employee Directors' Non-         200,000      100% on grant date     Ten years       Fair market
                 Qualified Stock Option Plan                                          from grant       value of
                 (the "1995 Plan")                                                       date        common stock
                                                                                                     on grant date

        1997 Non-Employee Directors' Non-         300,000              (1)            Five years      Fair market
                 Qualified Stock Option Plan                                          from grant       value of
                 (the "1997 Directors' Stock                                             date        common stock
                  Option Plan")                                                                      on grant date
                                                                                                          (3)

        1997 Stock Plan for Directors (the        150,000              (2)            Five years      Fair market
                 "1997 Directors' Stock Plan")                                        from grant       value of
                                                                                         date        common stock
                                                                                                       on grant
                                                                                                        date(4)

        Other Stock Option Grants              Not applicable   Generally, either     Ten years       Fair market
                                                                  100% on first       from grant       value of
                                                                 anniversary of          date        common stock
                                                                grant date or 33                     on grant date
                                                                  1/3% on each
                                                                 anniversary of
                                                                   grant date

                                EMCOR Group, Inc.
                                and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE I - STOCK OPTIONS AND WARRANTS -(Continued)

--------------------
(1) At the election of an individual serving as a Director, the individual may elect to receive one-third, two-thirds or all of his retainer for a calendar year in the form of stock options. Such options become exercisable quarterly over the calendar year. In addition, the individual will receive additional stock options equal to the product of .5 times the amount of stock options otherwise issued as a result of his election.

(2) At the election of an individual serving as a Director, the individual may elect to receive one-third, two-thirds or all of his retainer for a calendar year in the form of deferred stock units equal in value to the retainer. In addition, the individual will receive additional deferred stock units equal to .2 times the amount of deferred stock units otherwise issued as a result of his election. Following termination of Board service, the director receives shares of common stock equal to the number of deferred stock units.

(3) The grant date is the first business day of a calendar year for individuals who are serving as Directors as of such date, and on the date.

(4) The grant date is the first business day of a calendar year for individuals who are serving as Directors as of such date.

     The following table summarizes EMCOR's stock option activity since December 31, 1996.


                                                                      1997 Directors' Stock   1997 Directors'    Other Stock Option
                                  1994 Plan             1995 Plan          Option Plan          Stock Plan             Grants
                           --------------------  ------------------- --------------------- ------------------- --------------------
                                      Weighted             Weighted            Weighted             Weighted              Weighted
                                       Average              Average             Average              Average               Average
                            Shares      Price     Shares     Price    Shares     Price     Shares     Price     Shares      Price
                            ------      -----     ------     -----    ------     -----     ------     -----     ------      -----

Balance December 31, 1996   628,236      $5.33    52,500     $10.21        --         --        --         --        --         --

    Granted...............  366,000     $19.82    18,000     $16.31        --         --        --         --        --         --
    Forfeited.............   (2,668)     $5.13        --         --        --         --        --         --        --         --
    Exercised.............  (73,191)     $5.13    (3,000)    $17.13        --         --        --         --        --         --
                          ----------            ----------            ---------            ---------            --------

Balance December 31, 1997   918,377     $11.12    67,500     $11.53        --         --        --         --        --         --

    Granted...............   90,000     $20.06    18,000     $19.63    35,785     $19.94     1,800     $20.00        --         --
    Forfeited............. (205,000)    $19.73        --         --        --         --        --         --        --         --
    Exercised.............  (81,676)     $5.29        --         --        --         --        --         --        --         --
                          ----------            ----------            ---------            ---------            --------

Balance December 31, 1998   721,701     $10.44    85,500     $13.24    35,785     $19.94     1,800     $20.00        --         --

    Granted...............       --         --    18,000     $22.13    40,968     $16.19       330     $19.63    315,000     $18.49
    Forfeited.............       --         --        --         --        --         --        --         --        --         --
    Exercised.............  (16,933)     $9.13   (10,500)     $6.34        --         --    (1,200)    $20.00        --         --
                          ----------            ----------            ---------            ---------            --------

Balance December 31, 1999   704,768     $10.47    93,000     $15.74    76,753     $17.94       930     $19.87    315,000     $18.49
                          ==========            ==========            =========            =========            ========

     At December 31, 1999, 1998 and 1997, approximately 943,000, 642,000 and
386,000 options were exercisable, respectively. The weighted average exercise price of exercisable options at December 31, 1999, 1998 and 1997 was approximately $12.28, $8.43 and $6.46, respectively.

                                EMCOR Group, Inc.
                                and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE I - STOCK OPTIONS AND WARRANTS -(Continued)

      The following table summarizes information about EMCOR's stock options at December 31, 1999:


                                            Options Outstanding                           Options Exercisable
                            -----------------------------------------------------     ---------------------------
            Range of                        Weighted-Average    Weighted-Average                Weighted-Average
        Exercise Prices       Number         Remaining Life      Exercise Price         Number  Exercise Price
        ---------------       ------         --------------      --------------         ------  --------------

          $4.75-$5.13        450,767          5.26 Years              $4.96            450,767        $4.96
          $9.38-$9.63         15,000          5.88 Years              $9.48             15,000        $9.48
         $14.13-$20.00       693,351          7.97 Years             $18.77            456,029       $19.15
         $20.38-$22.13        31,333          8.94 Years             $21.39             21,334       $21.86

     The weighted average fair value of options granted during 1999, 1998 and 1997 were $18.41, $15.18 and $14.67, respectively.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997: risk-free interest rates of 4.6% to 5.7% (representing the risk-free interest rate at the date of the grant); expected dividend yields of zero percent; expected terms of 3.3 to 6.5 years; and expected volatility of 56.5% for options granted prior to December 31, 1996, and 73.6%, 87.3% and 79.8% for options granted during 1999, 1998 and
1997, respectively.

     EMCOR applies APB 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the accompanying Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997 for options granted during those years. Had compensation cost for these plans been determined consistent with SFAS 123, EMCOR's net income, Basic EPS and Diluted EPS would have been reduced from the following as reported amounts to the following pro forma amounts (in thousands, except per share amounts):


                                                                                     1999        1998       1997
                                                                                     ----        ----       ----
     Net income:
         As reported..................................................             $27,821     $12,315     $7,577
         Pro forma....................................................             $25,597     $10,176     $6,842
     Basic EPS:
         As reported..................................................              $ 2.86      $ 1.20      $0.79
         Pro forma....................................................              $ 2.63      $ 0.99      $0.72
     Diluted EPS:
         As reported..................................................              $ 2.21      $ 1.11      $0.74
         Pro forma....................................................              $ 2.06      $ 0.75      $0.67

  Warrants

     On December 15, 1994, EMCOR issued to the holders of $7,040,000 principal amount of its pre-bankruptcy petition 7.75% Convertible Subordinated Debentures and $9,600,000 principal amounts of its pre-bankruptcy petition 12.0% Subordinated Notes, their pro rata share of each of two series of five-year Warrants to purchase shares of Common Stock, namely Series X Warrants and Series Y Warrants, with an exercise price of $12.55 per share and $17.55 per share, respectively. In addition, approximately 28,000 Series X Warrants and 28,000 Series Y Warrants, were issued to Belmont Capital Partners II, L. P. as a portion of additional interest under a debtor-in-possession credit facility. During November and December 1999, 600,603 Series X and 141,944 Series Y Warrants were exercised, respectively. All unexercised Series X and Series Y Warrants expired on December 15, 1999.

                                EMCOR Group, Inc.
                                and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE J - RETIREMENT PLANS

     EMCOR's United Kingdom subsidiary has a defined benefit pension plan covering substantially all eligible employees. The benefits under the plan are based on wages and years of service with the subsidiary. EMCOR's policy is to fund the minimum amount required by law.

     The change in benefit obligation and plan assets for the years ended December 31, 1999 and 1998 consists of the following components (in thousands):


                                                                              1999             1998
                                                                              ----             ----
                   Change in pension benefit obligation
                   Benefit obligation at beginning of year .........         $87,574         $62,597
                   Service cost ....................................           6,285           4,994
                   Interest cost ...................................           5,243           5,554
                   Changes in actuarial assumptions ................           3,965          16,679
                   Benefits paid ...................................          (2,881)         (2,870)
                   Foreign currency exchange rate changes ..........          (2,969)            620
                                                                          -------------    ------------
                   Benefit obligation at end of year ...............         $97,217         $87,574
                                                                          -------------    ------------

                   Change in pension plan assets
                   Fair value of plan assets at beginning of year...         $82,428         $69,078
                   Actual return on plan assets ....................          17,810           9,666
                   Employer contributions ..........................           4,529           3,763
                   Plan participants' contributions ................           2,155           2,107
                   Benefits paid ...................................          (2,881)         (2,870)
                   Foreign currency exchange rate changes ..........          (2,794)            684
                                                                          -------------    ------------
                   Fair values of plan assets at end of year .......        $101,247         $82,428
                                                                          -------------    ------------

                   Funded status ...................................         $ 4,030         $(5,146)
                   Unrecognized transition amount ..................            (383)           (480)
                   Unrecognized prior service cost .................             518             615
                   Unrecognized losses/(gains) .....................          (6,338)          3,671
                                                                          -------------    ------------
                   Net amount recognized ...........................        $ (2,173)        $(1,340)
                                                                          =============    ============

                   Amounts recognized in the Consolidated Financial Statements
                   Employer contributions ..........................         $ 4,529          $3,763
                   Net periodic pension benefit cost ...............          (5,408)         (3,318)
                   Accrued pension cost brought forward ............          (1,340)         (1,768)
                   Foreign currency exchange rate changes ..........              46             (17)
                                                                          -------------    ------------
                   Net amount recognized as accrued pension liability       $ (2,173)        $(1,340)
                                                                          =============    ============

     The assumptions used as of December 31, 1999, 1998 and 1997 in determining pension cost and liability shown above were as follows:


                                                                           1999          1998          1997
                                                                       -----------    ----------    ---------
                   Discount rate ...............................             6.0%          6.0%         8.5%
                   Annual rate of salary provision .............             4.0%          6.5%         6.5%
                   Annual rate of return on plan assets ........             7.5%         10.0%        10.0%

     For measurement purposes, a 2.5% and 5.0% annual rate of increase in the per capita cost of covered pension benefits was assumed for 1999 and 1998, respectively.

                                EMCOR Group, Inc.
                                and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

  NOTE J - RETIREMENT PLANS -(Continued)

     The components of net periodic pension benefit cost for the years ended December 31, 1999, 1998 and 1997 were as follows (in thousands):


                                                                     1999           1998          1997
                                                                  -----------     ---------     ----------
                Service cost ...............................          $6,285        $4,994         $4,224
                Interest cost ..............................           5,243         5,554          4,828
                Expected return on plan assets .............         (17,810)       (9,666)        (9,750)
                Net amortization of prior service cost and
                   actuarial (gain)/loss ...................          11,690         2,436          3,988
                                                                  -----------     ---------     ----------
                Net periodic pension benefit cost ..........          $5,408        $3,318         $3,290
                                                                  ===========     =========     ==========

     EMCOR contributes to various union pension funds based upon wages paid to union employees of EMCOR. Such contributions approximated $71.1 million, $57.4 million and $50.8 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     EMCOR has a defined contribution retirement plan that covers its U.S. non-union eligible employees. Contributions to this plan are based on a percentage of the employee's base compensation. The expense recognized for the years ended December 31, 1999, 1998 and 1997, for the defined contribution plan was $2.2 million, $1.9 million and $2.6 million, respectively.

NOTE K - COMMITMENTS AND CONTINGENCIES

     EMCOR and its subsidiaries lease land, buildings and equipment under various leases. The leases frequently include renewal options and require EMCOR to pay for utilities, taxes, insurance and maintenance expenses.

     Future minimum payments, by year and in the aggregate, under capital leases, non-cancelable operating leases and related sub-leases with initial or remaining terms of one or more years at December 31, 1999 are as follows (in thousands):


                                                                 Capital        Operating        Sublease
                                                                  Lease           Lease           Income
                                                                -----------    -----------     -----------
       2000...............................................            $318        $23,475          $  574
       2001 ..............................................             163         19,055             656
       2002 ..............................................              63         14,449             558
       2003 ..............................................              50         10,296             523
       2004 ..............................................              13          7,607             401
       Thereafter ........................................              --         16,930           1,932
                                                                -----------    -----------     -----------
       Total minimum lease payment .......................             607        $91,812          $4,644
                                                                               ===========     ===========
       Amounts representing interest .....................
                                                                       (53)
                                                                -----------
       Present value of net minimum lease payments .......            $554
                                                                ===========

     Rent expense for the years ended December 31, 1999, 1998 and 1997 was $15.1 million, $12.1 million and $9.8 million, respectively. Rent expense for the years ended December 31, 1999, 1998 and 1997 includes sublease rentals of $0.7 million, $0.1 million and $2.3 million, respectively.

     EMCOR has employment agreements with certain of its executive officers and management personnel. These agreements generally continue until terminated by the executive or EMCOR and provide for severance benefits if terminated. Certain of the agreements provide the employees with certain additional rights if a change of control (as defined) of EMCOR occurs.

                                EMCOR Group, Inc.
                                and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE K - COMMITMENTS AND CONTINGENCIES- (Continued)

     EMCOR is contingently liable to sureties in respect of performance and payment bonds issued by the sureties in connection with certain contracts entered into by EMCOR's subsidiaries in the normal course of their business. EMCOR has agreed to indemnify the sureties for any payments made by them in respect of such bonds.

     EMCOR is subject to regulation with respect to the handling of certain materials used in construction which are classified as hazardous or toxic by Federal, State and local agencies. EMCOR's practice is to avoid participation in projects principally involving the remediation or removal of such materials. However, where remediation is a required part of contract performance, EMCOR believes it complies with all applicable regulations governing the discharge of material into the environment or otherwise relating to the protection of the environment.

NOTE L - ADDITIONAL CASH FLOW INFORMATION

     The following presents information about cash paid for interest and income taxes for the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                                    1999           1998          1997
                                                -----------     ----------    ----------
Cash paid during the year for:
   Interest .............................         $ 9,018         $10,849        $9,116
   Income taxes .........................         $ 5,418         $ 1,480         $ 521

NOTE M - SEGMENT INFORMATION

     EMCOR adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131") in 1998. SFAS 131 changed the way EMCOR reports information about its operating segments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. EMCOR evaluates financial performance based on the operating income of the reportable business units.

     EMCOR has the following reportable segments pursuant to SFAS 131: United States electrical construction and facilities services, United States mechanical construction and facilities services, Canada construction and facilities services and United Kingdom construction and facilities services. United States other services primarily represents those operations which principally provide consulting and maintenance services. Other International represents EMCOR's operations outside of the United States, Canada, and the United Kingdom, primarily in the Middle East and performing electrical construction, mechanical construction and facilities services. Inter-segment sales are not material for any of the periods presented. The Extraordinary items - loss on early extinguishment of debt, net of income taxes, of $4.8 million and $1.0 million for the years ended December 31, 1998 and 1997, respectively, are related to Corporate Administration of EMCOR.

                                EMCOR Group, Inc.
                                and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE M - SEGMENT INFORMATION- (Continued)

     The following presents information about industry segments and geographic areas for the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                                                         1999               1998                1997
                                                                         ----               ----                ----
Revenues:
  United States electrical construction and facilities
     services ................................................         $  993,073         $  888,594          $ 744,996
  United States mechanical construction and facilities
     services ................................................          1,053,727            599,616            577,590
  United States other services ...............................             96,150             14,392              3,019
                                                                     -------------      -------------       -------------
  Total United States Operations .............................          2,142,950          1,502,602          1,325,605
  Canada construction and facilities services.................            196,694            201,918            179,046
  United Kingdom construction and facilities services.........            553,654            493,278            407,449
  Other International construction and facilities services....                664             12,576             38,768
                                                                     -------------      -------------       -------------
  Total Worldwide Operations .................................         $2,893,962         $2,210,374         $1,950,868
                                                                     =============      =============       =============

Operating income (loss):
  United States electrical construction and facilities
     services ................................................           $ 38,485           $ 36,315           $ 28,696
  United States mechanical construction and facilities
      services ...............................................             37,815             20,955             18,627
  United States other services ...............................             (4,390)            (4,783)            (2,103)
                                                                     -------------      -------------       -------------
  Total United States Operations .............................             71,910             52,487             45,220
  Canada construction and facilities services.................              3,991              5,000              4,174
  United Kingdom construction and facilities services.........              3,208               (876)            (4,859)
  Other International construction and facilities services....               (355)            (1,260)            (1,129)
  Corporate Administration ...................................            (20,663)           (18,127)           (15,992)
                                                                     -------------       -------------      --------------
  Total Worldwide Operations .................................             58,091             37,224             27,414
Other Corporate Items:
  Interest expense ...........................................            (10,520)           (11,041)           (13,029)
  Interest income ............................................              2,107              3,558              1,077
                                                                     -------------      -------------       -------------
  Income before taxes and extraordinary items ................            $49,678           $ 29,741           $ 15,462
                                                                     =============      =============       =============

Capital expenditures:
  United States electrical construction and facilities
     services ................................................            $ 3,689           $  2,928           $  2,378
  United States mechanical construction and facilities
     services ................................................              3,012              2,473              3,507
  United States other services ...............................                655                116                 95
                                                                     -------------      -------------       -------------
  Total United States Operations .............................              7,356              5,517              5,980
  Canada construction and facilities services.................                804                990                575
  United Kingdom construction and facilities services.........              2,226              3,928              2,594
  Other International construction and facilities services....                113                 48                379
  Corporate Administration ...................................                238                463                225
                                                                     -------------      -------------       -------------
  Total Worldwide Operations .................................            $10,737           $ 10,946           $  9,753
                                                                     =============      =============       =============

Depreciation and amortization:
  United States electrical construction and facilities
     services ................................................            $ 3,284           $  3,315           $  2,009
  United States mechanical construction and facilities
     services ................................................              5,083              2,664              2,143
  United States other services ...............................              2,329                526                 36
                                                                     -------------      -------------       -------------
  Total United States Operations .............................             10,696              6,505              4,188
  Canada construction and facilities services.................                680                651              1,364
  United Kingdom construction and facilities services.........              2,550              3,072              2,203
  Other International construction and facilities services....                 60                207                277
  Corporate Administration  ..................................                107                145                160
                                                                     -------------      -------------       -------------
  Total Worldwide Operations .................................            $14,093           $ 10,580           $  8,192
                                                                     =============      =============       =============

                                EMCOR Group, Inc.
                                and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE M - SEGMENT INFORMATION -(Continued)


                                                                                        1999               1998
                                                                                     ------------      -------------
Costs and estimated earnings in excess of billings on uncompleted contracts:
  United States electrical construction and facilities services..............            $ 40,353           $ 33,346
  United States mechanical construction and facilities services..............              76,628             34,830
  United States other services ..............................................               3,417              1,942
                                                                                     -------------       ------------
  Total United States Operations ............................................             120,398             70,118
  Canada construction and facilities services................................               7,949              4,346
  United Kingdom construction and facilities services........................               8,675             17,095
  Other International construction and facilities services...................                  26                 10
                                                                                     -------------       ------------
  Total Worldwide Operations ................................................           $ 137,048           $ 91,569
                                                                                     =============       ============

Billings in excess of costs and estimated earnings on uncompleted contracts:
  United States electrical construction and facilities services..............            $103,278           $ 74,193
  United States mechanical construction and facilities services..............              79,535             34,977
  United States other services ..............................................               1,786              1,341
                                                                                     -------------       ------------
  Total United States Operations ............................................             184,599            110,511
  Canada construction and facilities services................................               8,252              6,568
  United Kingdom construction and facilities services........................              18,494             16,896
  Other International construction and facilities services...................               4,807              1,119
                                                                                     -------------       ------------
  Total Worldwide Operations ................................................            $216,152          $ 135,094
                                                                                     =============       ============

Total assets:
  United States electrical construction and facilities services..............            $343,309          $ 282,580
  United States mechanical construction and facilities services..............             378,813            204,469
  United States other services ..............................................              58,950             25,725
                                                                                     -------------       ------------
  Total United States Operations ............................................             781,072            512,774
  Canada construction and facilities services................................              62,141             49,463
  United Kingdom construction and facilities services........................             151,414            156,693
  Other International construction and facilities services...................              18,295             14,605
  Corporate Administration ..................................................              43,567             67,467
                                                                                     -------------       ------------
  Total Worldwide Operations ................................................          $1,056,489          $ 801,002
                                                                                     =============       ============


NOTE N - SELECTED UNAUDITED QUARTLY INFORMATION
(In thousands, Except Per Share Data)


                                                               March 31        June 30        Sept. 30        Dec. 31
                                                              -----------    ------------    -----------     -----------
1999 Quarterly Results
Revenues ............................................           $539,983        $696,489       $810,749        $846,741
Gross profit ........................................            $51,955         $66,628        $78,017         $99,307
Net income ..........................................            $ 2,051         $ 5,427        $ 8,638         $11,705
Basic EPS ...........................................            $  0.21         $  0.56        $  0.89         $  1.19
                                                              ===========    ============    ===========     ===========
Diluted EPS..........................................            $  0.20         $  0.45        $  0.66         $  0.88
                                                              ===========    ============    ===========     ===========

1998 Quarterly Results
Revenues ............................................           $493,923       $ 545,547       $565,964        $604,940
Gross profit ........................................           $ 44,240       $  52,275        $57,954        $ 68,818
Income before extraordinary item ....................           $    802       $   3,674        $ 5,760        $  6,856
Net (loss) income ...................................           $ (3,975)      $   3,674        $ 5,760        $  6,856
Basic EPS before extraordinary item .................           $   0.08       $    0.34        $  0.55        $   0.69
                                                             ============     ===========     ==========     ===========
Basic EPS (loss) ....................................        $    (0.41)      $     0.34      $    0.55      $     0.69
                                                             ============     ===========     ==========     ===========
Diluted EPS..........................................        $    (0.41)      $     0.31      $    0.45      $     0.55
                                                             ============     ===========     ==========     ===========

                                EMCOR Group, Inc.
                                and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE O - LEGAL PROCEEDINGS

     EMCOR's subsidiary Dynalectric Company ("Dynalectric") had been a party to an arbitration proceeding arising out of Dynalectric's participation in a joint venture with Computran Systems Corp. ("Computran"). The proceeding, which was instituted in 1988 in the Superior Court of New Jersey, Bergen County ("Superior Court") by Computran, a participant in, and a subcontractor to, the joint venture, alleged that Dynalectric wrongfully terminated its subcontract, fraudulently diverted funds due to it, misappropriated its trade secrets and proprietary information, fraudulently induced it to enter into the joint venture and conspired with others to commit certain acts in violation of the New Jersey Racketeering Influence and Corrupt Organization Act. The Superior Court ordered that the matter in dispute between Dynalectric and Computran be resolved by binding arbitration in accordance with an original agreement between the parties. Following a decision by the arbitrator, the parties decided to settle all matters relating to the dispute and exchange general releases, and as a consequence, Dynalectric paid to Computran $1,000,000.

     In February 1995 as part of an investigation by the New York County District Attorney's office into the business affairs of Herbert Construction Company ("Herbert"), a general contractor that did business with EMCOR's subsidiary, Forest Electric Corp. ("Forest"), a search warrant was executed at Forest's executive offices. At that time, EMCOR was informed that Forest and certain of its officers are targets of the continuing investigation. Neither EMCOR nor Forest has been advised of the precise nature of any suspected violation of law by Forest or its officers. On April 7, 1997, Ted Kohl, a principal of Herbert, pled guilty to one count of money laundering, one count of offering a false instrument for filing and one count of filing a false New York State Resident Income Tax Return. DPL Interiors, Inc., a Company allegedly owned by Mr. Kohl, also pled guilty to one count of failing to file New York City General Income Tax Returns. Mr. Kohl and DPL Interiors, Inc. have not yet been sentenced.

     On July 31, 1998, a former employee of a subsidiary of EMCOR filed a class-action complaint on behalf of the participants in two employee benefit plans sponsored by EMCOR against EMCOR and other defendants for breach of fiduciary duty under the Employee Retirement Income Security Act. All of the claims relate to alleged acts or omissions which occurred during the period May 1, 1991 to December 1994. The principal allegations of the complaint are that the defendants breached their fiduciary duties by causing the plans to purchase and hold stock of EMCOR when it was then known as JWP, Inc. and when the defendants knew or should have known it was imprudent to do so. The plaintiff has not made claim for a specific dollar amount of damages but generally seeks to recover for the benefit plans the loss in the value of JWP stock held by the plans. EMCOR and the other defendants intend to vigorously defend the case. Insurance coverage may be applicable under an EMCOR pension trust liability insurance policy for EMCOR and those present and former employees of EMCOR who are defendants in the action.

     Substantial settlements or damage judgements against EMCOR arising out of these matters could have a material adverse effect on EMCOR's business, operating results and financial condition.

     In addition to the above, EMCOR is involved in other legal proceedings and claims, asserted by and against EMCOR, which have arisen in the ordinary course of business. EMCOR believes it has a number of valid defenses to these actions and EMCOR intends to vigorously defend or assert these claims and does not believe that a significant liability will result. However, EMCOR cannot predict the outcome thereof or the impact that an adverse result of the matters discussed above will have upon EMCOR's financial position or results of operations.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of EMCOR Group, Inc.:

We have audited the accompanying consolidated balance sheets of EMCOR Group, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

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



Stamford, Connecticut
February 18, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable


                                    PART III

     The Items comprising Part III information will be filed as an amendment to this Form 10-K no later than 120 days after December 31, 1999, the end of EMCOR's fiscal year covered by this Form 10-K.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) The following consolidated financial statements of EMCOR Group, Inc. and Subsidiaries are included in Part II, Item 8:
                Financial Statements:
                Consolidated Balance Sheets - December 31, 1999 and 1998 Consolidated Statements of Operations - Years Ended December
                31, 1999, 1998 and 1997
                Consolidated Statements of Cash Flows - Years Ended December 31, 1999, 1998 and 1997
                Consolidated Statements of Stockholders' Equity and Comprehensive Income - Years Ended December 31, 1999,
                1998 and 1997
                Notes to Consolidated Financial Statements
                Report of Independent Public Accountants

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

                                   Schedule II
                                EMCOR Group, Inc.

                        VALUATION AND QUALIFYING ACCOUNTS


                                                                             Additions
                                           Balance at                        Charged To
                                           Beginning        Costs and          Other          Deductions       Balance at
             Description                    of Year          Expenses         Accounts           (1)          End of Year
--------------------------------------    -------------    -------------    -------------    -------------    -------------
   Allowance for doubtful accounts

Year Ended December 31, 1999                $24,006           5,967            5,094           (3,984)          $31,083
Year Ended December 31, 1998                $20,456           3,508              475             (433)          $24,006
Year Ended December 31, 1997                $18,812           4,300            2,615           (5,271)           20,456


(1) Deductions represent uncollectible balances of accounts receivable written off, net of recoveries.

                                EMCOR GROUP, INC.

                                  EXHIBIT INDEX


      Exhibit                                                                        Incorporated By Reference To, or
        No.         Description                                                                 Page Number
    ------------   -----------------------------------------------------      ----------------------------------------------
    2(a)           --  Disclosure Statement and Third Amended                  Exhibit 2(a) to EMCOR's Registration
                       Joint Plan of Reorganization (the "Plan of              Statement on Form 10 as originally filed
                       Reorganization") proposed by EMCOR                      March 17, 1995 (the "Form 10")
                       Group, Inc. (formerly JWP INC.) (the
                       "Company" or "EMCOR") and its
                       subsidiary SellCo Corporation ("SellCo"), as
                       approved for dissemination by the United
                       States Bankruptcy Court, Southern District
                       of New York (the "Bankruptcy Court"), on
                       August 22, 1994.

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

    2(e)           --  Amendment to the Confirmation Order                     Exhibit 2(e) to Form 10
                       dated December 8, 1994

    2(f)           --  Post-confirmation modification to the Plan              Exhibit 2(f) to Form 10
                       of Reorganization entered on December 13,
                       1994

    3(a-1)         --  Restated Certificate of Incorporation of                Exhibit 3(a-5) to Form 10
                       EMCOR filed December 15, 1994

    3(a-2)         --  Amendment dated November 28, 1995 to                    Exhibit 3(a-2) to EMCOR's Annual Report on
                       the Restated Certificate of Incorporation of            Form 10-K for the year ended December 31,
                       EMCOR                                                   1995 (the"1995 Form 10-K")

    3(a-3)         --  Amendment dated February 12, 1998 to the                Exhibit 3(a-3) to EMCOR's Annual Report on
                       Restated Certificate of Incorporation                   Form 10-K for the year ended December 31,
                                                                               1997 (the"1997 Form 10-K")

    3(b)           --  Amended and Restated By-Laws                            Exhibit 3(b) to EMCOR's Annual Report on
                                                                               Form 10-K for the year ended December 31,
                                                                               1998 (the"1998 Form 10-K)

    3(c)           --  Rights Agreement dated March 3, 1997                    Exhibit 1 to EMCOR's Report on Form 8-K
                       between EMCOR and the Bank of New York                  dated March 3, 1997

    4.1            --  Amendment and Restatement of Credit                     Exhibit 4.1 to 1998 Form 10-K
                       Agreement (the "Credit Agreement") dated as of December
                       22, 1998 among EMCOR, certain of its subsidiaries and
                       Harris Trust and Savings Bank, individually and as
                       agent, and the Lenders which are or become Parties
                       thereto*


      Exhibit                                                                      Incorporated By Reference To, or
        No.         Description                                                               Page Number
    ------------    -----------------------------------------------------    ----------------------------------------------
    4.2            --    Subordinated Indenture dated as of March            Exhibit 4(b) to EMCOR's Quarterly Report on
                         18, 1998 ("Indentured") between EMCOR and           Form 10-Q for the quarter ended March 31,
                         State Street Bank and Trust Company, as             1998 ("March 1998 Form 10-Q")
                         Trustee ("State Street Bank")

    4.3            --    First Supplemental Indenture dated as of            Exhibit 4(c) to March 1998 Form 10-Q
                         March 18, 1998 to Indenture between EMCOR and
                         State Street Bank

    4.4            --    Indenture dated as of December 15, 1994,            Exhibit 4.4 to Form 10
                         between SellCo and Fleet National Bank of
                         Connecticut, as trustee, in respect of
                         SellCo's 12% Subordinated Contingent Payment
                         Notes, Due 2004

    10(a)          --    Amended and Restated Employment Agreement           Exhibit 10(a) to EMCOR's Quarterly
                         made as of May 4, 1999 between EMCOR and Frank      Report on Form 10-Q for the quarter ended
                         T. MacInnis                                         June 30, 1999 ("June 1999 Form 10-Q")

    10(b)          --    Amended and Restated Employment Agreement           Exhibit 10(b) to June 1999 Form 10-Q
                         made as of May 4, 1999 between EMCOR and
                         Sheldon I. Cammaker

    10(c)          --    Amended and Restated Employment Agreement           Exhibit 10(b) to June 1999 Form 10-Q
                         made as of May 4, 1999 between EMCOR and
                         Leicle E. Chesser

    10(d)          --    Amended and Restated Employment Agreement           Exhibit 10(e) to June 1999 Form 10-Q
                         made as of May 4, 1999 between EMCOR and
                         Jeffrey M. Levy

    10(e)          --    Amended and Restated Employment Agreement           Exhibit 10(f) to June 1999 Form 10-Q
                         made as of May 4, 1999 between EMCOR and R.
                         Kevin Matz

    10(f)          --    Amended and Restated Employment Agreement           Exhibit 10(g) to June 1999 Form 10-Q
                         made as of May 4, 1999 between EMCOR and Mark
                         A. Pompa

    10(g)          --    1994 Management Stock Option Plan                   Exhibit 10(o) to Form 10

    10(h)          --    1995 Non-Employee Directors' Non-Qualified          Exhibit 10(p) to Form 10
                         Stock Option Plan

    10(i)          --    1997 Non-Employee Directors' Non-Qualified          Exhibit 10(k) to 1999 Form 10-K
                         Stock Option Plan

    10(j)          --    1997 Stock Plan for Directors                       Exhibit 10(l) to 1999 Form 10-K
                   --
    10(k-1)        --    Continuity Agreement dated as of June 22,           Exhibit 10(a) to EMCOR's Quarterly Report on
                         1998 between Frank T. MacInnis and EMCOR            Form 10-Q for the quarter ended June 30,
                         (MacInnis Continuity Agreement 1)                   1998 ("June 1998 Form 10-Q")

    10(k-2)        --    Amendment dated as of May 4, 1999 to                Exhibit 10(h) to June 1999 Form 10-Q
                         MacInnis Continuity Agreement


      Exhibit                                                                      Incorporated By Reference To, or
        No.         Description                                                               Page Number
    ------------    -----------------------------------------------------    ----------------------------------------------
    10(l-1)        --    Continuity Agreement dated as of June 22,           Exhibit 10(c) to the June 1998 Form 10-Q
                         1998 between Sheldon I. Cammaker and EMCOR
                         ("Cammaker Continuity Agreement")

    10(l-2)        --    Amendment dated as of May 4, 1999 to                Exhibit 10(i) to June 1999 Form 10-Q
                         Cammaker Continuity Agreement

    10(m-1)        --    Continuity Agreement dated as of June 22,           Exhibit 10(d) to the June 1998 Form 10-Q
                         1998 between Leicle E. Chesser and EMCOR
                         ("Chesser Continuity Agreement")

    10(m-2)        --    Amendment dated as of May 4, 1999 to                Exhibit 10(j) to June 1999 Form 10-Q
                         Chesser Continuity Agreement

    10(n-1)        --    Continuity Agreement dated as of June 22,           Exhibit 10(b) to the June 1998 Form 10-Q
                         1998 between Jeffrey M. Levy and EMCOR ("Levy
                         Continuity Agreement")

    10(n-2)        --    Amendment dated as of May 4, 1999 to Levy           Exhibit 10(l) to June 1999 Form 10-Q
                         Continuity Agreement

    10(o-1)        --    Continuity Agreement dated as of June 22,           Exhibit 10(f) to the June 1998 Form 10-Q
                         1998 between R. Kevin Matz and EMCOR ("Matz
                         Continuity Agreement")

    10(o-2)        --    Amendment dated as of May 4, 1999 to Matz           Exhibit 10(m) to June 1999 Form 10-Q
                         Continuity Agreement

    10(p-1)        --    Continuity Agreement dated as of June 22,           Exhibit 10(g) to the June 1998 Form 10-Q
                         1998 between Mark A. Pompa and EMCOR ("Pompa
                         Continuity Agreement")

    10(p-2)        --    Amendment dated as of May 4, 1999 to Pompa          Exhibit 10(n) to June 1999 Form 10-Q
                         Continuity Agreement

    10(q)          --    Release and Settlement Agreement dated              Page
                         December 22, 1999 between EMCOR and Thomas D.
                         Cunningham*

    11             --    Computation of Basic EPS and Diluted EPS            Page
                         for the years ended December 1999 and 1998*

    21             --    List of Significant Subsidiaries*                   Page

    23             --    Consent of Arthur Andersen LLP*                     Page

    27             --    Financial Data Schedule*                            Page

*Filed Herewith

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

                                     EMCOR GROUP, INC.
                                         (Registrant)




Date:  February 23, 2000             by          /s/ FRANK T. MACINNIS
                                         ------------------------------------
                                                  Frank T. MacInnis
                                            Chairman of the Board of Directors
                                             and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on February 23, 2000.



       /S/ FRANK T. MACINNIS             Chairman of the Board of Directors and
-------------------------------------            Chief Executive Officer
         Frank T. MacInnis

      /S/ STEPHEN W. BERSHAD                            Director
-------------------------------------
        Stephen W. Bershad

       /S/ DAVID A. B. BROWN                            Director
-------------------------------------
         David A. B. Brown

    /S/ GEORGES L. DE BUFFEVENT                         Director
-------------------------------------
      Georges L. de Buffevent

       /S/ ALBERT FRIED, JR.                            Director
-------------------------------------
         Albert Fried, Jr.

     /S/ RICHARD F. HAMM, JR.                           Director
-------------------------------------
       Richard F. Hamm, Jr.

        /S/ KEVIN C. TONER                              Director
-------------------------------------
          Kevin C. Toner

       /S/ LEICLE E. CHESSER                  Executive Vice President and
-------------------------------------            Chief Financial Officer
         Leicle E. Chesser

         /S/ MARK A. POMPA                    Vice President and Controller
-------------------------------------
           Mark A. Pompa