Form 10-Q
period 2000-03-31
EMCOR GROUP INC
filed 2000-04-26
CIK 105634

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

                 For the quarterly period ended March 31, 2000
                                --------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934


           For the transition period from __________ to __________
--------------------------------------------------------------------------

                        Commission file number 0-2315
                                    ------

                                EMCOR Group, Inc.
    -------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                          11-2125338
--------------------------                          ---------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                              Number)

  101 Merritt Seven Corporate Park                           06851-1060
     Norwalk, Connecticut                              -------------------
  -------------------------------                            (Zip Code)
(Address of principal executive offices)


          (203) 849-7800
     -----------------------
  (Registrant's telephone number)

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

     Number of shares of Common Stock outstanding as of the close of business on April 25, 2000: 10,429,690 shares.

                                  EMCOR GROUP, INC.
                                       INDEX


                                                                        Page No.


PART I - Financial Information

Item 1     Financial Statements

           Condensed Consolidated Balance Sheets -
           as of March 31, 2000 and December 31, 1999                         1

           Condensed Consolidated Statements of Operations -
           three months ended March 31, 2000 and 1999                         3

           Condensed Consolidated Statements of Cash Flows -
           three months ended March 31, 2000 and 1999                         4

           Condensed Consolidated Statements of Stockholders'
           Equity and Comprehensive Income -
           three months ended March 31, 2000 and 1999                         5

           Notes to Condensed Consolidated Financial Statements               6


Item 2     Management's Discussion and Analysis of Results of Operations
                and Financial Condition                                       9

PART II - Other Information

Item 1     Legal Proceedings                                                  14

Item 4     Submission of Matters to a Vote of Security Holders                14

Item 6     Exhibits and Reports on Form 8-K                                   14

PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
--------------------------------------------------------------------------------
                                                      March 31,     December 31,
                                                        2000            1999
                                                     (Unaudited)
--------------------------------------------------------------------------------

                           ASSETS

Current assets:
    Cash and cash equivalents                          $ 58,114       $ 58,552
    Accounts receivable, net                            735,539        713,593
    Costs and estimated earnings in excess
        of billings on uncompleted contracts            150,296        137,048
    Inventories                                           7,936          9,776
    Prepaid expenses and other                            8,535          9,018
                                                     ----------     ----------

        Total current assets                            960,420        927,987

Investments, notes and other long-term
    receivables                                          20,877         17,411

Property, plant and equipment, net                       37,101         36,509

Goodwill                                                 67,034         68,009

Other assets                                              6,283          6,573
                                                     ----------     ----------

       Total assets                                  $1,091,715     $1,056,489
                                                     ==========     ==========



See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
--------------------------------------------------------------------------------
                                                       March 31,    December 31,
                                                         2000          1999
                                                     (Unaudited)
--------------------------------------------------------------------------------

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt and capital
       lease obligations                             $    2,069      $    2,235
    Accounts payable                                    337,107         342,917
    Billings in excess of costs and estimated
       earnings on uncompleted contracts                243,212         216,152
    Accrued payroll and benefits                         89,439          84,496
    Other accrued expenses and liabilities               73,632          71,782
                                                     ----------      ----------

       Total current liabilities                        745,459         717,582

    Long-term debt and capital lease obligations        115,893         116,003

    Other long-term obligations                          52,335          52,655
                                                     ----------      -----------

       Total liabilities                                913,687         886,240
                                                     ----------      -----------

Stockholders' equity:
    Preferred stock, $0.10 par value, 1,000,000 shares
       authorized, zero issued and outstanding               --              --
    Common stock, $0.01 par value, 13,700,000 shares
       authorized, 10,427,690 shares issued
       and outstanding                                      117             117
    Capital surplus                                     145,788         142,894
    Accumulated other comprehensive income               (2,268)         (2,223)
    Retained earnings                                    51,227          46,297
    Treasury stock, at cost, 1,131,995 shares           (16,836)        (16,836)
                                                     ----------      -----------

      Total stockholders' equity                        178,028         170,249
                                                     ----------      -----------

Total liabilities and stockholders' equity           $1,091,715      $1,056,489
                                                     ==========      ===========



See notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts) (Unaudited)
--------------------------------------------------------------------------------

Three months ended March 31,                              2000           1999
--------------------------------------------------------------------------------

Revenues                                               $741,522        $539,983

Costs and expenses:
    Cost of sales                                       668,977         488,028
    Selling, general and administrative                  61,998          46,907
                                                       --------        --------
                                                        730,975         534,935
                                                        --------       --------


Operating income                                         10,547           5,048
Interest expense, net                                     1,744           1,473
                                                        -------        --------

Income before income taxes                                8,803           3,575
Provision for income taxes                                3,873           1,524
                                                       --------        --------

Net income                                             $  4,930        $  2,051
                                                       ========        ========

Basic earnings per share                               $   0.47        $   0.21
                                                       ========        ========

Diluted earnings per share                             $   0.40        $   0.20
                                                       ========        ========


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
--------------------------------------------------------------------------------

Three months ended March 31,                                 2000         1999
--------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                              $ 4,930      $ 2,051
   Depreciation and amortization                             2,525        2,413
   Amortization of goodwill                                    924          446
   Other non-cash expenses                                   4,276        1,673
   Changes in operating assets and liabilities              (6,234)      15,520
                                                           -------      -------
Net cash provided by operating activities                    6,421       22,103
                                                           -------      -------


Cash flows from investing activities:
   Purchase of property, plant and equipment, net           (3,117)      (1,891)
   (Increase) decrease in investments, notes and
     other long-term receivables                            (3,466)          36
                                                           -------      --------
Net cash used in investing activities                       (6,583)      (1,855)
                                                           -------      --------

Cash flows from financing activities:
   Purchase of treasury stock                                   --       (2,868)
   Payment of long-term debt and capital lease obligations    (276)      (6,328)
   Exercise of stock options                                    --           67
                                                           -------      --------
Net cash used in financing activities                         (276)      (9,129)
                                                           -------      --------

(Decrease)increase in cash and cash equivalents               (438)      11,119
Cash and cash equivalents at beginning of period            58,552       83,053
                                                           -------      --------
Cash and cash equivalents at end of period                 $58,114      $94,172
                                                           =======      ========

Supplemental cash flow information:
    Cash paid for:
       Interest                                               $129         $130
       Income Taxes                                           $841         $582


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(In thousands) (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 Accumulated
                                                                                    other
                                            Common                  Capital     comprehensive    Retained   Treasury   Comprehensive
                                Total       stock      Warrants     surplus       loss (1)       earnings     stock         income
------------------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 1999       $119,816       $109      $2,154      $114,867      $(1,822)       $18,476    $(13,968)
    Net income                    2,051         --          --            --           --          2,051          --         $2,051
    Foreign currency
     translation adjustments       (235)        --          --            --         (235)            --          --           (235)
                                                                                                                             ------
    Comprehensive income             --         --          --            --           --             --          --         $1,816
                                                                                                                             ======
    Provision in lieu of
     income taxes                 1,318         --          --         1,318           --             --          --
    Common stock issued under
     stock option plans              67         --          --            67           --             --          --
    Treasury stock repurchased   (2,868)        --          --            --           --             --      (2,868)
                               --------       ----      ------      --------      -------        -------    --------
Balance, March 31, 1999        $120,149       $109      $2,154      $116,252      $(2,057)       $20,527    $(16,836)
                               ========       ====      ======      ========      =======        =======    ========

Balance, January 1, 2000       $170,249       $117      $   --      $142,894      $(2,223)       $46,297    $(16,836)
    Net income                    4,930         --          --            --           --          4,930          --         $4,930
    Foreign currency
     translation adjustments        (45)        --          --            --          (45)            --          --            (45)
                                                                                                                             -------
    Comprehensive income             --         --          --            --           --             --          --         $4,885
                                                                                                                             =======
    Provision in lieu of
     income taxes                 2,894         --          --         2,894           --             --          --
                                --------      ----      ------      --------      -------        -------    --------
Balance, March 31, 2000         $178,028      $117      $   --      $145,788      $(2,268)       $51,227    $(16,836)
                                ========      ====      ======      ========      =======        =======    ========


 (1) Represents cumulative foreign currency translation adjustments.


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE A  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by EMCOR Group, Inc. and Subsidiaries ("EMCOR"), without audit, pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Readers of this report should refer to the consolidated financial statements and the notes thereto included in EMCOR's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

In the opinion of EMCOR, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly the financial position of EMCOR and the results of its operations. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

Certain reclassifications of prior year amounts have been made to conform to current year presentation.

NOTE B   Income Taxes

EMCOR files a consolidated federal income tax return including all U.S. subsidiaries. At March 31, 2000, EMCOR had net operating loss carryforwards ("NOLs") for U.S. income tax purposes of approximately $105.0 million, which expire in the years 2007 through 2012. The NOLs are subject to review by the Internal Revenue Service. Future changes in ownership of EMCOR, as defined by
Section 382 of the Internal Revenue Code, could limit the amount of EMCOR's NOLs available for use in any one year.


As a result of the adoption of Fresh-Start Accounting, the tax benefit of any net operating loss carryforwards or net deductible temporary differences which existed as of the date of EMCOR's emergence from Chapter 11 in December 1994 will result in a charge to the tax provision (provision in lieu of income taxes) and be allocated to capital surplus.


EMCOR has provided a valuation allowance as of March 31, 2000 for the full amount of the tax benefit of its remaining NOLs and other deferred tax assets. Income tax expense recorded for the three month periods ended March 31, 2000 and 1999 represent a provision primarily for federal, foreign and state and local income taxes. EMCOR's utilization of NOLs and other deferred tax assets for the three month period ended March 31, 2000 and 1999 of approximately $2.9 million and $1.3 million have been added to capital surplus, respectively.

NOTE C   Earnings Per Share

The following tables summarize EMCOR's calculation of Basic and Diluted Earnings per Share ("EPS") for the three month periods ended March 31, 2000 and 1999:

                                                            Three months ended
                                                              March 31, 2000
                                               -----------------------------------------

                                                  Income         Shares        Per Share
                                               (Numerator)    (Denominator)      Amount
                                               -----------    -------------    ---------

Basic EPS
Income available to common
 stockholders                                  $4,930,000       10,427,690       $0.47
Effect of Dilutive Securities:                                                   =====
 Convertible Subordinated Notes, including
  assumed interest savings, net of tax          1,019,000        4,206,291
 Options                                               --          248,999
                                              -----------       ----------
Diluted EPS                                    $5,949,000       14,882,980       $0.40
                                               ==========       ==========       =====

                                                            Three months ended
                                                              March 31, 1999
                                               -----------------------------------------
                                                  Income         Shares        Per Share
                                               (Numerator)    (Denominator)      Amount
                                               -----------    -------------    ---------

Basic EPS
Income available to common
 stockholders                                  $2,051,000        9,700,162       $0.21
Effect of Dilutive Securities:                                                   =====
  Options                                              --          212,061
  Warrants                                             --          148,493
                                               ----------       ----------
Diluted EPS -before extraordinary item         $2,051,000       10,060,716       $0.20
                                               ==========       ==========       =====


For the three month period ended March 31, 1999, the "if converted" amount of Subordinated Notes was excluded from the calculation of Diluted EPS as the effect would be antidilutive.

For the three month periods ended March 31, 2000 and 1999, 31,333 and 129,973 options, respectively, were excluded from the calculation of Diluted EPS as the inclusion of the options would be antidilutive.

NOTE D   New Accounting Pronouncements

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

NOTE E   Segment Information

EMCOR has the following reportable segments: United States electrical construction and facilities services, United States mechanical construction and facilities services, Canada construction and facilities services and United Kingdom construction and facilities services. United States other services primarily represents those operations which principally provide consulting and maintenance services. Other International construction and facilities services represents EMCOR's operations outside of the United States, Canada, and the United Kingdom, primarily in the Middle East performing electrical construction, mechanical construction and facilities services. Inter-segment sales are not material for any of the periods presented.

The following presents information about industry segments and geographic areas (in thousands):

                                                                     For the three months ended
                                                                  -------------------------------
                                                                  March 31, 2000   March 31, 1999
                                                                  --------------   --------------
Revenues:
  United States electrical construction and facilities services         $279,917         $219,546
  United States mechanical construction and facilities services          270,429          144,583
  United States other services                                            29,358            7,929
                                                                        --------         --------
  Total United States Operations                                         579,704          372,058
  Canada construction and facilities services                             59,503           33,182
  United Kingdom construction and facilities services                    101,982          134,336
  Other International construction and facilities services                   333              407
                                                                        --------         --------
  Total Worldwide Operations                                            $741,522         $539,983
                                                                        ========         ========

Operating income:
  United States electrical construction and facilities services         $  9,984         $  7,597
  United States mechanical construction and facilities services            7,132            3,698
  United States other services                                              (942)          (1,463)
                                                                        --------         --------
  Total United States Operations                                          16,174            9,832
  Canada construction and facilities services                                623               79
  United Kingdom construction and facilities services                     (1,560)            (661)
  Other International construction and facilities services                    14             (256)
  Corporate Administration                                                (4,704)          (3,946)
                                                                        --------         ---------
  Total Worldwide Operations                                              10,547            5,048

Other Corporate items:
  Interest expense                                                        (2,269)          (2,272)
  Interest income                                                            525              799
                                                                        --------         --------
  Income before income taxes                                            $  8,803         $  3,575
                                                                        ========         ========

                                                                       March 31,       December 31,
                                                                         2000               1999
                                                                       ---------       ------------
Total assets:
  United States electrical construction and facilities services       $  358,423       $  343,309
  United States mechanical construction and facilities services          413,807          378,813
  United States other services                                            57,727           58,950
                                                                      ----------       ----------
  Total United States Operations                                         829,957          781,072
  Canada construction and facilities services                             62,015           62,141
  United Kingdom construction and facilities services                    137,073          151,414
  Other International construction and facilities services                13,213           18,295
  Corporate Administration                                                49,457           43,567
                                                                      ----------       ----------
  Total Worldwide Operations                                          $1,091,715       $1,056,489
                                                                      ==========       ==========


 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Unaudited)

Highlights

EMCOR Group Inc.'s ("EMCOR") revenues for the three months ended March 31, 2000 and 1999 were $741.5 million and $540.0 million, respectively. Net income for the three months ended March 31, 2000 was $4.9 million compared to net income of $2.1 million for the three months ended March 31, 1999. Diluted Earnings Per Share ("Diluted EPS") were $0.40 per share for the three months ended March 31, 2000 compared to Diluted EPS of $0.20 per share in the year earlier period.

Operating Segments

EMCOR has the following reportable segments: United States electrical construction and facilities services, United States mechanical construction and facilities services, Canada construction and facilities services and United Kingdom construction and facilities services. United States other services primarily represents those operations which principally provide consulting and maintenance services. Other International construction and facilities services represents EMCOR's operations outside of the United States, Canada, and the United Kingdom, primarily in the Middle East performing electrical construction, mechanical construction and facilities services.

Results of Operations

Revenues

The following table presents EMCOR's revenues by operating segment and the percentage of total revenues (in thousands, except for percentages):

                                                                            For the three months ended March 31,
                                                                            ------------------------------------
                                                                                       % of                 % of
                                                                             2000      Total       1999     Total
       Revenues:                                                             ----      -----       ----     -----
         United States electrical construction and facilities services    $279,917      38%      $219,546    41%
         United States mechanical construction and facilities services     270,429      36%       144,583    27%
         United States other services .............................         29,358       4%         7,929     1%
                                                                          --------     ----      --------   ----
         Total United States Operations ...........................        579,704      78%       372,058    69%
         Canada construction and facilities services ..............         59,503       8%        33,182     6%
         United Kingdom construction and facilities services ......        101,982      14%       134,336    25%
         Other International.......................................            333      --            407    --
                                                                          --------     ----      --------   ----
         Total Worldwide Operations ...............................       $741,522     100%      $539,983   100%
                                                                          ========     ====      ========   ====

EMCOR had a $201.5 million or 37.3% increase in revenues for the three months ended March 31, 2000 compared to 1999. The increase over the prior year period was primarily attributable to revenue growth from EMCOR's operations (excluding 1999 acquisitions) of $105.5 million, or a 19.5% increase, and to the impact of 1999 acquisitions which contributed approximately $96.0 million of additional revenues during 2000. Many of the markets in which EMCOR operates recorded a growth in revenues, particularly the New York City, Boston, Washington, D.C. and Canada markets, offset partially by anticipated decreases in the United Kingdom and Las Vegas markets due to the completion of large projects.

Revenues of electrical construction and facilities services business units for the three months ended March 31, 2000 were $279.9 million compared to $219.5 million for the three months ended March 31, 1999. The $60.4 million increase in the revenues for the three months ended March 31, 2000 compared to the same period in 1999 was attributable to continuing favorable market conditions across the United States particularly in New York City, Boston and Washington, D.C. markets.

Revenues of mechanical construction and facilities services business units for the three months ended March 31, 2000 were $270.4 million compared to $144.6 million for the three months ended March 31, 1999. The $125.8 million or 87.0% increase in revenues was attributable to $77.5 million of revenues derived from 1999 acquired companies and the remaining increase was attributable to the balance of EMCOR's operations.

Other United States services revenues of $29.4 million for the three months ended March 31, 2000, which include those operations which principally provide consulting and maintenance services, increased by $21.4 million compared to the same three months in 1999. The increase in revenues was primarily attributable to $18.9 million of revenues from 1999 acquired companies and the remaining increase was attributable to the balance of EMCOR's operations.

Revenues of Canada construction and facilities services for the three months ended March 31, 2000 were $59.5 million compared to $33.2 million for the three months ended March 31, 1999. The increase in revenues in the current period was primarily due to an increased level of activities in Western Canada and from commencement of certain projects delayed from the initially planned fourth quarter 1999 start dates.

Revenues of United Kingdom construction and facilities services business units for the three months ended March 31, 2000 were $102.0 million compared to $134.3 million for the three months ended March 31, 1999. The $32.4 million decrease in revenues was attributable to the substantial completion of the Jubilee Line project in December of 1999 that had contributed revenues in the three months ended March 31, 1999.

Other International construction and facilities services primarily consists of EMCOR's operations in the Middle East. Revenues for the three months ended March 31, 2000 were $0.3 million compared to $0.4 million for the three months ended March 31, 1999. The decline in revenues was due to the completion of projects in the Middle East markets that were active last year. EMCOR continues to pursue new business selectively in these markets, however, the availability of opportunities has been significantly reduced as a result of local economic factors.

Cost of Sales and Gross Profit

The following table presents EMCOR's cost of sales, gross profit, and gross profit as a percentage of revenues (in thousands, except for percentages):

                                            For the three months ended March 31,
                                                    2000             1999
                                                    ----             ----
 Cost of sales ................................   $668,977         $488,028
 Gross profit..................................    $72,545          $51,955
 Gross profit as a percentage of revenues......       9.8%             9.6%


Gross profit (revenues less cost of sales) increased $20.6 million for the three months ended March 31, 2000 to $72.5 million compared to $52.0 million for the three months ended March 31, 1999. As a percentage of revenues, gross profit increased to 9.8% from 9.6% for the three months ended March 31, 2000 and 1999, respectively. The dollar increase in gross profit was due to the increase in revenues of EMCOR's operations (excluding 1999 acquired companies) and was due to revenues from companies acquired in 1999. The increase in gross profit as a percentage of revenues was primarily a result of an increase in gross profit in the United Kingdom, in addition to an increase in gross profit for certain other EMCOR subsidiaries.

Selling, general and administrative expenses

The following table presents EMCOR's selling, general and administrative expenses, and selling, general and administrative expenses as a percentage of revenues (in thousands, except for percentages):

                                                                              For the three months ended March 31,
                                                                                  2000         1999
                                                                                  ----         ----
     Selling, general and administrative expenses.........................      $61,998      $46,907
     Selling, general and administrative expenses, as a percentage of
      revenues............................................................         8.4%         8.7%
     Selling, general and administrative expenses, as a percentage of
      revenues, excluding amortization of goodwill........................         8.2%         8.6%

Selling, general and administrative expenses for the three months ended March 31, 2000 increased $15.1 million. Selling, general and administrative expenses as a percentage of revenues was 8.4% for the three months ended March 31, 2000, compared to 8.7% for the three months ended March 31, 1999. The dollar increase in selling, general and administrative expenses for the three months ended March 31, 2000 compared to the prior year was attributable to the increase in revenues and corresponding increases in variable selling, general and administrative expenses. The decrease in selling, general and administrative expenses as a percentage of revenues was primarily due to the leveraging of fixed costs over increased revenues.

Operating income

     The following table presents EMCOR's operating income, and operating income as percentage of segment revenues: (in thousands, except for percentages)

                                                                          For the three months ended March 31,
                                                                          ------------------------------------
                                                                                        % of                        % of
                                                                                       Segment                    Segment
                                                                           2000        Revenues        1999      Revenues
Operating income (loss):
  United States electrical construction and facilities services .....   $ 9,984         3.6%         $7,597        3.5%
  United States mechanical construction and facilities services .....     7,132         2.6%          3,698        2.6%
  United States other services ......................................      (942)         --          (1,463)        --
                                                                        -------         ----         ------        ----
  Total United States Operations ....................................    16,174         2.8%          9,832        2.6%
  Canada construction and facilities services .......................       623         1.0%             79        0.2%
  United Kingdom construction and facilities services ...............    (1,560)         --            (661)        --
  Other International................................................        14          --            (256)        --
  Corporate Administration...........................................    (4,704)         --          (3,946)        --
                                                                         -------        ----         ------        ----
  Total Worldwide Operations ........................................    10,547         1.4%          5,048        0.9%


  Other Corporate Items:
     Interest expense ...............................................    (2,269)                     (2,272)
     Interest income ................................................       525                         799
                                                                         ------                      ------
  Income before income taxes ........................................    $8,803                      $3,575
                                                                         ======                      ======

EMCOR had operating income of $10.6 million for the three months ended March 31, 2000 compared with operating income of $5.0 million for the three months ended March 31, 1999. The increase of $5.6 million in operating income for the three months ended March 31, 2000 as compared to the same period in 1999 was due to increased revenues from EMCOR's operations excluding 1999 acquired companies, as well as revenue and incremental operating income attributable to businesses acquired in 1999.

United States electrical construction and facilities services operating income (before deduction of general corporate and other expenses discussed below) for the three months ended March 31, 2000 was $10.0 million or 3.6% of revenues, compared to $7.6 million or 3.5% of revenues for the three months ended March 31, 1999. The $2.4 million increase in revenues for the three months ended March 31, 2000 compared to the same period in 1999 was primarily attributable to the continuing favorable market conditions across the United States particularly in New York City, Boston and Washington, D.C.

United States mechanical construction and facilities services operating income for the three months ended March 31, 2000 was $7.1 million or 2.6% of revenues, compared to $3.7 million or 2.6% of revenues for the three months ended March 31, 1999. The $3.4 million increase in operating income was attributable to growth from EMCOR's operations (excluding 1999 acquired companies) and operating income from 1999 acquisitions.

Other United States services operating losses were $0.9 million and $1.5 million for the three months ended March 31, 2000 and 1999, respectively. These operating losses were primarily attributable to costs associated with the continued development of the consulting operations and maintenance services activities.

Canada construction and facilities services operating income was $0.6 million compared to $0.1 million for the three months ended March 31, 2000 and 1999, respectively. The increase in operating income in the current period was primarily due to an increased level of activities in Western Canada.

United Kingdom construction and facilities services operating losses for the three months ended March 31, 2000 and 1999 were $1.6 million and $0.7 million, respectively. The activity in this segment continued to produce operating losses in these periods.

Other International construction and facilities services operating income was $0.01 million for the three months ended March 31, 2000 compared to an operating loss of $0.3 million for three months ended March 31, 1999. Operating income in 2000 reflects the decline in revenues and business activity due to the completion of projects in the Middle East markets that were active last year. The operating losses in 1999 were due to costs associated with the administration and completion of the activities in these regions. EMCOR continues to pursue new business selectively in these markets; however, the availability of opportunities has been significantly reduced as a result of local economic factors.

General corporate expenses for the three months ended March 31, 2000 were $4.7 million compared to $3.9 million for the three months ended March 31, 1999. The increase in general corporate expenses was due to increased variable overhead costs associated with EMCOR's increased revenues, as well as incremental fixed costs to support current growth in operations.

Interest expense for the three months ended March 31, 2000 and 1999 was $2.3 million. The decrease in Interest income of $0.3 million for the three months ended March 31, 2000 compared to the same three months in 1999 was attributable to less cash available to invest in the three months ended March 31, 2000 compared to the same period in 1999.

The income tax provision increased by $2.3 million to $3.9 million for the three months ended March 31, 2000, versus $1.5 million for the same period in 1999. The increase in provision was primarily due to increased income before taxes plus an increase in the effective income tax rate for the three months ended March 31, 2000 to 44% from 43% for 1999. The increase in the effective income tax rate was due to changes in the tax jurisdictions in which income was earned. A portion of the liability for income taxes, $2.9 million for 2000 and $1.3 million for 1999, was not payable in cash due to the utilization of NOL's and was recorded as an increase in capital surplus for both years.

EMCOR's backlog was $1.82 billion at March 31, 2000 and $1.77 billion at December 31, 1999. Between December 31, 1999 and March 31, 2000, EMCOR's backlog in Canada decreased by $8.5 million, its backlog in the United Kingdom decreased by $15.7 million and its backlog in the United States increased by $74.5 million. The decrease in the Canada and United Kingdom backlogs was due to work performed on projects awarded in the fourth quarter of 1999 in Canada, and the completion of several large projects in the United Kingdom. The increase in the United States backlog was due to continued favorable economic conditions.

EMCOR's backlog at March 31, 2000 was $1.82 billion compared to $1.40 billion at March 31, 1999. Excluding backlog from acquisitions of $340.0 million, backlog increased $80.7 million in the last 12 months. The $80.7 million increase was attributed to a United States backlog increase of $86.1 million, a Canada backlog increase of $26.6 million, and a United Kingdom backlog decrease of $32.1 million primarily due to the substantial completion of the Jubilee line project in December 1999.

Liquidity and Capital Resources

The following table presents EMCOR's net cash provided by operating activities, net cash used in investing activities and net cash used in financing activities (in thousands):

                                                         For the three months
                                                            ended March 31,
                                                          2000          1999
                                                          ----          ----
Net cash provided by operating activities.............   $ 6,421      $22,103
Net cash used in investing activities.................   $(6,583)     $(1,855)
Net cash used in financing activities.................   $  (276)     $(9,129)


EMCOR's consolidated cash balance decreased by approximately $0.5 million from $58.6 million at December 31, 1999 to $58.1 million at March 31, 2000. Net cash provided by operating activities for the three months ended March 31, 2000 of $6.4 million was a $15.7 million decrease from the net cash provided by operating activities of $22.1 million in the same period last year. The decrease in net cash provided by operating activities was primarily attributable to changes in operating assets and liabilities due to an increase in business activity, partially offset by increased net income and non-cash expenses. Net cash used for investing activities of $6.6 million for the three months ended March 31, 2000 increased by $4.7 million compared to the $1.9 million of cash used in investing activities in the same period last year. The increase in net cash used in investing activities was due to increased spending on the purchase of property, plant and equipment, in addition to an increase in EMCOR's investments, notes and other long-term receivables. Net cash used in financing activities of $0.3 million was a decrease of $8.8 million from $9.1 million of net cash used in financing activities for the three months ended March 31, 1999. The decrease in net cash used in financing activities was attributable to the purchase of treasury stock in 1999 of $2.9 million compared to no purchases of treasury stock in 2000, and payment of long-term debt and capital lease obligations of $6.3 million in 1999 and compared to $0.3 million in 2000.

As of March 31, 2000 EMCOR's total borrowing capacity under its revolving credit facility was $150.0 million. EMCOR had approximately $17.4 million of letters of credit outstanding as of that date. There were no revolving loans outstanding as of March 31, 2000 and December 31, 1999 under the revolving credit facility.

EMCOR believes that current cash balances and borrowing capacity available under lines of credit, combined with cash expected to be generated from operations, will be sufficient to provide short-term and foreseeable long-term liquidity and meet expected capital expenditure requirements.


This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995, particularly statements regarding market opportunities., market share growth, competitive growth, gross profit, and selling, general and administrative expenses. These forward-looking statements involved risks and uncertainties, that could cause actual results to differ materially from those in any such forward-looking statements. Such factors include, but are not limited to adverse changes in general economic conditions, including changes in the specific markets for EMCOR's services, adverse business conditions, decreased or lack of growth in the mechanical and electrical construction and facilities services industries, increased competition, pricing pressures, risks associated with foreign operations and other factors.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The information on legal proceedings is hereby incorporated by reference to Note P of EMCOR's Notes to Consolidated Financial Statements included in EMCOR's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 6 - Exhibits and Reports on Form 8-K


(a)Exhibits
                                                   Incorporated by Reference to,
   Exhibit No   Description                        or Page Number

          4     Third Amendment to Amended and     Page
                Restated Credit Agreement

         10     Amendment to 1994 Management       Page
                Stock Option Plan

         11     Computation of Basic               Note E  of the Notes
                EPS and Diluted EPS                to the Condensed Consolidated
                for the three months               Financial Statements.
                end March 31, 2000
                and 1999

         27     Financial Data Schedule            Filed herewith.

(b)No reports on Form 8-K were filed during the quarter ended March 31, 2000

                           SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         EMCOR GROUP, INC.
                                      ------------------------------------------
                                                            (Registrant)


Date:  April 26, 2000           By:          /s/FRANK T. MACINNIS
                                      ------------------------------------------
                                               Frank T. MacInnis
                                            Chairman of the Board of
                                                 Directors and
                                             Chief Executive Officer


Date:  April 26, 2000           By:           /s/LEICLE E. CHESSER
                                      ------------------------------------------
                                      ------------------------------------------
                                                Leicle E. Chesser
                                            Executive Vice President
                                           and Chief Financial Officer