Form 10-K/A
period 1999-12-31
EMCOR GROUP INC
filed 2000-04-28
CIK 105634

FORM 10-K/A No. 1

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                          Commission file number 0-2315

                                EMCOR GROUP, INC.
           (Exact Name of Registrant as Specified in Its Charter)

      Delaware                                                 11-2125338
----------------------------                               -----------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           identification number)


101 Merritt Seven Corporate Park
  Norwalk, Connecticut                                         06851-1060
----------------------------------------                   -------------------
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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

     Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes No

     The  aggregate  market  value  of the  Registrant's  voting  stock  held by
non-affiliates   of  the   Registrant  on  April  17,  2000  was   approximately
$193,415,332.

     Number of shares of Common Stock outstanding as of the close of business on April 17, 2000: 10,457,592 shares.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

(a)  Identification of Directors

     Frank T. MacInnis, Age 53. Mr. MacInnis has been Chairman of the Board and Chief Executive Officer of the Company since April 1994 and President of the Company from April 1994 to April 1997. From April 1990 to April 1994, Mr. MacInnis served as President and Chief Executive Officer, and from August 1990 to April 1994 as Chairman of the Board, of Comstock Group Inc., a nationwide electrical contracting company. From 1986 to April 1990, Mr. MacInnis was Senior Vice President and Chief Financial Officer of Comstock Group, Inc. In addition, from 1986 to April 1994 Mr. MacInnis was also President of Spie Group Inc., which has or had interests in Comstock Group Inc., Spie Construction Inc., a Canadian pipeline construction company, and Spie Horizontal Drilling Inc., a United States company engaged in underground drilling for pipelines and communications cable. Mr. MacInnis is also a director of the Williams Companies, Inc.

     Stephen W. Bershad, Age 58. Mr. Bershad has been Chairman of the Board and Chief Executive Officer for more than the past five years of Axsys Technologies, Inc., a manufacturer of electronic components and controls. Mr. Bershad has been a Director of the Company since December 15, 1994.

     David A.B. Brown, Age 56. Mr. Brown has been President of The Windsor Group, a management consulting firm of which he is a co-founder, for more than the past five years. Mr. Brown is also a director of BTU International, Inc., Marine Drilling Companies, Inc.,Technical Communications Corp. and NS Group, Inc. Mr. Brown has been a Director of the Company since December 15, 1994.

     Georges L. de Buffevent, Age 62. Mr. de Buffevent has been Chairman of the Board and Chief Executive Officer of SAGED, a French company specializing in road construction, land development and waste management, since January 1996. For approximately four years prior thereto, he was a business consultant. From July 1982 to February 1992, Mr. de Buffevent was Chairman of the Board of Directors and Chief Executive Officer of Spie-Batignolles S.A., a leading French electrical engineering and construction company with worldwide operations. Mr. de Buffevent has been a Director of the Company since June 19, 1998.

     Albert Fried, Jr., Age 70. Mr. Fried has been Managing Member of Albert Fried & Company, LLC, a broker/dealer and member of the New York Stock Exchange, since 1955 and Managing Member of Buttonwood Specialists, LLC, a New York Stock Exchange specialist firm, since 1992. Mr. Fried has been a Director of the Company since December 15, 1994.

     Richard F. Hamm, Jr., Age 40. Mr. Hamm has been Vice President, Corporate Strategic Development & Acquisitions of Carlson Companies, Inc., a global travel, hospitality and marketing services company, since January 1999. From January 1997 to December 1998 he was Senior Vice President, Legal and Business Development of Tropicana Products, Inc. ("Tropicana"), a manufacturer of fruit juices, and Vice President and General Counsel of Tropicana from June 1993 to January 1997. Mr. Hamm has been a Director of the Company since June 19, 1998.

     Kevin C. Toner, Age 36. Mr. Toner has been Principal of Aristeia Capital LLC, an investment manager, since June 1997 and President of the Isdell 86 Foundation, a not-for-profit organization, since December 1994. He was a private investor from March 1995 to June 1997 and a Managing Director from December 1991 to February 1995 of UBS Securities Inc., a broker/dealer and member of the New York Stock Exchange, engaged in corporate finance, underwriting and distribution of high grade U.S. corporate issues and Eurobonds. Mr. Toner has been a Director of the Company since December 15, 1994.


(b)  Identification of Executive Officers

     Frank T. MacInnis, Age 53. Mr. MacInnis has been Chairman of the Board and Chief Executive Officer of the Company since April 1994 and President of the Company from April 1994 to April 1997. From April 1990 to April 1994, Mr. MacInnis served as President and Chief Executive Officer, and from August 1990 to April 1994 as Chairman of the Board, of Comstock Group, Inc., a nationwide electrical contracting company. From 1986 to April 1990, Mr. MacInnis was Senior Vice President and Chief Financial Officer of Comstock Group, Inc. In addition, from 1986 to April 1994 Mr. MacInnis was also President of Spie Group Inc., which has or had interests in Comstock Group, Inc., Spie Construction Inc., a Canadian pipeline construction company, and Spie Horizontal Drilling Inc., a U.S. company engaged in underground drilling for pipelines and communications cable.

     Jeffrey M. Levy, Age 47. Mr. Levy has been President of the Company since April 1997 and Chief Operating Officer of the Company since February 1994, Executive Vice President of the Company from November 1994 to April 1997 and Senior Vice President of the Company from December 1993 to November 1994. From May 1992 to December 1993, Mr. Levy was President and Chief Executive Officer of the Company's subsidiary EMCOR Mechanical/Electrical Services (East) Inc. From January 1991 to May 1992 Mr. Levy served as Executive Vice President and Chief Operating Officer of Lehrer McGovern Bovis, Inc., a construction management and construction company.

     Sheldon I. Cammaker, Age 60. Mr. Cammaker has been Executive Vice President and General Counsel of the Company since September 1987 and Secretary of the Company since May 1997. Prior to September 1987, he was a senior partner of the New York City law firm of Botein, Hays & Sklar.

     Leicle E. Chesser, Age 53. Mr. Chesser has been Executive Vice President and Chief Financial Officer of the Company since May 1994. From April 1990 to May 1994 Mr. Chesser served as Executive Vice President and Chief Financial Officer of Comstock Group, Inc. and from 1986 to May 1994 he was also Executive Vice President and Chief Financial Officer of Spie Group, Inc.

     R. Kevin Matz, Age 41. Mr. Matz has been Vice President and Treasurer of the Company since April 1996 and Staff Vice President - Financial Services of the Company from March 1993 to April 1996. From March 1991 to March 1993, Mr. Matz was Treasurer of Sprague Technologies Inc., a manufacturer of electronic components.

     Mark A. Pompa, Age 35. Mr. Pompa has been Vice President and Controller of the Company since September 1994. From June 1992 to September 1994, Mr. Pompa was an Audit and Business Advisory Manager of Arthur Andersen LLP, an accounting firm.

(c)  Section 16(a) Beneficial Ownership Reporting Compliance

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

         To the Company's knowledge, during the fiscal year 1999 all such reports relating to share ownership were timely filed.


Item 11.  Executive Compensation

Summary of Cash and Certain Other Compensation

         The following Summary Compensation Table sets forth the compensation awarded to, earned by or paid to each of the Chief Executive Officer and the other four most highly compensated executive officers of the Company (collectively, the "named executive officers") during the fiscal years ended December 31, 1999, 1998 and 1997 for services rendered in all capacities to the Company and its subsidiaries. For information regarding employment agreements of the named executive officers, other than Mr. Cunningham whose employment terminated January 31, 2000, see "'Employment Agreements" and "Continuity Agreements" below.

                           Summary Compensation Table


                                               Annual                                                 Long Term
                                            Compensation                                         Compensation Awards(3)
                                 --------------------------------                -----------------------------------------------

                                                                                                 Number of
                                                                   Other Annual   Restricted      Securities       All Other
                                                                   Compensation     Stock         Underlying      Compensation
                                            Salary        Bonus         (2)         Award       Options/SARs(4)        (5)
Name and Principal Position        Year      ($)          ($)           ($)          ($)              (#)              ($)
---------------------------        ----    -------        -----      --------      -------       -------------    -----------
Frank T. MacInnis............      1999     725,000      900,000       6,375         None          225,000           8,400
  Chairman of the Board and        1998     700,000      800,000      31,787         None           25,000           8,400
  Chief Executive Officer          1997     650,000      775,000      23,003         None             None           8,400


Jeffrey M. Levy..............      1999     465,000      600,000       8,053         None            15,000          8,400
  President and                    1998     450,000      400,000       8,645         None            15,000          8,400
  Chief Operating Officer          1997     325,000      400,000      10,462         None              None          8,400


Sheldon I. Cammaker..........      1999     372,000      340,000      11,709         None            10,000          8,400
  Executive Vice President,        1998     456,160      165,000        None         None            10,000          8,400
  General Counsel and Secretary    1997     430,340      150,000        None         None              None          8,400


Leicle E. Chesser............      1999     365,000      410,000      16,767         None            10,000          8,400
  Executive Vice President and     1998     350,000      375,000      11,936         None            10,000          8,400
  Chief Financial Officer          1997     325,000      340,000      19,867         None              None          8,400

Thomas D. Cunningham(1)......      1999     325,000      150,000      16,611         None             5,000     $1,007,200(6)
Executive Vice President           1998     275,000      150,000      13,354         None             5,000          8,400
                                   1997     126,923      100,000      15,920         None            53,000         45,827


(1) Mr. Cunningham was a director of the Company until July 15, 1997. Mr. Cunningham joined the Company as Executive Vice President on July 15, 1997 and left the Company's employ on January 31, 2000.

(2) The personal benefits provided to the named executive officers did not exceed the disclosure threshold established by the Securities and Exchange Commission pursuant to applicable rules. Figures represent amounts reimbursed for the payment of taxes upon certain fringe benefits.

(3) The column specified by Item 402 (b) of Regulation S-K to report Long-Term Incentive Plan Payouts has been excluded because the Company has no long-term incentive compensation plans and has not had any such plan during any portion of fiscal years 1999, 1998 and 1997.

(4) The awards set forth in this column are of stock options only. The Company did not award stock appreciation rights.

(5) The amounts reported in this column include matching contributions of $3,600 made by the Company under the 401(k) part of the Company's Retirement and Savings Plan, a defined contribution profit sharing plan, during 1999 for the account of each of the named executive officers. The amounts reported for 1999 also include contributions of $4,800 to be paid during 2000 in respect of 1999 by the Company pursuant to the retirement account part of the Company's Retirement and Savings Plan for the account of each of the named executive officers. The amount reported in this column in respect of 1997 for Mr. Cunningham represents consulting and directors' fees paid to him for the period January 1, 1997 through July 14, 1997 prior to his becoming an employee of the Company.

(6) The amount reported in this column in respect of 1999 also includes severance payments paid or to be paid to Mr. Cunningham during the year 2000. As of January 31, 2000 the employment of Mr. Cunningham, who had been an executive vice president of the Company, was terminated by the Company. Inasmuch as the termination of Mr. Cunningham was without Cause (as that term is defined in his employment agreement) substantially all of the severance payments referred to in the table were provided for in his employment agreement. In addition to the amounts referred to in the table, the Company has agreed to provide him coverage, at the Company's expense, under the Company's group life, short and long-term disability, accidental and dismemberment and travel accidental insurance policies through December 31, 2000, pay up to $35,000 for outplacement fees, and to extend the right to exercise certain of his stock options through the original term of the options.

Stock Options and Stock Appreciation Rights

         The following table sets forth certain information concerning certain grants to the named executive officers of stock options during the last fiscal year. As indicated under the Summary Compensation Table above, the Company did not grant stock appreciation rights ("SARs") of any kind.

                        Option Grants in Last Fiscal Year
                                         Individual Grants___                           Grant Date Value____
                                   Number of       % of Total
                                   Securities       Options
                                   Underlying      Granted to     Exercise or                         Grant Date
                                    Options       Employees in    Base Price        Expiration          Present
                                   Granted(2)     Fiscal Year      ($/Sh)(1)            Date          Value($)(3)

Frank T. MacInnis...............        200,000      63 %           $19.75      November 21, 2007     $1,155,000
                                         25,000       8 %           $16.19        January 3, 2009      $ 118,000

Jeffrey M. Levy.................         15,000       5 %           $16.19        January 3, 2009       $ 71,000

Sheldon I. Cammaker.............         10,000       3 %           $16.19        January 3, 2009       $ 47,000

Leicle E. Chesser...............         10,000       3 %           $16.19        January 3, 2009       $ 47,000

Thomas D. Cunningham............          5,000       2 %           $16.19        January 3, 2009       $ 24,000

(1) The stock option exercise price for a share of Common Stock was the fair market value of a share of Common Stock on the date of grant. No SARs, performance units or other instruments were granted in tandem with the stock options reported herein.

(2) Mr. MacInnis' options for 200,000 shares vest in full on November 21, 2006, provided that with respect to successive groups of 50,000 shares of Common Stock the options vest earlier if and when the fair market value of a share of Common Stock first equals or exceeds $25, $30, $35, and $40, respectively; options with respect to 50,000 shares vested during 1999. The options referred to in this table held by Mr. MacInnis for 25,000 shares and the options referred to in this table held by the other named executive officers have a ten-year term and first became exercisable on January 4, 2000 and thereafter are exercisable any time or from time to time until January 3, 2009.

(3) Present value was calculated using the Black-Scholes option-pricing model which involves an extrapolation of future price levels based solely on past performance. The present value as of the date of grant, calculated using the Black-Scholes method, is based on assumptions about future interest rates, dividend yield and stock price volatility. In calculating the present value as of the date of grant of the options reported in the table, the Company assumed an interest rate of 5.5% per annum, an annual dividend yield of zero and volatility of 30.6%. There is no assurance that these assumptions will prove to be true in the future. The actual value, if any, that may be realized by each individual will depend on the future market price of the Common Stock and cannot be forecasted accurately by application of an option-pricing model.

Option Exercises and Holdings

         The following table sets forth certain information concerning unexercised options to purchase Common Stock of the Company held at the end of fiscal year 1999 by the named executive officers. None of the named executive officers exercised any options during fiscal year 1999. No named executive officer holds any SARs.

               Aggregated Option Exercises in Last Fiscal Year And
                          Fiscal Year-End Option Value

                                                                                       Value of Unexercised
                                                         Number of Unexercised          In-the-Money
                                  Shares       Value          Options at                 Options at
                               Acquired on    Realized        FY-End (#)                FY-End ($)(1)
Name                           Exercise (#)      ($)    Exercisable/Unexercisable  Exercisable/Unexercisable
----                           ------------     ----    -------------------------  -------------------------

Frank T. MacInnis..................None         ---         275,000/175,000           $2,700,000/51,500

Jeffrey M. Levy....................None         ---          65,000/15,000             $656,000/30,900

Sheldon I. Cammaker................None         ---          60,000/10,000             $656,000/20,600

Leicle E. Chesser..................None         ---          60,000/10,000             $656,000/20,600

Thomas D. Cunningham...............None         ---          54,834/21,666             $134,348/10,300


------------------

(1) For purposes of this column, value is calculated based on the aggregate amount of the excess of $18.25 (the closing price of the Common Stock as reported on the Nasdaq Stock Market on December 31, 1999) over the relevant exercise price for a share of Common Stock with respect to the options.

Employment Agreements

         The Company has amended and restated employment agreements made as of May 4, 1999 with Frank T. MacInnis providing for his employment as Chief Executive Officer of the Company through December 31, 2000 and with Jeffrey M. Levy providing for his employment as President and Chief Operating Officer of the Company through December 31, 2000. Each such employment agreement provides that the term of employment will automatically be extended for successive one-year periods unless the Company or the officer gives written notice not to extend at least six months prior to the end of the initial term or any extended term of the employment agreement. However, following the date of a Change of Control (as defined in their employment agreements), the term of Mr. MacInnis' and Mr. Levy's respective employment shall be for a period of three years from such date. Under Mr. MacInnis' employment agreement, the Company is also to use its best efforts to ensure Mr. MacInnis' election as Chairman of the Board of Directors of the Company.

         Pursuant to the terms of their respective employment agreements, Mr. MacInnis is to receive an annual base salary of $750,000 for 2000, and Mr. Levy is to receive an annual base salary of $485,000 for 2000. Their annual base salaries are to increase on the first day of each calendar year during their employment periods by the percentage increase in the consumer price index for the preceding year for the area in which the principal office of the Company is located or an amount specified by the Board of Directors, whichever is greater. In addition, Mr. MacInnis and Mr. Levy are each entitled to receive an annual bonus payable in cash ("Target Bonus"), which is to be determined by a formula agreed upon annually by the respective officer and the Compensation and Personnel Committee of the Board of Directors (the "Compensation Committee"); provided that Mr. MacInnis' annual Target Bonus may not be less than $600,000 and Mr. Levy's annual Target Bonus may not be less than $400,000. Pursuant to the terms of their respective employment agreements, the Company is to recommend to the Compensation Committee that Mr. MacInnis and Mr. Levy receive annually an option to purchase not less than 25,000 and 15,000 shares of Common Stock, respectively, at a per share exercise price equal to the fair market value of a share of the Common Stock on the grant date. Each option is to have a ten-year term and is to be exercisable on or after the first anniversary of the grant date.

         In addition, pursuant to his employment agreement, Mr. MacInnis was granted on May 5, 1999 options expiring November 21, 2007 to purchase 200,000 shares of Common Stock at a per share exercise price of $19.75, the fair market value of a share of Common Stock on the grant date. These options vest in full on November 21, 2006, provided that with respect to successive groups of 50,000 shares of Common Stock, the options vest earlier if and when the fair market value of a share of Common Stock first equals or exceeds $25, $30, $35 and $40, respectively. Under the terms of the option agreement, options with respect to 50,000 shares have vested.

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

         The Company has amended and restated employment agreements made as of May 4, 1999 with Sheldon I. Cammaker providing for his employment as Executive Vice President and General Counsel of the Company through December 31, 2000 and with Leicle E. Chesser providing for his employment as Executive Vice President and Chief Financial Officer of the Company through December 31, 2000. Each such employment agreement provides that the term of employment will automatically be extended for successive one-year periods unless the Company or the officer gives written notice not to extend at least six months prior to the end of the initial term or any extended term of the employment agreement. However, following the date of a Change of Control (as defined in their employment agreements), the terms of Mr. Cammaker's and Mr. Chesser's respective employment shall be for a period of three years from such date.

         Pursuant to the terms of their respective employment agreements, Mr. Cammaker is to receive an annual base salary of $380,000 for 2000 and Mr. Chesser is to receive an annual base salary of $380,000 for 2000. Their annual base salaries are to increase on the first day of each calendar year during the employment periods by the percentage increase in the consumer price index for the preceding year for the area in which the principal office of the Company is located or an amount specified by the Board of Directors, whichever is greater. In addition, Mr. Cammaker and Mr. Chesser are each entitled to receive an annual cash bonus determined by the Compensation Committee, and under the term of their respective employment agreements, the Company is to recommend to the Compensation Committee that Messrs. Cammaker and Chesser each receive annually an option to purchase not less than 10,000 shares of Common Stock at a per share exercise price equal to the fair market value of a share of Common Stock on the grant date. Each option is to have a ten-year term and is to be exercisable on the first anniversary of the date of grant.

         Under the terms of their employment agreements, Messrs. Cammaker and Chesser have been provided with certain benefits customarily accorded to the Company's executive officers, including in Messrs. Chesser's case $800 per month for leasing of an automobile (plus maintenance and insurance thereon) and the cost of the lease capital reduction payment and in Mr. Cammaker's case, the use of a Company automobile (plus maintenance and insurance thereon); and reimbursement for all initiation fees and monthly dues for membership in a club suitable for entertaining clients of the Company, all legal expenses incurred in connection with their employment agreements, and the cost of any increased tax liability caused by receipt of these fringe benefits.

         If Messrs. Cammaker's or Chesser's employment is terminated during the term of his respective employment agreement by the Company other than for Cause (as defined in his employment agreement) or if he terminates his employment for Good Reason (as defined in his employment agreement), he will be entitled to receive a cash payment generally equal to the sum of (i) two times his base salary at its then current annual rate and (ii) two times the highest bonus paid to him during his employment by the Company ("Deemed Bonus"); however, in the event of a termination following a Change of Control (as defined in his employment agreement), the factor of two in clauses (i) and (ii) above will be increased to three. In addition, Messrs. Cammaker and Chesser each will be entitled to receive all unpaid amounts in respect of his bonus for any calendar year ending before the date of termination and an amount equal to his Deemed Bonus multiplied by a fraction the numerator of which is the number of days in the calendar year in which the termination takes place that he was an employee of the Company and the denominator of which is 365.

Continuity Agreements

         Each of Messrs. MacInnis, Levy, Cammaker and Chesser (each referred to herein as an "Executive") is a party to a Continuity Agreement with the Company. The purpose of the Continuity Agreements is to retain the services of these Executives and to assure their continued productivity without disturbance in circumstances arising from the possibility or occurrence of a Change of Control of the Company. For purposes of the agreements "Change of Control" means, in general, the occurrence of (i) the acquisition by a person or group of persons of 25% or more of the voting securities of the Company, (ii) the approval by the Company's stockholders of a merger, business combination or sale of the Company's assets, the result of which is that less than 65% of the voting securities of the resulting corporation is owned by the holders of the Company's Common Stock prior to such transaction or (iii) the failure of Incumbent Directors (as defined in the Continuity Agreements) to constitute at least a majority of the Board of Directors of the Company during any two year period.

         Generally, no benefits are provided under the Continuity Agreements for any type of termination before a Change of Control, for termination after a Change of Control due to death, disability, any termination for Cause (as that term is defined in the Continuity Agreement) or for voluntary termination (other than for Good Reason) (as that term is defined in the Continuity Agreements).

         Upon a Change of Control the Continuity Agreements generally provide to the Executive a severance benefit if the Company terminates the Executive's employment without Cause or the Executive terminates his employment for Good Reason within two years following a Change of Control equal to the sum of three times (i) his base salary at the time of the Change of Control, (ii) the higher
(x) of his bonus in respect of the year prior to the Change of Control or (y) the average of his bonuses for the three years prior to the Change of Control and (iii) the value of perquisites provided in respect of the year prior to the Change of Control. Other severance benefits include outplacement assistance and a continuance of insurance benefits for three years. The severance benefits under the Executive's Continuity Agreement are reduced by any severance benefits payable under the Executive's employment agreement.

         If all or any portion of the payments or benefits referred to in the preceding paragraphs under "Employment Agreements" and "Continuity Agreements" either alone or together with other payments and benefits which Messrs. MacInnis, Levy, Cammaker or Chesser receives or is then entitled to receive from the Company, would constitute a "parachute payment" within the meaning of
Section 280G of the Internal Revenue Code (the "Code"), then such officer shall be entitled to such additional payments as may be necessary to ensure that the net after tax benefit of all such payments shall be equal to his respective net after tax benefit as if no excise tax had been imposed under Section 4999 of the Code.

Director Compensation

         Each director who is not an officer of the Company ("non-employee director") is entitled to receive an annual cash retainer of $30,000 and $1,000 for each meeting of the Board of Directors he attends, other than telephonic meetings of the Board in which case each non-employee director who participates receives $500. Each non-employee director also receives $500 for each meeting of a committee of the Board of Directors attended by the director, and each non-employee director who chairs a committee of the Board of Directors receives an additional $2,000 per annum. In addition, pursuant to the 1995 Non-Employee Directors' Non-Qualified Stock Option Plan, each non-employee director on July 28, 1999 was granted an option to purchase 3,000 shares of Common Stock at an exercise price of $22.13 per share. These options are fully exercisable as of the date of grant and have a term of ten years. A director who also serves as an officer of the Company does not receive compensation for services rendered as a director.

         Under the 1997 Directors' Stock Option Plan and the 1997 Directors' Stock Plan, each non-employee director, in lieu of all or part of his annual cash retainer, may elect to receive in accordance with such plans (a) options to purchase shares of Common Stock and/or (b) deferred stock units in respect of which shares of Common Stock will be issued following the non-employee director's termination of service as a director of the Company. For 1999 each non-employee Director elected to receive his annual retainer in options, and, accordingly, each was granted options to purchase 6,828 shares Common Stock at $16.19 per share.

Compensation Committee Interlocks and Insider Participation

         During 1999, the Compensation and Personnel Committee of the Board of Directors of the Company (the "Compensation Committee") was responsible for matters concerning executive compensation.

         Messrs. Bershad, de Buffevent and Fried each of whom is a non-employee director, have served as members of the Compensation Committee of the Board of Directors during 1999. No such director has had any relationship with the Company required to be disclosed under this caption.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth as of April 17, 2000 certain information regarding beneficial ownership of the Company's Common Stock by each person or group known by the Company to be a beneficial owner of more than five percent of the outstanding shares of Common Stock. Except as otherwise noted, to the Company's knowledge, each person or group listed below has sole voting and investment power with respect to the shares listed next to his or its name.

                                                                             Number of Shares           Percent
Name and Address of Beneficial Owner                                         Beneficially Owned         Owned
------------------------------------                                         ------------------         -----

Steven A. Van Dyke ......................................................   1,421,967(1)                13.6%.
   777 South Harbour Island Boulevard
   Tampa, Florida 33602
Oaktree Capital Management LLC...........................................     978,645(2)                 9.4%
   550 South Hope Street
   Los Angeles, California 90071
Artisan Investment Corporation...........................................     972,800(3)                 9.3%
    1000 North Water Street, #1770
    Milwaukee, Wisconsin  53202
Cumberland Associates LLC................................................     747,900(4)                 7.2%
   114 Avenue of the Americas
   New York, New York 10036
Albert Fried & Company...................................................     539,560(5)                 5.1%
   40 Exchange Place
   New York, New York 10005

(1) As reported in Amendment No. 4 to Schedule 13D, dated February 29, 2000 filed with the Securities and Exchange Commission ("SEC") by Steven Van Dyke and his affiliates, Douglas P. Teitelbaum, Bay Harbour Management, L.C., Tower Investment Group, Inc., Bay Harbour 90-1, Ltd., Bay Harbour 98-1 Ltd., Trophy Hunter Investments, Ltd., Bay Harbour Investments, Inc., Trophy Hunters, Inc., and Bay Harbour Partners, Ltd. Includes 36,576 shares issuable upon conversion of the Company's Convertible Debentures and 26,900 shares held in a joint account with Mr. Van Dyke's wife; of these shares, Mr. Van Dyke has sole voting power and sole dispositive power of 30,600 shares and shared voting power and shared dispositive power of 1,397,367 shares.

(2) As reported in Amendment No. 5 dated March 1, 2000 to Schedule 13D filed with the SEC on behalf of Oaktree Capital Management, LLC ("Oaktree"), OCM Principal Opportunities Fund, L.P. ("Principal Fund") and OCM Opportunities Fund II, L.P. ("Opportunities Fund"). Oaktree is the general partner of the Principal Fund and the Opportunities Fund and the investment manager of a third party account. Oaktree has sole voting power and sole dispositive power of these shares.

(3) As reported in Schedule 13G dated February 10, 2000 filed with the SEC by Artisan Investment Corporation ("Artisan") and its affiliates Artisan Partners Limited Partnership, Andrew A. Ziegler and Carlane M. Ziegler. Artisan and its affiliates have shared voting power and shared dispostitive power of these shares.

(4) As reported in Amendment 3 to Schedule 13G dated February 14, 2000 filed with the SEC. Cumberland Associates LLC has sole voting power and sole dispositive power of 701,903 of these shares and shared voting power and shared dispositive power of 45,997 of these shares.

(5) Albert Fried & Company, LLC ("AF&C") and Albert Fried, Jr., the managing member of AF&C, have beneficial ownership of 539,560 shares; AF&C has sole voting power and sole dispositive power of 478,812 of these shares; Mr.Fried has shared voting power and shared dispositive power of 478,812 of these shares and sole voting and sole dispositive power of 60,710 of these shares, including 25,703 that may be acquired by Mr. Fried upon exercise of presently exercisable options or options exercisable within 60 days granted to Mr. Fried as a non-employee director under the Company's stock option plans for non-employee directors. AF&C is a market maker in the Company's Common Stock and Convertible Debentures and from time to time may hold significant positions in these securities.

         The following table sets forth as of April 17, 2000 certain information regarding the beneficial ownership of the Company's Common Stock by each of the Company's directors, its chief executive officer, each of the four most highly compensated executive officers of the Company and all its directors and executive officers as a group for the fiscal year ended December 31, 1999. Except as otherwise noted, to the Company's knowledge, each of the persons listed below has sole voting power and investment power with respect to the shares listed next to his name.

                                         Amount and Nature of
Name of Beneficial Owner                 Beneficial Ownership(1)         Percent

Frank T. MacInnis........................           303,000(2)             2.8%
Stephen W. Bershad.......................            54,203(3)             *
David A. B. Brown........................            32,703(3)             *
Georges L. de Buffevent..................            19,125(3)             *
Albert Fried, Jr.........................           539,560(3)(4)          5.1%
Richard F. Hamm, Jr......................            19,878(3)             *
Kevin C. Toner...........................            33,703(3)             *
Jeffrey M. Levy..........................            81,000(2)             *
Sheldon I. Cammaker......................            70,000(2)             *
Leicle E. Chesser........................            70,000(2)             *
Thomas D. Cunningham.....................            81,500(2)             *
All directors and executive officers
    as a group...........................         1,368,172(5)             12%
---------------------
 * Represents less than 1%.

     (1) The information contained in the table reflects "beneficial ownership" as defined in Rule 13d-3 of the Securities Exchange Act of 1934, as amended. All percentages set forth in this table have been rounded.

     (2) Includes in the case of Mr. MacInnis 300,000 shares, in the case of Mr. Levy 80,000 shares, in the case of each of Messrs. Cammaker and
          Chesser 70,000 shares, and in the case of Mr. Cunningham 81,500 shares, that may be acquired upon the exercise of presently exercisable options or options exercisable within 60 days granted pursuant to the Company's stock option plans.

     (3) Includes in the case of Mr. Bershad 39,203 shares, in the case of Mr. Brown 31,703 shares, in the case of Mr. de Buffevent 18,795 shares, in the case of Mr. Fried 25,703 shares, in the case of Mr. Hamm 19,878 shares, and in the case of Mr. Toner 28,703 shares, that may be acquired upon exercise of presently exercisable options or options exercisable within 60 days granted to each non-employee director pursuant to the Company's 1995 Non-Employee Directors' Non-Qualified
          Stock Option Plan and its 1997 Non-Employee Directors' Non-Qualified Stock Option Plan, and in the case of Mr. de Buffevent an additional 330 shares that may be issued in respect of Deferred Stock Units granted to him pursuant to the 1997 Stock Plan for Directors (the "1997 Plan").

     (4) Includes the shares referred to in Note 5 to the table above concerning beneficial ownership of more than five percent of the Company's outstanding shares of Common Stock.

     (5) Includes 828,985 shares that may be acquired upon the exercise of presently exercisable options or options exercisable within 60 days granted pursuant to the Company's stock options plans and 330 shares issuable in respect of Deferred Stock Units granted pursuant to the 1997 Plan.

Item 13.  Certain Relationships and Related Transactions

         None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 EMCOR GROUP, INC.
                                                  (Registrant)

Date: April 28, 2000                        By:  /s/ FRANK T. MACINNIS
                                                 ---------------------
                                                   Frank T. MacInnis
                                          Chairman of the Board of Directors
                                               and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 28, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.


 /s/ FRANK T. MACINNIS                   Chairman of the Board of Directors and
 -----------------------------------
     Frank T. MacInnis                          Chief Executive Officer

 /s/ STEPHEN W. BERSHAD                                  Director
 -----------------------------------
     Stephen W. Bershad

 /s/ DAVID A.B. BROWN                                    Director
 -----------------------------------
     David A.B. Brown

 /s/ GEORGES L. de BUFFEVENT                             Director
 -----------------------------------
     Georges L. de Buffevent

 /s/ ALBERT FRIED, JR.                                   Director
 -----------------------------------
     Albert Fried, Jr.

 /s/ RICHARD F. HAMM, JR.                                Director
 -----------------------------------
     Richard F. Hamm, Jr.

 /s/ KEVIN C. TONER                                      Director
 -----------------------------------
     Kevin C. Toner

 /s/ LEICLE E. CHESSER                       Executive Vice President and
 -----------------------------------
     Leicle E. Chesser                           Chief Financial Officer

 /s/ MARK A. POMPA                           Vice President and Controller
 -----------------------------------
     Mark A. Pompa