Form 10-Q
period 2000-06-30
EMCOR GROUP INC
filed 2000-07-26
CIK 105634

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

                   For the quarterly period ended June 30, 2000
                                         OR


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934


            For the transition period from __________ to __________
--------------------------------------------------------------------------
Commission file number 0-2315


                                   EMCOR Group, Inc.
               ----------------------------------------------------
              (Exact name of registrant as specified in its charter)

              Delaware                                          11-2125338
---------------------------------------------             ----------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
          or organization)                                Identification Number)

    101 Merritt Seven Corporate Park
          Norwalk, Connecticut                                   06851-1060
----------------------------------------                      ------------------
(Address of principal executive offices)                         (Zip Code)

                                   (203) 849-7800
                           -------------------------------
                           (Registrant's telephone number)

                                        N/A
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No __

                       Applicable Only To Corporate Issuers
     Number of shares of Common Stock outstanding as of the close of business on July 21, 2000: 10,433,357 shares.

                                  EMCOR GROUP, INC.
                                       INDEX


                                                                      Page No.


PART I - Financial Information

Item 1     Financial Statements

           Condensed Consolidated Balance Sheets -
           as of June 30, 2000 and December 31, 1999                     1

           Condensed Consolidated Statements of Operations -
           three months ended June 30, 2000 and 1999                     3

           Condensed Consolidated Statements of Operations -
           six months ended June 30, 2000 and 1999                       4

           Condensed Consolidated Statements of Cash Flows -
           six months ended June 30, 2000 and 1999                       5

           Condensed Consolidated Statements of Stockholders'
           Equity and Comprehensive Income -
           six months ended June 30, 2000 and 1999                       6

           Notes to Condensed Consolidated Financial Statements          7


Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                    11

PART II - Other Information

Item 1     Legal Proceedings                                            19

Item 4     Submission of Matters to a Vote of Security Holders          19

Item 6     Exhibits and Reports on Form 8-K                             19

PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
--------------------------------------------------------------------------------
                                                   June 30,         December 31,
                                                     2000               1999
                                                 (Unaudited)
--------------------------------------------------------------------------------

                           ASSETS

Current assets:
    Cash and cash equivalents                      $   62,429         $   58,552
    Accounts receivable, net                          832,945            713,593
    Costs and estimated earnings in excess
        of billings on uncompleted contracts          152,493            137,048
    Inventories                                         6,853              9,776
    Prepaid expenses and other                         10,562              9,018
                                                   ----------         ----------
      Total current assets                          1,065,282            927,987

Investments, notes and other long-term
    receivables                                        21,787             17,411
Property, plant and equipment, net                     36,503             36,509
Goodwill                                               66,860             68,009
Other assets                                            7,047              6,573
                                                   ----------         ----------

      Total assets                                 $1,197,479         $1,056,489
                                                   ==========         ==========




See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
--------------------------------------------------------------------------------
                                                     June 30,      December 31,
                                                      2000            1999
                                                   (Unaudited
--------------------------------------------------------------------------------

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Borrowings under working capital credit lines   $   15,000       $       --
    Current maturities of long-term debt and capital
       lease obligations                                 2,656            2,235
    Accounts payable                                   353,816          342,917
    Billings in excess of costs and estimated
       earnings on uncompleted contracts               303,825          216,152
    Accrued payroll and benefits                        84,486           84,496
    Other accrued expenses and liabilities              74,075           71,782
                                                    ----------       ----------

       Total current liabilities                       833,858          717,582

    Long-term debt and capital lease obligations       115,928          116,003

    Other long-term obligations                         56,460           52,655
                                                    ----------       ----------

       Total liabilities                             1,006,246          886,240
                                                    ----------       ----------

Stockholders' equity:
    Preferred stock, $0.10 par value, 1,000,000 shares
       authorized, none issued and outstanding              --               --
    Common stock, $0.01 par value, 13,700,000 shares
       authorized, 10,430,690 and 10,427,690 shares
       issued and outstanding, respectively                117              117
    Capital surplus                                    151,293          142,894
    Accumulated other comprehensive income              (3,726)          (2,223)
    Retained earnings                                   60,385           46,297
    Treasury stock, at cost, 1,132,000 shares          (16,836)         (16,836)
                                                    ----------       ----------

Total stockholders' equity                             191,233          170,249
                                                    ----------       ----------

Total liabilities and stockholders' equity          $1,197,479       $1,056,489
                                                    ==========       ==========



See notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts) (Unaudited)
--------------------------------------------------------------------------------

Three months ended June 30,                          2000                 1999
--------------------------------------------------------------------------------

Revenues                                           $866,850             $696,489

Costs and expenses:
    Cost of sales                                   781,507              629,861
    Selling, general and administrative              66,763               54,622
                                                   --------             --------
                                                    848,270              684,483
                                                   --------             --------

Operating income                                     18,580               12,006
Interest expense, net                                 2,226                2,462
                                                   --------             --------

Income before income taxes                           16,354                9,544
Provision for income taxes                            7,196                4,117
                                                   --------             --------

Net income                                         $  9,158             $  5,427
                                                   ========             ========

Basic earnings per share                           $   0.88             $   0.56
                                                   ========             ========

Diluted earnings per share                         $   0.68             $   0.45
                                                   ========             ========


See Notes to Condensed Consolidated Financial Statements.

 EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts) (Unaudited)
--------------------------------------------------------------------------------

Six months ended June 30,                           2000                 1999
--------------------------------------------------------------------------------

Revenues                                         $1,608,372           $1,236,472

Costs and expenses:
    Cost of sales                                 1,450,484            1,117,889
    Selling, general and administrative             128,761              101,529
                                                 ----------           ----------
                                                  1,579,245            1,219,418
                                                 ----------           ----------

Operating income                                     29,127               17,054
Interest expense, net                                 3,970                3,935
                                                 ----------           ----------
Income before income taxes                           25,157               13,119
Provision for income taxes                           11,069                5,641
                                                 ----------           ----------

Net income                                       $   14,088           $    7,478
                                                 ==========           ==========

Basic earnings per share                         $     1.35           $     0.77
                                                 ==========           ==========

Diluted earnings per share                       $     1.08           $     0.66
                                                 ==========           ==========


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
--------------------------------------------------------------------------------

Six months ended June 30,                               2000              1999
--------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income                                         $14,088          $ 7,478
    Depreciation and amortization                        5,024            5,233
    Amortization of goodwill                             2,251            1,419
    Other non-cash expenses                             11,448            4,730
    Changes in operating assets and liabilities        (33,845)         (28,183)
                                                       -------          --------
Net cash used in operating activities                   (1,034)          (9,323)
                                                       -------          --------

Cash flows from investing activities:
    Purchase of Property, plant and equipment, net      (5,018)          (5,177)
    Acquisition of businesses                           (1,102)         (53,752)
    (Increase) decrease in Investments, notes
      and other long-term receivables                   (4,376)           2,205
    Other, net                                              34               --
                                                       -------          --------
Net cash used in investing activities                  (10,462)         (56,724)
                                                       -------          --------

Cash flows from financing activities:
    Purchases of Treasury stock                             --           (2,868)
    Borrowings under working capital credit lines, net  15,000           20,000
    Proceeds (payments) of long-term debt and
      capital lease obligations, net                       346           (6,157)
    Exercise of stock options                               27              221
                                                       -------          --------
Net cash provided by financing activities               15,373           11,196
                                                       -------          --------

Increase (decrease) in cash and cash equivalents         3,877          (54,851)
Cash and cash equivalents at beginning of period        58,552           83,053
                                                       -------          --------
Cash and cash equivalents at end of period             $62,429          $28,202
                                                       =======          ========

Supplemental cash flow information:
    Cash paid for:
       Interest                                         $3,879           $3,325
       Income taxes                                     $2,383           $3,610


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(In thousands) (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 Accumulated
                                                                                    other
                                            Common                  Capital     comprehensive    Retained    Treasury  Comprehensive
                                Total       stock      Warrants     surplus   income (loss) (1)  earnings      stock       income
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000      $170,249       $117      $   --      $142,894       $(2,223)       $46,297     $(16,836)
    Net income                  14,088         --          --            --            --         14,088           --       $14,088
    Foreign currency
     translation adjustments    (1,503)        --          --            --        (1,503)            --           --        (1,503)
                                                                                                                            -------
    Comprehensive income            --         --          --            --            --             --           --       $12,585
                                                                                                                            =======
    Provision in lieu of
     income taxes                8,338         --          --         8,338            --             --           --
    Common stock issued under
     stock option plans             27         --          --            27            --             --           --
    Other, net                      34         --          --            34            --             --           --
                              --------       ----      ------      --------       -------        -------     --------
Balance, June 30, 2000        $191,233       $117      $   --      $151,293       $(3,726)       $60,385     $(16,836)
                              ========       ====      ======      ========       =======        =======     ========

Balance, January 1, 1999      $119,816       $109      $2,154      $114,867       $(1,822)       $18,476     $(13,968)
    Net income                   7,478         --          --            --            --          7,478           --       $ 7,478
    Foreign currency
     translation adjustments     1,476         --          --            --         1,476             --           --         1,476
                                                                                                                            --------
    Comprehensive income            --         --          --            --            --             --           --       $ 8,954
                                                                                                                            ========
    Provision in lieu of
     income taxes                3,938         --          --         3,938            --             --           --
    Common stock issued under
     stock option plans            221         --          --           221            --             --           --
    Treasury stock repurchased  (2,868)        --          --            --            --             --       (2,868)
                              ---------      ----     -------      --------       -------        -------     --------
Balance, June 30, 1999        $130,061       $109      $2,154      $119,026       $  (346)       $25,954     $(16,836)
                              ========       ====      ======      ========       =======        =======     ========



 (1) Represents cumulative foreign currency translation adjustments.


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE A  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by EMCOR Group, Inc. and Subsidiaries, without audit, pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Readers of this report should refer to the consolidated financial statements and the notes thereto included in EMCOR's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

In the opinion of EMCOR, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly the financial position of EMCOR and the results of its operations. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

Certain reclassifications of prior year amounts have been made to conform to current year presentation.

NOTE B   Income Taxes

EMCOR files a consolidated federal income tax return including all its U.S. subsidiaries. At June 30, 2000, EMCOR had net operating loss carryforwards ("NOLs") for U.S. income tax purposes of approximately $101.0 million, which expire in the years 2007 through 2012. The NOLs are subject to review by the Internal Revenue Service. Future changes in the ownership of EMCOR, as defined by Section 382 of the Internal Revenue Code, could limit the amount of EMCOR's NOLs available for use in any one year.

As a result of the adoption of Fresh-Start Accounting, the tax benefit of any net operating loss carryforwards or net deductible temporary differences which existed as of the date of EMCOR's emergence from Chapter 11 in December 1994 will result in a charge to the tax provision (provision in lieu of income taxes) and be allocated to capital surplus.

EMCOR has provided a valuation allowance as of June 30, 2000 for the full amount of the tax benefit of its remaining NOLs and other deferred tax assets. Income tax expense recorded for the three and six month periods ended June 30, 2000 and 1999 represent a provision primarily for federal, foreign and state and local income taxes. EMCOR's utilization of NOLs and other deferred tax assets for the three month periods ended June 30, 2000 and 1999 of approximately $5.4 million and $2.6 million have been added to capital surplus, respectively. EMCOR's utilization of NOLs and other deferred tax assets for the six month periods ended June 30, 2000 and 1999 of approximately $8.3 million and $3.9 million have been added to capital surplus, respectively.

NOTE C   Earnings Per Share

The following tables summarize EMCOR's calculation of Basic and Diluted Earnings per Share for the three and six month periods ended June 30, 2000 and 1999:

                                                                    Three months ended
                                                                       June 30, 2000
                                                      ----------------------------------------------
                                                        Income            Shares           Per Share
                                                      (Numerator)      (Denominator)         Amount
                                                      -----------      -------------       ---------
Basic EPS
Income available to common
  stockholders                                        $ 9,158,000        10,429,880          $0.88
Effect of Dilutive Securities:                                                               =====
   Options                                                     --           278,237
   Convertible Subordinated Notes, including
     assumed interest savings, net of tax                 986,455         4,206,291
                                                      -----------        ----------
Diluted EPS                                           $10,144,455        14,914,408          $0.68
                                                      ===========        ==========          =====

                                                                     Six months ended
                                                                       June 30, 2000
                                                      ----------------------------------------------
                                                        Income            Shares           Per Share
                                                      (Numerator)      (Denominator)         Amount
                                                      -----------      -------------       ---------
Basic EPS
Income available to common
  stockholders                                        $14,088,000        10,428,785          $1.35
Effect of Dilutive Securities:                                                               =====
   Options                                                     --           263,618
   Convertible Subordinated Notes, including
     assumed interest savings, net of tax               1,962,070         4,206,291
                                                      -----------        ----------          -----
Diluted EPS                                           $16,050,070        14,898,694          $1.08
                                                      ===========        ==========          =====



                                                                    Three months ended
                                                                       June 30, 1999
                                                      ----------------------------------------------
                                                        Income            Shares           Per Share
                                                      (Numerator)      (Denominator)         Amount
                                                      -----------      -------------       ---------

Basic EPS
Income available to common
  stockholders                                        $5,427,000         9,672,355           $0.56
Effect of Dilutive Securities:                                                               =====

 Options                                                      --           196,057
 Warrants                                                     --           351,385
 Convertible Subordinated Notes, including
   assumed interest savings, net of tax                1,022,000         4,206,291
                                                      ----------        ----------
Diluted EPS                                           $6,449,000        14,426,088           $0.45
                                                      ==========        ==========           =====

                                                                     Six months ended
                                                                       June 30, 1999
                                                       ---------------------------------------------
                                                        Income            Shares           Per Share
                                                      (Numerator)      (Denominator)         Amount
                                                      -----------      -------------       ---------

Basic EPS
Income available to common
  stockholders                                        $7,478,000         9,697,473           $0.77
Effect of Dilutive Securities:                                                               =====

   Options                                                    --           249,340
   Warrants                                                   --           249,408
   Convertible Subordinated Notes, including
     assumed interest savings, net of tax              2,044,000         4,206,291
                                                      ----------        ----------           -----
Diluted EPS                                           $9,522,000        14,402,512           $0.66
                                                      ==========        ==========           =====

For the three month periods ended June 30, 2000 and 1999, 37,000 and zero options, respectively, were excluded from the calculation of Diluted EPS as the inclusion of the options would be antidilutive. For the six month periods ended June 30, 2000 and 1999 37,193 and 305,000 options, respectively, were excluded from the calculation of Diluted EPS as the inclusion of the options would be antidilutive.

NOTE D   New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133", and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities" ("SFAS 138"), establishes for fiscal quarters of fiscal years beginning after June 15, 2000 accounting and reporting standards requiring derivative instruments, as defined, to be measured in the financial statements at fair value. SFAS 133 also requires that changes in the derivative instruments' fair value be recognized currently in earnings unless certain accounting criteria are met. EMCOR does not expect the provisions of SFAS 133 to have a significant effect on the financial condition or results of operations of EMCOR.

NOTE E   Segment Information

EMCOR has the following reportable segments: United States electrical construction and facilities services, United States mechanical construction and facilities services, United States other services, Canada construction and facilities services, United Kingdom construction and facilities services and Other International construction and facilities services. United States other services primarily represents those operations which principally provide consulting and maintenance services. Other International construction and facilities services represents EMCOR's operations outside of the United States, Canada, and the United Kingdom, primarily in the Middle East performing electrical construction, mechanical construction and facilities services. Inter-segment sales are not material for any of the periods presented.

The following presents information about industry segments and geographic areas (in thousands):

                                                                   For the three months ended          For the six months ended
                                                                -------------------------------     -------------------------------
                                                                June 30, 2000     June 30, 1999     June 30, 2000     June 30, 1999
                                                                -------------     -------------     -------------     -------------
Revenues:
  United States electrical construction and facilities services     $327,008         $231,946         $  606,925        $  451,492
  United States mechanical construction and facilities services      315,562          275,580            585,990           420,164
  United States other services                                        45,760           22,822             75,118            30,750
                                                                    --------         --------         ----------        ----------
  Total United States Operations                                     688,330          530,348          1,268,033           902,406
  Canada construction and facilities services                         67,908           41,579            127,411            74,762
  United Kingdom construction and facilities services                110,612          124,447            212,594           258,782
  Other International construction and facilities services                --              115                334               522
                                                                    --------         --------         ----------        ----------
  Total Worldwide Operations                                        $866,850         $696,489         $1,608,372        $1,236,472
                                                                    ========         ========         ==========        ==========

Operating income:
  United States electrical construction and facilities services      $11,662         $  8,026            $21,645        $   15,623
  United States mechanical construction and facilities services        9,061            9,238             16,193            12,936
  United States other services                                          (717)          (1,112)            (1,658)           (2,575)
                                                                    --------         --------         ----------        ----------
  Total United States Operations                                      20,006           16,152             36,180            25,984
  Canada construction and facilities services                          2,408            1,470              3,031             1,549
  United Kingdom construction and facilities services                  1,494             (876)               (66)           (1,537)
  Other International construction and facilities services               191             (433)               205              (689)
  Corporate Administration                                            (5,519)          (4,307)           (10,223)           (8,253)
                                                                    --------         --------         ----------        ----------
  Total Worldwide Operations                                          18,580           12,006             29,127            17,054

Other Corporate items:
  Interest expense                                                    (2,643)          (2,706)            (4,912)           (4,978)
  Interest income                                                        417              244                942             1,043
                                                                    --------          -------         ----------        ----------
  Income before income taxes                                        $ 16,354         $  9,544         $   25,157        $   13,119
                                                                    ========         ========         ==========        ==========

                                                                                     June 30,           December 31,
                                                                                       2000                 1999
                                                                                     --------           ------------
Total assets:
  United States electrical construction and facilities services                    $  414,210          $  343,309
  United States mechanical construction andfacilities services                        435,603             378,813
  United States other services                                                         83,195              58,950
                                                                                   ----------          ----------
  Total United States Operations                                                      933,008             781,072
  Canada construction and facilities services                                          68,375              62,141
  United Kingdom construction and facilities services                                 136,824             151,414
  Other International construction and facilities services                             13,237              18,295
  Corporate Administration                                                             46,035              43,567
                                                                                   ----------          ----------
  Total Worldwide Operations                                                       $1,197,479          $1,056,489
                                                                                   ==========          ==========

NOTE F   Legal Proceedings

Refer to Part II, Item 1 - Legal Proceedings, of this quarterly report on Form 10-Q for the period ended June 30, 2000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Unaudited)

Highlights

EMCOR Group Inc.'s revenues for the three months ended June 30, 2000 and 1999 were $866.9 million and $696.5 million, respectively. Net income for the three months ended June 30, 2000 was $9.2 million compared to net income of $5.4 million for the three months ended June 30, 1999. Diluted earnings per share ("Diluted EPS") were $0.68 per share for the three months ended June 30, 2000 compared to Diluted EPS of $0.45 per share in the year earlier period.

Revenues for the six months ended June 30, 2000 and 1999 were $1,608.4 million and $1,236.5 million, respectively. Net income for the six months ended June 30, 2000 was $14.1 million compared to net income of $7.5 million for the six months ended June 30, 1999. Diluted EPS were $1.08 per share for the six months ended June 30, 2000 compared to Diluted EPS of $0.66 per share in the year earlier period.

Operating Segments

EMCOR has the following reportable segments: United States electrical construction and facilities services, United States mechanical construction and facilities services, United States other services, Canada construction and facilities services, United Kingdom construction and facilities services and Other International construction and facilities services. United States other services primarily represents those operations which principally provide consulting and maintenance services. Other International construction and facilities services represents EMCOR's operations outside of the United States, Canada, and the United Kingdom, primarily operations in the Middle East performing electrical construction, mechanical construction and facilities services.

Results of Operations

Revenues

The following table presents EMCOR's revenues by operating segment and the percentage of total revenues (in thousands, except for percentages):

                                                                     For the three months ended June 30,
                                                                     -----------------------------------
                                                                                % of                 % of
                                                                     2000       Total      1999      Total
                                                                     ----       -----      ----      -----
  United States electrical construction and facilities services    $327,008      38%     $231,946     33%
  United States mechanical construction and facilities services     315,562      36%      275,580     40%
  United States other services                                       45,760       5%       22,822      3%
                                                                   --------      ---     --------     ---
  Total United States Operations                                    688,330      79%      530,348     76%
  Canada construction and facilities services                        67,908       8%       41,579      6%
  United Kingdom construction and facilities services               110,612      13%      124,447     18%
  Other International construction and facilities services               --       --          115      --
                                                                   --------     ----     --------    ----
  Total Worldwide Operations                                       $866,850     100%     $696,489    100%
                                                                   ========     ====     ========    ====





                                                                       For the six months ended June 30,
                                                                       ---------------------------------
                                                                                % of                 % of
                                                                     2000       Total      1999      Total
                                                                     ----       -----      ----      -----
Revenues:
  United States electrical construction and facilities services    $  606,925      38%   $  451,492     37%
  United States mechanical construction and facilities services       585,990      36%      420,164     34%
  United States other services                                         75,118       5%       30,750      2%
                                                                   ----------     ----   ----------     ---
  Total United States Operations                                    1,268,033      79%      902,406     73%
  Canada construction and facilities services                         127,411       8%       74,762      6%
  United Kingdom construction and facilities services                 212,594      13%      258,782     21%
  Other International construction and facilities services                334       --          522      --
                                                                   ----------     ----   ----------    ----
  Total Worldwide Operations ...............................       $1,608,372     100%   $1,236,472    100%
                                                                   ==========     ====   ==========    ====

EMCOR had a $170.4 million or a 24.5% increase in revenues for the three months ended June 30, 2000 compared to the same period in 1999. The increase over the prior year period was primarily attributable to revenue growth from EMCOR's operations (excluding revenues attributable to a majority owned facilities services venture known as Building Technology Engineers of North America, LLC ("BTENA") organized this year and to 1999 acquisitions) of $150.7 million, or a 21.6% increase, and to the impact of BTENA and 1999 acquisitions which contributed approximately $19.7 million of additional revenues during 2000. Many of EMCOR's subsidiaries experienced a growth in revenues, particularly those located in New York City, Houston, Washington, D.C., California, Connecticut, Ohio and Canada, due to increased level of market activity. This increase in revenues was offset partially by decreases in revenues from its United Kingdom and Las Vegas based subsidiaries due to their completion of large projects.

EMCOR had a $371.9 million or a 30.1% increase in revenues for the six months ended June 30, 2000 compared to the same period in 1999. The increase over the prior year period was primarily attributable to revenue growth from EMCOR's operations (excluding BTENA and 1999 acquisitions) of $256.2 million, or a 20.7% increase, and to the impact of BTENA and 1999 acquisitions which contributed approximately $115.7 million of additional revenues during 2000.

Revenues of electrical construction and facilities services business units for the three months ended June 30, 2000 were $327.0 million compared to $231.9 million for the three months ended June 30, 1999. The $95.1 million or 41.0% increase in the revenues for the three months ended June 30, 2000 compared to the same period in 1999 was attributable to continuing favorable market conditions across the United States particularly in New York City, California, Washington, D.C. and Ohio. Revenues for the six months ended June 30, 2000 were $606.9 million compared to $451.5 million for the six months ended June 30, 1999. The $155.4 million or 34.4% increase in revenues for the six months ended June 30, 2000 compared to the same period in 1999 was attributable to the strong market conditions previously identified, offset partially by the decrease in the Las Vegas market.

Revenues of mechanical construction and facilities services business units for the three months ended June 30, 2000 were $315.6 million compared to $275.6 million for the three months ended June 30, 1999. The $40.0 million or 14.5% increase in revenues was attributable to favorable market conditions in New York City, Houston, Connecticut and California offset by decreases in revenues in Las Vegas due to completion of large projects. Revenues for the six months ended June 30, 2000 were $586.0 million compared to $420.2 million for the six months ended June 30, 1999. The $165.8 million or 39.5% increase in revenues was attributable to revenue growth from EMCOR's operations (excluding 1999 acquisitions) of $88.4 million, or a 21.0% increase, and to the impact of 1999 acquisitions which contributed approximately $77.4 million of additional revenues during 2000.

Other United States services revenues of $45.8 million for the three months ended June 30, 2000, which include those operations which principally provide consulting and maintenance services, increased by $22.9 million compared to the same three months in 1999. The increase in revenues was primarily attributable to $19.7 million of revenues from BTENA and 1999 acquired companies and the remaining increase was attributable to the balance of EMCOR's Other United States operations. Other United States services revenues of $75.1 million for the six months ended June 30, 2000 increased by $44.4 million compared to $30.8 million for the same six months in 1999. This increase was primarily attributable to $38.3 million of revenues from BTENA and 1999 acquired companies, as well as increases attributable to the balance of EMCOR's other United States operations.

Revenues of Canada construction and facilities services for the three months ended June 30, 2000 were $67.9 million compared to $41.6 million for the three months ended June 30, 1999. The $26.3 million increase in revenues in the current period was primarily due to an increased level of activities in Western Canada. Revenues for the six months ended June 30, 2000 were $127.4 million compared to $74.8 million for the six months ended June 30, 1999; this increase in revenues was also primarily attributable to the activities in Western Canada.

Revenues of United Kingdom construction and facilities services business units for the three months ended June 30, 2000 were $110.6 million compared to $124.4 million for the three months ended June 30, 1999. Revenues for the six months ended June 30, 2000 were $212.6 million compared to $258.8 million for the six months ended June 30, 1999. The decreases were principally attributable to revenues recorded in 1999 on the Jubilee Line project in London, which was substantially completed in December 1999.

Other International construction and facilities services primarily consist of EMCOR's operations in the Middle East. Substantially all of the current projects in this operating segment are being performed by joint ventures. The results of these operations are accounted for under the equity method of accounting because EMCOR has less than majority ownership in these joint ventures and accordingly, no revenue was recorded. In 1999, several projects in which EMCOR had majority ownership were completed. EMCOR continues to pursue new business selectively in these markets; however, the availability of opportunities has been significantly reduced as a result of local economic factors.

Cost of Sales and Gross Profit

The following table presents EMCOR's cost of sales, gross profit, and gross profit as a percentage of revenues (in thousands, except for percentages):
                                             For the three months ended June 30,
                                                         2000             1999
                                                         ----             ----
 Cost of sales ................................      $781,507         $629,861
 Gross profit..................................       $85,343          $66,628
 Gross profit as a percentage of revenues......          9.8%             9.6%

                                               For the six months ended June 30,
                                                         2000             1999
                                                         ----             ----
 Cost of sales ................................    $1,450,484       $1,117,889
 Gross profit..................................      $157,888         $118,583
 Gross profit as a percentage of revenues......          9.8%             9.6%

Gross profit (revenues less cost of sales) increased $18.7 million for the three months ended June 30, 2000 to $85.3 million compared to $66.6 million for the three months ended June 30, 1999. As a percentage of revenues, gross profit increased to 9.8% from 9.6% for the three months ended June 30, 2000 and 1999, respectively. The dollar increase in gross profit was due to the increase in revenues of EMCOR's operations (excluding BTENA and 1999 acquisitions) as well as incremental gross profit from BTENA and 1999 acquisitions. The increase in gross profit as a percentage of revenues was primarily a result of an increase in gross profits on projects due to overall favorable market conditions.

Gross profit increased $39.3 million for the six months ended June 30, 2000 to $157.9 million compared to $118.6 million for the six months ended June 30, 1999. As a percentage of revenues, gross profit increased to 9.8% from 9.6% for the six months ended June 30, 2000 and 1999, respectively. The dollar increase in gross profit was due to the increase in revenues of EMCOR's operations (excluding BTENA and 1999 acquisitions) as well as incremental gross profit from BTENA and companies acquired in 1999. The increase in gross profit as a percentage of revenues was primarily a result of an increase in gross profits on projects due to overall favorable market conditions.

Selling, general and administrative expenses

The following table presents EMCOR's selling, general and administrative expenses, and selling, general and administrative expenses as a percentage of revenues (in thousands, except for percentages):

                                                                         For the three months ended June 30,
                                                                                 2000         1999
                                                                                 ----         ----
Selling, general and administrative expenses                                   $ 66,763      $54,622
Selling, general and administrative expenses, as a percentage of revenues          7.7%         7.8%
Selling, general and administrative expenses, as a percentage of
revenues, excluding amortization of goodwill                                       7.6%         7.7%


                                                                          For the six months ended June 30,
                                                                                 2000         1999
                                                                                 ----         ----
Selling, general and administrative expenses                                   $128,761     $101,529
Selling, general and administrative expenses, as a percentage of revenues          8.0%         8.2%
Selling, general and administrative expenses, as a percentage of revenues,
  excluding amortization of goodwill                                               7.9%         8.1%

Selling, general and administrative expenses for the three months ended June 30, 2000 increased $12.1 million. Selling, general and administrative expenses as a percentage of revenues was 7.7% for the three months ended June 30, 2000, compared to 7.8% for the three months ended June 30, 1999. For the six months ended June 30, 2000 selling, general and administrative expenses increased $27.2 million compared to the same period in the prior year. Selling, general and administrative expenses as a percentage of revenues was 8.0% for the six months ended June 30, 2000, compared to 8.2% for the six months ended June 30, 1999. For both the three and six month periods ended June 30, 2000, the dollar increase in selling, general and administrative expenses compared to the prior year was attributable to the increase in revenues and corresponding increases in variable selling, general and administrative expenses and selling, general and administrative expenses associated with BTENA and 1999 acquisitions. The decrease in selling, general and administrative expenses as a percentage of revenues was primarily due to the leveraging of fixed costs over increased revenues.

Operating income

     The following table presents EMCOR's operating income, and operating income as percentage of segment revenues:(in thousands, except for percentages)

                                                                           For the three months ended June 30,
                                                                           -----------------------------------
                                                                                  % of                        % of
                                                                                 Segment                    Segment
                                                                     2000        Revenues       1999        Revenues
                                                                     ----        --------       ----        --------
Operating income (loss):
  United States electrical construction and facilities services    $11,662         3.6%       $ 8,026         3.5%
  United States mechanical construction and facilities services      9,061         2.9%         9,238         3.4%
  United States other services                                        (717)         --         (1,112)         --
                                                                   -------         ----       -------         ----
  Total United States Operations                                    20,006         2.9%        16,152         3.0%
  Canada construction and facilities services                        2,408         3.5%         1,470         3.5%
  United Kingdom construction and facilities services                1,494         1.4%          (876)         --
  Other International construction and facilities services             191          --           (433)         --
  Corporate Administration                                          (5,519)         --         (4,307)         --
                                                                   -------         ----       -------         ----
  Total Worldwide Operations                                        18,580         2.1%        12,006          1.7%
  Other Corporate Items:
     Interest expense                                               (2,643)                    (2,706)
     Interest income                                                   417                        244
                                                                   -------                    -------
  Income before income taxes                                       $16,354                    $ 9,544
                                                                   =======                    =======


                                                                            For the six months ended June 30,
                                                                            ---------------------------------
                                                                                  % of                        % of
                                                                                 Segment                    Segment
                                                                     2000        Revenues       1999        Revenues
                                                                     ----        --------       ----        --------
Operating income (loss):
  United States electrical construction and facilities services    $21,645         3.6%       $15,623         3.5%
  United States mechanical construction and facilities services     16,193         2.8%        12,936         3.1%
  United States other services                                      (1,658)         --         (2,575)         --
                                                                   -------         ----       -------         ----
  Total United States Operations                                    36,180         2.9%        25,984         2.9%
  Canada construction and facilities services                        3,031         2.4%         1,549         2.1%
  United Kingdom construction and facilities services                  (66)         --         (1,537)         --
  Other International construction and facilities services             205        61.4%          (689)         --
  Corporate Administration                                         (10,223)         --         (8,253)         --
                                                                   -------        -----       -------         ----
  Total Worldwide Operations                                        29,127         1.8%        17,054         1.4%

  Other Corporate Items:
     Interest expense                                               (4,912)                    (4,978)
     Interest income                                                   942                      1,043
                                                                   -------                    -------
  Income before income taxes                                       $25,157                    $13,119
                                                                   =======                    =======

EMCOR had operating income of $18.6 million for the three months ended June 30, 2000 compared with operating income of $12.0 million for the three months ended June 30, 1999. The increase of $6.6 million or 54.8% in operating income for the three months ended June 30, 2000 as compared to the same period in 1999 was due to increased revenues and gross profits from EMCOR's operations excluding BTENA and 1999 acquired companies, as well as revenue and incremental operating income attributable to BTENA and 1999 acquired companies. Operating income for the six months ended June 30, 2000 was $29.1 million compared to $17.1 million for the same period in 1999. The increase of $12.1 million or 70.8% was due to increased revenues and gross profits from EMCOR's operations excluding BTENA and 1999 acquired companies, as well as revenue and incremental operating income attributable to businesses acquired in 1999 and the impact of BTENA.

United States electrical construction and facilities services operating income for the three months ended June 30, 2000 was $11.7 million or 3.6% of revenues, compared to $8.0 million or 3.5% of revenues for the three months ended June 30, 1999. The $3.6 million increase in operating income for the three months ended June 30, 2000 compared to the same period in 1999 was primarily attributable to the continuing favorable market conditions across the United States particularly in New York City, California and Washington, D.C. Operating income for the six months ended June 30, 2000 was $21.6 million or 3.6% of revenues, compared to $15.6 million or 3.5% of revenues for the six months ended June 30, 1999. The increase in operating income, similar to the three months ended June 30, 2000, was attributable to continuing favorable market conditions particularly in New York City, California and Washington, D.C.

United States mechanical construction and facilities services operating income for the three months ended June 30, 2000 was $9.1 million or 2.9% of revenues, compared to $9.2 million or 3.4% of revenues for the three months ended June 30, 1999. The $0.1 million decrease in operating income was primarily attributable to decreases in Las Vegas due to completion of several large projects and in the Carolinas due to closeouts of selected activities. Operating income for the six months ended June 30, 2000 was $16.2 million or 2.8% of revenues, compared to $12.9 million or 3.1% of revenues for the six months ended June 30, 1999. The increase in operating income was primarily attributable to the favorable market conditions in several markets including New York City, Houston, Connecticut and California, partially offset by the lower operating income in the Las Vegas market caused by the decrease in revenues versus the prior year and close-outs of selected activities in the Carolinas.

Other United States services operating losses were $0.7 million and $1.1 million for the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000, operating losses were $1.7 million compared to $2.6 million for the six months ended June 30, 1999. These operating losses were primarily attributable to costs associated with the continued development of the consulting operations and maintenance services activities.

Canada construction and facilities services operating income was $2.4 million compared to $1.5 million for the three months ended June 30, 2000 and 1999, respectively. Operating income for the six months ended June 30, 2000 and 1999 was $3.0 million and $1.6 million, respectively. The increase in operating income in the 2000 three and six month periods was primarily due to an increased level of activities in Western Canada.

United Kingdom construction and facilities services operating income for the three months ended June 30, 2000 was $1.5 million compared to an operating loss of $0.9 million for the three months ended June 30, 1999. Operating losses for the six months ended June 30, 2000 and 1999 were $0.1 million and $1.5 million, respectively. The improvement in operating income for the three months ended June 30, 2000, was attributable to the commencement of new projects that have higher gross profits as compared to 1999. The reduction of operating losses for the six months ended June 30, 2000 as compared to the respective prior year period, were primarily attributable to the commencement of new projects in 2000 that have higher gross profits than projects completed in the prior year. Additionally, certain of the projects that recorded operating losses in 1999 have since been completed and have accordingly favorably impacted 2000 results when compared to 1999.

Substantially all of the current projects in the Other International construction and facilities services operating segment are being performed by joint ventures. The operating income of these operations are accounted for under the equity method of accounting because EMCOR has less than majority ownership in these joint ventures. In 1999, several projects in which EMCOR had majority ownership were completed.EMCOR continues to pursue new business selectively in these markets; however, the availability of opportunities has been significantly reduced as a result of local economic factors.

General corporate expenses for the three months ended June 30, 2000 were $5.5 million compared to $4.3 million for the three months ended June 30, 1999. For the six months ended June 30, 2000 and 1999, general corporate expenses were $10.2 million and $8.3 million, respectively. The increase in general corporate expenses was due to increased variable overhead costs associated with EMCOR's increased revenues, as well as incremental fixed costs to support current growth in operations.

Interest expense for the three months ended June 30, 2000 and 1999 was $2.6 million and $2.7 million, respectively. For the six months ended June 30, 2000 and 1999, interest expense was $4.9 million and $5.0 million, respectively. Interest income for the three months ended June 30, 2000 was $0.4 million compared to $0.2 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, interest income was $0.9 million compared to $1.0 for the six months ended June 30, 1999.

The income tax provision increased by $3.1 million to $7.2 million for the three months ended June 30, 2000, as compared to the same period in 1999. The income tax provision increased by $5.4 million to $11.1 million for the six months ended June 30, 2000. The increase in provision for both the three and six months periods was primarily due to increased income before taxes plus an increase in the effective income tax rate for the three and six months ended June 30, 2000 to 44% from 43% for 1999. The increase in the effective income tax rate was due to changes in the tax jurisdictions in which income was earned. A portion of the liability for income taxes, $8.3 million at June 30, 2000 and $3.9 million at June 30, 1999, was not payable due to the utilization of NOL's and was recorded as an increase in capital surplus for both years.

EMCOR's backlog was approximately $2.0 billion at June 30, 2000 and approximately $1.8 billion at December 31, 1999. Between December 31, 1999 and June 30, 2000, EMCOR's backlog in the United States increased by $299.3 million, its backlog in the United Kingdom decreased by $59.9 million and its backlog in Canada decreased by $31.3 million. The decrease in the Canada and United Kingdom backlogs was due to work performed on projects awarded in the fourth quarter of 1999 in Canada, and the completion of several large projects in the United
Kingdom offsetting new contract awards. The increase in the United States backlog was due to continued favorable economic conditions and to $48.0 million of backlog attributable to BTENA.

Backlog increased approximately $0.2 billion at June 30, 2000 compared to June 30, 1999. Excluding backlog attributable to BTENA of $48.0 million, backlog increased $128.8 million in the last 12 months. The $128.8 million increase was attributed to a United States backlog increase of $125.8 million, a United Kingdom backlog increase of $16.1 million, and a Canada backlog decrease of $13.1 million.

Liquidity and Capital Resources

The following table presents EMCOR's net cash used in operating activities, net cash used in investing activities and net cash provided by financing activities (in thousands):

                                               For the six months ended June 30,
                                                      2000            1999
                                                      ----            ----
Net cash used in operating activities.........    $ (1,034)        $ (9,323)
Net cash used in investing activities.........    $(10,462)        $(56,724)
Net cash provided by financing activities.....    $ 15,373         $ 11,196

EMCOR's consolidated cash balance increased by approximately $3.9 million from $58.6 million at December 31, 1999 to $62.4 million at June 30, 2000. Net cash used in operating activities for the six months ended June 30, 2000 of $1.0 million was an $8.3 million decrease from the net cash used in operating activities of $9.3 million in the same period last year. The decrease in net cash used in operating activities was primarily attributable to changes in operating assets and liabilities due to an increase in business activity, partially offset by increased net income and non-cash expenses. Net cash used in investing activities of $10.5 million for the six months ended June 30, 2000 decreased by $46.3 million compared to the $56.7 million of cash used in investing activities in the same period last year. The decrease in net cash used in investing activities was due primarily to the acquisition of businesses in the six months ended June 30, 1999 which utilized $53.8 million in cash. Net cash provided by financing activities of $15.4 million was an increase of $4.2 million from $11.2 million of net cash provided by financing activities for the six months ended June 30, 1999. The increase in net cash provided by financing activities was primarily attributable to higher net payments for long-term debt and capital lease obligations in the six months ended June 30, 1999 of $6.2 million compared to net proceeds of $0.3 million in the six months ended June 30, 2000; and the purchases of treasury stock of $2.9 million in the six months ended June 30, 1999 compared to no purchases of treasury stock in the six months ended June 30, 2000.

As of June 30, 2000 EMCOR's total borrowing capacity under its revolving credit facility was $150.0 million. EMCOR had approximately $10.5 million of letters of credit outstanding as of that date. There were $15.0 million of loans outstanding as of June 30, 2000 and there were no revolving loans outstanding as December 31, 1999 under the revolving credit facility.

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

ITEM 1 - LEGAL PROCEEDINGS

     In February 1995, as part of an investigation by the New York County District Attorney's office into the business affairs of a general contractor that did business with EMCOR's subsidiary, Forest Electric Corp. ("Forest"), a search warrant was executed at Forest's executive offices. On July 12, 2000, Forest was served with a Subpoena Duces Tecum to produce certain documents as part of a broader investigation by the New York County District Attorney's office into illegal business practices in the New York City construction industry. Forest has been informed by the New York County District Attorney's office that it and certain of its officers are targets of the investigation. Forest intends to produce documents in response to the subpoena and to cooperate fully with the District Attorney's office investigation as it proceeds.

     On July 31, 1998, a former employee of a subsidiary of EMCOR filed a class-action complaint on behalf of the participants in two employee benefit plans sponsored by EMCOR against EMCOR and other defendants for breach of fiduciary duty under the Employee Retirement Income Security Act. All of the claims relate to alleged acts or omissions which occurred during the period May 1, 1991 to December 1994. The principal allegations of the complaint are that the defendants breached their fiduciary duties by causing the plans to purchase and hold stock of EMCOR when it was known as JWP, Inc. and when the defendants knew or should have known it was imprudent to do so. The plaintiff has not made claim for a specific dollar amount of damages but generally seeks to recover for the benefit plans the loss in the value of JWP stock held by the plans. EMCOR and the other defendants intend to vigorously defend the case. Insurance coverage may be applicable under an EMCOR pension trust liability insurance policy for EMCOR and those present and former employees of EMCOR who are defendants in the action.

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


Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 6 Exhibits and Reports on Form 8-K

(a)    Exhibits
                                                  Incorporated by Reference to,
       Exhibit No     Description                 or Page Number


         27           Financial Data Schedule     Filed herewith.

(b)    No reports on Form 8-K were filed during the quarter ended June 30, 2000.

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


                                                  EMCOR GROUP, INC.
                                ------------------------------------------------
                                                     (Registrant)


Date:  July 26, 2000     By:                     /s/FRANK T. MACINNIS
                                ------------------------------------------------
                                                  Frank T. MacInnis
                                               Chairman of the Board of
                                                    Directors and
                                               Chief Executive Officer



Date:  July 26, 2000     By:                     /s/LEICLE E. CHESSER
                                ------------------------------------------------
                                                  Leicle E. Chesser
                                               Executive Vice President
                                              and Chief Financial Officer