Form 10-Q
period 2000-09-30
EMCOR GROUP INC
filed 2000-10-26
CIK 105634

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

                For the quarterly period ended September 30, 2000
                                         OR


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No __

                       Applicable Only To Corporate Issuers
     Number of shares of Common Stock outstanding as of the close of business on October 24, 2000: 10,456,796 shares.

                                EMCOR GROUP, INC.
                                      INDEX


                                                                        Page No.


PART I - Financial Information

Item 1     Financial Statements

           Condensed Consolidated Balance Sheets -
           as of September 30, 2000 and December 31, 1999                    1

           Condensed Consolidated Statements of Operations -
           three months ended September 30, 2000 and 1999                    3

           Condensed Consolidated Statements of Operations -
           nine months ended September 30, 2000 and 1999                     4

           Condensed Consolidated Statements of Cash Flows -
           nine months ended September 30, 2000 and 1999                     5

           Condensed Consolidated Statements of Stockholders'
           Equity and Comprehensive Income -
           nine months ended September 30, 2000 and 1999                     6

           Notes to Condensed Consolidated Financial Statements              7


Item 2     Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                            11

PART II - Other Information

Item 1     Legal Proceedings                                                19

Item 4     Submission of Matters to a Vote of Security Holders              19

Item 6     Exhibits and Reports on Form 8-K                                 20

PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
--------------------------------------------------------------------------------
                                                   September 30,   December 31,
                                                       2000            1999
                                                    (Unaudited)
--------------------------------------------------------------------------------

                           ASSETS

Current assets:
    Cash and cash equivalents                         $   79,904     $   58,552
    Accounts receivable, net                             867,568        713,593
    Costs and estimated earnings in excess
        of billings on uncompleted contracts             156,223        137,048
    Inventories                                            6,830          9,776
    Prepaid expenses and other                            10,212          9,018
                                                      ----------     ----------

       Total current assets                            1,120,737        927,987

Investments, notes and other long-term
    receivables                                           24,463         17,411

Property, plant and equipment, net                        36,642         36,509
Goodwill                                                  67,545         68,009
Other assets                                               6,633          6,573
                                                      ----------     ----------

       Total assets                                   $1,256,020     $1,056,489
                                                      ==========     ==========



See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
--------------------------------------------------------------------------------
                                                   September 30,   December 31,
                                                       2000            1999
                                                    (Unaudited)
--------------------------------------------------------------------------------

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Borrowings under working capital credit lines     $       --     $       --
    Current maturities of long-term debt and capital
       lease obligations                                   1,177          2,235
    Accounts payable                                     358,036        342,917
    Billings in excess of costs and estimated
       earnings on uncompleted contracts                 334,384        216,152
    Accrued payroll and benefits                          93,598         84,496
    Other accrued expenses and liabilities                79,904         71,782
                                                      ----------     -----------

       Total current liabilities                         867,099        717,582

    Long-term debt and capital lease obligations         115,852        116,003

    Other long-term obligations                           63,915         52,655
                                                      ----------     -----------

       Total liabilities                               1,046,866        886,240
                                                      ----------     -----------

Stockholders' equity:
    Preferred stock, $0.10 par value, 1,000,000 shares
       authorized, none issued and outstanding                --             --
    Common stock, $0.01 par value, 30,000,000 shares
       authorized, 10,450,129 and 10,427,690 shares
       issued and outstanding, respectively                  117            117
    Capital surplus                                      158,474        142,894
    Accumulated other comprehensive income                (4,464)        (2,223)
    Retained earnings                                     71,863         46,297
    Treasury stock, at cost, 1,131,990 shares            (16,836)       (16,836)
                                                      ----------     -----------

Total stockholders' equity                               209,154        170,249
                                                      ----------     -----------

Total liabilities and stockholders' equity            $1,256,020     $1,056,489
                                                      ==========     ===========



See notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts) (Unaudited)
--------------------------------------------------------------------------------

Three months ended September 30,                        2000            1999
--------------------------------------------------------------------------------

Revenues                                              $921,568         $810,749

Costs and expenses:
    Cost of sales                                      833,099          732,732
    Selling, general and administrative                 65,946           59,865
                                                      --------         --------
                                                       899,045          792,597
                                                      --------         --------
Operating income                                        22,523           18,152
Interest expense, net                                    2,026            2,378
                                                      --------         --------

Income before income taxes                              20,497           15,774
Provision for income taxes                               9,018            7,135
                                                      --------         --------
Net income                                            $ 11,479         $  8,639
                                                      ========         ========

Basic earnings per share                              $   1.10         $   0.89
                                                      ========         ========

Diluted earnings per share                            $   0.83         $   0.66
                                                      ========         ========


See Notes to Condensed Consolidated Financial Statements.

 EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts) (Unaudited)
--------------------------------------------------------------------------------

Nine months ended September 30,                          2000           1999
--------------------------------------------------------------------------------

Revenues                                              $2,529,940     $2,047,221

Costs and expenses:
    Cost of sales                                      2,283,583      1,850,621
    Selling, general and administrative                  194,708        161,394
                                                      ----------     ----------
                                                       2,478,291      2,012,015
                                                      ----------     ----------

Operating income                                          51,649         35,206
Interest expense, net                                      5,996          6,313
                                                      ----------     ----------

Income before income taxes                                45,653         28,893
Provision for income taxes                                20,087         12,777
                                                      ----------     ----------

Net income                                            $   25,566     $   16,116
                                                      ==========     ==========

Basic earnings per share                              $     2.45     $     1.66
                                                      ==========     ==========

Diluted earnings per share                            $     1.91     $     1.33
                                                      ==========     ==========

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
--------------------------------------------------------------------------------

Nine months ended September 30,                         2000             1999
--------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income                                        $25,566           $16,116
    Depreciation and amortization                       8,045             7,901
    Amortization of goodwill                            3,360             2,437
    Other non-cash expenses                            19,124            11,445
    Changes in operating assets and liabilities       (14,598)          (25,404)
                                                      -------           -------
Net cash provided by operating activities              41,497            12,495
                                                      -------           --------

Cash flows from investing activities:
    Purchase of property, plant and equipment, net     (8,178)           (7,910)
    Payments for acquisition of businesses             (2,896)          (55,782)
    (Increase) decrease in Investments, notes and
      other long-term receivables                      (7,052)            5,473
    Other, net                                             34                --
                                                      -------           -------
Net cash used in investing activities                 (18,092)          (58,219)
                                                      -------           -------

Cash flows from financing activities:
    Purchases of treasury stock                            --            (2,868)
    Borrowings under working capital credit lines, net     --            10,000
    Payments of long-term debt and
      capital lease obligations, net                   (2,211)           (6,821)
    Exercise of stock options                             158               221
                                                      -------           -------
Net cash (used in) provided by financing activities    (2,053)              532
                                                      -------           -------

Increase (decrease) in cash and cash equivalents       21,352           (45,192)
Cash and cash equivalents at beginning of period       58,552            83,053
                                                      -------           -------
Cash and cash equivalents at end of period            $79,904           $37,861
                                                      =======           =======

Supplemental cash flow information:
    Cash paid for:
       Interest                                       $ 4,301           $ 3,879
       Income taxes                                   $ 3,552           $ 2,383


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(In thousands) (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 Accumulated
                                                                                    other
                                            Common                  Capital     comprehensive     Retained    Treasury Comprehensive
                                Total       stock      Warrants     surplus     income (loss)     earnings      stock     income
                                                                                     (1)
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000       $170,249     $117        $  --      $142,894      $(2,223)         $46,297     $(16,836)

    Net income                   25,566       --           --            --           --           25,566           --      $25,566
    Foreign currency
     translation adjustments     (2,241)      --           --            --       (2,241)              --           --       (2,241)
                                                                                                                            -------
    Comprehensive income             --       --           --            --           --               --           --      $23,325
                                                                                                                            =======
    Provision in lieu of
     income taxes                15,388       --           --        15,388           --               --           --
    Common stock issued
     under stock option plans       158       --           --           158           --               --           --
    Other, net                       34       --           --            34           --               --           --
                               --------     ----        -----      --------      -------          -------     --------
Balance, September 30, 2000    $209,154     $117        $  --      $158,474      $(4,464)         $71,863     $(16,836)
                               ========     ====        =====      ========      =======          =======     ========

Balance, January 1, 1999       $119,816     $109       $2,154      $114,867      $(1,822)         $18,476     $(13,968)

    Net income                   16,116       --           --            --           --           16,116           --      $16,116
    Foreign currency
     translation adjustments      1,713       --           --            --        1,713               --           --        1,713
                                                                                                                            -------
    Comprehensive income             --       --           --            --           --               --           --      $17,829
                                                                                                                            =======
    Provision in lieu of
     income taxes                10,255       --           --        10,255           --               --           --
    Common stock issued
     under stock option plans       221       --           --           221           --               --           --
    Treasury stock
     repurchased                 (2,868)      --           --            --           --               --       (2,868)
                               --------     ----       ------      --------      -------          -------     --------
Balance, September 30, 1999    $145,253     $109       $2,154      $125,343      $  (109)         $34,592     $(16,836)
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

In the opinion of EMCOR, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly the financial position of EMCOR and the results of its operations. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

Certain reclassifications of prior year amounts have been made to conform to current year presentation.

NOTE B   Income Taxes

EMCOR files a consolidated federal income tax return including all its U.S. subsidiaries. At September 30, 2000, EMCOR had net operating loss carryforwards ("NOLs") for U.S. income tax purposes of approximately $72.0 million. These NOL's expire in the years 2007 through 2018. The NOLs are subject to review by the Internal Revenue Service. Future changes in the ownership of EMCOR, as defined by Section 382 of the Internal Revenue Code, could limit the amount of EMCOR's NOLs available for use in any one year.

As a result of the adoption of Fresh-Start Accounting, the tax benefit of any net operating loss carryforwards or net deductible temporary differences which existed as of the date of EMCOR's emergence from Chapter 11 in December 1994 will result in a charge to the tax provision (provision in lieu of income taxes) and be allocated to capital surplus.

EMCOR has provided a valuation allowance as of September 30, 2000 for the full amount of the tax benefit of its remaining NOLs and other deferred tax assets. Income tax expense recorded for the three and nine month periods ended September 30, 2000 and 1999 represent a provision primarily for federal, foreign and state and local income taxes. EMCOR's utilization of NOLs and other deferred tax assets for the three month periods ended September 30, 2000 and 1999 of approximately $7.1 million and $6.4 million have been added to capital surplus, respectively. EMCOR's utilization of NOLs and other deferred tax assets for the nine month periods ended September 30, 2000 and 1999 of approximately $15.4 million and $10.3 million has been added to capital surplus, respectively.

NOTE C   Earnings Per Share

The following tables summarize EMCOR's calculation of Basic and Diluted Earnings per share for the three and nine month periods ended September 30, 2000 and 1999:

                                                                    Three months ended
                                                                    September 30, 2000
                                                    -------------------------------------------------
                                                      Income              Shares            Per Share
                                                    (Numerator)        (Denominator)          Amount
                                                    -----------        -------------        ---------

Basic EPS
Income available to common
  stockholders                                      $11,479,000          10,437,521            $1.10
                                                                                               =====
Effect of Dilutive Securities:
  Options                                                    --             334,437
  Convertible Subordinated Notes, including
    assumed interest savings, net of tax                997,295           4,206,291
                                                    -----------          ----------
Diluted EPS                                         $12,476,295          14,978,249            $0.83
                                                    ===========          ==========            =====

                                                                     Nine months ended
                                                                    September 30, 2000
                                                    -------------------------------- ----------------
                                                      Income               Shares          Per Share
                                                    (Numerator)        (Denominator)         Amount
                                                    -----------        -------------       ---------


Basic EPS
Income available to common
  stockholders                                      $25,566,000          10,431,697            $2.45
                                                                                               =====
Effect of Dilutive Securities:
  Options                                                    --             287,224
  Convertible Subordinated Notes, including
    assumed interest savings, net of tax              2,970,205           4,206,291
                                                    -----------          ----------
Diluted EPS                                         $28,536,205          14,925,212            $1.91
                                                    ===========          ==========            =====


                                                                    Three months ended
                                                                    September 30, 2000
                                                    -------------------------------------------------
                                                      Income              Shares            Per Share
                                                    (Numerator)        (Denominator)          Amount
                                                    -----------        -------------        ---------

Basic EPS
Income available to common
  stockholders                                      $8,639,000           9,685,048             $0.89
                                                                                               =====
Effect of Dilutive Securities:
  Options                                                   --             284,690
  Warrants                                                  --             378,098
  Convertible Subordinated Notes, including
    assumed interest savings, net of tax             1,033,362           4,206,291
                                                    ----------          ----------
Diluted EPS                                         $9,672,362          14,554,127             $0.66
                                                    ==========          ==========             =====

                                                                     Nine months ended
                                                                    September 30, 2000
                                                    -------------------------------- ----------------
                                                      Income               Shares          Per Share
                                                    (Numerator)        (Denominator)         Amount
                                                    -----------        -------------       ---------


Basic EPS
Income available to common
  stockholders                                      $16,116,000          9,693,200             $1.66
                                                                                               =====
Effect of Dilutive Securities:
  Options                                                    --            253,812
  Warrants                                                   --            295,824
  Convertible Subordinated Notes, including
    assumed interest savings, net of tax              3,077,621          4,206,291
                                                    -----------         ----------
Diluted EPS                                         $19,193,621         14,449,127             $1.91
                                                    ===========         ==========             =====

For the three month periods ended September 30, 2000 and 1999, 12,913 and 18,000 options, respectively, were excluded from the calculation of Diluted EPS as the inclusion of these options would be antidilutive. For the nine month periods ended September 30, 2000 and 1999 27,082 and 49,324 options, respectively, were excluded from the calculation of Diluted EPS as the inclusion of these options would be antidilutive.

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

The following presents information about industry segments and geographic areas (in thousands):

                                                                     For the three months ended           For the nine months ended
                                                                  ------------------------------------------------------------------
                                                                  Sept. 30, 2000   Sept. 30, 1999      Sept. 30,2000   Sept. 30,1999
                                                                  --------------   --------------      -------------   -------------
Revenues:
  United States electrical construction and facilities services       $380,837     $  257,027           $  987,762       $  708,519
  United States mechanical construction and facilities services        327,605        320,986              913,595          741,150
  United States other services                                          47,383         32,443              122,501           63,193
                                                                      --------     ----------           ----------       ----------
  Total United States Operations                                       755,825        610,456            2,023,858        1,512,862

  Canada construction and facilities services                           56,400         57,832              183,811          132,593
  United Kingdom construction and facilities services                  109,343        142,259              321,937          401,041
  Other International construction and facilities services                  --            202                  334              725
                                                                      --------     ----------           ----------       ----------
  Total Worldwide Operations                                          $921,568     $  810,749           $2,529,940       $2,047,221
                                                                      ========     ==========           ==========       ==========

Operating income:
  United States  electrical construction and facilities services      $ 17,102     $   10,659           $   38,747       $   25,419
  United States  mechanical construction and facilities services         7,741         11,624               23,933           25,423
  United States other services                                            (904)          (595)              (2,562)          (3,170)
                                                                      --------     ----------           ----------       ----------

  Total United States Operations                                        23,939         21,688               60,118           47,672
  Canada construction and facilities services                            1,381            881                4,412            2,430
  United Kingdom construction and facilities services                    1,859            812                1,792             (725)
  Other International construction and facilities services                 356           (153)                 562             (842)
  Corporate Administration                                              (5,012)        (5,076)             (15,235)         (13,329)
                                                                      ---------    ----------           ----------       ----------
  Total Worldwide Operations                                            22,523         18,152               51,649           35,206

Other Corporate items:
  Interest expense                                                      (2,473)        (2,638)              (7,385)          (7,616)
  Interest income                                                          447            260                1,389            1,303
                                                                      --------     ----------           ----------       ----------
  Income before income taxes                                          $ 20,497     $   15,774           $   45,653       $   28,893
                                                                      ========     ==========           ==========       ==========

                                                                                   Sept. 30, 2000         December 31, 1999
                                                                                   --------------         -----------------
  United States electrical construction and facilities services                     $  453,922           $  343,309
  United States mechanical construction and facilities services                        445,255              378,813
  United States other services                                                          88,992               58,950
                                                                                    ----------           ----------
  Total United States Operations                                                       988,169              781,072
  Canada construction and facilities services                                           61,560               62,141
  United Kingdom construction and facilities services                                  137,160              151,414
  Other International construction and facilities services                              13,264               18,295
  Corporate Administration                                                              55,867               43,567
                                                                                    ----------           ----------
  Total Worldwide Operations                                                        $1,256,020           $1,056,489
                                                                                    ==========           ==========

NOTE F  Legal Proceedings

Reference is made to Part II, Item 1 - Legal Proceeding, of this quarterly report on Form 10-Q for the period ended September 30, 2000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Unaudited)

Highlights

Revenues of EMCOR Group, Inc. and subsidiaries ("EMCOR") for the three months ended September 30, 2000 and 1999 were $921.6 million and $810.7 million, respectively. Net income for the three months ended September 30, 2000 was $11.5 million compared to net income of $8.6 million for the three months ended September 30, 1999. Diluted earnings per share ("Diluted EPS") were $0.83 per share for the three months ended September 30, 2000 compared to Diluted EPS of $0.66 per share in the year earlier period.

Revenues for the nine months ended September 30, 2000 and 1999 were $2,529.9 million and $2,047.2 million, respectively. Net income for the nine months ended September 30, 2000 was $25.6 million compared to net income of $16.1 million for the nine months ended September 30, 1999. Diluted EPS were $1.91 per share for the nine months ended September 30, 2000 compared to Diluted EPS of $1.33 per share in the year earlier period.

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

Results of Operations

Revenues

The  following  table  presents  EMCOR's  revenues  by  operating   segment  and
percentage of total revenues (in thousands, except for percentages):

                                                                      For the three months ended Sept. 30,
                                                                                  % of                % of
                                                                       2000       Total     1999      Total
                                                                       ----       -----     ----      -----
  United States electrical construction and facilities services      $380,837      41%    $257,027     32%
  United States mechanical construction and facilities services       327,605      36%     320,986     40%
  United States other services                                         47,383       5%      32,443      4%
                                                                     --------     ----    --------    ----

  Total United States Operations                                      755,825      82%     610,456     76%
  Canada construction and facilities services                          56,400       6%      57,832      7%
  United Kingdom construction and facilities services                 109,343      12%     142,259     17%
  Other International construction and facilities services                 --       --         202      --
                                                                     --------     ----    --------    ----
  Total Worldwide Operations                                         $921,568     100%    $810,749    100%
                                                                     ========     ====    ========    ====


                                                                    For the nine months ended Sept. 30,
                                                                                  % of                % of
                                                                       2000       Total       1999     Total
                                                                       ----       -----       ----     -----
Revenues:
    United States electrical construction and facilities services  $  987,762      39%    $  708,519     35%
    United States mechanical construction and facilities services     913,595      36%       741,150     36%
    United States other services                                      122,501       5%        63,193      3%
                                                                     --------      ---    ----------    ----
    Total United States Operations                                  2,023,858      80%     1,512,862     74%
    Canada construction and facilities services                       183,811       7%       132,593      6%
    United Kingdom construction and facilities services               321,937      13%       401,041     20%
    Other International construction and facilities services              334       --           725      --
                                                                   ----------      ---    ----------    ----
    Total Worldwide Operations                                     $2,529,940     100%    $2,047,221    100%
                                                                   ==========     ====    ==========    ====

EMCOR had a $110.8 million or a 13.7% increase in revenues for the three months ended September 30, 2000 compared to the same period in 1999. The increase over the prior year period was primarily attributable to revenue growth from EMCOR's operations (excluding revenues attributable to a majority owned facilities services venture known as Building Technology Engineers of North America, LLC ("BTENA") organized this year) of $97.1 million, or a 12.0% increase. Many of EMCOR's subsidiaries experienced a growth in revenues, particularly those located in New York City, Houston, Washington, D.C., California, Denver and Connecticut, due to an increased level of market activity. This increase in revenues was offset partially by decreases in revenues from its United Kingdom and Las Vegas markets and the Poole & Kent subsidiaries due primarily to their completion of large projects.

EMCOR had a $482.7 million or a 23.6% increase in revenues for the nine months ended September 30, 2000 compared to the same period in 1999. The increase over the prior year period was primarily attributable to revenue growth from EMCOR's operations (excluding BTENA and 1999 acquisitions) of $353.3 million, or a 17.3% increase, and to the impact of BTENA and 1999 acquisitions which contributed approximately an aggregate of $129.4 million of revenues during 2000.

Revenues of electrical construction and facilities services business units for the three months ended September 30, 2000 were $380.8 million compared to $257.0 million for the three months ended September 30, 1999. The $123.8 million or 48.2% increase in the revenues for the three months ended September 30, 2000 compared to the same period in 1999 was attributable to continuing favorable market conditions across the United States particularly in New York City, California and Washington, D.C.. Revenues for the nine months ended September 30, 2000 were $987.8 million compared to $708.5 million for the nine months ended September 30, 1999. The $279.2 million or 39.4% increase in revenues for the nine months ended September 30, 2000 compared to the same period in 1999 was attributable to the favorable market conditions previously identified, offset partially by the decrease in construction activity in the Las Vegas market.

Revenues of mechanical construction and facilities services business units for the three months ended September 30, 2000 were $327.6 million compared to $321.0 million for the three months ended September 30, 1999. The $6.6 million or 2.1% increase in revenues was attributable to favorable market conditions in New York City, Houston, Connecticut and California offset by decreases in revenues for the Poole & Kent subsidiaries and in Las Vegas due to the recent completion of large projects. Revenues for the nine months ended September 30, 2000 were $913.6 million compared to $741.2 million for the nine months ended September 30, 1999. The $172.4 million or 23.3% increase in revenues was attributable to revenue growth from EMCOR's operations (excluding 1999 acquisitions) of $94.9 million, or a 12.8% increase, and to the impact of 1999 acquisitions which contributed approximately $77.5 million of additional revenues during 2000.

Other United States services revenues of $47.4 million for the three months ended September 30, 2000, which include those operations which principally provide consulting and maintenance services, increased by $14.9 million compared to the same three months in 1999. The increase in revenues was primarily attributable to revenues from BTENA and 1999 acquired companies. Other United States services revenues of $122.5 million for the nine months ended September 30, 2000 increased by $59.3 million compared to $63.2 million for the same nine months in 1999. This increase was primarily attributable to an aggregate of $51.9 million of revenues from BTENA and 1999 acquired companies, as well as increases attributable to the balance of EMCOR's other United States operations.

Revenues of Canada construction and facilities services for the three months ended September 30, 2000 were $56.4 million compared to $57.8 million for the three months ended September 30, 1999. Revenues for the nine months ended September 30, 2000 were $183.8 million compared to $132.6 million for the nine months ended September 30, 1999; this $51.2 million increase in revenues for the year to date period was primarily attributable to the increased level of activities in Western Canada.

Revenues of United Kingdom construction and facilities services business units for the three months ended September 30, 2000 were $109.3 million compared to $142.3 million for the three months ended September 30, 1999. Revenues for the nine months ended September 30, 2000 were $322.0 million compared to $401.0 million for the nine months ended September 30, 1999. The decreases were principally attributable to the substantial completion in 1999 of the Jubilee Line project in London.

Other International construction and facilities services primarily consist of EMCOR's operations in the Middle East. Substantially all of the current projects in this operating segment are being performed by joint ventures. The results of these operations are accounted for under the equity method of accounting because EMCOR has less than majority ownership in these joint ventures, and accordingly, no revenue attributable to such joint ventures was recorded. In 1999, several projects in which EMCOR had majority ownership were completed. EMCOR continues to pursue new business selectively in these markets; however, the availability of opportunities has been significantly reduced as a result of local economic factors.

Cost of Sales and Gross Profit

The following table presents EMCOR's cost of sales, gross profit, and gross profit as a percentage of revenues (in thousands, except for percentages):

                                             For the three months ended Sept 30,
                                                     2000             1999
                                                     ----             ----
Cost of sales ...............................      $833,099         $732,732
Gross profit.................................       $88,469          $78,017
Gross profit as a percentage of revenues.....          9.6%             9.6%

                                             For the nine months ended Sept. 30,
                                                     2000             1999
                                                     ----             ----
Cost of sales ...............................    $2,283,583       $1,850,621
Gross profit.................................      $246,357         $196,600
Gross profit as a percentage of revenues.....          9.7%             9.6%

Gross profit (revenues less cost of sales) increased $10.5 million for the three months ended September 30, 2000 to $88.5 million compared to $78.0 million for the three months ended September 30, 1999. As a percentage of revenues, gross profit was 9.6% for each of the three months ended September 30, 2000 and 1999. The dollar increase in gross profit was due to an increase in revenues of EMCOR's operations, as well as incremental gross profit from BTENA and 1999 acquisitions, partially offset by losses on jobs in the South and North Carolina markets undertaken by its Poole & Kent subsidiaries prior to acquisition by EMCOR.

Gross profit increased $49.8 million for the nine months ended September 30, 2000 to $246.4 million compared to $196.6 million for the nine months ended September 30, 1999. As a percentage of revenues, gross profit increased to 9.7% from 9.6% for the nine months ended September 30, 2000 and 1999, respectively. The dollar increase in gross profit was due to the increase in revenues of EMCOR's operations as well as incremental gross profit from BTENA and companies acquired in 1999. The increase in gross profit as a percentage of revenues was primarily a result of an increase in gross profits on projects due to overall favorable market conditions, partially offset by losses on jobs in the South and North Carolina markets undertaken by its Poole & Kent subsidiaries prior to acquisition by EMCOR.

Selling, general and administrative expenses

The following table presents EMCOR's selling, general and administrative expenses, and selling, general and administrative expenses as a percentage of revenues (in thousands, except for percentages):

                                                                         For the three months ended Sept. 30,
                                                                                   2000         1999
                                                                                   ----         ----
Selling, general and administrative expenses                                    $65,946      $59,865
Selling, general and administrative expenses, as a percentage of revenues          7.2%         7.4%
Selling, general and administrative expenses, as a percentage of revenues,
   excluding amortization of goodwill                                              7.1%         7.3%


                                                                          For the nine months ended Sept. 30,
                                                                                   2000         1999
                                                                                   ----         ----
Selling, general and administrative expenses                                   $194,708     $161,394
Selling, general and administrative expenses, as a percentage of revenues          7.7%         7.9%
Selling, general and administrative expenses, as a percentage of revenues,
  excluding amortization of goodwill                                               7.6%         7.8%

Selling, general and administrative expenses for the three months ended September 30, 2000 increased $6.1 million. Selling, general and administrative expenses as a percentage of revenues was 7.2% for the three months ended September 30, 2000, compared to 7.4% for the three months ended September 30, 1999. For the nine months ended September 30, 2000 selling, general and administrative expenses increased $33.3 million compared to the same period in the prior year. Selling, general and administrative expenses as a percentage of revenues was 7.7% for the nine months ended September 30, 2000, compared to 7.9% for the nine months ended September 30, 1999. For both the three and nine month periods ended September 30, 2000, the dollar increase in selling, general and administrative expenses compared to the prior year comparable periods was attributable to an increase in revenues and corresponding increases in variable selling, general and administrative expenses required to support the increased revenue base, incremental fixed costs to support the current growth in operations, plus selling, general and administrative expenses associated with BTENA and 1999 acquisitions. The decrease in selling, general and administrative expenses as a percentage of revenues was primarily due to the leveraging of fixed costs over increased revenues.

Operating income

The following table presents EMCOR's operating income, and operating income as percentage of segment revenues: (in thousands, except for percentages)

                                                                          For the three months ended Sept. 30,
                                                                                  % of                        % of
                                                                                 Segment                    Segment
                                                                     2000        Revenues       1999        Revenues
                                                                     ----        --------       ----        --------
Operating income (loss):
  United States electrical construction and facilities services    $17,102         4.5%        $10,659         4.1%
  United States mechanical construction and facilities services      7,741         2.4%         11,624         3.6%
  United States other services                                        (904)          --           (595)          --
                                                                   -------         ----        -------         ----
  Total United States Operations                                    23,939         3.2%         21,688         3.6%
  Canada construction and facilities services                        1,381         2.4%            881         1.5%
  United Kingdom construction and facilities services                1,859         1.7%            812         0.6%
  Other International construction and facilities services             356          --            (153)          --
  Corporate Administration                                          (5,012)         --          (5,076)          --
                                                                   -------         ----        -------         ----
  Total Worldwide Operations                                        22,523         2.4%         18,152         2.2%
  Other Corporate Items:
     Interest expense                                               (2,473)                     (2,638)
     Interest income                                                   447                         260
                                                                   -------                     -------
  Income before income taxes                                       $20,497                     $15,774
                                                                   =======                     =======

                                                                          For the nine months ended Sept. 30,
                                                                                  % of                        % of
                                                                                 Segment                    Segment
                                                                     2000        Revenues       1999        Revenues
                                                                     ----        --------       ----        --------
Operating income (loss):
  United States electrical construction and facilities services    $38,747         3.9%        $25,419         3.6%
  United States mechanical construction and facilities services     23,933         2.6%         25,423         3.4%
  United States other services                                      (2,562)          --         (3,170)          --
                                                                   -------         ----        -------         ----
  Total United States Operations                                    60,118         2.9%         47,672         3.2%
  Canada construction and facilities services                        4,412         2.4%          2,430         1.8%
  United Kingdom construction and facilities services                1,792         0.6%           (725)          --
  Other International construction and facilities services             562           --           (842)          --
  Corporate Administration                                         (15,235)          --        (13,329)          --
                                                                   -------         ----        -------         ----
  Total Worldwide Operations                                        51,649         2.0%         35,206         1.7%
  Other Corporate Items:
     Interest expense                                               (7,385)                     (7,616)
     Interest income                                                 1,389                       1,303
                                                                   -------                     -------
  Income before income taxes                                       $45,653                     $28,893
                                                                   =======                     =======

EMCOR had operating income of $22.5 million for the three months ended September 30, 2000 compared with operating income of $18.2 million for the three months ended September 30, 1999. The increase of $4.4 million or 24.1% in operating income for the three months ended September 30, 2000 as compared to the same period in 1999 was due to increased revenues and gross profits from EMCOR's operations excluding BTENA and 1999 acquired companies, as well as revenues and incremental operating income attributable to BTENA and 1999 acquired companies. Operating income for the nine months ended September 30, 2000 was $51.6 million compared to $35.2 million for the same period in 1999. The increase of $16.4 million or 46.7% was due to increased revenues and gross profits from EMCOR's operations excluding BTENA and 1999 acquired companies, as well as revenues and incremental operating income attributable to businesses acquired in 1999 and the impact of BTENA.

United States electrical construction and facilities services operating income for the three months ended September 30, 2000 was $17.1 million or 4.5% of revenues, compared to $10.7 million or 4.1% of revenues for the three months ended September 30, 1999. The $6.4 million increase in operating income for the three months ended September 30, 2000 compared to the same period in 1999 was primarily attributable to the continuing favorable market conditions across the United States, particularly in New York City, California and Washington, D.C. Operating income for the nine months ended September 30, 2000 was $38.7 million or 3.9% of revenues, compared to $25.4 million or 3.6% of revenues for the nine months ended September 30, 1999. The increase in operating income, similar to the three months ended September 30, 2000, was attributable to continuing favorable market conditions, particularly in New York City, California and Washington, D.C.

United States mechanical construction and facilities services operating income for the three months ended September 30, 2000 was $7.7 million or 2.4% of revenues, compared to $11.6 million or 3.6% of revenues for the three months ended September 30, 1999. Operating income for the nine months ended September 30, 2000 was $23.9 million or 2.6% of revenues, compared to $25.4 million or 3.4% of revenues for the nine months ended September 30, 1999. The decrease in operating income for both the three and nine month periods ended September 30, 2000 compared to the same periods in 1999 was primarily attributable to losses on jobs in the South and North Carolina markets undertaken by its Poole & Kent subsidiaries prior to acquisition by EMCOR.

Other United States services operating losses were $0.9 million and $0.6 million for the three months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000, operating losses were $2.6 million compared to $3.2 million for the nine months ended September 30, 1999. These operating losses were primarily attributable to costs associated with the continued development of EMCOR's consulting operations and maintenance services activities.

Canada construction and facilities services operating income was $1.4 million compared to $0.9 million for the three months ended September 30, 2000 and 1999, respectively. Operating income for the nine months ended September 30, 2000 and 1999 was $4.4 million and $2.4 million, respectively. The increase in operating income in the 2000 three and nine month periods was primarily due to an increased level of activities in Western Canada.

United Kingdom construction and facilities services operating income for the three months ended September 30, 2000 was $1.9 million compared to $0.8 million for the three months ended September 30, 1999. Operating income for the nine months ended September 30, 2000 was $1.8 million compared to an operating loss of $0.7 million for the nine months ended September 30, 1999. The improvement in operating income for the three and nine month periods ended September 30, 2000 compared to the same periods in 1999 was primarily attributable to the commencement of new projects that have resulted in higher gross profits in the 2000 periods, as compared to projects that resulted in operating losses in 1999 that have since been completed.

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

General corporate expenses for the three months ended September 30, 2000 were $5.0 million compared to $5.1 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000 and 1999, general corporate expenses were $15.2 million and $13.3 million, respectively. The increase in general corporate expenses for the nine months ended September 30, 2000 was due to increased variable overhead costs associated with EMCOR's increased revenues, as well as incremental fixed costs to support current growth in operations.

Interest expense for the three months ended September 30, 2000 and 1999 was $2.5 million and $2.6 million, respectively. For the nine months ended September 30, 2000 and 1999, interest expense was $7.4 million and $7.6 million, respectively. Interest income for the three months ended September 30, 2000 was $0.4 million compared to $0.3 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, interest income was $1.4 million compared to $1.3 for the nine months ended September 30, 1999.

The income tax provision increased by $1.9 million to $9.0 million for the three months ended September 30, 2000, as compared to the same period in 1999. The income tax provision increased by $7.3 million to $20.1 million for the nine months ended September 30, 2000 as compared to $12.8 million for the nine months ended September 30, 1999. The increase in provision for both the three and nine months periods was primarily due to increased income before taxes for the three and nine months ended September 30, 2000 compared with the same periods in the prior year. A portion of the liability for income taxes, $15.4 million at September 30, 2000 and $10.3 million at September 30, 1999, was not payable due to the utilization of NOL's and was recorded as an increase in capital surplus for both years.

EMCOR's backlog was approximately $1.9 billion at September 30, 2000 and approximately $1.8 billion at December 31, 1999. Between December 31, 1999 and September 30, 2000, EMCOR's backlog in the United States increased by $0.2 billion, its backlog in the United Kingdom decreased by $0.06 billion and its backlog in Canada decreased by $0.04 billion. The decrease in the Canada and United Kingdom backlogs was due to work performed on projects awarded in the fourth quarter of 1999 in Canada, and the completion of several large projects in the United Kingdom offsetting new contract awards. The increase in the United States backlog was due to continued favorable economic conditions and to $0.05 billion of backlog attributable to BTENA. The September 30, 1999 backlog was $1.8 billion.

Liquidity and Capital Resources

The following table presents EMCOR's net cash provided by operating activities, net cash used in investing activities and net cash (used in) provided by financing activities (in thousands):

                                             For the nine months ended Sept. 30,
                                                       2000              1999
                                                       ----              ----
Net cash provided by operating activities           $ 41,497          $ 12,495
Net cash used in investing activities               $(18,092)         $(58,219)
Net cash (used in) provided by financing activities $ (2,053)         $    532

EMCOR's consolidated cash balance increased by approximately $21.4 million from $58.6 million at December 31, 1999 to $79.9 million at September 30, 2000. Net cash provided by operating activities for the nine months ended September 30, 2000 of $41.5 million was a $29.0 million increase from the same period last year. The increase in net cash provided by operating activities was primarily attributable to higher net income and non-cash expenses partially offset by increased changes in operating assets and liabilities due to an increase in business activity. Net cash used in investing activities of $18.1 million for the nine months ended September 30, 2000 decreased by $40.1 million compared to the $58.2 million of cash used in investing activities in the same period last year. The decrease in net cash used in investing activities was due primarily to the acquisition of businesses in the nine months ended September 30, 1999 which utilized $55.8 million in cash. Net cash used in financing activities of $2.1 million was a decrease of $2.6 million from $0.5 million of net cash provided by financing activities for the nine months ended September 30, 1999. The decrease in net cash provided by financing activities was primarily attributable to no borrowing under working capital credit lines outstanding at September 30, 2000 compared to $10.0 million of borrowings outstanding at September 30, 1999; to lower net payments for long-term debt and capital lease obligations in the nine months ended September 30, 2000 of $2.2 million compared to net payments of $6.8 million in the nine months ended September 30, 1999; and the purchases of treasury stock of $2.9 million in the nine months ended September 30, 1999 compared to no purchases of treasury stock in the nine months ended September 30, 2000.

As of September 30, 2000, EMCOR's total borrowing capacity under its revolving credit facility was $150.0 million. EMCOR had approximately $10.5 million of letters of credit outstanding as of that date. There were no revolving loans outstanding as of September 30, 2000 and December 31, 1999 under the revolving credit facility.

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

     On July 31, 1998, a former employee of a subsidiary of EMCOR filed a class-action complaint on behalf of the participants in two employee benefit plans sponsored by EMCOR against EMCOR and other defendants for breach of fiduciary duty under the Employee Retirement Income Security Act. All of the claims relate to alleged acts or omissions which occurred during the period May 1, 1991 to December 1994. The principal allegations of the complaint are that the defendants breached their fiduciary duties by causing the plans to purchase and hold stock of EMCOR when it was known as JWP INC. and when the defendants knew or should have known it was imprudent to do so. The plaintiff has not made claim for a specific dollar amount of damages but generally seeks to recover for the benefit plans the loss in the value of JWP stock held by the plans. EMCOR and the other defendants intend to vigorously defend the case. Insurance coverage may be applicable under an EMCOR pension trust liability insurance policy for EMCOR and those present and former employees of EMCOR who are defendants in the action.

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

On July 27, 2000 the Company held its annual meeting of stockholders.

(a) Each of the seven individuals nominated for election as a director of the Company for the ensuing year was elected. The seven directors constituted all of the members of the Board of Directors of the Company.

     Name                                         Votes For       Votes Withheld

     Stephen W. Bershad                           8,513,903            1,458,406
     David A. B. Brown                            8,510,303            1,462,006
     Georges L. de Buffevent                      8,503,703            1,468,606
     Albert Fried, Jr.                            8,486,103            1,486,206
     Richard F. Hamm, Jr.                         8,510,303            1,462,006
     Frank T. MacInnis                            9,515,548              456,761
     Kevin C. Toner                               8,511,703            1,460,606

     There were no broker non-votes.

(b) The stockholders voted upon a stockholder proposed resolution requesting the Company's Board of Directors to terminate its stockholder rights plan and to refrain from adopting similar plans or a staggered board. 4,232,263 shares were voted for the resolution, 4,604,270 were voted against the resolution, and 194,561 shares abstained from voting thereon. There were 941,215 broker non-votes.

(c) The stockholders also voted upon a proposal to ratify the appointment by the Audit Committee of the Board of Directors of Arthur Andersen LLP,
     certified public accountants, as the Company's independent public accountants for 2000, 9,965,242 shares voted in favor of ratification, 925 shares voted against ratification, and 6,142 shares abstained from voting thereon. There were no broker non-votes.

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits
                                                   Incorporated by Reference to,
         Exhibit No     Description                        or Page Number


               27       Financial Data Schedule            Filed herewith.

(b) No reports on Form 8-K were filed during the quarter ended September 30, 2000.

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


                                                  EMCOR GROUP, INC.
                                      ------------------------------------------
                                                     (Registrant)

Date:  October 26, 2000
                            By:              /s/FRANK T. MACINNIS
                                      ------------------------------------------
                                                Frank T. MacInnis
                                             Chairmn of the Board of
                                                 Directors and
                                             Chief Executive Officer


Date:  October 26, 2000     By:               /s/LEICLE E. CHESSER
                                      ------------------------------------------

                                               Leicle E. Chesser
                                             Executive Vice President
                                            and Chief Financial Officer