Form 10-K
period 2000-12-31
EMCOR GROUP INC
filed 2001-02-20
CIK 105634

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                           --------------------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000        Commission file Number 0-2315

                                EMCOR GROUP, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                        11-2125338
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       identification number)

    101 Merritt Seven Corporate Park                            06851-1060
          Norwalk, Connecticut                                  (zip code)
(Address of principal executive offices)

               Registrant's telephone number, including area code
                                 (203) 849-7800

           Securities registered pursuant to section 12(b) of the act:
                     Common Stock, par value $.01 per share
                              (Title of each class)

           Securities registered pursuant to section 12(g) of the act:
                      5 3/4% Convertible Subordinated Notes

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in Part III of this Form 10-K to be filed as an amendment hereto. [_]

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [_]

     The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant on December 31, 2000 was approximately $249,036,749.

     Number of shares of Common Stock outstanding as of the close of business on February 16, 2001: 10,485,624 shares.

================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I

Item 1.  Business

            General .......................................................    1

            The Business ..................................................    1

            Competition ...................................................    4

            Employees .....................................................    4

            Backlog .......................................................    4

Item 2.  Properties .......................................................    5

Item 3.  Legal Proceedings ................................................    7

Item 4.  Submission of Matters to a Vote of Security Holders ..............    7

                                     PART II

Item 5.  Market for the Registrant's Common Equity
         and Related Stockholder Matters ..................................    9

Item 6.  Selected Financial Data ..........................................   10

Item 7.  Management's Discussion and Analysis of Results
         of Operations and Financial Condition ............................   11

Item 8.  Financial Statements and Supplementary Data ......................   16

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure ...........................   38

                                  PART III

Item 10. Directors and Executive Officers of the Registrant ...............   38

Item 11. Executive Compensation ...........................................   38

Item 12. Security Ownership of Certain Beneficial Owners and Management ...   38

Item 13. Certain Relationships and Related Transactions ...................   38

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K ..   39

                                     PART I

ITEM 1. BUSINESS

GENERAL

     EMCOR Group, Inc. ("EMCOR") is one of the largest mechanical and electrical construction and facilities services firms in the United States, Canada, the United Kingdom and in the world. In 2000, EMCOR had revenues of more than $3.46 billion. EMCOR provides services to a broad range of commercial, industrial, utility, and institutional customers through approximately 45 principal operating subsidiaries, including its majority interest in a limited liability company that provides facilities services to over 2,500 buildings with more than 70 million square feet of space. These businesses have offices in 32 states and the District of Columbia in the United States, seven provinces in Canada and ten primary locations in the United Kingdom. In the United Arab Emirates, Saudi Arabia and South Africa, EMCOR carries on business through subsidiaries and joint ventures. EMCOR's executive offices are located at 101 Merritt Seven Corporate Park, Norwalk, Connecticut 06851-1060, and its telephone number at those offices is (203) 849-7800.

     EMCOR specializes in the design, integration, installation, start-up, operation and maintenance of:

     o Systems for generation and distribution of electrical power;

     o Lighting systems;

     o Low-voltage systems, such as fire alarm, security, communications and process control systems;

     o Voice and data communications systems;

     o Heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems; and

     o Plumbing, process and high-purity piping systems.

     EMCOR also provides services needed to support the operation of customers' facilities, which services are not related to customers' construction programs. These services, frequently referred to as facilities services, include site based operations and maintenance, mobile maintenance and service, small modification and retrofit projects, consulting, program development and management for energy systems, and maintenance of facilities. Facilities services are provided to a wide range of commercial, industrial, utility and institutional facilities, including those at which EMCOR provided construction services and others at which construction services were provided by other contractors. EMCOR's varied facilities services are frequently combined to provide integrated service packages which include mechanical, electrical and other services.

     EMCOR provides mechanical and electrical construction services and facilities services directly to corporations, municipalities and other governmental entities, owners/developers and tenants of buildings. It also provides these services indirectly by acting as a subcontractor to construction managers, general contractors, systems suppliers and other subcontractors. Worldwide, EMCOR employs approximately 22,000 people.

     EMCOR's revenues are derived from many different customers in numerous industries which have operations in several different geographical areas. Of EMCOR's 2000 revenues, approximately 80% were generated in the United States and approximately 20% were generated internationally. In 2000, approximately 43% of revenues were derived from new construction projects and approximately 57% of revenues were derived from renovation and retrofit of customers' existing facilities and from EMCOR's facilities services operations (renovation and retrofit work and facilities services operations are sometimes referred to by stock analysts as maintenance, repair and replacement or "MRR"). Approximately 84% of 2000 revenues were generated from both new construction and renovation and retrofit projects, and approximately 16% of 2000 revenues were generated from facilities services operations. For the period 1997 through 2000, revenues and EBITDA grew at compound annual growth rates of 21.1% and 38.7%, respectively.

THE BUSINESS

     The broad scope of EMCOR's operations are more particularly described below.

MECHANICAL AND ELECTRICAL CONSTRUCTION SERVICES AND FACILITIES SERVICES

     EMCOR believes that the mechanical and electrical construction services and facilities services business is highly fragmented, consisting of thousands of small companies across the United States and around the world. Because EMCOR has total assets, annual revenues, net worth, access to bank credit and surety bonding, and expertise significantly greater than most of its competitors, EMCOR believes it has a significant competitive advantage. The mechanical and electrical construction services industry has a higher growth rate than the overall construction industry, due principally to the increase in content and complexity of mechanical and electrical systems in all types of projects. This increased content and complexity is, in part, a result of the expanded use of computers and more technologically advanced voice and data communications, lighting, and environmental control systems in all types of facilities. For these reasons, buildings of all types consume more electricity per square foot than in the past and thus need more extensive electrical distribution systems. In addition, advanced voice and data communication systems require more sophisticated power supplies and extensive low voltage and fiber-optic communications cabling. Moreover, the need for greater environmental controls within a building, such as the heightened need for climate control to maintain extensive computer systems at optimal temperatures, and the growing demand for environmental control in individual spaces, have created expanded opportunities for the mechanical and electrical construction services and facilities services business.

     Mechanical and electrical construction services primarily involve the design, integration, installation and start-up of: (1) systems for the generation and distribution of electrical power, including power cables, conduits, distribution panels, transformers, generators, uninterruptible power supply systems and related switch gear and controls; (2) lighting systems, including fixtures and controls; (3) low-voltage systems, including fire alarm, security, and process control systems; (4) voice and data communications systems, including fiber-optic and low voltage copper cabling; (5) heating, ventilation, air conditioning (collectively, "HVAC"), refrigeration and clean-room process ventilation systems and (6) plumbing, process and high-purity piping systems.

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

     EMCOR's mechanical and electrical construction services operations accounted for about 84% of its 2000 revenues, of which approximately 52% was related to new construction and approximately 48% was related to renovation and retrofit projects. EMCOR provides mechanical and electrical construction services for both large and small installation and renovation projects. Its largest projects include those (1) for institutional use (such as water and wastewater treatment facilities, hospitals, correctional facilities, schools and research laboratories); (2) for industrial use (such as pharmaceutical factories, steel, pulp and paper mills, chemical, automotive and semiconductor plants, and oil refineries); (3) for transportation systems (such as airports and transit systems) and (4) for commercial use (such as office buildings, data centers, hotels, casinos, convention centers, sports stadiums, shopping malls and resorts). EMCOR's largest projects, typically in excess of $10.0 million, are usually multi-year projects and range in size up to, and occasionally in excess of, $50.0 million. These projects represented about 25% of EMCOR's construction services revenues in 2000.

     EMCOR's projects of less than $10.0 million accounted for approximately 75% of 2000 construction services revenues. These projects are typically completed in less than a year. They usually involve mechanical and electrical construction services when an end-user or owner undertakes construction or modification of a facility to accommodate a specific use. These projects frequently require mechanical and electrical systems to meet special needs such as redundant power supply systems, special environmental controls and high-purity air systems, sophisticated electrical and mechanical systems for data centers, including those associated with internet service providers and electronic commerce, trading floors in financial services businesses, new production lines in manufacturing plants and office arrangements in existing office buildings. These types of projects are not usually dependent upon the new construction market. Demand for them is often prompted by the expiration of leases, changes in technology or changes in the customer's plant or office layout in the normal course of a customer's business.

     EMCOR performs its services pursuant to contracts with owners, such as corporations, municipalities and other governmental entities, general contractors, systems suppliers, construction managers, developers, other subcontractors and tenants of commercial properties. Institutional and public works projects are frequently long-term, complex projects that require significant technical and management skills and the financial strength to, among other things, obtain bid and performance bonds, which are often a condition to bidding for, and award of these projects.

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

     EMCOR also provides customers with facility support services which are not related to construction projects. These services, frequently referred to as facilities services, generated approximately 16% of 2000 revenues. Following completion of construction projects, EMCOR has historically provided technical support services to many of its customers, involving maintenance and service of mechanical and electrical systems and small modification and retrofit projects that support their day-to-day needs. In addition, EMCOR provides other services to owners, operators, tenants and managers of all types of facilities both on a contract basis for a specified period of time and on an individual task order basis.

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

     In the early 1990's, the market for facilities services grew rapidly in the United Kingdom as a result of government initiatives. EMCOR's United Kingdom subsidiary expanded its traditional technical service business in response to these opportunities and established a dedicated unit to focus on the facilities services business. This unit currently provides a full range of facilities services to public and private sector customers under multi-year agreements, including maintaining British Airways' facilities at Heathrow and Gatwick Airports, the new British Library, the Department of Trade and Industry offices in London, and the new Jubilee Line Extension of the London Underground. In the United Kingdom, EMCOR also provides facilities services at several manufacturing plants for various British Aerospace and Rolls Royce facilities. In addition, the United Kingdom operations provide on-call and mobile service support on a task-order or contract basis, small renovation project work, data communications, security system installation, and maintenance services.

     EMCOR, by virtue of its construction and facilities services expertise, is involved with private finance initiatives ("PFIs") sponsored by the British government. The PFIs, which involve governmental bodies responsible, among other things, for the national healthcare system, social security, air traffic control, schools, and hospitals, seek to transfer ownership and management of United Kingdom government facilities, including office buildings and institutional buildings, to groups of financial institutions, consulting service organizations, and others, which competitively bid for PFI contracts. EMCOR has been awarded several contracts by such groups to provide mechanical and electrical services, ground maintenance and other ancillary services for periods typically ranging from 5 to 35 years at buildings which were formerly owned and managed by government bodies and privatized as part of the PFI program. EMCOR has built on its United Kingdom experience to market its facilities services business to international markets and currently provides facilities services through joint ventures to several companies in South Africa.

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

     In April 2000, EMCOR and CB Richard Ellis Inc., a nationwide real estate management company, created a limited liability company, in which EMCOR has a majority interest, which provides facilities services to approximately 2,500 buildings with over 70 million square feet of space in 30 states. The facilities services, which had been provided by a division of CB Richard Ellis Inc., consist of the operation, maintenance and supervision of building systems including heating, air conditioning, plumbing, lighting, ventilating, electrical control and energy management sytems.

     The deregulation of, and increased competition in, the utility industry, along with government mandates calling for reduced energy consumption by government entities, have led to renewed focus on energy costs and conservation measures. These measures typically include energy assessments and engineering studies, retrofit construction to implement energy savings measures, and the long-term operation and maintenance of energy savings measures to ensure continued performance. Various subsidiaries of EMCOR participate in energy savings programs, and EMCOR believes it has the ability to be a single source provider of construction and facilities services required for energy assessment and for design, installation, and operations and maintenance of energy savings measures.

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

     The deregulation and expansion of the telecommunications industry have led to a rapid expansion of installed infrastructure, including wireless communication systems and long distance networks, much of which has been built by companies that do not have existing maintenance operations and which seek to contract out such services. EMCOR has provided construction services for the infrastructure of telecommunications companies and facilities services to support their operations. In this industry, EMCOR has worked on facilities owned by such service providers as Sprint, AT&T, and MCI WorldCom, has installed and maintained equipment for suppliers such as Lucent, Nortel, and Seimens, and has provided construction and maintenance services to competitive local service providers and to users who maintain their own systems.

     EMCOR has also provided construction and maintenance services to many internet service providers in support of their data center facilities. These customers include Metromedia Fiber Network, Exodus Communications and Qwest Communications International.

     EMCOR offers facilities services to customers on single-task and multi-task bases depending on a customer's needs, under either short-term or multi-year agreements. EMCOR's services often require that its employees be permanently assigned to customer premises twenty-four hours per day.

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

COMPETITION

     EMCOR believes that the mechanical and electrical construction services business is highly fragmented and competitive. A majority of EMCOR's revenues are derived from jobs requiring competitive bids; however, an invitation to bid is often conditioned upon prior experience, technical capability and financial strength. EMCOR competes with national, regional and local companies, many of which are small, owner-operated entities that operate in a limited geographic area. There are few public companies focused on providing mechanical and electrical construction services, although in the last four years more public national and regional firms have been established. EMCOR is one of the largest providers of mechanical and electrical construction services in the United States, Canada, the United Kingdom and in the world. In the future, significant competition may be encountered from public utilities and companies attempting to consolidate mechanical and electrical construction services companies. Competitive factors in the mechanical and electrical construction services business include: (1) the availability of qualified and/or licensed personnel;
(2) reputation for integrity and quality; (3) safety record; (4) cost structure;
(5) relationships with customers; (6) geographic diversity; (7) the ability to control project costs; (8) experience in specialized markets; (9) the ability to obtain surety bonding; (10) adequate working capital and (11) access to bank credit.

     While the facilities services business is also highly fragmented, a number of large corporations such as Johnson Controls, Inc. and Fluor Corp. are engaged in this field, and there are other companies seeking to consolidate facilities services businesses. EMCOR's facilities services operations are well established in the United Kingdom and are being developed through the combination of acquisitions and growth of EMCOR's existing operations in the United States, including its limited liability company owned jointly with CB Richard Ellis Inc.

EMPLOYEES

     EMCOR presently employs approximately 22,000 people, approximately 78% of whom are represented by various unions pursuant to more than 225 collective bargaining agreements between EMCOR's individual subsidiaries and local unions. EMCOR believes that its employee relations are generally good. None of these collective bargaining agreements are nationwide or regional in scope.

BACKLOG

     EMCOR had backlog as of December 31, 2000 of approximately $1.80 billion, compared with backlog of approximately $1.77 billion as of December 31, 1999. Backlog principally includes electrical and mechanical construction services contracts with a value of $250,000 or more and facilities services revenues to be derived during the 12 months ending December 31, 2001 pursuant to contracts. Backlog increased by $30.0 million as of December 31, 2000 compared to December 31, 1999. Backlog attributable to United States electrical construction and facilities services backlog increased approximately $140.0 million as of December 31, 2000, when compared to December 31, 1999. However, backlog attributable to Canada and United Kingdom construction and facilities services backlog decreased approximately $110.0 million as of December 31, 2000, when compared to December 31, 1999, due primarily to completion of several large projects during 2000. For the year ended December 31, 2000, EMCOR had more than $3.46 billion in revenues compared to more than $2.89 billion in revenues for the year ended December 31, 1999.

ITEM 2. PROPERTIES

     The operations of EMCOR are conducted primarily in leased properties. The following table lists major facilities, both leased and owned:

                                                               LEASE EXPIRATION
                                                  APPROXIMATE    DATE, UNLESS
                                                  SQUARE FEET        OWNED
                                                  -----------  ----------------
         CORPORATE HEADQUARTERS
         101 Merritt Seven Corporate Park
         Norwalk, Connecticut ...................    20,805         4/7/05
         OPERATING FACILITIES
         1200 North Sickles Drive
         Tempe, Arizona .........................    29,000          Owned
         4050 Cotton Center Boulevard
         Phoenix, Arizona .......................     9,704        2/28/06
         1000 N. Kraemer Place
         Anaheim, California ....................    24,540        6/30/02
         4520 California Avenue
         Bakersfield, California ................    12,682        8/31/05
         3208 Landco Drive
         Bakersfield, California ................    49,875        6/30/02
         1166 Fesler Street
         El Cajun, California ...................    42,760        8/31/10
         25601 Clawiter Road
         Hayward, California ....................    34,800        6/30/03
         3100-3120 Diablo Avenue
         Hayward, California ....................    23,641        5/31/01
         5 Vanderbilt
         Irvine, California .....................    18,000        7/31/04
         4462 Corporate Center Drive
         Los Alamitos, California ...............    57,863        7/31/06
         825 Howe Road
         Martinez, California ...................   109,800       12/31/02
         414 Brannan Street
         San Francisco, California ..............    10,283        3/31/01
         4405 and 4420 Race Street
         Denver, Colorado .......................    16,890        9/30/01
         345 Sheridan Boulevard
         Lakewood, Colorado .....................    63,000          Owned
         367 Research Parkway
         Meriden, Connecticut ...................    23,500        7/31/04
         1781 N.W. North River Drive
         Miami, Florida .........................    11,285          Owned
         8801 Miami Lakes Drive
         Miami Lakes, Florida ...................    10,000        5/31/03
         3145 Northwoods Parkway
         Norcross, Georgia ......................    25,808        1/31/06
         2100 South York Road
         Oak Brook, Illinois ....................    87,700        5/31/08
         2655 Garfield Road
         Highland, Indiana ......................    45,816        6/30/06
         300 Walnut Street
         Owensboro, Kentucky ....................    20,600        1/07/04

                                                               LEASE EXPIRATION
                                                  APPROXIMATE    DATE, UNLESS
                                                  SQUARE FEET        OWNED
                                                  -----------  ----------------
         4530 Hollins Ferry Road
         Baltimore, Maryland ....................    26,792          Owned
         306 Northern Avenue
         Boston, Massachusetts ..................    47,456        6/30/05
         70-70D Hawes Way
         Stoughton, Massachusetts ...............    24,400       12/31/05
         22925-22931 Industrial Drive West
         St. Clair Shores, Michigan .............    19,000        4/30/05
         6060 Hix Road
         Westland, Michigan .....................    23,000       12/31/03
         3555 W. Oquendo Road
         Las Vegas, Nevada ......................    90,000       11/30/03
         6325 South Valley Boulevard
         Las Vegas, Nevada ......................    23,190       12/31/01
         6754 W. Washington Avenue
         Pleasantville, New Jersey ..............    45,400        1/14/02
         26 West Street
         Brooklyn, New York .....................    15,000          Owned
         111-01 and 109-15 14th Avenue
         College Point, New York ................    82,000        2/28/11
         301 and 305 Suburban Avenue
         Deer Park, New York ....................    33,535        3/31/05
         111 West 19th Street
         New York, New York .....................    26,885        5/31/03
         Two Penn Plaza
         New York, New York .....................    57,200        2/01/06
         4906 Barrow Avenue
         Cincinnati, Ohio .......................    16,300        9/30/03
         4914 Ridge Avenue
         Cincinnati, Ohio .......................     8,100        9/30/03
         2300-2310 International Street
         Columbus, Ohio .........................    25,500        8/30/01
         5550 Airline Drive
         Houston, Texas .........................    77,483        6/30/01
         515 Norwood Road
         Houston, Texas .........................    26,676        6/30/01
         1574 South West Temple
         Salt Lake City, Utah ...................    64,170       12/31/01
         2925-2941 Space Road
         Richmond, Virginia .....................    26,000        8/19/03
         22930 Shaw Road
         Dulles, Virginia .......................    32,600        7/31/06
         109-D Executive Drive
         Dulles, Virginia .......................    19,000        8/31/04
         7973-7985 Livingston Road
         Manassas, Virginia .....................    28,800       12/31/01
         1 Thameside Centre
         Kew Bridge Road
         Kew Bridge, Middlesex, United Kingdom ..    14,000       12/22/12

                                                               LEASE EXPIRATION
                                                  APPROXIMATE    DATE, UNLESS
                                                  SQUARE FEET        OWNED
                                                  -----------  ----------------
         86 Talbot Road
         Old Trafford, Manchester,
         United Kingdom .........................    24,300       12/24/06
         2116 Logan Avenue
         Winnipeg, Manitoba, Canada .............    19,800          Owned
         3455 Landmark Boulevard
         Burlington, Ontario, Canada ............    16,100          Owned

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

     On July 31, 1998 a former employee of a subsidiary of EMCOR filed a class-action complaint on behalf of the participants in two employee benefit plans sponsored by EMCOR against EMCOR and other defendants for breach of fiduciary duty under the Employee Retirement Income Security Act. All of the claims relate to alleged acts or omissions which occurred during the period May 1991 to December 1994. The principal allegations of the complaint are that the defendants breached their fiduciary duties by causing the plans to purchase and hold stock of EMCOR when it was then known as JWP, Inc. and when the defendants knew or should have known it was imprudent to do so. The plaintiff has not made claim for a specific dollar amount of damages but generally seeks to recover for the benefit plans the loss in value of JWP, Inc. stock held by the plans. EMCOR and the other defendants intend to vigorously defend the case. Insurance coverage may be applicable under an EMCOR pension trust liability insurance policy for EMCOR and those present and former employees of EMCOR who are defendants in the action.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     FRANK T. MACINNIS, Age 54; Chairman of the Board and Chief Executive Officer of the Company since April 1994 and President of the Company from April 1994 to April 1997. From April 1990 to April 1994, Mr. MacInnis served as President and Chief Executive Officer, and from August 1990 to April 1994 as Chairman of the Board, of Comstock Group, Inc., a nationwide electrical contracting company. From 1986 to April 1990, Mr. MacInnis was Senior Vice President and Chief Financial Officer of Comstock Group, Inc. In addition, from 1986 to April 1994, Mr. MacInnis was also President of Spie Group Inc., which had interests in Comstock Group, Inc., Spie Construction Inc., a Canadian pipeline construction company, and Spie Horizontal Drilling Inc., a U.S. company engaged in underground drilling for the installation of pipelines and communications cable.

     JEFFREY M. LEVY, Age 48; President of the Company since April 1997 and Chief Operating Officer of the Company since February 1994, Executive Vice President of the Company from November 1994 to April 1997, Senior Vice President of the Company from December 1993 to November 1994. From May 1992 to December 1993, Mr. Levy was President and Chief Executive Officer of the Company's subsidiary EMCOR Mechanical/Electrical Services (East) Inc. From January 1991 to May 1992, Mr. Levy served as Executive Vice President and Chief Operating Officer of Lehrer McGovern Bovis, Inc., a construction management and construction company.

     SHELDON I. CAMMAKER, Age 61; Executive Vice President and General Counsel of the Company since September 1987 and Secretary of the Company since May 1997. Prior to September 1987, Mr. Cammaker was a senior partner of the New York City law firm of Botein, Hays, & Sklar.

     LEICLE E. CHESSER, Age 54; Executive Vice President and Chief Financial Officer of the Company since May 1994. From April 1990 to May 1994, Mr. Chesser served as Executive Vice President and Chief Financial Officer of Comstock Group, Inc., and from 1986 to May 1994, Mr. Chesser was also Executive Vice President and Chief Financial Officer of Spie Group, Inc.

     R. KEVIN MATZ, Age 42; Vice President and Treasurer of the Company since April 1996 and Staff Vice President - Financial Services of the Company from March 1993 to April 1996. From March 1991 to March 1993, Mr. Matz was Treasurer of Sprague Technologies Inc., a manufacturer of electronic components.

     MARK A. POMPA, Age 36; Vice President and Controller of the Company since September 1994. Prior to September 1994, Mr. Pompa was an Audit and Business Advisory Manager of Arthur Andersen LLP, an accounting firm.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

     MARKET INFORMATION. On November 16, 2000, EMCOR's common stock began trading on the New York Stock Exchange under the symbol "EME". Prior to that time, EMCOR's common stock had been traded on the Nasdaq National Market tier of the Nasdaq Stock Market.

     The following table sets forth high and low sales prices for the common stock for the periods indicated as reported by the Nasdaq National Market through November 15, 2000, and thereafter, as reported by the New York Stock
Exchange:

            2000                                    HIGH     LOW
            ----                                    ----     ---
         First Quarter .........................   $24 1/4   $17 1/2
         Second Quarter ........................   $24 3/4   $17 3/4
         Third Quarter .........................   $28 1/8   $22 1/4
         Fourth Quarter (through November 15) ..   $26 1/4   $22 3/4
         Fourth Quarter (commencing November 16)   $26       $23

            1999                                    HIGH     LOW
            ----                                    ----     ---
         First Quarter .........................   $17 5/8   $16 1/16
         Second Quarter ........................   $26       $16 1/2
         Third Quarter .........................   $25 1/4   $19
         Fourth Quarter ........................   $20 1/8   $16 7/8

     HOLDERS. As of February 12, 2001, there were 138 shareholders of record and, as of that date, EMCOR estimates there were approximately 1,100 beneficial owners holding stock in nominee or "street" name.

     DIVIDENDS. EMCOR did not pay dividends on its common stock during 2000 or 1999, and it does not anticipate that it will pay dividends on its common stock in the foreseeable future. EMCOR's working capital credit facility limits the payment of dividends on its common stock.

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

INCOME STATEMENT DATA                                                                     YEARS ENDED DECEMBER 31,
                                                                    ----------------------------------------------------------------
                                                                       2000         1999         1998          1997          1996
                                                                    ----------   ----------   ----------    ----------    ----------
Revenues ........................................................   $3,460,204   $2,893,962   $2,210,374    $1,950,868    $1,669,274
Gross profit ....................................................      357,817      295,907      223,287       182,183       160,788
Operating income ................................................       78,925       58,091       37,224        27,414        17,114
Income before extraordinary items ...............................       40,089       27,821       17,092         8,581         9,437
Extraordinary items--loss on early extinguishment
  of debt, net of income taxes ..................................           --           --       (4,777)       (1,004)           --
                                                                    ----------   ----------   ----------    ----------    ----------
Net income ......................................................   $   40,089   $   27,821   $   12,315    $    7,577    $    9,437
                                                                    ==========   ==========   ==========    ==========    ==========
Basic earnings per share: (a)
Income before extraordinary items ...............................   $     3.84   $     2.86   $     1.67    $     0.90    $     1.00
Extraordinary items--loss on early extinguishment
  of debt, net of income taxes ..................................           --           --        (0.47)        (0.11)           --
                                                                    ----------   ----------   ----------    ----------    ----------
Basic earnings per share ........................................   $     3.84   $     2.86   $     1.20    $     0.79    $     1.00
                                                                    ==========   ==========   ==========    ==========    ==========
Diluted earnings per share: (a)
Income before extraordinary items ...............................   $     2.95   $     2.21   $     1.46    $     0.84    $     0.96
Extraordinary items--loss on early extinguishment
  of debt, net of income taxes ..................................           --           --        (0.35)        (0.10)           --
                                                                    ----------   ----------   ----------    ----------    ----------
Diluted earnings per share ......................................   $     2.95   $     2.21   $     1.11    $     0.74    $     0.96
                                                                    ==========   ==========   ==========    ==========    ==========


                                                                    ----------------------------------------------------------------
BALANCE SHEET DATA                                                                         AS OF DECEMBER 31,
                                                                    ----------------------------------------------------------------
                                                                       2000         1999         1998          1997          1996
                                                                    ----------   ----------   ----------    ----------    ----------
Stockholders' equity (b) ........................................   $  233,503   $  170,249   $  119,816    $   95,323    $   83,883
Total assets ....................................................   $1,261,864   $1,052,246   $  801,002    $  660,654    $  620,700
Goodwill ........................................................   $   67,625   $   68,009   $   22,745    $      927            --
Notes payable ...................................................           --   $    1,150   $    8,314            --            --
Borrowings under working capital credit lines ...................           --           --           --    $    9,497    $   14,200
Other long-term debt, including current maturities ..............   $  116,056   $  116,534   $  116,086    $   62,657    $   72,405
Capital lease obligations .......................................   $      573   $      554   $      837    $    1,482    $    1,007

----------

(a) Effective December 31, 1997, EMCOR adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Accordingly, earnings per share information for years prior to December 31, 1997 has been restated to conform to this presentation.

(b) No cash dividends on EMCOR's common stock have been paid during the past five years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

HIGHLIGHTS

     Revenues for the year ended December 31, 2000 were $3.46 billion, compared to $2.89 billion and $2.21 billion for the years ended December 31, 1999 and 1998, respectively. Income before extraordinary item was $40.1 million for 2000, an increase of $12.3 million, or 44.1%, from $27.8 million for 1999. For 1998, income before extraordinary item was $17.1 million. Diluted earnings per share on income before extraordinary item were $2.95 per share for 2000, compared to $2.21 per share for 1999 and $1.46 per share for 1998.

OPERATING SEGMENTS

     EMCOR's business consists of the following operating segments: United States electrical construction and facilities services, United States mechanical construction and facilities services, Canada construction and facilities services and United Kingdom construction and facilities services. United States other services primarily represents those operations which principally provide consulting and maintenance services. Other international construction and facilities services represents EMCOR's operations outside of the United States, Canada, and the United Kingdom, primarily South Africa and the Middle East, performing electrical construction, mechanical construction and facilities services.

RESULTS OF OPERATIONS

REVENUES

     Revenues for the year ended December 31, 2000 increased 19.6% to $3.46 billion, compared to $2.89 billion of revenues for 1999. The $566.2 million increase in revenues for 2000 compared to 1999 was attributable to revenue growth from EMCOR's operations (excluding Building Technology Engineers of North America, LLC ("BTENA") and 1999 acquisitions) of $420.2 million, and to revenues from BTENA and 1999 acquisitions which approximated $146.0 million in incremental revenues during 2000. Revenues for 1999 of $2.89 billion represented a 30.9% increase over revenues of $2.21 billion for 1998. Companies acquired during 1999 and 1998 accounted for approximately $476.1 million of the $683.6 million increase in 1999 revenues over 1998.

     The following table presents EMCOR's revenues by operating segment and the approximate percentage of total revenues for the years ended December 31, 2000, 1999 and 1998 (in millions, except for percentages):

                                                                                    % OF                 % OF                  % OF
                                                                           2000     TOTAL      1999      TOTAL      1998       TOTAL
                                                                         --------  -------   --------    -----    --------     -----
Revenues:
   United States electrical construction and facilities services .....   $1,350.7   39%      $  993.1    34%      $  888.6     40%
   United States mechanical construction and facilities services .....    1,253.7   36%       1,053.7    36%         599.6     27%
   United States other services ......................................      172.3    5%          96.2     3%          14.4      1%
                                                                         --------            --------             --------
   Total United States operations                                         2,776.7   80%       2,143.0    74%       1,502.6     68%
   Canada construction and facilities services .......................      237.0    7%         196.7     7%         201.9      9%
   United Kingdom construction and facilities services ...............      446.2   13%         553.7    19%         493.3     22%
   Other international construction and facilities services ..........        0.3   --            0.6    --           12.6      1%
                                                                         --------            --------             --------
   Total worldwide operations ........................................   $3,460.2  100%      $2,894.0   100%      $2,210.4    100%
                                                                         ========            ========             ========

     Revenues for EMCOR's United States electrical construction and facilities services segment for 2000 increased by $357.6 million, or 36.0%, compared to 1999. The increase in revenues was due to favorable market conditions for most of the business units in the segment, and was primarily attributable to both new construction and renovation and retrofit jobs for commercial construction and the communication infrastructure and technology markets. Offsetting this overall increase was a decrease in new construction revenues for casino work, although this was partially offset by increased renovation and retrofit casino work. Additionally, certain industrial construction related renovation and retrofit revenues decreased principally due to these facilities not having as many shut-downs in production to perform major maintenance during 2000. The $104.5 million, or 11.8%, increase in 1999 revenues compared to 1998, was attributable to $23.0 million of revenues from companies acquired during 1999 and 1998 and $81.5 million, or a 9.2% increase, due to growth from the balance of EMCOR's United States electrical construction and facilities services businesses.

     United States mechanical construction and facilities services revenues increased $200.0 million, or 19.0%. The increase in revenues was primarily attributable to revenue growth from EMCOR's operations excluding acquisitions. Revenues from the impact of 1999 acquisitions contributed toward approximately $77.5 million of the increase. Eastern and Western United States based operations were the major contributors to the increase in revenue due to the continued strong renovation market and new construction markets in New York City, Houston, Connecticut, Denver and California. A $454.1 million, or 75.7%, increase in revenues for 1999 compared to 1998 was attributable to $377.5 million of revenues related to 1999 and 1998 acquisitions, and $76.6 million of the increase in revenues, or a 12.8% increase, was due to growth from the balance of EMCOR's United States mechanical construction and facilities services.

     United States other revenues increased by $76.1 million for 2000 compared to 1999. The primary source of the increase in 2000 was revenues of $68.6 million from BTENA and companies acquired during 1999, as well as increases from the balance of EMCOR's other United States operations. Revenues for 1999 increased by $81.8 million versus 1998, primarily attributable to revenues of $75.6 million from companies acquired during 1999 and 1998 and revenues from the balance of EMCOR's United States other operations.

     Revenues of Canada construction and facilities services increased by $40.3 million, or 20.5%, for 2000 as compared to 1999 revenues. The increase in revenues for 2000 compared with 1999 was primarily due to an increased level of activities in Eastern Canada, especially in the second half of 2000. The $5.2 million, or 2.6%, decrease in revenues for 1999 compared with 1998 was attributable to a reduced level of activities in Eastern Canada and from delays during 1999 in the commencement of certain projects caused by delays in the bidding process for certain jobs.

     United Kingdom construction and facilities services revenues decreased $107.5 million, or 19.4%, for 2000 compared to 1999 revenues principally due to the completion of the Jubilee Line project in London at the end of 1999. The $60.4 million, or 12.2%, increase in 1999 revenues compared with 1998 revenues was attributable to continued growth in selected construction and facilities markets, combined with an increase in revenues associated with two major projects.

     Revenues of the Other international construction and facilities services decreased for 2000 to $0.3 million, compared to $0.6 million for 1999 and $12.6 million for 1998. Other international construction and facilities services primarily consist of EMCOR's operations in the Middle East. Substantially all of the current projects in this operating segment are being performed by joint ventures, and accordingly, no revenue attributable to such joint ventures was recorded. In 1999, several projects in which EMCOR had majority ownership were completed. EMCOR continues to pursue new business selectively in these markets; however, the availability of opportunities has been significantly reduced as a result of local economic factors.

COST OF SALES AND GROSS PROFIT

     The following table presents EMCOR's cost of sales, gross profit, and gross profit as a percentage of revenues, for the years ended December 2000, 1999 and 1998 (in millions, except for percentages):

                                                2000        1999        1998
                                              --------    --------    --------
Cost of sales ..............................  $3,102.4    $2,598.1    $1,987.1
Gross profit ...............................  $  357.8    $  295.9    $  223.3
Gross profit as a percentage of revenues ...      10.3%       10.2%       10.1%

     Gross profit increased $61.9 million, or 20.9%, for 2000 compared to 1999. Gross profit as a percentage of revenues was 10.3% for 2000 compared to 10.2% for 1999. The increase in gross profit was due to the increase in revenues of EMCOR's operations excluding acquisitions, as well as incremental gross profit from companies acquired in 1999. The increase in gross profit as a percentage of revenues was primarily a result of an increase in gross profits on projects due to overall favorable market conditions, partially offset by losses on jobs in the South and North Carolina markets undertaken by EMCOR's Poole & Kent subsidiary prior to their acquisition by EMCOR. Gross profit increased $72.6 million, or 32.5%, for 1999 compared to 1998, and gross profit as a percentage of revenues increased 0.1% for the 1999 period compared with 1998. The increase in gross profit and gross profit as a percentage of revenues was primarily due to the mix of projects completed and in progress during 1999.

     The following table presents EMCOR's selling, general and administrative expenses, and selling, general and administrative expenses as a percentage of revenues for the years ended December 31, 2000, 1999 and 1998 (in millions, except for percentages):

                                                    2000       1999       1998
                                                  -------    -------    -------
Selling, general
  & administrative expenses ....................  $ 278.9    $ 237.8    $ 186.1
Selling, general & administrative
  expenses as a percentage of revenues .........      8.1%       8.2%       8.4%
Selling, general & administrative
  expenses as a percentage of revenues,
  excluding amortization of goodwill ...........      7.9%       8.1%       8.4%

     Selling, general and administrative expenses increased $41.1 million, or 17.3%, between 2000 and 1999. As a percentage of revenues, total selling, general and administrative expenses decreased by 0.1% to 8.1% in 2000 as compared to 8.2% in 1999. Selling, general and administrative expenses increased $51.7 million, or 27.8%, between 1999 and 1998. As a percentage of revenues, total selling, general and administrative expenses decreased by 0.2% to 8.2% in 1999 as compared to 8.4% in 1998. The dollar increase during 2000 compared to 1999 was attributable to the increase in revenues and corresponding increases in variable selling, general and administrative expenses required to support the increased revenue base, incremental fixed costs to support the current growth in operations, plus selling, general and administrative expenses associated with BTENA and 1999 acquisitions. The decrease in selling, general and administrative expenses as a percentage of revenues was primarily due to the leveraging of fixed costs over increased revenues. The increase in selling, general and administrative expenses for 1999 as compared to 1998 was primarily attributable to incremental selling, general and administrative expenses from companies acquired during 1999 and 1998, as well as the effect of the overall increase in revenues on variable indirect overhead costs. The decrease of 0.2% in total selling, general and administrative expenses as a percentage of revenues was primarily due to the leveraging of fixed costs over increased revenues and the generally lower total selling, general and administrative expenses as a percentage of revenues for companies acquired during 1999 and 1998.

     The following table presents EMCOR's operating income, and operating income as a percentage of segment revenues, for the years ended December 31, 2000, 1999 and 1998 (in millions, except for percentages):

                                                                                     % OF                % OF                % OF
                                                                                    SEGMENT             SEGMENT             SEGMENT
                                                                           2000    REVENUES    1999    REVENUES    1998    REVENUES
                                                                          ------   --------   ------   --------   ------   --------
Operating income (loss):
   United States electrical construction and facilities services ......   $ 58.6     4.3%     $ 38.5     3.9%     $ 36.3       4.1%
   United States mechanical construction and facilities services ......     36.4     2.9%       37.8     3.6%       21.0       3.5%
   United States other ................................................     (6.0)     --        (4.4)     --        (4.8)       --
                                                                          -----               ------              ------
   Total United States operations .....................................     89.0     3.2%       71.9     3.4%       52.5       3.5%
   Canada construction and facilities services ........................      5.2     2.2%        4.0     2.0%        5.0       2.5%
   United Kingdom construction and facilities services ................      6.0     1.4%        3.2     0.6%       (0.9)       --
   Other international construction and facilities services ...........      0.5      --        (0.3)     --        (1.3)       --
   Corporate administration ...........................................    (21.8)     --       (20.7)     --       (18.1)       --
                                                                          ------              ------              ------
   Total worldwide operations .........................................     78.9     2.3%       58.1     2.0%       37.2       1.7%
Other corporate items:
   Interest expense ...................................................     (9.7)              (10.5)              (11.1)
   Interest income ....................................................      2.4                 2.1                 3.6
                                                                          ------              ------              ------
   Income before taxes and extraordinary item .........................   $ 71.6               $49.7               $29.7
                                                                          ======              ======              ======

     Operating income increased for the United States electrical construction and facilities services operations for 2000 compared to 1999. The dollar increase in operating income for 2000 of $20.1 million, or 52.2%, as compared to 1999, was attributable to the continuing favorable market conditions due to increased renovation projects as well as new construction spending, particularly in Eastern and Western United States. As a percentage of revenues, operating income increased by 0.4% for 2000 as compared to 1999. Operating income for 1999 for the United States electrical construction and facilities services operations increased $2.2 million, or 6.0%, from 1998 levels due to the effect of businesses acquired during 1999 and 1998 as well as growth from the balance of EMCOR's operations.

     United States mechanical construction and facilities services operations operating income decreased $1.4 million for 2000, a 3.7% decrease over 1999 amounts. The decrease was primarily due to losses on jobs in the South and North Carolina markets undertaken by EMCOR's Poole & Kent subsidiary prior to its acquisition by EMCOR offsetting the increased operating income for most of the operations in this segment. For 1999 compared with 1998, operating income increased $16.9 million, or 80.5%, primarily due to growth of EMCOR's businesses and operating income contributed by businesses acquired during 1999 and 1998. As a percentage of revenues, operating income increased 0.1% from 1998 to 1999 and decreased 0.7% from 1999 to 2000, principally due to the reasons cited above.

     United States other operating losses increased $1.6 million for 2000 as compared to 1999 primarily due to the continuing development costs of the consulting and maintenance services operations. These operating losses for 1999 compared to 1998 decreased by $0.4 million primarily due to operating income from certain related businesses acquired during 1999 and 1998, partially offset by costs of development for the consulting and maintenance service operations.

     Canada construction and facilities services operations operating income increased by $1.2 million for 2000 compared to 1999 principally due to an increased level of activities in Eastern Canada. Operating income as a percentage of revenues increased 0.2% in 2000 compared to 1999 due to the jobs available in 2000 having higher gross profit margins. The 0.5% decrease in operating income as a percentage of revenues for 1999 compared to 1998 was primarily due to the decrease in revenues from Eastern Canada operations, attributable, among other things, to the delay in commencing certain projects in 1999 caused by delays in the bidding process for certain jobs.

     United Kingdom construction and facilities services operating income increased by $2.8 million for 2000 compared to 1999. The improvement was primarily attributable to the commencement of new projects that have resulted in higher gross profits in 2000 than in previous years due to improved market conditions. For 1999, operating income increased to $3.2 million as compared to operating losses of $0.9 million for 1998. This increase was attributable to growth in selected construction and facilities services markets in the United Kingdom.

     General corporate expenses for 2000 increased by $1.1 million from 1999 levels and increased by $2.6 million between 1999 and 1998. The increases are attributable to increased variable overhead costs associated with the Company's increased revenues, as well as incremental fixed costs to support growth in operations.

     Interest expense decreased by $0.8 million for 2000 compared to 1999 and by $0.5 million in 1999 compared to 1998, principally due to lower average outstanding borrowings.

     Interest income increased by $0.3 million for 2000 compared with 1999. Interest income decreased by $1.5 million for 1999 compared to 1998. This decrease for 1999 compared to 1998 was due to reduced cash available to invest after approximately $55.8 million was utilized for acquisitions in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     In 1998, EMCOR sold, pursuant to underwritten public offerings, $115.0 million principal amount of 5.75% convertible subordinated notes and 1,100,000 shares of its common stock. Interest on the 5.75% convertible subordinated notes is payable semi-annually. The 5.75% convertible subordinated notes are unsecured indebtedness of EMCOR and are convertible at any time into common stock of EMCOR at a conversion price of $27.34 per share.

     During the third quarter of 1998, EMCOR's Board of Directors authorized a stock repurchase program under which EMCOR may repurchase up to $20.0 million of its common stock. EMCOR did not repurchase shares during 2000 and, as of December 31, 2000, EMCOR had repurchased 1,132,000 shares of its Common Stock at an aggregate cost of approximately $16.8 million.

     Proceeds received from the sale of the 5.75% convertible subordinated notes along with proceeds from the sale of common stock were used to (a) redeem EMCOR's Series C Notes in the aggregate principal amount of $61.9 million; (b) repay then outstanding borrowings under its working capital credit facility; (c) prepay EMCOR's note in the aggregate principal amount of $5.5 million and accrued interest thereon payable to its subsidiary Sellco and (d) fund its acquisition of certain businesses through December 31, 1999.

     The following table presents EMCOR's net cash provided by operating activities, net cash used in investing activities and net cash (used in) provided by financing activities for the years ended December 31, 2000 and 1999 (in millions):

                                                             2000        1999
                                                            -------     -------
Net cash provided by operating activities ..............    $  91.4     $  34.5
Net cash used in investing activities ..................    $ (11.1)    $ (59.4)
Net cash (used in) provided by financing activities ....    $  (1.2)    $   0.4

     The Company's consolidated cash balance increased by $79.1 million from $58.6 million at December 31, 1999 to $137.7 million at December 31, 2000. Net cash provided by operating activities for 2000 was $91.4 million, an increase of $56.9 million from $34.5 million for 1999. The cash provided by operating activities was primarily due to increased net income, decreased net inventories and contracts in progress, increased accounts payable and accrued expenses, offset partially by increased accounts receivable. Net cash used in investing activities for 2000 of $11.1 million consisted primarily of $4.2 million for acquisitions of businesses and related earn-out payments, net proceeds received from other investments of $7.0 million and $16.7 million for the purchase of property, plant and equipment, versus $55.8 million, $6.8 million and $10.7 million used for the same activities for 1999, respectively. Net cash used in financing activities for 2000 of $1.2 million was primarily due to the repayments of long-term debt and capital lease obligations.

     On December 22, 1998, EMCOR and certain of its subsidiaries amended and restated a June 19, 1996 credit facility; the amended credit facility provides EMCOR with a credit facility for borrowings of up to $150.0 million. The amended credit facility, which has an expiration date of June 30, 2002, is guaranteed by certain direct and indirect subsidiaries of EMCOR. It is secured by substantially all of the assets of EMCOR and those subsidiaries, and it provides for borrowing capacity available in the form of revolving loans and/or letters of credit. The amended credit facility contains various covenants, including among other things, maintenance of certain financial ratios, and significant restrictions with respect to cumulative aggregate payments for dividends, common stock repurchases, investments, acquisitions, indebtedness, capital expenditures, and prepayments of subordinated debt, all as defined therein. The revolving loans bear interest at (1) a rate which is the prime commercial lending rate announced by Harris Trust and Savings Bank from time to time (9.5% at December 31, 2000) plus 0% to 0.5%, based on certain financial tests or (2) at a LIBOR rate (6.3% at December 31, 2000) plus 1.25% to 2.0% based on certain financial tests. The interest rates in effect at December 31, 2000 were 9.5% and 7.6%, respectively. Letters of credit fees issued under the credit facility ranging from 0.5% to 2.0% are charged based on type of letters of credit issued and certain financial tests. As of December 31, 2000 and 1999, EMCOR had approximately $12.1 million and $17.4 million of letters of credit outstanding, respectively. No revolving loans were outstanding under the credit facility at December 31, 2000 or 1999.

     In December 2000, the Company's Canadian subsidiary, Comstock Canada Ltd., renewed a credit agreement with a bank providing for an overdraft facility of up to Cdn. $0.5 million. The facility is secured by a standby letter of credit and provides for interest at the bank's prime rate (7.5% at December 31, 2000). There were no borrowings outstanding under this credit agreement at December 31, 2000 or 1999. The Canadian subsidiary may utilize EMCOR's credit facility for its working capital requirements.

     In 1998, EMCOR issued notes in connection with the acquisition of two companies. A principal payment of $1.0 million was made in August 1999 in respect of one note issued in August 1998, and a principal payment of the balance of $1.15 million was made in respect of that note in August 2000. Interest on the note was paid together with payments of principal. The other note, issued in the principal amount of $6.2 million in December 1998, was paid in full in January 1999.

     The Company believes that current cash balances and borrowing capacity available under lines of credit, combined with cash expected to be generated from operations, will be sufficient to provide short-term and foreseeable long-term liquidity and meet expected capital expenditure requirements.

CERTAIN INSURANCE MATTERS

     As of December 31, 2000, EMCOR was utilizing approximately $12.1 million of letters of credit obtained under its working capital credit facility as collateral for its current insurance obligations.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133", and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities" ("SFAS 138"), establishes for fiscal quarters of fiscal years beginning after June 15, 2000 accounting and reporting standards requiring derivative instruments, as defined, to be measured in the financial statements at fair value. SFAS 133 also requires that changes in the derivative instruments' fair value be recognized currently in earnings unless certain accounting criteria are met. EMCOR has evaluated this standard and has concluded that the provisions of SFAS 133 will have no significant effect on the financial condition or results of operations of EMCOR.

     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"). SFAS 140 is a replacement of Statement of Financial Accounting Standards No. 125. SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. EMCOR has evaluated this standard and has concluded that the provisions of SFAS 140 will not have a significant effect on the financial conditions or results of operations of EMCOR.

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

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES REFORM ACT OF 1995, PARTICULARLY STATEMENTS REGARDING MARKET OPPORTUNITIES, MARKET SHARE GROWTH, COMPETITIVE GROWTH, GROSS PROFIT, AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, BUT ARE NOT LIMITED TO ADVERSE CHANGES IN GENERAL ECONOMIC CONDITIONS, INCLUDING CHANGES IN THE SPECIFIC MARKETS FOR THE COMPANY'S SERVICES, ADVERSE BUSINESS CONDITIONS, DECREASED OR LACK OF GROWTH IN THE MECHANICAL AND ELECTRICAL CONSTRUCTION AND FACILITIES SERVICES INDUSTRIES, INCREASED COMPETITION, PRICING PRESSURES AND RISK ASSOCIATED WITH FOREIGN OPERATIONS AND OTHER FACTORS.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                               DECEMBER 31,
                                                         -----------------------
                                                            2000         1999
                                                         ----------   ----------
                                     ASSETS
Current assets:
   Cash and cash equivalents .........................   $  137,685   $   58,552
   Accounts receivable, less allowance for
     doubtful accounts of $36,917 and $31,083,
     respectively ....................................      825,803      713,593
   Costs and estimated earnings in excess
     of billings on uncompleted contracts ............      158,073      142,000
   Inventories .......................................        6,909        9,776
   Prepaid expenses and other ........................       10,290        9,018
                                                         ----------   ----------
     Total current assets ............................    1,138,760      932,939
Investments, notes and other long-term receivables ...       10,364        8,216
Property, plant and equipment, net ...................       38,959       36,509
Goodwill, less accumulated amortization of $8,822
  and $4,204, respectively ...........................       67,625       68,009
Other assets .........................................        6,156        6,573
                                                         ----------   ----------
Total assets .........................................   $1,261,864   $1,052,246
                                                         ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt and capital
     lease obligations ...............................  $      751   $    2,235
   Accounts payable ..................................     365,139      342,917
   Billings in excess of costs and estimated earnings
     on uncompleted contracts ........................     314,929      216,152
   Accrued payroll and benefits ......................     103,897       84,496
   Other accrued expenses and liabilities ............      67,671       67,539
                                                        ----------   ----------
     Total current liabilities .......................     852,387      713,339
Long-term debt and capital lease obligations .........     115,878      116,003
Other long-term obligations ..........................      60,096       52,655
                                                        ----------   ----------
Total liabilities ....................................   1,028,361      881,997
                                                        ----------   ----------
Stockholders' equity:
Preferred Stock, $0.10 par value, 1,000,000 shares
  authorized, zero issued and outstanding ............          --           --
Common Stock, $0.01 par value, 30,000,000 shares
  authorized, 10,470,624 and 10,427,690 shares
  issued and outstanding, respectively ...............         117          117
Capital surplus ......................................     167,742      142,894
Accumulated other comprehensive loss .................      (3,906)      (2,223)
Retained earnings ....................................      86,386       46,297
Treasury stock, at cost, 1,131,990 and
  1,131,995 shares, respectively .....................     (16,836)     (16,836)
                                                        ----------   ----------
Total stockholders' equity ...........................     233,503      170,249
                                                        ----------   ----------
Total liabilities and stockholders' equity ...........  $1,261,864   $1,052,246
                                                        ==========   ==========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            2000          1999          1998
                                         ----------    ----------    ----------
Revenues .............................   $3,460,204    $2,893,962    $2,210,374
Cost of sales ........................    3,102,387     2,598,055     1,987,087
                                         ----------    ----------    ----------
Gross profit .........................      357,817       295,907       223,287
Selling, general and
  administrative expenses ............      278,892       237,816       186,063
                                         ----------    ----------    ----------
Operating income .....................       78,925        58,091        37,224
Interest expense .....................       (9,705)      (10,520)      (11,041)
Interest income ......................        2,367         2,107         3,558
                                         ----------    ----------    ----------
Income before income taxes and
  extraordinary item .................       71,587        49,678        29,741
Income tax provision .................       31,498        21,857        12,649
                                         ----------    ----------    ----------
Income before extraordinary item .....       40,089        27,821        17,092
Extraordinary item - loss on early
  extinguishment of debt, net of
  income taxes .......................           --            --        (4,777)
                                         ----------    ----------    ----------
Net income ...........................   $   40,089    $   27,821    $   12,315
                                         ==========    ==========    ==========
Basic earnings per share:
Income before extraordinary item .....   $     3.84    $     2.86    $     1.67
Extraordinary item - loss on early
  extinguishment of debt, net of
  income taxes .......................           --            --         (0.47)
                                         ----------    ----------    ----------
Basic earnings per share .............   $     3.84    $     2.86    $     1.20
                                         ==========    ==========    ==========
Diluted earnings per share:
Income before extraordinary item .....   $     2.95    $     2.21    $     1.46
Extraordinary item - loss on early
  extinguishment of debt, net of
  income taxes .......................           --            --         (0.35)
                                         ----------    ----------    ----------
Diluted earnings per share ...........   $     2.95    $     2.21    $     1.11
                                         ==========    ==========    ==========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                   2000       1999       1998
                                                 --------   --------   --------
Cash flows from operating activities:
Net income ....................................  $ 40,089   $ 27,821   $ 12,315
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
  Depreciation and amortization ...............    11,483     10,675      9,846
  Amortization of goodwill ....................     4,618      3,418        734
  Provision for doubtful accounts .............     6,419      5,967      3,508
  Non-cash expense for amortization
    of debt issuance costs ....................     1,236      1,236        408
  Provision in lieu of income taxes ...........    24,422     15,645      8,151
  Non-cash portion of extraordinary item ......        --         --      3,152
  Other, net ..................................        --         --        416
                                                 --------   --------   --------
                                                   88,267     64,762     38,530
Change in operating assets and
  liabilities excluding effect
  of businesses acquired:
  Increase in accounts receivable .............  (118,629)   (96,875)   (27,219)
  Decrease in inventories and contracts
    in progress, net ..........................    76,376     17,784      1,236
  Increase (decrease) in accounts payable .....    22,222     36,830     (3,522)
  Increase in accrued payroll and
    benefits and other accrued expenses
    and liabilities ...........................    19,533      6,633     20,363
  Changes in other assets and
    liabilities, net ..........................     3,667      5,371      5,924
                                                 --------   --------   --------
Net cash provided by operating activities .....    91,436     34,505     35,312
                                                 --------   --------   --------
Cash flows from investing activities:
  Proceeds from sale of assets ................     2,765        347        308
  Purchase of property, plant and equipment ...   (16,698)   (10,737)   (10,946)
  Payments for acquisitions of businesses
    and related earn-out agreements ...........    (4,234)   (55,782)   (28,520)
  Net proceeds (disbursements) from
    other investments .........................     7,047      6,810     (1,073)
                                                 --------   --------   --------
Net cash used in investing activities .........   (11,120)   (59,362)   (40,231)
                                                 --------   --------   --------
Cash flows from financing activities:
  Proceeds from working capital credit lines ..   722,829    306,400         --
  Repayments of working capital credit lines ..  (722,829)  (306,400)    (9,497)
  Net repayments of long-term debt
    and capital lease obligations .............    (1,609)    (7,012)    (1,840)
  Repayment and redemption of Series C Notes ..        --         --    (61,854)
  Net proceeds from exercise of stock options .       426        221        518
  Premiums paid on early extinguishment
    of debt ...................................        --         --     (2,437)
  Repayment and redemption of Supplemental
    SellCo Note ...............................        --         --     (5,464)
  Issuance of convertible subordinated notes ..        --         --    115,000
  Net proceeds from exercise of common
    stock warrants ............................        --     10,015         --
  Net proceeds from issuance of common stock ..        --         --     22,485
  Purchase of common stock ....................        --     (2,868)   (13,968)
  Debt issuance costs .........................        --         --     (4,347)
                                                 --------   --------   --------
Net cash (used in) provided by
  financing activities ........................    (1,183)       356     38,596
                                                 --------   --------   --------
Increase (decrease) in cash and
  cash equivalents ............................    79,133    (24,501)    33,677
Cash and cash equivalents at beginning
  of year .....................................    58,552     83,053     49,376
                                                 --------   --------   --------
Cash and cash equivalents at end of year ......  $137,685   $ 58,552   $ 83,053
                                                 ========   ========   ========

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

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                        TOTAL                                     ACCUMULATED
                                        STOCK-                                       OTHER
                                       HOLDERS'    COMMON               CAPITAL  COMPREHENSIVE   RETAINED   TREASURY  COMPREHENSIVE
                                        EQUITY     STOCK    WARRANTS    SURPLUS     LOSS (1)     EARNINGS    STOCK       INCOME
                                      ---------    ------   --------   --------  -------------   --------   --------  -------------
Balance, December 31, 1997 .........  $  95,323    $   96   $ 2,154    $ 87,107    $  (195)       $ 6,161   $     --
  Net income .......................     12,315        --        --          --         --         12,315         --     $12,315
  Foreign currency translation
    adjustments ....................     (1,627)       --        --          --     (1,627)            --         --      (1,627)
                                                                                                                         -------
  Comprehensive income .............         --        --        --          --         --             --         --     $10,688
                                                                                                                         =======
  Provision in lieu of income taxes,
    net of benefit of extraordinary
    item of $3,381 .................      4,770        --        --       4,770         --             --         --
  Issuance of common stock .........     22,485        11        --      22,474         --             --         --
  Common stock issued under
    stock option plans .............        518         2        --         516         --             --         --
  Treasury stock, at cost ..........    (13,968)       --        --          --         --             --    (13,968)
                                      ---------    ------    ------    --------   --------        -------   --------
Balance, December 31, 1998 .........    119,816       109     2,154     114,867     (1,822)        18,476    (13,968)
  Net income .......................     27,821        --        --          --         --         27,821         --     $27,821
  Foreign currency translation
    adjustments ....................       (401)       --        --          --       (401)            --         --        (401)
                                                                                                                         -------
  Comprehensive income                       --        --        --          --         --             --         --     $27,420
                                                                                                                         =======
  Provision in lieu of
    income taxes ...................     15,645        --        --      15,645         --             --         --
  Common stock issued pursuant to
    warrants exercised .............     10,015         7    (1,190)     11,198         --             --         --
  Value of expired warrants ........         --        --      (964)        964         --             --         --
  Common stock issued under
    stock option plans .............        221         1        --         220         --             --         --
  Treasury stock, at cost ..........     (2,868)       --        --          --         --             --     (2,868)
                                      ---------    ------    ------    --------   --------        -------   --------
Balance, December 31, 1999 .........    170,249       117        --     142,894     (2,223)        46,297    (16,836)
  Net income .......................     40,089        --        --          --         --         40,089         --     $40,089
  Foreign currency translation
    adjustments ....................     (1,683)       --        --          --     (1,683)            --         --      (1,683)
                                                                                                                         -------
  Comprehensive income .............         --        --        --          --         --             --         --     $38,406
                                                                                                                         =======
  Provision in lieu of
    income taxes ...................     24,422        --        --      24,422         --             --         --
  Common stock issued under
    stock option plans .............        426        --        --         426         --             --         --
  Treasury stock, at cost ..........         --        --        --          --         --             --         --
                                      ---------    ------    ------    --------   --------        -------   --------
Balance, December 31, 2000 .........  $ 233,503    $  117    $   --    $167,742   $ (3,906)       $86,386   $(16,836)
                                      =========    ======    ======    ========   ========        =======   ========

----------
(1)  Represents cumulative foreign currency translation adjustments.

     The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A--NATURE OF OPERATIONS

     EMCOR Group, Inc., a Delaware corporation, and subsidiaries ("EMCOR") is one of the largest mechanical and electrical construction and facilities services firms in the United States, Canada, the United Kingdom and in the world. EMCOR specializes in the design, integration and installation, start-up of: (1) systems for the generation and distribution of electrical power, including power cables, conduits, distribution panels, transformers, generators, uninterruptible power supply systems and related switch gear and controls; (2) lighting systems, including fixtures and controls; (3) low-voltage systems, including fire alarm, security, and process control systems; (4) voice and data communications systems, including fiber-optic and low voltage copper cabling;
(5) heating, ventilation, air conditioning (collectively, "HVAC"), refrigeration and clean-room process ventilation systems and (6) plumbing, process and high-purity piping systems. EMCOR provides mechanical and electrical construction services and facilities services directly to corporations, municipalities and other governmental entities, owners/developers, and tenants of buildings. It also provides these services indirectly by acting as a subcontractor to construction managers, general contractors, systems suppliers and other subcontractors. Mechanical and electrical construction services generally fall into one of two categories: (1) large installation projects with contracts often in the multi-million dollar range that involve construction of industrial and commercial buildings and institutional and public works facilities or the fit-out of large blocks of space within commercial buildings and (2) smaller installation projects typically involving fit-out, renovation and retrofit work. In addition, EMCOR also provides services needed to support a customer's facilities not related to construction projects. These services, frequently referred to as facilities services, include customer based operations and maintenance, mobile maintenance and service, small modification and retrofit projects, consulting, program development and management for energy systems, and maintenance of facilities. These services are provided to a wide range of commercial, industrial, and institutional buildings including facilities at which EMCOR provided construction services and at which construction services were provided by others. Facilities services are frequently bundled to provide integrated service packages and may include services in addition to EMCOR's core mechanical and electrical services.

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

PRINCIPLES OF PREPARATION

     The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires EMCOR to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications of prior years data have been made in the accompanying consolidated financial statements where appropriate to conform to the current presentation.

REVENUE RECOGNITION

     Revenues from long-term contracts are recognized on the percentage-of-completion method. Percentage-of-completion is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. Certain of EMCOR's electrical contracting business units measure percentage-of-completion by the percentage of labor costs incurred to date for each contract to the estimated total labor costs for such contract. Revenues from services contracts are recognized as services are provided.

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

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)


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

     Costs and estimated earnings on uncompleted contracts and related amounts billed as of December 31, 2000 and 1999 were as follows (in thousands):

                                                      2000             1999
                                                   -----------      -----------
Costs incurred on uncompleted contracts ......     $ 5,552,430      $ 4,906,654
Estimated earnings ...........................         403,416          410,755
                                                   -----------      -----------
                                                     5,955,846        5,317,409
Less: billings to date .......................       6,112,702        5,391,561
                                                   -----------      -----------
                                                   $  (156,856)     $   (74,152)
                                                   ===========      ===========

     Such amounts were included in the accompanying Consolidated Balance Sheets at December 31, 2000 and 1999 under the following captions (in thousands):

                                                      2000             1999
                                                   -----------      -----------
Costs and estimated earnings in excess
  of billings on uncompleted contracts .......     $   158,073      $   142,000
Billings in excess of costs and estimated
  earnings on uncompleted contracts ..........        (314,929)        (216,152)
                                                   -----------      -----------
                                                   $  (156,856)     $   (74,152)
                                                   ===========      ===========

   As of December 31, 2000, costs and estimated earnings in excess of billings on uncompleted contracts included unbilled revenues for unapproved change orders of approximately $19.7 million and claims of approximately $12.8 million. In addition, accounts receivable as of December 31, 2000 includes claims and contractually billed amounts related to such contracts of approximately $20.1 million. Claims and related amounts included in accounts receivable aggregated approximately $28.3 million as of December 31, 1999. Generally, contractually billed amounts will not be paid by the customer to EMCOR until final resolution of related claims.

CLASSIFICATION OF CONTRACT AMOUNTS

   In accordance with industry practice, EMCOR classifies as current all assets and liabilities related to the performance of long-term contracts. The contracting cycle for certain long-term contracts may extend beyond one year and, accordingly, collection or payment of amounts related to these contracts may extend beyond one year. Accounts receivable at December 31, 2000 and 1999 included $160.9 million and $128.7 million, respectively, of retainage billed under terms of the contracts. EMCOR estimates that approximately 75% of retainage recorded at December 31, 2000 will be collected during 2001.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-- (CONTINUED)


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

INVESTMENTS, NOTES AND OTHER LONG-TERM RECEIVABLES

     Investments, notes and other long-term receivables at December 31, 2000 were $10.4 million compared to $8.2 million at December 31, 1999, and primarily consist of investments in joint ventures accounted for using the equity method of accounting.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is stated at cost. Depreciation is recorded principally using the straight-line method over estimated useful lives ranging from 3 to 40 years.

     Property, plant and equipment in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2000 and 1999 (in thousands):

                                                           2000          1999
                                                         --------      --------
Machinery and equipment ............................     $ 45,042      $ 42,233
Furniture and fixtures .............................       16,905        13,658
Land, buildings and leasehold improvements .........       24,740        21,449
                                                         --------      --------
                                                           86,687        77,340
Accumulated depreciation and amortization ..........      (47,728)      (40,831)
                                                         --------      --------
                                                         $ 38,959      $ 36,509
                                                         ========      ========

GOODWILL

     Goodwill at December 31, 2000 and 1999, was approximately $67.6 million and $68.0 million, respectively, and reflects the excess of cost over fair market value of net identifiable assets of companies acquired in purchase transactions. Goodwill is being amortized using the straight-line method over periods ranging from 5 to 20 years.

     At the end of each quarter, EMCOR reviews events and changes in circumstances to determine whether the recoverability of the carrying value of goodwill should be reassessed. Should events or circumstances indicate that the carrying value may not be recoverable based on undiscounted future cash flows, an impairment loss measured by the difference between the discounted future cash flows (or another acceptable method for determining fair value) and the carrying value of goodwill would be recognized by EMCOR. Through December 31, 2000, no adjustment for the impairment of goodwill carrying value has been required.

INSURANCE RESERVES

     EMCOR's insurance liability is determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. At December 31, 2000 and 1999, the estimated current portion of the discounted insurance liability was included in "Other accrued expenses and liabilities" in the accompanying Consolidated Balance Sheets. The non-current portion of the discounted insurance liability was included in "Other long-term obligations".

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-- (CONTINUED)


FAIR VALUE OF FINANCIAL INSTRUMENTS

     EMCOR's financial instruments include accounts receivable, investments, notes and other long-term receivables, long-term debt and other financing commitments, for which carrying values approximate their fair values.

     At December 31, 2000, the fair value of EMCOR's 5.75% Convertible Subordinated Notes was $116.2 million compared to the carrying value of $115.0 million. The fair value was estimated based on quoted market prices and market interest rates as of December 31, 2000.

FOREIGN OPERATIONS

     The financial statements and transactions of EMCOR's foreign subsidiaries are maintained in their functional currency and translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". Translation adjustments have been accumulated as a separate component of Stockholders' equity as Accumulated other comprehensive loss.

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

DERIVATIVES AND HEDGING ACTIVITIES

     Gains and losses on contracts designated as hedges of net investments in foreign subsidiaries are recognized in the Consolidated Statements of Stockholders' Equity and Comprehensive Income as a component of Accumulated other comprehensive loss.

     As of December 31, 2000, EMCOR did not have any forward contracts in effect, and the forward contracts in effect during the year were not material to the Consolidated Financial Statements.

VALUATION OF STOCK OPTION GRANTS

     EMCOR accounts for its stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). See Note I for pro forma information relating to treatment of EMCOR's stock options under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133", and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities" ("SFAS 138"), establishes for fiscal quarters of fiscal years beginning after June 15, 2000 accounting and reporting standards requiring derivative instruments, as defined, to be measured in the financial statements at fair value. SFAS 133 also requires that changes in the derivative instruments' fair value be recognized currently in earnings unless certain accounting criteria are met. EMCOR has evaluated this standard and has concluded that the provisions of SFAS 133 will have no significant effect on the financial condition or results of operations of EMCOR.

     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"). SFAS 140 is a replacement of Statement of Financial Accounting Standards No. 125. SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. EMCOR has evaluated this standard and has concluded that the provisions of SFAS 140 will not have a significant effect on the financial conditions or results of operations of EMCOR.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE C--ACQUISITIONS OF BUSINESSES

     During 2000, EMCOR paid additional consideration by reason of earn-outs for prior year acquisitions of an aggregate of $4.2 million in cash. During 1999, EMCOR acquired two businesses and paid additional consideration by reason of earn-outs with respect to prior year acquisitions of an aggregate of $55.8 million in cash. During 1998, EMCOR acquired ten businesses for an aggregate purchase price of $36.8 million, $28.5 million of which was paid in cash and $8.3 million was paid in notes made by EMCOR. The purchase price of certain transactions are subject to finalization based on certain contingencies provided for in the purchase agreements. These acquisitions were accounted for by the purchase method, and the purchase price has been allocated to the assets acquired and liabilities assumed, based upon the estimated fair values of these assets and liabilities at the dates of acquisition. Goodwill, representing the excess purchase price over the fair value of amounts assigned to the net tangible assets acquired, was $67.6 million and $68.0 million at December 31, 2000 and 1999, respectively, and is being amortized over periods of 5 to 20 years. Amortization expense for the years ended December 31, 2000, 1999 and 1998 was $4.6, $3.4 million and $0.7 million, respectively. The pro forma effect on EMCOR's revenues, net income and earnings per share for 1999 and 1998, as though the acquisitions occurred as of January 1 of each year, was not material.

NOTE D--EARNINGS PER SHARE

     The following tables summarize EMCOR's calculation of Basic and Diluted Earnings per Share ("EPS") for the years ended December 31, 2000, 1999 and 1998:

                                                                           PER
                                                 INCOME       SHARES      SHARE
2000                                           (NUMERATOR) (DENOMINATOR)  AMOUNT
----                                           -----------   ----------   -----
BASIC EPS
Income available to common stockholders ....   $40,089,000   10,440,089   $3.84
                                                                          =====
EFFECT OF DILUTIVE SECURITIES:
Convertible Subordinated Notes, including
  assumed interest savings, net of tax .....     3,967,500    4,206,291
Options ....................................            --      297,306
Warrants ...................................            --           --
                                               -----------   ----------
DILUTED EPS ................................   $44,056,500   14,943,686   $2.95
                                               ===========   ==========   =====

                                                                           PER
                                                 INCOME       SHARES      SHARE
1999                                           (NUMERATOR) (DENOMINATOR)  AMOUNT
----                                           -----------   ----------   -----
BASIC EPS
Income available to common stockholders ....   $27,821,000    9,732,930   $2.86
                                                                          =====
EFFECT OF DILUTIVE SECURITIES:
Convertible Subordinated Notes, including
  assumed interest savings, net of tax .....     4,099,750    4,206,291
Options ....................................            --      245,893
Warrants ...................................            --      259,708
                                               -----------   ----------
DILUTED EPS ................................   $31,920,750   14,444,822   $2.21
                                               ===========   ==========   =====

                                                                           PER
                                                 INCOME       SHARES      SHARE
1998                                           (NUMERATOR) (DENOMINATOR)  AMOUNT
----                                           -----------   ----------   -----
BASIC EPS
Income before extraordinary item
  available to common stockholders .........   $17,092,000   10,232,527   $1.67
                                                                          =====
EFFECT OF DILUTIVE SECURITIES:
Convertible Subordinated Notes, including
  assumed interest savings, net of tax .....     2,785,000    2,952,672
Options ....................................            --      215,531
Warrants ...................................            --      228,995
                                               -----------   ----------
DILUTED EPS ................................   $19,877,000   13,629,725   $1.46
                                               ===========   ==========   =====

     The number of EMCOR's options granted, which were excluded from the computation of Diluted EPS for the years ended December 31, 2000, 1999 and 1998 because they would be antidilutive, were 26,325, 211,720 and 306,785, respectively.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE E--CURRENT DEBT

1998 CREDIT FACILITY

     On December 22, 1998, EMCOR and certain of its subsidiaries amended and restated its June 19, 1996 credit facility; the amended credit facility provides EMCOR with a credit facility for borrowings of up to $150.0 million. The amended credit facility, which has an expiration date of June 30, 2002, is guaranteed by certain direct and indirect subsidiaries of EMCOR. It is secured by substantially all of the assets of EMCOR and those subsidiaries, and it provides for borrowing capacity available in the form of revolving loans and/or letters of credit. The amended credit facility contains various covenants, including among other things, maintenance of certain financial ratios, and significant restrictions with respect to cumulative aggregate payments for dividends, common stock repurchases, investments, acquisitions, indebtedness, capital expenditures, and prepayments of subordinated debt, all as defined therein. The revolving loans bear interest at (1) a rate which is the prime commercial lending rate announced by Harris Trust and Savings Bank from time to time (9.5% at December 31, 2000) plus 0% to 0.5%, based on certain financial tests or (2) a LIBOR rate (6.3% at December 31, 2000) plus 1.25% to 2.0% based on certain financial tests. The interest rates in effect at December 31, 2000 were 9.5% and 7.6%, respectively. Letters of credit fees issued under the credit facility ranging from 0.5% to 2.0% are charged based on type of letters of credit issued and certain financial tests. As of December 31, 2000 and 1999, EMCOR had approximately $12.1 million and $17.4 million of letters of credit outstanding, respectively. No revolving loans were outstanding under the 1998 Credit Facility at December 31, 2000 or 1999.

FOREIGN BORROWINGS

     In December 2000, EMCOR's Canadian subsidiary, Comstock Canada Ltd., renewed a credit agreement with a bank providing for an overdraft facility of up to Cdn. $0.5 million. The facility is secured by a standby letter of credit and provides for interest at the bank's prime rate (7.5% at December 31, 2000). There were no borrowings outstanding under this facility at December 31, 2000 or 1999. The Canadian subsidiary may utilize EMCOR's 1998 credit facility for any future working capital requirements.

NOTE F--LONG-TERM DEBT

     Long-term debt in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2000 and 1999 (in thousands):

                                                               2000       1999
                                                             --------   --------
Convertible Subordinated Notes
  at 5.75% due 2005 ......................................   $115,000   $115,000
Note Payable at 6.0%, due 2000 ...........................         --      1,150
Capitalized  Lease  Obligations at weighted average
  interest rates from 5.0% to 11.6%, payable in
  varying amounts through 2005 ...........................        573        554
Other, at weighted average interest rates of
  approximately 10.0%, payable in varying amounts
  through 2016 ...........................................      1,056      1,534
                                                             --------   --------
                                                              116,629    118,238
Less: current maturities .................................        751      2,235
                                                             --------   --------
                                                             $115,878   $116,003
                                                             ========   ========

CONVERTIBLE SUBORDINATED NOTES

     In March 1998, EMCOR sold, pursuant to an underwritten public offering, $115.0 million principal amount of 5.75% Convertible Subordinated Notes ("Subordinated Notes"). The Subordinated Notes will mature on April 1, 2005 and are general, unsecured obligations of EMCOR, subordinated in right to all existing and future Senior Indebtedness (as defined in the indenture pursuant to which Subordinated Notes were issued (the "Subordinated Indenture")) of EMCOR.

     The Subordinated Indenture does not contain any financial covenants or any restrictions on the payment of dividends, the repurchase of equity securities of EMCOR or the incurrence of Indebtedness (as defined in the Subordinated Indenture) or Senior Indebtedness. Holders of the Subordinated Notes have the right at any time to convert the Subordinated Notes into Common Stock of EMCOR at a conversion price of $27.34 per share.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE F--LONG-TERM DEBT -- (CONTINUED)


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

     On March 18, 1998, EMCOR called for redemption approximately $61.9 million principal amount of Series C Notes and irrevocably funded such amounts, together with the redemption premium, with the trustee of the Series C Notes. In accordance with the Indenture governing the Series C Notes, the redemption price of the Series C Notes was 104% of the principal amount redeemed. Accordingly, EMCOR recorded an extraordinary loss of $4.8 million net of income taxes related to the early retirement of debt. The extraordinary loss consisted primarily of the write-off of the associated debt discount plus the redemption premium and costs associated with the redemption, net of income tax benefits.

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

SELLCO NOTES

     On December 15, 1994, SellCo issued approximately $48.1 million principal amount of 12.0% Subordinated Contingent Payments Notes, due 2004, (the "SellCo Notes"). Interest is payable semiannually in additional SellCo Notes. Net Cash Proceeds (as defined in the Indenture pursuant to which the SellCo Notes were issued) from the sales of stock or assets of SellCo subsidiaries were to be used to redeem SellCo Notes. The SellCo Notes are not obligations of EMCOR and, accordingly, are not included in the accompanying Consolidated Balance Sheets as of December 31, 2000 and 1999. Since the date of issuance, approximately $21.5 million of the SellCo Notes have been redeemed with proceeds from the sale of stock and assets of SellCo subsidiaries and the prepayment by EMCOR of the Supplemental SellCo Note. The SellCo Notes mature on December 15, 2004 if not deemed canceled at an earlier date pursuant to the Indenture.

NOTES PAYABLE

     In 1998, EMCOR issued notes in connection with the acquisition of two companies. A principal payment of $1.0 million was made in August 1999 in respect of one note issued in August 1998, and a principal payment of the balance of $1.15 million was made in respect of that note in August 2000. Interest on the note was payable together with payments of principal. The other note, issued in the principal amount of $6.2 million in December 1998, was paid in full in January 1999.

CAPITALIZED LEASE OBLIGATIONS

     See Note K in the Notes to Consolidated Financial Statements.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE F--LONG-TERM DEBT -- (CONTINUED)

OTHER LONG-TERM DEBT

     Other long-term debt consists primarily of loans for real estate, office equipment, automobiles and building improvements. As of December 31, 2000 and 1999, respectively, other long-term debt, excluding current maturities, totaling $1.1 million and $1.5 million was owed by certain of EMCOR's subsidiaries. The aggregate amount of other long-term debt maturing during the next five years is approximately: $0.2 million in each of 2001 and 2002, $0.1 million in each of 2003, 2004 and 2005, and $0.4 million thereafter.

NOTE G--INCOME TAXES

     EMCOR files a consolidated federal income tax return including all its U.S. subsidiaries. At December 31, 2000, EMCOR had net operating loss carryforwards ("NOLs") for U.S. income tax purposes of approximately $40.0 million, which expire in the years 2009 through 2012. The NOLs are subject to review by the Internal Revenue Service. Future changes in ownership of EMCOR, as defined by
Section 382 of the Internal Revenue Code, could limit the amount of NOLs available for use in any one year. In the United Kingdom, EMCOR's wholly owned subsidiary, Drake & Scull, has a trading loss carry-forward of approximately $6.0 million. Trading losses may be carried forward, without a time limit, against future income from the same trade.

     EMCOR adopted Fresh-Start Accounting in connection with EMCOR's reorganization in December 1994. As a result, the tax benefit of any net operating loss carryforwards or net deductible temporary differences which existed as of December 15, 1994 will result in a charge to the tax provision (provision in lieu of income taxes) and to capital surplus. Amounts credited to capital surplus were $24.4 million, $15.6 million and $8.2 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     The income tax provision in the accompanying Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998 consisted of the following (in thousands):

                                                    2000       1999       1998
                                                  -------    -------    -------
Current:
  Federal ......................................  $ 1,364    $   872    $   302
  State and local ..............................    3,394      2,510      2,035
  Foreign ......................................    1,180      1,730      2,161
                                                  -------    -------    -------
                                                    5,938      5,112      4,498
                                                  -------    -------    -------
Deferred:
  Foreign ......................................    1,138      1,100         --
                                                  -------    -------    -------

Provision in lieu of income taxes ..............   24,422     15,645      8,151
                                                  -------    -------    -------
                                                  $31,498    $21,857    $12,649
                                                  =======    =======    =======

   Factors accounting for the variation from U.S. statutory income tax rates relating to continuing operations for the years ended December 31, 2000, 1999 and 1998 were as follows (in thousands):

                                                    2000       1999       1998
                                                  -------    -------    -------
Federal income taxes at the statutory rate .....  $25,055    $17,387    $10,409
State and local income taxes, net of
  federal tax benefits .........................    3,894      2,990      1,058
Foreign income taxes ...........................      890        271      1,247
Non-deductible goodwill amortization ...........    1,211        843        101
Other ..........................................      448        366       (166)
                                                  -------    -------    -------
                                                  $31,498    $21,857    $12,649
                                                  =======    =======    =======

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)



NOTE G--INCOME TAXES -- (CONTINUED)

     The components of the net deferred income tax liability (asset) included in "Other accrued expenses and liabilities" in the accompanying Consolidated Balance Sheets for the years ended December 31, 2000, and 1999 were as follows (in thousands):

                                                             2000        1999
                                                           --------    --------
Deferred tax liabilities:
Costs capitalized for financial statement purposes
  and deducted for income tax purposes .................   $  7,885    $ 23,407
                                                           --------    --------
Total deferred tax liabilities .........................      7,885      23,407
                                                           --------    --------
Deferred tax assets:
Net operating loss carryforwards .......................    (16,257)    (42,166)
Excess of amounts expensed for financial statement
  purposes over amounts deducted for income
  tax purposes .........................................    (49,900)    (64,149)
Other ..................................................     (6,403)     (2,899)
                                                           --------    --------
Total deferred tax assets ..............................    (72,560)   (109,214)
Valuation allowance for deferred tax assets ............     68,787      88,781
                                                           --------    --------
Net deferred tax assets ................................     (3,773)    (20,433)
                                                           --------    --------
Net deferred tax liability .............................   $  4,112    $  2,974
                                                           ========    ========

     Income before income taxes and extraordinary item for the years ended December 31, 2000, 1999, and 1998 consisted of the following (in thousands):

                                                  2000       1999        1998
                                                --------   --------    --------
United States ...............................   $ 59,105   $ 42,714    $ 27,130
Foreign .....................................     12,482      6,964       2,611
                                                --------   --------    --------
                                                $ 71,587   $ 49,678    $ 29,741
                                                ========   ========    ========

NOTE H--COMMON STOCK

     On March 18, 1998, EMCOR sold, pursuant to an underwritten public offering, 1,100,000 of its common stock at a price of $21.875 per share.

     As part of a program previously authorized by the Board of Directors, EMCOR purchased 174,100 and 957,900 shares of its common stock during 1999 and 1998, respectively. The aggregate amount of $16.8 million paid for those shares has been classified as "Treasury stock, at cost" in the Consolidated Balance Sheet at December 31, 2000. EMCOR management is authorized to repurchase up to $20.0 million of EMCOR's common stock under this program.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE I--STOCK OPTIONS AND WARRANTS

     EMCOR has stock based compensation plans under which employees receive stock options and outside directors receive stock options or shares of common stock. During 2000 and 1999, certain stock options were granted by the board of directors outside of established stock option plans. A summary of the general terms of the stock option and stock unit plans, plus other stock option grants follows:

                                                   AUTHORIZED                                                     EXERCISE
                                                     SHARES               VESTING           EXPIRATION              PRICE
                                                   ----------             -------           ----------            --------
1994 Management Stock Option Plan                   1,000,000           Generally,        Ten years from     Fair market value
  (the "1994 Plan")                                                   33 1/3% on each        grant date        of common stock
                                                                   anniversary of grant                         on grant date
                                                                           date

1995 Non-Employee Directors' Non-                    200,000        100% on grant date    Ten years from     Fair market value
  Qualified Stock Option Plan                                                               grant date        of common stock
  (the "1995 Plan")                                                                                             on grant date

1997 Non-Employee Directors' Non-                    300,000                (1)          Five years from     Fair market value
  Qualified Stock Option Plan                                                               grant date        of common stock
  (the "1997 Directors' Stock                                                                                 on grant date (3)
  Option Plan")

1997 Stock Plan for Directors (the                   150,000                (2)          Five years from     Fair market value
  "1997 Directors' Stock Plan")                                                             grant date         of common stock
                                                                                                              on grant date (4)

Other Stock Option Grants                        Not applicable      Generally, either    Ten years from     Fair market value
                                                                       100% on first        grant date        of common stock
                                                                   anniversary of grant                         on grant date
                                                                    date or 33 1/3% on
                                                                   each anniversary of
                                                                        grant date

----------

(1) At the election of an individual serving as a Director, the individual may elect to receive one-third, two-thirds or all of his retainer for a calendar year in the form of stock options. Such options become exercisable quarterly over the calendar year. In addition, the individual will receive additional stock options equal to the product of 0.5 times the amount of stock options otherwise issued as a result of his election.

(2) At the election of an individual serving as a Director, the individual may elect to receive one-third, two-thirds or all of his retainer for a calendar year in the form of deferred stock units equal in value to the retainer. In addition, the individual will receive additional deferred stock units equal to 0.2 times the amount of deferred stock units otherwise issued as a result of his election. Following termination of Board service, the director receives shares of common stock equal to the number of deferred stock units.

(3) The grant date is the first business day of a calendar year for individuals who are serving as Directors as of such date, and on the date of grant.

(4) The grant date is the first business day of a calendar year for individuals who are serving as Directors as of such date.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE I--STOCK OPTIONS AND WARRANTS -- (CONTINUED)


     The following table summarizes EMCOR's stock option activity since December 31, 1997:

                                                                                  1997                                  OTHER
                                                                            DIRECTORS' STOCK     1997 DIRECTORS'     STOCK OPTION
                                          1994 PLAN         1995 PLAN         OPTION PLAN          STOCK PLAN           GRANTS
                                      ----------------   ----------------   ----------------   ------------------   ----------------
                                              WEIGHTED           WEIGHTED            WEIGHTED            WEIGHTED           WEIGHTED
                                               AVERAGE            AVERAGE            AVERAGE              AVERAGE            AVERAGE
                                      SHARES    PRICE    SHARES    PRICE    SHARES    PRICE    SHARES      PRICE    SHARES    PRICE
                                      -------   ------   -------   ------   -------   ------   ---------   ------   -------   ------
Balance, December 31, 1997 ........   918,377   $11.12    67,500   $11.53        --       --          --       --        --       --
  Granted .........................    90,000   $20.06    18,000   $19.63    35,785   $19.94       1,800   $20.00        --       --
  Forfeited .......................  (205,000)  $19.73        --       --        --       --          --       --        --       --
  Exercised .......................   (81,676)  $ 5.29        --       --        --       --          --       --        --       --
                                      -------            -------            -------            ---------            -------
Balance, December 31, 1998 ........   721,701   $10.44    85,500   $13.24    35,785   $19.94       1,800   $20.00        --       --
  Granted .........................        --       --    18,000   $22.13    40,968   $16.19         330   $19.63   315,000   $18.49
  Forfeited .......................        --       --        --       --        --       --          --       --        --       --
  Exercised .......................   (16,933)  $ 9.13   (10,500)  $ 6.34        --       --      (1,200)  $20.00        --       --
                                      -------            -------            -------            ---------            -------
Balance, December 31, 1999 ........   704,768   $10.47    93,000   $15.74    76,753   $17.94         930   $19.87   315,000   $18.49
  Granted .........................        --       --    18,000   $27.13    45,612   $17.56          --       --    94,000   $18.44
  Forfeited .......................        --       --        --       --        --       --          --       --        --       --
  Exercised .......................   (23,001)  $ 7.54   (10,500)  $ 6.34    (6,828)  $16.19        (600)  $20.00    (2,000)  $16.50
                                      -------            -------            -------            ---------            -------
Balance, December 31, 2000 ........   681,767   $10.57   100,500   $18.76   115,537   $17.89         330   $19.63   407,000   $18.49
                                      =======            =======            =======            =========            =======

     At December 31, 2000, 1999 and 1998, approximately  1,005,000,  943,000 and
642,000 options were exercisable, respectively. The weighted average exercise price of exercisable options at December 31, 2000, 1999 and 1998 was approximately $12.77, $12.28 and $8.43, respectively.

     The following table summarizes information about EMCOR's stock options at December 31, 2000:

                 OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
----------------------------------------------------      --------------------
                                           WEIGHTED-                  WEIGHTED-
                             WEIGHTED-      AVERAGE                    AVERAGE
   RANGE OF                   AVERAGE      EXERCISE                   EXERCISE
EXERCISE PRICE   NUMBER   REMAINING LIFE     PRICE        NUMBER       PRICE
--------------   ------   --------------   ---------      ------      --------

  $4.75-$5.13    424,600    4.26 Years       $ 4.95       424,600      $ 4.95

  $9.38-$9.63     12,000    4.88 Years       $ 9.51        12,000      $ 9.51

 $14.13-$20.00   801,868    7.33 Years       $18.62       544,204      $18.55

 $20.38-$22.13    48,666    8.45 Years       $21.64        24,668      $21.66

    $27.13        18,000    9.57 Years       $27.13            --          --

     The weighted average fair value of options granted during 2000, 1999 and 1998 were $19.18, $18.41 and $15.18, respectively.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998: risk-free interest rates of 4.6% to 6.6% (representing the risk-free interest rate at the date of the grant); expected dividend yields of zero percent; expected terms of 3.3 to 6.5 years; and expected volatility of 71.2%, 73.6%, 87.3% and 79.8% for options granted during 2000, 1999, 1998 and 1997, respectively.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE I--STOCK OPTIONS AND WARRANTS -- (CONTINUED)


     EMCOR applies APB 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized in the accompanying Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998 for stock options granted during those years. Had compensation cost for these options been determined consistent with SFAS 123, EMCOR's net income, Basic EPS and Diluted EPS would have been reduced from the following as reported amounts to the following pro forma amounts (in thousands, except per share amounts):

                                                2000         1999         1998
                                               -------      -------      -------
Net income:
  As reported ...........................      $40,089      $27,821      $12,315
  Pro forma .............................      $37,204      $25,597      $10,176
Basic EPS:
  As reported ...........................      $  3.84      $  2.86      $  1.20
  Pro forma .............................      $  3.56      $  2.63      $  0.99
Diluted EPS:
  As reported ...........................      $  2.95      $  2.21      $  1.11
  Pro forma .............................      $  2.76      $  2.06      $  0.75

WARRANTS

     On December 15, 1994, EMCOR issued to the holders of $7,040,000 principal amount of its pre-bankruptcy petition 7.75% Convertible Subordinated Debentures and $9,600,000 principal amounts of its pre-bankruptcy petition 12.0% Subordinated Notes, their pro rata share of each of two series of five-year Warrants to purchase shares of Common Stock, namely Series X Warrants and Series Y Warrants, with an exercise price of $12.55 per share and $17.55 per share, respectively. In addition, approximately 28,000 Series X Warrants and 28,000 Series Y Warrants, were issued to Belmont Capital Partners II, L. P. as a portion of additional interest under a debtor-in-possession credit facility. During 1999, 600,603 Series X and 141,944 Series Y Warrants were exercised. All unexercised Series X and Series Y Warrants expired on December 15, 1999.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE J-- RETIREMENT PLANS

     EMCOR's United Kingdom subsidiary has a defined benefit pension plan covering substantially all eligible employees. The benefits under the plan are based on wages and years of service with the subsidiary. EMCOR's policy is to fund the minimum amount required by law.

     The change in benefit obligation and plan assets for the years ended December 31, 2000 and 1999 consisted of the following components (in thousands):

                                                             2000        1999
                                                           --------    --------
CHANGE IN PENSION BENEFIT OBLIGATION
Benefit obligation at beginning of year ................   $ 97,217    $ 87,574
Service cost ...........................................      6,028       6,285
Interest cost ..........................................      5,553       5,243
Changes in actuarial assumptions .......................      4,276       3,965
Benefits paid ..........................................     (4,209)     (2,881)
Foreign currency exchange rate changes .................     (7,377)     (2,969)
                                                           --------    --------
Benefit obligation at end of year ......................   $101,488    $ 97,217
                                                           --------    --------
CHANGE IN PENSION PLAN ASSETS
Fair value of plan assets at beginning of year .........   $101,247    $ 82,428
Actual return on plan assets ...........................     (1,359)     17,810
Employer contributions .................................      5,357       4,529
Plan participants' contributions .......................      2,529       2,155
Benefits paid ..........................................     (4,209)     (2,881)
Foreign currency exchange rate changes .................     (7,683)     (2,794)
                                                           --------    --------
Fair values of plan assets at end of year ..............   $ 95,882    $101,247
                                                           --------    --------

Funded status ..........................................   $ (5,606)   $  4,030
Unrecognized transition amount .........................       (278)       (383)
Unrecognized prior service cost ........................        409         518
Unrecognized losses/(gains) ............................      4,433      (6,338)
                                                           --------    --------
Net amount recognized ..................................   $ (1,042)   $ (2,173)
                                                           ========    ========
AMOUNTS RECOGNIZED IN THE CONSOLIDATED
  FINANCIAL STATEMENTS
Employer contributions .................................   $  5,357    $  4,529
Net periodic pension benefit cost ......................     (4,391)     (5,408)
Accrued pension cost brought forward ...................     (2,173)     (1,340)
Foreign currency exchange rate changes .................        165          46
                                                           --------    --------
Net amount recognized as accrued pension liability .....   $ (1,042)   $ (2,173)
                                                           ========    ========

     The assumptions used as of December 31, 2000, 1999 and 1998 in determining pension cost and liability shown above were as follows:

                                                  2000        1999        1998
                                                --------    --------    --------
Discount rate ...............................     6.0%        6.0%        6.0%
Annual rate of salary provision .............     4.0%        4.0%        6.5%
Annual rate of return on plan assets ........     7.0%        7.5%       10.0%

   For measurement purposes, a 2.5% annual rate of increase in the per capita cost of covered pension benefits was assumed for 2000 and 1999.

   The components of net periodic pension benefit cost for the years ended December 31, 2000, 1999 and 1998 were as follows (in thousands):

                                              -   2000        1999        1998
                                                -------    --------    --------
Service cost ................................   $ 6,028    $  6,285    $  4,994
Interest cost ...............................     5,553       5,243       5,554
Expected return on plan assets ..............     1,359     (17,810)     (9,666)
Net amortization of prior service cost
  and actuarial (gain)/loss .................    (8,549)     11,690       2,436
                                                -------    --------    --------
Net periodic pension benefit cost ...........   $ 4,391    $  5,408    $  3,318
                                                =======    ========    ========

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE J-- RETIREMENT PLANS -- (CONTINUED)

     EMCOR contributes to various union pension funds based upon wages paid to union employees of EMCOR. Such contributions approximated $88.9 million, $71.1 million and $57.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     EMCOR has a defined  contribution  retirement  plan  that  covers  its U.S.
non-union eligible employees. Contributions to this plan are based on a percentage of the employee's base compensation. The expense recognized for the years ended December 31, 2000, 1999 and 1998, for the defined contribution plan was $2.9 million, $2.2 million and $1.9 million, respectively.

NOTE K--COMMITMENTS AND CONTINGENCIES

     EMCOR and its subsidiaries lease land, buildings and equipment under various leases. The leases frequently include renewal options and require EMCOR to pay for utilities, taxes, insurance and maintenance expenses.

     Future minimum payments, by year and in the aggregate, under capital leases, non-cancelable operating leases and related sub-leases with initial or remaining terms of one or more years at December 31, 2000 were as follows (in thousands):

                                                CAPITAL   OPERATING    SUBLEASE
                                                 LEASE      LEASE       INCOME
                                                -------   ---------    --------
2001 .........................................   $ 366     $23,807      $  358
2002 .........................................     117      19,783         366
2003 .........................................      81      15,095         355
2004 .........................................      19      10,973         253
2005 .........................................      --       7,301          54
Thereafter ...................................      --      12,053          --
                                                 -----     -------      ------
Total minimum lease payment ..................     583     $89,012      $1,386
                                                           =======      ======
Amounts representing interest ................     (10)
                                                 -----
Present value of net minimum lease payments ..   $ 573
                                                 =====

     Rent expense for the years ended December 31, 2000, 1999 and 1998 was $25.4 million, $15.1 million and $12.1 million, respectively. Rent expense for the years ended December 31, 2000, 1999 and 1998 included sublease rental income of $0.6 million, $0.7 million and $0.1 million, respectively.

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

NOTE L--ADDITIONAL CASH FLOW INFORMATION

     The following presents information about cash paid for interest and income taxes for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                                  2000        1999         1998
                                                 ------      ------      -------
Cash paid during the year for:
  Interest ...................................   $8,290      $9,018      $10,849
  Income taxes ...............................   $4,039      $5,418      $ 1,480

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE M--SEGMENT INFORMATION

     EMCOR has the following reportable segments: United States electrical construction and facilities services, United States mechanical construction and facilities services, Canada construction and facilities services and United Kingdom construction and facilities services. United States other services primarily represents those operations which principally provide consulting and maintenance services. Other international construction and facilities services represents EMCOR's operations outside of the United States, Canada, and the United Kingdom, primarily in South Africa and the Middle East, performing electrical construction, mechanical construction and facilities services. Extraordinary item - loss on early extinguishment of debt, net of income taxes, of $4.8 million for the year ended December 31, 1998 is related to the Corporate Administration of EMCOR.

     The following presents information about industry segments and geographic areas for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                                                                   2000                 1999                1998
                                                                                -----------         -----------         -----------
Revenues from unrelated entities:
  United States electrical construction and facilities services ..............  $ 1,350,716         $   993,073         $   888,594
  United States mechanical construction and facilities services ..............    1,253,663           1,053,727             599,616
  United States other services ...............................................      172,279              96,150              14,392
                                                                                -----------         -----------         -----------
  Total United States operations .............................................    2,776,658           2,142,950           1,502,602
  Canada construction and facilities services ................................      236,961             196,694             201,918
  United Kingdom construction and facilities services ........................      446,251             553,654             493,278
  Other international construction and facilities services ...................          334                 664              12,576
                                                                                -----------         -----------         -----------
  Total worldwide operations .................................................  $ 3,460,204         $ 2,893,962         $ 2,210,374
                                                                                ===========         ===========         ===========
Total revenues:
  United States electrical construction and facilities services ..............  $ 1,373,977         $ 1,000,234         $   892,090
  United States mechanical construction and facilities services ..............    1,275,253           1,061,326             601,975
  United States other services ...............................................      175,246              96,843              14,449
  Less intersegment revenues .................................................      (47,818)            (15,453)             (5,912)
                                                                                -----------         -----------         -----------
  Total United States operations .............................................    2,776,658           2,142,950           1,502,602
  Canada construction and facilities services ................................      236,961             196,694             201,918
  United Kingdom construction and facilities services ........................      446,251             553,654             493,278
  Other international construction and facilities services ...................          334                 664              12,576
                                                                                -----------         -----------         -----------
  Total worldwide operations .................................................  $ 3,460,204         $ 2,893,962         $ 2,210,374
                                                                                ===========         ===========         ===========
Operating income (loss):
  United States electrical construction and facilities services ..............  $    58,644         $    38,485         $    36,315
  United States mechanical construction and facilities services ..............       36,345              37,815              20,955
  United States other services ...............................................       (5,989)             (4,390)             (4,783)
                                                                                -----------         -----------         -----------
  Total United States operations .............................................       89,000              71,910              52,487
  Canada construction and facilities services ................................        5,160               3,991               5,000
  United Kingdom construction and facilities services ........................        6,026               3,208                (876)
  Other international construction and facilities services ...................          551                (355)             (1,260)
  Corporate administration ...................................................      (21,812)            (20,663)            (18,127)
                                                                                -----------         -----------         -----------
  Total worldwide operations .................................................       78,925              58,091              37,224
Other corporate items:
  Interest expense ...........................................................       (9,705)            (10,520)            (11,041)
  Interest income ............................................................        2,367               2,107               3,558
                                                                                -----------         -----------         -----------
  Income before taxes and extraordinary item .................................  $    71,587         $    49,678         $    29,741
                                                                                ===========         ===========         ===========
Capital expenditures:
  United States electrical construction and facilities services ..............  $     3,495         $     3,689         $     2,928
  United States mechanical construction and facilities services ..............        5,938               3,012               2,473
  United States other services ...............................................        2,000                 655                 116
                                                                                -----------         -----------         -----------
  Total United States operations .............................................       11,433               7,356               5,517
  Canada construction and facilities services ................................        1,520                 804                 990
  United Kingdom construction and facilities services ........................        3,470               2,226               3,928
  Other international construction and facilities services ...................           --                 113                  48
  Corporate administration ...................................................          275                 238                 463
                                                                                -----------         -----------         -----------
  Total worldwide operations .................................................  $    16,698         $    10,737         $    10,946
                                                                                ===========         ===========         ===========

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE M--SEGMENT INFORMATION -- (CONTINUED)


                                                                                            2000             1999             1998
                                                                                           -------          -------          -------
Depreciation and amortization:
  United States electrical construction and facilities services ...................        $ 3,485          $ 3,284          $ 3,315
  United States mechanical construction and facilities services ...................          5,787            5,083            2,664
  United States other services ....................................................          3,067            2,329              526
                                                                                           -------          -------          -------
  Total United States operations ..................................................         12,339           10,696            6,505
  Canada construction and facilities services .....................................            836              680              651
  United Kingdom construction and facilities services .............................          2,858            2,550            3,072
  Other international construction and facilities services ........................             --               60              207
  Corporate administration ........................................................             68              107              145
                                                                                           -------          -------          -------
  Total worldwide operations ......................................................        $16,101          $14,093          $10,580
                                                                                           =======          =======          =======

                                                                                                            2000             1999
                                                                                                         ----------       ----------
Costs and estimated earnings in excess of billings on uncompleted contracts:
United States electrical construction and facilities services .......................................    $   46,323       $   38,889
United States mechanical construction and facilities services .......................................        91,741           83,044
United States other services ........................................................................         2,776            3,417
                                                                                                         ----------       ----------
Total United States operations ......................................................................       140,840          125,350
Canada construction and facilities services .........................................................         9,087            7,949
United Kingdom construction and facilities services .................................................         8,146            8,675
Other international construction and facilities services ............................................            --               26
                                                                                                         ----------       ----------
Total worldwide operations ..........................................................................    $  158,073       $  142,000
                                                                                                         ==========       ==========
Billings in excess of costs and estimated earnings on uncompleted contracts:
United States electrical construction and facilities services .......................................    $  190,276       $  103,278
United States mechanical construction and facilities services .......................................        93,477           79,535
United States other services ........................................................................         2,205            1,786
                                                                                                         ----------       ----------
Total United States operations ......................................................................       285,958          184,599
Canada construction and facilities services .........................................................         5,835            8,252
United Kingdom construction and facilities services .................................................        23,136           18,494
Other international construction and facilities services ............................................            --            4,807
                                                                                                         ----------       ----------
Total worldwide operations ..........................................................................    $  314,929       $  216,152
                                                                                                         ==========       ==========
Total assets:
United States electrical construction and facilities services .......................................    $  422,552       $  343,309
United States mechanical construction and facilities services .......................................       445,003          378,813
United States other services ........................................................................        85,099           58,950
                                                                                                         ----------       ----------
Total United States operations ......................................................................       952,654          781,072
Canada construction and facilities services .........................................................        60,122           62,141
United Kingdom construction and facilities services .................................................       136,645          151,414
Other international construction and facilities services ............................................        14,181           18,295
Corporate administration ............................................................................        98,262           39,324
                                                                                                         ----------       ----------
Total worldwide operations ..........................................................................    $1,261,864       $1,052,246
                                                                                                         ==========       ==========

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE N--SELECTED UNAUDITED QUARTERLY INFORMATION
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                    MARCH 31    JUNE 30     SEPT. 30     DEC. 31
                                    --------    --------    --------    --------
2000 QUARTERLY RESULTS
Revenues ........................   $741,522    $866,850    $921,568    $930,264
Gross profit ....................   $ 72,545    $ 85,343    $ 88,469    $111,460
Net income ......................   $  4,930    $  9,158    $ 11,479    $ 14,522
Basic EPS .......................   $   0.47    $   0.88    $   1.10    $   1.39
                                    ========    ========    ========    ========
Diluted EPS .....................   $   0.40    $   0.68    $   0.83    $   1.03
                                    ========    ========    ========    ========

1999 QUARTERLY RESULTS
Revenues ........................   $539,983    $696,489    $810,749    $846,741
Gross profit ....................   $ 51,955    $ 66,628    $ 78,017    $ 99,307
Net income ......................   $  2,051    $  5,427    $  8,639    $ 11,704
Basic EPS .......................   $   0.21    $   0.56    $   0.89    $   1.19
                                    ========    ========    ========    ========
Diluted EPS .....................   $   0.20    $   0.45    $   0.66    $   0.88
                                    ========    ========    ========    ========

NOTE O--LEGAL PROCEEDINGS

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

     On July 31, 1998, a former employee of a subsidiary of EMCOR filed a class-action complaint on behalf of the participants in two employee benefit plans sponsored by EMCOR against EMCOR and other defendants for breach of fiduciary duty under the Employee Retirement Income Security Act. All of the claims relate to alleged acts or omissions which occurred during the period May 1991 to December 1994. The principal allegations of the complaint are that the defendants breached their fiduciary duties by causing the plans to purchase and hold stock of EMCOR when it was then known as JWP, Inc. and when the defendants knew or should have known it was imprudent to do so. The plaintiff has not made claim for a specific dollar amount of damages but generally seeks to recover for the benefit plans the loss in the value of JWP, Inc. stock held by the plans. EMCOR and the other defendants intend to vigorously defend the case. Insurance coverage may be applicable under an EMCOR pension trust liability insurance policy for EMCOR and those present and former employees of EMCOR who are defendants in the action.

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of EMCOR Group, Inc.:

     We have audited the accompanying consolidated balance sheets of EMCOR Group, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows and stockholders' equity and comprehensive income for each of the three years in the period ended December 31, 2000. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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


Stamford, Connecticut
February 16, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

                                    PART III

     The Items comprising Part III information will be filed as an amendment to this Form 10-K no later than 120 days after December 31, 2000, the end of EMCOR's fiscal year covered by this Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1)  The following  consolidated  financial statements of EMCOR Group, Inc.
          and   Subsidiaries   are  included  in  Part  II,  Item  8:

          Financial Statements:

          Consolidated  Balance  Sheets--December 31, 2000 and 1999

          Consolidated  Statements of Operations--Years Ended December 31, 2000,
            1999 and 1998

          Consolidated  Statements of Cash Flows--Years Ended December 31, 2000,
            1999 and 1998

          Consolidated  Statements  of  Stockholders'  Equity and  Comprehensive
            Income--Years Ended December 31, 2000, 1999 and 1998

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

                                   SCHEDULE II

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                         BALANCE AT                     ADDITIONS
                                                         BEGINNING     COSTS AND      CHARGED TO                       BALANCE AT
                    DESCRIPTION                           OF YEAR       EXPENSES    OTHER ACCOUNTS    DEDUCTIONS (1)   END OF YEAR
-----------------------------------------                ----------     ---------    --------------    --------------   -----------

          ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year Ended December 31, 2000 .........................    $31,083         6,419             --              (585)        $36,917
Year Ended December 31, 1999 .........................    $24,006         5,967          5,094            (3,984)        $31,083
Year Ended December 31, 1998 .........................    $20,456         3,508            475              (433)        $24,006

----------
(1) Deductions represent uncollectible balances of accounts receivable written off, net of recoveries.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

                                                               INCORPORATED
EXHIBIT                                                    BY REFERENCE TO, OR
  NO.                       DESCRIPTION                        PAGE NUMBER
 ----                       -----------                    -------------------

  2(a)   -   Disclosure Statement and Third Amended       Exhibit 2(a) to
             Joint Plan of Reorganization (the "Plan      EMCOR's Registration
             of Reorganization") proposed by EMCOR        Statement on Form 10
             Group, Inc. (formerly JWP INC.) (the         as originally filed
             "Company" or "EMCOR") and its subsidiary     March 17, 1995
             SellCo Corporation ("SellCo"), as            (the "Form 10")
             approved for dissemination by the United
             States Bankruptcy Court, Southern
             District of New York (the "Bankruptcy
             Court"), on August 22, 1994.

  2(b)   -   Modification to the Plan of Reorganization   Exhibit 2(b) to
             dated September 29, 1994                     Form 10

  2(c)   -   Second Modification to the Plan of           Exhibit 2(c) to
             Reorganization dated September 30, 1994      Form 10

  2(d)   -   Confirmation Order of the Bankruptcy Court   Exhibit 2(d) to
             dated September 30, 1994 (the                Form 10
             "Confirmation Order") confirming the Plan of Reorganization, as amended

  2(e)   -   Amendment to the Confirmation Order          Exhibit 2(e) to
             dated December 8, 1994                       Form 10

  2(f)   -   Post-confirmation modification to the Plan   Exhibit 2(f) to
             of Reorganization entered on                 Form 10
             December 13, 1994

3(a-1)   -   Restated Certificate of Incorporation of     Exhibit 3(a-5) to
             EMCOR filed December 15, 1994                Form 10

3(a-2)   -   Amendment dated November 28, 1995 to the     Exhibit 3(a-2) to
             Restated Certificate of Incorporation of     EMCOR's Annual
             EMCOR                                        Report on Form 10-K
                                                          for the year ended
                                                          December 31, 1995
                                                          (the "1995
                                                          Form 10-K")

3(a-3)   -   Amendment dated February 12, 1998 to the     Exhibit 3(a-3) to
             Restated Certificate of Incorporation        EMCOR's Annual Report
                                                          on Form 10-K for
                                                          the year ended
                                                          December 31, 1997
                                                          (the "1997 Form 10-K")

  3(b)   -   Amended and Restated By-Laws                 Exhibit 3(b) to
                                                          EMCOR's Annual Report
                                                          on Form 10-K for
                                                          the year ended
                                                          December 31, 1998
                                                          (the "1998 Form 10-K")


  3(c)   -   Rights Agreement dated March 3, 1997         Exhibit 1 to EMCOR's
             between EMCOR and the Bank of New York       Report on Form 8-K
                                                          dated March 3, 1997


   4.1   -   Amendment and Restatement of Credit          Exhibit 4.1 to 1998
             Agreement (the "Credit Agreement") dated     Form 10-K
             as of December 22, 1998 among EMCOR,
             certain of its subsidiaries and Harris
             Trust and Savings Bank, individually and as agent, and the Lenders which are or become Parties thereto*

   4.2       Subordinated Indenture dated as of March     Exhibit 4(b) to
             18, 1998 ("Indentured") between EMCOR and    EMCOR's Quarterly
             State Street Bank and Trust Company, as      Report on Form 10-Q
             Trustee ("State Street Bank")                for the quarter
                                                          ended March 31, 1998
                                                          ("March 1998
                                                          Form 10-Q")

   4.3       First Supplemental Indenture dated as of     Exhibit 4(c) to
             March 18, 1998 to Indenture between EMCOR    March 1998 Form 10-Q
             and State Street Bank

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                          EXHIBIT INDEX -- (CONTINUED)

                                                               INCORPORATED
EXHIBIT                                                    BY REFERENCE TO, OR
  NO.                       DESCRIPTION                        PAGE NUMBER
 ----                       -----------                    -------------------

 4.4         Indenture dated as of December 15, 1994,     Exhibit 4.4 to
             between SellCo and Fleet National Bank of    Form 10
             Connecticut, as trustee, in respect of
             SellCo's 12% Subordinated Contingent
             Payment Notes, Due 2004

10(a)        Amended and Restated Employment Agreement    Exhibit 10(a) to
             made as of May 4, 1999 between EMCOR and     EMCOR's Quarterly
             Frank T. MacInnis                            Report on Form 10-Q
                                                          for the quarter
                                                          ended June 30, 1999
                                                          ("June 1999
                                                          Form 10-Q")

10(b)        Amended and Restated Employment Agreement    Exhibit 10(b) to
             made as of May 4, 1999 between EMCOR and     June 1999 Form 10-Q
             Sheldon I. Cammaker

10(c)        Amended and Restated Employment Agreement    Exhibit 10(b) to
             made as of May 4, 1999 between EMCOR and     June 1999 Form 10-Q
             Leicle E. Chesser

10(d)        Amended and Restated Employment Agreement    Exhibit 10(e) to
             made as of May 4, 1999 between EMCOR and     June 1999 Form 10-Q
             Jeffrey M. Levy

10(e)        Amended and Restated Employment Agreement    Exhibit 10(f) to
             made as of May 4, 1999 between EMCOR and R. June 1999 Form 10-Q Kevin Matz

10(f)        Amended and Restated Employment Agreement    Exhibit 10(g) to
             made as of May 4, 1999 between EMCOR and     June 1999 Form 10-Q
             Mark A. Pompa

10(g-1)      1994 Management Stock Option Plan ("1994     Exhibit 10(o) to
             Option Plan")                                Form 10

10(g-2)      Amendment to Section 12 of the 1994 Option   Page
             Plan*

10(g-3)      Amendment to Section 13 of the 1994 Option   Page
             Plan*

10(h-1)      1995 Non-Employee Directors' Non-Qualified   Exhibit 10(p) to
             Stock Option Plan ("1995 Option Plan")       Form 10

10(h-2)      Amendment to Section 10 of the 1995 Option   Page
             Plan*

10(i-1)      1997 Non-Employee Directors' Non-Qualified   Exhibit 10(k) to
             Stock Option Plan ("1997 Option Plan")       1999 Form 10-K

10(i-2)      Amendment to Section 9 of the 1997 Option    Page
             Plan*

 10(j)       1997 Stock Plan for Directors                Exhibit 10(l) to
                                                          1999 Form 10-K

10(k-1)      Continuity Agreement dated as of June 22,    Exhibit 10(a) to
             1998 between Frank T. MacInnis and EMCOR     EMCOR's Quarterly
             ("MacInnis Continuity Agreement")            Report on Form 10-Q
                                                          for the quarter ended
                                                          June 30, 1998 ("June
                                                          1998 Form 10-Q")

10(k-2)      Amendment dated as of May 4, 1999 to         Exhibit 10(h) to
             MacInnis Continuity Agreement                June 1999 Form 10-Q


10(l-1)      Continuity Agreement dated as of June 22,    Exhibit 10(c) to the
             1998 between Sheldon I. Cammaker and EMCOR   June 1998 Form 10-Q
             ("Cammaker Continuity Agreement")

10(l-2)      Amendment dated as of May 4, 1999 to         Exhibit 10(i) to
             Cammaker Continuity Agreement                June 1999 Form 10-Q

10(m-1)      Continuity Agreement dated as of June 22,    Exhibit 10(d) to the
             1998 between Leicle E. Chesser and EMCOR     June 1998 Form 10-Q
             ("Chesser Continuity Agreement")

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                          EXHIBIT INDEX -- (CONTINUED)

                                                               INCORPORATED
EXHIBIT                                                    BY REFERENCE TO, OR
  NO.                       DESCRIPTION                        PAGE NUMBER
 ----                       -----------                    -------------------

10(m-2)      Amendment dated as of May 4, 1999 to         Exhibit 10(j) to
             Chesser Continuity Agreement                 June 1999 Form 10-Q

10(n-1)      Continuity Agreement dated as of June 22,    Exhibit 10(b) to the
             1998 between Jeffrey M. Levy and EMCOR       June 1998 Form 10-Q
             ("Levy Continuity Agreement")

10(n-2)      Amendment dated as of May 4, 1999 to Levy    Exhibit 10(l) to
             Continuity Agreement                         June 1999 Form 10-Q

10(o-1)      Continuity Agreement dated as of June 22,    Exhibit 10(f) to the
             1998 between R. Kevin Matz and EMCOR ("Matz June 1998 Form 10-Q Continuity Agreement")

10(o-2)      Amendment dated as of May 4, 1999 to Matz    Exhibit 10(m) to
             Continuity Agreement                         June 1999 Form 10-Q




10(p-1)      Continuity Agreement dated as of June 22,    Exhibit 10(g) to the
             1998 between Mark A. Pompa and EMCOR         June 1998 Form 10-Q
             ("Pompa Continuity Agreement")

10(p-2)      Amendment dated as of May 4, 1999 to Pompa   Exhibit 10(n) to
             Continuity Agreement                         June 1999 Form 10-Q

 10(q)       Release and Settlement Agreement dated       Exhibit 10(q) to
             December 22, 1999 between EMCOR and Thomas   EMCOR's Annual Report
             D. Cunningham                                on Form 10-K for
                                                          the year ended
                                                          December 31, 1999

 10(r)       Executive Stock Bonus Plan*                  Page

    11       Computation of Basic EPS and Diluted EPS     Page
             for the years ended December 2000 and 1999*

    21       List of Significant Subsidiaries*            Page

    23       Consent of Arthur Andersen LLP*              Page

-------
*Filed Herewith

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

                                        EMCOR GROUP, INC.
                                        (Registrant)

Date: February 20, 2001                 by        /s/ FRANK T. MACINNIS
                                                  ---------------------
                                                      FRANK T. MACINNIS
                                         CHAIRMAN OF THE BOARD OF DIRECTORS AND
                                                 CHIEF EXECUTIVE OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON FEBRUARY 20, 2001.

         /s/ FRANK T. MACINNIS            Chairman of the Board of Directors and
         ---------------------                    Chief Executive Officer
           Frank T. MacInnis

        /s/ STEPHEN W. BERSHAD                           Director
        ----------------------
          Stephen W. Bershad

         /s/ DAVID A. B. BROWN                           Director
         ---------------------
           David A. B. Brown

      /s/ GEORGES L. DE BUFFEVENT                        Director
      ---------------------------
        Georges L. de Buffevent

         /s/ ALBERT FRIED, JR.                           Director
         ---------------------
           Albert Fried, Jr.

       /s/ RICHARD F. HAMM, JR.                          Director
       ------------------------
         Richard F. Hamm, Jr.

          /s/ KEVIN C. TONER                             Director
          ------------------
            Kevin C. Toner

         /s/ LEICLE E. CHESSER                 Executive Vice President and
         ---------------------                    Chief Financial Officer
           Leicle E. Chesser

           /s/ MARK A. POMPA                   Vice President and Controller
           -----------------
             Mark A. Pompa