Form 10-Q
period 2001-03-31
EMCOR GROUP INC
filed 2001-04-24
CIK 105634

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

                  For the quarterly period ended March 31, 2001
                                                 --------------
                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

--------------------------------------------------------------------------------

                          Commission file number 0-2315
                                                 ------

                                EMCOR Group, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                    11-2125338
----------------------------------------         -------------------------------
    (State or other jurisdiction of              (I.R.S. Employer Identification
     incorporation or organization)                          Number)


    101 Merritt Seven Corporate Park
          Norwalk, Connecticut                             06851-1060
----------------------------------------         -------------------------------
(Address of principal executive offices)                   (Zip Code)

            (203) 849-7800
----------------------------------------
    (Registrant's telephone number)

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days.     Yes X    No
                                                 ---     ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

      Number of shares of Common Stock outstanding as of the close of business on April 20, 2001: 10,513,156 shares.

                                EMCOR GROUP, INC.
                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I - FINANCIAL INFORMATION

Item 1     Financial Statements

           Condensed Consolidated Balance Sheets -
           as of March 31, 2001 and December 31, 2000                          1

           Condensed Consolidated Statements of Operations -
           three months ended March 31, 2001 and 2000                          3

           Condensed Consolidated Statements of Cash Flows -
           three months ended March 31, 2001 and 2000                          4

           Condensed Consolidated Statements of Stockholders'
           Equity and Comprehensive Income -
           three months ended March 31, 2001 and 2000                          5

           Notes to Condensed Consolidated Financial Statements                6


Item 2     Management's Discussion and Analysis of Results of Operations
           and Financial Condition                                            10

PART II - OTHER INFORMATION

Item 1     Legal Proceedings                                                  16

Item 4     Submission of Matters to a Vote of Security Holders                16

Item 6     Exhibits and Reports on Form 8-K                                   16

PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
================================================================================
                                                       March 31,    December 31,
                                                         2001           2000
                                                      (Unaudited)
--------------------------------------------------------------------------------

               ASSETS

CURRENT ASSETS:

    Cash and cash equivalents                          $  148,670     $  137,685
    Accounts receivable, net                              818,047        825,803
    Costs and estimated earnings in excess
        of billings on uncompleted contracts              168,016        158,073
    Inventories                                             6,983          6,909
    Prepaid expenses and other                              8,998         10,290
                                                   -----------------------------

        TOTAL CURRENT ASSETS                            1,150,714      1,138,760

Investments, notes and other long-term
    receivables                                            11,110         10,364

Property, plant and equipment, net                         39,009         38,959

Goodwill, net                                              66,296         67,625

Other assets                                                5,960          6,156
                                                   -----------------------------

       TOTAL ASSETS                                    $1,273,089     $1,261,864
                                                   =============================



See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries



CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
================================================================================
                                                       March 31,    December 31,
                                                         2001           2000
                                                      (Unaudited)
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt and
       capital lease obligations                        $      667    $     751
    Accounts payable                                       316,994      365,139
    Billings in excess of costs and estimated
       earnings on uncompleted contracts                   352,123      314,929
    Accrued payroll and benefits                           114,361      103,897
    Other accrued expenses and liabilities                  67,166       67,671
                                                     ---------------------------
       TOTAL CURRENT LIABILITIES                           851,311      852,387

    Long-term debt and capital lease obligations           115,839      115,878

    Other long-term obligations                             63,720       60,096
                                                     ---------------------------
       TOTAL LIABILITIES                                 1,030,870    1,028,361
                                                     ---------------------------

STOCKHOLDERS' EQUITY:
    Preferred stock, $0.10 par value, 1,000,000
       shares authorized, zero issued and outstanding           --           --
    Common stock, $0.01 par value, 30,000,000 shares
       authorized, 10,459,861 shares issued
       and outstanding                                         117          117
    Capital surplus                                        173,282      167,742
    Accumulated other comprehensive income                  (6,387)      (3,906)
    Retained earnings                                       92,043       86,386
    Treasury stock, at cost, 1,131,990 shares              (16,836)     (16,836)
                                                     ---------------------------

       TOTAL STOCKHOLDERS' EQUITY                          242,219      233,503
                                                     ---------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $1,273,089   $1,261,864
                                                     ===========================


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)
================================================================================

Three months ended March 31,                            2001          2000
--------------------------------------------------------------------------------

REVENUES                                              $837,555      $741,522
Cost of sales                                          757,036       668,977
                                               ---------------------------------

GROSS PROFIT                                            80,519        72,545
Selling, general and administrative expenses            69,673        61,998
                                               ---------------------------------
OPERATING INCOME                                        10,846        10,547
Interest expense, net                                      742         1,744
                                               ---------------------------------
Income before income taxes                              10,104         8,803
Income tax provision                                     4,447         3,873
                                               ---------------------------------
NET INCOME                                            $  5,657      $  4,930
                                               ---------------------------------

BASIC EARNINGS PER SHARE                              $   0.54      $   0.47
                                               =================================
DILUTED EARNINGS PER SHARE                            $   0.44      $   0.40
                                               =================================


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)

======================================================================================

Three months ended March 31,                                     2001         2000
--------------------------------------------------------------------------------------

Cash flows from operating activities:
    Net income                                                 $  5,657     $  4,930
    Depreciation and amortization                                 3,015        2,525
    Amortization of goodwill                                      1,321          924
    Other non-cash expenses                                       4,460        4,276
    Changes in operating assets and liabilities                     (77)     (15,633)
                                                               --------     --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              14,376       (2,978)
                                                               --------     --------

Cash flows from investing activities:
    Proceeds from sale of assets                                  1,162          921
    Purchase of property, plant and equipment                    (4,227)      (4,038)
    Net (disbursements) proceeds from other investments            (746)       5,933
                                                               --------     --------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES              (3,811)       2,816
                                                               --------     --------

Cash flows from financing activities:
    Net repayments of long-term debt and capital lease
       obligations                                                 (123)        (276)
    Net proceeds from exercise of stock options                     543           --
                                                               --------     --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 420         (276)
                                                               --------     --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 10,985         (438)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                  137,685       58,552
                                                               --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $148,670     $ 58,114
                                                               ========     ========
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for:
       Interest                                                $      97    $    129
       Income taxes                                            $   1,623    $    841



See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------

                                                                         ACCUMULATED
                                                                            OTHER
                                                 COMMON      CAPITAL     COMPREHENSIVE     RETAINED      TREASURY   COMPREHENSIVE
                                     TOTAL        STOCK      SURPLUS        LOSS (1)       EARNINGS       STOCK        INCOME
---------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000           $170,249     $117        $ 142,894        $(2,223)       $46,297       $(16,836)
    Net income                        4,930       --               --             --          4,930             --     $  4,930
    Foreign currency translation
       adjustments                      (45)      --               --            (45)            --             --          (45)
                                                                                                                      ---------
    Comprehensive income                 --       --               --             --             --             --     $  4,885
                                                                                                                      =========
    Provision in lieu of income
       taxes                          2,894       --            2,894             --             --             --
                                 -----------------------------------------------------------------------------------
Balance, March 31, 2000            $178,028     $117        $ 145,788        $(2,268)       $51,227       $(16,836)
                                 ===================================================================================
Balance, January 1, 2001           $233,503     $117        $ 167,742        $(3,906)       $86,386       $(16,836)
    Net income                        5,657       --               --             --          5,657             --     $  5,657
    Foreign currency translation
       adjustments                   (2,481)      --               --         (2,481)            --             --       (2,481)
                                                                                                                      ---------
                                                                                                                          3,176
    Comprehensive income                 --       --               --             --             --             --    =========
    Provision in lieu of income
       taxes                          3,260       --            3,260             --             --             --
    Common stock issued under
       stock option plans               543       --              543             --             --             --
    Value of Restricted Stock
       Units (2)                      1,737       --            1,737             --             --             --
                                 -----------------------------------------------------------------------------------
Balance, March 31, 2001            $242,219     $117         $173,282        $(6,387)       $92,043       $(16,836)
                                 ===================================================================================

(1)  Represents cumulative foreign currency translation adjustments.
(2) Represents the value of Restricted Stock Units for the purchase of common stock and related compensation expense due to an increase in market value of the underlying common stock.


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

In the opinion of EMCOR, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly the financial position of EMCOR and the results of its operations. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

Certain reclassifications of prior year amounts have been made to conform to current year presentation.

NOTE B   INCOME TAXES

EMCOR files a consolidated federal income tax return including all U.S. subsidiaries. At March 31, 2001, EMCOR had net operating loss carryforwards ("NOLs") for U.S. income tax purposes of approximately $30.0 million, which expire in the years 2009 through 2012. The NOLs are subject to review by the Internal Revenue Service. Future changes in ownership of EMCOR, as defined by
Section 382 of the Internal Revenue Code, could limit the amount of EMCOR's NOLs available for use in any one year. In the United Kingdom, EMCOR's wholly owned subsidiary, Drake & Scull, has a trading loss carry-forward of approximately $6.0 million. Trading losses may be carried forward, without a time limit, against future income from the same trade.

EMCOR adopted Fresh-Start Accounting in connection with EMCOR's reorganization in December 1994. As a result, the tax benefit of any net operating loss carryforwards or net deductible temporary differences which existed as of December 15, 1994 will result in a charge to the tax provision (provision in lieu of income taxes) and to capital surplus.

Amounts credited to capital surplus for the three month periods ended March 31, 2001 and 2000 were approximately $3.3 million and $2.9 million, respectively.

NOTE C   EARNINGS PER SHARE

The following tables summarize EMCOR's calculation of Basic and Diluted Earnings per Share ("EPS") for the three month periods ended March 31, 2001 and 2000:

                                                          THREE MONTHS ENDED
                                                            MARCH 31, 2001
                                            ------------------------------------------
                                                 INCOME          SHARES     PER SHARE
                                               (Numerator)   (Denominator)    AMOUNT
                                            ---------------  ------------- -----------
Basic EPS
Income available to common
  stockholders                                 $5,657,000     10,448,610      $0.54
                                                                           ===========
EFFECT OF DILUTIVE SECURITIES:
   Convertible Subordinated Notes, including
     assumed interest savings, net of tax         975,615      4,206,291
   Options                                             --        391,514
                                            ---------------  -------------
DILUTED EPS                                    $6,632,615     15,046,415      $0.44
                                            ===============  ============= ===========

                                                          THREE MONTHS ENDED
                                                            MARCH 31, 2001
                                            ------------------------------------------
                                                 INCOME          SHARES     PER SHARE
                                               (Numerator)   (Denominator)    AMOUNT
                                            ---------------  ------------- -----------

Basic EPS
Income available to common
  stockholders                                 $4,930,000      10,427,690     $0.47
EFFECT OF DILUTIVE SECURITIES:                                              ==========
  Convertible Subordinated Notes, including
     assumed interest savings, net of tax       1,019,000       4,206,291
  Options                                              --         248,999
                                            ---------------  -------------
DILUTED EPS                                    $5,949,000      14,882,980     $0.40
                                            ===============  ============= ===========

There were no options excluded from the calculation of diluted EPS for the three month period ended March 31, 2001. For the three month period ended March 31, 2000, 31,333 options were excluded from the calculation of Diluted EPS as the inclusion of the options would be antidilutive.

NOTE D   NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133", and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities" ("SFAS 138"), establishes for fiscal quarters of fiscal years beginning after June 15, 2000 accounting and reporting standards requiring derivative instruments, as defined, to be measured in the financial statements at fair value. SFAS 133 also requires that changes in the derivative instruments' fair value be recognized currently in earnings unless certain accounting criteria are met. EMCOR adopted this standard as of January 1, 2001 with no significant effect on the financial condition or results of operations of EMCOR.

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

NOTE E   SEGMENT INFORMATION

EMCOR has the following reportable segments: United States electrical construction and facilities services, United States mechanical construction and facilities services, Canada construction and facilities services and United Kingdom construction and facilities services. The segment (i) United States other services primarily represents those operations which principally provide consulting and maintenance services; and (ii) Other international construction and facilities services represents EMCOR's operations outside of the United States, Canada, and the United Kingdom, primarily South Africa, the Middle East and Europe, performing electrical construction, mechanical construction and facilities services.

The following presents information about industry segments and geographic areas (in thousands):

                                                               FOR THE THREE MONTHS ENDED
                                                               --------------------------
                                                                  MARCH 31,     MARCH 31,
                                                                    2001          2000
                                                               -------------  ------------
Revenues from unrelated entities:
  United States electrical construction and facilities services   $331,830      $279,917
  United States mechanical construction and facilities services    295,867       272,654
  United States other services                                      45,466        27,133
                                                               ------------    -----------
  Total United States operations                                   673,163       579,704
  Canada construction and facilities services                       37,885        59,503
  United Kingdom construction and facilities services              125,555       101,982
  Other international construction and facilities services             952           333
                                                               ------------    -----------
  Total worldwide operations                                      $837,555      $741,522
                                                               ============    ===========
Total  revenues:
  United States electrical construction and facilities services   $338,888      $281,857
  United States mechanical construction and facilities services    302,161       274,544
  United States other services                                      46,433        27,321
  Less intersegment revenues                                       (14,319)       (4,018)
                                                               ------------    -----------
  Total United States operations                                   673,163       579,704
  Canada construction and facilities services                       37,885        59,503
  United Kingdom construction and facilities services              125,555       101,982
  Other international construction and facilities services             952           333
                                                               ------------    -----------
  Total worldwide operations                                      $837,555      $741,522
                                                               ============    ===========

                                                               FOR THE THREE MONTHS ENDED
                                                               --------------------------
                                                                 MARCH 31,    MARCH 31,
                                                                   2001         2000
                                                               ------------   -----------
Operating income:
  United States electrical construction and facilities services  $  14,648    $  10,359
  United States mechanical construction and facilities services      4,613        7,422
  United States other services                                      (1,916)        (863)
                                                               -----------   ----------
  Total United States operations                                    17,345       16,918
  Canada construction and facilities services                          627          873
  United Kingdom construction and facilities services                  (29)      (1,211)
  Other international construction and facilities services            (575)          14
  Corporate administration                                          (6,522)      (6,047)
                                                               -----------   ----------
  Total worldwide operations                                        10,846       10,547

Other corporate items:
  Interest expense                                                  (2,219)      (2,269)
  Interest income                                                    1,477          525
                                                               -----------   ----------
  Income before income taxes                                     $  10,104    $   8,803
                                                               ===========   ===========

                                                                  MARCH 31,   DECEMBER 31,
                                                                    2001         2000
                                                               -------------  ------------
Total assets:
  United States electrical construction and facilities services   $  436,983   $  422,647
  United States mechanical construction and facilities services      466,130      450,684
  United States other services                                        79,658       79,323
                                                               -------------  ------------

  Total United States operations                                     982,771      952,654
  Canada construction and facilities services                         50,427       60,122
  United Kingdom construction and facilities services                139,226      136,645
  Other international construction and facilities services            12,485       14,181
  Corporate administration                                            88,180       98,262
                                                               -------------  ------------
  Total worldwide operations                                      $1,273,089   $1,261,864
                                                               =============  ===========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED)

HIGHLIGHTS

EMCOR Group Inc.'s ("EMCOR") revenues for the three months ended March 31, 2001 and 2000 were $837.6 million and $741.5 million, respectively. Net income for the three months ended March 31, 2001 was $5.7 million compared to net income of $4.9 million for the three months ended March 31, 2000. Diluted Earnings Per Share ("Diluted EPS") were $0.44 per share for the three months ended March 31, 2001 compared to Diluted EPS of $0.40 per share in the year earlier period.

OPERATING SEGMENTS

EMCOR has the following reportable segments: United States electrical construction and facilities services, United States mechanical construction and facilities services, Canada construction and facilities services and United Kingdom construction and facilities services. The segment (i) United States other services primarily represents those operations which principally provide consulting and maintenance services; and (ii) Other international construction and facilities services represents EMCOR's operations outside of the United States, Canada, and the United Kingdom, primarily South Africa, the Middle East and Europe, performing electrical construction, mechanical construction and facilities services.

RESULTS OF OPERATIONS

REVENUES

The following table presents EMCOR's revenues by operating segment and the percentage of total revenues (in thousands, except for percentages):

                                                                     FOR THE THREE MONTHS ENDED MARCH 31,
                                                                     ------------------------------------
                                                                                 % OF                % OF
                                                                    2001         TOTAL     2000     TOTAL
                                                                    ----         -----     ----     -----
Revenues:
  United States electrical construction and facilities services   $331,830         40%   $279,917     38%
  United States mechanical construction and facilities services    295,867         35%    272,654     36%
  United States other services                                      45,466          5%     27,133      4%
                                                                 ----------             ----------
  Total United States operations                                   673,163         80%    579,704     78%
  Canada construction and facilities services                       37,885          5%     59,503      8%
  United Kingdom construction and facilities services              125,555         15%    101,982     14%
  Other international construction and facilities services             952         --         333     --
                                                                 ----------             ----------
  Total worldwide operations                                      $837,555        100%   $741,522    100%
                                                                 ==========             ==========

EMCOR had a $96.0 million or 13.0% increase in revenues for the three months ended March 31, 2001 compared to the first quarter of 2000. The increase over the prior year period was primarily attributable to revenue growth of $79.3 million, or a 10.7% increase, from EMCOR's operations, excluding a majority-owned joint venture formed in 2000. EMCOR's operations in most markets recorded a growth in revenues, particularly those in its New York City, Boston, Chicago and Denver markets in the United States and in the United Kingdom. The increase was partially offset by a reduced level of activity in Eastern Canada due primarily to an unusually high level of construction services backlog at the beginning of 2000.

Revenues of electrical construction and facilities services business units for the three months ended March 31, 2001 were $331.8 million compared to $279.9 million for the three months ended March 31, 2000. The $51.9 million or 18.5% increase in the revenues for the three months ended March 31, 2001 compared to the same period in 2000 was attributable to continuing favorable market conditions across the United States, particularly in the New York City, Chicago and Denver markets, slightly offset by a reduced level of activity in the Ohio and Michigan markets.

Revenues of mechanical construction and facilities services business units for the three months ended March 31, 2001 were $295.9 million compared to $272.7 million for the three months ended March 31, 2000. The $23.2 million or 8.5% increase in revenues was primarily attributable to revenue growth from EMCOR's Denver, Boston and Connecticut operations, partially offset by a reduced level of activity in the Las Vegas market and by a decrease in revenue for EMCOR's Poole & Kent subsidiary operations in the North and South Carolina markets.

Other United States services revenues of $45.5 million for the three months ended March 31, 2001, which include those operations which principally provide consulting and maintenance services, increased by $18.3 million compared to the same three months in 2000. The increase in revenues was primarily attributable to building maintenance services.

Revenues of Canada construction and facilities services for the three months ended March 31, 2001 were $37.9 million compared to $59.5 million for the three months ended March 31, 2000. The decrease in revenues in the current period was primarily due to an unusually high level of construction services backlog in Eastern Canada at the beginning of 2000 which resulted in revenues greater than typically expected for the first three months of that fiscal year. Generally, Canadian construction activity is lower in the winter months than in the summer and fall due to weather conditions.

Revenues of United Kingdom construction and facilities services business units for the three months ended March 31, 2001 were $125.6 million compared to $102.0 million for the three months ended March 31, 2000. The $23.6 million increase in revenues was attributable to continued growth in construction and facilities markets in the United Kingdom, especially in the northern region.

Other international construction and facilities services primarily consists of EMCOR's operations in the Middle East, South Africa and Europe. Revenues for the three months ended March 31, 2001 were $1.0 million compared to $0.3 million for the three months ended March 31, 2000. The increase in revenues was due to a new technology division pursuing telecom related work in Europe. The remainder of the work performed in this operating segment is accounted for under the equity method of accounting because EMCOR has less than majority ownership in these joint ventures, and accordingly, no revenue attributable to such joint ventures was recorded. EMCOR continues to pursue new business selectively in these markets; however, the availability of opportunities has been significantly reduced as a result of local economic factors, particularly in the Middle East.

COST OF SALES AND GROSS PROFIT

The following table presents EMCOR's cost of sales, gross profit, and gross profit as a percentage of revenues (in thousands, except for percentages):

                                                        FOR THE THREE MONTHS ENDED MARCH 31,
                                                        ------------------------------------
                                                                2001              2000
                                                                ----              ----
         Cost of sales ...............................      $757,036          $668,977
         Gross profit ................................      $ 80,519          $ 72,545
         Gross profit, as a percentage of revenues ...          9.6%              9.8%

Gross profit (revenues less cost of sales) increased $8.0 million for the three months ended March 31, 2001 to $80.5 million compared to $72.5 million for the three months ended March 31, 2000. As a percentage of revenues, gross profit decreased to 9.6% from 9.8% for the three months ended March 31, 2001 and 2000, respectively. The dollar increase in gross profit was primarily due to the increase in revenues of EMCOR's operations. The decrease in gross profit, as a percentage of revenues, was primarily related to the type and location of construction and facilities service contracts performed in the prior year compared to the current year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The following table presents EMCOR's selling, general and administrative expenses, and selling, general and administrative expenses as a percentage of revenues (in thousands, except for percentages):

                                                                                   FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                   ------------------------------------
                                                                                           2001         2000
                                                                                           ----         ----
      Selling, general and administrative expenses .............................        $69,673      $61,998
      Selling, general and administrative expenses, as a percentage of revenues            8.3%         8.4%
      Selling, general and administrative expenses, as a percentage of revenues,
          excluding amortization of goodwill ...................................           8.2%         8.2%

Selling, general and administrative expenses for the three months ended March 31, 2001 increased $7.7 million. Selling, general and administrative expenses as a percentage of revenues were 8.3% for the three months ended March 31, 2001, compared to 8.4 % for the three months ended March 31, 2000. The dollar increase in selling, general and administrative expenses for the three months ended March 31, 2001 compared to the prior year was attributable to the increase in revenues and corresponding increases in variable selling, general and administrative expenses and incremental fixed costs to support the current growth in operations. The decrease in selling, general and administrative expenses as a percentage of revenues was primarily due to the leveraging of fixed costs over increased revenues.

OPERATING INCOME

The following table presents EMCOR's operating income, and operating income as percentage of segment revenues (in thousands, except for percentages):

                                                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                                                            ------------------------------------
                                                                                    % OF                       % OF
                                                                                  SEGMENT                     SEGMENT
                                                                     2001         REVENUES      2000          REVENUES
                                                                     ----         --------      ----          --------
Operating income (loss):
  United States electrical construction and facilities services   $ 14,648           4.4%     $ 10,359           3.7%
  United States mechanical construction and facilities services      4,613           1.6%        7,422           2.7%
  United States other services ................................     (1,916)           --          (863)           --
                                                                --------------              -------------
  Total United States operations ..............................     17,345           2.6%       16,918           2.9%
  Canada construction and facilities services .................        627           1.7%          873           1.5%
  United Kingdom construction and facilities services .........        (29)           --        (1,211)           --
  Other international construction and facilities services ....       (575)           --            14            --
  Corporate administration ....................................     (6,522)           --        (6,047)           --
                                                                --------------              -------------
  Total worldwide operations ..................................     10,846           1.3%       10,547           1.4%

  Other corporate items:
     Interest expense .........................................     (2,219)                     (2,269)
     Interest income ..........................................      1,477                         525
                                                                --------------              -------------
  Income before income taxes ..................................   $ 10,104                   $   8,803
                                                                ==============              =============

EMCOR had operating income of $10.8 million for the three months ended March 31, 2001 compared with operating income of $10.5 million for the three months ended March 31, 2000. The increase of $0.3 million in operating income for the three months ended March 31, 2001 as compared to the same period in 2000 was due to increased revenues from many of EMCOR's operations partially offset by decreases in operating income related to the type and location of construction and facilities service contracts performed in the prior year compared to the current year.

United States electrical construction and facilities services operating income (before deduction of general corporate and other expenses discussed below) for the three months ended March 31, 2001 was $14.6 million or 4.4% of revenues, compared to $10.4 million or 3.7% of revenues for the three months ended March 31, 2000. The $4.3 million increase in operating income for the three months ended March 31, 2001 compared to the same period in 2000 was primarily attributable to the continuing favorable market conditions across the United States particularly in New York City, Chicago and Denver.

United States mechanical construction and facilities services operating income for the three months ended March 31, 2001 was $4.6 million or 1.6% of revenues, compared to $7.4 million or 2.7% of revenues for the three months ended March 31, 2000. The $2.8 million decrease in operating income was attributable to decreased gross profits for certain operations compared to the prior year, particularly by EMCOR's Poole & Kent subsidiary operations in the North and South Carolina markets, and a decrease in the level of activities and type of work performed in the Las Vegas market.

Other United States services operating losses were $1.9 million and $0.9 million for the three months ended March 31, 2001 and 2000, respectively. These operating losses were primarily attributable to costs associated with the continued development of consulting operations and maintenance services activities.

Canada construction and facilities services operating income was $0.6 million compared to $0.9 million for the three months ended March 31, 2001 and 2000, respectively. The decrease in operating income in the current period was primarily due to a decreased level of activities in Eastern Canada.

United Kingdom construction and facilities services operating losses for the three months ended March 31, 2001 and 2000 were $0.03 million and $1.2 million, respectively. This improvement is attributable to continued growth in construction and facilities markets in the United Kingdom, especially in the northern region.

Other international construction and facilities services operating loss was $0.6 million for the three months ended March 31, 2001 compared to operating income of $0.01 million for three months ended March 31, 2000. EMCOR continues to pursue new business selectively in these markets; however, the availability of opportunities has been significantly reduced as a result of local economic factors, particularly in the Middle East.

General corporate expenses for the three months ended March 31, 2001 were $6.5 million compared to $6.0 million for the three months ended March 31, 2000. The increase in general corporate expenses was due to increased variable overhead costs associated with EMCOR's increased revenues, as well as incremental fixed costs to support current growth in operations.

Interest expense for the three months ended March 31, 2001 and 2000 was $2.2 million and $2.3 million, respectively. Interest income for the three months ended March 31, 2001 and 2000 was $1.5 million and $0.5 million, respectively. The increase in interest income of $1.0 million for the three months ended March 31, 2001 compared to the same three months in 2000 was attributable to higher cash on hand in the current year compared to the same period in the prior year.

The income tax provision increased by $0.6 million to $4.5 million for the three months ended March 31, 2001, versus $3.9 million for the same period in 2000. The increase in provision was primarily due to increased income before taxes. A portion of the liability for income taxes, $3.3 million for 2001 and $2.9 million for 2000, was not payable in cash due to the utilization of NOL's and was recorded as an increase in capital surplus for both years.

EMCOR's backlog was $2.0 billion at March 31, 2001 and $1.8 billion at December 31, 2000. Between December 31, 2000 and March 31, 2001, EMCOR's backlog in Canada and in the United Kingdom remained relatively unchanged, while its backlog in the United States accounted for the majority of the increase. The increase in the United States backlog was due to new projects awarded throughout all domestic segments.

EMCOR's backlog at March 31, 2001 was $2.0 billion compared to $1.8 billion at March 31, 2000. The increase was primarily attributable to a United States backlog increase, while backlog in Canada decreased and backlog in the United Kingdom remained relatively unchanged.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents EMCOR's net cash provided by (used in) operating activities, investing activities and financing activities (in thousands):

                                                        FOR THE THREE MONTHS ENDED MARCH 31,
                                                        ------------------------------------
                                                                 2001          2000
                                                                 ----          ----
Net cash provided by (used in) operating activities ...       $14,376       $(2,978)
Net cash (used in) provided by  investing activities ..       $(3,811)      $ 2,816
Net cash provided by (used in) financing activities ...       $   420       $  (276)

EMCOR's consolidated cash balance increased by approximately $11.0 million from $137.7 million at December 31, 2000 to $148.7 million at March 31, 2001. Net cash provided by operating activities for the three months ended March 31, 2001 of $14.4 million was a $17.4 million increase from the net cash used in operating activities of $3.0 million in the same period last year. Net cash used in investing activities of $3.8 million for the three months ended March 31, 2001 increased by $6.6 million compared to the $2.8 million of cash provided by investing activities in the same period last year. The increase in net cash used in investing activities was due to a decrease in EMCOR's investments, notes and other long-term receivables. Net cash provided by financing activities of $0.4 million was an increase of $0.7 million from $0.3 million of net cash used in financing activities for the three months ended March 31, 2000. The increase in net cash provided by financing activities was attributable to proceeds from the exercise of stock options.

As of March 31, 2001, EMCOR's total borrowing capacity under its revolving credit facility was $150.0 million. EMCOR had approximately $13.7 million of letters of credit outstanding under the revolving credit facility as of that date. There were no revolving loans outstanding as of March 31, 2001 and December 31, 2000 under the revolving credit facility.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The information on legal proceedings is hereby incorporated by reference to Note P of EMCOR's Notes to Consolidated Financial Statements included in EMCOR's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                                                Incorporated by Reference to,
         Exhibit No   Description               or Page Number
         ----------   -----------               ------------------------------

             11       Computation of Basic      Note E  of the Notes
                      EPS and Diluted EPS       to the Condensed Consolidated
                      for the three months      Financial Statements.
                      ended March 31, 2001
                      and 2000


(b)   No reports on Form 8-K were filed during the quarter ended March 31, 2001.

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

                                                          EMCOR GROUP, INC.
                                                      -------------------------
                                                            (Registrant)

Date: April 24, 2001                               By: /s/ FRANK T. MACINNIS
                                                      --------------------------
                                                           Frank T. MacInnis
                                                        Chairman of the Board of
                                                             Directors and
                                                        Chief Executive Officer




Date: April 24, 2001                               By:  /s/ LEICLE E. CHESSER
                                                      --------------------------
                                                           Leicle E. Chesser
                                                       Executive Vice President
                                                     and Chief Financial Officer




Date: April 24, 2001                               By: /s/ MARK A. POMPA
                                                      --------------------------
                                                            Mark A. Pompa
                                                          Vice President and
                                                             Controller