Form 10-K/A
period 2000-12-31
EMCOR GROUP INC
filed 2001-04-30
CIK 105634

FORM 10-K/A No. 1

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                          Commission file number 0-2315

                                EMCOR GROUP, INC.
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                       11-2125338
 ------------------------------                     ----------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                     identification number)


101 Merritt Seven Corporate Park
      Norwalk, Connecticut                               06851-1060
--------------------------------                         ----------
   (Address of principal                                 (zip code)
    executive offices)

        Registrant's telephone number, including area code (203) 849-7800
           Securities registered pursuant to Section 12(b) of the Act:

                     Common Stock, par value $.01 per share
                              (Title of each class)

           Securities registered pursuant to Section 12(g) of the Act:

                      5 3/4% Convertible Subordinated Notes
                              (Title of each class)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.X

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

     The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant on April 26, 2001 was approximately $357,841,614.

     Number of shares of Common Stock outstanding as of the close of business on April 26, 2001: 10,522,156 shares.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Identification of Directors

     Frank T. MacInnis, Age 54. Mr. MacInnis has been Chairman of the Board and Chief Executive Officer of the Company since April 1994 and was President of the Company from April 1994 to April 1997. From April 1990 to April 1994, Mr. MacInnis served as President and Chief Executive Officer, and from August 1990 to April 1994 as Chairman of the Board, of Comstock Group Inc., a nationwide electrical contracting company. From 1986 to April 1990, Mr. MacInnis was Senior Vice President and Chief Financial Officer of Comstock Group, Inc. In addition, from 1986 to April 1994 Mr. MacInnis was also President of Spie Group Inc., which has or had interests in Comstock Group, Inc., Spie Construction Inc., a Canadian pipeline construction company, and Spie Horizontal Drilling Inc., a United States company engaged in underground drilling for pipelines and communications cable. Mr. MacInnis is also a director of The Williams Companies, Inc. and Geneva Steel Holdings Corp.

     Stephen W. Bershad, Age 59. Mr. Bershad has been Chairman of the Board and Chief Executive Officer for more than the past five years of Axsys Technologies, Inc., a manufacturer of electronic components and controls. Mr. Bershad has been a Director of the Company since December 15, 1994.

     David A.B. Brown, Age 57. Mr. Brown has been President of The Windsor Group, a management consulting firm of which he is a co-founder, for more than the past five years. Mr. Brown has been a Director of the Company since December 15, 1994. Mr. Brown is also a director of BTU International, Inc., Marine Drilling Companies, Inc., NS Group, Inc. and Technical Communications Corp.

     Georges L. de Buffevent, Age 63. Mr. de Buffevent has been Chairman of the Board and Chief Executive Officer of SAGED, a French company specializing in road construction, land development and waste management, since January 1996. For approximately four years prior thereto, he was a business consultant. From July 1982 to February 1992, Mr. de Buffevent was Chairman of the Board of Directors and Chief Executive Officer of Spie-Batignolles S.A., a leading French electrical engineering and construction company with worldwide operations. Mr. de Buffevent has been a Director of the Company since June 19, 1998.

     Albert Fried, Jr., Age 71. Mr. Fried has been Managing Member of Albert Fried & Company, LLC, a broker/dealer and member of the New York Stock Exchange, since 1955. Mr. Fried has been a Director of the Company since December 15, 1994. Mr. Fried is also a director of Geneva Steel Holdings Corp.

     Richard F. Hamm, Jr., Age 41. Mr. Hamm has been Vice President, Corporate Development & Planning of Carlson Companies, Inc. ("Carlson"), a global travel, hospitality and marketing services company, since July 2000, and was Vice President, Corporate Strategic Development & Acquisitions of Carlson from January 1999 to June 2000. From January 1997 to December 1998 he was Senior Vice President, Legal and Business Development of Tropicana Products, Inc. ("Tropicana"), a manufacturer of fruit juices, and Vice President and General Counsel of Tropicana from June 1993 to January 1997. Mr. Hamm has been a Director of the Company since June 19, 1998. Mr. Hamm is also a director of Axsys Technologies, Inc.

     Kevin C. Toner, Age 37. Mr. Toner has been Principal of Aristeia Capital LLC, an investment manager, since June 1997 and President of the Isdell 86 Foundation, a not-for-profit organization, since December 1994. He was a private investor from March 1995 to June 1997 and a Managing Director from December 1991 to February 1995 of UBS Securities Inc., a broker/dealer and member of the New York Stock Exchange, engaged in corporate finance, underwriting and distribution of high grade U.S. corporate issues and Eurobonds. Mr. Toner has been a Director of the Company since December 15, 1994.

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

     Leicle E. Chesser, Age 54; Executive Vice President and Chief Financial Officer of the Company since May 1994. From April 1990 to May 1994 Mr. Chesser served as Executive Vice President and Chief Financial Officer of Comstock Group, Inc., and from 1986 to May 1994 Mr. Chesser was also Executive Vice President and Chief Financial Officer of Spie Group, Inc.

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

     To the Company's knowledge, during the fiscal year 2000 all such reports relating to share ownership were timely filed.


Item 11.  Executive Compensation

Summary of Cash and Certain Other Compensation

     The following Summary Compensation Table sets forth the compensation awarded to, earned by or paid to each of the Chief Executive Officer and the other four most highly compensated executive officers of the Company (collectively, the "named executive officers") during the fiscal years ended December 31, 2000, 1999 and 1998 for services rendered in all capacities to the Company and its subsidiaries. For information regarding employment agreements of the named executive officers, see "Employment Agreements" and "Continuity Agreements" below.

                           Summary Compensation Table

                                                 Annual                                           Long Term
                                              Compensation                                  Compensation Awards(3)

                                     --------------------------------                  --------------------------------

                                                                                   Restricted       Number of
                                                                    Other Annual     Stock         Securities       All Other
                                                          Bonus     Compensation     Award         Underlying      Compensation
                                            Salary         (1)          (2)           (4)       Options/SARs(5)        (6)
Name and Principal Position        Year       ($)          ($)          ($)           ($)             (#)              ($)
---------------------------        ----     ------       ------     ------------   ----------   ---------------    ------------
Frank T. MacInnis............      2000     750,000      794,162     25,350         294,163          25,000           8,700
  Chairman of the Board and        1999     725,000      900,000      6,375          None           225,000           8,400
  Chief Executive Officer          1998     700,000      800,000     31,787          None            25,000           8,400



Jeffrey M. Levy..............      2000     485,000      730,911     10,361            0             15,000           8,700
  President and                    1999     465,000      600,000      8,053          None            15,000           8,400
  Chief Operating Officer          1998     450,000      400,000      8,645          None            15,000           8,400



Sheldon I. Cammaker..........      2000     380,000      331,722     14,858         66,169           10,000           8,700
  Executive Vice President,        1999     372,000      340,000     11,709          None            10,000           8,400
  General Counsel and Secretary    1998     456,160      165,000      None           None            10,000           8,400



Leicle E. Chesser............      2000     380,000      333,541     15,374         160,170          10,000           8,700
  Executive Vice President and     1999     365,000      410,000     16,767          None            10,000           8,400
  Chief Financial Officer          1998     350,000      375,000     11,936          None            10,000           8,400


R. Kevin Matz................      2000     230,000      231,505      7,916         34,827           5,000            8,700
  Vice President and Treasurer     1999     210,000      200,000     18,583          None            5,000            8,400
                                   1998     175,000      125,000      4,784          None            5,000            8,400





(1) The amounts reported under "Bonus" for 2000 include the value of units that correspond to shares of EMCOR common stock mandatorily deferred and credited to each named executive's account under the EMCOR Group, Inc. Executive Stock Bonus Plan (the "Stock Bonus Plan"). Pursuant to the Stock Bonus Plan, 25% of the annual bonus earned by each named executive is automatically credited to him in the form of units that will subsequently be converted into EMCOR common stock at a 15% discount from the fair market value of EMCOR common stock as of the date the annual bonus is determined. The units are to be converted into shares of EMCOR common stock and delivered to the executive on the earliest of (i) the first business day of the fourth calendar year following the year in respect of which the annual bonus was payable, (ii) the executive's termination of employment for any reason or (iii) immediately prior to a "change of control" (as defined in the Stock Bonus Plan). Dividend equivalents are credited in the form of additional units (at a 15% discount) at the same rate as dividends are paid to all shareholders. The portion of the amount reported under "Bonus" associated with mandatory deferrals under the Stock Bonus Plan for each named executive is as follows: Frank T. MacInnis - $294,163; Jeffrey M. Levy - $205,911; Sheldon I. Cammaker - $109,722; Leicle E. Chesser - $131,041; and R. Kevin Matz - $74,005.

(2) The personal benefits provided to the named executive officers did not exceed the disclosure threshold established by the Securities and Exchange Commission pursuant to applicable rules. Figures represent amounts reimbursed for the payment of taxes upon certain fringe benefits.

(3) The column specified by Item 402 (b) of Regulation S-K to report Long-Term Incentive Plan Payouts has been excluded because the Company has no long-term incentive compensation plans and has not had any such plan during any portion of fiscal years 2000, 1999 and 1998.

(4) The amounts reported under "Restricted Stock Award" for 2000 represent the value of units that correspond to shares of EMCOR common stock voluntarily deferred and credited to a named executive's account under the Stock Bonus Plan. Pursuant to the Stock Bonus Plan, each named executive is permitted at his election to cause all or part of his annual bonus not mandatorily deferred under Stock Bonus Plan to be credited to him in the form of units that will subsequently be converted into EMCOR common stock at a 15% discount from the fair market value of EMCOR common stock as of the date the annual bonus is determined. Any voluntary deferral election under the Stock Bonus Plan generally must be made at least six months prior to the end of the calendar year in respect of which the bonus will be payable. These units are to be converted into shares of EMCOR common stock and delivered to the executive on the earliest of (i) the date elected by the executive but in no event earlier than the first business day of the fourth calendar year following the year in respect of which the annual bonus was payable, (ii) the executive's termination of employment, or (iii) immediately prior to a "change of control." Dividend equivalents are credited in the form of additional units (at a 15% discount) at the same rate as dividends are paid to all shareholders.

(5) The awards set forth in this column are of stock options only. The Company did not award stock appreciation rights.

(6) The amounts reported in this column include matching contributions of $3,600 made by the Company under the 401(k) part of the Company's Retirement and Savings Plan, a defined contribution profit sharing plan, during 2000 for the account of each of the named executive officers. The amounts reported for 2000 also include contributions of $5,100 to be paid during 2001 in respect of 2000 by the Company pursuant to the retirement account part of the Company's Retirement and Savings Plan for the account of each of the named executive officers.




Stock Options and Stock Appreciation Rights

         The following table sets forth certain information concerning certain grants to the named executive officers of stock options during the last fiscal year. As indicated under the Summary Compensation Table above, the Company did not grant stock appreciation rights ("SARs") of any kind.

                        Option Grants in Last Fiscal Year

                                         Individual Grants                              Grant Date Value
                                         -----------------                              ----------------
                                   Number of      % of Total
                                   Securities       Options
                                   Underlying      Granted to     Exercise or                         Grant Date
                                    Options       Employees in    Base Price        Expiration          Present
                                   Granted(2)     Fiscal Year      ($/Sh)(1)            Date          Value($)(3)
                                  -----------     ------------    -----------       ----------        -----------

Frank T. MacInnis...............      25,000          27%           $17.56       January 2, 2010       $247,500

Jeffrey M. Levy.................      15,000          16%           $17.56       January 2, 2010       $148,500

Sheldon I. Cammaker.............      10,000          11%           $17.56       January 2, 2010       $ 99,000

Leicle E. Chesser...............      10,000          11%           $17.56       January 2, 2010       $ 99,000

R. Kevin Matz...................       5,000           5%           $17.56       January 2, 2010       $ 49,500

(1) The stock option exercise price for a share of common stock was the fair market value of a share of common stock on the date of grant. No SARs, performance units or other instruments were granted in tandem with the stock options reported herein.

(2) The options referred to in this table have a ten-year term and first became exercisable on January 3, 2001 and thereafter are exercisable any time or from time to time until January 2, 2010.

(3) Present value was calculated using the Black-Scholes option-pricing model which involves an extrapolation of future price levels based solely on past performance. The present value as of the date of grant, calculated using the Black-Scholes method, is based on assumptions about future interests rates, dividend yield and stock price volatility. In calculating the present value as of the date of grant of the options reported in the table, the Company assumed an interest rate of 6.45% per annum, an annual dividend yield of zero and volatility of 71.2%. There is no assurance that these assumptions will prove to be true in the future. The actual value, if any, that may be realized by each individual will depend on the future market price of the common stock and cannot be forecasted accurately by application of an option-pricing model.


Option Exercises and Holdings

     The following table sets forth certain information concerning unexercised options to purchase common stock of the Company held at the end of fiscal year 2000 by the named executive officers. None of the named executive officers exercised any options during fiscal year 2000. No named executive officer holds any SARs.










               Aggregated Option Exercises in Last Fiscal Year And
                          Fiscal Year-End Option Value

                                                                                             Value of Unexercised
                                                                Number of Unexercised            In-the-Money
                                         Shares       Value           Options at                  Options at
                                      Acquired on    Realized         FY-End (#)                FY-End ($)(1)
                   Name               Exercise (#)      ($)     Exercisable/Unexercisable Exercisable/Unexercisable
                   ----               ------------  --- ----    ------------------------- -------------------------

       Frank T. MacInnis..................None         ---         300,000/175,000          $4,807,750/1,061,000

       Jeffrey M. Levy....................None         ---           80,000/15,000          $  1,240,650/119,100

       Sheldon I. Cammaker................None         ---           70,000/10,000          $   1,166,600/79,400

       Leicle E. Chesser..................None         ---           70,000/10,000          $   1,166,600/79,400

       R. Kevin Matz......................None         ---            35,000/5,000          $     261,600/39,700


------------------

(1) For purposes of this column, value is calculated based on the aggregate amount of the excess of $25.50 (the closing price of the common stock as reported on the New York Stock Exchange on December 31, 2000) over the relevant exercise price for a share of common stock with respect to the options.





Employment Agreements

     The Company has amended and restated employment agreements made as of May 4, 1999 with Mr. Frank T. MacInnis providing for his employment as Chief Executive Officer of the Company through December 31, 2001 and with Jeffrey M. Levy providing for his employment as President and Chief Operating Officer of the Company through December 31, 2001. Each such employment agreement provides that the term of employment will automatically be extended for successive one-year periods unless the Company or the officer gives written notice not to extend at least six months prior to the end of the initial term or any extended term of the employment agreement. However, following the date of a Change of Control (as defined in their employment agreements), the term of Mr. MacInnis' and Mr. Levy's respective employment shall be for a period of three years from such date. Under Mr. MacInnis' employment agreement, the Company is also to use its best efforts to ensure Mr. MacInnis' election as Chairman of the Board of Directors of the Company.

     Pursuant to the terms of their respective employment agreements, Mr. MacInnis is to receive an annual base salary of $775,000 for 2001, and Mr. Levy is to receive an annual base salary of $510,000 for 2001. Their annual base salaries are to increase on the first day of each calendar year during the employment periods by the percentage increase in the consumer price index for the preceding year for the area in which the principal office of the Company is located or an amount specified by the Board of Directors, whichever is greater. In addition, Mr. MacInnis and Mr. Levy are each entitled to receive an annual bonus, which is to be determined with reference to a target bonus and based upon factors agreed upon annually by the respective officer and the Compensation and Personnel Committee of the Board of Directors (the "Compensation Committee"); provided that Mr. MacInnis' annual target bonus may not be less than $600,000 and Mr. Levy's annual target bonus may not be less than $400,000. Pursuant to the terms of their respective employment agreements, the Company is to recommend to the Compensation Committee that Mr. MacInnis and Mr. Levy receive annually an option to purchase not less than 25,000 and 15,000 shares of common stock, respectively, at a per share exercise price equal to the fair market value of a share of the common stock on the grant date. Each option is to have a ten-year term and is to be exercisable on the first anniversary of the grant date.

     In addition, pursuant to his employment agreement, Mr. MacInnis was granted on May 5, 1999 options expiring November 21, 2007 to purchase 200,000 shares of common stock at a per share exercise price of $19.75, the fair market value of a share of the common stock on the grant date. These options will vest in full on November 21, 2006, provided that with respect to successive groups of 50,000 shares of the common stock, the options vest earlier if and when the fair market value of a share of the common stock first equals or exceeds $25, $30, $35 and $40, respectively. Under the terms of the option agreement, options with respect to 150,000 shares have vested.

     Under the terms of their employment agreements, Mr. MacInnis and Mr. Levy each has been provided with certain benefits customarily accorded to the Company's executive officers. These benefits include, in Mr. MacInnis' case, $700 per month for leasing an automobile; in Mr. Levy's case, $800 per month for the leasing of an automobile and the cost of a lease capital reduction payment; maintenance and insurance on their respective automobiles; and reimbursement for initiation fees and monthly dues for membership in a club suitable for entertaining clients of the Company, legal expenses incurred in connection with their employment agreements, and the cost of any increased tax liability to them caused by receipt of these fringe benefits.

     If, during the term of his employment agreement, Mr. MacInnis' employment is terminated by the Company other than for Cause (as defined in his employment agreement) or he terminates his employment for Good Reason (as defined in his employment agreement), he will be entitled to receive a cash payment equal to the sum of (i) the greater of (A) his base salary at the highest annual rate in effect during his term of employment for the period from the date of termination through December 31, 2001 or (B) two times his base salary at its then current annual rate and (ii) the greater of (A) his target bonus for the calendar year in which the termination takes place multiplied by the number of full or partial calendar years remaining from the date of termination through December 31, 2001 and (B) two times his target bonus for the calendar year in which the termination takes place; however, in the event of a termination following a Change of Control (as defined in his employment agreement), the factor of two in clauses (i)(B) and (ii)(B) above will be increased to three. If, during the term of his employment agreement, Mr. Levy's employment is terminated by the Company other than for Cause (as defined in his employment agreement) or he terminates his employment for Good Reason (as defined in his employment agreement) he will be entitled to a cash payment equal to the sum of (i) two times his base salary at its then current annual rate and (ii) two times his target bonus for the calendar year in which the termination occurs; however, in the event of a termination following a Change of Control (as defined in his employment agreement) the factor of two in clauses (i) and (ii) above will be increased to three. In addition, Messrs. MacInnis and Levy each will be entitled to receive all unpaid amounts in respect of his bonus for any calendar year ending before the date of termination and an amount equal to his target bonus for the calendar year in which the termination takes place multiplied by a fraction the numerator of which is the number of days in such calendar year that he was an employee of the Company and the denominator of which is 365.

     The Company has amended and restated employment agreements made as of May 4, 1999 with Sheldon I. Cammaker providing for his employment as Executive Vice President and General Counsel of the Company through December 31, 2001, with Leicle E. Chesser providing for his employment as Executive Vice President and Chief Financial Officer of the Company through December 31, 2001, and with R. Kevin Matz providing for his employment as Vice President and Treasurer of the Company through December 31, 2001. Each such employment agreement provides that the term of employment will automatically be extended for successive one-year periods unless the Company or the officer gives written notice not to extend at least six months prior to the end of the initial term or any extended term of the employment agreement. However, following the date of a Change of Control (as defined in their employment agreements), the terms of their respective employment shall be, in Messrs. Cammaker's and Chesser's case, for a period of three years from such date and, in Mr. Matz' case, for a period of two years and three months from such date.

     Pursuant to the terms of their respective employment agreements, Mr. Cammaker is to receive an annual base salary of $400,000 for 2001, Mr. Chesser is to receive an annual base salary of $400,000 for 2001 and Mr. Matz is to receive an annual base salary of $260,000 for 2001. Their annual base salaries are to increase on the first day of each calendar year during the employment periods by the percentage increase in the consumer price index for the preceding year for the area in which the principal office of the Company is located or an amount specified by the Board of Directors, whichever is greater. In addition, each of them is entitled to receive an annual bonus determined by the Compensation Committee, and under the term of their respective employment agreements, the Company is to recommend to the Compensation Committee that Messrs. Cammaker and Chesser each receive annually an option to purchase not less than 10,000 shares of common stock and that Mr. Matz receive annually an option to purchase not less than 5,000 shares of common stock, in each case at a per share exercise price equal to the fair market value of a share of the common stock on the grant date. Each option is to have a ten-year term and is to be exercisable on the first anniversary of the date of grant.

     Under the terms of their employment agreements, Messrs. Cammaker, Chesser and Matz have been provided with certain benefits customarily accorded to the Company's executive officers, including, in Messrs. Cammaker's and Chesser's case, $800 per month and, in Mr. Matz' case, $600 per month, for leasing of an automobile and the cost of a lease capital reduction payment; maintenance and insurance on their respective automobiles; and reimbursement for all initiation fees and monthly dues for membership in a club suitable for entertaining clients of the Company, legal expenses incurred in connection with their employment agreements, and the cost of any increased tax liability caused by receipt of these fringe benefits.

     If Messrs. Cammaker's, Chesser's or Matz' employment is terminated during the term of his respective employment agreement by the Company other than for Cause (as defined in his employment agreement) or if he terminates his employment for Good Reason (as defined in his employment agreement), in Messrs. Cammaker's and Chesser's case, he will be entitled to receive a cash payment generally equal to the sum of (i) two times his base salary at its then current annual rate and (ii) two times the highest bonus paid to him during his employment by the Company ("Deemed Bonus"), and, in Mr. Matz' case, he will be entitled to receive a cash payment equal to the sum of (i) one and one-half times his base salary at its then current annual rate and (ii) one and one-half times his Deemed Bonus. However, in the event of a termination following a Change of Control (as defined in his employment agreement), in Messrs. Cammaker's and Chesser's case, the factor of two in clauses (i) and (ii) above will be increased to three, and, in Mr. Matz' case, the factor of one and one-half in clauses (i) and (ii) above will be increased to two and one-quarter. In addition, Messrs. Cammaker, Chesser and Matz each will be entitled to receive all unpaid amounts in respect of his bonus for any calendar year ending before the date of termination and an amount equal to his Deemed Bonus multiplied by a fraction the numerator of which is the number of days in the calendar year in which the termination takes place that he was an employee of the Company and the denominator of which is 365.

Continuity Agreements

     Each of Messrs. MacInnis, Levy, Cammaker, Chesser and Matz (each referred to herein as an "Executive") is a party to a Continuity Agreement with the Company. The purpose of the Continuity Agreements is to retain the services of these Executives and to assure their continued productivity without disturbance in circumstances arising from the possibility or occurrence of a Change of Control of the Company. For purposes of the agreements "Change of Control" means, in general, the occurrence of (i) the acquisition by a person or group of persons of 25% or more of the voting securities of the Company, (ii) the approval by the Company's stockholders of a merger, business combination or sale of the Company's assets, the result of which is that less than 65% of the voting securities of the resulting corporation is owned by the holders of the Company's common stock prior to such transaction or (iii) the failure of Incumbent Directors (as defined in the Continuity Agreements) to constitute at least a majority of the Board of Directors of the Company during any two year period.

     Generally, no benefits are provided under the Continuity Agreements for any type of termination before a Change of Control, for termination after a Change of Control due to death, disability, any termination for Cause (as that term is defined in the Continuity Agreement) or for voluntary termination (other than for Good Reason) (as that term is defined in the Continuity Agreements).

     Upon a Change of Control each Continuity Agreement generally provides to the Executive a severance benefit if the Company terminates the Executive's employment without Cause or the Executive terminates his employment for Good Reason within two years following a Change of Control equal to the sum of three times, in the case of Messrs. MacInnis, Levy, Cammaker and Chesser, and equal to the sum of two and one-quarter times, in the case of Mr. Matz, (i) his base salary at the time of the Change of Control, (ii) the higher of (x) his bonus in respect of the year prior to the Change of Control or (y) the average of his bonuses for the three years prior to the Change of Control and (iii) the value of perquisites provided in respect of the year prior to the Change of Control. Other severance benefits include outplacement assistance and a continuance of insurance benefits for three years. The severance benefits under each Executive's Continuity Agreement are reduced by any severance benefits payable under the Executive's employment agreement.

     If all or any portion of the payments or benefits referred to in the preceding paragraphs under "Employment Agreements" and "Continuity Agreements" either alone or together with other payments and benefits which Messrs.
MacInnis, Levy, Cammaker, Chesser or Matz receives or is then entitled to receive from the Company, would constitute a "parachute payment" within the meaning of Section 280G of the Internal Revenue Code (the "Code"), then such officer shall be entitled to such additional payments as may be necessary to ensure that the net after tax benefit of all such payments shall be equal to his respective net after tax benefit as if no excise tax had been imposed under
Section 4999 of the Code.

Director Compensation

     Each director who is not an officer of the Company ("non-employee director") is entitled to receive an annual cash retainer of $30,000 and $1,000 for each meeting of the Board of Directors he attends, other than telephonic meetings of the Board in which case each non-employee director who participates receives $500. Each non-employee director also receives $500 for each meeting of a committee of the Board of Directors attended by the director, and each non-employee director who chairs a committee of the Board of Directors receives an additional $2,000 per annum. In addition, pursuant to the 1995 Non-Employee Directors' Non-Qualified Stock Option Plan, each non-employee director on July 27, 2000 was granted an option to purchase 3,000 shares of common stock at an exercise price of $27.13 per share. These options are fully exercisable as of the date of grant and have a term of ten years. Directors who also serve as officers of the Company do not receive compensation for services rendered as directors.

     Under the 1997 Directors' Stock Option Plan and the 1997 Directors' Stock Plan, each non-employee director, in lieu of all or part of his annual cash retainer, may elect to receive in accordance with such plans (a) options to purchase shares of common stock and/or (b) deferred stock units in respect of which shares of common stock will be issued following the non-employee director's termination of service as a director of the Company. For 2000 each non-employee Director elected to receive his annual retainer in options, and, accordingly, each was granted options to purchase 7,602 shares common stock at $17.56 per share.


Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     During 2000, the Compensation and Personnel Committee of the Board of Directors of the Company (the "Compensation Committee") was responsible for matters concerning executive compensation.

     Messrs. Bershad, de Buffevent and Fried, each of whom is a non-employee director, have served as members of the Compensation Committee of the Board of Directors during 2000.

Compensation Committee Report

     The Compensation Committee reviews and determines, based on proposals made by the Chief Executive Officer, the compensation of the Company's Chief Operating Officer, Chief Financial Officer and General Counsel as well as the compensation of other officers and employees of the Company and each subsidiary whose annual compensation is $200,000 or more. It also reviews and approves any employment, severance or similar agreements with such individuals. The Compensation Committee is charged with fixing on an annual basis, the compensation of the Chairman of the Board and the Chief Executive Officer of the Company, subject to the approval of the Board of Directors, and reviewing and recommending to the Board of Directors any employment, severance or similar agreement for him. The Compensation Committee also administers the Company's 1994 Management Stock Option Plan and is charged with recommending to the Board of Directors any incentive, benefit, award, bonus or other option plans or programs. The entire Board of Directors determines the amount, if any, of the Company's contributions pursuant to its Retirement and Savings Plan. While other compensation decisions generally are not submitted to the Board of Directors, the Board of Directors has the ultimate power and authority with respect to compensation matters.

     The members of the Compensation Committee reviewed salaries paid to the named executive officers for 2000, approved their salary increases for 2001 and bonuses in respect of 2000, and approved the grant to them during 2000 of stock options.

     The Compensation Committee seeks to compensate executive officers at levels competitive with other companies in the same industry and comparable in size to the Company and to provide short-term rewards and long-term incentives for superior individual and corporate performance. In making compensation decisions, the Compensation Committee periodically reviews information about the compensation paid or payable to officers of comparably sized public companies (both in the same and related businesses), the compensation recommendations of Mr. MacInnis, and reports from outside consultants. The Compensation Committee does not have target amounts of stock ownership for its executive officers.

     The key components of executive officer compensation are base salary, bonuses and stock options. The Compensation Committee attempts to combine these components in such a way as to attract, motivate and retain key executives critical to the long-term success of the Company. A discussion of the various components of the executives' compensation for 2000 follows.

     Base Salary. Each executive officer received a base salary and has the potential for annual salary increases largely determined by reference to the salaries of executive officers holding comparable positions in companies of comparable size.

     Bonuses. Each executive officer was eligible for an annual bonus based upon both his individual performance and the Company's performance. Bonuses were awarded to the named executive officers in respect of 2000 which took into account their performance and the Company's contractual obligations. As indicated above, under the terms of their respective employment agreements, Messrs. MacInnis and Levy are each entitled to a bonus determined with reference to a target bonus (which may be greater or less than the executive officer's actual bonus) and based upon factors agreed upon annually by the respective officer and the Compensation Committee. For 2000, Mr. MacInnis' target bonus was $800,000 and he received a bonus of $1,000,000, of which a portion is payable in deferred stock units, as described in footnotes 1 and 4 to the "Summary Compensation Table", above. Mr. MacInnis' bonus was based upon achieving or exceeding several goals, including the Company's net income goal, increase in the Company's market capitalization, and policy and organizational leadership. For 2000, Mr. Levy's target bonus was $600,000 and he received a bonus of $700,000, of which a portion is payable in deferred stock units, as described in footnote 1 to the "Summary Compensation Table", above. Mr. Levy's bonus was based upon the Company exceeding its operating income goal.

     Stock Options. The Company's stock options are intended to provide executives with the promise of long-term rewards which appreciate in value with the positive performance of the Company. As previously reported, the Compensation Committee during 2000 granted stock options to each of the named executive officers.

     Other  Compensation.   The  executive  officers  also  participate  in  the
Retirement and Savings Plan as well as the medical, life and disability insurance plans available to all employees of the Company.

Chief Executive Officer Compensation
     The minimum compensation of Mr. MacInnis is provided for in his employment agreement described above. The basis for Mr. MacInnis' bonus is described earlier in this Report. As part of its evaluation, the Compensation Committee also considered a report by Mr. MacInnis on his activities and the Company's performance.

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

                                 By:  Compensation and Personnel Committee:
                                      Stephen W. Bershad, Chairperson,
                                      Georges L. de Buffevent
                                      Albert Fried, Jr.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of April 16, 2001 certain information regarding beneficial ownership of the Company's common stock by each person or group known by the Company to be a beneficial owner of more than five percent of the outstanding shares of common stock. Except as otherwise noted, to the Company's knowledge, each person or group listed below has sole voting and investment power with respect to the shares listed next to its name.







                                                 Number of Shares     Percent
Name and Address of Beneficial Owner            Beneficially Owned     Owned
------------------------------------            ------------------     -----

Artisan Investment Corporation...............            1,522,800(1)    14.4%
   1000 North Water Street, #1770
   Milwaukee, Wisconsin  53202
Steven A. Van Dyke ..........................            1,179,913(2)    11.2%
   777 South Harbour Island Boulevard
   Tampa, Florida 33602
Albert Fried.................................            1,024,572(3)     9.2%
   40 Exchange Place
   New York, New York 10005
Pequot Capital Management, Inc...............              760,000(4)     7.2%
   500 Nyala Farm Road
   Westport, Connecticut 06880
Cumberland Associates LLC....................              720,200(5)     6.8%
   1114 Avenue of the Americas
   New York, New York 10036
Greenlight Capital, L.L.C....................              616,000(6)     5.8%
   420 Lexington Avenue
   New York, New York 10120


(1) As reported in Amendment 1 to Schedule 13G dated February 9, 2001 filed with the SEC by Artisan Investment Corporation ("Artisan") and its affiliates Artisan Partners Limited Partnership, Andrew A. Ziegler and Carlene M. Ziegler. Artisan and its affiliates have shared voting power and shared dispositive power of these shares.

(2) Based upon Amendment No. 4 to Schedule 13D, dated February 29, 2000 filed with the Securities and Exchange Commission ("SEC") by Steven A. Van Dyke and his affiliates, Douglas P. Teitelbaum, Bay Harbour Management, L.C., Tower Investment Group, Bay Harbour 90-1, Ltd., Bay Harbour 98-1 Ltd., Trophy Hunter Investments, Ltd., Bay Harbour Investments, Inc., Trophy Hunters, Inc., Bay Harbour Partners, Ltd., and Trophy Hunter Partners, Ltd., and Form 4 for the month of February 2001 filed with the SEC by Bay Harbour Management, L.C., Tower Investment Group, Inc., Steven A. Van Dyke, and Douglas P. Teitelbaum. Includes 26,900 shares held in a joint account with Mr. Van Dyke's wife and 3,700 shares owned by Mr. Van Dyke in an individual retirement account. Of the foregoing shares, Mr. Van Dyke has sole voting power and sole dispositive power of 30,600 shares and shared voting power and shared dispositive power of 1,149,313 shares.

(3) Albert Fried & Company, LLC ("AF&C") and Albert Fried, Jr., the managing member of AF&C, have beneficial ownership of these shares. AF&C has sole voting power and sole dispositive power of 954,399 of these shares, including 547,422 shares issuable upon conversion of the Company's Convertible Notes. Mr. Fried has shared voting power and shares dispositive power of 954,399 of these shares and sole voting power and sole dispositive power of 70,173 of these shares, including 35,166 shares that may be acquired by Mr. Fried upon exercise of presently exercisable options or options exercisable within 60 days granted to Mr. Fried as a non-employee director under the Company's stock option plans for non-employee directors. AF&C is a market maker in the Company's Convertible Notes and from time to time may hold significant positions in these securities.

(4) As reported in Schedule 13G dated February 13, 2001 filed with the SEC, Pequot Capital Management, Inc., an investment advisor, has sole voting power and sole dispositive power of these shares, which are held in its clients accounts.

(5) As reported in Schedule 13G dated February 14, 2001 filed with the SEC, Cumberland Associates LLC has sole voting power and sole dispositive power of 654,803 of these shares and shared voting power and shared dispositive power of 65,397 of these shares.

(6) As reported in Schedule 13G dated January 16, 2001 filed with the SEC by Greenlight Capital, L.L.C. ("Greenlight") and Messrs. David Einhorn and Jeffrey M. Keswin, the principals of Greenlight. Greenlight and Messrs. Einhorn and Keswin may direct the vote and disposition of 615,000 of these shares and Mr. Einhorn has the sole power to vote and dispose of 500 of these shares and has shared power to vote and dispose of an additional 500 of these shares.

     The following table sets forth as of April 16, 2001 certain information regarding the beneficial ownership of the Company's common stock by each of the Company's directors, its chief executive officer, each of the four most highly compensated executive officers of the Company and all its directors and executive officers as a group for the fiscal year ended December 31, 2000. Except as otherwise noted, to the Company's knowledge, each of the persons listed below has sole voting power and investment power with respect to the shares listed next to his name.

                                        Amount and Nature of
Name of Beneficial Owner               Beneficial Ownership(1)     Percent

Frank T. MacInnis                           451,226(2)               3.7%
Stephen W. Bershad                           63,666(3)                *
David A. B. Brown                            32,338(3)                *
Georges L. de Buffevent                      28,588(3)                *
Albert Fried, Jr.                         1,024,572(3)(4)            9.2%
Richard F. Hamm, Jr.                         29,341(3)                *
Kevin C. Toner                               43,166(3)                *
Jeffrey M. Levy                             104,194(2)                *
Sheldon I. Cammaker                          86,844(2)                *
Leicle E. Chesser                            91,447(2)                *
R. Kevin Matz                                44,278(2)                *
All directors and executive officers
    as a group.                           2,033,160(5)              16.8%
------------
 * Represents less than 1%.

(1) The information contained in the table reflects "beneficial ownership" as defined in Rule 13d-3 of the Securities Exchange Act of 1934, as amended. All percentages set forth in this table have been rounded.

(2) Includes in the case of Mr. MacInnis 425,000 shares, in the case of Mr. Levy 95,000 shares, in the case of each of Messrs. Cammaker and Chesser 80,000 shares, and in the case of Mr. Matz 40,000 shares, that may be acquired upon the exercise of presently exercisable options or options exercisable within 60 days granted pursuant to the Company's stock option plans. In addition, includes in the case of Mr. MacInnis 23,126 shares, in the case of Mr. Levy 8,094 shares, in the case of Mr. Cammaker 6,844 shares, in the case of Mr. Chesser 11,447 shares, and in the case of Mr. Matz 4,278 shares to be issued in respect of stock units granted under the Company's Executive Stock Bonus Plan.

(3) Includes in the case of Mr. Bershad 48,666 shares, in the case of Mr. Brown 31,338 shares, in the case of Mr. de Buffevent 28,258 shares, in the case of Mr. Fried 35,166 shares, in the case of Mr. Hamm 29,341 shares, and in the case of Mr. Toner 38,166 shares, that may be acquired upon exercise of presently exercisable options or options exercisable within 60 days granted to each non-employee director pursuant to the Company's 1995 Non-Employee Directors' Non-Qualified Stock Option Plan and its 1997 Non-Employee
     Directors' Non-Qualified Stock Option Plan, and in the case of Mr. de Buffevent an additional 330 shares to be issued in respect of Deferred Stock Units granted to him pursuant to the 1997 Stock Plan for Directors.


(4) Includes the shares referred to in Note 3 to the table above concerning beneficial ownership of more than five percent of the Company's outstanding shares of common stock.

(5) Includes 964,435 shares that may be acquired upon the exercise of presently exercisable options or options exercisable within 60 days granted pursuant to the Company's stock options plans, 547,428 shares issuable upon the conversion of the Company's Convertible Notes, 330 shares to be issued in respect of Deferred Stock Units granted under the 1997 Stock Plan for Directors, and 56,703 shares to be issued in respect of stock units granted under the Company's Executive Stock Bonus Plan.

Item 13.  Certain Relationships and Related Transactions

         None

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     EMCOR GROUP, INC.
                                                      (Registrant)

Date: April 25, 2001                            By:  /s/ FRANK T. MACINNIS
                                                     ---------------------
                                                         Frank T. MacInnis
                                              Chairman of the Board of Directors
                                                   and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 25, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.


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