Form 10-Q
period 2001-06-30
EMCOR GROUP INC
filed 2001-07-26
CIK 105634

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

                 For the quarterly period ended June 30, 2001
                                  -------------
                                        OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

            For the transition period from __________ to __________
--------------------------------------------------------------------------------

                         Commission file number 0-2315

                                EMCOR Group, Inc.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                Delaware                                       11-2125338
---------------------------------------------            -----------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
              or organization)                            Identification Number)

   101 Merritt Seven Corporate Park
        Norwalk, Connecticut                                    06851-1060
---------------------------------------------            -----------------------
  (Address of principal executive offices)                      (Zip Code)


          (203) 849-7800
---------------------------------------------
    (Registrant's telephone number)

                                       N/A
--------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No __ --- ----

             Applicable Only To Corporate Issuers

     Number of shares of Common Stock outstanding as of the close of business on July 24, 2001: 14,792,816 shares.

                          EMCOR GROUP, INC.
                              INDEX


                                                                        Page No.


PART I - Financial Information

Item 1     Financial Statements

           Condensed Consolidated Balance Sheets -
           as of June 30, 2001 and December 31, 2000                          1

           Condensed Consolidated Statements of Operations -
           three months ended June 30, 2001 and 2000                          3

           Condensed Consolidated Statements of Operations -
           six months ended June 30, 2001 and 2000                            4

           Condensed Consolidated Statements of Cash Flows -
           three months ended June 30, 2001 and 2000                          5

           Condensed Consolidated Statements of Stockholders'
           Equity and Comprehensive Income -
           six months ended June 30, 2001 and 2000                            6

           Notes to Condensed Consolidated Financial Statements               7


Item 2     Management's Discussion and Analysis of Results of
           Operations and Financial Condition                                12

PART II -  Other Information

Item 1     Legal Proceedings                                                 20

Item 2     Changes in Securities                                             20

Item 4     Submission of Matters to a Vote of Security Holders               20

Item 6     Exhibits and Reports on Form 8-K                                  20

PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
--------------------------------------------------------------------------------
                                                  June 30,          December 31,
                                                    2001                2000
                                                 (Unaudited)
--------------------------------------------------------------------------------

                           ASSETS

Current assets:
    Cash and cash equivalents                     $  165,722          $  137,685
    Accounts receivable, net                         810,400             825,803
    Costs and estimated earnings in excess
        of billings on uncompleted contracts         199,182             158,073
    Inventories                                        7,266               6,909
    Prepaid expenses and other                         9,356              10,290
                                                  ----------          ----------

        Total current assets                       1,191,926           1,138,760

Investments, notes and other long-term
    receivables                                       10,111              10,364

Property, plant and equipment, net                    39,296              38,959

Goodwill, net                                         67,332              67,625

Other assets                                           4,488               6,156
                                                  ----------          ----------

       Total assets                               $1,313,153          $1,261,864
                                                  ==========          ==========

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
--------------------------------------------------------------------------------
                                                  June 30,          December 31,
                                                    2001                2000
                                                 (Unaudited)
--------------------------------------------------------------------------------

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt and
    capital lease obligations                     $      542         $      751
  Accounts payable                                   318,896            365,139
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                387,270            314,929
  Accrued payroll and benefits                        95,771            103,897
  Other accrued expenses and liabilities              63,724             67,671
                                                  ----------         -----------

    Total current liabilities                        866,203            852,387

  Long-term debt and capital lease obligations           795            115,878

  Other long-term obligations                         67,958             60,096
                                                  ----------         -----------

    Total liabilities                                934,956          1,028,361
                                                  ----------         -----------

Stockholders' equity:
  Preferred stock, $0.10 par value, 1,000,000
    shares authorized, zero issued and outstanding        --                 --
  Common stock, $0.01 par value, 30,000,000 shares
    authorized, 14,787,739 and 10,470,624 shares
    issued and outstanding, respectively                 159                117
  Capital surplus                                    296,785            167,742
  Accumulated other comprehensive income              (5,576)            (3,906)
  Retained earnings                                  103,665             86,386
  Treasury stock, at cost, 1,131,990 shares          (16,836)           (16,836)
                                                  ----------         -----------

    Total stockholders' equity                       378,197            233,503
                                                  ----------         -----------

Total liabilities and stockholders' equity        $1,313,153         $1,261,864
                                                  ==========         ==========



See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts) (Unaudited)
--------------------------------------------------------------------------------
Three months ended June 30,                           2001                 2000
--------------------------------------------------------------------------------

Revenues                                          $869,506              $866,850
Cost of sales                                      776,762               781,507
                                                  --------              --------
Gross profit                                        92,744                85,343
Selling, general and administrative expenses        71,583                66,763
                                                  --------              --------
Operating income                                    21,161                18,580
Interest expense, net                                  243                 2,226
                                                  --------              --------
Income before income taxes                          20,918                16,354
Income tax provision                                 9,296                 7,196
                                                  --------              --------
Net income                                        $ 11,622              $  9,158
                                                  ========              ========
Basic earnings per share                          $   1.00              $   0.88
                                                  ========              ========
Diluted earnings per share                        $   0.81              $   0.68
                                                  ========              ========


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts) (Unaudited)
--------------------------------------------------------------------------------

Six months ended June 30,                            2001                 2000
--------------------------------------------------------------------------------

Revenues                                          $1,707,061          $1,608,372
Cost of sales                                      1,533,798           1,450,484
                                                  ----------          ----------

Gross profit                                         173,263             157,888
Selling, general and administrative expenses         141,256             128,761
                                                  ----------          ----------

Operating income                                      32,007              29,127
Interest expense, net                                    985               3,970
                                                  ----------          ----------

Income before income taxes                            31,022              25,157
Income tax provision                                  13,743              11,069
                                                  ----------          ----------

Net income                                        $   17,279          $   14,088
                                                  ==========          ==========

Basic earnings per share                          $     1.56          $     1.35
                                                  ==========          ==========

Diluted earnings per share                        $     1.25          $     1.08
                                                  ==========          ==========

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
--------------------------------------------------------------------------------
Six months ended June 30,                                    2001         2000
--------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income                                             $ 17,279     $14,088
    Depreciation and amortization                             6,080       5,024
    Amortization of goodwill                                  2,674       2,251
    Other non-cash expenses                                  16,828      11,448
    Changes in operating assets and liabilities              (6,975)    (33,845)
                                                           --------     -------
Net cash provided by (used in) operating activities          35,886      (1,034)
                                                           --------     -------

Cash flows from investing activities:
    Acquisition of businesses and related earn-out
       agreements                                            (2,983)     (1,102)
    Proceeds from sale of assets                              1,131         942
    Purchase of property, plant and equipment                (7,548)     (5,960)
    Net proceeds (disbursements) from other investments         253      (4,376)
    Other, net                                                   --          34
                                                           --------     --------
Net cash used in investing activities                        (9,147)    (10,462)
                                                           --------     --------

Cash flows from financing activities:
    Borrowings under working capital credit lines, net           --      15,000
    Net repayments of long-term debt and capital lease
       obligations                                             (292)        346
    Net proceeds from exercise of stock options               1,590          27
                                                           --------     --------
Net cash provided by financing activities                     1,298      15,373
                                                           --------     --------
Increase in cash and cash equivalents                        28,037       3,877
Cash and cash equivalents at beginning of year              137,685      58,552
                                                           --------     --------
Cash and cash equivalents at end of period                 $165,722     $62,429
                                                           ========     ========

Supplemental cash flow information:
    Cash paid for:
       Interest                                            $  3,307     $ 3,879
       Income taxes                                        $  2,045     $ 2,383

    Non-cash financing activities:
       5 3/4% Convertible Subordinated Notes due
       2005, converted into common stock                   $115,000          --

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(In thousands) (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                     Accumulated
                                                                        other
                                            Common      Capital     comprehensive     Retained    Treasury     Comprehensive
                                Total       stock       surplus       loss (1)        earnings      stock          income
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000       $170,249      $117       $142,894       $(2,223)     $ 46,297      $(16,836)
    Net income                   14,088        --             --            --        14,088            --        $14,088
    Foreign currency
      translation adjustments    (1,503)       --             --        (1,503)           --            --         (1,503)
                                                                                                                  -------
    Comprehensive income             --        --             --            --            --            --        $12,585
                                                                                                                  =======
    Provision in lieu of
      income taxes                8,338        --          8,338            --            --            --
    Common stock issued under
      stock option plans             27        --             27            --            --            --
    Other, net                       34        --             34            --            --            --
                               --------      ----       --------        --------     -------      --------
Balance, June 30, 2000         $191,233      $117       $151,293        $(3,726)    $ 60,385      $(16,836)
                               ========      ====       ========        ========     =======      ========

Balance, January 1, 2001       $233,503      $117       $167,742        $(3,906)    $ 86,386      $(16,836)
    Net income                   17,279        --             --             --       17,279            --        $17,279
    Foreign currency
      translation adjustments    (1,670)       --             --         (1,670)         --             --         (1,670)
                                                                                                                  -------
    Comprehensive income             --        --             --             --          --             --        $15,609
                                                                                                                  =======
    Provision in lieu of
      income taxes               11,569        --         11,569             --          --             --
    Common stock issued under
      stock option plans          1,590        --          1,590             --          --             --
    Conversion of 5 3/4%
      Convertible Subordinated
      Notes  (2)                113,876        42        113,834             --          --             --
    Value of Restricted
      Stock Units (3)             2,050        --          2,050             --          --             --
                               --------      ----       --------        --------    --------      --------
Balance, June 30, 2001         $378,197      $159       $296,785        $(5,576)    $103,665      $(16,836)
                               ========      ====       ========        ========    ========      ========

(1)  Represents  cumulative  foreign  currency  translation   adjustments.
(2) Represents conversion of $115.0 million 5 3/4% convertible subordinated notes into common stock, net of related interest and deferred financing costs.
(3) Represents the value of Restricted Stock Units for the purchase of common stock at the date of grant plus the related compensation expense in the current year due to an increase in market value of the underlying common stock.

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

In the opinion of EMCOR, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly the financial position of EMCOR and the results of its operations. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

Certain reclassifications of prior year amounts have been made to conform to current year presentation.

NOTE B  Long Term Debt

During the second quarter of 2001, EMCOR called its $115.0 million 5 3/4 % convertible subordinated notes for redemption. All of the convertible subordinated notes were converted, net of related deferred financing costs, into
4.2 million shares of EMCOR common stock.

NOTE C   Earnings Per Share

The following tables summarize EMCOR's calculation of Basic and Diluted Earnings per Share ("EPS") for the three and six month periods ended June 30, 2001 and 2000:

                                                                              Three months ended
                                                                                June 30, 2001
                                                          -----------------------------------------------------
                                                            Income                 Shares             Per Share
                                                          (Numerator)          (Denominator)            Amount
                                                          -----------           ------------          ---------
Basic EPS
Income available to common
  stockholders                                            $11,622,000           11,647,990               $1.00
                                                                                                         =====
Effect of Dilutive Securities:
   Convertible Subordinated Notes, including
     assumed interest savings, net of tax                     743,520            3,168,835
   Options                                                         --              497,523
                                                          -----------           ----------
Diluted EPS                                               $12,365,520           15,314,348               $0.81
                                                          ===========           ==========               =====

                                                                              Six months ended
                                                                                June 30, 2001
                                                          -----------------------------------------------------
                                                            Income                Shares              Per Share
                                                          (Numerator)          (Denominator)            Amount
                                                          -----------          -------------          ---------
Basic EPS
Income available to common
  stockholders                                            $17,279,000           11,074,392               $1.56
                                                                                                         =====
Effect of Dilutive Securities:
   Convertible Subordinated Notes, including
       assumed interest savings, net of tax                 1,735,395            3,649,763
   Options                                                         --              444,519
                                                          -----------           ----------
Diluted EPS                                               $19,014,395           15,168,674               $1.25
                                                          ===========           ==========               =====


                                                                             Three months ended
                                                                                June 30, 2000
                                                          --------------------------------------------------------

                                                            Income                Shares               Per Share
                                                          (Numerator)          (Denominator)             Amount
                                                          -----------          -------------           -----------

Basic EPS
Income available to common
  stockholders                                            $ 9,158,000            10,429,880              $0.88
                                                                                                         =====
Effect of Dilutive Securities:
   Convertible Subordinated Notes, including
     assumed interest savings, net of tax                     986,455             4,206,291
    Options                                                        --               278,237
                                                          -----------            ----------
Diluted EPS                                               $10,144,455            14,914,408              $0.68
                                                          ===========            ==========              =====


                                                                              Six months ended
                                                                                June 30, 2000
                                                          ----------------------------------------------------------

                                                            Income                Shares               Per Share
                                                          (Numerator)          (Denominator)             Amount
                                                          -----------          -------------           -------------

Basic EPS
Income available to common
  stockholders                                            $14,088,000            10,428,785              $1.35
                                                                                                         =====
Effect of Dilutive Securities:
   Convertible Subordinated Notes, including
     assumed interest savings, net of tax                   1,962,070             4,206,291
   Options                                                         --               263,618
                                                          -----------            ----------
Diluted EPS                                               $16,050,070            14,898,694              $1.08
                                                          ===========            ==========              =====



There were no options excluded from the calculation of diluted EPS for the three and six month periods ended June 30, 2001. For the three and six month periods ended June 30, 2000, 37,000 and 37,193 options, respectively, were excluded from the calculation of Diluted EPS as the inclusion of those options would be antidilutive.

NOTE D   Income Taxes

EMCOR files a consolidated federal income tax return including all U.S. subsidiaries. At June 30, 2001, EMCOR had net operating loss carryforwards ("NOLs") for U.S. income tax purposes of approximately $11.0 million, which expire in the years 2009 through 2012. The NOLs are subject to review by the Internal Revenue Service. Future changes in ownership of EMCOR, as defined by
Section 382 of the Internal Revenue Code, could limit the amount of EMCOR's NOLs available for use in any one year. In the United Kingdom, EMCOR's wholly owned subsidiary, Drake & Scull, has a trading loss carry-forward of approximately $3.0 million. Trading losses may be carried forward, without a time limit, against future income from the same trade.

EMCOR adopted Fresh-Start Accounting in connection with EMCOR's reorganization in December 1994. As a result, the tax benefit of any net operating loss carryforwards or net deductible temporary differences which existed as of December 15, 1994 will result in a charge to the tax provision (provision in lieu of income taxes) and to capital surplus.

Amounts credited to capital surplus for the six month periods ended June 30, 2001 and 2000 were approximately $11.6 million and $8.3 million, respectively.

NOTE E   New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133", and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities" ("SFAS 138") establish for fiscal quarters of fiscal years beginning after June 15, 2000 accounting and reporting standards requiring derivative instruments, as defined, to be measured in the financial statements at fair value. SFAS 133 also requires that changes in the derivative instruments' fair value be recognized currently in earnings unless certain accounting criteria are met. EMCOR adopted these standards as of January 1, 2001; however, there were no derivative instruments outstanding and therefore, there was no effect on the financial condition or results of operations of EMCOR.

In July 2001, the Financial Accounting Standards Board published Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires goodwill to be subject to at least an annual assessment for impairment with amortization over its estimated useful life to be discontinued effective January 1, 2002.

NOTE F   Segment Information

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

The following presents information about industry segments and geographic areas (in thousands):

                                                                  For the three months ended            For the six months ended
                                                                ------------------------------      -------------------------------
                                                                 June 30, 2001     June 30, 2000     June 30, 2001     June 30, 2000
                                                                 -------------     -------------     -------------     -------------
Revenues from unrelated entities:
  United States electrical construction and facilities services      $358,307          $327,008        $  690,304       $  606,925
  United States mechanical construction and facilities services       288,726           317,407           584,247          590,056
  United States other services                                         58,802            43,879           104,447           71,052
                                                                     --------          --------        ----------       ----------
  Total United States operations                                      705,835           688,294         1,378,998        1,268,033
  Canada construction and facilities services                          39,897            67,914            77,782          127,411
  United Kingdom construction and facilities services                 118,645           110,638           244,257          212,606
  Other international construction and facilities services              5,129                 4             6,024              322
                                                                     --------          --------        ----------       ----------
  Total worldwide operations                                         $869,506          $866,850        $1,707,061       $1,608,372
                                                                     ========          ========        ==========       ==========

Total  revenues:
  United States electrical construction and facilities services      $378,236          $332,308        $  717,124       $  614,187
  United States mechanical construction and facilities services       304,785           322,551           606,946          597,116
  United States other services                                         62,072            44,589           108,505           71,902
  Less intersegment revenues                                          (39,258)          (11,154)          (53,577)         (15,172)
                                                                     --------          --------        ----------       ----------
  Total United States operations                                      705,835           688,294         1,378,998        1,268,033
  Canada construction and facilities services                          39,897            67,914            77,782          127,411
  United Kingdom construction and facilities services                 118,645           110,638           244,257          212,606
  Other international construction and facilities services              5,129                 4             6,024              322
                                                                     --------          --------        ----------       ----------
  Total worldwide operations                                         $869,506          $866,850        $1,707,061       $1,608,372
                                                                     ========          ========        ==========       ==========




                                                                  For the three months ended            For the six months ended
                                                                ------------------------------      --------------------------------
                                                                 June 30, 2001     June 30, 2000     June 30, 2001     June 30, 2000
                                                                 -------------     -------------     -------------     -------------
Operating income:
  United States electrical construction and facilities services       $16,505           $13,815           $31,009        $24,160
  United States mechanical construction and facilities servuces        11,393             9,796            16,460         17,419
  United States other services                                         (1,364)             (870)           (3,290)        (1,705)
                                                                      -------           -------           -------        -------
  Total United States operations                                       26,534            22,741            44,179         39,874
  Canada construction and facilities services                             344             2,158               971          3,031
  United Kingdom construction and facilities services                   2,406             1,144             2,342            (66)
  Other international construction and facilities services               (897)              192            (1,437)           205
  Corporate administration                                             (7,226)           (7,655)          (14,048)       (13,917)
                                                                      -------           -------           -------        -------
  Total worldwide operations                                           21,161            18,580            32,007         29,127

Other corporate items:
  Interest expense                                                     (1,754)           (2,643)           (3,973)        (4,912)
  Interest income                                                       1,511               417             2,988            942
                                                                      -------           -------           -------        -------
  Income before income taxes                                          $20,918           $16,354           $31,022        $25,157
                                                                      =======           =======           =======        =======

                                                                 June 30, 2001     December 31, 2000
                                                                 -------------     -----------------
Total assets:
  United States electrical construction and facilities services    $  421,871        $  422,647
  United States mechanical construction and facilities services       462,119           450,684
  United States other services                                         65,825            79,323
                                                                   ----------        ----------
  Total United States operations                                      949,815           952,654
  Canada construction and facilities services                          50,131            60,122
  United Kingdom construction and facilities services                 145,664           136,645
  Other international construction and facilities services             14,793            14,181
  Corporate administration                                            152,750            98,262
                                                                   ----------        ----------
  Total worldwide operations                                       $1,313,153        $1,261,864
                                                                   ==========        ==========


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Unaudited)

Highlights

EMCOR Group Inc.'s ("EMCOR") revenues for the three months ended June 30, 2001 and 2000 were $869.5 million and $866.9 million, respectively. Net income for the three months ended June 30, 2001 was $11.6 million compared to net income of $9.2 million for the three months ended June 30, 2000. Diluted Earnings Per Share ("Diluted EPS") were $0.81 per share for the three months ended June 30, 2001 compared to Diluted EPS of $0.68 per share in the year earlier period.

Revenues for the six months ended June 30, 2001 and 2000 were $1,707.1 million and $1,608.4 million, respectively. Net income for the six months ended June 30, 2001 was $17.3 million compared to net income of $14.1 million for the six months ended June 30, 2000. Diluted EPS were $1.25 per share for the six months ended June 30, 2001 compared to Diluted EPS of $1.08 per share in the year earlier period.

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

Results of Operations

Revenues

The following table presents EMCOR's operating segment revenues and their respective percentage of total revenues (in thousands, except for percentages):

                                                                      For the three months ended June 30,
                                                                      -----------------------------------
                                                                                  % of                 % of
                                                                       2001       Total      2000      Total
                                                                       ----       -----      ----      -----
Revenues:
  United States electrical construction and facilities services      $358,307      41%     $327,008     38%
  United States mechanical construction and facilities services       288,726      33%      317,407     37%
  United States other services                                         58,802       7%       43,879      5%
                                                                     --------              --------
  Total United States operations                                      705,835      81%      688,294     79%
  Canada construction and facilities services                          39,897       5%       67,914      8%
  United Kingdom construction and facilities services                 118,645      14%      110,638     13%
  Other international construction and facilities services              5,129       1%            4      --
                                                                     --------              --------
  Total worldwide operations                                         $869,506     100%     $866,850    100%
                                                                     ========              ========

                                                                      For the six months ended June 30,
                                                                      ---------------------------------
                                                                                % of                  % of
                                                                      2001      Total       2000      Total
                                                                      ----      -----       ----      -----
Revenues:
  United States electrical construction and facilities services    $  690,304      40%   $  606,925     38%
  United States mechanical construction and facilities services       584,247      34%      590,056     37%
  United States other services                                        104,447       6%       71,052      4%
                                                                   ----------            ----------
  Total United States operations                                    1,378,998      81%    1,268,033     79%
  Canada construction and facilities services                          77,782       5%      127,411      8%
  United Kingdom construction and facilities services                 244,257      14%      212,606     13%
  Other international construction and facilities services              6,024       --          322      --
                                                                   ----------            ----------
  Total worldwide operations                                       $1,707,061     100%   $1,608,372    100%
                                                                   ==========            ==========

EMCOR had a $2.6 million or 0.3% increase in revenues for the three months ended June 30, 2001 compared to the second quarter of 2000. EMCOR's operations in most markets recorded a growth in revenues, particularly those in its New York City, Boston, Chicago and Denver markets in the United States and in the United Kingdom. The increase was due primarily to start date delays in Eastern Canada for certain projects in backlog and a reduction of revenues in Western Canada.


EMCOR had a $98.7 million or a 6.1% increase in revenues for the six months ended June 30, 2001 compared to the same period in 2000. The increase over the prior year period was primarily attributable to revenue growth from EMCOR's operations, primarily in the New York City, Boston, Chicago, Denver and California markets in the United States.

Revenues of electrical construction and facilities services business units for the three months ended June 30, 2001 were $358.3 million compared to $327.0 million for the three months ended June 30, 2000. The $31.3 million or 9.6% increase in the revenues for the three months ended June 30, 2001 compared to the same period in 2000 was attributable to continuing growth in United States markets, particularly in the New York City, Chicago, Denver and California markets, slightly offset by a reduced level of activity in the Las Vegas, Ohio and Michigan markets. Revenues for the six months ended June 30, 2001 were $690.3 million compared to $606.9 million for the six months ended June 30, 2000. The $83.4 million or 13.7% increase in revenues for the six months ended June 30, 2001 compared to the same period in 2000 was attributable to the growth in the markets previously identified, offset partially by the decrease in the Las Vegas, Ohio and Michigan markets.

Revenues of mechanical construction and facilities services business units for the three months ended June 30, 2001 were $288.7 million compared to $317.4 million for the three months ended June 30, 2000. The $28.7 million or 9.0% decrease in revenues was primarily attributable to a reduced level of activity at EMCOR's Poole & Kent subsidiary operations in the North and South Carolina markets as well as the Las Vegas and Houston markets. Revenues for the six months ended June 30, 2001 were $584.2 million compared to $590.1 million for the six months ended June 30, 2000. The $5.9 million or 1.0% decrease in revenues for the six months ended June 30, 2001 compared to the prior year was attributable to a reduced level of activity at EMCOR's Poole & Kent subsidiary operations in the North and South Carolina markets as well as the Las Vegas and Houston markets.

Other United States services revenues of $58.8 million for the three months ended June 30, 2001, which include those operations which principally provide consulting and maintenance services, increased by $14.9 million compared to $43.9 million for the same three months in 2000. The increase in revenues was primarily attributable to an increase in building maintenance services provided to customers. Other United States services revenues of $104.4 million for the six months ended June 30, 2001 increased by $33.3 million compared to $71.1 million for the same six months in 2000. The increase was primarily attributable to $23.2 million of revenues from a majority-owned joint venture, as well as increases attributable to the remainder of EMCOR's United States other services operations.

Revenues of Canada construction and facilities services for the three months ended June 30, 2001 were $39.9 million compared to $67.9 million for the three months ended June 30, 2000. The decrease in revenues in the current period was primarily due to start date delays in Eastern Canada for certain projects in backlog. Revenues for the six months ended June 30, 2001 were $77.8 million compared to $127.4 million for the six months ended June 30, 2000. This decrease in revenues was also primarily attributable to project start date delays and a reduction of revenues in Western Canada.

Revenues of United Kingdom construction and facilities services business units for the three months ended June 30, 2001 were $118.6 million compared to $110.6 million for the three months ended June 30, 2000. The $8.0 million increase in revenues was attributable to continued growth in construction and facilities markets in the United Kingdom, especially in the northern region. Revenues for the six months ended June 30, 2001 were $244.3 million compared to $212.6 million for the six months ended June 30, 2000. The increases were principally attributable to continued growth in construction and facilities markets in the United Kingdom.

Other international construction and facilities services primarily consists of EMCOR's operations in the Middle East, South Africa and Europe. Revenues for the three months ended June 30, 2001 increased by $5.1 million compared to the three months ended June 30, 2000. Revenues for the six months ended June 30, 2001 were $6.0 million compared to $0.3 million for the six months ended June 30, 2000. The increase in revenues for both periods was due to a new technology division pursuing telecom related work in Europe. The remainder of the work performed in this operating segment is accounted for under the equity method of accounting because EMCOR realizes these revenues through joint ventures and has less than majority ownership. No revenue attributable to such joint ventures was recorded. EMCOR continues to pursue new business selectively in these markets; however, the availability of opportunities has been significantly reduced as a result of local economic factors, particularly in the Middle East.

Cost of sales and Gross profit

The following table presents EMCOR's cost of sales, gross profit, and gross profit as a percentage of revenues (in thousands, except for percentages):

                                             For the three months ended June 30,
                                             -----------------------------------
                                                       2001             2000
                                                       ----             ----
 Cost of sales ................................    $776,762         $781,507
 Gross profit..................................    $ 92,744         $ 85,343
 Gross profit, as a percentage of revenues.....        10.7%             9.8%

                                              For the six months ended June 30,
                                              ---------------------------------
                                                       2001             2000
                                                       ----             ----
Cost of sales ................................   $1,533,798       $1,450,484
Gross profit..................................   $  173,263       $  157,888
Gross profit, as a percentage of revenues.....         10.1%             9.8%

Gross profit (revenues less cost of sales) increased $7.4 million for the three months ended June 30, 2001 to $92.7 million compared to $85.3 million for the three months ended June 30, 2000. As a percentage of revenues, gross profit increased to 10.7% from 9.8% for the three months ended June 30, 2001 and 2000, respectively. The dollar increase in gross profit, as well as the increase in gross profit as a percentage of revenues, were primarily due to an increase in gross profits realized due to the type and location of construction and facilities services contracts performed and continued improvement in project management.

Gross profit increased $15.4 million for the six months ended June 30, 2001 to $173.3 million compared to $157.9 million for the six months ended June 30, 2000. As a percentage of revenues, gross profit increased to 10.1% from 9.8% for the six months ended June 30, 2001 and 2000, respectively. The dollar increase in gross profit was due to the increase in revenues of EMCOR's operations. The increase in gross profit as a percentage of revenues was primarily a result of an increase in gross profits on projects due to the type and location of construction and facilities services contracts performed and continued improvement in project management.

Selling, general and administrative expenses

The following table presents EMCOR's selling, general and administrative expenses, and selling, general and administrative expenses as a percentage of revenues (in thousands, except for percentages):

                                                                              For the three months ended June 30,
                                                                              -----------------------------------
                                                                                        2001         2000
                                                                                        ----         ----
Selling, general and administrative expenses  . . . . . . . . . . . . . . . .        $71,583      $66,763
Selling, general and administrative expenses, as a percentage of revenues . .            8.2%         7.7%
Selling, general and administrative expenses, as a percentage of revenues
  excluding amortization of goodwill  . . . . . . . . . . . . . . . . . . . .            8.1%         7.6%

                                                                              For the six months ended June 30,
                                                                              ---------------------------------
                                                                                        2001         2000
                                                                                        ----         ----
Selling, general and administrative expenses  . . . . . . . . . . . . . . . .       $141,256     $128,761
Selling, general and administrative expenses, as a percentage of revenues . .            8.3%         8.0%
Selling, general and administrative expenses, as a percentage of revenues,
  excluding amortization of goodwill  . . . . . . . . . . . . . . . . . . . .            8.1%         7.9%

Selling, general and administrative expenses for the three months ended June 30, 2001 increased $4.8 million. Selling, general and administrative expenses as a percentage of revenues were 8.2% for the three months ended June 30, 2001, compared to 7.7 % for the three months ended June 30, 2000. For the six months ended June 30, 2001 selling, general and administrative expenses increased $12.5 million compared to the same period in the prior year. Selling, general and administrative expenses as a percentage of revenues was 8.3% for the six months ended June 30, 2001, compared to 8.0% for the six months ended June 30, 2000. For both the three and six month periods ended June 30, 2001, the dollar increase in selling, general and administrative expenses compared to the prior year was attributable to the type and location of construction and facilities services contracts performed plus an overall increase in revenues, corresponding increases in variable selling, general and administrative expenses and incremental fixed costs to support the current growth in operations.

Operating income

The following table presents EMCOR's operating income, and operating income as a percentage of segment revenues (in thousands, except for percentages):

                                                                        For the three months ended June 30,
                                                                        -----------------------------------
                                                                                  % of                        % of
                                                                                 Segment                    Segment
                                                                     2001        Revenues       2000        Revenues
                                                                     ----        --------       ----        --------
Operating income (loss):
  United States electrical construction and facilities services    $16,505         4.6%       $13,815          4.2%
  United States mechanical construction and facilities services     11,393         3.9%         9,796          3.1%
  United States other services . . . . . . . . . . . . . . . .      (1,364)         --           (870)          --
                                                                   -------                    -------
  Total United States operations . . . . . . . . . . . . . . .      26,534         3.8%        22,741          3.3%
  Canada construction and facilities services  . . . . . . . .         344         0.9%         2,158          3.2%
  United Kingdom construction and facilities services  . . . .       2,406         2.0%         1,144          1.0%
  Other international construction and facilities services . .        (897)         --            192           --
  Corporate administration . . . . . . . . . . . . . . . . . .      (7,226)         --         (7,655)          --
                                                                   -------                    -------
  Total worldwide operations                                        21,161         2.4%        18,580          2.1%


  Other corporate items:
     Interest expense  . . . . . . . . . . . . . . . . . . . .      (1,754)                    (2,643)
     Interest income . . . . . . . . . . . . . . . . . . . . .       1,511                        417
                                                                   -------                    -------
  Income before income taxes . . . . . . . . . . . . . . . . .     $20,918                    $16,354
                                                                   =======                    =======

                                                                     For the six months ended June 30,
                                                                     ---------------------------------
                                                                                  % of                        % of
                                                                                 Segment                    Segment
                                                                     2001        Revenues       2000        Revenues
                                                                     ----        --------       ----        --------
Operating income (loss):
  United States electrical construction and facilities services    $31,009         4.5%       $24,160          4.0%
  United States mechanical construction and facilities services     16,460         2.8%        17,419          3.0%
  United States other services . . . . . . . . . . . . . . . .      (3,290)         --         (1,705)          --
                                                                   -------                    -------
  Total United States operations . . . . . . . . . . . . . . .      44,179         3.2%        39,874          3.1%
  Canada construction and facilities services  . . . . . . . .         971         1.2%         3,031          2.4%
  United Kingdom construction and facilities services  . . . .       2,342         1.0%           (66)          --
  Other international construction and facilities services . .      (1,437)         --            205           --
  Corporate administration . . . . . . . . . . . . . . . . . .     (14,048)         --        (13,917)          --
                                                                   -------                    -------
  Total worldwide operations . . . . . . . . . . . . . . . . .      32,007         1.9%        29,127          1.8%

  Other corporate items:
     Interest expense  . . . . . . . . . . . . . . . . . . . .      (3,973)                    (4,912)
     Interest income . . . . . . . . . . . . . . . . . . . . .       2,988                        942
                                                                   -------                    -------
  Income before income taxes . . . . . . . . . . . . . . . . .     $31,022                    $25,157
                                                                   =======                    =======


EMCOR had operating income of $21.2 million for the three months ended June 30, 2001 compared with operating income of $18.6 million for the three months ended June 30, 2000. The increase of $2.6 million or 13.9% in operating income for the three months ended June 30, 2001 as compared to the same period in 2000 was due to increased revenues and gross profits from many of EMCOR's operations partially offset by decreases in operating income related to the type and location of construction and facilities service contracts performed in the prior year compared to the current year. Operating income for the six months ended June 30, 2001 was $32.0 million compared to $29.1 million for the same period in 2000. The increase of $2.9 million or 10.0% was due to increased revenues and gross profits from EMCOR's operations.

United States electrical construction and facilities services operating income (before deduction of general corporate and other expenses discussed below) for the three months ended June 30, 2001 was $16.5 million or 4.6% of revenues, compared to $13.8 million or 4.2% of revenues for the three months ended June 30, 2000. The $2.7 million increase in operating income for the three months ended June 30, 2001 compared to the same period in 2000 was primarily attributable to the continuing growth in the United States markets, particularly in New York City, Chicago, San Diego, Washington, D. C., Atlanta and California, offset by the decrease in the Las Vegas market. Operating income for the six months ended June 30, 2001 was $31.0 million or 4.5% of revenues, compared to $24.2 million or 4.0% of revenues for the six months ended June 30, 2000. The increase in operating income, similar to the three months ended June 30, 2001, was attributable to the market growth as mentioned previously, offset by the decrease in the Las Vegas market.

United States mechanical construction and facilities services operating income for the three months ended June 30, 2001 was $11.4 million or 3.9% of revenues, compared to $9.8 million or 3.1% of revenues for the three months ended June 30, 2000. The $1.6 million increase in operating income was attributable to growth in the California market, offset by losses for EMCOR's Poole & Kent subsidiary operations in the North and South Carolina markets, as well as a reduction of activity in the Las Vegas and Houston markets. Operating income for the six months ended June 30, 2001 was $16.5 million or 2.8% of revenues, compared to $17.4 million or 3.0% of revenues for the six months ended June 30, 2000. The decrease in operating income for the six months ended June 30, 2001 compared to the prior year period was primarily attributable to losses from EMCOR's Poole & Kent subsidiary operations in the North and South Carolina markets as well as a reduction of activity in the Las Vegas and Houston markets, partially offset by growth in the California market.

Other United States services operating losses were $1.4 million and $0.9 million for the three months ended June 30, 2001 and 2000, respectively. These operating losses were primarily attributable to costs associated with the continued development of consulting operations and maintenance services activities. For the six months ended June 30, 2001, operating losses were $3.3 million compared to $1.7 million for the six months ended June 30, 2000. These operating losses were primarily attributable to costs associated with the continued development of the consulting operations and maintenance services activities.

Canada construction and facilities services operating income was $0.3 million compared to $2.2 million for the three months ended June 30, 2001 and 2000, respectively. Operating income for the six months ended June 30, 2001 and 2000 was $1.0 million and $3.0 million, respectively. The decrease in operating income in the 2001 three and six month periods was primarily due to a decreased level of activities due to project start date delays in Eastern Canada and a reduction of revenues in Western Canada.

United Kingdom construction and facilities services operating income for the three months ended June 30, 2001 and 2000 were $2.4 million and $1.1 million, respectively. This improvement is attributable to continued growth in construction and facilities markets in the United Kingdom, especially in the northern region. Operating income for the six months ended June 30, 2001 was $2.3 million compared to operating losses of $0.1 million for the six months ended June 30, 2000. The increase in operating income for the six months ended June 30, 2001, as compared to the respective prior year period, is attributable to continued growth in construction and facilities markets in the United Kingdom.

Other international construction and facilities services operating loss was $0.9 million for the three months ended June 30, 2001 compared to operating income of $0.2 million for three months ended June 30, 2000. Operating losses for the six months ended June 30, 2001 were $1.4 million compared to operating income of $0.2 million for the six months ended June 30, 2000. These operating losses are attributable to project losses related to a Middle East joint venture. EMCOR continues to pursue new business selectively in the Middle East, South African and European markets; however, the availability of opportunities has been significantly reduced as a result of local economic factors, particularly in the Middle East.

General corporate expenses for the three months ended June 30, 2001 were $7.2 million compared to $7.7 million for the three months ended June 30, 2000. For the six months ended June 30, 2001 and 2000, general corporate expenses were $14.0 million and $13.9 million, respectively. The increase in general corporate expenses for the six months ended June 30, 2001 was due to increased variable overhead costs associated with EMCOR's increased revenues, as well as incremental fixed costs to support current growth in operations.

Interest expense for the three months ended June 30, 2001 and 2000 was $1.8 million and $2.6 million, respectively. For the six months ended June 30, 2001 and 2000, interest expense was $4.0 million and $4.9 million, respectively. Interest income for the three months ended June 30, 2001 and 2000 was $1.5 million and $0.4 million, respectively. For the six months ended June 30, 2001, interest income was $3.0 million compared to $0.9 million for the six months ended June 30, 2000. The increases in interest income of $1.1 million and $2.1 million for the three and six months ended June 30, 2001 compared to the same three and six months in 2000 was attributable to higher cash on hand in the current year compared to the same period in the prior year.

The income tax provision increased by $2.1 million to $9.3 million for the three months ended June 30, 2001, versus $7.2 million for the same period in 2000. The income tax provision increased by $2.6 million to $13.7 million for the six months ended June 30, 2001. The increase in provision for both the three and six months periods were primarily due to increased income before taxes. A portion of the liability for income taxes, $11.6 million for 2001 and $8.3 million for 2000, was not payable in cash due to the utilization of NOL's and was recorded as an increase in capital surplus for both years.

EMCOR's backlog was $2.0 billion at June 30, 2001 and $1.8 billion at December 31, 2000. The increase in backlog was primarily due to new projects awarded in the United States and in Eastern Canada.

Liquidity and Capital Resources

The following table presents EMCOR's net cash provided by (used in) operating activities, investing activities and financing activities (in thousands):

                                                             For the six
                                                        months ended June 30,
                                                        ----------------------
                                                        2001           2000
                                                        ----            ----
Net cash provided by (used in) operating activities   $35,886         $ (1,034)
Net cash used in investing activities . . . . . . .   $(9,147)        $(10,462)
Net cash provided by financing activities . . . . .   $ 1,298         $ 15,373


EMCOR's consolidated cash balance increased by approximately $28.0 million from $137.7 million at December 31, 2000 to $165.7 million at June 30, 2001. Net cash provided by operating activities for the six months ended June 30, 2001 of $35.9 million was a $36.9 million increase from the net cash used in operating activities of $1.0 million in the same period last year. The increase in net cash provided by operating activities was primarily attributable to increased net income and non-cash expenses and changes in operating assets and liabilities. Net cash used in investing activities of $9.1 million for the six months ended June 30, 2001 decreased by $1.4 million compared to $10.5 million in the same period last year. The decrease in net cash used in investing activities was due primarily to an increase in EMCOR's investments, notes and other long-term receivables. Net cash provided by financing activities of $1.3 million was a decrease of $14.1 million from $15.4 million for the six months ended June 30, 2000. The decrease in net cash provided by financing activities was attributable to a reduction in borrowings under working capital credit lines, offset by proceeds from the exercise of stock options.

During the second quarter of 2001, EMCOR called its $115.0 million 5 3/4 % convertible subordinated notes for redemption. All of the convertible subordinated notes were converted into 4.2 million shares of EMCOR common stock.

As of June 30, 2001, EMCOR's total borrowing capacity under its revolving credit facility was $150.0 million. EMCOR had approximately $16.0 million of letters of credit outstanding under the revolving credit facility as of that date. There were no revolving loans outstanding as of June 30, 2001 and December 31, 2000 under the revolving credit facility.

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

ITEM 2 - CHANGES IN SECURITIES

The Company called for redemption on June 11, 2001 and June 25, 2001 one-half of its $115.0 million aggregate principal amount of 5 3/4% Convertible Subordinated Notes due April 1, 2005 (the "Notes"). Notes were redeemable into EMCOR common stock at a conversion price of $27.34 per share or approximately 36.5764 shares of EMCOR common stock per $1,000 principal amounts of Notes. As of June 25, 2001, 100% of the Notes were converted into an aggregate of approximately 4.2 million shares of EMCOR common stock.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits
                                                   Incorporated by Reference
      Exhibit No      Description                  to, or Page Number
      ----------      -----------                  -------------------------

         11           Computation of Basic         Note C  of the Notes
                      EPS and Diluted EPS          to the Condensed Consolidated
                      for the three and six        Financial Statements.
                      months ended June 30,
                      2001 and 2000


(b)    No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  EMCOR GROUP, INC.
                                  ----------------------------------------------
                                                     (Registrant)


Date:  July 26, 2001        By:                     /s/FRANK T. MACINNIS
                                  ----------------------------------------------
                                                     Frank T. MacInnis
                                                  Chairman of the Board of
                                                       Directors and
                                                  Chief Executive Officer


Date:  July 26, 2001        By:                     /s/LEICLE E. CHESSER
                                  ----------------------------------------------
                                                     Leicle E. Chesser
                                                  Executive Vice President
                                                 and Chief Financial Officer


Date:  July 26, 2001        By:                      /s/ MARK A. POMPA
                                  ----------------------------------------------
                                                       Mark A. Pompa
                                                     Vice President and
                                                         Controller