Form 10-Q
period 2001-09-30
EMCOR GROUP INC
filed 2001-10-25
CIK 105634

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

                For the quarterly period ended September 30, 2001
                               ------------------

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

             For the transition period from __________ to __________
--------------------------------------------------------------------------------

                          Commission file number 0-2315
                                     ------

                                EMCOR Group, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                     11-2125338
---------------------------------------------             ----------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
           or organization)                               Identification Number)

   101 Merritt Seven Corporate Park
        Norwalk, Connecticut                                      06851-1060
---------------------------------------------                 ------------------
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

     Number of shares of Common Stock outstanding as of the close of business on October 23, 2001: 14,811,418 shares.

                                EMCOR GROUP, INC.
                                      INDEX


                                                                        Page No.


PART I - Financial Information

Item 1     Financial Statements

           Condensed Consolidated Balance Sheets -
           as of September 30, 2001 and December 31, 2000                     1

           Condensed Consolidated Statements of Operations -
           three months ended September 30, 2001 and 2000                     3

           Condensed Consolidated Statements of Operations -
           nine months ended September 30, 2001 and 2000                      4

           Condensed Consolidated Statements of Cash Flows -
           nine months ended September 30, 2001 and 2000                      5

           Condensed Consolidated Statements of Stockholders'
           Equity and Comprehensive Income -
           nine months ended September 30, 2001 and 2000                      6

           Notes to Condensed Consolidated Financial Statements               7


Item 2     Management's Discussion and Analysis of Results of
           Operations and Financial Condition                                12

PART II -  Other Information

Item 1     Legal Proceedings                                                 20

Item 2     Changes in Securities                                             20

Item 4     Submission of Matters to a Vote of Security Holders               20

Item 6     Exhibits and Reports on Form 8-K                                  21

PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
--------------------------------------------------------------------------------
                                                September 30,       December 31,
                                                   2001                 2000
                                                 (Unaudited)
--------------------------------------------------------------------------------

                           ASSETS

Current assets:
    Cash and cash equivalents                   $  174,732            $  137,685
    Accounts receivable, net                       786,397               825,803
    Costs and estimated earnings in excess
        of billings on uncompleted contracts       211,558               158,073
    Inventories                                      7,152                 6,909
    Prepaid expenses and other                       9,824                10,290
                                                ----------            ----------

       Total current assets                      1,189,663             1,138,760

Investments, notes and other long-term
    receivables                                     10,270                10,364

Property, plant and equipment, net                  41,388                38,959

Goodwill, net                                       69,089                67,625

Other assets                                         4,826                 6,156
                                                ----------            ----------

       Total assets                             $1,315,236            $1,261,864
                                                ==========            ==========



See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
--------------------------------------------------------------------------------
                                                 September 30,      December 31,
                                                    2001               2000
                                                 (Unaudited)
--------------------------------------------------------------------------------

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt and
    capital lease obligations                     $      443         $      751
  Accounts payable                                   287,245            365,139
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                373,202            314,929
  Accrued payroll and benefits                       108,471            103,897
  Other accrued expenses and liabilities              67,798             67,671
                                                  ----------         ----------

     Total current liabilities                       837,159            852,387

    Long-term debt and capital lease obligations         726            115,878

    Other long-term obligations                       73,156             60,096
                                                  ----------         ----------

     Total liabilities                               911,041          1,028,361
                                                  ----------         ----------

Stockholders' equity:
  Preferred stock, $0.10 par value, 1,000,000
    shares authorized, zero issued and outstanding        --                 --
  Common stock, $0.01 par value, 30,000,000 shares
    authorized, 14,808,341  and 10,470,624 shares
    issued and outstanding, respectively                 159                117
  Capital surplus                                    307,019            167,742
  Accumulated other comprehensive loss                (5,103)            (3,906)
  Retained earnings                                  118,956             86,386
  Treasury stock, at cost, 1,131,985 and 1,131,990
    shares, respectively                             (16,836)           (16,836)
                                                  ----------         ----------

     Total stockholders' equity                      404,195            233,503
                                                  ----------         ----------

Total liabilities and stockholders' equity        $1,315,236         $1,261,864
                                                  ==========         ==========



See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)
--------------------------------------------------------------------------------
Three months ended September 30,                     2001               2000
--------------------------------------------------------------------------------

Revenues                                            $848,629           $921,568
Cost of sales                                        747,762            833,099
                                                    --------           --------

Gross profit                                         100,867             88,469
Selling, general and administrative expenses          74,632             65,946
                                                    --------           --------
Operating income                                      26,235             22,523
Interest income (expense), net                         1,070             (2,026)
                                                    --------           --------

Income before income taxes                            27,305             20,497
Income tax provision                                  12,014              9,018
                                                    --------           --------

Net income                                          $ 15,291           $ 11,479
                                                    ========           ========

Basic earnings per share                            $   1.03           $   1.10
                                                    ========           ========

Diluted earnings per share                          $   1.00           $   0.83
                                                    ========           ========


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)
--------------------------------------------------------------------------------
Nine months ended September 30,                      2001               2000
--------------------------------------------------------------------------------

Revenues                                          $2,555,690         $2,529,940
Cost of sales                                      2,281,560          2,283,583
                                                  ----------         ----------

Gross profit                                         274,130            246,357
Selling, general and administrative expenses         215,888            194,708
                                                  ----------         ----------

Operating income                                      58,242             51,649
Interest income (expense), net                            85             (5,996)
                                                  ----------         ----------

Income before income taxes                            58,327             45,653
Income tax provision                                  25,757             20,087
                                                  ----------         ----------

Net income                                        $   32,570         $   25,566
                                                  ==========         ==========

Basic earnings per share                          $     2.64         $     2.45
                                                  ==========         ==========

Diluted earnings per share                        $     2.25         $     1.91
                                                  ==========         ==========


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
--------------------------------------------------------------------------------
Nine months ended September 30,                           2001            2000
--------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income                                          $ 32,570        $25,566
    Depreciation and amortization                          9,272          8,045
    Amortization of goodwill                               3,949          3,360
    Other non-cash expenses                               27,401         19,124
    Changes in operating assets and liabilities          (19,507)       (14,598)
                                                        --------        -------
Net cash provided by operating activities                 53,685         41,497
                                                        --------        -------

Cash flows from investing activities:
    Acquisition of businesses and related earn-out
      agreements                                          (6,636)        (2,896)
    Proceeds from sale of assets                           1,066            869
    Purchase of property, plant and equipment            (12,646)        (9,047)
    Net proceeds (disbursements) from other investments       94         (7,018)
                                                        --------        -------
Net cash used in investing activities                    (18,122)       (18,092)
                                                        --------        -------

Cash flows from financing activities:
    Borrowings under working capital credit lines, net        --             --
    Net repayments of long-term debt and capital lease
       obligations                                          (462)        (2,211)
    Net proceeds from exercise of stock options            1,946            158
                                                        --------        -------
Net cash provided by (used in) financing activities        1,484         (2,053)
                                                        --------        -------
Increase in cash and cash equivalents                     37,047         21,352
Cash and cash equivalents at beginning of year           137,685         58,552
                                                        --------        -------
Cash and cash equivalents at end of period              $174,732        $79,904
                                                        ========        =======

Supplemental cash flow information:
    Cash paid for:
       Interest                                         $  3,567        $ 4,301
       Income taxes                                     $  4,513        $ 3,552

     Non-cash financing activities:
         5 3/4% Convertible Subordinated Notes due
         2005, converted into common stock              $115,000             --

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(In thousands) (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------
                                                                     Accumulated
                                                                        other
                                               Common    Capital     comprehensive    Retained    Treasury     Comprehensive
                                Total          stock     surplus       loss (1)       earnings     stock         income
-----------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000        $170,249        $117     $142,894        $(2,223)       $46,297    $(16,836)
    Net income                    25,566          --           --             --         25,566          --      $25,566
    Foreign currency
     translation adjustments      (2,241)         --           --         (2,241)            --          --       (2,241)
                                                                                                                 -------
    Comprehensive income              --          --           --             --             --                  $23,325
                                                                                                                 =======
    Provision in lieu of
     income taxes                 15,388          --       15,388             --             --          --
    Common stock issued under
     stock option plan               158          --          158             --             --          --
    Other, net                        34          --           34             --             --          --
                                --------        ----     --------        -------        -------    --------
Balance, September 30, 2000     $209,154        $117     $158,474        $(4,464)       $71,863    $(16,836)
                                ========        ====     ========        =======        =======    ========

Balance, January 1, 2001        $233,503        $117     $167,742        $(3,906)      $ 86,386    $(16,836)
    Net income                    32,570          --           --             --         32,570          --      $32,570
    Foreign currency
     translation adjustments      (1,197)         --           --         (1,197)            --          --       (1,197)
                                                                                                                 -------
    Comprehensive income              --          --           --             --             --          --      $31,373
                                                                                                                 =======
    Provision in lieu of
     income taxes                 21,449          --       21,449             --             --          --
    Common stock issued under
     stock option plans            1,946          --        1,946             --             --          --
    Conversion of 5 3/4%
     Convertible Subordinated
     Notes  (2)                  113,874          42      113,832             --             --          --
    Value of Restricted
     Stock Units (3)               2,050          --        2,050             --             --          --
                                --------        ----     --------        -------       --------    --------
Balance, September 30, 2001     $404,195        $159     $307,019        $(5,103)      $118,956    $(16,836)
                                ========        ====     ========        =======       ========    ========

(1)  Represents cumulative foreign currency translation adjustments.
(2) Represents conversion of $115.0 million 5 3/4% convertible subordinated notes into common stock, net of related interest and deferred financing costs.
(3) Shares of common stock will be issued in respect of restricted stock units. This amount represents the value of restricted stock units at the date of grant plus the related compensation expense in the current year due to an increase in market value of the underlying common stock.


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

In the opinion of EMCOR, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly the financial position of EMCOR and the results of its operations. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

Certain reclassifications of prior year amounts have been made to conform to current year presentation.

NOTE B  Long Term Debt

During the second quarter of 2001, EMCOR called its $115.0 million 5 3/4 % convertible subordinated notes for redemption. All of the convertible subordinated notes were converted, net of related deferred financing costs, into
4.2 million shares of EMCOR common stock.

NOTE C   Earnings Per Share

The following tables summarize EMCOR's calculation of Basic and Diluted Earnings per Share ("EPS") for the three and nine month periods ended September 30, 2001 and 2000:

                                                     Three months ended
                                                     September 30, 2001
                                            ------------------------------------
                                              Income       Shares     Per Share
                                            (Numerator) (Denominator)   Amount
                                            ----------- ------------- ---------
Basic EPS
Income available to common
  stockholders                              $15,291,000   14,801,296     $1.03
                                                                         =====
Effect of Dilutive Securities
   Options                                           --      495,295
                                            -----------   ----------
Diluted EPS                                 $15,291,000   15,296,591     $1.00
                                            ===========   ==========     =====

                                                      Nine months ended
                                                     September 30, 2001
                                            ------------------------------------
                                              Income       Shares     Per Share
                                            (Numerator) (Denominator)   Amount
                                            ----------- ------------- ----------
Basic EPS
Income available to common
  stockholders                              $32,570,000    12,323,302    $2.64
                                                                         =====
Effect of Dilutive Securities:
  Convertible Subordinated Notes, including
   assumed interest savings, net of tax       1,735,395     2,430,258
  Options                                            --       461,444
                                            -----------    ----------
Diluted EPS                                 $34,305,395    15,215,004    $2.25
                                            ===========    ==========    =====


                                                      Three months ended
                                                      September 30, 2000
                                            ------------------------------------
                                              Income        Shares    Per Share
                                            (Numerator) (Denominator)   Amount
                                            ----------- ------------- ----------
Basic EPS
Income available to common
  stockholders                              $11,479,000    10,437,521    $1.10
                                                                         =====
Effect of Dilutive Securities:
  Convertible Subordinated Notes, including
   assumed interest savings, net of tax         997,295     4,206,291
  Options                                            --       334,437
                                            -----------    ----------
Diluted EPS                                 $12,476,295    14,978,249    $0.83
                                            ===========    ==========    =====


                                                       Nine months ended
                                                      September 30, 2000
                                            ------------------------------------
                                              Income        Shares    Per Share
                                            (Numerator) (Denominator)   Amount
                                            -----------  ------------ ----------
Basic EPS
Income available to common
  stockholders                              $25,566,000    10,431,697    $2.45
                                                                         =====
Effect of Dilutive Securities:
  Convertible Subordinated Notes, including
   assumed interest savings, net of tax       2,970,205     4,206,291
  Options                                            --       287,224
                                            -----------    ----------
Diluted EPS                                 $28,536,205    14,925,212    $1.91
                                            ===========    ==========    =====


There were no options excluded from the calculation of diluted EPS for the three and nine month periods ended September 30, 2001. For the three and nine month periods ended September 30, 2000, 12,913 and 27,082 options, respectively, were excluded from the calculation of Diluted EPS as the inclusion of those options would be antidilutive.

NOTE D   Income Taxes

EMCOR files a consolidated federal income tax return including all U.S. subsidiaries. At September 30, 2001, EMCOR had net operating loss carryforwards ("NOLs") for U.S. income tax purposes of approximately $3.0 million, which expire in the year 2019. The utilization of NOLs are subject to review by the Internal Revenue Service. Changes in ownership of EMCOR, as defined by Section 382 of the Internal Revenue Code, could limit the amount of EMCOR's NOLs available for use in any one year. In the United Kingdom, EMCOR's wholly owned subsidiary, Drake & Scull, has a trading loss carry-forward of approximately $2.5 million. Trading losses may be carried forward, without a time limit, against future income from the same trade.

EMCOR adopted Fresh-Start Accounting in connection with EMCOR's reorganization in December 1994. As a result, the tax benefit of any net operating loss carryforwards or net deductible temporary differences which existed as of December 15, 1994 will result in a charge to the tax provision (provision in lieu of income taxes) and to capital surplus. Amounts credited to capital surplus for the nine month periods ended September 30, 2001 and 2000 were approximately $21.4 million and $15.4 million, respectively.

NOTE E   New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133", and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities" ("SFAS 138") established accounting and reporting standards requiring derivative instruments, as defined, to be measured in the financial statements at fair value. SFAS 133 also requires that changes in the derivative instruments' fair value be recognized currently in earnings unless certain accounting criteria are met. EMCOR adopted these standards as of January 1, 2001; however, there were no derivative instruments outstanding and therefore, there was no effect on the financial condition or results of operations of EMCOR.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires goodwill to be subject to at least an annual assessment for impairment with amortization over its estimated useful life to be discontinued effective January 1, 2002. The annual reduction in expense due to the discontinuance of goodwill amortization beginning in 2002 should be approximately $4.0 to $5.0 million. EMCOR has not yet determined any further impact this new standard will have on its reported results of operations, financial position and cash flows.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supercedes Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. EMCOR has not yet determined the impact, if any, this new standard will have on its reported results of operations, financial position and cash flows.

NOTE F   Segment Information

EMCOR has the following reportable segments: United States electrical construction and facilities services, United States mechanical construction and facilities services, United States other services, Canada construction and facilities services, United Kingdom construction and facilities services and Other international construction and facilities services. The segments (i) United States other services primarily represents those operations which principally provide consulting and maintenance services and (ii) Other international construction and facilities services represents EMCOR's operations outside of the United States, Canada, and the United Kingdom, primarily South Africa, the Middle East and Europe performing electrical construction, mechanical construction and facilities services.

The following presents information about industry segments and geographic areas (in thousands):

                                                                    For the three months ended          For the nine months ended
                                                                    --------------------------          -------------------------
                                                                     Sept. 30,        Sept. 30,         Sept. 30,        Sept. 30,
                                                                       2001              2000              2001             2000
                                                                     ---------        ---------         ---------        ---------
Revenues from unrelated entities:
  United States electrical construction and facilities services      $300,873          $378,992        $  991,651       $  987,762
  United States mechanical construction and facilities services       322,167           327,901           906,006          919,316
  United States other services                                         57,048            45,499           161,429          116,780
                                                                     --------          --------         ---------       ----------
  Total United States operations                                      680,088           752,392         2,059,086        2,023,858
  Canada construction and facilities services                          53,415            57,611           131,197          183,811
  United Kingdom construction and facilities services                 110,332           111,565           354,113          321,937
  Other international construction and facilities services              4,794               --             11,294              334
                                                                     --------          --------        ----------       ----------
  Total worldwide operations                                         $848,629          $921,568        $2,555,690       $2,529,940
                                                                     ========          ========        ==========       ==========

Total  revenues:
  United States electrical construction and facilities services      $307,006          $388,077        $1,024,130       $1,003,970
  United States mechanical construction and  acilities services       328,734           335,761           935,680          934,400
  United States other services                                         58,211            46,590           166,716          118,696
  Less intersegment revenues                                          (13,863)          (18,036)          (67,440)         (33,208)
                                                                     --------          --------        ----------       ----------
  Total United States operations                                      680,088           752,392         2,059,086        2,023,858
  Canada construction and facilities services                          53,415            57,611           131,197          183,811
  United Kingdom construction and facilities services                 110,332           111,565           354,113          321,937
  Other international construction and facilities services              4,794                --            11,294              334
                                                                     --------          --------        ----------       ----------
  Total worldwide operations                                         $848,629          $921,568        $2,555,690       $2,529,940
                                                                     ========          ========        ==========       ==========



                                                                    For the three months ended            For the nine months ended
                                                                    --------------------------            -------------------------
                                                                     Sept. 30,       Sept. 30,             Sept. 30,      Sept. 30,
                                                                        2001            2000                 2001           2000
                                                                     ---------       ---------             ---------      ---------
Operating income (loss):
  United States electrical construction and facilities services       $17,179         $17,947                 $48,051       $40,814
  United States mechanical construction and facilities services        15,049           6,878                  31,689        23,072
  United States other services                                           (396)           (887)                 (3,689)       (3,145)
                                                                      -------         -------                 -------       -------
  Total United States operations                                       31,832          23,938                  76,051        60,741
  Canada construction and facilities services                             366           1,382                   1,337         4,412
  United Kingdom construction and facilities services                     733           1,849                   3,189         1,792
  Other international construction and facilities services                 82             366                  (1,469)          562
  Corporate administration                                             (6,778)         (5,012)                (20,866)      (15,858)
                                                                      -------         -------                 -------       -------
  Total worldwide operations                                           26,235          22,523                  58,242        51,649

Other corporate items:
  Interest expense                                                       (408)         (2,473)                 (4,381)       (7,385)
  Interest income                                                       1,478             447                   4,466         1,389
                                                                      -------         -------                 -------       -------
  Income before income taxes                                          $27,305         $20,497                 $58,327       $45,653
                                                                      =======         =======                 =======       =======

                                                                     Sept. 30,         Dec.31,
                                                                       2001             2000
                                                                    ----------        --------
Total assets:
  United States electrical construction and facilities services    $  392,551      $  422,647
  United States mechanical construction and facilities services       474,827         450,684
  United States other services                                         60,965          79,323
                                                                    ---------      ----------
  Total United States operations                                      928,343         952,654
  Canada construction and facilities services                          57,886          60,122
  United Kingdom construction and facilities services                 160,581         136,645
  Other international construction and facilities services             14,705          14,181
  Corporate administration                                            153,721          98,262
                                                                   ----------      ----------
  Total worldwide operations                                       $1,315,236      $1,261,864
                                                                   ==========      ==========



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Unaudited)

Highlights

EMCOR Group, Inc.'s ("EMCOR") revenues for the three months ended September 30, 2001 and 2000 were $848.6 million and $921.6 million, respectively. Net income for the three months ended September 30, 2001 was $15.3 million compared to net income of $11.5 million for the three months ended September 30, 2000. Diluted Earnings Per Share ("Diluted EPS") were $1.00 per share for the three months ended September 30, 2001 compared to Diluted EPS of $0.83 per share in the year earlier period.

Revenues for the nine months ended September 30, 2001 and 2000 were $2,555.7 million and $2,529.9 million, respectively. Net income for the nine months ended September 30, 2001 was $32.6 million compared to net income of $25.6 million for the nine months ended September 30, 2000. Diluted EPS were $2.25 per share for the nine months ended September 30, 2001 compared to Diluted EPS of $1.91 per share in the year earlier period.

Operating Segments

EMCOR has the following reportable segments: United States electrical construction and facilities services, United States mechanical construction and facilities services, United States other services, Canada construction and facilities services, United Kingdom construction and facilities services and Other international construction and facilities services. The segments (i) United States other services primarily represents those operations which principally provide consulting and maintenance services and (ii) Other international construction and facilities services represents EMCOR's operations outside of the United States, Canada, and the United Kingdom, primarily South Africa, the Middle East and Europe performing electrical construction, mechanical construction and facilities services.

Results of Operations

Revenues

The following table presents EMCOR's operating segment revenues and their respective percentage of total revenues (in thousands, except for percentages):

                                                                     For the three months ended September 30,
                                                                     ----------------------------------------
                                                                                  % of                 % of
                                                                       2001       Total      2000      Total
                                                                       ----       -----      ----      -----
Revenues:
  United States electrical construction and facilities services      $300,873      35%     $378,992     41%
  United States mechanical construction and facilities services       322,167      38%      327,901     36%
  United States other services                                         57,048       7%       45,499      5%
                                                                     --------              --------
  Total United States operations                                      680,088      80%      752,392     82%
  Canada construction and facilities services                          53,415       6%       57,611      6%
  United Kingdom construction and facilities services                 110,332      13%      111,565     12%
  Other international construction and facilities services              4,794       1%           --     --
                                                                     --------              --------
  Total worldwide operations ...............................         $848,629     100%     $921,568    100%
                                                                     ========              ========




                                                                     For the nine months ended September 30,
                                                                     ---------------------------------------
                                                                                 % of                  % of
                                                                       2001      Total       2000      Total
                                                                       ----      -----       ----      -----
Revenues:
  United States electrical construction and facilities services    $  991,651      39%   $  987,762     39%
  United States mechanical construction and facilities services       906,006      35%      919,316     36%
  United States other services                                        161,429       6%      116,780      5%
                                                                   ----------            ----------
  Total United States operations                                    2,059,086      81%    2,023,858     80%
  Canada construction and facilities services                         131,197       5%      183,811      7%
  United Kingdom construction and facilities services                 354,113      14%      321,937     13%
  Other international construction and facilities services             11,294      --           334     --
                                                                   ----------            ----------
  Total worldwide operations                                       $2,555,690     100%   $2,529,940    100%
                                                                   ==========            ==========

EMCOR had a $73.0 million decrease in revenues for the three months ended September 30, 2001 compared to the third quarter of 2000, primarily due to reduced levels of fast-track data center construction in the New York, Chicago, Washington D. C., Denver and California markets, as well as reduced levels of activity in the Las Vegas and Ohio markets and Canada. The decrease was partially offset by growth in revenues associated with power plant and transportation infrastructure construction on the west and east coasts and revenue growth from various activities in the Boston area market. EMCOR had a $25.8 million increase in revenues for the nine months ended September 30, 2001 compared to the same period in 2000. The increase over the prior year period was primarily attributable to increases in revenues associated with power plant and transportation infrastructure construction on the west and east coasts and revenue growth from various activities in the Boston area market, partially offset by reduced levels of fast-track data center construction in the New York, Chicago, Washington D.C., Denver and California markets and a decrease in revenues in Canada.

Revenues of United States electrical construction and facilities services business units for the three months ended September 30, 2001 were $300.9 million compared to $379.0 million for the three months ended September 30, 2000. The revenues decrease of $78.1 million for the three months ended September 30, 2001 compared to the same period in 2000 was due to reduced levels of fast-track data center construction in the New York, Chicago, Washington D. C., Denver and California markets, as well as reduced levels of activity in the Las Vegas and Ohio markets. The decrease was partially offset by increases in revenues associated with power plant and transportation infrastructure construction markets on the west and east coasts and increased revenues from various activities in the Salt Lake City market. Revenues for the nine months ended September 30, 2001 were $991.7 million compared to $987.8 million for the nine months ended September 30, 2000. The $3.9 million increase in revenues for the nine months ended September 30, 2001 compared to the same period in 2000 was impacted positively by revenue associated with the power plant and transportation infrastructure construction markets on the west and east coasts, and increased revenues from various activities in the Salt Lake City market. This increase in revenues was partially offset by reduced levels of fast-track data center construction in the New York, Chicago, Washington D.C., Denver and California markets, as well as decreased activities in the Las Vegas and Ohio markets.

Revenues of United States mechanical construction and facilities services business units for the three months ended September 30, 2001 were $322.2 million compared to $327.9 million for the three months ended September 30, 2000. The revenues decrease of $5.7 million was primarily impacted by (i) a reduced level of fast-track data center construction, (ii) reduced levels of activities in the Las Vegas and Denver markets and (iii) a planned reduction in operations at EMCOR's Poole & Kent subsidiary operations in the North and South Carolina markets. These decreases were partially offset by power plant construction activity on the west and east coasts and increased revenues from various activities in the Boston area market. Revenues for the nine months ended September 30, 2001 were $906.0 million compared to $919.3 million for the nine months ended September 30, 2000. The revenues decrease of $13.3 million for the nine months ended September 30, 2001 compared to the prior year was impacted by a reduced level of fast-track data center construction, as well as a planned reduction in operations at EMCOR's Poole & Kent subsidiary operations in the North and South Carolina markets. The decrease in revenues was partially offset by increased revenues associated with power plant construction on the west and east coasts, and revenues from various activities in the Boston area market.

United States other services revenues of $57.0 million for the three months ended September 30, 2001, which include those operations which principally provide consulting and maintenance services, increased by $11.5 million compared to $45.5 million for the same three months in 2000. Revenues of $161.4 million for the nine months ended September 30, 2001 increased by $44.6 million compared to $116.8 million for the same nine months in 2000. The increase in revenues for both the three and nine month periods was primarily attributable to an increase in building maintenance services provided to customers.

Revenues of Canada construction and facilities services for the three months ended September 30, 2001 were $53.4 million compared to $57.6 million for the three months ended September 30, 2000. Revenues for the nine months ended September 30, 2001 were $131.2 million compared to $183.8 million for the nine months ended September 30, 2000. The decrease in revenues for both the three and nine month periods was primarily attributable to project start date delays in Eastern Canada for certain projects in backlog and a reduction of revenues in Western Canada due to the timing of anticipated projects.

Revenues of United Kingdom construction and facilities services business units for the three months ended September 30, 2001 were $110.3 million compared to $111.6 million for the three months ended September 30, 2000. Revenues for the nine months ended September 30, 2001 were $354.1 million compared to $321.9 million for the nine months ended September 30, 2000. The increase in year to date revenues was principally attributable to continued growth in construction and facilities markets in the United Kingdom during the first half of 2001.

Other international construction and facilities services revenues primarily consists of EMCOR's operations in the Middle East, South Africa and Europe. Revenues for the three months ended September 30, 2001 increased by $4.8 million compared to the three months ended September 30, 2000. Revenues for the nine months ended September 30, 2001 were $11.3 million, an increase of $11.0 million, compared to $0.3 million for the nine months ended September 30, 2000. The increase in revenues for both periods was due to projects in Europe by the Company's new technology division. The remainder of the work performed in this operating segment is accounted for under the equity method of accounting because EMCOR has less than majority ownership in foreign joint ventures and accordingly, revenues attributable to such joint ventures are not reflected as revenues in the consolidated financial statements. EMCOR continues to pursue new business selectively in these markets; however, the availability of opportunities has been significantly reduced as a result of local economic factors, particularly in the Middle East.

Cost of sales and Gross profit

The following table presents EMCOR's cost of sales, gross profit, and gross profit as a percentage of revenues (in thousands, except for percentages):

                                        For the three months ended September 30,
                                        ----------------------------------------
                                                     2001              2000
                                                     ----              ----
Cost of sales ................................   $747,762          $833,099
Gross profit..................................   $100,867          $ 88,469
Gross profit, as a percentage of revenues.....       11.9%              9.6%

                                         For the nine months ended September 30,
                                         ---------------------------------------
                                                      2001             2000
                                                      ----             ----
Cost of sales ................................  $2,281,560       $2,283,583
Gross profit..................................  $  274,130       $  246,357
Gross profit, as a percentage of revenues.....        10.7%             9.7%

Gross profit (revenues less cost of sales) increased $12.4 million for the three months ended September 30, 2001 to $100.9 million compared to $88.5 million for the three months ended September 30, 2000. As a percentage of revenues, gross profit increased to 11.9% from 9.6% for the three months ended September 30, 2001 and 2000, respectively. The dollar increase in gross profit, as well as the increase in gross profit as a percentage of revenues, were primarily due to an increase in gross profits realized due to the type and location of construction and facilities services contracts performed and continued improvement in project management.

Gross profit increased $27.8 million for the nine months ended September 30, 2001 to $274.1 million compared to $246.4 million for the nine months ended September 30, 2000. As a percentage of revenues, gross profit increased to 10.7% from 9.7% for the nine months ended September 30, 2001 and 2000, respectively. The dollar increase in gross profit, as well as the increase in gross profit as a percentage of revenues, were primarily a result of an increase in gross profits realized due to the type and location of construction and facilities services contracts performed and continued improvement in project management.

Selling, general and administrative expenses

The following table presents EMCOR's selling, general and administrative expenses, and selling, general and administrative expenses as a percentage of revenues (in thousands, except for percentages):

                                                                               For the three months ended September 30,
                                                                               ----------------------------------------
                                                                                       2001                     2000
                                                                                       ----                     ----
Selling, general and administrative expenses................................          $74,632                 $65,946
Selling, general and administrative expenses, as a percentage of revenues ..              8.8%                    7.2%
Selling, general and administrative expenses, as a percentage of revenues,
  excluding amortization of goodwill........................................              8.6%                    7.0%

                                                                               For the nine months ended September 30,
                                                                               ---------------------------------------
                                                                                       2001                     2000
                                                                                       ----                     ----
Selling, general and administrative expenses................................          $215,888                $194,708
Selling, general and administrative expenses, as a percentage of revenues ..               8.4%                    7.7%
Selling, general and administrative expenses, as a percentage of revenues,
  excluding amortization of goodwill........................................               8.3%                    7.6%

Selling, general and administrative expenses for the three months ended September 30, 2001 increased $8.7 million. Selling, general and administrative expenses as a percentage of revenues were 8.8% for the three months ended September 30, 2001, compared to 7.2 % for the three months ended September 30, 2000. For the nine months ended September 30, 2001 selling, general and administrative expenses increased $21.2 million compared to the same period in the prior year. Selling, general and administrative expenses as a percentage of revenues was 8.4% for the nine months ended September 30, 2001, compared to 7.7% for the nine months ended September 30, 2000. For both the three and nine month periods ended September 30, 2001, the dollar and percentage of revenues increase in selling, general and administrative expenses compared to the prior year was attributable to the type and location of construction and facilities services contracts performed.

Operating income

The following table presents EMCOR's operating income, and operating income as a percentage of segment revenues (in thousands, except for percentages):

                                                                        For the three months ended September 30,
                                                                        ----------------------------------------
                                                                                  % of                        % of
                                                                                 Segment                    Segment
                                                                     2001        Revenues       2000        Revenues
                                                                     ----        --------       ----        --------
Operating income (loss):
  United States electrical construction and facilities services    $17,179         5.7%       $17,947          4.7%
  United States mechanical construction and facilities services     15,049         4.7%         6,878          2.1%
  United States other services ................................       (396)         --           (887)          --
                                                                   -------                    -------
  Total United States operations ..............................     31,832         4.7%        23,938          3.2%
  Canada construction and facilities services .................        366         0.7%         1,382          2.4%
  United Kingdom construction and facilities services .........        733         0.7%         1,849          1.7%
  Other international construction and facilities services.....         82         1.7%           366           --
  Corporate administration.....................................     (6,778)         --         (5,012)          --
                                                                   -------                    -------
  Total worldwide operations ..................................     26,235         3.1%        22,523          2.4%

  Other corporate items:
     Interest expense .........................................       (408)                    (2,473)
     Interest income ..........................................      1,478                        447
                                                                   -------                    -------
  Income before income taxes ..................................    $27,305                    $20,497
                                                                   =======                    =======

                                                                         For the nine months ended September 30,
                                                                         ---------------------------------------
                                                                                  % of                        % of
                                                                                 Segment                    Segment
                                                                     2001        Revenues       2000        Revenues
                                                                     ----        --------       ----        --------
Operating income (loss):
  United States electrical construction and facilities services    $48,051         4.8%       $40,814          4.1%
  United States mechanical construction and facilities services     31,689         3.5%        23,072          2.5%
  United States other services ................................     (3,689)         --         (3,145)          --
                                                                   -------                    -------
  Total United States operations ..............................     76,051         3.7%        60,741          3.0%
  Canada construction and facilities services .................      1,337         1.0%         4,412          2.4%
  United Kingdom construction and facilities services .........      3,189         0.9%         1,792          0.6%
  Other international construction and facilities services.....     (1,469)         --            562           --
  Corporate administration.....................................    (20,866)         --        (15,858)          --
                                                                   -------                    -------
  Total worldwide operations ..................................     58,242         2.3%        51,649          2.0%

  Other corporate items:
     Interest expense .........................................     (4,381)                    (7,385)
     Interest income ..........................................      4,466                      1,389
                                                                   -------                    -------
  Income before income taxes ..................................    $58,327                    $45,653
                                                                   =======                    =======

EMCOR had operating income of $26.2 million for the three months ended September 30, 2001 compared with operating income of $22.5 million for the three months ended September 30, 2000. The increase of $3.7 million in operating income for the three months ended September 30, 2001 as compared to the same period in 2000 was due primarily to increased gross profits from certain of EMCOR's operations. Operating income for the nine months ended September 30, 2001 was $58.2 million compared to $51.6 million for the same period in 2000. The increase of $6.6 million was also due to increased gross profits from certain of EMCOR's operations.

United States electrical construction and facilities services operating income (before deduction of general corporate and other expenses discussed below) for the three months ended September 30, 2001 was $17.2 million or 5.7% of revenues, compared to $17.9 million or 4.7% of revenues for the three months ended September 30, 2000. The $0.7 million decrease in operating income for the three months ended September 30, 2001 compared to the same period in 2000 was primarily impacted by reduced levels of fast-track data center construction activity in the New York, Chicago, Washington D.C., Denver and California markets, as well as reduced levels of activity in the Las Vegas and Ohio markets. This decrease in operating income was offset by increased activity from power plant and transportation infrastructure construction markets on the west and east coasts, and increased operating income from various activities in the Salt Lake City market. Operating income for the nine months ended September 30, 2001 was $48.1 million or 4.8% of revenues, compared to $40.8 million or 4.1% of revenues for the nine months ended September 30, 2000. The $7.2 million increase in operating income in the year to date period was attributable to an increase in activity associated with power plant and transportation infrastructure construction markets on the west and east coasts, and increased operating income from various activities in the Salt Lake City market. This increase in operating income was partially offset by reduced levels of fast-track data center construction activity in the New York, Chicago, San Francisco, Washington D.C., Denver and California markets and the decrease in construction activity in the Las Vegas and Ohio markets.

United States mechanical construction and facilities services operating income for the three months ended September 30, 2001 was $15.0 million or 4.7% of revenues, compared to $6.9 million or 2.1% of revenues for the three months ended September 30, 2000. The $8.1 million increase in operating income was attributable to (i) power plant construction activity on the west and east coasts, partially offset by a reduction of activity in the Las Vegas market and
(ii) improved results for EMCOR's Poole & Kent subsidiary operations which had losses in the prior year. The prior year losses had been primarily attributable to the North and South Carolina markets, where the level of activity had been reduced. Operating income for the nine months ended September 30, 2001 was $31.7 million or 3.5% of revenues, compared to $23.1 million or 2.5% of revenues for the nine months ended September 30, 2000. The increase in operating income for the nine months ended September 30, 2001 compared to the prior year period was primarily attributable to (i) power plant construction activity on the west and east coasts and increased operating income from various activities in the Boston area market, partially offset by a reduction of construction activity in the Las Vegas market and (ii) improved results at EMCOR's Poole & Kent subsidiary operations which had losses in the prior year.

Other United States services operating losses were $0.4 million and $0.9 million for the three months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001, operating losses were $3.7 million compared to $3.1 million for the nine months ended September 30, 2000. These operating losses for both the three and nine month periods were primarily attributable to costs associated with the continued development of the consulting operations and maintenance services activities.

Canada construction and facilities services operating income was $0.4 million compared to $1.4 million for the three months ended September 30, 2001 and 2000, respectively. Operating income for the nine months ended September 30, 2001 and 2000 was $1.3 million and $4.4 million, respectively. The decrease in operating income in the 2001 three and nine month periods was primarily due to a decreased level of activities due to project start date delays in Eastern Canada for certain projects in backlog and a reduction of revenues in Western Canada due to the timing of anticipated projects.

United Kingdom construction and facilities services operating income for the three months ended September 30, 2001 and 2000 was $0.7 million and $1.8 million, respectively. Operating income for the nine months ended September 30, 2001 was $3.2 million compared to operating income of $1.8 million for the nine months ended September 30, 2000. The decrease in operating income for the three months ended September 30, 2001 compared to the respective prior year period was attributable to the type of jobs and locations in the current period. The increase in operating income for the nine months ended September 30, 2001, as compared to the respective prior year period, was attributable to growth in construction and facilities markets in the United Kingdom during the first half of 2001.

Other international construction and facilities services operating income was $0.08 million for the three months ended September 30, 2001 compared to operating income of $0.4 million for three months ended September 30, 2000. Operating losses for the nine months ended September 30, 2001 were $1.5 million compared to operating income of $0.6 million for the nine months ended September 30, 2000. These operating losses are attributable to project losses related to a Middle East joint venture, partially offset by operating income for projects in the new technology division in Europe. EMCOR continues to pursue new business selectively in the Middle East, South African and European markets; however, the availability of opportunities has been significantly reduced as a result of local economic factors, particularly in the Middle East.

General corporate expenses for the three months ended September 30, 2001 were $6.8 million compared to $5.0 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001 and 2000, general corporate expenses were $20.9 million and $15.9 million, respectively. The increase in general corporate expenses for the three and nine months ended September 30, 2001 was due to increased variable overhead costs associated with marketing and business development efforts, including the transfer from subsidiary operations to corporate administration of certain people, some of whom were previously involved in subsidiary operations, to monitor EMCOR's overall operations, provide strategic direction and support future business activity. Additionally, operations support activities such as information technology infrastructure support have been expanded to meet the level of service expected by our clients.

Interest expense for the three months ended September 30, 2001 and 2000 was $0.4 million and $2.5 million, respectively. For the nine months ended September 30, 2001 and 2000, interest expense was $4.4 million and $7.4 million, respectively. Interest income for the three months ended September 30, 2001 and 2000 was $1.5 million and $0.4 million, respectively. For the nine months ended September 30, 2001, interest income was $4.5 million compared to $1.4 million for the nine months ended September 30, 2000. The increases in interest income of $1.1 million and $3.1 million for the three and nine months ended September 30, 2001 compared to the same three and nine months in 2000 was attributable to higher cash on hand in the current year compared to the same period in the prior year. The decrease in interest expense for both the three and nine month periods was primarily due to the conversion of EMCOR's $115.0 million of 5 3/4% Convertible Subordinated Notes into 4.2 million shares of common stock in the second quarter of 2001.

The income tax provision increased to $12.0 million for the three months ended September 30, 2001, versus $9.0 million for the same period in 2000. The income tax provision increased to $25.8 million for the nine months ended September 30, 2001 from $20.1 million for the nine months ended September 30, 2000. The increases in provision for both the three and nine months periods were primarily due to increased income before taxes. The effective income tax rate was 44% in all periods presented. A portion of the liability for income taxes, $21.4 million for 2001 and $15.4 million for 2000, was not payable in cash due to the utilization of NOL's and was recorded as an increase in capital surplus for both years.

EMCOR's backlog was $2.1 billion at September 30, 2001 and $1.8 billion at December 31, 2000. The increase in backlog was primarily due to new projects awarded in the United States, the United Kingdom and in Eastern Canada.

Liquidity and Capital Resources

The following table presents EMCOR's net cash provided by (used in) operating activities, investing activities and financing activities (in thousands):

                                                             For the nine
                                                      months ended September 30,
                                                      --------------------------
                                                         2001             2000
                                                         ----             ----
Net cash provided by operating activities............  $ 53,685        $ 41,497
Net cash used in investing activities................  $(18,122)       $(18,092)
Net cash provided by (used in) financing activities..  $  1,484        $ (2,053)

EMCOR's consolidated cash balance increased by approximately $37.0 million from $137.7 million at December 31, 2000 to $174.7 million at September 30, 2001. Net cash provided by operating activities for the nine months ended September 30, 2001 of $53.7 million was a $12.2 million increase from the net cash provided by operating activities of $41.5 million in the same period last year. The increase in net cash provided by operating activities was primarily attributable to increased net income, partially offset by changes in operating assets and liabilities. Net cash used in investing activities of $18.1 million for the nine months ended September 30, 2001 was unchanged compared to the same period last year. The components of the net cash used in investing activities in the nine months ended September 30, 2001, however, were different than in the same period in the prior year. These differences were related to a decrease in EMCOR's investments, notes and other long-term receivables, offset partially by increased capital expenditures and acquisition related earn-out agreement payments. Net cash provided by financing activities of $1.5 million was a $3.6 million increase from the net cash used in financing activities of $2.1 million for the nine months ended September 30, 2000. The increase in net cash provided by financing activities was attributable to proceeds from the exercise of stock options, offset by a reduction in net repayments of long-term debt and capital lease payments.

During the second quarter of 2001, EMCOR called its $115.0 million 5 3/4 % Convertible Subordinated Notes for redemption. As a consequence, all of the convertible subordinated notes were converted into 4.2 million shares of EMCOR common stock.

As of September 30, 2001, EMCOR's total borrowing capacity under its revolving credit facility was $150.0 million. EMCOR had approximately $17.6 million of letters of credit outstanding under the revolving credit facility as of that date. There were no revolving loans outstanding as of September 30, 2001 and December 31, 2000 under the revolving credit facility.

EMCOR believes that current cash balances and borrowing capacity available under its line of credit, combined with cash expected to be generated from operations, will be sufficient to provide short-term and foreseeable long-term liquidity and meet expected capital expenditure requirements.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires goodwill to be subject to at least an annual assessment for impairment with amortization over its estimated useful life to be discontinued effective January 1, 2002. The annual reduction in expense due to the discontinuance of goodwill amortization beginning in 2002 should be approximately $4.0 to 5.0 million. EMCOR has not yet determined any further impact this new standard will have on its reported results of operations, financial position and cash flows.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995, particularly statements regarding market opportunities, market share growth, competitive growth, gross profit, and selling, general and administrative expenses. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in any such forward-looking statements. Such risks and uncertainties include, but are not limited to adverse changes in general economic conditions, including changes in the specific markets for EMCOR's services, adverse business conditions, decreased or lack of growth in the mechanical and electrical construction and facilities services industries, increased competition, pricing pressures, risks associated with foreign operations and other factors.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The information on legal proceedings, with the exception of the following item, is hereby incorporated by reference to Note O of EMCOR's Notes to Consolidated Financial Statements included in EMCOR's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

On July 31, 1998, a former employee of a subsidiary of EMCOR filed a class-action complaint, on behalf of the participants in two employee benefit plans sponsored by EMCOR against EMCOR, and other defendants for breach of fiduciary duty under the Employee Retirement Income Security Act. All of the claims relate to alleged acts or omissions which occurred during the period May 1991 to December 1994. The principal allegations of the complaint are that the defendants breached their fiduciary duties by causing the plans to purchase and hold stock of EMCOR when it was then known as JWP, Inc. and when the defendants knew or should have known it was imprudent to do so. The action has been settled, subject to court approval. The amount to be paid by EMCOR in connection with the proposed settlement would not be material.

ITEM 2 - CHANGES IN SECURITIES

The Company called for redemption on June 11, 2001 one-half of its $115.0 million aggregate principal amount of 5 3/4% Convertible Subordinated Notes due April 1, 2005 (the "Notes") and called for redemption on June 25, 2001 the balance of its Notes. The Notes were convertible into EMCOR common stock at a conversion price of $27.34 per share or approximately 36.5764 shares of EMCOR common stock per $1,000 principal amounts of the Notes. As of June 25, 2001, 100% of the Notes were converted into an aggregate of approximately 4.2 million shares of EMCOR common stock.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 12, 2001 the Company held its annual meeting of stockholders.

(a) Each of the seven individuals nominated for election as a director of the Company for the ensuing year was elected. The seven directors constituted all of the members of the Board of Directors of the Company.

     Name                                   Votes For         Votes Withheld

     Stephen W. Bershad                     11,481,981              70,951
     David A. B. Brown                      11,483,281              69,651
     Georges L. de Buffevent                11,481,981              70,951
     Albert Fried, Jr.                      10,970,605             582,323
     Richard F. Hamm, Jr.                   11,483,281              69,651
     Frank T. MacInnis                      11,500,081              52,851
     Kevin C. Toner                         11,483,281              69,651

      There were no broker non-votes.

(b) The stockholders voted upon a proposal to ratify the appointment by the Audit Committee of the Board of Directors of Arthur Andersen LLP, certified public accountants, as the Company's independent public accountants for 2001, 11,490,962 shares voted in favor of ratification, 61,120 shares voted against ratification, and 850 shares abstained from voting thereon. There were no broker non-votes.



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits
                                                   Incorporated by Reference to,
     Exhibit No     Description                    or Page Number
     ----------     -----------                    ----------------------------

         11         Computation of Basic           Note C  of the Notes
                    EPS and Diluted EPS for        to the Condensed Consolidated
                    the three and nine months      Financial Statements.
                    ended September 30, 2001
                    and 2000


(b) No reports on Form 8-K were filed during the quarter ended September 30, 2001.

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


                                                 EMCOR GROUP, INC.
                                      ------------------------------------------
                                                   (Registrant)


Date:  October 25, 2001               By:      /s/FRANK T. MACINNIS
                                      ------------------------------------------
                                                Frank T. MacInnis
                                              Chairman of the Board of
                                                   Directors and
                                               Chief Executive Officer


Date:  October 25, 2001               By:       /s/LEICLE E. CHESSER
                                      ------------------------------------------
                                                 Leicle E. Chesser
                                              Executive Vice President
                                            and Chief Financial Officer


Date:  October 25, 2001               By:      /s/ MARK A. POMPA
                                      ------------------------------------------
                                                   Mark A. Pompa
                                                 Vice President and
                                                    Controller