Form 10-K
period 2001-12-31
EMCOR GROUP INC
filed 2002-02-21
CIK 105634

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                                   ----------
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001        COMMISSION FILE NUMBER 0-2315

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

       Indicate by check mark if disclosure of  delinquent  filings  pursuant to
Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in Part III of this Form 10-K to be filed as an amendment hereto. [_]

       Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [_]


       The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant on December 31, 2001 was approximately $670,000,000.

       Number of shares of Common Stock outstanding as of the close of business on February 19, 2002: 14,822,084 shares.


================================================================================

                                TABLE OF CONTENTS
                                                                            PAGE
                                     PART I

Item 1.   Business

            General .........................................................  1

            The Business ....................................................  1

            Competition .....................................................  4

            Employees .......................................................  4

            Backlog .........................................................  4

Item 2.   Properties ........................................................  5

Item 3.   Legal Proceedings .................................................  7

Item 4.   Submission of Matters to a Vote of Security Holders ...............  7

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters ...............................................  9

Item 6.   Selected Financial Data ........................................... 10

Item 7.   Management's Discussion and Analysis of Results of Operations
          and Financial Condition ........................................... 11

Item 8.   Financial Statements and Supplementary Data ....................... 17

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .......................................... 39

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant ................ 39

Item 11.  Executive Compensation ............................................ 39

Item 12.  Security Ownership of Certain Beneficial Owners and Management .... 39

Item 13.  Certain Relationships and Related Transactions .................... 39

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K ... 40

                                     PART I

ITEM 1. BUSINESS

GENERAL


     EMCOR Group, Inc. ("EMCOR") is one of the largest mechanical and electrical construction and facilities services firms in the United States, Canada, the United Kingdom and in the world. In 2001, EMCOR had revenues of more than $3.4 billion. EMCOR provides services to a broad range of commercial, industrial, utility, and institutional customers through approximately 51 principal operating subsidiaries, joint ventures and a majority-owned interest in a limited liability company. EMCOR has offices in 30 states and the District of Columbia in the United States, eight provinces in Canada and ten primary locations in the United Kingdom. In the United Arab Emirates, Saudi Arabia and South Africa, EMCOR carries on business through joint ventures. EMCOR's executive offices are located at 101 Merritt Seven Corporate Park, Norwalk, Connecticut 06851-1060, and its telephone number at those offices is (203) 849-7800.


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

     EMCOR also provides services needed to support the operation of customers' facilities, which services are not related to customers' construction programs. These services, frequently referred to as facilities services, include site based operations and maintenance, mobile maintenance and service, consulting, program development and management for energy systems, and maintenance of facilities. Facilities services are provided to a wide range of commercial, industrial, utility and institutional facilities, including those at which EMCOR provided construction services and others at which construction services were provided by other contractors. EMCOR's varied facilities services are frequently combined to provide integrated service packages which include mechanical, electrical and other services.

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

     EMCOR's revenues are derived from many different customers in numerous industries which have operations in several different geographical areas. Of EMCOR's 2001 revenues, approximately 80% were generated in the United States and approximately 20% were generated internationally. In 2001, approximately 46% of revenues were derived from new construction projects, while the remaining 54% were derived from renovation and retrofit of customers' existing facilities (38%) and facilities services operations (16%) (the renovation and retrofit work and facilities services operations are sometimes referred to by stock analysts as "MRR" or maintenance, repair and replacement and by industry analysts as maintenance, repair and operation or "MRO"). For the period 1998 through 2001, revenues and EBITDA (earnings before interest, taxes, depreciation and amortization) grew at compound annual growth rates of 15.7% and 30.8%, respectively.

     On February 11, 2002, EMCOR entered into an agreement with Comfort Systems USA, Inc. ("Comfort Systems") to acquire nineteen of Comfort Systems' subsidiaries. The companies to be acquired had 2001 revenues of approximately $650 million and employ approximately 3,800 technical and service employees in 11 states. These companies, which are predominantly in the Midwest and New Jersey, are active in the installation and maintenance of mechanical systems, including the design and installation of process and fire protection systems, and provide services to a wide variety of industries, including the food processing, pharmaceutical and manufacturing/distribution sectors.

THE BUSINESS

     The broad scope of EMCOR's operations are more particularly described below.

MECHANICAL AND ELECTRICAL CONSTRUCTION SERVICES AND FACILITIES SERVICES

     EMCOR believes that the mechanical and electrical construction services and facilities services business is highly fragmented, consisting of thousands of small companies across the United States and around the world. Because EMCOR has total assets, annual revenues, net worth, access to bank credit and surety bonding, and expertise significantly greater than most of its competitors, EMCOR believes it has a significant competitive advantage. The mechanical and electrical construction services industry has a higher growth rate than the overall construction industry, due principally to the increase in content and complexity of mechanical and electrical systems in all types of projects. This increased content and complexity is, in part, a result of the expanded use of computers and more technologically advanced voice and data communications, lighting, and environmental control systems in all types of facilities. For these reasons, buildings of all types consume more electricity per square foot than in the past and thus need more extensive electrical distribution systems. In addition, advanced voice and data communication systems require more sophisticated power supplies and extensive low voltage and fiber-optic communications cabling. Moreover, the need for greater environmental controls within a building, such as the heightened need for climate control to maintain extensive computer systems at optimal temperatures, and the growing demand for environmental control in individual spaces, have created expanded opportunities for the mechanical and electrical construction services and facilities services businesses.

     Mechanical and electrical construction services primarily involve the design, integration, installation and start-up of: (1) systems for the generation and distribution of electrical power, including power cables, conduits, distribution panels, transformers, generators, uninterruptible power supply systems and related switch gear and controls; (2) lighting systems, including fixtures and controls; (3) low-voltage systems, including fire alarm, security, and process control systems; (4) voice and data communications systems, including fiber-optic and low voltage copper cabling; (5) heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems and (6) plumbing, process and high-purity piping systems.


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


     EMCOR's mechanical and electrical construction services operations accounted for 84% of its 2001 revenues, of which approximately 52% of revenues was related to new construction and approximately 48% was related to renovation and retrofit projects. EMCOR provides mechanical and electrical construction services for both large and small installation and renovation projects. Its largest projects include those (1) for institutional use (such as water and wastewater treatment facilities, hospitals, correctional facilities, schools and research laboratories); (2) for industrial use (such as pharmaceutical factories, steel, pulp and paper mills, chemical, automotive and semiconductor plants, and oil refineries); (3) for transportation systems (such as airports and transit systems); (4) for commercial use (such as office buildings, data centers, hotels, casinos, convention centers, sports stadiums, shopping malls and resorts) and (5) for power generation and power management projects. EMCOR's largest projects, typically in excess of $10.0 million, are usually multi-year projects and range in size up to, and occasionally in excess of, $50.0 million. These projects represented about 21% of EMCOR's construction services revenues in 2001.


     EMCOR's projects of less than $10.0 million accounted for approximately 79% of 2001 construction services revenues. These projects are typically completed in less than a year. They usually involve mechanical and electrical construction services when an end-user or owner undertakes construction or modification of a facility to accommodate a specific use. These projects frequently require mechanical and electrical systems to meet special needs such as redundant power supply systems, special environmental controls and high-purity air systems, sophisticated electrical and mechanical systems for data centers, including those associated with internet service providers and electronic commerce, trading floors in financial services businesses, new production lines in manufacturing plants and office arrangements in existing office buildings. These types of projects are not usually dependent upon the new construction market. Demand for them is often prompted by the expiration of leases, changes in technology or changes in the customer's plant or office layout in the normal course of a customer's business.

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

     EMCOR also provides customers with facility support services which are not related to construction projects. These services, frequently referred to as facilities services, generated approximately 16% of 2001 revenues. Following completion of construction projects, EMCOR has historically provided technical support services to many of its customers, which has involved maintenance and service of mechanical and electrical systems. In addition, EMCOR provides other services to owners, operators, tenants and managers of all types of facilities both on a contract basis for a specified period of time and on an individual task order basis.

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

     In the early 1990's, the market for facilities services grew rapidly in the United Kingdom as a result of government initiatives. EMCOR's United Kingdom subsidiary expanded its traditional technical service business in response to these opportunities and established a dedicated unit to focus on the facilities services business. This unit currently provides a full range of facilities services to public and private sector customers under multi-year agreements, including maintaining British Airways' facilities at Heathrow and Gatwick Airports, GlaxoSmithKline research laboratories, the Department of Trade and Industry offices in London, and the Jubilee Line Extension of the London Underground. In the United Kingdom, EMCOR also provides facilities services at several manufacturing plants for British Aerospace. In addition, the United Kingdom operations provide on-call and mobile service support on a task-order or contract basis, small renovation project work, data communications, security system installation, and maintenance services.


     EMCOR, by virtue of its construction and facilities services expertise, is involved with private finance initiatives ("PFIs") sponsored by the British government. The PFIs, which involve governmental bodies responsible, among other things, for the national healthcare system, social security, air traffic control, schools, and hospitals, seek to transfer ownership and management of United Kingdom government facilities, including office buildings and institutional buildings, to groups of financial institutions, consulting service organizations, and others, which competitively bid for PFI contracts. EMCOR has been awarded several contracts by such groups to provide mechanical and electrical services, grounds maintenance and other ancillary services for periods typically ranging from 5 to 35 years at buildings which were formerly owned and managed by government bodies and privatized as part of the PFI program. EMCOR has built on its United Kingdom experience to market its facilities services business to international markets and currently provides facilities services through a joint venture to several companies in South Africa.


     In 1997, EMCOR established a subsidiary to expand its facilities services operations in North America patterned on its United Kingdom business. This unit has built on existing mechanical and electrical services capabilities, facilities services activities at existing facilities services subsidiaries, and EMCOR's client relationships in order to expand the scope of services currently offered and to develop packages of services for customers on a regional, national and global basis. The facilities services operations have also used acquisitions to expand services offered. In addition, management also has targeted growth in facilities services opportunities arising from the deregulation of the electric utility industry, deregulation and expansion of the telecommunications industry and the REIT-driven consolidation of the commercial real estate industry.

     In April 2000, EMCOR and CB Richard Ellis Inc., a nationwide real estate management company, created a limited liability company in which EMCOR has a majority interest. Facilities services include the operation, maintenance and supervision of building systems including heating, air conditioning, plumbing, lighting, ventilating, electrical control and energy management systems.

     The deregulation of, and increased competition in, the utility industry, along with government mandates calling for reduced energy consumption by government entities, have led to renewed focus on energy costs and conservation measures. These measures typically include energy assessments and engineering studies, retrofit construction to implement energy savings measures, and the long-term operation and maintenance of energy savings measures to ensure continued performance. Various subsidiaries of EMCOR participate in energy savings programs, and EMCOR believes it has the ability to be a single source provider of construction and facilities services required for energy assessment and design, installation, and operations and maintenance of energy savings measures.

     EMCOR has also responded to opportunities in the rapidly changing electric power generation market. Some of the projects awarded during 2001 included: (1) fast-track electrical construction of eleven 40 megawatt peaking service turbine generators at seven locations in New York City and Long Island for the New York Power Authority; (2) return to service of a 2,200 megawatt nuclear generating station in Pickering, Ontario and (3) mechanical installation at a new 1,048 megawatt natural gas-fired combined cycle power plant in McKittrick, California. In addition, EMCOR continues to support its clients on the demand side of the energy market by constructing new cogeneration and central power plants, as well as planning and implementing energy management programs.

     EMCOR has also been successful in obtaining contract awards in the public infrastructure markets in 2001. Some examples of major awards in this area include: (1) total mechanical installation for the 40,000 seat open-air stadium for the University of Connecticut in Hartford; (2) expansion of the central chiller plant at the Miami, Florida International Airport which includes the construction of a 59,000 square foot 10 story facility that will add 16,390 tons of cooling capacity; (3) electrical work for the north runway improvements at the

Miami International Airport; (4) mechanical installation at a new 11 story, 300,000 square foot research center for Harvard Medical School in Boston, Massachusetts; (5) electrical installation at a 30 million gallon wastewater treatment facility in Detroit, Michigan and (6) electrical installation on the "T-Rex" light rail and highway expansion project on Interstates 25 and 225 in Denver, Colorado.

     The deregulation and expansion of the telecommunications industry have led to a rapid expansion of installed infrastructure, including wireless communication systems and long distance networks, much of which has been built by companies that do not have existing maintenance operations and which seek to contract out such services. EMCOR has provided construction services for the infrastructure of telecommunications companies and facilities services to support their operations. In this industry, EMCOR has installed and maintained equipment for suppliers such as Lucent, Nortel, and Siemens, and has provided construction and maintenance services to local service providers and to users who maintain their own systems.

     EMCOR offers facilities services to customers on single-task and multi-task basis depending on a customer's needs, under either short-term or multi-year agreements. Services include mobile services dispatched from EMCOR's locations, as well as site based operations and maintenance service which often require that its employees be permanently assigned to customer premises twenty-four hours per day.


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

COMPETITION

     EMCOR believes that the mechanical and electrical construction services business is highly fragmented and competitive. A majority of EMCOR's revenues are derived from projects requiring competitive bids; however, an invitation to bid is often conditioned upon prior experience, technical capability and financial strength. EMCOR competes with national, regional and local companies, many of which are small, owner-operated entities that operate in a limited geographic area. There are few public companies focused on providing mechanical and electrical construction services, although in the last five years more public national and regional firms have been established. EMCOR is one of the largest providers of mechanical and electrical construction services in the United States, Canada, the United Kingdom and in the world. In the future, significant competition may be encountered from public utilities and companies attempting to consolidate mechanical and electrical construction services companies. Competitive factors in the mechanical and electrical construction services business include: (1) the availability of qualified and/or licensed personnel; (2) reputation for integrity and quality; (3) safety record; (4) cost structure; (5) relationships with customers; (6) geographic diversity; (7) the ability to control project costs; (8) experience in specialized markets; (9) the ability to obtain surety bonding; (10) adequate working capital; and (11) access to bank credit.

     While the facilities services business is also highly fragmented, a number of large corporations such as Johnson Controls, Inc. and Fluor Corp. are engaged in this field, and there are other companies seeking to consolidate facilities services businesses. EMCOR's facilities services operations are well established in the United Kingdom and are being developed through the growth of EMCOR's existing operations in the United States, including its limited liability company owned jointly with CB Richard Ellis Inc.

EMPLOYEES

     EMCOR presently employs approximately 20,000 people, approximately 75% of whom are represented by various unions pursuant to more than 225 collective bargaining agreements between EMCOR's individual subsidiaries and local unions. EMCOR believes that its employee relations are generally good. None of these collective bargaining agreements are nationwide or regional in scope.

BACKLOG


     EMCOR had backlog as of December 31, 2001 of approximately $2.4 billion, compared with backlog of approximately $1.8 billion as of December 31, 2000. Backlog includes facilities services revenues to be derived during the immediately succeeding 12 months pursuant to then existing contracts. Backlog increased by $0.6 billion as of December 31, 2001 compared to December 31, 2000. Backlog attributable to United States construction and facilities services increased approximately $0.4 billion as of December 31, 2001 when compared to December 31, 2000, and backlog attributable to Canada and United Kingdom construction and facilities services increased approximately $0.2 billion as of December 31, 2001 when compared to December 31, 2000. For the year ended December 31, 2001, EMCOR had approximately $3.42 billion in revenues compared to more than $3.46 billion in revenues for the year ended December 31, 2000.

ITEM 2. PROPERTIES

     The operations of EMCOR are conducted primarily in leased properties. The following table lists major facilities, both leased and owned:

                                                                LEASE
                                                             EXPIRATION
                                               APPROXIMATE  DATE, UNLESS
                                               SQUARE FEET      OWNED
                                                ---------   ------------
          CORPORATE HEADQUARTERS
          101 Merritt Seven Corporate Park
          Norwalk, Connecticut ................   20,805    4/7/05

          OPERATING FACILITIES
          1200 North Sickles Drive
          Tempe, Arizona ......................   29,000    Owned

          4050 Cotton Center Boulevard
          Phoenix, Arizona ....................    9,704    2/28/06

          1000 N. Kraemer Place
          Anaheim, California .................   20,228    6/30/02

          4520 California Avenue
          Bakersfield, California .............   12,682    8/31/05

          3208 Landco Drive
          Bakersfield, California .............   49,875    6/30/02

          1166 Fesler Street
          El Cajun, California ................   42,760    8/31/10

          25601 Clawiter Road
          Hayward, California .................   34,800    6/30/03

          24041 Amador Street
          Hayward, California .................   40,000    10/31/11

          5 Vanderbilt
          Irvine, California ..................   18,000    7/31/04

          4462 Corporate Center Drive
          Los Alamitos, California ............   57,863    7/31/06

          4464 Alvarado Canyon Road
          San Diego, California ...............   40,000    10/31/07

          825 Howe Road
          Martinez, California ................  109,800    12/31/02

          414 Brannan Street
          San Francisco, California ...........   10,283    3/31/03

          9505 and 9525 Chesapeake Drive
          San Diego, California ...............   25,124    12/31/06

          4405 and 4420 Race Street
          Denver, Colorado ....................   17,704    9/30/11

          345 Sheridan Boulevard
          Lakewood, Colorado ..................   63,000    Owned

          367 and 377 Research Parkway
          Meriden, Connecticut ................   27,700    7/31/04 and 6/30/04

          1781 N.W. North River Drive
          Miami, Florida ......................   11,285    Owned

          5801 Miami Lakes Drive
          Miami Lakes, Florida ................   10,000    5/31/03

          3145 Northwoods Parkway
          Norcross, Georgia ...................   25,808    1/31/06

                                                                        LEASE
                                                                     EXPIRATION
                                                       APPROXIMATE  DATE, UNLESS
                                                       SQUARE FEET      OWNED
                                                        ---------   ------------
          2100 South York Road
          Oak Brook, Illinois ........................    87,700      5/31/08

          2655 Garfield Road
          Highland, Indiana ..........................    45,816      6/30/06

          300 Walnut Street
          Owensboro, Kentucky ........................    20,600      1/07/04

          4530 Hollins Ferry Road
          Baltimore, Maryland ........................    26,792      Owned

          306 Northern Avenue
          Boston, Massachusetts ......................    47,456      6/30/05

          70-70D Hawes Way
          Stoughton, Massachusetts ...................    24,400      12/31/05

          22925-22931 Industrial Drive West
          St. Clair Shores, Michigan .................    19,000      4/30/05

          1743 Maplelawn
          Troy, Michigan .............................    22,000      4/30/06

          6060 Hix Road
          Westland, Michigan .........................    23,000      12/31/03

          3555 W. Oquendo Road
          Las Vegas, Nevada ..........................    90,000      11/30/03

          6325 South Valley Boulevard
          Las Vegas, Nevada ..........................    23,190      12/31/04

          6754 W. Washington Avenue
          Pleasantville, New Jersey ..................    45,400      1/14/03

          26 West Street
          Brooklyn, New York .........................    15,000      Owned

          111-01 and 109-15 14th Avenue
          College Point, New York ....................    82,000      2/28/11

          301 and 305 Suburban Avenue
          Deer Park, New York ........................    33,535      3/31/05

          111 West 19th Street
          New York, New York .........................    26,885      5/31/03

          Two Penn Plaza
          New York, New York .........................    57,200      2/01/06

          4906 Barrow Avenue
          Cincinnati, Ohio ...........................    16,300      9/30/03

          4914 Ridge Avenue
          Cincinnati, Ohio ...........................     8,100      9/30/03

          2300-2310 International Street
          Columbus, Ohio .............................    25,500      10/31/05

          5550 Airline Drive
          Houston, Texas .............................    78,483      12/31/09

          515 Norwood Road
          Houston, Texas .............................    26,676      12/31/09

          1574 South West Temple
          Salt Lake City, Utah .......................    64,170      12/31/06

          2925-2941 Space Road
          Richmond, Virginia .........................    26,000      8/19/03

          22930 Shaw Road
          Dulles, Virginia ...........................    32,600      7/31/06

                                                                        LEASE
                                                                     EXPIRATION
                                                       APPROXIMATE  DATE, UNLESS
                                                       SQUARE FEET      OWNED
                                                        ---------   ------------
          109-D Executive Drive
          Dulles, Virginia ...........................    19,000      8/31/04

          1 Thameside Centre
          Kew Bridge Road
          Kew Bridge, Middlesex, United Kingdom ......    14,000      12/22/12

          86 Talbot Road
          Old Trafford, Manchester, United Kingdom ...    24,300      12/24/06

          2116 Logan Avenue
          Winnipeg, Manitoba, Canada .................    19,800      Owned

          3455 Landmark Boulevard
          Burlington, Ontario, Canada ................    16,100      Owned

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

ITEM 3. LEGAL PROCEEDINGS

     In February 1995, as part of an investigation by the New York County District Attorney's office into the business affairs of a general contractor that did business with EMCOR's subsidiary, Forest Electric Corp. ("Forest"), a search warrant was executed at Forest's executive offices. On July 12, 2000, Forest was served with a Subpoena Duces Tecum to produce certain documents as part of a broader investigation by the New York County District Attorney's office into illegal business practices in the New York City construction industry. Forest has been informed by the New York County District Attorney's office that it and certain of its officers are targets of the investigation. Forest has produced documents in response to the subpoena and intends to cooperate fully with the District Attorney's office investigation as it proceeds.

     On July 31, 1998 a former employee of a subsidiary of EMCOR filed a class-action complaint on behalf of the participants in two employee benefit plans sponsored by EMCOR against EMCOR and other defendants for breach of fiduciary duty under the Employee Retirement Income Security Act. All of the claims relate to alleged acts or omissions which occurred during the period May 1991 to December 1994. The principal allegations of the complaint are that the defendants breached their fiduciary duties by causing the plans to purchase and hold stock of EMCOR when it was then known as JWP Inc. and when the defendants knew or should have known it was imprudent to do so. The action has been settled, subject to court approval. The amount to be paid by EMCOR in connection with the proposed settlement will not be material.


     In December 2001, the Company's Canadian subsidiary Comstock Canada Limited ("Comstock") commenced an action against Atomic Energy of Canada Limited ("AECL") claiming approximately Cdn. $6.0 million in connection with Comstock's work on two medical isotope nuclear reactors and associated work at AECL's facility at Chalk River, Ontario. Comstock's claim is for holdback, unpaid change requests, loss of productivity and extended duration costs. AECL has filed a defense denying Comstock's claim and counterclaimed against Comstock for Cdn. $47.0 million claiming substantial deficiencies in Comstock's work which are alleged to have resulted in the need to replace a portion of Comstock's work and installed materials and the need to reinstall various components of the reactor systems. These deficiencies are alleged to have caused a significant delay in AECL's ability to obtain the necessary certifications for operation of the systems. To date, there has been no document exchange or discovery in this litigation. The Company believes it has good and meritorious defenses to the AECL counterclaim.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     None

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     FRANK T. MACINNIS, Age 55; Chairman of the Board and Chief Executive Officer of the Company since April 1994 and President of the Company from April 1994 to April 1997. From April 1990 to April 1994, Mr. MacInnis served as President and Chief Executive Officer, and from August 1990 to April 1994 as Chairman of the Board, of Comstock Group, Inc., a nationwide electrical contracting company. From 1986 to April 1990, Mr. MacInnis was Senior Vice President and Chief Financial Officer of Comstock Group, Inc. In addition, from 1986 to April 1994, Mr. MacInnis was also President of Spie Group Inc., which had interests in Comstock Group, Inc., Spie Construction Inc., a Canadian pipeline construction company, and Spie Horizontal Drilling Inc., a U.S. company engaged in underground drilling for the installation of pipelines and communications cable.

     JEFFREY M. LEVY, Age 49; President of the Company since April 1997 and Chief Operating Officer of the Company since February 1994, Executive Vice President of the Company from November 1994 to April 1997, Senior Vice President of the Company from December 1993 to November 1994. From May 1992 to December 1993, Mr. Levy was President and Chief Executive Officer of the Company's subsidiary EMCOR Mechanical/Electrical Services (East) Inc. From January 1991 to May 1992, Mr. Levy served as Executive Vice President and Chief Operating Officer of Lehrer McGovern Bovis, Inc., a construction management and construction company.

     SHELDON I. CAMMAKER, Age 62; Executive Vice President and General Counsel of the Company since September 1987 and Secretary of the Company since May 1997. Prior to September 1987, Mr. Cammaker was a senior partner of the New York City law firm of Botein, Hays, & Sklar.

     LEICLE E. CHESSER, Age 55; Executive Vice President and Chief Financial Officer of the Company since May 1994. From April 1990 to May 1994, Mr. Chesser served as Executive Vice President and Chief Financial Officer of Comstock Group, Inc., and from 1986 to May 1994, Mr. Chesser was also Executive Vice President and Chief Financial Officer of Spie Group, Inc.

     R. KEVIN MATZ, Age 43; Vice President and Treasurer of the Company since April 1996 and Staff Vice President - Financial Services of the Company from March 1993 to April 1996. From March 1991 to March 1993, Mr. Matz was Treasurer of Sprague Technologies Inc., a manufacturer of electronic components.

     MARK A. POMPA, Age 37; Vice President and Controller of the Company since September 1994.

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


     The following table sets forth high and low sales prices for the common stock for the periods indicated as reported by the Nasdaq National Market through November 15, 2000, and thereafter, as reported by the New York Stock
Exchange:


          2001                                       HIGH       LOW
          ----                                      ------    -------
          First Quarter .........................   $31.42    $23.75
          Second Quarter ........................   $45.98    $29.87
          Third Quarter .........................   $45.20    $30.60
          Fourth Quarter ........................   $49.14    $31.74

          2000                                       HIGH       LOW
          ----                                      ------    -------
          First Quarter .........................   $24.25    $17.50
          Second Quarter ........................   $24.75    $17.75
          Third Quarter .........................   $28.13    $22.25
          Fourth Quarter (through November 15) ..   $26.25    $22.75
          Fourth Quarter (commencing November 16)   $26.00    $23.00

     HOLDERS. As of February 15, 2002, there were 138 shareholders of record and, as of that date, EMCOR estimates there were approximately 3,800 beneficial owners holding stock in nominee or "street" name.


     DIVIDENDS. EMCOR did not pay dividends on its common stock during 2001 or 2000, and it does not anticipate that it will pay dividends on its common stock in the foreseeable future. EMCOR's working capital credit facility limits the payment of dividends on its common stock.

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

INCOME STATEMENT DATA                                                         YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------------------------------
                                                             2001         2000         1999         1998          1997
                                                          ----------   ----------   ----------   ----------    ----------
Revenues ..............................................   $3,419,854   $3,460,204   $2,893,962   $2,210,374    $1,950,868
Gross profit ..........................................      391,823      357,817      295,907      223,287       182,183
Operating income ......................................       88,682       78,925       58,091       37,224        27,414
Income before extraordinary items .....................       50,012       40,089       27,821       17,092         8,581
Extraordinary items--loss on early
  extinguishment of debt, net of income taxes .........           --           --           --       (4,777)       (1,004)
                                                          ----------   ----------   ----------   ----------    ----------
Net income ............................................   $   50,012   $   40,089   $   27,821   $   12,315    $    7,577
                                                          ----------   ----------   ----------   ----------    ----------
Basic earnings per share:
Income before extraordinary items .....................   $     3.86   $     3.84   $     2.86   $     1.67    $     0.90
Extraordinary items--loss on early
  extinguishment of debt, net of income taxes .........           --           --           --        (0.47)        (0.11)
                                                          ----------   ----------   ----------   ----------    ----------
Basic earnings per share ..............................   $     3.86   $     3.84   $     2.86   $     1.20    $     0.79
                                                          ==========   ==========   ==========   ==========    ==========
Diluted earnings per share:
Income before extraordinary items .....................   $     3.40   $     2.95   $     2.21   $     1.46    $     0.84
Extraordinary items--loss on early
  extinguishment of debt, net of income taxes .........           --           --           --        (0.35)        (0.10)
                                                          ----------   ----------   ----------   ----------    ----------
Diluted earnings per share ............................   $     3.40   $     2.95   $     2.21   $     1.11    $     0.74
                                                          ==========   ==========   ==========   ==========    ==========

                                                          ---------------------------------------------------------------
BALANCE SHEET DATA                                                              AS OF DECEMBER 31,
                                                          ---------------------------------------------------------------
                                                             2001         2000         1999          1998         1997
                                                          ----------   ----------   ----------    ---------    ----------
Stockholders' equity (a) ..............................   $  421,933   $  233,503   $  170,249     $119,816      $ 95,323
Total assets ..........................................   $1,349,664   $1,261,864   $1,052,246     $801,002      $660,654
Goodwill ..............................................   $   56,011   $   67,625   $   68,009     $ 22,745      $    927
Notes payable .........................................   $      573           --   $    1,150     $  8,314            --
Borrowings under working capital credit lines .........           --           --           --           --      $  9,497
Other long-term debt, including current maturities ....   $      973   $  116,056   $  116,534     $116,086      $ 62,657
Capital lease obligations .............................   $      249   $      573   $      554     $    837      $  1,482

----------
(a) No cash dividends on EMCOR's common stock have been paid during the past five years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

HIGHLIGHTS

     Revenues for the year ended December 31, 2001 were $3.42 billion, compared to $3.46 billion and $2.89 billion for the years ended December 31, 2000 and 1999, respectively. Net income was $50.0 million for 2001, an increase of $9.9 million, or 24.7%, from $40.1 million for 2000. For 1999, net income was $27.8 million. Diluted earnings per share on net income were $3.40 per share for 2001, compared to $2.95 per share for 2000 and $2.21 per share for 1999.

OPERATING SEGMENTS

     EMCOR's business consists of the following operating segments: United States electrical construction and facilities services, United States mechanical construction and facilities services, United States other services, Canada construction and facilities services, United Kingdom construction and facilities services and Other international construction and facilities services. The segments (i) United States other services primarily represents those operations which principally provide energy consulting, maintenance, office and facility management, and central energy systems monitoring services and (ii) Other international construction and facilities services represents EMCOR's operations outside of the United States, Canada, and the United Kingdom, primarily South Africa, the Middle East and Europe, performing electrical construction, mechanical construction and facilities services.

RESULTS OF OPERATIONS


     EMCOR's significant accounting policies are described in Note B to the consolidated financial statements included in Item 8 of this Form 10-K. EMCOR believes its most critical accounting policy is revenue recognition from long-term contracts for which EMCOR uses the percentage-of-completion method of accounting. Percentage of completion accounting is the prescribed method of accounting for long-term contracts in accordance with accounting principles generally accepted in the United States and accordingly the method used for revenue recognition within EMCOR's industry. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for each contract at completion. Certain of EMCOR's electrical contracting business units measure percentage-of-completion by the percentage of labor costs incurred to date for each contract to the estimated total labor costs for such contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Application of percentage-of-completion accounting results in the recognition of costs and estimated earnings in excess of billings on uncompleted contracts within the consolidated balance sheets. Costs and estimated earnings in excess of billings on uncompleted contracts reflected on the consolidated balance sheets arise when revenues have been recognized but the amounts cannot be billed under the terms of the contracts. Such amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of the contract. Costs and estimated earnings in excess of billings on uncompleted contracts also includes amounts EMCOR seeks or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price, or other customer-related causes of unanticipated additional contract costs. Such amounts are recorded at estimated net realizable value. Due to uncertainties inherent within estimates employed to apply percentage-of-completion accounting, it is possible that estimates will be revised as project work progresses. Application of percentage of completion accounting requires that the impact of those revised estimates be reported in the consolidated financial statements prospectively.


REVENUES


     Revenues for the year ended December 31, 2001 decreased 1.2% to $3.42 billion, compared to $3.46 billion of revenues for 2000. The $40.3 million decrease in revenues for 2001 compared to 2000 was primarily due to reduced levels of fast-track data center construction in the New York, Chicago, Washington D. C. and California markets, as well as a reduced level of activity in the Las Vegas and Ohio markets and Canada. The decrease was partially offset by growth in revenues associated with energy generation projects and transportation infrastructure construction on the west and east coasts and revenue growth from various activities in the Boston area market. Revenues for 2000 of $3.46 billion represented a 19.7% increase over revenues of $2.89 billion for 1999. The $566.2 million increase in revenues for 2000 compared to 1999 was attributable to (1) revenue growth from EMCOR's operations (excluding revenues of Building Technology Engineers of North America, LLC ("BTENA"), EMCOR's joint venture with CB Richard Ellis Inc., and 1999 acquisitions) of $420.2 million, and to (2) revenues from BTENA and 1999 acquisitions which approximated $146.0 million in incremental revenues during 2000.


     The following table presents EMCOR's revenues by operating segment and the approximate percentage of total revenues for the years ended December 31, 2001, 2000 and 1999 (in millions, except for percentages):

                                                                                    % OF                  % OF                 % OF
                                                                          2001      TOTAL       2000      TOTAL        1999    TOTAL
                                                                        --------    -----     --------    -----     --------   -----
Revenues:
United States electrical construction and facilities services .......   $1,334.7      39%     $1,350.7      39%     $  993.1     34%
United States mechanical construction and facilities services .......    1,202.1      35%      1,262.1      36%      1,067.1     37%
United States other services ........................................      209.7       6%        163.9       5%         82.8      3%
                                                                        --------              --------              --------
Total United States operations ......................................    2,746.5      80%      2,776.7      80%      2,143.0     74%
Canada construction and facilities services .........................      198.2       6%        237.0       7%        196.7      7%
United Kingdom construction and facilities services .................      463.6      14%        446.2      13%        553.7     19%
Other international construction and facilities services ............       11.6                   0.3                   0.6     --
                                                                        --------              --------              --------
Total worldwide operations ..........................................   $3,419.9     100%     $3,460.2     100%     $2,894.0    100%
                                                                        ========              ========              ========


     Revenues for EMCOR's United States electrical construction and facilities services segment for 2001 decreased by $16.0 million, or 1.2%, compared to 2000. The decrease in revenues was due to reduced levels of fast-track data center and commercial construction in the New York, Chicago, Washington D. C. and California markets, as well as reduced levels of activity in the Las Vegas and Ohio markets. The decrease was partially offset by increases in revenues associated with energy generation and transportation infrastructure construction markets on the west and east coasts and increased revenues from various activities in the Salt Lake City market. The $357.6 million, or 36.0%, increase in 2000 revenues compared to 1999, was attributable to both new construction and renovation and retrofit jobs for commercial construction and the communication infrastructure and technology markets. Partially offsetting this overall increase was a decrease in new construction revenues from casino work, although this was partially offset by increased renovation and retrofit work at casinos. Additionally, industrial construction related renovation and retrofit revenues decreased principally due to industrial facilities not having as many shut-downs in production to perform major maintenance during 2000.


     United States mechanical construction and facilities services revenues decreased $60.0 million, or 4.8%. The decrease in revenues was due to reduced levels of fast-track data center construction, reduced levels of activity in the Las Vegas and Denver markets and planned reductions in operations at EMCOR's Poole & Kent subsidiary operations in the North and South Carolina markets. The decrease in rev-enues was partially offset by increased revenues associated with energy generation construction on the west and east coasts and increased revenues from the Boston area market. A $195.0 million, or 18.3%, increase in revenues for 2000 compared to 1999 was primarily attributable to revenue growth from EMCOR's operations excluding acquisitions. Eastern and Western United States based operations were the major contributors to the increase in revenues due to the continued strong renovation market and new construction market in New York City, Houston, Connecticut, Denver and California. Revenues from 1999 acquisitions contributed approximately $77.5 million of the increase.

     United States other services revenues, which include those operations which principally provide energy consulting, maintenance, office and facility management, and central energy system monitoring services increased by $45.8 million, or 27.9%, for 2001 compared to 2000. The increase in revenues was primarily attributable to an increase in building maintenance services provided to customers. Revenues for 2000 increased by $81.1 million compared to 1999. The primary source of the increase in 2000 was revenues of $68.6 million from BTENA and companies acquired during 1999, as well as increases from other United States operations.

     Revenues of Canada construction and facilities services decreased by $38.8 million, or 16.4%, for 2001 as compared to 2000 revenues. The decrease in revenues was primarily attributable to project start date delays in Eastern
Canada and a reduction of revenues in Western Canada due to timing of anticipated projects. The $40.3 million, or 20.5%, increase in revenues for 2000 compared with 1999 was attributable to an increased level of activities in Eastern Canada, especially in the second half of 2000.

     United Kingdom construction and facilities services revenues increased $17.4 million, or 3.9%, for 2001 compared to 2000 revenues principally due to continued growth in construction and facilities markets in the United Kingdom during the first half of 2001. The $107.5 million, or 19.4%, decrease in 2000 revenues compared with 1999 revenues was principally due to the completion of the Jubilee Line project in London at the end of 1999.

     Revenues of the Other international construction and facilities services increased for 2001 to $11.6 million, compared to $0.3 million for 2000 and $0.6 million for 1999. Other international construction and facilities services primarily consist of EMCOR's operations in the Middle East, South Africa and Europe. The increase in revenues was due to projects performed in Europe by EMCOR's new technology division. The remainder of the work performed in this operating segment is accounted for under the equity method of accounting because EMCOR has less than majority ownership in these foreign joint ventures, and accordingly, revenues attributable to such joint ventures are not reflected as revenues in the consolidated financial statements. EMCOR continues to pursue new business selectively in these markets; however, the availability of opportunities has been significantly reduced as a result of local economic factors, particularly in the Middle East.


COST OF SALES AND GROSS PROFIT


     The following table presents EMCOR's cost of sales, gross profit, and gross profit as a percentage of revenues, for the years ended December 2001, 2000 and 1999 (in millions, except for percentages):


                                                2001        2000         1999
                                              --------    --------     --------
Cost of sales ..............................  $3,028.0    $3,102.4     $2,598.1
Gross profit ...............................  $  391.8    $  357.8     $  295.9
Gross profit as a percentage of revenues ...      11.5%       10.3%        10.2%


     Gross profit increased $34.0 million, or 9.5%, for 2001 compared to 2000. Gross profit as a percentage of revenues was 11.5% for 2001 compared to 10.3% for 2000. The dollar increase in gross profit, as well as the increase in gross profit as a percentage of revenues, were primarily due to an increase in gross profits realized due to the type and location of construction and facilities services contracts performed and continued improvement in project management. Gross profit increased $61.9 million, or 20.9%, for 2000 compared to 1999, and gross profit as a percentage of revenues increased to 10.3% for the 2000 period compared with 10.2% for 1999. The increase in gross profit dollars from 1999 to 2000 was due to the increase in revenues of EMCOR's operations excluding acquisitions, as well as gross profit from companies acquired in 1999. The increase in gross profit as a percentage of revenues was primarily a result of an increase in gross profits on projects due to overall favorable market conditions partially offset by losses on jobs in the South and North Carolina markets undertaken by EMCOR's Poole & Kent subsidiary prior to its acquisition by EMCOR.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     The following table presents EMCOR's selling, general and administrative expenses, and selling, general and administrative expenses as a percentage of revenues, for the years ended December 31, 2001, 2000 and 1999 (in millions, except for percentages):


                                                    2001       2000       1999
                                                  -------    -------    -------
Selling, general and administrative expenses ...  $ 303.1    $ 278.9    $ 237.8
Selling, general and administrative expenses
  as a percentage of revenues ..................      8.9%       8.1%       8.2%
Selling, general and administrative expenses
  as a percentage of revenues, excluding
  amortization of goodwill .....................      8.7%       7.9%       8.1%

     Selling, general and administrative expenses increased $24.2 million, or 8.7%, between 2001 and 2000. As a percentage of revenues, total selling, general and administrative expenses increased to 8.9% in 2001 as compared to 8.1% in 2000. Selling, general and administrative expenses increased $41.1 million, or 17.3%, between 2000 and 1999. As a percentage of revenues, total selling, general and administrative expenses decreased to 8.1% in 2000 as compared to 8.2% in 1999. The dollar increase and increase in expenses as a percentage of revenues during 2001 compared to 2000 was primarily attributable to the type and location of construction and facilities services contracts performed, increased variable overhead costs associated with marketing and business development efforts and expansion of information technology infrastructure support. The dollar increase in selling, general and administrative expenses for 2000 as compared to 1999 was attributable to the increase in revenues and corresponding increases in variable selling, general and administrative expenses required to support the increased revenue base, incremental fixed costs to support the current growth in operations, plus selling, general and administrative expenses associated with BTENA and 1999 acquisitions. The decrease in selling, general and administrative expenses, as a percentage of revenues for 2000, as compared to 1999 was primarily due to the leveraging of fixed costs over increased revenues.

OPERATING INCOME


     The following table presents EMCOR's operating income, and operating income as a percentage of segment revenues, for the years ended December 31, 2001, 2000 and 1999 (in millions, except for percentages):


                                                                                        % OF               % OF              % OF
                                                                                       SEGMENT           SEGMENT           SEGMENT
                                                                               2001    REVENUES   2000   REVENUES   1999   REVENUES
                                                                              ------   --------   -----  --------   -----  --------
Operating income (loss):
  United States electrical construction and facilities services ...........   $ 75.3      5.6%    $58.6     4.3%    $38.5    3.9%
  United States mechanical construction and facilities services ...........     41.4      3.4%     35.9     2.8%     38.0    3.6%
  United States other services ............................................     (7.2)      --      (5.5)     --      (4.6)    --
                                                                              ------              -----             -----
  Total United States operations ..........................................    109.5      4.0%     89.0     3.2%     71.9    3.4%
  Canada construction and facilities services .............................      2.3      1.2%      5.2     2.2%      4.0    2.0%
  United Kingdom construction and facilities services .....................      7.2      1.6%      6.0     1.3%      3.2    0.6%
  Other international construction and facilities services ................     (1.2)      --       0.5      --      (0.3)    --
  Corporate administration ................................................    (29.1)      --     (21.8)     --     (20.7)    --
                                                                              ------              -----             -----
  Total worldwide operations ..............................................     88.7      2.6%     78.9     2.3%     58.1    2.0%
Other corporate items:
  Interest expense ........................................................     (4.8)              (9.7)            (10.5)
  Interest income .........................................................      5.6                2.4               2.1
                                                                              ------              -----             -----
  Income before taxes .....................................................   $ 89.5              $71.6             $49.7
                                                                              ======              =====             =====

     Operating income increased for the United States electrical construction and facilities services operations for 2001 compared to 2000. The dollar increase in operating income for 2001 of $16.7 million, or 28.5%, as compared to 2000, and increase as a percentage of revenues, was attributable to an increase in activity associated with energy generation and transportation infrastructure construction projects on the west and east coasts, and increased operating income from various activities in the Salt Lake City market. This increase in operating income was partially offset by reduced levels of fast-track data center construction activity in San Francisco, Washington D. C. and Denver markets and the decrease in construction activity in the Las Vegas market. Operating income for 2000 for the United States electrical construction and facilities services operations increased $20.1 million, or 52.2%, from 1999 levels. The increase in operating income and operating income, as a percentage of revenues, for 2000 versus 1999 was attributable to the continuing favorable market conditions due to increased renovation and retrofit projects as well as new construction spending, particularly in the Eastern and Western United States.

     United States mechanical construction and facilities services operating income increased $5.5 million for 2001, a 15.3% increase over 2000 amounts. The increase in dollars, and as a percentage of revenues, was primarily due to (i) energy generation construction activity on the west and east coasts, partially offset by a reduction of construction activity in the Las Vegas market and (ii) improved results at certain of EMCOR's Poole & Kent subsidiary operations which had losses in the prior year. Operating income for 2000 compared to 1999 decreased $2.1 million, or 5.5%, and as a percentage of revenues decreased to 2.8% from 3.6%, primarily due to losses on jobs in the South and North Carolina markets undertaken by EMCOR's Poole & Kent subsidiary prior to its acquisition by EMCOR offsetting the increased operating income for most of the operations in this segment.


     United States other services operating losses increased $1.7 million for 2001 as compared to 2000 primarily due to costs associated with the continued development of the consulting operations and maintenance services activities of EMCOR. These operating losses for 2000 compared to 1999 increased by $0.9 million also due to the development costs of the consulting operations and maintenance services.

     Canada construction and facilities services operating income decreased by $2.9 million for 2001 compared to 2000 principally due to project start date delays in Eastern Canada for certain projects in backlog and a reduction of revenues in Western Canada due to the timing of anticipated projects. Operating income as a percentage of revenues decreased to 1.2% in 2001 compared to 2.2% in 2000 also due to the project start delays and the timing of anticipated projects. For 2000 compared to 1999, operating income increased by $1.2 million principally due to an increased level of activities in Eastern Canada. The increase in operating income as a percentage of revenues for 2000 of 2.2% compared to 2.0% in 1999 was primarily due to the jobs performed in 2000 having higher gross profit margins.

     United Kingdom construction and facilities services operating income increased by $1.2 million for 2001 compared to 2000. The improvement was primarily attributable to growth in construction and facilities markets in the United Kingdom during the first half of 2001. For 2000, operating income increased by $2.8 million as compared to 1999. This increase was primarily attributable to the commencement of new projects that resulted in higher gross profits in 2000 than in previous years due to improved market conditions.

     Other international construction and facilities services operating losses were $1.2 million for 2001 compared to operating income of $0.5 million in 2000 and operating losses of $0.3 million in 1999. These operating losses in 2001 were attributable to project losses related to a Middle East joint venture, partially offset by operating income for projects in the new technology division in Europe. EMCOR continues to pursue new business selectively in the Middle Eastern, South African and European markets; however, the availability of opportunities has been significantly reduced as a result of local economic factors, particularly in the Middle East. Therefore, the business activities in this segment were not significant for 2000 and 1999.


     General corporate expenses for 2001 increased by $7.3 million from 2000 levels, and increased by $1.1 million between 2000 and 1999. The increases are attributable to increased variable overhead costs associated with marketing and business development efforts, including transfer from subsidiary operations to corporate administration of certain individuals, some of whom were previously involved in subsidiary operations, to monitor EMCOR's overall operations, provide strategic direction and support future business activity. Additionally, operations support activities such as information technology infrastructure support have been expanded to meet the level of service expected by our clients.

     Interest expense decreased by $4.9 million for 2001 compared to 2000 principally due to the conversion of EMCOR's $115.0 million of 5.75% Convertible Subordinated Notes into approximately 4.2 million shares of common stock in the second quarter of 2001. Interest expense decreased by $0.8 million in 2000 compared to 1999 primarily due to reduced borrowings under EMCOR's working capital credit facility.

     Interest income increased by $3.2 million for 2001 compared with 2000. Interest income increased by $0.3 million for 2000 compared to 1999. The increase in interest income for 2001 compared to 2000 was due to increased cash on hand in 2001, partially offset by lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     On March 18, 1998, EMCOR sold, pursuant to an underwritten public offering, $115.0 million principal amount of 5.75% Convertible Subordinated Notes. During the second quarter of 2001, EMCOR called the 5.75% Convertible Subordinated
Notes for redemption. As a consequence, all of the Convertible Subordinated Notes were converted into approximately 4.2 million shares of EMCOR common stock.


     The following table presents EMCOR's net cash provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2001 and 2000 (in millions):

                                                              2001        2000
                                                            -------     -------
Net cash provided by operating activities ..............    $ 81.1      $ 91.4
Net cash used in investing activities ..................    $(31.2)     $(11.1)
Net cash provided by (used in) financing activities ....    $  2.2      $ (1.2)


     The Company's consolidated cash balance increased by $52.1 million from $137.7 million at December 31, 2000 to $189.8 million at December 31, 2001. Net cash provided by operating activities for 2001 was $81.1 million, a decrease of $10.3 million from $91.4 million for 2000. The cash provided by operating activities for 2001 was primarily due to increased net income, increased accrued expenses and decreased accounts receivable, partially offset by increased contracts in progress, net and decreased accounts payable. The cash provided by the Provision in lieu of income taxes of $21.4 million for 2001, will not recur beginning in 2002 as EMCOR has substantially used the net operating loss carryforwards attributable to this item. Net cash used in investing activities for 2001 of $31.2 million consisted primarily of $8.8 million for earn-out payments pertaining to historical acquisitions, net disbursement for other investments of $6.5 million and $17.9 million for the purchase of property, plant and equipment. This activity compares to net cash used in investing activities for 2000 of $16.7 million for the purchase of property plant and equipment, $4.2 million for payments for acquisitions and related earn-out agreements offset by $7.0 million of proceeds from other investments and $2.8 million in proceeds from the sale of assets. Net cash provided by financing activities for 2001 of $2.2 million was primarily attributable to proceeds from the exercise of stock options.

     On December 22, 1998, EMCOR restated a June 19, 1996 credit facility; the amended credit facility provides EMCOR with a credit facility for borrowings of up to $150.0 million. The amended credit facility, which has an expiration date of June 30, 2003, is guaranteed by certain direct and indirect subsidiaries of EMCOR. The amended credit facility is secured by substantially all of the assets of EMCOR and most of its subsidiaries, and it provides for borrowing capacity available in the form of revolving loans and/or letters of credit. The amended credit facility contains various covenants, including among other things, maintenance of certain financial ratios and significant restrictions with respect to cumulative aggregate payments for dividends, common stock repurchases, investments, acquisitions, indebtedness, capital expenditures, and prepayments of subordinated debt, all as set forth therein. The annual facility fee is 0.25% per $1,000 of the total credit facility. The revolving loans bear interest at (1) a rate which is the prime commercial lending rate announced by Harris Trust and Savings Bank from time to time (4.75% at December 31, 2001) plus 0% to 0.5%, based on certain financial tests or (2) at a LIBOR rate (2.04% at December 31, 2001) plus 1.25% to 2.0% based on certain financial tests. The interest rates in effect at December 31, 2001 were 4.75% and 3.29%, respectively. Letters of credit fees issued under the credit facility ranging from 0.5% to 2.0% are charged based on type of letters of credit issued and certain financial tests. As of December 31, 2001 and 2000, EMCOR had approximately $20.5 million and $12.1 million of letters of credit outstanding, respectively. No revolving loans were outstanding under the credit facility at December 31, 2001 or 2000.


     In December 2000, the Company's Canadian subsidiary, Comstock Canada Ltd., renewed a credit agreement with a bank providing for an overdraft facility of up to Cdn. $0.5 million. The facility is secured by a standby letter of credit and provides for interest at the bank's prime rate (4.0% at December 31, 2001). There were no borrowings outstanding under this credit agreement at December 31, 2001 or 2000.


     A subsidiary of EMCOR has guaranteed indebtedness of a venture in which it has a 40% interest; the other venture partner, Baltimore Gas and Electric, has a 60% interest. The venture designs, constructs, owns, operates, leases and maintains facilities to produce chilled water for sale to customers for use in cooling. These guarantees are not expected to have a material adverse effect on EMCOR's financial position or results of operations. Under one guarantee, each of the venturers is jointly and severally liable for the venture's $25.0 million borrowing due December 2031. The other guarantee is related to the venture's $50.0 million revolving credit facility expiring September 2002, under which EMCOR's subsidiary guaranteed 40% of the indebtedness.


     EMCOR believes that current cash balances and borrowing capacity available under lines of credit, combined with cash expected to be generated from operations, will be sufficient to provide short-term and foreseeable long-term liquidity and meet expected capital expenditure requirements.


     The primary source of liquidity for EMCOR has been, and is expected to continue to be, cash generated by operating activities. EMCOR also maintains a credit facility that may be utilized, among other things, to meet short-term liquidity needs in the event that net cash generated by operating activities is insufficient, or to enable EMCOR to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice.

     Long-term liquidity requirements can be expected to be met through cash generated from operating activities, the credit facility, and the sale of various secured or unsecured debt or equity interests in the public and private markets. Based on its current credit rating and financial condition, EMCOR can reasonably expect to be able to issue medium and long-term debt instruments or equity. EMCOR's primary revenue risk factor continues to be the level of demand for non-residential construction services, which is in turn influenced by macroeconomic trends including interest rates and governmental economic policy. In order to provide protection against demand cycles in private sector construction services, EMCOR has increased its participation, and its backlog of contracts, in the public sector and in facilities services. Liquidity will be impacted in future periods by EMCOR's recent agreement to acquire nineteen subsidiaries of Comfort Systems USA, Inc. ("Comfort Systems"). See the Subsequent Event disclosure that follows in this item for additional information.

CERTAIN INSURANCE MATTERS

     As of December 31, 2001, EMCOR was utilizing approximately $20.5 million of letters of credit obtained under its credit facility as collateral for its insurance obligations.


NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS 141 was effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. The annual reduction in expense due to the discontinuance of goodwill amortization beginning in 2002 should be approximately $3.4 to $4.4 million. SFAS 142 is effective for fiscal years beginning after December 15, 2001. All companies have six months subsequent to the date of adoption to complete the initial goodwill impairment test. EMCOR has not yet determined any further impact SFAS 142 will have on its existing goodwill.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model, based on the framework established in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed

Of" ("SFAS 121"), for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS 121. This statement also supercedes the accounting reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," ("APB 30") for the disposal of a segment of a business. The provisions of SFAS No. 144 are effective for the fiscal years beginning after December 15, 2001. EMCOR believes that the adoption of SFAS 144 will not have a material impact on its results of operations, financial position or cash flows.


SUBSEQUENT EVENT


     On February 11, 2002, EMCOR signed a definitive agreement with Comfort Systems to acquire nineteen of Comfort Systems' subsidiaries. Under the terms of the agreement, EMCOR will pay Comfort Systems $186.25 million, approximately $164.25 million in cash and approximately $22.0 million by assumption of Comfort Systems notes payable to former owners of certain of the acquired companies. EMCOR will fund the acquisition through a combination of cash on hand and borrowings under its revolving credit facility. The acquisition is expected to close in the first quarter of 2002, pending customary closing conditions and regulatory approval.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     EMCOR is exposed to market risk for changes in interest rates for borrowings under its credit facility. The credit facility bears interest at variable rates, and the fair value of this borrowing is not significantly affected by changes in market interest rates.


     Amounts invested in EMCOR's foreign operations are translated into U. S. dollars at the exchange rates in effect at year end. The resulting translation adjustments are recorded as accumulated other comprehensive loss, a component of stockholders' equity, in the consolidated balance sheets.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              DECEMBER 31,
                                                        -----------------------
                                                           2001         2000
                                                        ----------   ----------
                                     ASSETS
Current assets:
  Cash and cash equivalents ........................... $  189,766   $  137,685
  Accounts receivable, less allowance for doubtful
    accounts of $35,091 and $36,917, respectively .....    777,102      825,803
  Costs and estimated earnings in excess of billings
    on uncompleted contracts ..........................    221,272      158,073
  Inventories .........................................      7,158        6,909
  Prepaid expenses and other ..........................     22,026       10,290
                                                        ----------   ----------
    Total current assets ..............................  1,217,324    1,138,760
Investments, notes and other long-term receivables ....     16,817       10,364
Property, plant and equipment, net ....................     42,548       38,959
Goodwill, less accumulated amortization of $14,328
  and $8,822, respectively ............................     56,011       67,625
Other assets ..........................................     16,964        6,156
                                                        ----------   ----------
Total assets .......................................... $1,349,664   $1,261,864
                                                        ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Current maturities of long-term debt and capital
    lease obligations ................................. $      947   $      751
  Accounts payable ....................................    313,227      365,139
  Billings in excess of costs and estimated earnings
    on uncompleted contracts ..........................    319,165      314,929
  Accrued payroll and benefits ........................    121,196      103,897
  Other accrued expenses and liabilities ..............     99,726       67,671
                                                        ----------   ----------
    Total current liabilities .........................    854,261      852,387
Long-term debt and capital lease obligations ..........        848      115,878
Other long-term obligations ...........................     72,622       60,096
                                                        ----------   ----------
Total liabilities .....................................    927,731    1,028,361
                                                        ----------   ----------
Stockholders' equity:
Preferred stock, $0.10 par value, 1,000,000 shares
  authorized, zero issued and outstanding .............         --           --
Common stock, $0.01 par value, 30,000,000 shares
  authorized, 14,815,007 and 10,470,624 shares
  issued and outstanding, respectively ................        159          117
Capital surplus .......................................    307,636      167,742
Accumulated other comprehensive loss ..................     (5,424)      (3,906)
Retained earnings .....................................    136,398       86,386
Treasury stock, at cost, 1,131,985 and 1,131,990
  shares, respectively ................................    (16,836)     (16,836)
                                                        ----------   ----------
Total stockholders' equity ............................    421,933      233,503
                                                        ----------   ----------
Total liabilities and stockholders' equity ............ $1,349,664   $1,261,864
                                                        ==========   ==========


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                          2001           2000           1999
                                       ----------     ----------     ----------
Revenues ..........................    $3,419,854     $3,460,204     $2,893,962
Cost of sales .....................     3,028,031      3,102,387      2,598,055
                                       ----------     ----------     ----------
Gross profit ......................       391,823        357,817        295,907
Selling, general and
  administrative expenses .........       303,141        278,892        237,816
                                       ----------     ----------     ----------
Operating income ..................        88,682         78,925         58,091
Interest expense ..................        (4,795)        (9,705)       (10,520)
Interest income ...................         5,587          2,367          2,107
                                       ----------     ----------     ----------
Income before income taxes ........        89,474         71,587         49,678
Income tax provision ..............        39,462         31,498         21,857
                                       ----------     ----------     ----------
Net income ........................    $   50,012     $   40,089     $   27,821
                                       ==========     ==========     ==========
Basic earnings per share ..........    $     3.86     $     3.84     $     2.86
                                       ==========     ==========     ==========
Diluted earnings per share ........    $     3.40     $     2.95     $     2.21
                                       ==========     ==========     ==========


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)


                                                                                                 2001          2000          1999
                                                                                              ---------     ---------     ---------
Cash flows from operating activities:
Net income ...............................................................................    $  50,012     $  40,089     $  27,821
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization ..........................................................       12,694        11,483        10,675
  Amortization of goodwill ...............................................................        5,506         4,618         3,418
  Provision for doubtful accounts ........................................................        2,856         6,419         5,967
  Deferred income taxes ..................................................................        3,725            --            --
  Non-cash expense for amortization of debt issuance costs ...............................          890         1,236         1,236
  Non-cash expense for Restricted Stock Units ............................................        1,132            --            --
  Non-cash interest expense for converted subordinated notes .............................        1,239            --            --
  Provision in lieu of income taxes ......................................................       21,425        24,422        15,645
                                                                                              ---------     ---------     ---------
                                                                                                 99,479        88,267        64,762
Change in  operating  assets  and  liabilities  excluding  effect of  businesses acquired:
  Decrease (increase) in accounts receivable .............................................       48,974      (118,629)      (96,875)
  (Increase) decrease in inventories and contracts in progress, net ......................      (59,217)       76,376        17,784
  (Decrease) increase in accounts payable ................................................      (52,337)       22,222        36,830
  Increase in accrued payroll and benefits and other accrued expenses and liabilities ....       47,836        19,533         6,633
  Changes in other assets and liabilities, net ...........................................       (3,644)        3,667         5,371
                                                                                              ---------     ---------     ---------
Net cash provided by operating activities ................................................       81,091        91,436        34,505
                                                                                              ---------     ---------     ---------
Cash flows from investing activities:
  Proceeds from sales of assets ..........................................................        1,925         2,765           347
  Purchase of property, plant and equipment ..............................................      (17,939)      (16,698)      (10,737)
  Payments for acquisitions of businesses and related earn-out agreements ................       (8,750)       (4,234)      (55,782)
  Net (disbursements) proceeds from other investments ....................................       (6,453)        7,047         6,810
                                                                                              ---------     ---------     ---------
Net cash used in investing activities ....................................................      (31,217)      (11,120)      (59,362)
                                                                                              ---------     ---------     ---------
Cash flows from financing activities:
  Proceeds from working capital credit lines .............................................           --       722,829       306,400
  Repayments of working capital credit lines .............................................           --      (722,829)     (306,400)
  Net repayments for long-term debt and capital lease obligations ........................          143        (1,609)       (7,012)
  Net proceeds from exercise of stock options ............................................        2,064           426           221
  Net proceeds from exercise of common stock warrants ....................................           --            --        10,015
  Purchase of common stock ...............................................................           --            --        (2,868)
                                                                                              ---------     ---------     ---------
Net cash provided by (used in) financing activities ......................................        2,207        (1,183)          356
                                                                                              ---------     ---------     ---------
Increase (decrease) in cash and cash equivalents .........................................       52,081        79,133       (24,501)
Cash and cash equivalents at beginning of year ...........................................      137,685        58,552        83,053
                                                                                              ---------     ---------     ---------
Cash and cash equivalents at end of year .................................................    $ 189,766     $ 137,685     $  58,552
                                                                                              =========     =========     =========


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
                                 (IN THOUSANDS)


                                         TOTAL                                     ACCUMULATED
                                        STOCK-                                        OTHER
                                       HOLDERS'   COMMON                CAPITAL   COMPREHENSIVE   RETAINED   TREASURY  COMPREHENSIVE
                                        EQUITY     STOCK   WARRANTS     SURPLUS      LOSS (1)     EARNINGS     STOCK       INCOME
                                       --------   ------   --------     -------   -------------   --------   --------  -------------
Balance, December 31, 1998 ..........  $119,816   $  109    $2,154     $114,867     $ (1,822)     $ 18,476   $(13,968)
Net income ..........................    27,821       --        --           --           --        27,821         --       $27,821
Foreign currency translation
adjustments .........................      (401)      --        --           --         (401)           --         --          (401)
                                                                                                                         ----------
Comprehensive income ................        --       --        --           --           --            --         --       $27,420
                                                                                                                         ==========
Provision in lieu of income taxes ...    15,645       --        --       15,645           --            --         --
Common stock issued pursuant to
warrants exercised ..................    10,015        7    (1,190)      11,198           --            --         --
Value of expired warrants ...........        --       --      (964)         964           --            --         --
Common stock issued under
stock option plans ..................       221        1        --          220           --            --         --
Treasury stock, at cost .............    (2,868)      --        --           --           --            --     (2,868)
                                       --------   ------    ------     --------     --------      --------   --------
Balance, December 31, 1999 ..........   170,249      117        --      142,894       (2,223)       46,297    (16,836)
Net income ..........................    40,089       --        --           --           --        40,089         --       $40,089
Foreign currency translation
adjustments .........................    (1,683)      --        --           --       (1,683)           --         --        (1,683)
                                                                                                                         ----------
Comprehensive income ................        --       --        --           --           --            --         --       $38,406
                                                                                                                         ==========
Provision in lieu of income taxes ...    24,422       --        --       24,422           --            --         --
Common stock issued under
stock option plans ..................       426       --        --          426           --            --         --
                                       --------   ------    ------     --------     --------      --------   --------
Balance, December 31, 2000 ..........   233,503      117        --      167,742       (3,906)       86,386    (16,836)
Net income ..........................    50,012       --        --           --           --        50,012         --       $50,012
Foreign currency translation
adjustments .........................    (1,518)      --        --           --       (1,518)           --         --        (1,518)
                                                                                                                         ----------
Comprehensive income ................        --       --        --           --           --            --         --       $48,494
                                                                                                                         ==========
Provision in lieu of income taxes ...    21,425       --        --       21,425           --            --         --
Common stock issued under
stock option plans ..................     2,063       --        --        2,063           --            --         --
Conversion of 5.75% Convertible
Subordinated Notes (2) ..............   113,874       42        --      113,832           --            --         --
Value of Restricted Stock Units (3)..     2,574       --        --        2,574           --            --         --
                                       --------   ------    ------     --------     --------      --------   --------
Balance, December 31, 2001 ..........  $421,933   $  159    $   --     $307,636     $ (5,424)     $136,398   $(16,836)
                                       ========   ======    ======     ========     ========      ========   ========

----------
(1)  Represents cumulative foreign currency translation adjustments.
(2) Represents conversion of $115.0 million 5.75% Convertible Subordinated Notes into common stock, net of related interest and deferred financing costs.
(3) Shares of common stock will be issued in respect of restricted stock units. This amount represents the value of restricted stock units at the date of grant plus the related compensation expense in the current year due to an increase in market value of the underlying common stock.


         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A--NATURE OF OPERATIONS

     EMCOR Group, Inc., a Delaware corporation, and subsidiaries ("EMCOR") is one of the largest mechanical and electrical construction and facilities services firms in the United States, Canada, the United Kingdom and in the world. EMCOR specializes in the design, integration and installation, start-up of: (1) systems for the generation and distribution of electrical power, including power cables, conduits, distribution panels, transformers, generators, uninterruptible power supply systems and related switch gear and controls; (2) lighting systems, including fixtures and controls; (3) low-voltage systems, including fire alarm, security, and process control systems; (4) voice and data communications systems, including fiber-optic and low voltage copper cabling;
(5) heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems and (6) plumbing, process and high-purity piping systems. EMCOR provides mechanical and electrical construction services and facilities services directly to corporations, municipalities and other governmental entities, owners/developers, and tenants of buildings. It also provides these services indirectly by acting as a subcontractor to construction managers, general contractors, systems suppliers and other subcontractors. Mechanical and electrical construction services generally fall into one of two categories: (1) large installation projects with contracts often in the multi-million dollar range that involve construction of industrial and commercial buildings and institutional and public works facilities or the fit-out of large blocks of space within commercial buildings and (2) smaller installation projects typically involving fit-out, renovation and retrofit work. In addition, EMCOR also provides services needed to support a customer's facilities not related to construction projects. These services, frequently referred to as facilities services, include customer based operations and maintenance, mobile maintenance and service, small modification and retrofit projects, consulting, program development and management for energy systems, and maintenance of facilities. These services are provided to a wide range of commercial, industrial, and institutional buildings including facilities at which EMCOR provided construction services and at which construction services were provided by others. Facilities services are frequently bundled to provide integrated service packages and may include services in addition to EMCOR's core mechanical and electrical services.

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

PRINCIPLES OF PREPARATION

     The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires EMCOR to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications of prior years data have been made in the accompanying consolidated financial statements where appropriate to conform to the current presentation.

REVENUE RECOGNITION

     Revenues from long-term contracts are recognized on the percentage-of-completion method. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for each contract at completion. Certain of EMCOR's electrical contracting business units measure percentage-of-completion by the percentage of labor costs incurred to date for each contract to the estimated total labor costs for such contract. Revenues from services contracts are recognized as services are provided.

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


     Also included in costs and estimated earnings on uncompleted contracts are amounts EMCOR seeks or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price, or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). These amounts are recorded at their estimated net realizable value when realization is probable and can be reasonably estimated. No profit is recognized on the construction costs incurred in connection with these amounts. Unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded unapproved change orders may be made in the near-term. Claims made by EMCOR involve negotiation and, in certain cases, litigation. EMCOR expenses litigation costs as incurred, although it may seek to recover these costs as part of its claim. EMCOR believes that it has established legal basis for pursuing recovery of recorded claims, and it is management's intention to pursue and litigate these claims, if necessary, until a decision or settlement is reached. Claims also involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded claims may be made in the near-term. Claims against EMCOR are recognized when a loss is considered probable and amounts are reasonably determinable.


     Costs and estimated earnings on uncompleted contracts and related amounts billed as of December 31, 2001 and 2000 were as follows (in thousands):

                                                         2001           2000
                                                      ----------     ----------
Costs incurred on uncompleted contracts ..........    $4,779,515     $5,552,430
Estimated earnings ...............................       485,394        403,416
                                                      ----------     ----------
                                                       5,264,909      5,955,846
Less: billings to date ...........................     5,362,802      6,112,702
                                                      ----------     ----------
                                                      $  (97,893)    $ (156,856)
                                                      ==========     ==========

     Such amounts were included in the accompanying Consolidated Balance Sheets at December 31, 2001 and 2000 under the following captions (in thousands):

                                                          2001           2000
                                                       ---------      ---------
Costs and estimated earnings in excess
  of billings on uncompleted contracts ...........     $ 221,272      $ 158,073
Billings in excess of costs and estimated
  earnings on uncompleted contracts ..............      (319,165)      (314,929)
                                                       ---------      ---------
                                                       $ (97,893)     $(156,856)
                                                       =========      =========


     As of December 31, 2001, costs and estimated earnings in excess of billings on uncompleted contracts included unbilled revenues for unapproved change orders of approximately $48.4 million and claims of approximately $51.7 million. In addition, accounts receivable as of December 31, 2001 include claims and contractually billed amounts related to such contracts of approximately $40.6 million. Generally, contractually billed amounts will not be paid by the customer to EMCOR until final resolution of related claims.


CLASSIFICATION OF CONTRACT AMOUNTS

     In accordance with industry practice, EMCOR classifies as current all assets and liabilities related to the performance of long-term contracts. The contracting cycle for certain long-term contracts may extend beyond one year and, accordingly, collection or payment of amounts related to these contracts may extend beyond one year. Accounts receivable at December 31, 2001 and 2000 included $138.6 million and $160.9 million, respectively, of retainage billed under terms of the contracts. EMCOR estimates that approximately 75% of retainage recorded at December 31, 2001 will be collected during 2002.

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

INVENTORIES

     Inventories, which consist primarily of construction materials, are stated at the lower of cost or market. Cost is determined principally using the average cost method.

INVESTMENTS, NOTES AND OTHER LONG-TERM RECEIVABLES

     Investments, notes and other long-term receivables at December 31, 2001 were $16.8 million compared to $10.4 million at December 31, 2000, and primarily consist of investments in joint ventures accounted for using the equity method of accounting.

PROPERTY, PLANT AND EQUIPMENT


     Property, plant and equipment is stated at cost. Depreciation is recorded principally using the straight-line method over estimated useful lives ranging from 3 to 40 years. As events and circumstances indicate, EMCOR reviews the carrying amount of property, plant and equipment for impairment. In performing the review for recoverability, long-lived assets are assessed for possible impairment by comparing their carrying values to their undiscounted net pre-tax cash flows expected to result from the use of the asset. Impaired assets are written down to their fair values, generally their discounted cash flows. Through December 31, 2001, no adjustment for the impairment of Property, plant and equipment carrying value has been required.


     Property, plant and equipment in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2001 and 2000 (in thousands):


                                                           2001          2000
                                                        ---------      --------
Machinery and equipment ...........................     $  54,225      $ 45,042
Furniture and fixtures ............................        22,858        16,905
Land, buildings and leasehold improvements ........        28,016        24,740
                                                        ---------      --------
                                                          105,099        86,687
Accumulated depreciation and amortization .........       (62,551)      (47,728)
                                                        ---------      --------
                                                        $  42,548      $ 38,959
                                                        =========      ========


GOODWILL

     Goodwill at December 31, 2001 and 2000, was approximately $56.0 million and $67.6 million, respectively, and reflects the excess of cost over fair market value of net identifiable assets of companies acquired in purchase transactions. Goodwill is being amortized using the straight-line method over periods ranging from 5 to 20 years.

     At the end of each quarter, EMCOR reviews events and changes in circumstances to determine whether the recoverability of the carrying value of goodwill should be reassessed. Should events or circumstances indicate that the carrying value may not be recoverable based on undiscounted future cash flows, an impairment loss measured by the difference between the discounted future cash flows (or another acceptable method for determining fair value) and the carrying value of goodwill would be recognized by EMCOR. Through December 31, 2001, no adjustment for the impairment of goodwill carrying value has been required. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets". For a further discussion of this new standard, please refer to the subheading "New Accounting Pronouncements" under this note B.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

INSURANCE RESERVES

     EMCOR's insurance liability is determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. At December 31, 2001 and 2000, the estimated current portion of the discounted insurance liability was included in "Other accrued expenses and liabilities" in the accompanying Consolidated Balance Sheets. The non-current portion of the discounted insurance liability was included in "Other long-term obligations", and at December 31, 2001 and 2000 was $66.0 million and $53.7 million, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     EMCOR's financial instruments include accounts receivable, investments, notes and other long-term receivables, long-term debt and other financing commitments, for which carrying values approximate their fair values.


     During the second quarter of 2001, EMCOR called its $115.0 million 5.75% Convertible Subordinated Notes for redemption. All of the Convertible Subordinated Notes were converted, net of related deferred financing costs, into approximately 4.2 million shares of EMCOR common stock.


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


     As of December 31, 2001, EMCOR did not have any forward contracts in effect, and forward contracts in effect during 2000 were not material to the Consolidated Financial Statements.


VALUATION OF STOCK OPTION GRANTS

     EMCOR accounts for its stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). See Note I for pro forma information relating to treatment of EMCOR's stock options under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

NEW ACCOUNTING PRONOUNCEMENTS


     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS 141 was effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. The annual reduction in expense due to the discontinuance of goodwill amortization beginning in 2002 should be approximately $3.4 million to $4.4 million. SFAS 142 is effective for fiscal years beginning after December 15, 2001. All companies have six months subsequent to the date of adoption to complete the initial goodwill impairment test. EMCOR has not yet determined any further impact SFAS 142 will have on its existing goodwill.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)


     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model, based on the framework established in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS 121. This statement also supercedes the accounting reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," ("APB 30") for the disposal of a segment of a business. The provisions of SFAS No. 144 are effective for the fiscal years beginning after December 15, 2001. EMCOR believes that the adoption of SFAS 144 will not have a material impact on its results of operations, financial position or cash flows.


NOTE C--ACQUISITIONS OF BUSINESSES


     During 2001 and 2000, EMCOR paid additional consideration by reason of earn-outs for prior year acquisitions of an aggregate of $6.2 million and $4.2 million in cash, respectively. The purchase price of certain acquisitions is subject to finalization based on certain contingencies provided for in the purchase agreements. These acquisitions were accounted for by the purchase method, and the purchase price has been allocated to the assets acquired and liabilities assumed, based upon the estimated fair values of these assets and liabilities at the dates of acquisition. Goodwill, representing the excess purchase price over the fair value of amounts assigned to the net tangible assets acquired, was $56.0 million and $67.6 million at December 31, 2001 and 2000, respectively, and is being amortized over periods of 5 to 20 years. Amortization expense for the years ended December 31, 2001, 2000 and 1999 was $5.5, $4.6 million and $3.4 million, respectively. Goodwill was reduced by $12.3 million during 2001 due to the realization of operating loss carryforwards and other deferred tax attributes related to acquisitions. The pro forma effect on EMCOR's revenues, net income and earnings per share for 1999, as though the acquisitions occurred as of January 1, was not material.


NOTE D--EARNINGS PER SHARE

     The following tables summarize EMCOR's calculation of Basic and Diluted Earnings per Share ("EPS") for the years ended December 31, 2001, 2000 and 1999:

                                                                          PER
                                               INCOME        SHARES      SHARE
2001                                         (NUMERATOR)  (DENOMINATOR)  AMOUNT
----                                         -----------   ----------   --------
BASIC EPS
Income available to common stockholders ...  $50,012,000   12,948,230      $3.86
                                                                           =====
EFFECT OF DILUTIVE SECURITIES:
Convertible Subordinated Notes,
  including assumed interest
  savings, net of tax .....................    1,735,395    1,820,273
Options ...................................           --      471,705
Warrants ..................................           --           --
                                             -----------   ----------
DILUTED EPS ...............................  $51,747,395   15,240,208      $3.40
                                             ===========   ==========      =====

                                                                          PER
                                               INCOME        SHARES      SHARE
2000                                         (NUMERATOR)  (DENOMINATOR)  AMOUNT
----                                         -----------   ----------   --------
BASIC EPS
Income available to common stockholders ...  $40,089,000   10,440,089      $3.84
                                                                           =====
EFFECT OF DILUTIVE SECURITIES:
Convertible Subordinated Notes,
  including assumed interest
  savings, net of tax .....................    3,967,500    4,206,291
Options ...................................           --      297,306
Warrants ..................................           --           --
                                             -----------   ----------
DILUTED EPS ...............................  $44,056,500   14,943,686      $2.95
                                             ===========   ==========      =====

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE D--EARNINGS PER SHARE -- (CONTINUED)
                                                                          PER
                                               INCOME        SHARES      SHARE
1999                                         (NUMERATOR)  (DENOMINATOR)  AMOUNT
----                                         -----------   ----------   --------
BASIC EPS
Income available to common stockholders ...  $27,821,000    9,732,930      $2.86
                                                                           =====
EFFECT OF DILUTIVE SECURITIES:
Convertible Subordinated Notes, including
  assumed interest savings, net of tax ....    4,099,750    4,206,291
Options ...................................           --      245,893
Warrants ..................................           --      259,708
                                             -----------   ----------
DILUTED EPS ...............................  $31,920,750   14,444,822      $2.21
                                             ===========   ==========      =====

     The number of EMCOR's options granted, which were excluded from the computation of Diluted EPS for the years ended December 31, 2001, 2000 and 1999 because they would be antidilutive, were 210,100, 37,000 and 211,720, respectively.

NOTE E--CURRENT DEBT

1998 CREDIT FACILITY


     On December 22, 1998, EMCOR restated its June 19, 1996 credit facility; the amended credit facility provides EMCOR with a credit facility for borrowings of up to $150.0 million. The amended credit facility, which has an expiration date of June 30, 2003, is guaranteed by certain direct and indirect subsidiaries of EMCOR. The amended credit facility is secured by substantially all of the assets of EMCOR and most of its subsidiaries, and it provides for borrowing capacity available in the form of revolving loans and/or letters of credit. The amended credit facility contains various covenants, including, among other things, maintenance of certain financial ratios and significant restrictions with respect to cumulative aggregate payments for dividends, common stock repurchases, investments, acquisitions, indebtedness, capital expenditures, and prepayments of subordinated debt, all as set forth therein. The annual facility fee is 0.25% per $1,000 of the total credit facility. The revolving loans bear interest at (1) a rate which is the prime commercial lending rate announced by Harris Trust and Savings Bank from time to time (4.75% at December 31, 2001) plus 0% to 0.5%, based on certain financial tests or (2) a LIBOR rate (2.04% at December 31, 2001) plus 1.25% to 2.0% based on certain financial tests. The interest rates in effect at December 31, 2001 were 4.75% and 3.29%, respectively. Letters of credit fees issued under the credit facility ranging from 0.5% to 2.0% are charged based on type of letters of credit issued and certain financial tests. As of December 31, 2001 and 2000, EMCOR had approximately $20.5 million and $12.1 million of letters of credit outstanding, respectively. No revolving loans were outstanding under the 1998 Credit Facility at December 31, 2001 or 2000.


FOREIGN BORROWINGS


     In December 2000, EMCOR's Canadian subsidiary, Comstock Canada Ltd., renewed a credit agreement with a bank providing for an overdraft facility of up to Cdn. $0.5 million. The facility is secured by a standby letter of credit and provides for interest at the bank's prime rate which was 4.0% at December 31, 2001. There were no borrowings outstanding under this credit agreement at December 31, 2001 or 2000.


NOTE F--LONG-TERM DEBT

     Long-term debt in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2001 and 2000 (in thousands):

                                                                2001       2000
                                                              -------   --------
Convertible Subordinated Notes at 5.75% due 2005 ..........   $    --   $115,000
Note Payable at 3.0%, due 2002 ............................       573         --
Capitalized Lease Obligations at weighted average
  interest rates from 3.1% to  11.6%,
  payable in varying amounts through 2006 .................       249        573
Other, at weighted average interest rates of
  approximately 10.0%, payable in varying
  amounts through 2016 ....................................       973      1,056
                                                              -------   --------
                                                                1,795    116,629
  Less: current maturities ................................       947        751
                                                              -------   --------
                                                              $   848   $115,878
                                                              =======   ========

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE F--LONG-TERM DEBT -- (CONTINUED)

CONVERTIBLE SUBORDINATED NOTES

     In March 1998, EMCOR sold, pursuant to an underwritten public offering, $115.0 million principal amount of 5.75% Convertible Subordinated Notes. During the second quarter of 2001, EMCOR called its $115.0 million 5.75% Convertible Subordinated Notes for redemption. All of the Convertible Subordinated Notes were converted, net of related deferred financing costs, into approximately 4.2 million shares of EMCOR common stock.

CAPITALIZED LEASE OBLIGATIONS

     See Note K in the Notes to Consolidated Financial Statements.

OTHER LONG-TERM DEBT


     Other long-term debt consists primarily of loans for real estate, office equipment, automobiles and building improvements. As of December 31, 2001 and 2000, respectively, other long-term debt totaling $1.6 million and $1.1 million was owed by certain of EMCOR's subsidiaries. The aggregate amount of other long-term debt maturing during the next five years is approximately $0.9 million in 2002, $0.2 million in 2003, $0.1 million in each of 2004, 2005 and 2006, and $0.2 million thereafter.

NOTE G--INCOME TAXES

     EMCOR files a consolidated federal income tax return including all its U.S. subsidiaries. At December 31, 2001, EMCOR had net operating loss carryforwards ("NOLs") for U.S. income tax purposes of approximately $3.3 million, which expire in the year 2018. The NOLs are subject to review by the Internal Revenue Service.


     EMCOR adopted Fresh-Start Accounting in connection with EMCOR's bankruptcy reorganization in December 1994. As a result, the tax benefit of any net operating loss carryforwards or net deductible temporary differences which existed as of December 15, 1994 will result in a charge to the tax provision (provision in lieu of income taxes) and a credit to Capital surplus. Amounts credited to capital surplus were $21.4 million, $24.4 million and $15.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     The income tax provision in the accompanying Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999 consisted of the following (in thousands):

                                                  2001       2000       1999
                                                 -------    -------    -------
Current:
  Federal ....................................   $ 5,274    $ 1,364    $   872
  State and local ............................     7,049      3,394      2,510
  Foreign ....................................     1,989      1,180      1,730
                                                 -------    -------    -------
                                                  14,312      5,938      5,112
                                                 -------    -------    -------
  Deferred ...................................     3,725      1,138      1,100
                                                 -------    -------    -------
Provision in lieu of income taxes ............    21,425     24,422     15,645
                                                 -------    -------    -------
                                                 $39,462    $31,498    $21,857
                                                 =======    =======    =======

     Factors accounting for the variation from U.S. statutory income tax rates relating to continuing operations for the years ended December 31, 2001, 2000 and 1999 were as follows (in thousands):

                                                  2001       2000       1999
                                                 -------    -------    -------
Federal income taxes at the statutory rate ...   $31,316    $25,055    $17,387
State and local income taxes, net of
  federal tax benefits .......................     5,376      3,894      2,990
Foreign income taxes .........................        68        890        271
Goodwill and other non-deductible expenses ...     2,088      1,771      1,336
Other ........................................       614       (112)      (127)
                                                 -------    -------    -------
                                                 $39,462    $31,498    $21,857
                                                 =======    =======    =======

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE G--INCOME TAXES -- (CONTINUED)


     The components of the net deferred income tax asset are included in "Prepaid expenses and other" and "Other assets" at December 31, 2001 and the net deferred income tax liability is included in "Other accrued expenses and liabilities" at December 31, 2000 in the accompanying Consolidated Balance Sheets. The amounts recorded for the years ended December 31, 2001, and 2000 were as follows (in thousands):

                                                             2001        2000
                                                           --------    --------
Deferred income tax assets:
Net operating loss carryforwards .......................   $  1,166    $ 16,257
Excess of amounts expensed for financial
  statement purposes over amounts deducted
  for income tax purposes ..............................     61,931      49,900
Other ..................................................         --       6,403
                                                           --------    --------
Total deferred income tax assets .......................     63,097      72,560
Valuation allowance for deferred tax assets ............    (21,805)    (68,787)
                                                           --------    --------
Net deferred income tax assets .........................     41,292       3,773
                                                           --------    --------
Deferred income tax liabilities:
Costs capitalized for financial statement
  purposes and deducted for income tax purposes ........    (15,790)     (7,885)
                                                           --------    --------
Total deferred income tax liabilities ..................    (15,790)     (7,885)
                                                           --------    --------
Net deferred income tax asset (liability) ..............   $ 25,502    $ (4,112)
                                                           ========    ========


     Income before income taxes for the years ended December 31, 2001, 2000, and 1999 consisted of the following (in thousands):

                                                  2001        2000        1999
                                                --------    --------    --------
United States ..............................    $ 79,699    $ 59,105    $ 42,714
Foreign ....................................       9,775      12,482       6,964
                                                --------    --------    --------
                                                $ 89,474    $ 71,587    $ 49,678
                                                ========    ========    ========

NOTE H--COMMON STOCK

     As part of a program previously authorized by the Board of Directors, EMCOR purchased 174,100 and 957,900 shares of its common stock during 1999 and 1998, respectively. The aggregate amount of $16.8 million paid for those shares has been classified as "Treasury stock, at cost" in the Consolidated Balance Sheet at December 31, 2001. EMCOR management is authorized to repurchase up to $20.0 million of EMCOR's common stock under this program.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE I--STOCK OPTIONS AND WARRANTS


     EMCOR has stock option plans and programs under which employees receive stock options and a stock bonus plan for executives pursuant to which they receive restricted stock units. EMCOR also has stock option plans and restricted stock plans under which outside directors may receive stock options or shares of common stock. A summary of certain terms of the grants under the stock option plans and programs and stock plans are as follows:

                                                   AUTHORIZED                                                     EXERCISE
                                                     SHARES               VESTING           EXPIRATION      PRICE/VALUATION DATE
                                                   ----------             -------           ----------      ---------------------
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
  "1997 Directors' Stock Plan")                                                             grant date         of common stock
                                                                                                              on grant date (3)

Executive Stock Bonus Plan                           220,000        100% on grant date    Ten years from      Fair market value
  ("ESBP")                                                                                  grant date         of common stock
                                                                                                                on grant date

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

----------
(1) At the election of an individual serving as a Director, the individual may elect to receive one-third, two-thirds or all of their retainer for a calendar year in the form of stock options. Such options vest quarterly over the calendar year. In addition, the individual will receive additional stock options equal to the product of 0.5 times the amount of stock options otherwise issued as a result of his election.

(2) At the election of an individual serving as a Director, the individual may elect to receive one-third, two-thirds or all of their retainer for a calendar year in the form of deferred stock units equal in value to the retainer. In addition, the individual will receive additional deferred stock units equal to 0.2 times the amount of deferred stock units otherwise issued as a result of his election. Following termination of Board service, the director receives shares of common stock equal to the number of deferred stock units.

(3) Generally, the grant date is the first business day of a calendar year for individuals who are serving as Directors as of such date.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE I--STOCK OPTIONS AND WARRANTS -- (CONTINUED)

     The following table summarizes EMCOR's stock option and stock bonus plan activity since December 31, 1998:

                                                                                                      1997 DIRECTORS' STOCK
                                             1994 PLAN                     1995 PLAN                       OPTION PLAN
                                    --------------------------      -------------------------      --------------------------
                                                    WEIGHTED                         WEIGHTED                        WEIGHTED
                                                    AVERAGE                          AVERAGE                         AVERAGE
                                    SHARES           PRICE           SHARES           PRICE          SHARES           PRICE
                                    -------         --------        --------         --------       --------         --------
Balance, December 31, 1998 ....     721,701          $10.44           85,500         $13.24           35,785          $19.94
  Granted .....................          --              --           18,000         $22.13           40,968          $16.19
  Forfeited ...................          --              --               --             --               --              --
  Exercised ...................     (16,933)         $ 9.13          (10,500)        $ 6.34               --              --
                                    -------                         --------                        --------
Balance, December 31, 1999 ....     704,768          $10.47           93,000         $15.74           76,753          $17.94
  Granted .....................          --              --           18,000         $27.13           45,612          $17.56
  Forfeited ...................          --              --               --             --               --              --
  Exercised ...................     (23,001)         $ 7.54          (10,500)        $ 6.34           (6,828)         $16.19
                                    -------                         --------                        --------
Balance, December 31, 2000 ....     681,767          $10.57          100,500         $18.76          115,537          $17.89
  Granted .....................          --              --           18,000         $42.30           31,950          $25.44
  Forfeited ...................          --              --               --             --               --              --
  Exercised ...................     (97,366)         $14.56          (15,000)        $15.09           (7,602)         $17.56
                                    -------                         --------                        --------
Balance, December 31, 2001 ....     584,401          $ 9.90          103,500         $23.39          139,885          $19.64
                                    =======                         ========                        ========

                                       1997 DIRECTORS' STOCK                                           OTHER STOCK OPTION
                                               PLAN                            ESBP                           GRANTS
                                    --------------------------      -------------------------       -------------------------
                                                    WEIGHTED                         WEIGHTED                        WEIGHTED
                                                    AVERAGE                          AVERAGE                         AVERAGE
                                    SHARES           PRICE           SHARES           PRICE          SHARES           PRICE
                                    -------         --------        --------         --------       --------         --------
Balance, December 31, 1998 ....       1,800          $20.00               --             --               --              --
  Granted .....................         330          $19.63               --             --          315,000          $18.49
  Forfeited ...................          --              --               --             --               --              --
  Exercised ...................      (1,200)         $20.00               --             --               --              --
                                    -------                         --------                        --------
Balance, December 31, 1999 ....         930          $19.87               --             --          315,000          $18.49
  Granted .....................          --              --               --             --           94,000          $18.44
  Forfeited ...................          --              --               --             --               --              --
  Exercised ...................        (600)         $20.00               --             --           (2,000)         $16.50
                                    -------                         --------                        --------
Balance, December 31, 2000 ....         330          $19.63               --             --          407,000          $18.49
  Granted .....................          --              --           56,707         $21.62          262,100          $37.36
  Forfeited ...................          --              --               --             --               --              --
  Exercised ...................          --              --               --             --          (16,666)         $17.28
                                    -------                         --------                        --------
Balance, December 31, 2001 ....         330          $19.63           56,707         $21.62          652,434          $26.10
                                    =======                         ========                        ========


     At December 31, 2001, 2000 and 1999, approximately 1,271,000, 1,005,000 and
943,000 options were exercisable, respectively. The weighted average exercise price of exercisable options at December 31, 2001, 2000 and 1999 was approximately $18.18, $12.77 and $12.28, respectively.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE I--STOCK OPTIONS AND WARRANTS -- (CONTINUED)

     The following table summarizes information about EMCOR's stock options at December 31, 2001:

                                       OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                               ----------------------------------        -----------------------------
   RANGE OF                    WEIGHTED-AVERAGE  WEIGHTED-AVERAGE                     WEIGHTED-AVERAGE
EXERCISE PRICE     NUMBER       REMAINING LIFE    EXERCISE PRICE         NUMBER        EXERCISE PRICE
--------------     ------      ----------------  ----------------        ------       ----------------

  $4.75-$5.13      397,400        3.26 Years           $4.94             397,400           $ 4.94

     $9.38          3,000         3.88 Years           $9.38              3,000            $ 9.38

 $14.13-$20.00     710,766        6.36 Years          $18.69             548,435           $18.45

 $20.38-$22.13     96,041         8.44 Years          $21.71             83,375            $21.67

 $25.44-$27.13     119,950        8.94 Years          $25.69             49,950            $26.05

 $41.70-$42.30     210,100        9.92 Years          $41.75             189,100           $41.76

     The weighted average fair value of options granted during 2001, 2000 and 1999 were $30.02, $19.18 and $18.41, respectively.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999: risk-free interest rates of 4.1% to 6.6% (representing the risk-free interest rate at the date of the grant); expected dividend yields of zero percent; expected terms of 3.3 to 3.9 years; and expected volatility of 83.5%, 71.2%, 73.6% and 87.3% for options granted during 2001, 2000, 1999 and 1998, respectively.


     EMCOR applies APB 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized in the accompanying Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999 for stock options granted during those years, as EMCOR grants stock options at fair market value. Had compensation cost for these options been determined consistent with SFAS 123, EMCOR's net income, Basic EPS and Diluted EPS would have been reduced from the following as reported amounts to the following pro forma amounts (in thousands, except per share amounts):


                                                  2001       2000        1999
                                                 -------    -------     -------
Net income:
  As reported ................................   $50,012    $40,089     $27,821
  Pro forma ..................................   $45,240    $37,204     $25,597
Basic EPS:
  As reported ................................   $  3.86    $  3.84     $  2.86
  Pro forma ..................................   $  3.49    $  3.56     $  2.63
Diluted EPS:
  As reported ................................   $  3.40    $  2.95     $  2.21
  Pro forma ..................................   $  3.08    $  2.76     $  2.06

WARRANTS


     Pursuant to EMCOR's bankruptcy reorganization, when it was formerly known as JWP, Inc., EMCOR issued to the holders of $7,040,000 principal amount of its pre-bankruptcy petition 7.75% convertible subordinated debentures and $9,600,000 principal amounts of its pre-bankruptcy petition 12.0% Subordinated Notes, their pro rata share of each of two series of five-year Warrants to purchase shares of Common Stock, namely Series X Warrants and Series Y Warrants, with an exercise price of $12.55 per share and $17.55 per share, respectively. In addition, approximately 28,000 Series X Warrants and 28,000 Series Y Warrants, were issued to Belmont Capital Partners II, L. P. as a portion of additional interest under a debtor-in-possession credit facility. During 1999, 600,603 Series X and 141,944 Series Y Warrants were exercised. All unexercised Series X and Series Y Warrants expired on December 15, 1999.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE J--RETIREMENT PLANS

     EMCOR's United Kingdom subsidiary has a defined benefit pension plan covering substantially all eligible employees. The benefits under the plan are based on wages and years of service with the subsidiary. EMCOR's policy is to fund the minimum amount required by law.

     The change in benefit obligation and plan assets for the years ended December 31, 2001 and 2000 consisted of the following components (in thousands):


                                                            2001         2000
                                                         ---------    ---------
CHANGE IN PENSION BENEFIT OBLIGATION
Benefit obligation at beginning of year ..............   $ 101,488    $  97,217
Service cost .........................................       5,693        6,028
Interest cost ........................................       6,083        5,553
Plan participant's contributions .....................       2,943        2,529
Actuarial gain .......................................          89        1,747
Benefits paid ........................................      (3,176)      (4,209)
Foreign currency exchange rate changes ...............      (2,522)      (7,377)
                                                         ---------    ---------
  Benefit obligation at end of year ..................   $ 110,598    $ 101,488
                                                         ---------    ---------
CHANGE IN PENSION PLAN ASSETS
Fair value of plan assets at beginning of year .......   $  95,882    $ 101,247
Actual return on plan assets .........................     (10,322)      (1,359)
Employer contributions ...............................       6,108        5,357
Plan participants' contributions .....................       2,943        2,529
Benefits paid ........................................      (3,176)      (4,209)
Foreign currency exchange rate changes ...............      (2,382)      (7,683)
                                                         ---------    ---------
  Fair values of plan assets at end of year ..........   $  89,053    $  95,882
                                                         ---------    ---------

Funded status ........................................   $ (21,545)   $  (5,606)
Unrecognized transition amount .......................        (199)        (278)
Unrecognized prior service cost ......................         331          409
Unrecognized losses/(gains) ..........................      21,441        4,433
                                                         ---------    ---------
  Net amount recognized ..............................   $      28    $  (1,042)
                                                         =========    =========
AMOUNTS RECOGNIZED IN THE CONSOLIDATED
  FINANCIAL STATEMENTS
Employer contributions ...............................   $   6,108    $   5,357
Net periodic pension benefit cost ....................      (5,064)      (4,391)
Accrued pension cost brought forward .................      (1,042)      (2,173)
Foreign currency exchange rate changes ...............          26          165
                                                         ---------    ---------
  Net amount recognized as accrued
  pension asset (liability) ..........................   $      28    $  (1,042)
                                                         =========    =========


     The assumptions used as of December 31, 2001, 2000 and 1999 in determining pension cost and liability shown above were as follows:

                                                         2001     2000     1999
                                                         ----     ----     ----
Discount rate .......................................    6.0%     6.0%     6.0%
Annual rate of salary provision .....................    4.0%     4.0%     4.0%
Annual rate of return on plan assets ................    7.0%     7.0%     7.5%

     For measurement purposes, a 2.5% annual rate of increase in the per capita cost of covered pension benefits was assumed for 2001 and 2000.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE J--RETIREMENT PLANS -- (CONTINUED)

     The components of net periodic pension benefit cost for the years ended December 31, 2001, 2000 and 1999 were as follows (in thousands):

                                                    2001       2000        1999
                                                 -------   --------    --------
Service cost .................................   $ 5,693   $  6,028    $  6,285
Interest cost ................................     6,083      5,553       5,243
Expected return on plan assets ...............    (6,781)     1,359     (17,810)
Net amortization of prior service cost
  and actuarial (gain)/loss ..................        69     (8,549)     11,690
                                                 -------   --------    --------
Net periodic pension benefit cost ............   $ 5,064   $  4,391    $  5,408
                                                 =======   ========    ========


     EMCOR contributes to various union defined contribution pension funds based upon wages paid to union employees of EMCOR. Such contributions approximated $92.0 million, $88.9 million and $71.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     EMCOR has a defined  contribution  retirement  plan  that  covers  its U.S.
non-union eligible employees. Contributions to this plan are based on a percentage of the employee's base compensation. The expense recognized for the years ended December 31, 2001, 2000 and 1999 for the defined contribution plan was $3.2 million, $2.9 million and $2.2 million, respectively.


NOTE K--COMMITMENTS AND CONTINGENCIES

     EMCOR and its subsidiaries lease land, buildings and equipment under various leases. The leases frequently include renewal options and require EMCOR to pay for utilities, taxes, insurance and maintenance expenses.

     Future minimum payments, by year and in the aggregate, under capital leases, non-cancelable operating leases and related sub-leases with initial or remaining terms of one or more years at December 31, 2001 were as follows (in thousands):

                                                 CAPITAL   OPERATING    SUBLEASE
                                                  LEASE      LEASE       INCOME
                                                 ------     -------      ------
2002 ..........................................   $ 121     $25,138       $ 637
2003 ..........................................      98      19,721         647
2004 ..........................................      34      15,080         546
2005 ..........................................       8       9,741         389
2006 ..........................................       6       5,581         355
Thereafter ....................................      --       7,708       1,457
                                                 ------     -------      ------
Total minimum lease payments ..................     267     $82,969      $4,031
                                                            =======      ======
Amounts representing interest .................     (18)
                                                  -----
Present value of net minimum lease payments ...   $ 249
                                                  =====

     Rent expense for the years ended December 31, 2001, 2000 and 1999 was $28.5 million, $25.4 million and $15.1 million, respectively. Rent expense for the years ended December 31, 2001, 2000 and 1999 included sublease rental income of $0.7 million, $0.6 million and $0.7 million, respectively.


     EMCOR has employment agreements for a fixed term with its executive officers and certain management personnel. The employment agreements with executive officers may be terminated by the executive or EMCOR but if terminated by EMCOR, the agreements provide for severance benefits. Certain of the agreements provide the executives with certain additional rights if a change of control (as defined) of EMCOR occurs.

     EMCOR is contingently liable to sureties in respect of performance and payment bonds issued by sureties in connection with certain contracts entered into by EMCOR's subsidiaries in the normal course of their business. EMCOR has agreed to indemnify the sureties for any payments made by them in respect of such bonds.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE K--COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

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


     A subsidiary of EMCOR has guaranteed indebtedness of a venture in which it has a 40% interest; the other venture partner, Baltimore Gas and Electric, has a 60% interest. The venture designs, constructs, owns, operates, leases and maintains facilities to produce chilled water for sale to customers for use in cooling. These guarantees are not expected to have a material adverse effect on EMCOR's financial position or results of operations. Under one guarantee, each of the venturers is jointly and severally liable for the venture's $25.0 million borrowing due December 2031. The other guarantee is related to the venture's $50.0 million revolving credit facility expiring September 2002, under which guarantee EMCOR's subsidiary could be responsible for 40% of the indebtedness.

     Pursuant to EMCOR's bankruptcy reorganization, when it was formerly known as JWP, Inc., a wholly-owned subsidiary SellCo Corporation ("SellCo") issued approximately $48.1 million principal amount of 12.0% Subordinated Contingent Payments Notes, due 2004, (the "SellCo Notes"). Interest is payable semiannually in additional SellCo Notes. Net Cash Proceeds (as defined in the Indenture pursuant to which the SellCo Notes were issued) from the sales of stock or assets of SellCo subsidiaries were to be used to redeem SellCo Notes. The SellCo Notes are not obligations of EMCOR and, accordingly, are not included in the accompanying Consolidated Balance Sheets as of December 31, 2001 and 2000. Since the date of issuance, approximately $23.2 million of the SellCo Notes have been redeemed with proceeds from the sale of stock and assets of SellCo subsidiaries and the prepayment by EMCOR of the Supplemental SellCo Note. The SellCo Notes mature on December 15, 2004 if not deemed canceled at an earlier date pursuant to the Indenture.


NOTE L--ADDITIONAL CASH FLOW INFORMATION


     The following presents information about cash paid for interest and income taxes and non-cash financing activities for the years ended December 31, 2001, 2000 and 1999 (in thousands):


                                                   2001      2000        1999
                                                 --------  --------    --------
Cash paid during the year for:
  Interest ...................................   $  4,195   $8,290      $9,018
  Income taxes ...............................   $  7,846   $4,039      $5,418
Non-cash financing activities:
  5.75% Convertible Subordinated Notes
    due 2005, converted into common stock ....   $115,000   $   --      $   --

NOTE M--SEGMENT INFORMATION

     EMCOR has the following reportable segments: United States electrical construction and facilities services, United States mechanical construction and facilities services, United States other services, Canada construction and facilities services, United Kingdom construction and facilities services and Other international construction and facilities services. The segments (i) United States other services primarily represents those operations which principally provide consulting and maintenance services and (ii) Other international construction and facilities services represents EMCOR's operations outside of the United States, Canada, and the United Kingdom, primarily in South Africa, the Middle East and Europe, performing electrical construction, mechanical construction and facilities services.

     The following presents information about industry segments and geographic areas for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                                                         2001         2000         1999
                                                                      ----------   ----------   ----------
Revenues from unrelated entities:
  United States electrical construction and facilities services ...   $1,334,674   $1,350,716   $  993,073
  United States mechanical construction and facilities services ...    1,202,078    1,262,006    1,067,063
  United States other services ....................................      209,721      163,936       82,814
                                                                      ----------   ----------   ----------
  Total United States operations ..................................    2,746,473    2,776,658    2,142,950
  Canada construction and facilities services .....................      198,221      236,961      196,694
  United Kingdom construction and facilities services .............      463,560      446,251      553,654
  Other international construction and facilities services ........       11,600          334          664
                                                                      ----------   ----------   ----------
  Total worldwide operations ......................................   $3,419,854   $3,460,204   $2,893,962
                                                                      ==========   ==========   ==========

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE M--SEGMENT INFORMATION -- (CONTINUED)


                                                                                     2001               2000               1999
                                                                                  -----------        -----------        -----------
Total revenues:
  United States electrical construction and facilities services ..............    $ 1,371,188        $ 1,373,977        $ 1,000,234
  United States mechanical construction and facilities services ..............      1,234,964          1,283,740          1,074,758
  United States other services ...............................................        215,458            166,759             83,411
  Less intersegment revenues .................................................        (75,137)           (47,818)           (15,453)
                                                                                  -----------        -----------        -----------
  Total United States operations .............................................      2,746,473          2,776,658          2,142,950
  Canada construction and facilities services ................................        198,221            236,961            196,694
  United Kingdom construction and facilities services ........................        463,560            446,251            553,654
  Other international construction and facilities services ...................         11,600                334                664
                                                                                  -----------        -----------        -----------
  Total worldwide operations .................................................    $ 3,419,854        $ 3,460,204        $ 2,893,962
                                                                                  ===========        ===========        ===========
Operating income (loss):
  United States electrical construction and facilities services ..............    $    75,280        $    58,644        $    38,485
  United States mechanical construction and facilities services ..............         41,408             35,914             37,957
  United States other services ...............................................         (7,163)            (5,558)            (4,532)
                                                                                  -----------        -----------        -----------
  Total United States operations .............................................        109,525             89,000             71,910
  Canada construction and facilities services ................................          2,312              5,160              3,991
  United Kingdom construction and facilities services ........................          7,170              6,026              3,208
  Other international construction and facilities services ...................         (1,220)               551               (355)
  Corporate administration ...................................................        (29,105)           (21,812)           (20,663)
                                                                                  -----------        -----------        -----------
  Total worldwide operations .................................................         88,682             78,925             58,091
Other corporate items:
  Interest expense ...........................................................         (4,795)            (9,705)           (10,520)
  Interest income ............................................................          5,587              2,367              2,107
                                                                                  -----------        -----------        -----------
  Income before taxes ........................................................    $    89,474        $    71,587        $    49,678
                                                                                  ===========        ===========        ===========
Capital expenditures:
  United States electrical construction and facilities services ..............    $     3,731        $     3,495        $     3,689
  United States mechanical construction and facilities services ..............          5,095              6,071              3,081
  United States other services ...............................................          2,022              1,867                586
                                                                                  -----------        -----------        -----------
  Total United States operations .............................................         10,848             11,433              7,356
  Canada construction and facilities services ................................          1,043              1,520                804
  United Kingdom construction and facilities services ........................          5,065              3,470              2,226
  Other international construction and facilities services ...................             --                 --                113
  Corporate administration ...................................................            983                275                238
                                                                                  -----------        -----------        -----------
  Total worldwide operations .................................................    $    17,939        $    16,698        $    10,737
                                                                                  ===========        ===========        ===========
Depreciation and amortization:
  United States electrical construction and facilities services ..............    $     3,868        $     3,485        $     3,284
  United States mechanical construction and facilities services ..............          6,655              6,130              5,424
  United States other services ...............................................          3,418              2,724              1,988
                                                                                  -----------        -----------        -----------
  Total United States operations .............................................         13,941             12,339             10,696
  Canada construction and facilities services ................................            772                836                680
  United Kingdom construction and facilities services ........................          2,858              2,858              2,550
  Other international construction and facilities services ...................             --                 --                 60
  Corporate administration ...................................................            629                 68                107
                                                                                  -----------        -----------        -----------
  Total worldwide operations .................................................    $    18,200        $    16,101        $    14,093
                                                                                  ===========        ===========        ===========


                                                                                                         2001              2000
                                                                                                     -----------        -----------
Costs and estimated earnings in excess of billings on uncompleted contracts:
  United States electrical construction and facilities services ................................     $    70,838        $    46,323
  United States mechanical construction and facilities services ................................         122,104             91,977
  United States other services .................................................................           1,184              2,540
                                                                                                     -----------        -----------
  Total United States operations ...............................................................         194,126            140,840
  Canada construction and facilities services ..................................................          13,384              9,087
  United Kingdom construction and facilities services ..........................................          13,762              8,146
  Other international construction and facilities services .....................................              --                 --
                                                                                                     -----------        -----------
  Total worldwide operations ...................................................................     $   221,272        $   158,073
                                                                                                     ===========        ===========

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE M--SEGMENT INFORMATION -- (CONTINUED)


                                                                                                               2001         2000
                                                                                                            ----------   ----------
Billings in excess of costs and estimated earnings on uncompleted contracts:
  United States electrical construction and facilities services .........................................   $  176,401   $  190,276
  United States mechanical construction and facilities services .........................................       99,267       93,491
  United States other services ..........................................................................        1,914        2,191
                                                                                                            ----------   ----------
  Total United States operations ........................................................................      277,582      285,958
  Canada construction and facilities services ...........................................................        7,217        5,835
  United Kingdom construction and facilities services ...................................................       34,236       23,136
  Other international construction and facilities services ..............................................          130           --
                                                                                                            ----------   ----------
  Total worldwide operations ............................................................................   $  319,165   $  314,929
                                                                                                            ==========   ==========
Long-lived assets:
  United States electrical construction and facilities services .........................................   $   13,083   $   10,867
  United States mechanical construction and facilities services .........................................       66,738       71,427
  United States other services ..........................................................................       22,394       23,842
                                                                                                            ----------   ----------
  Total United States operations ........................................................................      102,215      106,136
  Canada construction and facilities services ...........................................................        4,365        4,553
  United Kingdom construction and facilities services ...................................................        8,485        7,761
  Other international construction and facilities services ..............................................        3,384        3,649
  Corporate administration ..............................................................................        1,623        1,004
                                                                                                            ----------   ----------
  Total worldwide operations ............................................................................   $  120,072   $  123,103
                                                                                                            ==========   ==========
Total assets:
  United States electrical construction and facilities services .........................................   $  417,678   $  422,647
  United States mechanical construction and facilities services .........................................      457,596      450,684
  United States other services ..........................................................................       60,965       79,323
                                                                                                            ----------   ----------
  Total United States operations ........................................................................      936,239      952,654
  Canada construction and facilities services ...........................................................       62,234       60,122
  United Kingdom construction and facilities services ...................................................      152,981      136,645
  Other international construction and facilities services ..............................................       11,497       14,181
  Corporate administration ..............................................................................      186,713       98,262
                                                                                                            ----------   ----------
  Total worldwide operations ............................................................................   $1,349,664   $1,261,864
                                                                                                            ==========   ==========


NOTE N--SELECTED UNAUDITED QUARTERLY INFORMATION
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     MARCH 31     JUNE 30      SEPT. 30     DEC. 31
                                                                                     --------     --------     --------     --------
2001 QUARTERLY RESULTS
Revenues .......................................................................     $837,555     $869,506     $848,629     $864,164
Gross profit ...................................................................     $ 80,519     $ 92,744     $100,867     $117,693
Net income .....................................................................     $  5,657     $ 11,622     $ 15,291     $ 17,442
Basic EPS ......................................................................     $   0.54     $   1.00     $   1.03     $   1.18
                                                                                     ========     ========     ========     ========
Diluted EPS ....................................................................     $   0.44     $   0.81     $   1.00     $   1.14
                                                                                     ========     ========     ========     ========
2000 QUARTERLY RESULTS
Revenues .......................................................................     $741,522     $866,850     $921,568     $930,264
Gross profit ...................................................................     $ 72,545     $ 85,343     $ 88,469     $111,460
Net income .....................................................................     $  4,930     $  9,158     $ 11,479     $ 14,522
Basic EPS ......................................................................     $   0.47     $   0.88     $   1.10     $   1.39
                                                                                     ========     ========     ========     ========
Diluted EPS ....................................................................     $   0.40     $   0.68     $   0.83     $   1.03
                                                                                     ========     ========     ========     ========

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE O--LEGAL PROCEEDINGS

     In February 1995, as part of an investigation by the New York County District Attorney's office into the business affairs of a general contractor that did business with EMCOR's subsidiary, Forest Electric Corp. ("Forest"), a search warrant was executed at Forest's executive offices. On July 12, 2000, Forest was served with a Subpoena Duces Tecum to produce certain documents as part of a broader investigation by the New York County District Attorney's office into illegal business practices in the New York City construction industry. Forest has been informed by the New York County District Attorney's office that it and certain of its officers are targets of the investigation. Forest has produced documents in response to the subpoena and intends to cooperate fully with the District Attorney's office investigation as it proceeds.

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


     In December 2001, the Company's Canadian subsidiary Comstock Canada Limited ("Comstock") commenced an action against Atomic Energy of Canada Limited ("AECL") claiming approximately Cdn. $6.0 million in connection with Comstock's work on two medical isotope nuclear reactors and associated work at AECL's facility at Chalk River, Ontario. Comstock's claim is for holdback, unpaid change requests, loss of productivity and extended duration costs. AECL has filed a defense denying Comstock's claim and counterclaimed against Comstock for Cdn. $47.0 million claiming substantial deficiencies in Comstock's work which are alleged to have resulted in the need to replace a portion of Comstock's work and installed materials and the need to reinstall various components of the reactor systems. These deficiencies are alleged to have caused a significant delay in AECL's ability to obtain the necessary certifications for operation of the systems. To date, there has been no document exchange or discovery in this litigation. The Company believes it has good and meritorious defenses to the AECL counterclaim.


     Substantial settlements or damage judgements against EMCOR arising out of these matters could have a material adverse effect on EMCOR's business, operating results and financial condition.

     In addition to the above, EMCOR is involved in other legal proceedings and claims, asserted by and against EMCOR, which have arisen in the ordinary course of business. EMCOR believes it has a number of valid defenses to these actions and EMCOR intends to vigorously defend or assert these claims and does not believe that a significant liability will result. However, EMCOR cannot predict the outcome thereof or the impact that an adverse result of the matters discussed above will have upon EMCOR's financial position or results of operations. Expenses related to the assertion of defense of claims are expensed as incurred.

NOTE P--SUBSEQUENT EVENT


     On February 11, 2002, EMCOR signed a definitive agreement with Comfort Systems USA, Inc. ("Comfort Systems") to acquire nineteen of Comfort Systems' subsidiaries. Under the terms of the agreement, EMCOR will pay Comfort Systems $186.25 million, approximately $164.25 million in cash and approximately $22.0 million by assumption of Comfort Systems notes payable to former owners of certain of the acquired companies. EMCOR will fund the acquisition through a combination of cash on hand and borrowings under its revolving credit facility. The acquisition is expected to close in the first quarter of 2002, pending customary closing conditions and regulatory approval.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of EMCOR Group, Inc.:

     We have audited the accompanying consolidated balance sheets of EMCOR Group, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows and stockholders' equity and comprehensive income for each of the three years in the period ended December 31, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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


     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP


Stamford, Connecticut
February 20, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not Applicable

                                    PART III

     The Items comprising Part III information will be filed as an amendment to this Form 10-K no later than 120 days after December 31, 2001, the end of EMCOR's fiscal year covered by this Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of EMCOR Group, Inc. and Subsidiaries are included in Part II, Item 8:

         Financial Statements:

         Consolidated Balance Sheets--December 31, 2001 and 2000

         Consolidated Statements of Operations--Years Ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Cash Flows--Years Ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Stockholders' Equity and Comprehensive Income--Years Ended December 31, 2001, 2000 and 1999

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

(b)      Reports on Form 8-K:


         No reports on Form 8-K have been filed by EMCOR during the last quarter of the year covered by this report.

                                   SCHEDULE II

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                           BALANCE AT                    ADDITIONS
                                           BEGINNING     COSTS AND      CHARGED TO                     BALANCE AT
        DESCRIPTION                         OF YEAR       EXPENSES    OTHER ACCOUNTS  DEDUCTIONS(1)   END OF YEAR
-------------------------------            ----------    ---------    --------------  ------------    -----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year Ended December 31, 2001                $36,917         2,856             --         (4,682)        $35,091
Year Ended December 31, 2000                $31,083         6,419             --           (585)        $36,917
Year Ended December 31, 1999                $24,006         5,967          5,094         (3,984)        $31,083

----------
(1) Deductions represent uncollectible balances of accounts receivable written off, net of recoveries.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

 EXHIBIT                                               INCORPORATED BY REFERENCE
   NO.                     DESCRIPTION                     TO, OR PAGE NUMBER
  ----                     -----------                 -------------------------

  2(a)   --   Disclosure Statement and Third Amended    Exhibit 2(a) to EMCOR's
              Joint Plan of Reorganization (the "Plan   Registration Statement
              of Reorganization") proposed by EMCOR     on Form 10 as originally
              Group, Inc. (formerly JWP INC.) (the      filed March 17, 1995
              "Company" or "EMCOR") and its subsidiary  (the "Form 10")
              SellCo Corporation ("SellCo"), as
              approved for dissemination by the United
              States Bankruptcy Court, Southern
              District of New York (the "Bankruptcy
              Court"), on August 22, 1994.

  2(b)   --   Modification to the Plan of               Exhibit 2(b) to Form 10
              Reorganization dated September 29, 1994

  2(c)   --   Second Modification to the Plan of        Exhibit 2(c) to Form 10
              Reorganization dated September 30, 1994

  2(d)   --   Confirmation Order of the Bankruptcy      Exhibit 2(d) to Form 10
              Court dated September 30, 1994 (the
              "Confirmation Order") confirming the
              Plan of Reorganization, as amended

  2(e)   --   Amendment to the Confirmation Order       Exhibit 2(e) to Form 10
              dated December 8, 1994

  2(f)   --   Post-confirmation modification to the     Exhibit 2(f) to Form 10
              Plan of Reorganization entered on
              December 13, 1994

3(a-1)   --   Restated Certificate of Incorporation     Exhibit 3(a-5) to
              of EMCOR filed December 15, 1994          Form 10

3(a-2)   --   Amendment dated November 28, 1995 to the  Exhibit 3(a-2) to
              Restated Certificate of Incorporation     EMCOR's Annual Report on
              of EMCOR                                  Form 10-K for the year
                                                        ended December 31, 1995
                                                        (the "1995 Form 10-K")

3(a-3)   --   Amendment dated February 12, 1998 to the  Exhibit 3(a-3) to
              Restated Certificate of Incorporation     EMCOR's Annual Report on
                                                        Form 10-K for the year
                                                        ended December 31, 1997
                                                        (the "1997 Form 10-K")

  3(b)   --   Amended and Restated By-Laws              Exhibit 3(b) to EMCOR's
                                                        Annual Report on Form
                                                        10-K for the year ended
                                                        December 31, 1998 (the
                                                        "1998 Form 10-K")

  3(c)   --   Rights Agreement dated March 3, 1997      Exhibit 1 to EMCOR's
              between EMCOR and the Bank of New York    Report on Form 8-K dated
                                                        March 3, 1997

   4.1   --   Amendment and Restatement of Credit       Exhibit 4.1 to 1998
              Agreement (the "Credit Agreement") dated Form 10-K as of December 22, 1998 among EMCOR, certain of its subsidiaries and Harris
              Trust and Savings Bank, individually and as agent, and the Lenders which are or become Parties thereto*

   4.2   --   Subordinated Indenture dated as of March  Exhibit 4(b) to EMCOR's
              18, 1998 ("Indentured") between EMCOR     Quarterly Report on Form
              and State Street Bank and Trust Company,  10-Q for the quarter
              as Trustee ("State Street Bank")          ended March 31, 1998
                                                        ("March 1998 Form 10-Q")

   4.3   --   First Supplemental Indenture dated as     Exhibit 4(c) to
              of March 18, 1998 to Indenture between    March 1998 Form 10-Q
               EMCOR and State Street Bank

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

 EXHIBIT                                               INCORPORATED BY REFERENCE
   NO.                     DESCRIPTION                     TO, OR PAGE NUMBER
  ----                     -----------                 -------------------------

   4.4   --   Indenture dated as of December 15, 1994,  Exhibit 4.4 to Form 10 between SellCo and Fleet National Bank
              of Connecticut, as trustee, in respect
              of SellCo's 12% Subordinated Contingent
              Payment Notes, Due 2004

 10(a)   --   Employment Agreement made as of January   Page
              1, 2002 between EMCOR and Frank T.
              MacInnis

 10(b)   --   Employment Agreement made as of           Page
              January 1, 2002 between EMCOR and
              Sheldon I. Cammaker

 10(c)   --   Employment Agreement made as of           Page
              January 1, 2002 between EMCOR
              and Leicle E. Chesser

 10(d)   --   Employment Agreement made as of           Page
              January 1, 2002 between EMCOR
              and Jeffrey M. Levy


 10(e)   --   Employment Agreement made as of           Page
              January 1, 2002 between EMCOR
              and R. Kevin Matz


 10(f)   --   Employment Agreement made as of           Page
              January 1, 2002 between EMCOR
              and Mark A. Pompa

10(g-1)  --   1994 Management Stock Option Plan         Exhibit 10(o) to Form 10
              ("1994 Option Plan")

10(g-2)  --   Amendment to Section 12 of the            Exhibit 10(g-2) to
              1994 Option Plan                          EMCOR's Annual Report on
                                                        Form 10-K for the year
                                                        ended December 31, 2000

10(g-3)  --   Amendment to Section 13 of the            Exhibit 10(g-3) to
              1994 Option Plan                          EMCOR's Annual Report on
                                                        Form 10-K for the year
                                                        ended December 31, 2000

10(h-1)  --   1995 Non-Employee Directors'              Exhibit 10(p) to Form 10
              Non-Qualified Stock Option Plan
              ("1995 Option Plan")

10(h-2)  --   Amendment to Section 10 of the            Exhibit 10(h-2) to
              1995 Option Plan                          EMCOR's Annual Report on
                                                        Form 10-K for the year
                                                        ended December 31, 2000

10(i-1)  --   1997 Non-Employee Directors'              Exhibit 10(k) to 1999
              Non-Qualified Stock Option Plan           Form 10-K
              ("1997 Option Plan")

10(i-2)  --   Amendment to Section 9 of the             Exhibit 10(i-2) to
              1997 Option Plan                          EMCOR's Annual Report on
                                                        Form 10-K for the year
                                                        ended December 31, 2000

 10(j)   --   1997 Stock Plan for Directors             Exhibit 10(l) to 1999
                                                        Form 10-K

10(k-1)  --   Continuity Agreement dated as             Exhibit 10(a) to EMCOR's
              of June 22, 1998 between                  Quarterly Report on Form
              Frank T. MacInnis and EMCOR               10-Q for the quarter
              ("MacInnis Continuity Agreement")         ended June 30, 1998
                                                        ("June 1998 Form 10-Q")

10(k-2)  --   Amendment dated as of May 4, 1999 to      Exhibit 10(h) to June
              MacInnis Continuity Agreement             1999 Form 10-Q

10(l-1)  --   Continuity Agreement dated as of          Exhibit 10(c) to the
              June 22, 1998 between                     June 1998 Form 10-Q
              Sheldon I. Cammaker and EMCOR
              ("Cammaker Continuity Agreement")

10(l-2)  --   Amendment dated as of May 4, 1999 to      Exhibit 10(i) to June
              Cammaker Continuity Agreement             1999 Form 10-Q

10(m-1)  --   Continuity Agreement dated as of          Exhibit 10(d) to the
              June 22, 1998 between                     June 1998 Form 10-Q
              Leicle E. Chesser and EMCOR
              ("Chesser Continuity Agreement")

10(m-2)  --   Amendment dated as of May 4, 1999 to      Exhibit 10(j) to
              Chesser Continuity Agreement              June 1999 Form 10-Q

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

 EXHIBIT                                               INCORPORATED BY REFERENCE
   NO.                     DESCRIPTION                     TO, OR PAGE NUMBER
  ----                     -----------                 -------------------------

10(n-1)  --   Continuity Agreement dated as of          Exhibit 10(b) to the
              June 22, 1998 between                     June 1998 Form 10-Q
              Jeffrey M. Levy and EMCOR
              ("Levy Continuity Agreement")

10(n-2)  --   Amendment dated as of May 4, 1999 to      Exhibit 10(l) to June
              Levy Continuity Agreement                 1999 Form 10-Q

10(o-1)  --   Continuity Agreement dated as of          Exhibit 10(f) to the
              June 22, 1998 between                     June 1998 Form 10-Q
              R. Kevin Matz and EMCOR
              ("Matz Continuity Agreement")

10(o-2)  --   Amendment dated as of May 4, 1999         Exhibit 10(m) to June
              to Matz Continuity Agreement              1999 Form 10-Q

10(p-1)  --   Continuity Agreement dated as of          Exhibit 10(g) to the
              June 22, 1998 between                     June 1998 Form 10-Q
              Mark A. Pompa and EMCOR
              ("Pompa Continuity Agreement")

10(p-2)  --   Amendment dated as of May 4, 1999 to      Exhibit 10(n) to June
              Pompa Continuity Agreement                1999 Form 10-Q

 10(q)   --   Executive Stock Bonus Plan*               Exhibit 10(r) to EMCOR's
                                                        Annual Report on Form
                                                        10-K for the year ended
                                                        December 31, 2000

    11   --   Computation of Basic EPS and Diluted EPS  Page
              for the years ended December 2001
              and 2000*

    21   --   List of Significant Subsidiaries*         Page

    23   --   Consent of Arthur Andersen LLP*           Page

----------
*Filed Herewith

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

                                    EMCOR GROUP, INC.
                                    (Registrant)


Date: February 21, 2002             by          /s/ Frank T. MacInnis
                                    -------------------------------------------
                                                    FRANK T. MACINNIS
                                         CHAIRMAN OF THE BOARD OF DIRECTORS AND
                                                 CHIEF EXECUTIVE OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON FEBRUARY 21, 2002.


           /s/ Frank T. MacInnis          Chairman of the Board of Directors and
       ---------------------------
             Frank T. MacInnis                    Chief Executive Officer

          /s/ Stephen W. Bershad                         Director
       ---------------------------
            Stephen W. Bershad

           /s/ David A. B. Brown                         Director
       ---------------------------
             David A. B. Brown

           /s/ Albert Fried, Jr.                         Director
       ---------------------------
             Albert Fried, Jr.

         /s/ Richard F. Hamm, Jr.                        Director
       ---------------------------
           Richard F. Hamm, Jr.

            /s/ Kevin C. Toner                           Director
       ---------------------------
              Kevin C. Toner

           /s/ Leicle E. Chesser               Executive Vice President and
       ---------------------------
             Leicle E. Chesser                    Chief Financial Officer

             /s/ Mark A. Pompa                 Vice President and Controller
       ---------------------------
               Mark A. Pompa