Form 10-K/A
period 2001-12-31
EMCOR GROUP INC
filed 2002-04-26
CIK 105634

FORM 10-K/A No. 1

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                          Commission file number 0-2315

                                EMCOR GROUP, INC.
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                          11-2125338
 ------------------------------                       ----------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       identification number)


101 Merritt Seven Corporate Park
     Norwalk, Connecticut                                   06851-1060
--------------------------------                      ----------------------
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

                                      None


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

     The  aggregate  market  value  of the  Registrant's  voting  stock  held by
non-affiliates   of  the   Registrant  on  April  15,  2002  was   approximately
$922,174,000.

     Number of shares of Common Stock outstanding as of the close of business on April 15, 2002: 14,857,251 shares.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Identification of Directors

     Frank T. MacInnis, Age 55. Mr. MacInnis has been Chairman of the Board and Chief Executive Officer of the Company since April 1994 and was President of the Company from April 1994 to April 1997. From April 1990 to April 1994, Mr. MacInnis served as President and Chief Executive Officer, and from August 1990 to April 1994 as Chairman of the Board, of Comstock Group Inc., a nationwide electrical contracting company. From 1986 to April 1990, Mr. MacInnis was Senior Vice President and Chief Financial Officer of Comstock Group, Inc. In addition, from 1986 to April 1994 Mr. MacInnis was also President of Spie Group Inc., which has or had interests in Comstock Group, Inc., Spie Construction Inc., a Canadian pipeline construction company, and Spie Horizontal Drilling Inc., a United States company engaged in underground drilling for pipelines and communications cable. Mr. MacInnis is also a director of The Williams Companies, Inc., ITT Industries, Inc. and Geneva Steel Holdings Corp.

     Stephen W. Bershad, Age 60. Mr. Bershad has been Chairman of the Board and Chief Executive Officer for more than the past five years of Axsys Technologies, Inc., a manufacturer of precision components and systems for high technology markets. Mr. Bershad has been a Director of the Company since December 15, 1994.

     David A.B. Brown, Age 58. Mr. Brown has been President of The Windsor Group, a management consulting firm of which he is a co-founder, for more than the past five years. Mr. Brown has been a Director of the Company since December 15, 1994. Mr. Brown is also a director of BTU International, Inc., Pride International, Inc., NS Group, Inc. and Technical Communications Corp.

     Albert Fried, Jr., Age 72. Mr. Fried has been Managing Member of Albert Fried & Company, LLC, a broker/dealer and member of the New York Stock Exchange, since 1955. Mr. Fried has been a Director of the Company since December 15, 1994. Mr. Fried is also a director of Geneva Steel Holdings Corp.

     Richard F. Hamm, Jr., Age 42. Mr. Hamm has been Vice President, Corporate Development & Planning of Carlson Companies, Inc. ("Carlson"), a global travel, hospitality and marketing services company, since July 2000, and was Vice President, Corporate Strategic Development & Acquisitions of Carlson from January 1999 to June 2000. From January 1997 to December 1998 he was Senior Vice President, Legal and Business Development of Tropicana Products, Inc. ("Tropicana"), a manufacturer of fruit juices, and Vice President and General Counsel of Tropicana from June 1993 to January 1997. Mr. Hamm has been a Director of the Company since June 19, 1998. Mr. Hamm is also a director of Axsys Technologies, Inc.

     Kevin C. Toner, Age 38. Mr. Toner has been Principal of Aristeia Capital LLC, an investment manager, since June 1997 and President of the Isdell 86 Foundation, a not-for-profit organization, since December 1994. He was a private investor from March 1995 to June 1997 and a Managing Director from December 1991 to February 1995 of UBS Securities Inc., a broker/dealer and member of the New York Stock Exchange, engaged in corporate finance, underwriting and distribution of high grade U.S. corporate issues and Eurobonds. Mr. Toner has been a Director of the Company since December 15, 1994.

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

     To the Company's knowledge, during the fiscal year 2001 all such reports relating to share ownership were filed in a timely manner.

Item 11.  Executive Compensation

Summary Compensation Table

     The following Summary Compensation Table sets forth the compensation awarded to, earned by or paid to, each of the Chief Executive Officer and the other four most highly compensated executive officers of the Company (collectively, the "named executive officers") during the fiscal years ended December 31, 2001, 2000, and 1999 for services rendered in all capacities to the Company and its subsidiaries. For information regarding employment agreements of the named executive officers, see "'Employment Agreements" and "Continuity Agreements" below.


                                                      Annual                               Long Term
                                                   Compensation                       Compensation Awards(3)
                                          --------------------------------        -----------------------------
                                                                                  Restricted       Number of
                                                                  Other Annual       Stock         Securities        All Other
                                                        Bonus     Compensation       Award         Underlying      Compensation
                                           Salary        (1)           (2)            (4)       Options/SARs(5)         (6)
Name and Principal Position       Year      ($)          ($)           ($)            ($)             (#)               ($)
---------------------------       ----     ------       -----     ------------    ----------    ---------------    ------------
Frank T. MacInnis............     2001    775,000      992,602       13,586         367,602          75,600           8,700
  Chairman of the Board and       2000    750,000      794,162       25,350         294,163          25,000           8,700
  Chief Executive Officer         1999    725,000      900,000        6,375          None           225,000           8,400


Jeffrey M. Levy..............     2001    510,000      731,699       12,073         91,170           48,200           8,700
  President and                   2000    485,000      730,911       10,361              0           15,000           8,700
  Chief Operating Officer         1999    465,000      600,000        8,053          None            15,000           8,400


Sheldon I. Cammaker..........     2001    400,000      377,636       18,325         47,045           35,900           8,700
  Executive Vice President and    2000    380,000      331,722       14,858         66,169           10,000           8,700
  General Counsel and Secretary   1999    372,000      340,000       11,709          None            10,000           8,400

Leicle E. Chesser............     2001    400,000      447,069       15,764          88,250          35,900           8,700
  Executive Vice President and    2000    380,000      333,541       15,374         160,170          10,000           8,700
  Chief Financial Officer         1999    365,000      410,000       16,767          None            10,000           8,400


R. Kevin Matz................     2001    260,000      314,177       16,980         48,019           24,000           8,700
 Vice President and Treasurer     2000    230,000      231,505        7,916         34,827           5,000            8,700
                                  1999    210,000      200,000       18,583          None            5,000            8,400

----------------------------------

(1) The amounts reported under "Bonus" for 2001 include the value of units that correspond to shares of EMCOR Common Stock mandatorily deferred and credited to each named executive officer's account under the EMCOR Group, Inc. Executive Stock Bonus Plan (the "Stock Bonus Plan"). Pursuant to the Stock Bonus Plan, 25% of the annual bonus earned by each named executive officer is automatically credited to him in the form of units that will subsequently be converted into EMCOR Common Stock at a 15% discount from the fair market value of EMCOR Common Stock as of the date the annual bonus is determined. The units are to be converted into shares of EMCOR Common Stock and delivered to the executive officer on the earliest of (i) the first business day of the fourth calendar year following the year in respect of which the annual bonus was payable, (ii) the executive officer's termination of employment for any reason or (iii) immediately prior to a "change of control" (as defined in the Stock Bonus Plan). Dividend equivalents are credited in the form of additional units (at a 15% discount) at the same rate as dividends are paid to all stockholders. The portion of the amount reported under "Bonus" associated with mandatory deferrals under the Stock Bonus Plan for each named executive officer is as follows: Frank T. MacInnis - $372,602; Jeffrey M. Levy - $227,949; Sheldon
     I. Cammaker - $117,636; Leicle E. Chesser - $147,069; and R. Kevin Matz - $99,977.

(2) The personal benefits provided to the named executive officers did not exceed the disclosure threshold established by the Securities and Exchange Commission pursuant to applicable rules. Figures represent amounts reimbursed for the payment of taxes upon certain fringe benefits.

(3) The column specified by Item 402 (b) of Regulation S-K to report Long-Term Incentive Plan Payouts has been excluded because the Company has no long-term incentive compensation plans and has not had any such plan during any portion of fiscal years 2001, 2000 and 1999.

(4) The amounts reported under "Restricted Stock Award" for 2001 represent the value of units that correspond to shares of EMCOR Common Stock voluntarily deferred and credited to a named executive officer's account under the Stock Bonus Plan. Pursuant to the Stock Bonus Plan, each named executive officer is permitted at his election to cause all or part of his annual bonus not mandatorily deferred under the Stock Bonus Plan to be credited to him in the form of units that will subsequently be converted into EMCOR Common Stock at a 15% discount from the fair market value of EMCOR Common Stock as of the date the annual bonus is determined. Any voluntary deferral election under the Stock Bonus Plan generally must be made at least six months prior to the end of the calendar year in respect of which the bonus will be payable. These units are to be converted into shares of EMCOR Common Stock and delivered to the executive officer on the earliest of (i) the date elected by the executive officer but in no event earlier than the first business day of the fourth calendar year following the year in respect of which the annual bonus was payable, (ii) the executive officer's termination of employment, or (iii) immediately prior to a "change of control." Dividend equivalents are credited in the form of additional units (at a 15% discount) at the same rate as dividends are paid to all stockholders.

(5) The awards set forth in this column are of stock options only. The Company did not award stock appreciation rights.

(6) The amounts reported in this column include matching contributions of $3,600 made by the Company under the 401(k) part of the Company's Retirement and Savings Plan, a defined contribution profit sharing plan, during 2001 for the account of each of the named executive officers. The amounts reported for 2001 also include contributions of $5,100 to be paid during 2002 in respect of 2001 by the Company pursuant to the retirement account part of the Company's Retirement and Savings Plan for the account of each of the named executive officers.

Stock Options and Stock Appreciation Rights Table

Option Grants in Last Fiscal Year

     The following table sets forth certain information concerning certain grants to the named executive officers of stock options during the last fiscal year. As indicated under the Summary Compensation Table above, the Company did not grant stock appreciation rights ("SARs") of any kind.


                                         Individual Grants                                 Grant Date Value
                                         -----------------                                 ----------------
                                   Number of       % of Total
                                   Securities       Options
                                   Underlying      Granted to     Exercise or                         Grant Date
                                    Options       Employees in    Base Price        Expiration          Present
                                   Granted(1)     Fiscal Year      ($/Sh)(2)           Date           Value($)(3)
                                   ----------     ------------    -----------       ----------        -----------
Frank T. MacInnis...............     25,000           10%           $25.44        January 2, 2011      $221,353
                                     50,600           19%           $41.70      December 13, 2011      $734,369


Jeffrey M. Levy.................     15,000            6%           $25.44        January 2, 2011      $132,812
                                     33,200           13%           $41.70      December 13, 2011      $481,839

Sheldon I. Cammaker.............     10,000            4%           $25.44        January 2, 2011      $ 88,541
                                     25,900           10%           $41.70      December 13, 2011      $375,893


Leicle E. Chesser...............     10,000            4%           $25.44        January 2, 2011      $ 88,541
                                     25,900           10%           $41.70      December 13, 2011      $375,893


R. Kevin Matz...................      5,000            2%           $25.44        January 2, 2011      $ 44,271
                                     19,000            7%           $41.70      December 13, 2011      $275,751


(1) The options referred to in this table have a ten-year term. The options with an expiration date of January 2, 2011 became exercisable on January 2, 2002 and the options with an expiration date of December 13, 2011 became exercisable on December 14, 2001

(2) The stock option exercise price for a share of Common Stock is the fair market value of a share of Common Stock on the date of grant. No SARs, performance units or other instruments were granted in tandem with the stock options reported herein.

(3) Present value was calculated using the Black-Scholes option-pricing model which involves an extrapolation of future price levels based solely on past performance. The present value as of the date of grant, calculated using the Black-Scholes method, is based on assumptions about future interest rates, dividend yield, stock price volatility and exercise dates. In calculating the present value as of the date of grant of the options reported in the table, the Company assumed an interest rate of 4.25% per annum, an annual dividend yield of zero, volatility of 30.6% and an exercise date at the end of the contractual term in 2011. There is no assurance that these assumptions will prove to be true in the future. The actual value, if any, that may be realized by each individual will depend on the future market price of the Common Stock and cannot be forecasted accurately by application of an option-pricing model.

Option Exercises and Holdings

     The following table sets forth certain information concerning unexercised options to purchase Common Stock of the Company held at the end of fiscal year 2001 by the named executive officers. None of the named executive officers exercised any options during fiscal year 2001. No named executive officer holds any SARs.




                                          Aggregated Option Exercises In Last Fiscal Year And
                                                     Fiscal Year-End Option Value

                                                                                             Value of Unexercised
                                                                 Number of Unexercised           In-the-Money
                                      Shares         Value             Options at                  Options at
                                   Acquired on     Realized            FY-End (#)                FY-End ($)(1)
  Name                             Exercise (#)       ($)      Exercisable/Unexercisable  Exercisable/Unexercisable
  ----                             ------------    --------    -------------------------  -------------------------
  Frank T. MacInnis..............      None           ---           525,600/25,000          $15,428,470/$499,000

  Jeffrey M. Levy................      None           ---           128,200/15,000           $3,373,090/$299,400

  Sheldon I. Cammaker............      None           ---           105,900/10,000           $2,933,830/$199,600

  Leicle E. Chesser..............      None           ---           105,900/10,000           $2,933,830/$199,600

  R. Kevin Matz..................      None           ---             59,000/5,000            $1,168,110/$99,800

------------------

(1) For purposes of this column, value is calculated based on the aggregate amount of the excess of $45.40 (the closing price of the Common Stock as reported on the New York Stock Exchange on December 31, 2001) over the relevant exercise price for a share of Common Stock with respect to the options.

Employment Agreements

     The Company has employment agreements made as of January 1, 2002 with Frank
T. MacInnis providing for his employment as Chief Executive Officer of the Company through December 31, 2004 and with Jeffrey M. Levy providing for his employment as President and Chief Operating Officer of the Company through December 31, 2004. Each such employment agreement provides that the term of employment will automatically be extended for successive one-year periods unless the Company or the officer gives written notice not to extend at least six months prior to the end of the initial term or any extended term of the employment agreement. However, following the date of a Change of Control (as defined their employment agreements), the term of Mr. MacInnis' and Mr. Levy's respective employment shall be for a period of three years from such date. Under Mr. MacInnis' employment agreement, the Company is also to use its best efforts to ensure Mr. MacInnis' election as Chairman of the Board of Directors of the Company.

     Pursuant to the terms of their respective employment agreements, Mr. MacInnis is to receive an annual base salary of $800,000 for 2002 and Mr. Levy is to receive an annual base salary of $525,000 for 2002. Their annual base salaries are to increase on the first day of each succeeding calendar year during the employment periods by the percentage increase in the consumer price index for the preceding year for the area in which the principal office of the Company is located or an amount specified by the Board of Directors, whichever is greater. In addition, Mr. MacInnis and Mr. Levy are each entitled to receive an annual bonus, which is to be determined with reference to a target bonus and based upon factors agreed upon annually by the respective officer and the
Compensation and Personnel Committee of the Board of Directors (the "Compensation Committee"); provided that Mr. MacInnis' annual target bonus may not be less than $800,000 and Mr. Levy's annual target bonus may not be less than $600,000. Pursuant to the terms of their respective employment agreements, Mr. MacInnis and Mr. Levy are to receive an option on the first business day of each of 2002, 2003 and 2004 to purchase a number of shares of Common Stock of the Company determined by dividing in Mr. MacInnis' case 125% of his base salary, and in Mr. Levy's case 100% of his base salary, for such year by the value of an option to purchase a share of Company Common Stock on such date which value is to be determined by the Black-Scholes methodology. Accordingly, on January 2, 2002 Mr. MacInnis was granted an option to purchase 56,800 shares at $46.35 per share, and Mr. Levy was granted an option to purchase 30,000 shares at $46.35 per share. Each option is to have a ten-year term, is to have an exercise price equal to the fair market value of a share of Common Stock on the grant date, and is to be exercisable as follows: one-fourth on or after the grant date, one-fourth on or after the first anniversary of the grant date, one-fourth on or after the second anniversary of the grant date and one-fourth on or after the last business day of the calendar year immediately preceding the third anniversary of the grant date.

     In addition, in connection with their respective employment agreements, Messrs. MacInnis and Levy were granted on December 14, 2001 options to purchase 50,600 and 33,200 shares of Common Stock, respectively, at a per share exercise price of $41.70, the fair market value of a share of Common Stock on the grant date. Each of these options is vested in full and expires December 14, 2011.

     Under the terms of their employment agreements, Messrs. MacInnis and Levy each has been provided with certain benefits customarily accorded to the Company's executive officers. These benefits include $870 per month for the leasing of an automobile and the cost of a lease capital reduction payment; maintenance and insurance on their respective automobiles; reimbursement for initiation fees and monthly dues for membership in a club suitable for entertaining clients of the Company; life insurance in an amount equal to twice their current annual salary times the number of full or partial calendar years that remain prior to expiration of their respective employment agreements; all legal expenses incurred in connection with their employment agreements; and the cost of any increased tax liability to them caused by receipt of these fringe benefits.

     If, during the term of his employment agreement, Mr. MacInnis' employment is terminated by the Company other than for Cause (as defined in his employment agreement) or he terminates his employment for Good Reason (as defined in his employment agreement), he will be entitled to receive a cash payment equal to the sum of (i) the greater of (A) his base salary at the highest annual rate in effect during his term of employment for the period from the date of termination through December 31, 2004 or (B) two times his base salary at its then current annual rate and (ii) the greater of (A) his target bonus for the calendar year in which the termination takes place multiplied by the number of full or partial calendar years remaining from the date of termination through December 31, 2004 and (B) two times his target bonus for the calendar year in which the termination takes place; however, in the event of a termination following a Change of Control (as defined in his employment agreement), the factor of two in clauses (i)(B) and (ii)(B) above will be increased to three. If, during the term of his employment agreement, Mr. Levy's employment is terminated by the Company other than for Cause (as defined in his employment agreement) or he terminates his employment for Good Reason (as defined in his employment agreement), he will be entitled to a cash payment equal to the sum of (i) two times his base salary at its then current annual rate and (ii) two times his target bonus for the calendar year in which the termination occurs; however, in the event of a termination following a Change of Control (as defined in his employment agreement) the factor of two in clauses (i) and (ii) above will be increased to three. In addition, Messrs. MacInnis and Levy each will be entitled to receive all unpaid amounts in respect of his bonus for any calendar year ending before the date of termination and an amount equal to his target bonus for the calendar year in which the termination takes place multiplied by a fraction the numerator of which is the number of days in such calendar year that he was an employee of the Company and the denominator of which is 365.

     The Company has employment agreements made as of January 1, 2002 with Sheldon I. Cammaker providing for his employment as Executive Vice President and General Counsel of the Company through December 31, 2004, with Leicle E. Chesser providing for his employment as Executive Vice President and Chief Financial Officer of the Company through December 31, 2004, and with R. Kevin Matz providing for his employment as Vice President and Treasurer of the Company through December 31, 2004. Each such employment agreement provides that the term of employment will automatically be extended for successive one-year periods unless the Company or the officer gives written notice not to extend at least six months prior to the end of the initial term or any extended term of the employment agreement. However, following the date of a Change of Control (as defined in their employment agreements), the terms of their respective employment shall be for a period of three years from such date.

     Pursuant to the terms of their respective employment agreements, Mr. Cammaker is to receive an annual base salary of $410,000 for 2002, Mr. Chesser is to receive an annual base salary of $410,000 for 2002, and Mr. Matz is to receive an annual base salary of $300,000 for 2002. Their annual base salaries are to increase on the first day of each succeeding calendar year during the employment periods by the percentage increase in the consumer price index for the preceding year for the area in which the principal office of the Company is located or an amount specified by the Board of Directors, whichever is greater. In addition, each of them is entitled to receive an annual cash bonus determined by the Compensation Committee, and under the terms of their respective employment agreements, Messrs. Cammaker, Chesser and Matz are each to receive an option on the first business day of 2002, 2003, and 2004 to purchase a number of shares of Common Stock of the Company determined by dividing 75% of their respective base salaries for such year by the value of an option to purchase a share of Common Stock of the Company on such date, which value shall be determined by the Black-Scholes methodology. Accordingly on January 2, 2002 Messrs. Cammaker and Chesser were each granted an option to purchase 17,500 shares at $46.35 per share and Mr. Matz was granted an option to purchase 12,800 shares at $46.35 per share. Each option is to have a ten-year term, is to have an exercise price equal to the fair market value of a share of Common Stock on the grant date, and is to be exercisable as follows: one-fourth on or after the grant date, one-fourth on or after the first anniversary of the grant date, one-fourth on or after the second anniversary of the grant date and one-fourth on or after the last business day of the calendar year immediately preceding the third anniversary of the grant date.

     In addition, in connection with their respective employment agreements, Messrs. Cammaker, Chesser and Matz were granted options to purchase 25,900, 25,900 and 19,000 shares of Common Stock, respectively, at a per share exercise price of $41.70 per share, the fair market value of a share of Common Stock on the grant date. Each of these options is fully exercisable and expires December 14, 2011.

     Under the terms of their employment agreements, Messrs. Cammaker, Chesser and Matz each have been provided with certain benefits customarily accorded to the Company's executive officers, including in Messrs. Cammaker's and Chesser's case $870 per month, and, in Mr. Matz' case $700 per month, for leasing of an automobile and the cost of a lease capital reduction payment; maintenance and insurance on their respective automobiles, reimbursement for initiation fees and monthly dues for membership in a club suitable for entertaining clients of the Company; life insurance in an amount equal to twice their current annual salary times the number of full or partial calendar years that remain prior to the expiration of their respective employment agreements; all legal expenses incurred in connection with their employment agreements; and the cost of any increased tax liability to them caused by receipt of these fringe benefits.

     If Messrs. Cammaker's, Chesser's or Matz' employment is terminated during the term of his respective employment agreement by the Company other than for Cause (as defined in his employment agreement), or if he terminates his employment for Good Reason (as defined in his employment agreement), he will be entitled to receive a cash payment generally equal to the sum of (i) two times his base salary at its then current annual rate and (ii) two times the highest bonus paid to him during his employment by the Company ("Deemed Bonus"). However, in the event of a termination following a Change of Control (as defined in his employment agreement), the factor of two in clauses (i) and (ii) above will be increased to three. In addition, Messrs. Cammaker, Chesser and Matz each will be entitled to receive all unpaid amounts in respect of his bonus for any calendar year ending before the date of termination and an amount equal to his Deemed Bonus multiplied by a fraction the numerator of which is the number of days in the calendar year in which the termination takes place that he was an employee of the Company and the denominator of which is 365.

Continuity Agreements

     Each of Messrs. MacInnis, Levy, Cammaker, Chesser and Matz (each referred to herein as an "Executive") is a party to a Continuity Agreement with the Company. The purpose of the Continuity Agreements is to retain the services of these Executives and to assure their continued productivity without disturbance in circumstances arising from the possibility or occurrence of a Change of Control of the Company. For purposes of the agreements a "Change of Control" means, in general, the occurrence of (i) the acquisition by a person or group of persons of 25% or more of the voting securities of the Company, (ii) the approval by the Company's stockholders of a merger, business combination or sale of the Company's assets, the result of which is that less than 65% of the voting securities of the resulting corporation is owned by the holders of the Company's Common Stock prior to such transaction or (iii) the failure of Incumbent Directors (as defined in the Continuity Agreements) to constitute at least a majority of the Board of Directors of the Company during any two year period.

     Generally, no benefits are provided under the Continuity Agreements for any type of termination before a Change of Control, for termination after a Change of Control due to death, disability, any termination for Cause (as that term is defined in the Continuity Agreement) or for voluntary termination (other than for Good Reason) (as that term is defined in the Continuity Agreements).

     Upon a Change of Control each Continuity Agreement generally provides to the Executive a severance benefit if the Company terminates the Executive's employment without Cause or the Executive terminates his employment for Good Reason within two years following a Change of Control equal to the sum of three times (i) his base salary at the time of the Change of Control, (ii) the higher of (x) his bonus in respect of the year prior to the Change of Control or (y) the average of his bonuses for the three years prior to the Change of Control and (iii) the value of perquisites provided in respect of the year prior to the Change of Control. Other severance benefits include outplacement assistance and a continuance of insurance benefits for three years. The severance benefits under the Executive's Continuity Agreements are reduced by any severance benefits payable under the Executive's employment agreement.

     If all or any portion of the payments or benefits referred to in the preceding paragraphs under "Employment Agreements" and "Continuity Agreements" either alone or together with other payments and benefits which Messrs.
MacInnis, Levy, Cammaker, Chesser or Matz receives or is then entitled to receive from the Company would constitute a "parachute payment" within the meaning of Section 280G of the Internal Revenue Code (the "Code"), then such officer shall be entitled to such additional payments as may be necessary to ensure that the net after tax benefit of all such payments shall be equal to his respective net after tax benefit as if no excise tax had been imposed under
Section 4999 of the Code.

Director Compensation

     Each director who is not an officer of the Company ("non-employee director") is entitled to receive an annual cash retainer of $30,000 and $1,000 for each meeting of the Board of Directors he attends, other than telephonic meetings of the Board in which case each non-employee director who participates receives $500. Each non-employee director also receives $500 for each meeting of a committee of the Board of Directors attended by the director, and each non-employee director who chairs a committee of the Board of Directors receives an additional $2,000 per annum. In addition, pursuant to the 1995 Non-Employee Directors' Non-Qualified Stock Option Plan, each non-employee director on July 12, 2001 was granted an option to purchase 3,000 shares of Common Stock at an exercise price of $42.30 per share. These options are fully exercisable as of the date of grant and have a term of ten years. A director who also serves as an officer of the Company does not receive compensation for services rendered as a director.

     Under the 1997 Non-Employee Directors' Non-Qualified Stock Option Plan and the 1997 Stock Plan for Directors, each non-employee director, in lieu of all or part of his annual cash retainer, may elect to receive in accordance with such plans (a) options to purchase shares of Common Stock and/or (b) deferred stock units in respect of which shares of Common Stock will be issued following the non-employee director's termination of service as a director of the Company. For 2001 each non-employee Director elected to receive his annual retainer in options, and, accordingly, each was granted options to purchase 5,325 shares of Common Stock at $25.44 per share. These options vest during the course of the calendar year in which they are granted and have a five-year term.

Compensation Committee Interlocks and Insider Participation

     During 2001 the Compensation and Personnel Committee of the Board of Directors of the Company (the "Compensation Committee") was responsible for matters concerning executive compensation.

     Messrs. Bershad and Fried, each of whom is a non-employee director, served as members of the Compensation Committee during 2001. Mr. Georges de Buffevent, a director who passed away in December 2001, was also a member of the Compensation Committee during 2001.

     No member of the Compensation Committee was at any time during 2001 a present or former officer of the Company or any of its subsidiaries or had any relationship requiring disclosure by the Company under any paragraph of Item 404 of Regulation S-K except for Mr. Fried with respect to the brokerage commissions described below under "Certain Relationships and Related Transactions." In addition, no executive officer of the Company has served as a director or member of the compensation committee (or other committee performing an equivalent function) of another entity, one of whose executive officers served as a director of, or member of the Compensation Committee of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
                and Related Stockholder Matters

     The following table sets forth as of April 15, 2002 certain information regarding beneficial ownership of the Company's Common Stock by each person or group known by the Company to be a beneficial owner of more than five percent of the outstanding shares of Common Stock. Except as otherwise noted, to the Company's knowledge, each person or group listed below has sole voting and investment power with respect to the shares listed next to its name.

                                                Number of Shares         Percent
Name and Address of Beneficial Owner           Beneficially Owned         Owned
---------------------                          ------------------         -----

Artisan Investment Corporation..............         816,339(1)            5.5%
   1000 North Water Street, #1770
    Milwaukee, Wisconsin  53202
FMR Corp....................................         756,500(2)            5.1%
    82 Devonshire Street
    Boston, Massachusetts  02109
-----------------------

(1) As reported in Amendment 3 to Schedule 13G dated February 13, 2002 filed with the Securities and Exchange Commission ("SEC") by Artisan Investment Corporation ("Artisan") and its affiliates Artisan Partners Limited Partnership, Andrew A. Ziegler and Carlene M. Ziegler. Artisan and its affiliates have shared voting power and shared dispositive power of these shares.

(2) As reported in Amendment 2 to Schedule 13G dated February 14, 2002 filed with the SEC by FMR Corp. ("FMR"), Fidelity Management & Research Company ("Fidelity"), Edward C. Johnson, 3rd and Abigail P. Johnson. Fidelity, a wholly owned subsidiary of FMR and a registered investment advisor, is the beneficial owner of 665,400 shares as a result of acting as investment advisor to various investment companies ("Funds") and Fidelity Management Trust Company ("FMT"), a wholly owned subsidiary of FMR and a bank, is the beneficial owner of 91,100 shares as a result of serving as investment manager of institutional accounts. Mr. Johnson, FMR, through its control of Fidelity, and the Funds each has sole power to dispose of the 665,400 shares, and Mr. Johnson and FMR, through its control of FMT, each has sole dispositive power over and sole power to vote, or direct the voting of, 91,100 shares.

     The following table sets forth as of April 15, 2002 certain information regarding the beneficial ownership of the Company's Common Stock by each of the Company's directors, its chief executive officer, each of the other four most highly compensated executive officers of the Company and all its directors and executive officers as a group for the fiscal year ended December 31, 2001. Except as otherwise noted, to the Company's knowledge, each of the persons listed below has sole voting power and investment power with respect to the shares listed next to his name.

                                                      Amount and Nature of
Name of Beneficial Owner                     Beneficial Ownership(1)     Percent

Frank T. MacInnis........................              606,789(2)         3.9%
Stephen W. Bershad.......................               70,879(3)          *
David A. B. Brown........................               28,949(3)          *
Albert Fried, Jr.........................               77,386(3)          *
Richard F. Hamm, Jr......................               36,554(3)          *
Kevin C. Toner...........................               45,379(3)          *
Jeffrey M. Levy..........................              166,779(2)          *
Sheldon I. Cammaker......................              130,672(2)          *
Leicle E. Chesser........................              136,799(2)          *
R. Kevin Matz............................               74,671(2)          *
All directors and executive officers as a group      1,434,645(4)         8.8%

--------------------
* Represents less than 1%.

(1) The information contained in the table reflects "beneficial ownership" as defined in Rule 13d-3 of the Securities Exchange Act of 1934, as amended. All percentages set forth in this table have been rounded.

(2) Includes in the case of Mr. MacInnis 564,800 shares, in the case of Mr. Levy 150,700 shares, in the case of each of Messrs. Cammaker and Chesser 120,275 shares, and in the case of Mr. Matz 67,200 shares, that may be acquired upon the exercise of presently exercisable options or options exercisable within 60 days of the date hereof granted pursuant to the Company's stock option plans and programs. Also includes in the case of Mr. MacInnis 38,989 shares, in the case of Mr. Levy 14,979 shares, in the case of Mr. Cammaker 10,397 shares, in the case of Mr. Chesser 16,524 shares, and in the case of Mr. Matz 7,471 shares, to be issued in respect of stock units granted under the Company's Executive Stock Bonus Plan referred to below (the "Stock Bonus Plan").

(3) Includes in the case of Mr. Bershad 55,879 shares, in the case of Mr. Brown 27,949 shares, in the case of Mr. Fried 42,379 shares, in the case of Mr. Hamm 36,554 shares, and in the case of Mr. Toner 45,379 shares, that may be acquired upon exercise of presently exercisable options or options exercisable within 60 days of the date hereof granted to each non-employee director pursuant to the Company's 1995 Non-Employee Directors' Non-Qualified Stock Option Plan and its 1997 Non-Employee Directors' Non-Qualified Stock Option Plan.

(4) Includes 1,286,165 shares that may be acquired upon the exercise of presently exercisable options or options exercisable within 60 days of the date hereof granted pursuant to the Company's stock options plans and programs and 93,273 shares to be issued in respect of stock units granted under the Stock Bonus Plan.

Item 13.  Certain Relationships and Related Transactions

     In the latter part of December 2001 and in January 2002 the Company retained Albert Fried & Company, LLC ("AFC"), a broker dealer and member of the New York Stock Exchange, to act as its broker in connection with sale of common stock of a customer that the Company had accepted from the customer in satisfaction of the customer's indebtedness. To effectuate the sale, the Company paid AFC aggregate brokerage commissions of $181,441. The commission rate that AFC charged the Company was substantially less than the commission rates for the transactions quoted to the Company by other major brokerage firms. Mr. Albert Fried, Jr., a director of the Company, is a principal owner and the managing member of AFC.

     During 2001 certain of the Company's subsidiaries in the normal course of their respective businesses acted as a subcontractor to ComNet, Inc. ("ComNet"), a corporation of which Mr. Frank T. MacInnis, Chairman of the Board of Directors and Chief Executive Officer of the Company, is the sole stockholder. The amounts charged ComNet by the Company's subsidiaries for such work, which amounted to an aggregate of approximately $176,000, were based on competitive rates. Nevertheless, Mr. MacInnis and the Board of Directors of the Company have concluded that ComNet and the Company shall no longer engage in business with one another.

                                                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         EMCOR GROUP, INC.
                                                          (Registrant)

Date: April 26, 2002                                By:  /s/ FRANK T. MACINNIS
                                                         ---------------------
                                                       Frank T. MacInnis
                                              Chairman of the Board of Directors
                                                  and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 26, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.


/s/ FRANK T. MACINNIS                   Chairman of the Board of Directors and
-----------------------------------             Chief Executive Officer
    Frank T. MacInnis

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