Form 10-Q
period 2002-03-31
EMCOR GROUP INC
filed 2002-04-30
CIK 105634

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      Quarterly Report Under Section 13 or
                  15(d) of the Securities Exchange Act of 1934
 -------------------------------------------------------------------------------

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                               EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                 --------------

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

             For the transition period from __________ to __________
--------------------------------------------------------------------------------

                          Commission file number 0-2315
                                     ------

                                EMCOR Group, Inc.
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                               Delaware 11-2125338
--------------------------------------                    ---------------------
  (State or other jurisdiction of                            (I.R.S. Employer
   Identification or organization)                        Identification Number)
      101 Merritt Seven Corporate Park
           Norwalk, Connecticut                                06851-1060
--------------------------------------                         ----------
(Address of principal executive offices)                       (Zip Code)

           (203) 849-7800
--------------------------------------
   (Registrant's telephone number)

                                       N/A
--------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No __


                      Applicable Only To Corporate Issuers
     Number of shares of Common Stock outstanding as of the close of business on April 25, 2002: 14,862,917 shares.

                                                               EMCOR GROUP, INC.
                                      INDEX


                                                                        Page No.


PART I - Financial Information

Item 1     Financial Statements

           Condensed Consolidated Balance Sheets -
           as of March 31, 2002 and December 31, 2001                          1

           Condensed Consolidated Statements of Operations -
           three months ended March 31, 2002 and 2001                          3

           Condensed Consolidated Statements of Cash Flows -
           three months ended March 31, 2002 and 2001                          4

           Condensed Consolidated Statements of Stockholders'
           Equity and Comprehensive Income -
           three months ended March 31, 2002 and 2001                          5

           Notes to Condensed Consolidated Financial Statements                6


Item 2     Management's Discussion and Analysis of Results of Operations
                and Financial Condition                                       13

PART II - Other Information

Item 1     Legal Proceedings                                                  20

Item 4     Submission of Matters to a Vote of Security Holders                20

Item 6     Exhibits and Reports on Form 8-K                                   20

PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
--------------------------------------------------------------------------------
                                                 March 31,         December 31,
                                                   2002                2001
                                                (Unaudited)
--------------------------------------------------------------------------------

                           ASSETS

Current assets:
    Cash and cash equivalents                   $  142,517         $  189,766
    Accounts receivable, net                       868,527            777,102
    Costs and estimated earnings in excess
        of billings on uncompleted contracts       209,460            221,272
    Inventories                                      9,008              7,158
    Prepaid expenses and other                      20,838             22,026
                                                ----------         ----------

        Total current assets                     1,250,350          1,217,324

Investments, notes and other long-term
    receivables                                     10,698             16,817

Property, plant and equipment, net                  54,402             42,548

Goodwill, net                                      169,603             56,011

Other assets                                        18,151             16,964
                                                ----------         ----------

        Total assets                            $1,503,204         $1,349,664
                                                ==========         ==========



See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
--------------------------------------------------------------------------------
                                                        March 31,   December 31,
                                                          2002          2001
                                                       (Unaudited)
--------------------------------------------------------------------------------

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Borrowing under working capital credit line       $   50,000     $       --
    Current maturities of long-term debt and capital
       lease obligations                                     630            947
    Accounts payable
    Billings in excess of costs and estimated            327,026        313,227
       earnings on uncompleted contracts                 358,973        319,165
    Accrued payroll and benefits                         141,406        121,196
    Other accrued expenses and liabilities                94,489         99,726
                                                      ----------     ----------

       Total current liabilities                         972,524        854,261

    Long-term debt and capital lease obligations          22,635            848

    Other long-term obligations                           76,413         72,622
                                                      ----------     ----------

       Total liabilities                               1,071,572        927,731
                                                      ----------     ----------

Stockholders' equity:
    Preferred stock, $0.10 par value, 1,000,000 shares
       authorized, zero issued and outstanding                --             --
    Common stock, $0.01 par value, 30,000,000 shares
       authorized, 14,849,174  and 14,815,007 shares
       issued and outstanding, respectively                  159            159
    Capital surplus                                      310,831        307,636
    Accumulated other comprehensive loss                  (6,171)        (5,424)
    Retained earnings                                    143,649        136,398
    Treasury stock, at cost 1,131,985 shares             (16,836)       (16,836)
                                                      ----------     ----------

       Total stockholders' equity                        431,632        421,933
                                                      ----------     ----------

Total liabilities and stockholders' equity            $1,503,204     $1,349,664
                                                      ==========     ==========



See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)
--------------------------------------------------------------------------------
Three months ended March 31,                          2002               2001
--------------------------------------------------------------------------------

Revenues                                            $810,299           $837,555
Cost of sales                                        720,913            757,036
                                                    --------           --------

Gross profit                                          89,386             80,519
Amortization of goodwill                                  --              1,321
Selling, general and administrative expenses          76,855             68,352
                                                    --------           --------

Operating income                                      12,531             10,846
Interest income (expense), net                           417               (742)
                                                    --------           --------

Income before income taxes                            12,948             10,104
Income tax provision                                   5,697              4,447
                                                    --------           --------

Net income                                          $  7,251           $  5,657
                                                    ========           ========

Basic earnings per share                            $   0.49           $   0.54
                                                    ========           ========

Diluted earnings per share                          $   0.47           $   0.44
                                                    ========           ========


See Notes to Condensed Consolidated Financial Statements.

 EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
--------------------------------------------------------------------------------
   Three months ended March 31,                                2002       2001
--------------------------------------------------------------------------------

   Cash flows from operating activities
       Net income                                           $  7,251   $  5,657
       Depreciation and amortization                           3,377      3,015
       Amortization of goodwill                                   --      1,321
       Other non-cash expenses                                 1,617      4,460
       Changes in operating assets and liabilities,
         excluding the effect of business acquired            41,266        (77)
                                                            --------    -------
   Net cash provided by operating activities                  53,511     14,376
                                                            --------    -------

   Cash flows from investing activities:
       Payments for acquisitions of businesses, net of
          cash acquired, and related earn-out agreements    (152,825)        --
       Proceeds from sale of assets                              280      1,162
       Purchase of property, plant and equipment              (4,157)    (4,227)
       Net proceeds (disbursements) from other investments     6,264       (746)
                                                            --------    -------
   Net cash used in investing activities                    (150,438)    (3,811)
                                                            --------    -------

   Cash flows from financing activities:
       Borrowings under working capital credit lines, net     50,000         --
       Net repayments of long-term debt and capital lease
          obligations                                           (681)      (123)
       Net proceeds from exercise of stock options               359        543
                                                            --------    -------
   Net cash provided by financing activities                  49,678        420
                                                            --------    -------
   (Decrease) increase in cash and cash equivalents          (47,249)    10,985
   Cash and cash equivalents at beginning of year            189,766    137,685
                                                            --------    -------
   Cash and cash equivalents at end of period               $142,517   $148,670
                                                            ========   ========

Supplemental cash flow information:
    Cash paid for:
       Interest                                             $     72   $     97
       Income taxes                                         $  2,966   $  1,623
     Non-cash financing activities:
       Debt assumed in acquisition                          $ 22,115         --

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(In thousands) (Unaudited)
----------------------------- ----------- ----------- ------------ ---------------- ------------- ---------- -----------------
                                                                     Accumulated
                                                                        other
                                            Common      Capital     comprehensive     Retained    Treasury   Comprehensive
                                Total       stock       surplus       loss (1)        earnings      stock         income
----------------------------- ----------- ----------- ------------ ---------------- ------------- ---------- -----------------
Balance, January 1, 2001     $233,503       $117       $167,742        $(3,906)      $ 86,386     $(16,836)
  Net income                    5,657         --             --             --          5,657           --       $5,657
  Foreign currency translation
    adjustments                (2,481)        --             --         (2,481)            --           --       (2,481)
                                                                                                                 ------
  Comprehensive income             --         --             --             --             --           --       $3,176
                                                                                                                 ======
  Provision in lieu of
    income taxes                3,260         --          3,260             --             --           --
  Common stock issued under
    stock option plans            543         --            543             --             --           --
  Value of Restricted Stock
    Units (2)                   1,737         --          1,737             --             --           --
                             --------       ----       --------        -------       --------     --------
Balance, March 31, 2001      $242,219       $117       $173,282        $(6,387)      $ 92,043     $(16,836)
                             ========       ====       ========        =======       ========     ========

Balance, January 1, 2002     $421,933       $159       $307,636        $(5,424)      $136,398     $(16,836)
  Net income                    7,251         --             --             --          7,251           --       $7,251
  Foreign currency translation
    adjustments                  (747)        --             --           (747)            --           --         (747)
                                                                                                                 ------
  Comprehensive income             --         --             --             --             --           --       $6,504
                                                                                                                 ======
  Common stock issued under
    stock option plans            359         --            359             --             --           --
  Value of Restricted Stock
    Units (2)                   2,836         --          2,836             --             --           --
                             --------       ----       --------        ---------     --------     --------
Balance, March 31, 2002      $431,632       $159       $310,831        $(6,171)      $143,649     $(16,836)
                             ========       ====       ========        ========      ========     ========

(1)  Represents cumulative foreign currency translation adjustments.
(2) Shares of common stock will be issued in respect of restricted stock units. This amount represents the value of restricted stock units at the date of grant plus the related compensation expense in the current year due to an increase in market value of the underlying common stock.


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

In the opinion of EMCOR, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly the financial position of EMCOR and the results of its operations. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

Certain reclassifications of prior year amounts have been made to conform to current year presentation.

NOTE B  Acquisition of Businesses

On March 1, 2002, EMCOR acquired nineteen subsidiaries of Comfort Systems USA, Inc. ("Comfort"). Accordingly, the Consolidated Results of Operations for EMCOR for the three months ended March 31, 2002 include the results of operations for Comfort for the month of March 2002. The purchase price paid for a 100% voting interest was $186.25 million and was comprised of $164.15 million in cash and $22.1 million for the assumption of Comfort's notes payable to former owners of certain of the acquired companies. The acquisition was funded with $114.15 million of cash and $50.0 million of borrowings under EMCOR's working capital credit line. The acquired companies, which are based predominantly in the Midwest United States and New Jersey, are active in the installation and maintenance of mechanical systems and the design and installation of process and fire protection systems. Services are provided to a wide variety of industries, including the food processing, pharmaceutical and manufacturing/distribution sectors.

EMCOR's motivation for the acquisition was to increase shareholder value. Management believes the addition of these companies in geographic markets where it did not have significant presence, will further its goal of market and geographic diversification. Additionally, the acquisition creates more opportunities for EMCOR companies to collaborate on national facilities services contracts. These factors contributed to the goodwill preliminarily recorded of $113.6 million, which represents the excess of purchase price paid to the estimated fair value of the net assets at date of acquisition.

The Comfort acquisition is being accounted for in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 is discussed further in Note C Significant Accounting Policies. The cost of the acquisition was preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. EMCOR is currently evaluating the fair value of these assets and liabilities and is in the process of obtaining a third-party valuation of tangible and intangible assets; therefore, the allocation of the purchase price is subject to adjustment.

The following table summarizes the preliminary purchase price allocation related to the Comfort acquisition (in thousands):

                                                   At March 31, 2002
                                                   -----------------
Current assets                                         $149,864
Property, plant and equipment                            11,354
Goodwill and other intangible assets                    113,592
Other assets                                              1,038
                                                       --------
   Total assets acquired                                275,848
                                                       --------

Current liabilities                                     100,614
Long-term obligations                                       294
                                                       --------
   Total liabilities assumed                            100,908
                                                       --------
   Net assets acquired                                  174,940
   Notes payable assumed                                 22,115
                                                       --------
    Cash purchase price, net of
     cash acquired                                     $152,825
                                                       ========


The goodwill of $113.6 million was allocated primarily to the United States mechanical construction and facilities services operating segment. It is expected that most of the goodwill associated with the acquisition will be deductible for tax purposes. Pending the third-party valuation being performed, certain identifiable intangible assets may be determined to exist and therefore a reallocation of goodwill may occur. In accordance with SFAS 141, any remaining goodwill will not be amortized while identifiable intangibles will be subject to amortization over their useful lives.

NOTE C  Significant Accounting Policies

EMCOR has adopted the following accounting standards issued by the Financial Accounting Standards Board ("FASB"): SFAS 141 and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangibles assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. All companies have six months subsequent to the date of adoption to complete the initial goodwill impairment test. EMCOR has not yet determined if SFAS 142 will have any further impact on its existing goodwill.

The following table provides a reconciliation of the prior year's reported net income to adjusted net income had SFAS 142 been applied as of the beginning of fiscal 2001.

                                                        For the three months ended
                                                              March 31, 2001
                                       -----------------------------------------------------------------
                                                     Basic                            Diluted
                                       ------------------------------     ------------------------------
                                       Income available                   Income available
                                           to common         Earnings         to common        Earnings
                                         stockholders        per share       stockholders      per share
                                       ------------------    ---------    -----------------    ----------
Reported net income attributed to
 EMCOR common stock                       $5,657,000           $0.54         $6,632,615          $0.44

Add back amortization of goodwill,
 net of income tax                           738,640            0.07            738,640           0.05
                                           ---------           -----          ---------          -----
Adjusted net income attributed to
 EMCOR common stock                       $6,395,640           $0.61         $7,371,255          $0.49
                                          ==========           =====         ==========          =====

The changes in the carrying amount of Goodwill during the three months ended March 31, 2002 were as follows (in thousands):

                                          For the three months
                                          ended March 31, 2002
                                          --------------------
Balance at beginning of period                  $ 56,011
Goodwill for acquisition of businesses           113,592
                                                --------
Balance at end of period                        $169,603
                                                ========

As of March 31, 2002, the purchase accounting related to the acquisition of the Comfort companies was preliminary. As such, the allocation of goodwill to operating segments has not been finalized. Preliminarily, however, the goodwill of $113.6 million has been allocated primarily to the United States mechanical construction and facilities services segment.

The FASB has issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model based on the framework established in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 provides accounting guidance for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS 121. This statement also supercedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", ("APB 30") for the disposal of a segment of a business. The adoption of SFAS 144, which was effective January 1, 2002, did not have a material impact on EMCOR's results of operations, financial position or cash flows.

NOTE D  Pro Forma Results of Operations

The following tables present pro forma results of operations including the acquired Comfort companies. The results of operations presented assume the acquisition had occurred at the beginning of fiscal 2001. The unaudited pro forma results of operations are not necessarily indicative of the results of operations had the acquisition actually occurred at the beginning of fiscal 2001, nor is it necessarily indicative of future operating results (in thousands, except per share data):
                                               Pro Forma Results of Operations
                                                 For the three months ended
                                                 --------------------------
                                                 March 31, 2002  March 31, 2001
                                                 --------------  --------------

Revenues                                            $904,287     $1,001,096
Operating income                                    $ 11,980     $   18,602
Interest (expense)/income, net                      $    328     $   (1,125)
Income before income taxes                          $ 12,308     $   17,477
Net income                                          $  6,892     $    9,786
Basic earnings per share                            $   0.46     $     0.94
Diluted earnings per share                          $   0.45     $     0.72

The pro forma results of operations, for segment information, is included in Note G Segment Information.

NOTE E   Earnings Per Share

The following tables summarize EMCOR's calculation of Basic and Diluted Earnings per Share ("EPS") for the three month periods ended March 31, 2002 and 2001:

                                                      Three months ended
                                                         March 31, 2002
                                             -----------------------------------
                                               Income       Shares     Per Share
                                             (Numerator) (Denominator)   Amount
                                             -----------------------------------
Basic EPS
Income available to common
  stockholders                              $7,251,000     14,828,537     $0.49
                                                                          =====
Effect of Dilutive Securities
   Options                                          --        582,203
                                            ----------     ----------
Diluted EPS                                 $7,251,000     15,410,740     $0.47
                                            ==========     ==========     =====

                                                      Three months ended
                                                         March 31, 2001
                                             -----------------------------------
                                               Income       Shares     Per Share
                                             (Numerator) (Denominator)  Amount
                                            ------------------------------------
Basic EPS
Income available to common
  stockholders                              $5,657,000     10,448,610     $0.54
                                                                          =====
Effect of Dilutive Securities:
 Convertible Subordinated Notes, including
   assumed interest savings, net of tax        975,615      4,206,291
 Options                                            --        391,514
                                            ----------     ----------
Diluted EPS                                 $6,632,615     15,046,415     $0.44
                                            ==========     ==========     =====

There were no anti-dilutive stock options that were required to be excluded from the calculation of diluted EPS for the three month periods ended March 31, 2002 and 2001.

NOTE F  Long-Term Debt

Long-term debt in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

                                           March 31,          December 31,
                                              2002                 2001
                                           ---------          ------------
Notes assumed in the acquisition            $22,115              $   --
Note Payable                                     --                 573
Capitalized lease obligations                   249                 249
Other                                           901                 973
                                            -------              ------
                                             23,265               1,795
Less: current maturities                        630                 947
                                            -------              ------
                                            $22,635              $  848
                                            =======              ======

The notes assumed in the Comfort acquisition represent payments due to certain former owners of the acquired companies. The $573,000 Note Payable was paid in January 2002.

NOTE G   Segment Information

EMCOR has the following reportable segments: United States electrical construction and facilities services, United States mechanical construction and facilities services, United States other services, Canada construction and facilities services, United Kingdom construction and facilities services and Other international construction and facilities services. The segments (i) United States other services primarily represents those operations which principally provide consulting and maintenance services and (ii) Other international construction and facilities services represents EMCOR's operations outside of the United States, Canada, and the United Kingdom, primarily South Africa, the Middle East and Europe performing electrical construction, mechanical construction and facilities services. The proforma information includes the results of operations for the acquired Comfort companies as if they were consolidated with EMCOR effective January 1, 2001.

The following presents information about industry segments and geographic areas (in thousands):

                                                                             For the three months ended March 31,
                                                                      As Reported                        Pro Forma
                                                                -----------------------         -------------------------
                                                                  2002           2001             2002             2001
                                                                --------       --------         --------         --------

Revenues from unrelated entities:
  United States electrical construction and facilities services  $287,698        $331,830        $289,347      $  334,868
  United States mechanical construction and facilities services   308,269         295,867         400,608         456,370
  United States other services                                     50,745          45,466          50,745          45,466
                                                                 --------        --------        --------       ---------
  Total United States operations                                  646,712         673,163         740,700         836,704
  Canada construction and facilities services                      54,519          37,885          54,519          37,885
  United Kingdom construction and facilities services             109,001         125,555         109,001         125,555
  Other international construction and facilities services             67             952              67             952
                                                                 --------        --------        --------      ----------
  Total worldwide operations                                     $810,299        $837,555        $904,287      $1,001,096
                                                                 ========        ========        ========      ==========


Total  revenues:
  United States electrical construction and facilities services  $290,299        $338,888        $291,948      $  341,926
  United States mechanical construction and facilities services   311,056         302,161         403,395         462,664
  United States other services                                     51,203          46,433          51,203          46,433
  Less intersegment revenues                                       (5,846)        (14,319)         (5,846)        (14,319)
                                                                 --------        -------         --------       ---------
  Total United States operations                                  646,712         673,163         740,700         836,704
  Canada construction and facilities services                      54,519          37,885          54,519          37,885
  United Kingdom construction and facilities services             109,001         125,555         109,001         125,555
  Other international construction and facilities services             67             952              67             952
                                                                 --------        --------        --------      ----------
  Total worldwide operations                                     $810,299        $837,555        $904,287      $1,001,096
                                                                 ========        ========        ========      ==========



                                                                             For the three months ended
                                                                      As Reported                        Pro Forma
                                                                -----------------------         -------------------------
                                                                  2002           2001             2002             2001
                                                                --------       --------         --------         --------
Operating income (loss):
  United States electrical construction and facilities services  $16,252       $14,648           $16,492          $15,159
  United States mechanical construction and facilities services    6,613         4,613             5,822           11,858
  United States other services                                      (918)       (1,916)             (918)          (1,916)
                                                                 -------       -------           -------          -------
  Total United States operations                                  21,947        17,345            21,396           25,101
  Canada construction and facilities services                       (458)          627              (458)             627
  United Kingdom construction and facilities services             (1,024)          (29)           (1,024)             (29)
  Other international construction and facilities services          (275)         (575)             (275)            (575)
  Corporate administration                                        (7,659)       (6,522)           (7,659)          (6,522)
                                                                 -------       -------           -------          -------
  Total worldwide operations                                      12,531        10,846            11,980           18,602

Other corporate items:
  Interest expense                                                  (517)       (2,219)             (606)          (2,602)
  Interest income                                                    934         1,477               934            1,477
                                                                 -------       -------           -------          -------
  Income before income taxes                                     $12,948       $10,104           $12,308          $17,477
                                                                 =======       =======           =======          =======


                                                                  For the three months ended
                                                                          As Reported
                                                                  --------------------------
                                                                  March 31,        Dec. 31,
                                                                    2002             2001
                                                                  ---------        --------
Total assets:
  United States electrical construction and facilities services $  466,562       $  417,678
  United States mechanical construction and facilities services    597,132          457,596
  United States other services                                      57,905           60,965
                                                                ----------       ----------
  Total United States operations                                 1,121,599          936,239
  Canada construction and facilities services                       58,427           62,234
  United Kingdom construction and facilities services              156,008          152,981
  Other international construction and facilities services           7,431           11,497
  Corporate administration                                         159,739          186,713
                                                                ----------       ----------
  Total worldwide operations                                    $1,503,204       $1,349,664
                                                                ==========       ==========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Unaudited)

Highlights

EMCOR Group, Inc.'s ("EMCOR") revenues for the three months ended March 31, 2002 and 2001 were $810.3 million and $837.6 million, respectively. Net income for the three months ended March 31, 2002 was $7.3 million compared to net income of $5.7 million for the three months ended March 31, 2001. Diluted Earnings Per Share ("Diluted EPS") were $0.47 per share for the three months ended March 31, 2002 compared to Diluted EPS of $0.44 per share in the year earlier period. The results of operations for the three months ended March 31, 2002 include results for the companies acquired from Comfort Systems USA, Inc., ("Comfort") from the acquisition date of March 1, 2002.

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

Results of Operations

Revenues

The following table presents EMCOR's operating segment revenues and their respective percentage of total revenues (in thousands, except for percentages):

                                                                    For the three months ended March 31,
                                                                    ------------------------------------
                                                                               % of                  % of
                                                                      2002     Total        2001     Total
                                                                      ----     -----        ----     -----
Revenues:
 United States electrical construction and facilities services      $287,698      36%     $331,830     40%
 United States mechanical construction and facilities services       308,269      38%      295,867     35%
 United States other services .............................           50,745       6%       45,466      5%
                                                                    --------              --------
 Total United States operations ...........................          646,712      80%      673,163     80%
 Canada construction and facilities services ..............           54,519       7%       37,885      5%
 United Kingdom construction and facilities services ......          109,001      13%      125,555     15%
 Other international construction and facilities services..               67       --          952      --
                                                                    --------              --------
 Total worldwide operations ...............................         $810,299     100%     $837,555    100%
                                                                    ========              ========


EMCOR's revenues decreased $27.3 million for the three months ended March 31, 2002 compared to the first quarter of 2001, primarily due to a decrease in revenues versus the prior year for the EMCOR subsidiaries, partially offset by one month of revenues for Comfort of $48.8 million derived from the companies acquired. The decrease is principally due to a decrease in fast-track type jobs, an increase in longer-term jobs which results in revenue recognition over a longer time period and a planned reduction of most work in the North and South Carolina markets.

Revenues of United States electrical construction and facilities services business units for the three months ended March 31, 2002 were $287.7 million compared to $331.8 million for the three months ended March 31, 2001. The revenues decrease of $44.1 million for the three months ended March 31, 2002 compared to the same period in 2001 was due to a reduction in fast track telecom projects in the current year compared to the prior year across most markets in this segment. Power plant and transportation infrastructure work, however, remained steady in this segment compared to the prior year.

Revenues of United States mechanical construction and facilities services business units for the three months ended March 31, 2002 were $308.3 million compared to $295.9 million for the three months ended March 31, 2001. The revenues increase of $12.4 million was primarily derived from revenues from the acquired Comfort companies of $48.0 million and increased revenues for the northern California and Detroit markets. These increases were offset by the planned reduction of most work in North and South Carolina markets and a decrease in the number of fast track jobs since the prior year.

United States other services revenues of $50.7 million for the three months ended March 31, 2002, which include those operations which principally provide consulting and maintenance services, increased by $5.2 million compared to $45.5 million for the same three months in 2001. The increase in revenues for the three month period was primarily attributable to an increase in on-site building maintenance services provided to customers.

Revenues of Canada construction and facilities services for the three months ended March 31, 2002 were $54.5 million compared to $37.9 million for the three months ended March 31, 2001. The increase in revenues for the three month period was primarily attributable to the start-up of work on certain long-term jobs, partially offset by a reduced number of fast-track type jobs when compared to the same period in the prior year.

Revenues of United Kingdom construction and facilities services business units for the three months ended March 31, 2002 were $109.0 million compared to $125.6 million for the three months ended March 31, 2001. The decrease in revenues was principally attributable to fewer bid opportunities within the construction market, offset partially by growth in the facilities services market.

Other international construction and facilities services revenues primarily consists of EMCOR's operations in the Middle East, South Africa and Europe.
Revenues for the three months ended March 31, 2002 decreased by $0.9 million compared to the three months ended March 31, 2001. Substantially all of the current projects in this operating segment are being performed by joint ventures. The results of these operations are accounted for under the equity method of accounting because EMCOR has less than majority ownership in foreign joint ventures, and accordingly, revenues attributable to such joint ventures are not reflected as revenues in the consolidated financial statements. EMCOR continues to pursue new business selectively in these markets; however, the availability of opportunities has been significantly reduced as a result of local economic factors, particularly in the Middle East.

Cost of sales and Gross profit

The following table presents EMCOR's cost of sales, gross profit, and gross profit as a percentage of revenues (in thousands, except for percentages):

                                            For the three months ended March 31,
                                            ------------------------------------
                                                   2002              2001
                                                   ----              ----
Cost of sales ................................   $720,913          $757,036
Gross profit..................................   $ 89,386          $ 80,519
Gross profit, as a percentage of revenues.....      11.0%              9.6%

Gross profit (revenues less cost of sales) increased $8.9 million for the three months ended March 31, 2002 to $89.4 million compared to $80.5 million for the three months ended March 31, 2001. As a percentage of revenues, gross profit increased to 11.0% from 9.6% for the three months ended March 31, 2002 and 2001, respectively. The dollar increase in gross profit, as well as the increase in gross profit as a percentage of revenues, were primarily due to gross profit of $7.5 million earned by the acquired Comfort companies, and additional gross profits of $1.4 million attributable to other subsidiaries due to the type and location of construction and facilities services contracts performed.

Selling, general and administrative expenses

The following table presents EMCOR's selling, general and administrative expenses, and selling, general and administrative expenses as a percentage of revenues (in thousands, except for percentages):

                                            For the three months ended March 31,
                                            ------------------------------------
                                                        2002         2001
                                                        ----         ----
Selling, general and administrative expenses          $76,855      $68,352
Selling, general and administrative expenses,
  as a percentage of revenues                            9.5%         8.2%

Selling, general and administrative expenses for the three months ended March 31, 2002 increased $8.5 million. Selling, general and administrative expenses as a percentage of revenues were 9.5% for the three months ended March 31, 2002, compared to 8.2% for the three months ended March 31, 2001. For the three month period ended March 31, 2002, the increase in selling, general and administrative expense dollars and as a percentage of revenues compared to the prior year was attributable to $5.7 million of expenses of the acquired Comfort companies, to $1.1 million of expense for the increase in market value of the Restricted Stock Units and to incremental overhead expenses associated with the Comfort acquisition. The Restricted Stock Units represent units granted under a stock bonus plan, whereby the units correspond to shares of EMCOR common stock.

Beginning in 2002, the amortization of goodwill is no longer required per Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Amortization expense for the three months ended March 31, 2001 was $1.3 million.

Operating income

The following table presents EMCOR's operating income, and operating income as a percentage of segment revenues (in thousands, except for percentages):

                                                                       For the three months ended March 31,
                                                                       ------------------------------------
                                                                                  % of                      % of
                                                                                Segment                   Segment
                                                                    2002        Revenues       2001        Revenues
                                                                    ----        --------       ----        -------
Operating income (loss):
  United States electrical construction and facilities services    $16,252         5.6%      $14,648         4.4%
  United States mechanical construction and facilities services      6,613         2.1%        4,613         1.6%
  United States other services                                        (918)                   (1,916)
                                                                   -------                   -------
  Total United States operations                                    21,947         3.4%       17,345         2.6%
  Canada construction and facilities services                         (458)                      627         1.7%
  United Kingdom construction and facilities services               (1,024)                      (29)
  Other international construction and facilities services            (275)                     (575)
  Corporate administration                                          (7,659)                   (6,522)
                                                                   -------                   -------
  Total worldwide operations                                        12,531         1.5%       10,846         1.3%

  Other corporate items:
     Interest expense                                                 (517)                   (2,219)
     Interest income                                                   934                     1,477
                                                                   -------                   -------
  Income before income taxes                                       $12,948                   $10,104
                                                                   =======                   =======

EMCOR had operating income of $12.5 million for the three months ended March 31, 2002 compared with operating income of $10.8 million for the three months ended March 31, 2001. The increase of $1.7 million in operating income for the three months ended March 31, 2002 as compared to the same period in 2001 was due primarily to operating income of $1.8 million from the acquired Comfort companies.

United States electrical construction and facilities services operating income (before deduction of general corporate and other expenses discussed below) for the three months ended March 31, 2002 was $16.3 million or 5.6% of revenues, compared to $14.6 million or 4.4% of revenues for the three months ended March 31, 2001. The $1.7 million increase in operating income for the three months ended March 31, 2002 compared to the same period in 2001 was primarily impacted by steady activity from power plant and transportation infrastructure construction projects on the west and east coasts and increased operating income from various activities in the Salt Lake City and Ohio markets.

United States mechanical construction and facilities services operating income for the three months ended March 31, 2002 was $6.6 million or 2.1% of revenues, compared to $4.6 million or 1.6% of revenues for the three months ended March 31, 2001. The $2.0 million increase in operating income was attributable to (i) results of operations for the acquired Comfort companies, (ii) power plant construction activity on the west and east coasts, and (iii) improved results for EMCOR's Poole & Kent subsidiary operations which had losses in the prior year. The prior year Poole & Kent losses had been primarily attributable to its operations in the North and South Carolina markets, where such operations have since been significantly reduced.

United States other services operating losses were $0.9 million and $1.9 million for the three months ended March 31, 2002 and 2001, respectively. The decrease in operating losses was primarily attributable to an increase in gross profit and a decrease in selling, general and administrative expenses as the operations have become more established and thus require less overhead spending.

Canada construction and facilities services operating loss was $0.5 million compared to $0.6 million operating income for the three months ended March 31, 2002 and 2001, respectively. The decrease in operating income in the current period was primarily due to a reduction in the number of fast-track type jobs versus the same period in the prior year and a slower rate of work on the long-term contracts that result in profit recognition over a longer time period.

United Kingdom construction and facilities services operating losses for the three months ended March 31, 2002 and 2001 was $1.0 million and $0.03 million, respectively. The increase in operating loss for the three months ended March 31, 2002 compared to the first quarter of 2001 was attributable to the type of jobs and locations in the current period. The facilities services business continues to increase revenues and operating income, while the construction market has slowed since last year.

Other international construction and facilities services operating loss was $0.3 million for the three months ended March 31, 2002 compared to operating loss of $0.6 million for three months ended March 31, 2001. EMCOR continues to pursue new business selectively in the Middle East, South African and European markets; however, the availability of opportunities has been significantly reduced as a result of local economic factors, particularly in the Middle East.

General corporate expenses for the three months ended March 31, 2002 were $7.7 million compared to $6.5 million for the three months ended March 31, 2001. The increase in general corporate expenses was due to an increase variable compensation cost expense over the prior year of $1.1 million due to the increased value of the Restricted Stock Units and to incremental overhead expenses associated with the Comfort acquisition.

Interest income (expense), net for the three months ended March 31, 2002 and 2001 was $0.4 million and ($0.7) million, respectively. Interest income decreased $0.6 million for the three months ended March 31, 2002 compared to the same three months in 2001 due to lower cash on hand. The interest expense decrease for the 2002 three month period was primarily due to the conversion of $115.0 million of EMCOR's 5.75% Convertible Subordinated Notes, net of related deferred financing costs, into approximately 4.2 million shares of EMCOR common stock in May and June of 2001.

The income tax provision increased to $5.7 million for the three months ended March 31, 2002, versus $4.5 million for the same period in 2001. The increase in this provision was primarily due to increased income before taxes. The effective income tax rate was 44% in both periods presented.

EMCOR's backlog was $2.5 billion at March 31, 2002 and $2.4 billion at December 31, 2001. The increase in backlog was primarily due to the acquired Comfort companies of $0.2 billion, offset partially by slight decreases in each of the United States, the United Kingdom and Canada segments.

EMCOR's backlog at March 31, 2002 was $2.5 billion compared to $2.0 billion at March 31, 2001. The increase was primarily attributable to the acquired Comfort companies' backlog of $0.2 billion plus a net increase of $0.3 million for projects awarded in the United States, the United Kingdom and Canada.

Liquidity and Capital Resources

The following table presents EMCOR's net cash provided by (used in) operating activities, investing activities and financing activities (in thousands):
                                            For the three months ended March 31,
                                                   2002              2001
                                                   ----              ----
Net cash provided by operating activities       $  53,511           $14,376
Net cash used in investing activities           $(150,438)          $(3,811)
Net cash provided by financing activities       $  49,678           $   420


EMCOR's consolidated cash balance decreased by approximately $47.3 million from $189.8 million at December 31, 2001 to $142.5 million at March 31, 2002. Net cash provided by operating activities of $53.5 million for the three months ended March 31, 2002 was a $39.1 million increase from the net cash provided by operating activities of $14.4 million in the same period last year. The increase in net cash provided by operating activities was primarily attributable to increased net income, decreased accounts receivable and decreased contracts in progress, net, offset partially by decreased accounts payable. Net cash used in investing activities of $150.4 million for the three months ended March 31, 2002 increased by $146.6 million compared to $3.8 million in the same period last year. The increase was due primarily to payments for the acquired Comfort companies, offset partially by a decrease in EMCOR's investments, notes and other long-term receivables. Net cash provided by financing activities of $49.7 million was a $49.3 million increase from the net cash provided by financing activities of $0.4 million for the three months ended March 31, 2001. The increase in net cash provided by financing activities was attributable to borrowings under working capital credit lines used to finance the Comfort acquisition and proceeds from the exercise of stock options, offset by a reduction in net repayments of long-term debt and capital lease payments.

As of March 31, 2002, EMCOR's total borrowing capacity under its revolving credit facility was $150.0 million. EMCOR had approximately $21.4 million of letters of credit outstanding under the revolving credit facility as of that date. As of March 31, 2002, the amount outstanding under the revolving credit facility was $50.0 million. There were no revolving loans outstanding as of December 31, 2001 under the revolving credit facility.

EMCOR believes that current cash balances and borrowing capacity available under its line of credit, combined with cash expected to be generated from operations, will be sufficient to provide short-term and foreseeable long-term liquidity and meet expected capital expenditure requirements.

New Accounting Pronouncements

EMCOR has adopted the following accounting standards issued by the Financial Accounting Standards Board ("FASB"): Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangibles assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. All companies have six months subsequent to the date of adoption to complete the initial goodwill impairment test. EMCOR has not yet determined if SFAS 142 will have any further impact on its existing goodwill.

The FASB has issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model based on the framework established in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 provides accounting guidance for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS 121. This statement also supercedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", ("APB 30") for the disposal of segment of a business. The adoption of SFAS 144, which was effective January 1, 2002, did not have a material impact on EMCOR's results of operations, financial position or cash flows.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995, particularly statements regarding market opportunities, market share growth, competitive growth, gross profit, and selling, general and administrative expenses. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in any such forward-looking statements. Such risk and uncertainties include, but are not limited to adverse changes in general economic conditions, including changes in the specific markets for EMCOR's services, adverse business conditions, decreased or lack of growth in the mechanical and electrical construction and facilities services industries, increased competition, pricing pressures, risks associated with foreign operations and other factors.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

There have been no new developments during the quarter ended March 31, 2002 regarding legal proceedings reported in EMCOR's Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 6 - Exhibits and Reports on Form 8-K


(a)  Exhibits
                                                       Incorporated by Reference
     Exhibit No    Description                         to, or Page Number
     ----------    -----------                         -------------------------


     2.1           Purchase Agreement dated as         Incorporated herein by
                   of February 11, 2002 by and among   reference to Exhibit 2.1
                   Comfort Systems USA, Inc. and       of EMCOR's current report
                   EMCOR - CSI Holding Co.             on Form 8-K, dated as of
                                                       February 14, 2002

     10(o-3)       Amendment dated as of               Page
                   January 1, 2002 to R. Kevin Matz
                   Continuity Agreement

     10(p-3)       Amendment dated as of               Page
                   January 1, 2002 to Mark A. Pompa
                   Continuity Agreement

     11            Computation of Basic                Note C  of the Notes
                   EPS and Diluted EPS                 to the Condensed
                   for the three months                Consolidated Financial
                   ended March 31, 2002                Statements.
                   and 2001


(b) Reports on Form 8-K dated February 14, 2002 and March 13, 2002 were filed during the quarter ended March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    EMCOR GROUP, INC.
                                                    -----------------
                                                       (Registrant)


Date:  April 30, 2002                   By:        /s/FRANK T. MACINNIS
                                            ------------------------------------
                                                    Frank T. MacInnis
                                                 Chairman of the Board of
                                                      Directors and
                                                 Chief Executive Officer


Date:  April 30, 2002                   By:        /s/LEICLE E. CHESSER
                                            ------------------------------------
                                                    Leicle E. Chesser
                                                 Executive Vice President
                                                and Chief Financial Officer


Date:  April 30, 2002                   By:          /s/ MARK A. POMPA
                                            ------------------------------------
                                                      Mark A. Pompa
                                                    Vice President and
                                                        Controller

                                                                 Exhibit 10(o-3)


                                                           As of January 1, 2002


Mr. R. Kevin Matz
EMCOR Group, Inc.
101 Merritt Seven
Norwalk, CT  06851

Dear Kevin:

     Reference is made to the Continuity Agreement dated as of June 22, 1998 between EMCOR Group, Inc. and you (the "Agreement").

     This is to confirm our understanding that the "two and one quarter (2-1/4)" figure in Section 4(a) of the Agreement is hereby eliminated and the figure "three (3)" is hereby substituted therefore.

     Please sign and return a copy of this letter agreement to confirm your agreement with the foregoing.

                                                     Very truly yours,

                                                     EMCOR GROUP, INC.

                                                     By /s/FRANK T. MACINNIS
                                                     -----------------------
                                                     Frank T. MacInnis
                                                     Chairman of the Board
                                                     and Chief Executive Officer


The foregoing is hereby confirmed and agreed to:


/s/R. KEVIN MATZ
----------------
R. Kevin Matz

                                                                 Exhibit 10(p-3)


                                                           As of January 1, 2002


Mr. Mark A. Pompa
EMCOR Group, Inc.
101 Merritt Seven
Norwalk, CT  06851

Dear Mark:

     Reference is made to the Continuity Agreement dated as of June 22, 1998 between EMCOR Group, Inc. and you (the "Agreement").

     This is to confirm our understanding that the "two and one quarter (2-1/4)" figure in Section 4(a) of the Agreement is hereby eliminated and the figure "three (3)" is hereby substituted therefore.

     Please sign and return a copy of this letter agreement to confirm your agreement with the foregoing.

                                                     Very truly yours,

                                                     EMCOR GROUP, INC.


                                                     By /s/FRANK T. MACINNIS
                                                     --------------------
                                                     Frank T. MacInnis
                                                     Chairman of the Board
                                                     and Chief Executive Officer


The foregoing is hereby confirmed and agreed to:


/s/MARK A. POMPA
----------------
Mark A. Pompa