Form 10-Q
period 2002-06-30
EMCOR GROUP INC
filed 2002-07-25
CIK 105634

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

                  For the quarterly period ended June 30, 2002
                                  -------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

             For the transition period from __________ to __________
--------------------------------------------------------------------------------

                          Commission file number 0-2315
                                     ------

                                EMCOR Group, Inc.
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                          11-2125338
-------------------------------                        ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)


101 Merritt Seven Corporate Park
     Norwalk, Connecticut                                   06851-1060
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

      (203) 849-7800
-------------------------------
(Registrant's telephone number)

                                       N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No __


                      Applicable Only To Corporate Issuers
     Number of shares of Common Stock outstanding as of the close of business on July 22, 2002: 14,907,973 shares.

                                                               EMCOR GROUP, INC.
                                                                     INDEX


                                                                        Page No.


PART I - Financial Information

Item 1     Financial Statements

           Condensed Consolidated Balance Sheets -
           as of June 30, 2002 and December 31, 2001                           1

           Condensed Consolidated Statements of Operations -
           three months ended June 30, 2002 and 2001                           3

           Condensed Consolidated Statements of Operations -
           six months ended June 30, 2002 and 2001                             4

           Condensed Consolidated Statements of Cash Flows -
           six months ended June 30, 2002 and 2001                             5

           Condensed Consolidated Statements of Stockholders'
           Equity and Comprehensive Income -
           six months ended June 30, 2002 and 2001                             6

           Notes to Condensed Consolidated Financial Statements                7


Item 2     Management's Discussion and Analysis of Results of Operations
           and Financial Condition                                            16

PART II - Other Information

Item 1     Legal Proceedings                                                  25

Item 4     Submission of Matters to a Vote of Security Holders                25

Item 6     Exhibits and Reports on Form 8-K                                   25

PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
--------------------------------------------------------------------------------
                                                      June 30,      December 31,
                                                        2002           2001
                                                    (Unaudited)
--------------------------------------------------------------------------------

                           ASSETS

Current assets:
    Cash and cash equivalents                       $   89,716        $  189,766
    Accounts receivable, net                           880,071           777,102
    Costs and estimated earnings in excess
        of billings on uncompleted contracts           227,712           221,272
    Inventories                                          8,887             7,158
    Prepaid expenses and other                          25,758            22,026
                                                    ----------        ----------

        Total current assets                         1,232,144         1,217,324

Investments, notes and other long-term
    receivables                                         11,483            16,817

Property, plant and equipment, net                      55,276            42,548

Goodwill, net                                          184,345            56,011

Other assets                                            17,971            16,964
                                                    ----------        ----------

       Total assets                                 $1,501,219        $1,349,664
                                                    ==========        ==========



See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
--------------------------------------------------------------------------------
                                                         June 30,   December 31,
                                                           2002         2001
                                                       (Unaudited)
--------------------------------------------------------------------------------

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt and capital
       lease obligations                               $   21,592    $      947
    Accounts payable                                      359,208       313,227
    Billings in excess of costs and estimated
       earnings on uncompleted contracts                  364,549       319,165
    Accrued payroll and benefits                          126,439       121,196
    Other accrued expenses and liabilities                 97,563        99,726
                                                       ----------    ----------

       Total current liabilities                          969,351       854,261

    Long-term debt and capital lease obligations              767           848

    Other long-term obligations                            80,191        72,622
                                                       ----------    ----------
       Total liabilities                                1,050,309       927,731
                                                       ----------    ----------

Stockholders' equity:
    Preferred stock, $0.10 par value, 1,000,000 shares
       authorized, zero issued and outstanding                 --            --
    Common stock, $0.01 par value, 30,000,000 shares
       authorized, 14,904,896  and 14,815,007 shares
       issued and outstanding, respectively                   159           159
    Capital surplus                                       311,837       307,636
    Accumulated other comprehensive loss                   (2,727)       (5,424)
    Retained earnings                                     158,477       136,398
    Treasury stock, at cost, 1,131,985 shares             (16,836)      (16,836)
                                                       ----------    ----------
       Total stockholders' equity                         450,910       421,933
                                                       ----------    ----------
Total liabilities and stockholders' equity             $1,501,219    $1,349,664
                                                       ==========    ==========



See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)
--------------------------------------------------------------------------------

Three months ended June 30,                                 2002          2001
--------------------------------------------------------------------------------

Revenues                                                 $986,399      $869,506
Cost of sales                                             866,183       776,762
                                                         --------      --------

Gross profit                                              120,216        92,744
Amortization of goodwill                                       --         1,353
Selling, general and administrative expenses               93,292        70,230
                                                         --------      --------

Operating income                                           26,924        21,161
Interest expense, net                                         445           243
                                                         --------      --------

Income before income taxes                                 26,479        20,918
Income tax provision                                       11,651         9,296
                                                         --------      --------

Net income                                               $ 14,828      $ 11,622
                                                         ========      ========

Basic earnings per share                                 $   1.00      $   1.00
                                                         ========      ========

Diluted earnings per share                               $   0.96      $   0.81
                                                         ========      ========


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)
--------------------------------------------------------------------------------

Six months ended June 30,                           2002                 2001
--------------------------------------------------------------------------------

Revenues                                        $1,796,698           $1,707,061
Cost of sales                                    1,587,096            1,533,798
                                                ----------           ----------

Gross profit                                       209,602              173,263
Amortization of goodwill                                --                2,674
Selling, general and administrative expenses       170,147              138,582
                                                ----------           ----------

Operating income                                    39,455               32,007
Interest expense, net                                   28                  985
                                                ----------           ----------

Income before income taxes                          39,427               31,022
Income tax provision                                17,348               13,743
                                                ----------           ----------

Net income                                      $   22,079           $   17,279
                                                ==========           ==========

Basic earnings per share                        $     1.49           $     1.56
                                                ==========           ==========

Diluted earnings per share                      $     1.43           $     1.25
                                                ==========           ==========


See Notes to Condensed Consolidated Financial Statements.

 EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
--------------------------------------------------------------------------------

   Six months ended June 30,                            2002              2001
--------------------------------------------------------------------------------

Cash flows from operating activities
    Net income                                        $ 22,079         $ 17,279
    Depreciation and amortization                        7,305            6,080
    Amortization of goodwill                                --            2,674
    Other non-cash expenses                              2,471           16,828
    Changes in operating assets and liabilities,
       excluding the effect of business acquired        36,231           (6,975)
                                                       -------         --------
Net cash provided by operating activities               68,086           35,886
                                                      --------         --------

Cash flows from investing activities:
    Payments for acquisitions of businesses, net of
       cash acquired, and related earn-out agreements (164,649)          (2,983)
    Proceeds from sale of assets                           360            1,131
    Purchase of property, plant and equipment           (9,039)          (7,548)
    Net proceeds from other investments
                                                         5,480              253
                                                      --------         --------
Net cash used in investing activities                 (167,848)          (9,147)
                                                      --------         --------

Cash flows from financing activities:
 Net repayments of long-term debt and capital lease
       obligations                                      (1,588)            (292)
    Net proceeds from exercise of stock options          1,300            1,590
                                                      --------         --------
Net cash (used in) provided by financing activities       (288)           1,298
                                                      --------         --------
(Decrease) increase in cash and cash equivalents      (100,050)          28,037
Cash and cash equivalents at beginning of year         189,766          137,685
                                                      --------         --------
Cash and cash equivalents at end of period            $ 89,716         $165,722
                                                      ========         ========

Supplemental cash flow information:
    Cash paid for:
       Interest                                       $    488         $  3,307
       Income taxes                                   $ 22,130         $  2,045
    Non-cash financing activities:
       Debt assumed in acquisition                    $ 21,262               --
         5 3/4% Convertible Subordinated Notes due
         2005, converted into common stock                  --         $115,000

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
                                              Common      Capital     comprehensive     Retained    Treasury    Comprehensive
                                  Total       stock       surplus       loss (1)        earnings      stock         income
------------------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 2001        $233,503       $117       $167,742       $(3,906)      $ 86,386     $(16,836)
  Net income                      17,279         --             --            --         17,279           --      $17,279
  Foreign currency translation
    adjustments                   (1,670)        --             --        (1,670)            --           --       (1,670)
                                                                                                                  -------
  Comprehensive income                --         --             --            --             --           --      $15,609
                                                                                                                  =======
  Provision in lieu of
    income taxes                  11,569         --         11,569            --             --           --
  Common stock issued under
    stock option plans             1,590         --          1,590            --             --           --
  Conversion of  5 3/4%
    convertible subordinated
    notes (2)                    113,876         42        113,834            --             --           --
  Value of Restricted Stock
    Units (3)                      2,050         --          2,050            --             --           --
                                --------       ----       --------       -------       --------     --------
Balance, June 30, 2001          $378,197       $159       $296,785       $(5,576)      $103,665     $(16,836)
                                ========       ====       ========       =======       ========     ========

Balance, January 1, 2002        $421,933       $159       $307,636       $(5,424)      $136,398     $(16,836)
  Net income                      22,079         --             --            --         22,079           --      $22,079
  Foreign currency translation
    adjustments                    2,697         --             --         2,697             --           --        2,697
                                                                                                                  -------
  Comprehensive income                --         --             --            --             --           --      $24,776
                                                                                                                  =======
  Common stock issued under
    stock option plans             1,300         --          1,300            --             --           --
  Value of Restricted Stock
    Units (3)                      2,901         --          2,901            --             --           --
                                --------       ----       --------       -------       --------     --------
Balance, June 30, 2002          $450,910       $159       $311,837       $(2,727)      $158,477     $(16,836)
                                ========       ====       ========       =======       ========     ========

(1)  Represents cumulative foreign currency translation adjustments.
(2) Represents conversion of $115.0 million 5 3/4% convertible subordinated notes into common stock, net of related interest and deferred financing costs.
(3) Shares of common stock will be issued in respect of restricted stock units. This amount represents the value of restricted stock units at the date of grant and the current year compensation expense due to an increase in market value of the underlying common stock.


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

In the opinion of EMCOR, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly the financial position of EMCOR and the results of its operations. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

Certain reclassifications of prior year amounts have been made to conform to current year presentation.

NOTE B  Acquisition of Businesses

On March 1, 2002, EMCOR acquired nineteen subsidiaries of Comfort Systems USA, Inc. ("Comfort"). Accordingly, the Consolidated Results of Operations for EMCOR for the three and six months ended June 30, 2002 include the results of operations for the acquired Comfort companies since March 1, 2002. The purchase price paid for a 100% voting interest of the acquired Comfort Companies was $186.25 million and was comprised of $164.15 million in cash and $22.1 million by assumption of Comfort's notes payable to former owners of certain of the acquired companies. The acquisition was funded with $114.15 million of cash and $50.0 million of borrowings under EMCOR's working capital credit line. The acquired companies, which are based predominantly in the Midwest United States and New Jersey, are active in the installation and maintenance of mechanical systems and the design and installation of process and fire protection systems. Services are provided to a wide variety of industries, including the food processing, pharmaceutical and manufacturing/distribution sectors.

EMCOR believes the addition of these companies, which are in geographic markets where EMCOR did not have significant presence, will further EMCOR's goal of market and geographic diversification. Additionally, the acquisition creates more opportunities for EMCOR companies to collaborate on national facilities services contracts. These factors contributed to preliminary goodwill of $123.8 million, which represents the excess of purchase price paid to the estimated fair value of the net assets at date of acquisition.

The Comfort acquisition is being accounted for in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 is discussed further in Note C, "Significant Accounting Policies." The cost of the acquisition was preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. EMCOR is currently evaluating the fair value of these assets and liabilities and is in the process of obtaining a third-party valuation of the acquired Comfort Companies tangible and intangible assets; therefore, the allocation of the purchase price is subject to adjustment.

The following table summarizes the revised preliminary purchase price allocation related to the Comfort acquisition (in thousands):

                                                    At June 30, 2002
                                                    ----------------
Current assets                                           $150,080
Property, plant and equipment                              11,384
Goodwill and other intangible assets                      123,814
Other assets                                                1,184
                                                         --------
   Total assets acquired                                  286,462
                                                         --------

Current liabilities                                       103,926
Long-term obligations                                         288
                                                         --------
    Total liabilities assumed                             104,214
                                                         --------
    Net assets acquired                                   182,248
    Notes payable assumed                                  22,115
                                                         --------
       Cash purchase price, net of
          cash acquired                                  $160,133
                                                         ========


The goodwill of $123.8 million was allocated primarily to the United States mechanical construction and facilities services operating segment. It is expected that most of the goodwill associated with the acquisition will be deductible for tax purposes. Pending the third-party valuation being performed, certain identifiable intangible assets may be determined to exist and therefore a reallocation of goodwill may occur. In accordance with SFAS 141 and SFAS 142, goodwill will not be amortized while identifiable intangible assets will be subject to amortization over their useful lives. As of June 30, 2002, $0.3 million of the Notes payable assumed have been paid by EMCOR.

NOTE C  Significant Accounting Policies

EMCOR has adopted the following accounting standards issued by the Financial Accounting Standards Board ("FASB"): SFAS 141 and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. After the initial impairment review required by SFAS 142, EMCOR has determined that the adoption of SFAS 142 did not result in the impairment of the carrying value of its existing goodwill.

The following table provides a reconciliation of the prior year's reported net income to adjusted net income had SFAS 142 been applied as of the beginning of fiscal 2001.

                                                                      For the three months ended
                                                                             June 30, 2001
                                               ------------------------------------------------------------------
                                                             Basic                              Diluted
                                               --------------------------------   -------------------------------
                                               Income available                    Income available
                                                   to common        Earnings          to common         Earnings
                                                 stockholders       per share        stockholders       per share
                                               ----------------     ---------      ----------------     ---------
Reported net income attributed to
   EMCOR common stock                            $11,622,000          $1.00         $12,365,000         $0.81

Add back amortization of goodwill,
    net of income tax                                757,680           0.07             757,680          0.05
                                                 -----------          -----         -----------         -----
Adjusted net income attributed to
    EMCOR common stock                           $12,379,680          $1.07         $13,122,680         $0.86
                                                 ===========          =====         ===========         =====

                                                                      For the six months ended
                                                                           June 30, 2001
                                               ------------------------------------------------------------------
                                                             Basic                              Diluted
                                               --------------------------------   -------------------------------
                                               Income available                    Income available
                                                   to common        Earnings          to common         Earnings
                                                 stockholders       per share       stockholders        per share
                                               ------------------    ---------    ------------------    ---------
Reported net income attributed to
   EMCOR common stock                            $17,279,000          $1.56         $19,014,395         $1.25

Add back amortization of goodwill,
    net of income tax                              1,497,440           0.14           1,497,440          0.10
                                                 -----------          -----         -----------         -----
Adjusted net income attributed to
    EMCOR common stock                           $18,776,440          $1.70         $20,511,835         $1.35
                                                 ===========          =====         ===========         =====

The changes in the carrying amount of Goodwill during the three and six months ended June 30, 2002 were as follows (in thousands):


                                          For the three          For the six
                                          months ended           months ended
                                          June 30, 2002         June 30, 2002
                                          -------------         -------------
Balance at beginning of period               $169,603             $ 56,011
Acquisition of Comfort businesses              10,224              123,814
Earn-out payments on prior acquisitions         4,518                4,518
                                             --------             --------
Balance at end of period                     $184,345             $184,343
                                             ========             ========


As of June 30, 2002, the purchase accounting related to the acquisition of the companies acquired from Comfort was preliminary. As such, the allocation of goodwill to operating segments has not been finalized. Preliminarily, however, the goodwill of $123.8 million has been allocated primarily to the United States mechanical construction and facilities services segment. The additional goodwill in this quarter reflects cash consideration paid to Comfort, in accordance with the purchase agreement (based upon the final determination of net asset values), and amounts paid to advisors for professional fees incurred in connection with the acquisition.

The FASB has issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model based on the framework established in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 144 provides accounting guidance for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS 121. This statement also supercedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", ("APB 30") for the disposal of a segment of a business. The adoption of SFAS 144, which was effective January 1, 2002, did not have a material impact on EMCOR's results of operations, financial position or cash flows.

NOTE D  Pro Forma Results of Operations

The following tables present pro forma results of operations including the companies acquired from Comfort. The results of operations presented assume the acquisition had occurred at the beginning of fiscal 2001. The unaudited pro forma results of operations are not necessarily indicative of the results of operations had the acquisition actually occurred at the beginning of fiscal 2001, nor is it necessarily indicative of future operating results (in thousands, except per share data):

                                  Actual           Pro Forma
                                    Results of Operations             Pro Forma Results of Operations
                                  For the three months ended              For the six months ended
                                  --------------------------          -------------------------------
                                  June 30,          June 30,             June 30,            June 30,
                                    2002              2001                 2002                2001
                                 --------          ----------           ----------          ----------

Revenues                         $986,399          $1,032,147           $1,890,782          $2,033,243
Operating income                 $ 26,924          $   27,012           $   38,691          $   45,443
Interest expense, net            $    445          $      629           $      126          $    1,755
Income before income taxes       $ 26,479          $   26,383           $   38,564          $   43,689
Net income                       $ 14,828          $   14,682           $   21,596          $   24,372
Basic earnings per share         $   1.00          $     1.26           $     1.45          $     2.20
Diluted earnings per share       $   0.96          $     0.96           $     1.40          $     1.61


The pro forma results of operations, for segment information, is included in Note G Segment Information.

NOTE E   Earnings Per Share

The following tables summarize EMCOR's calculation of Basic and Diluted Earnings per Share ("EPS") for the three month periods ended June 30, 2002 and 2001:

                                                  Three months ended
                                                     June 30, 2002
                                     -------------------------------------------
                                            Income        Shares       Per Share
                                         (Numerator)   (Denominator)     Amount
                                         ---------------------------------------
Basic EPS
Income available to common
  stockholders                           $14,828,000    14,863,074        $1.00
                                                                          =====
Effect of Dilutive Securities
   Options to purchase shares of
     common stock                                 --       628,228
                                         -----------    ----------
Diluted EPS                              $14,828,000    15,491,302        $0.96
                                         ===========    ==========        =====

                                                    Six months ended
                                                     June 30, 2002
                                         ---------------------------------------
                                            Income        Shares       Per Share
                                         (Numerator)   (Denominator)     Amount
                                         ---------------------------------------
Basic EPS
Income available to common
  stockholders                           $22,079,000      14,846,079      $1.49
                                                                          =====
Effect of Dilutive Securities
   Options to purchase shares of
     common stock                                 --         605,216
                                         -----------      ----------
Diluted EPS                              $22,079,000      15,451,295      $1.43
                                         ===========      ==========      =====



                                                  Three months ended
                                                     June 30, 2001
                                         ---------------------------------------
                                            Income        Shares       Per Share
                                         (Numerator)   (Denominator)     Amount
                                         ---------------------------------------

Basic EPS
Income available to common
  stockholders                           $11,622,000      11,647,990      $1.00
                                                                          =====
Effect of Dilutive Securities:
 Convertible Subordinated Notes, including
  assumed interest savings, net of tax       743,520       3,168,835
 Options to purchase shares of
    common stock                                  --         497,523
                                         -----------      ----------
Diluted EPS                              $12,365,520      15,314,348      $0.81
                                         ===========      ==========      =====

                                                    Six months ended
                                                     June 30, 2001
                                         ---------------------------------------

                                            Income        Shares       Per Share
                                         (Numerator)   (Denominator)     Amount
                                         ---------------------------------------

Basic EPS
Income available to common
  stockholders                            $17,279,000     11,074,392      $1.56
                                                                          =====
Effect of Dilutive Securities
 Convertible Subordinated Notes, including
  assumed interest savings, net of tax      1,735,395      3,649,763
 Options to purchase shares of
  common stock                                     --        444,519
                                          -----------     ----------
Diluted EPS                               $19,014,395     15,168,674      $1.25
                                          ===========     ==========      =====


There were no anti-dilutive stock options that were required to be excluded from the calculation of diluted EPS for the three and six month periods ended June 30, 2002 and 2001.

NOTE F  Long-Term Debt

Long-term debt in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

                                           June 30,          December 31,
                                             2002                 2001
                                           --------          ------------
Notes assumed in Comfort acquisition       $21,262             $   --
Note Payable                                    --                573
Capitalized lease obligations                  239                249
Other                                          858                973
                                           -------               ----
                                            22,359              1,795
Less: current maturities                    21,592                947
                                           -------              -----
                                           $   767             $  848
                                           =======             ======

The notes assumed in connection with the acquisition of the Comfort companies represent payments due to certain former owners of the acquired companies. The notes assumed accrue interest at a 10% annual interest rate and are payable in full in April 2003. The $573,000 Note Payable was paid in January 2002.

NOTE G   Segment Information

EMCOR has the following reportable segments: United States electrical construction and facilities services, United States mechanical construction and facilities services, United States other services, Canada construction and facilities services, United Kingdom construction and facilities services and Other international construction and facilities services. The segment "United States other services" primarily represents those operations which principally provide consulting and maintenance services, and "Other international construction and facilities services" represents EMCOR's operations outside of the United States, Canada, and the United Kingdom, primarily South Africa, the Middle East and Europe performing electrical construction, mechanical construction and facilities services. The pro forma information includes the results of operations for the companies acquired from Comfort companies as if they were acquired by EMCOR effective January 1, 2001.

The following presents information about industry segments and geographic areas (in thousands):

                                                                                 For the three months ended June 30,
                                                                                 -----------------------------------
                                                                          As Reported               Actual        Pro Forma
                                                                   -----------------------         --------      ----------
                                                                      2002           2001            2002            2001
                                                                      ----           ----            ----            ----
Revenues from unrelated entities:
  United States electrical construction and facilities services    $289,275       $358,307         $289,275      $  361,447
  United States mechanical construction and facilities services     442,200        288,726          442,200         448,227
  United States other services                                       48,486         58,802           48,486          58,802
                                                                   --------       --------         --------       ---------
  Total United States operations                                    779,961        705,835          779,961         868,476
  Canada construction and facilities services                        84,132         39,897           84,132          39,897
  United Kingdom construction and facilities services               122,306        118,645          122,306         118,645
  Other international construction and facilities services               --          5,129               --           5,129
                                                                   --------       --------         --------      ----------
  Total worldwide operations                                       $986,399       $869,506         $986,399      $1,032,147
                                                                   ========       ========         ========      ==========

Total  revenues:
  United States electrical construction and facilities services    $291,448       $378,236         $291,448      $  381,376
  United States mechanical construction and facilities services     445,521        304,785          445,521         464,286
  United States other services                                       48,850         62,072           48,850          62,072
  Less intersegment revenues                                         (5,858)       (39,258)          (5,858)        (39,258)
                                                                   --------       --------         --------      ----------
  Total United States operations                                    779,961        705,835          779,961         868,476
  Canada construction and facilities services                        84,132         39,897           84,132          39,897
  United Kingdom construction and facilities services               122,306        118,645          122,306         118,645
  Other international construction and facilities services               --          5,129               --           5,129
                                                                   --------       --------         --------      ----------
  Total worldwide operations                                       $986,399       $869,506         $986,399      $1,032,147
                                                                   ========       ========         ========      ==========

                                                                                  For the six months ended June 30,
                                                                                  ---------------------------------
                                                                         As Reported                      Pro Forma
                                                               ---------------------------       -------------------------
                                                                    2002             2001            2002          2001
                                                                    ----             ----            ----          ----

Revenues from unrelated entities:
  United States electrical construction and facilities services  $  577,013     $  690,304       $  578,674    $  696,482
  United States mechanical construction and facilities services     750,421        584,247          842,844       904,251
  United States other services                                       99,239        104,447           99,239       104,447
                                                                 ----------     ----------       ----------    ----------
  Total United States operations                                  1,426,673      1,378,998        1,520,757     1,705,180
  Canada construction and facilities services                       138,651         77,782          138,651        77,782
  United Kingdom construction and facilities services               231,374        244,257          231,374       244,257
  Other international construction and facilities services               --          6,024               --         6,024
                                                                 ----------     ----------       ----------    ----------
  Total worldwide operations                                     $1,796,698     $1,707,061       $1,890,782    $2,033,243
                                                                 ==========     ==========       ==========    ==========

Total  revenues:
  United States electrical construction and facilities services  $  581,747     $  717,124       $  583,408    $  723,302
  United States mechanical construction and facilities services     756,577        606,946          849,000       926,950
  United States other services                                      100,053        108,505          100,053       108,505
  Less intersegment revenues                                        (11,704)       (53,577)         (11,704)      (53,577)
                                                                 ----------     ----------       ----------    ----------
  Total United States operations                                  1,426,673      1,378,998        1,520,757     1,705,180
  Canada construction and facilities services                       138,651         77,782          138,651        77,782
  United Kingdom construction and facilities services               231,374        244,257          231,374       244,257
  Other international construction and facilities services               --          6,024               --         6,024
                                                                 ----------     ----------       ----------    ----------
  Total worldwide operations                                     $1,796,698     $1,707,061       $1,890,782    $2,033,243
                                                                 ==========     ==========       ==========    ==========

                                                                                 For the three months ended June 30,
                                                                                 -----------------------------------
                                                                          As Reported               Actual        Pro Forma
                                                                   -----------------------        --------       ------------
                                                                      2002           2001            2002            2001
                                                                      ----           ----            ----            ----
Operating income (loss):
  United States electrical construction and facilities services     $14,514        $16,505          $14,514       $17,080
  United States mechanical construction and facilities services      19,711         11,393           19,711        16,669
  United States other services                                         (247)        (1,364)            (247)       (1,364)
                                                                    -------        -------          -------       -------
  Total United States operations                                     33,978         26,534           33,978        32,385
  Canada construction and facilities services                           693            344              693           344
  United Kingdom construction and facilities services                   665          2,406              665         2,406
  Other international construction and facilities services              230           (897)             230          (897)
  Corporate administration                                           (8,642)        (7,226)          (8,642)       (7,226)
                                                                    -------        -------          -------       -------
                                                                     26,924         21,161           26,924        27,012
  Total worldwide operations

Other corporate items:
  Interest expense                                                     (823)        (1,754)            (823)       (2,140)
  Interest income                                                       378          1,511              378         1,511
                                                                    -------        -------          -------       -------
  Income before income taxes                                        $26,479        $20,918          $26,479       $26,383
                                                                    =======        =======          =======       =======

                                                                                  For the six months ended June 30,
                                                                                  ---------------------------------
                                                                         As Reported                      Pro Forma
                                                                    ----------------------          ---------------------
                                                                      2002           2001             2002          2001
                                                                      ----           ----             ----          ----
Operating income (loss):
  United States electrical construction and facilities services     $30,971        $31,009          $31,228       $32,095
  United States mechanical construction and facilities services      26,495         16,460           26,198        28,981
  United States other services                                       (1,216)        (3,290)          (1,216)       (3,290)
                                                                    -------        -------          -------       -------
  Total United States operations                                     56,250         44,179           56,210        57,786
  Canada construction and facilities services                           235            971              235           971
  United Kingdom construction and facilities services                  (347)         2,342             (347)        2,342
  Other international construction and facilities services              (57)        (1,437)             (57)       (1,437)
  Corporate administration                                          (16,626)       (14,048)         (16,626)      (14,048)
                                                                    -------        -------          -------       -------
  Total worldwide operations                                         39,455         32,007           39,415        45,614

Other corporate items:
  Interest expense                                                   (1,340)        (3,973)          (1,178)       (4,742)
  Interest income                                                     1,312          2,988            1,312         2,988
                                                                    -------        -------          -------       -------
  Income before income taxes                                        $39,427        $31,022          $39,549       $43,860
                                                                    =======        =======          =======       =======

                                                                        As Reported
                                                                 -------------------------
                                                                   June 30,       Dec. 31,
                                                                     2002           2001
                                                                 --------         --------
Total assets:
  United States electrical construction and facilities services  $  346,888     $  417,678
  United States mechanical construction and facilities services     751,459        457,596
  United States other services                                       61,444         60,965
                                                                 ----------     ----------
  Total United States operations                                  1,159,791        936,239
  Canada construction and facilities services                        72,834         62,234
  United Kingdom construction and facilities services               162,601        152,981
  Other international construction and facilities services            5,575         11,497
  Corporate administration                                          100,418        186,713
                                                                 ----------     ----------
  Total worldwide operations                                     $1,501,219     $1,349,664
                                                                 ==========     ==========

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Unaudited)

Highlights

EMCOR Group, Inc.'s ("EMCOR") revenues for the three months ended June 30, 2002 and 2001 were $986.4 million and $869.5 million, respectively. Net income for the three months ended June 30, 2002 was $14.8 million compared to net income of $11.6 million for the three months ended June 30, 2001. Diluted Earnings Per Share ("Diluted EPS") were $0.96 per share for the three months ended June 30, 2002 compared to Diluted EPS of $0.81 per share in the year earlier period.

Revenues for the six months ended June 30, 2002 and 2001 were $1,796.7 million and $1,707.1 million, respectively. Net income for the six months ended June 30, 2002 and 2001 was $22.1 million and $17.3 million, respectively. Diluted EPS were $1.43 per share for the six months ended June 30, 2002 compared to $1.25 per share for the same period in the prior year.

The results of operations for the three and six months ended June 30, 2002 include results for the companies acquired from Comfort Systems USA, Inc. ("Comfort") from the acquisition date of March 1, 2002.

Operating Segments

EMCOR has the following reportable segments: United States electrical construction and facilities services, United States mechanical construction and facilities services, United States other services, Canada construction and facilities services, United Kingdom construction and facilities services and Other international construction and facilities services. The segment "United States other services" primarily represents those operations which principally provide consulting and maintenance services, and "Other international construction and facilities services" represents EMCOR's operations outside of the United States, Canada, and the United Kingdom, primarily South Africa, the Middle East and Europe performing electrical construction, mechanical construction and facilities services.

Results of Operations

Revenues

The following table presents EMCOR's operating segment revenues and their respective percentage of total revenues (in thousands, except for percentages):

                                                                      For the three months ended June 30,
                                                                      -----------------------------------
                                                                                  % of                  % of
                                                                        2002      Total       2001      Total
                                                                        ----      -----       ----      -----
Revenues:
  United States electrical construction and facilities services      $289,275      29%     $358,307     41%
  United States mechanical construction and facilities services       442,200      45%      288,726     33%
  United States other services                                         48,486       5%       58,802      7%
                                                                     --------              --------
  Total United States operations                                      779,961      79%      705,835     81%
  Canada construction and facilities services                          84,132       9%       39,897      5%
  United Kingdom construction and facilities services                 122,306      12%      118,645     14%
  Other international construction and facilities services                 --       --        5,129      --
                                                                     --------              --------
  Total worldwide operations                                         $986,399     100%     $869,506    100%
                                                                     ========              ========

                                                                       For the six months ended June 30,
                                                                       ---------------------------------
                                                                                  % of                 % of
                                                                        2002      Total      2001      Total
                                                                        ----      -----      ----      -----
Revenues:
  United States electrical construction and facilities services     $ 577,013      32%   $  690,304     40%
  United States mechanical construction and facilities services       750,421      42%      584,247     34%
  United States other services                                         99,239       6%      104,447      6%
                                                                    ---------            ----------
  Total United States operations                                    1,426,673      79%    1,378,998     81%
  Canada construction and facilities services                         138,651       8%       77,782      5%
  United Kingdom construction and facilities services                 231,374      13%      244,257     14%
  Other international construction and facilities services                 --       --        6,024      --
                                                                    ---------            ----------
Total worldwide operations                                          $1,796,698    100%   $1,707,061    100%
                                                                    ==========           ==========

EMCOR's revenues increased $116.9 million for the three months ended June 30, 2002 compared to the second quarter of 2001, primarily due to revenues of $147.6 million derived from the Comfort companies acquired. Revenues increased $89.6 million for the six months ended June 30, 2002 compared to the six months ended June 30, 2001, primarily due to revenues of $196.4 million derived from the Comfort companies acquired. Revenues for the EMCOR subsidiaries (excluding the Comfort companies acquired) in both the three and six month periods decreased principally due to a decline in "fast-track" contracts, an increase in longer-duration projects which results in revenue recognition over a longer time period and a planned reduction of most work in the North and South Carolina markets.

Revenues of United States electrical construction and facilities services business units for the three months ended June 30, 2002 were $289.3 million compared to $358.3 million for the three months ended June 30, 2001. Revenues for the six months ended June 30, 2002 were $577.0 million compared to $690.3 million in the same period a year earlier. The revenues decrease of $69.0 million and $113.3 million, respectively, for the three month and six month periods ended June 30, 2002 compared to the same periods in 2001 was primarily due to a reduction in "fast-track" telecom projects in the current year compared to the prior year. Power plant and transportation infrastructure work, however, remained steady compared to the prior year.

Revenues of United States mechanical construction and facilities services business units for the three months ended June 30, 2002 were $442.2 million compared to $288.7 million for the three months ended June 30, 2001. Revenues for the six months ended June 30, 2002 were $750.4 million compared to $584.3 million in the same period in the prior year. The revenues increase of $153.5 million and $166.1 million for the three and six month periods, respectively, were primarily derived from revenues from the acquired Comfort companies of $145.6 million and $193.6 million, respectively, and increased revenues from the northern California and Michigan markets. These increases were offset by the planned reduction of most work in the North and South Carolina markets and a decrease in the number of "fast-track" contracts.

United States other services revenues of $48.5 million for the three months ended June 30, 2002, which include those operations which principally provide consulting and maintenance services, decreased by $10.3 million from $58.8 million for the same three months in 2001. Revenues for the six months ended June 30, 2002 were $99.2 million compared to $104.4 million in the same period in the prior year, a $5.2 million decrease. The decrease in revenues for both the three and six month periods was primarily attributable to a decrease in telecommunications industry related work associated with the general slow-down in that industry, partially offset by an increase in facilities services maintenance contracts.

Revenues of Canada construction and facilities services for the three months ended June 30, 2002 were $84.1 million compared to $39.9 million for the three months ended June 30, 2001. Revenues for the six months ended June 30, 2002 were $138.7 million compared to $77.8 million in the same period in the prior year. The increase in revenues for the both three and six month periods was primarily attributable to the start-up of work on certain long-term jobs, partially offset by a reduced number of "fast-track" type jobs in the same period in the prior year.

Revenues of United Kingdom construction and facilities services business units for the three months ended June 30, 2002 were $122.3 million compared to $118.6 million for the three months ended June 30, 2001. Revenues for the six months ended June 30, 2002 were $231.4 million compared to $244.3 million in the same period in the prior year. The increase in the three month period was principally attributable to growth in the facilities services market offsetting a decrease in the construction market. The decrease in revenues in the six month period was principally attributable to fewer bid opportunities within the construction market, offset partially by growth in the facilities services market.

Other international construction and facilities services revenues primarily consists of EMCOR's operations in the Middle East, South Africa and Europe. Revenues from those markets for the three and six months ended June 30, 2002 decreased by $5.1 million and $6.0 million, respectively, compared to the same periods in the prior year. All of the 2002 projects in these markets are being performed by joint ventures, while in 2001 certain projects in Europe performed entirely by EMCOR and therefore recorded as revenues. The results of these joint venture operations are accounted for under the equity method of accounting because EMCOR has less than majority ownership in these joint ventures, and, accordingly, revenues attributable to such joint ventures are not reflected as revenues in the consolidated financial statements. EMCOR continues to pursue new business selectively in these markets; however, the availability of opportunities has been significantly reduced as a result of local economic factors, particularly in the Middle East.

Cost of sales and Gross profit

The following table presents EMCOR's cost of sales, gross profit, and gross profit as a percentage of revenues (in thousands, except for percentages):

                                             For the three months ended June 30,
                                             -----------------------------------
                                                       2002              2001
                                                       ----              ----
Cost of sales                                      $866,183          $776,762
Gross profit                                       $120,216          $ 92,744
Gross profit, as a percentage of revenues             12.2%             10.7%

                                               For the six months ended June 30,
                                               ---------------------------------
                                                       2002              2001
                                                       ----              ----
Cost of sales                                    $1,587,096        $1,533,798
Gross profit                                     $  209,602        $  173,263
Gross profit, as a percentage of revenues             11.7%             10.1%


Gross profit (revenues less cost of sales) increased $27.5 million for the three months ended June 30, 2002 to $120.2 million compared to $92.7 million for the three months ended June 30, 2001. As a percentage of revenues, gross profit increased to 12.2% from 10.7% for the three months ended June 30, 2002 and 2001, respectively. Gross profits for the six months ended June 30, 2002 of $209.6 million were $36.3 million higher than the $173.3 million in the same period last year. As a percentage of revenues, gross profit increased to 11.7% from 10.1% for the six months ended June 30, 2002 and 2001, respectively. The dollar increase in gross profit in both the three and six month periods, as well as the increase in gross profit as a percentage of revenues in those periods, was primarily due to gross profit of $24.2 million and $31.3 million earned by the acquired Comfort companies in the three and six month periods, respectively. The increase in gross profits of $3.3 million and $5.0 million attributable to
EMCOR's other subsidiaries in both the three and six month periods, respectively, was due to the type and location of construction and facilities services contracts performed. During those periods, EMCOR companies performed well in the New York and northern California markets and on several transportation infrastructure and power plant projects.

Selling, general and administrative expenses

The following table presents EMCOR's selling, general and administrative expenses, and selling, general and administrative expenses as a percentage of revenues (in thousands, except for percentages):

                                             For the three months ended June 30,
                                             -----------------------------------
                                                           2002         2001
                                                           ----         ----
Selling, general and administrative expenses             $93,292      $70,230
Selling, general and administrative expenses,
 as a percentage of revenues                                9.5%         8.1%


                                               For the six months ended June 30,
                                               ---------------------------------
                                                           2002         2001
                                                           ----         ----
Selling, general and administrative expenses            $170,147     $138,582
Selling, general and administrative expenses,
 as a percentage of revenues                                9.5%         8.1%



Selling, general and administrative expenses for the three months ended June 30, 2002 increased $23.1 million to $93.3 million from $70.2 million in the same period last year. Selling, general and administrative expenses as a percentage of revenues were 9.5% for the three months ended June 30, 2002 compared to 8.1% for the three months ended June 30, 2001. Selling, general and administrative expenses for the six months ended June 30, 2002 were $170.1 million, an increase of $31.5 million compared to $138.6 million for the six months ended June 30, 2001. Selling, general and administrative expenses as a percentage of revenues were 9.5% for the six months ended June 30, 2002, compared to 8.1% for the six months ended June 30, 2001. For the three and six month periods ended June 30, 2002 the increase in selling, general and administrative expense, and the
increase  as  a  percentage  of  revenues   compared  to  the  prior  year,  was
attributable to $17.7 million and $23.6 million of expenses, respectively, of the acquired Comfort companies. An increase in selling, general and administrative expense of $5.4 million and $7.9 million compared to the prior year for the three and six month periods, respectively, related primarily to higher historical variable selling, general and administrative expenses associated with certain markets in which EMCOR is currently generating more of its gross profits than it had in 2001. The increases were partially offset by expense reductions in order to adjust to current market conditions.

Beginning in 2002, the amortization of goodwill is no longer required per Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Amortization expense for the three and six months ended June 30, 2001 was $1.4 million and $2.7 million, respectively.

Operating income

The following table presents EMCOR's operating income, and operating income as a percentage of segment revenues (in thousands, except for percentages):

                                                                        For the three months ended June 30,
                                                                        -----------------------------------
                                                                                  % of                      % of
                                                                                 Segment                   Segment
                                                                     2002       Revenues       2001       Revenues
                                                                     ----       --------       ----       --------
Operating income (loss):
  United States electrical construction and facilities services    $14,514         5.0%      $16,505         4.6%
  United States mechanical construction and facilities services     19,711         4.5%       11,393         3.9%
  United States other services                                        (247)                   (1,364)
                                                                   -------                   -------
  Total United States operations                                    33,978         4.4%       26,534         3.8%
  Canada construction and facilities services                          693         0.8%          344         0.9%
  United Kingdom construction and facilities services                  665         0.5%        2,406         2.0%
  Other international construction and facilities services             230                      (897)
  Corporate administration                                          (8,642)                   (7,226)
                                                                   --------                  -------
  Total worldwide operations                                        26,924         2.7%       21,161         2.4%

  Other corporate items:
     Interest expense                                                 (823)                   (1,754)
     Interest income                                                   378                     1,511
                                                                   -------                   -------
  Income before income taxes                                       $26,479                   $20,918
                                                                   =======                   =======

                                                                         For the six months ended June 30,
                                                                         ---------------------------------
                                                                                  % of                      % of
                                                                                 Segment                   Segment
                                                                     2002       Revenues       2001       Revenues
                                                                     ----       --------       ----       --------
Operating income (loss)
  United States electrical construction and facilities services    $30,971         5.4%      $31,009         4.5%
  United States mechanical construction and facilities services     26,495         3.5%       16,460         2.8%
  United States other services                                      (1,216)                   (3,290)
                                                                   -------                   -------
  Total United States operations                                    56,250         3.9%       44,179         3.2%
  Canada construction and facilities services                          235         0.2%          971         1.2%
  United Kingdom construction and facilities services                 (347)                    2,342         1.0%
  Other international construction and facilities services             (57)                   (1,437)
  Corporate administration                                         (16,626)                  (14,048)
                                                                   -------                   -------
  Total worldwide operations                                        39,455         2.2%       32,007         1.9%

  Other corporate items:
     Interest expense                                               (1,340)                   (3,973)
     Interest income                                                 1,312                     2,988
                                                                   -------                   -------
  Income before income taxes                                       $39,427                   $31,022
                                                                   =======                   =======

EMCOR had operating income of $26.9 million and $21.2 million for the three months ended June 30, 2002 and 2001, respectively. Operating income was $39.5 million and $32.0 million for the six months ended June 30, 2002 and 2001, respectively. The increase of $5.7 million and $7.5 million in operating income for the three and six month periods ended June 30, 2002 as compared to the same periods in 2001 was due primarily to operating income of the acquired Comfort companies.

United States electrical construction and facilities services operating income (before deduction of general corporate and other expenses discussed below) for the three months ended June 30, 2002 was $14.5 million or 5.0% of revenues compared to $16.5 million or 4.6% of revenues for the three months ended June 30, 2001. Operating income for the three months ended June 30, 2002 compared to the same period in 2001 was favorably impacted by increased activity from power plant and transportation infrastructure construction projects on the west and east coasts and increased operating income from various activities in the Salt Lake City and Ohio markets offset by a reduction in the "fast-track" work.

Operating income for the six months ended June 30, 2002 was $31.0 million, or 5.4% of revenues, compared to $31.0 million, or 4.5% of revenues, for the six months ended June 30, 2001. The increase in operating income as a percentage of revenues for the six month period was due to good performance on power plant and transportation infrastructure construction projects, in addition to other construction and facilities services activities performed in the New York City, Salt Lake City and Ohio markets.

United States mechanical construction and facilities services operating income for the three months ended June 30, 2002 was $19.7 million, or 4.5% of revenues, compared to $11.4 million, or 3.9% of revenues, for the three months ended June 30, 2001. Operating income for the six months ended June 30, 2002 was $26.5 million or 3.5% of revenues compared to $16.5 million or 2.8% of revenues for the six months ended June 30, 2001. The $8.3 million and $10.0 million increases in operating income for the three and six months periods, respectively, were primarily attributable to (i) results of operations for the acquired Comfort companies, (ii) power plant construction activity on the west and east coasts, and (iii) improved results for EMCOR's Poole & Kent subsidiary operations which had losses in the prior year. The prior year Poole & Kent losses had been primarily attributable to its operations in the North and South Carolina markets, which operations have since been significantly reduced.

United States other services operating losses were $0.3 million and $1.4 million for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, operating losses were $1.2 million and $3.3 million, respectively. The decrease in operating losses for both the three and six month periods was primarily attributable to an increase in gross profit and a decrease in selling, general and administrative expenses as these operations have become more established and thus require less overhead spending.

Canada construction and facilities services operating income was $0.7 million compared to $0.3 million operating income for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002, operating income was $0.2 million compared to operating income of $1.0 million for the same period in the prior year. The $0.4 million increase in operating income for the three months ended June 30, 2002 was due to an increase in activities compared to the prior year on long-term contracts. The decrease in operating income for the six months ended June 30, 2002 compared to the prior year was primarily due to a reduction in the number of fast-track type jobs and a slower rate of work on the long-term contracts that result in profit recognition over a longer time period.

United Kingdom construction and facilities services operating income for the three months ended June 30, 2002 was $0.7 million compared to operating income of $2.4 million in the same period of the prior year. For the six months ended June 30, 2002, operating loss was $0.4 million compared to operating income of $2.3 million for the same period in the prior year. The decrease in operating income for both the three months and six months ended June 30, 2002 compared to the same periods in 2001 was attributable to the type of jobs and locations of jobs in the current period. The facilities services business continues to realize increased revenues and operating income while the construction market has slowed since last year.

Other international construction and facilities services operating income was $0.2 million for the three months ended June 30, 2002 compared to an operating loss of $0.9 million for three months ended June 30, 2001. The operating loss of $0.06 million for the six months ended June 30, 2002 decreased compared to an operating loss of $1.4 million for the same period in the prior year. EMCOR continues to pursue new business selectively in the Middle East, South African and European markets; however, the availability of opportunities has been significantly reduced as a result of local economic factors, particularly in the Middle East.

General corporate expenses for the three months ended June 30, 2002 were $8.6 million compared to $7.2 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, general corporate expenses were $16.6 million compared to $14.0 million for the same period in the prior year. The increase in general corporate expenses for both the three and six month periods was primarily due to the expansion of operations support activities such as information technology infrastructure, human resources and communications in order to meet the level of service expected by our clients, in addition to an increase in variable compensation expense for the value of Restricted Stock Units.

Interest expense for the three months ended June 30, 2002 and 2001 was $0.8 million and $1.8 million, respectively. Interest expense for the six months ended June 30, 2002 and 2001 was $1.3 million and $4.0 million, respectively. Interest income decreased $1.1 million and $1.7 million for the three and six months ended June 30, 2002, respectively, compared to the same periods in 2001 due to reduced cash on hand because of $167.6 million of cash used for acquisitions and earn-out payments in the current year. The decreased interest expense in the 2002 three and six month periods, when compared to the same three and six month periods in 2001, was primarily due to the conversion of $115.0 million of EMCOR's 5.75% Convertible Subordinated Notes, net of related deferred financing costs, into approximately 4.2 million shares of EMCOR common stock in May and June of 2001.

The income tax provision increased to $11.7 million for the three months ended June 30, 2002 versus $9.3 million for the same period in 2001. For the six months ended June 30, 2002, the income tax provision was $17.3 million versus $13.7 million for the six months ended June 30, 2001. The increase in this provision was primarily due to increased income before taxes. The effective income tax rate was 44% in all periods presented.

EMCOR's contract backlog was $2.8 billion at June 30, 2002 and $2.4 billion at December 31, 2001. The increase in backlog was primarily due to the acquired Comfort companies' backlog of $0.3 billion.

EMCOR's contract backlog at June 30, 2002 was $2.8 billion compared to $2.0 billion at June 30, 2001. The increase was primarily attributable to the acquired Comfort companies' backlog of $0.3 billion plus a net increase of $0.5 million for projects awarded in the United States, the United Kingdom and Canada.

Liquidity and Capital Resources

The following table presents EMCOR's net cash provided by (used in) operating activities, investing activities and financing activities (in thousands):

                                                          For the six months
                                                            ended June 30,
                                                   -----------------------------
                                                       2002              2001
                                                       ----              ----
Net cash provided by operating activities            $  68,086          $35,886
Net cash used in investing activities                $(167,848)         $(9,147)
Net cash (used in) provided by financing activities  $    (288)         $ 1,298


EMCOR's consolidated cash balance decreased by approximately $100.1 million from $189.8 million at December 31, 2001 to $89.7 million at June 30, 2002 primarily due to use of cash for the acquisition of the Comfort companies, partially offset by net cash provided by operating activities. Net cash provided by operating activities of $68.1 million for the six months ended June 30, 2002 represented a $32.2 million increase from the net cash provided by operating activities of $35.9 million in the same period last year. The increase in net cash provided by operating activities was primarily attributable to increased net income and decreased accounts receivable and an increase in accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts.

Net cash used in investing activities of $167.8 million for the six months ended June 30, 2002 increased by $158.7 million compared to $9.1 million of net cash used in investing activities in the same period last year. The increase was due primarily to payments for the acquired Comfort companies of $160.1 million and earn-out payments for prior acquisitions of $4.5 million which were offset partially by a decrease in EMCOR's investments, notes and other long-term receivables. Net cash used in financing activities of $0.3 million represented a $1.6 million decrease from the net cash provided by financing activities of $1.3 million for the six months ended June 30, 2001. The increase in net cash provided by financing activities was attributable to proceeds from the exercise of stock options offset by a reduction in net repayments of long-term debt and capital lease payments.

As of June 30, 2002, EMCOR's total borrowing capacity under its revolving credit facility was $150.0 million. EMCOR had approximately $28.3 million of letters of credit outstanding under the revolving credit facility as of that date. There were no revolving loans outstanding as of June 30, 2002 and December 31, 2001 under the revolving credit facility.

A subsidiary of EMCOR has guaranteed indebtedness of a venture in which it has a 40% interest; the other venture partner, Baltimore Gas and Electric, has a 60% interest. The venture designs, constructs, owns, operates, leases and maintains facilities to produce chilled water for sale to customers for use in cooling. These guarantees are not expected to have a material adverse effect on EMCOR's financial position or results of operations. Under one guarantee, each of the venturers is jointly and severally liable for the venture's $25.0 million borrowing due December 2031. The other guarantee is related to the venture's $50.0 million revolving credit facility expiring September 2002 under which EMCOR's subsidiary may be responsible for 40% of the indebtedness.

EMCOR believes that current cash balances and borrowing capacity available under its line of credit, combined with cash expected to be generated from operations, will be sufficient to provide short-term and foreseeable long-term liquidity and meet expected capital expenditure requirements.

The primary source of liquidity for EMCOR has been, and is expected to continue to be, cash generated by operating activities. EMCOR also maintains a credit facility that may be utilized, among other things, to meet short-term liquidity needs in the event that net cash generated by operating activities is insufficient or to enable EMCOR to participate in joint ventures or to make acquisitions that may require access to cash on short notice.

Long-term liquidity requirements can be expected to be met through cash generated from operating activities, the credit facility, and the sale of various secured or unsecured debt or equity interests in the public and private markets. Based on its current credit rating and financial condition, EMCOR can reasonably expect to be able to issue medium-to long-term debt instruments or equity. EMCOR's primary revenue risk factor continues to be the level of demand for non-residential construction services, which is in turn influenced by macroeconomic trends including interest rates and government economic policy. In order to provide protection against demand cycles in private sector construction services, EMCOR has increased its participation, and its backlog of contracts, in the public sector and in the facilities services sector.

New Accounting Pronouncements

EMCOR has adopted the following accounting standards issued by the Financial Accounting Standards Board ("FASB"): Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangibles assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. After the initial impairment review required by SFAS 142, EMCOR has determined that the adoption of SFAS 142 did not result in the impairment of the carrying value of its existing goodwill.

The FASB has issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model based on the framework established in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 144 provides accounting guidance for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS 121. This statement also supercedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", ("APB 30") for the disposal of a segment of a business. The adoption of SFAS 144, which was effective January 1, 2002, did not have a material impact on EMCOR's results of operations, financial position or cash flows.

Critical Accounting Policies

EMCOR's significant accounting policies are described in Note B to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2001. EMCOR believes its most critical accounting policy is revenue recognition from long-term contracts for which EMCOR uses the percentage-of-completion method of accounting. Percentage-of-completion accounting is the prescribed method of accounting for long-term contracts in accordance with accounting principles generally accepted in the United States and, accordingly, the method used for revenue recognition within EMCOR's industry. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for each contract at completion. Certain of EMCOR's electrical contracting business units measure percentage-of-completion by the percentage of labor costs incurred to date for each contract to the estimated total labor costs for such contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Application of percentage-of-completion accounting results in the recognition of costs and estimated earnings in excess of billings on uncompleted contracts within the consolidated balance sheets. Costs and estimated earnings in excess of billings on uncompleted contracts reflected on the consolidated balance sheets arise when revenues have been recognized but the amounts cannot be billed under the terms of the contracts. Such amounts are recoverable from customers based on various measures of performance, including achievement of certain milestones, completion of specified units or completion of the contract. Costs and estimated earnings in excess of billings on uncompleted contracts also includes amounts EMCOR seeks or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price, or other customer-related causes of unanticipated additional contract costs. Such amounts are recorded at estimated net realizable value. Due to uncertainties inherent within estimates employed to apply percentage-of-completion accounting, it is possible that estimates will be revised as project work progresses. Application of percentage-of-completion accounting requires that the impact of those revised estimates be reported in the consolidated financial statements prospectively.

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

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

On July 31, 1998, a former employee of a subsidiary of EMCOR filed a class-action complaint on behalf of the participants in two employee benefit plans sponsored by EMCOR against EMCOR and other defendants for breach of fiduciary duty under the Employee Retirement Income Security Act. All of the claims relate to alleged acts or omissions which occurred during the period May 1991 to December 1994. The principal allegations of the complaint are that the defendants breached their fiduciary duties by causing the plans to purchase and hold stock of EMCOR when it was then known as JWP, Inc. and when the defendants knew or should have known it was imprudent to do so. On May 3, 2002 the court before which the class action was pending issued an order and final judgment (i) approving a settlement of the action that had been reached by the parties and
(ii) dismissing the action. The amount to be paid by EMCOR in connection with the settlement is not material.

There have been no new developments during the quarter ended June 30, 2002 regarding other legal proceedings reported in EMCOR's Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 19, 2002 EMCOR held its annual meeting of stockholders.

(a) Each of the six individuals nominated for election as a director of EMCOR for the ensuing year was elected. The six directors constituted all of the members of the Board of Directors of EMCOR.

       Name                                Votes For             Votes Withheld
       ----                                ---------             --------------
       Stephen W. Bershad                  13,186,698                 137,469
       David A. B. Brown                   13,187,998                 136,169
       Albert Fried, Jr.                   13,124,193                 199,974
       Richard F. Hamm, Jr.                13,186,543                 137,624
       Frank T. MacInnis                   13,188,093                 136,114
       Kevin C. Toner                      13,187,498                 136,669

       There were no broker non-votes.

(b) The stockholders voted upon a proposal to ratify the appointment by the Audit Committee of the Board of Directors of Ernst & Young LLP, certified public accountants, as EMCOR's independent public accountants for 2002. 13,263,212 shares voted in favor of ratification, 58,445 shares voted against ratification, and 2,510 shares abstained from voting thereon. There were no broker non-votes.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits
                                                   Incorporated by Reference to,
       Exhibit No      Description                 or Page Number
       ----------      -----------                 -----------------------------

       11              Computation of Basic        Note C of the Notes
                       EPS and Diluted EPS         to the Condensed Consolidated
                       for the three and six       Financial Statements
                       months ended June 30,
                       2002 and 2001

(b) The following reports on Form 8-K were filed during the quarter ended June 30, 2002:

     (1) Current Report on Form 8-K/A - Amendment to Current Report on Form 8-K dated March 13, 2002 which disclosed the acquisition of certain companies of Comfort Systems USA, Inc., dated May 15, 2002; and

     (2) Current Report on Form 8-K - Changes in Registrant's Certifying Accountant, dated May 13, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    EMCOR GROUP, INC.
                                     -------------------------------------------
                                                       (Registrant)


Date:  July 25, 2002             By:               /s/FRANK T. MACINNIS
                                     -------------------------------------------
                                                    Frank T. MacInnis
                                                 Chairman of the Board of
                                                      Directors and
                                                 Chief Executive Officer


Date:  July 25, 2002             By:               /s/LEICLE E. CHESSER
                                     -------------------------------------------
                                                    Leicle E. Chesser
                                                 Executive Vice President
                                                and Chief Financial Officer


Date:  July 25, 2002             By:               /s/ MARK A. POMPA
                                     -------------------------------------------
                                                      Mark A. Pompa
                                                    Vice President and
                                                        Controller