Form 10-Q
period 2002-09-30
EMCOR GROUP INC
filed 2002-10-23
CIK 105634

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

                For the quarterly period ended September 30, 2002
                               ------------------

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

             For the transition period from __________ to __________
--------------------------------------------------------------------------------

                          Commission file number 0-2315
                                     ------

                                EMCOR Group, Inc.
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                            11-2125338
-------------------------------                     ----------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification Number)

101 Merritt Seven Corporate Park
     Norwalk, Connecticut                                 06851-1060
---------------------------------------                   ----------
(Address of principal executive offices)                  (Zip Code)

        (203) 849-7800
-------------------------------
(Registrant's telephone number)

                                       N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days. Yes X   No ___
                                             ---     ---


                      Applicable Only To Corporate Issuers
     Number of shares of Common Stock outstanding as of the close of business on October 21, 2002: 14,907,973 shares.

                                                               EMCOR GROUP, INC.
                                                                     INDEX


                                                                        Page No.


PART I - Financial Information

Item 1     Financial Statements

           Condensed Consolidated Balance Sheets -
           as of September 30, 2002 and December 31, 2001                      1

           Condensed Consolidated Statements of Operations -
           three months ended September 30, 2002 and 2001                      3

           Condensed Consolidated Statements of Operations -
           nine months ended September 30, 2002 and 2001                       4

           Condensed Consolidated Statements of Cash Flows -
           nine months ended September 30, 2002 and 2001                       5

           Condensed Consolidated Statements of Stockholders'
           Equity and Comprehensive Income -
           nine months ended September 30, 2002 and 2001                       6

           Notes to Condensed Consolidated Financial Statements                7


Item 2     Management's Discussion and Analysis of Results of Operations
           and Financial Condition                                            16

Item 4     Controls and Procedures                                            25

PART II - Other Information


Item 1     Legal Proceedings                                                  26

Item 4     Submission of Matters to a Vote of Security Holders                26

Item 6     Exhibits and Reports on Form 8-K                                   26

PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
--------------------------------------------------------------------------------
                                                    September 30,   December 31,
                                                        2002           2001
                                                     (Unaudited)
--------------------------------------------------------------------------------

                           ASSETS

Current assets:
    Cash and cash equivalents                       $   88,853        $  189,766
    Accounts receivable, net                           926,291           777,102
    Costs and estimated earnings in excess
        of billings on uncompleted contracts           237,296           221,272
    Inventories                                         10,536             7,158
    Prepaid expenses and other                          25,693            22,026
                                                    ----------        ----------

        Total current assets                         1,288,669         1,217,324

Investments, notes and other long-term
    receivables                                         26,604            16,817

Property, plant and equipment, net                      55,966            42,548

Goodwill, net                                          186,862            56,011

Other assets                                            23,064            16,964
                                                    ----------        ----------

        Total assets                                $1,581,165        $1,349,664
                                                    ==========        ==========


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
--------------------------------------------------------------------------------
                                                   September 30,    December 31,
                                                       2002             2001
                                                   (Unaudited)
--------------------------------------------------------------------------------

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt and
       capital lease obligations                    $   22,193       $      947
    Accounts payable                                   361,916          313,227
    Billings in excess of costs and estimated
       earnings on uncompleted contracts               404,882          319,165
    Accrued payroll and benefits                       138,107          121,196
    Other accrued expenses and liabilities             101,420           99,726
                                                    ----------       ----------

       Total current liabilities                     1,028,518          854,261

    Long-term debt and capital lease obligations           815              848

    Other long-term obligations                         82,371           72,622
                                                    ----------       ----------

       Total liabilities                             1,111,704          927,731
                                                    ----------       ----------

Stockholders' equity:
    Preferred stock, $0.10 par value, 1,000,000
       shares authorized, zero issued and outstanding       --               --
    Common stock, $0.01 par value, 30,000,000 shares
       authorized, 14,905,896  and 14,815,007 shares
       issued and outstanding, respectively                159              159
    Capital surplus                                    311,122          307,636
    Accumulated other comprehensive loss                (2,940)          (5,424)
    Retained earnings                                  177,956          136,398
    Treasury stock, at cost 1,131,985 shares           (16,836)         (16,836)
                                                    ----------       ----------
       Total stockholders' equity                      469,461          421,933
                                                    ----------       ----------
Total liabilities and stockholders' equity          $1,581,165       $1,349,664
                                                    ==========       ==========



See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)
--------------------------------------------------------------------------------

Three months ended September 30,                       2002              2001
--------------------------------------------------------------------------------

Revenues                                            $1,052,285          $848,629
Cost of sales                                          923,052           747,762
                                                    ----------          --------

Gross profit                                           129,233           100,867
Amortization of goodwill                                    --             1,275
Selling, general and administrative expenses            93,375            73,357
                                                    -----------         --------

Operating income                                        35,858            26,235
Interest (expense) income, net                          (1,073)            1,070
                                                    -----------         --------

Income before income taxes                              34,785            27,305
Income tax provision                                    15,306            12,014
                                                    ----------          --------

Net income                                          $   19,479          $ 15,291
                                                    ==========          ========

Basic earnings per share                            $     1.31          $   1.03
                                                    ==========          ========

Diluted earnings per share                          $     1.26          $   1.00
                                                    ==========          ========


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)
------------------------------------------------------------- ------------------

Nine months ended September 30,                        2002              2001
------------------------------------------------------------- ------------------

Revenues                                            $2,848,983        $2,555,690
Cost of sales                                        2,510,148         2,281,560
                                                    ----------        ----------

Gross profit                                           338,835           274,130
Amortization of goodwill                                    --             3,949
Selling, general and administrative expenses           263,522           211,939
                                                    ----------        ----------

Operating income                                        75,313            58,242
Interest (expense) income, net                          (1,101)               85
                                                    ----------        ----------

Income before income taxes                              74,212            58,327
Income tax provision                                    32,654            25,757
                                                    ----------        ----------

Net income                                          $   41,558        $   32,570
                                                    ==========        ==========

Basic earnings per share                            $     2.80        $     2.64
                                                    ==========        ==========

Diluted earnings per share                          $     2.69        $     2.25
                                                    ==========        ==========


See Notes to Condensed Consolidated Financial Statements.

 EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
--------------------------------------------------------------------------------

   Nine months ended September 30,                          2002          2001
--------------------------------------------------------------------------------

   Cash flows from operating activities
       Net income                                         $  41,558    $ 32,570
       Depreciation and amortization                         11,477       9,272
       Amortization of goodwill                                  --       3,949
       Other non-cash expenses                                2,421      27,401
       Changes in operating assets and liabilities,
         excluding the effect of business acquired           34,657     (19,507)
                                                          ---------    ---------
   Net cash provided by operating activities                 90,113      53,685
                                                          ---------    ---------

   Cash flows from investing activities:
       Payments for acquisitions of businesses, net of
          cash acquired, and related earn-out agreements   (169,787)     (6,636)
       Proceeds from sale of assets                             987       1,066
       Purchase of property, plant and equipment            (12,935)    (12,646)
       Net (increase) decrease in investments                (9,641)         94
                                                          ---------    --------
   Net cash used in investing activities                   (191,376)    (18,122)
                                                          ---------    --------
   Cash flows from financing activities:.......
       Net repayments of long-term debt and capital lease
          obligations                                        (1,047)       (462)
       Net proceeds from exercise of stock options            1,397       1,946
                                                          ---------    --------
   Net cash provided by financing activities                    350       1,484
                                                          ---------    --------
   (Decrease) increase in cash and cash equivalents        (100,913)     37,047
   Cash and cash equivalents at beginning of year           189,766     137,685
                                                          ---------    --------
   Cash and cash equivalents at end of period             $  88,853    $174,732
                                                          =========    ========

Supplemental cash flow information:
   Cash paid for:

       Interest                                           $   5,413    $  3,567
       Income taxes                                       $  41,059    $  4,513

   Non-cash financing activities:

       Debt assumed in acquisition                        $  22,115          --
       5 3/4% Convertible Subordinated Notes due
         2005, converted into common stock                       --    $115,000

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(In thousands) (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                     Accumulated
                                                                        other
                                            Common      Capital     comprehensive     Retained    Treasury   Comprehensive
                                Total       stock       surplus       loss (1)        earnings      stock         income
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2001      $233,503      $117       $167,742       $(3,906)       $ 86,386     $(16,836)
  Net income                    32,570        --             --            --          32,570           --      $32,570
  Foreign currency translation
   adjustments                  (1,197)       --             --        (1,197)             --           --       (1,197)
                                                                                                                -------
  Comprehensive income              --        --             --            --              --           --      $31,373
                                                                                                                =======
  Provision in lieu of
   income taxes                 21,449        --         21,449            --              --           --
  Common stock issued under
   stock option plans            1,946        --          1,946            --              --           --
  Conversion of  5 3/4%
   convertible subordinated
   notes (2)                   113,874        42        113,832            --              --           --
  Value of Restricted Stock
   Units (3)                     2,050        --          2,050            --              --           --
                              --------      ----       --------       -------        --------     --------
Balance, September 30, 2001   $404,195      $159       $307,019       $(5,103)       $118,956     $(16,836)
                              ========      ====       ========       =======        ========     ========

Balance, January 1, 2002      $421,933      $159       $307,636       $(5,424)       $136,398     $(16,836)
  Net income                    41,558        --             --            --          41,558           --      $41,558
  Foreign currency translation
   adjustments                   2,484        --             --         2,484              --           --        2,484
                                                                                                                -------
  Comprehensive income              --        --             --            --              --           --      $44,042
                                                                                                                =======
  Common stock issued under
   stock option plans            1,397        --          1,397            --              --           --
  Value of Restricted Stock
   Units (3)                     2,089        --          2,089            --              --           --
                              --------      ----       --------       -------        --------     --------
Balance, September 30, 2002   $469,461      $159       $311,122       $(2,940)       $177,956     $(16,836)
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


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE A  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by EMCOR Group, Inc. and Subsidiaries ("EMCOR"), without audit, pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Readers of this report should refer to the consolidated financial statements and the notes thereto included in EMCOR's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

In the opinion of EMCOR, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly the financial position of EMCOR and the results of its operations. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

Certain reclassifications of prior year amounts have been made to conform to current year presentation.

NOTE B  Acquisition of Businesses

On March 1, 2002, EMCOR acquired nineteen subsidiaries of Comfort Systems USA, Inc. ("Comfort"). Accordingly, the Consolidated Results of Operations for EMCOR for the three and nine months ended September 30, 2002 include the results of operations for the acquired companies since March 1, 2002. The purchase price paid for a 100% voting interest of the acquired Comfort Companies was $186.25 million and was comprised of $164.15 million in cash and $22.1 million by assumption of Comfort's notes payable to former owners of certain of the acquired companies. Pursuant to the terms of the acquisition agreement an additional $7.1 million of purchase price was paid by EMCOR to Comfort subsequent to the acquisition date due to a working capital adjustment related to excess cash and/or net assets in the opening balance sheet. The acquisition was paid with $114.15 million of EMCOR's funds and $50.0 million from borrowings under EMCOR's revolving credit facility. The acquired companies, which are based predominantly in the Midwest United States and New Jersey, are active in the installation and maintenance of mechanical systems and the design and installation of process and fire protection systems. Services are provided to a wide variety of industries, including the food processing, pharmaceutical and manufacturing/distribution sectors.

EMCOR believes the addition of these companies, which are in geographic markets where EMCOR did not have significant presence, will further EMCOR's goal of market and geographic diversification. Additionally, the acquisition creates more opportunities for EMCOR companies to collaborate on national facilities services contracts. These factors contributed to preliminary goodwill of $122.2 million, which represents the excess of purchase price paid to the estimated fair value of the net assets at date of acquisition.

The Comfort acquisition is being accounted for in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 is discussed further in Note C, "Significant Accounting Policies." The cost of the acquisition was preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. EMCOR is currently finalizing the fair value of these assets and liabilities. Therefore, the allocation of the purchase price is subject to adjustment.

The following table summarizes the preliminary purchase price allocation related to the aforementioned acquisition (in thousands):

                                                At Sept. 30, 2002
                                                -----------------

Current assets, including cash acquired              $161,197
Property, plant and equipment                          11,384
Goodwill                                              122,187
Other assets                                            3,184
                                                     --------
   Total assets acquired                              297,952
                                                     --------

Current liabilities                                   104,299
Long-term obligations                                     288
                                                     --------
   Total liabilities assumed                          104,587
                                                     --------
   Net assets acquired                                193,365
   Notes payable assumed                               22,115
                                                     --------
    Cash purchase price                              $171,250
                                                     ========



The goodwill of $122.2 million was allocated primarily to the United States mechanical construction and facilities services operating segment. It is expected that most of the goodwill associated with the acquisition will be deductible for tax purposes. In accordance with SFAS 141 and SFAS 142, goodwill will not be amortized, while certain other intangible assets that have been identified will be subject to amortization over their useful lives. As of September 30, 2002, $0.3 million of the Notes payable assumed have been paid by EMCOR.


NOTE C  Significant Accounting Policies


EMCOR has adopted the following accounting standards issued by the Financial Accounting Standards Board ("FASB"): SFAS 141 and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS 142 requires goodwill to be tested for impairment on an annual basis and between annual tests under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. After the initial impairment review required by SFAS 142, EMCOR has determined that the adoption of SFAS 142 did not result in the impairment of the carrying value of its existing goodwill.

The following table provides a reconciliation of the prior year's reported net income to adjusted net income had SFAS 142 been applied as of the beginning of fiscal 2001.

                                                                     For the three months ended
                                                                         September 30, 2001
                                               ------------------------------------------------------------------
                                                            Basic                             Diluted
                                               --------------------------------  --------------------------------
                                               Income available                   Income available
                                                   to common          Earnings        to common          Earnings
                                                 stockholders        per share       stockholders       per share
                                               ------------------    ---------    ------------------    ---------
Reported net income attributed to
   EMCOR common stock                             $15,291,000          $1.03         $15,291,000          $1.00

Add back amortization of goodwill,
   net of income tax                                  714,000           0.05             714,000           0.05
                                                  -----------          -----         -----------          -----
Adjusted net income attributed to
   EMCOR common stock                             $16,005,000          $1.08         $16,005,000          $1.05
                                                  ===========          =====         ===========          =====

                                                                     For the nine months ended
                                                                         September 30, 2001
                                               ------------------------------------------------------------------
                                                            Basic                             Diluted
                                               --------------------------------  --------------------------------
                                               Income available                   Income available
                                                   to common          Earnings        to common          Earnings
                                                 stockholders        per share       stockholders       per share
                                               ----------------      ---------    ------------------    ---------
Reported net income attributed to
   EMCOR common stock                             $32,570,000          $2.64         $34,305,395          $2.25

Add back amortization of goodwill,
   net of income tax                                2,211,440           0.18           2,211,440           0.15
                                                  -----------          -----         -----------          -----
Adjusted net income attributed to
   EMCOR common stock                             $34,781,440          $2.82         $36,516,835          $2.40
                                                  ===========          =====         ===========          =====

The changes in the carrying amount of Goodwill during the nine months ended September 30, 2002 were as follows (in thousands):
                                                       For the nine months
                                                      ended Sept. 30, 2002
                                                      ---------------------
Balance at beginning of period                             $ 56,011
Acquisition of businesses                                   123,278
Earn-out payments on acquisitions                             7,573
                                                           --------
Balance at end of period                                   $186,862
                                                           ========

As of September 30, 2002, the purchase accounting related to the acquisition of the companies acquired was preliminary. As such, the allocation of goodwill to operating segments has not been finalized. Preliminarily, however, the goodwill of $122.2 million has been allocated primarily to the United States mechanical construction and facilities services segment.

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

NOTE D  Pro Forma Results of Operations

The following tables present pro forma results of operations including the companies acquired from Comfort as if the acquisition had occurred at the beginning of fiscal 2001. The unaudited pro forma results of operations are not necessarily indicative of the results of operations had the acquisition actually occurred at the beginning of fiscal 2001, nor is it necessarily indicative of future operating results (in thousands, except per share data):

                                           Actual             Pro Forma
                                           ------             ---------
                                             Results of Operations              Pro Forma Results of Operations
                                           For the three months ended               For the nine months ended
                                       ----------------------------------       ---------------------------------
                                         Sept. 30,           Sept. 30,             Sept. 30,           Sept. 30,
                                           2002                2001                  2002                2001
                                         ---------           ---------             ---------           ---------
Revenues                                 $1,052,285          $1,021,597           $2,943,067          $3,054,840
Operating income                         $   35,858          $   35,167           $   75,273          $   80,603
Interest (expense) income, net           $   (1,073)         $      688           $     (939)         $  ( 1,066)
Income before income taxes               $   34,785          $   35,855           $   74,334          $   79,537
Net income                               $   19,479          $   20,079           $   41,627          $   44,541
Basic earnings per share                 $     1.31          $     1.36           $     2.80          $     3.61
Diluted earnings per share               $     1.26          $     1.31           $     2.69          $     2.92



The pro forma results of operations, for segment information, is included in Note G Segment Information.

NOTE E   Earnings Per Share

The following tables summarize EMCOR's calculation of Basic and Diluted Earnings per Share ("EPS") for the three and nine month periods ended September 30, 2002 and 2001:
                                                    Three months ended
                                                    September 30, 2002
                                       -----------------------------------------
                                          Income        Shares        Per Share
                                       (Numerator)    (Denominator)    Amount
                                       -----------------------------------------
Basic EPS
Income available to common
  stockholders                          $19,479,000    14,905,849      $1.31
                                                                       =====
Effect of Dilutive Securities
Options to purchase shares of
  common stock                                   --       560,118
                                        -----------    ----------
Diluted EPS                             $19,479,000    15,465,967      $1.26
                                        ===========    ==========      =====

                                                      Nine months ended
                                                     September 30, 2002
                                       -----------------------------------------

                                          Income         Shares       Per Share
                                       (Numerator)    (Denominator)    Amount
                                       -----------------------------------------

Basic EPS
Income available to common
  stockholders                          $41,558,000    14,866,212      $2.80
                                                                       =====
Effect of Dilutive Securities
Options to purchase shares of
  common stock                                   --       590,183
                                        -----------    ----------
Diluted EPS                             $41,558,000    15,456,395      $2.69
                                        ===========    ==========      =====



                                                     Three months ended
                                                     September 30, 2001
                                       -----------------------------------------

                                          Income          Shares      Per Share
                                       (Numerator)    (Denominator)     Amount
                                       -----------------------------------------

Basic EPS
Income available to common
  stockholders                          $15,291,000    14,801,296      $1.03
                                                                       =====
Effect of Dilutive Securities:
Options to purchase shares of
  common stock                                   --       495,295
                                        -----------    ----------
Diluted EPS                             $15,291,000    15,296,591      $1.00
                                        ===========    ==========      =====

                                                      Nine months ended
                                                     September 30, 2001
                                        ----------------------------------------

                                          Income          Shares      Per Share
                                       (Numerator)    (Denominator)     Amount
                                        ----------------------------------------

Basic EPS
Income available to common
  stockholders                           $32,570,000   12,323,302      $2.64
                                                                       =====
Effect of Dilutive Securities
Convertible Subordinated Notes, including
  assumed interest savings, net of tax     1,735,395    2,430,258
Options to purchase shares of
  common stock                                    --      461,444
                                         -----------   ----------
Diluted EPS                              $34,305,395   15,215,004      $2.25
                                         ===========   ==========      =====


There were no anti-dilutive stock options that were required to be excluded from the calculation of diluted EPS for the three and nine month periods ended September 30, 2002 and 2001.

NOTE F  Long-Term Debt

Long-term debt in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

                                             September 30,        December 31,
                                                 2002                 2001
                                             -------------        ------------
Notes assumed in acquisition of Comfort
 companies                                     $21,815              $   --
Note Payable                                        --                 573
Capitalized lease obligations                      352                 249
Other                                              841                 973
                                               -------              ------
                                                23,008               1,795
Less: current maturities                        22,193                 947
                                               -------              ------
                                               $   815              $  848
                                               =======              ======


The notes assumed in connection with the acquisition of the Comfort companies represent payments due to certain former owners of the acquired companies. The notes assumed accrue interest at a 10% annual interest rate and are payable in full in April 2003. The $573,000 Note Payable outstanding at December 31, 2001 was paid in January 2002.

NOTE G   Segment Information

EMCOR has the following reportable segments: United States electrical construction and facilities services, United States mechanical construction and facilities services, United States other services, Canada construction and facilities services, United Kingdom construction and facilities services and Other international construction and facilities services. The segment "United States other services" primarily represents those operations which principally provide consulting and maintenance services, and "Other international construction and facilities services" represents EMCOR's operations outside of the United States, Canada, and the United Kingdom, primarily South Africa, the Middle East and Europe performing electrical construction, mechanical construction and facilities services. The pro forma information includes the results of operations for the companies acquired from Comfort as if they were acquired by EMCOR effective January 1, 2001.

The following presents information about industry segments and geographic areas (in thousands):

                                                                For the three months ended September 30,
                                                                         As Reported          Pro Forma
                                                               -----------------------------------------
                                                                     2002           2001         2001
                                                                     ----           ----         ----
Revenues from unrelated entities:
  United States electrical construction and facilities services $  291,999      $300,873      $  304,369
  United States mechanical construction and facilities services    458,408       322,167         491,639
  United States other services                                      66,455        57,048          57,048
                                                                ----------      --------      ----------
  Total United States operations                                   816,862       680,088         853,056
  Canada construction and facilities services                       91,329        53,415          53,415
  United Kingdom construction and facilities services              144,094       110,332         110,332
  Other international construction and facilities services              --         4,794           4,794
                                                                ----------      --------      ----------
  Total worldwide operations                                    $1,052,285      $848,629      $1,021,597
                                                                ==========      ========      ==========

Total  revenues:
  United States electrical construction and facilities services $  307,497      $307,006      $  310,502
  United States mechanical construction and facilities services    459,222       328,734         498,206
  United States other services                                      66,857        58,211          58,211
  Less intersegment revenues                                       (16,714)      (13,863)        (13,863)
                                                                ----------      --------      ----------
  Total United States operations                                   816,862       680,088         853,056
  Canada construction and facilities services                       91,329        53,415          53,415
  United Kingdom construction and facilities services              144,094       110,332         110,332
  Other international construction and facilities services              --         4,794           4,794
                                                                ----------      --------      ----------
  Total worldwide operations                                    $1,052,285      $848,629      $1,021,597
                                                                ==========      ========      ==========


                                                                             For the nine months ended September 30,
                                                                      As Reported                          Pro Forma
                                                                -----------------------------------------------------------
                                                                   2002            2001            2002              2001
                                                                ----------      ----------      ----------       ----------
Revenues from unrelated entities:
  United States electrical construction and facilities services $  864,879      $  991,651      $  866,540       $1,001,325
  United States mechanical construction and facilities services  1,213,356         906,006       1,305,779        1,395,482
  United States other services                                     165,300         161,429         165,300          161,429
                                                                ----------      ----------      ----------       ----------
  Total United States operations                                 2,243,535       2,059,086       2,337,619        2,558,236
  Canada construction and facilities services                      229,980         131,197         229,980          131,197
  United Kingdom construction and facilities services              375,468         354,113         375,468          354,113
  Other international construction and facilities services              --          11,294              --           11,294
                                                                ----------      ----------      ----------       ----------
  Total worldwide operations                                    $2,848,983      $2,555,690      $2,943,067       $3,054,840
                                                                ==========      ==========      ==========       ==========

Total  revenues:
  United States electrical construction and facilities services $  889,244      $1,024,130       $ 890,905       $1,033,804
  United States mechanical construction and facilities services  1,215,799         935,680       1,308,222        1,425,156
  United States other services                                     166,910         166,716         166,910          166,716
  Less intersegment revenues                                       (28,418)        (67,440)        (28,418)         (67,440)
                                                                ----------      ----------      ----------       ----------
  Total United States operations                                 2,243,535       2,059,086       2,337,619        2,558,236
  Canada construction and facilities services                      229,980         131,197         229,980          131,197
  United Kingdom construction and facilities services              375,468         354,113         375,468          354,113
  Other international construction and facilities services              --          11,294              --           11,294
                                                                ----------      ----------      ----------       ----------
  Total worldwide operations                                    $2,848,983      $2,555,690      $2,943,067       $3,054,840
                                                                ==========      ==========      ==========       ==========


                                                                For the three months ended September 30,
                                                                     As Reported            Pro Forma
                                                                ----------------------------------------
                                                                     2002         2001          2001
                                                                     ----         ----          ----
Operating income (loss):
  United States electrical construction and facilities services    $21,855       $17,179      $17,757
  United States mechanical construction and facilities services     16,151        15,049       23,403
  United States other services                                       2,497          (396)        (396)
                                                                   -------       -------      -------
  Total United States operations                                    40,503        31,832       40,764
  Canada construction and facilities services                        1,276           366          366
  United Kingdom construction and facilities services                  435           733          733
  Other international construction and facilities services             142            82           82
  Corporate administration                                          (6,498)       (6,778)      (6,778)
                                                                   -------       -------      -------
  Total worldwide operations                                        35,858        26,235       35,167

Other corporate items:
  Interest expense                                                  (1,411)         (408)        (790)
  Interest income                                                      338         1,478        1,478
                                                                   -------       -------      -------
  Income before income taxes                                       $34,785       $27,305      $35,855
                                                                   =======       =======      =======



                                                                             For the nine months ended September 30,
                                                                         As Reported                     Pro Forma
                                                                -----------------------------------------------------------
                                                                   2002            2001            2002             2001
                                                                ----------      ----------      ----------       ----------

Operating income (loss):
  United States electrical construction and facilities services    $52,814         $48,051         $53,071          $49,715
  United States mechanical construction and facilities services     42,650          31,689          42,353           52,386
  United States other services                                       1,290          (3,689)          1,290           (3,689)
                                                                   -------         -------         -------          -------
  Total United States operations                                    96,754          76,051          96,714           98,412
  Canada construction and facilities services                        1,510           1,337           1,510            1,337
  United Kingdom construction and facilities services                   88           3,189              88            3,189
  Other international construction and facilities services              85          (1,469)             85           (1,469)
  Corporate administration                                         (23,124)        (20,866)        (23,124)         (20,866)
                                                                   -------         -------         -------          -------
  Total worldwide operations                                        75,313          58,242          75,273           80,603

Other corporate items:
  Interest expense                                                  (2,751)         (4,381)         (2,589)          (5,532)
  Interest income                                                    1,650           4,466           1,650            4,466
                                                                   -------         -------         -------          -------
  Income before income taxes                                       $74,212         $58,327         $74,334          $79,537
                                                                   =======         =======         =======          =======




                                                                          As Reported
                                                               ----------------------------
                                                                 Sept. 30,        Dec. 31,
                                                                   2002             2001
                                                               -------------    -----------
Total assets:
  United States electrical construction and facilities services   $  330,295     $  417,678
  United States mechanical construction and facilities services      817,651        457,596
  United States other services                                        73,283         60,965
                                                                  ----------     ----------
  Total United States operations                                   1,221,229        936,239
  Canada construction and facilities services                         72,534         62,234
  United Kingdom construction and facilities services                187,549        152,981
  Other international construction and facilities services             3,917         11,497
  Corporate administration                                            95,936        186,713
                                                                  ----------     ----------
  Total worldwide operations                                      $1,581,165     $1,349,664
                                                                  ==========     ==========



ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Unaudited)

Highlights

EMCOR Group, Inc.'s ("EMCOR") revenues for the three months ended September 30, 2002 and 2001 were $1,052.3 million and $848.6 million, respectively. Net income for the three months ended September 30, 2002 was $19.5 million compared to net income of $15.3 million for the three months ended September 30, 2001. Diluted Earnings Per Share ("Diluted EPS") were $1.26 per share for the three months ended September 30, 2002 compared to Diluted EPS of $1.00 per share in the year earlier period.

Revenues for the nine months ended September 30, 2002 and 2001 were $2,849.0 million and $2,555.7 million, respectively. Net income for the nine months ended September 30, 2002 and 2001 was $41.6 million and $32.6 million, respectively. Diluted EPS were $2.69 per share for the nine months ended September 30, 2002 compared to $2.25 per share for the same period in the prior year.

The results of operations for the three and nine months ended September 30, 2002 include results for cettain companies acquired from Comfort Systems USA, Inc. ("Comfort") from the acquisition date of March 1, 2002.

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

Results of Operations

Revenues

The following table presents EMCOR's operating segment revenues and their respective percentage of total revenues (in thousands, except for percentages):

                                                                    For the three months ended September 30,
                                                                    ----------------------------------------
                                                                                % of                  % of
                                                                      2002      Total       2001      Total
                                                                      ----      -----       ----      ----
 Revenues:
   United States electrical construction and facilities services    $  291,999    28%     $300,873     35%
   United States mechanical construction and facilities services       458,408    44%      322,167     38%
   United States other services                                         66,455     6%       57,048      7%
                                                                    ----------            --------
   Total United States operations ...........................          816,862    78%      680,088     80%
   Canada construction and facilities services ..............           91,329     9%       53,415      6%
   United Kingdom construction and facilities services ......          144,094    14%      110,332     13%
   Other international construction and facilities services..               --    --         4,794      1%
                                                                    ----------            --------
   Total worldwide operations ...............................       $1,052,285   100%     $848,629    100%
                                                                    ==========            ========



                                                                    For the nine months ended September 30,
                                                                    ---------------------------------------
                                                                                 % of                 % of
                                                                      2002       Total      2001      Total
                                                                      ----       -----      ----      -----
Revenues:
  United States electrical construction and facilities services    $  864,879     30%   $  991,651     39%
  United States mechanical construction and facilities services     1,213,356     43%      906,006     35%
  United States other services .............................          165,300      6%      161,429      6%
                                                                   ----------           ----------
  Total United States operations ...........................        2,243,535     79%    2,059,086     81%
  Canada construction and facilities services ..............          229,980      8%      131,197      5%
  United Kingdom construction and facilities services ......          375,468     13%      354,113     14%
  Other international construction and facilities services..               --     --        11,294     --
                                                                   ----------          ----------
  Total worldwide operations ...............................       $2,848,983    100%   $2,555,690    100%
                                                                   ==========           ==========

EMCOR's revenues increased $203.7 million for the three months ended September 30, 2002 compared to the third quarter of 2001, primarily due to revenues of $153.8 million derived from the acquired Comfort companies and to increased revenues in Canada and the United Kingdom of $37.9 million and $33.8 million, respectively. Revenues increased by $293.3 million for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, primarily due to revenues of $350.2 million derived from the acquired Comfort companies and to increased revenues in Canada and the United Kingdom of $98.8 million and $21.4 million, respectively. Revenues for the EMCOR United States operations (excluding the acquired Comfort companies) in both the three and nine month periods decreased principally due to a decline in "fast-track" contracts, an increase in longer duration projects which results in revenue recognition over a longer time period and the elimination of new work in the North and South Carolina markets. Revenues for the Canada and United Kingdom segments increased primarily due to long-duration contracts that began to generate revenues in 2002 and increased facilities services revenues, respectively.

Revenues of United States electrical construction and facilities services business units for the three months ended September 30, 2002 were $292.0 million compared to $300.9 million for the three months ended September 30, 2001. Revenues for the nine months ended September 30, 2002 were $864.9 million compared to $991.7 million in the same period a year earlier. The decrease in revenues of $8.9 million and $126.8 million for the three and nine month periods ended September 30, 2002, respectively, when compared to the same period in 2001, was primarily due to a reduction in "fast-track" telecom projects in the current year compared to the prior year. Transportation infrastructure and power plant work, however, remained steady compared to the prior year.

Revenues of United States mechanical construction and facilities services business units for the three months ended September 30, 2002 were $458.4 million compared to $322.2 million for the three months ended September 30, 2001. Revenues for the nine months ended September 30, 2002 were $1,213.4 million compared to $906.0 million in the same period in the prior year. The increase in revenues of $136.2 million for the three month period was attributable to revenues from the acquired Comfort companies of $150.8 million and increased revenues from other operations in the northern California, Denver and Las Vegas markets. This increases in the three month period was partially offset by decreases in revenues from operations in certain markets due to completion of certain large contracts in the prior quarter that have not been replaced with projects in the current quarter. The revenues increase of $307.4 million for the nine month period was primarily derived from revenues from the acquired Comfort companies of $344.3 million and growth in revenues in the northern California market. These increases in the nine month period were partially offset by decreased revenues in operations in some other markets due to fewer fast-track contracts available. Additionally, these increases were offset in both the three and nine month periods by the elimination of new work in the North and South Carolina markets.

United States other services revenues of $66.5 million for the three months ended September 30, 2002, which include those operations which principally provide consulting and maintenance services, increased by $9.4 million from $57.0 million in the same three months in 2001. Revenues for the nine months ended September 30, 2002 were $165.3 million compared to $161.4 million in the same period in the prior year. These increases in revenues for the three and nine month periods were primarily due to an increase in facilities services contracts performed, partially offset by a decline in telecommunications industry related work due to the slow-down in that industry.

Revenues of Canada construction and facilities services for the three months ended September 30, 2002 were $91.3 million compared to $53.4 million for the three months ended September 30, 2001. Revenues for the nine months ended September 30, 2002 were $230.0 million compared to $131.2 million in the same period in the prior year. The increases in revenues for the both three and nine month periods were primarily attributable to the performance of work on certain long-term contracts, partially offset by a reduced number of "fast-track" type contracts in the same period in the prior year.

Revenues from United Kingdom construction and facilities services business units for the three months ended September 30, 2002 were $144.1 million compared to $110.3 million for the three months ended September 30, 2001. Revenues for the nine months ended September 30, 2002 were $375.5 million compared to $354.1 million in the same period in the prior year. The increases in the three and nine month periods were principally attributable to growth in the facilities services market offsetting a decrease in the overall construction market principally resulting in fewer attractive bid opportunities, and thereby causing EMCOR to be more selective in submitting project bids. Construction revenues do not include revenues from certain multi-year rail projects that have been awarded but which will not produce revenues until future periods.

Other international construction and facilities services revenues primarily consists of EMCOR's operations in the Middle East, South Africa and Europe. Revenues from those operations for the three and nine months ended September 30, 2002 decreased by $4.8 million and $11.3 million, respectively, compared to the same periods in the prior year. All of the 2002 projects in these markets are being performed by joint ventures. The results of these joint venture operations are accounted for under the equity method of accounting because EMCOR has less than majority ownership in these joint ventures, and, accordingly, revenues attributable to such joint ventures are not reflected as revenues in the consolidated financial statements. In 2001, certain European projects were performed entirely by EMCOR and therefore revenues were recorded. EMCOR continues to pursue new business selectively in those markets; however, the availability of opportunities has been significantly reduced as a result of local market conditions, particularly in the Middle East.


Cost of sales and Gross profit

The following table presents EMCOR's cost of sales, gross profit, and gross profit as a percentage of revenues (in thousands, except for percentages):

                                        For the three months ended September 30,
                                        ----------------------------------------
                                                     2002              2001
                                                     ----              ----
Cost of sales ................................   $923,052          $747,762
Gross profit..................................   $129,233          $100,867
Gross profit, as a percentage of revenues.....      12.3%             11.9%

                                         For the nine months ended September 30,
                                         ---------------------------------------
                                                     2002              2001
                                                     ----              ----
Cost of sales ................................ $2,510,148        $2,281,560
Gross profit.................................. $  338,835        $  274,130
Gross profit, as a percentage of revenues.....      11.9%             10.7%



Gross profit (revenues less cost of sales) increased $28.4 million for the three months ended September 30, 2002 to $129.2 million compared to $100.9 million for the three months ended September 30, 2001. As a percentage of revenues, gross profit increased to 12.3% from 11.9% for the three months ended September 30, 2002 and 2001, respectively. Gross profit for the nine months ended September 30, 2002 of $338.8 million was $64.7 million higher than the $274.1 million in the same period last year. As a percentage of revenues, gross profit increased to 11.9% from 10.7% for the nine months ended September 30, 2002 and 2001, respectively. The dollar increase in gross profit in both the three and nine month periods, as well as the increase in gross profit as a percentage of revenues in those periods, was primarily due to gross profit of $25.5 million and $56.8 million earned by the acquired Comfort companies in the three and nine month periods, respectively. The increase in gross profit of $2.9 million and $7.9 million attributable to EMCOR's other subsidiaries in both the three and nine month periods, respectively, was due to the type and location of construction and facilities services contracts performed, efficient deployment of local labor, effective procurement of materials and focus on risk management programs.

Selling, general and administrative expenses

The following table presents EMCOR's selling, general and administrative expenses, and selling, general and administrative expenses as a percentage of revenues (in thousands, except for percentages):

                                                           For the three months
                                                            ended September 30,
                                                           --------------------
                                                             2002      2001
                                                             ----      ----
Selling, general and administrative expenses.......        $93,375   $73,357
Selling, general and administrative expenses,
 as a percentage of revenues.......................           8.9%      8.6%

                                                           For the nine months
                                                            ended September 30,
                                                           --------------------
                                                             2002      2001
                                                             ----      ----
Selling, general and administrative expenses.......       $263,522  $211,939
Selling,  general  and  administrative  expenses,
 as a percentage of revenues.......................           9.2%      8.3%


Selling, general and administrative expenses for the three months ended September 30, 2002 increased $20.0 million to $93.4 million from $73.4 million in the same period last year. Selling, general and administrative expenses as a percentage of revenues were 8.9% for the three months ended September 30, 2002 compared to 8.6% for the three months ended September 30, 2001. Selling, general and administrative expenses for the nine months ended September 30, 2002 were $263.5 million, an increase of $51.6 million compared to $211.9 million for the nine months ended September 30, 2001. Selling, general and administrative expenses as a percentage of revenues were 9.2% for the nine months ended September 30, 2002, compared to 8.3% for the nine months ended September 30, 2001. For the three and nine month periods ended September 30, 2002 the increase in selling, general and administrative expense, and the increase as a percentage of revenues compared to the prior year, was attributable to $17.9 million and $41.2 million of expenses, respectively, of the acquired Comfort companies. Exclusive of the acquired Comfort companies, an increase in selling, general and administrative expense of $2.1 million and $10.4 million for the three and nine month periods ended September 30, 2002, respectively, when compared to the same periods in 2001, was primarily attributable to higher variable selling, general and administrative expenses associated with certain markets in which EMCOR is currently generating more of its gross profits than it had in 2001. The increases were partially offset by expense reductions in order to adjust to current market conditions.


Beginning in 2002, the amortization of goodwill is no longer required per Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Goodwill amortization expense for the three and nine months ended September 30, 2001 was $1.3 million and $3.9 million, respectively.

Operating income

The following table presents EMCOR's operating income, and operating income as a percentage of segment revenues (in thousands, except for percentages):

                                                                       For the three months ended September 30,
                                                                       ----------------------------------------
                                                                                  % of                        % of
                                                                                 Segment                    Segment
                                                                     2002        Revenues       2001        Revenues
                                                                     ----        --------       ----        --------
Operating income (loss):
  United States electrical construction and facilities services    $21,855         7.5%        $17,179        5.7%
  United States mechanical construction and facilities services     16,151         3.5%         15,049        4.7%
  United States other services                                       2,497         3.8%           (396)        --
                                                                   -------                     -------
  Total United States operations                                    40,503         5.0%         31,832        4.7%
  Canada construction and facilities services                        1,276         1.4%            366        0.7%
  United Kingdom construction and facilities services                  435         0.3%            733        0.7%
  Other international construction and facilities services             142          --              82        1.7%
  Corporate administration                                          (6,498)         --          (6,778)        --
                                                                   -------                     -------
  Total worldwide operations                                        35,858         3.4%         26,235        3.1%


  Other corporate items:
     Interest expense                                               (1,411)                       (408)
     Interest income                                                   338                       1,478
                                                                   -------                     -------
  Income before income taxes                                       $34,785                     $27,305
                                                                   =======                     =======

                                                                        For the nine months ended September 30,
                                                                        ---------------------------------------
                                                                                  % of                        % of
                                                                                 Segment                    Segment
                                                                     2002        Revenues       2001        Revenues
                                                                     ----        --------       ----        --------
Operating income (loss):
  United States electrical construction and facilities services    $52,814         6.1%        $48,051        4.8%
  United States mechanical construction and facilities services     42,650         3.5%         31,689        3.5%
  United States other services                                       1,290         0.8%         (3,689)        --
                                                                   -------                     -------
  Total United States operations                                    96,754         4.3%         76,051        3.7%

  Canada construction and facilities services                        1,510         0.7%          1,337        1.0%
  United Kingdom construction and facilities services                   88          --           3,189        0.9%
  Other international construction and facilities services              85          --          (1,469)        --
  Corporate administration                                         (23,124)         --         (20,866)        --
                                                                   -------                     -------
  Total worldwide operations                                        75,313         2.6%         58,242        2.3%


  Other corporate items:
     Interest expense                                               (2,751)                     (4,381)
     Interest income                                                 1,650                       4,466
                                                                   -------                     -------
  Income before income taxes                                       $74,212                     $58,327
                                                                   =======                     =======



EMCOR had operating income of $35.9 million and $26.2 million for the three months ended September 30, 2002 and 2001, respectively. Operating income was $75.3 million and $58.2 million for the nine months ended September 30, 2002 and 2001, respectively. The increase of $9.6 million and $17.1 million in operating income for the three and nine month periods ended September 30, 2002 as compared to the same periods in 2001 was due primarily to incremental operating income of the acquired Comfort companies, increased operating income attributable to electrical operations in New York City, operating income from the United States other services segment and increased operating income associated with increased revenues in the Canada construction and facilities services segment.

United States electrical construction and facilities services operating income (before deduction of general corporate and other expenses discussed below) for the three months ended September 30, 2002 was $21.9 million or 7.5% of revenues compared to $17.2 million or 5.7% of revenues for the three months ended September 30, 2001. Operating income for the three months ended September 30, 2002 compared to the same period in 2001 was favorably impacted by increased activity from transportation infrastructure and power plant construction projects on the west and east coasts and increased operating income from various commercial and industrial activities in the San Diego, Las Vegas, Washington, D.C. and Denver markets offset, in part, by a reduction in "fast-track" work across the other markets in this segment. Operating income for the nine months ended September 30, 2002 was $52.8 million, or 6.1% of revenues, compared to $48.1 million, or 4.8% of revenues, for the nine months ended September 30, 2001. The increase in operating income and operating income as a percentage of revenues for the nine month period was due to the same reasons cited for the increase in the three month period in addition to the successful completion and settlement of several contracts.

United States mechanical construction and facilities services operating income for the three months ended September 30, 2002 was $16.2 million, or 3.5% of revenues, compared to $15.0 million, or 4.7% of revenues, for the three months ended September 30, 2001. Operating income for the nine months ended September 30, 2002 was $42.7 million or 3.5% of revenues compared to $31.7 million or 3.5% of revenues for the nine months ended September 30, 2001. The $1.1 million and $11.0 million increases in operating income for the three and nine months periods, respectively, were primarily attributable to (i) results of operations of the acquired Comfort companies, (ii) operating income associated with power plant construction activity on the west and east coasts, and (iii) improved results of EMCOR's Poole & Kent subsidiary operations which had losses in the prior year. The prior year Poole & Kent losses had been primarily attributable to its operations in the North and South Carolina markets, which operations have since ceased bidding new work. The increases were partially offset by less operating income attributable to fewer fast-track contracts in the current year than the prior year.

United States other services operating income was $2.5 million compared to operating losses of $0.4 million for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, operating income was $1.3 million and operating losses were $3.7 million, respectively. The increase in operating profit for both the three and nine month periods was primarily attributable to an increase in gross profit associated with new facilities services contracts and a decrease in selling, general and administrative expenses as these operations became more established and thus required less overhead spending related to the development of new business.

Canada construction and facilities services operating income was $1.3 million and $0.4 million for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002, operating income was $1.5 million compared to operating income of $1.3 million for the same period in the prior year. The $0.9 million increase in operating income for the three months ended September 30, 2002 was due to an increase in construction activities for work on long-term contracts. The increase in operating income for the nine months ended September 30, 2002 when compared to the prior year was primarily due to increased work on long-term contracts that result in profit recognition over a longer time period, partially offset by a reduction in the number of fast-track type contracts.

United Kingdom construction and facilities services operating income for the three months ended September 30, 2002 was $0.4 million compared to operating income of $0.7 million in the same period of the prior year. For the nine months ended September 30, 2002, operating income was $0.09 million compared to operating income of $3.2 million for the same period in the prior year. The decrease in operating income for both the three months and nine months ended September 30, 2002 compared to the same periods in 2001 was attributable to the type and location of jobs in the periods ended September 30, 2002. The facilities services business continues to realize increased revenues and operating income while the construction activities have slowed since last year.

Other international construction and facilities services operating income was $0.14 million for the three months ended September 30, 2002 compared to an operating income of $0.08 million for three months ended September 30, 2001. Operating income for the nine months ended September 30, 2002 increased by $1.6 million compared to the same period in the prior year. EMCOR continues to pursue new business selectively in the Middle East, South African and European markets; however, the availability of opportunities has been significantly reduced as a result of local economic factors, particularly in the Middle East.

General corporate expenses for the three months ended September 30, 2002 were $6.5 million compared to $6.8 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, general corporate expenses were $23.1 million compared to $20.9 million for the same period in the prior year. The increase in general corporate expenses for the nine month period was primarily due to the expansion of operations support activities such as information technology infrastructure, human resources and communications in order to meet the level of service expected by our clients, plus certain costs associated with the integration of the acquired Comfort companies during the first six months of 2002.

Interest expense for the three months ended September 30, 2002 and 2001 was $1.4 million and $0.4 million, respectively. Interest expense for the nine months ended September 30, 2002 and 2001 was $2.8 million and $4.4 million, respectively. Interest income decreased $1.1 million and $2.8 million for the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001, due to reduced cash on hand because of $169.8 million of cash used to fund acquisitions and earn-out payments in the current year. The decreased interest expense in the 2002 nine month period, when compared to the same nine month period in 2001, was primarily due to the conversion of $115.0 million of EMCOR's 5.75% Convertible Subordinated Notes, net of related deferred financing costs, into approximately 4.2 million shares of EMCOR common stock in May and June of 2001.

The income tax provision increased to $15.3 million for the three months ended September 30, 2002 versus $12.0 million for the same period in 2001. For the nine months ended September 30, 2002, the income tax provision was $32.7 million versus $25.8 million for the nine months ended September 30, 2001. The increase in this provision was primarily due to increased income before taxes.

EMCOR's contract backlog was $2.8 billion at September 30, 2002 and $2.4 billion at December 31, 2001. The increase in backlog was primarily due to the acquired Comfort companies.

EMCOR's contract backlog at September 30, 2002 was $2.8 billion compared to $2.1 billion at September 30, 2001. The increase was primarily attributable to the acquired Comfort companies' backlog of $0.3 billion plus a net increase of $0.3 billion for projects awarded in the United States, the United Kingdom and Canada.

Liquidity and Capital Resources

The following table presents EMCOR's net cash provided by (used in) operating activities, investing activities and financing activities (in thousands):

                                                          For the nine months
                                                          ended September 30,
                                                          -------------------
                                                        2002            2001
                                                        ----            ----
Net cash provided by operating activities           $  90,113         $ 53,685
Net cash used in investing activities               $(191,376)        $(18,122)
Net cash provided by financing activities           $     350         $  1,484

EMCOR's consolidated cash balance decreased by approximately $100.9 million from $189.8 million at December 31, 2001 to $88.9 million at September 30, 2002 primarily due to the use of cash for the acquisition of the Comfort companies, partially offset by net cash provided by operating activities. Net cash provided by operating activities of $90.1 million for the nine months ended September 30, 2002 represented a $36.4 million increase from the net cash provided by operating activities of $53.7 million in the same period last year. The increase in net cash provided by operating activities was primarily attributable to increased net income and a net decrease in the working capital accounts. Net cash used in investing activities of $191.4 million for the nine months ended September 30, 2002 increased by $173.3 million compared to $18.1 million of net cash used in investing activities in the same period last year. The increase was due primarily to payments for the acquired Comfort companies of $160.1 million and earn-out payments for prior acquisitions of $9.7 million, in addition to an increase in EMCOR's investments, notes and other long-term receivables primarily related to a $14.0 million equity contribution by EMCOR to the venture with Baltimore Gas and Electric that is discussed below. The increase in net cash provided by financing activities was attributable to proceeds from the exercise of stock options offset by a reduction due to net repayments of long-term debt and capital lease payments.

On September 26, 2002, EMCOR entered into a new $275 million five year revolving credit agreement. The new agreement replaces EMCOR's $150.0 million 3 year credit facility that would have expired June 2003. EMCOR had approximately $30.7 million of letters of credit outstanding under the revolving credit facility as of September 30, 2002. There were no revolving loans outstanding as of September 30, 2002 and December 31, 2001 under its revolving credit facility.

A subsidiary of EMCOR has guaranteed indebtedness of a venture in which it has a 40% interest; the other venture partner, Baltimore Gas and Electric, has a 60% interest. The venture designs, constructs, owns, operates, leases and maintains facilities to produce chilled water for sale to customers for use in cooling. Each of the venturers is jointly and severally liable for the venture's $25.0 million borrowing due December 2031. During September 2002 each partner contributed equity to the venture, of which EMCOR's contribution was $14.0 million.

EMCOR believes that current cash balances and the borrowing capacity available under its line of credit, combined with cash expected to be generated from operations, will be sufficient to provide short-term and foreseeable long-term liquidity and meet expected capital expenditure requirements.

The primary source of liquidity for EMCOR has been, and is expected to continue to be, cash generated by operating activities. EMCOR also maintains a revolving credit facility, referred to above, that may be utilized, among other things, to meet short-term liquidity needs in the event that net cash generated by operating activities is insufficient or to enable EMCOR to participate in joint ventures or to make acquisitions that may require access to cash on short notice.

Long-term liquidity requirements can be expected to be met through cash generated from operating activities, the revolving credit facility, and the sale of various secured or unsecured debt and/or equity interests in the public and private markets. Based on its current credit rating and financial condition, EMCOR can reasonably expect to be able to issue medium and long-term debt instruments and/or equity. EMCOR's primary revenue risk factor continues to be the level of demand for non-residential construction services, which is in turn influenced by macroeconomic trends including interest rates and government economic policy. In order to provide protection against demand cycles in private sector construction services, EMCOR has increased its participation, and its backlog of contracts, in the public sector and in the facilities services sector.

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


Critical Accounting Policies

EMCOR's significant accounting policies are described in Note B to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2001. EMCOR believes its most critical accounting policy is revenue recognition from long-term contracts for which EMCOR uses the percentage-of-completion method of accounting. Percentage-of-completion accounting is the prescribed method of accounting for long-term contracts in accordance with accounting principles generally accepted in the United States and, accordingly, the method used for revenue recognition within EMCOR's industry. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for each contract at completion. Certain of EMCOR's electrical contracting business units measure percentage-of-completion by the percentage of labor costs incurred to date for each contract to the estimated total labor costs for such contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Application of percentage-of-completion accounting results in the recognition of costs and estimated earnings in excess of billings on uncompleted contracts within the consolidated balance sheets. Costs and estimated earnings in excess of billings on uncompleted contracts reflected on the consolidated balance sheets arise when revenues have been recognized but the amounts cannot be billed under the terms of the contracts. Such amounts are recoverable from customers based on various measures of performance, including achievement of certain milestones, completion of specified units or completion of the contract. Costs and estimated earnings in excess of billings on uncompleted contracts also includes amounts EMCOR seeks or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price, or other customer-related causes of unanticipated additional contracts costs. Such amounts are recorded at estimated net realizable value. Due to uncertainties inherent within estimates employed to apply percentage-of-completion accounting, it is possible that estimates will be revised as project work progresses. Application of percentage-of-completion accounting requires that the impact of those revised estimates be reported in the consolidated financial statements prospectively.

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

ITEM 4  CONTROLS AND PROCEDURES

Based on an evaluation of the disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-Q, the Chairman of the Board and Chief Executive Officer, Frank T. MacInnis, and the Executive Vice President and Chief Financial Officer, Leicle E. Chesser, have concluded that the disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934 are effective.

There were no significant changes in the internal controls or in other factors that could significantly affect those controls subsequent to the date of our most recent evaluation thereof.

PART II - OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

In August 2002, the Company's subsidiary Heritage Air Systems, Inc. ("Heritage") was added as one of twenty-one defendants named in a civil action pending in the United States District Court for the Eastern District of New York by a competitor under the Sherman Act, 15 U.S.C. ss.ss. 1 and 2, the Clayton Act 15 U.S.C. ss.ss. 15 and 26, The Labor Management Relations Act, 29 U.S.C. ss. 187
(a), and New York state law. Plaintiff, Cool Wind Ventilation Corp., alleges a conspiracy in restraint of trade and a monopoly in the sheet metal duct industry in New York City and Long Island. Specifically, the plaintiff alleges that the defendants Sheet Metal Workers International Association Local No. 28 ("Local 28"), certain other trade unions, contractors, including Heritage, building owners and building managers violated federal antitrust and federal labor laws by entering into agreements whereby Local 28 would engage in, and to threaten to engage in, localized and widespread picketing and work stoppages at job sites where plaintiff or other non-Local 28 contractors were working in order to compel mechanical contractors to stop or change the way they did business with plaintiff and other non-Local 28 contractors. As a result of the alleged conspiracy, plaintiff alleges that it and others were prevented from competing in the most lucrative area of the sheet metal ductwork industry. Plaintiff claims judgment for treble the damages it believes it sustained and which it estimates to be no less than $50 million. Heritage has yet to answer the complaint, but, when it does, it will deny the allegations of wrongdoing.

There have been no other new developments during the quarter ended September 30, 2002 regarding other legal proceedings reported in EMCOR's Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
                                                                Incorporated by Reference to,
    Exhibit No       Description                                or Page Number
    ----------       -----------                                -----------------------------

    4.5              U.S. $275,000,000 Credit Agreement         Incorporated herein by reference
                     by and among EMCOR Group, Inc.             to Exhibit 4 of EMCOR's current
                     and Certain of its Subsidiaries and        report on Form 8-K, dated as of
                     Harris Trust and Savings Bank              October 4, 2002
                     individually and as Agent and the
                     Lenders which are or become parties
                     thereto dated as of September 26, 2002


    11               Computation of Basic                       Note C of the Notes
                     EPS and Diluted EPS                        to the Condensed Consolidated
                     for the three and nine months              Financial Statements
                     ended September 30, 2002
                     and 2001


                                                                Incorporated by Reference to,
    Exhibit No       Description                                or Page Number
    ----------       -----------                                -----------------------------


    99.1             Certification Pursuant to Section 906      Page 30
                     of the Sarbanes - Oxley Act of 2002 by
                     the Chairman of the Board of Directors
                     and Chief Executive Officer

    99.2             Certification Pursuant to Section 906      Page 31
                     of the Sarbanes - Oxley Act of 2002 by
                     the Executive Vice President and Chief
                     Financial Officer

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K - (Continued)


(b) The following reports on Form 8-K were filed during the quarter ended September 30, 2002, or prior to filing of this report:

       (1) Current Report on Form 8-K, dated as of October 4, 2002 - Credit Agreement by and among EMCOR Group, Inc. and Certain of its Subsidiaries and Harris Trust and Savings Bank, dated September 26, 2002; and

       (2) Current Report on Form 8-K, dated as of August 8, 2002 - Regulation of Financial Disclosure, dated August 8, 2002.

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


                                                    EMCOR GROUP, INC.
                                            ------------------------------------
                                                       (Registrant)


Date:  October 23, 2002                 By:      /s/FRANK T. MACINNIS
                                            ------------------------------------
                                                    Frank T. MacInnis
                                                 Chairman of the Board of
                                                      Directors and
                                                 Chief Executive Officer


Date:  October 23, 2002                 By:     /s/LEICLE E. CHESSER
                                            ------------------------------------
                                                    Leicle E. Chesser
                                                 Executive Vice President
                                                and Chief Financial Officer


Date:  October 23, 2002                 By:        /s/ MARK A. POMPA
                                            ------------------------------------
                                                      Mark A. Pompa
                                                    Vice President and
                                                        Controller

                                  CERTIFICATION

I, Frank T. MacInnis, Chairman of the Board and Chief Executive Officer of EMCOR Group, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of EMCOR Group, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     October 23, 2002                    /s/ FRANK T. MACINNIS
                                     -----------------------------------------
                                                    Frank T. MacInnis
                                                Chairman of the Board of
                                                      Directors and
                                                 Chief Executive Officer

                                  CERTIFICATION

I, Leicle E. Chesser, Executive Vice President and Chief Financial Officer of EMCOR Group, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of EMCOR Group, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     October 23, 2002                      /s/ LEICLE E. CHESSER
                                        ----------------------------------------
                                                  Leicle E. Chesser
                                               Executive Vice President
                                             and Chief Financial Officer

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT 0F 2002


     In connection with the Quarterly Report of EMCOR Group, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank T. MacInnis, Chairman of the Board of Directors and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1.   The Report fully complies with the requirements of Section 13(a) or 15
          (d) of the Securities and Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:     October 23, 2002                     /s/ FRANK T. MACINNIS
                                      -----------------------------------------
                                                   Frank T. MacInnis
                                                Chairman of the Board of
                                                     Directors and
                                                 Chief Executive Officer

                                                                    Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT 0F 2002


     In connection with the Quarterly Report of EMCOR Group, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Leicle E. Chesser, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1.   The Report fully complies with the requirements of Section 13(a) or 15
          (d) of the Securities and Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:     October 23, 2002                      /s/ LEICLE E. CHESSER
                                         ---------------------------------------
                                                    Leicle E. Chesser
                                                Executive Vice President
                                               and Chief Financial Officer