Form 10-K
period 2002-12-31
EMCOR GROUP INC
filed 2003-02-26
CIK 105634

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                                   ----------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002       COMMISSION FILE NUMBER 0-2315

                                EMCOR GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                      11-2125338
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                     identification number)

    301 MERRITT SEVEN CORPORATE PARK                           06851-1060
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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in Part III of this Form 10-K to be filed as an amendment hereto. [X]

      Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

     The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant on December 31, 2002 was approximately $790,000,000.

     Number of shares of Common Stock outstanding as of the close of business on February 19, 2003: 16,056,862 shares.

================================================================================

                                TABLE OF CONTENTS

                                                                                                                            PAGE

                                     PART I

Item 1. Business

              General .....................................................................................................    1

              The Business ................................................................................................    1

              Competition .................................................................................................    4

              Employees ...................................................................................................    4

              Backlog .....................................................................................................    4

Item 2. Properties ........................................................................................................    5

Item 3. Legal Proceedings .................................................................................................    8

Item 4. Submission of Matters to a Vote of Security Holders ...............................................................    8

        Executive Officers of the Registrant ..............................................................................    9

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters .........................................   10

Item 6. Selected Financial Data ...........................................................................................   11

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition .............................   11

Item 7A. Quantitative and Qualitative Disclosures about Market Risk .......................................................   20

Item 8. Financial Statements and Supplementary Data .......................................................................   22

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..............................   50

                                     PART III

Item 10. Directors and Executive Officers of the Registrant ...............................................................   51

Item 11. Executive Compensation ...........................................................................................   51

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ...................   51

Item 13. Certain Relationships and Related Transactions ...................................................................   51

Item 14. Controls and Procedures ..........................................................................................   51

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K ..................................................   52

                                     PART I

ITEM 1. BUSINESS

   The Internet website address of EMCOR Group, Inc. ("EMCOR") is http://www.emcorgroup.com. The Company's annual reports on Form 10-K, quarterly reports on Forms 10-Q and current reports on Forms 8-K (and any amendments to those reports) will be made available free of charge on or through its Internet website as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

GENERAL

   EMCOR is one of the largest mechanical and electrical construction and facilities services firms in the United States, Canada, the United Kingdom and in the world. In 2002, EMCOR had revenues of approximately $3.97 billion. EMCOR provides services to a broad range of commercial, industrial, utility, and institutional customers through approximately 70 principal operating subsidiaries, joint ventures and a majority-owned interest in a limited liability company in the United States. EMCOR has offices in 37 states and the District of Columbia in the United States, eight provinces in Canada and ten primary locations in the United Kingdom. In the United Arab Emirates, Saudi
Arabia and South Africa, EMCOR carries on business through joint ventures. EMCOR's executive offices are located at 301 Merritt Seven Corporate Park, Norwalk, Connecticut 06851-1060, and its telephone number at those offices is
(203) 849-7800.

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

   EMCOR also provides services needed to support the operation of customers' facilities, which services are not related to customers' construction programs. These services, frequently referred to as facilities services, include site-based operations and maintenance, mobile maintenance and service, facilities management, remote monitoring, installation and support for building systems, technical consulting and diagnostic services, small modification and retrofit projects, and program development and management for energy systems. Facilities services are provided to a wide range of commercial, industrial, utility and institutional facilities, including those at which EMCOR provided construction services and others at which construction services were provided by other contractors. EMCOR's varied facilities services are frequently combined to provide integrated service packages which include mechanical, electrical and other services.

   EMCOR provides mechanical and electrical construction services and facilities services directly to corporations, municipalities and other governmental entities, owners/developers and tenants of buildings. It also provides these services indirectly by acting as a subcontractor to general contractors, systems suppliers and other subcontractors. Worldwide, EMCOR employs approximately 26,000 people.

   EMCOR's revenues are derived from many different customers in numerous industries which have operations in several different geographical areas. Of EMCOR's 2002 revenues, approximately 79% were generated in the United States and approximately 21% were generated internationally. In 2002, approximately 42% of revenues were derived from new construction projects, while the remaining 58% were derived from renovation and retrofit of customer's existing facilities (41%) and facilities services operations (17%). For the period 1999 through 2002, revenues and EBITDA grew at compound annual growth rates of 11.3% and 21.9%, respectively. EBITDA is not a term recognized under accounting principles generally accepted in the United States; however, it is a common measurement used in EMCOR's industry. EBITDA is calculated as earnings before interest, taxes, depreciation and amortization.

   On December 19, 2002, EMCOR acquired Consolidated Engineering Services, Inc. and its subsidiaries (collectively, "CES"). CES had 2002 revenues in excess of $400.0 million, of which $8.4 million is reflected in EMCOR's 2002 revenues, and employs approximately 3,400 technical and service employees in over 20 states in the Northeast, Midwest, Mid-Atlantic and Southeast regions. CES provides a broad array of facility services to a customer base that includes pharmaceutical, industrial, financial services and commercial companies as well as federal government agencies. CES provides its services to approximately 9,500 facilities comprising approximately 265 million square feet of space.

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

   EMCOR's mechanical and electrical construction services operations accounted for about 83% of its 2002 revenues, of which revenues approximately 51% was related to new construction and approximately 49% was related to renovation and retrofit projects. EMCOR provides mechanical and electrical construction services for both large and small installation and renovation projects. Its largest projects include those (1) for institutional use (such as water and wastewater treatment facilities, hospitals, correctional facilities, schools and research laboratories); (2) for industrial use (such as pharmaceutical plants, steel, pulp and paper mills, chemical, automotive and semiconductor manufacturing facilities, and oil refineries); (3) for transportation projects (such as highways, airports and transit systems); (4) for commercial use (such as office buildings, data centers, hotels, casinos, convention centers, sports stadiums, shopping malls and resorts) and (5) for power generation and energy management projects. EMCOR's largest projects, which typically range in size from $10.0 million up to and occasionally exceeding $50.0 million and are usually multi-year projects, represented about 27% of EMCOR's construction services revenues in 2002.

   EMCOR's projects of less than $10.0 million accounted for approximately 73% of 2002 construction services revenues. These projects are typically completed in less than a year. They usually involve mechanical and electrical construction services when an end-user or owner undertakes construction or modification of a facility to accommodate a specific use. These projects frequently require mechanical and electrical systems to meet special needs such as redundant power supply systems, special environmental controls and high-purity air systems, sophisticated electrical and mechanical systems for data centers, including those associated with internet service providers and electronic commerce, trading floors in financial services businesses, new production lines in manufacturing plants, and office arrangements in existing office buildings. They are not usually dependent upon the new construction market. Demand for these projects and types of services is often prompted by the expiration of leases, changes in technology or changes in the customer's plant or office layout in the normal course of a customer's business.

   EMCOR performs its services pursuant to contracts with owners, such as corporations, municipalities and other governmental entities, general contractors, systems suppliers, construction managers, developers, other subcontractors and tenants of commercial properties. Institutional and public works projects are frequently long-term complex projects that require significant technical and management skills and the financial strength to obtain bid and performance bonds, which are often a condition to bidding for and winning these projects.

   EMCOR also installs and maintains street, highway, bridge and tunnel lighting, traffic signals, computerized traffic control systems, and signal and communication systems for mass transit systems in several metropolitan areas. In addition, in the United States, EMCOR manufactures and installs sheet metal air handling systems for both its own mechanical construction operations and for unrelated mechanical contractors. EMCOR also maintains welding and pipe fabrication shops in support of some of its own mechanical operations.

   In the early 1990's, the market for facilities services grew rapidly in the United Kingdom as a result of government initiatives. EMCOR's United Kingdom subsidiary expanded its traditional technical service business in response to these opportunities and established a dedicated unit to focus on the facilities services business. This unit currently provides a full range of facilities services to public and private sector customers under multi-year agreements, including the maintenance of British Airways' facilities at Heathrow and Gatwick Airports, GlaxoSmithKline Research Laboratories, and the Jubilee Line Extension of the London Underground. In the United Kingdom, EMCOR also provides facilities services at several BAE Systems manufacturing plants. In addition, the United Kingdom operations provide on-call and mobile service support on a task-order or contract basis, small renovation project work, and installation and maintenance services for data communications and security systems.

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

   In 1997, EMCOR established a subsidiary to expand its facilities services operations in North America patterned on its United Kingdom business. This unit has built on EMCOR's traditional mechanical and electrical services operations, facilities services activities at its mechanical and electrical contracting subsidiaries, and EMCOR's client relationships , as well as acquisitions, to expand the scope of services currently offered and to develop packages of services for customers on a regional, national and global basis.

   As a consequence, the Company's facility services unit presently offers a broad range of facilities services, including maintenance and service of mechanical and electric systems, which EMCOR has historically provided to customers following completion of construction projects, and site-based operations and maintenance, mobile maintenance and service, facilities management, remote monitoring, installation and support for building systems, technical consulting and diagnostic services, small modification and retrofit projects, and program development and management for energy systems.

   EMCOR's facilities services are provided to a wide range of commercial, industrial and institutional facilities, including both those for which EMCOR provided construction services and those for which construction services were provided by others. The services are frequently bundled to provide integrated service packages and may include services in addition to EMCOR's core mechanical and electrical services. Services are provided from EMCOR's locations on a mobile basis or from a customer's site by EMCOR employees assigned to the customer premises.

   These services, which generated approximately 17% of 2002 revenues, are provided to owners, operators, tenants and managers of all types of facilities both on a contract basis for a specified period of time and on an individual task order basis.

   EMCOR has experienced an expansion in the demand for its facilities services which it believes is driven by customers' decisions to focus on their own core competencies, the increasing technical complexity of their facilities and their mechanical, electrical, voice and data and other systems, and the need for increased reliability, especially in mechanical and electrical systems. These trends have led to outsourcing and privatization programs whereby customers in both the private and public sectors seek to contract out those activities that support but are not directly associated with the customer's core business.

   Illustrative of the outsourcing of companies' facilities services is a three-year agreement, expiring June 2005, with Bank One under which EMCOR provides comprehensive facilities management services for approximately 2,200 Bank One facilities encompassing 34 million square feet of space in 30 states; its 4 1/2 year agreement with LAM Research, expiring December 2006 under which EMCOR provides such services to approximately 1 million square feet of laboratory and office space; and its three-year agreement with Mattson Technology, Inc., expiring December 2005 under which EMCOR provides integrated services to approximately 800,000 square feet of commercial space. In April 2000, EMCOR and CB Richard Ellis Inc., a nationwide real estate management company, created a limited liability company, in which EMCOR has a majority interest and principally provides operations and maintenance services to over 10,000 commercial facilities comprising approximately 30 million square feet of space.

   As noted earlier, in December 2002 EMCOR acquired CES, a facilities services business, which generated in 2002 in excess of $400.0 million in revenues, of which $8.4 million is reflected in EMCOR's 2002 revenues, and which provided its services to approximately 9,500 facilities with an aggregate of approximately 265 million square feet of space. In Washington D.C., CES is the second largest facilities services provider to the federal government behind the General Services Administration and currently provides services to such preeminent buildings as the National Archives and the Ronald Reagan Building, the second largest government facility after the Pentagon. It currently provides its services in 27 states throughout the Northeast, Midwest, Mid-Atlantic, and Southeast. As part of its operation, CES is responsible for (i) the oversight of all or most of a business' facility operations, including operation and maintenance, (ii) the over sight of logistical processes, (iii) tenant services and management, (iv) servicing upgrade and retrofit of HVAC, electrical, plumbing, and industrial piping and sheet metal systems in existing facilities and (v) diagnostic and solution engineering for building systems and their components.

   The deregulation of, and increased competition in, the utility industry, along with government mandates calling for reduced energy consumption by government entities, have led to renewed focus on energy costs and conservation measures. These measures typically include energy assessments and engineering studies, retrofit construction to implement energy savings measures, and the implementation of energy savings measures to ensure continued performance. Various subsidiaries of EMCOR participate in energy savings programs, such as an energy conservation project for Washington Mutual, which evolved from the facilities services provided by EMCOR to Washington Mutual. EMCOR believes it has the ability to be a single source provider of construction and facilities services required for energy assessment and for design, installation, and operations and maintenance of energy savings measures.

   The deregulation and expansion of the telecommunications industry has led to a rapid expansion of installed infrastructure, including wireless communication systems and long distance networks, much of which has been developed by companies that do not have maintenance capabilities and which seek to contract out such services. EMCOR has provided construction services for the infrastructure of telecommunications companies and facilities services to support their operations. In this industry, EMCOR has installed and maintained equipment for suppliers such as Lucent, Nortel, and Siemens and has provided construction and maintenance services to local service providers and to users who maintain their own systems. While the construction of these facilities is at the present time largely complete, they require on-going maintenance, and EMCOR has agreements with several telecommunications companies to provide such services.

   EMCOR believes mechanical and electrical construction services and facilities services activities are complementary, permitting it to offer customers a comprehensive package of services. The ability to offer both construction and facilities services should enhance EMCOR's competitive position with customers. Furthermore, EMCOR's facilities services operations tend to be less cyclical than its construction operations because facilities services are more responsive to the needs of an industry's operational requirements rather than its construction requirements.

COMPETITION

   EMCOR believes that the mechanical and electrical construction services business is highly fragmented and competitive. A majority of EMCOR's revenues are derived from projects requiring competitive bids; however, an invitation to bid is often conditioned upon prior experience, technical capability and financial strength. EMCOR competes with national, regional and local companies, many of which are small, owner-operated entities that operate in a limited geographic area. However, there are a few public companies focused on providing mechanical and electrical construction services. EMCOR is one of the largest providers of mechanical and electrical construction services in the United States, Canada, the United Kingdom and in the world. Competitive factors in the mechanical and electrical construction services business include: (1) the availability of qualified and/or licensed personnel; (2) reputation for integrity and quality; (3) safety record; (4) cost structure; (5) relationships with customers; (6) geographic diversity; (7) the ability to control project costs; (8) experience in specialized markets; (9) the ability to obtain surety bonding; (10) adequate working capital and (11) access to bank credit.

   While the facilities services business is also highly fragmented, a number of large corporations such as Johnson Controls, Inc., Fluor Corp., Siemens, Trammel Crow and Jones Lang LaSalle are engaged in this field. EMCOR's facilities services operations are being expanded both through organic growth and acquisitions.

EMPLOYEES

   EMCOR presently employs approximately 26,000 people, approximately 65% of whom are represented by various unions pursuant to more than 450 collective bargaining agreements between EMCOR's individual subsidiaries and local unions. EMCOR believes that its employee relations are generally good. None of these collective bargaining agreements are national or regional in scope.

BACKLOG

   EMCOR had contract backlog as of December 31, 2002 of approximately $2.9 billion, compared with backlog of approximately $2.4 billion as of December 31, 2001. Backlog is not a term recognized under accounting principles generally accepted in the United States; however, it is a common measurement used in EMCOR's industry. Backlog includes the unrecognized revenue on construction contracts plus facilities services revenues to be derived during the immediately succeeding 12 months pursuant to then existing contracts. Backlog increased by $0.5 billion as of December 31, 2002 compared to December 31, 2001. Backlog attributable to United States construction and facilities services increased approximately $0.4 billion as of December 31, 2002 (primarily attributable to companies acquired during 2002), when compared to December 31, 2001, and backlog attributable to Canada and United Kingdom construction and facilities services increased approximately $0.1 billion as of December 31, 2002, when compared to December 31, 2001. For the year ended December 31, 2002, EMCOR had approximately $3.97 billion in revenues compared to approximately $3.42 billion in revenues for the year ended December 31, 2001.

ITEM 2. PROPERTIES

   The operations of EMCOR are conducted primarily in leased properties. The following table lists major facilities, both leased and owned:

                                                                                         LEASE EXPIRATION
                                                                    APPROXIMATE            DATE, UNLESS
                                                                    SQUARE FEET                OWNED
                                                                    -----------          ----------------
              CORPORATE HEADQUARTERS
              301 Merritt Seven Corporate Park
              Norwalk, Connecticut ..............................     32,500                  10/31/09
              OPERATING FACILITIES
              4050 Cotton Center Boulevard
              Phoenix, Arizona ..................................      9,704                   3/30/06
              1200 North Sickles Drive
              Tempe, Arizona ....................................     29,000                    Owned
              1000 N. Kraemer Place
              Anaheim, California ...............................     24,384                   8/14/12
              3208 Landco Drive
              Bakersfield, California ...........................     49,875                   6/30/07
              1166 Fesler Street
              El Cajun, California ..............................     42,760                   8/31/10
              25601 Clawiter Road
              Hayward, California ...............................     34,800                   6/30/03
              24041 Amador Street
              Hayward, California ...............................     40,000                  10/31/11
              5 Vanderbilt
              Irvine, California ................................     18,000                   7/31/04
              4462 Corporate Center Drive
              Los Alamitos, California ..........................     57,863                   7/31/06
              825 Howe Road
              Martinez, California ..............................    109,800                  12/31/07
              4464 Alvarado Canyon Road
              San Diego, California .............................     40,000                  10/31/07
              9505 and 9525 Chesapeake Drive
              San Diego, California .............................     25,124                  12/31/06
              414 Brannan Street
              San Francisco, California .........................     10,283                   3/31/03
              4405 and 4420 Race Street
              Denver, Colorado ..................................     17,704                   9/30/11
              345 Sheridan Boulevard
              Lakewood, Colorado ................................     63,000                    Owned
              367 and 377 Research Parkway
              Meriden, Connecticut ..............................     27,700                   7/31/04
              1781 N.W. North River Drive
              Miami, Florida ....................................     11,285                    Owned
              5801 Miami Lakes Drive
              Miami Lakes, Florida ..............................     10,000                   5/31/03
              3145 Northwoods Parkway
              Norcross, Georgia .................................     25,808                   1/31/06
              400 Lake Ridge Drive
              Smyrna, Georgia ...................................     30,000                   9/30/12
              7614 and 7720 Opportunity Drive
              Fort Wayne, Indiana ...............................    136,695                  10/31/08

                                                                                         LEASE EXPIRATION
                                                                    APPROXIMATE            DATE, UNLESS
                                                                    SQUARE FEET                OWNED
                                                                    -----------          ----------------
              2655 Garfield Road
              Highland, Indiana ................................      45,816                   6/30/06
              5124-5128 W. 79th Street
              Indianapolis, Indiana ............................      12,600                   9/30/06
              2600 N. Ninth Street Road
              Lafayette, Indiana ...............................      13,798                  10/31/08
              2160 North Asland Avenue
              Chicago, Illinois ................................      67,000                   6/30/05
              2100 South York Road
              Oak Brook, Illinois ..............................      87,700                   5/31/08
              1406 Cardinal Court
              Urbana, Illinois .................................      33,750                  10/01/07
              3100 Brinkerhoff Road
              Kansas City, Kansas ..............................      42,836                  11/30/05
              3125 Brinkerhoff Road
              Kansas City, Kansas ..............................      22,676                    Owned
              631 Pecan Circle
              Manhattan, Kansas ................................      22,750                   8/31/03
              2118 Wittary
              Wichita, Kansas ..................................      25,600                   8/31/07
              300 Walnut Street
              Owensboro, Kentucky ..............................      20,600                   1/07/04
              4530 Hollins Ferry Road
              Baltimore, Maryland ..............................      26,792                    Owned
              645 A-F & 647 A & B Lofstrand Lane
              Rockville, Maryland ..............................      10,600                   2/28/05
              643 Lofstrand Lane
              Rockville, Maryland ..............................      15,000                   2/28/05
              306 Northern Avenue
              Boston, Massachusetts ............................      47,456                   6/30/05
              200 Old Colony Way
              Boston, Massachusetts ............................      11,500                   3/31/05
              70-70D Hawes Way
              Stoughton, Massachusetts .........................      24,400                  12/31/05
              80 Hawes Way
              Stoughton, Massachusetts .........................      36,000                  12/31/12
              1743 Maplelawn
              Troy, Michigan ...................................      22,000                   4/30/06
              6060 Hix Road
              Westland, Michigan ...............................      23,000                  12/31/03
              3555 W. Oquendo Road
              Las Vegas, Nevada ................................      90,000                  11/30/03
              6325 South Valley Boulevard
              Las Vegas, Nevada ................................      23,190                  12/31/04
              6754 W. Washington Avenue
              Pleasantville, New Jersey ........................      45,400                   1/14/04
              348 New Country Road
              Secaucus, New Jersey .............................      37,905                  12/31/07

                                                                                         LEASE EXPIRATION
                                                                    APPROXIMATE            DATE, UNLESS
                                                                    SQUARE FEET                OWNED
                                                                    -----------          ----------------
              26 West Street
              Brooklyn, New York ..............................       15,000                    Owned
              24-37 46th Street
              Brooklyn, New York ..............................       10,000                   1/31/07
              301 and 305 Suburban Avenue
              Deer Park, New York .............................       33,535                   3/31/05
              111-01 and 109-15 14th Avenue
              Long Island City, New York ......................       82,000                   2/28/11
              111 West 19th Street
              New York, New York ..............................       26,885                   5/31/03
              Two Penn Plaza
              New York, New York ..............................       57,200                   2/01/06
              704 Clinton Avenue South
              Rochester, New York .............................       25,000                   7/31/04
              8740 Reading Road and
              10-15 West Vorhees Street
              Cincinnati, Ohio ................................       25,500                   6/30/05
              2300-2310 International Street
              Columbus, Ohio ..................................       25,500                  10/31/05
              700 Gracern Road
              Columbia, South Carolina ........................       11,850                   2/28/07
              4067 New Getwell Road
              Memphis, Tennessee ..............................       36,000                   8/28/07
              6936 Commerce Avenue
              El Paso, Texas ..................................       18,028                   1/31/07
              5550 Airline Drive
              Houston, Texas ..................................       78,483                  12/31/09
              515 Norwood Road
              Houston, Texas ..................................       26,676                  12/31/09
              1574 South West Temple
              Salt Lake City, Utah ............................       64,170                  12/31/06
              320 23rd Street
              Arlington, Virginia .............................       45,284                   3/6/10
              22930 Shaw Road
              Dulles, Virginia ................................       32,600                   7/31/06
              2925-2941 Space Road
              Richmond, Virginia ..............................       26,000                   8/19/03
              109-D Executive Drive
              Dulles, Virginia ................................       19,000                   8/31/04
              6950 Gisholt Drive
              Madison, Wisconsin ..............................       32,000                   5/30/09
              1 Thameside Centre
              Kew Bridge Road
              Kew Bridge, Middlesex, United Kingdom ...........       14,000                  12/22/12
              86 Talbot Road
              Old Trafford, Manchester, United Kingdom ........       24,300                  12/24/06
              2116 Logan Avenue
              Winnipeg, Manitoba, Canada ......................       19,800                    Owned
              3455 Landmark Boulevard
              Burlington, Ontario, Canada .....................       16,100                    Owned

   EMCOR believes that all of its property, plant and equipment are well maintained, in good operating condition and suitable for the purposes for which they are used.

   See Note K -- Commitments and Contingencies of the notes to consolidated financial statements for additional information regarding lease costs. EMCOR utilizes substantially all of its leased or owned facilities and believes there will be no difficulty either in negotiating the renewal of its real property leases as they expire or in finding alternative space, if necessary.

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

   In December 2001, the Company's Canadian subsidiary Comstock Canada Limited ("Comstock") commenced an action against Atomic Energy of Canada Limited ("AECL") claiming approximately Cdn. $6.0 million in connection with Comstock's work on two medical isotope nuclear reactors and associated works at AECL's facility at Chalk River, Ontario. Comstock's claim is for holdback, unpaid change requests, loss of productivity and extended duration costs. AECL has filed an amended defense denying Comstock's claim and counterclaimed against Comstock for Cdn. $47.0 million claiming fraud and substantial deficiencies in Comstock's performance of work which are alleged to have resulted in the need to replace much of Comstock's work and installed materials and the need to redesign and reinstall various components of the reactor systems. These deficiencies are alleged to have caused a significant delay in AECL's ability to obtain the necessary certifications for operation of the systems. There has been no document exchange or discoveries in this litigation. The Company believes it has good and meritorious defenses to the AECL counterclaim.

   In August 2002, the Company's subsidiary Heritage Air Systems, Inc, ("Heritage") was added as one of twenty-one defendants named in a civil action pending in the United States District Court for the Eastern District of New York by a competitor under the Sherman Act, 15 U.S.C. Sections 1 & 2, the Clayton Act, 15 U.S.C. Section 15 & 26, The Labor Management Relations Act, 29 U.S.C.
Section 187 (a), and New York state law. Plaintiff, Cool Wind Ventilation Corp., alleges a conspiracy in restraint of trade and a monopoly in the sheet metal duct industry in New York City and Long Island. Specifically, the plaintiff alleges that the defendant Sheet Metal Workers International Association Local No. 28 ("Local 28"), certain other trade unions, contractors, including Heritage, building owners and building managers violated federal antitrust and federal labor laws by entering into agreements whereby Local 28 would engage in, and to threaten to engage in, localized and widespread picketing and work stoppages at job sites where plaintiff or other non-Local 28 contractors were working in order to compel mechanical contractors to stop or change the way they did business with plaintiff and other non-Local 28 contractors. As a result of the alleged conspiracy, plaintiff alleges that it and others were prevented from competing in the most lucrative area of the sheet metal ductwork industry. Plaintiff claims judgment for treble the damages it believes it sustained and which it estimates to be no less than $50.0 million. Heritage answered the amended complaint, denying all claims of wrongdoing. Discovery continued in the matter until December 2002 when the action was stayed voluntarily to permit settlement discussions. In January 2003, the District Court entered an order dismissing the amended complaint, without prejudice, after it was advised an agreement in principle settling the matter had been reached by the parties. That agreement in principle does not require Heritage to pay any damages or desist from engaging in any of the conduct alleged in the amended complaint.

   EMCOR is involved in other proceedings in which damages and claims have been asserted against it. EMCOR believes it has a number of valid defenses to such proceedings and claims and intends to vigorously defend itself and does not believe that a significant liability will result.

   Inasmuch as the proceedings and claims in which EMCOR is involved range from a few thousand dollars to $50.0 million, the outcome of which cannot be predicted, adverse results could have a material adverse effect on EMCOR's financial position and/or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

   FRANK T. MACINNIS, Age 56; Chairman of the Board and Chief Executive Officer of the Company since April 1994 and President of the Company from April 1994 to April 1997. From April 1990 to April 1994, Mr. MacInnis served as President and Chief Executive Officer, and from August 1990 to April 1994 as Chairman of the Board, of Comstock Group, Inc., a nationwide electrical contracting company. From 1986 to April 1990, Mr. MacInnis was Senior Vice President and Chief Financial Officer of Comstock Group, Inc. In addition, from 1986 to April 1994, Mr. MacInnis was also President of Spie Group Inc., which had interests in Comstock Group, Inc., Spie Construction Inc., a Canadian pipeline construction company, and Spie Horizontal Drilling Inc., a U.S. company engaged in underground drilling for the installation of pipelines and communications cable.

   JEFFREY M. LEVY, Age 50; President of the Company since April 1997 and Chief Operating Officer of the Company since February 1994, Executive Vice President of the Company from November 1994 to April 1997, Senior Vice President of the Company from December 1993 to November 1994. From May 1992 to December 1993, Mr. Levy was President and Chief Executive Officer of the Company's subsidiary EMCOR Mechanical/Electrical Services (East) Inc. From January 1991 to May 1992, Mr. Levy served as Executive Vice President and Chief Operating Officer of Lehrer McGovern Bovis, Inc., a construction management and construction company.

   SHELDON I. CAMMAKER, Age 63; Executive Vice President and General Counsel of the Company since September 1987 and Secretary of the Company since May 1997. Prior to September 1987, Mr. Cammaker was a senior partner of the New York City law firm of Botein, Hays, & Sklar.

   LEICLE E. CHESSER, Age 56; Executive Vice President and Chief Financial Officer of the Company since May 1994. From April 1990 to May 1994, Mr. Chesser served as Executive Vice President and Chief Financial Officer of Comstock Group, Inc., and from 1986 to May 1994, Mr. Chesser was also Executive Vice President and Chief Financial Officer of Spie Group, Inc.

   R. KEVIN MATZ, Age 44; Vice President and Treasurer of the Company since April 1996 and Staff Vice President - Financial Services of the Company from March 1993 to April 1996. From March 1991 to March 1993, Mr. Matz was Treasurer of Sprague Technologies Inc., a manufacturer of electronic components.

   MARK A. POMPA, Age 38; Vice President and Controller of the Company since September 1994.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS

   MARKET INFORMATION. EMCOR's common stock trades on the New York Stock Exchange under the symbol "EME".

   The following table sets forth high and low sales prices for the common stock for the periods indicated as reported by the New York Stock Exchange:

    2002                                             HIGH                LOW
    ----                                            ------              ------
    First Quarter ..............................    $59.71              $43.87
    Second Quarter .............................    $64.35              $51.91
    Third Quarter ..............................    $60.80              $45.20
    Fourth Quarter .............................    $58.15              $44.71

    2001                                             HIGH                LOW
    ----                                            ------              ------
    First Quarter ..............................    $31.42              $23.75
    Second Quarter .............................    $45.98              $29.87
    Third Quarter ..............................    $45.20              $30.60
    Fourth Quarter .............................    $49.14              $31.74

   HOLDERS. As of February 19, 2003, there were 130 shareholders of record and, as of that date, EMCOR estimates there were approximately 3,800 beneficial owners holding stock in nominee or "street" name.

   DIVIDENDS. EMCOR did not pay dividends on its common stock during 2002 or 2001, and it does not anticipate that it will pay dividends on its common stock in the foreseeable future. EMCOR's working capital credit facility limits the payment of dividends on its common stock.

ITEM 6. SELECTED FINANCIAL DATA

   The following selected financial data has been derived from audited financial statements and should be read in conjunction with the consolidated financial statements, the related notes thereto and the report of independent auditors and the report of independent public accountants thereon included elsewhere in this and in previously filed annual reports on Form 10-K of EMCOR.

INCOME STATEMENT DATA
(In thousands, except per share data)

                                                                                  YEARS ENDED DECEMBER 31,
                                                            ----------------------------------------------------------------------
                                                               2002           2001           2000           1999           1998
                                                            ----------     ----------     ----------     ----------     ----------
Revenues .................................................  $3,968,051     $3,419,854     $3,460,204     $2,893,962     $2,210,374
Gross profit .............................................     482,634        391,823        357,817        295,907        223,287
Operating income .........................................     114,425         88,682         78,925         58,091         37,224
Income before extraordinary item .........................      62,902         50,012         40,089         27,821         17,092
Extraordinary item -- loss on early
  extinguishment of debt, net of income taxes ............          --             --             --             --         (4,777)
                                                            ----------     ----------     ----------     ----------     ----------
Net income ...............................................  $   62,902     $   50,012     $   40,089     $   27,821     $   12,315
                                                            ----------     ----------     ----------     ----------     ----------
Basic earnings per share:
Income before extraordinary item .........................  $     4.23     $     3.86     $     3.84     $     2.86     $     1.67
Extraordinary item-- loss on early
  extinguishment of debt, net of income taxes ............          --             --             --             --          (0.47)
                                                            ----------     ----------     ----------     ----------     ----------
Basic earnings per share .................................  $     4.23     $     3.86     $     3.84     $     2.86     $     1.20
                                                            ==========     ==========     ==========     ==========     ==========
Diluted earnings per share:
Income before extraordinary item .........................  $     4.07     $     3.40     $     2.95     $     2.21     $     1.46
Extraordinary item-- loss on early
  extinguishment of debt, net of income taxes ............          --             --             --             --          (0.35)
                                                            ----------     ----------     ----------     ----------     ----------
Diluted earnings per share ...............................  $     4.07     $     3.40     $     2.95     $     2.21     $     1.11
                                                            ==========     ==========     ==========     ==========     ==========

BALANCE SHEET DATA
(In thousands)

                                                                                     AS OF DECEMBER 31,
                                                            ----------------------------------------------------------------------
                                                               2002           2001           2000           1999           1998
                                                            ----------     ----------     ----------     ----------     ----------
Stockholders' equity (a) .................................  $  489,870     $  421,933     $  233,503     $  170,249     $  119,816
Total assets .............................................  $1,758,491     $1,349,664     $1,261,864     $1,052,246     $  801,002
Goodwill .................................................  $  290,412     $   56,011     $   67,625     $   68,009     $   22,745
Notes payable ............................................  $   21,815     $      573     $       --     $    1,150     $    8,314
Borrowings under working capital credit lines ............  $  112,000     $       --     $       --     $       --     $       --
Other long-term debt, including current maturities .......  $    1,015     $      973     $  116,056     $  116,534     $  116,086
Capital lease obligations ................................  $      351     $      249     $      573     $      554     $      837

-----------
(a) No cash dividends on EMCOR's common stock have been paid during the past five years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

HIGHLIGHTS

   Revenues for the year ended December 31, 2002 were $3.97 billion, compared to $3.42 billion and $3.46 billion for the years ended December 31, 2001 and 2000, respectively. Net income was $62.9 million for 2002, an increase of $12.9 million, or 25.8%, from $50.0 million for 2001. For 2000, net income was $40.1 million. Diluted earnings per share on net income were $4.07 per share for 2002, compared to $3.40 per share for 2001 and $2.95 per share for 2000.

   On March 1, 2002, EMCOR acquired from Comfort Systems USA, Inc. (the "Seller") a group of companies (the "Acquired Comfort Companies"). Accordingly, the Consolidated Results of Operations for EMCOR for the year ended December 31, 2002 include the results of operations for the Acquired Comfort Companies since March 1, 2002. The purchase price paid for a 100% voting interest of the Acquired Comfort Companies was $186.25 million and was comprised of $164.15 million in cash and $22.1 million by assumption of Seller's notes payable to former owners of certain of the Acquired Comfort Companies. Pursuant to the terms of the acquisition agreement, an addi-tional $7.1 million of cash purchase price was paid by EMCOR to Seller subsequent to the acquisition date due to an increase in net assets of the Acquired Comfort Companies between the closing date and an agreed upon preclosing date. The acquisition was funded with $121.25 million of EMCOR's funds and $50.0 million from borrowings under EMCOR's revolving credit facility. The Acquired Comfort Companies, which are based predominantly in the Midwest United States and New Jersey, are active in the installation and maintenance of mechanical system and the design and installation of process and fire protection systems. Services are provided to a broad range of businesses, including food processing, pharmaceutical and manufacturing/distribution.

   On December 19, 2002, EMCOR acquired all the capital stock of Consolidated Engineering Services, Inc. ("CES") from Archstone-Smith Operating Trust and others. CES primarily provides a broad array of facility services including comprehensive facilities management, site-based operations and maintenance, mobile maintenance and services, remote monitoring, technical consulting and diagnostic services, and the installation and support for building systems. The purchase price paid for CES was $178.0 million, of which $156.0 million was paid from borrowings under EMCOR's revolving credit facility and $22.0 million from EMCOR's funds. The purchase price is subject to adjustment based on the difference between the net assets of CES on the closing date and an agreed upon preclosing date.

   EMCOR acquired two additional companies during 2002 for which EMCOR paid an aggregate of $3.4 million.

OPERATING SEGMENTS

   EMCOR's business consists of the following operating segments: United States electrical construction and facilities services, United States mechanical construction and facilities services, United States other services, Canada construction and facilities services, United Kingdom construction and facilities services and Other international construction and facilities services. The segment "United States other services" principally consists of those operations which provide consulting and maintenance services, and "Other international construction and facilities services" consists of EMCOR's operations outside of the United States, Canada, and the United Kingdom (primarily South Africa, the Middle East and Western Europe) performing electrical construction, mechanical construction and facilities services.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

   The consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. EMCOR's significant accounting policies are described in Note B -- Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of this Form 10-K. There was no initial adoption of any accounting policies during 2002 other than those listed under "New Accounting Pronouncements" below. EMCOR believes that some of the more critical judgment areas in the application of accounting policies that affect the financial condition and results of operations are: the impact of changes in the estimates and judgments pertaining to (a) revenue recognition from (i) long term construction contracts for which the percentage of completion method of accounting is used and (ii) services contracts, (b) collectibility or valuation of accounts receivable, (c) insurance liabilities, (d) income taxes and (e) intangible assets.

REVENUE RECOGNITION FOR LONG-TERM CONSTRUCTION CONTRACTS AND SERVICES CONTRACTS

   EMCOR believes its most critical accounting policy is revenue recognition from long-term construction contracts for which EMCOR uses the percentage-of-completion method of accounting. Percentage-of-completion accounting is the prescribed method of accounting for long-term contracts in accordance with accounting principles generally accepted in the United States, Statement of Position No. 81-1, "Accounting for Performance of Construction -- Type and Certain Production -- Type Contracts" and, accordingly, the method used for revenue recognition within EMCOR's industry. Percentage-of-completion for each contract is measured principally by the ratio of costs incurred to date for each contract to the estimated total costs for each contract at completion. Certain of EMCOR's electrical contracting business units measure percentage-of-completion by the percentage of labor costs incurred to date for each contract to the estimated total labor costs for such contract. Provisions for the entirety of estimated losses on uncompleted contracts are made in the period in which such losses are determined. Application of percentage-of-completion accounting results in the recognition of costs and estimated earnings in excess of billings on uncompleted contracts in its consolidated balance sheets. Costs and estimated earnings in excess of billings on uncompleted contracts reflected on the consolidated balance sheets arise when revenues have been recognized but the amounts cannot be billed under the terms of contracts. Such amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. Costs and estimated earnings in excess of billings on uncompleted contracts also include amounts EMCOR seeks or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price, or other customer-related causes of unanticipated additional contract costs. Such amounts are recorded at estimated net realizable value and take into account factors that may affect the ability to bill and collect amounts billed. Due to uncertainties inherent within estimates employed to apply percentage-of-completion accounting, estimates may be revised as project work progresses. Application of percentage-of-completion accounting requires that the impact of those revised estimates be reported in the consolidated financial statements prospectively.

   In addition to revenue recognition for long-term construction contracts, EMCOR recognizes revenues from services contracts as these services are performed in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). There are two basic types of services contracts: 1) fixed price services contracts which are signed in advance for maintenance, repair and retrofit work over periods typically ranging from one to three years (for which there may be EMCOR employees on the customer's site full time) and 2) services contracts not signed in advance for similar maintenance, repair and retrofit work on an as needed basis. Fixed price services contracts are generally performed evenly over the contract period, and accordingly, revenue is recognized on a pro-rata basis over the life of the contract. Revenues derived from other services contracts are recognized when the services are performed in accordance with SAB 101. Expenses related to all service contracts are recognized as services are provided.

ACCOUNTS RECEIVABLE

   EMCOR is required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the realization of receivables, which assessment factors include the creditworthiness of the customer, EMCOR's prior collection history with the customer and related aging of the past due balances. The provisions for bad debts during 2002, 2001, and 2000 amounted to approximately $3.4 million, $2.9 million and $6.4 million, respectively. At December 31, 2002 and 2001, accounts receivable of $965.0 million and $777.1 million, respectively, included allowances of $40.6 million and $35.1 million, respectively. Specific accounts receivable are evaluated when EMCOR believes a customer may not be able to meet its financial obligations due to a deterioration of its financial condition, credit ratings or bankruptcy. The allowance requirements are based on the best facts available and are re-evaluated and adjusted as additional information is received.

INSURANCE LIABILITIES

   EMCOR has deductibles for certain workers' compensation, auto liability, general liability and property claims, has self-insured retentions for certain other casualty claims, and is self-insured for employee-related health care claims. Losses are recorded based upon estimates of the liability for claims incurred and an estimate of claims incurred but not reported. The liabilities are derived from known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate of these obligations. EMCOR believes its liabilities for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences and effectiveness of safety and risk management programs. Therefore, if actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period that the experience becomes known.

INCOME TAXES

   EMCOR has net deferred tax assets primarily resulting from deductible temporary differences, which will reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. As of December 31, 2002 and 2001, the total valuation allowance on net deferred tax assets was approximately $2.1 million and $3.6 million, respectively.

INTANGIBLE ASSETS

   As of December 31, 2002, EMCOR had goodwill and net identifiable intangible assets of $290.4 million and $13.8 million, respectively, in connection with the acquisition of certain companies. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. Certain of these forecasts reflect assumptions regarding the ability to successfully integrate acquired companies. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires identifiable intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Changes in strategy and/or market conditions may result in adjustments to recorded intangible asset balances. As of December 31, 2002, no indicators of impairment of its goodwill or identifiable intangible assets existed after EMCOR's initial and first annual impairment review in accordance with the provisions of SFAS 142. See Note B -- Summary of Significant Accounting Policies of the notes to consolidated financial statements for additional discussion of the provisions of SFAS 142.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

REVENUES

   Revenues for the year ended December 31, 2002 increased 16.0% to $3.97 billion compared to $3.42 billion of revenues for 2001. The $548.2 million increase in revenues for 2002 when compared to 2001 was primarily due to revenues of $502.6 million from companies acquired in 2002 and to increased revenues in the United States other services, Canada and the United Kingdom segments of $27.0 million, $118.1 million and $70.3 million, respectively. Partially offsetting this increase was a reduction, when compared to 2001, of rev-venues related to "fast-track" (projects with accelerated time tables earlier than typical contracts for similar projects) telecom and other contracts, as well as a shift to larger longer-term projects which typically result in revenue being recognized over a longer period of time. Revenues for 2001 of $3.42 billion represented a 1.2% decrease over revenues of $3.46 billion for 2000. The $40.3 million decrease in revenues for 2001 compared to 2000 was primarily due to reduced fast-track data center construction in the New York, Chicago, Washington D. C. and California markets, as well as a reduced level of activity in the Las Vegas and Ohio markets and in Canada. The decrease was partially offset by growth in revenues associated with energy generation projects and transportation infrastructure construction on the United States west and east coasts and revenue growth from various operations in the Boston area market.

   The following table presents EMCOR's revenues by operating segment and the approximate percentages of total revenues for the years ended December 31, 2002, 2001 and 2000 (in millions, except for percentages):

                                                                                   % OF                % OF                   % OF
                                                                           2002    TOTAL       2001    TOTAL       2000       TOTAL
                                                                         --------  -----     --------  -----     --------     -----
Revenues:
 United States electrical construction and facilities services           $1,152.4    29%     $1,334.7    39%     $1,350.7      39%
 United States mechanical construction and facilities services            1,728.7    44%      1,202.1    35%      1,262.1      36%
 United States other services                                               236.7     6%        209.7     6%        163.9       5%
                                                                         --------            --------            --------
 Total United States operations                                           3,117.8    79%      2,746.5    80%      2,776.7      80%
 Canada construction and facilities services                                316.3     8%        198.2     6%        237.0       7%
 United Kingdom construction and facilities services                        533.9    13%        463.6    14%        446.2      13%
 Other international construction and facilities services                      --    --          11.6    --           0.3      --
                                                                         --------            --------            --------
 Total worldwide operations                                              $3,968.0   100%     $3,419.9   100%     $3,460.2     100%
                                                                         ========   ===      ========   ===      ========     ===

   Revenues for EMCOR's United States electrical construction and facilities services segment for 2002 decreased by $182.3 million compared to 2001. The decrease in revenues was primarily due to a reduction in fast-track telecom and other contracts in 2002 compared to the prior year. During 2002, transportation infrastructure work increased and energy generation work remained steady compared to the prior year. The $16.0 million, or 1.2%, decrease in 2001 revenues attributable to this segment compared to 2000 was due to reduced levels of fast-track data center and commercial construction in the New York, Chicago, Washington D. C. and California markets, as well as reduced levels of activity in the Las Vegas and Ohio markets. The decrease was partially offset by increases in revenues associated with energy generation and transportation infrastructure construction markets on the west and east coasts and increased revenues from various activities in the Salt Lake City market.

   United States mechanical construction and facilities services revenues increased in 2002 by $526.6 million, or 43.8% when compared to 2001. This increase in revenues was primarily attributable to $488.5 million of revenues from the Acquired Comfort Companies and growth in revenues in the northern California market. These increases were partially offset by decreased revenues as a result of the performance of fewer fast-track contracts. A $60.0 million, or 4.8%, decrease in revenues for 2001 compared to 2000 was due to reduced fast-track data center construction, reduced levels of activity in the Las Vegas and Denver markets and planned reductions in operations at EMCOR's Poole & Kent subsidiary operations in the North and South Carolina markets. The decrease in revenues was partially offset by increased revenues associated with energy generation construction on the west and east coasts and increased revenues from the Boston area market.

   United States other services revenues, which include those operations that principally provide consulting and maintenance services, increased by $27.0 million, or 12.9%, for 2002 compared to 2001. The increase in revenues was attributable primarily to an increase in facilities services contracts and, to a lesser extent, to revenues from the acquisition of CES, partially offset by a decline in telecommunications related work. Revenues for 2001 increased by $45.8 million compared to 2000. The increase in revenues was primarily attributable to an increase in maintenance services provided to customers.

   Revenues of Canada construction and facilities services increased by $118.1 million, or 59.6%, for 2002 as compared to 2001 revenues. The increase in revenues was primarily attributable to the performance of work on certain long-term contracts. The $38.8 million, or 16.4%, decrease in revenues for 2001 compared with 2000 was attributable to project start date delays in Eastern Canada and a reduction of revenues in Western Canada due to timing of anticipated projects.

   United Kingdom construction and facilities services revenues increased $70.3 million, or 15.2%, for 2002 compared to 2001 revenues principally due to growth in the facilities services market, offsetting a decline in the overall construction market. The decline in the overall construction market principally resulted in fewer attractive bid opportunities, and thereby caused EMCOR to be more selective in submitting project bids. Construction revenues for 2002 do not include revenues from certain multi-year rail projects that were awarded in 2002 which will produce revenues in future periods. The $17.4 million, or 3.9%, increase in 2001 revenues compared with 2000 revenues was principally due to growth in construction and facilities markets in the United Kingdom during the first half of 2001.

   Other international construction and facilities services revenues primarily consist of EMCOR's operations in the Middle East, South Africa and Europe. Revenues from those operations were zero for 2002, $11.6 million for 2001 and $0.3 million for 2000. All of the 2002 projects in these markets are being performed by joint ventures. The results of these joint venture operations are accounted for under the equity method of accounting because EMCOR has less than majority ownership in foreign joint ventures, and, accordingly, revenues attributable to such joint ventures are not reflected as revenues in the consolidated financial statements. In 2001, certain European projects were performed entirely by EMCOR subsidiaries and therefore, revenues were recorded. EMCOR continues to pursue new business selectively in these markets; however, the availability of opportunities has been significantly reduced as a result of local economic factors, particularly in the Middle East.

COST OF SALES AND GROSS PROFIT

   The following table presents EMCOR's cost of sales, gross profit, and gross profit as a percentage of revenues, for the years ended December 31, 2002, 2001 and 2000 (in millions, except for percentages):

                                                  2002        2001       2000
                                               --------    --------    --------
Cost of sales ..............................   $3,485.4    $3,028.0    $3,102.4
Gross profit ...............................   $  482.6    $  391.8    $  357.8
Gross profit as a percentage of revenues ...       12.2%       11.5%       10.3%

   Gross profit increased $90.8 million, or 23.2%, for 2002 compared to 2001. Gross profit as a percentage of revenues was 12.2% for 2002 compared to 11.5% for 2001. The increase in gross profit was primarily due to gross profit of $81.2 million earned by companies acquired in 2002. The increase in gross profit of $9.6 million attributable to EMCOR's other subsidiaries was due to the type and location of construction and facilities services contracts performed, efficient deployment of local labor, effective procurement of materials and focus on risk management programs. The increase in gross profit as a percentage of revenues was principally attributable to the Acquired Comfort Companies and their higher gross profit as a percentage of sales in 2002 as compared to EMCOR in 2001, as well as improvements for gross margin in EMCOR's other subsidiaries. Gross profit increased $34.0 million, or 9.5%, for 2001 compared to 2000, and gross profit as a percentage of revenues increased to 11.5% for 2001 compared with 10.3% for 2000. The dollar increase in gross profit, as well as the increase in gross profit as a percentage of revenues, were primarily due to an increase in gross profits realized due to the type and location of construction and facilities services contracts performed and continued improvement in project management.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   The following table presents EMCOR's selling, general and administrative expenses, and selling, general and administrative expenses as a percentage of revenues, for the years ended December 31, 2002, 2001 and 2000 (in millions, except for percentages):

                                                                                    2002      2001      2000
                                                                                   ------    ------    ------
Selling, general and administrative expenses ...................................   $368.2    $303.1    $278.9
Selling, general and administrative expenses as a percentage of revenues........      9.3%      8.9%      8.1%

   Selling, general and administrative expenses increased $65.1 million, or 21.5%, between 2002 and 2001. As a percentage of revenues, total selling, general and administrative expenses increased to 9.3% in 2002 as compared to 8.9% in 2001. The dollar increase and increase in expenses as a percentage of revenues during 2002 compared to 2001 was primarily attributable to $61.0 million of expenses of companies acquired in 2002 and increased variable selling, general and administrative expenses in certain markets, which increased expenses were partially offset by a $5.5 million reduction in goodwill amortization expense as goodwill is no longer required to be amortized per SFAS
142. Selling, general and administrative expenses increased $24.2 million, or 8.7%, between 2001 and 2000. As a percentage of revenues, total selling, general and administrative expenses increased to 8.9% in 2001 as compared to 8.1% in 2000. This dollar increase and increase in expenses as a percentage of revenues during 2001 as compared to 2000 was primarily attributable to the type and location of construction and facilities services contracts performed, increased variable overhead costs associated with marketing and business development efforts and expansion of information technology infrastructure support. Goodwill amortization expense for the year ended December 31, 2002 and 2001 was zero and $5.5 million, respectively. Amortization expense of certain identifiable intangible assets associated with the Acquired Comfort Companies was $0.8 million for the year ended December 31, 2002.

OPERATING INCOME

   The following table presents EMCOR's operating income, and operating income as a percentage of segment revenues, for the years ended December 31, 2002, 2001 and 2000 (in millions, except for percentages):

                                                                               % OF                 % OF                  % OF
                                                                              SEGMENT              SEGMENT               SEGMENT
                                                                     2002     REVENUES     2001    REVENUES      2000    REVENUES
                                                                    ------    --------    ------   --------     ------   --------
Operating income (loss):
 United States electrical construction and facilities services      $ 78.9      6.8%      $ 75.3      5.6%      $ 58.6      4.3%
 United States mechanical construction and facilities services        60.3      3.5%        41.4      3.4%        35.9      2.8%
 United States other services                                          3.3      1.4%        (7.2)      --         (5.5)      --
                                                                    ------                ------                ------
 Total United States operations                                      142.5      4.6%       109.5      4.0%        89.0      3.2%
 Canada construction and facilities services                           3.3      1.0%         2.3      1.2%         5.2      2.2%
 United Kingdom construction and facilities services                   0.0       --          7.2      1.6%         6.0      1.3%
 Other international construction and facilities services             (0.1)      --         (1.2)      --          0.5       --
 Corporate administration                                            (31.3)      --        (29.1)      --        (21.8)      --
                                                                    ------                ------                ------
 Total worldwide operations                                          114.4      2.9%        88.7      2.6%        78.9      2.3%
Other corporate items:
 Interest expense                                                     (4.1)                 (4.8)                 (9.7)
 Interest income                                                       2.0                   5.6                   2.4
                                                                    ------                ------                ------
 Income before taxes                                                $112.3                $ 89.5                $ 71.6
                                                                    ======                ======                ======

   Operating income increased for the United States electrical construction and facilities services operations for 2002 compared to 2001. The dollar increase in operating income for 2002 of $3.6 million, or 4.8%, as compared to 2001, and the related increase as a percentage of revenues, was primarily attributable to the increased activity from increased transportation infrastructure and continuing energy generation construction projects on the west coast, the successful completion and settlement of several contracts and increased operating income attributable to various commercial and industrial projects in the San Diego, Las Vegas, Washington D.C. and Denver markets offset, in part, by a reduction in fast-track data center construction work across other markets. Operating income for 2001 for the United States electrical construction and facilities services operations increased $16.7 million, or 28.5%, from 2000 levels. The increase in operating income, and operating income, as a percentage of revenues, for 2001 versus 2000 was attributable to an increase in operations associated with transportation infrastructure and power plant construction contracts on the west and east coasts, and increased levels of activity in the Salt Lake City market. This increase in operating income was partially offset by reduced levels of fast-track data center construction projects in the San Francisco, Washington D.C. and Denver markets and the decrease in construction activity in the Las Vegas market.

   United States mechanical construction and facilities services operating income increased $18.9 million for 2002, a 45.7% increase over 2001. This increase in dollars and increase as a percentage of revenues was primarily due to (i) operating income from the Acquired Comfort Companies of $19.7 million,
(ii) operating income associated with power plant construction contracts on the west coast and (iii) improved results at the Poole & Kent subsidiary operations which had losses in the prior year. The increases were partially offset by reduced operating income attributable to fewer fast-track contracts in the 2002 than the prior year. Operating income for 2001 compared to 2000 increased $5.5 million, or 15.3%, and as a percentage of revenues increased to 3.4% from 2.8%, primarily due to (i) increased energy generation construction projects on the west and east coasts, partially offset by a reduction in construction projects in the Las Vegas market and (ii) reduced losses at certain Poole & Kent subsidiaries compared to the prior year.

   United States other services operating income was $3.3 million for 2002 compared to operating losses of $7.2 million for 2001. The increase in operating profit was primarily attributable to new facilities services contracts and a decrease in selling, general and administrative expenses as the facilities services operations became more established and thus required less overhead spending relating to the development of new business. The contribution to 2002 operating income by CES, which was acquired on December 19, 2002, was not material. Operating losses in this segment for 2001 compared to 2000 increased by $1.7 million primarily due to costs associated with the continued development of the consulting operations and maintenance services activities of EMCOR.

   Canada construction and facilities services operating income increased by $1.0 million for 2002 compared to 2001 principally due to increased work on longer-term contracts that result in profit recognition over an extended time period, partially offset by a reduction in the number of fast-track type contracts. For 2001 compared to 2000, operating income decreased by $2.9 million principally due to project start date delays in Eastern Canada for certain projects in backlog and a reduction of revenues in Western Canada due to the timing of anticipated projects.

   United Kingdom construction and facilities services operating income decreased by $7.2 million for 2002 compared to 2001. The decrease in operating income was primarily attributable to unfavorable settlements and closeouts of certain construction projects completed during the year. During 2002 the facilities services business continued to realize increased revenues and operating income while the construction activities have slowed since 2001. For 2001, operating income increased by $1.2 million as compared to 2000. This increase was primarily attributable to growth in construction and facilities markets in the United Kingdom during the first half of 2001.

   Other international construction and facilities services operating losses were $0.1 million for 2002 compared to operating losses of $1.2 million in 2001 and operating income of $0.5 million in 2000. EMCOR continues to pursue new business selectively in the Middle Eastern, South African and European markets; however, the availability of opportunities has been significantly reduced as a result of local economic factors, particularly in the Middle East.

   General corporate expenses for 2002 increased by $2.2 million from 2001 levels, and increased by $7.3 million between 2001 and 2000. The increase in general corporate expenses was primarily due to the expansion of operations support activities such as information technology infrastructure, human resources and communications in order to meet the level of service expected by clients and manage the increased number of operations due to acquisitions. Costs associated with the integration of companies acquired during 2002 were approximately $0.5 million of the $2.2 million increase from 2001 to 2002.

   Interest expense decreased by $0.7 million in 2002 compared to 2001 principally due to the conversion of $115.0 million of EMCOR's 5.75% Convertible Subordinated Notes into approximately 4.2 million shares of EMCOR common stock in the second quarter of 2001. For the same reason, interest expense decreased by $4.9 million in 2001 compared to 2000.

   Interest income decreased by $3.6 million in 2002 compared with 2001. Interest income increased by $3.2 million in 2001 compared to 2000. The decrease in interest income for 2002 compared to 2001 was due to a reduction in cash on hand in 2002 related to cash used for acquisitions and repayment of borrowings related to the acquisitions, and to lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

   The following table presents EMCOR's net cash provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2002 and 2001 (in millions):

                                                            2002          2001
                                                           -------       ------
Net cash provided by operating activities ...........      $ 154.7       $ 81.1
Net cash used in investing activities ...............      $(364.8)      $(31.2)
Net cash provided by financing activities ...........      $ 113.4       $  2.2

   The Company's consolidated cash balance decreased by $96.7 million from $189.8 million at December 31, 2001 to $93.1 million at December 31, 2002 primarily due to the use of cash for the acquisition of the Acquired Comfort Companies and CES, partially offset by net cash provided by operating activities. Net cash provided by operating activities for 2002 was $154.7 million, an increase of $73.6 million from $81.1 million for 2001. The cash provided by operating activities in 2002 was primarily due to increased net income, increased accounts payable, increased accrued expenses and decreased accounts receivable, partially offset by increased contracts in progress, net. Net cash used in investing activities in 2002 of $364.8 million consisted primarily of payments of an aggregate of $334.7 million for acquisitions in 2002 and earn-out payments of $8.6 million for acquisitions in prior periods, net disbursement for other investments of $7.7 million and $15.6 million for the purchase of property, plant and equipment. This activity compares to net cash used in investing activities for 2001 of $17.9 million for the purchase of property, plant and equipment, $8.8 million for payments for acquisitions and related earn-out agreements for prior year acquisitions and net disbursements for other investments of $6.5 million. Net cash provided by financing activities for 2002 of $113.4 million was primarily attributable to borrowings under working capital credit lines used to finance the CES acquisition in December 2002 and proceeds from the exercise of stock options, offset by a reduction due to net repayments of long-term debt and capital lease payments.

   The following is a summary of EMCOR's material contractual obligations and other commercial commitments (in millions):

                                                                                     PAYMENTS DUE BY PERIOD
                                                               ---------------------------------------------------------------------
                                                                                LESS
                   CONTRACTUAL                                                  THAN           1-3             4-5           AFTER
                   OBLIGATIONS                                  TOTAL          1 YEAR         YEARS           YEARS         5 YEARS
                   -----------                                  -----          ------         ------          ------        -------
Notes payable .........................................        $ 21.8          $ 21.8         $   --          $   --         $   --
Other long-term debt ..................................           1.0             0.3            0.2             0.2            0.3
Capital lease obligations .............................           0.4             0.2            0.2              --             --
Operating leases ......................................         141.9            38.6           55.1            25.9           22.3
Open purchase obligations (1)..........................         340.4           293.1           35.3            12.0             --
Other long-term obligations (2) .......................          87.8              --           87.8              --             --
                                                               ------          ------         ------          ------         ------
Total Contractual Obligations .........................        $593.3          $354.0         $178.6          $ 38.1         $ 22.6
                                                               ======          ======         ======          ======         ======
                                                                            AMOUNT OF COMMITMENT EXPIRATION BY PERIOD
                                                              ----------------------------------------------------------------------
                                                                TOTAL           LESS
                OTHER COMMERCIAL                               AMOUNTS          THAN            1-3             4-5           AFTER
                   COMMITMENTS                                COMMITTED        1 YEAR          YEARS           YEARS         5 YEARS
                ----------------                              ---------        ------          -----           -----         -------
Revolving Credit Facility (3) .....................            $112.0          $   --          $  --          $112.0         $   --
Letters of credit .................................              39.9            12.0            1.3             1.3           25.3
Guarantees ........................................              25.0              --             --              --           25.0
                                                               ------          ------          -----          ------         ------
Total Commercial Commitments ......................            $176.9          $ 12.0          $ 1.3          $113.3         $ 50.3
                                                               ======          ======          =====          ======         ======

-----------
(1) Represent open purchase orders for material and subcontracting costs related to the Company's construction and service contracts. These purchase orders are not reflected in EMCOR's consolidated balance sheet and should not impact future cash flows as amounts will be recovered through customer billings.
(2) Represent primarily insurance related liabilities, the timing for which payments beyond one year is not practical to estimate.
(3) EMCOR classifies these borrowings as short-term on its consolidated balance sheet because of EMCOR's intent and ability to repay the amounts on a short-term basis.

   On September 26, 2002, EMCOR entered into a new $275.0 million five year revolving credit agreement (the "Revolving Credit Facility"). The Revolving Credit Facility, which replaced a credit facility entered into on December 22, 1998 (the "1998 Credit Facility"), is guaranteed by certain direct and indirect subsidiaries of EMCOR, is secured by substantially all of the assets of EMCOR and most of its subsidiaries, and provides for borrowings in the form of revolving loans and letters of credit. The Revolving Credit Facility contains various covenants requiring, among other things, maintenance of certain financial ratios and certain restrictions with respect to cumulative aggregate payments for dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount of the Revolving Credit Facility. The fee ranges from 0.3% to 0.5% of the unused amount, based on certain financial tests. Loans under the Revolving Credit Facility bear interest at (1) a rate which is the prime commercial lending rate announced by Harris Trust and Savings Bank from time to time (4.25% at December 31, 2002) plus 0% to 1.0%, based on certain financial tests or (2) at a LIBOR rate (1.38% at December 31, 2002) plus 1.5% to 2.5% based on certain financial tests. The interest rates in effect at December 31, 2002 were 4.25% and 2.88%, respectively. Letter of credit fees issued under this facility range from 0.75% to 2.5% and are charged based on the type of letter of credit issued and certain financial tests. As of December 31, 2002 and 2001, EMCOR had approximately $39.9 million and $20.5 million of letters of credit outstanding, respectively. EMCOR had borrowings of $112.0 million outstanding under the Revolving Credit Facility at December 31, 2002. No revolving loans were outstanding under the 1998 Credit Facility at December 31, 2001.

   In August 2001, the Company's Canadian subsidiary, Comstock Canada Ltd., renewed a credit agreement with a bank providing for an overdraft facility of up to Cdn. $0.5 million. The facility is secured by a standby letter of credit and provides for interest at the bank's prime rate (4.0% at December 31, 2002). There were no borrowings outstanding under this credit agreement at December 31, 2002 or 2001.

   A subsidiary of EMCOR has guaranteed indebtedness of a venture in which it has a 40% interest; the other venture partner, Baltimore Gas and Electric, has a 60% interest. The venture designs, constructs, owns, operates, leases and maintains facilities to produce chilled water for sale to customers for use in cooling. These guarantees are not expected to have a material effect on EMCOR's financial position or results of operations. Each of the venturers is jointly and severally liable, in the event of default, for the venture's $25.0 million borrowing due December 2031. During September 2002, each venture partner contributed equity to the venture, of which EMCOR's contribution was $14.0 million.

   There are $22.3 million in current maturities of EMCOR's long-term debt and capital lease obligations as of December 31, 2002. $21.8 million of this amount relates to notes payable to former owners of the Acquired Comfort Companies, which were assumed in connection with the acquisition. These notes accrue interest at an annual rate of 10% and are payable in April 2003.

   EMCOR is  contingently  liable to  sureties  in  respect of  performance  and payment bonds issued by sureties, usually at the request of customers in connection with construction projects which secure EMCOR payment and performance obligations under contracts for such projects. In addition, at the request of unions representing EMCOR employees, bonds are provided to secure such obligations for wages and benefits payable to or for such employees. As of December 31, 2002, sureties had issued bonds for the account of EMCOR in the aggregate amount of approximately $1.3 billion. To the extent such bonds were for the benefit of customers (as opposed to unions), they related to over 675 construction projects. The bonds are issued by EMCOR's sureties in return for a premium which varies depending on the size of the bonds. The individual amounts for bonded projects range up to $170.0 million. EMCOR has agreed to indemnify the sureties for any payments made by them in respect of bonds.

   On March 18, 1998, EMCOR sold, pursuant to an underwritten public offering, $115.0 million principal amount of 5.75% Convertible Subordinated Notes. During the second quarter of 2001, EMCOR called its 5.75% Convertible Subordinated
Notes for redemption. As a consequence, all of the Convertible Subordinated Notes were converted into approximately 4.2 million shares of EMCOR common stock.

   EMCOR does not have any other material financial guarantees or off-balance sheet arrangements other than those discussed herein.

   The primary source of liquidity for EMCOR has been, and is expected to continue to be, cash generated by operating activities. EMCOR also maintains a revolving credit facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient, or to enable EMCOR to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. EMCOR may also increase liquidity through an equity offering or other debt instruments. Short-term changes in macroeconomic trends may have an effect, positively or negatively, on liquidity. In order to manage through these uncertainties, EMCOR generally will not borrow funds to the maximum amounts allowable and, therefore, should have the capacity to borrow funds, if necessary, to meet short-term requirements. In addition to managing borrowings, EMCOR's focus on the facilities services market is intended to provide an additional buffer against economic downturns as the facilities services market is characterized by annual and multi-year contracts that provide a more predictable stream of cash flows than the construction market. The acquisition of CES in December 2002, which is primarily facilities services market focused, is part of EMCOR's plan to grow its services business. Short-term liquidity is also impacted by the type and length of construction contracts in place. During economic downturns, such as the 2001 through 2002 period, construction contracts trended away from short-cycle contracts toward larger longer-term infrastructure and public sector contracts. Performance of longer duration contracts usually requires higher upfront cash requirements until billings can occur in accordance with contractual provisions. While EMCOR strives to maintain a net over-billed position with its customers, there can be no assurance that the net over-billed position can be maintained. EMCOR's net over-billings, defined as the balance sheet accounts cost and estimated earnings in excess of billings on uncompleted contracts less billings in excess of costs and estimated earnings on uncompleted contracts, was $127.3 million and $97.9 million as of December 31, 2002 and 2001.

   Long-term liquidity requirements can be expected to be met through cash generated from operating activities, the Revolving Credit Facility, and the sale of various secured or unsecured debt and/or equity interests in the public and private markets. Based upon EMCOR's current credit ratings and financial position, EMCOR can reasonably expect to be able to issue long-term debt instruments and/or equity. For example, in September 2002, EMCOR was able to increase its capacity to borrow under credit facilities from $150.0 million to $275.0 million. Over the long term, EMCOR's primary revenue risk factor continues to be the level of demand for non-residential construction services, which is in turn influenced by macroeconomic trends including interest rates and governmental economic policy. In order to provide protection against demand cycles in private sector construction services, EMCOR has increased its participation, and its backlog of contracts, in the public sector and in the facilities services market.

   EMCOR believes that current cash balances and borrowing capacity available under existing lines of credit or other forms of financing available through debt or equity offerings, combined with cash expected to be generated from operations, will be sufficient to provide short-term and foreseeable long-term liquidity and meet expected capital expenditure requirements. However, EMCOR is a party to several lawsuits and other proceedings in which other parties seek to recover from it amounts ranging from a few thousand dollars to $50.0 million. If EMCOR was required to pay damages in one or more such proceedings, such payments could have a material adverse effect on its cash flow and/or earnings.

CERTAIN INSURANCE MATTERS

   As of December 31, 2002, EMCOR was utilizing approximately $24.5 million of letters of credit obtained under its Revolving Credit Facility as collateral for its insurance obligations.

NEW ACCOUNTING PRONOUNCEMENTS

   In May 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections" which is effective for fiscal years beginning after May 15, 2002. This statement, among other matters, provides guidance with respect to the accounting for gain or loss on capital leases that were modified to become operating leases. The statement also eliminates the requirement that gains or losses on the early extinguishment of debt be classified as extraordinary items and provides guidance when the gain or loss on the early retirement of debt should or should not be reflected as an extraordinary item.

   In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that costs associated with terminating employees or contracts or closing or relocating facilities are to be recognized at fair value at the time the liability is incurred. The Company does not anticipate that this statement will have an effect on its financial statements when it becomes effective for disposal activities initiated after December 31, 2002.

   In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN 45" or the "Interpretation"). FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the entity (i.e., the guarantor) must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of the Interpretations are effective for financial statements of interim or annual periods that end after December 15, 2002. The Interpretation's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation. EMCOR has guarantees that will be subject to the accounting and disclosure provisions of the Interpretation, and therefore, adoption of FIN 45 may impact disclosures in the first quarter of its next fiscal year. EMCOR is currently evaluating the recognition and measurement impacts of adoption.

   In January 2003, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 was effective for fiscal years beginning after December 15, 2002 and was adopted by EMCOR for all periods presented. EMCOR did not change to the fair value based method of accounting for stock-based employee compensation; and therefore, adoption of SFAS 148 will impact only future disclosures, not the financial results, of EMCOR.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   EMCOR has not used derivative financial instruments for any purpose during the years ended December 31, 2002 and 2001, including trading or speculating on changes in interest rates, or commodity prices of materials used in its business.

   EMCOR is exposed to market risk for changes in interest rates for borrowings under its Revolving Credit Facility. Borrowings under the credit facility bear interest at variable rates, and the fair value of this borrowing is not significantly affected by changes in market interest rates. As of December 31, 2002, there was $112.0 million of borrowings outstanding under the Revolving Credit Facility, and these borrowings bear interest at (1) a rate which is the prime commercial lending rate announced by Harris Trust and Savings Bank from time to time (4.25% at December 31, 2002) plus 0% to 1.0%, based on certain financial tests or (2) at a LIBOR rate (1.38% at December 31, 2002) plus 1.5% to 2.5% based on certain financial tests. Based on the borrowings outstanding of $112.0 million, if interest rates were to increase by 1.0%, the net of tax interest expense would increase $0.7 million in the next twelve months. Conversely, if interest rates were to decrease by 1.0%, interest expense would decrease by $0.7 million in the next 12 months. The Revolving Credit Facility expires in September 2007. There is no guarantee that EMCOR will be able to renew the agreement at its expiration.

   EMCOR is also exposed to market risk and its potential related impact on accounts receivable or costs and estimated earnings in excess of billings on uncompleted contracts. The amounts recorded may be at risk if customers' ability to settle these obligations is negatively impacted by economic conditions. EMCOR continually monitors the credit worthiness of its customers and maintains on-going discussions with customers regarding contract status with respect to change orders and billing terms. Therefore, EMCOR believes it takes appropriate action to manage market and other risks, but there is no assurance that it will be able to reasonably identify all risks with respect to collectibility of these assets. Refer also to the previous discussion of Accounts Receivable under the heading, "Application of Critical Accounting Policies."

   Amounts invested in EMCOR's foreign operations are translated into U. S. dollars at the exchange rates in effect at year end. The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of stockholders' equity, in the consolidated balance sheets. EMCOR believes the exposure to the effects that fluctuating foreign currencies may have on the consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective local currencies. Additionally, the cost of revenues associated with these transactions is generally contracted and paid for in their same local currencies.

   THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES REFORM ACT OF 1995, PARTICULARLY STATEMENTS REGARDING MARKET OPPORTUNITIES, MARKET SHARE GROWTH, COMPETITIVE GROWTH, GROSS PROFIT, AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO ADVERSE CHANGES IN GENERAL ECONOMIC CONDITIONS, CHANGES IN THE SPECIFIC MARKETS FOR EMCOR'S SERVICES, ADVERSE BUSINESS CONDITIONS, DECREASED OR LACK OF GROWTH IN THE MECHANICAL AND ELECTRICAL CONSTRUCTION AND FACILITIES SERVICES INDUSTRIES, INCREASED COMPETITION, PRICING PRESSURES AND RISK ASSOCIATED WITH FOREIGN OPERATIONS AND OTHER FACTORS.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                               DECEMBER 31,
                                                                                                       ---------------------------
                                                                                                           2002            2001
                                                                                                       ----------       ----------
                                     ASSETS
Current assets:
  Cash and cash equivalents ......................................................................     $   93,103       $  189,766
  Accounts receivable, less allowance for doubtful accounts of $40,611
    and $35,091, respectively ....................................................................        964,968          777,102
  Costs and estimated earnings in excess of billings on uncompleted contracts ....................        235,809          221,272
  Inventories ....................................................................................         12,271            7,158
  Prepaid expenses and other .....................................................................         28,784           22,026
                                                                                                       ----------       ----------
  Total current assets ...........................................................................      1,334,935        1,217,324
Investments, notes and other long-term receivables ...............................................         24,642           16,817
Property, plant and equipment, net ...............................................................         70,750           42,548
Goodwill .........................................................................................        290,412           56,011
Identifiable intangible assets, less accumulated amortization of $755 ............................         13,845               --
Other assets .....................................................................................         23,907           16,964
                                                                                                       ----------       ----------
Total assets .....................................................................................     $1,758,491       $1,349,664
                                                                                                       ==========       ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Borrowings under working capital credit line ...................................................     $  112,000       $       --
  Current maturities of long-term debt and capital lease obligations .............................         22,276              947
  Accounts payable ...............................................................................        409,562          313,227
  Billings in excess of costs and estimated earnings on uncompleted contracts ....................        363,092          319,165
  Accrued payroll and benefits ...................................................................        159,416          121,196
  Other accrued expenses and liabilities .........................................................        113,529           99,726
                                                                                                       ----------       ----------
    Total current liabilities ....................................................................      1,179,875          854,261
Long-term debt and capital lease obligations .....................................................            905              848
Other long-term obligations ......................................................................         87,841           72,622
                                                                                                       ----------       ----------
Total liabilities ................................................................................      1,268,621          927,731
                                                                                                       ----------       ----------
Stockholders' equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, zero issued and outstanding .......             --               --
Common stock, $0.01 par value, 30,000,000 shares authorized, 16,050,862 and
  15,945,699 shares issued, respectively .........................................................            161              159
Capital surplus ..................................................................................        312,393          307,636
Accumulated other comprehensive loss .............................................................         (5,148)          (5,424)
Retained earnings ................................................................................        199,300          136,398
Treasury stock, at cost, 1,131,985 shares ........................................................        (16,836)         (16,836)
                                                                                                       ----------       ----------
Total stockholders' equity .......................................................................        489,870          421,933
                                                                                                       ----------       ----------
Total liabilities and stockholders' equity .......................................................     $1,758,491       $1,349,664
                                                                                                       ==========       ==========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               2002                 2001                 2000
                                                                            ----------           ----------           ----------
Revenues .........................................................          $3,968,051           $3,419,854           $3,460,204
Cost of sales ....................................................           3,485,417            3,028,031            3,102,387
                                                                            ----------           ----------           ----------
Gross profit .....................................................             482,634              391,823              357,817
Selling, general and administrative expenses .....................             368,209              303,141              278,892
                                                                            ----------           ----------           ----------
Operating income .................................................             114,425               88,682               78,925
Interest expense .................................................              (4,096)              (4,795)              (9,705)
Interest income ..................................................               1,997                5,587                2,367
                                                                            ----------           ----------           ----------
Income before income taxes .......................................             112,326               89,474               71,587
Income tax provision .............................................              49,424               39,462               31,498
                                                                            ----------           ----------           ----------
Net income .......................................................          $   62,902           $   50,012           $   40,089
                                                                            ==========           ==========           ==========

Basic earnings per share .........................................          $     4.23           $     3.86           $     3.84
                                                                            ==========           ==========           ==========

Diluted earnings per share .......................................          $     4.07           $     3.40           $     2.95
                                                                            ==========           ==========           ==========

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                                                                2002          2001          2000
                                                                                              --------      --------      --------
Cash flows from operating activities:
Net income ................................................................................   $ 62,902      $ 50,012      $ 40,089
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization ...........................................................     15,371        12,694        11,483
  Amortization of goodwill ................................................................         --         5,506         4,618
  Amortization of identifiable intangible assets ..........................................        755            --            --
  Provision for doubtful accounts .........................................................      3,354         2,856         6,419
  Deferred income taxes ...................................................................      7,432         3,725            --
  Non-cash expense for amortization of debt issuance costs ................................        630           890         1,236
  Non-cash expense for Restricted Stock Units .............................................        557         1,132            --
  Non-cash interest expense for converted subordinated notes ..............................         --         1,239            --
  Provision in lieu of income taxes .......................................................         --        21,425        24,422
                                                                                              --------      --------      --------
                                                                                                91,001        99,479        88,267
Change in  operating  assets  and  liabilities  excluding  effect of  businesses acquired:
  Decrease (increase) in accounts receivable ..............................................     28,464        48,974      (118,629)
  (Increase) decrease in inventories and contracts in progress, net .......................    (14,174)      (59,217)       76,376
  Increase (decrease) in accounts payable .................................................     32,653       (52,337)       22,222
  Increase in accrued payroll and benefits and other accrued expenses and liabilities .....     14,860        47,836        19,533
  Changes in other assets and liabilities, net ............................................      1,893        (3,644)        3,667
                                                                                              --------      --------      --------
Net cash provided by operating activities .................................................    154,697        81,091        91,436
                                                                                              --------      --------      --------
  Cash flows from investing activities:
  Proceeds from sales of assets ...........................................................      1,819         1,925         2,765
  Purchase of property, plant and equipment ...............................................    (15,585)      (17,939)      (16,698)
  Payments for acquisitions of businesses and related earn-out agreements .................   (343,358)       (8,750)       (4,234)
  Net (disbursements) proceeds from other investments .....................................     (7,679)       (6,453)        7,047
                                                                                              --------      --------      --------
Net cash used in investing activities .....................................................   (364,803)      (31,217)      (11,120)
                                                                                              --------      --------      --------
Cash flows from financing activities:
  Proceeds from working capital credit lines ..............................................    248,000            --       722,829
  Repayments of working capital credit lines ..............................................   (136,000)           --      (722,829)
  Borrowings for long-term debt ...........................................................         70         2,930         5,114
  Repayments for long-term debt ...........................................................     (1,100)       (2,761)       (6,686)
  Net repayments for capital lease obligations ............................................        (34)          (26)          (37)
  Net proceeds from exercise of stock options .............................................      2,507         2,064           426
                                                                                              --------      --------      --------
Net cash provided by (used in) financing activities .......................................    113,443         2,207        (1,183)
                                                                                              --------      --------      --------
(Decrease) increase in cash and cash equivalents ..........................................    (96,663)       52,081        79,133
Cash and cash equivalents at beginning of year ............................................    189,766       137,685        58,552
                                                                                              --------      --------      --------
Cash and cash equivalents at end of year ..................................................   $ 93,103      $189,766      $137,685
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

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                             TOTAL                                ACCUMULATED
                                             STOCK-                                  OTHER
                                            HOLDERS'      COMMON      CAPITAL    COMPREHENSIVE   RETAINED    TREASURY  COMPREHENSIVE
                                             EQUITY       STOCK       SURPLUS   INCOME (LOSS)(1) EARNINGS     STOCK       INCOME
                                            --------      ------      --------   ---------------  --------    --------  ------------
Balance, December 31, 1999 ...............  $170,249      $  117      $142,894       $(2,223)    $ 46,297    $(16,836)
  Net income .............................    40,089          --            --            --       40,089          --      $40,089
  Foreign currency translation
     adjustments .........................    (1,683)         --            --        (1,683)          --          --       (1,683)
                                                                                                                           -------
  Comprehensive income ...................        --          --            --            --           --          --      $38,406
                                                                                                                           =======
  Provision in lieu of income
     taxes ...............................    24,422          --        24,422            --           --          --
  Common stock issued under
     stock option plans ..................       426          --           426            --           --          --
                                            --------      ------      --------       -------     --------    --------
Balance, December 31, 2000 ...............   233,503         117       167,742        (3,906)      86,386     (16,836)
  Net income .............................    50,012          --            --            --       50,012          --      $50,012
  Foreign currency translation
     adjustments .........................    (1,518)         --            --        (1,518)          --          --       (1,518)
                                                                                                                           -------
  Comprehensive income ...................        --          --            --            --           --          --      $48,494
                                                                                                                           =======
  Provision in lieu of income
     taxes................................    21,425          --        21,425            --           --          --
  Common stock issued under
     stock option plans ..................     2,063          --         2,063            --           --          --
  Conversion of 5.75%
     Convertible Subordinated
     Notes (2) ...........................   113,874          42       113,832            --           --          --
  Value of Restricted Stock Units (3) ....     2,574          --         2,574            --           --          --
                                            --------      ------      --------       -------     --------    --------
Balance, December 31, 2001 ...............   421,933         159       307,636        (5,424)     136,398     (16,836)
   Net income ............................    62,902          --            --            --       62,902          --      $62,902
   Foreign currency translation
     adjustments .........................     3,725          --            --         3,725           --          --        3,725
   Pension plan additional
     minimum liability, net of
     tax benefit of $1.9 million .........    (3,449)         --            --        (3,449)          --          --       (3,449)
                                                                                                                           -------
   Comprehensive income...................        --          --            --            --           --          --      $63,178
                                                                                                                           =======
   Common stock issued under
     stock option plans ..................     2,507           2         2,505            --           --          --
   Value of Restricted Stock
     Units (3) ...........................     2,252          --         2,252            --           --          --
                                            --------      ------      --------       -------     --------    --------
Balance, December 31, 2002 ...............  $489,870      $  161      $312,393       $(5,148)    $199,300    $(16,836)
                                            ========      ======      ========       =======     ========    ========

-----------
(1) Represents cumulative foreign currency translation and minimum pension liability adjustments.
(2) Represents conversion of $115.0 million 5.75% convertible subordinated notes into common stock, net of related interest and deferred financing costs.
(3) Shares of common stock will be issued in respect of restricted stock units. This amount represents the value of restricted stock units at the date of grant plus the related compensation expense in the current year due to an increase in market value of the underlying common stock. As of October 2002, the terms of the restricted stock unit plan were changed resulting in fixed plan accounting after the grant date from the date of this change for both existing and new grants.

       The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A -- NATURE OF OPERATIONS

   EMCOR Group, Inc., a Delaware corporation, and subsidiaries (collectively "EMCOR") is one of the largest mechanical and electrical construction and facilities services firms in the United States, Canada, the United Kingdom and in the world. EMCOR specializes in the design, integration and installation and start-up of: (1) systems for the generation and distribution of electrical power, including power cables, conduits, distribution panels, transformers, generators, uninterruptible power supply systems and related switch gear and controls; (2) lighting systems, including fixtures and controls; (3) low-voltage systems, including fire alarm, security, and process control systems; (4) voice and data communications systems, including fiber-optic and low voltage copper cabling; (5) heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems and (6) plumbing, process and high-purity piping systems. EMCOR provides mechanical and electrical construction services and facilities services directly to corporations, municipalities and other governmental entities, owners/developers and tenants of buildings. It also provides these services indirectly by acting as a subcontractor to general contractors, systems suppliers and other subcontractors. Mechanical and electrical construction services generally fall into one of two categories: (1) large installation projects with contracts often in the multi-million dollar range that involve construction of industrial and commercial buildings and institutional and public works facilities or the fit-out of large blocks of space within commercial buildings and (2) smaller installation projects typically involving fit-out, renovation and retrofit work. In addition, EMCOR provides services needed to support a customer's facilities not related to construction projects. These services, frequently referred to as facilities services, include site-based operations and maintenance, mobile maintenance and service, facilities management, remote monitoring, small modification and retrofit projects, technical consulting and diagnostic services, installation and support for building systems, and program development and management for energy systems. These services are provided to a wide range of commercial, industrial, and institutional buildings including facilities at which EMCOR provided construction services and at which construction services were provided by others. Facilities services are frequently bundled to provide integrated service packages and may include services in addition to EMCOR's core mechanical and electrical services.

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of EMCOR and its majority-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. All investments over which EMCOR exercises significant influence, but does not control (a 20% to 50% ownership interest), are accounted for using the equity method of accounting.

   The results of operations for the year ended December 31, 2002 include, from the respective dates of acquisition, the results of a group of companies (the "Acquired Comfort Companies") acquired from Comfort Systems USA, Inc. ("Seller") on March 1, 2002 and the results of Consolidated Engineering Services, Inc. ("CES") acquired on December 19, 2002.

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

REVENUE RECOGNITION

   Revenues from long-term construction contracts are recognized on the percentage-of-completion method. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for each contract at completion. Certain of EMCOR's electrical contracting business units measure percentage-of-completion by the percentage of labor costs incurred to date for each contract to the estimated total labor costs for such contract. Revenues from services contracts are recognized as services are provided. There are two basic types of services contracts; 1) fixed price facility services contracts which are signed in advance for maintenance, repair and retrofit work over periods typically ranging from one to three years (for which there may be EMCOR employees on the customer's site full time) and 2) services contracts not signed in advance for similar maintenance, repair and retrofit work on an as needed basis. Fixed price services contracts are generally performed evenly over the contract period, and accordingly, revenue is recognized on a pro-rata basis over the life of the contract. Revenues derived from other services contracts are recognized when the services are performed in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Expenses related to services contracts are recognized as services are provided.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)



NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

   Provisions for estimated losses on uncompleted long-term contracts are made in the period in which such losses are determined. In the case of customer change orders for uncompleted long-term construction contracts, estimated recoveries are included for work performed in forecasting ultimate profitability on certain contracts. Due to uncertainties inherent in the estimation process, it is reasonably possible that completion costs, including those arising from contract penalty provisions and final contract settlements, will be revised in the near-term. Such revisions to costs and income are recognized in the period in which the revisions are determined.

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

   Also included in costs and estimated earnings on uncompleted contracts are amounts EMCOR seeks or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to scope or price, or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). These amounts are recorded at their estimated net realizable value when realization is probable and can be reasonably estimated. No profit is recognized on the construction costs incurred in connection with these amounts. Claims and unapproved change orders made by EMCOR involve negotiation and, in certain cases, litigation. In the event litigation costs are incurred by EMCOR in connection with claims or unapproved change orders, such litigation costs are expensed as incurred, although EMCOR may seek to recover these costs. EMCOR believes that it has established legal basis for pursuing recovery of recorded unapproved change orders and claims, and it is management's intention to pursue and litigate such claims, if necessary, until a decision or settlement is reached. Unapproved change orders and claims also involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded claims may be made in the near-term. If EMCOR does not successfully resolve these matters, an expense may be required, in addition to amounts that have been previously provided for. Claims against EMCOR are recognized when a loss is considered probable and amounts are reasonably determinable.

   Costs and estimated earnings on uncompleted contracts and related amounts billed as of December 31, 2002 and 2001 were as follows (in thousands):

                                                        2002            2001
                                                     ----------      ----------
Costs incurred on uncompleted contracts ........     $7,022,638      $4,779,515
Estimated earnings .............................        604,732         485,394
                                                     ----------      ----------
                                                      7,627,370       5,264,909
Less: billings to date .........................      7,754,653       5,362,802
                                                     ----------      ----------
                                                     $ (127,283)     $  (97,893)
                                                     ==========      ==========

   Such amounts were included in the accompanying Consolidated Balance Sheets at December 31, 2002 and 2001 under the following captions (in thousands):

                                                        2002           2001
                                                      ---------      ---------
Costs and estimated earnings in excess of
   billings on uncompleted contracts .............    $ 235,809      $ 221,272
Billings in excess of costs and estimated
  earnings on uncompleted contracts ..............     (363,092)      (319,165)
                                                      ---------      ---------
                                                      $(127,283)     $( 97,893)
                                                      =========      =========

   As of December 31, 2002, costs and estimated earnings in excess of billings on uncompleted contracts included unbilled revenues for unapproved change orders of approximately $35.9 million and claims of approximately $53.3 million. In addition, accounts receivable as of December 31, 2002 include claims and contractually billed amounts related to such contracts of approximately $45.1 million. Generally, contractually billed amounts will not be paid by the customer to EMCOR until final resolution of related claims. Included in the claims amount is approximately $38.7 million related to two projects of EMCOR's Poole & Kent subsidiary which had commenced prior to EMCOR's acquisition of Poole & Kent in 1999.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)



NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

CLASSIFICATION OF CONTRACT AMOUNTS

   In accordance with industry practice, EMCOR classifies as current all assets and liabilities related to the performance of long-term contracts. The contracting cycle for certain long-term contracts may extend beyond one year and, accordingly, collection or payment of amounts related to these contracts may extend beyond one year. Accounts receivable at December 31, 2002 and 2001 included $172.1 million and $138.6 million, respectively, of retainage billed under terms of the contracts. EMCOR estimates that approximately 85% of retainage recorded at December 31, 2002 will be collected during 2003.

CASH AND CASH EQUIVALENTS

   For purposes of the consolidated financial statements, EMCOR considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. EMCOR maintains a centralized cash management program whereby its excess cash balances are invested in high quality, short-term money market instruments which are considered cash equivalents. At times, cash balances in EMCOR's bank accounts usually exceeds federally insured limits.

INVENTORIES

   Inventories, which consist primarily of construction materials, are stated at the lower of cost or market. Cost is determined principally using the average cost method. Inventories increased by $5.1 million to $12.3 million at December 31, 2002 compared to $7.2 million at December 31, 2001 primarily due to inventories of the companies acquired during 2002.

INVESTMENTS, NOTES AND OTHER LONG-TERM RECEIVABLES

   Investments, notes and other long-term receivables at December 31, 2002 were $24.6 million compared to $16.8 million at December 31, 2001, and primarily consist of investments in joint ventures accounted for using the equity method of accounting. The increase was primarily due to a $14.0 million capital contribution to a venture with Baltimore Gas & Electric to design, construct, own, operate, lease and maintain facilities to produce chilled water for sale to customers for use in cooling, which was partially offset by decreases in other investments.

PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment is stated at cost. Depreciation, including amortization of assets under capital leases, is recorded principally using the straight-line method over estimated useful lives ranging from 2 to 40 years. As events and circumstances indicate, EMCOR reviews the carrying amount of property, plant and equipment for impairment. In performing the review for recoverability, long-lived assets are assessed for possible impairment by comparing their carrying values to their undiscounted net pre-tax cash flows expected to result from the use of the asset. Impaired assets are written down to their fair values, generally their discounted cash flows. Through December 31, 2002, no adjustment for the impairment of property, plant and equipment carrying value has been required.

   Property, plant and equipment in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2002 and 2001 (in thousands):

                                                           2002          2001
                                                         --------      --------
Machinery and equipment ............................     $ 72,698      $ 54,225
Furniture and fixtures .............................       36,527        22,858
Land, buildings and leasehold improvements .........       38,475        28,016
                                                         --------      --------
                                                          147,700       105,099
Accumulated depreciation and amortization ..........      (76,950)      (62,551)
                                                         --------      --------
                                                         $ 70,750      $ 42,548
                                                         ========      ========

GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

   Goodwill at December 31, 2002 and 2001 was approximately $290.4 million and $56.0 million, respectively, and reflects the excess of cost over fair market value of net identifiable assets of companies acquired.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)



NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

   EMCOR has adopted the following accounting standards issued by the Financial Accounting Standards Board ("FASB"): Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS 142 requires goodwill to be tested for impairment under certain circumstances and written down when impaired, rather than being amortized as previous standards required. The goodwill impairment test is calculated by comparing the discounted estimated future cash flows to the carrying value of goodwill on the date of the test. Furthermore, SFAS 142 requires identifiable intangibles assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. After the initial impairment and the annual review required by SFAS 142, EMCOR determined that the adoption of SFAS 142 has not resulted in the impairment of the carrying value of its existing goodwill.

   The following table presents EMCOR's adjusted net income attributable to common stock, basic earnings per share and diluted earnings per share assuming the add back of amortization of goodwill for the years ended December 31, 2001 and 2000 (in thousands, except per share data):

                                                                                   FOR THE YEAR ENDED DECEMBER 31, 2001
                                                                       ----------------------------------------------------------
                                                                                   BASIC                         DILUTED
                                                                       ----------------------------   ---------------------------
                                                                          INCOME                         INCOME
                                                                       AVAILABLE TO                   AVAILABLE TO
                                                                          COMMON           EARNINGS      COMMON          EARNINGS
                                                                       STOCKHOLDERS       PER SHARE   STOCKHOLDERS      PER SHARE
                                                                       ------------       ---------   -------------     ---------
Reported net income attributed to EMCOR common stock ...................  $50,012         $   3.86      $51,747         $   3.40
Add back amortization of goodwill, net of income tax ...................    3,083             0.24        3,083             0.20
                                                                          -------         --------      -------         --------
Adjusted net income attributed to EMCOR common stock ...................  $53,095         $   4.10      $54,830         $   3.60
                                                                          =======         ========      =======         ========
                                                                                   FOR THE YEAR ENDED DECEMBER 31, 2000
                                                                       ----------------------------------------------------------
                                                                                   BASIC                         DILUTED
                                                                       ----------------------------   ---------------------------
                                                                          INCOME                         INCOME
                                                                       AVAILABLE TO                   AVAILABLE TO
                                                                          COMMON           EARNINGS      COMMON          EARNINGS
                                                                       STOCKHOLDERS       PER SHARE   STOCKHOLDERS      PER SHARE
                                                                       ------------       ---------   -------------     ---------
Reported net income attributed to EMCOR common stock ...................  $40,089         $   3.84      $44,057         $   2.95
Add back amortization of goodwill, net of income tax ...................    2,586             0.25        2,586             0.17
                                                                          -------         --------      -------         --------
Adjusted net income attributed to EMCOR common stock ...................  $42,675         $   4.09      $46,643         $   3.12
                                                                          =======         ========      =======         ========

   The changes in the carrying amount of goodwill during the year ended December 31, 2002 were as follows (in thousands):

                                                                          2002
                                                                        --------
Balance at beginning of period ................................         $ 56,011
Goodwill for acquisition of businesses ........................          225,783
Earn-out payments on prior year acquisitions ..................            8,618
                                                                        --------
Balance at end of period ......................................         $290,412
                                                                        ========

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)



NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

   Identifiable intangible assets are comprised of $8.2 million in market value of customer backlog and $6.4 million of trademarks and tradenames acquired as a result of acquisitions in 2002. The $8.2 million is being amortized on the straight-line method over periods from one to four years depending on the values ascribed to each contract type. The $6.4 million is not being amortized as trademarks and tradenames are not amortizable in accordance with SFAS 142 but are subject to at least an annual review for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). See Note C -- Acquisitions of Businesses for additional information. The following table presents the estimated future amortization expense of identifiable intangible assets (in thousands):

2003 ..............................................................      $2,818
2004 ..............................................................       2,132
2005 ..............................................................       1,781
2006 ..............................................................         714
Thereafter ........................................................          --
                                                                         ------
                                                                         $7,445
                                                                         ======

INSURANCE LIABILITIES

   EMCOR's insurance liability is determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. At December 31, 2002 and 2001, the estimated current portion of undiscounted insurance liabilities of $9.1 million and $7.6 million, respectively, were included in "Other accrued expenses and liabilities" in the accompanying Consolidated Balance Sheets. The estimated non-current portion of the undiscounted insurance liabilities were included in "Other long-term obligations," and at December 31, 2002 and 2001 was $73.5 million and $66.0 million, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

   The carrying values of EMCOR's financial instruments, which include accounts receivable and other financing commitments, approximate their fair values due primarily to their short term maturities.

   During the second quarter of 2001, EMCOR called for redemption of its $115.0 million 5.75% convertible subordinated notes. As a consequence, all of the convertible subordinated notes were converted into approximately 4.2 million shares of EMCOR common stock.

FOREIGN OPERATIONS

   The financial statements and transactions of EMCOR's foreign subsidiaries are maintained in their functional currency and translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Translation adjustments have been accumulated as a separate component of Stockholders' equity as Accumulated other comprehensive loss.

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

   As of December 31, 2002, 2001 and 2000, EMCOR did not have any derivative instruments.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

VALUATION OF STOCK OPTION GRANTS

   At December 31, 2002, EMCOR has six stock-based compensation plans and programs, which are described more fully in Note I -- Stock Options and Stock Plans. EMCOR applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized in the accompanying Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000 in respect of stock options granted during those years inasmuch as EMCOR grants stock options at fair market value. Had compensation cost for these options been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), EMCOR's net income, basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS") would have been reduced from the following "as reported amounts" to the following "pro forma amounts" (in thousands, except per share amounts):

                                                                                                2002           2001           2000
                                                                                               -------        -------        -------
Net income:
  As reported .........................................................................        $62,902        $50,012        $40,089
  Less: Total stock-based compensation expense determined under fair
    value based method, (described in Note I), net of related tax effects .............          2,690          4,772          2,885
                                                                                               -------        -------        -------
  Pro forma ...........................................................................        $60,212        $45,240        $37,204
                                                                                               =======        =======        =======
Basic EPS:
  As reported .........................................................................        $  4.23        $  3.86        $  3.84
  Pro forma ...........................................................................        $  4.05        $  3.49        $  3.56
Diluted EPS:
  As reported .........................................................................        $  4.07        $  3.40        $  2.95
  Pro forma ...........................................................................        $  3.90        $  3.08        $  2.76

NEW ACCOUNTING PRONOUNCEMENTS

   In July 2001, the FASB issued SFAS 141 and SFAS 142. SFAS 141 requires that all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS 141 was effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. The goodwill impairment test is calculated by comparing the discounted estimated future cash flows to the carrying value of goodwill on the date of the test. Furthermore, SFAS 142 requires identifiable intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. After the initial impairment and the annual review required by SFAS 142, EMCOR determined that the adoption of SFAS 142 has not resulted in the impairment of the carrying value of its existing goodwill. The 2002 reduction in expense due to the discontinuance of goodwill amortization was $5.5 million. For the year ended December 31, 2002, $0.8 million of amortization expense was recorded related to certain identifiable intangible assets of $9.6 million for the Acquired Comfort Companies.

   In May 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections" which is effective for fiscal years beginning after May 15, 2002. This statement, among other matters, provides guidance with respect to the accounting for gain or loss on capital leases that were modified to become operating leases. The statement also eliminates the requirement that gains or losses on the early extinguishment of debt be classified as extraordinary items and provides guidance when the gain or loss on the early retirement of debt should or should not be reflected as an extraordinary item.

   In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that costs associated with terminating employees or contracts or closing or relocating facilities are to be recognized at fair value at the time the liability is incurred. The Company does not anticipate that this statement will have an effect on its financial statements when it becomes effective for disposal activities initiated after December 31, 2002.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

   In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN 45" or the "Interpretation"). FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of the Interpretations are effective for financial statements of interim or annual periods that end after December 15, 2002. The Interpretation's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation. EMCOR has guarantees that will be subject to the accounting and disclosure provisions of the Interpretation, and therefore, adoption of FIN 45 may impact disclosures in the first quarter of its next fiscal year. EMCOR is currently evaluating the recognition and measurement impacts of adoption.

   In January 2003, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002 and was adopted by EMCOR for all periods presented. EMCOR did not change to the fair value based method of accounting for stock-based employee compensation; therefore, adoption of SFAS 148 will impact only future disclosures, not the financial results, of EMCOR.

NOTE C -- ACQUISITIONS OF BUSINESSES

   On March 1, 2002, EMCOR acquired the Acquired Comfort Companies. Accordingly, the Consolidated Results of Operations for EMCOR for the year ended December 31, 2002 include the results of operations for the Acquired Comfort Companies since March 1, 2002. The purchase price paid for a 100% voting interest of the Acquired Comfort Companies was $186.25 million and was comprised of $164.15 million in cash and $22.1 million by assumption of Seller's notes payable to former owners of certain of the Acquired Comfort Companies. Pursuant to the terms of the acquisition agreement, an additional $7.1 million of cash purchase price was paid by EMCOR to Seller subsequent to the acquisition date due to an increase in net assets of the Acquired Comfort Companies between the closing date and an agreed upon preclosing date. The acquisition was funded with $121.25 million of EMCOR's funds and $50.0 million from borrowings under EMCOR's revolving credit facility. The Acquired Comfort Companies, which are based predominantly in the Midwest United States and New Jersey, are active in the installation and maintenance of mechanical system and the design and installation of process and fire protection systems. Services are provided to a wide variety of industries, including the food processing, pharmaceutical and manufacturing/distribution sectors.

   On December 19, 2002, EMCOR acquired CES. CES primarily provides a broad array of facility services, including comprehensive facilities management, operation and maintenance, mobile services, remote monitoring, technical consulting and diagnostic services, and installation and support for building systems. The purchase price paid for CES was $178.0 million, of which $156.0 million was paid from borrowings under EMCOR's revolving credit facility and $22.0 million was paid from EMCOR's funds. The purchase price is subject to adjustment based on the difference between the net assets of CES on the closing date and an agreed upon preclosing date.

   EMCOR acquired two additional companies during 2002 for which EMCOR paid an aggregate of $3.4 million.

   EMCOR believes the addition of the companies acquired in 2002, which are generally in geographic markets where EMCOR did not have significant presence, will further EMCOR's goal of market and geographic diversification, expansion of its facilities services operations and expansion of its services offerings. Additionally, the acquisitions create more opportunities for EMCOR companies to collaborate on national facilities services contracts. These factors contributed to preliminary 2002 acquisition goodwill of $225.8 million, which represents the excess of purchase price paid to the estimated fair value of the net assets at date of acquisition.

   During 2002 and 2001, EMCOR paid an aggregate of $8.6 million and $6.2 million in cash, respectively, by reason of earn-out obli-gations in respect of prior year acquisitions.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE C -- ACQUISITIONS OF BUSINESSES -- (CONTINUED)

   The purchase price of certain acquisitions are subject to finalization based on certain contingencies provided for in the purchase agreements. These acquisitions were accounted for by the purchase method, and the purchase price has been allocated to the assets acquired and liabilities assumed, based upon the estimated fair values of these assets and liabilities at the dates of acquisition. Goodwill, representing the excess purchase price over the fair value of amounts assigned to the net tangible assets acquired, was $290.4 million and $56.0 million at December 31, 2002 and 2001, respectively. Goodwill amortization expense for the years ended December 31, 2001 and 2000 was $5.5 million and $4.6 million, respectively. See Note M -- Segment Information, for goodwill by reportable segment.

   The following table summarizes the preliminary purchase price allocation related to the aforementioned acquisitions at December 31, 2002 (in thousands):

                                                              ACQUIRED COMFORT                       OTHER
                                                                 COMPANIES           CES          ACQUISITIONS         TOTAL
                                                              ----------------     --------       ------------       --------
Current assets, including cash acquired ..................        $158,198         $ 92,430           $7,571         $258,199
Property, plant and equipment ............................          11,384           16,094              189           27,667
Goodwill .................................................         122,348          102,083            1,352          225,783
Identifiable intangible assets ...........................           9,600            5,000               --           14,600
Other assets .............................................           1,183           12,010               --           13,193
                                                                  --------         --------           ------         --------
  Total assets acquired ..................................         302,713          227,617            9,112          539,442
                                                                  --------         --------           ------         --------
Current liabilities ......................................         109,060           48,004            5,568          162,632
Long-term obligations ....................................             288            1,613              144            2,045
                                                                  --------         --------           ------         --------
  Total liabilities assumed ..............................         109,348           49,617            5,712          164,677
                                                                  --------         --------           ------         --------
  Net assets acquired ....................................         193,365          178,000            3,400          374,765
  Notes payable assumed ..................................          22,115               --               --           22,115
                                                                  --------         --------           ------         --------
    Cash purchase price ..................................        $171,250         $178,000           $3,400         $352,650
                                                                  ========         ========           ======         ========

   The goodwill of $225.8 million was recorded based on preliminary purchase price allocations primarily to the United States mechanical construction and facilities services and United States other services operating segments. It is expected that approximately $151.0 million of the goodwill associated with the acquisitions will be deductible for tax purposes. In accordance with SFAS 141 and SFAS 142, goodwill will not be amortized, while certain other intangible assets that have been preliminarily identified will be subject to amortization over their useful lives. As of December 31, 2002, $0.3 million of the Notes payable assumed has been paid by EMCOR.

   Of the total purchase price paid for the acquisitions, approximately $14.6 million has been allocated to identifiable intangible assets, which includes acquired backlog and trademarks and tradenames. Based on an independent valuation of the Acquired Comfort Companies, $3.2 million was allocated to the value of the contract backlog and will be amortized on a straight-line basis over the individual related contract terms and $6.4 million was allocated to trademarks and tradenames and will not be amortized, but subject to an annual impairment test per SFAS 144. EMCOR has preliminarily estimated that $5.0 million of the purchase price for CES, which is subject to a final valuation, will be allocated to contract backlog as an identifiable intangible asset, which amounts are subject to amortization on a straight-line method. The amortization periods range from one to four years. See also Note B -- Summary of Significant Accounting Policies for additional information.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)



NOTE C -- ACQUISITIONS OF BUSINESSES -- (CONTINUED)

   The following tables present unaudited pro forma results of operations including all companies acquired during 2002 as if the acquisitions had occurred at the beginning of fiscal 2001. The unaudited pro forma results of operations are not necessarily indicative of the results of operations had the acquisitions actually occurred at the beginning of fiscal 2001, nor is it necessarily indicative of future operating results (in thousands, except per share data):

                                                                     ADJUSTMENTS TO ARRIVE AT PRO FORMA RESULTS OF OPERATIONS
                                                                     --------------------------------------------------------
                                                                                        (UNAUDITED)
                                                               ---------------------------------------------------------------------
                                                                           FOR THE YEAR ENDED DECEMBER 31, 2002
                                                 -----------------------------------------------------------------------------------
                                                                     ACQUIRED
                                                    EMCOR             COMFORT                              OTHER             PRO
                                                 AS REPORTED       COMPANIES (1)        CES (2)       ACQUISITIONS (3)      FORMA
                                                 -----------       -------------     -----------      ---------------   ------------
Revenues ..................................      $ 3,968,051       $    94,084       $   403,900       $    15,284      $ 4,481,319
Operating income ..........................      $   114,425       $       (40)      $    11,401       $     1,401      $   127,187
Interest (expense) income, net ............      $    (2,099)      $       162       $    (6,509)      $         7      $    (8,439)
Income before income taxes ................      $   112,326       $       122       $     4,892       $     1,408      $   118,748
Net income ................................      $    62,902       $        68       $     2,740       $       788      $    66,498
Basic earnings per share ..................      $      4.23       $      0.01       $      0.18       $      0.05      $      4.47
Diluted earnings per share ................      $      4.07       $      0.00       $      0.18       $      0.05      $      4.30


                                                                           FOR THE YEAR ENDED DECEMBER 31, 2002
                                                 -----------------------------------------------------------------------------------
                                                                     ACQUIRED
                                                    EMCOR             COMFORT                              OTHER            PRO
                                                 AS REPORTED       COMPANIES (1)        CES (2)       ACQUISITIONS (3)     FORMA
                                                 -----------       -------------     -----------      ---------------    -----------
Revenues ..................................      $ 3,419,854       $   659,803       $   400,915       $    16,809      $ 4,497,381
Operating income ..........................      $    88,682       $    30,118       $    17,278       $       473      $   136,551
Interest (expense) income, net ............      $       792       $    (1,499)      $    (9,903)      $        19      $   (10,591)
Income before income taxes ................      $    89,474       $    28,619       $     7,375       $       492      $   125,960
Net income ................................      $    50,012       $    16,027       $     4,130       $       275      $    70,444
Basic earnings per share ..................      $      3.86       $      1.24       $      0.32       $      0.02      $      5.44
Diluted earnings per share ................      $      3.40       $      1.05       $      0.27       $      0.02      $      4.74

   The unaudited pro forma results of operations, for segment information, is included in Note M -- Segment Information.

-----------
(1) Adjustments to arrive at pro forma results of operations for the year ended December 31, 2002 represent results from January 1, 2002 through the acquisition date of March 1, 2002. The adjustments for the year ended December 31, 2001 represent results from operations from January 1, 2001 through December 31, 2001.
(2) Adjustments to arrive at pro forma results of operations for the year ended December 31, 2002 represent results from January 1, 2002 through the acquisition date of December 19, 2002. The adjustments for the year ended December 31, 2001 represent results from operations from January 1, 2001 through December 31, 2001.
(3) Adjustments to arrive at pro forma results of operations for the year ended December, 31, 2002 represent results from January 1, 2002 through the date of each acquisition. The adjustments for the year ended December 31, 2001 represent results for operations from January 1, 2001 through December 31, 2001.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE D -- EARNINGS PER SHARE

   The following tables summarize EMCOR's calculation of Basic and Diluted Earnings per Share ("EPS") for the years ended December 31, 2002, 2001 and 2000:

                                                                                  INCOME           SHARES           PER SHARE
2002                                                                            (NUMERATOR)     (DENOMINATOR)         AMOUNT
----                                                                            -----------      -----------        ---------
BASIC EPS
Income available to common stockholders ....................................    $62,902,000       14,876,906           $4.23
                                                                                                                       =====
EFFECT OF DILUTIVE SECURITIES:
Options ....................................................................             --          580,096
                                                                                -----------       ----------
DILUTED EPS ................................................................    $62,902,000       15,457,002           $4.07
                                                                                ===========       ==========           =====


                                                                                  INCOME           SHARES           PER SHARE
2001                                                                            (NUMERATOR)     (DENOMINATOR)         AMOUNT
----                                                                            -----------      -----------        ---------
BASIC EPS
Income available to common stockholders ....................................    $50,012,000       12,948,230           $3.86
                                                                                                                       =====
EFFECT OF DILUTIVE SECURITIES:
Convertible Subordinated Notes including assumed interest savings,
  net of tax ...............................................................      1,735,395        1,820,273
Options ....................................................................             --          471,705
                                                                                -----------       ----------
DILUTED EPS ................................................................    $51,747,395       15,240,208           $3.40
                                                                                ===========       ==========           =====

                                                                                  INCOME           SHARES           PER SHARE
2000                                                                            (NUMERATOR)     (DENOMINATOR)         AMOUNT
----                                                                            -----------      -----------        ---------
BASIC EPS
Income available to common stockholders ....................................    $40,089,000       10,440,089           $3.84
                                                                                                                       =====
EFFECT OF DILUTIVE SECURITIES:
Convertible Subordinated Notes including assumed interest savings,
  net of tax ...............................................................      3,967,500        4,206,291
Options ....................................................................             --          297,306
                                                                                -----------       ----------
DILUTED EPS ................................................................    $44,056,500       14,943,686           $2.95
                                                                                ===========       ==========           =====


   The number of EMCOR's options granted, which were excluded from the computation of Diluted EPS for the years ended December 31, 2002, 2001 and 2000 because they would be antidilutive, were 45,000, 210,100 and 37,000, respectively.

NOTE E -- CURRENT DEBT

2002 CREDIT FACILITY

   On September 26, 2002, EMCOR entered into a new $275.0 million five year revolving credit agreement (the "Revolving Credit Facility"). The Revolving Credit Facility, which replaced a credit facility entered into on December 22, 1998 (the "1998 Credit Facility"), is guaranteed by certain direct and indirect subsidiaries of EMCOR, is secured by substantially all of the assets of EMCOR and most of its subsidiaries, and provides for borrowings in the form of revolving loans and for letters of credit. The Revolving Credit Facility contains various covenants requiring, among other things, maintenance of certain financial ratios and certain restrictions with respect to cumulative aggregate payments for dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount of the Revolving Credit Facility. The fee ranges from 0.3% to 0.5% of the unused amount, based on certain financial tests. Loans under the Revolving Credit Facility bear interest at (1) a rate which is the prime commercial lending rate announced by Harris Trust and Savings Bank from time to time (4.25% at December 31, 2002) plus 0% to 1.0%, based on certain financial tests or (2) a LIBOR rate (1.38% at December 31, 2002) plus 1.5% to 2.5% based on certain financial tests. The interest rates in effect at December 31, 2002 were 4.25% and 2.88%, respectively. Letter of credit fees issued under the facility range from 0.75% to 2.5% and are charged based on the type of letter of credit issued and certain financial tests. As of December 31, 2002 and 2001, EMCOR had approximately $39.9 million and $20.5 million of letters of credit outstanding, respectively. EMCOR had borrowings of $112.0 million outstanding under the Revolving Credit Facility at December 31, 2002. No revolving loans were outstanding under the 1998 Credit Facility at December 31, 2001.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE E -- CURRENT DEBT -- (CONTINUED)

FOREIGN BORROWINGS

   In August 2001, EMCOR's Canadian subsidiary, Comstock Canada Ltd., renewed a credit agreement with a bank providing for an overdraft facility of up to Cdn. $0.5 million. The facility is secured by a standby letter of credit and provides for interest at the bank's prime rate which was 4.0% at December 31, 2002. There were no borrowings outstanding under this credit agreement at December 31, 2002 or 2001.

NOTE F -- LONG-TERM DEBT

   Long-term debt in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2002 and 2001 (in thousands):

                                                                                                               2002            2001
                                                                                                             -------         -------
Notes Payable at 10.0% due 2003 ....................................................................         $21,815         $    --
Note Payable at 3.0%, due 2002 .....................................................................              --             573
Capitalized Lease Obligations at weighted average interest rates from 3.0% to 12.5%,
  payable in varying amounts through 2006 ..........................................................             351             249
Other, at weighted average interest rates of approximately 10.0%, payable in varying
  amounts through 2012 .............................................................................           1,015             973
                                                                                                             -------         -------
                                                                                                              23,181           1,795
Less: current maturities ...........................................................................          22,276             947
                                                                                                             -------         -------
                                                                                                             $   905         $   848
                                                                                                             =======         =======

NOTES AND NOTE PAYABLE

   The Notes Payable of $21.8 million are notes made by Seller to former owners of certain Acquired Comfort Companies, which notes were assumed by EMCOR in connection with the acquisition. The Notes Payable accrue interest at 10.0% per annum and are due in full in April 2003. A $0.6 million Note Payable outstanding at December 31, 2001 was paid in January 2002.

CAPITALIZED LEASE OBLIGATIONS

   See Note K -- Commitments and Contingencies.

OTHER LONG-TERM DEBT

   Other long-term debt consists primarily of loans for real estate, office equipment, automobiles and building improvements. The aggregate amount of other long-term debt maturing during the next five years is approximately $0.3 million in 2003, $0.1 million in each of 2004, 2005, 2006 and 2007, and $0.3 million thereafter.

CONVERTIBLE SUBORDINATED NOTES

   In March 1998, EMCOR sold, pursuant to an underwritten public offering, $115.0 million principal amount of 5.75% Convertible Subordinated Notes. During the second quarter of 2001, EMCOR called for redemption its $115.0 million 5.75% Convertible Subordinated Notes and, as a consequence, the Convertible Subordinated Notes were converted into approximately 4.2 million shares of EMCOR common stock.

NOTE G -- INCOME TAXES

   EMCOR files a consolidated federal income tax return including all its U.S. subsidiaries. At December 31, 2002, EMCOR had net operating loss carryforwards ("NOLs") for U.S. income tax purposes of approximately $2.9 million, which expire in the year 2019. The NOLs are subject to review by the Internal Revenue Service.

   EMCOR adopted Fresh-Start Accounting in connection with EMCOR's bankruptcy reorganization in December 1994. As a result, the tax benefit of any net operating loss carryforwards or net deductible temporary differences which existed as of December 15, 1994 resulted in a charge to the tax provision (provision in lieu of income taxes) and a credit to capital surplus. These NOLs were substantially utilized as of December 31, 2001. Amounts credited to capital surplus were $21.4 million and $24.4 million for the years ended December 31, 2001 and 2000, respectively.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE G -- INCOME TAXES -- (CONTINUED)

   The income tax provision in the accompanying Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000 consisted of the following (in thousands):

                                                 2002         2001         2000
                                               -------      -------      -------
Current:
  Federal ...............................      $33,762      $ 5,274      $ 1,364
  State and local .......................        7,686        7,049        3,394
  Foreign ...............................          544        1,989        1,180
                                               -------      -------      -------
                                                41,992       14,312        5,938
                                               -------      -------      -------
  Deferred ..............................        7,432        3,725        1,138
                                               -------      -------      -------
Provision in lieu of income taxes .......           --       21,425       24,422
                                               -------      -------      -------
                                               $49,424      $39,462      $31,498
                                               =======      =======      =======

   Factors accounting for the variation from U.S. statutory income tax rates relating to continuing operations for the years ended December 31, 2002, 2001 and 2000 were as follows (in thousands):

                                                                                         2002             2001             2000
                                                                                       -------          -------          -------
Federal income taxes at the statutory rate ..................................          $39,314          $31,316          $25,055
State and local income taxes, net of federal tax benefits ...................            7,742            5,376            3,894
Foreign income taxes ........................................................               85               68              890
Other non-deductible expenses, including goodwill ...........................            1,201            2,088            1,771
Other .......................................................................            1,082              614             (112)
                                                                                       -------          -------          -------
                                                                                       $49,424          $39,462          $31,498
                                                                                       =======          =======          =======

   The components of the net deferred income tax asset are included in "Prepaid expenses and other" and "Other assets" at December 31, 2002 and 2001 in the accompanying Consolidated Balance Sheets. The amounts recorded for the years ended December 31, 2002, and 2001 were as follows (in thousands):

                                                                                                             2002           2001
                                                                                                           -------        -------
Deferred income tax assets:
Net operating loss carryforwards ...................................................................       $ 1,014        $ 1,166
Excess of amounts expensed for financial statement purposes over amounts deducted
  for income tax purposes ..........................................................................        52,570         61,931
                                                                                                           -------        -------
Total deferred income tax assets ...................................................................        53,584         63,097
                                                                                                           -------        -------
Valuation allowance for deferred tax assets ........................................................        (2,124)        (3,624)
                                                                                                           -------        -------
Net deferred income tax assets .....................................................................        51,460         59,473
                                                                                                           -------        -------
Deferred income tax liabilities:
Costs capitalized for financial statement purposes and deducted for income tax purposes ............       (24,011)       (33,971)
                                                                                                           -------        -------
Total deferred income tax liabilities ..............................................................       (24,011)       (33,971)
                                                                                                           -------        -------
Net deferred income tax asset ......................................................................       $27,449        $25,502
                                                                                                           =======        =======

   Income before income taxes for the years ended December 31, 2002, 2001, and 2000 consisted of the following (in thousands):

                                        2002             2001            2000
                                      --------         -------         -------
United States ...............         $108,733         $79,699         $59,105
Foreign .....................            3,593           9,775          12,482
                                      --------         -------         -------
                                      $112,326         $89,474         $71,587
                                      ========         =======         =======

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)



NOTE H -- COMMON STOCK

   As of December 31, 2002 and 2001,  14,918,877 and 14,813,714  shares of EMCOR common stock were outstanding, respectively. Pursuant to a program authorized by the Board of Directors, EMCOR purchased 1,131,985 shares of its common stock prior to January 1, 2000. The aggregate amount of $16.8 million paid for those shares has been classified as "Treasury stock, at cost" in the Consolidated Balance Sheet at December 31, 2002. EMCOR management is authorized to expend up to an additional $3.2 million to purchase EMCOR's common stock under this program.

NOTE I -- STOCK OPTIONS AND STOCK PLANS

   EMCOR has stock option plans and programs under which employees receive stock options and a stock bonus plan for executives pursuant to which they receive restricted stock units. EMCOR also has stock option plans and restricted stock plans under which non-employee directors may receive stock options or shares of common stock. A summary of the general terms of the grants under stock option plans and programs and stock plans, were as follows:

                                             AUTHORIZED                                                             EXERCISE PRICE/
                                               SHARES                  VESTING               EXPIRATION             VALUATION DATE
                                             ----------                -------               ----------             --------------
1994 Management Stock Option Plan             1,000,000           Generally, 33 1/3%       Ten years from         Fair market value
  (the "1994 Plan")                                              on each anniversary         grant date            of common stock
                                                                    of grant date                                   on grant date

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
  "1997 Directors' Stock Plan")                                                              grant date            of common stock
                                                                                                                  on grant date (3)

Executive Stock Bonus Plan                     220,000           100% on grant date        Ten years from         Fair market value
  ("ESBP")                                                                                   grant date            of common stock
                                                                                                                    on grant date

Other Stock Option Grants                  Not applicable        Generally, either         Ten years from         Fair market value
                                                                    100% on first            grant date            of common stock
                                                                    anniversary                                     on grant date
                                                                   of grant date
                                                               or 33 1/3% on grant or
                                                                  on or about each
                                                                   anniversary of
                                                                     grant date

-----------
(1) Until July 2000, non-employee directors could elect to receive one-third, two-thirds or all of their retainer for a calendar year in the form of stock options. Since then such directors have received and will receive all of their retainer in the form of stock options. All options under this plan become exercisable quarterly over the calendar year. In addition, each director will receive additional stock options equal to the product of 0.5 times the amount of stock options otherwise issued.
(2) Until July 2000, each non-employee director could elect to receive one-third, two-thirds or all of his retainer for a calendar year in the form of restricted stock units equal in value to the retainer. In addition, the individual would have been entitled to receive additional restricted stock units equal to 0.2 times the amount of restricted stock units otherwise issued as a result of his election. Following termination of Board service, the director, would receive shares of common stock equal to the number of restricted stock units.
(3) Generally, the grant date is the first business day of a calendar year.

   The following table summarizes EMCOR's stock option and stock bonus plan activity since December 31, 1999:

                                                                                                              1997 DIRECTORS' STOCK
                                                        1994 PLAN                      1995 PLAN                    OPTION PLAN
                                                ------------------------        ----------------------        ----------------------
                                                                WEIGHTED                      WEIGHTED                      WEIGHTED
                                                                AVERAGE                       AVERAGE                       AVERAGE
                                                 SHARES          PRICE          SHARES         PRICE          SHARES         PRICE
                                                 ------         -------         ------        --------        ------        --------
Balance, December 31, 1999 ............         704,768         $10.47          93,000         $15.74          76,753         $17.94
  Granted .............................              --             --          18,000         $27.13          45,612         $17.56
  Forfeited ...........................              --             --              --             --              --             --
  Exercised ...........................         (23,001)         $7.54         (10,500)         $6.34          (6,828)        $16.19
                                                -------                        -------                        -------
Balance, December 31, 2000 ............         681,767         $10.57         100,500         $18.76         115,537         $17.89
  Granted .............................              --             --          18,000         $42.30          31,950         $25.44
  Forfeited ...........................              --             --              --             --              --             --
  Exercised ...........................         (97,366)        $14.56         (15,000)        $15.09          (7,602)        $17.56
                                                -------                        -------                        -------
Balance, December 31, 2001 ............         584,401          $9.90         103,500         $23.39         139,885         $19.64
  Granted .............................              --             --          18,000         $54.87          16,933         $46.81
  Forfeited ...........................          (3,000)        $19.75              --             --              --             --
  Exercised ...........................         (57,200)        $14.46         (10,500)         $6.34         (24,296)        $20.00
                                                -------                        -------                        -------
Balance, December 31, 2002 ............         524,201          $9.35         111,000         $30.10         132,522         $23.04
                                                =======                        =======                        =======

                                                  1997 DIRECTORS' STOCK                                        OTHER STOCK OPTION
                                                          PLAN                           ESBP                        GRANTS
                                                 -----------------------        ----------------------        ----------------------
                                                                WEIGHTED                      WEIGHTED                      WEIGHTED
                                                                AVERAGE                       AVERAGE                       AVERAGE
                                                 SHARES          PRICE          SHARES         PRICE          SHARES         PRICE
                                                 ------         -------         ------        --------        -------       --------
Balance, December 31, 1999 ............             930          $19.87             --              --        315,000         $18.49
  Granted .............................              --              --             --              --         94,000         $18.44
  Forfeited ...........................              --              --             --              --             --             --
  Exercised ...........................            (600)         $20.00             --              --         (2,000)        $16.50
                                                    ---                         ------                        -------
Balance, December 31, 2000 ............             330          $19.63             --              --        407,000         $18.49
  Granted .............................              --              --         56,707          $21.62        262,100         $37.36
  Forfeited ...........................              --              --             --              --             --             --
  Exercised ...........................              --              --             --              --        (16,666)        $17.28
                                                    ---                         ------                        -------
Balance, December 31, 2001 ............             330          $19.63         56,707          $21.62        652,434         $26.10
  Granted .............................              --              --         36,569          $46.35        157,700         $47.00
  Forfeited ...........................              --              --             --              --         (2,000)        $16.50
  Exercised ...........................              --              --             --              --        (13,167)        $19.52
                                                    ---                         ------                        -------
Balance, December 31, 2002 ............             330          $19.63         93,276          $31.32        794,967         $30.38
                                                    ===                         ======                        =======

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE I -- STOCK OPTIONS AND STOCK PLANS -- (CONTINUED)

   At December 31, 2002, 2001 and 2000, approximately  1,635,000,  1,271,000 and
1,005,000 options were exercisable, respectively. The weighted average exercise price of exercisable options at December 31, 2002, 2001 and 2000 was approximately $23.00, $18.18 and $12.77, respectively.

   The following table summarizes information about EMCOR's stock options at December 31, 2002:

                                             OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                                      -------------------------------------          ---------------------------------
    RANGE OF                          WEIGHTED-AVERAGE     WEIGHTED-AVERAGE                           WEIGHTED-AVERAGE
 EXERCISE PRICES       NUMBER          REMAINING LIFE       EXERCISE PRICE           NUMBER            EXERCISE PRICE
 ---------------       -------        ----------------     ----------------          -------          ----------------
   $4.75-$5.13         369,200           2.26 Years              $4.92               369,200                $4.92

  $14.31-$20.00        635,469           4.81 Years             $18.61               635,469               $18.61

  $20.38-$22.13         93,375           6.19 Years             $21.70                87,043               $21.68

  $25.44-$27.13        119,950           6.61 Years             $25.69               119,950               $25.69

  $41.70-$46.35        406,869           8.77 Years             $43.99               392,869               $44.07

  $51.75-$55.49         31,433           9.30 Years             $54.72                30,716               $54.79

   The weighted average fair value of options granted during 2002, 2001 and 2000 were $47.50, $30.02 and $19.18, respectively.

   The pro forma effect on EMCOR's net income, Basic EPS and Diluted EPS, had compensation costs been determined consistent with the recognition of compensation costs provisions of SFAS 123, is presented in Note B -- Summary of Significant Accounting Policies. The associated pro forma compensation costs related to the provisions of SFAS 123, net of tax effects, were $2.7 million, $4.8 million and $2.9 million for the years ending December 31, 2002, 2001 and 2000, respectively. The pro forma effect was calculated using an estimated fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000: risk-free interest rates of 2.6% to 6.6% (representing the risk-free interest rate at the date of the grant); expected dividend yields of zero percent; expected terms of 3.3 to 4.5 years; and expected volatility of 67.2%, 83.5%, 71.2% and 73.6% for options granted during 2002, 2001, 2000 and
1999, respectively.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE J -- RETIREMENT PLANS

   EMCOR's United Kingdom subsidiary has a defined benefit pension plan covering all eligible employees. The benefits under the plan are based on wages and years of service with the subsidiary. EMCOR's policy is to fund the minimum amount required by law.

   The change in benefit obligations and plan assets for the years ended December 31, 2002 and 2001 consisted of the following components (in thousands):

                                                                2002        2001
                                                              --------    --------
CHANGE IN PENSION BENEFIT OBLIGATION
Benefit obligation at beginning of year ...................   $110,598    $101,488
Service cost ..............................................      7,240       5,693
Interest cost .............................................      7,532       6,083
Plan participants' contributions ..........................      3,219       2,943
Actuarial (loss) gain .....................................     (1,186)         89
Benefits paid .............................................     (2,897)     (3,176)
Foreign currency exchange rate changes ....................     11,675      (2,522)
                                                              --------    --------
Benefit obligation at end of year .........................   $136,181    $110,598
                                                              --------    --------
CHANGE IN PENSION PLAN ASSETS
Fair value of plan assets at beginning of year ............   $ 89,053    $ 95,882
Actual return on plan assets ..............................    (13,894)    (10,322)
Employer contributions ....................................      6,709       6,108
Plan participants' contributions ..........................      3,219       2,943
Benefits paid .............................................     (2,897)     (3,176)
Foreign currency exchange rate changes ....................      9,402      (2,382)
                                                              --------    --------
Fair values of plan assets at end of year .................   $ 91,592    $ 89,053
                                                              --------    --------

Funded status .............................................   $(44,589)   $(21,545)
Unrecognized transition amount ............................       (140)       (199)
Unrecognized prior service cost ...........................        290         331
Unrecognized losses .......................................     42,791      21,441
                                                              --------    --------
Net amount recognized .....................................   $ (1,648)   $     28
                                                              ========    ========
AMOUNTS RECOGNIZED IN THE CONSOLIDATED FINANCIAL STATEMENTS
Prepaid benefit cost ......................................   $     --    $     28
Accrued benefit liability .................................     (7,243)         --
Intangible asset ..........................................        290          --
Accumulated other comprehensive income ....................      5,305          --
                                                              --------    --------
Net amount recognized .....................................   $ (1,648)   $     28
                                                              ========    ========

   The assumptions used as of December 31, 2002, 2001 and 2000 in determining pension cost and liability shown above were as follows:

                                                   2002        2001        2000
                                                   ----        ----        ----
Discount rate ..............................       6.0%        6.0%        6.0%
Annual rate of salary provision ............       4.0%        4.0%        4.0%
Annual rate of return on plan assets .......       7.0%        7.0%        7.0%

   For measurement purposes, a 2.5% annual rate of increase in the per capita cost of covered pension benefits was assumed for 2002 and 2001.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE J -- RETIREMENT PLANS -- (CONTINUED)

   The components of net periodic pension benefit cost for the years ended December 31, 2002, 2001 and 2000 were as follows (in thousands):

                                                                                           2002            2001            2000
                                                                                          ------          ------          ------
Service cost ....................................................................         $7,240          $5,693          $6,028
Interest cost ...................................................................          7,532           6,083           5,553
Expected return on plan assets ..................................................         (7,225)         (6,781)          1,359
Net amortization of prior service cost and actuarial loss/(gain) ................             76              69          (8,549)
Amortization of unrecognized loss ...............................................            765              --              --
                                                                                          ------          ------          ------
Net periodic pension benefit cost ...............................................         $8,388          $5,064          $4,391
                                                                                          ======          ======          ======

   The accumulated benefit obligation for the defined benefit pension plan for the years ended December 31, 2002 and 2001 was $98.8 million and $88.6 million, respectively.

   EMCOR contributes to various union pension funds based upon wages paid to its union employees. Such contributions approximated $101.2 million, $92.0 million and $88.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

   EMCOR has a defined contribution retirement plan that covers U.S. eligible non-union employees. Contributions to this plan are based on a percentage of the employee's base compensation. The expense recognized for the years ended December 31, 2002, 2001 and 2000 for the defined contribution plan was $3.5 million, $3.2 million and $2.9 million, respectively.

   EMCOR's United Kingdom subsidiary has a defined contribution retirement plan that began in 2002. The expense recognized for the year ended December 31, 2002 was $0.3 million.

   EMCOR's Canadian subsidiary has a defined contribution retirement plan. The expense recognized was approximately $0.3 million in each of the years ended December 31, 2002 and 2001.

NOTE K -- COMMITMENTS AND CONTINGENCIES

   EMCOR and its subsidiaries lease land, buildings and equipment under various leases. The leases frequently include renewal options and require EMCOR to pay for utilities, taxes, insurance and maintenance expenses.

   Future minimum payments, by year and in the aggregate, under capital leases, non-cancelable operating leases and related subleases with initial or remaining terms of one or more years at December 31, 2002 were as follows (in thousands):

                                                           CAPITAL        OPERATING         SUBLEASE
                                                            LEASE           LEASE            INCOME
                                                           -------         --------           ------
2003 ...................................................      $200         $ 38,624            $ 852
2004 ...................................................       107           31,524              650
2005 ...................................................        45           23,577              538
2006 ...................................................        16           15,690              393
2007 ...................................................        --           10,206              393
Thereafter .............................................        --           22,320            2,679
                                                              ----         --------           ------
Total minimum lease payment ............................       368         $141,941           $5,505
                                                                           ========           ======
Amounts representing interest ..........................       (17)
                                                              ----
Present value of net minimum lease payments ............      $351
                                                              ====

   Rent expense for operating leases and other rental items for the years ended December 31, 2002, 2001 and 2000 was $36.5 million, $28.5 million and $25.4 million, respectively. Rent expense for the years ended December 31, 2002, 2001 and 2000 included sublease rental income of $0.8 million, $0.7 million and $0.6 million, respectively.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)



NOTE K -- COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

   EMCOR has employment agreements with its executive officers and its key management personnel. The employment agreements with executive officers may be terminated by the executive or EMCOR but if terminated by EMCOR, the agreements provide for severance benefits. Certain of the agreements provide the executive officers with certain additional rights if a change of control, as defined, of EMCOR occurs.

   EMCOR is  contingently  liable to  sureties  in  respect of  performance  and payment bonds issued by sureties, usually at the request of customers in connection with construction projects which secure EMCOR payment and performance obligations under contracts for such projects. In addition, at the request of unions representing EMCOR employees, bonds are provided to secure such obligations for wages and benefits payable to or for such employees. As of December 31, 2002 sureties had issued bonds for the account of EMCOR in the aggregate amount of approximately $1.3 billion. To the extent such bonds were for the benefit of customers (as opposed to unions), they related to over 675 construction projects. The bonds are issued by EMCOR's sureties in return for a premium which varies depending on the size of the bonds. The individual amounts for bonded projects range up to $170.0 million. EMCOR has agreed to indemnify the sureties for any payments made by them in respect of bonds.

   EMCOR is subject to regulation with respect to the handling of certain materials used in construction which are classified as hazardous or toxic by Federal, State and local agencies. EMCOR's practice is to avoid participation in projects principally involving the remediation or removal of such materials. However, when remediation is a required part of its contract performance, EMCOR believes it complies with all applicable regulations governing the discharge of material into the environment or otherwise relating to the protection of the environment.

   A subsidiary of EMCOR has guaranteed indebtedness of a venture in which it has a 40% interest; the other venture partner, Baltimore Gas and Electric, has a 60% interest. The venture designs, constructs, owns, operates, leases and maintains facilities to produce chilled water for sale to customers for use in cooling. These guarantees are not expected to have a material adverse effect on EMCOR's financial position or results of operations. Each of the venturers is jointly and severally liable, in the event of default, for the venture's $25.0 million borrowing due December 2031. During September 2002, each venture partner contributed equity to the venture, of which EMCOR's contribution was $14.0 million.

NOTE L -- ADDITIONAL CASH FLOW INFORMATION

   The following presents information about cash paid for interest and income taxes for the years ended December 31, 2002, 2001 and 2000 (in thousands):

                                                                                                2002           2001          2000
                                                                                              --------       --------       ------
Cash paid during the year for:
  Interest ............................................................................       $ 7,042        $  4,195       $8,290
  Income taxes ........................................................................       $45,785        $  7,846       $4,039
Non-cash financing activities:
  Debt assumed in acquisition .........................................................       $22,115        $     --       $   --
  5.75% Convertible Subordinated Notes due 2005, converted into common stock ..........       $    --        $115,000       $   --

NOTE M -- SEGMENT INFORMATION

   EMCOR has the following reportable segments: United States electrical construction and facilities services, United States mechanical construction and facilities services, United States other services, Canada construction and facilities services, United Kingdom construction and facilities services and Other international construction and facilities services. The segment "United States other services" principally consists of those operations which primarily provide consulting and maintenance services, and "Other international construction and facilities services" represents EMCOR's operations outside of the United States, Canada, and the United Kingdom (primarily in South Africa, the Middle East and Western Europe) performing electrical construction, mechanical construction and facilities services. The following tables present information about industry segments and geographic areas for the years ended December 31, 2002, 2001 and 2000.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE M -- SEGMENT INFORMATION -- (CONTINUED)

   The tables also present unaudited pro forma revenues and operating income as if the acquisitions had occurred at the beginning of fiscal 2001. The unaudited pro forma revenues and operating income are not necessarily indicative of future operating results (in millions):


                                                                                                                    PRO FORMA
                                                                                                              ---------------------
                                                                                   AS REPORTED                     (UNAUDITED)
                                                                       ----------------------------------     ---------------------
                                                                         2002         2001         2000         2002         2001
                                                                       --------     --------     --------     --------     --------
Revenues from unrelated entities:
  United States electrical construction and
    facilities services ...........................................    $1,152.4     $1,334.7     $1,350.7     $1,154.8     $1,347.5
  United States mechanical construction and
    facilities services ...........................................     1,728.7      1,202.1      1,262.1      1,861.8      1,894.2
  United States other services ....................................       236.7        209.7        163.9        614.5        582.3
                                                                       --------     --------     --------     --------     --------
  Total United States operations ..................................     3,117.8      2,746.5      2,776.7      3,631.1      3,824.0
  Canada construction and facilities services .....................       316.3        198.2        237.0        316.3        198.2
  United Kingdom construction and facilities services .............       533.9        463.6        446.2        533.9        463.6
  Other international construction and facilities services ........          --         11.6          0.3           --         11.6
                                                                       --------     --------     --------     --------     --------
  Total worldwide operations ......................................    $3,968.0     $3,419.9     $3,460.2     $4,481.3     $4,497.4
                                                                       ========     ========     ========     ========     ========
Total revenues:
  United States electrical construction and
    facilities services ...........................................    $1,191.3     $1,371.2     $1,374.0     $1,193.6     $1,384.0
  United States mechanical construction and
    facilities services ...........................................     1,732.6      1,234.9      1,283.7      1,865.8      1,927.1
  United States other services ....................................       238.7        215.5        166.8        616.5        588.0
  Less intersegment revenues ......................................       (44.8)       (75.1)       (47.8)       (44.8)       (75.1)
                                                                       --------     --------     --------     --------     --------
  Total United States operations ..................................     3,117.8      2,746.5      2,776.7      3,631.1      3,824.0
  Canada construction and facilities services .....................       316.3        198.2        237.0        316.3        198.2
  United Kingdom construction and facilities services .............       533.9        463.6        446.2        533.9        463.6
  Other international construction and facilities services ........          --         11.6          0.3           --         11.6
                                                                       --------     --------     --------     --------     --------
  Total worldwide operations ......................................    $3,968.0     $3,419.9     $3,460.2     $4,481.3     $4,497.4
                                                                       ========     ========     ========     ========     ========
Operating income (loss):
  United States electrical construction and
    facilities services ...........................................    $   78.9     $   75.3     $   58.6     $   79.2     $   77.0
  United States mechanical construction and
    facilities services ...........................................        60.3         41.4         35.9         62.9         70.8
  United States other services ....................................         3.3         (7.2)        (5.5)        13.2          9.6
                                                                       --------     --------     --------     --------     --------
  Total United States operations ..................................       142.5        109.5         89.0        155.3        157.4
  Canada construction and facilities services .....................         3.3          2.3          5.2          3.3          2.3
  United Kingdom construction and facilities services .............         0.0          7.2          6.0          0.0          7.2
  Other international construction and facilities services ........        (0.1)        (1.2)         0.5         (0.1)        (1.2)
  Corporate administration ........................................       (31.3)       (29.1)       (21.8)       (31.3)       (29.1)
                                                                       --------     --------     --------     --------     --------
  Total worldwide operations ......................................       114.4         88.7         78.9        127.2        136.6
Other corporate items:
  Interest expense ................................................        (4.1)        (4.8)        (9.7)       (10.7)       (16.4)
  Interest income .................................................         2.0          5.6          2.4          2.2          5.8
                                                                       --------     --------     --------     --------     --------
  Income before taxes .............................................    $  112.3     $   89.5     $   71.6     $  118.7     $  126.0
                                                                       ========     ========     ========     ========     ========

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)



NOTE M -- SEGMENT INFORMATION -- (CONTINUED)

                                                                                                2002            2001            2000
                                                                                               -----           -----           -----
Capital expenditures:
  United States electrical construction and facilities services ....................           $ 3.0           $ 3.7           $ 3.5
  United States mechanical construction and facilities services ....................             5.1             5.1             6.1
  United States other services .....................................................             1.2             2.0             1.8
                                                                                               -----           -----           -----
  Total United States operations ...................................................             9.3            10.8            11.4
  Canada construction and facilities services ......................................             0.3             1.0             1.5
  United Kingdom construction and facilities services ..............................             4.2             5.1             3.5
  Other international construction and facilities services .........................              --              --              --
  Corporate administration .........................................................             1.8             1.0             0.3
                                                                                               -----           -----           -----
  Total worldwide operations .......................................................           $15.6           $17.9           $16.7
                                                                                               =====           =====           =====
Depreciation and amortization:
  United States electrical construction and facilities services ....................           $ 3.5           $ 3.5           $ 3.1
  United States mechanical construction and facilities services ....................             7.1             3.9             3.7
  United States other services .....................................................             1.7             1.1             0.9
                                                                                               -----           -----           -----
  Total United States operations ...................................................            12.3             8.5             7.7
  Canada construction and facilities services ......................................             0.6             0.8             0.8
  United Kingdom construction and facilities services ..............................             2.4             2.8             2.9
  Other international construction and facilities services .........................              --              --              --
  Corporate administration .........................................................             0.1             0.6             0.1
                                                                                               -----           -----           -----
  Total worldwide operations .......................................................           $15.4           $12.7           $11.5
                                                                                               =====           =====           =====

                                                                                                            2002             2001
                                                                                                           ------           ------
Costs and estimated earnings in excess of billings on uncompleted contracts:
  United States electrical construction and facilities services ................................           $ 31.9           $ 70.8
  United States mechanical construction and facilities services ................................            158.0            122.1
  United States other services .................................................................             10.1              1.2
                                                                                                           ------           ------
  Total United States operations ...............................................................            200.0            194.1
  Canada construction and facilities services ..................................................             15.9             13.4
  United Kingdom construction and facilities services ..........................................             19.9             13.8
  Other international construction and facilities services .....................................               --               --
                                                                                                           ------           ------
  Total worldwide operations ...................................................................           $235.8           $221.3
                                                                                                           ======           ======
Billings in excess of costs and estimated earnings on uncompleted contracts:
  United States electrical construction and facilities services ................................           $156.9           $176.4
  United States mechanical construction and facilities services ................................            131.7             99.3
  United States other services .................................................................             10.1              1.9
                                                                                                           ------           ------
  Total United States operations ...............................................................            298.7            277.6
  Canada construction and facilities services ..................................................             10.8              7.2
  United Kingdom construction and facilities services ..........................................             53.6             34.2
  Other international construction and facilities services .....................................               --              0.1
                                                                                                           ------           ------
  Total worldwide operations ...................................................................           $363.1           $319.1
                                                                                                           ======           ======

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)



NOTE M -- SEGMENT INFORMATION -- (CONTINUED)

                                                                                                         2002                 2001
                                                                                                       --------             --------
Long-lived assets:
  Unites States electrical construction and facilities services ..........................             $   12.5             $   12.6
  United States mechanical construction and facilities services ..........................                204.0                 45.9
  United States other services ...........................................................                139.4                 22.1
                                                                                                       --------             --------
  Total United States operations .........................................................                355.9                 80.6
  Canada construction and facilities services ............................................                  3.3                  3.7
  United Kingdom construction and facilities services ....................................                 13.7                 10.7
  Other international construction and facilities services ...............................                   --                   --
  Corporate administration ...............................................................                  2.1                  3.6
                                                                                                       --------             --------
  Total worldwide operations .............................................................             $  375.0             $   98.6
                                                                                                       ========             ========
Goodwill:
  United States electrical construction and facilities services ..........................             $    3.8             $    3.5
  United States mechanical construction and facilities services ..........................                170.8                 31.8
  United States other services ...........................................................                115.8                 20.7
                                                                                                       --------             --------
  Total United States operations .........................................................                290.4                 56.0
  Canada construction and facilities services ............................................                   --                   --
  United Kingdom construction and facilities services ....................................                   --                   --
  Other international construction and facilities services ...............................                   --                   --
  Corporate administration ...............................................................                   --                   --
                                                                                                       --------             --------
  Total worldwide operations .............................................................             $  290.4             $   56.0
                                                                                                       ========             ========
Total assets:
  United States electrical construction and facilities services ..........................             $  308.8             $  417.7
  United States mechanical construction and facilities services ..........................                815.5                457.6
  United States other services ...........................................................                287.2                 61.0
                                                                                                       --------             --------
  Total United States operations .........................................................              1,411.5                936.3
  Canada construction and facilities services ............................................                 77.7                 62.2
  United Kingdom construction and facilities services ....................................                191.6                153.0
  Other international construction and facilities services ...............................                  5.1                 11.5
  Corporate administration ...............................................................                 72.6                186.7
                                                                                                       --------             --------
  Total worldwide operations .............................................................             $1,758.5             $1,349.7
                                                                                                       ========             ========

NOTE N -- SELECTED UNAUDITED QUARTERLY INFORMATION
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           MARCH 31              JUNE 30              SEPT. 30             DEC. 31
                                                           --------             --------             ----------           ----------
2002 QUARTERLY RESULTS
Revenues .......................................           $810,299             $986,399             $1,052,285           $1,119,068
Gross profit ...................................           $ 89,386             $120,216             $  129,233           $  143,799
Net income .....................................           $  7,251             $ 14,828             $   19,479           $   21,344
Basic EPS ......................................           $   0.49             $   1.00             $     1.31           $     1.43
                                                           ========             ========             ==========           ==========
Diluted EPS ....................................           $   0.47             $   0.96             $     1.26           $     1.38
                                                           ========             ========             ==========           ==========
2001 QUARTERLY RESULTS
Revenues .......................................           $837,555             $869,506             $  848,629           $  864,164
Gross profit ...................................           $ 80,519             $ 92,744             $  100,867           $  117,693
Net income .....................................           $  5,657             $ 11,622             $   15,291           $   17,442
Basic EPS ......................................           $   0.54             $   1.00             $     1.03           $     1.18
                                                           ========             ========             ==========           ==========
Diluted EPS ....................................           $   0.44             $   0.81             $     1.00           $     1.14
                                                           ========             ========             ==========           ==========

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE O -- LEGAL PROCEEDINGS

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

   In December 2001, the Company's Canadian subsidiary Comstock Canada Limited ("Comstock") commenced an action against Atomic Energy of Canada Limited ("AECL") claiming approximately Cdn. $6.0 million in connection with Comstock's work on two medical isotope nuclear reactors and associated works at AECL's facility at Chalk River, Ontario. Comstock's claim is for holdback, unpaid change requests, loss of productivity and extended duration costs. AECL has filed an amended defense denying Comstock's claim and counterclaimed against Comstock for Cdn. $47.0 million claiming fraud and substantial deficiencies in Comstock's performance of work which are alleged to have resulted in the need to replace much of Comstock's work and installed materials and the need to redesign and reinstall various components of the reactor systems. These deficiencies are alleged to have caused a significant delay in AECL's ability to obtain the necessary certifications for operation of the systems. There has been no document exchange or discoveries in this litigation. The Company believes it has good and meritorious defenses to the AECL counterclaim.

   In August 2002, the Company's subsidiary Heritage Air Systems, Inc, ("Heritage") was added as one of twenty-one defendants named in a civil action pending in the United States District Court for the Eastern District of New York by a competitor under the Sherman Act, 15 U.S.C. Section 1 & 2, the Clayton Act, 15 U.S.C. Section 15 & 26, The Labor Management Relations Act, 29 U.S.C. Section 187 (a), and New York state law. Plaintiff, Cool Wind Ventilation Corp., alleges a conspiracy in restraint of trade and a monopoly in the sheet metal duct industry in New York City and Long Island. Specifically, the plaintiff alleges that the defendant Sheet Metal Workers International Association Local No. 28 ("Local 28"), certain other trade unions, contractors, including Heritage, building owners and building managers violated federal antitrust and federal labor laws by entering into agreements whereby Local 28 would engage in, and to threaten to engage in, localized and widespread picketing and work stoppages at job sites where plaintiff or other non-Local 28 contractors were working in order to compel mechanical contractors to stop or change the way they did business with plaintiff and other non-Local 28 contractors. As a result of the alleged conspiracy, plaintiff alleges that it and others were prevented from competing in the most lucrative area of the sheet metal ductwork industry. Plaintiff claims judgment for treble the damages it believes it sustained and which it estimates to be no less than $50.0 million. Heritage answered the amended complaint, denying all claims of wrongdoing. Discovery continued in the matter until December 2002 when the action was stayed voluntarily to permit settlement discussions. In January 2003, the District Court entered an order dismissing the amended complaint, without prejudice, after it was advised an agreement in principle settling the matter had been reached by the parties. That agreement in principle does not require Heritage to pay any damages or desist from engaging in any of the conduct alleged in the amended complaint.

   EMCOR is involved in other proceedings in which damages and claims have been asserted against it. EMCOR believes it has a number of valid defenses to such proceedings and claims and intends to vigorously defend itself and does not believe that a significant liability will result.

   Inasmuch as the proceedings and claims in which EMCOR is involved range from a few thousand dollars to $50.0 million, the outcome of which cannot be predicted, adverse results could have a material adverse effect on EMCOR's financial position and/or results of operations.

REPORT OF INDEPENDENT AUDITORS

To  the  Board  of  Directors  and   Stockholders  of  EMCOR  Group,   Inc.:

   We have audited the accompanying consolidated balance sheet of EMCOR Group, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, cash flows and stockholders' equity and comprehensive income for the year then ended. Our audit also included the financial statement schedule listed on Schedule II in Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements and schedule of EMCOR Group, Inc. and subsidiaries as of December 31, 2001, and for each of the two years in the period then ended were audited by other auditors who have ceased operations and whose report dated February 20, 2002, expressed an unqualified opinion on those statements and schedule.

   We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EMCOR Group, Inc. and subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

   As discussed in Note B to the financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which changed the method of accounting for goodwill and other intangible assets.




Stamford, Connecticut                                      /S/ ERNST & YOUNG LLP
February 21, 2003

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

                                                             ARTHUR ANDERSEN LLP


Stamford, Connecticut
February 20, 2002


Note:

   This is a copy of the Audit Report previously issued by Arthur Andersen LLP in connection with EMCOR's filing on Form 10-K for the fiscal year ended December 31, 2001. This Audit Report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K for the fiscal year ended December 31, 2002. For further discussion, see Exhibit 23.2 which is filed herewith and herby incorporated by reference into the Form 10-K for the fiscal year ended December 31, 2002 of which this report forms a part.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   On May 15, 2002, EMCOR dismissed Arthur Andersen LLP ("Arthur Andersen") as its independent auditors and engaged Ernst & Young LLP ("Ernst & Young") to serve as its independent auditors for the fiscal year ending December 31, 2002. The Arthur Andersen dismissal and the Ernst & Young engagement were recommended by EMCOR's Audit Committee and approved by EMCOR's Board of Directors and became effective immediately.

   Arthur Andersen's reports on EMCOR's consolidated financial statements as of and for the fiscal years ended December 31, 2001 and December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

   During the interim period from January 1, 2002 through May 15, 2002 and EMCOR's 2001 and 2000 fiscal years, there were (i) no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen's satisfaction, would have caused Arthur Andersen to make a reference to the subject matter of the disagreements in connection with Arthur Andersen's reports on EMCOR's financial statements for such periods and
(ii) no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

   EMCOR previously provided Arthur Andersen with a copy of the foregoing disclosures, and a letter from Arthur Andersen confirming its agreement with these disclosures was filed as an exhibit to EMCOR's Current Report on Form 8-K filed with the SEC on May 15, 2002 and which is hereby incorporated herein by reference.

   During the interim period from January 1, 2002 through May 15, 2002 and EMCOR's 2001 and 2000 fiscal years, EMCOR did not consult Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on EMCOR's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this Item 10 with respect to directors is incorporated herein by reference to the sections of the registrant's definitive proxy statement for the 2003 Annual Meeting of Stockholders entitled "Election of Directors," which Proxy Statement is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K relates (the "Proxy Statement"). The information required by this Item 10 concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the section of the Proxy Statement entitled "Section 16(a) Beneficial Ownership Reporting Compliance." Information regarding executive officers is contained in Part I of this Form 10-K following Item 4 under the heading "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this Item 11 is incorporated herein by reference to the sections of the Proxy Statement entitled "Executive Compensation," "Employment Contracts and Termination of Employment and Change of Control Arrangements," "Director Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

   The information required by this Item 12 is incorporated herein by reference to the sections of the Proxy Statement entitled "Security Ownership of Certain Beneficial Owners," "Security Ownership of Management," and "Equity Compensation Plans."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this Item 13 is incorporated herein by reference to the section of the Proxy Statement entitled "Certain Related Transactions."

ITEM 14. CONTROLS AND PROCEDURES

   (a) Based on an evaluation of EMCOR's disclosure controls and procedures conducted within 90 days of the date of filing this Form 10-K, the Chairman of the Board and Chief Executive Officer of EMCOR, Frank T. MacInnis, and the Chief Financial Officer of EMCOR, Leicle E. Chesser, have concluded that disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c)) promulgated under the Securities Exchange Act of 1934 are effective.

   (b) There were no significant changes in the internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)(1) The following consolidated financial statements of EMCOR Group, Inc. and Subsidiaries are included in Part II, Item 8: Financial
           Statements:
           Consolidated Balance Sheets -- December 31, 2002 and 2001 Consolidated Statements of Operations -- Years Ended December 31, 2002, 2001 and 2000 Consolidated Statements of Cash Flows -- Years Ended December 31, 2002, 2001 and 2000 Consolidated Statements of Stockholders' Equity and Comprehensive Income -- Years Ended
             December 31, 2002, 2001 and 2000
           Notes to Consolidated Financial Statements
           Report of Independent Auditors

   (a)(2) The following financial statement schedules are included in this Form 10-K report: Schedule II -- Valuation and Qualifying Accounts

           All other  schedules are omitted  because they are not required,  are
           inapplicable,   or  the   information  is  otherwise   shown  in  the
           consolidated financial statements or notes thereto.

   (a)(3) The exhibits listed on the Exhibit Index following the consolidated financial statements hereof are filed herewith in response to this Item.

   (b)     Report on Form 8-K:

           A report on Form 8-K was filed by EMCOR on October 4, 2002 and that filing includes a U.S.$275,000,000 Credit Agreement signed September 26, 2002 by and among EMCOR and certain of its subsidiaries and Harris Trust and Savings Bank individually and as Agent and the Lenders which are or become parties thereto.

                                   SCHEDULE II

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                     BALANCE AT                     ADDITIONS
                                                      BEGINNING     COSTS AND      CHARGED TO                            BALANCE AT
                    DESCRIPTION                        OF YEAR       EXPENSES    OTHER ACCOUNTS (1)   DEDUCTIONS (2)    END OF YEAR
   -------------------------------------------       ----------     ---------    -----------------    -------------     -----------
       ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year Ended December 31, 2002 ....................       $35,091        3,354           5,129             (2,963)         $40,611
Year Ended December 31, 2001 ....................       $36,917        2,856              --             (4,682)         $35,091
Year Ended December 31, 2000 ....................       $31,083        6,419              --               (585)         $36,917

-----------
(1)  Amount principally relates to business acquisitions.
(2) Deductions represent uncollectible balances of accounts receivable written off, net of recoveries.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

 EXHIBIT                                                                                           INCORPORATED BY REFERENCE TO, OR
    NO.                                                  DESCRIPTION                                            PAGE NUMBER
  ------                                                 ----------                                 --------------------------------

    2(a)            --      Disclosure Statement and Third Amended Joint Plan of            Exhibit 2(a) to EMCOR's Registration
                            Reorganization (the "Plan of Reorganization")                   Statement on Form 10 as originally filed
                            proposed by EMCOR Group, Inc. (formerly JWP INC.)               March 17, 1995 (the "Form 10")
                            or "EMCOR") and its  subsidiary  SellCo  Corporation
                            (the "Company" ("SellCo"), as approved for
                            dissemination  by the United States Bankruptcy Court,
                            Southern District of New York (the "Bankruptcy  Court"),
                            on August  22, 1994.

    2(b)            --      Modification to the Plan of Reorganization dated                Exhibit 2(b) to Form 10
                            September 29, 1994

    2(c)            --      Second Modification to the Plan of Reorganization dated         Exhibit 2(c) to Form 10
                            September 30, 1994

    2(d)            --      Confirmation Order of the Bankruptcy Court dated September 30,  Exhibit 2(d) to Form 10
                            1994 (the "Confirmation Order") confirming the Plan of
                            Reorganization, as amended

    2(e)            --      Amendment to the Confirmation Order dated December 8, 1994      Exhibit 2(e) to Form 10

    2(f)            --      Post-confirmation modification to the Plan of Reorganization    Exhibit 2(f) to Form 10
                            entered on December 13, 1994

    2.1             --      Purchase Agreement dated as of February 11, 2002 by and among   Exhibit 2.1 to EMCOR's Report on Form
                            Comfort Systems USA, Inc. and EMCOR-CSI Holding Co.             8-K dated February 14, 2002

   3(a-1)           --      Restated Certificate of Incorporation of EMCOR filed            Exhibit 3(a-5) to Form 10
                            December 15, 1994

   3(a-2)           --      Amendment dated November 28, 1995 to the Restated Certificate   Exhibit 3(a-2) to EMCOR's Annual Report
                            of Incorporation of EMCOR                                       on Form 10-K for the year ended
                                                                                            December 31, 1995 (the "1995 Form 10-K")

   3(a-3)           --      Amendment dated February 12, 1998 to the Restated Certificate   Exhibit 3(a-3) to EMCOR's Annual Report
                            of Incorporation                                                on Form 10-K for the year ended
                                                                                            December 31, 1997 (the "1997 Form 10-K")

    3(b)            --      Amended and Restated By-Laws                                    Exhibit 3(b) to EMCOR's Annual Report
                                                                                            on Form 10-K for the year ended December
                                                                                            31, 1998 (the "1998 Form 10-K")

    3(c)            --      Rights Agreement dated March 3, 1997 between EMCOR and         Exhibit 1 to EMCOR's Report on Form 8-K
                            the Bank of New York                                           dated March 3, 1997

   4.1(a)           --      U.S. $275,000,000 Credit Agreement by and among EMCOR          Exhibit 4 to EMCOR's Report on Form 8-K
                            Group, Inc. and certain of its Subsidiaries and Harris Trust   dated October 4, 2002
                            and Savings Bank individually and as Agent and the Lenders which are or become parties thereto dated as of September 26,
                            2002 (the "Credit Agreement")

   4.1(b)           --      Amendment and Waiver letter dated December 10, 2002 to the     Page
                            Credit Agreement*

    4.2             --      Subordinated Indenture dated as of March 18, 1998              Exhibit 4(b) to EMCOR's Quarterly Report
                            ("Indentured")  between  EMCOR and State Street Bank and       on  Form  10-Q  for  the  quarter  ended
                            Trust Company,  as Trustee ("State Street Bank"                March 31, 1998 ("March 1998 Form 10-Q")

    4.3             --     First Supplemental Indenture dated as of March 18, 1998 to     Exhibit 4(c) to March 1998 Form 10-Q
                            Indenture between EMCOR and State Street Bank

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

 EXHIBIT                                                                                           INCORPORATED BY REFERENCE TO, OR
    NO.                                                  DESCRIPTION                                            PAGE NUMBER
  ------                                                 ----------                                 --------------------------------
    4.4             --      Indenture dated as of December 15, 1994, between SellCo and    Exhibit 4.4 to Form 10
                            Fleet National Bank of Connecticut, as trustee, in respect of SellCo's 12% Subordinated Contingent Payment Notes, Due 2004

   10(a)            --      Employment Agreement made as of January 1, 2002 between        Exhibit 10(a) to EMCOR's Annual Report
                            EMCOR and Frank T. MacInnis                                    on Form 10-K for the year ended
                                                                                           December 31, 2001 (the "2001 Form 10-K")

   10(b)            --      Employment Agreement made as of January 1, 2002 between        Exhibit 10(b) to 2001 Form 10-K
                            EMCOR and Sheldon I. Cammaker

   10(c)            --      Employment Agreement made as of January 1, 2002 between        Exhibit 10(c) to 2001 Form 10-K
                            EMCOR and Leicle E. Chesser

   10(d)            --      Employment Agreement made as of January 1, 2002 between        Exhibit 10(d) to 2001 Form 10-K
                            EMCOR and Jeffrey M. Levy

   10(e)            --      Employment Agreement made as of January 1, 2002 between        Exhibit 10(e) to 2001 Form 10-K
                            EMCOR and R. Kevin Matz

   10(f)            --      Employment Agreement made as of January 1, 2002 between        Exhibit 10(f) to 2001 Form 10-K
                            EMCOR and Mark A. Pompa

  10(g-1)           --      1994 Management Stock Option Plan ("1994 Option Plan")         Exhibit 10(o) to Form 10

  10(g-2)           --      Amendment to Section 12 of the 1994 Option Plan                Exhibit 10(g-2) to 2001 Form 10-K

  10(g-3)           --      Amendment to Section 13 of the 1994 Option Plan                Exhibit 10(g-3) to 2001 Form 10-K

  10(h-1)           --      1995 Non-Employee Directors' Non-Qualified Stock Option Plan   Exhibit 10(p) to Form 10
                            ("1995 Option Plan")

  10(h-2)           --      Amendment to Section 10 of the 1995 Option Plan                Exhibit 10(h-2) to 2001 Form 10-K

  10(i-1)           --      1997 Non-Employee Directors' Non-Qualified Stock Option Plan   Exhibit 10(k) to 1999 Form 10-K
                            ("1997 Option Plan")

  10(i-2)           --      Amendment to Section 9 of the 1997 Option Plan                 Exhibit 10(i-2) to 2001 Form 10-K

   10(j)            --      1997 Stock Plan for Directors                                  Exhibit 10(l) to 1999 Form 10-K

  10(k-1)           --      Continuity Agreement dated as of June 22, 1998 between         Exhibit 10(a) to EMCOR's Quarterly
                            Frank T. MacInnis and EMCOR ("MacInnis Continuity Agreement")  Report on Form 10-Q for the quarter ended June 30, 1998 ("June 1998 Form
                                                                                           10-Q")

  10(k-2)           --      Amendment dated as of May 4, 1999 to MacInnis Continuity       Exhibit 10(h) to June 1999 Form 10-Q
                            Agreement

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

 EXHIBIT                                                                                           INCORPORATED BY REFERENCE TO, OR
    NO.                                                  DESCRIPTION                                            PAGE NUMBER
  ------                                                 ----------                                 --------------------------------
  10(l-1)           --      Continuity Agreement dated as of June 22, 1998 between         Exhibit 10(c) to the June 1998 Form 10-Q
                            Sheldon I. Cammaker and EMCOR ("Cammaker Continuity
                            Agreement")

  10(l-2)           --      Amendment dated as of May 4, 1999 to Cammaker Continuity       Exhibit 10(i) to June 1999 Form 10-Q
                            Agreement

  10(m-1)           --      Continuity Agreement dated as of June 22, 1998 between         Exhibit 10(d) to the June 1998 Form 10-Q
                            Leicle E. Chesser and EMCOR ("Chesser Continuity Agreement")

  10(m-2)           --      Amendment dated as of May 4, 1999 to Chesser Continuity        Exhibit 10(j) to June 1999 Form 10-Q
                            Agreement

  10(n-1)           --      Continuity Agreement dated as of June 22, 1998 between         Exhibit 10(b) to the June 1998 Form 10-Q
                            Jeffrey M. Levy and EMCOR ("Levy Continuity Agreement")

  10(n-2)           --      Amendment dated as of May 4, 1999 to Levy Continuity           Exhibit 10(l) to June 1999 Form 10-Q
                            Agreement
  10(o-1)           --      Continuity Agreement dated as of June 22, 1998 between         Exhibit 10(f) to the June 1998 Form 10-Q
                            R. Kevin Matz and EMCOR ("Matz Continuity Agreement")

  10(o-2)           --      Amendment dated as of May 4, 1999 to Matz Continuity           Exhibit 10(m) to June 1999 Form 10-Q
                             Agreement

  10(o-3)           --      Amendment dated as of January 1, 2002 to R. Kevin Matz         Exhibit 10(o-3) to March 31, 2002
                            Continuity Agreement                                           Form 10-Q

  10(p-1)           --      Continuity Agreement dated as of June 22, 1998 between         Exhibit 10(g) to the June 1998 Form 10-Q
                            Mark A. Pompa and EMCOR ("Pompa Continuity Agreement")

  10(p-2)           --      Amendment dated as of May 4, 1999 to Pompa Continuity          Exhibit 10(n) to June 1999 Form 10-Q
                            Agreement

  10(p-3)           --      Amendment dated as of January 1, 2002 to Mark A. Pompa         Exhibit 10(p-3) to March 31, 2002
                            Continuity Agreement                                           Form 10-Q

   10(q)            --      Release and Settlement Agreement dated December 22, 1999       Exhibit 10(q) to EMCOR's Annual Report
                            between EMCOR and Thomas D. Cunningham                         on Form 10-K for the year ended
                                                                                           December 31, 1999

  10(r)(i)          --      Executive Stock Bonus Plan                                     Exhibit 10(r) to 2001 Form 10-K

  10(r)(ii)         --      Amendment to Executive Stock Bonus Plan*                       Page

     11             --      Computation of Basic EPS and Diluted EPS for the years ended   Page
                            December 2002 and 2001*

     16             --      Current Report on Form 8-K--Changes in Registrant's            Exhibit 16 to EMCOR's Report on
                            Certifying Accountant, dated May 15, 2002                      Form 8-K dated May 15, 2002

     21             --      List of Significant Subsidiaries*                              Page

    23.1            --      Consent of Ernst & Young LLP*                                  Page

    23.2            --      Notice Regarding Consent of Arthur Andersen LLP*               Page

    99.1            --      Certification Pursuant to Section 906 of the Sarbanes--Oxley   Page
                            Act of 2002 by the Chairman of the Board of Directors and
                            Chief Executive Officer*

    99.2            --      Certification Pursuant to Section 906 of the Sarbanes--
                            Oxley Act of 2002 by the Executive Vice President              Page
                            and Chief Financial Officer*

-----------
*   Filed Herewith

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

                                          EMCOR GROUP, INC.
                                          (Registrant)

Date: February 26, 2003                   by  /S/ FRANK T. MACINNIS
                                              ----------------------------
                                                    FRANK T. MACINNIS
                                         CHAIRMAN OF THE BOARD OF DIRECTORS AND
                                                 CHIEF EXECUTIVE OFFICER

   PURSUANT TO THE  REQUIREMENTS  OF THE SECURITIES  EXCHANGE ACT OF 1934,  THIS
REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON FEBRUARY 26, 2003.

    /S/ FRANK T. MACINNIS                 Chairman of the Board of Directors and
------------------------------                    Chief Executive Officer
      Frank T. MacInnis

   /S/ STEPHEN W. BERSHAD                                Director
------------------------------
     Stephen W. Bershad

    /S/ DAVID A. B. BROWN                                Director
------------------------------
      David A. B. Brown

    /S/ ALBERT FRIED, JR.                                Director
------------------------------
      Albert Fried, Jr.

  /S/ RICHARD F. HAMM, JR.                               Director
------------------------------
    Richard F. Hamm, Jr.

    /S/ MICHAEL T. YONKER                                Director
------------------------------
      Michael T. Yonker

    /S/ LEICLE E. CHESSER                      Executive Vice President and
------------------------------                    Chief Financial Officer
      Leicle E. Chesser

      /S/ MARK A. POMPA                        Vice President and Controller
------------------------------
        Mark A. Pompa

                                  CERTIFICATION

I, Frank T. MacInnis, Chairman of the Board of Directors and Chief Executive Officer of EMCOR Group, Inc., certify that:

   1.  I have reviewed this annual report on Form 10-K of EMCOR Group, Inc.;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c)  presented   in  this  annual   report  our   conclusions   about  the
           effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 26, 2003                             /S/ FRANK T. MACINNIS
                                              --------------------------------
                                                      Frank T. MacInnis
                                                  Chairman of the Board of
                                                        Directors and
                                                   Chief Executive Officer

                                  CERTIFICATION

I, Leicle E. Chesser, Executive Vice President and Chief Financial Officer of EMCOR Group, Inc., certify that:

   1.  I have reviewed this annual report on Form 10-K of EMCOR Group, Inc.;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c)  presented   in  this  annual   report  our   conclusions   about  the
           effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 26, 2003                               /S/ LEICLE E. CHESSER
                                                 -------------------------------
                                                        Leicle E. Chesser
                                                    Executive Vice President
                                                   and Chief Financial Officer