Form 10-K/A
period 2002-12-31
EMCOR GROUP INC
filed 2003-03-06
CIK 105634

================================================================================
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

                             ----------------------

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

     Number of shares of Common Stock outstanding as of the close of business on February 19, 2003: 14,924,877 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III. Portions of the definitive proxy statement for the 2003 Annual Meeting of Stockholders, which document will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K/A relates, are incorporated by reference into Items 10 through 13 of Part III.

--------------------------------------------------------------------------------
================================================================================

                                EXPLANATORY NOTE

   This Amendment No. 1 to the Registrant's Annual report on Form 10-K for the fiscal year ended December 31, 2002 is being filed in order to correct the number of outstanding shares of common stock listed on the cover page of such Form 10-K and to list on such cover page the documents incorporated by reference into such Form 10-K. This Amendment does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the amendment to the cover page.

                                   SIGNATURES

   PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                        EMCOR GROUP, INC.
                                        (Registrant)

Date: March 6, 2003                     by       /s/ FRANK T. MACINNIS
                                           ---------------------------------
                                                     FRANK T. MACINNIS
                                          CHAIRMAN OF THE BOARD OF DIRECTORS AND
                                                  CHIEF EXECUTIVE OFFICER

                                  CERTIFICATION

I, Frank T. MacInnis, Chairman of the Board and Chief Executive Officer of EMCOR Group, Inc., certify that:

   1. I have reviewed this annual report on Form 10-K/A of EMCOR Group, Inc.;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report,

Date: March 6, 2003                                /s/ FRANK T. MACINNIS
                                               -----------------------------
                                                     Frank T. MacInnis
                                          CHAIRMAN OF THE BOARD OF DIRECTORS AND
                                                  CHIEF EXECUTIVE OFFICER

                                  CERTIFICATION

I, Leicle E. Chesser, Executive Vice President and Chief Financial Officer of EMCOR Group, Inc., certify that:

   1. I have reviewed this annual report on Form 10-K/A of EMCOR Group, Inc.;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

Date: March 6, 2003                                /s/ LEICLE E. CHESSER
                                             --------------------------------
                                                     Leicle E. Chesser
                                               EXECUTIVE VICE PRESIDENT AND
                                                  CHIEF FINANCIAL OFFICER