Form 10-K/A
period 2002-12-31
EMCOR GROUP INC
filed 2003-03-27
CIK 105634

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 2


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

     301 Merritt Seven Corporate Park
          Norwalk, Connecticut                            06851-1060
  (Address of principal executive offices)                (zip code)

        Registrant's telephone number, including area code (203) 849-7800

           Securities registered pursuant to Section 12(b) of the Act:
                     Common Stock, par value $.01 per share
                              (Title of each class)

                             New York Stock Exchange
                   (Name of each exchange on which registered)

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No

     The aggregate market value of the Registrant's voting common stock held by non-affiliates of the Registrant as of June 28, 2002, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $875,000,000.

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

                                EXPLANATORY NOTE

     This Amendment No. 2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 is being filed to amend the cover page of such Form 10-K. This Amendment No. 2 does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect such amendment to the cover page.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    EMCOR GROUP, INC.
                                                       (Registrant)

Date: March 27, 2003                         by     /S/ FRANK T. MACINNIS
                                                    ---------------------
                                                        Frank T. MacInnis
                                              Chairman of the Board of Directors
                                                  and Chief Executive Officer

                                  CERTIFICATION

     I, Frank T. MacInnis, Chairman of the Board and Chief Executive Officer of EMCOR Group, Inc., certify that:

1.   I have reviewed this annual report on Form 10-K/A of EMCOR Group, Inc.; and

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.


Date:     March 27, 2003                            /s/ FRANK T. MACINNIS
                                                    ---------------------
                                                        Frank T. MacInnis
                                              Chairman of the Board of Directors
                                                  and Chief Executive Officer

                                  CERTIFICATION

     I, Leicle E. Chesser, Executive Vice President and Chief Financial Officer of EMCOR Group, Inc., certify that:

1.   I have reviewed this annual report on Form 10-K/A of EMCOR Group, Inc.; and

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.


Date:     March 27, 2003                            /s/ LEICLE E. CHESSER
                                                    ---------------------
                                                        Leicle E. Chesser
                                                    Executive Vice President and
                                                      Chief Financial Officer