Form 10-Q
period 2003-03-31
EMCOR GROUP INC
filed 2003-04-24
CIK 105634

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                      Quarterly Report Under Section 13 or
                  15(d) of the Securities Exchange Act of 1934
------------------------------------------------------------------------------

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                 --------------

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________
--------------------------------------------------------------------------------

                          Commission file number 0-2315

                                EMCOR Group, Inc.
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                   11-2125338
-------------------------------                   ----------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification Number)

301 Merritt Seven Corporate Park
    Norwalk, Connecticut                                 06851-1060
--------------------------------                  -----------------------
(Address of principal executive offices)                 (Zip Code)

       (203) 849-7800
--------------------------------
(Registrant's telephone number)

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


                      Applicable Only To Corporate Issuers
     Number of shares of Common Stock outstanding as of the close of business on April 21, 2003: 14,987,047 shares.

                                EMCOR GROUP, INC.
                                      INDEX


                                                                        Page No.


PART I - Financial Information

Item 1     Financial Statements

           Condensed Consolidated Balance Sheets -
           as of March 31, 2003 and December 31, 2002                         1

           Condensed Consolidated Statements of Operations -
           three months ended March 31, 2003 and 2002                         3

           Condensed Consolidated Statements of Cash Flows -
           three months ended March 31, 2003 and 2002                         4

           Condensed Consolidated Statements of Stockholders'
           Equity and Comprehensive Income -
           three months ended March 31, 2003 and 2002                         5

           Notes to Condensed Consolidated Financial Statements               6


Item 2     Management's Discussion and Analysis of Results of Operations
           and Financial Condition                                            12

Item 3     Quantitative and Qualitative Disclosures about Market Risk         22

Item 4     Controls and Procedures                                            23

PART II - Other Information

Item 1     Legal Proceedings                                                  23

Item 6     Exhibits and Reports on Form 8-K                                   24

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
--------------------------------------------------------------------------------
                                                  March 31,         December 31,
                                                    2003                2002
                                                 (Unaudited)
--------------------------------------------------------------------------------

                           ASSETS

Current assets:
    Cash and cash equivalents                     $   55,875         $   93,103
    Accounts receivable, net                         927,320            964,968
    Costs and estimated earnings in excess
        of billings on uncompleted contracts         270,805            235,809
    Inventories                                       11,720             12,271
    Prepaid expenses and other                        31,983             28,784
                                                  ----------         ----------

        Total current assets                       1,297,703          1,334,935

Investments, notes and other long-term
    receivables                                       25,800             24,642

Property, plant and equipment, net                    69,818             70,750

Goodwill                                             293,408            290,412

Identifiable intangible assets, net                   12,970             13,845

Other assets                                          20,743             23,907
                                                  ----------         ----------

        Total assets                              $1,720,442         $1,758,491
                                                  ==========         ==========



See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
--------------------------------------------------------------------------------
                                                         March 31,  December 31,
                                                           2003         2002
                                                        (Unaudited)
--------------------------------------------------------------------------------

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Borrowings under working capital credit line $ 144,945 $ 112,000 Current maturities of long-term debt and capital
       lease obligations                                  22,400         22,276
    Accounts payable                                     350,562        409,562
    Billings in excess of costs and estimated
       earnings on uncompleted contracts                 370,041        363,092
    Accrued payroll and benefits                         124,385        159,416
    Other accrued expenses and liabilities               121,785        113,529
                                                      ----------     ----------

       Total current liabilities                       1,134,118      1,179,875

    Long-term debt and capital lease obligations             740            905

    Other long-term obligations                           89,734         87,841
                                                      ----------     ----------

       Total liabilities                               1,224,592      1,268,621
                                                      ----------     ----------

Stockholders' equity:
    Preferred stock, $0.10 par value, 1,000,000 shares
       authorized, zero issued and outstanding                --             --
    Common stock, $0.01 par value, 30,000,000 shares
       authorized, 16,117,032 and 16,050,862 shares
       issued, respectively                                  161            161
    Capital surplus                                      314,180        312,393
    Accumulated other comprehensive loss                  (4,226)        (5,148)
    Retained earnings                                    202,556        199,300
    Treasury stock, at cost 1,130,985 and
       1,131,985 shares, respectively                    (16,821)       (16,836)
                                                      ----------     ----------

       Total stockholders' equity                        495,850        489,870
                                                      ----------     ----------

Total liabilities and stockholders' equity            $1,720,442     $1,758,491
                                                      ==========     ==========



See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)
--------------------------------------------------------------------------------

Three months ended March 31,                         2003                 2002
--------------------------------------------------------------------------------

Revenues                                          $1,061,030            $810,299
Cost of sales                                        944,261             720,913
                                                  ----------            --------

Gross profit                                         116,769              89,386
Selling, general and administrative expenses         109,175              76,855
                                                  ----------            --------

Operating income                                       7,594              12,531
Interest (expense) income, net                        (1,802)                417
                                                  ----------            --------

Income before income taxes                             5,792              12,948
Income tax provision                                   2,536               5,697
                                                  ----------            --------

Net income                                        $    3,256            $  7,251
                                                  ==========            ========

Basic earnings per share                          $     0.22            $   0.49
                                                  ==========            ========

Diluted earnings per share                        $     0.21            $   0.47
                                                  ==========            ========


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
--------------------------------------------------------------------------------

Three months ended March 31,                               2003          2002
--------------------------------------------------------------------------------

Cash flows from operating activities
    Net income                                          $   3,256     $   7,251
    Depreciation and amortization                           5,824         3,377
    Amortization of identifiable intangibles                  875            --
    Other non-cash expenses                                 3,270         1,617
    Changes in operating assets and liabilities,
      excluding the effect of business acquired           (74,551)       41,266
                                                        ---------     ---------
Net cash (used in) provided by operating activities       (61,326)       53,511
                                                        ---------     ---------

Cash flows from investing activities:
    Payments for acquisitions of businesses, net of
      cash acquired, and related earn-out agreements       (2,997)     (152,825)
    Proceeds from sale of assets                              330           280
    Purchase of property, plant and equipment              (5,349)       (4,157)
    Net (disbursements) proceeds related to other
      investments                                          (1,158)        6,264
                                                        ---------     ---------
Net cash used in investing activities                      (9,174)     (150,438)
                                                        ---------     ---------

Cash flows from financing activities:
    Proceeds from working capital credit lines            536,045        50,000
    Repayments of working capital credit lines           (503,100)           --
    Net repayments for long-term debt                        (278)         (651)
    Net borrowings (repayments) for capital lease
      obligations                                             237           (30)
    Net proceeds from exercise of stock options               368           359
                                                        ---------     ---------
Net cash provided by financing activities                  33,272        49,678
                                                        ---------     ---------
Decrease in cash and cash equivalents                     (37,228)      (47,249)
Cash and cash equivalents at beginning of year             93,103       189,766
                                                        ---------     ---------
Cash and cash equivalents at end of period              $  55,875     $ 142,517
                                                        =========     =========

Supplemental cash flow information:
    Cash paid for:
       Interest                                         $   1,627     $      72
       Income taxes                                     $   5,183     $   2,966
    Non-cash financing activities:
       Debt assumed in acquisition                      $      --     $  22,115

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(In thousands) (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------
                                                                     Accumulated
                                                                        other
                                            Common     Capital      comprehensive     Retained    Treasury   Comprehensive
                                Total       stock      surplus       loss (1)         earnings      stock         income
-----------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2002      $421,933        $159     $307,636         $(5,424)      $136,398   $(16,836)
  Net income                     7,251          --           --              --          7,251         --        $7,251
  Foreign currency translation
   adjustments                    (747)         --           --            (747)            --         --          (747)
                                                                                                                 ------
  Comprehensive income              --          --           --              --             --         --        $6,504
                                                                                                                 ======
  Common stock issued under
   stock option plans              359           0          359              --             --         --
  Value of Restricted Stock
   Units (2)                     2,836          --        2,836              --             --         --
                              --------        ----     --------         -------       --------   --------
Balance, March 31, 2002       $431,632        $159     $310,831         $(6,171)      $143,649   $(16,836)
                              ========        ====     ========         =======       ========   ========

Balance, January 1, 2003      $489,870        $161     $312,393         $(5,148)      $199,300   $(16,836)
  Net income                     3,256          --           --              --          3,256         --        $3,256
  Foreign currency translation
   adjustments                     922          --           --             922             --         --           922
                                                                                                                 ------
  Comprehensive income              --          --           --              --             --         --        $4,178
                                                                                                                 ======
  Common stock issued under
   stock option plans              368           0          353              --             --         15
  Value of Restricted Stock
   Units (3)                     1,434          --        1,434              --             --         --
                              --------        ----     --------         -------       --------   --------
Balance, March 31, 2003       $495,850        $161     $314,180         $(4,226)      $202,556   $(16,821)
                              ========        ====     ========         =======       ========   ========

(1) Represents cumulative foreign currency translation adjustments and minimum pension liability adjustments.
(2) Shares of common stock will be issued in respect of restricted stock units granted pursuant to EMCOR's Executive Stock Bonus Plan. This amount represents the value of restricted stock units at the date of grant plus the related compensation expense in the current year due to an increase in market value of the underlying common stock. As of October 2002, the terms of the Executive Stock Bonus Plan were changed resulting in prospective fixed plan accounting for both existing and new grants.
(3) Shares of common stock will be issued in respect of restricted stock units. This amount represents the value of restricted stock units at the date of grant.


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

In the opinion of EMCOR, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly the financial position of EMCOR and the results of its operations. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

On March 1, 2002, EMCOR acquired from Comfort Systems USA, Inc. (the "Seller") a group of companies (the "Acquired Comfort Companies"). On December 19, 2002, EMCOR acquired all the capital stock of Consolidated Engineering Services, Inc. ("CES") from Archstone-Smith Operating Trust and others. EMCOR acquired two additional companies during 2002. The purchase prices of the acquisitions are subject to finalization based on certain contingencies provided for in the purchase agreements. These acquisitions were accounted for by the purchase method, and the purchase prices have been allocated to the assets acquired and liabilities assumed, based upon the estimated fair values of these assets and liabilities at the date of acquisition.

Certain reclassifications of prior year amounts have been made to conform to current year presentation.

NOTE B  New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (the "FASB") issued Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN 45" or the "Interpretation"). FIN 45 clarifies the requirements of FASB Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 may require, that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002. The Interpretation's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation. EMCOR has determined that the adoption of FIN 45 will only impact disclosures and that its accounting for guarantees is not impacted as of March 31, 2003.

In January 2003, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS 148"). SFAS 148 amends FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results.SFAS 148 is effective for fiscal years beginning after December 15, 2002 and was adopted by EMCOR for all periods presentd herein.

EMCOR did not change to the fair value based method of accounting for stock-based employee compensation; therefore, adoption of SFAS 148 will only impact disclosures, not the financial results, of EMCOR.

NOTE C   Earnings Per Share

Calculation of Basic and Diluted Earnings per share

The following tables summarize EMCOR's calculation of Basic and Diluted Earnings per Share ("EPS") for the three month periods ended March 31, 2003 and 2002:

                                             Three months ended
                                               March 31, 2003
                                 --------------------------------------------

                                   Income          Shares          Per Share
                                 (Numerator)    (Denominator)        Amount
                                 --------------------------------------------

Basic EPS
Income available to common
  stockholders                   $3,256,000       14,925,551         $0.22
                                                                     =====
Effect of Dilutive Securities
  Options                                --          516,030
                                 ----------       ----------
Diluted EPS                      $3,256,000       15,441,581         $0.21
                                 ==========       ==========         =====

                                             Three months ended
                                               March 31, 2002
                                 --------------------------------------------

                                   Income          Shares          Per Share
                                 (Numerator)    (Denominator)        Amount
                                 --------------------------------------------

Basic EPS
Income available to common
  stockholders                   $7,251,000       14,828,537          $0.49
                                                                      =====
Effect of Dilutive Securities:
  Options                                --          582,203
                                 ----------       ----------
Diluted EPS                      $7,251,000       15,410,740          $0.47
                                 ==========       ==========          =====

There were 189,403 and zero anti-dilutive stock options that were required to be excluded from the calculation of diluted EPS for the three month periods ended March 31, 2003 and 2002, respectively.

NOTE D   Valuation of Stock Option Grants

At March 31, 2003, EMCOR had six stock-based compensation plans and programs. EMCOR applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002 in respect of stock options granted during those periods inasmuch as EMCOR grants stock options at fair market value. Had compensation cost for these options been determined consistent with SFAS 123 and SFAS 148, EMCOR's net income, basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS") would have been reduced from the "as reported amounts" below to the "pro forma amounts" below for the three months ended March 31 (in thousands, except per share amounts):


                                                                 2003      2002
                                                                 ----      ----
Net income:
  As reported                                                   $3,256    $7,251
  Less: Total stock-based compensation expense determined
   under fair value based method, net of related tax effects       312     2,127
                                                                ------    ------
  Pro Forma                                                     $2,944    $5,124
                                                                ======    ======

Basic EPS:
  As reported                                                   $ 0.22    $ 0.49
  Pro Forma                                                     $ 0.20    $ 0.35
Diluted EPS:
  As reported                                                   $ 0.21    $ 0.47
  Pro Forma                                                     $ 0.19    $ 0.33

Common Stock

As of March 31, 2003 and December 31, 2002,  14,986,047 and 14,918,877 shares of
EMCOR common stock were outstanding, respectively.

NOTE E  Long-Term Debt

Long-term debt in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

                                              March 31,          December 31,
                                                2003                 2002
                                              ---------          ------------
Notes Payable at 10.0%, due 2003               $21,815              $21,815
Capitalized lease obligations                      590                  351
Other                                              735                1,015
                                               -------              -------
                                                23,140               23,181
Less: current maturities                        22,400               22,276
                                               -------              -------
                                               $   740              $   905
                                               =======              =======

The Notes Payable of $21.8 million at March 31, 2003 and December 31, 2002 are notes made by the Seller to former owners of certain Acquired Comfort Companies, which notes were assumed by EMCOR in connection with the acquisition of the Acquired Comfort Companies. The Notes Payable accrue interest at 10.0% per annum and final payment is due in April 2003.

NOTE F   Segment Information

EMCOR has the following reportable segments which provide services associated with the design, integration, installation, startup, operation and maintenance of various systems: United States electrical construction and facilities services (systems for generation and distribution of electrical power; lighting systems; low voltage systems such as fire alarm, security, communications and process control systems; and voice and data systems), United States mechanical construction and facilities services (systems for heating, ventilation, air conditioning, refrigeration and clean room process ventilation systems; and plumbing process and high-purity piping systems), United States facilities and other services, Canada construction and facilities services, United Kingdom construction and facilities services, and Other international construction and facilities services. The segment "United States facilities and other services" principally consists of those operations which primarily provide services needed to support the operation of customers' facilities, which services are not related to customers' construction programs, and other complementary services. The Canada, United Kingdom and Other international segments perform electrical construction, mechanical construction and facilities services. "Other international construction and facilities services" represents EMCOR's operations outside of the United States, Canada, and the United Kingdom (primarily in South Africa and the Middle East during the periods presented).

The following tables present information about industry segments and geographic areas. The tables also present pro forma revenues and operating income as if the 2002 acquisitions had occurred at the beginning of fiscal 2002. The unaudited pro forma revenues and operating income are not necessarily indicative of future operating results (in thousands):

                                                                      For the three months ended March 31,
                                                                            As Reported         Pro Forma
                                                                      ---------------------     ----------
                                                                         2003        2002          2002
                                                                      ----------   --------     ----------
Revenues from unrelated entities:
  United States electrical construction and facilities services       $  253,874   $287,698     $  289,549
  United States mechanical construction and facilities services          416,503    307,216        413,137
  United States facilities and other services                            168,412     51,798        139,454
                                                                      ----------   --------     ----------
  Total United States operations                                         838,789    646,712        842,140
  Canada construction and facilities services                             93,062     54,519         54,519
  United Kingdom construction and facilities services                    129,179    109,068        109,068
  Other international construction and facilities services                    --         --             --
                                                                      ----------   --------     ----------
  Total worldwide operations                                          $1,061,030   $810,299     $1,005,727
                                                                      ==========   ========     ==========

                                                                      For the three months ended March 31,
                                                                            As Reported         Pro Forma
                                                                      ---------------------     ----------
                                                                         2003        2002          2002
                                                                      ----------   --------     ----------
Total  revenues:
  United States electrical construction and facilities services       $  263,899   $290,299     $  292,150
  United States mechanical construction and facilities services          416,961    309,993        415,914
  United States facilities and other services                            169,092     52,266        139,922
  Less intersegment revenues                                             (11,163)    (5,846)        (5,846)
                                                                      ----------   --------     ----------
  Total United States operations                                         838,789    646,712        842,140
  Canada construction and facilities services                             93,062     54,519         54,519
  United Kingdom construction and facilities services                    129,179    109,068        109,068
  Other international construction and facilities services                    --         --             --
                                                                      ----------   --------     ----------
  Total worldwide operations                                          $1,061,030   $810,299     $1,005,727
                                                                      ==========   ========     ==========

                                                                      For the three months ended March 31,
                                                                            As Reported         Pro Forma
                                                                      ---------------------     ----------
                                                                          2003       2002           2002
                                                                         -------    -------        -------
Operating income (loss):
  United States electrical construction and facilities services          $12,955    $16,252        $16,532
  United States mechanical construction and facilities services            4,344      6,490          7,613
  United States facilities and other services                              2,172       (795)         3,305
                                                                         -------    -------        -------
  Total United States operations                                          19,471     21,947         27,450
  Canada construction and facilities services                                621       (458)          (458)
  United Kingdom construction and facilities services                     (4,468)    (1,010)        (1,010)
  Other international construction and facilities services                   150       (289)          (289)
  Corporate administration                                                (8,180)    (7,659)        (7,659)
                                                                         -------    -------        -------
  Total worldwide operations                                               7,594     12,531         18,034

Other corporate items:
  Interest expense                                                        (1,997)      (517)        (2,053)
  Interest income                                                            195        934            936
                                                                         -------    -------        -------
  Income before income taxes                                             $ 5,792    $12,948        $16,917
                                                                         =======    =======        =======

                                                                      March 31,            Dec. 31,
                                                                         2003               2002
                                                                      ----------         ----------
Total assets:
  United States electrical construction and facilities services       $  302,459         $  308,752
  United States mechanical construction and facilities services          803,342            810,498
  United States facilities and other services                            282,154            292,218
                                                                      ----------         ----------
  Total United States operations                                       1,387,955          1,411,468
  Canada construction and facilities services                             85,401             77,727
  United Kingdom construction and facilities services                    189,059            191,563
  Other international construction and facilities services                 4,096              5,071
  Corporate administration                                                53,931             72,662
                                                                      ----------         ----------
  Total worldwide operations                                          $1,720,442         $1,758,491
                                                                      ==========         ==========


NOTE G  Pro Forma Results of Operations

The following tables present pro forma results of operations including all companies acquired during 2002. The results of operations presented assume the acquisitions had occurred at the beginning of fiscal 2002. The pro forma results of operations are not necessarily indicative of the results of operations had the acquisitions actually occurred at the beginning of fiscal 2002, nor is it necessarily indicative of future operating results (in thousands, except per share data):



                                                     Adjustments to Arrive at Pro Forma Results of Operations
                                                     --------------------------------------------------------
                                                                        For the three months ended
                                                                              March 31, 2002
                                          ---------------------------------------------------------------------------------
                                                               Acquired
                                             EMCOR              Comfort                          Other
                                          as Reported         Companies(1)      CES (2)     Acquisitions(2)      Pro Forma
                                          -----------         ------------      -------     ---------------      ----------
Revenues                                  $810,299            $94,084           $94,307         $7,037           $1,005,727
Operating income                          $ 12,531            $   (40)          $ 4,383         $1,160           $   18,034
Interest income (expense), net            $    417            $   162           $(1,698)        $    2           $   (1,117)
Income before income taxes                $ 12,948            $   122           $ 2,685         $1,162           $   16,917
Net income                                $  7,251            $    68           $ 1,504         $  651           $    9,474
Basic earnings per share                  $   0.49            $  0.01           $  0.10         $ 0.04           $     0.64
Diluted earnings per share                $   0.47            $  0.00           $  0.10         $ 0.04           $     0.61

The pro forma results of operations, for segment information, is included in Note F Segment Information.

(1) Adjustments to arrive at pro forma results of operations for the three months ended March 31, 2002 represent results of operations from January 1, 2002 through the acquisition date of March 1, 2002.
(2) Adjustments to arrive at pro forma results of operations for the three months ended March 31, 2002 represent results of operations from January 1, 2002 through March 31, 2002.

NOTE H  Legal Proceedings

See Part II - Other  Information,  Item 1 - Legal Proceedings.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Highlights

EMCOR Group, Inc.'s ("EMCOR") revenues for the three months ended March 31, 2003 and 2002 were $1,061.0 million and $810.3 million, respectively. Net income for the three months ended March 31, 2003 was $3.3 million compared to net income of $7.3 million for the three months ended March 31, 2002. Diluted Earnings Per Share ("Diluted EPS") were $0.21 per share for the three months ended March 31, 2003 compared to Diluted EPS of $0.47 per share in the year earlier period.

On March 1, 2002, EMCOR acquired from Comfort Systems USA, Inc. (the "Seller") a group of companies (the "Acquired Comfort Companies"). On December 19, 2002, EMCOR acquired all the capital stock of Consolidated Engineering Services, Inc. ("CES") from Archstone-Smith Operating Trust and others. EMCOR acquired two additional companies during 2002. The purchase prices of the acquisitions are subject to finalization based on certain contingencies provided for in the purchase agreements. These acquisitions were accounted for by the purchase method, and the purchase prices have been allocated to the assets acquired and liabilities assumed, based upon the estimated fair values of these assets and liabilities at the date of acquisition.

Operating Segments

EMCOR has the following reportable segments which provide services associated with the design, integration, installation, startup, operation and maintenance of various systems: United States electrical construction and facilities services (systems for generation and distribution of electrical power; lighting systems; low voltage systems such as fire alarm, security, communications and process control systems; and voice and data systems), United States mechanical construction and facilities services (systems for heating, ventilation, air conditioning, refrigeration and clean room process ventilation systems; and plumbing process and high-purity piping systems), United States facilities and other services, Canada construction and facilities services, United Kingdom construction and facilities services, and Other international construction and facilities services. The segment "United States facilities and other services" principally consists of those operations which primarily provide services needed to support the operation of customers' facilities, which services are not related to customers' construction programs, and other complementary services. The Canada, United Kingdom and Other international segments perform electrical construction, mechanical construction and facilities services. "Other international construction and facilities services" represents EMCOR's operations outside of the United States, Canada, and the United Kingdom (primarily in South Africa and the Middle East during the periods presented).

Results of Operations

The results presented reflect certain reclassifications of prior period amounts to conform to current year presentation.

Revenues

The following table presents EMCOR's operating segment revenues and their respective percentage of total revenues (in thousands, except for percentages):

                                                                     For the three months ended March 31,
                                                                     ------------------------------------
                                                                                 % of                  % of
                                                                      2003       Total      2002       Total
                                                                      ----       -----      ----       -----
Revenues:
  United States electrical construction and facilities services    $  253,874     24%      $287,698     36%
  United States mechanical construction and facilities services       416,503     39%       307,216     38%
  United States facilities and other services                         168,412     16%        51,798      6%
                                                                   ----------              --------
  Total United States operations                                      838,789     79%       646,712     80%
  Canada construction and facilities services                          93,062      9%        54,519      7%
  United Kingdom construction and facilities services                 129,179     12%       109,068     13%
  Other international construction and facilities services                 --      --            --      --
                                                                   ----------              --------
  Total worldwide operations                                       $1,061,030    100%      $810,299    100%
                                                                   ==========              ========


EMCOR's revenues increased $250.7 million for the three months ended March 31, 2003 compared to the first quarter of 2002, due to $200.6 million of revenues attributable to companies acquired in 2002. The balance was attributable to EMCOR's previously owned subsidiaries. Excluding the impact of acquisitions, the revenues increase was principally due to an increase in the number of longer-term public transportation and infrastructure construction jobs and increases in site-based facilities services maintenance contracts. Revenues from electrical construction operations and private sector fast-track and development projects decreased for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

Revenues of United States electrical construction and facilities services business units for the three months ended March 31, 2003 were $253.9 million compared to $287.7 million for the three months ended March 31, 2002. The revenues decrease of $33.8 million for the three months ended March 31, 2003 compared to the same period in 2002 was due to completion of certain fast-track jobs active during the prior year quarter and a reduction in discretionary spending in the commercial and industrial markets, partially offset by an increase in revenues from transportation infrastructure programs performed by EMCOR's previously owned subsidiaries.

Revenues of United States mechanical construction and facilities services business units for the three months ended March 31, 2003 were $416.5 million compared to $307.2 million for the three months ended March 31, 2002. The revenues increase of $109.3 million was primarily attributable to revenues from companies acquired in 2002 of $89.9 million and from longer-term infrastructure and energy generation construction projects performed by EMCOR's previously owned subsidiaries.

United States facilities and other services revenues for the three months ended March 31, 2003 were $168.4 million compared to $51.8 million for the same three months in 2002. The $116.6 million increase in revenues for the three month period was primarily attributable to revenues of $108.8 million from companies acquired in 2002 and to an increase in on-site building maintenance services provided to customers of EMCOR's previously owned subsidiaries.

Revenues of Canada construction and facilities services for the three months ended March 31, 2003 were $93.1 million compared to $54.5 million for the three months ended March 31, 2002. The increase in revenues for the three months ended March 31, 2003 was primarily attributable to the work on certain new longer-term construction projects.

Revenues of United Kingdom construction and facilities services business units for the three months ended March 31, 2003 were $129.2 million compared to $109.1 million for the three months ended March 31, 2002. The increase in revenues was principally attributable to the start-up of recently awarded contracts in the transportation construction and facilities services markets.

Other international construction and facilities services activities consists of EMCOR's operations primarily in the Middle East and South Africa. All of the current projects in these markets are being performed by joint ventures; accordingly, the results of these joint venture operations are accounted for under the equity method of accounting because EMCOR has less than majority ownership, therefore revenues attributable to such joint ventures are not reflected as revenues in the consolidated financial statements. EMCOR continues to pursue new business selectively in these markets and Continental Europe; however, the availability of opportunities has been significantly reduced as a result of local economic factors.

Cost of sales and Gross profit

The following table presents EMCOR's cost of sales, gross profit, and gross profit as a percentage of revenues (in thousands, except for percentages):

                                            For the three months ended March 31,
                                            ------------------------------------
                                                  2003              2002
                                                  ----              ----
Cost of sales                                  $944,261           $720,913
Gross profit                                   $116,769           $ 89,386
Gross profit, as a percentage of revenues         11.0%              11.0%

Gross profit (revenues less cost of sales) increased $27.4 million for the three months ended March 31, 2003 to $116.8 million compared to $89.4 million for the three months ended March 31, 2002. As a percentage of revenues, gross profit was 11.0% for the three months ended March 31, 2003 and 2002. The dollar increase in gross profit was primarily due to gross profit of $31.8 million earned by the companies acquired in 2002; this increase was partially offset by a decrease in gross profits of $4.4 million attributable to previously owned subsidiaries, and was primarily due to the losses from construction activity in the United Kingdom as well as decreased gross profits from mechanical construction operations of EMCOR's Midwestern subsidiaries.

Selling, general and administrative expenses

The following table presents EMCOR's selling, general and administrative expenses, and selling, general and administrative expenses as a percentage of revenues (in thousands, except for percentages):

                                            For the three months ended March 31,
                                            ------------------------------------
                                                         2003          2002
                                                         ----          ----
Selling, general and administrative expenses           $109,175      $76,855
Selling, general and administrative expenses,
 as a percentage of revenues                              10.3%         9.5%

Selling, general and administrative expenses for the three months ended March 31, 2003 increased $32.3 million to $109.2 million compared to $76.9 million for the three months ended March 31, 2002. Selling, general and administrative expenses as a percentage of revenues were 10.3% for the three months ended March 31, 2003, compared to 9.5% for the three months ended March 31, 2002. For the three month period ended March 31, 2003, the increase in selling, general and administrative expense both in dollars and as a percentage of revenues compared to the prior year was primarily attributable to $30.8 million of expenses for the companies acquired in 2002 (which included costs of integration) as well as the amortization expense of identifiable intangible assets associated with these acquisitions of $0.9 million for the three months ended March 31, 2003.
Additionally, there was an increase in corporate selling, general and administrative expenses related to the management and integration of the companies acquired; partially offset by a reduction in selling, general and administrative expenses of certain companies in response to changing market conditions.

Operating income

The following table presents EMCOR's operating income, and operating income as a percentage of segment revenues (in thousands, except for percentages):


                                                                       For the three months ended March 31,
                                                                       ------------------------------------
                                                                                  % of                        % of
                                                                                 Segment                    Segment
                                                                     2003        Revenues       2002        Revenues
                                                                     ----        --------       ----        --------
Operating income (loss):
  United States electrical construction and facilities services     $12,955        5.1%        $16,252        5.6%
  United States mechanical construction and facilities services       4,344        1.0%          6,490        2.1%
  United States facilities and other services                         2,172        1.3%           (795)
                                                                    -------                    -------
  Total United States operations                                     19,471        2.3%         21,947        3.4%
  Canada construction and facilities services                           621        0.7%           (458)
  United Kingdom construction and facilities services                (4,468)                    (1,010)
  Other international construction and facilities services              150                       (289)
  Corporate administration                                           (8,180)                    (7,659)
                                                                    -------                    -------
  Total worldwide operations                                          7,594        0.7%         12,531        1.5%

  Other corporate items:
     Interest expense                                                (1,997)                      (517)
     Interest income                                                    195                        934
                                                                    -------                    -------
  Income before income taxes                                        $ 5,792                    $12,948
                                                                    =======                    =======

EMCOR had operating income of $7.6 million for the three months ended March 31, 2003 compared with operating income of $12.5 million for the three months ended March 31, 2002. The decrease of $4.9 million in operating income for the three months ended March 31, 2003 as compared to the same period in 2002 was due primarily to operating losses in the United Kingdom as well as a reduction in operating income from the Midwestern United States mechanical construction operations and the United States electrical construction operations, partially offset by increased operating income from the United States facilities and other services markets.

United States electrical construction and facilities services operating income for the three months ended March 31, 2003 was $13.0 million or 5.1% of revenues, compared to $16.3 million or 5.6% of revenues for the three months ended March 31, 2002. The $3.3 million decrease in operating income for the three months ended March 31, 2003 compared to the same period in 2002 was primarily the result of completion of certain private-sector fast-track jobs in the same period in the prior year and a reduction in discretionary spending in the commercial and industrial markets, which decrease was partially offset by increases related to certain transportation infrastructure projects.

United States mechanical construction and facilities services operating income for the three months ended March 31, 2003 was $4.3 million or 1.0% of revenues, compared to $6.5 million or 2.1% of revenues for the three months ended March 31, 2002. The $2.1 million decrease in operating income was primarily attributable to certain Midwestern construction operations.

United States facilities and other services operating income was $2.2 million for the three months ended March 31, 2003 compared to an operating loss of $0.8 million for the three months ended March 31, 2002. The increase in operating income was attributable to operating income earned by companies acquired in 2002 of $2.0 million and to operating income earned from site-based facilities management contracts performed by previously owned subsidiaries in this segment.

Canada construction and facilities services operating income was $0.6 million for the three months ended March 31, 2003, compared to an operating loss of $0.5 million for the three months ended March 31, 2002. The increase in operating income in the current period was primarily due to operating income earned on new longer-term construction projects.

United Kingdom construction and facilities services operating losses for the three months ended March 31, 2003 and 2002 were $4.5 million and $1.0 million, respectively. The increase in operating loss for the three months ended March 31, 2003 compared to the first quarter of 2002 was attributable to unfavorable settlements and close-outs on certain projects in the three months ended March 31, 2003 offsetting operating income earned on increased revenues in the construction and facilities services markets.

Other international construction and facilities services operating income was $0.2 million for the three months ended March 31, 2003 compared to an operating loss of $0.3 million for three months ended March 31, 2002. EMCOR continues to pursue new business selectively in the Middle East and South Africa as well as Continental Europe; however, the availability of opportunities has been significantly reduced as a result of local economic factors.

General corporate expense for the three months ended March 31, 2003 was $8.2 million compared to $7.7 million for the three months ended March 31, 2002. The increase in general corporate expenses was primarily due to the increase in operation support activities related to the management and integration of more than 30 acquired companies during 2002.

Interest expense for the three months ended March 31, 2003 and 2002 was $2.0 million and $0.5 million, respectively. The increase in interest expense was primarily due to $156.0 million of borrowings under the working capital credit line for the acquisition of CES on December 19, 2002. Interest income decreased $0.7 million for the three months ended March 31, 2003 compared to the same three months in 2002 due to lower cash on hand in the current quarter related to cash used to pay for a portion of the CES acquisition price in December 2002 and cash used in operating activities.

The income tax provision decreased to $2.5 million for the three months ended March 31, 2003, versus $5.7 million for the same period in 2002. The decrease in this provision was primarily due to decreased income before taxes for the three months ended March 31, 2003, compared to the three months ended March 31, 2002. The effective income tax rate was approximately 44% for the three months ended March 31, 2003 and 2002.

EMCOR's contract backlog was $3.1 billion at March 31, 2003 and $2.9 billion at December 31, 2002. The $0.2 billion increase in backlog was primarily due to an increase in backlog for the United States mechanical and electrical segments.

EMCOR's contract backlog at March 31, 2003 was $3.1 billion compared to $2.5 billion at March 31, 2002. The increase was primarily attributable to backlog of $0.4 billion for projects awarded in the United States, the United Kingdom and Canada plus a net increase of $0.2 billion from the CES companies.

Liquidity and Capital Resources

The following table presents EMCOR's net cash provided by (used in) operating activities, investing activities and financing activities (in thousands):

                                                      For the three months ended
                                                              March 31,
                                                      --------------------------
                                                         2003            2002
                                                         ----            ----
Net cash (used in) provided by operating activities   $(61,326)      $  53,511
Net cash used in investing activities                 $ (9,174)      $(150,438)
Net cash provided by financing activities             $ 33,272       $  49,678

EMCOR's consolidated cash balance decreased by approximately $37.2 million from $93.1 million at December 31, 2002 to $55.9 million at March 31, 2003. Net cash used in operating activities of $61.3 million for the three months ended March 31, 2003 was a $114.8 million decrease from the net cash provided by operating activities of $53.5 million in the same period last year. The increase in net cash used in operating activities was primarily attributable to a net increase in working capital requirements related to a decrease in accounts payable and contracts in progress, partially offset by a decrease in accounts receivable. Net cash used in investing activities of $9.2 million decreased by $141.2 million compared to $150.4 million in the same period last year. The decrease in cash used in investing activities was due primarily to payments of $152.8 million for the acquisition of the Acquired Comfort Companies in the first quarter of 2002 and a decrease in EMCOR's investments, notes and other long-term receivables in the first quarter of 2002 compared to an increase in this account in the first quarter of 2003. Net cash provided by financing activities of $33.3 million was a $16.4 million decrease from the net cash provided by financing activities of $49.7 million for the three months ended March 31, 2002. The decrease in net cash provided by financing activities was attributable to a reduction in borrowings under working capital credit lines, offset by a reduction in net repayments of long-term debt and capital lease payments.


                                                                     Payments Due by Period
                                                                     ----------------------
                                                              Less
                  Contractual                                 than             1-3             4-5         After
                  Obligations                  Total         1 year           years           years       5 years
----------------------------------------       -----         ------           -----           -----       -------
Notes payable                                 $ 21.8         $ 21.8          $   --           $  --         $  --
Other long-term debt                             0.7            0.3             0.2             0.2            --
Capital lease obligations                        0.6            0.2             0.2             0.2            --
Operating leases                               141.9           38.6            55.1            25.9          22.3
Open purchase obligations (1)                  465.4          368.2            90.3             6.9            --
Other long-term obligations (2)                 89.7             --            89.7              --            --
                                              ------         ------          ------           -----         -----
Total Contractual Obligations                 $720.1         $429.1          $235.5           $33.2         $22.3
                                              ======         ======          ======           =====         =====

                                                            Amount of Commitment Expiration by Period
                                                            -----------------------------------------
                                              Total           Less
                Other Commercial             Amounts          than             1-3             4-5         After
                  Commitments               Committed        1 year           years           years       5 years
----------------------------------------    ---------        ------           -----           -----       -------
Revolving credit facility (3)                 $144.9          $  --            $ --          $144.9         $  --
Letters of credit                               42.9           13.2             0.6             1.3          27.8
Guarantees                                      25.0             --              --              --          25.0
                                              ------          -----            ----          ------         -----
Total Commercial Commitments                  $212.8          $13.2            $0.6          $146.2         $52.8
                                              ======          =====            ====          ======         =====

(1) Represent open purchase orders for material and subcontracting costs related to the Company's construction and service contracts. These purchase orders are not reflected in EMCOR's consolidated balance sheet and should not impact future cash flows as amounts will be recovered through customer billings.
(2) Represent primarily insurance related liabilities, the timing for which payments beyond one year is not practical to estimate.
(3) EMCOR classifies these borrowings as short-term on its consolidated balance sheet because of EMCOR's intent and ability to repay the amounts on a short-term basis. The revolving credit facility expires in September 2007.

As of March 31, 2003, EMCOR's total borrowing capacity under its revolving credit facility was $275.0 million. EMCOR had approximately $42.9 million of letters of credit outstanding under the revolving credit facility as of that date. The amounts outstanding under the revolving credit facility as of March 31, 2003 and December 31, 2002 were $144.9 million and $112.0 million, respectively.

A subsidiary of EMCOR has guaranteed indebtedness of a venture in which it has a 40% interest; the other venture partner, Baltimore Gas and Electric, has a 60% interest. The venture designs, constructs, owns, operates, leases and maintains facilities to produce chilled water for sale to customers for use in air conditioning of commercial properties. These guarantees are not expected to have a material effect on EMCOR's financial position or results of operations. Each of the venturers is jointly and severally liable, in the event of default, for the venture's $25.0 million borrowing due December 2031. During September 2002, each venture partner contributed equity to the venture, of which EMCOR's contribution was $14.0 million.

There are $22.4 million in current maturities of EMCOR's long-term debt and capital lease obligations as of March 31, 2003, of which $21.8 million relates to notes payable to former owners of the Acquired Comfort Companies which were assumed in connection with the acquisition. These notes accrue interest at an annual rate of 10% and final payment is due in April 2003.

EMCOR is contingently liable to sureties in respect of performance and payment bonds issued by sureties, usually at the request of customers in connection with construction projects which secure EMCOR payment and performance obligations under contracts for such projects. In addition, at the request of labor unions representing EMCOR employees, bonds are sometimes provided to secure such obligations for wages and benefits payable to or for such employees. As of March 31, 2003 and December 31, 2002, sureties had issued bonds for the account of EMCOR in the aggregate amount of approximately $1.3 billion. To the extent such bonds were for the benefit of customers (as distinct from labor unions), they related to approximately 700 construction projects. The bonds are issued by EMCOR's sureties in return for a premium which can vary depending on the size and type of the bonds. The largest individual bond is approximately $170.0 million. EMCOR has agreed to indemnify the sureties for any payments made by them in respect of bonds issued on EMCOR's behalf.

EMCOR does not have any other material financial guarantees or off-balance sheet arrangements other than those disclosed herein.

The primary source of liquidity for EMCOR has been, and is expected to continue to be, cash generated by operating activities. EMCOR also maintains a revolving credit facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient, or to enable EMCOR to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. EMCOR may also increase liquidity through an equity offering or other debt instruments. Short-term changes in macroeconomic trends may have an effect, positively or negatively, on liquidity. In order to manage through these uncertainties, EMCOR currently has the capacity to borrow funds, if necessary, to meet short-term requirements. In addition to managing borrowings, EMCOR's focus on the facilities services market is intended to provide an additional buffer against economic downturns as the facilities services market is characterized by annual and multi-year contracts that provide a more predictable stream of cash flows than the construction market. The acquisition of CES in December 2002, which is primarily focused on the facilities services market, is part of EMCOR's plan to grow its services business. Short-term liquidity is also impacted by the type and length of construction contracts in place. During economic downturns, such as the 2001 through 2003 period, construction contracts trended away from short-cycle contracts toward larger longer-term infrastructure and public sector contracts. Performance of longer duration contracts usually requires higher upfront cash requirements until billings can occur in accordance with contractual provisions. While EMCOR strives to maintain a net over-billed position with its customers, there can be no assurance that a net over-billed position can be maintained. EMCOR's net over-billings, defined as the balance sheet accounts billings in excess of costs and estimated earnings on uncompleted contracts less cost and estimated earnings in excess of billings on uncompleted contracts, was $99.2 million and $127.3 million as of March 31, 2003 and December 31, 2002, respectively.

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

EMCOR believes that current cash balances and borrowing capacity available under existing lines of credit or other forms of financing available through debt or equity offerings, combined with cash expected to be generated from operations, will be sufficient to provide short-term and foreseeable long-term liquidity and meet expected capital expenditure requirements. However, EMCOR is a party to lawsuits and other proceedings in which other parties seek to recover from it amounts ranging from a few thousand dollars to over $60.0 million. If EMCOR was required to pay damages in one or more such proceedings, such payments could have a material adverse effect on its cash flow and/or earnings.

Certain Insurance Matters

As of March 31, 2003 and December 31, 2002, EMCOR was utilizing approximately $28.3 million and $24.5 million, respectively, of letters of credit obtained under its revolving credit facility as collateral for its insurance obligations.

Application of Critical Accounting Policies

The condensed consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. EMCOR's significant accounting policies are described in Note B -- Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of the annual report on Form 10-K for the year ended December 31, 2002. There was no initial adoption of any accounting policies during the three months ended March 31, 2003 other than those listed under "New Accounting Pronouncements" below. EMCOR believes that some of the more critical judgment areas in the application of accounting policies that affect its financial condition and results of operations are estimates and judgments pertaining to (a) revenue recognition from (i) long term construction contracts for which the percentage of completion method of accounting is used and (ii) services contracts, (b) collectibility or valuation of accounts receivable, (c) insurance liabilities, (d) income taxes and (e) intangible assets.

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

Accounts Receivable

EMCOR is required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the realization of receivables, which assessment factors include the creditworthiness of the customer, EMCOR's prior collection history with the customer and related aging of the past due balances. At March 31, 2003 and December 31, 2002, accounts receivable of $927.3 million and $965.0 million, respectively, included allowances of $42.4 million and $40.6 million, respectively. Specific accounts receivable are evaluated when EMCOR believes a customer may not be able to meet its financial obligations due to a deterioration of its financial condition, credit ratings or bankruptcy. The allowance requirements are based on the best facts available and are re-evaluated and adjusted as additional information is received.

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

Income Taxes

EMCOR has net deferred tax assets primarily resulting from deductible temporary differences, which will reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. As of March 31, 2003 and December 31, 2002, the total valuation allowance on net deferred tax assets was approximately $2.1 million.

Intangible Assets

As of March 31, 2003, EMCOR had goodwill and net identifiable intangible assets of $293.4 million and $13.0 million, respectively, in connection with the acquisition of certain companies. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. Certain of these forecasts reflect assumptions regarding the ability to successfully integrate acquired companies. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires identifiable intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Changes in strategy and/or market conditions may result in adjustments to recorded intangible asset balances. As of March 31, 2003, no indicators of impairment of its goodwill or identifiable intangible assets existed in accordance with the provisions of SFAS 142.

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (the "FASB") issued Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN 45" or the "Interpretation"). FIN 45 clarifies the requirements of FASB Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 may require, that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of the Interpretations are effective for financial statements of interim or annual periods that end after December 15, 2002. The Interpretation's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation. EMCOR has determined that the adoption of FIN 45 will only impact disclosures and that its accounting for guarantees is not impacted as of March 31, 2003.

In January 2003, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS 148"). SFAS 148 amends FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 was effective for fiscal years beginning after December 15, 2002 and was adopted by EMCOR for all periods presented.
EMCOR did not change to the fair value based method of accounting for stock-based employee compensation; and therefore, adoption of SFAS 148 will only impact disclosures, not the financial results, of EMCOR.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EMCOR has not used derivative financial instruments for any purpose during the three months ended March 31, 2003 and 2002, including trading or speculating on changes in interest rates, or commodity prices of materials used in its business.

EMCOR is exposed to market risk for changes in interest rates for borrowings under its revolving credit facility. Borrowings under the credit facility bear interest at variable rates, and the fair value of this borrowing is not significantly affected by changes in market interest rates. As of March 31, 2003, there was $144.9 million of borrowings outstanding under the revolving credit facility, and these borrowings bear interest at (1) a rate which is the prime commercial lending rate announced by Harris Trust and Savings Bank from time to time (4.25% at March 31, 2003) plus 0% to 1.0%, based on certain financial tests or (2) at a LIBOR rate (1.28% at March 31, 2003) plus 1.5% to 2.5% based on certain financial tests. Based on the borrowings outstanding of $144.9 million, if interest rates were to increase by 1.0%, the net of tax interest expense would increase $0.9 million in the next twelve months. Conversely, if interest rates were to decrease by 1.0%, interest expense would decrease by $0.9 million in the next 12 months. The revolving credit facility expires in September 2007. There is no guarantee that EMCOR will be able to renew the agreement at its expiration.

EMCOR is also exposed to market risk and its potential related impact on accounts receivable or costs and estimated earnings in excess of billings on uncompleted contracts. The amounts recorded may be at risk if customers' ability to settle these obligations is negatively impacted by economic conditions. EMCOR continually monitors the creditworthiness of its customers and maintains on-going discussions with customers regarding contract status with respect to change orders and billing terms. Therefore, EMCOR believes it takes appropriate action to manage market and other risks, but there is no assurance that it will be able to reasonably identify all risks with respect to collectibility of these assets. See also the previous discussion of Accounts Receivable under the heading, "Application of Critical Accounting Policies" in the Management's Discussion and Analysis of Results of Operations and Financial Condition.

Amounts invested in EMCOR's foreign operations are translated into U. S. dollars at the exchange rates in effect at the end of the period. The resulting translation adjustments are recorded as accumulated other comprehensive income
(loss),  a component of  stockholders'  equity,  in the  condensed  consolidated balance sheets. EMCOR believes the exposure to the effects that fluctuating foreign currencies may have on the consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective local currencies. Additionally, expenses revenues associated with these transactions are generally contracted and paid for in their same local currencies.

ITEM 4. CONTROLS AND PROCEDURES

(a) Based on an evaluation of EMCOR's disclosure controls and procedures conducted within 90 days of the date of filing this Form 10-Q, the Chairman of the Board and Chief Executive Officer of EMCOR, Frank T. MacInnis, and the Chief Financial Officer of EMCOR, Leicle E. Chesser, have concluded that EMCOR's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c)) promulgated under the Securities Exchange Act of 1934 are effective.

(b) There were no significant changes in the internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Except for the arbitration proceedings referred to below, there have been no new developments during the quarter ended March 31, 2003 regarding legal proceedings reported in EMCOR's Annual Report on Form 10-K for the year ended December 31, 2002.

On March 14, 2003, John Mowlem Construction plc ("Mowlem") presented a claim in arbitration against EMCOR's United Kingdom subsidiary, Drake & Scull Engineering Limited ("D&S"), in connection with a subcontract D&S entered into with Mowlem with respect to a project for the United Kingdom Ministry of Defence at Abbey Wood in Bristol, U.K. Mowlem seeks damages arising out of alleged defects in the D&S design and construction of the mechanical and electrical engineering services for the project. Mowlem's claim is for Sterling 38.5 million (approximately $60.9 million), which includes costs allegedly incurred by Mowlem in connection with rectification of the alleged defects, overhead, legal fees, delay and disruption costs related to such defects, and interest on such amounts. The claim also includes amounts allegedly attributable to D&S in connection with a settlement agreement Mowlem entered into with the Ministry of Defence. EMCOR believes it has good and meritorious defenses to the Mowlem claim, and D&S intends to file a counterclaim for certain design, labor and delay and disruption costs incurred by D&S in connection with its subcontract with Mowlem.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits
                                                   Incorporated by Reference to,
    Exhibit No       Description                   or Page Number
    ----------       -----------                   -----------------------------


       11            Computation of Basic          Note C of the Notes
                     EPS and Diluted EPS           to the Condensed Consolidated
                     for the three months          Financial Statements.
                     ended March 31, 2003
                     and 2002

       3(a-1)        Restated Certificate of       Exhibit 3(a-1) to Form 10-K
                     Incorporation of EMCOR
                     filed December 15, 1994

       3(a-2)        Amendment dated November 28,  Exhibit 3(a-2) to EMCOR's
                     1995 to the Restated          Annual Report on Form 10-K
                     Certificate of Incorporation  for the year ended December
                     of EMCOR                      31, 1995

       3(a-3)        Amendment dated February 12,  Exhibit 3(a-3) to EMCOR's
                     1998 to the Restated          Annual Report on Form 10-K
                     Certificate of Incorporation  for the year ended December
                                                   31, 1997

       3(b)          Amended and Restated By-Laws  Exhibit 3(b) to EMCOR's
                                                   Annual Report on Form 10-K
                                                   for the year ended December
                                                   31, 1998

       4.1(a)        U.S. $275,000,000 Credit      Exhibit 4.1(a) to EMCOR's
                     Agreement by and among EMCOR  Report on 8-K dated October
                     Group, Inc. and certain of    4, 2002
                     its Subsidiaries and Harris
                     Trust and Savings Bank
                     individually and as Agent and
                     the Lenders which are or
                     become parties thereto dated
                     as of September 26, 2002 (the
                     "Credit Agreement")

       4.1(b)        Amendment and Waiver letter   Exhibit 4.1(b) on EMCOR's
                     dated December 10, 2002 to    Annual Report on Form 10-K
                     the Credit Agreement*         for the year ended December
                                                   31. 2002

       99.1          Additional Exhibit -          Page
                     Certification Pursuant to
                     Section 906 of the
                     Sarbanes-Oxley Act of
                     2002 by the Chief Executive
                     Officer

       99.2          Additional Exhibit -          Page
                     Certification Pursuant to
                     Section 906 of the
                     Sarbanes-Oxley Act of
                     2002 by the Chief Financial
                     Officer

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  April 24, 2003                              EMCOR GROUP, INC.
                                                   -----------------
                                                     (Registrant)

                                  By:        /s/FRANK T. MACINNIS
                                       -----------------------------------
                                                Frank T. MacInnis
                                             Chairman of the Board of
                                                 Directors and
                                             Chief Executive Officer


                                              /s/LEICLE E. CHESSER
                                       -----------------------------------
                                                 Leicle E. Chesser
                                              Executive Vice President
                                             and Chief Financial Officer


                                             /s/ MARK A. POMPA
                                       -----------------------------------
                                                 Mark A. Pompa
                                              Vice President and
                                                  Controller

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


Date:     April 24, 2003                 /s/ FRANK T. MACINNIS
                                       --------------------------
                                             Frank T. MacInnis
                                         Chairman of the Board of
                                              Directors and
                                          Chief Executive Officer

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


Date:     April 24, 2003                  /s/ LEICLE E. CHESSER
                                  -----------------------------------------
                                              Leicle E. Chesser
                                           Executive Vice President
                                          and Chief Financial Officer

                                                                   Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT 0F 2002


     In connection with the Quarterly Report of EMCOR Group, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank
T. MacInnis, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:     April 24, 2003                       /s/ FRANK T. MACINNIS
                                             ------------------------
                                                   Frank T. MacInnis
                                               Chief Executive Officer

A signed original of this written statement required in Section 906 has been provided to EMCOR Group, Inc. and will be retained by EMCOR Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                   Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT 0F 2002


     In connection with the Quarterly Report of EMCOR Group, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Leicle
E. Chesser, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:     April 24, 2003                       /s/ LEICLE E. CHESSER
                                               ------------------------
                                                   Leicle E. Chesser
                                                Chief Financial Officer

A signed original of this written statement required in Section 906 has been provided to EMCOR Group, Inc. and will be retained by EMCOR Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.