Form 10-Q
period 2003-06-30
EMCOR GROUP INC
filed 2003-07-24
CIK 105634

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

                  For the quarterly period ended June 30, 2003
                                  -------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

             For the transition period from __________ to __________
--------------------------------------------------------------------------------

                          Commission file number 0-2315

                                EMCOR Group, Inc.
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                            11-2125338
-------------------------------                          ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)

 301 Merritt Seven Corporate Park
   Norwalk, Connecticut                                        06851-1060
---------------------------------                        ---------------------
(Address of principal executive offices)                       (Zip Code)

       (203) 849-7800
---------------------------------
 (Registrant's telephone number)

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

                      Applicable Only To Corporate Issuers

     Number of shares of Common Stock outstanding as of the close of business on July 21, 2003: 14,990,715 shares.

                                EMCOR GROUP, INC.
                                      INDEX


                                                                        Page No.


PART I - Financial Information

Item 1     Financial Statements

           Condensed Consolidated Balance Sheets -
           as of June 30, 2003 and December 31, 2002                           1

           Condensed Consolidated Statements of Operations -
           three months ended June 30, 2003 and 2002                           3

           Condensed Consolidated Statements of Operations -
           six months ended June 30, 2003 and 2002                             4

           Condensed Consolidated Statements of Cash Flows -
           six months ended June 30, 2003 and 2002                             5

           Condensed Consolidated Statements of Stockholders'
           Equity and Comprehensive Income -
           six months ended June 30, 2003 and 2002                             6

           Notes to Condensed Consolidated Financial Statements                7


Item 2     Management's Discussion and Analysis of Results of Operations
           and Financial Condition                                            16

Item 3     Quantitative and Qualitative Disclosures about Market Risk         28

Item 4     Controls and Procedures                                            29

PART II - Other Information

Item 1     Legal Proceedings                                                  29

Item 4     Submission of Matters to a Vote of Security Holders                31

Item 6     Exhibits and Reports on Form 8-K                                   32

PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
--------------------------------------------------------------------------------
                                                     June 30,       December 31,
                                                       2003            2002
                                                   (Unaudited)
--------------------------------------------------------------------------------

                           ASSETS

Current assets:
    Cash and cash equivalents                     $   57,752          $   93,103
    Accounts receivable, net                         986,307             964,968
    Costs and estimated earnings in excess
       of billings on uncompleted contracts          257,988             235,809
    Inventories                                       11,944              12,271
    Prepaid expenses and other                        34,737              28,784
                                                  ----------          ----------

       Total current assets                        1,348,728           1,334,935

Investments, notes and other long-term
    receivables                                       28,999              24,642

Property, plant and equipment, net                    69,832              70,750

Goodwill                                             293,889             290,412

Identifiable intangible assets, net                   12,094              13,845

Other assets                                          20,945              23,907
                                                  ----------          ----------

       Total assets                               $1,774,487          $1,758,491
                                                  ==========          ==========



See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
--------------------------------------------------------------------------------
                                                         June 30,   December 31,
                                                           2003        2002
                                                       (Unaudited)
--------------------------------------------------------------------------------

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Borrowings under working capital credit line       $  166,800    $  112,000
    Current maturities of long-term debt and capital
       lease obligations                                      588        22,276
    Accounts payable                                      380,720       409,562
    Billings in excess of costs and estimated
       earnings on uncompleted contracts                  379,432       363,092
    Accrued payroll and benefits                          128,037       159,416
    Other accrued expenses and liabilities                115,791       113,529
                                                       ----------    ----------

       Total current liabilities                        1,171,368     1,179,875

    Long-term debt and capital lease obligations              689           905

    Other long-term obligations                            93,321        87,841
                                                       ----------    ----------

       Total liabilities                                1,265,378     1,268,621
                                                       ----------    ----------

Stockholders' equity:
    Preferred stock, $0.10 par value, 1,000,000 shares
       authorized, zero issued and outstanding                 --            --
    Common stock, $0.01 par value, 30,000,000 shares
       authorized, 16,120,032  and 16,050,862 shares
       issued, respectively                                   161           161
    Capital surplus                                       315,007       312,393
    Accumulated other comprehensive loss                      (91)       (5,148)
    Retained earnings                                     210,829       199,300
    Treasury stock, at cost 1,129,317 and 1,131,985
      shares, respectively                                (16,797)      (16,836)
                                                       ----------    ----------

       Total stockholders' equity                         509,109       489,870
                                                       ----------    ----------

Total liabilities and stockholders' equity             $1,774,487    $1,758,491
                                                       ==========    ==========



See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)
--------------------------------------------------------------------------------

Three months ended June 30,                           2003               2002
--------------------------------------------------------------------------------

Revenues                                           $1,144,378          $986,399
Cost of sales                                       1,021,103           866,183
                                                   ----------          --------

Gross profit                                          123,275           120,216
Selling, general and administrative expenses          106,638            93,292
                                                   ----------          --------

Operating income                                       16,637            26,924
Interest expense, net                                   1,842               445
                                                   ----------          --------

Income before income taxes                             14,795            26,479
Income tax provision                                    6,522            11,651
                                                   ----------          --------

Net income                                         $    8,273          $ 14,828
                                                   ==========          ========

Basic earnings per share                           $     0.55          $   1.00
                                                   ==========          ========

Diluted earnings per share                         $     0.53          $   0.96
                                                   ==========          ========


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)
--------------------------------------------------------------------------------

Six months ended June 30,                             2003               2002
--------------------------------------------------------------------------------

Revenues                                           $2,205,408        $1,796,698
Cost of sales                                       1,965,364         1,587,096
                                                   ----------        ----------

Gross profit                                          240,044           209,602
Selling, general and administrative expenses          215,813           170,147
                                                   ----------        ----------

Operating income                                       24,231            39,455
Interest expense, net                                   3,644                28
                                                   ----------        ----------

Income before income taxes                             20,587            39,427
Income tax provision                                    9,058            17,348
                                                   ----------        ----------

Net income                                         $   11,529        $   22,079
                                                   ==========        ==========

Basic earnings per share                           $     0.77        $     1.49
                                                   ==========        ==========

Diluted earnings per share                         $     0.74        $     1.43
                                                   ==========        ==========


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
-------------------------------------------------------------------------------
Six months ended June 30,                                 2003           2002
-------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                           $ 11,529       $ 22,079
   Depreciation and amortization                          10,347          7,305
   Amortization of identifiable intangible assets          1,751             --
   Other non-cash expenses                                 4,153          2,471
   Changes in operating assets and liabilities,
     excluding the effect of business acquired           (80,927)        36,231
                                                        --------       --------
Net cash (used in) provided by operating activities      (53,147)        68,086
                                                        --------       --------

Cash flows from investing activities:
   Payments for acquisitions of businesses, net of
     cash acquired, and related earn-out agreements       (3,478)      (164,649)
   Proceeds from sale of assets                              732            360
   Purchase of property, plant and equipment              (9,216)        (9,039)
   Net (disbursements) proceeds related to other
     investments                                          (4,357)         5,480
                                                        --------       --------
Net cash used in investing activities                    (16,319)      (167,848)
                                                        --------       --------

Cash flows from financing activities:
   Proceeds from working capital credit lines            878,198         50,000
   Repayments of working capital credit lines           (823,398)       (50,000)
   Net repayments for long-term debt                     (22,139)        (1,578)
   Net borrowings (repayments) for capital lease
     obligations                                             235            (10)
   Net proceeds from exercise of stock options             1,219          1,300
                                                        --------       --------
Net cash provided by (used in) financing activities       34,115           (288)
                                                        --------       --------
Decrease in cash and cash equivalents                    (35,351)      (100,050)
Cash and cash equivalents at beginning of year            93,103        189,766
                                                        --------       --------
Cash and cash equivalents at end of period              $ 57,752       $ 89,716
                                                        ========       ========

Supplemental cash flow information:
   Cash paid for:
     Interest                                           $  3,297       $    488
     Income taxes                                       $ 11,597       $ 22,130
   Non-cash financing activities:
     Debt assumed in acquisition                        $     --       $ 22,115


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(In thousands) (Unaudited)
------------------------------------------------------------------------------------------------------------------------------
                                                                     Accumulated
                                                                        other
                                            Common      Capital     comprehensive     Retained    Treasury   Comprehensive
                                Total       stock       surplus       loss (1)        earnings      stock        income
------------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 2002      $421,933       $159      $307,636        $(5,424)      $136,398     $(16,836)
  Net income                    22,079         --            --             --         22,079           --     $22,079
  Foreign currency translation
    adjustments                  2,697         --            --          2,697             --           --       2,697
                                                                                                               -------
  Comprehensive income              --         --            --             --             --           --     $24,776
                                                                                                               =======
  Common stock issued under
    stock option plans           1,300          0         1,300             --             --           --
  Value of Restricted Stock
    Units (2)                    2,901         --         2,901             --             --           --
                              --------       ----      --------        --------      --------     --------
Balance, June 30, 2002        $450,910       $159      $311,837        $(2,727)      $158,477     $(16,836)
                              ========       ====      ========        =======       ========     ========

Balance, January 1, 2003      $489,870       $161      $312,393        $(5,148)      $199,300     $(16,836)
 Net income                     11,529         --            --             --         11,529           --     $11,529
 Foreign currency translation
    adjustments                  5,057         --            --          5,057             --           --       5,057
                                                                                                               -------
 Comprehensive income               --         --            --             --             --           --     $16,586
                                                                                                               =======
 Common stock issued under
    stock option plans           1,219          0         1,180             --             --           39
 Value of Restricted Stock
    Units (3)                    1,434         --         1,434             --             --           --
                              --------       ----      --------        -------       --------     --------
Balance, June 30, 2003        $509,109       $161      $315,007        $   (91)      $210,829     $(16,797)
                              ========       ====      ========        =======       ========     ========

(1) Represents cumulative foreign currency translation adjustments and minimum pension liability adjustments.
(2) Shares of common stock will be issued in respect of restricted stock units granted pursuant to EMCOR's Executive Stock Bonus Plan. This amount represents the value of restricted stock units at the date of grant plus the related compensation expense recorded in 2002 due to an increase in market value of the underlying common stock. As of October 2002, the terms of the Executive Stock Bonus Plan were changed resulting in prospective fixed plan accounting for both existing and new grants.
(3) Shares of common stock will be issued in respect of restricted stock units. This amount represents the value of restricted stock units at the date of grant.


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE A  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by EMCOR Group, Inc. and Subsidiaries ("EMCOR"), without audit, pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted. Readers of this report should refer to the consolidated financial statements and the notes thereto included in EMCOR's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

In the opinion of EMCOR, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly the financial position of EMCOR and the results of its operations. The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

On March 1, 2002, EMCOR acquired from Comfort Systems USA, Inc. ("CSU") a group of companies (the "Acquired Comfort Companies"). On December 19, 2002, EMCOR acquired all the capital stock of Consolidated Engineering Services, Inc. ("CES") from Archstone-Smith Operating Trust and others. EMCOR acquired two additional companies during 2002. These acquisitions were accounted for by the purchase method, and the purchase prices have been allocated to the assets acquired and liabilities assumed, based upon the estimated fair values of these assets and liabilities at their respective dates of acquisition. The purchase price for CES is subject to adjustment based on the difference between the net assets of CES on the closing date and an agreed upon preclosing date. The purchase price allocation is also subject to finalization.

Certain reclassifications of prior year amounts have been made to conform to current year presentation.

NOTE B  New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (the "FASB") issued Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN 45" or the "Interpretation"). FIN 45 clarifies the requirements of FASB Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 may require, that upon issuance of a guarantee, the guarantor to recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002. The Interpretation's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation. EMCOR has determined that the adoption of FIN 45 will only impact disclosures and that its accounting for guarantees is not impacted as of June 30, 2003.

In January 2003, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002 and was adopted by EMCOR for all periods presented herein. EMCOR did not change to the fair value based method of accounting for stock-based employee compensation; therefore, adoption of SFAS 148 will only impact disclosures, not the financial results, of EMCOR.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. EMCOR is currently evaluating the effect that adoption of Fin 46 will have on EMCOR's consolidated financial condition or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The new guidance amends SFAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133,
(b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. It is not expected that the provisions of SFAS 149 will have a material impact on EMCOR's consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. EMCOR does not have any financial instruments that meet the provisions of SFAS 150; therefore, adopting the provisions of SFAS 150 is not expected to have a material impact on EMCOR's consolidated financial position, results of operations or cash flows.

NOTE C   Earnings Per Share

Calculation of Basic and Diluted Earnings per share

The following tables summarize EMCOR's calculation of Basic and Diluted Earnings per Share ("EPS") for the three and six month periods ended June 30, 2003 and 2002:
                                                  Three months ended
                                                     June 30, 2003
                                  ----------------------------------------------
                                    Income            Shares          Per Share
                                  (Numerator)      (Denominator)       Amount
                                  ----------------------------------------------

Basic EPS
Income available to common
  stockholders                     $8,273,000       14,988,836          $0.55
                                                                        =====
Effect of Dilutive Securities:
  Options                                  --          517,963
                                   ----------       ----------
Diluted EPS                        $8,273,000       15,506,799          $0.53
                                   ==========       ==========          =====


                                                   Six months ended
                                                     June 30, 2003
                                  ----------------------------------------------
                                    Income            Shares          Per Share
                                  (Numerator)      (Denominator)       Amount
                                  ----------------------------------------------

Basic EPS
Income available to common
  stockholders                    $11,529,000       14,959,666          $0.77
                                                                        =====
Effect of Dilutive Securities:
  Options                                  --          516,996
                                  -----------       ----------
Diluted EPS                       $11,529,000       15,476,662          $0.74
                                  ===========       ==========          =====

                                                 Three months ended
                                                    June 30, 2002
                                  ----------------------------------------------
                                    Income            Shares          Per Share
                                  (Numerator)      (Denominator)       Amount
                                  ----------------------------------------------

Basic EPS
Income available to common
  stockholders                    $14,828,000       14,863,074          $1.00
                                                                        =====
Effect of Dilutive Securities:
  Options                                  --          628,228
                                  -----------       ----------
Diluted EPS                       $14,828,000       15,491,302          $0.96
                                  ===========       ==========          =====


                                                Six months ended
                                                  June 30, 2002
                                  ----------------------------------------------
                                    Income            Shares          Per Share
                                  (Numerator)      (Denominator)       Amount
                                  ----------------------------------------------

Basic EPS
Income available to common
  stockholders                    $22,079,000       14,846,079          $1.49
                                                                        =====
Effect of Dilutive Securities:
  Options                                  --          605,216
                                  -----------       ----------
Diluted EPS                       $22,079,000       15,451,295          $1.43
                                  ===========       ==========          =====


There were options to purchase 219,403 shares of common stock outstanding during both the three and six month periods ended June 30, 2003, which options were anti-dilutive and required to be excluded from the calculation of diluted EPS. There were no anti-dilutive stock options that were required to be excluded from the calculation of diluted EPS for the three and six month periods ended June 30, 2002.

NOTE D   Valuation of Stock Option Grants

At June 30, 2003, EMCOR had eight stock-based compensation plans and programs. EMCOR applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized in the accompanying Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2003 and 2002 in respect of stock options granted during those periods inasmuch as EMCOR grants stock options at fair market value. Had compensation cost for these options been determined consistent with SFAS 123 and SFAS 148, EMCOR's net income, basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS") would have been reduced from the "as reported amounts" below to the "pro forma amounts" below for the three and six months ended June 30, 2003 and 2002 (in thousands, except per share amounts):

                                                                      For the three months       For the six months
                                                                          ended June 30,           ended June 30,
                                                                      --------------------       ------------------
                                                                        2003         2002         2003        2002
                                                                        ----         ----         ----        ----
Net income:
  As reported.....................................................     $8,273      $14,828      $11,529     $22,079
  Less: Total stock-based compensation expense determined
     under a fair value based method, net of related tax effects..        321          422          633       2,548
                                                                       ------      -------      -------     -------
  Pro Forma.......................................................     $7,952      $14,406      $10,896     $19,531
                                                                       ======      =======      =======     =======

Basic EPS:
  As reported.....................................................     $ 0.55      $  1.00      $  0.77     $  1.49
  Pro Forma.......................................................     $ 0.53      $  0.97      $  0.73     $  1.32
Diluted EPS:
  As reported.....................................................     $ 0.53      $  0.96      $  0.74     $  1.43
  Pro Forma.......................................................     $ 0.51      $  0.93      $  0.70     $  1.26

Common Stock

As of June 30, 2003 and December 31, 2002,  14,990,715 and 14,918,877  shares of
EMCOR common stock were outstanding, respectively.

NOTE E  Long-Term Debt

Long-term debt in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

                                        June 30,        December 31,
                                          2003              2002
                                        --------        ------------
Notes Payable at 10.0%, due 2003         $   --           $21,815
Capitalized lease obligations               586               351
Other                                       691             1,015
                                         ------           -------
                                          1,277            23,181
Less: current maturities                    588            22,276
                                         ------           -------
                                         $  689           $   905
                                         ======           =======

The Notes Payable of $21.8 million at December 31, 2002 were notes made by CSU to former owners of certain Acquired Comfort Companies, which notes were assumed by EMCOR in connection with the acquisition of the Acquired Comfort Companies. The Notes Payable accrued interest at 10.0% per annum, and they were paid in full in April 2003.

NOTE F   Segment Information

EMCOR has the following reportable segments which provide services associated with the design, integration, installation, startup, operation and maintenance of various systems: United States electrical construction and facilities services (systems for generation and distribution of electrical power; lighting systems; low voltage systems such as fire alarm, security, communications and process control systems; and voice and data systems), United States mechanical construction and facilities services (systems for heating, ventilation, air conditioning, refrigeration and clean room process ventilation systems; and plumbing, process and high-purity piping systems), United States facilities services, Canada construction and facilities services, United Kingdom construction and facilities services, and Other international construction and facilities services. The segment "United States facilities services" principally consists of those operations which primarily provide a portfolio of services needed to support the operation and maintenance of customers' facilities (mobile operation and maintenance services, site-based operation and maintenance services, call center services, facility planning and consulting and energy management programs) which services are not related to customer' construction programs. The Canada, United Kingdom and Other international segments perform electrical construction, mechanical construction and facilities services. "Other international construction and facilities services" represents EMCOR's operations outside of the United States, Canada, and the United Kingdom (primarily in South Africa and the Middle East during the periods presented).



The following tables present information about industry segments and geographic areas. The tables also present pro forma revenues and operating income as if the 2002 acquisitions had occurred at the beginning of fiscal 2002. Certain reclassifications of prior year amounts have been made to conform to current year segment presentation. The unaudited pro forma revenues and operating income are not necessarily indicative of future operating results (in thousands):

                                                                       For the three months ended June 30,
                                                                           As Reported           Pro Forma
                                                                      ---------------------     ----------
                                                                         2003        2002          2002
                                                                      ----------   --------     ----------
Revenues from unrelated entities:
  United States electrical construction and facilities services       $  322,035   $289,275     $  289,465
  United States mechanical construction and facilities services          426,088    437,873        450,269
  United States facilities services                                      164,777     52,813        148,854
                                                                      ----------   --------     ----------
  Total United States operations                                         912,900    779,961        888,588
  Canada construction and facilities services                             91,264     84,132         84,132
  United Kingdom construction and facilities services                    140,214    122,306        122,306
  Other international construction and facilities services                    --         --             --
                                                                      ----------   --------     ----------
  Total worldwide operations                                          $1,144,378   $986,399     $1,095,026
                                                                      ==========   ========     ==========


Total  revenues:
  United States electrical construction and facilities services       $  328,176   $291,448     $  291,638
  United States mechanical construction and facilities services          428,236    441,162        453,558
  United States facilities services                                      165,174     53,209        149,250
  Less intersegment revenues                                              (8,686)    (5,858)        (5,858)
                                                                      ----------   --------     ----------
  Total United States operations                                         912,900    779,961        888,588
  Canada construction and facilities services                             91,264     84,132         84,132
  United Kingdom construction and facilities services                    140,214    122,306        122,306
  Other international construction and facilities services                    --         --             --
                                                                      ----------   --------     ----------
  Total worldwide operations                                          $1,144 378   $986,399     $1,095,026
                                                                      ==========   ========     ==========


                                                                       For the six months ended June 30,
                                                                            As Reported          Pro Forma
                                                                      -----------------------   ----------
                                                                         2003         2002         2002
                                                                      ----------   ----------   ----------
Revenues from unrelated entities:
  United States electrical construction and facilities services       $  575,909   $  577,013   $  579,055
  United States mechanical construction and facilities services          842,591      745,043      863,360
  United States facilities services                                      333,189      104,617      288,314
                                                                      ----------   ----------   ----------
  Total United States operations                                       1,751,689    1,426,673    1,730,729
  Canada construction and facilities services                            184,326      138,651      138,651
  United Kingdom construction and facilities services                    269,393      231,374      231,374
  Other international construction and facilities services                    --           --           --
                                                                      ----------   ----------   ----------
  Total worldwide operations                                          $2,205,408   $1,796,698   $2,100,754
                                                                      ==========   ==========   ==========


Total  revenues:
  United States electrical construction and facilities services       $  592,075   $  581,747   $  583,789
  United States mechanical construction and facilities services          845,197      751,155      869,472
  United States facilities services                                      334,266      105,475      289,172
  Less intersegment revenues                                             (19,849)     (11,704)     (11,704)
                                                                      ----------   ----------   ----------
  Total United States operations                                       1,751,689    1,426,673    1,730,729
  Canada construction and facilities services                            184,326      138,651      138,651
  United Kingdom construction and facilities services                    269,393      231,374      231,374
  Other international construction and facilities services                    --           --           --
                                                                      ----------   ----------   ----------
  Total worldwide operations                                          $2,205,408   $1,796,698   $2,100,754
                                                                      ==========   ==========   ==========



                                                                       For the three months ended June 30,
                                                                            As Reported         Pro Forma
                                                                      -----------------------   ----------
                                                                         2003         2002         2002
                                                                      ----------   ----------   ----------
Operating income (loss):
  United States electrical construction and facilities services       $   16,156   $   14,507   $   14,530
  United States mechanical construction and facilities services            6,243       19,170       19,588
  United States facilities services                                        4,566          301        6,852
                                                                      ----------   ----------   ----------
  Total United States operations                                          26,965       33,978       40,970
  Canada construction and facilities services                              1,145          693          693
  United Kingdom construction and facilities services                     (2,862)         689          689
  Other international construction and facilities services                  (272)         206          206
  Corporate administration                                                (8,339)      (8,642)      (8,642)
                                                                      ----------   ----------   ----------
  Total worldwide operations                                              16,637       26,924       33,916

Other corporate items:
  Interest expense                                                        (2,031)        (823)      (2,520)
  Interest income                                                            189          378          381
                                                                      ----------   ----------   ----------
  Income before income taxes                                          $   14,795   $   26,479   $   31,777
                                                                      ==========   ==========   ==========



                                                                        For the six months ended June 30,
                                                                            As Reported         Pro Forma
                                                                      -----------------------   ----------
                                                                         2003         2002         2002
                                                                      ----------   ----------   ----------
Operating income (loss):
  United States electrical construction and facilities services       $   29,110   $   30,870   $   31,172
  United States mechanical construction and facilities services           10,586       25,929       27,470
                                                                      ----------   ----------   ----------
  Total United States operations                                          46,436       56,250       68,744
  Canada construction and facilities services                              1,766          235          235
  United Kingdom construction and facilities services                     (7,337)        (309)        (309)
  Other international construction and facilities services                  (115)         (95)         (95)
  Corporate administration                                               (16,519)     (16,626)     (16,626)
                                                                      ----------   ----------   ----------
  Total worldwide operations                                              24,231       39,455       51,949

Other corporate items:
  Interest expense                                                        (4,028)      (1,340)      (4,573)
  Interest income                                                            384        1,312        1,317
                                                                      ----------   ----------   ----------
  Income before income taxes                                          $   20,587   $   39,427   $   48,693
                                                                      ==========   ==========   ==========




                                                                       June 30,     Dec. 31,
                                                                         2003         2002
                                                                      ----------   ----------

Total assets:
  United States electrical construction and facilities services       $  346,537   $  308,752
  United States mechanical construction and facilities services          793,896      810,498
  United States facilities services                                      286,856      292,218
                                                                      ----------   ----------
  Total United States operations                                       1,427,289    1,411,468
  Canada construction and facilities services                             96,470       77,727
  United Kingdom construction and facilities services                    183,129      191,563
  Other international construction and facilities services                 4,201        5,071
  Corporate administration                                                63,398       72,662
                                                                      ----------   ----------
  Total worldwide operations                                          $1,774,487   $1,758,491
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



                                        Adjustments to Arrive at Pro Forma Results of Operations
                                        --------------------------------------------------------

                                                  For the three months ended
                                                        June 30, 2002
                                  ---------------------------------------------------------
                                     EMCOR                        Other
                                  as Reported     CES (1)     Acquisitions(1)  Pro Forma
                                  ---------------------------------------------------------
Revenues                           $986,399      $102,265       $6,362        $1,095,026
Operating income                   $ 26,924      $  6,778       $  214        $   33,916
Interest income (expense), net     $   (445)     $ (1,697)      $    3        $   (2,139)
Income before income taxes         $ 26,479      $  5,081       $  217        $   31,777
Net income                         $ 14,828      $  2,845       $  122        $   17,795
Basic earnings per share           $   1.00      $   0.19       $ 0.01        $     1.20
Diluted earnings per share         $   0.96      $   0.18       $ 0.01        $     1.15

                                                             For the six months ended
                                                                 June 30, 2002
                                  ---------------------------------------------------------------------
                                                  Acquired
                                      EMCOR        Comfort                     Other
                                   as Reported   Companies(2)    CES(3)    Acquisitions(3)  Pro Forma
                                   --------------------------------------------------------------------
Revenues                           $1,796,698    $94,084        $196,572      $  13,400     $2,100,754
Operating income                   $   39,455    $   (40)       $ 11,161      $   1,373     $   51,949
Interest income (expense), net     $      (28)   $   162        $ (3,395)     $       5     $   (3,256)
Income before income taxes         $   39,427    $   122        $  7,766      $   1,378     $   48,693
Net income                         $   22,079    $    68        $  4,349      $     772     $   27,268
Basic earnings per share           $     1.49    $  0.01        $   0.29      $    0.05     $     1.84
Diluted earnings per share         $     1.43    $  0.00        $   0.28      $    0.05     $     1.76


The pro forma results of operations, for segment information, is included in Note F Segment Information.

(1) Adjustments to arrive at pro forma results of operations for the three months ended June 30, 2002 represent results of operations from April 1, 2002 through June 30, 2002.
(2) Adjustments to arrive at pro forma results of operations for the six months ended June 30, 2002 represent results of operations from January 1, 2002 through the acquisition date of March 1, 2002.
(3) Adjustments to arrive at pro forma results of operations for the six months ended June 30, 2002 represent results of operations from January 1, 2002 through June 30, 2002.

NOTE H  Legal Proceedings

See Part II - Other Information, Item 1 - Legal Proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Highlights

EMCOR Group, Inc.'s ("EMCOR") revenues for the three months ended June 30, 2003 and 2002 were $1,144.4 million and $986.4 million, respectively. Net income for the three months ended June 30, 2003 was $8.3 million compared to net income of $14.8 million for the three months ended June 30, 2002. Diluted Earnings Per
Share ("Diluted EPS") was $0.53 per share for the three months ended June 30, 2003 compared to Diluted EPS of $0.96 per share for the three months ended June 30, 2002.

Revenues for the six months ended June 30, 2003 and 2002 were $2,205.4 million and $1,796.7 million, respectively. Net income for the six months ended June 30, 2003 and 2002 was $11.5 million and $22.1 million, respectively. Diluted EPS was $0.74 per share for the six months ended June 30, 2003 compared to $1.43 per share for the same period in the prior year.

On March 1, 2002, EMCOR acquired from Comfort Systems USA, Inc. ("CSU") a group of companies (the "Acquired Comfort Companies"). On December 19, 2002, EMCOR acquired all the capital stock of Consolidated Engineering Services, Inc. ("CES") from Archstone-Smith Operating Trust and others. EMCOR acquired two additional companies during 2002. These acquisitions were accounted for by the purchase method, and the purchase prices have been allocated to the assets acquired and liabilities assumed, based upon the estimated fair values of these assets and liabilities at their respective dates of acquisition. The purchase price for CES is subject to adjustment based on the difference between the net assets of CES on the closing date and an agreed upon preclosing date. The purchase price allocation is also subject to finalization.

Operating Segments

EMCOR has the following reportable segments which provide services associated with the design, integration, installation, startup, operation and maintenance of various systems: United States electrical construction and facilities services (systems for generation and distribution of electrical power; lighting systems; low voltage systems such as fire alarm, security, communications and process control systems; and voice and data systems), United States mechanical construction and facilities services (systems for heating, ventilation, air conditioning, refrigeration and clean room process ventilation systems; and plumbing, process and high-purity piping systems), United States facilities services, Canada construction and facilities services, United Kingdom construction and facilities services, and Other international construction and facilities services. The segment "United States facilities services" principally consists of those operations which primarily provide a portfolio of services needed to support the operation and maintenance of customers' facilities (mobile operation and maintenance services, site-based operation and maintenance services, call center services, facility planning and consulting and energy management programs) which services are not related to customers' construction programs. The Canada, United Kingdom and Other international segments perform electrical construction, mechanical construction and facilities services. "Other international construction and facilities services" represents EMCOR's operations outside of the United States, Canada, and the United Kingdom (primarily in South Africa and the Middle East during the periods presented).



Results of Operations

The results presented reflect certain reclassifications of prior period amounts to conform to current year presentation.

Revenues

The following table presents EMCOR's operating segment revenues and their respective percentage of total revenues (in thousands, except for percentages):

                                                                    For the three months ended June 30,
                                                                    -----------------------------------
                                                                                % of                 % of
                                                                     2003       Total      2002      Total
                                                                     ----       -----      ----      -----
Revenues:
  United States electrical construction and facilities services  $  322,035      28%   $  289,275     29%
  United States mechanical construction and facilities services     426,088      37%      437,873     44%
  United States facilities services                                 164,777      14%       52,813      5%
                                                                 ----------            ----------
  Total United States operations                                    912,900      80%      779,961     79%
  Canada construction and facilities services                        91,264       8%       84,132      9%
  United Kingdom construction and facilities services               140,214      12%      122,306     12%
  Other international construction and facilities services               --       --           --      --
                                                                 ----------            ----------
  Total worldwide operations                                     $1,144,378     100%   $  986,399    100%
                                                                 ==========            ==========

                                                                    For the six months ended June 30,
                                                                    ---------------------------------
                                                                                % of                  % of
                                                                      2003      Total      2002      Total
                                                                      ----      -----      ----      -----
Revenues:
  United States electrical construction and facilities services  $  575,909      26%   $  577,013     32%
  United States mechanical construction and facilities services     842,591      38%      745,043     41%
  United States facilities services                                 333,189      15%      104,617      6%
                                                                 ----------            ----------
  Total United States operations                                  1,751,689      79%    1,426,673     79%
  Canada construction and facilities services                       184,326       8%      138,651      8%
  United Kingdom construction and facilities services               269,393      12%      231,374     13%
  Other international construction and facilities services               --       --           --      --
                                                                 ----------            ----------
  Total worldwide operations                                     $2,205,408     100%   $1,796,698    100%
                                                                 ==========            ==========

EMCOR's revenues increased $158.0 million for the three months ended June 30, 2003 compared to the second quarter of 2002, of which $114.4 million was attributable to companies acquired in 2002 and the balance was attributable to EMCOR's other subsidiaries. Revenues increased $408.7 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002, of which $315.0 million was attributable to companies acquired in 2002 and the balance to EMCOR's other subsidiaries. Excluding the impact of 2002 acquisitions, the increase in revenues of $43.6 million for the three month period ended June 30, 2003 compared to the same period in the prior year was principally due to an increase in the number of longer-term public transportation infrastructure, power generation and healthcare construction projects and an increase in the number of site-based facilities services operation and maintenance contracts, partially offset by a reduction in new construction projects and discretionary spending, typically associated with projects of less than six months duration related to improvements, enhancements and repairs of facilities, in the commercial office and industrial markets. In addition to these factors, the revenues increase of $93.7 million for the six months ended June 30, 2003 compared to the same period in the prior year was partially offset by a decrease in private sector fast-track and development projects.

Revenues of United States electrical construction and facilities services business units for the three months ended June 30, 2003 were $322.0 million compared to $289.3 million for the three months ended June 30, 2002. Revenues of this segment for the six months ended June 30, 2003 were $575.9 million compared to $577.0 million in the same period a year earlier. The revenues for the three and six month periods ended June 30, 2003, when compared to the same periods in 2002, reflected an increase in revenues from transportation infrastructure programs, power generation and healthcare projects, offset by a reduction in new construction projects and discretionary spending in the commercial office and industrial markets attributable to the economic slow-down. The six month period ended June 30, 2003 also reflected the absence of fast-track projects.

Revenues of United States mechanical construction and facilities services business units for the three months ended June 30, 2003 were $426.1 million compared to $437.9 million for the three months ended June 30, 2002. Revenues of this segment for the six months ended June 30, 2003 were $842.6 million compared to $745.0 million in the same period in the prior year. The decrease in revenues for the three months ended June 30, 2003 compared to the same period in the prior year was due to a reduction in discretionary spending in the commercial office and industrial markets due to the economic slow-down, as well as a reduction in demand for services as a result of cooler than normal weather conditions in the United States. The increase in revenues of $97.5 million for the six month period was primarily attributable to revenues from companies acquired in 2002.

United States facilities services revenues for the three months ended June 30, 2003 were $164.8 million compared to $52.8 million for the same three months in 2002. Revenues for the six months ended June 30, 2003 were $333.2 million compared to $104.6 million in the same period in 2002. The revenues increases of $112.0 million and $228.6 million for the three and six month periods, respectively, were primarily attributable to revenues of $103.5 million and $212.3 million, respectively, from companies acquired in 2002 and the balance to increases in site-based facilities operation and maintenance services performed by EMCOR's other subsidiaries, partially offset by a reduction in demand for mobile services related to cooler than normal weather conditions in the United States and in discretionary spending due to the economic slow-down.

Revenues of Canada construction and facilities services for the three months ended June 30, 2003 were $91.3 million compared to $84.1 million for the three months ended June 30, 2002. Revenues for the six months ended June 30, 2003 were $184.3 million compared to $138.7 million in the same period in the prior year. The increase in revenues for both the three and six month periods was primarily attributable to continuing work on longer-term power generation construction projects.

Revenues of United Kingdom construction and facilities services business units for the three months ended June 30, 2003 were $140.2 million compared to $122.3 million for the three months ended June 30, 2002. Revenues for the six months ended June 30, 2003 were $269.4 million compared to $231.4 million in the same period in the prior year. The increase in revenues for both the three and six month periods was principally attributable to the start-up of recently awarded contracts in the facilities services and transportation infrastructure construction markets.

Other international construction and facilities services activities consist of EMCOR's operations primarily in the Middle East and South Africa. All of the current projects in these markets are being performed by joint ventures in which EMCOR has less than majority ownership. Accordingly, the results of these joint venture operations are accounted for under the equity method of accounting, and revenues attributable to such joint ventures are not reflected as revenues in the consolidated financial statements. EMCOR continues to selectively pursue new business in these markets and Continental Europe; however, the availability of opportunities has been significantly reduced as a result of local economic factors.

Cost of sales and Gross profit

The following table presents EMCOR's cost of sales, gross profit, and gross profit as a percentage of revenues (in thousands, except for percentages):

                                             For the three months ended June 30,
                                             -----------------------------------
                                                     2003              2002
                                                     ----              ----

Cost of sales                                     $1,021,103       $  866,183
Gross profit                                      $  123,275       $  120,216
Gross profit, as a percentage of revenues              10.8%            12.2%


                                             For the six months ended June 30,
                                             -----------------------------------
                                                     2003              2002
                                                     ----              ----

Cost of sales                                     $1,965,364       $1,587,096
Gross profit                                      $  240,044       $  209,602
Gross profit, as a percentage of revenues              10.9%            11.7%

Gross profit (revenues less cost of sales) increased $3.1 million for the three months ended June 30, 2003 to $123.3 million compared to $120.2 million gross profit for the three months ended June 30, 2002. As a percentage of revenues, gross profit decreased to 10.8% from 12.2% for the three months ended June 30, 2003 and 2002, respectively. Gross profit for the six months ended June 30, 2003 of $240.0 million was $30.4 million higher than the $209.6 gross profit in the same period last year. As a percentage of revenues, gross profit decreased to 10.9% from 11.7% for the six months ended June 30, 2003 and 2002, respectively. The increase in gross profit in both the three and six month 2003 periods, was primarily due to gross profit of $22.4 million and $54.2 million, respectively, from companies acquired in 2002. This increase was partially offset by a decrease in gross profit for the three and six months ended June 30, 2003 compared to the same periods in the prior year primarily attributable to losses from construction activity in the United Kingdom and a reduction in gross profit from certain mechanical construction operations. The decrease in gross profit as a percentage of revenues was attributable to a change in the mix of work performed with a higher percentage of longer-term (over one year duration) new construction projects in the institutional, healthcare and transportation sectors and a lower percentage of work in the commercial sector, particularly fast-track (less than six months) office construction and renovation work. New construction projects are typically characterized by lower gross profits than fast-track commercial work. In addition, gross profit declines were also attributable to a decrease in discretionary spending and competitive pressures due to the economic slow-down. These decreases were partially offset by an increase in facilities services work which is generally performed at gross margins higher than construction work. The revenue for such work increased over the prior year due to 2002 acquisitions.

Selling, general and administrative expenses

The following table presents EMCOR's selling, general and administrative expenses, and selling, general and administrative expenses as a percentage of revenues (in thousands, except for percentages):

                                             For the three months ended June 30,
                                             -----------------------------------
                                                     2003         2002
                                                     ----         ----

Selling, general and administrative expenses      $106,638     $ 93,292
Selling, general and administrative expenses,
 as a percentage of revenues                          9.3%         9.5%


                                              For the six months ended June 30,
                                              ---------------------------------
                                                     2003         2002
                                                     ----         ----
Selling, general and administrative expenses      $215,813     $170,147
Selling, general and administrative expenses,
 as a percentage of revenues                          9.8%         9.5%

Selling, general and administrative expenses for the three months ended June 30, 2003 increased $13.3 million to $106.6 million compared to $93.3 million for the three months ended June 30, 2002. Selling, general and administrative expenses as a percentage of revenues were 9.3% for the three months ended June 30, 2003, compared to 9.5% for the three months ended June 30, 2002. Selling, general and administrative expenses for the six months ended June 30, 2003 were $215.8 million, an increase of $45.7 million compared to $170.1 million for the six months ended June 30, 2002. Selling, general and administrative expenses as a percentage of revenues were 9.8% for the six months ended June 30, 2003, compared to 9.5% for the six months ended June 30, 2002. Included in selling, general and administrative expenses was amortization expense of identifiable intangible assets associated with acquisitions of $0.9 million and $1.8 million for the three and six month periods ended June 30, 2003, respectively. Excluding 2002 acquisitions, selling, general and administrative expenses (including costs of acquisitions integration) were approximately $89.2 million (8.6% of revenues) and $166.8 million (8.8% of revenues) for the three and six month periods ended June 30, 2003, respectively, compared to $93.3 million (9.5% of revenues) and $170.1 million (9.5% of revenues) for the same three and six month periods ended June 30, 2002. The decrease in selling, general and administrative expenses, excluding the 2002 acquired companies, was attributable to a managed reduction of both variable and fixed expenses across EMCOR as a result of changes in its business activities.

Operating income

The following table presents EMCOR's operating income and operating income as a percentage of segment revenues (in thousands, except for percentages):

                                                                            For the three months ended June 30,
                                                                            -----------------------------------
                                                                                  % of                       % of
                                                                                 Segment                    Segment
                                                                     2003        Revenues       2002        Revenues
                                                                     ----        --------       ----        --------
Operating income (loss):
  United States electrical construction and facilities services    $16,156         5.0%       $14,507         5.0%
  United States mechanical construction and facilities services      6,243         1.5%        19,170         4.4%
  United States facilities services                                  4,566         2.8%           301         0.6%
                                                                   -------                    -------
  Total United States operations                                    26,965         3.0%        33,978         4.4%
  Canada construction and facilities services                        1,145         1.3%           693         0.8%
  United Kingdom construction and facilities services               (2,862)                       689         0.6%
  Corporate administration                                          (8,339)                    (8,642)
                                                                   -------                    -------
  Total worldwide operations                                        16,637         1.5%        26,924         2.7%


  Other corporate items:
   Interest expense                                                 (2,031)                      (823)
   Interest income                                                     189                        378
                                                                   -------                    -------
  Income before income taxes                                       $14,795                    $26,479
                                                                   =======                    =======

                                                                            For the six months ended June 30,
                                                                            ---------------------------------
                                                                                  % of                       % of
                                                                                 Segment                    Segment
                                                                     2003        Revenues       2002        Revenues
                                                                     ----        --------       ----        --------
 Operating income (loss):
  United States electrical construction and facilities services    $29,110         5.1%       $30,870         5.4%
  United States mechanical construction and facilities services     10,586         1.3%        25,929         3.5%
  United States facilities services                                  6,740         2.0%          (549)
                                                                   -------                    -------
  Total United States operations                                    46,436         2.7%        56,250         3.9%
  Canada construction and facilities services                        1,766         1.0%           235         0.2%
  United Kingdom construction and facilities services               (7,337)                      (309)
  Other international construction and facilities services            (115)                       (95)
  Corporate administration.                                        (16,519)                   (16,626)
                                                                   -------                    -------
  Total worldwide operations                                        24,231         1.1%        39,455         2.2%

  Other corporate items:
   Interest expense                                                 (4,028)                    (1,340)
   Interest income                                                     384                      1,312
                                                                   -------                    -------
  Income before income taxes                                       $20,587                    $39,427
                                                                   =======                    =======


EMCOR had operating income of $16.6 million for the three months ended June 30, 2003 compared with operating income of $26.9 million for the three months ended June 30, 2002. Operating income was $24.2 million and $39.5 million for the six months ended June 30, 2003 and 2002, respectively. The decrease of $10.3 million and $15.2 million in operating income for the three and six month periods ended June 30, 2003 as compared to the same periods in 2002 was due primarily to operating losses in the United Kingdom, as well as a reduction in operating income from certain United States mechanical construction operations, due to a reduction in discretionary spending related to the economic slow-down, a change in the type of work performed to longer-term construction projects that generally has produced lower gross profits than fast-track commercial work and a reduction in demand for services as a result of cooler than normal weather conditions in the United States. These conditions were partially offset by operating income attributable to 2002 acquisitions, an increase in transportation infrastructure, healthcare and institutional projects, and an increase in certain other longer-term projects in both the United States and Canada, as well as operating income from the United States facilities services markets.

United States electrical construction and facilities services operating income for the three months ended June 30, 2003 was $16.2 million or 5.0% of revenues, compared to $14.5 million or 5.0% of revenues for the three months ended June 30, 2002. Operating income for the six months ended June 30, 2003 was $29.1 million, or 5.1% of revenues, compared to $30.9 million, or 5.4% of revenues, for the six months ended June 30, 2002. The operating income increase of $1.7 million for the three months ended June 30, 2003 compared to the prior year was primarily attributable to certain transportation infrastructure projects and to close-outs and continuing work on power generation projects. The operating income decrease of $1.8 million for the six month period ended June 30, 2003 compared to the same period in the prior year was attributable to a reduction in discretionary spending in the commercial office and industrial markets due to the economic slow-down, partially offset by positive operating income contributed by the transportation infrastructure and power generation projects.

United States mechanical construction and facilities services operating income for the three months ended June 30, 2003 was $6.2 million or 1.5% of revenues, compared to $19.2 million or 4.4% of revenues for the three months ended June 30, 2002. Operating income for the six months ended June 30, 2003 was $10.6 million, or 1.3% of revenues, compared to $25.9 million, or 3.5% of revenues, for the six months ended June 30, 2002. The decrease in operating income for both the three and six month periods ended June 30, 2003 compared to the comparable prior year periods was primarily attributable to certain construction operations which experienced reductions in operating income due to a reduction in discretionary spending related to the economic slow-down, a change in the type of work performed to longer-term construction projects that generally has produced lower gross profits than fast-track commercial work and a reduction in the demand for services as a result of cooler than normal weather conditions in the United States.

United States facilities services operating income was $4.6 million for the three months ended June 30, 2003 compared to operating income of $0.3 million for the three months ended June 30, 2002. For the six months ended June 30, 2003 and 2002, operating income was $6.7 million and operating losses were $0.5 million, respectively. The increase in operating income for the 2003 three and six month periods compared to the first and second quarter of 2002 was attributable to operating income of $4.1 million and $6.1 million, respectively, earned by companies acquired in 2002 and to operating income from site-based facilities management contracts in this segment, partially offset by a decrease in mobile maintenance services related to the cooler than normal weather conditions in the United States and a decrease in discretionary spending related to the economic slow-down, as well as certain costs related to the integration of CES.

Canada construction and facilities services operating income was $1.1 million for the three months ended June 30, 2003, compared to $0.7 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, operating income was $1.8 million compared to operating income of $0.2 million for the same period in the prior year. The increase in operating income for both the three and six month periods was primarily due to operating income earned on continuing longer-term power generation construction projects.

United Kingdom construction and facilities services operating losses for the three months ended June 30, 2003 were $2.9 million compared to operating income of $0.7 million for the same period in the prior year. For the six months ended June 30, 2003, operating losses were $7.3 million compared to an operating loss of $0.3 million for the same period in the prior year. The increase in operating loss for the three and six months ended June 30, 2003 compared to the same periods in 2002 was attributable to unfavorable performance, settlements and close-outs on certain projects which offset operating income earned on certain projects in the construction and facilities services markets.


Other international construction and facilities services operating losses were $0.3 million for the three months ended June 30, 2003 compared to operating income of $0.2 million for three months ended June 30, 2002. For the six months ended June 30, 2003 and 2002, operating losses were $0.1 million for both periods. EMCOR continues to selectively pursue new business in the Middle East and South Africa as well as Continental Europe; however, the availability of opportunities has been significantly reduced as a result of local economic factors.

General corporate expense for the three months ended June 30, 2003 was $8.3 million compared to $8.6 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, general corporate expense was $16.5 million compared to $16.6 million for the same period in the prior year. The decrease in general corporate expenses was primarily due to cost reductions attributable to reduced variable expenditures, offset by increased operations support activities related to the management and integration of more than 30 companies acquired during 2002.

Interest expense for the three months ended June 30, 2003 and 2002 was $2.0 million and $0.8 million, respectively. Interest expense for the six months ended June 30, 2003 and 2002 was $4.0 million and $1.3 million, respectively. The increase in interest expense for both the three and six month periods was primarily due to $156.0 million of borrowings under the working capital credit line for the acquisition of CES on December 19, 2002 and to increased working capital needs related to a shift to increased revenues from longer-term new construction projects which typically require working capital during their inception until initial billing milestones are achieved. Interest income decreased $0.2 million and $0.9 million for the three and six months ended June 30, 2003, respectively, compared to the same periods in 2002 due to lower cash on hand related to cash used to pay a portion of the CES acquisition price in December 2002 and cash used in operating activities.


The income tax provision decreased to $6.5 million for the three months ended June 30, 2003 compared to $11.7 million for the same period in 2002. For the six months ended June 30, 2003, the income tax provision was $9.1 million versus $17.3 million for the six months ended June 30, 2002. The decreases in this provision compared to the prior periods were primarily due to reduced income before taxes. The effective income tax rate was approximately 44% for both the three and six months ended June 30, 2003 and 2002.

EMCOR's contract backlog was $3.2 billion at June 30, 2003 and $2.9 billion at December 31, 2002. The $0.3 billion increase in backlog was primarily due to an increase in backlog for the United States and the United Kingdom.

EMCOR's contract backlog at June 30, 2003 was $3.2 billion compared to $2.8 billion at June 30, 2002. The increase was primarily attributable to backlog of $0.2 billion for CES subsidiaries acquired in 2002 and net growth in backlog of $0.2 billion from contracts awarded to other subsidiaries in the United States, the United Kingdom and Canada.

Liquidity and Capital Resources

The following table presents EMCOR's net cash provided by (used in) operating activities, investing activities and financing activities (in thousands):

                                                        For the six months ended
                                                               June 30,
                                                        ------------------------
                                                           2003           2002
                                                           ----           ----
Net cash (used in) provided by operating activities     $(53,147)     $  68,086
Net cash used in investing activities                   $(16,319)     $(167,848)
Net cash provided by (used in) financing activities     $ 34,115      $    (288)


EMCOR's consolidated cash balance decreased by approximately $35.4 million from $93.1 million at December 31, 2002 to $57.8 million at June 30, 2003. Net cash used in operating activities of $53.1 million for the six months ended June 30, 2003 was a $121.2 million decrease from the net cash provided by operating activities of $68.1 million in the same period last year. The increase in net cash used in operating activities was primarily attributable to a net increase in working capital requirements related to a decrease in accounts payable and contracts in progress, partially offset by a decrease in accounts receivable. Net cash used in investing activities of $16.3 million decreased by $151.5 million compared to $167.8 million in the same period last year. The decrease in cash used in investing activities was due primarily to payments of $164.6 million for the acquisition of the Acquired Comfort Companies in the first half of 2002 and a decrease in EMCOR's investments, notes and other long-term receivables in the first half of 2002 compared to an increase in this account in the first half of 2003. Net cash provided by financing activities of $34.1 million represented a $34.4 million increase from the net cash used in financing activities of $0.3 million for the six months ended June 30, 2002. The increase in net cash provided by financing activities was attributable to an increase in borrowings under working capital credit lines, partially offset by a reduction in net repayments of long-term debt and capital lease payments.

The following is a summary of EMCOR's material contractual obligations and other commercial commitments (in millions):



                                                      Payments Due by Period
                                                      ----------------------
                                                  Less
          Contractual                             than        1-3       4-5       After
          Obligations                 Total      1 year      years     years     5 years
--------------------------------      -----      ------      -----     -----     -------
Other long-term debt                 $  0.7      $  0.3      $  0.2    $ 0.2     $  --
Capital lease obligations               0.6         0.2         0.2      0.2        --
Operating leases                      147.6        40.3        59.1     28.7      19.5
Open purchase obligations (1)         550.1       385.4       156.2      8.5        --
Other long-term obligations (2)        93.3          --        93.3       --        --
                                     ------      ------      ------    -----     -----
Total Contractual Obligations        $792.3      $426.2      $309.0    $37.6     $19.5
                                     ======      ======      ======    =====     =====

                                           Amount of Commitment Expiration by Period
                                           -----------------------------------------
                                       Total      Less
      Other Commercial                Amounts     than        1-3       4-5       After
        Commitments                  Committed   1 year      years     years     5 years
-----------------------------        ---------   ------      -----     -----     -------
Revolving credit facility (3)        $166.8      $   --      $   --    $166.8    $  --
Letters of credit                      50.3        13.2         0.6       1.3     35.2
Guarantees                             25.0          --          --        --     25.0
                                     ------      ------      ------    ------    -----
Total Commercial Commitments         $242.1      $ 13.2      $  0.6    $168.1    $60.2
                                     ======      ======      ======    ======    =====

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

As of June 30, 2003, EMCOR's total borrowing capacity under its revolving credit facility was $296.0 million. EMCOR had approximately $50.3 million of letters of credit outstanding under the revolving credit facility as of that date. The amount of borrowings outstanding under the revolving credit facility as of June 30, 2003 and December 31, 2002 were $166.8 million and $112.0 million, respectively. Effective July 9, 2003, EMCOR increased its total borrowing capacity under its revolving credit facility to $350.0 million.

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

There are $0.6 million in current maturities of EMCOR's long-term debt and capital lease obligations as of June 30, 2003.

EMCOR is contingently liable to sureties in respect of performance and payment bonds issued by sureties, usually at the request of customers in connection with construction projects which secure EMCOR payment and performance obligations under contracts for such projects. In addition, at the request of labor unions representing certain EMCOR employees, bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. As of June 30, 2003 and December 31, 2002, sureties had issued bonds for the account of EMCOR in the aggregate amount of approximately $2.1 billion. To the extent such bonds were for the benefit of customers (as distinct from labor unions), they related to approximately 1,100 construction projects. The bonds are issued by EMCOR's sureties in return for a premium which can vary depending on the size and type of the bonds. The largest individual bond is approximately $170.0 million. EMCOR has agreed to indemnify the sureties for any payments made by them in respect of bonds issued on EMCOR's behalf.

EMCOR does not have any other material financial guarantees or off-balance sheet arrangements other than those disclosed herein.

The primary source of liquidity for EMCOR has been, and is expected to continue to be, cash generated by operating activities. EMCOR also maintains a revolving credit facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient, or to enable EMCOR to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. EMCOR may also increase liquidity through an equity offering or other debt instruments. Short-term changes in macroeconomic trends may have an affect, positively or negatively, on liquidity. In order to manage through these uncertainties, EMCOR currently has the capacity to borrow funds, if necessary, to meet short-term requirements. In addition to managing borrowings, EMCOR's focus on the facilities services market is intended to provide an additional buffer against economic downturns as the facilities services market is characterized by annual and multi-year contracts that provide a more predictable stream of cash flows than the construction market. The acquisition of CES in December 2002, which is primarily focused on the facilities services market, is part of EMCOR's plan to grow its facilities services business. Short-term liquidity is also impacted by the type and length of construction contracts in place. During economic downturns, such as the 2001 through 2003 period, construction contracts trend away from short-cycle contracts toward larger longer-term infrastructure and public sector contracts. Performance of longer duration contracts typically require working capital during their inception until initial billing milestones are achieved. While EMCOR strives to maintain a net over-billed position with its customers, there can be no assurance that a net over-billed position can be maintained. EMCOR's net over-billings, defined as the balance sheet accounts billings in excess of costs and estimated earnings on uncompleted contracts less cost and estimated earnings in excess of billings on uncompleted contracts, was $121.4 million and $127.3 million as of June 30, 2003 and December 31, 2002, respectively.

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

Certain Insurance Matters

As of June 30, 2003 and December 31, 2002, EMCOR utilized approximately $31.2 million and $24.5 million, respectively, of letters of credit issued pursuant to its revolving credit facility as collateral for its insurance obligations.

Application of Critical Accounting Policies

The condensed consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. EMCOR's significant accounting policies are described in Note B - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of its annual report on Form 10-K for the year ended December 31, 2002. There was no initial adoption of any accounting policies during the three and six months ended June 30, 2003 other than those listed under "New Accounting Pronouncements" below. EMCOR believes that some of the more critical judgment areas in the application of accounting policies that affect its financial condition and results of operations are estimates and judgments pertaining to (a) revenue recognition from (i) long term construction contracts for which the percentage of completion method of accounting is used and (ii) services contracts, (b) collectibility or valuation of accounts receivable, (c) insurance liabilities, (d) income taxes and (e) intangible assets.

Revenue Recognition for Long-term Construction Contracts and Services Contracts

EMCOR believes its most critical accounting policy is revenue recognition from long-term construction contracts for which EMCOR uses the percentage-of-completion method of accounting. Percentage-of-completion accounting is the prescribed method of accounting for long-term contracts in accordance with accounting principles generally accepted in the United States, Statement of Position No. 81-1, "Accounting for Performance of Construction - Type and Certain Production - Type Contracts" and, accordingly, the method used for revenue recognition within EMCOR's industry. Percentage-of-completion for each contract is measured principally by the ratio of costs incurred to date for each contract to the estimated total costs for such contract at completion. Certain of EMCOR's electrical contracting business units measure percentage-of-completion by the percentage of labor costs incurred to date for each contract to the estimated total labor costs for such contract. Provisions for the entirety of estimated losses on uncompleted contracts are made in the period in which such losses are determined. Application of percentage-of-completion accounting results in the recognition of costs and estimated earnings in excess of billings on uncompleted contracts in EMCOR's consolidated balance sheets. Costs and estimated earnings in excess of billings on uncompleted contracts reflected in the consolidated balance sheets arise when revenues have been recognized but the amounts cannot be billed under the terms of contracts. Such amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. Costs and estimated earnings in excess of billings on uncompleted contracts also include amounts EMCOR seeks or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price, or other customer-related causes of unanticipated additional contract costs. Such amounts are recorded at estimated net realizable value and take into account factors that may affect the ability to bill and collect amounts billed. Due to uncertainties inherent within estimates employed to apply percentage-of-completion accounting, estimates may be revised as project work progresses. Application of percentage-of-completion accounting requires that the impact of those revised estimates be reported in the consolidated financial statements prospectively.

In addition to revenue recognition for long-term construction contracts, EMCOR recognizes revenues from services contracts as these services are performed in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). There are two basic types of services: (1) those provided pursuant to fixed price services contracts which are signed in advance for operation and maintenance services work over periods typically ranging from one to three years (for which EMCOR employees may be assigned to the customer's site full time) and (2) services for similar operation and maintenance services work performed on an as needed basis. Fixed price services contracts are generally performed evenly over the contract period, and accordingly, revenue is recognized on a pro-rata basis over the term of the contract. Revenues derived from other services are recognized when the services are rendered in accordance with SAB 101. Expenses related to all service contracts are recognized as services are provided.

Accounts Receivable

EMCOR is required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the realization of receivables, which assessment factors include the creditworthiness of the customer, EMCOR's prior collection history with the customer and related aging of the past due balances. At June 30, 2003 and December 31, 2002, accounts receivable of $986.3 million and $965.0 million, respectively, included allowances of $40.3 million and $40.6 million, respectively. Specific accounts receivable are evaluated when EMCOR believes a customer may not be able to meet its financial obligations due to a deterioration of its financial condition, credit ratings or bankruptcy. The allowance requirements are based on the best facts available and are re-evaluated and adjusted as additional information is received.

Insurance Liabilities

EMCOR has deductibles for certain workers' compensation, auto liability, general liability and property claims, has self-insured retentions for certain other casualty claims, and is self-insured for employee-related health care claims. Losses are recorded based upon estimates of the liability for claims incurred and an estimate of claims incurred but not reported. The liabilities are derived from known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate of these obligations. EMCOR believes its liabilities for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences and effectiveness of safety and risk management programs. Therefore, if actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and recorded in the period that the experience becomes known.

Income Taxes

EMCOR has net deferred tax assets primarily resulting from deductible temporary differences, which will reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. As of June 30, 2003 and December 31, 2002, the total valuation allowance on net deferred tax assets was approximately $2.1 million.

Intangible Assets

As of June 30, 2003, EMCOR had goodwill and net identifiable intangible assets of $293.9 million and $12.1 million, respectively, in connection with the acquisition of certain companies. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. Certain of these forecasts reflect assumptions regarding the ability to successfully integrate acquired companies. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires identifiable intangible assets other than goodwill to be amortized over their useful lives unless their lives are determined to be indefinite. Changes in strategy and/or market conditions may result in adjustments to identifiable intangible asset balances. As of June 30, 2003, no indicators of impairment of EMCOR's goodwill or identifiable intangible assets existed in accordance with the provisions of SFAS 142.

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (the "FASB") issued Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN 45" or the "Interpretation"). FIN 45 clarifies the requirements of FASB Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 may require, that upon issuance of a guarantee, the guarantor to recognize a liability for the fair value of the obligation it assumes under the guarantee. The disclosure provisions of the Interpretations are effective for financial statements of interim or annual periods that end after December 15, 2002. The Interpretation's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation. EMCOR has determined that the adoption of FIN 45 will only impact its disclosures and that its accounting for guarantees is not impacted as of June 30, 2003.

In January 2003, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 was effective for fiscal years beginning after December 15, 2002 and was adopted by EMCOR for all periods presented.
EMCOR did not change to the fair value based method of accounting for stock-based employee compensation, and accordingly, adoption of SFAS 148 impacts only disclosures, not the financial results, of EMCOR.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. EMCOR is currently evaluating the effect that adoption of FIN 46 will have on EMCOR's consolidated financial condition or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The new guidance amends SFAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133,
(b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. It is not expected that the provisions of SFAS 149 will have a material impact on EMCOR's consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. EMCOR does not have any financial instruments that meet the provisions of SFAS 150; therefore, adopting the provisions of SFAS 150 is not expected to have a material impact on EMCOR's consolidated financial position, results of operations or cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EMCOR has not used derivative financial instruments for any purpose during the three and six months ended June 30, 2003 and 2002, including trading or speculating on changes in interest rates or commodity prices of materials used in its business.

EMCOR is exposed to market risk for changes in interest rates for borrowings under its revolving credit facility. Borrowings under the credit facility bear interest at variable rates, and the fair value of this borrowing is not significantly affected by changes in market interest rates. As of June 30, 2003, there were $166.8 million of borrowings outstanding under the revolving credit facility, and these borrowings bear interest at (1) a rate which is the prime commercial lending rate announced by Harris Trust and Savings Bank from time to time (4.00% at June 30, 2003) plus 0% to 1.0% based on certain financial tests or (2) at a LIBOR rate (1.12% at June 30, 2003) plus 1.5% to 2.5% based on certain financial tests. Based on borrowings of $166.8 million, if interest rates were to increase by 1.0%, the net of tax interest expense would increase $1.0 million in the next twelve months. Conversely, if interest rates were to decrease by 1.0%, interest expense would decrease by $1.0 million in the next 12 months. The revolving credit facility expires in September 2007. There is no guarantee that EMCOR will be able to renew the facility at its expiration.


EMCOR is also exposed to market risk and its potential related impact on accounts receivable or costs and estimated earnings in excess of billings on uncompleted contracts. The amounts recorded may be at risk if customers' ability to pay these obligations is negatively impacted by economic conditions. EMCOR continually monitors the creditworthiness of its customers and maintains on-going discussions with customers regarding contract status with respect to change orders and billing terms. Therefore, EMCOR believes it takes appropriate action to manage market and other risks, but there is no assurance that it will be able to reasonably identify all risks with respect to collectibility of these assets. See also the previous discussion of Accounts Receivable under the heading, "Application of Critical Accounting Policies" in the Management's Discussion and Analysis of Results of Operations and Financial Condition.

Amounts invested in EMCOR's foreign operations are translated into U. S. dollars at the exchange rates in effect at the end of the period. The resulting translation adjustments are recorded as accumulated other comprehensive income
(loss),  a component of  stockholders'  equity,  in its  condensed  consolidated balance sheets. EMCOR believes the exposure to the effects that fluctuating foreign currencies may have on its consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective local currencies. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies.

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of EMCOR's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of
1934) as of the end of the period covered by this Form 10-Q as required by paragraph (b) of Rules 13a-15 or 15d-15 promulgated under the Securities Exchange Act of 1934, the Chairman of the Board and Chief Executive Officer of EMCOR, Frank T. MacInnis, and the Chief Financial Officer of EMCOR, Leicle E. Chesser, have concluded that EMCOR's disclosure controls and procedures are effective.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material developments during the quarter ended June 30, 2003 regarding legal proceedings previously reported.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The annual meeting of stockholders of EMCOR was held on June 12, 2003.

(b) The Board of Directors of EMCOR consists of seven individuals each of whom was nominated at the annual meeting for re-election as a director of EMCOR for the ensuing year. Each director was re-elected.

(c) Set forth below are the names of each director elected at the annual meeting, the number of shares voted for his re-election and the number of votes withheld from his re-election. There were no broker non-votes.

       Name                                Votes For             Votes Withheld
       ----                                ---------             --------------
       Stephen W. Bershad                 13,537,597                110,465
       David A. B. Brown                  13,537,722                110,340
       Larry J. Bump                      13,558,822                 89,240
       Albert Fried, Jr.                  13,496,524                151,538
       Richard F. Hamm, Jr.               13,537,597                110,465
       Frank T. MacInnis                  13,399,222                248,840
       Michael T. Yonker                  13,558,697                 89,385

In addition, at the annual meeting adoption by the Board of Directors of each of the plans set forth below was approved; set forth opposite each such plan is the number of shares voted in favor of such approval, the number of shares voted against such approval and the number of shares that abstained from voting thereon. There were no broker non-votes.

                                Number of Shares         Number of Shares        Number of Shares
      Plan                     Voted for Approval      Voted against Approval     that Abstained
      ----                     ------------------      ----------------------    ----------------
2003 Non Employee
Directors' Stock Option Plan       12,504,241              1,108,882                 34,939

2003 Management
Stock Incentive Plan               12,435,504              1,181,739                 30,819

Key Executive Incentive
Stock Bonus Plan                   12,894,158                720,858                 32,046


At the annual meeting, the stockholders also voted upon a proposal to ratify the appointment by the Audit Committee of the Board of Directors of Ernst & Young LLP, independent auditors, as EMCOR's independent auditors for 2003; 13,563,867 shares voted in favor of ratification, 79,023 shares voted against ratification and 5,172 votes abstained from voting thereon. There were no broker non-votes.

Item 6 - Exhibits and Reports on Form 8-K


(a)  Exhibits
                                               Incorporated by Reference to,
Exhibit No.     Description                    or Page Number
----------      -----------                    ------------------------------
  3(a-1)  Restated Certificate of              Exhibit 3(a-1) to Form 10
          Incorporation of EMCOR
          filed December 15, 1994

  3(a-2)  Amendment dated November 28,         Exhibit 3(a-2) to EMCOR's
          1995 to the Restated Certificate     Annual Report on Form 10-K for
          of Incorporation of EMCOR            the year ended December 31, 1995

  3(a-3)  Amendment dated February 12,         Exhibit 3(a-3) to EMCOR's
          1998 to the Restated Certificate     Annual Report on Form 10-K for
          of Incorporation                     the year ended December 31, 1997

  3(b)    Amended and Restated By-Laws         Exhibit 3(b) to EMCOR's
                                               Annual Report on Form 10-K for
                                               the year ended December 31, 1998

  4.1(a)  U.S. $275,000,000 Credit Agreement   Exhibit 4.1(a) to EMCOR's Report
          by and among EMCOR Group, Inc. and   on Form 8-K dated October 4, 2002
          certain of its Subsidiaries and
          Harris Trust and Savings Bank
          individually and as Agent("Harris")
          and the Lenders which are or become
          parties thereto dated as of September
          26, 2002 (the "Credit Agreement")

  4.1(b)  Amendment and Waiver letter dated    Exhibit 4.1(b) on EMCOR's
          December 10, 2002 to the             Annual Report on Form 10-K
          Credit Agreement                     for the year ended December 31,
                                               2002

  4.1 (c) First Amendment to Credit Agreement Page dated as of June 2003

  4.1 (d) Second Amendment to Credit Agreement Page dated as of July 2003


  4.1(e)  Commitment Amount Increase Request   Page
          dated June 26, 2003 among Harris,
          National City Bank and EMCOR

                                               Incorporated by Reference to,
Exhibit No.     Description                    or Page Number
-----------     -----------                    -----------------------------
  4.1(f)  Commitment Amount Increase Request   Page
          dated June 26, 2003 among
          Harris, WebsterBank and EMCOR

  4.1(g)  Commitment Amount Increase Request   Page
          dated June 26, 2003 among Harris,
          Union Bank of California, N.A. and
          EMCOR

  4.1(h)  Commitment Amount Increase Request   Page
          dated June 26, 2003 among Harris,
          Sovereign Bank and EMCOR

  4.1(i)  Commitment Amount Increase Request   Page
          dated July 9, 2003 among Harris,
          Bank Hapoalim B.M. and EMCOR

  4.1(j)  Commitment Amount Increase Request   Page
          dated July 9, 2003 among Harris,
          The Governor and Company Bank of
          Scotland and EMCOR

  4.1(k)  Commitment Amount Increase Request   Page
          dated July 9, 2003 among Harris,
          U.S. Bank, National Association
          and EMCOR

  10(a)   2003 Non Employee Directors' Stock   Exhibit A to EMCOR's Proxy
          Option Plan                          Statement for its Annual Meeting
                                               of Stockholders held June 12,
                                               2003 (the "2003 Proxy Statement")

  10(b)   2003 Management Stock Incentive Plan Exhibit B to the 2003 Proxy
                                               Statement

  10(c)   Key Executive Incentive Bonus Plan   Exhibit C to the 2003 Proxy
                                                               Statement

  11      Computation of Basic                 Note C of the Notes
          EPS and Diluted EPS                  to the Condensed Consolidated
          for the three and six months         Financial Statements.
          ended June 30, 2003
          and 2002

  99.1    Additional Exhibit -                 Page
          Certification Pursuant to Section
          302 of the Sarbanes-Oxley Act of
          2002 by the Chief Executive Officer

                                               Incorporated by Reference to,
Exhibit No.     Description                    or Page Number
-----------     -----------                    ---------------------------

  99.2    Additional Exhibit -                 Page
          Certification Pursuant to Section
          302 of the Sarbanes-Oxley Act of
          2002 by the Chief Financial Officer

  99.3    Additional Exhibit -                 Page
          Certification Pursuant to Section
          906 of the Sarbanes-Oxley Act of
          2002 by the Chief Executive Officer

  99.4    Additional Exhibit -                 Page
          Certification Pursuant to Section
          906 of the Sarbanes-Oxley Act of
          2002 by the Chief Financial Officer

(b) The following reports on Form 8-K were filed during the quarter ended June 30, 2003:

     (1) Current Report on Form 8-K, dated as of April 9, 2003 - Press release dated April 9, 2003 with respect to updated guidance for EMCOR's fiscal 2003 first quarter ended March 31, 2003.

     (2) Current Report on Form 8-K, dated as of April 24, 2003 - Press release dated April 24, 2003 with respect to the results of operations for EMCOR's fiscal 2003 first quarter ended March 31, 2003.

                                                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  July 24, 2003                              EMCOR GROUP, INC.
                                    -----------------------------------------
                                                   (Registrant)


                          By:               /s/FRANK T. MACINNIS
                                    -----------------------------------------
                                                 Frank T. MacInnis
                                             Chairman of the Board of
                                                  Directors and
                                             Chief Executive Officer


                                             /s/LEICLE E. CHESSER
                                    ----------------------------------------
                                                 Leicle E. Chesser
                                             Executive Vice President
                                            and Chief Financial Officer
                                           (Principal Financial Officer)


                                            /s/ MARK A. POMPA
                                    -----------------------------------------
                                                    Mark A. Pompa
                                                 Senior Vice President,
                                               Chief Accounting Officer
                                                     and Treasurer
                                            (Principal Accounting Officer)

                                                                  Exhibit 4.1(c)


                                EMCOR GROUP, INC.
                       FIRST AMENDMENT TO CREDIT AGREEMENT




To the Lenders Party to the Credit
  Agreement identified below

Ladies and Gentlemen:

     We refer to the Credit Agreement dated as of September 26, 2002 among EMCOR Group, Inc. a Delaware corporation, Comstock Canada Ltd., a Canadian corporation, and EMCOR Drake & Scull Group plc., a United Kingdom corporation (collectively the "Borrowers"), Harris Trust and Savings Bank as Agent for the Lenders and the financial institutions from time to time parties thereto as Lenders, all as amended and currently in effect between us (the "Credit Agreement"). Capitalized terms used herein without definition to have the meanings ascribed to them in the Credit Agreement.

     The Borrowers have requested that the Lenders amend the Credit Agreement in order to add a new credit facility to be made available in the form of Excess Revolving Loans, and make certain other amendments to the Credit Agreement, and the Lenders are willing to do so under the terms and conditions set forth in this Agreement (herein, the "Amendment").

SECTION 1.  ADDITION OF EXCESS COMMITMENT LENDERS.

     Upon the effectiveness of this Amendment, each of Bank of Montreal, Chicago Branch ("BMO"), LaSalle Bank National Association ("LaSalle") and Fleet National Bank ("Fleet"; BMO, LaSalle and Fleet are each referred to in their respective capacities as Excess Commitment Lenders herein individually as an "Excess Commitment Lender" and collectively as the "Excess Commitment Lenders") shall become an Excess Commitment Lender party to the Credit Agreement and be deemed a "Lender" signatory to the Credit Agreement and shall have all the rights, benefits duties and obligations of a "Lender" under the Credit Agreement except as otherwise specified herein. Except as otherwise specified in Section 1.10 of the Credit Agreement as amended hereby, all references in the Credit Agreement and the Loan Documents to the term "Lender" and "Lenders" shall be deemed to include and be a reference to the Excess Commitment Lenders. The amount of each Excess Commitment Lender's Excess Commitment is the amount set forth opposite such Excess Commitment Lender's name on Schedule I hereto. The address and the lending office that appears on BMO's signature page hereto shall be BMO's address and lending office for all purposes of the Credit Agreement.

     The Company hereby agrees to execute and deliver to each Excess Commitment Lender a Note in the principal amount equal to such Excess Commitment Lender's Excess Commitment.

SECTION 2.  AMENDMENTS.

     Subject  to the  satisfaction  of the  conditions  precedent  set  forth in
Section 3 below, the Credit Agreement shall be and hereby is amended and supplemented as follows:

2.1. The Credit Agreement is hereby amended by adding thereto a new Section 1.10 which reads as follows:

     1.10. Excess Commitment.

          (a) Generally. Subject to all of the terms and conditions hereof, each Excess Commitment Lender, by its acceptance hereof, severally agrees to make Revolving Loans to the Company in the amount of its Excess Commitment set forth opposite its name on
               Schedule 1.1 hereof (its "Excess Commitment" and cumulatively for all of the Excess Commitment Lenders, the "Excess Commitments") from time to time prior to the Excess Commitment Termination Date. Subject to the terms and conditions hereof, the Excess Commitments may be availed of by the Company in its discretion from time to time, be repaid and used again, during the period from and including June 2, 2003 to and including the Excess Commitment Termination Date. The Excess Commitment, subject to all of the terms and conditions hereof, may be utilized solely by the Company in the form of Revolving Loans all as more fully hereinafter set forth; provided, however, that the aggregate amount of the Revolving Loans outstanding at any one time to the Company from the Excess Commitment Lenders shall at no time exceed the Excess Commitments. The obligations of the Excess Commitment Lenders hereunder are several and not joint and no Excess Commitment Lender shall under any circumstances be obligated to extend credit in excess of its Excess Commitment. In addition, in no event shall any Lender other than the Excess Commitment Lenders have any obligation to extend credit under the Excess Commitments.

          (b) Excess Revolving Loans. Subject to all of the terms and conditions hereof, the Excess Commitments shall be availed of by the Company solely in the form of loans (individually an "Excess Revolving Loan" and collectively the "Excess Revolving Loans"). Each Borrowing of Excess Revolving Loans shall, except to the extent otherwise agreed by all Excess Commitment Lenders, be made ratably by the Excess Commitment Lenders in accordance with their respective Excess Commitments and not by any other Lender. Each Borrowing of Excess Commitment Loans shall be in the minimum amount specified in Section 1.5 hereof for Revolving Loans. All Excess Revolving Loans made by an Excess Commitment Lender to the Company shall be evidenced by a single Excess Revolving Credit Note of the Company (individually an "Excess Commitment Note" and collectively the "Excess Commitment Notes") payable to the order of such Excess Commitment Lender, each such Excess Revolving Credit Note to be in the form (with appropriate insertions) attached hereto as Exhibit A-3. Without regard to the face principal amount of any Excess Commitment Note, the actual principal amount at any time outstanding and owing by the Company on account of Excess Revolving Loans shall be the sum of all Excess Revolving Loans then or theretofore made thereon by such Excess Commitment Lender to the Company, less all payments actually received thereon.

          (c) Conditions Precedent to Excess Revolving Loans. The obligation of the Excess Commitment Lenders to make any Excess Revolving Loans (including the first Excess Revolving Loan) shall be subject to the conditions precedent that as of the time of each such Excess Revolving Loan:

               (i) Each of the conditions precedent set forth in Section 6.1 hereof shall be satisfied with respect to such Excess Revolving Loan;

               (ii) After  giving  effect to such  Excess  Revolving  Loan,  the aggregate principal amount of all Excess Revolving Loans shall not exceed the Excess Revolving Commitment then in effect; and

               (iii)The Revolving  Loan  Availability  immediately  prior to the making of such Excess Revolving Loan is less than or equal to $5,000,000.

     Any request made by or on behalf of the Company to the Agent for an Excess Revolving Loan shall be deemed to constitute a representation and warranty that the foregoing statements are true and correct.

          (d) Manner of Borrowing Excess Revolving Loans. The Company shall give the Agent notice (which shall be irrevocable and may be written or oral, but if oral, promptly confirmed in writing) by 10:00 a.m. (central time) on any Business Day of each request for a Borrowing of Excess Revolving Loans, in each case, specifying the amount of such Borrowing, the date such Borrowing is to be made, which shall not be less than three (3) Business Days hence in the case of a Borrowing of Eurodollar Loans, but which may be the same day in the case of a Borrowing of a Domestic Rate Loans, whether the Borrowing is to be of Domestic Rate Loans or Eurodollar Loans and, in all cases other than a Borrowing of Domestic Rate Loans, of the Interest Period selected therefor. The Agent shall promptly notify each Excess Commitment Lender of its receipt of such notice. Not later than 1:00 p.m. on the date specified for any Borrowing of Excess Revolving Loans, each Excess Commitment Lender shall make the proceeds of such Excess Revolving Loan comprising part of such Borrowing available in immediately available funds to the Agent in Chicago, Illinois. Borrowings under the Excess Commitments shall be made in U.S. Dollars only. As between the Agent and each Excess Commitment Lender, the provisions of Section 1.4(b) shall be deemed to apply to any Borrowing of Excess Revolving Loans.

          (e) Maturity Date. The Excess Commitments shall immediately and automatically terminate and each Excess Revolving Loan shall mature and become due and payable on the Excess Commitment Termination Date.

          (f) Credit Agreement Provisions. Except as otherwise set forth in this Section 1.10, the following provisions shall apply to the Excess Commitment, the Excess Commitment Lenders, the Excess Commitment Notes and the Excess Revolving Loans for the purposes of the Credit Agreement:

               (i) Except as otherwise specified herein, all references to the terms "Revolving Loan" and "Revolving Loans" shall be deemed to include Excess Revolving Loans;

               (ii) Except as otherwise  specified herein, all references to the terms "Note," "Notes," "Revolving Note" and "Revolving Notes" shall be deemed to include the Excess Commitment Notes;

               (iii)Except as otherwise  specified herein, all references to the terms "Commitment" and "Commitments" shall be deemed to include the Excess Commitments; and

               (iii)Except as  otherwise  specified  herein,  references  to the terms "Lender" and "Lenders" shall be deemed to include the Excess Commitment Lenders.

                    Notwithstanding  the foregoing,  no Excess Commitment Lender shall be required to make any Revolving Loan (other than an Excess Revolving Loan) or fund or purchase participations with respect to Letters of Credit or Swing Loans except and to the extent that such Excess Commitment Lender has provided a Commitment under the Credit Agreement other than its Excess Commitment. For all purposes of the making of Revolving Loans other than Excess Commitment Loans, the terms "Commitment" and "Commitments" shall exclude the Excess Commitments.

          (g) Reductions of Excess Commitment. From and after the date on which any Additional Lender becomes a party to this Agreement pursuant to Section 1.11 hereof, the Excess Commitments shall be reduced ratably as among the Excess Commitment Lenders in accordance with their respective Excess Commitments, dollar for dollar by an amount equal to such Additional Lender's Commitment. In the event that any such reduction of the Excess Commitments would reduce the Excess Commitments below the then outstanding principal amount of Excess Revolving Loans, the Company shall prepay the Excess Revolving Loans to the extent necessary to reduce the outstanding principal amount of Excess Revolving Loans to an amount equal to the then outstanding Excess Commitments as so reduced. On the date on which any such Additional Lender becomes party to the Credit Agreement, and in the event that at such time Excess Revolving Loans are outstanding, the Company shall be deemed to have irrevocably requested a Borrowing of Revolving Loans under the Credit Agreement from the Lenders (including such Additional Lender but excluding the Excess Commitment Lenders in their capacities as such) in an amount equal to the lesser of (i) the aggregate principal amount of Excess Revolving Loans then outstanding and (ii) such Additional Lender's Commitment, and each Lender (including such Additional Lender) hereby irrevocably agrees to fund to the Agent its ratable share of such Borrowing on such date, whether or not the conditions of Section 6.1 of the Agreement have been satisfied. The proceeds of each such Borrowing shall be used to reduce the outstanding principal amount of and accrued interest on Excess Revolving Loans until paid in full. The obligations of the Lenders hereunder shall be absolute and unconditional and shall not be affected or impaired by any Default or Event of Default which may be occurring under the Credit Agreement.

2.2. The Credit Agreement is hereby amended by adding thereto a new Section 1.11 which reads as follows:

     Section 1.11. Increase in Commitment. Provided no Default or Event of Default has occurred and is continuing, the Company may, on any Business Day on or prior to the Excess Commitment Termination Date, with the written consent of the Agent (which consent shall not be unreasonably withheld), increase the aggregate amount of the Commitments up to a maximum amount of $350,000,000 by delivering a Commitment Amount Increase Request in the form of Exhibit F hereto at least five (5) Business Days prior to the desired effective date of such increase (the "Commitment Amount Increase") identifying an additional Lender (or additional Commitment agreed to be made by any existing Lender) each such additional Lender or existing Lender (in its capacity as such) being referred to as an "Additional Lender") and the amount of its Commitment (or additional amount of its Commitment). The effective date of the Commitment Amount Increase shall be agreed upon by the Company, such Lender and the Agent (whose consent shall not be unreasonably withheld). Upon the effectiveness thereof, each new Lender (or, if applicable, each existing Lender which consented to an increase in its Commitment) shall advance Revolving Loans and purchase Participating Interests in all then outstanding Letters of Credit in an amount sufficient such that after giving effect to such Revolving Loans and purchases each Lender shall have outstanding its pro rata share of Revolving Loans and Participating Interests. It shall be a condition to such effectiveness that no Eurodollar Loans be outstanding on the date of such effectiveness and that the Company shall not have terminated any portion of the Commitments pursuant to
          Section 3.5(a) hereof. The Company agrees to pay any fees or expenses of the Agent relating to any Commitment Amount Increase. Notwithstanding anything herein to the contrary, no Lender shall have any obligation to increase its Commitment and no Lender's Commitment shall be increased without its consent thereto, and each Lender may at its option, unconditionally and without cause, decline to increase its Commitment.

2.3. Section 3.1 of the Credit Agreement is hereby amended in its entirety and as so amended shall be restated to read as follows:

     Section 3.1. Commitment Fee. (a) Commitments. For the period from the date hereof to and including the Termination Date, the Borrowers shall pay to the Agent for the account of the Lenders (other than the Excess Commitment Lenders in their capacities as such) a non-refundable commitment fee at the rate per annum equal to the Applicable Margin (computed on the basis of a year of 360 days and actual days elapsed) on the average daily Unused Commitments; provided however that for any calendar quarter during which the average daily outstanding balance of Revolving Loans, Swing Loans and L/C Obligations is less than 25% of the aggregate Commitments the rate per annum set forth above shall increase by 0.10%; provided further, that in no event shall the rate per annum payable pursuant hereto exceed 0.50%. Such fee is due and payable in arrears on the last day of each calendar quarter (commencing with the first of such dates after the date hereof) and on the Termination Date; and provided further that for the purposes hereof, "Unused Commitments" shall be calculated without regard to the Excess Commitments.

          (b) Excess Commitments. For the period from June 2, 2003 to and including the Excess Commitment Termination Date, the Company shall pay to the Agent for the account of the Excess Commitment Lenders a non-refundable commitment fee at the rate per annum equal to the Applicable Margin (computed on the basis of a year of 360 days and actual days elapsed) on the average daily Unused Excess Commitments. Such fee is due and payable in arrears on the last day of each calendar quarter (commencing with the first of such dates after the date hereof) and on the Excess Commitment Termination Date

2.4. Section 3.4 of the Credit Agreement is hereby amended in its entirety and as so amended shall be restated to read as follows:

     Section 3.4. Voluntary Prepayments. The Borrowers shall have the privilege of prepaying without premium or penalty (except as set forth in Section 2.5 above) and in whole or in part (but, if in part, then: (i) in an amount not less than $2,000,000, or such lesser amount as may then be outstanding, and (ii) in each case, in an amount such that the minimum amount required for a Borrowing pursuant to Section 1.5 hereof remains outstanding) any Borrowing of Eurodollar Loans at any time upon 3 Business Days prior notice by the Borrower to the Agent or, in the case of a Borrowing of Domestic Rate Loans or Swing Loans, notice delivered by the Borrower to the Agent no later than 10:00 a.m. (Chicago time) on the date of prepayment, such prepayment to be made by the payment of the principal amount to be prepaid and, in the case of any Eurodollar Loans or Swing Loans, accrued interest thereon to the date fixed for prepayment plus any amounts due the Lenders under
          Section 2.5 hereof. Notwithstanding anything contained herein to the contrary, from and including the Section 2.4 Effective Date (as defined in the First Amendment to this Agreement) to and including the Excess Commitment Termination Date, all voluntary prepayments made pursuant to this Section 3.4 shall be applied first to the payment of outstanding principal of and accrued interest on Excess Revolving Loans until payment in full thereof.

2.5. Section 3.5 of the Credit Agreement is hereby amended by (i) redesignating subsection (c) thereof as subsection (e) and (ii) by adding thereto the following new subsections (c) and (d):

          (c) If at any time during the period from and including the Amendment Effective Date of the First Amendment to this Agreement (as defined in the First Amendment to this Agreement) to and including the Excess Commitment Termination Date any Borrower or any Subsidiary shall issue any Indebtedness for Borrowed Money permitted by Section 7.10(b) hereof, the Company shall promptly notify the Agent of the estimated Net Cash Proceeds of such issuance to be received by or for the account of such Borrower or such Subsidiary in respect thereof. Promptly upon receipt by such Borrower or such Subsidiary of Net Cash Proceeds of such issuance, the Company shall ratably prepay the Excess Revolving Loans (and outstanding Revolving Loans and L/C Obligations if an Event of Default then exists) in an aggregate amount equal to 100% of the amount of such Net Cash Proceeds. The Excess Commitments (or all Commitments if an Event of Default then exists) shall immediately be ratably reduced by an amount equal to the principal amount of any such Net Cash Proceeds.

          (d) If at any time during the period from and including the Amendment Effective Date (as defined in the First Amendment to this Agreement) of the First Amendment to this Agreement to and including the Excess Commitment Termination Date any Borrower or any Subsidiary shall issue new equity securities (whether common or preferred stock or otherwise), other than equity securities issued in connection with the exercise of employee stock options, issued to the seller of an acquired business in connection with a Permitted Acquisition, issued to a Borrower or any Subsidiary or issued as a distribution or dividend to holders thereof, the Company shall promptly notify the Agent of the estimated Net Cash Proceeds of such issuance to be received by or for the account of such Borrower or such Subsidiary in respect thereof. Promptly upon receipt by such Borrower or such Subsidiary of Net Cash Proceeds of such issuance, the Company shall ratably prepay the Excess Revolving Loans (and outstanding Revolving Loans and L/C Obligations if an Event of Default exists) in an aggregate amount equal to 100% of the amount of such Net Cash Proceeds. The Excess Commitments (or all Commitments if an Event of Default then exists) shall immediately be ratably reduced by an amount equal to the principal amount of any such Net Cash Proceeds.

2.6. Section 3.6 of the Credit Agreement is hereby amended in its entirety and as so amended shall be restated to read as follows:

     Section 3.6. Voluntary Terminations. The Borrowers shall have the privilege upon five Business Days' prior notice from the Company (which need not be joined in by any Borrower) to the Agent (which shall promptly notify the Lenders) to ratably terminate the Commitments (including the Excess
     Commitments) in whole or in part (but if in part then in the amount of $5,000,000 or such greater amount which is an integral multiple of
     $100,000); provided that the Commitments may not be reduced to an amount less than the sum of all Revolving Loans and all L/C Obligations then outstanding unless there is deposited with the Agent as cash collateral for such Revolving Loans and L/C Obligations cash in the amount by which the same exceed the amount of the Commitments. Any termination of the Revolving Commitments below any Sublimit or the Swing Line Sublimit then in effect shall reduce such Sublimit or Swing Line Sublimit, as applicable, by a like amount. The Agent shall give prompt notice to each Lender of any such termination of the Commitments. Notwithstanding the foregoing, any termination of the Commitments hereunder shall first ratably reduce the Excess Commitments until the same are reduced or terminated in whole prior to any reduction of the Commitments (other than the Excess Commitments).

2.7. Section 4.1 of the Credit Agreement is hereby amended by adding thereto the following sentence at the end thereof:

     In no event shall any Collateral of the U.K. Borrowers or the Canadian Borrowers secure the Excess Revolving Loans.

2.8. The first sentence of Section 5.2 of the Credit Agreement is hereby amended in its entirety and as so amended shall be restated to read as follows:

               "Except as set forth in the Side Letter (as hereinafter defined), each Restricted Subsidiary is duly organized, validly existing and in good standing (or their equivalents under applicable local law) under the laws of the jurisdiction in which it is incorporated or organized, as the case may be, has full and adequate power to own its Property and conduct its business as now conducted, and is duly licensed or qualified and in good standing in each jurisdiction in which the failure to be so qualified would have a Material Adverse Effect.

2.9. Section 5.5 of the Credit Agreement shall be amended by (i) striking the reference to "December 31, 2001" appearing therein and substituting therefor "December 31, 2002", (ii) striking the reference to "June 30, 2002" appearing therein and substituting therefor "March 31, 2003", (iii) striking the reference to "the six (6) months then ended" appearing therein and substituting therefor "the three (3) months then ended", (iv) striking the reference to "Arthur Andersen, LLP" appearing therein and substituting therefor "Ernst & Young LLP" and (v) striking the reference to "that certain Side Letter dated September 26, 2002" and substituting therefor "that certain Side Letter dated June 2, 2003".

2.10.The following definitions appearing in Section 9.1 of the Credit Agreement are hereby amended in their respective entireties and as so amended shall be restated to read as follows:

               "Borrowing" shall mean, (i) with respect to Revolving Loans and Swing Loans, the total of Revolving Loans or Swing Loans made to a given Borrower by all of the Lenders on a single date, in a single currency and having the same maturity and (ii) with respect to Excess Revolving Loans, the total of Excess Revolving Loans made to the Company by all of the Excess Commitment Lenders on a single date and having the same maturity. Borrowings of Revolving Loans are to be made and maintained ratably from each of the Lenders according to their Percentages except to the extent otherwise agreed in writing by all Lenders. Borrowings of Swing Loans are made by the Agent in accordance with the procedures set forth in Section 1.8 hereof. Borrowings of Excess Revolving Loans are to be made and maintained ratably from each of the Excess Commitment Lenders in accordance with their respective Excess Commitments except to the extent otherwise agreed in writing by all Excess Commitment Lenders.

               "Net Cash Proceeds" means, as applicable, (a) with respect to any Disposition by a Person, cash and cash equivalent proceeds received by or for such Person's account, net of (i) reasonable direct costs relating to such Disposition and (ii) sale, use or other transactional taxes paid or payable by such Person as a direct result of such Disposition, (b) with respect to any Event of Loss of a Person, cash and cash equivalent proceeds received by or for such Person's account (whether as a result of payments made under any applicable insurance policy therefor or in connection with condemnation proceedings or otherwise), net of reasonable direct costs incurred in connection with the collection of such proceeds, awards or other payments and (c) with respect to any offering of equity securities of a Person or the issuance of any Indebtedness for Borrowed Money by a Person, cash and cash equivalent proceeds received by or for such Person's account, net of reasonable legal, underwriting, and other fees and expenses incurred as a direct result thereof.

2.11.Sections 7.10(a) and (b) of the Credit Agreement are hereby amended in their respective entireties and as so amended shall be restated to read as follows:

                           (a) the Obligations (including without limitation the
                  Excess Revolving Loans under the Excess Commitments);

                           (b) long-term secured indebtedness of the Borrowers
                  in an aggregate principal amount not to exceed an amount equal to $200,000,000 (less the aggregate principal amount of all Commitment Amount Increases pursuant to Section 1.11 hereof at any one time outstanding) on terms and conditions reasonably satisfactory to the Required Lenders including without limitation that the holders of such indebtedness have entered into an intercreditor agreement with the Agent in form and substance reasonably satisfactory to the Required Lenders;

2.12.Section 9.1 of the Credit Agreement is hereby amended by adding thereto the following new definitions in the appropriate alphabetical locations:

                    "Additional Lender" is defined in Section 1.11.

                    "Excess Commitment" is defined in Section 1.10(a).

                    "Excess Commitment Lenders" means Bank of Montreal,  Chicago
               Branch,  LaSalle Bank  National  Association  and Fleet  National
               Bank.

                    "Excess   Revolving   Commitment   Termination  Date"  means
               September 2, 2003 or such earlier date on which the Commitments are terminated in whole pursuant to Sections 3.5, 3.6, 8.2 or 8.3 hereof or the Excess Commitment is terminated in whole pursuant to Sections 1.10, 3.5(c) or 3.5(d) hereof.

                    "Excess Revolving Loan" is defined in Section 1.10(b).

                    "Excess Revolving Note" is defined in Section 1.10(b).

                    "Revolving Loan Availability" means, at any time the same is to be determined, the amount by which the aggregate Commitments (excluding any Excess Commitments in effect at such time) exceed the aggregate principal amount of all Revolving Loans (other than Excess Revolving Loans), Swing Loans and L/C Obligations outstanding as of such time.

                    "Unused  Excess   Commitments"   means,  at  any  time,  the
               difference between the Excess Commitments then in effect and the aggregate outstanding principal amount of Excess Revolving Loans.

2.13.The Credit Agreement is hereby amended by adding a new Exhibit A-3 and Exhibit F in the forms attached hereto as Exhibit A-3 and Exhibit F, respectively.

2.14.Schedules 1.1, 4.2 and 5.2 to the Credit Agreement are hereby amended in their entireties and as so amended shall be restated to read as set forth on Schedules 1.1, 4.2 and 5.2 hereto, respectively.

SECTION 3.  CONDITIONS PRECEDENT.

     The effectiveness of this Amendment is subject to the satisfaction of all of the following conditions precedent:

               3.1. The Borrowers and the Agent shall have executed this Amendment (such execution may be in several counterparts and the several parties hereto may execute on separate counterparts).

               3.2. The Agent shall have received an Excess Commitment Note payable to each Excess Commitment Lender in the amount of such Excess Commitment Lender's Excess Commitment.

               3.3 The Agent shall have received for the account of the Excess Commitment Lenders payment of the fees agreed to in writing between the Company, the Agent and the Excess Commitment Lenders.

               3.4. The Agent shall have received copies (executed or certified, as may be appropriate) of all legal documents or proceedings taken in connection with the execution and delivery of this Amendment and the Excess Commitment Notes to the extent the Agent or its counsel may reasonably request.

               3.5. Legal matters incident to the execution and delivery of this Amendment and the Excess Commitment Notes shall be satisfactory to the Agent and its counsel; and the Agent shall have received the favorable written opinion of counsel for the Company in form and substance satisfactory to the Agent and its counsel.

               3.6. The Borrowers shall be in full compliance with all of the terms and conditions of the Loan Documents and no Default or Event of Default shall have occurred and be continuing thereunder or shall result after giving effect to this Amendment.

               3.7. Each of the Guarantors organized under the laws of the United States (the "U.S. Guarantors") and currently party to the Guaranty shall have executed and delivered to the Agent their consent to this Amendment in the form set forth below.

SECTION 4. EFFECTIVENESS.

     Upon satisfaction of the conditions precedent set forth in Section 3 hereof and the execution hereof by the Required Lenders (the "Amendment Effective Date"), this Amendment (other than Section 2.4 hereof) shall become effective. Upon satisfaction of the conditions precedent set forth in Section 3 hereof and the execution hereof by each of the Lenders (the "Section 2.4 Effective Date"), this Amendment (including Section 2.4 hereof) shall become effective.

SECTION 5. REPRESENTATIONS AND WARRANTIES.

     Each of the Borrowers, by its execution of this Amendment, hereby certifies and warrants the following:

               (a) after giving effect to the transactions contemplated hereby each of the representations and warranties set forth in Section 5 of the Credit Agreement, as amended hereby, is true and correct as of the date hereof as if made on the date hereof, except that the representations and warranties made under Section 5.5 of the Credit Agreement, as amended hereby, shall be deemed to refer to the most recent annual report furnished to the Lenders by the Borrowers; and

               (b) each of the Borrowers is in full compliance with all of the terms and conditions of the Credit Agreement and no Default or Event of Default has occurred and is continuing thereunder.

SECTION 6.  NEW SUBSIDIARIES; CANADIAN RESTRUCTURING.

     Not less than thirty (30) days following the later of (x) the Amendment Effective Date and (y) such later date on which the Agent or its counsel notifies the Company in writing of the documents to be provided in connection with the following, the Company shall have (i) caused each of the Subsidiaries acquired or created pursuant to the CES Acquisition to comply with the terms of
Section 7.21 of the Credit Agreement, and (ii) delivered such Collateral Documents and other documents as may be required pursuant to the Credit Agreement with respect to the matters set forth in the Company's letter to the Lenders dated as of May 1, 2003 such that the Company is in compliance with Sections 4.1, 4.2 and 7.21 of the Credit Agreement. Notwithstanding anything contained in this Amendment, the Credit Agreement or any other Loan Document to the contrary, during the above-referenced 30-day period, all references to "Guarantors" shall be deemed to include only those U.S. Guarantors party to the Guaranty as of the Amendment Effective Date.

SECTION 7.  MISCELLANEOUS.

7.1. The Borrowers and the Guarantors heretofore executed and delivered to the Agent the Collateral Documents. Each Borrower and Guarantor hereby acknowledges and agrees that the Liens created and provided for by the Collateral Documents continue to secure, among other things, the Obligations arising under the Credit Agreement as amended hereby, including without limitation the Excess Revolving Loans; and the Collateral Documents and the rights and remedies of the Agent and the Lenders thereunder, the obligations of the Borrowers and the Guarantors thereunder, and the Liens created and provided for thereunder remain in full force and effect and shall not be affected, impaired or discharged hereby. Nothing herein contained shall in any manner affect or impair the priority of the liens and security interests created and provided for by the Collateral Documents as to the indebtedness which would be secured thereby prior to giving effect to this Amendment. The Borrowers and the Guarantors heretofore executed and delivered to the Agent that certain Guaranty Agreement dated as of September 26, 2002 (the "Guaranty"). Each Borrower and Guarantor hereby acknowledges and agrees that the "indebtedness hereby guaranteed" set forth in the Guaranty continues to include, among other things, the Obligations arising under the Credit Agreement as amended hereby, including without limitation the Excess Revolving Loans; and the Guaranty and the rights and remedies of the Agent and the Lenders thereunder, the Obligations of the Borrowers and the Guarantors thereunder, remain in full force and effect and shall not be affected, impaired or discharged hereby. Nothing herein contained shall in any manner affect or impair the Obligations of the Borrowers and Guarantors under the Guaranty as to the Indebtedness which would be guaranteed thereby prior to giving effect to this Amendment.

7.2 No reference to this First Amendment need be made in any Loan Document or other instrument or document referring to the Credit Agreement, a reference to the Credit Agreement in any of such to be deemed to be a reference to the Credit Agreement as amended hereby. The Borrowers hereby certify to the Lenders that no Default or Event of Default has occurred and is continuing. This First Amendment may be executed in any number of counterparts and by different parties hereto on separate counterparts, all of such counterparts taken together to be deemed to constitute one and the same instrument. This First Amendment shall be construed in accordance with and governed by the internal laws of the state of Illinois.

7.3. Each of the Borrowers hereby agree to pay all reasonable costs and expenses, including without limitation attorneys fees, incurred by the Agent and each of the Lenders in connection with the preparation, negotiation, execution and delivery of this Amendment and the other documents contemplated hereby.

                           [SIGNATURE PAGES TO FOLLOW]

Dated as of this ___ day of June, 2003.

                         EMCOR GROUP, INC.


                         By
                          Its___________________________________________________

                         COMSTOCK CANADA LTD.


                         By
                          Its___________________________________________________

                         EMCOR DRAKE & SCULL GROUP PLC.


                         By
                          Its___________________________________________________

              Signature Page to First Amendment to Credit Agreement

Accepted and agreed to as of the day and years last above written.

                        HARRIS TRUST AND SAVINGS BANK, individually and as Agent

                        By
                         Its____________________________________________________

                        LASALLE BANK NATIONAL ASSOCIATION

                        By
                         Its____________________________________________________

                        UNION BANK OF CALIFORNIA, N.A.

                        By
                         Its____________________________________________________

                        FLEET NATIONAL BANK

                        By
                         Its____________________________________________________

                        NATIONAL CITY BANK

                        By
                         Its____________________________________________________

                        BANK ONE, N.A.

                        By
                         Its____________________________________________________

                        SOVEREIGN BANK

                        By
                         Its____________________________________________________

                        WEBSTER BANK

                        By
                         Its____________________________________________________

             Signature Page to First Amendment to Credit Agreement

                        U.S. BANK, NATIONAL ASSOCIATION

                        By
                         Its____________________________________________________
_
                        BANK OF MONTREAL

                        By
                         Its____________________________________________________

                        115 South LaSalle Street
                        Chicago, Illinois 60603
                        Attention: ___________________

             Signature Page to First Amendment to Credit Agreement

                               GUARANTOR'S CONSENT

     The undersigned have heretofore executed and delivered to the Lenders an Amended and Restated Guaranty Agreement dated September 26, 2002 (the "Guaranty"), pursuant to which the undersigned have jointly and severally guaranteed all of the indebtedness, obligations and liabilities of EMCOR Group, Inc, Comstock Canada Ltd., and EMCOR Drake & Scull Group plc. owing to the Agent and the Lenders. The undersigned hereby agree that the Borrowers and the Lenders may enter into the foregoing First Amendment and the transactions contemplated thereby, and that the foregoing First Amendment shall not in any way affect or impair or modify the terms or provisions of, or the obligations of the undersigned under, the Guaranty. The undersigned further agree that their consent to any further amendments to the Loan Documents, or to the foregoing Amendment or any other documents which the Lenders and the Borrowers may enter into from time to time hereafter, shall not be required as a result of this consent having been obtained.


                        EMCOR GROUP, INC.

                        By _____________________________________________________
                         Its____________________________________________________

                        DYN SPECIALTY CONTRACTING, INC.

                        By _____________________________________________________
                         Its____________________________________________________

                               DYNALECTRIC COMPANY

                        By _____________________________________________________
                         Its____________________________________________________

                        DYNALECTRIC COMPANY OF NEVADA

                        By _____________________________________________________
                         Its____________________________________________________

                        CONTRA COSTA ELECTRIC, INC.

                        By _____________________________________________________
                         Its____________________________________________________

                        B & B CONTRACTING & SUPPLY COMPANY

                        By _____________________________________________________
                         Its____________________________________________________

                        KDC INC.

                        By _____________________________________________________
                         Its____________________________________________________

                        EMCOR CONSTRUCTION HOLDING SERVICES, INC.

                        By _____________________________________________________
                         Its____________________________________________________

                        EMCOR MECHANICAL/ELECTRICAL SERVICES (EAST), INC.

                        By _____________________________________________________
                         Its____________________________________________________

                        WELSBACH ELECTRIC CORP.

                        By _____________________________________________________
                         Its____________________________________________________

                        FOREST ELECTRIC CORP.

                        By _____________________________________________________
                         Its____________________________________________________

                        EMCOR MECHANICAL/ELECTRICAL SERVICES (MIDWEST), INC.

                        By _____________________________________________________
                         Its____________________________________________________

                        EMCOR MIDWEST, INC.

                        By _____________________________________________________
                         Its____________________________________________________

                        EMCOR MECHANICAL/ELECTRICAL SERVICES (WEST), INC.

                        By _____________________________________________________
                         Its____________________________________________________

                        NEWCOMB ANDERSON ASSOCIATES

                        By _____________________________________________________
                         Its____________________________________________________

                        EMCOR MECHANICAL/ELECTRICAL SERVICES (SOUTH), INC.

                        By _____________________________________________________
                         Its____________________________________________________

                        EMCOR GOWAN, INC.

                        By _____________________________________________________
                         Its____________________________________________________

                        EMCOR INTERNATIONAL INC.

                        By _____________________________________________________
                         Its____________________________________________________

                        INTE-FAC CORP.

                        By _____________________________________________________
                         Its____________________________________________________

                        ZACK POWER & INDUSTRIAL COMPANY

                        By _____________________________________________________
                         Its____________________________________________________

                        MES HOLDINGS CORPORATION

                        By _____________________________________________________
                         Its____________________________________________________

                        UNIQUE CONSTRUCTION COMPANY

                        By _____________________________________________________
                         Its___________________________________________________
_
                        FORTI/POOLE AND KENT, L.L.C.

                        By _____________________________________________________
                         Its____________________________________________________

                        CSUSA HOLDINGS L.L.C.

                        By _____________________________________________________
                         Its____________________________________________________

                        CS48 ACQUISITION CORP.

                        By _____________________________________________________
                         Its____________________________________________________

                        SHAMBAUGH & SON, L.P.

                        By _____________________________________________________
                         Its____________________________________________________

                        BORDER ELECTRIC CO., L.P.

                        By _____________________________________________________
                         Its____________________________________________________

                        BORDER MECHANICAL CO., L.P.

                        By _____________________________________________________
                         Its____________________________________________________

 DYNALECTRIC COMPANY OF OHIO
 HERITAGE AIR SYSTEMS INC.
 EMCOR TECHNOLOGIES, INC.
 WELSBACH ELECTRIC CORP. OF L.I.
 PENGUIN MAINTENANCE AND SERVICES INC.
 PENGUIN AIR CONDITIONING CORP.
 R. S. HARRITAN & COMPANY, INC.
 J.C. HIGGINS CORP.
 LABOV MECHANICAL, INC.
 LABOV PLUMBING, INC.
 DUFFY MECHANICAL CORP.
 JWP/HYRE ELECTRIC CO. OF INDIANA, INC.
 GIBSON ELECTRIC CO., INC.
 DYNALECTRIC OF MICHIGAN, INC.
 MESA ENERGY SYSTEMS, INC.
 UNIVERSITY MECHANICAL & ENGINEERING CONTRACTORS, INC.,
    a California corporation
 PACE MECHANICAL SERVICES, INC.
 NORTHERN O & M CONSULTING GROUP, INC.
 THE FRED B. DEBRA CO.
 UNIVERSITY MECHANICAL & ENGINEERING CONTRACTORS, INC.,
    an Arizona corporation
 HANSEN MECHANICAL CONTRACTORS, INC.
 TRAUTMAN & SHREVE, INC.
 MARELICH MECHANICAL CO., INC.
 DESIGN AIR, LIMITED
 EMCOR FACILITIES SERVICES, INC.
 F.J. O'TOOLE COMPANY
 BALCO, INC.
 BUILDING TECHNOLOGY ENGINEERS, INC.
 ROLLINS, KING & MCKONE & ASSOCIATES, INC.
 BTE SERVICE, INC.
 MONUMENTAL INVESTMENT CORPORATION
 THE POOLE AND KENT CORPORATION
 POOLE AND KENT-CONNECTICUT, INC.
 POOLE AND KENT - NEW ENGLAND, INC.
 MONUMENTAL HEATING, VENTILATING AND AIR CONDITIONING CONTRACTORS, INC. ENVIRONMENTAL ENGINEERING COMPANY
 HVAC, LTD.
 ATLANTIC COAST MECHANICAL, INC.
 GREAT MONUMENT CONSTRUCTION COMPANY
 THE POOLE AND KENT COMPANY
 POOLE AND KENT DISTRIBUTORS, INC.
 EMCOR-CSI HOLDING CO.
 AMERICAN MECHANICAL INC.
 CENTRAL MECHANICAL CONSTRUCTION CO., INC.
 E.L. PRUITT COMPANY
 F & G MECHANICAL CORPORATION
 F & G PLUMBING, INC.
 GOTHAM AIR CONDITIONING SERVICE, INC.
 HILLCREST SHEET METAL, INC.
 KILGUST MECHANICAL, INC.
 KUEMPEL SERVICE, INC.
 LOWRIE ELECTRIC COMPANY, INC.
 MANDELL MECHANICAL CORPORATION
 MAXIMUM REFRIGERATION & AIR CONDITIONING CORP.
 MEADOWLANDS FIRE PROTECTION CORP.
 NOGLE & BLACK MECHANICAL, INC.
 NORTH JERSEY MECHANICAL CONTRACTORS, INC.
 TEMPRITE AIR CONDITIONING AND REFRIGERATION, INC.
 THE FAGAN COMPANY
 WALKER-J-WALKER, INC.

                        By _____________________________________________________
                         Its____________________________________________________

2-
                                   EXHIBIT A-3

                             EXCESS COMMITMENT NOTE

                                                         _________________, 2003

     For value received, the undersigned, _____________________, a ________________ corporation ("Borrower"), hereby promises to pay to the order of ________________________ ______________________ (the "Lender"), at the
principal office of Harris Trust and Savings Bank in Chicago, Illinois, in the currency of each Excess Revolving Loan evidenced hereby in accordance with
Section 1 of the Credit Agreement, the aggregate unpaid principal amount of each Excess Revolving Loan made by the Lender to the Borrower pursuant to the Credit Agreement on the due date therefore as specified in the Credit Agreement, together with interest on the principal amount of each Excess Revolving Loan from time to time outstanding hereunder at the rates, and payable in the manner and on the dates specified in the Credit Agreement.

     The Lender shall record on its books or records or on a schedule attached to this Note, which is a part hereof, each Excess Revolving Loan made by it pursuant to the Credit Agreement, any repayment of principal and interest and the principal balances from time to time outstanding hereon, and the currency in which made, provided that prior to the transfer of this Note all such amounts shall be recorded on a schedule attached to this Note. The record thereof, whether shown on such books or records or on a schedule to this Note, shall be prima facie evidence of the same, provided, however, that the failure of the Lender to record any of the foregoing or any error in any such record shall not limit or otherwise affect the obligation of the Borrower to repay all Excess Revolving Loans made to it pursuant to the Credit Agreement together with accrued interest thereon.

     This Note is one of the Excess Commitment Notes referred to in the Credit Agreement dated as of September 26, 2002, among the Borrowers, Harris Trust and Savings Bank, as Agent, and the Lenders from time to time party thereto, as amended (the "Credit Agreement"), and this Note and the holder hereof are entitled to all the benefits provided for thereby or referred to therein, to which Credit Agreement reference is hereby made for a statement thereof. All defined terms used in this Note, except terms otherwise defined herein, shall have the same meaning as in the Credit Agreement.

     This Note is issued by the Borrower under the terms and provisions of the Credit Agreement and is secured by the Collateral Documents, and this Note and the holder hereof are entitled to all of the benefits and security provided for thereby or referred to therein, to which reference is hereby made for a statement thereof. This Note may be declared to be, or be and become, due prior to its expressed maturity, voluntary prepayments may be made hereon, and certain prepayments are required to be made hereon, all in the events, on the terms and with the effects provided in the Credit Agreement.

     This Note shall be construed in accordance with, and governed by, the internal laws of the State of Illinois without regard to principles of conflicts of law.

     The Borrower hereby promises to pay all costs and expenses (including attorneys' fees) suffered or incurred by the holder hereof in collecting this Note or enforcing any rights in any collateral herefor. The Borrower hereby waives presentment for payment and demand.

                        ________________________________________________________

                        By _____________________________________________________
                         Its____________________________________________________

                                    EXHIBIT F


                       COMMITMENT AMOUNT INCREASE REQUEST


                              _______________, 2003



Harris Trust and Savings Bank,
 as Agent (the "Agent")
 for the Lenders referred to below
111 West Monroe Street
Chicago, Illinois  60603

Attention:  _______________

      Re:        Credit Agreement dated as of September 26, 2002
             among EMCOR Group, Inc., the Lenders party thereto and
                     Harris Trust and Savings Bank, as Agent
                   (as amended, modified or supplemented from
                     time to time, the "Credit Agreement"),
             -------------------------------------------------------

Ladies and Gentlemen:

     In accordance with the Credit Agreement, the Company hereby requests that the Agent consent to an increase in the aggregate Commitments (the "Commitment Amount Increase"), in accordance with Section 1.11 of the Credit Agreement, to be effected by [an increase in the Commitment of [name of existing Lender] the addition of [name of Additional Lender] (the "Additional Lender") as a Lender under the terms of the Credit Agreement]. Capitalized terms used herein without definition shall have the same meanings herein as such terms have in the Credit Agreement.

     After giving effect to such Commitment Amount Increase, and upon the effectiveness of the Commitment Amount Increase, the Commitment of [the Lender increasing its Commitment] [the Additional Lender] will be as set forth on Attachment I hereto.

                [Include paragraphs 1-4 for an Additional Lender]

     1. The Additional Lender hereby confirms that it has received a copy of the Credit Agreement and the exhibits and schedules related thereto, together with copies of the documents which were required to be delivered under the Credit Agreement as a condition to the making of the Loans and other extensions of credit thereunder. The Additional Lender acknowledges and agrees that it has made and will continue to make, independently and without reliance upon the Agent or any other Lender and based on such documents and information as it has deemed appropriate, its own credit analysis and decisions relating to the Credit Agreement. The Additional Lender further acknowledges and agrees that the Agent has not made any representations or warranties about the credit worthiness of the Company or any other party to the Credit Agreement or with respect to the legality, validity, sufficiency or enforceability of the Credit Agreement or the value of any security therefor.

     2. Except as otherwise provided in the Credit Agreement, effective as of the date of acceptance hereof by the Agent, the Additional Lender (i) shall be deemed automatically to have become a party to the Credit Agreement and have all the rights and obligations of a "Lender" under the Credit Agreement as if it were an original signatory thereto and (ii) agrees to be bound by the terms and conditions set forth in the Credit Agreement as if it were an original signatory thereto.

     3. The Additional Lender hereby advises you of the following administrative details with respect to its Loans and Commitment:

         (A) Notices:

                  Institution Name:_________________
                  Address:  _______________________
                            _______________________
                  Telephone: ______________________
                  Facsimile:  ______________________

         (B) Payment Instructions:

     THIS AGREEMENT SHALL BE DEEMED TO BE A CONTRACTUAL OBLIGATION UNDER, AND SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF ILLINOIS.

     The Commitment Amount Increase shall be effective when the executed consent of the Agent is received or otherwise in accordance with Section 1.11 of the Credit Agreement, but not in any case prior to ___________________, ____. It shall be a condition to the effectiveness of the Commitment Amount Increase that
(i) all fees and expenses referred to in Section 1.11 of the Credit Agreement shall have been paid and (ii) no Eurodollar Loans shall be outstanding on the date of such effectiveness.

     The Company hereby certifies that no Default or Event of Default has occurred and is continuing.

     Please indicate the Agent's consent to such Commitment Amount Increase by signing the enclosed copy of this letter in the space provided below.


                                Very truly yours,

                                EMCOR GROUP, INC.


                        By _____________________________________________________
                         Name:__________________________________________________
                         Title:_________________________________________________


                [ADDITIONAL LENDER/LENDER INCREASING COMMITMENTS]

                        By:_____________________________________________________
                         Name:__________________________________________________
                         Title:_________________________________________________

The undersigned hereby consents on this __ day of _____________, ___ to the above-requested Commitment Amount Increase.


HARRIS TRUST AND SAVINGS BANK,
   as Agent


                        By:_____________________________________________________
                         Name:__________________________________________________
                         Title:_________________________________________________

                                  ATTACHMENT I



                 LENDER                                     COMMITMENT

                                  SCHEDULE 1.1


                                  COMMITMENTS

LENDER                               COMMITMENT              PERCENTAGE
------                               ----------              ----------
Harris Trust and Savings Bank        $65,000,000           23.6363636364%

Fleet National Bank                  $50,000,000           18.1818181819%

LaSalle National Bank                $40,000,000           14.5454545454%

Bank One, Arizona, N.A.              $25,000,000            9.0909090909%

Sovereign Bank                       $25,000,000            9.0909090909%

U.S. Bank, National Association      $25,000,000            9.0909090909%

Union Bank of California             $20,000,000            7.2727272727%

National City Bank                   $15,000,000            5.4545454545%

Webster Bank                         $10,000,000            3.6363636364%



                               EXCESS COMMITMENTS

LENDER                            EXCESS COMMITMENT            PERCENTAGE
------                            -----------------            ----------
Bank of Montreal                    $30,500,000                   61%

Fleet National Bank                  $9,500,000                   19%

LaSalle National Bank               $10,000,000                   20%

                                  SCHEDULE 4.2

                                 THE GUARANTORS

                                   GUARANTORS

                                              JURISDICTION OF     PERCENTAGE
NAME                                          INCORPORATION       OWNERSHIP         OWNER

EMCOR Group, Inc.                                Delaware

Consolidated Engineering Services, Inc.          Maryland            100%           EMCOR Facilities Services,
                                                                                    Inc.

AAS Environmental, Inc.                          Delaware            100%           Consolidated Engineering
                                                                                    Services, Inc.

Aircond Corporation                              Georgia             100%           Consolidated Engineering
                                                                                    Services, Inc.

The Betlem Service Corporation                   New York            100%           Consolidated Engineering
                                                                                    Services, Inc.

CES Facilities Management Services, Inc.         Maryland            100%           Consolidated Engineering
                                                                                    Services, Inc.

Combustioneer Corporation                        Maryland            100%           Consolidated Engineering
                                                                                    Services, Inc.

Commonwealth Air Conditioning                    Massachusetts       100%           Consolidated Engineering
and Heating, Inc.                                                                   Services, Inc.

Hayes Mechanical, Inc.                           Illinois            100%           Consolidated Engineering
                                                                                    Services, Inc.

Illingworth Corporation                          Wisconsin           100%           Consolidated Engineering
                                                                                    Services, Inc.

New England Mechanical                           Massachusetts       100%           Consolidated Engineering
Services of Massachusetts, Inc.                                                     Services, Inc.

New England Mechanical                           Massachusetts       100%           Consolidated Engineering
Services, Inc.                                                                      Services, Inc.

Trimech Corporation                              New Jersey          100%           Consolidated Engineering
                                                                                    Services, Inc.

Trimech Plumbing, L.L.C.                         Delaware             90%           Consolidated Engineering
                                                                                    Services, Inc.

Viox Services, Inc.                              Ohio                100%           Consolidated Engineering
                                                                                    Services, Inc.

DYN Specialty Contracting, Inc.                  Virginia            100%           EMCOR Construction Holding
                                                                                    Services, Inc.

Dynalectric Company                              Delaware            100%           DYN Specialty Contracting, Inc.

Dynalectric Company of Nevada                    Nevada              100%           DYN Specialty Contracting, Inc.

Contra Costa Electric, Inc.                      California          100%           DYN Specialty Contracting, Inc.

B&B Contracting & Supply Company                 Texas               100%           DYN Specialty Contracting, Inc.

KDC Inc.                                         California          100%           DYN Specialty Contracting, Inc.

EMCOR Construction Holding                       Delaware            100%           MES Holding Corp.
Services, Inc.

EMCOR Mechanical/Electrical                      Delaware            100%           EMCOR Construction Holding
Services (East), Inc.                                                               Services, Inc.

Heritage Air Systems Inc.                        New York            100%           EMCOR Mechanical/Electrical
                                                                                    Services (East), Inc.

Welsbach Electric Corp                           Delaware            100%           EMCOR Mechanical/Electrical
                                                                                    Services (East), Inc.

Forest Electric Corp.                            New York            100%           EMCOR Mechanical/Electrical
                                                                                    Services (East), Inc.

Welsbach Electric Corp. of L.I.                  New York            100%           EMCOR Mechanical/Electrical
                                                                                    Services (East), Inc.

Penguin Maintenance and                          Delaware            100%           EMCOR Mechanical/Electrical
Services, Inc.                                                                      Services (East), Inc.

Penguin Air Conditioning Corp.                   New York            100%           EMCOR Mechanical/Electrical
                                                                                    Services (East), Inc.

R.S. Harritan & Company, Inc.                    Virginia            100%           EMCOR Mechanical/Electrical
                                                                                    Services (East), Inc.

J.C. Higgins Corp.                               Delaware            100%           EMCOR Mechanical/Electrical
                                                                                    Services (East), Inc.

Labov Mechanical, Inc.                           Delaware            100%           J.C. Higgins Corp.

Labov Plumbing, Inc.                             Delaware             90%           Labov Mechanical, Inc.

Duffy Mechanical Corp.                           Maryland            100%           EMCOR Mechanical/Electrical
                                                                                    Services (East), Inc.

EMCOR Mechanical/Electrical                      Delaware            100%           EMCOR Construction Holding
Services(Midwest), Inc.                                                             Services, Inc.

JWP/Hyre Electric Co. of                         Delaware            100%           EMCOR Mechanical/Electrical
Indiana, Inc.                                                                       ServiceS, Inc.

Dynalectric Company of Ohio                      Ohio                100%           EMCOR Mechanical/Electrical
                                                                                    Services (Midwest), Inc.

EMCOR Midwest, Inc.                              Delaware            100%           EMCOR Mechanical/Electrical
                                                                                    Services (Midwest), Inc.

Unique Construction Company                      Illinois            100%           Gibson Electric Co., Inc.

Gibson Electric Co., Inc.                        New Jersey          100%           EMCOR Midwest, Inc.

EMCOR Mechanical/Electrical                      Delaware            100%           EMCOR Construction Holding
Service(West), Inc.                                                                 Services, Inc.

Dynalectric of Michigan, Inc.                    Delaware            100%           EMCOR Mechanical/Electrical
(formerly John Miller Electric Company)                                             Services (Midwest), Inc.

University Mechanical & Engineering              California          100%           EMCOR Mechanical.Electrical
Contractors, Inc.                                                                   Services (West), Inc.

Pace Mechanical Services, Inc.                   Michigan            100%           University Mechanical & Engineering
                                                                                    Contractors Inc.

Northern O & M Consulting                        California          100%           EMCOR Facilities Services, Inc.
Group, Inc.

Newcomb Anderson Associates                      California          100%           EMCOR Facilities Services, Inc.

UMS Facilities Consulting, Inc.                  Delaware            100%           EMCOR Facilities Services, Inc.

The Fred B. DeBra Co.                            Delaware            100%           EMCOR Mechanical/Electrical
                                                                                    Services (Midwest), Inc.

University Mechanical & Engineering              Arizona             100%           University Mechanical & Engineering
Contractors, Inc.                                                                   Contractors Inc., a California corporation

Hansen Mechanical Contractors,                   Nevada              100%           University Mechanical & Engineering
Inc.                                                                                Contractors Inc., a California corporation

Trautman & Shreve, Inc.                          Colorado            100%           University Mechanical & Engineering
                                                                                    Contractors Inc., a California corporation

EMCOR Mechanical/Electrical Services             Delaware            100%           EMCOR Construction Holding
(South), Inc.                                                                       Services, Inc.

EMCOR Gowan, Inc.                                Texas               100%           EMCOR Mechanical/Electrical
                                                                                    Services (South), Inc.

EMCOR International, Inc.                        Delaware            100%           MES Holdings Corporation

Marelich Mechanical Co., Inc.                    California          100%           EMCOR Mechanical/Electrical
                                                                                    Services (West), Inc.

Design Air, Limited                              Washington          100%           EMCOR Mechanical/Electrical
                                                                                    Services (West), Inc.

Inte-Fac Corp.                                   New York            100%           EMCOR Mechanical/Electrical
                                                                                    Services (East), Inc.

Zack Power & Industrial Company                  Delaware            100%           EMCOR Mechanical/Electrical
                                                                                    Services (East), Inc.

EMCOR Facilities Services, Inc.                  Delaware            100%           MES Holdings Corporation

Mesa Energy Systems, Inc.                        California          100%           EMCOR Facilities Services, Inc.

BALCO, Inc.                                      Massachusetts       100%           EMCOR Facilities Services, Inc.

Building Technology Engineers, Inc.              Massachusetts       100%           EMCOR Facilities Services, Inc.


Rollins, King & McKone & Associates, Inc.        New Hampshire       100%           EMCOR Facilities Services, Inc.

BTE Service, Inc.                                Massachusetts       100%           EMCOR Facilities Services, Inc.

EMCOR Energy & Technologies, Inc.                Delaware            100%           MES Holdings Corporation

Monumental Investment Corporation                Maryland            100%           MES Holdings Corporation

The Poole and Kent Corporation                   Maryland            100%           Monumental Investment Corporation

Poole and Kent - Connecticut, Inc.               Maryland            100%           Monumental Investment Corporation

Poole and Kent - New England, Inc.               Maryland            100%           Monumental Investment Corporation

Monumental Heating, Ventilating and Air          Maryland            100%           Monumental Investment Corporation
Conditioning Contractors, Inc.

Forti/Poole and Kent, L.L.C.                     Maryland            100%           Monumental Heating, Ventilating and Air
                                                                                    Conditioning Company, Inc.

Environmental Engineering Company                Marland             100%           Monumental Investment Corporation

HVAC, Ltd.                                       Maryland            100%           Monumental Investment Corporation

Atlantic Coast Mechanical, Inc.                  Maryland            100%           HVAC, Ltd.

Great Monument Construction Company              Maryland            100%           HVAC, Ltd.

The Poole and Kent Company                       Maryland            100%           Monumental Investment Corporation

Poole and Kent Distributors, Inc.                Maryland            100%           The Poole and Kent Company

EMCOR-CSI Holding Co.                            Delaware            100%           MES Holdings Corporation

CSUSA Holdings L.L.C.                            Delaware            100%           EMCOR CSI Holding Co.

CS48 Acquisition Corp.                           Delaware            100%           CSUSA Holdings, LLC

Shambaugh & Son, L.P.                            Texas               General        CSUSA Holdings, LLC
                                                                     Partner

Shambaugh & Son, L.P.                            Texas               Limited        CS48 Acquistions Corp.
                                                                     Partner

Border Electric Co., L.P.                        Texas               General        CSUSA Holdings, LLC
                                                                     Partner

Border Electric Co., L.P.                        Texas               Limited        CS48 Acquisition Corp.
                                                                     Partner

Border Mechanical Co., L.P.                      Texas               General        CSUSA Holdings, LLC
                                                                     Partner

Border Mechanical Co., L.P.                      Texas               Limited        CS48 Acquisition Corp.
                                                                     Partner

American Mechanical Inc.                         Michigan            100%           EMCOR CSI Holding Co.

Central Mechanical Construction                  Delaware            100%           EMCOR CSI Holding Co.
Co., Inc.

E. L. Pruitt Company                             Delaware            100%           EMCOR CSI Holding Co.

F & G Mechanical Corporation                     Delaware            100%           EMCOR CSI Holding Co.

F & G Plumbing, Inc.                             New Jersey          100%           F & G Mechanical Corporation

Gotham Air Conditioning Service, Inc.            Delaware            100%           EMCOR CSI Holding Co.

Hillcrest Sheet Metal, Inc.                      Delaware            100%           EMCOR CSI Holding Co.

Kilgust Mechanical, Inc.                         Delaware            100%           EMCOR CSI Holding Co.

Kuempel Service, Inc.                            Ohio                100%           EMCOR CSI Holding Co.

Lowrie Electric Company, Inc.                    Tennessee           100%           EMCOR CSI Holding Co.

Mandell Mechanical Corporation                   New York            100%           EMCOR Mechanical/Electrical
                                                                                    Services (East), Inc.

Maximum Refrigeration & Air                      Delaware            100%           EMCOR CSI Holding Co.
Conditioning Corp.

Meadowlands Fire Protection Corp.                New Jersey          100%           EMCOR CSI Holding Co.

Nogle & Black Mechanical, Inc.                   Delaware            100%           EMCOR CSI Holding Co.

North Jersey Mechanical Contractors, Inc.        New Jersey          100%           EMCOR CSI Holding Co.

Temprite Air Conditioning and                    Delaware            100%           EMCOR CSI Holding Co.
Refrigeration, Inc.

The Fagan Company                                Kansas              100%           EMCOR CSI Holding Co.

Walker-J-Walker, Inc.                            Tennessee           100%           EMCOR CSI Holding Co.

MES Holdings Corporation                         Delaware            100%           EMCOR Group, Inc.

EMCOR (UK) Limited                               UK                  100%           EMCOR International Inc.

EMCOR Drake & Scull Group plc                    UK                  100%           EMCOR (UK) Limited

Drake & Scull Airport Services, Ltd.             UK                  100%           EMCOR Drake & Scull Group plc

EMCOR Facilities Services Ltd.                   UK                  100%           EMCOR Drake & Scull Group plc

Drake & Scull Engineering (UK) Limited           UK                  100%           EMCOR Drake & Scull Group plc

Drake & Scull International, Ltd.                UK                  100%           EMCOR Drake & Scull Group plc

EMCOR Rail Ltd.                                  UK                  100%           EMCOR Drake & Scull Group plc

EMCOR Drake & Scull Ltd.                         UK                  100%           EMCOR Drake & Scull Group plc

Drake & Scull Holdings Ltd.                      UK                  100%           EMCOR Drake & Scull Group plc

Delcommerce (Contract Services) ltd.             UK                  100%           EMCOR Drake & Scull Group plc

Drake & Scull (Scotland) Ltd.                    UK                  100%           EMCOR (UK) Limited

DSE (Far East) Ltd.                              UK                  100%           EMCOR Drake & Scull Group plc

BL Distribution                                  UK                  100%           EMCOR (UK) Ltd.

Drake & Scull Properties, Ltd.                   UK                  100%           EMCOR (UK) Ltd.

Businessland Holdings Ltd.                       UK                  100%           EMCOR Drake & Scull Group plc

Langgit Tinggi Sdn Bhd*                          Malaysia            100%           EMCOR (UK) Limited

Drake & Scull France EURL*                       France              100%           EMCOR (UK) Limited

Drake & Scull (Cayman Islands) Ltd*              Cayman Islands      100%           EMCOR International, Inc.

JWP Technical Services                           Malaysia            100%           EMCOR International, Inc.
(Malaysia) Sdn Bhd*

University Mechanical deMexico                   Mexico               98%           University Mechanical & Engineering
                                                                                    Contractors Inc.

EMCOR Canada Ltd.                                Canada              100%           EMCOR International, Inc.

EMCOR Holdings LP                                Canada              100%           3072455 Nova Scotia Company


JWP NRO Holdings, Inc.                           Canada              100%           EMCOR Holdings LP

3072455 Nova Scotia Company                      Canada              100%           EMCOR International, Inc.

Comstock Canada, Ltd.                            Canada              100%           3072454 Nova Scotia Company

3072454 Nova Scotia Company                      Canada              100%           EMCOR International, Inc.

Comstock Power Ltd.                              Canada              100%           Comstock Canada, Ltd.

                                  SCHEDULE 5.2

                            RESTRICTED SUBSIDIARIES

                                          JURISDICTION OF            PERCENTAGE
NAME                                       INCORPORATION             OWNERSHIP      OWNER
AAS Environmental, Inc.                          Delaware            100%           Consolidated Engineering
                                                                                    Services, Inc.

Aircond Corporation                              Georgia             100%           Consolidated Engineering
                                                                                    Services, Inc.

Aircond-Atlanta Corporation                      Georgia             100%           Consolidated Engineering
                                                                                    Services, Inc.

The Betlem Service Corporation                   New York            100%           Consolidated Engineering
                                                                                    Services, Inc.

CES Facilities Management Services, Inc.         Maryland            100%           Consolidated Engineering
                                                                                    Services, Inc.

Combustioneer Corporation                        Maryland            100%           Consolidated Engineering
                                                                                    Services, Inc.

Commonwealth Air Conditioning                    Massachusetts       100%           Consolidated Engineering
and Heating, Inc.                                                                   Services, Inc.

Consolidated Engineering Services, Inc.          Maryland            100%           EMCOR Facilities Services, Inc.

Hayes Mechanical, Inc.                           Illinois            100%           Consolidated Engineering
                                                                                    Services, Inc.

Illingworth Corporation                          Wisconsin           100%           Consolidated Engineering
                                                                                    Services, Inc.

New England Mechanical Services                  Massachusetts       100%           Consolidated Engineering
of Massachusetts, Inc.                                                              Services, Inc.

New England Mechanical Services, Inc.            Connecticut         100%           Consolidated Engineering
                                                                                    Services, Inc.


Trimech Corporation                              New Jersey          100%           Consolidated Engineering
                                                                                    Services, Inc.

Trimech Plumbing, L.L.C.                         Delaware             90%           Consolidated Engineering
                                                                                    Services, Inc.

Viox Services, Inc.                              Ohio                100%           Consolidated Engineering
                                                                                    Services, Inc.

DYN Specialty Contracting, Inc.                  Virginia            100%           EMCOR Construction Holding
                                                                                    Services, Inc.

Dynalectric Company                              Delaware            100%           DYN Specialty Contracting, Inc.

Dynalectric Company of Nevada                    Nevada              100%           DYN Specialty Contracting, Inc.

Contra Costa Electric, Inc.                      California          100%           DYN Specialty Contracting, Inc.

B&B Contracting & Supply Company                 Texas               100%           DYN Specialty Contracting, Inc.

KDC Inc.                                         California          100%           DYN Specialty Contracting, Inc.

EMCOR Construction Holding                       Delaware            100%           MES Holdings Corp.
Services, Inc.

Defender Indemnity, Ltd.                         Vermont             100%           EMCOR Risk Holdings, Inc.

EMCOR Risk Holdings, Inc.                        Delaware            100%           MES Holdings Corp.

EMCOR Mechanical/Electrical                      Delaware            100%           EMCOR Construction Holding
Services (East), Inc.                                                               Services, Inc.

Heritage Air Systems Inc.                        New York            100%           EMCOR Mechanical/Electrical
                                                                                    Services (East), Inc.

Welsbach Electric Corp.                          New York            100%           EMCOR Mechanical/Electrical
                                                                                    Services (East), Inc.

Forest Electric Corp.                            New York            100%           EMCOR Mechanical/Electrical
                                                                                    Services (East), Inc.

Welsbach Electric Corp. of L.I.                  New York            100            EMCOR Mechanical/Electrical
                                                                                    Services (East), Inc.

Penguin Maintenance and Services, Inc.           Delaware            100%           EMCOR Mechanical/Electrical
                                                                                    Services (East), Inc.

Inte-Fac Corp.                                   New York            100%           EMCOR Mechanical/Electrical
                                                                                    Services (East), Inc.

Penguin Air Conditioning Corp.                   New York            100%           EMCOR Mechanical/Electrical
                                                                                    Services (East), Inc.

R.S. Harritan & Company, Inc.                    Virginia            100%           EMCOR Mechanical/Electrical
                                                                                    Services (East), Inc.

J.C. Higgins Corp.                               Delaware            100%           EMCOR Mechanical/Electrical
                                                                                    Services (East), Inc.

Labov Mechanical, Inc.                           Delaware            100%           J.C. Higgins Corp.

Labov Plumbing, Inc.                             Delaware             90%           Labov Mechanical, Inc.

Duffy Mechanical Corp.                           Maryland            100%           EMCOR Mechanical/Electrical
                                                                                    Services (East), Inc.

EMCOR Facilities Services, Inc.                  Delaware            100%           MES Holdings Corp.

Mesa Energy Systems, Inc.                        California          100%           EMCOR Facilities Services, Inc.

Northern O & M Consulting Group, Inc.            California          100%           EMCOR Facilities Services, Inc.

Newcomb Anderson Associates                      California          100%           EMCOR Facilities Services, Inc.

UMS Facilities Consulting, Inc.                  Delaware            100%           EMCOR Facilities Services, Inc.

EMCOR Mechanical/Electrical                      Delaware            100%           EMCOR Construction Holding
Services (Midwest), Inc.                                                            Services, Inc.

JWP/Hyre Electric Co. of Indiana, Inc.           Delaware            100%           EMCOR Mechanical/Electrical
                                                                                    Services, Inc.

Dynalectric Company of Ohio                      Ohio                100%           EMCOR Mechanical/Electrical
                                                                                    Services (Midwest), Inc.

Dynalectric of Michigan, Inc.                    Delaware            100%           EMCOR Mechanical/Electrical
(Formerly known as John Miller                                                      Services (Midwest), Inc.
Electric Company)

EMCOR Midwest, Inc.                              Delaware            100%           EMCOR Mechanical/Electrical
                                                                                    Services (Midwest), Inc.

Gibson Electric Co., Inc.                        New Jersey          100%           EMCOR Midwest, Inc.

Unique Construction Company                      Illinois            100%           Gibson Electric Co., Inc.

The Fred B. DeBra Co.                            Delaware            100%           EMCOR Mechanical/Electrical
                                                                                    Services (Midwest), Inc.

Zack Power & Industrial Company                  Delaware            100%           EMCOR Mechanical/Electrical
                                                                                    Services (Midwest), Inc.

EMCOR Mechanical/Electrical                      Delaware            100%           EMCOR Construction Holding
Service (West), Inc.                                                                Services, Inc.

University Mechanical &                          California          100%           EMCOR Mechanical/Electrical
Engineering Contractors, Inc.                                                       Services (West), Inc.

Pace Mechanical Services, Inc.                   Michigan            100%           University Mechanical &
                                                                                    Engineering Contractors Inc.

University Mechanical &                          Arizona             100%           University Mechanical &
Engineering Contractors, Inc.                                                       Engineering Contractors, Inc.,
                                                                                    a California corporation

MES Holdings Corp.                               Delaware            100%           EMCOR Group, Inc.

Hansen Mechanical Contractors, Inc.              Nevada              100%           University Mechanical &
                                                                                    Engineering Contractors, Inc.,
                                                                                    a California corporation

Trautman & Shreve, Inc.                          Colorado            100%           University Mechanical &
                                                                                    Engineering Contractors, Inc.,
                                                                                    a California corporation

Marelich Mechanical Co., Inc.                    California          100%           EMCOR Mechanical/Electrical
                                                                                    Services (West), Inc.

Design Air, Limited                              Washington          100%           EMCOR Mechanical/Electrical
                                                                                    Services (West), Inc.

EMCOR Mechanical/Electrical                      Delaware            100%           EMCOR Construction Holding
Services (South), Inc.                                                              Services, Inc.

EMCOR Gowan, Inc.                                Texas               100%           EMCOR Mechanical/Electrical
                                                                                    Services (South), Inc.

EMCOR International Inc.                         Delaware            100%           MES Holdings Corp.

EMCOR Energy & Technologies, Inc.                Delaware            100%           MES Holdings Corp.

Building Technology Engineers of                 Delaware             51%           EMCOR Facilities Services, Inc.
North America, LLC

BALCO, Inc.                                      Massachusetts       100%           EMCOR Facilities Services, Inc.

Building Technology Engineers, Inc.              Massachusetts       100%           EMCOR Facilities Services, Inc.

Rollins, King & McKone &                         New Hampshire       100%           EMCOR Facilities Services, Inc.
Associates, Inc.

BTE Service, Inc.                                Massachusetts       100%           EMCOR Facilities Services, Inc.

Monumental Investment Corporation                Maryland            100%           MES Holdings Corporation

The Poole and Kent Corporation                   Maryland            100%           Monumental Investment Corporation

Poole and Kent - Connecticut, Inc.               Maryland            100%           Monumental Investment Corporation

Poole and Kent - New England, Inc.               Maryland            100%           Monumental Investment Corporation

Monumental Heating, Ventilating                  Maryland            100%           Monumental Investment Corporation
and Air Conditioning Contractors, Inc.

Forti/Poole and Kent, L.L.C.                     Maryland            100%           Monumental Heating, Ventilating
                                                                                    and Air Conditioning Conpany, Inc.

Environmental Engineering Company                Maryland            100%           Monumental Investment Corporation

HVAC, Ltd.                                       Maryland            100%           Monumental Investment Corporation

Atlantic Coast Mechanical, Inc.                  Maryland            100%           HVAC, Ltd.

Great Monument Construction Company              Maryland            100%           HVAC, Ltd.

The Poole and Kent Company                       Maryland            100%           Monumental Investment Corporation


Poole and Kent Distributors, Inc.                Maryland            100%           The Poole and Kent Company

EMCOR-CSI Holding Co.                            Delaware            100%           MES Holdings Corporation

CSUSA Holdings L.L.C.                            Delaware            100%           EMCOR CSI Holding Co.

CS48 Acquisition Corp.                           Delaware            100%           CSUSA Holdings, LLC

Shambaugh & Son, L.P.                            Texas               General        CSUSA Holdings, LLC
                                                                     Partner

Shambaugh & Son, L.P.                            Texas               Limited        CS48 Acquistions Corp.
                                                                     Partner

Border Electric Co., L.P.                        Texas               General        CSUSA Holdings, LLC
                                                                     Partner

Border Electric Co., L.P.                        Texas               Limited        CS48 Acquisition Corp.
                                                                     Partner

Border Mechanical Co., L.P.                      Texas               General        CSUSA Holdings, LLC
                                                                     Partner

Border Mechanical Co., L.P.                      Texas               Limited        CS48 Acquisition Corp.
                                                                     Partner

American Mechanical Inc.                         Michigan            100%           EMCOR CSI Holding Co.

Central Mechanical Construction                  Delaware            100%           EMCOR CSI Holding Co.
Co., Inc.

E. L. Pruitt Company                             Delaware            100%           EMCOR CSI Holding Co.

F & G Mechanical Corporation                     Delaware            100%           EMCOR CSI Holding Co.

F & G Plumbing, Inc.                             New Jersey          100%           F & G Mechanical Corporation

Gotham Air Conditioning Service, Inc.            Delaware            100%           EMCOR CSI Holding Co.

Hillcrest Sheet Metal, Inc.                      Delaware            100%           EMCOR CSI Holding Co.

Kilgust Mechanical, Inc.                         Delaware            100%           EMCOR CSI Holding Co.

Kuempel Service, Inc.                            Ohio                100%           EMCOR CSI Holding Co.

Lowrie Electric Company, Inc.                    Tennessee           100%           EMCOR CSI Holding Co.

Mandell Mechanical Corporation                   New York            100%           EMCOR Mechanical/Electrical
                                                                                    Services (East), Inc.

Maximum Refrigeration & Air                      Delaware            100%           EMCOR CSI Holding Co.
Conditioning Corp.

Meadowlands Fire Protection Corp.                New Jersey          100%           EMCOR CSI Holding Co.

Nogle & Black Mechanical, Inc.                   Delaware            100%           EMCOR CSI Holding Co.

North Jersey Mechanical Contractors, Inc.        New Jersey          100%           EMCOR CSI Holding Co.

Temprite Air Conditioning and                    Delaware            100%           EMCOR CSI Holding Co.
Refrigeration, Inc.

The Fagan Company                                Kansas              100%           EMCOR CSI Holding Co.

Walker-J-Walker, Inc.                            Tennessee           100%           EMCOR CSI Holding Co.

EMCOR Canada Ltd.                                Canada              100%           EMCOR International, Inc.

JWP NRO Holdings, Inc.                           Canada              100%           EMCOR Holdings, LP

3072455 Nova Scotia Company                      Canada              100%           EMCOR International, Inc.

Comstock Canada, Ltd                             Canada              100%           3072454 Nova Scotia Company

3072454 Nova Scotia Company                      Canada              100%           EMCOR International, Inc.

Comstock Power Ltd.                              Canada              100%           Comstock Canada, Ltd.

EMCOR (UK) Limited                               UK                  100%           EMCOR International, Inc.

Poole and Kent, Ltd.                             Bermuda             100%           Monumental Investment Corporation

Atlas Indemnity, Ltd.                            Bermuda             100%           EMCOR Risk Holdings, Inc.

EMCOR Drake & Scull Group plc                    UK                  100%           EMCOR (UK) Limited

EMCOR Facilities Services Ltd.                   UK                  100%           EMCOR Drake & Scull Group plc

Drake & Scull Airport Services, Ltd.             UK                  100%           EMCOR Drake & Scull Group plc

Drake & Scull Engineering (UK) Ltd.              UK                  100%           EMCOR Drake & Scull Group plc

Drake & Scull International, Ltd.                UK                  100%           EMCOR Drake & Scull Group plc

EMCOR Rail Ltd.                                  UK                  100%           EMCOR Drake & Scull Group plc

EMCOR Drake & Scull Ltd.                         UK                  100%           EMCOR Drake & Scull Group plc

Drake & Scull Holdings Ltd.                      UK                  100%           EMCOR Drake & Scull Group plc

Delcommerce (Contract Services) Ltd.             UK                  100%           EMCOR (UK) Ltd.

Drake & Scull (Scotland) Ltd.                    UK                  100%           EMCOR (UK) Limited

DSE (Far East) Ltd.                              UK                  100%           EMCOR Drake & Scull Group plc

BL Distribution Ltd.                             UK                  100%           EMCOR (UK) Ltd.

Drake & Scull Properties, Ltd.                   UK                  100%           EMCOR (UK) Ltd.

Businessland Holdings                            UK                  100%           EMCOR Drake & Scull Group, plc

Langgit Tinggi Sdn Bhd*                          Malaysia            100%           EMCOR (UK) Limited

Drake & Scull France Eurl*                       France              100%           EMCOR (UK) Limited

Drake & Scull (Cayman Islands) Ltd.*             Cayman Islands      100%           EMCOR International, Inc.

JWP Technical Services                           Malaysia            100%           EMCOR International, Inc.
(Malaysia) Sdn Bhd*

University Mechanical deMexico                   Mexico               98%           University Mechanical &
S.A. DeC.V*                                                                         Engineering Contractors Inc.

------------------
*Designated Foreign Restricted Subsidiaries

                                                                  Exhibit 4.1(d)


                                EMCOR GROUP, INC.
                      SECOND AMENDMENT TO CREDIT AGREEMENT



To the Lenders Party to the Credit
Agreement identified below

Ladies and Gentlemen:

     We refer to the Credit Agreement dated as of September 26, 2002 among EMCOR Group, Inc. a Delaware corporation, Comstock Canada Ltd., a Canadian corporation and EMCOR Drake & Scull Group plc., a United Kingdom corporation (collectively the "Borrowers"), Harris Trust and Savings Bank as Agent for the Lenders and the financial institutions from time to time parties thereto as Lenders, all as amended and currently in effect between us (the "Credit Agreement"). Capitalized terms used herein without definition to have the meanings ascribed to them in the Credit Agreement.

     The Borrowers have requested that the Lenders make certain amendments to the Credit Agreement, and the Lenders are willing to do so under the terms and conditions set forth in this Agreement (herein, the "Amendment").

SECTION 1. AMENDMENTS.

     Subject  to the  satisfaction  of the  conditions  precedent  set  forth in
Section 3 below, the Credit Agreement shall be and hereby is amended and supplemented as follows:

1.1 The first sentence of Section 1.4(a) of the Credit Agreement is hereby amended in its entirety and as so amended shall be restated to read as follows:

          The Company (which is acting on behalf of the Borrowers pursuant to Section 1.7 hereof) shall give the Agent notice (which shall be irrevocable and may be written or oral, but if oral, promptly confirmed in writing) by 10:00 a.m. (Central Time) on any Business Day of each request for a Borrowing of Revolving Loans, in each case specifying the Borrower to which the proceeds of such Borrowing are to be disbursed, the amount of each such Borrowing, the currency of such Borrowing (which must be U.S. Dollars or an Alternative Currency, except that Domestic Rate Loans shall only be available in U.S. Dollars), the date such Borrowing is to be made, which shall be not less than (i) one Business Day hence in the case of a Borrowing of Domestic Rate Loans and (ii) three Business Days hence in the case of a Borrowing in an Alternative Currency or a Borrowing of Eurodollar Loans, whether the Borrowing is to be of Domestic Rate Loans or Eurodollar Loans and, in all cases other than a Borrowing of Domestic Rate Loans, of the Interest Period selected therefor.

1.2 Clause (b) of the definition of "Interest Period" is hereby amended in its entirety and so amended shall be restated to read as follows:

     (b) in the case of a Swing Loan, on the date 1 to 5 Business Days thereafter as mutually agreed to by the Company and the Agent;

1.3 The definition of "Swingline Sublimit" appearing in Section 9.1 of the Credit Agreement is hereby amended in its entirety and as so amended shall be restated to read as follows:

          "Swing Line Sublimit" means $35,000,000, as reduced pursuant to the terms hereof.


1.4 Schedule 1.1 to the Credit Agreement is hereby amended in its entirety and as so amended shall be restated to read as set forth on Schedule 1.1 hereto.

SECTION 2. CONDITIONS PRECEDENT.

     The effectiveness of this Amendment is subject to the satisfaction of all of the following conditions precedent:

2.1 The Borrowers, the Required Lenders and the Agent shall have executed this Amendment (such execution may be in several counterparts and the several parties hereto may execute on separate counterparts).

2.2 Legal matters incident to the execution and delivery of this Amendment shall be satisfactory to the Agent and its counsel.

SECTION 3. REPRESENTATIONS AND WARRANTIES

     Each of the Borrowers, by its execution of the Amendment, hereby certifies and warrants the following:

     (a) after giving effect to the transactions contemplated hereby each of the representations and warranties set forth in Section 5 of the Credit Agreement, as amended hereby, is true and correct as of the date hereof as if made on the date hereof, except that the representations and warranties made under Section 5.5 of the Credit Agreement, as amended hereby, shall be deemed to refer to the most recent annual report furnished to the Lenders by the Borrowers; and

     (b) each of the Borrowers is in full compliance with all of the terms and conditions of the Credit Agreement and no Default or Event of Default has occurred and is continuing thereunder.

SECTION 4. MISCELLANEOUS.

4.1 The Borrowers and the Guarantors heretofore executed and delivered to the Agent the Collateral Documents. Each Borrower hereby acknowledges and agrees that the Liens created and provided for by the Collateral Documents continue to secure, among other things, the Obligations arising under the Credit Agreement as amended hereby; and the Collateral Documents and the rights and remedies of the Agent and the Lenders thereunder, the obligations of the Borrowers and the Guarantors thereunder, and the Liens created and provided for thereunder remain in full force and effect and shall not be affected, impaired or discharged hereby. Nothing herein contained shall in any manner affect or impair the priority of the liens and security interests created and provided for by the Collateral Documents as to the indebtedness which would be secured thereby prior to giving effect to this Amendment. The Borrowers and the Guarantors heretofore executed and delivered to the Agent that certain Guaranty Agreement dated as of September 26, 2002 (the "Guaranty"). Each Borrower hereby acknowledges and agrees that the "indebtedness hereby guaranteed" set forth in the Guaranty continues to include, among other things, the Obligations arising under the Credit Agreement as amended hereby; and the Guaranty and the rights and remedies of the Agent and the Lenders thereunder, the Obligations of the Borrowers thereunder, remain in full force and effect and shall not be affected, impaired or discharged hereby.

4.2 No reference to this Amendment need be made in any Loan Document or other instrument or document referring to the Credit Agreement, a reference to the Credit Agreement in any of such to be deemed to be a reference to the Credit Agreement as amended hereby. The Borrowers hereby certify to the Lenders that no Default or Event of Default has occurred and is continuing. This Amendment may be executed in any number of counterparts and by different parties hereto on separate counterparts taken together to be deemed to constitute one and the same instrument. This Amendment shall be construed in accordance with and governed by the internal laws of the state of Illinois.

4.3 Each of the Borrowers hereby agree to pay all reasonable costs and expenses, including without limitation attorneys fees, incurred by the Agent in connection with the preparation, negotiation, execution and delivery of this Amendment and the other documents contemplated hereby.




                           [SIGNATURE PAGES TO FOLLOW]

     Dated as of the __ day of July, 2003


                                       EMCOR GROUP, INC.

                                       By
                                          --------------------------------------
                                            Its
                                               ---------------------------------

                                       COMSTOCK CANADA LTD.

                                       By
                                          --------------------------------------
                                            Its
                                               ---------------------------------


                                       EMCOR DRAKE & SCULL GROUP PLC.

                                       By
                                          --------------------------------------
                                            Its
                                               ---------------------------------

Accepted and agreed to as of the day and years last above written.


                         HARRIS TRUST AND SAVINGS BANK, individually
                               and as Agent

                         By
                            ----------------------------------------------------
                              Its
                                  ----------------------------------------------

                         LASALLE BANK NATIONAL ASSOCIATION

                         By
                            ----------------------------------------------------
                              Its
                                  ----------------------------------------------

                         UNION BANK OF CALIFORNIA, N.A.

                         By
                            ----------------------------------------------------
                              Its
                                  ----------------------------------------------

                         FLEET NATIONAL BANK

                         By
                            ----------------------------------------------------
                              Its
                                  ----------------------------------------------

                         NATIONAL CITY BANK

                         By
                            ----------------------------------------------------
                              Its
                                  ----------------------------------------------

                         BANK ONE, N.A.

                         By
                            ----------------------------------------------------
                              Its
                                  ----------------------------------------------

                         SOVEREIGN BANK

                         By
                            ----------------------------------------------------
                              Its
                                  ----------------------------------------------

                         WEBSTER BANK

                         By
                            ----------------------------------------------------
                              Its
                                  ----------------------------------------------

                         U.S. BANK, NATIONAL ASSOCIATION

                         By
                            ----------------------------------------------------
                              Its
                                  ----------------------------------------------

                         BANK OF MONTREAL

                         By
                            ----------------------------------------------------
                              Its
                                  ----------------------------------------------

                         BANK HAPOALIM B.M.

                         By
                            ----------------------------------------------------
                              Its
                                  ----------------------------------------------

                         By
                            ----------------------------------------------------
                              Its
                                  ----------------------------------------------

                         THE GOVERNOR AND COMPANY OF BANK OF SCOTLAND

                         By
                            ----------------------------------------------------
                              Its
                                  ----------------------------------------------

                                  SCHEDULE 1.1

                                   COMMITMENTS


LENDER                            COMMITMENT             PERCENTAGE
------                            ----------             ----------

Harris Trust and Savings Bank     $64,000,000            18.2857%

Fleet National Bank               $50,000,000            14.2857%

LaSalle National Bank             $40,000,000            11.4286%

The Governor and Company          $40,000,000            11.4286%
Bank of Scotland

Sovereign Bank                    $32,000,000            9.1429%

U.S. Bank, National               $30,000,000            8.5714%
Association

Union Bank of California          $26,000,000            7.4286%

Bank One, Arizona, N.A.           $25,000,000            7.1429%

National City Bank                $20,000,000            5.7143%

Webster Bank                      $13,000,000            3.7143%

Bank Hapoalim B.M.                $10,000,000            2.8751%

                                                                  Exhibit 4.1(e)

                       COMMITMENT AMOUNT INCREASE REQUEST


                                  June 26, 2003

Harris Trust and Savings Bank,
  as Agent (the "Agent")
  for the Lenders referred to below
111 West Monroe Street
Chicago Illinois  60603

Attention:  Wes Frangul

  Re:           Credit Agreement dated as of September 26, 2002
             among EMCOR Group, Inc., the Lenders party thereto and
                     Harris Trust and Savings Bank, as Agent
                   (as amended, modified or supplemented from
                     time to time, the "Credit Agreement").
         --------------------------------------------------------------

Ladies and Gentlemen:

     In accordance with the Credit Agreement, the Company hereby requests that the Agent consent to an increase in the aggregate Commitments (the "Commitment Amount Increase"), in accordance with Section 1.11 of the Credit Agreement, to be effected by an increase in the Commitment of National City Bank (the "Lender"), in its capacity as a Lender under the terms of the Credit Agreement. Capitalized terms used herein without definition shall have the same meanings herein as such terms have in the Credit Agreement.

     After giving effect to such Commitment Amount Increase, and upon the effectiveness of the Commitment Amount Increase, the Commitment of the Lender increasing its Commitment will be as set forth an Attachment I hereto.

     The Lender acknowledges and agrees that it has made and will continue to make, independently and without reliance upon the Agent or any other Lender and based on such documents and information as it has deemed appropriate, its own credit analysis and decisions relating to the Credit Agreement. The Lender further acknowledges and agrees that the Agent has not made any representations or warranties about the credit worthiness of the Company or any other party to the Credit Agreement or with respect to the legality, validity, sufficiency or enforceability of the Credit Agreement or the value of any security therefore.

     THIS AGREEMENT SHALL BE DEEMED TO BE A CONTRACTUAL OBLIGATION UNDER, AND SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF ILLINOIS.

     The Commitment Amount Increase shall be effective when the executed consent of the Agent is received or otherwise in accordance with Section 1.11 of the Credit Agreement, but not in any case prior to June 26, 2003. It shall be a condition to the effectiveness of the Commitment Amount Increase that (i) all fees and expenses referred to in Section 1.11 of the Credit Agreement shall have been paid and (ii) no Eurodollar Loans shall be outstanding on the date of such effectiveness.

     The Company hereby certifies that no Default or Event of Default has occurred and is continuing.

     Please indicate the Agent's consent to such Commitment Amount Increase by signing the enclosed copy of this letter in the space provided below.


                                    Very truly yours,

                                    EMCOR GROUP, INC.


                                    By
                                       -----------------------------------------
                                        Name:
                                             -----------------------------------
                                        Title:
                                              ----------------------------------


                                    NATIONAL CITY BANK


                                    By:
                                       -----------------------------------------
                                        Name:
                                              ----------------------------------
                                        Title:
                                               ---------------------------------

The undersigned hereby consents
on this 26th day of June,
2003 to the above-requested Commitment
Amount Increase.

HARRIS TRUST AND SAVINGS BANK,
     as Agent


By:
    ------------------------------------
     Name:
           -----------------------------
     Title:
            ----------------------------

                                  ATTACHMENT I

         LENDER                                               COMMITMENT

    NATIONAL CITY BANK                                       $20,000,000

                                                                  Exhibit 4.1(f)

                       COMMITMENT AMOUNT INCREASE REQUEST


                                  June 26, 2003

Harris Trust and Savings Bank,
  as Agent (the "Agent")
  for the Lenders referred to below
111 West Monroe Street
Chicago Illinois  60603

Attention:  Wes Frangul

  Re:           Credit Agreement dated as of September 26, 2002
             among EMCOR Group, Inc., the Lenders party thereto and
                     Harris Trust and Savings Bank, as Agent
                   (as amended, modified or supplemented from
                     time to time, the "Credit Agreement").
         --------------------------------------------------------------

Ladies and Gentlemen:

     In accordance with the Credit Agreement, the Company hereby requests that the Agent consent to an increase in the aggregate Commitments (the "Commitment Amount Increase"), in accordance with Section 1.11 of the Credit Agreement, to be effected by an increase in the Commitment of Webster Bank (the "Lender"), in its capacity as a Lender under the terms of the Credit Agreement. Capitalized terms used herein without definition shall have the same meanings herein as such terms have in the Credit Agreement.

     After giving effect to such Commitment Amount Increase, and upon the effectiveness of the Commitment Amount Increase, the Commitment of the Lender increasing its Commitment will be as set forth an Attachment I hereto.

     The Lender acknowledges and agrees that it has made and will continue to make, independently and without reliance upon the Agent or any other Lender and based on such documents and information as it has deemed appropriate, its own credit analysis and decisions relating to the Credit Agreement. The Lender further acknowledges and agrees that the Agent has not made any representations or warranties about the credit worthiness of the Company or any other party to the Credit Agreement or with respect to the legality, validity, sufficiency or enforceability of the Credit Agreement or the value of any security therefore.

     THIS AGREEMENT SHALL BE DEEMED TO BE A CONTRACTUAL OBLIGATION UNDER, AND SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF ILLINOIS.

     The Commitment Amount Increase shall be effective when the executed consent of the Agent is received or otherwise in accordance with Section 1.11 of the Credit Agreement, but not in any case prior to June 26, 2003. It shall be a condition to the effectiveness of the Commitment Amount Increase that (i) all fees and expenses referred to in Section 1.11 of the Credit Agreement shall have been paid and (ii) no Eurodollar Loans shall be outstanding on the date of such effectiveness.

     The Company hereby certifies that no Default or Event of Default has occurred and is continuing.

     Please indicate the Agent's consent to such Commitment Amount Increase by signing the enclosed copy of this letter in the space provided below.


                                         Very truly yours,

                                         EMCOR GROUP, INC.


                                         By
                                            ------------------------------------
                                             Name:
                                                  ------------------------------
                                             Title:
                                                   -----------------------------


                                         WEBSTER BANK


                                         By:
                                            ------------------------------------
                                             Name:
                                                   -----------------------------
                                             Title:
                                                    ----------------------------

The undersigned hereby consents
on this 26th day of June,
2003 to the above-requested Commitment
Amount Increase.

HARRIS TRUST AND SAVINGS BANK,
     as Agent


By:
    ------------------------------------
     Name:
           -----------------------------
     Title:
            ----------------------------

                                  ATTACHMENT I

             LENDER                                         COMMITMENT

         WEBSTER BANK                                       $13,000,000

                                                                  Exhibit 4.1(g)

                       COMMITMENT AMOUNT INCREASE REQUEST


                                  June 26, 2003

Harris Trust and Savings Bank,
  as Agent (the "Agent")
  for the Lenders referred to below
111 West Monroe Street
Chicago Illinois  60603

Attention:  Wes Frangul

  Re:            Credit Agreement dated as of September 26, 2002
             among EMCOR Group, Inc., the Lenders party thereto and
                     Harris Trust and Savings Bank, as Agent
                   (as amended, modified or supplemented from
                     time to time, the "Credit Agreement").
         --------------------------------------------------------------

Ladies and Gentlemen:

     In accordance with the Credit Agreement, the Company hereby requests that the Agent consent to an increase in the aggregate Commitments (the "Commitment Amount Increase"), in accordance with Section 1.11 of the Credit Agreement, to be effected by an increase in the Commitment of Union Bank of California, N.A (the "Lender"), in its capacity as a Lender under the terms of the Credit Agreement. Capitalized terms used herein without definition shall have the same meanings herein as such terms have in the Credit Agreement.

     After giving effect to such Commitment Amount Increase, and upon the effectiveness of the Commitment Amount Increase, the Commitment of the Lender increasing its Commitment will be as set forth an Attachment I hereto.

     The Lender acknowledges and agrees that it has made and will continue to make, independently and without reliance upon the Agent or any other Lender and based on such documents and information as it has deemed appropriate, its own credit analysis and decisions relating to the Credit Agreement. The Lender further acknowledges and agrees that the Agent has not made any representations or warranties about the credit worthiness of the Company or any other party to the Credit Agreement or with respect to the legality, validity, sufficiency or enforceability of the Credit Agreement or the value of any security therefore.

     THIS AGREEMENT SHALL BE DEEMED TO BE A CONTRACTUAL OBLIGATION UNDER, AND SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF ILLINOIS.

     The Commitment Amount Increase shall be effective when the executed consent of the Agent is received or otherwise in accordance with Section 1.11 of the Credit Agreement, but not in any case prior to June 26, 2003. It shall be a condition to the effectiveness of the Commitment Amount Increase that (i) all fees and expenses referred to in Section 1.11 of the Credit Agreement shall have been paid and (ii) no Eurodollar Loans shall be outstanding on the date of such effectiveness.

     The Company hereby certifies that no Default or Event of Default has occurred and is continuing.

     Please indicate the Agent's consent to such Commitment Amount Increase by signing the enclosed copy of this letter in the space provided below.


                                         Very truly yours,

                                         EMCOR GROUP, INC.


                                         By
                                            ------------------------------------
                                             Name:
                                                  ------------------------------
                                             Title:
                                                   -----------------------------


                                         UNION BANK OF CALIFORNIA N.A.


                                         By:
                                            ------------------------------------
                                             Name:
                                                   -----------------------------
                                             Title:
                                                    ----------------------------

The undersigned hereby consents
on this 26th day of June,
2003 to the above-requested Commitment
Amount Increase.

HARRIS TRUST AND SAVINGS BANK,
     as Agent


By:
    ------------------------------------
     Name:
           -----------------------------
     Title:
            ----------------------------

                                  ATTACHMENT I

              LENDER                                       COMMITMENT

  UNION BANK OF CALIFORNIA, N.A.                          $26,000,000

                                                                  Exhibit 4.1(h)

                       COMMITMENT AMOUNT INCREASE REQUEST


                                  June 26, 2003

Harris Trust and Savings Bank,
  as Agent (the "Agent")
  for the Lenders referred to below
111 West Monroe Street
Chicago Illinois  60603

Attention:  Wes Frangul

  Re:            Credit Agreement dated as of September 26, 2002
             among EMCOR Group, Inc., the Lenders party thereto and
                     Harris Trust and Savings Bank, as Agent
                   (as amended, modified or supplemented from
                     time to time, the "Credit Agreement").
         --------------------------------------------------------------

Ladies and Gentlemen:

     In accordance with the Credit Agreement, the Company hereby requests that the Agent consent to an increase in the aggregate Commitments (the "Commitment Amount Increase"), in accordance with Section 1.11 of the Credit Agreement, to be effected by an increase in the Commitment of Sovereign Bank (the "Lender"), in its capacity as a Lender under the terms of the Credit Agreement. Capitalized terms used herein without definition shall have the same meanings herein as such terms have in the Credit Agreement.

     After giving effect to such Commitment Amount Increase, and upon the effectiveness of the Commitment Amount Increase, the Commitment of the Lender increasing its Commitment will be as set forth an Attachment I hereto.

     The Lender acknowledges and agrees that it has made and will continue to make, independently and without reliance upon the Agent or any other Lender and based on such documents and information as it has deemed appropriate, its own credit analysis and decisions relating to the Credit Agreement. The Lender further acknowledges and agrees that the Agent has not made any representations or warranties about the credit worthiness of the Company or any other party to the Credit Agreement or with respect to the legality, validity, sufficiency or enforceability of the Credit Agreement or the value of any security therefore.

     THIS AGREEMENT SHALL BE DEEMED TO BE A CONTRACTUAL OBLIGATION UNDER, AND SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF ILLINOIS.

     The Commitment Amount Increase shall be effective when the executed consent of the Agent is received or otherwise in accordance with Section 1.11 of the Credit Agreement, but not in any case prior to June 26, 2003. It shall be a condition to the effectiveness of the Commitment Amount Increase that (i) all fees and expenses referred to in Section 1.11 of the Credit Agreement shall have been paid and (ii) no Eurodollar Loans shall be outstanding on the date of such effectiveness.

     The Company hereby certifies that no Default or Event of Default has occurred and is continuing.

     Please indicate the Agent's consent to such Commitment Amount Increase by signing the enclosed copy of this letter in the space provided below.


                                         Very truly yours,

                                         EMCOR GROUP, INC.


                                         By
                                            ------------------------------------
                                             Name:
                                                  ------------------------------
                                             Title:
                                                   -----------------------------


                                         SOVEREIGN BANK


                                         By:
                                            ------------------------------------
                                             Name:
                                                   -----------------------------
                                             Title:
                                                    ----------------------------

The undersigned hereby consents
on this 26th day of June,
2003 to the above-requested Commitment
Amount Increase.

HARRIS TRUST AND SAVINGS BANK,
     as Agent


By:
    ------------------------------------
     Name:
           -----------------------------
     Title:
            ----------------------------

                                  ATTACHMENT I

           LENDER                                               COMMITMENT

       SOVEREIGN BANK                                           $32,000,000

                                                                  Exhibit 4.1(i)

                       COMMITMENT AMOUNT INCREASE REQUEST


                                  July 9, 2003

Harris Trust and Savings Bank,
  as Agent (the "Agent")
  for the Lenders referred to below
111 West Monroe Street
Chicago Illinois  60603

Attention:  Wes Frangul

  Re:           Credit Agreement dated as of September 26, 2002
             among EMCOR Group, Inc., the Lenders party thereto and
                     Harris Trust and Savings Bank, as Agent
                   (as amended, modified or supplemented from
                     time to time, the "Credit Agreement").
         --------------------------------------------------------------

Ladies and Gentlemen:

     In accordance with the Credit Agreement, the Company hereby requests that the Agent consent to an increase in the aggregate Commitments (the "Commitment Amount Increase"), in accordance with Section 1.11 of the Credit Agreement, to be effected by an increase in the Commitment of Bank Hapoalim B.M. (the "Additional Lender") as a Lender under the terms of the Credit Agreement. Capitalized terms used herein without definition shall have the same meanings herein as such terms have in the Credit Agreement.

     After  giving  effect  to such  Commitment  Amount  Increase,  and upon the
effectiveness  of  the  Commitment  Amount  Increase,   the  Commitment  of  the
Additional Lender will be as set forth on Attachment I hereto.

1. The Additional Lender hereby confirms that it has received a copy of the Credit Agreement and the exhibits and schedules related thereto together with copies of the documents which were required to be delivered under the Credit Agreement as a condition to the making of the Loans and extensions of credit thereunder. The Additional Lender acknowledges and agrees that it has made and will continue to make, independently and without reliance upon the Agent or any other Lender and based on such documents and information as it has deemed appropriate, its own credit analysis and decisions relating to the Credit Agreement. The Additional Lender further acknowledges and agrees that the Agent has not made any representations or warranties about the credit worthiness of the Company or any other party to the Credit Agreement or with respect to the legality, validity, sufficiency or enforceability of the Credit Agreement or the value of any security therefore.

2. Except as otherwise provided in the Credit Agreement, effective as of the date of acceptance hereof by the Agent, the Additional Lender (i) shall be deemed automatically to have become a party to the Credit Agreement and have all the rights and obligations of a "Lender" under the Credit Agreement as if it were an original signatory thereto and (ii) agrees to be bound by the terms and conditions set forth in the Credit Agreement as if it were an original signatory thereto.

3. The Additional Lender hereby advises you of the following administrative details with respect to its Loans and Commitment.

        (A)           Notices:

                      Institution Name: Bank Hapoalim B.M.
                      Address:  225 N. Michigan Avenue
                                Suite 900
                                Chicago, Illinois  60601-7601
                      Telephone: (312) 228-6410
                      Facsimile: (312) 228-6490

        (B)           Payment Instructions:

     THIS AGREEMENT SHALL BE DEEMED TO BE A CONTRACTUAL OBLIGATION UNDER, AND SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF ILLINOIS.

     The Commitment Amount Increase shall be effective when the executed consent of the Agent is received or otherwise in accordance with Section 1.11 of the Credit Agreement, but not in any case prior to July 9, 2003. It shall be a condition to the effectiveness of the Commitment Amount Increase that (i) all fees and expenses referred to in Section 1.11 of the Credit Agreement shall have been paid and (ii) no Eurodollar Loans shall be outstanding on the date of such effectiveness.

     The Company hereby certifies that no Default or Event of Default has occurred and is continuing.

     Please indicate the Agent's consent to such Commitment Amount Increase by signing the enclosed copy of this letter in the space provided below.


                                         Very truly yours,

                                         EMCOR GROUP, INC.


                                         By
                                            ------------------------------------
                                             Name:
                                                  ------------------------------
                                             Title:
                                                   -----------------------------


                                         BANK HAPOALIM B.M.


                                         By:
                                            ------------------------------------
                                             Name:
                                                   -----------------------------
                                             Title:
                                                    ----------------------------

The undersigned hereby consents
on this 9th day of July,
2003 to the above-requested Commitment
Amount Increase.

HARRIS TRUST AND SAVINGS BANK,
     as Agent


By:
    ------------------------------------
     Name:
           -----------------------------
     Title:
            ----------------------------

                                  ATTACHMENT I

            LENDER                                       COMMITMENT

      BANK HAPOALIM B.M.                                 $10,000,000

                                                                  Exhibit 4.1(j)

                       COMMITMENT AMOUNT INCREASE REQUEST


                                  July 9, 2003

Harris Trust and Savings Bank,
  as Agent (the "Agent")
  for the Lenders referred to below
111 West Monroe Street
Chicago Illinois  60603

Attention:  Wes Frangul

  Re:           Credit Agreement dated as of September 26, 2002
             among EMCOR Group, Inc., the Lenders party thereto and
                     Harris Trust and Savings Bank, as Agent
                   (as amended, modified or supplemented from
                     time to time, the "Credit Agreement").
         --------------------------------------------------------------

Ladies and Gentlemen:

     In accordance with the Credit Agreement, the Company hereby requests that the Agent consent to an increase in the aggregate Commitments (the "Commitment Amount Increase"), in accordance with Section 1.11 of the Credit Agreement, to be effected by an increase in the Commitment of The Governor and Company of Bank of Scotland (the "Additional Lender") as a Lender under the terms of the Credit Agreement. Capitalized terms used herein without definition shall have the same meanings herein as such terms have in the Credit Agreement.

     After  giving  effect  to such  Commitment  Amount  Increase,  and upon the
effectiveness  of  the  Commitment  Amount  Increase,   the  Commitment  of  the
Additional Lender will be as set forth on Attachment I hereto.

1. The Additional Lender hereby confirms that it has received a copy of the Credit Agreement and the exhibits and schedules related thereto together with copies of the documents which were required to be delivered under the Credit Agreement as a condition to the making of the Loans and extensions of credit thereunder. The Additional Lender acknowledges and agrees that it has made and will continue to make, independently and without reliance upon the Agent or any other Lender and based on such documents and information as it has deemed appropriate, its own credit analysis and decisions relating to the Credit Agreement. The Additional Lender further acknowledges and agrees that the Agent has not made any representations or warranties about the credit worthiness of the Company or any other party to the Credit Agreement or with respect to the legality, validity, sufficiency or enforceability of the Credit Agreement or the value of any security therefore.

2. Except as otherwise provided in the Credit Agreement, effective as of the date of acceptance hereof by the Agent, the Additional Lender (i) shall be deemed automatically to have become a party to the Credit Agreement and have all the rights and obligations of a "Lender" under the Credit Agreement as if it were an original signatory thereto and (ii) agrees to be bound by the terms and conditions set forth in the Credit Agreement as if it were an original signatory thereto.

3. The Additional Lender hereby advises you of the following administrative details with respect to its Loans and Commitment.

           (A)    Notices:

                  Institution Name: The Governor and Company of Bank of Scotland
                  Address:  7th Floor, 155 Bishopsgate,
                            Bishopsgate Exchange,
                            London, EC2M7YB
                  Telephone: 44 207 012 9217
                  Facsimile: 44 207 012 9454

           (B)    Payment Instructions:

     THIS AGREEMENT SHALL BE DEEMED TO BE A CONTRACTUAL OBLIGATION UNDER, AND SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF ILLINOIS.


     The Commitment Amount Increase shall be effective when the executed consent of the Agent is received or otherwise in accordance with Section 1.11 of the Credit Agreement, but not in any case prior to July 9, 2003. It shall be a condition to the effectiveness of the Commitment Amount Increase that (i) all fees and expenses referred to in Section 1.11 of the Credit Agreement shall have been paid and (ii) no Eurodollar Loans shall be outstanding on the date of such effectiveness.

     The Company hereby certifies that no Default or Event of Default has occurred and is continuing.

     Please indicate the Agent's consent to such Commitment Amount Increase by signing the enclosed copy of this letter in the space provided below.


                                         Very truly yours,

                                         EMCOR GROUP, INC.


                                         By
                                            ------------------------------------
                                             Name:
                                                  ------------------------------
                                             Title:
                                                   -----------------------------


                                         THE GOVERNOR AND COMPANY OF
                                         BANK OF SCOTLAND


                                         By:
                                            ------------------------------------
                                             Name:
                                                   -----------------------------
                                             Title:
                                                    ----------------------------

The undersigned hereby consents
on this 9th day of July,
2003 to the above-requested Commitment
Amount Increase.

HARRIS TRUST AND SAVINGS BANK,
     as Agent


By:
    ------------------------------------
     Name:
           -----------------------------
     Title:
            ----------------------------

                                  ATTACHMENT I

            LENDER                                   COMMITMENT

    THE GOVERNOR AND COMPANY OF                     $40,000,000
    BANK OF SCOTLAND

                                                                  Exhibit 4.1(k)



                       COMMITMENT AMOUNT INCREASE REQUEST


                                  July 9, 2003

Harris Trust and Savings Bank,
  as Agent (the "Agent")
  for the Lenders referred to below
111 West Monroe Street
Chicago Illinois  60603

Attention:  Wes Frangul

  Re:            Credit Agreement dated as of September 26, 2002
             among EMCOR Group, Inc., the Lenders party thereto and
                     Harris Trust and Savings Bank, as Agent
                   (as amended, modified or supplemented from
                     time to time, the "Credit Agreement").
         --------------------------------------------------------------

Ladies and Gentlemen:

     In accordance with the Credit Agreement, the Company hereby requests that the Agent consent to an increase in the aggregate Commitments (the "Commitment Amount Increase"), in accordance with Section 1.11 of the Credit Agreement, to be effected by an increase in the Commitment of U.S. Bank, National Association (the "Lender"), in its capacity as a Lender under the terms of the Credit Agreement. Capitalized terms used herein without definition shall have the same meanings herein as such terms have in the Credit Agreement.

     After giving effect to such Commitment Amount Increase, and upon the effectiveness of the Commitment Amount Increase, the Commitment of the Lender increasing its Commitment will be as set forth an Attachment I hereto.

     The Lender acknowledges and agrees that it has made and will continue to make, independently and without reliance upon the Agent or any other Lender and based on such documents and information as it has deemed appropriate, its own credit analysis and decisions relating to the Credit Agreement. The Lender further acknowledges and agrees that the Agent has not made any representations or warranties about the credit worthiness of the Company or any other party to the Credit Agreement or with respect to the legality, validity, sufficiency or enforceability of the Credit Agreement or the value of any security therefore.

     THIS AGREEMENT SHALL BE DEEMED TO BE A CONTRACTUAL OBLIGATION UNDER, AND SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF ILLINOIS.

     The Commitment Amount Increase shall be effective when the executed consent of the Agent is received or otherwise in accordance with Section 1.11 of the Credit Agreement, but not in any case prior to July 9, 2003. It shall be a condition to the effectiveness of the Commitment Amount Increase that (i) all fees and expenses referred to in Section 1.11 of the Credit Agreement shall have been paid and (ii) no Eurodollar Loans shall be outstanding on the date of such effectiveness.

     The Company hereby certifies that no Default or Event of Default has occurred and is continuing.

     Please indicate the Agent's consent to such Commitment Amount Increase by signing the enclosed copy of this letter in the space provided below.


                                         Very truly yours,

                                         EMCOR GROUP, INC.


                                         By
                                            ------------------------------------
                                             Name:
                                                  ------------------------------
                                             Title:
                                                   -----------------------------


                                         U.S. BANK, NATIONAL ASSOCIATION


                                         By:
                                            ------------------------------------
                                             Name:
                                                   -----------------------------
                                             Title:
                                                    ----------------------------

The undersigned hereby consents
on this 9th day of July,
2003 to the above-requested Commitment
Amount Increase.

HARRIS TRUST AND SAVINGS BANK,
     as Agent


By:
    ------------------------------------
     Name:
           -----------------------------
     Title:
            ----------------------------

                                  ATTACHMENT I

              LENDER                                      COMMITMENT

   U.S. BANK, NATIONAL ASSOCIATION                        $30,000,000

                                                                    Exhibit 99.1


                                  CERTIFICATION

I, Frank T. MacInnis, Chairman of the Board and Chief Executive Officer of EMCOR Group, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of EMCOR Group, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d -15(e)) for the registrant and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

          (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting and


     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:     July 24, 2003                            /s/ FRANK T. MACINNIS
                                                  ------------------------
                                                     Frank T. MacInnis
                                                  Chairman of the Board of
                                                      Directors and
                                                  Chief Executive Officer

                                                                    Exhibit 99.2

                                  CERTIFICATION

I, Leicle E. Chesser, Executive Vice President and Chief Financial Officer of EMCOR Group, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of EMCOR Group, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d -15(e)) for the registrant and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

          (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:     July 24, 2003                             /s/ LEICLE E. CHESSER
                                                   ---------------------------
                                                        Leicle E. Chesser
                                                    Executive Vice President
                                                   and Chief Financial Officer

                                                                    Exhibit 99.3


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT 0F 2002


     In connection with the Quarterly Report of EMCOR Group, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank
T. MacInnis, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:     July 24, 2003                           /s/ FRANK T. MACINNIS
                                                 -----------------------
                                                     Frank T. MacInnis
                                                 Chief Executive Officer

A signed original of this written statement required in Section 906 has been provided to EMCOR Group, Inc. and will be retained by EMCOR Group, Inc. and furnished to the Securities and Exchange Commission of its staff upon request.

                                                                    Exhibit 99.4


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT 0F 2002


     In connection with the Quarterly Report of EMCOR Group, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Leicle
E. Chesser, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:     July 24, 2003                              /s/ LEICLE E. CHESSER
                                                     ------------------------
                                                         Leicle E. Chesser
                                                      Chief Financial Officer


A signed original of this written statement required in Section 906 has been provided to EMCOR Group, Inc. and will be retained by EMCOR Group, Inc. and furnished to the Securities and Exchange Commission of its staff upon request.