Form 10-Q
period 2003-09-30
EMCOR GROUP INC
filed 2003-10-23
CIK 105634

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                      Quarterly Report Under Section 13 or
                  15(d) of the Securities Exchange Act of 1934
--------------------------------------------------------------------------------

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003


                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

             For the transition period from __________ to __________
--------------------------------------------------------------------------------

                          Commission file number 0-2315

                                EMCOR Group, Inc.
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                               11-2125338
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

301 Merritt Seven Corporate Park
   Norwalk, Connecticut                                        06851-1060
--------------------------------                               ----------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No __


     Indicate by check mark whether the Registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes X   No __


                      Applicable Only To Corporate Issuers
                      ------------------------------------

     Number of shares of Common Stock outstanding as of the close of business on October 20, 2003: 15,014,199 shares.

                                EMCOR GROUP, INC.
                                      INDEX


                                                                        Page No.


PART I - Financial Information

Item 1     Financial Statements

           Condensed Consolidated Balance Sheets -
           as of September 30, 2003 and December 31, 2002                      1

           Condensed Consolidated Statements of Operations -
           three months ended September 30, 2003 and 2002                      3

           Condensed Consolidated Statements of Operations -
           nine months ended September 30, 2003 and 2002                       4

           Condensed Consolidated Statements of Cash Flows -
           nine months ended September 30, 2003 and 2002                       5

           Condensed Consolidated Statements of Stockholders'
           Equity and Comprehensive Income -
           nine months ended September 30, 2003 and 2002                       6

           Notes to Condensed Consolidated Financial Statements                7


Item 2     Management's Discussion and Analysis of Results of Operations
           and Financial Condition                                            16

Item 3     Quantitative and Qualitative Disclosures about Market Risk         29

Item 4     Controls and Procedures                                            30

PART II - Other Information

Item 1     Legal Proceedings                                                  30

Item 6     Exhibits and Reports on Form 8-K                                   31

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
--------------------------------------------------------------------------------
                                               September 30,        December 31,
                                                   2003                 2002
                                                (Unaudited)
--------------------------------------------------------------------------------

                           ASSETS

Current assets:
    Cash and cash equivalents                    $   82,162         $   93,103
    Accounts receivable, net                      1,012,911            964,968
    Costs and estimated earnings in excess
        of billings on uncompleted contracts        272,969            235,809
    Inventories                                      11,876             12,271
    Prepaid expenses and other                       35,423             28,784
                                                 ----------         ----------

        Total current assets                      1,415,341          1,334,935

Investments, notes and other long-term
    receivables                                      29,008             24,642

Property, plant and equipment, net                   68,363             70,750

Goodwill                                            293,538            290,412

Identifiable intangible assets, net                  11,561             13,845

Other assets                                         20,824             23,907
                                                 ----------         ----------

        Total assets                             $1,838,635         $1,758,491
                                                 ==========         ==========



See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
--------------------------------------------------------------------------------
                                                      September 30, December 31,
                                                           2003        2002
                                                       (Unaudited)
--------------------------------------------------------------------------------

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Borrowings under working capital credit line       $  194,979    $  112,000
    Current maturities of long-term debt and capital
       lease obligations                                      544        22,276
    Accounts payable                                      389,270       409,562
    Billings in excess of costs and estimated
       earnings on uncompleted contracts                  372,714       363,092
    Accrued payroll and benefits                          138,266       159,416
    Other accrued expenses and liabilities                131,870       113,529
                                                       ----------    ----------

       Total current liabilities                        1,227,643     1,179,875

    Long-term debt and capital lease obligations              622           905

    Other long-term obligations                            94,367        87,841
                                                       ----------    ----------

       Total liabilities                                1,322,632     1,268,621
                                                       ----------    ----------

Stockholders' equity:
    Preferred stock, $0.10 par value, 1,000,000 shares
       authorized, zero issued and outstanding                 --            --
    Common stock, $0.01 par value, 30,000,000 shares
       authorized, 16,143,516  and 16,050,862 shares
       issued, respectively                                   161           161
    Capital surplus                                       315,429       312,393
    Accumulated other comprehensive loss                      (87)       (5,148)
    Retained earnings                                     217,297       199,300
    Treasury stock, at cost 1,129,317 and 1,131,985
      shares, respectively                                (16,797)      (16,836)
                                                       ----------    ----------

       Total stockholders' equity                         516,003       489,870
                                                       ----------    ----------

Total liabilities and stockholders' equity             $1,838,635    $1,758,491
                                                       ==========    ==========



See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)
--------------------------------------------------------------------------------

Three months ended September 30,                   2003                 2002
--------------------------------------------------------------------------------

Revenues                                        $1,157,588           $1,052,285
Cost of sales                                    1,039,382              923,052
                                                ----------           ----------

Gross profit                                       118,206              129,233
Selling, general and administrative expenses       104,671               93,375
                                                ----------           ----------

Operating income                                    13,535               35,858
Interest expense, net                                1,987                1,073
                                                ----------           ----------

Income before income taxes                          11,548               34,785
Income tax provision                                 5,080               15,306
                                                ----------           ----------

Net income                                      $    6,468           $   19,479
                                                ==========           ==========

Basic earnings per share                        $     0.43           $     1.31
                                                ==========           ==========

Diluted earnings per share                      $     0.42           $     1.26
                                                ==========           ==========


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)
--------------------------------------------------------------------------------

Nine months ended September 30,                      2003               2002
--------------------------------------------------------------------------------

Revenues                                          $3,362,996         $2,848,983
Cost of sales                                      3,004,746          2,510,148
                                                  ----------         ----------

Gross profit                                         358,250            338,835
Selling, general and administrative expenses         320,484            263,522
                                                  ----------         ----------

Operating income                                      37,766             75,313
Interest expense, net                                  5,631              1,101
                                                  ----------         ----------

Income before income taxes                            32,135             74,212
Income tax provision                                  14,138             32,654
                                                  ----------         ----------

Net income                                        $   17,997         $   41,558
                                                  ==========         ==========

Basic earnings per share                          $     1.20         $     2.80
                                                  ==========         ==========

Diluted earnings per share                        $     1.16         $     2.69
                                                  ==========         ==========


See Notes to Condensed Consolidated Financial Statements.

 EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
--------------------------------------------------------------------------------

   Nine months ended September 30,                       2003         2002
--------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income                                       $    17,997    $  41,558
   Depreciation and amortization                         15,986       11,477
   Amortization of identifiable intangible assets         2,284           --
   Other non-cash expenses                                5,279        2,421
   Changes in operating assets and liabilities,
     excluding the effect of business acquired          (94,732)      34,657
                                                      ---------    ---------
Net cash (used in) provided by operating activities     (53,186)      90,113
                                                      ---------    ---------

Cash flows from investing activities:
   Payments for acquisitions of businesses, net of
     cash acquired, and related earn-out agreements      (3,127)    (169,787)
   Proceeds from sale of assets                             521          987
   Purchase of property, plant and equipment            (13,388)     (12,935)
   Net disbursements related to other investments        (4,366)      (9,641)
                                                    -----------    ---------
Net cash used in investing activities                   (20,360)    (191,376)
                                                    -----------    ---------

Cash flows from financing activities:
   Proceeds from working capital credit lines         1,199,483       50,000
   Repayments of working capital credit lines        (1,116,504)     (50,000)
   Net repayments for long-term debt                    (22,204)      (1,150)
   Net borrowings for capital lease obligations             189          103
   Net proceeds from exercise of stock options            1,641        1,397
                                                    -----------    ---------
Net cash provided by financing activities                62,605          350
                                                    -----------    ---------
Decrease in cash and cash equivalents                   (10,941)    (100,913)
Cash and cash equivalents at beginning of year           93,103      189,766
                                                    -----------    ---------
Cash and cash equivalents at end of period          $    82,162    $  88,853
                                                    ===========    =========

Supplemental cash flow information:
   Cash paid for:
     Interest                                       $     5,321    $   5,413
     Income taxes                                   $    13,048    $  41,059
   Non-cash financing activities:
     Debt assumed in acquisition                    $        --    $  22,115

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
                                            Common      Capital     comprehensive     Retained    Treasury   Comprehensive
                                Total       stock       surplus       loss (1)        earnings      stock         income
------------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 2002      $421,933       $159      $307,636       $(5,424)        $136,398    $(16,836)
  Net income                    41,558         --            --            --           41,558          --       $41,558
  Foreign currency translation
    adjustments                  2,484         --            --         2,484               --          --         2,484
                                                                                                                 -------
  Comprehensive income              --         --            --            --               --          --       $44,042
                                                                                                                 =======
  Common stock issued under
    stock option plans           1,397          0         1,397            --               --          --
  Value of Restricted Stock
    Units (2)                    2,089         --         2,089            --               --          --
                              --------       ----      --------       -------         --------    --------
Balance, September 30, 2002   $469,461       $159      $311,122       $(2,940)        $177,956    $(16,836)
                              ========       ====      ========       =======         ========    ========

Balance, January 1, 2003      $489,870       $161      $312,393       $(5,148)        $199,300    $(16,836)
  Net income                    17,997         --            --            --           17,997          --       $17,997
  Foreign currency translation
    adjustments                  5,061         --            --         5,061               --          --         5,061
                                                                                                                 -------
  Comprehensive income              --         --            --            --               --          --       $23,058
                                                                                                                 =======
  Common stock issued under
    stock option plans           1,641          0         1,602            --               --          39
  Value of Restricted Stock
    Units (3)                    1,434         --         1,434            --               --          --
                              --------       ----      --------       -------         --------    --------
Balance, September 30, 2003   $516,003       $161      $315,429       $   (87)        $217,297    $(16,797)
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

In the opinion of EMCOR, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly the financial position of EMCOR and the results of its operations. The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

On March 1, 2002, EMCOR acquired from Comfort Systems USA, Inc. ("CSU") a group of companies (the "Acquired Comfort Companies"). On December 19, 2002, EMCOR acquired all the capital stock of Consolidated Engineering Services, Inc. ("CES") from Archstone-Smith Operating Trust and others. EMCOR acquired two additional companies during 2002. These acquisitions were accounted for by the purchase method, and the purchase prices have been allocated to the assets acquired and liabilities assumed, based upon the estimated fair values of these assets and liabilities at their respective dates of acquisition. The CES purchase price allocation is preliminary and subject to finalization, which could lead to the recognition of additional intangible assets subject to amortization.

Certain reclassifications of prior year amounts have been made to conform to current year presentation.

NOTE B  New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (the "FASB") issued Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN 45" or the "Interpretation"). FIN 45 clarifies the requirements of FASB Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 may require that, upon issuance of a guarantee, the guarantor recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002. The Interpretation's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation. EMCOR has determined that the adoption of FIN 45 only impacted disclosures and the accounting for guarantees was not impacted as of September 30, 2003.


In January 2003, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002 and was adopted by EMCOR for all periods presented herein. EMCOR did not change to the fair value based method of accounting for stock-based employee compensation; therefore, adoption of SFAS 148 has impacted disclosures, not the financial results, of EMCOR.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. EMCOR is currently evaluating the effect the adoption of the provisions of FIN 46 will have on EMCOR's consolidated financial condition or results of operations.


In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The new guidance amends SFAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133,
(b) in connection with other FASB projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. EMCOR has determined that the provisions of SFAS 149 will have no effect on EMCOR's consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. EMCOR does not have any financial instruments that meet the provisions of SFAS 150; therefore, EMCOR has determined that the provisions of SFAS 150 will have no effect on EMCOR's consolidated financial position, results of operations or cash flows.

NOTE C   Earnings Per Share

Calculation of Basic and Diluted Earnings per share

The following tables summarize EMCOR's calculation of Basic and Diluted Earnings per Share ("EPS") for the three and nine month periods ended September 30, 2003 and 2002:
                                                  Three months ended
                                                  September 30, 2003
                                     -------------------------------------------
                                      Income           Shares          Per Share
                                    (Numerator)     (Denominator)        Amount
                                     -------------------------------------------

Basic EPS
Income available to common
  stockholders                       $6,468,000       15,003,737        $0.43
                                                                        =====
Effect of Dilutive Securities:
  Options                                    --          457,369
                                     ----------       ----------
Diluted EPS                          $6,468,000       15,461,106        $0.42
                                     ==========       ==========        =====


                                                  Nine months ended
                                                 September 30, 2003
                                     -------------------------------------------
                                      Income           Shares          Per Share
                                    (Numerator)     (Denominator)        Amount
                                     -------------------------------------------

Basic EPS
Income available to common
  stockholders                      $17,997,000       14,974,590        $1.20
                                                                        =====
Effect of Dilutive Securities:
  Options                                    --          497,121
                                    -----------       ----------
Diluted EPS                         $17,997,000       15,471,711        $1.16
                                    ===========       ==========        =====

                                                  Three months ended
                                                  September 30, 2002
                                    --------------------------------------------
                                      Income           Shares          Per Share
                                    (Numerator)     (Denominator)        Amount
                                    --------------------------------------------

Basic EPS
Income available to common
  stockholders                      $19,479,000       14,905,849        $1.31
                                                                        =====
Effect of Dilutive Securities:
  Options                                    --          560,118
                                    -----------       ----------
Diluted EPS                         $19,479,000       15,465,967        $1.26
                                    ===========       ==========        =====


                                                   Nine months ended
                                                   September 30, 2002
                                    --------------------------------------------
                                      Income           Shares          Per Share
                                    (Numerator)     (Denominator)        Amount
                                    --------------------------------------------

Basic EPS
Income available to common
  stockholders                      $41,558,000       14,866,212        $2.80
                                                                        =====
Effect of Dilutive Securities:
  Options                                    --          590,183
                                    -----------       ----------
Diluted EPS                         $41,558,000       15,456,395        $2.69
                                    ===========       ==========        =====


There were options to purchase 425,499 shares and 227,730 shares of common stock outstanding during the three and nine month periods ended September 30, 2003, respectively, which options were anti-dilutive and required to be excluded from the calculation of diluted EPS. There were no anti-dilutive stock options that were required to be excluded from the calculation of diluted EPS for the three and nine month periods ended September 30, 2002.

NOTE D   Valuation of Stock Option Grants

At September 30, 2003, EMCOR had several stock-based compensation plans and programs. EMCOR applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized in the accompanying Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2003 and 2002 in respect of stock options granted during those periods inasmuch as EMCOR grants stock options at fair market value. Had compensation cost for these options been determined consistent with SFAS 123 and SFAS 148, EMCOR's net income, basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS") would have been reduced from the "as reported amounts" below to the "pro forma amounts" below for the three and nine months ended September 30, 2003 and 2002 (in thousands, except per share amounts):

                                                                            For the three months        For the nine months
                                                                                ended Sept. 30,            ended Sept. 30,
                                                                            --------------------        -------------------
                                                                              2003         2002           2003        2002
                                                                              ----         ----           ----        ----
Net income:
  As reported.....................................................           $6,468      $19,479        $17,997     $41,558
  Less: Total stock-based compensation expense determined
     under a fair value based method, net of related tax effects..               80          280            713       2,548
                                                                             ------      -------        -------     -------
  Pro Forma.......................................................           $6,388      $19,199        $17,284     $39,010
                                                                             ======      =======        =======     =======

Basic EPS:
  As reported.....................................................           $ 0.43      $  1.31        $  1.20     $  2.80
  Pro Forma.......................................................           $ 0.43      $  1.29        $  1.15     $  2.62
Diluted EPS:
  As reported.....................................................           $ 0.42      $  1.26        $  1.16     $  2.69
  Pro Forma.......................................................           $ 0.41      $  1.24        $  1.12     $  2.52

Common Stock

As of September 30, 2003 and December 31, 2002, 15,014,199 and 14,918,877 shares of EMCOR common stock were outstanding, respectively.

NOTE E  Long-Term Debt

Long-term debt in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

                                            Sept. 30,            Dec. 31,
                                              2003                 2002
                                            ---------            --------
Notes Payable at 10.0%, due 2003             $   --              $21,815
Capitalized lease obligations                   540                  351
Other                                           626                1,015
                                             ------              -------
                                              1,166               23,181
Less: current maturities                        544               22,276
                                             ------              -------
                                             $  622              $   905
                                             ======              =======

The Notes Payable of $21.8 million at December 31, 2002 were notes made by CSU to former owners of certain Acquired Comfort Companies, which notes were assumed by EMCOR in connection with the acquisition of the Acquired Comfort Companies. The Notes Payable accrued interest at 10.0% per annum and were paid in full in April 2003.

NOTE F   Segment Information

EMCOR has the following reportable segments which provide services associated with the design, integration, installation, startup, operation and maintenance of various systems: United States electrical construction and facilities services (systems for generation and distribution of electrical power; lighting systems; low voltage systems such as fire alarm, security, communications and process control systems; and voice and data systems), United States mechanical construction and facilities services (systems for heating, ventilation, air conditioning, refrigeration and clean room ventilation systems; and plumbing, process and high-purity piping systems), United States facilities services, Canada construction and facilities services, United Kingdom construction and facilities services, and Other international construction and facilities services. The segment "United States facilities services" principally consists of those operations which primarily provide a portfolio of services needed to support the operation and maintenance of customers' facilities (mobile operation and maintenance services, site-based operation and maintenance services, call center services, facility planning and consulting and energy management programs) which services are not related to customers' construction programs. The Canada, United Kingdom and Other international segments perform electrical construction, mechanical construction and facilities services. "Other international construction and facilities services" represents EMCOR's operations outside of the United States, Canada, and the United Kingdom (primarily in South Africa and the Middle East during the periods presented).

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

                                                                      For the three months ended September 30,
                                                                           As Reported            Pro Forma
                                                                      -----------------------     ----------
                                                                         2003         2002           2002
                                                                      ----------   ----------     ----------
Revenues from unrelated entities:
  United States electrical construction and facilities services       $  354,341   $  291,999     $  292,189
  United States mechanical construction and facilities services          422,015      454,123        462,464
  United States facilities services                                      162,474       70,740        169,570
                                                                      ----------   ----------     ----------
  Total United States operations                                         938,830      816,862        924,223
  Canada construction and facilities services                             83,222       91,329         91,329
  United Kingdom construction and facilities services                    135,536      144,094        144,094
  Other international construction and facilities services                    --           --             --
                                                                      ----------   ----------     ----------
  Total worldwide operations                                          $1,157,588   $1,052,285     $1,159,646
                                                                      ==========   ==========     ==========


Total  revenues:
  United States electrical construction and facilities services       $  358,721   $  307,497     $  307,687
  United States mechanical construction and facilities services          426,111      454,915        463,256
  United States facilities services                                      162,760       71,164        169,994
  Less intersegment revenues                                              (8,762)     (16,714)       (16,714)
                                                                      ----------   ----------     ----------
  Total United States operations                                         938,830      816,862        924,223
  Canada construction and facilities services                             83,222       91,329         91,329
  United Kingdom construction and facilities services                    135,536      144,094        144,094
  Other international construction and facilities services                    --           --             --
                                                                      ----------   ----------     ----------
  Total worldwide operations                                          $1,157,588   $1,052,285     $1,159,646
                                                                      ==========   ==========     ==========


                                                                      For the nine months ended September 30,
                                                                           As Reported            Pro Forma
                                                                      -----------------------     ----------
                                                                         2003         2002           2002
                                                                      ----------   ----------     ----------
Revenues from unrelated entities:
  United States electrical construction and facilities services       $  930,250   $  864,879     $  867,111
  United States mechanical construction and facilities services        1,264,606    1,203,663      1,330,321
  United States facilities services                                      495,663      174,993        457,520
                                                                      ----------   ----------     ----------
  Total United States operations                                       2,690,519    2,243,535      2,654,952
  Canada construction and facilities services                            267,548      229,980        229,980
  United Kingdom construction and facilities services                    404,929      375,468        375,468
  Other international construction and facilities services                    --           --             --
                                                                      ----------   ----------     ----------
  Total worldwide operations                                          $3,362,996   $2,848,983     $3,260,400
                                                                      ==========   ==========     ==========


Total  revenues:
  United States electrical construction and facilities services       $  950,796   $  889,244     $  891,476
  United States mechanical construction and facilities services        1,271,308    1,206,070      1,332,728
  United States facilities services                                      497,026      176,639        459,166
  Less intersegment revenues                                             (28,611)     (28,418)       (28,418)
                                                                      ----------   ----------     ----------
  Total United States operations                                       2,690,519    2,243,535      2,654,952
  Canada construction and facilities services                            267,548      229,980        229,980
  United Kingdom construction and facilities services                    404,929      375,468        375,468
  Other international construction and facilities services                    --           --             --
                                                                      ----------   ----------     ----------
  Total worldwide operations                                          $3,362,996   $2,848,983     $3,260,400
                                                                      ==========   ==========     ==========



                                                                      For the three months ended September 30,
                                                                           As Reported            Pro Forma
                                                                      -----------------------     ----------
                                                                         2003         2002           2002
                                                                      ----------   ----------     ----------
Operating income (loss):
  United States electrical construction and facilities services       $   14,899   $   21,855     $   21,878
  United States mechanical construction and facilities services            3,688       15,751         16,344
  United States facilities services                                        5,589        2,897          9,428
                                                                      ----------   ----------     ----------
  Total United States operations                                          24,176       40,503         47,650
  Canada construction and facilities services                              1,350        1,276          1,276
  United Kingdom construction and facilities services                     (3,174)         435            435
  Other international construction and facilities services                   131          142            142
  Corporate administration                                                (8,948)      (6,498)        (6,498)
                                                                      ----------   ----------     ----------
  Total worldwide operations                                              13,535       35,858         43,005

Other corporate items:
  Interest expense                                                        (2,131)      (1,411)        (3,108)
  Interest income                                                            144          338            339
                                                                      ----------   ----------     ----------
  Income before income taxes                                          $   11,548   $   34,785     $   40,236
                                                                      ==========   ==========     ==========




                                                                      For the nine months ended September 30,
                                                                           As Reported            Pro Forma
                                                                      -----------------------     ----------
                                                                         2003         2002           2002
                                                                      ----------   ----------     ----------
Operating income (loss):
  United States electrical construction and facilities services       $   44,017   $   52,814     $   53,139
  United States mechanical construction and facilities services           14,267       41,563         43,697
  United States facilities services                                       12,328        2,377         19,559
                                                                      ----------   ----------     ----------
  Total United States operations                                          70,612       96,754        116,395
  Canada construction and facilities services                              3,116        1,510          1,510
  United Kingdom construction and facilities services                    (10,514)          88             88
  Other international construction and facilities services                    19           85             85
  Corporate administration                                               (25,467)     (23,124)       (23,124)
                                                                      ----------   ----------     ----------
  Total worldwide operations                                              37,766       75,313         94,954

Other corporate items:
  Interest expense                                                        (6,159)      (2,751)        (7,681)
  Interest income                                                            528        1,650          1,656
                                                                      ----------   ----------     ----------
  Income before income taxes                                          $   32,135   $   74,212     $   88,929
                                                                      ==========   ==========     ==========




                                                                       Sept. 30,    Dec. 31,
                                                                         2003         2002
                                                                      ----------   ----------
Total assets:
  United States electrical construction and facilities services       $  376,473   $  308,752
  United States mechanical construction and facilities services          807,712      810,498
  United States facilities services                                      276,653      292,218
                                                                      ----------   ----------
  Total United States operations                                       1,460,838    1,411,468
  Canada construction and facilities services                            100,553       77,727
  United Kingdom construction and facilities services                    178,573      191,563
  Other international construction and facilities services                 4,301        5,071
  Corporate administration                                                94,370       72,662
                                                                      ----------   ----------
  Total worldwide operations                                          $1,838,635   $1,758,491
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



                                                           Adjustments to Arrive at Pro Forma Results of Operations
                                         ------------------------------------------------------------------------------------

                                                               For the three months ended
                                                                    September 30, 2002
                                         -------------------------------------------------------------------

                                                 EMCOR                          Other
                                              as Reported         CES (1)   Acquisitions(1)     Pro Forma
                                         -------------------------------------------------------------------
  Revenues                                    $1,052,285         $105,540      $1,821          $1,159,646
  Operating income                            $   35,858         $  7,125      $   22          $   43,005
  Interest income (expense), net              $   (1,073)        $ (1,697)     $    1          $   (2,769)
  Income before income taxes                  $   34,785         $  5,428      $   23          $   40,236
  Net income                                  $   19,479         $  3,040      $   14          $   22,533
  Basic earnings per share                    $     1.31         $   0.20      $ 0.00          $     1.51
  Diluted earnings per share                  $     1.26         $   0.20      $ 0.00          $     1.46


                                                                         For the nine months ended
                                                                            September 30, 2002
                                         ------------------------------------------------------------------------------------
                                                                Acquired
                                                 EMCOR           Comfort                           Other
                                              as Reported      Companies(2)       CES (3)      Acquisitions(3)    Pro Forma
                                         ------------------------------------------------------------------------------------
  Revenues                                    $2,848,983         $ 94,084       $302,112         $15,221         $3,260,400
  Operating income                            $   75,313         $    (40)      $ 18,286         $ 1,395         $   94,954
  Interest income (expense), net              $   (1,101)        $    162       $ (5,092)        $     6         $   (6,025)
  Income before income taxes                  $   74,212         $    122       $ 13,194         $ 1,401         $   88,929
  Net income                                  $   41,558         $     68       $  7,389         $   784         $   49,799
  Basic earnings per share                    $     2.80         $   0.01       $   0.50         $  0.05         $     3.36
  Diluted earnings per share                  $     2.69         $   0.00       $   0.48         $  0.05         $     3.22



The pro forma results of operations, for segment information, is included in Note F Segment Information.

(1) Adjustments to arrive at pro forma results of operations for the three months ended September 30, 2002 represent results of operations from July 1, 2002 through September 30, 2002.
(2) Adjustments to arrive at pro forma results of operations for the nine months ended September 30, 2002 represent results of operations from January 1, 2002 through the acquisition date of March 1, 2002.
(3) Adjustments to arrive at pro forma results of operations for the nine months ended September 30, 2002 represent results of operations from January 1, 2002 through September 30, 2002.

NOTE H  Legal Proceedings

See Part II - Other Information, Item 1 - Legal Proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Highlights

Revenues of EMCOR Group, Inc. ("EMCOR") for the three months ended September 30, 2003 and 2002 were $1,157.6 million and $1,052.3 million, respectively. Net income for the three months ended September 30, 2003 was $6.5 million compared to net income of $19.5 million for the three months ended September 30, 2002. Diluted Earnings Per Share ("Diluted EPS") was $0.42 per share for the three months ended September 30, 2003 compared to Diluted EPS of $1.26 per share for the three months ended September 30, 2002.

Revenues for the nine months ended September 30, 2003 and 2002 were $3,363.0 million and $2,849.0 million, respectively. Net income for the nine months ended September 30, 2003 and 2002 was $18.0 million and $41.6 million, respectively. Diluted EPS was $1.16 per share for the nine months ended September 30, 2003 compared to $2.69 per share for the same period in the prior year.

On March 1, 2002, EMCOR acquired from Comfort Systems USA, Inc. ("CSU") a group of companies (the "Acquired Comfort Companies"). On December 19, 2002, EMCOR acquired all the capital stock of Consolidated Engineering Services, Inc. ("CES") from Archstone-Smith Operating Trust and others. EMCOR acquired two additional companies during 2002. These acquisitions were accounted for by the purchase method, and the purchase prices have been allocated to the assets acquired and liabilities assumed, based upon the estimated fair values of these assets and liabilities at their respective dates of acquisition. The CES purchase price allocation is preliminary and subject to finalization, which could lead to the recognition of additional intangible assets subject to amortization.

Operating Segments

EMCOR has the following reportable segments which provide services associated with the design, integration, installation, startup, operation and maintenance of various systems: United States electrical construction and facilities services (systems for generation and distribution of electrical power; lighting systems; low voltage systems such as fire alarm, security, communications and process control systems; and voice and data systems), United States mechanical construction and facilities services (systems for heating, ventilation, air conditioning, refrigeration and clean room ventilation systems; and plumbing, process and high-purity piping systems), United States facilities services, Canada construction and facilities services, United Kingdom construction and facilities services, and Other international construction and facilities services. The segment "United States facilities services" principally consists of those operations which primarily provide a portfolio of services needed to support the operation and maintenance of customers' facilities (mobile operation and maintenance services, site-based operation and maintenance services, call center services, facility planning and consulting and energy management programs) which services are not related to customers' construction programs. The Canada, United Kingdom and Other international segments perform electrical construction, mechanical construction and facilities services. "Other international construction and facilities services" represents EMCOR's operations outside of the United States, Canada, and the United Kingdom (primarily in South Africa and the Middle East during the periods presented).

Results of Operations

The results presented reflect certain reclassifications of prior period amounts to conform to current year presentation.

Revenues

The following table presents EMCOR's operating segment revenues and their respective percentage of total revenues (in thousands, except for percentages):

                                                                   For the three months ended September 30,
                                                                   ----------------------------------------
                                                                                % of                 % of
                                                                     2003       Total      2002      Total
                                                                     ----       -----      ----      -----
Revenues:
  United States electrical construction and facilities services    $  354,341    31%   $  291,999     28%
  United States mechanical construction and facilities services       422,015    36%      454,123     43%
  United States facilities  services                                  162,474    14%       70,740      7%
                                                                   ----------          ----------
  Total United States operations ...........................          938,830    81%      816,862     78%
  Canada construction and facilities services ..............           83,222     7%       91,329      9%
  United Kingdom construction and facilities services ......          135,536    12%      144,094     14%
  Other international construction and facilities services..               --     --           --      --
                                                                   ----------          ----------
  Total worldwide operations ...............................       $1,157,588   100%   $1,052,285    100%
                                                                   ==========          ==========

                                                                   For the nine months ended September 30,
                                                                   ---------------------------------------
                                                                                % of                 % of
                                                                     2003       Total      2002      Total
                                                                     ----       -----      ----      -----
Revenues:
  United States electrical construction and facilities services    $  930,250    28%   $  864,879     30%
  United States mechanical construction and facilities services     1,264,606    38%    1,203,663     42%
  United States facilities services ........................          495,663    15%      174,993      6%
                                                                   ----------          ----------
  Total United States operations ...........................        2,690,519    80%    2,243,535     79%
  Canada construction and facilities services ..............          267,548     8%      229,980      8%
  United Kingdom construction and facilities services ......          404,929    12%      375,468     13%
  Other international construction and facilities services..               --     --           --      --
                                                                   ----------          ----------
  Total worldwide operations ...............................       $3,362,996   100%   $2,848,983    100%
                                                                   ==========          ==========

EMCOR's revenues increased $105.3 million for the three months ended September 30, 2003 compared to 2002 third quarter revenues, of which $106.6 million in revenues was attributable to companies acquired in 2002. Revenues increased $514.0 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, of which $421.6 million in revenues was attributable to companies acquired in 2002. Revenues from EMCOR companies (excluding those acquired in 2002) decreased by $1.3 million for the three month period ended September 30, 2003 compared to the same period in the prior year, principally due to continued recessionary economic conditions resulting in a reduction in new commercial and industrial construction projects and discretionary spending, typically associated with projects of less than six months duration related to improvements, enhancements and repairs of facilities, in the commercial office and industrial markets. However, such revenues were positively affected by an increase in the number of longer-term transportation infrastructure, power generation and healthcare construction projects and an increase in the number of site-based facilities services operation and maintenance contracts. In addition, these positive factors combined to provide a revenues increase (after excluding revenues from companies acquired in 2002) of $92.4 million for the nine months ended September 30, 2003 compared to the same period in the prior year.

Revenues of United States electrical construction and facilities services business units for the three months ended September 30, 2003 were $354.3 million compared to $292.0 million for the three months ended September 30, 2002. Revenues of this segment for the nine months ended September 30, 2003 were $930.3 million compared to $864.9 million in the same period in 2002. The revenues for the three and nine month periods ended September 30, 2003, when compared to the same periods in 2002, reflect an increase in revenues from transportation infrastructure programs, power generation and healthcare projects, offset by a reduction in discretionary spending in the commercial office and industrial markets attributable to continued recessionary economic conditions.

Revenues of United States mechanical construction and facilities services business units for the three months ended September 30, 2003 were $422.0 million compared to $454.1 million for the three months ended September 30, 2002. Revenues of this segment for the nine months ended September 30, 2003 were
$1,264.6 million compared to $1,203.7 million in the same period in the prior year. The decrease in revenues for the three months ended September 30, 2003 compared to the same period in the prior year was due to a reduction in discretionary spending in the commercial office and industrial markets attributable to continued recessionary economic conditions, increased competition, as well as a reduction in demand for services as a result of cooler than normal weather conditions in parts of the United States. The increase in revenues of $60.9 million for the nine month period was primarily attributable to revenues from companies acquired in 2002.

United States facilities services revenues for the three months ended September 30, 2003 were $162.5 million compared to $70.7 million for the same three months in 2002. Revenues for the nine months ended September 30, 2003 were $495.7 million compared to $175.0 million in the same period in 2002. The revenues increases of $91.8 million and $320.7 million for the three and nine month periods, respectively, were primarily attributable to revenues of $ 97.6 million and $309.9 million, respectively, from companies acquired in 2002; the balance of the increase in revenues for the periods ended September 30, 2003 was attributable to increased site-based facilities operation and maintenance services performed by EMCOR's other subsidiaries. However, the increase in revenues was partially offset by a reduction in demand for mobile services, which services had been adversely affected by cooler than normal weather conditions in parts of the United States, curtailment of discretionary spending due to the economic recession, and increased competition.

Revenues of Canada construction and facilities services for the three months ended September 30, 2003 were $83.2 million compared to $91.3 million for the three months ended September 30, 2002. Revenues for the nine months ended September 30, 2003 were $267.5 million compared to $230.0 million in the same period in the prior year. The decrease in revenues for the three month period was primarily attributable to a temporary scale-back in work on certain long-term power generation construction projects due to project scheduling, partially offset by increased work on industrial outage construction projects. The increase in revenues for the nine month period was primarily attributable to continuing work on long-term power generation and industrial outage construction projects.

Revenues of United Kingdom construction and facilities services business units for the three months ended September 30, 2003 were $135.5 million compared to $144.1 million for the three months ended September 30, 2002. Revenues for the nine months ended September 30, 2003 were $404.9 million compared to $375.5 million in the same period in the prior year. The decrease in revenues for the three month period was due to a managed change in bidding criteria for construction. The increase in revenues for the nine month period was principally attributable to an increase in contracts in the facilities services and transportation infrastructure construction markets.

Other international construction and facilities services activities consist of EMCOR's operations primarily in the Middle East and South Africa. All of the current projects in these markets are being performed by joint ventures in which EMCOR has less than majority ownership. Accordingly, the results of these joint venture operations are accounted for under the equity method of accounting, and revenues attributable to such joint ventures are not reflected as revenues in the consolidated financial statements. This segment consists of operations that represented certain historical strategic opportunities which are not currently significant to EMCOR's operations. EMCOR continues to selectively pursue new business in the Middle East markets; however, the availability of opportunities has been significantly reduced as a result of local economic factors.

Cost of sales and Gross profit

The following table presents EMCOR's cost of sales, gross profit, and gross profit as a percentage of revenues (in thousands, except for percentages):

                                                      For the three months ended
                                                            September 30,
                                                      --------------------------
                                                        2003              2002
                                                        ----              ----
Cost of sales                                       $1,039,382        $  923,052
Gross profit                                        $  118,206        $  129,233
Gross profit, as a percentage of revenues                10.2%             12.3%

                                                      For the nine months ended
                                                             September 30,
                                                      --------------------------
                                                        2003              2002
                                                        ----              ----
Cost of sales                                       $3,004,746        $2,510,148
Gross profit                                        $  358,250        $  338,835
Gross profit, as a percentage of revenues                10.7%             11.9%

Gross profit (revenues less cost of sales) for the three months ended September 30, 2003 decreased $11.0 million to $118.2 million, compared to $129.2 million of gross profit for the three months ended September 30, 2002. As a percentage of revenues, gross profit for the three months ended September 30, 2003 and 2002, respectively, decreased to 10.2% from 12.3%. Gross profit of $358.3 million for the nine months ended September 30, 2003 was $19.4 million higher than the $338.8 million gross profit in the same period last year. As a percentage of revenues, gross profit decreased to 10.7% from 11.9% for the nine months ended September 30, 2003 and 2002, respectively. The decrease in gross profit for the three month period compared to the comparable prior year period was due to an increase in less profitable public sector construction work and a reduction in more profitable private sector, discretionary and small project work in the United States due to the economic recession, unfavorable contract performance on certain construction projects, increased competition, and market conditions attributable to the recession not favorable to construction project closeouts. (The foregoing factors are hereafter referred to collectively as "Unfavorable Market Conditions.") The increase in gross profit for the nine month period ended September 30, 2003 compared to the comparable prior year period was attributable to acquisitions and increased facilities services work which is generally performed at gross profit, as a percentage of revenues, higher than construction work; this gross profit was partially offset by the same factors that adversely affected the three month period gross profit ended September 30, 2003. The decrease in gross profit, as a percentage of revenues, for both the three and nine months ended September 30, 2003 was attributable to Unfavorable Market Conditions. Companies acquired in 2002 contributed $22.1 million and $76.2 million of gross profit in the three and nine month periods ended September 30, 2003, respectively.


Selling, general and administrative expenses

The following table presents EMCOR's selling, general and administrative expenses, and selling, general and administrative expenses as a percentage of revenues (in thousands, except for percentages):

                                                      For the three months ended
                                                             September 30,
                                                      --------------------------
                                                          2003          2002
                                                          ----          ----

Selling, general and administrative expenses           $104,671      $ 93,375
Selling, general and administrative expenses,
  as a percentage of revenues                              9.0%          8.9%


                                                       For the nine months ended
                                                             September 30
                                                       -------------------------
                                                          2003          2002
                                                          ----          ----

Selling, general and administrative expenses           $320,484      $263,522
Selling, general and administrative expenses,
  as a percentage of revenues                              9.5%          9.2%


Selling, general and administrative expenses for the three months ended September 30, 2003 increased $11.3 million to $104.7 million compared to $93.4 million for the three months ended September 30, 2002. Selling, general and administrative expenses as a percentage of revenues were 9.0% for the three months ended September 30, 2003, compared to 8.9% for the three months ended September 30, 2002. Selling, general and administrative expenses for the nine months ended September 30, 2003 were $320.5 million, an increase of $57.0 million compared to $263.5 million for the nine months ended September 30, 2002. Selling, general and administrative expenses as a percentage of revenues were 9.5% for the nine months ended September 30, 2003, compared to 9.2% for the nine months ended September 30, 2002. For the three and nine month periods ended September 30, 2003, respectively, selling, general and administrative expenses included amortization expense of $0.5 million and $2.3 million attributable to identifiable intangible assets associated with acquisitions. Selling, general and administrative expenses (excluding companies acquired in 2002) were approximately $87.4 million (8.3% of revenues) and $254.3 million (8.6% of revenues) for the three and nine month periods ended September 30, 2003, respectively, compared to $93.4 million (8.9% of revenues) and $263.5 million (9.2% of revenues) for the three and nine months ended September 30, 2002, which decrease in selling, general and administrative expenses was attributable to a managed reduction of both variable and fixed expenses across EMCOR as a result of changes in its business activities.



Operating income

The following table presents EMCOR's operating income and operating income as a percentage of segment revenues (in thousands, except for percentages):

                                                                        For the three months ended September 30,
                                                                   -------------------------------------------------
                                                                                  % of                       % of
                                                                                 Segment                    Segment
                                                                     2003        Revenues       2002        Revenues
                                                                     ----        --------       ----        --------
Operating income (loss):
  United States electrical construction and facilities services    $14,899         4.2%       $21,855         7.5%
  United States mechanical construction and facilities services      3,688         0.9%        15,751         3.5%
  United States facilities services                                  5,589         3.4%         2,897         4.1%
                                                                   -------                    -------
  Total United States operations                                    24,176         2.6%        40,503         5.0%
  Canada construction and facilities services                        1,350         1.6%         1,276         1.4%
  United Kingdom construction and facilities services               (3,174)                       435         0.3%
  Other international construction and facilities services             131                        142
  Corporate administration                                          (8,948)                    (6,498)
                                                                   -------                    -------
  Total worldwide operations                                        13,535         1.2%        35,858         3.4%

  Other corporate items:
     Interest expense                                               (2,131)                    (1,411)
     Interest income                                                   144                        338
                                                                   -------                    -------
  Income before income taxes                                       $11,548                    $34,785
                                                                   =======                    =======



                                                                        For the nine months ended September 30,
                                                                   -------------------------------------------------
                                                                                  % of                        % of
                                                                                 Segment                    Segment
                                                                     2003        Revenues       2002        Revenues
                                                                     ----        --------       ----        --------
Operating income (loss):
  United States electrical construction and facilities services    $44,017         4.7%       $52,814         6.1%
  United States mechanical construction and facilities services     14,267         1.1%        41,563         3.5%
  United States facilities  services                                12,328         2.5%         2,377         1.4%
                                                                   -------                    -------
  Total United States operations                                    70,612         2.6%        96,754         4.3%
  Canada construction and facilities services                        3,116         1.2%         1,510         0.7%
  United Kingdom construction and facilities services              (10,514)                        88
  Other international construction and facilities services              19                         85
  Corporate administration                                         (25,467)                   (23,124)
                                                                   -------                    -------
  Total worldwide operations                                        37,766         1.1%        75,313         2.6%

  Other corporate items:
     Interest expense                                               (6,159)                    (2,751)
     Interest income                                                   528                      1,650
                                                                   -------                    -------
  Income before income taxes                                       $32,135                    $74,212
                                                                   =======                    =======


EMCOR had operating income of $13.5 million for the three months ended September 30, 2003 compared with operating income of $35.9 million for the three months ended September 30, 2002. Operating income was $37.8 million and $75.3 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease of $22.4 million and $37.5 million in operating income for the three and nine month periods ended September 30, 2003 as compared to the same periods in 2002 was due to Unfavorable Market Conditions, and a reduction in demand for services as a result of cooler than normal weather conditions in parts of the United States. The operating income decreases were partially offset by operating income attributable to 2002 acquisitions of $4.8 million and $10.0 million for the three and nine month periods ended September 30, 2003, respectively, and operating income attributable to increased transportation infrastructure, healthcare and institutional projects and site-based facilities management contracts.

United States electrical construction and facilities services operating income for the three months ended September 30, 2003 was $14.9 million or 4.2% of revenues, compared to $21.9 million or 7.5% of revenues for the three months ended September 30, 2002. Operating income for the nine months ended September 30, 2003 was $44.0 million, or 4.7% of revenues, compared to $52.8 million, or 6.1% of revenues, for the nine months ended September 30, 2002. The operating income decreases of $7.0 million and $8.8 million for the three month and nine month periods ended September 30, 2003, respectively, compared to the comparable periods in the prior year were due to Unfavorable Market Conditions. These operating income decreases were partially offset by significant increased contributions from transportation infrastructure and power generation projects in the Western United States.

United States mechanical construction and facilities services operating income for the three months ended September 30, 2003 was $3.7 million or 0.9% of revenues, compared to $15.8 million or 3.5% of revenues for the three months ended September 30, 2002. Operating income for the nine months ended September 30, 2003 was $14.3 million, or 1.1% of revenues, compared to $41.6 million, or 3.5% of revenues, for the nine months ended September 30, 2002. The decrease in operating income for both the three and nine month periods ended September 30, 2003 compared to the comparable prior year periods was attributable to Unfavorable Market Conditions.

United States facilities services operating income was $5.6 million for the three months ended September 30, 2003 compared to operating income of $2.9 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003 and 2002, operating income was $12.3 million and $2.4 million, respectively. The increase in operating income for the 2003 three and nine month periods compared to the same periods in 2002 was attributable to operating income of $4.5 million and $10.6 million, respectively, earned by companies acquired in 2002 and to increased site-based facilities management contracts of other EMCOR subsidiaries; however, this increase was partially offset by a decrease in revenues derived from mobile maintenance services as a result of the cooler than normal weather conditions in parts of the United
States and a decrease in discretionary spending related to the economic recession, as well as certain costs related to the integration of CES primarily incurred during the first six months of the year.

Canada construction and facilities services operating income was $1.4 million for the three months ended September 30, 2003, compared to $1.3 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, operating income was $3.1 million compared to operating income of $1.5 million for the same period in the prior year. The increase in operating income for both the three and nine month periods was primarily due to operating income earned on continuing long-term power generation construction projects and industrial outage work.

United Kingdom construction and facilities services operating losses for the three months ended September 30, 2003 were $3.2 million compared to operating income of $0.4 million for the same period in the prior year. For the nine months ended September 30, 2003, operating losses were $10.5 million compared to operating income of $0.09 million for the same period in the prior year. The operating losses for the three and nine months ended September 30, 2003 was attributable to unfavorable performance of, and settlements and close-outs on, certain projects, unfavorable market conditions and costs associated with reorganizing operations, which losses were reduced by operating income earned on other projects in the construction and facilities services markets.

Other international construction and facilities services operating income was $0.1 million for the three months ended September 30, 2003 compared to operating income of $0.1 million for three months ended September 30, 2002. For the nine months ended September 30, 2003, operating income was $0.02 million compared to operating income of $0.09 million for the same period in the prior year. This segment consists of operations that represented certain historical strategic opportunities which are not currently significant to EMCOR's operations. EMCOR continues to selectively pursue new business in the Middle East; however, the availability of opportunities has been significantly reduced as a result of local economic factors.

General corporate expense for the three months ended September 30, 2003 was $8.9 million compared to $6.5 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, general corporate expense was $25.5 million compared to $23.1 million for the same period in the prior year. The increase in general corporate expenses was primarily due to increased operations support activities related to the management and integration of more than 30 companies acquired during 2002, offset partially by cost reductions attributable to reduced variable expenditures. Included as a component of general corporate expense during 2002 were the effects of market value fluctuations of shares issuable in respect of restricted stock units under the Executive Stock Bonus Plan ("ESBP"), which plan was subject to variable plan accounting under its then current terms. For the three months ended September 30, 2002, approximately $0.8 million of income was recorded related to the ESBP, while for the nine months ended September 30, 2002 approximately $0.4 million of expense had been recorded. As of October 2002, the terms of the ESBP were changed resulting in fixed plan accounting for both existing and new grants in respect of periods subsequent thereto.


Interest expense for the three months ended September 30, 2003 and 2002 was $2.1 million and $1.4 million, respectively. Interest expense for the nine months ended September 30, 2003 and 2002 was $6.2 million and $2.8 million, respectively. The increase in interest expense for both the three and nine month periods was primarily due to $156.0 million of borrowings under the working capital credit line for the acquisition of CES on December 19, 2002 and to increased working capital needs related to a shift to long-term public sector construction projects, which typically require greater working capital than private sector projects. Interest income decreased $0.2 million and $1.1 million for the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002 due to less cash on hand cash used to pay a portion of the CES acquisition price in December 2002 and cash used in operating activities.

The income tax provision decreased to $5.1 million for the three months ended September 30, 2003 compared to $15.3 million for the same period in 2002. For the nine months ended September 30, 2003, the income tax provision was $14.1 million versus $32.7 million for the nine months ended September 30, 2002. The decreases in this provision compared to the prior periods were primarily due to reduced income before taxes. The effective income tax rate was approximately 44% for both the three and nine months ended September 30, 2003 and 2002.

EMCOR's contract backlog was $3.1 billion at September 30, 2003 and $2.9 billion at December 31, 2002. The $0.2 billion increase in backlog was primarily due to an increase in backlog for the United States and the United Kingdom.

EMCOR's contract backlog at September 30, 2003 was $3.1 billion compared to $2.8 billion at September 30, 2002. The increase was primarily attributable to backlog of $0.2 billion for CES subsidiaries acquired in 2002 and net growth in backlog of $0.1 billion from contracts awarded to other subsidiaries in the United States, the United Kingdom and Canada.

Liquidity and Capital Resources

The following table presents EMCOR's net cash (used in) provided by operating activities, investing activities and financing activities (in thousands):

                                                       For the nine months ended
                                                             September 30,
                                                       -------------------------
                                                         2003             2002
                                                         ----             ----
Net cash (used in) provided by operating activities    $(53,186)      $  90,113
Net cash used in investing activities                  $(20,360)      $(191,376)
Net cash provided by financing activities              $ 62,605       $     350


EMCOR's consolidated cash balance decreased by approximately $10.9 million from $93.1 million at December 31, 2002 to $82.2 million at September 30, 2003. Net cash used in operating activities of $53.2 million for the nine months ended September 30, 2003 reflected a $143.3 million decrease from the $90.1 million of net cash provided by operating activities in the same period last year. The increase in net cash used in operating activities was primarily attributable to a net increase in working capital requirements related to an increase in accounts receivable and a decrease in accounts payable and contracts in progress. Net cash used in investing activities of $20.4 million decreased by $171.0 million compared to $191.4 million in the same period last year. The decrease in cash used in investing activities was due primarily to payments of $169.8 million for the acquisition of the Acquired Comfort Companies in the first half of 2002. Net cash provided by financing activities of $62.6 million represented a $62.3 million increase from the net cash provided by financing activities of $0.4 million for the nine months ended September 30, 2002. The increase in net cash provided by financing activities was primarily attributable to an increase in borrowings under working capital credit lines, partially offset by a reduction in net repayments of long-term debt.

The following is a summary of EMCOR's material contractual obligations and other commercial commitments (in millions):

                                                                     Payments Due by Period
                                                                     ----------------------
                                                               Less
         Contractual                                           than            1-3            4-5         After
         Obligations                           Total          1 year          years          years       5 years
--------------------------------               -----          ------          -----          -----       -------
Other long-term debt                           $  0.6         $  0.2         $  0.2          $ 0.2        $  --
Capital lease obligations                         0.5            0.1            0.2            0.2           --
Operating leases                                128.6           36.5           50.7           24.5         16.9
Open purchase obligations (1)                   638.7          431.1          207.0            0.6           --
Other long-term obligations (2)                  94.4             --           94.4             --           --
                                               ------         ------         ------          -----        -----
Total Contractual Obligations                  $862.8         $467.9         $352.5          $25.5        $16.9
                                               ======         ======         ======          =====        =====

                                                            Amount of Commitment Expiration by Period
                                                            -----------------------------------------
                                                Total           Less
     Other Commercial                          Amounts          than           1-3            4-5         After
        Commitments                           Committed       1 year          years          years       5 years
-----------------------------                 ---------       ------          -----          -----       -------
Revolving credit facility (3)                  $195.0         $   --         $   --         $195.0        $  --
Letters of credit                                41.5            5.8            4.3            5.3         26.1
Guarantees                                       25.0             --             --             --         25.0
                                               ------         ------         ------         ------        -----
Total Commercial Commitments                   $261.5         $  5.8         $  4.3         $200.3        $51.1
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

As of September 30, 2003, EMCOR's total borrowing capacity under its revolving credit facility was $350.0 million. EMCOR had approximately $41.5 million of letters of credit outstanding under the revolving credit facility as of that date. The amount of borrowings outstanding under the revolving credit facility as of September 30, 2003 and December 31, 2002 was $195.0 million and $112.0 million, respectively.

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

There are $0.5 million in current maturities of EMCOR's long-term debt and capital lease obligations outstanding as of September 30, 2003.

EMCOR is contingently liable to sureties in respect of performance and payment bonds issued by sureties, usually at the request of customers in connection with construction projects which secure EMCOR payment and performance obligations under contracts for such projects. In addition, at the request of labor unions representing certain EMCOR employees, bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. As of September 30, 2003 sureties had issued bonds for the account of EMCOR in the aggregate amount of approximately $2.0 billion. The bonds are issued by EMCOR's sureties in return for a premium which can vary depending on the size and type of the bonds. The largest individual bond is approximately $170.0 million. EMCOR has agreed to indemnify the sureties for any payments made by them in respect of bonds issued on EMCOR's behalf.

EMCOR does not have any other material financial guarantees or off-balance sheet arrangements other than those disclosed herein.

The primary source of liquidity for EMCOR has been, and is expected to continue to be, cash generated by operating activities. EMCOR also maintains a revolving credit facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient, or to enable EMCOR to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. EMCOR may also increase liquidity through an equity offering or other debt instruments. Short-term changes in macroeconomic trends may have an affect, positively or negatively, on liquidity. In addition to managing borrowings, EMCOR's focus on the facilities services market is intended to provide an additional buffer against economic downturns as the facilities services market is characterized by annual and multi-year contracts that provide a more predictable stream of cash flow than the construction market. The acquisition in December 2002 of CES, which is primarily focused on the facilities services market, is part of EMCOR's plan to grow its facilities services business. Short-term liquidity is also impacted by the type and length of construction contracts in place. During economic downturns, such as the 2001 through 2003 period, construction contracts trend away from short-cycle contracts toward larger long-term infrastructure and public sector contracts. Performance of long duration contracts typically require working capital until initial billing milestones are achieved. While EMCOR strives to maintain a net over-billed position with its customers, there can be no assurance that a net over-billed position can be maintained. EMCOR's net over-billings, defined as the balance sheet accounts billings in excess of costs and estimated earnings on uncompleted contracts less cost and estimated earnings in excess of billings on uncompleted contracts, was $99.7 million and $127.3 million as of September 30, 2003 and December 31, 2002, respectively.

Long-term liquidity requirements can be expected to be met through cash generated from operating activities, the revolving credit facility, and the sale of various secured or unsecured debt and/or equity interests in the public and private markets. Based upon EMCOR's current credit ratings and financial position, EMCOR can reasonably expect to be able to issue long-term debt instruments and/or equity. Over the long term, EMCOR's primary revenue risk factor continues to be the level of demand for non-residential construction services, which is in turn influenced by macroeconomic trends including interest rates and governmental economic policy. In order to provide protection against negative demand cycles in private sector construction services, EMCOR has increased its participation, and its backlog of contracts, in the public sector and in the facilities services market.

EMCOR believes that current cash balances and borrowing capacity available under its existing line of credit or other forms of financing available through debt or equity offerings, combined with cash expected to be generated from operations, will be sufficient to provide short-term and foreseeable long-term liquidity and meet expected capital expenditure requirements. However, EMCOR is a party to lawsuits and other proceedings in which other parties seek to recover from it amounts ranging from a few thousand dollars to over $60.0 million. If EMCOR was required to pay damages in one or more such proceedings, such payments could have a material adverse effect on its financial position, results of operations and/or cash flows.

Certain Insurance Matters

As of September 30, 2003 and December 31, 2002, EMCOR utilized approximately $33.2 million and $24.5 million, respectively, of letters of credit issued pursuant to its revolving credit facility as collateral for its insurance obligations.

Application of Critical Accounting Policies

The condensed consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. EMCOR's significant accounting policies are described in Note B - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of its annual report on Form 10-K for the year ended December 31, 2002. There was no initial adoption of any accounting policies during the three and nine months ended September 30, 2003 other than those listed under "New Accounting Pronouncements" below. EMCOR believes that some of the more critical judgment areas in the application of accounting policies that affect its financial condition and results of operations are estimates and judgments pertaining to (a) revenue recognition from (i) long term construction contracts for which the percentage of completion method of accounting is used and (ii) services contracts, (b) collectibility or valuation of accounts receivable, (c) insurance liabilities, (d) income taxes and (e) intangible assets.

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

In addition to revenue recognition for long-term construction contracts, EMCOR recognizes revenues from services contracts as these services are performed in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). There are two basic types of services: (1) those provided pursuant to fixed price services contracts which are signed in advance for operation and maintenance services work over periods typically ranging from one to three years (for which EMCOR employees may be assigned to the customer's site full time) and (2) services for similar operation and maintenance services work performed on an as needed basis. Fixed price services contracts are generally performed evenly over the contract period, and accordingly, revenue is recognized on a pro-rata basis over the term of the contract. Revenues derived from other services are recognized when the services are rendered in accordance with SAB 101. Expenses related to service contracts are recognized as services are provided.

Accounts Receivable

EMCOR is required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the realization of receivables, which assessment factors include the creditworthiness of the customer, EMCOR's prior collection history with the customer and related aging of past due balances. At September 30, 2003 and December 31, 2002, accounts receivable of $1,012.9 million and $965.0 million, respectively, included allowances of $41.9 million and $40.6 million, respectively. Specific accounts receivable are evaluated when EMCOR believes a customer may not be able to meet its financial obligations due to a deterioration of its financial condition, credit ratings or bankruptcy. The allowance requirements are based on the best facts available and are re-evaluated and adjusted as additional information is received.

Insurance Liabilities

EMCOR has deductibles for certain workers' compensation, auto liability, general liability and property claims, has self-insured retentions for certain other casualty claims, and is self-insured for employee-related health care claims. Losses are recorded based upon estimates of the liability for claims incurred and an estimate of claims incurred but not reported. The liabilities are derived from known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate of these obligations. EMCOR believes its recorded liabilities for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences and effectiveness of safety and risk management programs. Therefore, if actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and recorded in the period that the experience becomes known.

Income Taxes

EMCOR has net deferred tax assets primarily resulting from deductible temporary differences, which will reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. As of September 30, 2003 and December 31, 2002, the total valuation allowance on net deferred tax assets was approximately $2.1 million.

Intangible Assets

As of September 30, 2003, EMCOR had goodwill and net identifiable intangible assets of $293.5 million and $11.6 million, respectively, in connection with the acquisition of certain companies. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. Certain of these forecasts reflect assumptions regarding the ability to successfully integrate acquired companies. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires identifiable intangible assets other than goodwill to be amortized over their useful lives unless their lives are determined to be indefinite. Changes in strategy and/or market conditions may result in adjustments to identifiable intangible asset balances. As of September 30, 2003, no indicators of impairment of EMCOR's goodwill or identifiable intangible assets existed in accordance with the provisions of SFAS 142.

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (the "FASB") issued Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN 45" or the "Interpretation"). FIN 45 clarifies the requirements of FASB Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 may require that, upon issuance of a guarantee, the guarantor recognize a liability for the fair value of the obligation it assumes under the guarantee. The disclosure provisions of the Interpretations are effective for financial statements of interim or annual periods that end after December 15, 2002. The Interpretation's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation. EMCOR has determined that the adoption of FIN 45 only impacted its disclosures and the accounting for guarantees was not impacted as of September 30, 2003.

In January 2003, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 was effective for fiscal years beginning after December 15, 2002 and was adopted by EMCOR for all periods presented.
EMCOR did not change to the fair value based method of accounting for stock-based employee compensation, and accordingly, adoption of SFAS 148 has impacted only disclosures, not the financial results, of EMCOR.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. EMCOR is currently evaluating the effect the adoption of the provisions of FIN 46 will have on EMCOR's consolidated financial condition or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The new guidance amends SFAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133,
(b) in connection with other FASB projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. EMCOR has determined that the provisions of SFAS 149 will have no affect on EMCOR's consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. EMCOR does not have any financial instruments that meet the provisions of SFAS 150; therefore, EMCOR has determined that the provisions of SFAS 150 will have no effect on EMCOR's consolidated financial position, results of operations or cash flows.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995, particularly statements regarding market opportunities, market share growth, competitive growth, gross profit, and selling, general and administrative expenses. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in any such forward-looking statements. Such risk and uncertainties include, but are not limited to adverse changes in general economic conditions, including changes in the specific markets for EMCOR's services, adverse business conditions, decreased or lack of growth in the mechanical and electrical construction and facilities services markets, increased competition, pricing pressures, risks associated with foreign operations and other factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EMCOR has not used derivative financial instruments for any purpose during the three and nine months ended September 30, 2003 and 2002, including trading or speculating on changes in interest rates or commodity prices of materials used in its business.

EMCOR is exposed to market risk for changes in interest rates for borrowings under its revolving credit facility. Borrowings under the credit facility bear interest at variable rates, and the fair value of this borrowing is not significantly affected by changes in market interest rates. As of September 30, 2003, there were $195.0 million of borrowings outstanding under the revolving credit facility, and these borrowings bear interest at (1) a rate which is the prime commercial lending rate announced by Harris Trust and Savings Bank from time to time (4.00% at September 30, 2003) plus 0% to 1.0% based on certain financial tests or (2) at a LIBOR rate (1.15% at September 30, 2003) plus 1.5% to 2.5% based on certain financial tests. Based on borrowings of $195.0 million, if interest rates were to increase by 1.0%, the net of tax interest expense would increase $1.2 million in the next twelve months. Conversely, if interest rates were to decrease by 1.0%, interest expense would decrease by $1.2 million in the next 12 months. The revolving credit facility expires in September 2007. There is no guarantee that EMCOR will be able to renew the facility at its expiration.

EMCOR is also exposed to market risk and the market's potential related impact on accounts receivable or costs and estimated earnings in excess of billings on uncompleted contracts. The amounts recorded may be at risk if customers' ability to pay these obligations is negatively impacted by economic conditions. EMCOR continually monitors the creditworthiness of its customers and maintains on-going discussions with customers regarding contract status with respect to change orders and billing terms. Therefore, EMCOR believes it takes appropriate action to manage market and other risks, but there is no assurance that it will be able to reasonably identify all risks with respect to collectibility of these assets. See also the previous discussion of Accounts Receivable under the heading, "Application of Critical Accounting Policies" in the Management's Discussion and Analysis of Results of Operations and Financial Condition.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings


Except as set forth below, there have been no new developments during the quarter ended September 30, 2003 regarding legal proceedings reported in EMCOR's Annual Report on Form 10-K for the year ended December 31, 2002.

On March 14, 2003, John Mowlem Construction plc ("Mowlem") presented a claim in arbitration against EMCOR's United Kingdom subsidiary, Drake & Scull Engineering Limited ("D&S"), in connection with a subcontract D&S entered into with Mowlem with respect to a project for the United Kingdom Ministry of Defence at Abbey Wood in Bristol, U.K. Mowlem seeks damages arising out of alleged defects in the D&S design and construction of the mechanical and electrical engineering services for the project. Mowlem's claim is for (pound)39.5 million (approximately $60.9 million), which includes costs allegedly incurred by Mowlem in connection with rectification of the alleged defects, overhead, legal fees, delay and disruption costs related to such defects, and interest on such amounts. The claim also includes amounts allegedly attributable to D&S in connection with a settlement agreement Mowlem entered into with the Ministry of Defence. D&S believes it has good and meritorious defenses to the Mowlem claim. D&S has denied liability and has asserted a counterclaim for approximately (pound)11.6 million (approximately $18.3 million) for certain design, labor and delay and disruption costs incurred by D&S in connection with its subcontract with Mowlem.

In August 2002, the Company's subsidiary Heritage Air Systems, Inc, ("Heritage") was added as one of twenty-one defendants named in a civil action pending in the United States District Court for the Eastern District of New York by a competitor under the Sherman Act, 15 U.S.C. Section 1 & 2, the Clayton Act, 15 U.S.C. Section 15 & 26, The Labor Management Relations Act, 29 U.S.C. Section 187 (a), and New York state law. Plaintiff, Cool Wind Ventilation Corp., alleged a conspiracy in restraint of trade and a monopoly in the sheet metal duct industry in New York City and Long Island. Specifically, the plaintiff alleged that the defendant Sheet Metal Workers International Association Local No. 28 ("Local 28"), certain other trade unions, contractors, including Heritage, building owners and building managers violated federal antitrust and federal labor laws by entering into agreements whereby Local 28 would engage in, and to threaten to engage in, localized and widespread picketing and work stoppages at job sites where plaintiff or other non-Local 28 contractors were working in order to compel mechanical contractors to stop or change the way they did business with plaintiff and other non-Local 28 contractors. As a result of the alleged conspiracy, plaintiff alleged that it and others were prevented from competing in the most lucrative area of the sheet metal ductwork industry. Heritage answered the amended complaint, denying all claims of wrongdoing. In July 2003 the matter was settled and the action was dismissed with prejudice. The settlement did not require Heritage to pay any damages or desist from engaging in any of the conduct alleged in the amended complaint.

Item 6 - Exhibits and Reports on Form 8-K


(a)Exhibits
                                                Incorporated by Reference to,
Exhibit No.            Description              or Page Number
-----------            -----------              -----------------------------

3(a-1)      Restated Certificate of             Exhibit 3(a-1) to Form 10-K
            Incorporation of EMCOR filed
            December 15, 1994

3(a-2)      Amendment dated November 28, 1995   Exhibit 3(a-2) to EMCOR's
            to the Restated Certificate of      Annual Report on Form 10-K for
            Incorporation of EMCOR              the year ended December 31, 1995


3(a-3)      Amendment dated February 12, 1998   Exhibit 3(a-3)to EMCOR's
            to the restated Certificate of      Annual Report on Form 10-K for
            Incorporation                       the year ended December 31, 1997


3(b)        Amended and Restated By-Laws        Exhibit 3(b) to EMCOR's
                                                Annual Report on Form 10-K for
                                                the year ended December 31, 1998

4.1(a) U.S. $275,000,000 Credit Agreement Exhibit 4.1(a) to EMCOR's Report by and among EMCOR Group, Inc. and on Form 8-K dated October 4,
            certain of its Subsidiaries and     2002
            Harris Trust and Savings Bank
            individually and as Agent
            ("Harris") and the Lenders which
            are or become parties thereto
            ated as of September 26, 2002 (the
            "Credit Agreement")

4.1(b)      Amendment and Waiver letter dated   Exhibit 4.1(b) to EMCOR's
            December 10, 2002 to the Credit     Annual Report on Form 10-K for
            Agreement                           the year ended December 31, 2002


4.1(c)      First Amendment to Credit Agreement Exhibit 4.1(c) to EMCOR's
            dated as of June 2003               Quarterly Report on Form 10-Q
                                                for the quarter ended June 30,
                                                2003


4.1(d)      Second Amendment to Credit          Exhibit 4.1(d) to EMCOR's
            Agreement dated as of June 2003     Quarterly Report on Form 10-Q
                                                for the quarter ended June 30,
                                                2003

                                                Incorporated by Reference to,
 Exhibit No.           Description              or Page Number
 -----------           -----------              -----------------------------

 4.1(e)     Commitment Amount Increase Request  Exhibit 4.1(e) to EMCOR's
            dated June 26, 2003 among Harris,   Quarterly Report on Form 10-Q
            National City Bank and EMCOR        for the quarter ended June 30,
                                                2003

 4.1(f)     Commitment Amount Increase Request  Exhibit 4.1(f) to EMCOR's
            dated June 26, 2003 among Harris,   Quarterly Report on Form 10-Q
            Webster Bank and EMCOR              for the quarter ended June 30,
                                                2003

 4.1(g)     Commitment Amount Increase Request  Exhibit 4.1(g) to EMCOR's
            dated June 26, 2003 among Harris,   Quarterly Report on Form 10-Q
            Union Bank of California, N.A. and  for the quarter ended June 30,
            EMCOR                               2003

 4.1(h)     Commitment Amount Increase Request  Exhibit 4.1(h) to EMCOR's
            dated June 26, 2003 among Harris,   Quarterly Report on Form 10-Q
            Sovereign Bank and EMCOR            for the quarter ended June 30,
                                                2003

 4.1(i)     Commitment Amount Increase Request  Exhibit 4.1(i) to EMCOR's
            dated July 9, 2003 among Harris,    Quarterly Report on Form 10-Q
            Bank Hapoalim B.M. and EMCOR        for the quarter ended June 30,
                                                2003

 4.1(j)     Commitment Amount Increase Request  Exhibit 4.1(j) to EMCOR's
            dated July 9, 2003 among Harris,    Quarterly Report on Form 10-Q
            The Governor and Company of Bank    for the quarter ended June 30,
            of Scotland and EMCOR               2003

 4.1(k)     Commitment Amount Increase Request  Exhibit  4.1(k) to EMCOR's
            dated July 9, 2003 among Harris,    Quarterly Report on Form 10-Q
            U.S Bank, National Association and  for the quarter ended June 30,
            EMCOR                               2003

 10(a)      2003 Non Employee Directors' Stock  Exhibit A to EMCOR's Proxy
            Option Plan                         Statement for its Annual Meeting
                                                of Stockholders held June 12,
                                                2003(the "2003 Proxy Statement")

 10(b)      2003 Management Stock Incentive     Exhibit B to the 2003 Proxy
            Plan                                Statement

 10(c)      Key Executive Incentive Bonus Plan  Exhibit C to the 2003 Proxy
                                                Statement

 11         Computation of Basic                Note C of the Notes
            EPS and Diluted EPS                 to the Condensed Consolidated
            for the three and nine months       Financial Statements.
            ended September 30, 2003
            and 2002

                                                Incorporated by Reference to,
Exhibit No.            Description              or Page Number
-----------            -----------              -----------------------------

31.1        Additional Exhibit -                Page
            Certification Pursuant to Section
            302 of the Sarbanes-Oxley Act of
            2002 by the Chief Executive Officer

31.2        Additional Exhibit -                Page
            Certification Pursuant to Section
            302 of the Sarbanes-Oxley Act of
            2002 by the Chief Financial Officer

32.1        Additional Exhibit                  Page
            Certification Pursuant to Section
            906 of the Sarbanes-Oxley Act of
            2002 by the Chief Executive Officer

32.2        Additional Exhibit                  Page
            Certification Pursuant to Section
            906 of the Sarbanes-Oxley Act of
            2002 by the Chief Financial Officer

(b) The following reports on Form 8-K were filed during the quarter ended September 30, 2003:

     (1) Current Report on Form 8-K, dated as of July 24, 2003 - Press release dated July 24, 2003 with respect to the results of operations for EMCOR's fiscal 2003 second quarter ended June 30, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  October 23, 2003                            EMCOR GROUP, INC.
                                          --------------------------------------
                                                       (Registrant)


                                   By:            /s/FRANK T. MACINNIS
                                          --------------------------------------
                                                      Frank T. MacInnis
                                                  Chairman of the Board of
                                                       Directors and
                                                  Chief Executive Officer


                                                   /s/LEICLE E. CHESSER
                                          --------------------------------------
                                                       Leicle E. Chesser
                                                  Executive Vice President
                                                 and Chief Financial Officer
                                                (Principal Financial Officer)


                                                     /s/ MARK A. POMPA
                                          --------------------------------------
                                                      Mark A. Pompa
                                                   Senior Vice President,
                                                  Chief Accounting Officer
                                                      and Treasurer
                                              (Principal Accounting Officer)

                                                                    Exhibit 31.1


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

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d -15(e)) for the registrant and have:

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



Date:     October 23, 2003                   /s/ FRANK T. MACINNIS
                                     ----------------------------------------
                                                Frank T. MacInnis
                                             Chairman of the Board of
                                                  Directors and
                                              Chief Executive Officer

                                                                    Exhibit 31.2

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



Date:     October 23, 2003                      /s/ LEICLE E. CHESSER
                                           -----------------------------------
                                                 Leicle E. Chesser
                                              Executive Vice President
                                             and Chief Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT 0F 2002


     In connection with the Quarterly Report of EMCOR Group, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank T. MacInnis, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:     October 23, 2003                     /s/ FRANK T. MACINNIS
                                      -----------------------------------------
                                                   Frank T. MacInnis
                                                Chief Executive Officer


A signed original of this written statement required in Section 906 has been provided to EMCOR Group, Inc. and will be retained by EMCOR Group, Inc. and furnished to the Securities and Exchange Commission of its staff upon request.

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT 0F 2002


     In connection with the Quarterly Report of EMCOR Group, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Leicle E. Chesser, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:     October 23, 2003                     /s/ LEICLE E. CHESSER
                                       -----------------------------------------
                                                    Leicle E. Chesser
                                                 Chief Financial Officer


A signed original of this written statement required in Section 906 has been provided to EMCOR Group, Inc. and will be retained by EMCOR Group, Inc. and furnished to the Securities and Exchange Commission of its staff upon request.