Form 10-K
period 2003-12-31
EMCOR GROUP INC
filed 2004-02-26
CIK 105634

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                    ---------

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION  13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the

                       FISCAL YEAR ENDED DECEMBER 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______

                          COMMISSION FILE NUMBER 0-2315

                                EMCOR GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                        11-2125338
     (State or Other Jurisdiction of                         (I.R.S. Employer
     Incorporation or Organization)                         Identification No.)


    301 Merritt Seven Corporate Park                            06851-1060
          Norwalk, Connecticut                                  (Zip Code)
(Address of Principal Executive Offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 849-7800

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

 TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
 -------------------               -----------------------------------------
    COMMON STOCK                            NEW YORK STOCK EXCHANGE

     SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any as an amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

     The aggregate market value of the registrant's voting common equity held by non-affiliates of the registrant on June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $741,000,000 based on that day's closing price.

     Number of shares of the registrant's common stock outstanding as of the close of business on February 19, 2004: 15,035,193 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III. Portions of the definitive proxy statement for the 2004 Annual Meeting of Stockholders, which document will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K relates, are incorporated by reference into Items 10 through 14 of Part III.

================================================================================

                                TABLE OF CONTENTS

                                                                                                                  PAGE
                                                                                                                  ----
                                     PART I
Item 1.    Business
           General .......................................................................................           1

           The Business ..................................................................................           2

           Mechanical and Electrical Construction Services and Facilities Services .......................           2

           Competition ...................................................................................           4

           Employees .....................................................................................           4

           Backlog .......................................................................................           4

Item 2.    Properties ....................................................................................           5

Item 3.    Legal Proceedings. ............................................................................           9

Item 4.    Submission of Matters to a Vote of Security Holders ...........................................           9

           Executive Officers of the Registrant ..........................................................          10

                                     PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer
           Purchases of Equity Securities ................................................................          11

Item 6.    Selected Financial Data .......................................................................          13

Item 7.    Management's Discussion and Analysis of Results of Operations and Financial Condition .........          13

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk ....................................          23

Item 8.    Financial Statements and Supplementary Data ...................................................          24

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..........          53

Item 9A.   Controls and Procedures .......................................................................          53

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant ............................................          54

Item 11.   Executive Compensation ........................................................................          54

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters           54

Item 13.   Certain Relationships and Related Transactions ................................................          54

Item 14.   Principal Accounting Fees and Services ........................................................          54

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K ...............................          55

                                     PART I

ITEM 1. BUSINESS

   The Internet website address of EMCOR Group, Inc. ("EMCOR" or the "Company") is http://www.emcorgroup.com. The Company's annual report on Form 10-K, quarterly reports on Forms 10-Q and current reports on Forms 8-K (and any amendments to those reports) are available free of charge on or through its Internet website as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

GENERAL

   EMCOR is one of the largest mechanical and electrical construction and facilities services firms in the United States, Canada, the United Kingdom and in the world. In 2003, EMCOR had revenues of approximately $4.53 billion. EMCOR provides services to a broad range of commercial, industrial, utility, and institutional customers through approximately 70 principal operating subsidiaries, joint ventures and a majority-owned interest in a limited liability company in the United States. EMCOR has offices in 38 states and the District of Columbia in the United States, eight provinces in Canada and 15 primary locations in the United Kingdom. In the United Arab Emirates and South Africa, EMCOR carries on business through joint ventures. EMCOR's executive offices are located at 301 Merritt Seven Corporate Park, Norwalk, Connecticut 06851-1060, and its telephone number at those offices is (203) 849-7800.

   EMCOR specializes in providing construction services relating to mechanical and electrical systems in facilities of all types and in providing comprehensive services for the operation, maintenance and management of substantially all aspects of such facilities, commonly referred to as "facilities services."

   EMCOR designs, integrates, installs, starts up, operates and maintains various electrical and mechanical systems, including:

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

   EMCOR's facilities services businesses, which support the operation of a customer's facilities, include:

   o Site-based operations and maintenance;

   o Mobile maintenance and services;

   o Facilities management;

   o Remote monitoring;

   o Installation and support for building systems;

   o Technical consulting and diagnostic services;

   o Small modification and retrofit projects; and

   o Program development and management for energy systems.

   These facilities services are provided to a wide range of commercial, industrial, utility and institutional facilities, including those at which EMCOR provided construction services and others at which services were provided by others. EMCOR's varied facilities services are frequently combined to provide integrated service packages which include operations and maintenance, mobile services and facility improvement programs.

   EMCOR provides construction services and facilities services directly to corporations, municipalities and other governmental entities, owners/developers and tenants of buildings. It also provides these services indirectly by acting as a subcontractor to general contractors, systems suppliers and other subcontractors. Worldwide, EMCOR employs approximately 26,000 people.

   EMCOR's revenues are derived from many different customers in numerous industries which have operations in several different geographical areas. Of EMCOR's 2003 revenues, approximately 80% were generated in the United States and approximately 20% were generated internationally. In 2003, approximately 50% of revenues were derived from new construction projects, 28% were derived from renovation and retrofit of customer's existing facilities and 22% were derived from facilities services operations.

THE BUSINESS

   The broad scope of EMCOR's operations are more particularly described below. For information regarding the revenues, operating income and total assets of each of EMCOR's segments with respect to each of the last three fiscal years, and EMCOR's revenues and assets attributable to the United States, Canada, the United Kingdom and all other foreign countries, see Note M to EMCOR's financial statements included herein.

 MECHANICAL AND ELECTRICAL CONSTRUCTION SERVICES AND FACILITIES SERVICES

   EMCOR believes that the mechanical and electrical construction services and facilities services business is highly fragmented, consisting of thousands of small companies across the United States and around the world. Because EMCOR has total assets, annual revenues, net worth, access to bank credit and surety bonding, and expertise significantly greater than most of its competitors, EMCOR believes it has a significant competitive advantage. The mechanical and electrical construction services industry has a higher growth rate than the overall non-residential construction industry, due principally to the ever increasing content and complexity of mechanical and electrical systems in all types of projects. This increasing content and complexity is, in part, a result of the expanded use of computers and more technologically advanced voice and data communications, lighting, and environmental control systems in all types of facilities. For these reasons, buildings of all types consume more electricity per square foot than in the past and thus need more extensive electrical distribution systems. In addition, advanced voice and data communication systems require more sophisticated power supplies and extensive low voltage and fiber-optic communications cabling. Moreover, the need for greater environmental controls within a building, such as the heightened need for climate control to maintain extensive computer systems at optimal temperatures, and the growing demand for environmental control in individual spaces, have created expanded opportunities for the mechanical and electrical construction services and facilities services business.

   Mechanical and electrical construction services primarily involve the design, integration, installation and start-up of: (1) systems for the generation and distribution of electrical power, including power cables, conduits, distribution panels, transformers, generators, uninterruptible power supply systems and related switch gear and controls; (2) lighting systems, including fixtures and controls; (3) low-voltage systems, including fire alarm, security, and process control systems; (4) voice and data communications systems, including fiber-optic and low-voltage copper cabling; (5) heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems; and (6) plumbing, process and high-purity piping systems.

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

   EMCOR's  United  States  mechanical  and  electrical   construction  services
operations accounted for about 61% of its 2003 revenues, of which revenues approximately 67% was related to new construction and approximately 33% was related to renovation and retrofit projects. EMCOR provides mechanical and electrical construction services for both large and small installation and renovation projects. Its largest projects include those (1) for institutional use (such as water and wastewater treatment facilities, hospitals, correctional facilities, schools and research laboratories); (2) for industrial use (such as pharmaceutical plants, steel, pulp and paper mills, chemical, automotive and semiconductor manufacturing facilities, and oil refineries); (3) for transportation projects (such as highways, airports and transit systems); (4) for commercial use (such as office buildings, data centers, hotels, casinos, convention centers, sports stadiums, shopping malls and resorts); and (5) for power generation and energy management projects. EMCOR's largest projects, which typically range in size from $10.0 million up to and occasionally exceeding $50.0 million and are usually multi-year projects, represented about 30% of EMCOR's construction services revenues in 2003.

   EMCOR's projects of less than $10.0 million accounted for approximately 70% of 2003 construction services revenues. These projects are typically completed in less than one year. They usually involve mechanical and electrical construction services when an end-user or owner undertakes construction or modification of a facility to accommodate a specific use. These projects frequently require mechanical and electrical systems to meet special needs such as critical systems power supply, special environmental controls and high-purity air systems, sophisticated electrical and mechanical systems for data centers, including those associated with internet service providers and electronic commerce, trading floors in financial services businesses, new production lines in manufacturing plants, and office arrangements in existing office buildings. They are not usually dependent upon the new construction market. Demand for these projects and types of services is often prompted by the expiration of leases, changes in technology or changes in the customer's plant or office layout in the normal course of a customer's business.

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

   EMCOR also installs and maintains lighting for streets, highways, bridges and tunnels, traffic signals, computerized traffic control systems, and signal and communication systems for mass transit systems in several metropolitan areas. In addition, in the United States, EMCOR manufactures and installs sheet metal air handling systems for both its own mechanical construction operations and for unrelated mechanical contractors. EMCOR also maintains welding and pipe fabrication shops in support of some of its own mechanical operations.

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

   In 1997, EMCOR established a subsidiary to expand its facilities services operations in North America patterned on its United Kingdom business. This unit has built on EMCOR's traditional mechanical and electrical services operations, facilities services activities at its mechanical and electrical contracting subsidiaries, and EMCOR's client relationships, as well as acquisitions, to expand the scope of services currently offered and to develop packages of services for customers on a regional, national and global basis.

   As a consequence, EMCOR's United States facilities services unit ("EFS") offers a broad range of facilities services, including maintenance and service of mechanical and electrical systems, which EMCOR has historically provided to customers following completion of construction projects, and site-based operations and maintenance, mobile maintenance and service, facilities management, remote monitoring, installation and support for building systems, technical consulting and diagnostic services, small modification and retrofit projects, and program development and management for energy systems.

   EMCOR's facilities services are provided to a wide range of commercial, industrial and institutional facilities, including both those for which EMCOR provided construction services and those for which construction services were provided by others. Facilities services are frequently bundled to provide integrated service packages and are provided on a mobile basis or by customer site-based EMCOR employees.

   These facilities services, which generated approximately 22% of 2003 revenues, are provided to owners, operators, tenants and managers of all types of facilities both on a contract basis for a specified period of time and on an individual task order basis.

   EMCOR has experienced an expansion in the demand for its facilities services which it believes is driven by customers' decisions to focus on their own core competencies, the increasing technical complexity of their facilities and their mechanical, electrical, voice and data and other systems, and the need for increased reliability, especially in mechanical and electrical systems. These trends have led to outsourcing and privatization programs whereby customers in both the private and public sectors seek to contract out those activities that support but are not directly associated with the customer's core business. EFS clients include Fortune 100 companies in information technology, telecommunications, pharmaceuticals, financial services, publishing and manufacturing.

   Illustrative of the outsourcing of companies' facilities services is a three-year agreement, expiring June 2005, with Bank One under which EMCOR provides facilities services for approximately 2,200 Bank One facilities encompassing 34.0 million square feet of space in 30 states; its four and one-half year agreement with LAM Research, expiring December 2006 under which EMCOR provides such services to approximately 1 million square feet of laboratory and office space; its three-year agreement with Mattson Technology, Inc., expiring December 2005 under which EMCOR provides integrated services to approximately 800,000 square feet of commercial space; its three and one-half year agreement with Fidelity Investments expiring June 2004 under which EMCOR provides integrated services to approximately 2.5 million square feet of data center space; and its agreements with Hewlett-Packard Company expiring in March and July 2006 under which EMCOR provides integrated services to approximately
20.0 million square feet of commercial space. In April 2000, EMCOR and CB Richard Ellis Inc., a nationwide real estate management company, created a limited liability company, in which EMCOR has a majority interest and principally provides operations and maintenance services to over 10,000 commercial facilities comprising approximately 30.0 million square feet of space. In November 2003, EMCOR acquired the Facility Management Services division of Siemens Building Technologies, Inc., including contracts to provide facilities services to several operating units of Siemens Corporation encompassing 5.0 million square feet of corporate, manufacturing and research space.

   In December 2002, EMCOR acquired Consolidated Engineering Services, Inc. ("CES"), a facilities services business, which generated in 2003 revenues in excess of $422.2 million, and which provided services to approximately 9,800 facilities with an aggregate of approximately 277.0 million square feet of space. In Washington D.C., CES is the second largest facilities services provider to the federal government behind the General Services Administration and currently provides services to such preeminent buildings as the National Archives and the Ronald Reagan Building, the second largest government facility after the Pentagon. It currently provides its services in 28 states throughout the Northeast, Midwest, Mid-Atlantic and Southeast. As part of its operations, CES is responsible for (i) the oversight of all or most of a business' facilities operations, including operation and maintenance, (ii) the oversight of logistical processes, (iii) tenant services and management, (iv) servicing upgrade and retrofit of HVAC, electrical, plumbing, and industrial piping and sheet metal systems in existing facilities and (v) diagnostic and solution engineering for building systems and their components.

   The deregulation of, and increased competition in, the utility industry, along with government mandates calling for reduced energy consumption by governmental entities, have led to renewed focus on energy costs and conservation measures. These measures typically include energy assessments and engineering studies, retrofit construction to implement energy savings measures, and the implementation of energy savings measures to ensure continued performance. Various subsidiaries of EMCOR participate in energy savings programs, such as an energy conservation project for Washington Mutual, Inc., which evolved from the facilities services provided by EMCOR to Washington Mutual, Inc. EMCOR believes it has the ability to be a single source provider of construction and facilities services required for energy assessment and for design, installation, and operations and maintenance of energy savings measures.

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

   While the facilities services business is also highly fragmented, a number of large corporations such as Johnson Controls, Inc., Fluor Corp., Unicco Service Company, Trammel Crow and Jones Lang LaSalle are engaged in this field. EMCOR's facilities services operations were expanded both through organic growth and acquisitions.

EMPLOYEES

   EMCOR presently employs approximately 26,000 people, approximately 71% of whom are represented by various unions pursuant to more than 430 collective bargaining agreements between EMCOR's individual subsidiaries and local unions. EMCOR believes that its employee relations are generally good. None of these collective bargaining agreements are national or regional in scope.

BACKLOG

   EMCOR had contract backlog as of December 31, 2003 of approximately $3.0 billion, compared with backlog of approximately $2.9 billion as of December 31, 2002. Backlog is not a term recognized under accounting principles generally accepted in the United States; however, it is a common measurement used in EMCOR's industry. Backlog includes the unrecognized revenue to completion on the total value of existing construction contracts plus unrecognized revenue on existing facilities services contracts to be derived during the immediately succeeding 12 months. Backlog increased by $0.1 billion as of December 31, 2003 compared to December 31, 2002. Backlog attributable to United States construction and facilities services and backlog attributable to Canada and United Kingdom construction and facilities services each increased by approximately $0.05 billion as of December 31, 2003 when compared to December 31, 2002. For the year ended December 31, 2003, EMCOR had approximately $4.53 billion in revenues compared to approximately $3.97 billion in revenues for the year ended December 31, 2002.

ITEM 2. PROPERTIES

   The operations of EMCOR are conducted primarily in leased properties. The following table lists major facilities, both leased and owned, and identifies the business segment that is the principal user of each such facility.

                                                              LEASE EXPIRATION
                                               APPROXIMATE      DATE, UNLESS
                                               SQUARE FEET          OWNED
                                               -----------    ----------------
CORPORATE HEADQUARTERS
301 Merritt Seven Corporate Park
Norwalk, Connecticut .....................        32,500          10/31/09
OPERATING FACILITIES
4050 Cotton Center Boulevard
Phoenix, Arizona (a) .....................         9,704           3/30/06
1200 North Sickles Drive
Tempe, Arizona (b) .......................        29,000             Owned
1000 N. Kraemer Place
Anaheim, California (b) ..................        24,384           8/14/12
4540 Easton Drive
Bakersfield, California (c) ..............        11,368           3/31/04
3208 Landco Drive
Bakersfield, California (c) ..............        49,875           6/30/07
555 Anton Boulevard
Costa Mesa, California (a) ...............        17,058           5/31/08
1168 Fesler Street
El Cajun, California (b) .................        48,360           8/31/10
24041 Amador Street
Hayward, California (b) ..................        40,000          10/31/11
25601 Clawiter Road
Hayward, California (b) ..................        34,800           6/30/04
5 Vanderbilt
Irvine, California (a) ...................        18,000           7/31/04
4462 Corporate Center Drive
Los Alamitos, California (c) .............        57,863           7/31/06
825 Howe Road
Martinez, California (c) .................       109,800          12/31/07
8670 Younger Creek Drive
Sacramento, California (a) ...............        51,984           6/15/08
4464 Alvarado Canyon Road
San Diego, California (b) ................        40,000          10/31/07
9505 and 9525 Chesapeake Drive
San Diego, California (c) ................        25,124          12/31/06
414 Brannan Street
San Francisco, California (c) ............        18,964           3/31/05
4405 and 4420 Race Street
Denver, Colorado (b) .....................        17,704           9/30/11
345 Sheridan Boulevard
Lakewood, Colorado (c) ...................        63,000             Owned
367 and 377 Research Parkway
Meriden, Connecticut (b) .................        27,700           7/31/04
1781 N.W. North River Drive
Miami, Florida (b) .......................        11,285             Owned

                                                              LEASE EXPIRATION
                                                 APPROXIMATE    DATE, UNLESS
                                                 SQUARE FEET       OWNED
                                                 -----------  ----------------
2501 S.W. 160th Street
Miramar, Florida (c) .......................        15,877         7/31/08
3145 Northwoods Parkway
Norcross, Georgia (c) ......................        25,808         1/31/06
400 Lake Ridge Drive
Smyrna, Georgia (a) ........................        30,000         9/30/12
801 Asbury Drive
Buffalo Grove, Illinois (a) ................        10,650        11/09/04
2160 North Asland Avenue
Chicago, Illinois (b) ......................        67,000         6/30/05
2100 South York Road
Oak Brook, Illinois (c) ....................        87,700         5/31/08
3090 Colt Road
Springfield, Illinois (b) ..................        40,000         6/09/05
1406 Cardinal Court
Urbana, Illinois (b) .......................        33,750        10/01/07
7614 and 7720 Opportunity Drive
Fort Wayne, Indiana (b) ....................       136,695        10/31/08
2655 Garfield Road
Highland, Indiana (c) ......................        45,816         6/30/06
5124-5128 W. 79th Street
Indianapolis, Indiana (b) ..................        12,600         9/30/06
2600 N. Ninth Street Road
Lafayette, Indiana (b) .....................        13,798        10/31/08
3100 Brinkerhoff Road
Kansas City, Kansas (b) ....................        42,836        11/30/05
3125 Brinkerhoff Road
Kansas City, Kansas (b) ....................        22,676           Owned
631 Pecan Circle
Manhattan, Kansas (b) ......................        22,750         8/31/08
2118 W. Harry
Wichita, Kansas (b) ........................        25,600         8/31/07
300 Walnut Street
Owensboro, Kentucky (c) ....................        20,600         1/07/09
4530 Hollins Ferry Road
Baltimore, Maryland (b) ....................        26,792           Owned
645 A-F & 647 A & B Lofstrand Lane
Rockville, Maryland (a) ....................        10,600         2/28/05
643 Lofstrand Lane
Rockville, Maryland (a) ....................        15,000         2/28/05
306 Northern Avenue
Boston, Massachusetts (a) ..................        15,275         6/30/05
200 Old Colony Way
Boston, Massachusetts (b) ..................        11,500         3/31/05
70-70D Hawes Way
Stoughton, Massachusetts (b) ...............        24,400        12/31/05
80 Hawes Way
Stoughton, Massachusetts (a) (b) ...........        36,000         6/10/13

                                                              LEASE EXPIRATION
                                                 APPROXIMATE    DATE, UNLESS
                                                 SQUARE FEET        OWNED
                                                 -----------  ----------------
1743 Maplelawn
Troy, Michigan (c) ..........................      22,000          4/30/06
6060 Hix Road
Westland, Michigan (b) ......................      23,000         12/31/08
6325 South Valley Boulevard
Las Vegas, Nevada (b) .......................      23,190         12/31/08
3555 W. Oquendo Road
Las Vegas, Nevada (c) .......................      90,000         11/30/08
6754 W. Washington Avenue
Pleasantville, New Jersey (b) ...............      45,400          1/14/06
348 New Country Road
Secaucus, New Jersey (b) ....................      37,905         12/31/07
26 West Street
Brooklyn, New York (b) ......................      15,000            Owned
301 and 305 Suburban Avenue
Deer Park, New York (b) .....................      33,535          3/31/05
24-37 46th Street
Long Island City, New York (a) ..............      10,000          1/31/07
111-01 and 109-15 14th Avenue
Long Island City, New York (c) ..............      82,000          2/28/11
516 West 34th Street
New York, New York (c) ......................      25,000          6/30/12
253 West 35th Street
New York, New York (c) ......................       7,000          8/31/09
Two Penn Plaza
New York, New York (a) ......................      57,200          2/01/06
704 Clinton Avenue South
Rochester, New York (a) .....................      25,000          7/31/04
8740 Reading Road and
10-15 West Vorhees Street
Cincinnati, Ohio (a) ........................      25,500          9/27/06
3976 Southern Avenue
Cincinnati, Ohio (a) ........................      44,815         12/31/08
2300-2310 International Street
Columbus, Ohio (c) ..........................      25,500         10/31/07
2904 S.W. 1st Avenue
Portland, Oregon (c) ........................      12,500          3/31/04
700 Gracern Road
Columbia, South Carolina (a) ................      11,850          2/28/07
7520 Bartlett Corp. Avenue, East
Bartlett, Tennessee (c) .....................       9,000         12/31/05
4067 New Getwell Road
Memphis, Tennessee (b) ......................      36,000          8/28/07
6936 Commerce Avenue
El Paso, Texas (c) ..........................      18,028          1/31/07
5550 Airline Drive
Houston, Texas (b) ..........................      78,483         12/31/09
515 Norwood Road
Houston, Texas (b) ..........................      26,676         12/31/09

                                                              LEASE EXPIRATION
                                                 APPROXIMATE    DATE, UNLESS
                                                 SQUARE FEET       OWNED
                                                 -----------  ----------------
1574 South West Temple
Salt Lake City, Utah (c) ......................    120,904        12/31/06
320 23rd Street
Arlington, Virginia (a) .......................     43,058         3/05/10
109-D Executive Drive
Dulles, Virginia (c) ..........................     19,000         8/31/04
22930 Shaw Road
Dulles, Virginia (c) ..........................     32,616         7/31/06
3280 Formex Road
Richmond, Virginia (a) ........................     30,640         7/31/08
8657 South 190th Street
Kent, Washington (a) ..........................     46,125         6/30/08
6950 Gisholt Drive
Madison, Wisconsin (b) ........................     32,000         5/30/09
1 Thameside Centre
Kew Bridge Road
Kew Bridge, Middlesex, United Kingdom (d) .....     14,000        12/22/12
86 Talbot Road
Old Trafford, Manchester, United Kingdom (d)...     24,300        12/24/06
2116 Logan Avenue
Winnipeg, Manitoba, Canada (e) ................     19,800           Owned
3455 Landmark Boulevard
Burlington, Ontario, Canada (e) ...............     16,100           Owned

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

----------------
(a) Principally used by a company engaged in the "United States facilities services" segment.

(b) Principally used by a company engaged in the "United States mechanical construction and facilities services" segment.

(c) Principally used by a company engaged in the "United States electrical construction and facilities services" segment.

(d) Principally used by a company engaged in the "United Kingdom construction and facilities services" segment.

(e) Principally used by a company engaged in the "Canada construction and facilities services" segment.

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

   In December 2001, the Company's Canadian subsidiary Comstock Canada Limited ("Comstock") commenced an action against Atomic Energy of Canada Limited
("AECL") in the Ontario Superior Court of Justice claiming approximately Cdn. $6.0 million (approximately $4.6 million) in connection with Comstock's work on two medical isotope nuclear reactors and associated works at AECL's facility at Chalk River, Ontario. Comstock's claim was for holdback, unpaid change requests, loss of productivity and extended duration costs. AECL filed an amended defense denying Comstock's claim and counterclaimed against Comstock for Cdn. $47.0 million (approximately $36.3 million) claiming fraud and substantial deficiencies in Comstock's performance of work which are alleged to have resulted in the need to replace much of Comstock's work and installed materials and the need to redesign and reinstall various components of the reactor systems. In December 2003, the matter was settled. The settlement provided for a payment of a portion of Comstock's claim by AECL and did not require payment of any damages by Comstock.

   On March 14, 2003, John Mowlem Construction plc ("Mowlem") presented a claim in arbitration against EMCOR's United Kingdom subsidiary, EMCOR Drake & Scull Group plc ("D&S"), in connection with a subcontract D&S entered into with Mowlem with respect to a project for the United Kingdom Ministry of Defence at Abbey Wood in Bristol, U.K. Mowlem seeks damages arising out of alleged defects in the D&S design and construction of the mechanical and electrical engineering services for the project. Mowlem's claim is for (pound)39.5 million (approximately $70.5 million), which includes costs allegedly incurred by Mowlem in connection with rectification of the alleged defects, overhead, legal fees, delay and disruption costs related to such defects, and interest on such amounts. The claim also includes amounts in respect of liabilities that Mowlem accepted in connection with a settlement agreement it entered into with the Ministry of Defence and which it claims are attributable to D&S. D&S believes it has good and meritorious defenses to the Mowlem claim. D&S has denied liability and has asserted a counterclaim for approximately (pound)11.6 million (approximately $20.7 million) for certain design, labor and delay and disruption costs incurred by D&S in connection with its subcontract with Mowlem.

   EMCOR is involved in other proceedings in which damages and claims have been asserted against it. EMCOR believes it has a number of valid defenses to such proceedings and claims and intends to vigorously defend itself and does not believe that a significant liability will result.

   Inasmuch as the proceedings and claims in which EMCOR is involved range from a few thousand dollars to over $70.0 million, the outcome of which cannot be predicted, adverse results could have a material adverse effect on EMCOR's financial position and/or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

   FRANK T. MACINNIS, Age 57; Chairman of the Board and Chief Executive Officer of the Company since April 1994. Mr. MacInnis was elected to the additional position of President on February 26, 2004. He served as President of the Company from April 1994 to April 1997. From April 1990 to April 1994, Mr. MacInnis served as President and Chief Executive Officer, and from August 1990 to April 1994 as Chairman of the Board, of Comstock Group, Inc., a nationwide electrical contracting company. From 1986 to April 1990, Mr. MacInnis was Senior Vice President and Chief Financial Officer of Comstock Group, Inc. In addition, from 1986 to April 1994, Mr. MacInnis was also President of Spie Group Inc., which had interests in Comstock Group, Inc., Spie Construction Inc., a Canadian pipeline construction company, and Spie Horizontal Drilling Inc., a U.S. company engaged in underground drilling for the installation of pipelines and communications cable.

   SHELDON I. CAMMAKER, Age 64; Executive Vice President and General Counsel of the Company since September 1987 and Secretary of the Company since May 1997. Prior to September 1987, Mr. Cammaker was a senior partner of the New York City law firm of Botein, Hays, & Sklar.

   LEICLE E. CHESSER, Age 57; Executive Vice President and Chief Financial Officer of the Company since May 1994. From April 1990 to May 1994, Mr. Chesser served as Executive Vice President and Chief Financial Officer of Comstock Group, Inc., and from 1986 to May 1994, Mr. Chesser was also Executive Vice President and Chief Financial Officer of Spie Group, Inc.

   R. KEVIN MATZ, Age 45; Senior Vice President - Shared Services of the Company since June 2003. From April 1996 to June 2003 Mr. Matz served as Vice President and Treasurer of the Company and Staff Vice President - Financial Services of the Company from March 1993 to April 1996. From March 1991 to March 1993, Mr. Matz was Treasurer of Sprague Technologies Inc., a manufacturer of electronic components.

   MARK A. POMPA, Age 39; Senior Vice President - Chief Accounting Officer and Treasurer of the Company since June 2003. From September 1994 to June 2003 Mr. Pompa was Vice President and Controller of the Company.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

   MARKET INFORMATION.EMCOR's common stock trades on the New York Stock Exchange under the symbol "EME".

   The following table sets forth high and low sales prices for the common stock for the periods indicated as reported by the New York Stock Exchange:

            2003                                      HIGH              LOW
            ---                                       ----              ---
            First Quarter .......................     $55.20           $43.40
            Second Quarter ......................     $54.30           $45.61
            Third Quarter .......................     $50.40           $39.79
            Fourth Quarter ......................     $45.14           $33.00

            2002                                      HIGH              LOW
            ---                                       ----              ---
            First Quarter .......................     $59.71           $43.87
            Second Quarter ......................     $64.35           $51.91
            Third Quarter .......................     $60.80           $45.20
            Fourth Quarter ......................     $58.15           $44.71

   HOLDERS.As of February 19, 2004, there were 126 stockholders of record and, as of that date, EMCOR estimates there were approximately 10,400 beneficial owners holding stock in nominee or "street" name.

   DIVIDENDS.EMCOR did not pay dividends on its common stock during 2003 or 2002, and it does not anticipate that it will pay dividends on its common stock in the foreseeable future. EMCOR's working capital credit facility limits the payment of dividends on its common stock.

   SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. The following table summarizes equity compensation plans that were approved by stockholders and equity compensation plans that were not approved by stockholders as of December 31, 2003:

                                                                Equity Compensation Plan Information
                                                     A                            B                             C
                                        --------------------------   --------------------------    --------------------------
                                                                                                      NUMBER OF SECURITIES
                                                                                                    REMAINING AVAILABLE FOR
                                        NUMBER OF SECURITIES TO BE        WEIGHTED AVERAGE           FUTURE ISSUANCE UNDER
                                         ISSUED UPON EXERCISE OF         EXERCISE PRICE OF         EQUITY COMPENSATION PLANS
                                           OUTSTANDING OPTIONS,         OUTSTANDING OPTIONS,         (EXCLUDING SECURITIES
PLAN CATEGORY                               WARRANTS AND RIGHTS          WARRANTS AND RIGHTS         REFLECTED IN COLUMN A)
--------------------------              --------------------------   --------------------------    --------------------------

Equity Compensation
 Plans Approved by
 Stockholders                                     725,129                          $17.57                   581,866(2)

Equity Compensation
 Plans Not Approved
 by Stockholders                                1,055,074(1)                       $34.21                    89,394(3)
                                                ---------                                                   -------

Total                                           1,780,203                          $27.43                   671,260
                                                =========                                                   =======

--------------
(1) 54,167 shares relate to options which are held by employees (other than executive officers) of the Company (the "Employee Options"), 868,135 shares relate to options which are held by executive officers of the Company (the "Executive Options"), 14,000 shares relate to options which are held by Directors of the Company (the "Director Options"), and 130,606 shares relate to restricted common stock units ("RSUs") outstanding under the Executive Stock Bonus Plan described below under the "Executive Stock Bonus Plan."

(2) Includes 118,191 shares reserved for issuance under the 1997 Non-Employee Directors' Non-Qualified Stock Option Plan, 11,000 shares reserved for issuance under the 1995 Non-Employee Directors' Non-Qualified Stock Option Plan, 90,000 shares reserved for issuance under the 2003 Non-Employee Directors' Stock Option Plan, and 320,000 shares reserved for issuance under the 2003 Management Stock Incentive Plan.

(3) Represent shares reserved for issuance under the Executive Stock Bonus Plan. Does not include options to purchase 192,398 shares of common stock granted in January 2004 to executive officers pursuant to their respective employment agreements described below under "Executive Options."

EMPLOYEE OPTIONS

   The Employee Options referred to in note (1) to the immediately preceding table under Equity Compensation Plan Information (the "Table") vest over three years in equal annual installments, commencing with the first anniversary of the date of grant of the Employee Options. The Board of Directors granted such Employee Options to certain key employees of the Company based upon the performance of such employees. Such Employee Options have an exercise price per share equal to the fair market value of a share of common stock on their respective grant dates and have a term of ten years from the grant date.

EXECUTIVE OPTIONS

   410,000 of the Executive Options referred to in note (1) to the Table were granted to six executive officers in connection with their respective prior employment agreements with the Company dated as of January 1, 1998, as amended (the "Prior Employment Agreements"). Pursuant to the terms of such Prior Employment Agreements, each such executive officer received a fixed number of Executive Options on the first business day of 1999, 2000 and 2001 with respective exercise prices of $16.19, $17.56 and $25.44 per share; in addition, Mr. MacInnis, Chairman of the Board and Chief Executive Officer of the Company, received an additional grant under his Prior Employment Agreement of an option to purchase 200,000 shares with an exercise price of $19.75 per share. Such Executive Options vested on the first anniversary of the grant date, other than the option granted to Mr. MacInnis for 200,000 shares which vested in four equal installments based upon the common stock reaching target stock prices of $25, $30, $35 and $40.

   An additional 458,135 Executive Options referred to in note (1) to the Table were granted to six executive officers in connection with their respective current employment agreements with the Company dated January 1, 2002 (the "Current Employment Agreements"). Of these options, executive officers were granted (i) an aggregate amount of 171,100 of such Executive Options on December 14, 2001 (exercisable in full upon grant) with an exercise price of $41.70 per share, (ii) an aggregate amount of 145,700 of such Executive Options on January 2, 2002 with an exercise price of $46.35 per share and (iii) an aggregate amount of 141,335 of such Executive Options on January 2, 2003 with an exercise price of $54.73.

   Pursuant to the terms of the Current Employment Agreements, on the first business day of 2004, the executive officers were granted options to purchase an aggregate of 192,398 shares of Company common stock with an exercise price of $43.83 per share. These options are not included in the Table.

   Other than those Executive Options granted on December 14, 2001, referred to above, the Executive Options granted vest one-fourth on the grant date, one-fourth on the first anniversary of the grant date, one-fourth on the second anniversary of the grant date and one-fourth on the last business day of the calendar year immediately preceding the third anniversary of the grant date.

   Each of the Executive Options granted have a term of ten years from their respective grant dates and an exercise price per share equal to the fair market value of a share of common stock on their respective grant dates.

DIRECTOR OPTIONS

   During 2002, each non-employee director of the Company received 2,000 Director Options and in 2003 Mr. Larry J. Bump, upon his election to the Board, received 2,000 Director Options. These options were in addition to the 3,000 options to purchase common stock granted to each non-employee director under the Company's 1995 Non-Employee Directors' Non-Qualified Stock Option Plan, which plan has been approved by the Company's stockholders. The price at which such Director Options are exercisable is equal to the fair market value per share of common stock on the grant date. The exercise price per share of the Director Options is $55.49 per share, except those granted to Mr. Yonker, upon his election to the Board on October 25, 2002, which have an exercise price of $51.75 per share, and those granted to Mr. Bump, upon his election to the Board on February 27, 2003, which have an exercise price of $48.15 per share. All of these options vested in full on the grant date and have a term of ten years from the grant date.

EXECUTIVE STOCK BONUS PLAN

   An Executive Stock Bonus Plan (the "Stock Bonus Plan") was adopted by the Board of Directors in October 2000 and amended December 11, 2003. Pursuant to the Stock Bonus Plan, as amended, 25% of the annual bonus earned by each executive officer is automatically credited to him in the form of units ("RSUs") that will subsequently be converted into common stock at a 15% discount from the fair market value of common stock as of the date the annual bonus is determined. The units are to be converted into shares of common stock and delivered to the executive officer on the earliest of (i) the first business day following the day upon which the Company releases to the public generally its results in respect of the fourth quarter of the third calendar year following the year in respect of which the RSUs were granted ("Release Date"), (ii) the executive officer's termination of employment for any reason or (iii) immediately prior to a "change of control" (as defined in the Stock Bonus Plan). In addition, pursuant to the Stock Bonus Plan, each executive officer is permitted at his election to cause all or part of his annual bonus not automatically credited to him in the form of RSUs under the Stock Bonus Plan to be credited to him in the form of units ("Voluntary Units") that will subsequently be converted into common stock at a 15% discount from the fair market value of common stock as of the date the annual bonus is determined. An election to accept Voluntary Units under the Stock Bonus Plan must be made at least six months prior to the end of the calendar year in respect of which the bonus will be payable. These Voluntary Units are to be converted into shares of common stock and delivered to the executive officer on the earliest of (i) the date elected by the executive officer but in no event earlier than the Release Date, (ii) the executive officer's termination of employment or (iii) immediately prior to a "change of control."

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

INCOME STATEMENT DATA
(In thousands, except per share data)

                                                                                YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------------------------------------
                                                            2003           2002           2001          2000           1999
                                                        ----------     ----------     ----------    ----------     ----------
Revenues ............................................   $4,534,646     $3,968,051     $3,419,854    $3,460,204     $2,893,962
Gross profit ........................................      482,454        482,634        391,823       357,817        295,907
Operating income ....................................       45,152        114,425         88,682        78,925         58,091
Net income ..........................................   $   20,621     $   62,902     $   50,012    $   40,089     $   27,821
                                                        ==========     ==========     ==========    ==========     ==========
Basic earnings per share ............................   $     1.38     $     4.23     $     3.86    $     3.84     $     2.86
                                                        ==========     ==========     ==========    ==========     ==========
Diluted earnings per share ..........................   $     1.33     $     4.07     $     3.40    $     2.95     $     2.21
                                                        ==========     ==========     ==========    ==========     ==========

BALANCE SHEET DATA
(In thousands)

                                                                                   AS OF DECEMBER 31,
                                                         ---------------------------------------------------------------------
                                                            2003           2002           2001          2000           1999
                                                         ----------     ----------     ----------    ----------     ----------
Stockholders' equity (a) ............................    $  521,356     $  489,870     $  421,933    $  233,503     $  170,249
Total assets ........................................    $1,795,247     $1,758,491     $1,349,664    $1,261,864     $1,052,246
Goodwill ............................................    $  277,994     $  290,412     $   56,011    $   67,625     $   68,009
Notes payable .......................................    $       --     $   21,815     $      573    $       --     $    1,150
Borrowings under working capital credit lines .......    $  139,400     $  112,000     $       --    $       --     $       --
Other long-term debt, including current maturities ..    $      589     $    1,015     $      973    $  116,056     $  116,534
Capital lease obligations ...........................    $      339     $      351     $      249    $      573     $      554

---------------
(a) No cash dividends on EMCOR's common stock have been paid during the past five years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

   The results of operations for each of the three years ended December 31, 2003, 2002 and 2001 have been impacted by a number of significant trends and events. Results of operations for 2003 compared to 2002 have been positively impacted by the acquisition of the capital stock of Consolidated Engineering Services, Inc. ("CES") from Archstone-Smith operating trust and others on December 19, 2002, and an increase in revenues and income generated by United States facilities services operations and United States transportation infrastructure work. However, the 2003 results compared to 2002 were negatively impacted by: (1) poor performance in the United Kingdom construction operations;
(2) increased competition for, and a related decrease in gross profit margin on, commercial and industrial work in the United States inasmuch as there has been a continuing decline in commercial and industrial work in the United States resulting from the economic recession; (3) reduced private sector spending on small and discretionary projects and repairs and maintenance work resulting from the economic recession; (4) an increase in the percentage of work relating to public sector construction that typically has lower gross profit margins than private sector work; (5) lower than historical gross profit margins on several United States projects as a result of poor contract performance; and (6) reduced labor productivity due to the uncertain job market. (The foregoing factors affecting the United States subsidiaries are hereafter referred to collectively as the "2003 Unfavorable United States Market Conditions").

   The 2002 results of operations compared to 2001 were positively impacted by the acquisition on March 1, 2002 of a group of companies (the "Acquired Comfort Companies") from Comfort Systems USA, Inc. ("Comfort") and increased revenues and income from transportation infrastructure work and facilities services contracts. The results of operations for 2002 compared to 2001 were negatively impacted, as described above with respect to 2003, by (1) the economic recession; (2) the beginning of a negative trend in the performance on EMCOR's United Kingdom construction projects; (3) a reduction in "fast-track" projects (i.e. those projects with timetables more accelerated than typical contracts for similar projects) for telecom work and other work in the United States; and (4) a shift to public sector work in the United States which typically results in revenues being recognized over a longer period of time.

   EMCOR's management recognizes that some of the business challenges it faces are endemic to the construction and facilities services industry. However, EMCOR has made or has under consideration certain strategic changes with respect to its geographic markets and sectors served, including a shift in focus toward more private sector commercial work even if that causes a temporary reduction in revenues until such construction spending increases significantly. Actions already taken include the replacement of the senior management of the United Kingdom operations and reductions in selling, general and administrative expenses in all segments. Such selling, general and administrative expense reductions are expected to continue in 2004. EMCOR expects the demand for HVAC repair and maintenance services to increase starting in the second quarter of 2004, and EMCOR will continue to follow its long-term strategy of increasing revenues from multi-year facilities services contracts. EMCOR's management believes it has positioned the company to benefit from its strategy; however, there is no guarantee that these strategies will result in significantly improved results if economic conditions affecting EMCOR and the construction industry generally do not improve.

HIGHLIGHTS

   Revenues for the year ended December 31, 2003 were $4.53 billion, compared to $3.97 billion and $3.42 billion for the years ended December 31, 2002 and 2001, respectively. Net income was $20.6 million for 2003 compared to $62.9 million for 2002 and $50.0 million for 2001. Diluted earnings per share on net income were $1.33 per share for 2003 compared to $4.07 per share for 2002 and $3.40 per share for 2001.

   The Consolidated Results of Operations for EMCOR for the year ended December 31, 2002 include the results of operations of the Acquired Comfort Companies and CES from their respective dates of acquisition. EMCOR acquired two additional companies during each of the years 2003 and 2002. See Note C - Acquisitions of Businesses of the notes to consolidated financial statements for additional discussion of these transactions.

OPERATING SEGMENTS

   EMCOR has the following reportable segments which provide services associated with the design, integration, installation, startup, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for generation and distribution of electrical power, lighting systems, low-voltage systems such as fire alarm, security, communications and process control systems and voice and data systems); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration, and clean-room ventilation systems, and plumbing, process and high-purity piping systems); (c) United States facilities services; (d) Canada construction and facilities services; (e) United Kingdom construction and facilities services; and (f) Other international construction and facilities services. The segment "United States facilities services" principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers' facilities (mobile operation and maintenance services, site-based operation and maintenance services, facility planning and consulting services and energy management programs) which services are not related to customers' construction programs. The Canada, United Kingdom and Other international segments perform electrical construction, mechanical construction and facilities services. "Other international construction and facilities services" represents EMCOR's operations outside of the United States, Canada and the United Kingdom (primarily in South Africa and the Middle East during the periods presented).

APPLICATION OF CRITICAL ACCOUNTING POLICIES

   The consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. EMCOR's significant accounting policies are described in Note B - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of this Form 10-K. There was no initial adoption of any accounting policies during 2003 other than those listed under "New Accounting Pronouncements" below. EMCOR believes that some of the more critical judgment areas in the application of accounting policies that affect the financial condition and results of operations are the impact of changes in the estimates and judgments pertaining to (a) revenue recognition from (i) long term construction contracts for which the percentage of completion method of accounting is used and (ii) services contracts, (b) collectibility or valuation of accounts receivable, (c) insurance liabilities, (d) income taxes and (e) intangible assets.

REVENUE RECOGNITION FROM LONG-TERM CONSTRUCTION CONTRACTS AND SERVICES CONTRACTS

   EMCOR believes its most critical accounting policy is revenue recognition from long-term construction contracts for which EMCOR uses the percentage-of-completion method of accounting. Percentage-of-completion accounting is the prescribed method of accounting for long-term contracts in accordance with accounting principles generally accepted in the United States, Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," and, accordingly, the method used for revenue recognition within EMCOR's industry. Percentage-of-completion for each contract is measured principally by the ratio of costs incurred to date to perform each contract to the estimated total costs to perform such contract at completion. Certain of EMCOR's electrical contracting business units measure percentage-of-completion by the percentage of labor costs incurred to date to perform each contract to the estimated total labor costs to perform such contract at completion. Provisions for the entirety of estimated losses on uncompleted contracts are made in the period in which such losses are determined. Application of percentage-of-completion accounting results in the recognition of costs and estimated earnings in excess of billings on uncompleted contracts in EMCOR's consolidated balance sheets. Costs and estimated earnings in excess of billings on uncompleted contracts reflected in the consolidated balance sheets arise when revenues have been recognized but the amounts cannot be billed under the terms of contracts. Such amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. Costs and estimated earnings in excess of billings on uncompleted contracts also include amounts EMCOR seeks or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price, or other customer-related causes of unanticipated additional contract costs. Such amounts are recorded at estimated net realizable value and take into account factors that may affect the ability to bill and collect amounts billed. As of December 31, 2003 and 2002, costs and estimated earnings in excess of billings on uncompleted contracts included unbilled revenues for unapproved change orders of approximately $43.0 million and $35.9 million, respectively, and for claims of approximately $56.4 million and $53.3 million, respectively. In addition, accounts receivable as of December 31, 2003 and 2002 include claims and contractually billed amounts related to such contracts of approximately $63.1 million and $45.1 million, respectively. Generally, contractually billed amounts will not be paid by the customer to EMCOR until final resolution of related claims. Due to uncertainties inherent in estimates employed in applying percentage-of-completion accounting, estimates may be revised as project work progresses. Application of percentage-of-completion accounting requires that the impact of revised estimates be reported prospectively in the consolidated financial statements.

   In addition to revenue recognition for long-term construction contracts, EMCOR recognizes revenues from services contracts as such contracts are performed in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition, revised and updated" ("SAB 104"). There are two basic types of services contracts: (1) fixed price services contracts which are signed in advance for maintenance, repair and retrofit work over periods typically ranging from one to three years (for which there may be EMCOR employees on a customer's site full time) and (2) services contracts which may or may not be signed in advance for similar maintenance, repair and retrofit work on an as needed basis (frequently referred to as time and material work). Fixed price services contracts are generally performed evenly over the contract period, and, accordingly, revenue is recognized on a pro-rata basis over the life of the contract. Revenues derived from other services contracts are recognized when the services are performed in accordance with SAB 104. Expenses related to all services contracts are recognized as incurred.

ACCOUNTS RECEIVABLE

   EMCOR is required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the realization of receivables, which assessment factors include the creditworthiness of the customer, EMCOR's prior collection history with the customer and related aging of the past due balances. The provisions for bad debts during 2003, 2002, and 2001 amounted to approximately $11.2 million, $3.4 million and $2.9 million, respectively. The increased provision of $7.8 million for 2003 compared to 2002 primarily relates to the potential non-payment of a customer account receivable of approximately $5.8 million due to the publicly reported financial difficulties of the customer. At December 31, 2003 and 2002, accounts receivable of $1,009.2 million and $965.0 million, respectively, included allowances of $43.7 million and $40.6 million, respectively. Specific accounts receivable are evaluated when EMCOR believes a customer may not be able to meet its financial obligations due to a deterioration of its financial condition or credit ratings or its bankruptcy. The allowance requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis and as additional information is received.

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

INCOME TAXES

   EMCOR has net deferred tax assets primarily resulting from deductible temporary differences, which will reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. As of December 31, 2003 and 2002, the total valuation allowance on net deferred tax assets was approximately $2.0 million and $2.1 million, respectively.

INTANGIBLE ASSETS

   As of December 31, 2003, EMCOR had goodwill and net identifiable intangible assets (primarily the market value of its backlog, customer relationships and trademarks and tradenames) of $278.0 million and $22.2 million, respectively, arising out of the acquisition of companies. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies. Statement of Financial Accounting Standards No. 142, "Goodwill and

Other Intangible Assets" ("SFAS 142") requires goodwill to be tested for impairment, on at least an annual basis, and be written down when impaired, rather than amortized as previous standards required. Furthermore, SFAS 142 requires identifiable intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Changes in strategy and/or market conditions may result in adjustments to recorded intangible asset balances. As of December 31, 2003, no indicators of impairment of its goodwill or identifiable intangible assets resulted from EMCOR's annual impairment review, which was performed in accordance with the provisions of SFAS
142. See Note B - Summary of Significant Accounting Policies of the notes to consolidated financial statements for additional discussion of the provisions of SFAS 142.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

   The reportable segments reflect, in all years presented, reclassifications of certain business units among the segments due to changes in EMCOR's internal reporting structure.

REVENUES

   As described below in more detail, revenues for the year ended December 31, 2003 increased 14.3% to $4.53 billion compared to $3.97 billion for 2002. The $566.6 million increase in revenues for 2003 when compared to 2002 was primarily due to revenues of $508.4 million from companies acquired in 2003 and 2002 and to increased revenues in the United States electrical construction and facilities services and United States facilities services segments (excluding acquisitions) of $85.1 million and $19.7 million, respectively. The increases in revenues were partially offset by decreased revenues for the United States mechanical construction and facilities services segment (excluding acquisitions). Revenues for 2002 of $3.97 billion represented a 16.0% increase over revenues of $3.42 billion for 2001. This $548.2 million increase in revenues for 2002 compared to 2001 was primarily due to revenues of $502.6 million from companies acquired in 2002 and to increased revenues related to site-based facilities services contracts and power generation projects. Partially offsetting these increases was a reduction, when compared to 2001, of revenues related to fast-track telecom and other commercial contracts, as well as a shift to longer-term projects which typically result in revenue being recognized over a longer period of time.

   The following table presents EMCOR's revenues by operating segment and the approximate percentages of total revenues for the years ended December 31, 2003, 2002 and 2001 (in millions, except for percentages):

                                                                                   % OF                 % OF                 % OF
                                                                           2003    TOTAL       2002     TOTAL       2001     TOTAL
                                                                         --------  -----     --------   -----     --------   -----
Revenues:
  United States electrical construction and facilities services ......   $1,239.5   27%      $1,152.4    29%      $1,334.7    39%
  United States mechanical construction and facilities services ......    1,715.8   38%       1,715.4    43%       1,202.1    35%
  United States facilities services ..................................      661.2   15%         250.0     6%         209.7     6%
                                                                         --------            --------             --------
  Total United States operations .....................................    3,616.5   80%       3,117.8    79%       2,746.5    80%
  Canada construction and facilities services ........................      346.8    8%         316.3     8%         198.2     6%
  United Kingdom construction and facilities services ................      571.3   12%         533.9    13%         463.6    14%
  Other international construction and facilities services ...........         --   --             --    --           11.6    --
                                                                         --------            --------             --------
  Total worldwide operations .........................................   $4,534.6  100%      $3,968.0   100%      $3,419.9   100%
                                                                         ========            ========             ========

   Revenues for EMCOR's United States electrical construction and facilities services segment for 2003 increased by $87.1 million compared to 2002. The increase in revenues was primarily due to an increase in transportation infrastructure and energy generation work, partially offset by a significant decline in private sector commercial work, which include offices, manufacturing facilities and hotels. Compared to 2002, the New York City area market in 2003 experienced the largest reduction in revenues from commercial work; however, this decline in revenues was offset by increased public sector work in the Washington D.C area market, increased transportation infrastructure work in the Denver area and increased power generation and transportation infrastructure work in California. The $182.3 million decrease in 2002 revenues attributable to this segment compared to 2001 was primarily due to a reduction during 2002 in fast-track telecom and other commercial work. During 2002, transportation infrastructure work increased and power generation work remained steady compared to the prior year.

   United States mechanical construction and facilities services revenues increased $0.4 million for 2003 compared to 2002. Revenues for 2003 compared to 2002 increased in the education and institutional sectors, partially offset by significantly decreased commercial office, manufacturing and power generation work. In 2003, EMCOR's mid-western markets were particularly negatively impacted by a reduction in outage upgrade and replacement work at manufacturing facilities. In addition, revenues were negatively impacted by declines in small and discretionary projects and repairs and maintenance work caused largely by the cooler than normal summer weather conditions in parts of the United States. The $513.3 million increase in revenues for 2002 compared to 2001 was primarily attributable to $475.2 million of revenues from the Acquired Comfort Companies and increased revenues from power generation work in the northern California market. These increases were partially offset by decreased revenues as a result of the performance of fewer fast-track contracts, particularly in the telecom sector.

   United States facilities services revenues, which include those operations that principally provide consulting and maintenance services, increased by $411.2 million for 2003 compared to 2002. The increase in revenues was primarily due to revenues of $387.5 million attributable to the CES acquisition and an increase in site-based facilities services contracts, partially offset by a decline in certain small and discretionary projects due to increased competition resulting in fewer projects awarded to EMCOR. Additionally, a reduction in demand for mobile services, which services had been adversely affected by cooler than normal summer weather conditions in parts of the United States, contributed to a decrease in 2003 revenues. Revenues for 2002 increased by $40.3 million compared to 2001. This increase in revenues was primarily attributable to business development activities resulting in an increase in the number of site-based facilities services contracts and, to a lesser extent, to the acquisition of CES, partially offset by a decline in telecommunications related work.

   Revenues of Canada construction and facilities services increased by $30.5 million for 2003 as compared to 2002. The increase in revenues for 2003 was primarily attributable to an increase of $36.7 million caused by a change in the rate of exchange for Canadian dollars to United States dollars due to strengthening of the Canadian dollar. But for the exchange rates, revenues would have decreased due to a temporary scale-back in work on certain long-term power generation projects attributable to customer's project scheduling. The $118.1 million increase in revenues for 2002 compared to 2001 was primarily attributable to the performance of work on certain long-term contracts.

   United Kingdom construction and facilities services revenues increased $37.4 million for 2003 compared to 2002 principally due to an increase of $47.5 million caused by a change in the rate of exchange for British pounds to United States dollars due to strengthening of the British pound. As was the case in Canada, but for exchange rates, revenues would have declined because of execution of a planned reduction in bidding for certain types of institutional and government-sponsored construction projects. The $70.3 million increase in 2002 revenues compared to 2001 revenues was principally due to growth in the facilities services market, offsetting a decline in the overall construction market. The decline in the overall construction market principally resulted in fewer attractive bid opportunities in 2002, which caused EMCOR to be more selective in submitting project bids.

   Other international construction and facilities services revenues primarily consist of EMCOR's operations in the Middle East, South Africa and Europe. Revenues from those operations were zero for 2003, zero for 2002 and $11.6 million for 2001. All of the 2003 and 2002 projects in these markets were performed by joint ventures. The results of these joint venture operations are accounted for under the equity method of accounting because EMCOR has less than majority ownership in these joint ventures, is not subject to a majority of the risk of loss from the joint venture's activities and is not entitled to receive a majority of the joint venture's residual returns or both. Accordingly, revenues attributable to such joint ventures are not reflected as revenues in the consolidated financial statements. In 2001, certain European projects were performed entirely by EMCOR subsidiaries, and therefore, revenues were recorded. EMCOR continues to pursue new business selectively in these markets; however, the availability of opportunities has been significantly reduced as a result of local economic factors, particularly in the Middle East.

COST OF SALES AND GROSS PROFIT

   The following table presents EMCOR's cost of sales, gross profit, and gross profit as a percentage of revenues for the years ended December 31, 2003, 2002 and 2001 (in millions, except for percentages):

                                                      2003          2002           2001
                                                    --------      --------       --------
Cost of sales .................................     $4,052.2      $3,485.4       $3,028.0
Gross profit ..................................     $  482.5      $  482.6       $  391.8
Gross profit as a percentage of revenues ......         10.6%         12.2%          11.5%

   Gross profit decreased $0.1 million for 2003 compared to 2002. Gross profit as a percentage of revenues was 10.6% for 2003 compared with 12.2% for 2002. Gross profit as a percentage of revenues decreased primarily due to poor performance in the United Kingdom construction market and the 2003 Unfavorable United States Market Conditions previously discussed in the Overview above; this decline was offset in part by $93.7 million of gross profit attributable to the companies acquired and their generally higher gross profit as a percentage of revenues than other EMCOR subsidiaries. Gross profit increased $90.8 million for 2002 compared with 2001, and gross profit as a percentage of revenues increased to 12.2% for 2002 compared to 11.5% for 2001. The increase in gross profit was primarily due to gross profit of $81.2 million earned by companies acquired in 2002. An increase in gross profit of $9.6 million in 2002 compared to 2001, which was attributable to EMCOR's other subsidiaries, was due to the type and location of construction and facilities services contracts performed, efficient deployment of local labor, effective procurement of materials and focus on risk management programs. The increase in 2002 when compared to 2001 in gross profit as a percentage of revenues was principally attributable to the Acquired Comfort Companies and their generally higher gross profit as a percentage of revenues than other EMCOR subsidiaries and, to a lesser extent, improvements in gross profit in EMCOR's other subsidiaries due to favorable job close-outs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   The following table presents EMCOR's selling, general and administrative expenses, and selling, general and administrative expenses as a percentage of revenues, for the years ended December 31, 2003, 2002 and 2001 (in millions, except for percentages):

                                                                                       2003           2002           2001
                                                                                      ------         ------         ------
Selling, general and administrative expenses ...................................      $437.3         $368.2         $303.1
Selling, general and administrative expenses as a percentage of revenues .......         9.6%           9.3%           8.9%

   Selling, general and administrative expenses increased $69.1 million between 2003 and 2002. As a percentage of revenues, total selling, general and administrative expenses increased to 9.6% in 2003 as compared to 9.3% in 2002. For 2003, selling, general and administrative expenses included amortization expense of $2.8 million attributable to identifiable intangible assets associated with acquisitions compared to $0.8 million for 2002. Selling, general and administrative expenses (excluding companies acquired in 2003 and 2002 and related amortization expense) were approximately $302.8 million (8.4% of revenues) for 2003 compared to $307.5 million (8.9% of revenues) for 2002, which decrease in selling, general and administrative expenses was attributable to a managed reduction of both variable expenses (including reduced incentive compensation related to less favorable financial performance and reduction in personnel) and fixed expenses (such as building occupancy costs). Selling, general and administrative expenses increased $65.1 million in 2002 compared to 2001. As a percentage of revenues, total selling, general and administrative expenses increased to 9.3% in 2002 as compared to 8.9% in 2001. The increase in expenses and increase in expenses as a percentage of revenues during 2002 as compared to 2001 was primarily due to $61.0 million of expenses attributable to companies acquired in 2002 and increased variable selling, general and administrative expenses of certain other EMCOR subsidiaries (primarily incentive compensation related to more favorable financial performance), which increased expenses were partially offset by a $5.5 million reduction in goodwill amortization expense as goodwill is no longer required to be amortized per SFAS
142. Goodwill amortization expense for the year ended December 31, 2003, 2002 and 2001 was zero, zero and $5.5 million, respectively.

OPERATING INCOME

   The following table presents EMCOR's operating income, and operating income as a percentage of segment revenues, for the years ended December 31, 2003, 2002 and 2001 (in millions, except for percentages):

                                                                                % OF                  % OF                % OF
                                                                                SEGMENT              SEGMENT              SEGMENT
                                                                     2003       REVENUES    2002     REVENUES      2001   REVENUES
                                                                    ------      --------   ------    --------     ------  --------
Operating income (loss):

  United States electrical construction and facilities services ..  $ 57.8        4.7%     $ 78.9      6.8%       $ 75.3     5.6%
  United States mechanical construction and facilities services ..    25.1        1.5%       59.3      3.5%         41.4     3.4%
  United States facilities services ..............................    17.0        2.6%        4.3      1.7%         (7.2)     --
                                                                    ------                 ------                 ------
  Total United States operations .................................    99.9        2.8%      142.5      4.6%        109.5     4.0%
  Canada construction and facilities services ....................     2.0        0.6%        3.3      1.0%          2.3     1.2%
  United Kingdom construction and facilities services ............   (22.4)        --         0.0       --           7.2     1.6%
  Other international construction and facilities services .......     0.3         --        (0.1)      --          (1.2)     --
  Corporate administration .......................................   (34.7)        --       (31.3)      --         (29.1)     --
                                                                    ------                 ------                 ------
  Total worldwide operations .....................................    45.1        1.0%      114.4      2.9%         88.7     2.6%
Other corporate items:
  Interest expense ...............................................    (8.9)                  (4.1)                  (4.8)
  Interest income ................................................     0.7                    2.0                    5.6
                                                                    ------                 ------                 ------
Income before taxes ..............................................  $ 36.9                 $112.3                 $ 89.5
                                                                    ======                 ======                 ======

   As described below in more detail, operating income decreased by $69.3 million to $45.1 million for 2003 compared to $114.4 million for 2002. This decrease in 2003 was primarily attributable to the 2003 Unfavorable United States Market Conditions previously discussed in the Overview above, and operating losses from the United Kingdom construction and facilities services segment. Operating income was favorably impacted by $4.5 million, $2.3 million and $0.5 million reductions of insurance liabilities previously established for insurance exposures as a consequence of effective risk management and safety programs. Operating income increased by $25.7 million to $114.4 million for 2002 compared to $88.7 million for 2001. This increase in 2002 was primarily attributable to $19.7 million of operating income from acquisitions, increased transportation infrastructure and power generation construction work and the successful completion and settlement of several contracts.

   Operating income decreased for the United States electrical construction and facilities services operations for 2003 compared to 2002. The decrease in operating income for 2003 of $21.1 million as compared to 2002, and the related decrease as a percentage of revenues, was primarily attributable to the 2003 Unfavorable United States Market Conditions previously discussed in the Overview above. This decrease was partially offset by profitable performance of transportation infrastructure and certain power generation work. In 2003, the New York City area market was particularly adversely impacted by a significant decline in commercial work and by unprofitable performance of power generation work. Conversely, the Washington, D.C. area market provided a consistent profitable revenue base, the

Denver area benefited from increased income from transportation infrastructure work and operations in California benefited from increased income from power generation, transportation infrastructure work and project close-outs. In addition, selling, general and administrative expenses (excluding companies acquired) decreased by approximately $19.1 million in this segment for 2003 compared to 2002. This decrease was mostly related to a reduction in incentive compensation, which related to less favorable financial performance and reduction in personnel, and a reduction in other variable expenses. Operating income for 2002 for the United States electrical construction and facilities services operations increased $3.6 million, or 4.8%, from 2001 levels. The increase in operating income, and operating income as a percentage of revenues, for 2002 versus 2001 was primarily attributable to increased transportation infrastructure work and continuing power generation construction work on the west coast, the successful completion and settlement of several contracts, and increased operating income attributable to various commercial and industrial projects in the San Diego, Las Vegas, Washington D.C. and Denver markets, offset in part, by a reduction in fast-track data center construction work across other markets.

   United States mechanical construction and facilities services operating income decreased $34.2 million for 2003 compared to 2002. This decrease in operating income and decrease as a percentage of revenues was primarily due to the 2003 Unfavorable United States Market Conditions previously discussed in the Overview above. The mid-western markets were negatively impacted by a significant reduction in work on manufacturing facilities, the western markets were negatively impacted by reduced income from power generation work and parts of the United States markets were negatively impacted by reduced repairs and maintenance work caused largely by the cooler than normal summer weather conditions. This decrease in operating income was partially offset by increased income from water and wastewater treatment facilities projects for 2003 compared to 2002. In addition, selling, general and administrative expenses decreased by approximately $11.5 million in this segment for 2003 compared to 2002. This decrease was mostly related to a reduction in incentive compensation related to less favorable financial performance and reduction in personnel and reduction in other variable expenses. Operating income for 2002 compared to 2001 increased $17.9 million, and as a percentage of revenues increased to 3.5% from 3.4%, primarily due to (i) operating income of $ 18.7 million from the Acquired Comfort Companies, (ii) operating income associated with power generation construction work in the northern California market and (iii) improved results at the Poole & Kent subsidiary operations which had losses in 2001. The increases were partially offset by reduced operating income attributable to fewer fast-track projects in the 2002 than 2001.

   United States facilities services operating income increased by $12.7 million for 2003 compared with 2002. The increase in operating income was primarily attributable to income of $13.5 million from the CES acquisition and an increase in the number of site-based facilities services contracts resulting from business development activities. The increase was partially offset by reduced income from certain small and discretionary projects due to increased competition and from mobile services, which services were adversely affected by cooler than normal summer weather conditions in parts of the United States. Operating income of $4.3 million in this segment for 2002 compared to operating losses of $7.2 million for 2001 increased by $11.5 million primarily due to new facilities services contracts and a decrease in selling, general and administrative expenses as the facilities services operations became more established and required less spending related to the development of new business.

   Canada construction and facilities services operating income decreased by $1.3 million in 2003 compared to 2002. This decrease was principally due to (a) increased hospital and school construction projects and less manufacturing outage work, since hospital and school construction projects generally had lower gross profits than the manufacturing outage work performed in 2002, (b) decreased profit from several longer-term power generation projects compared with the prior year and (c) $0.2 million of an increase in operating income relating to the change in exchange rates due to strengthening of the Canadian dollar. For 2002 compared to 2001, operating income increased by $1.0 million principally due to increased work on longer-term contracts that result in profit recognition over an extended time period, partially offset by a reduction in the number of fast-track type contracts.

   United  Kingdom   construction  and  facilities   services  operating  income
decreased by $22.4 million to a reported operating loss in 2003 compared to 2002. The operating loss was primarily attributable to: (1) net unfavorable settlements and closeouts of certain construction projects completed during the year, (2) increased bad debt expense of $5.8 million in 2003 primarily related to the potential non-payment of a large customer account receivable due to publicly reported financial difficulties, (3) reorganization expenses of approximately $2.0 million related to employee severance expenses and the closing of several offices and (4) $1.5 million relating to the change in exchange rates due to strengthening of the British pound. For 2002, operating income decreased by $7.2 million as compared to 2001. This decrease was primarily attributable to unfavorable settlements and closeouts of certain construction projects completed during the year.

   Other international construction and facilities services operating income was $0.3 million for 2003 compared to operating losses of $0.1 million and $1.2 million in 2002 and 2001, respectively. EMCOR continues to pursue new business selectively in the Middle Eastern, South African and European markets; however, the availability of opportunities has been significantly reduced as a result of local economic factors, particularly in the Middle East.

   General corporate expenses for 2003 increased by $3.4 million from 2002 levels, and increased in 2002 by $2.2 million from 2001 levels. The increase in general corporate expenses for 2003 compared with 2002 was primarily related to an increase in personnel required to support the business growth related to acquisitions and increased marketing expenses associated with EMCOR's brand awareness campaign, which promotes the EMCOR brand on the national and local level in the United States and targets non-traditional buyers of EMCOR services such as chief executive and chief financial officers of companies. The increase for 2002 compared with 2001 was due to the expansion of operations support activities such as information technology infrastructure, human resources and marketing.

   Interest expense increased by $4.8 million for 2003 compared to 2002 due to increased borrowing under EMCOR's revolving credit facility. Interest expense decreased by $0.7 million in 2002 compared to 2001 principally due to the conversion of $115.0 million of EMCOR's 5.75% Convertible Subordinated Notes into approximately 4.2 million shares of EMCOR common stock in the second quarter of 2001.

   Interest income decreased by $1.3 million in 2003 compared to 2002 due to repayment of increased borrowings for working capital under the revolving credit facility. Interest income decreased by $3.6 million in 2002 compared with 2001, which decrease was due to a reduction in cash on hand in 2002 related to cash used for acquisitions and repayment of borrowings related to the acquisitions and to lower interest rates earned.

LIQUIDITY AND CAPITAL RESOURCES

   The following table presents EMCOR's net cash provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2003 and 2002 (in millions):

                                                           2003          2002
                                                          ------       -------
Net cash provided by operating activities ............    $  1.3       $ 154.7
Net cash used in investing activities ................    $(23.3)      $(364.8)
Net cash provided by financing activities ............    $  7.1       $ 113.4

   The Company's consolidated cash balance decreased by $14.8 million from $93.1 million at December 31, 2002 to $78.3 million at December 31, 2003. Net cash provided by operating activities for 2003 was $1.3 million, a decrease of $153.4 million from net cash provided by operating activities of $154.7 million for 2002. The decrease in cash provided by operating activities in 2003 compared to 2002 was due to decreased net income, decreased accrued expenses, increased accounts receivable and increased contracts in progress, net, offset by increased accounts payable. The changes in these accounts in 2003, and the related decrease in net cash provided by operating activities, are a result of EMCOR's shift in work toward more public sector work and less small and discretionary projects. The increase in public sector work, which typically involves larger projects, lower gross profit margins and more capital than private sector work, was the primary reason for the decrease; the decrease was also due to reduced higher margin small and discretionary projects that requires much less upfront cash than large construction projects. Net cash used in investing activities in 2003 of $23.3 million consisted primarily of payments of an aggregate of $8.9 million for acquisitions in 2003 and earn-out payments of $2.0 million for acquisitions in prior periods, net disbursements for other investments of $1.8 million and $17.9 million for purchases of property, plant and equipment, offset by $5.2 million of payments received pursuant to indemnity provisions of acquisition agreements. This activity compares to net cash used in investing activities for 2002, which consists primarily of aggregate payments of $334.7 million for acquisitions in 2002 and earn-out payments of $8.7 million for acquisitions from prior periods, net disbursements for other investments of $7.7 million and $15.6 million for the purchase of property, plant and equipment. Net cash provided by financing activities for 2003 of $7.1 million was primarily attributable to net borrowings under working capital credit lines of $27.4 million and proceeds from the exercise of stock options of $2.0 million, offset by repayments of long-term debt of $22.2 million.

   The following is a summary of EMCOR's material contractual obligations and other commercial commitments (in millions):

                                                                                     PAYMENTS DUE BY PERIOD
                                                              -----------------------------------------------------------------
                                                                              LESS
                CONTRACTUAL                                                   THAN           1-3           4-5           AFTER
                OBLIGATIONS                                     TOTAL        1 YEAR         YEARS         YEARS         5 YEARS
                -----------                                   -----------------------------------------------------------------
Other long-term debt .................................        $  0.6         $  0.1        $  0.2         $ 0.2          $ 0.1
Capital lease obligations ............................           0.3            0.2           0.1            --             --
Operating leases .....................................         145.3           37.8          55.4          30.5           21.6
Minimum funding requirement for pension plan .........           9.7            9.7            --            --             --
Open purchase obligations (1) ........................         655.7          545.7         110.0            --             --
Other long-term obligations (2) ......................          96.3             --          96.3            --             --
                                                              ------         ------        ------         -----          -----
Total Contractual Obligations ........................        $907.9         $593.5        $262.0         $30.7          $21.7
                                                              ======         ======        ======         =====          =====

                                                                            AMOUNT OF COMMITMENT EXPIRATION BY PERIOD
                                                              ----------------------------------------------------------------
                                                                TOTAL          LESS
             OTHER COMMERCIAL                                  AMOUNTS         THAN         1-3           4-5           AFTER
                COMMITMENTS                                   COMMITTED       1 YEAR       YEARS         YEARS         5 YEARS
             ----------------                                 ----------------------------------------------------------------
Revolving Credit Facility (3) ........................        $139.4         $   --       $   --         $139.4          $  --
Letters of credit ....................................          49.2             --           --           49.2             --
Guarantees ...........................................          25.0             --           --             --           25.0
                                                              ------         ------       ------         ------          -----
Total Commercial Commitments .........................        $213.6         $   --       $   --         $188.6          $25.0
                                                              ======         ======       ======         ======          =====

-------------
(1) Represent open purchase orders for material and subcontracting costs related to the Company's construction and service contracts. These purchase orders are not reflected in EMCOR's consolidated balance sheet and should not impact future cash flows as amounts will be recovered through customer billings.

(2) Represent primarily insurance related liabilities, the timing for which payments beyond one year is not practical to estimate.

(3) EMCOR classifies these borrowings as short-term on its consolidated balance sheet because of EMCOR's intent and ability to repay the amounts on a short-term basis.

   On September 26, 2002, EMCOR entered into a $275.0 million five year revolving credit agreement (the "Revolving Credit Facility"). Effective July 9, 2003, EMCOR increased its borrowing capacity under the Revolving Credit Facility to $350.0 million. The Revolving Credit Facility, which replaced a credit facility entered into on December 22, 1998, is guaranteed by certain direct and indirect subsidiaries of EMCOR, is secured by substantially all of the assets of EMCOR and most of its subsidiaries, and provides for borrowings in the form of revolving loans and letters of credit. The Revolving Credit Facility contains various covenants requiring, among other things, maintenance of certain financial ratios and certain restrictions with respect to payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount of the Revolving Credit Facility. The fee ranges from 0.3% to 0.5% of the unused amount, based on certain financial tests. Loans under the Revolving Credit Facility bear interest at (1) a rate which is the prime commercial lending rate announced by Harris Nesbitt from time to time (4.0% at December 31, 2003) plus 0% to 1.0%, based on certain financial tests, (2) United States dollar LIBOR (at December 31, 2003 the rate was 1.16%) plus 1.5% to 2.5%, based on certain financial tests or (3) British pound LIBOR (at December 31, 2003 the rate was 3.91%) plus 1.5% to 2.5%, based on certain financial tests. The interest rates in effect at December 31, 2003 were 4.25%, 2.91% and 5.66% for the prime commercial lending rate, United States dollar LIBOR and British pound LIBOR, respectively. Letter of credit fees issued under this facility range from 0.75% to 2.5% of the respective face amounts of the letters of credit issued and are charged based on the type of letter of credit issued and certain financial tests. As of December 31, 2003 and 2002, EMCOR had approximately $49.2 million and $39.9 million of letters of credit outstanding, respectively. EMCOR had borrowings of $139.4 million and $112.0 million outstanding under the Revolving Credit Facility at December 31, 2003 and 2002, respectively.

   In August 2001, the Company's Canadian subsidiary, Comstock Canada Ltd., renewed a credit agreement with a bank providing for an overdraft facility of up to Cdn. $0.5 million. The facility is secured by a standby letter of credit and provides for interest at the bank's prime rate (4.5% at December 31, 2003). There were no borrowings outstanding under this credit agreement at December 31, 2003 or 2002.

   A subsidiary of EMCOR has guaranteed indebtedness of a venture in which it has a 40% interest; the other venture partner, Baltimore Gas and Electric, has a 60% interest. The venture designs, constructs, owns, operates, leases and maintains facilities to produce chilled water for sale to customers for use in air conditioning commercial properties. These guarantees are not expected to have a material effect on EMCOR's financial position or results of operations. Each of the venturers is jointly and severally liable, in the event of default, for the venture's $25.0 million borrowing due December 2031. During September 2002, each venture partner contributed equity to the venture, of which EMCOR's contribution was $14.0 million.

   EMCOR is contingently liable to sureties in respect of performance and payment bonds issued by sureties, usually at the request of customers in connection with construction projects which secure EMCOR payment and performance obligations under contracts for such projects. In addition, at the request of labor unions representing certain EMCOR employees, bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. EMCOR bonding requirements typically increase as the amount of public sector work increases. As of December 31, 2003, sureties had issued bonds for the account of EMCOR in the aggregate amount of approximately $1.7 billion. The bonds are issued by EMCOR's sureties in return for a premium which varies depending on the size and type of the bonds. The largest individual bond is approximately $170.0 million. EMCOR has agreed to indemnify the sureties for any payments made by them in respect of bonds issued on EMCOR's behalf.

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

   The primary source of liquidity for EMCOR has been, and is expected to continue to be, cash generated by operating activities. EMCOR also maintains the Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient or to enable EMCOR to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. EMCOR may also increase liquidity through an equity offering or other debt instruments. Short-term changes in macroeconomic trends may have an effect, positively or negatively, on liquidity. In addition to managing borrowings, EMCOR's focus on the facilities services market is intended to provide an additional buffer against economic downturns as the facilities services market is characterized by annual and multi-year contracts that provide a more predictable stream of cash flow than the construction market. The acquisition in December 2002 of CES, which is primarily focused on the facilities services market, is part of EMCOR's plan to grow its facilities services business. Short-term liquidity is also impacted by the type and length of construction contracts in place. During economic downturns, such as the 2001 through 2003 period, there are typically fewer small and discretionary projects from the private sector and companies such as EMCOR more aggressively bid more large long-term infrastructure and public sector contracts. Performance of long duration contracts typically require working capital until initial billing milestones are achieved. While EMCOR strives to maintain a net over-billed position with its customers, there can be no assurance that a net over-billed position can be maintained. EMCOR's net over-billings, defined as the balance sheet accounts billings in excess of costs and estimated earnings on uncompleted contracts less cost and estimated earnings in excess of billings on uncompleted contracts, was $95.8 million and $127.3 million as of December 31, 2003 and 2002, respectively.

   Long-term liquidity requirements can be expected to be met through cash generated from operating activities, the Revolving Credit Facility, and the sale of various secured or unsecured debt and/or equity interests in the public and private markets. Based upon EMCOR's current credit ratings and financial position, EMCOR can reasonably expect to be able to issue long-term debt instruments and/or equity. Over the long term, EMCOR's primary revenue risk factor continues to be the level of demand for non-residential construction services, which is in turn influenced by macroeconomic trends including interest rates and governmental economic policy. In order to provide protection against declines in demands for private sector construction services, EMCOR has increased its participation, and its backlog of contracts, in the public sector and in the facilities services market. In addition to the primary revenue risk factor, EMCOR's ability to perform work at profitable levels is critical to meeting long-term liquidity requirements.

   EMCOR believes that current cash balances and borrowing capacity available under the Revolving Credit Facility or other forms of financing available through debt or equity offerings, combined with cash expected to be generated from operations, will be sufficient to provide short-term and foreseeable long-term liquidity and meet expected capital expenditure requirements. However, EMCOR is a party to lawsuits and other proceedings in which other parties seek to recover from it amounts ranging from a few thousand dollars to over $70.0 million. If EMCOR was required to pay damages in one or more such proceedings, such payments could have a material adverse effect on its financial position, results of operations and/or cash flows.

CERTAIN INSURANCE MATTERS

   As of December 31, 2003, EMCOR utilized approximately $37.7 million of letters of credit issued pursuant to its Revolving Credit Facility as collateral for its insurance obligations.

NEW ACCOUNTING PRONOUNCEMENTS

   In January 2003, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS 148"). SFAS 148 amends FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002 and was adopted by EMCOR for all periods presented herein. EMCOR has not changed to the fair value based method of accounting for stock-based employee compensation; therefore, adoption of SFAS 148 has impacted disclosures, not the financial results, of EMCOR.

   In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (revised December 2003) ("FIN 46"). FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes in which: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders; (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity or (c) the right to receive the expected residual returns of the entity; or (3) the equity investors have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest . FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after March 15, 2004 (except for special purpose entities for which the effective date is periods ending after December 31,
2003). EMCOR has determined that the adoption of the provisions of FIN 46 has had no effect on EMCOR's consolidated financial condition or results of operations.

   In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. EMCOR does not have any financial instruments that meet the provisions of SFAS 150; therefore, EMCOR has determined that the provisions of SFAS 150 have had no effect on EMCOR's consolidated financial position, results of operations or cash flows.

   In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), "Employers' Disclosure about Pensions and Other
Postretirement Benefits" ("SFAS 132"). SFAS 132 replaces the disclosure requirements in Statement of Financial Accounting Standard No 87, "Employers' Accounting for Pensions," Statement of Financial Accounting Standard No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and Statement of Financial

Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." This revised statement retains the original disclosure requirements of SFAS 132. It requires additional disclosures to those in the original SFAS 132 about assets, obligations, cash flows and net periodic benefit cost of defined benefit plans and other defined postretirement plans. SFAS 132 is effective for interim periods and fiscal years ending after December 15, 2003. EMCOR has adopted the revised provisions of SFAS 132 effective December 31, 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   EMCOR has not used derivative financial instruments for any purpose during the years ended December 31, 2003 and 2002, including trading or speculating on changes in interest rates, or commodity prices of materials used in its business.

   EMCOR is exposed to market risk for changes in interest rates for borrowings under the Revolving Credit Facility. Borrowings under that facility bear interest at variable rates, and the fair value of this borrowing is not significantly affected by changes in market interest rates. As of December 31, 2003, there was $139.4 million of borrowings outstanding under the facility, and these borrowings bear interest at (1) a rate which is the prime commercial lending rate announced by Harris Nesbitt from time to time (4.0% at December 31, 2003) plus 0% to 1.0%, based on certain financial tests or (2) United States dollar LIBOR (at December 31, 2003 1.16%) plus 1.5% to 2.5%, based on certain financial tests or (3) British pound LIBOR (at December 31, 2003 3.91%) plus 1.5% to 2.5%, based on certain financial tests. Based on the borrowings outstanding of $139.4 million, if the overall interest rates were to increase by 1.0%, the net of tax interest expense would increase approximately $0.8 million in the next twelve months. Conversely, if the overall interest rates were to decrease by 1.0%, interest expense would decrease by approximately $0.8 million in the next twelve months. The Revolving Credit Facility expires in September 2007. There is no guarantee that EMCOR will be able to renew the facility at its expiration.

   EMCOR is also exposed to market risk and the market's potential related impact on accounts receivable or costs and estimated earnings in excess of billings on uncompleted contracts. The amounts recorded may be at risk if customers' ability to pay these obligations is negatively impacted by economic conditions. EMCOR continually monitors the credit worthiness of its customers and maintains on-going discussions with customers regarding contract status with respect to change orders and billing terms. Therefore, EMCOR believes it takes appropriate action to manage market and other risks, but there is no assurance that it will be able to reasonably identify all risks with respect to collectibility of these assets. See also the previous discussion of Accounts Receivable under the heading "Application of Critical Accounting Policies" in the Management's Discussion and Analysis of Results of Operations and Financial Condition.

   Amounts invested in EMCOR's foreign operations are translated into U. S. dollars at the exchange rates in effect at year end. The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of stockholders' equity, in its consolidated balance sheets. EMCOR believes the exposure to the effects that fluctuating foreign currencies may have on its consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective local currencies. Additionally, expenses associated with these transactions are generally contracted and paid for in their same local currencies.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                            DECEMBER 31,
                                                                                                     ----------     ----------
                                                                                                        2003           2002
                                                                                                     ----------     ----------
                                     ASSETS
Current assets:
  Cash and cash equivalents .....................................................................    $   78,260     $   93,103
  Accounts receivable, less allowance for doubtful accounts of $43,706
   and $40,611, respectively ....................................................................     1,009,170        964,968
  Costs and estimated earnings in excess of billings on uncompleted contracts ...................       249,393        235,809
  Inventories ...................................................................................         9,863         12,271
  Prepaid expenses and other ....................................................................        42,470         28,784
                                                                                                     ----------     ----------
    Total current assets ........................................................................     1,389,156      1,334,935
Investments, notes and other long-term receivables ..............................................        26,452         24,642
Property, plant and equipment, net ..............................................................        66,156         70,750
Goodwill ........................................................................................       277,994        290,412
Identifiable intangible assets, less accumulated amortization of $3,573 and $755, respectively ..        22,226         13,845
Other assets ....................................................................................        13,263         23,907
                                                                                                     ----------     ----------
Total assets ....................................................................................    $1,795,247     $1,758,491
                                                                                                     ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Borrowings under working capital credit line ..................................................    $  139,400     $  112,000
  Current maturities of long-term debt and capital lease obligations ............................           367         22,276
  Accounts payable ..............................................................................       451,713        409,562
  Billings in excess of costs and estimated earnings on uncompleted contracts ...................       345,207        363,092
  Accrued payroll and benefits ..................................................................       131,623        159,416
  Other accrued expenses and liabilities ........................................................       110,147        113,529
                                                                                                     ----------     ----------
    Total current liabilities ...................................................................     1,178,457      1,179,875
Long-term debt and capital lease obligations ....................................................           561            905
Other long-term obligations .....................................................................        94,873         87,841
                                                                                                     ----------     ----------
Total liabilities ...............................................................................     1,273,891      1,268,621
                                                                                                     ----------     ----------
Stockholders' equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, zero issued and outstanding ......           --             --
Common stock, $0.01 par value, 30,000,000 shares authorized, 16,155,844 and
  16,050,862 shares issued, respectively ........................................................           162            161
Capital surplus .................................................................................       316,729        312,393
Accumulated other comprehensive income (loss) ...................................................         1,257         (5,148)
Retained earnings ................................................................................      219,921        199,300
Treasury stock, at cost, 1,123,651 and 1,131,985 shares, respectively ............................      (16,713)       (16,836)
                                                                                                     ----------     ----------
Total stockholders' equity .......................................................................      521,356        489,870
                                                                                                     ----------     ----------
Total liabilities and stockholders' equity .......................................................   $1,795,247     $1,758,491
                                                                                                     ==========     ==========

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  2003          2002          2001
                                               ----------    ----------    ----------
Revenues ...................................   $4,534,646    $3,968,051    $3,419,854
Cost of sales ..............................    4,052,192     3,485,417     3,028,031
                                               ----------    ----------    ----------
Gross profit ...............................      482,454       482,634       391,823
Selling, general and administrative expenses      437,302       368,209       303,141
                                               ----------    ----------    ----------
Operating income ...........................       45,152       114,425        88,682
Interest expense ...........................       (8,939)       (4,096)       (4,795)
Interest income ............................          703         1,997         5,587
                                               ----------    ----------    ----------
Income before income taxes .................       36,916       112,326        89,474
Income tax provision .......................       16,295        49,424        39,462
                                               ----------    ----------    ----------
Net income .................................   $   20,621    $   62,902    $   50,012
                                               ==========    ==========    ==========
Basic earnings per share ...................   $     1.38    $     4.23    $     3.86
                                               ==========    ==========    ==========
Diluted earnings per share .................   $     1.33    $     4.07    $     3.40
                                               ==========    ==========    ==========

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                               EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                                                       2003           2002            2001
                                                                                    -----------    -----------    -----------
Cash flows from operating activities:
Net income ......................................................................   $    20,621    $    62,902    $    50,012
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization .................................................        21,717         15,371         12,694
  Amortization of goodwill ......................................................            --             --          5,506
  Amortization of identifiable intangible assets ................................         2,818            755             --
  Provision for doubtful accounts ...............................................        11,249          3,354          2,856
  Deferred income taxes .........................................................         7,451          7,432          3,725
  Non-cash expense for amortization of debt issuance costs ......................         1,416            630            890
  Non-cash expense for Restricted Stock Units ...................................            --            557          1,132
  Non-cash interest expense for converted subordinated notes ....................            --             --          1,239
  Provision in lieu of income taxes .............................................            --             --         21,425
                                                                                    -----------    -----------    -----------
                                                                                         65,272         91,001         99,479
Change in operating assets and liabilities excluding effect of businesses acquired:
  (Increase) decrease in accounts receivable ....................................       (49,171)        28,464         48,974
  Increase in inventories and contracts in progress, net ........................       (29,018)       (14,174)       (59,217)
  Increase (decrease) in accounts payable .......................................        40,931         32,653        (52,337)
  (Decrease) increase in accrued payroll and benefits and other accrued
    expenses and  liabilities ...................................................       (27,351)        14,860         47,836
  Changes in other assets and liabilities, net ..................................           647          1,893         (3,644)
                                                                                    -----------    -----------    -----------
Net cash provided by operating activities .......................................         1,310        154,697         81,091
                                                                                    -----------    -----------    -----------
Cash flows from investing activities:
  Proceeds from sales of assets .................................................         2,186          1,819          1,925
  Purchase of property, plant and equipment .....................................       (17,940)       (15,585)       (17,939)
  Payments for acquisitions of businesses and related earn-out agreements .......       (10,943)      (343,358)        (8,750)
  Net disbursements from other investments ......................................        (1,810)        (7,679)        (6,453)
  Payments received pursuant to indemnity provisions of acquisition agreements ..         5,244             --             --
                                                                                    -----------    -----------    -----------
Net cash used in investing activities ...........................................       (23,263)      (364,803)       (31,217)
                                                                                    -----------    -----------    -----------
Cash flows from financing activities:
  Proceeds from working capital credit lines ....................................     1,445,904        248,000             --
  Repayments of working capital credit lines ....................................    (1,418,504)      (136,000)            --
  Borrowings for long-term debt .................................................            --             70          2,930
  Repayments for long-term debt .................................................       (22,241)        (1,100)        (2,761)
  Net repayments for capital lease obligations ..................................           (12)           (34)           (26)
  Net proceeds from exercise of stock options ...................................         1,963          2,507          2,064
                                                                                    -----------    -----------    -----------
Net cash provided by financing activities .......................................         7,110        113,443          2,207
                                                                                    -----------    -----------    -----------
(Decrease) increase in cash and cash equivalents ................................       (14,843)       (96,663)        52,081
Cash and cash equivalents at beginning of year ..................................        93,103        189,766        137,685
                                                                                    -----------    -----------    -----------
Cash and cash equivalents at end of year ........................................   $    78,260    $    93,103    $   189,766
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

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                          TOTAL                                ACCUMULATED
                                          STOCK-                                  OTHER
                                         HOLDERS'        COMMON    CAPITAL    COMPREHENSIVE   RETAINED    TREASURY   COMPREHENSIVE
                                          EQUITY         STOCK     SURPLUS    INCOME (LOSS)  (1)EARNINGS   STOCK         INCOME
                                         --------        ------   --------    -------------  -----------  --------   -------------
Balance, December 31, 2000 ..........    $233,503         $117    $167,742       $(3,906)     $ 86,386    $(16,836)
  Net income ........................      50,012           --          --            --        50,012          --       $50,012
  Foreign currency translation
    adjustments .....................      (1,518)          --          --        (1,518)           --          --        (1,518)
                                                                                                                         -------
  Comprehensive income ..............          --           --          --            --            --          --       $48,494
                                                                                                                         =======
  Provision in lieu of income
    taxes ...........................      21,425           --      21,425            --            --          --
  Common stock issued under
    stock option plans, net .........       2,063           --       2,063            --            --          --
  Conversion of 5.75%
    Convertible Subordinated
    Notes (2) .......................     113,874           42     113,832            --            --          --
  Value of Restricted Stock Units (3)       2,574           --       2,574            --            --          --
                                         --------         ----    --------       -------      --------    --------
Balance, December 31, 2001 ..........     421,933          159     307,636        (5,424)      136,398     (16,836)
  Net income ........................      62,902           --          --            --        62,902          --       $62,902
  Foreign currency translation
    adjustments .....................       3,725           --          --         3,725            --          --         3,725
  Pension plan additional
    minimum liability, net of
    tax benefit of $1.9 million .....      (3,449)          --          --        (3,449)           --          --        (3,449)
                                                                                                                         -------
  Comprehensive income ..............          --           --          --            --            --          --       $63,178
                                                                                                                         =======
  Common stock issued under
    stock option plans, net .........       2,507            2       2,505            --            --          --
  Value of Restricted Stock
    Units (3) .......................       2,252           --       2,252            --            --          --
                                         --------         ----    --------       -------      --------    --------
Balance, December 31, 2002 ..........     489,870          161     312,393        (5,148)      199,300     (16,836)
  Net income ........................      20,621           --          --            --        20,621          --       $20,621
  Foreign currency translation
    adjustments .....................      12,440           --          --        12,440            --          --        12,440
  Pension plan additional
    minimum liability, net of
    tax benefit of $2.6 million .....      (6,035)          --          --        (6,035)           --          --        (6,035)
                                                                                                                         -------
  Comprehensive income ..............          --           --          --            --            --          --       $27,026
                                                                                                                         =======
  Common stock issued under
    stock option plans, net .........       3,026            1       2,902            --            --         123
  Value of Restricted Stock
    Units (3) .......................       1,434           --       1,434            --            --          --
                                         --------         ----    --------       -------      --------    --------
Balance, December 31, 2003 ..........    $521,356         $162    $316,729       $ 1,257      $219,921    $(16,713)
                                         ========         ====    ========       =======      ========    ========

------------

(1) Represents cumulative foreign currency translation and net of tax minimum pension liability adjustments of $10.7 million and $(9.5) million respectively, as of December 31, 2003. Represents cumulative foreign currency translation and net of tax minimum pension liability adjustments of $(1.7) million and $(3.4) million respectively, as of December 31, 2002.

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

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A -- NATURE OF OPERATIONS

   EMCOR Group, Inc., a Delaware corporation, and subsidiaries (collectively "EMCOR") is one of the largest mechanical and electrical construction and facilities services firms in the United States, Canada, the United Kingdom and in the world. EMCOR specializes in providing services relating to mechanical and electrical systems in facilities of all types and in providing comprehensive services for the operation, maintenance and management of substantially all aspects of such facilities, commonly referred to as "facilities services." EMCOR designs, integrates, installs, starts up, operates and maintains various electrical and mechanical systems, including: (1) systems for the generation and distribution of electrical power; (2) lighting systems; (3) low-voltage systems, such as fire alarm, security, communication and process control systems; (4) voice and data communications systems; (5) heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems; and (6) plumbing, process and high-purity piping systems. EMCOR provides mechanical and electrical construction services and facilities services directly to corporations, municipalities and other governmental entities, owners/developers and tenants of buildings. It also provides these services indirectly by acting as a subcontractor to general contractors, systems suppliers and other subcontractors. Mechanical and electrical construction services generally fall into one of two categories: (1) large installation projects with contracts often in the multi-million dollar range that involve construction of industrial and commercial buildings and institutional and public works facilities or the fit-out of large blocks of space within commercial buildings and (2) smaller installation projects typically involving fit-out, renovation and retrofit work. EMCOR's facilities services, which are needed to support the operation of a customer's facilities, include site-based operations and maintenance, mobile maintenance and service, facilities management, remote monitoring, small modification and retrofit projects, technical consulting and diagnostic services, installation and support for building systems, and program development and management for energy systems. These services are provided to a wide range of commercial, industrial, utility and institutional facilities including those at which EMCOR provided construction services and others at which construction services were provided by other contractors.

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

    The results of operations for the year ended December 31, 2002 include, from the respective dates of acquisition, the results of a group of companies (the "Acquired Comfort Companies") acquired from Comfort Systems USA, Inc. ("Comfort") on March 1, 2002 and the results of Consolidated Engineering Services, Inc. ("CES") acquired on December 19, 2002. The results of operations of other acquisitions, which are not material, have been included in the results of operations from the date of acquisition by EMCOR.

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

REVENUE RECOGNITION

    Revenues from long-term construction contracts are recognized on the percentage-of-completion method. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Certain of EMCOR's electrical contracting business units measure percentage-of-completion by the percentage of labor costs incurred to date for each contract to the estimated total labor costs for such contract. Revenues from services contracts are recognized as services are provided. There are two basic types of services contracts: (1) fixed price facilities services contracts which are signed in advance for maintenance, repair and retrofit work over periods typically ranging from one to three years (for which there may be EMCOR employees on the customer's site full time) and (2) services contracts which may or may not be signed in advance for similar maintenance, repair and retrofit work on an as needed basis (frequently referred to as time and material work). Fixed price services contracts are generally performed evenly over the contract period, and, accordingly, revenue is recognized on a pro-rata basis over the life of the contract. Revenues derived from other services contracts are recognized when the services are performed in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition, revised and updated." Expenses related to all services contracts are recognized as incurred.

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

COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

    Costs and estimated earnings in excess of billings on uncompleted contracts arise when revenues have been recorded but the amounts cannot be billed under the terms of the contracts. Such amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of the contract. Also included in costs and estimated earnings on uncompleted contracts are amounts EMCOR seeks or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to scope or price, or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). These amounts are recorded at their estimated net realizable value when realization is probable and can be reasonably estimated. No profit is recognized on the construction costs incurred in connection with these amounts. Claims and unapproved change orders made by EMCOR involve negotiation and, in certain cases, litigation. In the event litigation costs are incurred by EMCOR in connection with claims or unapproved change orders, such litigation costs are expensed as incurred; although, EMCOR may seek to recover these costs. EMCOR believes that it has established legal bases for pursuing recovery of its recorded unapproved change orders and claims, and it is management's intention to pursue and litigate such claims, if necessary, until a decision or settlement is reached. Unapproved change orders and claims also involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded claims may be made in the near-term. If EMCOR does not successfully resolve these matters, a net expense (recorded as a reduction in revenues), may be required, in addition to amounts that have been previously provided for. Claims against EMCOR are recognized when a loss is considered probable and amounts are reasonably determinable.

   Costs and estimated earnings on uncompleted contracts and related amounts billed as of December 31, 2003 and 2002 were as follows (in thousands):


                                                                                             2003           2002
                                                                                          ----------     ----------
Costs incurred on uncompleted contracts ............................................      $7,942,997     $7,022,638
Estimated earnings .................................................................         499,556        604,732
                                                                                          ----------     ----------
                                                                                           8,442,553      7,627,370
Less: billings to date .............................................................       8,538,367      7,754,653
                                                                                          ----------     ----------
                                                                                          $  (95,814)    $ (127,283)
                                                                                          ==========     ==========


   Such amounts were included in the accompanying Consolidated Balance Sheets at December 31, 2003 and 2002 under the following captions (in thousands):


                                                                                             2003           2002
                                                                                          ----------     ---------
Costs and estimated earnings in excess of billings on uncompleted contracts ........      $  249,393     $  235,809
Billings in excess of costs and estimated earnings on uncompleted contracts ........        (345,207)      (363,092)
                                                                                          ----------     ----------
                                                                                          $  (95,814)    $ (127,283)
                                                                                          ==========     ==========


   As of December 31, 2003 and 2002, costs and estimated earnings in excess of billings on uncompleted contracts included unbilled revenues for unapproved change orders of approximately $43.0 million and $35.9 million, respectively, and for claims of approximately $56.4 million and $53.3 million, respectively. In addition, accounts receivable as of December 31, 2003 and 2002 include claims and contractually billed amounts related to such contracts of approximately $63.1 million and $45.1 million, respectively. Generally, contractually billed amounts will not be paid by the customer to EMCOR until final resolution of related claims. Included in the claims amount is approximately $31.2 million and $38.7 million as of December 31, 2003 and 2002, respectively, related to projects of EMCOR's Poole & Kent subsidiary, which had commenced prior to EMCOR's acquisition of Poole & Kent in 1999.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

CLASSIFICATION OF CONTRACT AMOUNTS

   In accordance with industry practice, EMCOR classifies as current all assets and liabilities related to the performance of long-term contracts. The contracting cycle for certain long-term contracts may extend beyond one year, and, accordingly, collection or payment of amounts related to these contracts may extend beyond one year. Accounts receivable at December 31, 2003 and 2002 included $189.5 million and $172.1 million, respectively, of retainage billed under terms of the contracts. EMCOR estimates that approximately 88% of retainage recorded at December 31, 2003 will be collected during 2004.

CASH AND CASH EQUIVALENTS

   For purposes of the consolidated financial statements, EMCOR considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. EMCOR maintains a centralized cash management program whereby its excess cash balances are invested in high quality, short-term money market instruments, which are considered cash equivalents. At times, cash balances in EMCOR's bank accounts may exceed federally insured limits.

INVENTORIES

   Inventories, which consist primarily of construction materials, are stated at the lower of cost or market. Cost is determined principally using the average cost method. Inventories decreased by $2.4 million to $9.9 million at December 31, 2003 compared to $12.3 million at December 31, 2002.

INVESTMENTS, NOTES AND OTHER LONG-TERM RECEIVABLES

   Investments, notes and other long-term receivables at December 31, 2003 were $26.5 million compared to $24.6 million at December 31, 2002, and primarily consist of investments in joint ventures accounted for using the equity method of accounting. Included as investments, notes and other long-term receivables were investments of $18.9 million and $19.4 million as of December 31, 2003 and 2002, respectively, relating to a venture with Baltimore Gas & Electric. This joint venture designs, constructs, owns, operates, leases and maintains facilities to produce chilled water for use in air conditioning commercial properties.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is stated at cost. Depreciation, including amortization of assets under capital leases, is recorded principally using the straight-line method over estimated useful lives ranging from 2 to 40 years. As events and circumstances indicate, EMCOR reviews the carrying amount of property, plant and equipment for impairment. In performing this review for recoverability, long-lived assets are assessed for possible impairment by comparing their carrying values to their undiscounted net pre-tax cash flows expected to result from the use of the asset. Impaired assets are written down to their fair values, generally determined based on their estimated future discounted cash flows. Through December 31, 2003, no adjustment for the impairment of property, plant and equipment carrying value has been required.

   Property, plant and equipment in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2003 and 2002 (in thousands):


                                                                                                             2003         2002
                                                                                                           --------     --------
Machinery and equipment ............................................................................       $ 78,609     $ 72,698
Furniture and fixtures .............................................................................         40,425       36,527
Land, buildings and leasehold improvements .........................................................         41,586       38,475
                                                                                                           --------     --------
                                                                                                            160,620      147,700
Accumulated depreciation and amortization ..........................................................        (94,464)     (76,950)
                                                                                                           --------     --------
                                                                                                           $ 66,156     $ 70,750
                                                                                                           ========     ========


GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

   Goodwill at December 31, 2003 and 2002 was approximately $278.0 million and $290.4 million, respectively, and reflects the excess of cost over fair market value of net identifiable assets of companies acquired.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

   EMCOR has adopted the following accounting standards issued by the Financial Accounting Standards Board ("FASB"): Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS 142, which was adopted as of January 1, 2002, requires goodwill to be tested for impairment at least annually. SFAS 142 requires that goodwill be allocated to the reporting units. The fair value of the reporting unit is compared to the carrying amount on an annual basis to determine if there is a potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value. The fair value for goodwill is determined based on discounted estimated future cash flows. Furthermore, SFAS 142 requires identifiable intangible assets other than goodwill to be tested for impairment and be amortized over their useful lives unless these lives are determined to be indefinite.

   The following table presents EMCOR's adjusted net income attributable to common stock, basic earnings per share and diluted earnings per share assuming the add back of amortization of goodwill for the year ended December 31, 2001 (in thousands, except per share data):


                                                                                    FOR THE YEAR ENDED DECEMBER 31, 2001
                                                                            ---------------------------------------------------
                                                                                      BASIC                    DILUTED
                                                                            ------------------------  -------------------------
                                                                               INCOME                    INCOME
                                                                            AVAILABLE TO              AVAILABLE TO
                                                                               COMMON      EARNINGS      COMMON      EARNINGS
                                                                            STOCKHOLDERS   PER SHARE  STOCKHOLDERS   PER SHARE
                                                                            ------------   ---------  ------------   ---------
Reported net income attributed to EMCOR common stock ....................      $50,012       $3.86       $51,747       $3.40
Add back amortization of goodwill, net of income tax ....................        3,083        0.24         3,083        0.20
                                                                               -------       -----       -------       -----
Adjusted net income attributed to EMCOR common stock ....................      $53,095       $4.10       $54,830       $3.60
                                                                               =======       =====       =======       =====


   The changes in the carrying amount of goodwill during the year ended December 31, 2003 were as follows (in thousands):


                                                                                                             2003
                                                                                                           --------
Balance at beginning of period ......................................................................      $290,412
Reclassification to identified intangible assets ....................................................       (11,199)
Payments received pursuant to indemnity provisions of purchase agreements ...........................        (5,244)
Goodwill recorded for acquisition of businesses .....................................................         3,464
Earn-out payments on prior year acquisitions ........................................................         1,971
Other items, net ....................................................................................        (1,410)
                                                                                                           ---------
Balance at end of period ............................................................................      $277,994
                                                                                                           =========


There are no material remaining contingent payments related to acquisitions as of December 31, 2003.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

Identifiable intangible assets are comprised of $12.4 million in market value of customer backlog, $7.0 million in market value of customer relationships and $6.4 million in market value of trademarks and tradenames acquired as a result of acquisitions in 2002. The $12.4 million attributable to backlog and $7.0 million attributable to customer relationships are being amortized on a straight-line method over periods from one to seven years. The $6.4 million attributable to trademarks and tradenames is not being amortized as trademarks and tradenames have indefinite lives, but are subject to an annual review for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). See Note C - Acquisitions of Businesses for additional information. The following table presents the estimated future amortization expense of identifiable intangible assets (in thousands):

2004 .............................................................   $ 3,444
2005 .............................................................     3,092
2006 .............................................................     2,740
2007 .............................................................     2,740
Thereafter .......................................................     3,810
                                                                     -------
                                                                     $15,826
                                                                     =======

INSURANCE LIABILITIES

   EMCOR's insurance liabilities are determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. At December 31, 2003 and 2002, the estimated current portion of undiscounted insurance liabilities of $16.0 million and $9.1 million, respectively, were included in "Other accrued expenses and liabilities" in the accompanying Consolidated Balance Sheets. The estimated non-current portion of the undiscounted insurance liabilities were included in "Other long-term obligations" and at December 31, 2003 and 2002 were $74.6 million and $73.5 million, respectively. EMCOR's insurance liabilities for workers' compensation, auto liability, general liability and property and casualty claims increased $8.0 million, $9.0 million and $2.7 million for the years ended December 31, 2003, 2002 and 2001, respectively, primarily due to increased premiums and estimated liabilities related to the increase in revenues for the corresponding years. These increases are net of $4.5 million, $2.3 million and $0.5 million reductions of insurance liabilities previously established for insurance exposures as a consequence of effective risk management and safety programs for the years ended December 31, 2003, 2002 and 2001, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

   The carrying values of EMCOR's financial instruments, which include accounts receivable and other financing commitments, approximate their fair values due primarily to their short-term maturities.

   During 2001, EMCOR called for redemption of its $115.0 million 5.75% convertible subordinated notes. As a consequence, all of the convertible subordinated notes were converted into approximately 4.2 million shares of EMCOR common stock.

FOREIGN OPERATIONS

   The financial statements and transactions of EMCOR's foreign subsidiaries are maintained in their functional currency and translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Translation adjustments have been recorded as Accumulated other comprehensive income (loss), a separate component of Stockholders' equity.

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

   As of December 31, 2003, 2002 and 2001, EMCOR did not have any derivative instruments.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

VALUATION OF STOCK OPTION GRANTS

   At December 31, 2003, EMCOR has stock-based compensation plans and programs, which are described more fully in Note I - Stock Options and Stock Plans. EMCOR applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized in the accompanying Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001 in respect of stock options granted during those years inasmuch as EMCOR grants stock options at fair market value. Had compensation cost for these options been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), EMCOR's net income, basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS") would have been reduced from the following "as reported amounts" to the following "pro forma amounts" (in thousands, except per share amounts):


                                                                                                2003        2002        2001
                                                                                              -------     -------     -------
Net income:
  As reported .......................................................................         $20,621     $62,902     $50,012
  Less: Total stock-based compensation expense determined under fair
    value based method, (described in Note I), net of related tax effects ...........           1,199       2,690       4,772
                                                                                              -------     -------     -------
  Pro forma .........................................................................         $19,422     $60,212     $45,240
                                                                                              =======     =======     =======
Basic EPS:
  As reported .......................................................................         $  1.38     $  4.23     $  3.86
  Pro forma .........................................................................         $  1.30     $  4.05     $  3.49
Diluted EPS:
  As reported .......................................................................         $  1.33     $  4.07     $  3.40
  Pro forma .........................................................................         $  1.26     $  3.90     $  3.08


NEW ACCOUNTING PRONOUNCEMENTS

   In January 2003, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS 148"). SFAS 148 amends FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002 and was adopted by EMCOR for all periods presented herein. EMCOR has not changed to the fair value based method of accounting for stock-based employee compensation; therefore, adoption of SFAS 148 has impacted disclosures, not the financial results, of EMCOR.

   In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (revised December 2003) ("FIN 46"). FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes in which: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders; (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity or (c) the right to receive the expected residual returns of the entity; or (3) the equity investors have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after March 15, 2004 (except for special purpose entities for which the effective rate is periods ending after December 15,
2003). EMCOR has determined that the adoption of the provisions of FIN 46 has had no effect on EMCOR's consolidated financial condition or results of operations.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

   In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. EMCOR does not have any financial instruments that meet the provisions of SFAS 150; therefore, EMCOR has determined that the provisions of SFAS 150 have had no effect on EMCOR's consolidated financial position, results of operations or cash flows.

   In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), "Employers' Disclosure about Pensions and Other
Postretirement Benefits" ("SFAS 132"). SFAS 132 replaces the disclosure requirements in Statement of Financial Accounting Standard No 87, "Employers' Accounting for Pensions," Statement of Financial Accounting Standard No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and Statement of Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." This revised statement retains the original disclosure requirements of SFAS 132. It requires additional disclosures to those in the original SFAS 132 about assets, obligations, cash flows and net periodic benefit cost of defined benefit plans and other defined post-retirement plans. SFAS 132 is effective for interim periods and fiscal years ending after December 15, 2003. EMCOR has adopted the revised provisions of SFAS 132 effective December 31, 2003.

NOTE C -- ACQUISITIONS OF BUSINESSES

   On March 1, 2002, EMCOR acquired the Acquired Comfort Companies. Accordingly, the Consolidated Results of Operations for EMCOR for the year ended December 31, 2002 include the results of operations for the Acquired Comfort Companies since March 1, 2002. The purchase price paid for the Acquired Comfort Companies was $186.25 million and was comprised of $164.15 million in cash and $22.1 million by assumption of Comfort's notes payable to former owners of certain of the Acquired Comfort Companies. In 2002, pursuant to the terms of the acquisition agreement, an additional $7.1 million of cash purchase price was paid by EMCOR to Comfort subsequent to the acquisition date due to an increase in net assets of the Acquired Comfort Companies between the closing date and an agreed upon pre-closing date. The acquisition was funded with $121.25 million of EMCOR's funds and $50.0 million from borrowings under EMCOR's revolving credit facility. The Acquired Comfort Companies, which are based predominantly in the United States midwest and New Jersey, are active in the installation and maintenance of mechanical systems and the design and installation of process and fire protection systems. Services are provided to a wide variety of industries, including the food processing, pharmaceutical and manufacturing/distribution sectors. During 2003, EMCOR reduced goodwill by $8.4 million upon receipt of $5.2 million in settlement of Comfort's obligations to EMCOR under the indemnity provisions of the acquisition agreement and of $3.2 million of other purchase price adjustments primarily related to deferred income taxes.

   On December 19, 2002, EMCOR acquired CES. CES primarily provides a broad array of facilities services, including comprehensive facilities management, operation and maintenance, mobile services, remote monitoring, technical consulting and diagnostic services, and installation and support for building systems. The purchase price paid for CES was $178.0 million, of which $156.0 million was paid from borrowings under EMCOR's revolving credit facility and $22.0 million was paid from EMCOR's funds. During 2003, EMCOR reduced goodwill by $9.4 million inasmuch as EMCOR attributed $11.2 million of the purchase price to CES identifiable intangible assets offset by other final purchase price and allocation adjustments of $1.8 million.

   EMCOR acquired two additional companies during each of the years 2003 and 2002 for which EMCOR paid an aggregate of $8.0 million and $3.4 million, respectively.

   EMCOR believes the addition of the companies acquired in 2002, which are generally in geographic markets where EMCOR did not have significant presence, will further EMCOR's goal of market and geographic diversification, expansion of its facilities services operations and expansion of its services offerings. Additionally, the acquisitions create more opportunities for EMCOR companies to collaborate on national facilities services contracts. These factors contributed to total goodwill, representing the excess purchase price over the fair value of amounts assigned to the net assets acquired, of $207.9 million in 2003 compared to total preliminary goodwill of $225.8 million in 2002.

   During 2003 and 2002, EMCOR paid an aggregate of $2.0 million and $8.6 million in cash, respectively, by reason of earn-out obligations in respect of prior year acquisitions.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE C -- ACQUISITIONS OF BUSINESSES -- (CONTINUED)

   These acquisitions were accounted for by the purchase method, and the purchase price has been allocated to the assets acquired and liabilities assumed, based upon the estimated fair values of these assets and liabilities at the dates of acquisition. Goodwill was $278.0 million and $290.4 million at December 31, 2003 and 2002, respectively. There was no goodwill amortization expense for the years ended December 31, 2003 and 2002. See Note M - Segment Information for goodwill by reportable segment.

   The following table summarizes the final purchase price allocations related to the aforementioned 2002 acquisitions (in thousands):


                                                                          ACQUIRED COMFORT                  OTHER
                                                                              COMPANIES        CES       ACQUISITIONS      TOTAL
                                                                          ----------------   --------    ------------     --------
Current assets, including cash acquired .............................         $159,299       $ 92,155        $7,568       $259,022
Property, plant and equipment .......................................           11,384         16,094           190         27,668
Goodwill ............................................................          113,933         92,644         1,352        207,929
Identifiable intangible assets ......................................            9,600         16,199            --         25,799
Other assets ........................................................            3,212          8,738            --         11,950
                                                                              --------       --------        ------       --------
  Total assets acquired .............................................          297,428        225,830         9,110        532,368
                                                                              --------       --------        ------       --------
Current liabilities .................................................          109,020         46,217         5,568        160,805
Long-term obligations ...............................................              288          1,613           144          2,045
                                                                              --------       --------        ------       --------
  Total liabilities assumed .........................................          109,308         47,830         5,712        162,850
                                                                              --------       --------        ------       --------
  Net assets acquired ...............................................          188,120        178,000         3,398        369,518
  Notes payable assumed .............................................           22,115             --            --         22,115
                                                                              --------       --------        ------       --------
    Cash purchase price .............................................         $166,005       $178,000        $3,398       $347,403
                                                                              ========       ========        ======       ========


   The goodwill of $207.9 million was recorded primarily in the United States mechanical construction and facilities services and United States facilities services reporting units. It is expected that approximately $155.0 million of the goodwill associated with the acquisitions will be deductible for tax purposes. In accordance with SFAS 141 and SFAS 142, goodwill will not be amortized, while certain other intangible assets that have been identified will be subject to amortization over their useful lives. As of December 31, 2003, $22.1 million of notes assumed in connection with the acquisition of the Acquired Comfort Companies had been paid by EMCOR.

   Of the total purchase price paid for the acquisitions, approximately $25.8 million has been allocated to identifiable intangible assets, which includes acquired backlog, customer relationships and trademarks and tradenames. Based on an independent valuation of the Acquired Comfort Companies, $3.2 million was allocated to the value of the contract backlog and will be amortized on a straight-line basis over the individual related contract terms and $6.4 million was allocated to trademarks and tradenames and will not be amortized, but subject to an annual impairment test in accordance with SFAS 144. Based on an independent valuation of CES, $9.2 million was allocated to the value of contract backlog and $7.0 million was allocated to customer relationships, and each will be amortized on a straight-line method. The amortization periods range from one to seven years. See also Note B - Summary of Significant Accounting Policies for additional information.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE C -- ACQUISITIONS OF BUSINESSES -- (CONTINUED)

   The following tables present unaudited pro forma results of operations including all companies acquired during 2002 as if the acquisitions had occurred at the beginning of fiscal 2001. The unaudited pro forma results of operations for companies acquired during 2003 have been excluded due to immateriality. The unaudited pro forma results of operations are not necessarily indicative of the results of operations had the acquisitions actually occurred at the beginning of fiscal 2001, nor is it necessarily indicative of future operating results (in thousands, except per share data):


                                                              ADJUSTMENTS TO ARRIVE AT PRO FORMA RESULTS OF OPERATIONS
                                                              --------------------------------------------------------
                                                                                     (UNAUDITED)
                                                              ---------------------------------------------------------------------
                                                                         FOR THE YEAR ENDED DECEMBER 31, 2002
                                                 ----------------------------------------------------------------------------------
                                                                     ACQUIRED
                                                    EMCOR             COMFORT                           OTHER               PRO
                                                 AS REPORTED       COMPANIES (1)       CES (2)       ACQUISITIONS (3)      FORMA
                                                 -----------       -------------     -----------     ----------------   -----------
Revenues ..................................      $ 3,968,051       $    94,084       $   403,900       $    15,284      $ 4,481,319
Operating income (loss) ...................      $   114,425       $       (40)      $    11,401       $     1,401      $   127,187
Interest (expense) income, net ............      $    (2,099)      $       162       $    (6,509)      $         7      $    (8,439)
Income before income taxes ................      $   112,326       $       122       $     4,892       $     1,408      $   118,748
Net income ................................      $    62,902       $        68       $     2,740       $       788      $    66,498
Basic earnings per share ..................      $      4.23       $      0.01       $      0.18       $      0.05      $      4.47
Diluted earnings per share ................      $      4.07       $      0.00       $      0.18       $      0.05      $      4.30



                                                                         FOR THE YEAR ENDED DECEMBER 31, 2001
                                                 ----------------------------------------------------------------------------------
                                                                     ACQUIRED
                                                    EMCOR             COMFORT                           OTHER               PRO
                                                 AS REPORTED       COMPANIES (1)       CES (2)       ACQUISITIONS (3)      FORMA
                                                 -----------       -------------     -----------     ----------------   -----------
Revenues ...................................      $ 3,419,854      $   659,803       $   400,915       $    16,809      $ 4,497,381
Operating income ...........................      $    88,682      $    30,118       $    17,278       $       473      $   136,551
Interest income (expense), net .............      $       792      $    (1,499)      $    (9,903)      $        19      $   (10,591)
Income before income taxes .................      $    89,474      $    28,619       $     7,375       $       492      $   125,960
Net income .................................      $    50,012      $    16,027       $     4,130       $       275      $    70,444
Basic earnings per share ...................      $      3.86      $      1.24       $      0.32       $      0.02      $      5.44
Diluted earnings per share .................      $      3.40      $      1.05       $      0.27       $      0.02      $      4.74


   The unaudited pro forma results of operations, for segment information, is included in Note M - Segment Information.

------------------
(1) Adjustments to arrive at pro forma results of operations for the year ended December 31, 2002 represent results from January 1, 2002 through the acquisition date of March 1, 2002. The adjustments for the year ended December 31, 2001 represent results from operations from January 1, 2001 through December 31, 2001.

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

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE D -- EARNINGS PER SHARE

   The following tables summarize EMCOR's calculation of Basic and Diluted Earnings per Share ("EPS") for the years ended December 31, 2003, 2002 and 2001:


                                                                                            INCOME         SHARES      PER SHARE
2003                                                                                      (NUMERATOR)   (DENOMINATOR)    AMOUNT
----                                                                                      -----------   -------------  ---------
BASIC EPS
Income available to common stockholders ............................................      $20,621,000    14,986,079       $1.38
                                                                                                                          =====
EFFECT OF DILUTIVE SECURITIES:
Options ............................................................................               --       475,619
                                                                                          -----------    ----------
DILUTED EPS ........................................................................      $20,621,000    15,461,698       $1.33
                                                                                          ===========    ==========       =====

                                                                                            INCOME         SHARES      PER SHARE
2002                                                                                      (NUMERATOR)   (DENOMINATOR)    AMOUNT
----                                                                                      -----------   -------------  ---------
BASIC EPS
Income available to common stockholders ............................................      $62,902,000    14,876,906       $4.23
                                                                                                                          =====
EFFECT OF DILUTIVE SECURITIES:
Options ............................................................................               --       580,096
                                                                                          -----------    ----------
DILUTED EPS ........................................................................      $62,902,000    15,457,002       $4.07
                                                                                          ===========    ==========       =====

                                                                                            INCOME         SHARES      PER SHARE
2001                                                                                      (NUMERATOR)   (DENOMINATOR)    AMOUNT
----                                                                                      -----------   -------------  ---------
BASIC EPS
Income available to common stockholders ............................................      $50,012,000    12,948,230       $3.86
                                                                                                                          =====
EFFECT OF DILUTIVE SECURITIES:
Convertible Subordinated Notes including assumed interest savings, net of tax ......        1,735,395     1,820,273
Options ............................................................................               --       471,705
                                                                                          -----------    ----------
DILUTED EPS ........................................................................      $51,747,395    15,240,208       $3.40
                                                                                          ===========    ==========       =====

   The number of EMCOR's options granted, which were excluded from the computation of Diluted EPS for the years ended December 31, 2003, 2002 and 2001 because they would be antidilutive, were 425,499, 45,000 and 210,100, respectively.

NOTE E -- CURRENT DEBT

2002 CREDIT FACILITY

    On September 26, 2002, EMCOR entered into a $275.0 million five year revolving credit agreement (the "Revolving Credit Facility"). Effective July 9, 2003, EMCOR increased its borrowing capacity under the Revolving Credit Facility to $350.0 million. The Revolving Credit Facility, which replaced a credit facility entered into on December 22, 1998, is guaranteed by certain direct and indirect subsidiaries of EMCOR, is secured by substantially all of the assets of EMCOR and most of its subsidiaries, and provides for borrowings in the form of revolving loans and letters of credit. The Revolving Credit Facility contains various covenants requiring, among other things, maintenance of certain financial ratios and certain restrictions with respect to payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount of the Revolving Credit Facility. The fee ranges from 0.3% to 0.5% of the unused amount, based on certain financial tests. Loans under the Revolving Credit Facility bear interest at (1) a rate which is the prime commercial lending rate announced by Harris Nesbitt from time to time (4.0% at December 31, 2003) plus 0% to 1.0%, based on certain financial tests, (2) United States dollar LIBOR (at December 31, 2003 the rate was 1.16%) plus 1.5% to 2.5%, based on certain financial tests or (3) British pound LIBOR (at December 31, 2003 the rate was 3.91%) plus 1.5% to 2.5%, based on certain financial tests. The interest rates in effect at December 31, 2003 were 4.25%, 2.91% and 5.66% for the prime commercial lending rate, United States dollar LIBOR and British pound LIBOR, respectively. Letter of credit fees issued under this facility range from 0.75% to 2.5% of the respective face amounts of the letters of credit issued and are charged based on the type of letter of credit issued and certain financial tests. As of December 31, 2003 and 2002, EMCOR had approximately $49.2 million and $39.9 million of letters of credit outstanding, respectively. EMCOR had borrowings of $139.4 million and $112.0 million outstanding under the Revolving Credit Facility at December 31, 2003 and 2002, respectively.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE E -- CURRENT DEBT -- (CONTINUED)

FOREIGN BORROWINGS

   In August 2001, EMCOR's Canadian subsidiary, Comstock Canada Ltd., renewed a credit agreement with a bank providing for an overdraft facility of up to Cdn. $0.5 million. The facility is secured by a standby letter of credit and provides for interest at the bank's prime rate, which was 4.5% at December 31, 2003. There were no borrowings outstanding under this credit agreement at December 31, 2003 or 2002.

NOTE F -- LONG-TERM DEBT

   Long-term debt in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2003 and 2002 (in thousands):


                                                                                                              2003           2002
                                                                                                              -----         ------
Notes Payable at 10.0% due 2003 ..........................................................................    $  --        $21,815
Capitalized Lease Obligations at weighted average interest rates from 2.0% to 12.5%,
  payable in varying amounts through 2009 ................................................................      339            351
Other, at weighted average interest rates of approximately 10.0%, payable in varying
  amounts through 2012 ...................................................................................      589          1,015
                                                                                                              -----        -------
                                                                                                                928         23,181
Less: current maturities .................................................................................      367         22,276
                                                                                                              -----        -------
                                                                                                              $ 561        $   905
                                                                                                              =====        =======


NOTES PAYABLE

   The Notes Payable of $21.8 million are notes made by Comfort to former owners of certain Acquired Comfort Companies, which notes were assumed by EMCOR in connection with the acquisition. The Notes Payable accrued interest at 10.0% per annum and were paid in full in April 2003.

CAPITALIZED LEASE OBLIGATIONS

   See Note K -- Commitments and Contingencies.

OTHER LONG-TERM DEBT

   Other long-term debt consists primarily of loans for real estate, office equipment, automobiles and building improvements. The aggregate amount of other long-term debt maturing during the next five years is approximately $0.1 million in each of 2004, 2005, 2006, 2007 and 2008, and $0.1 million thereafter.

CONVERTIBLE SUBORDINATED NOTES

   In 1998, EMCOR sold, pursuant to an underwritten public offering, $115.0 million principal amount of 5.75% Convertible Subordinated Notes. During 2001, EMCOR called for redemption its $115.0 million 5.75% Convertible Subordinated Notes and, as a consequence, the Convertible Subordinated Notes were converted into approximately 4.2 million shares of EMCOR common stock.

NOTE G -- INCOME TAXES

   EMCOR files a consolidated federal income tax return including all its U.S. subsidiaries. At December 31, 2003, EMCOR had net operating loss carryforwards ("NOLs") for U.S. income tax purposes of approximately $2.5 million, which expire in the year 2019. In addition, at December 31, 2003, EMCORhad NOLs for United Kingdom income tax purposes of approximately $20.7 million, which have no expiration date. The NOLs are subject to review by taxing authorities.

   EMCOR adopted Fresh-Start Accounting in connection with EMCOR's bankruptcy reorganization in December 1994. As a result, the tax benefit of any net operating loss carryforwards or net deductible temporary differences, which existed as of December 15, 1994, resulted in a charge to the tax provision (provision in lieu of income taxes) and a credit to capital surplus. These NOLs were substantially utilized as of December 31, 2001. The amount credited to capital surplus was $21.4 million for the year ended December 31, 2001.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE G -- INCOME TAXES -- (CONTINUED)

   The income tax provision in the accompanying Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001 consisted of the following (in thousands):


                                                                                                2003          2002           2001
                                                                                              -------       -------        -------
Current:
  Federal ...........................................................................         $ 3,062       $33,762        $ 5,274
  State and local ...................................................................           4,987         7,686          7,049
  Foreign ...........................................................................             795           544          1,989
                                                                                              -------       -------        -------
                                                                                                8,844        41,992         14,312
                                                                                              -------       -------        -------
  Deferred ..........................................................................           7,451         7,432          3,725
                                                                                              -------       -------        -------
Provision in lieu of income taxes ...................................................              --            --         21,425
                                                                                              -------       -------        -------
                                                                                              $16,295       $49,424        $39,462
                                                                                              =======       =======        =======

   Factors accounting for the variation from U.S. statutory income tax rates for the years ended December 31, 2003, 2002 and 2001 were as follows (in thousands):

                                                                                                2003          2002           2001
                                                                                              -------       -------        -------
Federal income taxes at the statutory rate ..........................................         $12,921       $39,314        $31,316
State and local income taxes, net of federal tax benefits ...........................           3,242         7,742          5,376
Foreign income taxes ...............................................................             (158)           85             68
Other non-deductible expenses, including goodwill ..................................               --            --          1,423
Other ..............................................................................              290         2,283          1,279
                                                                                              -------       -------        -------
                                                                                              $16,295       $49,424        $39,462
                                                                                              =======       =======        =======

   The components of the net deferred income tax asset are included in "Prepaid expenses and other" ($23.0 million) and "Other long-term liabilities" ($4.2 million) at December 31, 2003 and "Prepaid expenses and other" ($15.9 million) and "Other assets" ($11.6 million) at December 31, 2002 in the accompanying Consolidated Balance Sheets. The amounts recorded for the years ended December 31, 2003 and 2002 were as follows (in thousands):

                                                                                                              2003           2002
                                                                                                            -------        -------
Deferred income tax assets:
Net operating loss carryforwards ...................................................................        $ 7,079        $ 1,014
Excess of amounts expensed for financial statement purposes over amounts deducted
  for income tax purposes ..........................................................................         46,240         52,570
                                                                                                            -------        -------
Total deferred income tax assets ...................................................................         53,319         53,584
                                                                                                            -------        -------
Valuation allowance for deferred tax assets ........................................................         (1,971)        (2,124)
                                                                                                            -------        -------
Net deferred income tax assets .....................................................................         51,348         51,460
                                                                                                            -------        -------
Deferred income tax liabilities:
Costs capitalized for financial statement purposes and deducted for income tax  purposes ...........        (32,565)       (24,011)
                                                                                                            -------        -------
Total deferred income tax liabilities ..............................................................        (32,565)       (24,011)
                                                                                                            -------        -------
Net deferred income tax asset ......................................................................        $18,783        $27,449
                                                                                                            =======        =======

   Income (loss) before income taxes for the years ended December 31, 2003, 2002 and 2001 consisted of the following (in thousands):


                                                                                             2003          2002         2001
                                                                                            -------      --------      -------
United States .......................................................................       $55,013      $108,733      $79,699
                                                                                            -------      --------      -------
Foreign .............................................................................       (18,097)        3,593        9,775
                                                                                            -------      --------      -------
                                                                                            $36,916      $112,326      $89,474
                                                                                            =======      ========      =======

   The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because of management's intent to indefinitely reinvest such earnings. Upon distribution of these earnings in the form of dividends or otherwise, EMCOR may be subject to U.S. income taxes and foreign withholding taxes. It is not practical; however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE H -- COMMON STOCK

   As of December 31, 2003 and 2002,  15,032,193 and 14,918,877  shares of EMCOR common stock were outstanding, respectively. Pursuant to a program authorized by the Board of Directors, EMCOR purchased 1,131,985 shares of its common stock prior to January 1, 2000. The aggregate amount of $16.7 million paid for those shares has been classified as "Treasury stock, at cost" in the Consolidated Balance Sheet at December 31, 2003. EMCOR management is authorized to expend up to an additional $3.1 million to purchase EMCOR's common stock under this program.

NOTE I -- STOCK OPTIONS AND STOCK PLANS

   EMCOR has stock option plans and programs under which employees may receive stock options and a stock bonus plan for executives pursuant to which the executives receive restricted stock units. EMCOR also has stock option plans under which non-employee directors may receive stock options. A summary of the general terms of the grants under stock option plans and programs and stock plans were as follows:


                                                   AUTHORIZED        EXERCISE PRICE/
                                                     SHARES              VESTING           EXPIRATION          VALUATION DATE
                                                   ----------        ---------------       ----------          --------------

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
  "1997 Directors' Stock Plan")                                                             grant date         of common stock
                                                                                                              on grant date (3)

2003 Non-Employee Directors'                         120,000        100% on grant date    Ten years from      Fair market value
  Non-Qualified Stock Option Plan                                                           grant date         of common stock
  (the "2003 Directors' Stock Option Plan")                                                                     on grant date

2003 Management Stock                                330,000     To be determined by the  Ten years from      Fair market value
  Incentive Plan                                                  Compensation Committee    grant date         of common stock
  ("2003 Management Plan")                                                                                      on grant date

Executive Stock Bonus Plan                           220,000        100% on grant date    Ten years from      Fair market value
  ("ESBP")                                                                                  grant date         of common stock
                                                                                                                on grant date

Other Stock Option Grants                        Not applicable     Generally, either     Ten years from      Fair market value
                                                                       100% on first        grant date         of common stock
                                                                   anniversary of grant                         on grant date
                                                                 date or 25% on grant and
                                                                  25% on each anniversary
                                                                      of grant date


------------------
(1) Until July 2000, non-employee directors could elect to receive one-third, two-thirds or all of their retainer for a calendar year in the form of stock options. Since then such directors have received and will receive all of their retainer in the form of stock options. All options under this plan become exercisable quarterly over the calendar year. In addition, each director will receive additional stock options equal to the product of 0.5 times the amount of stock options otherwise issued.

(2) The plan terminated during 2003, and no shares were outstanding under the plan as of December 31, 2003.

(3) Generally, the grant date is the first business day of a calendar year.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE I -- STOCK OPTIONS AND STOCK PLANS -- (CONTINUED)

   The following table summarizes EMCOR's stock option and stock bonus plan activity since December 31, 2000:


                                                                                                    1997 DIRECTORS' STOCK
                                                1994 PLAN                    1995 PLAN                   OPTION PLAN
                                         ----------------------       ----------------------        -----------------------
                                                       WEIGHTED                     WEIGHTED                       WEIGHTED
                                                       AVERAGE                      AVERAGE                        AVERAGE
                                         SHARES         PRICE         SHARES         PRICE          SHARES           PRICE
                                         -------       --------       -------       --------        -------        --------
Balance, December 31, 2000 .......       681,767        $10.57        100,500        $18.76         115,537         $17.89
  Granted ........................            --            --         18,000        $42.30          31,950         $25.44
  Forfeited ......................            --            --             --            --              --             --
  Exercised ......................       (97,366)       $14.56        (15,000)       $15.09          (7,602)        $17.56
                                         -------                      -------                       -------
Balance, December 31, 2001 .......       584,401         $9.90        103,500        $23.39         139,885         $19.64
  Granted ........................            --            --         18,000        $54.87          16,933         $46.81
  Forfeited ......................        (3,000)       $19.75             --            --              --             --
  Exercised ......................       (57,200)       $14.46        (10,500)        $6.34         (24,296)        $20.00
                                         -------                      -------                       -------
Balance, December 31, 2002 .......       524,201         $9.35        111,000        $30.10         132,522         $23.04
  Granted ........................            --            --          3,000        $48.15          19,962         $53.63
  Forfeited ......................            --            --             --            --          (6,074)        $20.00
  Exercised ......................       (32,000)       $10.59        (15,000)       $25.66         (52,482)        $17.68
                                         -------                      -------                       -------
Balance, December 31, 2003 .......       492,201         $9.27         99,000        $31.32          93,928         $32.73
                                         =======                      =======                       =======



                                             1997 DIRECTORS'                                             OTHER STOCK
                                               STOCK PLAN                      ESBP                     OPTION GRANTS
                                         -----------------------      ----------------------        -----------------------
                                                       WEIGHTED                     WEIGHTED                       WEIGHTED
                                                       AVERAGE                      AVERAGE                        AVERAGE
                                         SHARES          PRICE        SHARES         PRICE          SHARES           PRICE
                                         -------      ----------      -------       --------        -------        --------
Balance, December 31, 2000 .......           330        $19.63             --             --        407,000         $18.49
  Granted ........................            --            --         56,707         $21.62        262,100         $37.36
  Forfeited ......................            --            --             --             --             --             --
  Exercised ......................            --            --             --             --        (16,666)        $17.28
                                         -------                      -------                       -------
Balance, December 31, 2001 .......           330        $19.63         56,707         $21.62        652,434         $26.10
  Granted ........................            --            --         36,569         $46.35        157,700         $47.00
  Forfeited ......................            --            --             --             --         (2,000)        $16.50
  Exercised ......................            --            --             --             --        (13,167)        $19.52
                                         -------                      -------                       -------
Balance, December 31, 2002 .......           330        $19.63         93,276         $31.32        794,967         $30.38
  Granted ........................            --            --         37,330         $39.12        143,335         $54.64
  Forfeited ......................            --            --             --             --             --             --
  Exercised ......................          (330)       $19.63             --             --        (13,834)        $19.52
                                         -------                      -------                       -------
Balance, December 31, 2003 .......            --            --        130,606         $33.55        924,468         $34.30
                                         =======                      =======                       =======



                                            2003 DIRECTORS'
                                         STOCK OPTION PLAN 2003         MANAGEMENT PLAN
                                         -----------------------      ----------------------
                                                        WEIGHTED                    WEIGHTED
                                                        AVERAGE                     AVERAGE
                                         SHARES          PRICE         SHARES         PRICE
                                         -------        --------      --------      --------
Balance, December 31, 2002 .......            --            --             --             --
  Granted ........................        30,000        $52.78         10,000         $41.61
  Forfeited ......................            --            --             --             --
  Exercised ......................            --            --             --             --
                                         -------                      -------
Balance, December 31, 2003 .......        30,000        $52.78         10,000         $41.61
                                         =======                      =======

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE I -- STOCK OPTIONS AND STOCK PLANS -- (CONTINUED)

   At December 31, 2003, 2002 and 2001, approximately  1,584,000,  1,635,000 and
1,271,000 options were exercisable, respectively. The weighted average exercise price of exercisable options at December 31, 2003, 2002 and 2001 was approximately $24.58, $23.00 and $18.18, respectively.

   The following table summarizes information about EMCOR's stock options at December 31, 2003:


                                 OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                   ----------------------------------------------       ------------------------------
   RANGE OF                    WEIGHTED-AVERAGE  WEIGHTED-AVERAGE                     WEIGHTED-AVERAGE
EXERCISE PRICES     NUMBER      REMAINING LIFE    EXERCISE PRICE         NUMBER        EXERCISE PRICE
---------------    -------     ----------------  ----------------       --------      ----------------
  $4.75-$5.13      349,200        1.26 Years           $4.92             349,200            $4.92

 $14.31-$20.00     562,742        4.72 Years          $18.76             562,742           $18.76

 $21.62-$22.13      77,707        6.66 Years          $21.74              77,707           $21.74

 $25.44-$27.13     111,625        5.75 Years          $25.67             111,625           $25.67

 $39.12-$46.35     451,199        7.92 Years          $43.54             361,349           $43.07

 $48.15-$55.49     227,730        8.57 Years          $54.23             121,731           $53.80


   The weighted average fair value of options granted during 2003, 2002 and 2001 were $14.57, $47.50 and $30.02, respectively.

   The pro forma effect on EMCOR's net income, Basic EPS and Diluted EPS, had compensation costs been determined consistent with the recognition of compensation costs provisions of SFAS 123, is presented in Note B -- Summary of Significant Accounting Policies. The associated pro forma compensation costs related to the provisions of SFAS 123, net of tax effects, were $1.2 million, $2.7 million and $4.8 million for the years ending December 31, 2003, 2002 and 2001, respectively. The pro forma effect was calculated using an estimated fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001: risk-free interest rates of 1.9% to 3.3% (representing the risk-free interest rate at the date of the grant); expected dividend yields of zero percent; expected terms of 3.6 to 4.5 years; and expected volatility of 30.3%, 67.2% and 83.5% for options granted during 2003, 2002 and 2001, respectively.

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

   The change in benefit obligations and plan assets for the years ended December 31, 2003 and 2002 consisted of the following components (in thousands):


                                                                                      2003           2002
                                                                                    --------       --------
CHANGE IN PENSION BENEFIT OBLIGATION
Benefit obligation at beginning of year ........................................    $136,181       $110,598
Service cost ...................................................................       4,837          7,240
Interest cost ..................................................................       8,183          7,532
Plan participants' contributions ...............................................       3,506          3,219
Actuarial gain .................................................................      (4,595)        (1,186)
Benefits paid ..................................................................      (3,951)        (2,897)
Foreign currency exchange rate changes .........................................      15,641         11,675
                                                                                    --------       --------
Benefit obligation at end of year ..............................................    $159,802       $136,181
                                                                                    --------       --------
CHANGE IN PENSION PLAN ASSETS
Fair value of plan assets at beginning of year .................................    $ 91,592       $ 89,053
Actual return on plan assets ...................................................      12,407        (13,894)
Employer contributions .........................................................       6,026          6,709
Plan participants' contributions ...............................................       3,506          3,219
Benefits paid ..................................................................      (3,951)        (2,897)
Foreign currency exchange rate changes .........................................      11,682          9,402
                                                                                    --------       --------
Fair values of plan assets at end of year ......................................    $121,262       $ 91,592
                                                                                    --------       --------

Funded status ..................................................................    $(38,540)      $(44,589)
Unrecognized transition amount .................................................         (61)          (140)
Unrecognized prior service cost ................................................         217            290
Unrecognized losses ............................................................      33,759         42,791
                                                                                    --------       --------
Net amount recognized ..........................................................    $ (4,625)      $ (1,648)
                                                                                    ========       ========
AMOUNTS RECOGNIZED IN THE CONSOLIDATED FINANCIAL STATEMENTS
Accrued benefit liability ......................................................    $(13,484)      $ (7,243)
Intangible asset ...............................................................         238            290
Accumulated other comprehensive income .........................................       8,621          5,305
                                                                                    --------       --------
Net amount recognized ..........................................................    $ (4,625)      $ (1,648)
                                                                                    ========       ========



   The assumptions used as of December 31, 2003, 2002 and 2001 in determining pension cost and liability shown above were as follows:

                                                        2003    2002    2001
                                                       ------  ------  ------
Discount rate .....................................     5.5%    6.0%    6.0%
Annual rate of salary provision ...................     3.1%    4.0%    4.0%
Annual rate of return on plan assets ..............     7.0%    7.0%    7.0%

   For measurement purposes, the annual rates of increase in the per capita cost of covered pension benefits assumed for 2003 and 2002 were 2.6% and 2.5%, respectively.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE J -- RETIREMENT PLANS -- (CONTINUED)

   The components of net periodic pension benefit cost for the years ended December 31, 2003, 2002 and 2001 were as follows (in thousands):

                                                                                                2003          2002           2001
                                                                                              -------       -------        -------
Service cost ........................................................................         $ 4,837       $ 7,240        $ 5,693
Interest cost .......................................................................           8,183         7,532          6,083
Expected return on plan assets ......................................................          (6,708)       (7,144)        (6,781)
Net amortization of prior service cost and actuarial loss/(gain) ....................              (5)           (5)            69
Amortization of unrecognized loss ...................................................           2,280           765             --
                                                                                              -------       -------        -------
Net periodic pension benefit cost ...................................................         $ 8,587       $ 8,388        $ 5,064
                                                                                              =======       =======        =======

PLAN ASSETS

     The   weighted-average   asset  allocations and   weighted-average   target
allocations at December 31, 2003 are as follows:

                                                 % OF PLAN ASSETS
ASSET CATEGORY                     DECEMBER 31, 2003     TARGET ASSET ALLOCATION
--------------                     -----------------     -----------------------
Equity securities                          64.6%                 65.0%
Debt securities                            33.9                  35.0
Other                                       1.5                    --
                                          -----                 -----
Total                                     100.0%                100.0%
                                          =====                 =====

     Plan assets of EMCOR's United Kingdom subsidiary pension plan include marketable equity securities in both United Kingdom and United States companies. Debt securities consist mainly of fixed interest bonds.

     The investment policies and strategies for plan assets are established to ensure that obligations to beneficiaries of the plan are met, to achieve a reasonable balance between risk, likely return and administration, as well as to maintain funds at a level to meet minimum funding requirements. In order to ensure that an appropriate investment strategy is in place, an analysis of the Plan's assets and liabilities is completed periodically.

CASH FLOWS:

CONTRIBUTIONS

EMCOR'S United Kingdom subsidiary expects to contribute $9.7 million to its pension plan in 2004.

ESTIMATED FUTURE BENEFIT PAYMENTS

   The following estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the following years (in thousands):

                                          PENSION BENEFITS
                                          ----------------
     2004                                      $ 3,271
     2005                                        3,598
     2006                                        3,761
     2007                                        3,925
     2008                                        4,088
     Succeeding five years                      26,165
                                               -------
     Total estimated benefit payments          $44,808
                                               =======

   The accumulated benefit obligation for the defined benefit pension plan for the years ended December 31, 2003 and 2002 was $134.7 million and $98.8 million, respectively.

   EMCOR contributes to various union pension funds based upon wages paid to its union employees. Such contributions approximated $134.8 million, $101.2 million and $92.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

   EMCOR has a retirement and savings plan that covers U.S. eligible non-union employees. Contributions to this profit sharing and voluntary savings plan are based on a percentage of the employee's base compensation. The expense recognized for the years ended December 31, 2003, 2002 and 2001 for this plan was $3.8 million, $3.5 million and $3.2 million, respectively.

   EMCOR's United Kingdom subsidiary has a defined contribution retirement plan that began in 2002. The expense recognized for the years ended December 31, 2003 and 2002 was $0.7 million and $0.3 million, respectively.

   EMCOR's Canadian subsidiary has a defined contribution retirement plan. The expense recognized for the years ended December 31, 2003 and 2002 was $0.4 million and $0.3 million, respectively.

NOTE K -- COMMITMENTS AND CONTINGENCIES

   EMCOR and its subsidiaries lease land, buildings and equipment under various leases. The leases frequently include renewal options and require EMCOR to pay for utilities, taxes, insurance and maintenance expenses.

   Future minimum payments, by year and in the aggregate, under capital leases, non-cancelable operating leases and related subleases with initial or remaining terms of one or more years at December 31, 2003, were as follows (in thousands):

                                                 CAPITAL   OPERATING   SUBLEASE
                                                  LEASE      LEASE      INCOME
                                                 -------   ---------   --------
2004 ..........................................    $204     $ 37,801    $  751
2005 ..........................................      69       31,723       598
2006 ..........................................      48       23,678       436
2007 ..........................................      28       17,353       436
2008 ..........................................       6       13,109       436
Thereafter ....................................       3       21,590     2,304
                                                   ----     --------    ------
Total minimum lease payment ...................     358     $145,254    $4,961
                                                            ========    ======
Amounts representing interest .................     (19)
                                                   ----
Present value of net minimum lease payments ...    $339
                                                   ====

   Rent expense for operating leases and other rental items for the years ended December 31, 2003, 2002 and 2001 was $52.9 million, $36.5 million and $28.5 million, respectively. Rent expense for the years ended December 31, 2003, 2002 and 2001 included sublease rental income of $1.1 million, $0.8 million and $0.7 million, respectively.

   EMCOR has employment agreements with its executive officers and certain key management personnel. The employment agreements with executive officers may be terminated by the executive or EMCOR, but if terminated by EMCOR or by its executive officers for good reason (as defined therein), the agreements provide for severance benefits. Certain of the agreements provide the executive officers with certain additional rights if a change of control (as defined therein) of EMCOR occurs.

   EMCOR is  contingently  liable to  sureties  in  respect of  performance  and payment bonds issued by sureties, usually at the request of customers in connection with construction projects, which secure EMCOR payment and performance obligations under contracts for such projects. In addition, at the request of labor unions representing certain EMCOR employees, bonds are sometimes provided to secure such obligations for wages and benefits payable to or for such employees. EMCOR bonding requirements typically increase as the amount of public sector work increases. As of December 31, 2003, sureties had issued bonds for the account of EMCOR in the aggregate amount of approximately $1.7 billion. The bonds are issued by EMCOR's sureties in return for a premium, which varies depending on the size and type of the bonds. The largest individual bond is approximately $170.0 million. EMCOR has agreed to indemnify the sureties for any payments made by them in respect of bonds issued on EMCOR's behalf.

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

   A subsidiary of EMCOR has guaranteed indebtedness of a venture in which it has a 40% interest; the other venture partner, Baltimore Gas and Electric, has a 60% interest. The venture designs, constructs, owns, operates, leases and maintains facilities to produce chilled water for sale to customers for use in air conditioning commercial properties. These guarantees are not expected to have a material adverse effect on EMCOR's financial position or results of operations. Each of the venturers is jointly and severally liable, in the event of default, for the venture's $25.0 million borrowing due December 2031. During September 2002, each venture partner contributed equity to the venture, of which EMCOR's contribution was $14.0 million.

NOTE L -- ADDITIONAL CASH FLOW INFORMATION

   The following presents information about cash paid for interest and income taxes for the years ended December 31, 2003, 2002 and 2001 (in thousands):


                                                                                               2003          2002           2001
                                                                                              -------       -------       --------
Cash paid during the year for:
  Interest ................................................................................   $ 7,251       $ 7,042       $  4,195
  Income taxes ............................................................................   $17,910       $45,785       $  7,846
Non-cash financing activities:
  Debt assumed in acquisition .............................................................   $    --       $22,115       $     --
  5.75% Convertible Subordinated Notes due 2005, converted into common stock ..............   $    --       $    --       $115,000


NOTE M -- SEGMENT INFORMATION

   EMCOR has the following reportable segments: United States electrical construction and facilities services, United States mechanical construction and facilities services, United States facilities services, Canada construction and facilities services, United Kingdom construction and facilities services and Other international construction and facilities services. The segment "United States facilities services" principally consists of those operations which primarily provide consulting and maintenance services, and "Other international construction and facilities services" represents EMCOR's operations outside of the United States, Canada, and the United Kingdom (primarily in South Africa, the Middle East and Western Europe) performing electrical construction, mechanical construction and facilities services. The following tables set forth information about industry segments and geographic areas for the years ended December 31, 2003, 2002 and 2001. Insignificant reclassifications of certain business units among the segments have been made for all periods presented due to changes in EMCOR's internal reporting structure.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE M -- SEGMENT INFORMATION -- (CONTINUED)

   The tables also present unaudited pro forma revenues and operating income as if the acquisitions had occurred at the beginning of fiscal 2001. The unaudited pro forma revenues and operating income are not necessarily indicative of future operating results (in millions):


                                                                                                                   PRO FORMA
                                                                                                            -----------------------
                                                                             AS REPORTED                          (UNAUDITED)
                                                                  ------------------------------------      -----------------------
                                                                    2003         2002           2001          2002           2001
                                                                  --------     --------       --------      --------       --------
Revenues from unrelated entities:
  United States electrical construction and
    facilities services ......................................    $1,239.5     $1,152.4       $1,334.7      $1,154.8       $1,347.5
  United States mechanical construction and
    facilities services ......................................     1,715.8      1,715.4        1,202.1       1,846.5        1,894.2
  United States facilities services ..........................       661.2        250.0          209.7         629.8          582.3
                                                                  --------     --------       --------      --------       --------
  Total United States operations .............................     3,616.5      3,117.8        2,746.5       3,631.1        3,824.0
  Canada construction and facilities services ................       346.8        316.3          198.2         316.3          198.2
  United Kingdom construction and facilities services ........       571.3        533.9          463.6         533.9          463.6
  Other international construction and facilities services ...          --           --           11.6            --           11.6
                                                                  --------     --------       --------      --------       --------
  Total worldwide operations .................................    $4,534.6     $3,968.0       $3,419.9      $4,481.3       $4,497.4
                                                                  ========     ========       ========      ========       ========
Total revenues:
  United States electrical construction and
    facilities services ......................................    $1,264.6     $1,191.3       $1,371.2      $1,193.6       $1,384.0
  United States mechanical construction and
    facilities services ......................................     1,733.3      1,719.3        1,234.9       1,850.4        1,927.1
  United States facilities services ..........................       665.4        252.0          215.5         631.9          588.0
  Less intersegment revenues .................................       (46.8)       (44.8)         (75.1)        (44.8)         (75.1)
                                                                  --------     --------       --------      --------       --------
  Total United States operations .............................     3,616.5      3,117.8        2,746.5       3,631.1        3,824.0
  Canada construction and facilities services ................       346.8        316.3          198.2         316.3          198.2
  United Kingdom construction and facilities services ........       571.3        533.9          463.6         533.9          463.6
  Other international construction and facilities services ...          --           --           11.6           --            11.6
                                                                  --------     --------       --------      --------       --------
  Total worldwide operations .................................    $4,534.6     $3,968.0       $3,419.9      $4,481.3       $4,497.4
                                                                  ========     ========       ========      ========       ========
Operating income (loss):
  United States electrical construction and
    facilities services ......................................    $   57.8     $   78.9       $   75.3      $   79.2       $   77.0
  United States mechanical construction and
    facilities services ......................................        25.1         59.3           41.4          61.8           70.8
  United States facilities services ..........................        17.0          4.3           (7.2)         14.3            9.6
                                                                  --------     --------       --------      --------       --------
  Total United States operations .............................        99.9        142.5          109.5         155.3          157.4
  Canada construction and facilities services ................         2.0          3.3            2.3           3.3            2.3
  United Kingdom construction and facilities services ........       (22.4)         0.0            7.2           0.0            7.2
  Other international construction and facilities services ...         0.3         (0.1)          (1.2)         (0.1)          (1.2)
  Corporate administration ...................................       (34.7)       (31.3)         (29.1)        (31.3)         (29.1)
                                                                  --------     --------       --------      --------       --------
  Total worldwide operations .................................        45.1        114.4           88.7         127.2          136.6
Other corporate items:
  Interest expense ...........................................        (8.9)        (4.1)          (4.8)        (10.7)         (16.4)
  Interest income ............................................         0.7          2.0            5.6           2.2            5.8
                                                                  --------     --------       --------      --------       --------
  Income before taxes ........................................    $   36.9     $  112.3       $   89.5      $  118.7       $  126.0
                                                                  ========     ========       ========      ========       ========


                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE M -- SEGMENT INFORMATION -- (CONTINUED)


                                                                                               2003          2002           2001
                                                                                              -----         -----          -----
Capital expenditures:
  United States electrical construction and facilities services .....................         $ 4.6         $ 3.0          $ 3.7
  United States mechanical construction and facilities services .....................           4.5           5.1            5.1
  United States facilities services .................................................           3.4           1.2            2.0
                                                                                              -----         -----          -----
  Total United States operations ....................................................          12.5           9.3           10.8
  Canada construction and facilities services .......................................           0.5           0.3            1.0
  United Kingdom construction and facilities services ...............................           4.0           4.2            5.1
  Other international construction and facilities services ..........................            --            --             --
  Corporate administration ..........................................................           0.9           1.8            1.0
                                                                                              -----         -----          -----
  Total worldwide operations ........................................................         $17.9         $15.6          $17.9
                                                                                              =====         =====          =====
Depreciation and amortization of Property, plant and equipment:
  United States electrical construction and facilities services .....................         $ 3.4         $ 3.5          $ 3.5
  United States mechanical construction and facilities services .....................           6.5           6.9            3.9
  United States facilities services .................................................           6.4           1.9            1.1
                                                                                              -----         -----          -----
  Total United States operations ....................................................          16.3          12.3            8.5
  Canada construction and facilities services .......................................           0.7           0.6            0.8
  United Kingdom construction and facilities services ...............................           4.0           2.4            2.8
  Other international construction and facilities services ..........................            --            --             --
  Corporate administration ..........................................................           0.7           0.1            0.6
                                                                                              -----         -----          -----
  Total worldwide operations ........................................................         $21.7         $15.4          $12.7
                                                                                              =====         =====          =====




                                                                                                              2003          2002
                                                                                                             ------        ------
Costs and estimated earnings in excess of billings on uncompleted contracts:
  United States electrical construction and facilities services .......................................      $ 60.4        $ 31.9
  United States mechanical construction and facilities services .......................................       135.5         157.4
  United States facilities services ...................................................................         9.4          10.7
                                                                                                             ------        ------
  Total United States operations ......................................................................       205.3         200.0
  Canada construction and facilities services .........................................................        17.8          15.9
  United Kingdom construction and facilities services .................................................        26.3          19.9
  Other international construction and facilities services ............................................          --            --
                                                                                                             ------        ------
  Total worldwide operations ..........................................................................      $249.4        $235.8
                                                                                                             ======        ======
Billings in excess of costs and estimated earnings on uncompleted contracts:
  United States electrical construction and facilities services .......................................      $152.7        $156.9
  United States mechanical construction and facilities services .......................................       126.6         130.5
  United States facilities services ...................................................................         6.7          11.3
                                                                                                             ------        ------
  Total United States operations ......................................................................       286.0         298.7
  Canada construction and facilities services .........................................................         9.5          10.8
  United Kingdom construction and facilities services .................................................        49.7          53.6
  Other international construction and facilities services ............................................          --            --
                                                                                                             ------       -------
  Total worldwide operations ..........................................................................      $345.2        $363.1
                                                                                                             ======        ======


                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE M -- SEGMENT INFORMATION -- (CONTINUED)


                                                                                                             2003           2002
                                                                                                           --------       --------
Long-lived assets:
  United States electrical construction and facilities services ......................................     $   13.7       $   12.5
  United States mechanical construction and facilities services ......................................        191.5          203.5
  United States facilities services ..................................................................        140.2          139.9
                                                                                                           --------       --------
  Total United States operations .....................................................................        345.4          355.9
  Canada construction and facilities services ........................................................          3.9            3.3
  United Kingdom construction and facilities services ................................................         14.9           13.7
  Other international construction and facilities services ...........................................           --             --
  Corporate administration ...........................................................................          2.2            2.1
                                                                                                           --------       --------
  Total worldwide operations .........................................................................     $  366.4       $  375.0
                                                                                                           ========       ========
Goodwill:
  United States electrical construction and facilities services ......................................     $    3.8       $    3.8
  United States mechanical construction and facilities services ......................................        162.8          170.8
  United States facilities services ..................................................................        111.4          115.8
                                                                                                           --------       --------
  Total United States operations .....................................................................        278.0          290.4
  Canada construction and facilities services ........................................................           --             --
  United Kingdom construction and facilities services ................................................           --             --
  Other international construction and facilities services ...........................................           --             --
  Corporate administration ...........................................................................           --             --
                                                                                                           --------       --------
  Total worldwide operations .........................................................................     $  278.0       $  290.4
                                                                                                           ========       ========
Total assets:
  United States electrical construction and facilities services ......................................     $  362.3       $  308.4
  United States mechanical construction and facilities services ......................................        771.6          810.0
  United States facilities services ..................................................................        280.5          293.1
                                                                                                           --------       --------
  Total United States operations .....................................................................      1,414.4        1,411.5
  Canada construction and facilities services ........................................................         98.2           77.7
  United Kingdom construction and facilities services ................................................        198.4          191.6
  Other international construction and facilities services ...........................................          4.5            5.1
  Corporate administration ...........................................................................         79.7           72.6
                                                                                                           --------       --------
  Total worldwide operations .........................................................................     $1,795.2       $1,758.5
                                                                                                           ========       ========


NOTE N -- SELECTED UNAUDITED QUARTERLY INFORMATION
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                MARCH 31      JUNE 30     SEPT. 30     DEC. 31
                               ----------   ----------   ----------   ----------
2003 QUARTERLY RESULTS
Revenues ...................   $1,061,030   $1,144,378   $1,157,588   $1,171,650
Gross profit ...............   $  116,769   $  123,275   $  118,206   $  124,204
Net income .................   $    3,256   $    8,273   $    6,468   $    2,624
Basic EPS ..................   $     0.22   $     0.55   $     0.43   $     0.17
                               ==========   ==========   ==========   ==========
Diluted EPS ................   $     0.21   $     0.53   $     0.42   $     0.17
                               ==========   ==========   ==========   ==========
2002 QUARTERLY RESULTS
Revenues ...................   $  810,299   $  986,399   $1,052,285   $1,119,068
Gross profit ...............   $   89,386   $  120,216   $  129,233   $  143,799
Net income .................   $    7,251   $   14,828   $   19,479   $   21,344
Basic EPS ..................   $     0.49   $     1.00   $     1.31   $     1.43
                               ==========   ==========   ==========   ==========
Diluted EPS ................   $     0.47   $     0.96   $     1.26   $     1.38
                               ==========   ==========   ==========   ==========

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

   In December 2001, the Company's Canadian subsidiary Comstock Canada Limited ("Comstock") commenced an action against Atomic Energy of Canada Limited
("AECL") in the Ontario Superior Court of Justice claiming approximately Cdn. $6.0 million (approximately $4.6 million) in connection with Comstock's work on two medical isotope nuclear reactors and associated works at AECL's facility at Chalk River, Ontario. Comstock's claim was for holdback, unpaid change requests, loss of productivity and extended duration costs. AECL filed an amended defense denying Comstock's claim and counterclaimed against Comstock for Cdn. $47.0 million (approximately $36.3 million) claiming fraud and substantial deficiencies in Comstock's performance of work which are alleged to have resulted in the need to replace much of Comstock's work and installed materials and the need to redesign and reinstall various components of the reactor systems. In December 2003, the matter was settled. The settlement provided for payment of a portion of Comstock's claim by AECL and did not require payment of any damages by Comstock.

   On March 14, 2003, John Mowlem Construction plc ("Mowlem") presented a claim in arbitration against EMCOR's United Kingdom subsidiary, EMCOR Drake & Scull Group plc ("D&S"), in connection with a subcontract D&S entered into with Mowlem with respect to a project for the United Kingdom Ministry of Defence in Abbey Wood in Bristol, U.K. Mowlem seeks damages arising out of alleged defects in the D&S design and construction of the mechanical and electrical engineering services for the project. Mowlem's claim is for (pound)39.5 million (approximately $70.5 million), which includes costs allegedly incurred by Mowlem in connection with rectification of the alleged defects, overhead, legal fees, delay and disruption costs related to such defects, and interest on such amounts. The claim also includes amounts in respect of liabilities Mowlem accepted in connection with a settlement agreement it entered into with the Ministry of Defence and which it claims are attributable to D&S. D&S believes it has good and meritorious defenses to the Mowlem claim. D&S has denied liability and has asserted a counterclaim for approximately (pound)11.6 million (approximately $20.7 million) for certain design, labor and delay and disruption costs incurred by D&S in connection with its subcontract with Mowlem.

   EMCOR is involved in other proceedings in which damages and claims have been asserted against it. EMCOR believes it has a number of valid defenses to such proceedings and claims and intends to vigorously defend itself and does not believe that a significant liability will result.

   Inasmuch as the proceedings and claims in which EMCOR is involved range from a few thousand dollars to over $70.0 million, the outcome of which cannot be predicted, adverse results could have a material adverse effect on EMCOR's financial position and/or results of operations.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of EMCOR Group, Inc.:

   We have audited the accompanying consolidated balance sheets of EMCOR Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows and stockholders' equity and comprehensive income for each of the years then ended. Our audits also included the financial statement schedule listed on Schedule II in Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements and schedule of EMCOR Group, Inc. and subsidiaries as of December 31, 2001, and for the year then ended were audited by other auditors who have ceased operations and whose report dated February 20, 2002, expressed an unqualified opinion on those statements and schedule.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EMCOR Group, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

   As discussed in Note B to the financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which changed the method of accounting for goodwill and other intangible assets.

Stamford, Connecticut                                      /S/ ERNST & YOUNG LLP
February 24, 2004

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

                                                             ARTHUR ANDERSEN LLP

Stamford, Connecticut
February 20, 2002

Note:

   This is a copy of the Audit Report previously issued by Arthur Andersen LLP in connection with EMCOR's filing on Form 10-K for the fiscal year ended December 31, 2001. This Audit Report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K for the fiscal year ended December 31, 2003. For further discussion, see Exhibit 23.2 which is filed herewith and hereby incorporated by reference into the Form 10-K for the fiscal year ended December 31, 2003 of which this report forms a part.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   On May 15, 2002, EMCOR dismissed Arthur Andersen LLP ("Arthur Andersen") as its independent auditors and engaged Ernst & Young LLP ("Ernst & Young") to serve as its independent auditors for the fiscal year ended December 31, 2002. The Arthur Andersen dismissal and the Ernst & Young engagement were recommended by EMCOR's Audit Committee and approved by EMCOR's Board of Directors and became effective immediately.

   Arthur Andersen's reports on EMCOR's consolidated financial statements as of and for the fiscal year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

   During the interim period from January 1, 2002 through May 15, 2002 and EMCOR's 2001 fiscal year, there were (i) no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen's satisfaction, would have caused Arthur Andersen to make a reference to the subject matter of the disagreements in connection with Arthur Andersen's reports on EMCOR's financial statements for such periods and (ii) no reportable events as defined in Item 304(a)(l)(v) of Regulation S-K.

   EMCOR previously provided Arthur Andersen with a copy of the foregoing disclosures, and a letter from Arthur Andersen confirming its agreement with these disclosures was filed as an exhibit to EMCOR's Current Report on Form 8-K filed with the SEC on May 15, 2002 and which is hereby incorporated herein by reference.

   During the interim period from January 1, 2002 through May 15, 2002 and EMCOR's 2001 fiscal year, EMCOR did not consult Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on EMCOR's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

   Based on an evaluation as of December 31, 2003 of EMCOR's disclosure controls and procedures as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, the Chairman of the Board and Chief Executive Officer of EMCOR, Frank T. MacInnis, and the Chief Financial Officer of EMCOR, Leicle E. Chesser, have concluded that EMCOR's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) are effective.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this Item 10 with respect to directors is incorporated herein by reference to the sections of the Company's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders entitled "Election of Directors," which Proxy Statement is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K relates (the "Proxy Statement"). The information required by this Item 10 concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the section of the Proxy Statement entitled "Section 16(a) Beneficial Ownership Reporting Compliance." The information required by this Item 10 concerning the Audit Committee of the Company's Board of Directors is incorporated by reference to the Section of the Proxy Statement entitled "Audit Committee." Information regarding executive officers is contained in Part I of this Form 10-K following Item 4 under the heading "Executive Officers of the Registrant." The Company has adopted a Code of Ethics that applies to its chief executive officer and its senior financial officers, a copy of which is filed as an Exhibit hereto.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

   The information required by this Item 12 (other than the information required by Section 201 (d) of Regulation S-K, which is set forth in Part I, Item 5 of this Form 10-K) is incorporated herein by reference to the sections of the Proxy Statement entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

   The information required by this Item 14 is incorporated herein by reference to the section of the Proxy Statement entitled "Principal Accounting Fees and Services."

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)(1) The following consolidated financial statements of EMCOR Group, Inc. and Subsidiaries are included in Part II, Item 8: Financial
          Statements:
          Consolidated Balance Sheets -- December 31, 2003 and 2002 Consolidated Statements of Operations -- Years Ended December 31, 2003, 2002 and 2001
          Consolidated Statements of Cash Flows -- Years Ended December 31, 2003, 2002 and 2001
          Consolidated Statements of Stockholders' Equity and Comprehensive Income -- Years Ended December 31, 2003, 2002 and 2001
          Notes to Consolidated Financial Statements
          Reports of Independent Auditors

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

   (b)    Report on Form 8-K:

      (1) Current report on Form 8-K, dated as of October 2, 2003 - Press release dated October 2, 2003 with respect to the results of operations for EMCOR's second half of fiscal 2003.

      (2) Current report on Form 8-K, dated as of October 2, 2003 - Press release dated October 2, 2003 with respect to EMCOR's business alliance with Siemens Building Technologies, Inc. ("SBT") and the purchase of SBT's Facilities Management Business in the United States.

      (3) Current report on Form 8-K, dated as of October 23, 2003 - Press release dated October 23, 2003 with respect to the results of operations for EMCOR's fiscal 2003 third quarter ended September 30, 2003.

                                   SCHEDULE II

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                           BALANCE AT                ADDITIONS
                                                            BEGINNING   COSTS AND    CHARGED TO                         BALANCE AT
                      DESCRIPTION                            OF YEAR    EXPENSES    OTHER ACCOUNTS (1)  DEDUCTIONS (2)  END OF YEAR
--------------------------------------------------------   ----------   ---------   ------------------  --------------  -----------

            ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year Ended December 31, 2003 ...........................      $40,611     11,249            376            (8,530)        $43,706
Year Ended December 31, 2002 ...........................      $35,091      3,354          5,129            (2,963)        $40,611
Year Ended December 31, 2001 ...........................      $36,917      2,856             --            (4,682)        $35,091

----------
(1) Amount principally relates to business acquisitions.
(2) Deductions represent uncollectible balances of accounts receivable written off, net of recoveries.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

 EXHIBIT                                                                                       INCORPORATED BY REFERENCE TO OR
   NO.                                          DESCRIPTION                                              PAGE NUMBER
 -------                                        -----------                                    -------------------------------

   2(a)          --     Disclosure Statement and Third Amended Joint Plan of              Exhibit 2(a) to EMCOR's Registration
                        Reorganization (the "Plan of Reorganization") proposed by         Statement on Form 10 as originally filed
                        EMCOR Group, Inc. (formerly JWP INC.) (the "Company"              March 17, 1995 (the "Form 10")
                        or "EMCOR") and its subsidiary SellCo Corporation ("SellCo"), as approved for dissemination by the United States Bankruptcy
                        Court, Southern District of New York (the "Bankruptcy Court"),
                        on August 22, 1994.

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

   3(a-1)        --     Restated Certificate of Incorporation of EMCOR filed              Exhibit 3(a-5) to Form 10
                        December 15, 1994

   3(a-2)        --     Amendment dated November 28, 1995 to the Restated                 Exhibit 3(a-2) to EMCOR's Annual Report
                        Certificate  of Incorporation of EMCOR                            on Form 10-K for the year ended December
                                                                                          31, 1995 (the "1995 Form 10-K")


   3(a-3)        --     Amendment  dated  February  12, 1998 to the Restated              Exhibit  3(a-3) to EMCOR's Annual Report
                        Certificate  of Incorporation                                     on Form 10-K for the year ended December
                                                                                          31, 1997 (the "1997 Form 10-K")

   3(b)          --     Amended and Restated By-Laws                                      Exhibit 3(b) to EMCOR's Annual Report
                                                                                          on Form 10-K for the year ended December
                                                                                          31, 1998 (the "1998 Form 10-K")

   3(c)          --     Rights Agreement dated March 3, 1997 between EMCOR and            Exhibit 1 to EMCOR's Report on Form 8-K
                        the Bank of New York                                              dated March 3, 1997

   4.1(a)        --     U.S. $275,000,000 Credit Agreement by and among EMCOR             Exhibit 4.1(a) to EMCOR's Report on
                        Group, Inc. and certain of its Subsidiaries and Harris            Form 8-K dated October 4, 2002
                        Trust and Savings Bank individually and as Agent and the
                        Lenders which are or become parties thereto dated as of
                        September 26, 2002 (the "Credit Agreement")

   4.1(b)        --     Amendment and Waiver letter dated December 10, 2002 to the        Exhibit 4.1(b) to EMCOR's Annual Report
                        Credit Agreement                                                  on Form 10-K for the year ended December
                                                                                          31, 2002 (the "2002 Form 10-K")

   4.1(c)        --     First Amendment to Credit Agreement dated as of June 2003         Exhibit 4.1(c) to EMCOR's Quarterly
                                                                                          Report on Form 10-Q for the quarter ended
                                                                                          June 30, 2003 (the "June 2003 Form 10-Q")

   4.1(d)        --     Second Amendment to Credit Agreement dated as of June 2003        Exhibit 4.1(d) to 2003 Form 10Q

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

EXHIBIT                                                                                       INCORPORATED BY REFERENCE TO OR
  NO.                                          DESCRIPTION                                              PAGE NUMBER
-------                                        -----------                                    -------------------------------

 4.1(e)          --     Commitment Amount Increase Request dated June 26, 2003 among      Exhibit 4.1(e) to June 2003 Form 10-Q
                        Harris, National City Bank and EMCOR

 4.1(f)          --     Commitment Amount Increase Request dated June 26, 2003 among      Exhibit 4.1(f) to June 2003 Form 10-Q
                        Harris, Webster Bank and EMCOR

 4.1(g)          --     Commitment Amount Increase Request dated June 26, 2003 among      Exhibit 4.1(g) to June 2003 Form 10-Q
                        Harris, Union Bank of California, N.A. and EMCOR

 4.1(h)          --     Commitment Amount Increase Request dated June 26, 2003 among      Exhibit 4.1(h) to June 2003 Form 10-Q
                        Harris, Sovereign Bank and EMCOR

 4.1(i)          --     Commitment Amount Increase Request dated July 9, 2003 among       Exhibit 4.1(i) to June 2003 Form 10-Q
                        Harris, Bank Hapoalim B.M. and EMCOR

 4.1(j)          --     Commitments  Amount  Increase  Request dated July 9,              Exhibit 4.1(j) to June 2003 Form 10-Q
                        2003 among Harris, The  Governor and Company of Bank
                        of Scotland and  EMCOR

 4.1(k)          --     Commitment  Amount Increase Request dated July 9, 2003            Exhibit 4.1(k) to June 2003 Form 10-Q
                        among Harris, U.S. Bank, National Association and EMCOR

 4.2             --     Subordinated Indenture dated as of March 18, 1998                 Exhibit 4(b) to EMCOR's Quarterly Report
                        ("Indentured") between EMCOR and State Street Bank and            on Form 10-Q for the quarter ended
                        Trust Company, as Trustee ("State Street Bank")                   March 31, 1998 ("March 1998 Form 10-Q")

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

 10(g-3)         --     Amendment to Section 13 of the 1994 Option Plan                   Exhibit 10(g-3) to 2001 Form 10-K

 10(h-1)         --     1995 Non-Employee Directors' Non-Qualified Stock Option Plan      Exhibit 10(p) to Form 10
                        ("1995 Option Plan")

 10(h-2)         --     Amendment to Section 10 of the 1995 Option Plan                   Exhibit 10(h-2) to 2001 Form 10-K

 10(i-1)         --     1997 Non-Employee Directors' Non-Qualified Stock Option Plan      Exhibit 10(k) to 1999 Form 10-K
                        ("1997 Option Plan")

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

 EXHIBIT                                                                                       INCORPORATED BY REFERENCE TO OR
   NO.                                          DESCRIPTION                                              PAGE NUMBER
 ------                                         -----------                                    -------------------------------
10(i-2)          --     Amendment to Section 9 of the 1997 Option Plan                    Exhibit 10(i-2) to 2001 Form 10-K

10(j)            --     1997 Stock Plan for Directors                                     Exhibit 10(l) to 1999 Form 10-K

10(k-1)          --     Continuity  Agreement  dated  as of  June  22,  1998              Exhibit  10(a) to  EMCOR's  Quarterly
                        between Frank T. MacInnis and EMCOR  ("MacInnis  Continuity       Report on Form 10-Q for the quarter ended
                        Agreement")                                                       June 30, 1998 ("June 1998 Form 10-Q")

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

10(n-2)          --     Amendment dated as of May 4, 1999 to Levy Continuity Agreement    Exhibit 10(l) to June 1999 Form 10-Q

10(o-1)          --     Continuity Agreement dated as of June 22, 1998 between            Exhibit 10(f) to the June 1998 Form 10-Q
                        R. Kevin Matz and EMCOR ("Matz Continuity Agreement")

10(o-2)          --     Amendment dated as of May 4, 1999 to Matz Continuity Agreement    Exhibit 10(m) to June 1999 Form 10-Q

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

10(p-2)          --     Amendment dated as of May 4, 1999 to Pompa Continuity Agreement   Exhibit 10(n) to June 1999 Form 10-Q

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

10(r)            --     Executive Stock Bonus Plan, as amended                            Exhibit 4.1 to EMCOR's Registration
                                                                                          Statement on Form S-8) (No. 333-112940)
                                                                                          filed with the Securities and Exchange
                                                                                          Commission on February 18, 2004 (the
                                                                                          "2004 Form S-8")

10(s)            --     2003 Non-Employee Directors' Stock Option Plan                    Exhibit A to EMCOR's proxy statement for
                                                                                          its annual meeting held June 12, 2003
                                                                                          ("2003 Proxy Statement")

10(t-1)          --     2003 Management Stock Incentive Plan                              Exhibit B to EMCOR's 2003 Proxy
                                                                                          Statement

10(t-2)          --     Amendments to 2003 Management Stock Incentive Plan*               Page

10(u)            --     Key Executive Incentive Bonus Plan                                Exhibit C to EMCOR's 2003 Proxy
                                                                                          Statement

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

 EXHIBIT                                                                                       INCORPORATED BY REFERENCE TO OR
   NO.                                          DESCRIPTION                                              PAGE NUMBER
 ------                                         -----------                                    -------------------------------

 10(v)           --     Option Agreement between EMCOR and Frank T. MacInnis              Exhibit 4.4 to 2004 Form S-8
                        dated May 5, 1999

 10(w)           --     Form of EMCOR Option Agreement for Messrs. Frank T. MacInnis,     Exhibit 4.5 to 2004 Form S-8
                        Jeffrey M. Levy, Sheldon I. Cammaker, Leicle E. Chesser,
                        R. Kevin Matz, and Mark A. Pompa (collectively the "Executive
                        Officers") for options granted January 4, 1999, January 3, 2000, and January 2, 2001

 10(x)           --     Form of EMCOR Option Agreement for Executive Officers granted     Exhibit 4.6 to 2004 Form S-8
                        December 14, 2001

 10(y)           --     Form of EMCOR Option Agreement for Executive Officers granted     Exhibit 4.7 to 2004 Form S-8
                        January 2, 2002, January 2, 2003, and January 2, 2004

 10(z)           --     Form of EMCOR Option Agreement for Directors granted June 19,     Exhibit 4.8 to 2004 Form S-8
                        2002, October 25, 2002, and February 27, 2003

 11              --     Computation of Basic EPS and Diluted EPS for the years ended      Page
                        December 2003 and 2002*

 14              --     Code of Ethics of EMCOR for Chief Executive Officer and           Page
                        Senior Financial Officers*

 16              --     Current Report on Form 8-K - Changes in Registrant's Certifying   Exhibit 16 to EMCOR's Report on
                        Accountant, dated May 15, 2002                                    Form 8-K dated May 15, 2002

 21              --     List of Significant Subsidiaries*                                 Page

 23.1            --     Consent of Ernst & Young LLP*                                     Page

 23.2            --     Notice Regarding Consent of Arthur Andersen LLP*                  Page

 31.1            --     Certification Pursuant to Section 302 of the Sarbanes-- Oxley     Page
                        Act of 2002 by the Chairman of the Board of Directors and
                        Chief Executive Officer*

 31.2            --     Certification Pursuant to Section 302 of the Sarbanes-- Oxley     Page
                        Act of 2002 by the Executive Vice President and Chief
                        Financial Officer*

 32.1            --     Certification Pursuant to Section 906 of the Sarbanes-- Oxley     Page
                        Act of 2002 by the Chairman of the Board of Directors and
                        Chief Executive Officer**

 32.2            --     Certification Pursuant to Section 906 of the Sarbanes--           Page
                        Oxley Act of 2002 by the Executive Vice President and
                        Chief Financial Officer**

----------
*  Filed Herewith
** Furnished Herewith

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

                                             EMCOR GROUP, INC.
                                             (Registrant)

Date: February 26, 2004                      by /s/ FRANK T. MACINNIS
                                             -----------------------------
                                                     FRANK T. MACINNIS
                                             CHAIRMAN OF THE BOARD OF DIRECTORS,
                                                 CHIEF EXECUTIVE OFFICER
                                                      AND PRESIDENT

   PURSUANT TO THE  REQUIREMENTS  OF THE SECURITIES  EXCHANGE ACT OF 1934,  THIS
REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON FEBRUARY 26, 2004.

                          /s/ FRANK T. MACINNIS                                 Chairman of the Board of Directors,
                    --------------------------------                                 Chief Executive Officer
                            Frank T. MacInnis                                            and President

                         /s/ STEPHEN W. BERSHAD                                              Director
                    --------------------------------
                           Stephen W. Bershad

                          /s/ DAVID A. B. BROWN                                              Director
                    --------------------------------
                            David A. B. Brown

                            /s/ LARRY J. BUMP                                                Director
                    --------------------------------
                              Larry J. Bump

                          /s/ ALBERT FRIED, JR.                                              Director
                    --------------------------------
                            Albert Fried, Jr.

                        /s/ RICHARD F. HAMM, JR.                                             Director
                    --------------------------------
                          Richard F. Hamm, Jr.

                          /s/ MICHAEL T. YONKER                                              Director
                    --------------------------------
                            Michael T. Yonker

                          /s/ LEICLE E. CHESSER                                    Executive Vice President and
                    --------------------------------                                  Chief Financial Officer
                            Leicle E. Chesser                                      (Principal Financial Officer)

                            /s/ MARK A. POMPA                                         Senior Vice President,
                    --------------------------------                         Chief Accounting Officer and Treasurer
                              Mark A. Pompa                                      (Principal Accounting Officer)