Form 10-Q
period 2004-03-31
EMCOR GROUP INC
filed 2004-04-29
CIK 105634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    AND EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                          Commission file number 0-2315

                                EMCOR Group, Inc.
       -------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                        11-2125338
-------------------------------                -------------------------------
(State or Other Jurisdiction of                (I.R.S. Employer Identification
 Incorporation or Organization)                           Number)

301 Merritt Seven Corporate Park
    Norwalk, Connecticut                                  06851-1060
--------------------------------                         -----------
(Address of Principal Executive                           (Zip Code)
           Offices)

                                 (203) 849-7800
         -------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

                      Applicable Only To Corporate Issuers

     Number of shares of Common Stock outstanding as of the close of business on April 22, 2004: 15,135,157 shares.

                                EMCOR GROUP, INC.
                                      INDEX


                                                                        Page No.


PART I - Financial Information

Item 1     Financial Statements

           Condensed Consolidated Balance Sheets -
           as of March 31, 2004 and December 31, 2003                          1

           Condensed Consolidated Statements of Operations -
           three months ended March 31, 2004 and 2003                          3

           Condensed Consolidated Statements of Cash Flows -
           three months ended March 31, 2004 and 2003                          4

           Condensed Consolidated Statements of Stockholders'
           Equity and Comprehensive Income -
           three months ended March 31, 2004 and 2003                          5

           Notes to Condensed Consolidated Financial Statements                6


Item 2     Management's Discussion and Analysis of Results of Operations
           and Financial Condition                                            11

Item 3     Quantitative and Qualitative Disclosures about Market Risk         19

Item 4     Controls and Procedures                                            20

PART II - Other Information

Item 1     Legal Proceedings                                                  21

Item 5     Other Information                                                  21

Item 6     Exhibits and Reports on Form 8-K                                   22

PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
--------------------------------------------------------------------------------
                                                     March 31,      December 31,
                                                       2004            2003
                                                    (Unaudited)
--------------------------------------------------------------------------------
ASSETS

Current assets:
    Cash and cash equivalents                       $   52,996        $   78,260
    Accounts receivable, net                         1,042,265         1,009,170
    Costs and estimated earnings in excess
       of billings on uncompleted contracts            238,266           249,393
    Inventories                                         10,083             9,863
    Prepaid expenses and other                          43,153            42,470
                                                    ----------        ----------
       Total current assets                          1,386,763         1,389,156

Investments, notes and other long-term
    receivables                                         25,908            26,452

Property, plant and equipment, net                      62,843            66,156

Goodwill                                               279,304           277,994

Identifiable intangible assets, net                     21,365            22,226

Other assets                                            13,157            13,263
                                                    ----------        ----------
       Total assets                                 $1,789,340        $1,795,247
                                                    ==========        ==========



See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
--------------------------------------------------------------------------------
                                                         March 31,  December 31,
                                                           2004        2003
                                                       (Unaudited)
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Borrowings under working capital credit line         $  118,400    $  139,400
  Current maturities of long-term debt and capital
      lease obligations                                       312           367
  Accounts payable                                        444,959       451,713
  Billings in excess of costs and estimated
      earnings on uncompleted contracts                   377,824       345,207
  Accrued payroll and benefits                            127,949       131,623
  Other accrued expenses and liabilities                   95,231       110,147
                                                       ----------    ----------
      Total current liabilities                         1,164,675     1,178,457


  Long-term debt and capital lease obligations                536           561

  Other long-term obligations                              97,977        94,873
                                                       ----------    ----------
      Total liabilities                                 1,263,188     1,273,891
                                                       ----------    ----------
Stockholders'equity:
  Preferred stock, $0.10 par value, 1,000,000 shares
      authorized, zero issued and outstanding                  --            --
  Common stock, $0.01 par value, 30,000,000 shares
      authorized, 16,173,048 and 16,155,844 shares
      issued, respectively                                    162           162
  Capital surplus                                         316,918       316,729
  Accumulated other comprehensive income                      213         1,257
  Retained earnings                                       225,638       219,921
  Treasury stock, at cost 1,087,891 and 1,123,651
      shares, respectively                                (16,779)      (16,713)
                                                       ----------    ----------
      Total stockholders' equity                          526,152       521,356
                                                       ----------    ----------
Total liabilities and stockholders' equity             $1,789,340    $1,795,247
                                                       ==========    ==========


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)
-------------------------------------------------------------------------------

Three months ended March 31,                        2004               2003
-------------------------------------------------------------------------------

Revenues                                         $1,109,086         $1,061,030
Cost of sales                                     1,007,923            944,261
                                                 ----------         ----------
Gross profit                                        101,163            116,769
Selling, general and administrative expenses        101,001            109,175
Restructuring expenses                                5,179                  -
                                                 ----------         ----------
Operating (loss) income                              (5,017)             7,594
Interest expense, net                                (1,678)            (1,802)
                                                 ----------         ----------
(Loss) income before income taxes                    (6,695)             5,792
Income tax (benefit) provision                      (12,412)             2,536
                                                 ----------         ----------
Net income                                       $    5,717         $    3,256
                                                 ==========         ==========

Basic earning per share                          $     0.38         $     0.22
                                                 ==========         ==========

Diluted earnings per share                       $     0.37         $     0.21
                                                 ==========         ==========


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)
--------------------------------------------------------------------------------
Three months ended March 31,                                   2004       2003
--------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income                                                $  5,717   $  3,256
  Depreciation and amortization                                5,070      5,824
  Amortization of identifiable intangibles                       861        875
  Other non-cash expenses                                        947      3,270
  Changes in operating assets and liabilities,
    excluding the effect of businesses acquired              (15,040)   (74,551)
                                                            --------   --------
Net cash used in operating activities                         (2,445)   (61,326)
                                                            --------   --------

Cash flows from investing activities:
  Payments for acquisitions of businesses, net of
    cash acquired, and related earn-out agreements            (1,310)    (2,997)
  Proceeds from sale of assets                                 1,079        330
  Purchase of property, plant and equipment                   (2,409)    (5,349)
  Net proceeds (disbursements) related to other investments      544     (1,158)
                                                            --------   --------
Net cash used in investing activities                         (2,096)    (9,174)
                                                            --------   --------

Cash flows from financing activities:
  Proceeds from working capital credit lines                 188,450    536,045
  Repayments of working capital credit lines                (209,450)  (503,100)
  Net repayments for long-term debt                              (30)      (278)
  Net borrowings (repayments) for capital lease obligations      (50)       237
  Net proceeds from exercise of stock options                    357        368
                                                            --------   --------
Net cash (used in) provided by financing activities          (20,723)    33,272
                                                            --------   --------
Decrease in cash and cash equivalents                        (25,264)   (37,228)
Cash and cash equivalents at beginning of year                78,260     93,103
                                                            --------   --------
Cash and cash equivalents at end of period                  $ 52,996   $ 55,875
                                                            ========   ========

Supplemental cash flow information:
  Cash paid for:
    Interest                                                $  1,926   $  1,627
    Income taxes                                            $  2,662   $  5,183

See Notes to Condensed Consolidated Financial Statements.




EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(In thousands)(Unaudited)
---------------------------------------------------------------------------------------------------------------------------------
                                                                        Accumulated
                                                                           other
                                                Common      Capital    comprehensive   Retained    Treasury    Comprehensive
                                     Total       stock      surplus    income(loss)(1) earnings      stock      income (loss)
---------------------------------------------------------------------------------------------------------------------------------
Balance, January 1,  2003          $489,870       $161      $312,393      $(5,148)    $199,300   $(16,836)
  Net income                          3,256         --            --           --        3,256         --         $3,256
  Foreign currency translation
     adjustments                        922         --            --          922           --         --            922
                                                                                                                  ------
  Comprehensive income                   --         --            --           --           --         --         $4,178
                                                                                                                  ======
  Common stock issued under
     stock option plans                 368         --           353           --           --         15
  Value of Restricted Stock
     Units(2)                         1,434         --         1,434           --           --         --
                                   --------       ----      --------      -------     --------   --------
Balance, March 31, 2003            $495,850       $161      $314,180      $(4,226)    $202,556   $(16,821)
                                   ========       ====      ========      =======     ========   ========

Balance, January 1,  2004          $521,356       $162      $316,729      $ 1,257     $219,921   $(16,713)
  Net income                          5,717         --            --           --        5,717         --         $5,717
  Foreign currency translation
     adjustments                     (1,044)        --            --       (1,044)          --         --         (1,044)
                                                                                                                  ------
  Comprehensive income                   --         --            --           --           --         --         $4,673
                                                                                                                  ======
  Issuance of treasury stock
     for restricted stock units (3)      --         --          (836)          --           --        836
  Treasury stock, at cost (4)          (902)        --            --           --           --       (902)
  Common stock issued under
     stock option plans                 357         --           357           --           --         --
  Value of Restricted Stock
     Units (2)                          668         --           668           --           --         --
                                   --------       ----      --------      -------     --------   --------
Balance, March 31, 2004            $526,152       $162      $316,918      $   213     $225,638   $(16,779)
                                   ========       ====      ========      =======     ========   ========

(1) Represents cumulative foreign currency translation adjustments and minimum pension liability adjustments.
(2) Shares of common stock will be issued in respect of restricted stock units granted pursuant to EMCOR's Executive Stock Bonus Plan. This amount represents the value of restricted stock units at the date of grant.
(3) Represents common stock transferred at cost from treasury stock upon the vesting of restricted stock units.
(4) Represents value of shares of common stock withheld by EMCOR for income tax withholding requirements upon the vesting of restricted stock units.


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc and Subsidiaries

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

In the opinion of EMCOR, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly the financial position of EMCOR and the results of its operations. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

Certain reclassifications of prior year amounts have been made to conform to current year presentation.

NOTE B Earnings Per Share

Calculation of Basic and Diluted Earnings per share

The following tables summarize EMCOR's calculation of Basic and Diluted Earnings per Share ("EPS") for the three month periods ended March 31, 2004 and 2003:

                                                    Three months ended
                                                      March 31, 2004
                                           -------------------------------------
                                             Income        Shares     Per Share
                                           (Numerator)  (Denominator)   Amount
                                           -------------------------------------
Basic EPS
Income available to common stockholders    $5,717,000    15,057,308     $0.38
                                                                        =====
Effect of Dilutive Securities
     Options                                       --       405,633
                                           ----------    ----------
Diluted EPS                                $5,717,000    15,462,941     $0.37
                                           ==========    ==========     =====



                                                    Three months ended
                                                      March 31, 2003
                                           -------------------------------------
                                             Income        Shares     Per Share
                                           (Numerator)  (Denominator)   Amount
                                           -------------------------------------
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
                                           ==========    ==========     =====


There were 859,647 and 189,403 anti-dilutive stock options that were required to be excluded from the calculation of diluted EPS for the three month periods ended March 31, 2004 and 2003, respectively.

EMCOR Group, Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)


NOTE C Valuation of Stock Option Grants

EMCOR has stock-based compensation plans and programs. EMCOR applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003 in respect of stock options granted during those periods inasmuch as EMCOR grants stock options at fair market value. Had compensation cost for these options been determined consistent with SFAS 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure," EMCOR's net income, basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS") would have been reduced from the "as reported amounts" below to the "pro forma amounts" below for the three month periods ended March 31 (in thousands, except per share amounts):
                                                                  For the three
                                                                   months ended
                                                                     March 31,
                                                                 ---------------
                                                                  2004     2003
                                                                 ---------------
Net income:
 As reported ................................................... $5,717   $3,256
 Less: Total stock-based compensation expense determined
   under fair value based method, net of related tax effects....    719      758
                                                                 ------   ------
 Pro Forma...................................................... $4,998   $2,498
                                                                 ======   ======

Basic EPS:
 As reported.................................................... $ 0.38   $ 0.22
 Pro Forma...................................................... $ 0.33   $ 0.17
Diluted EPS:
 As reported.................................................... $ 0.37   $ 0.21
 Pro Forma ..................................................... $ 0.32   $ 0.16

Common Stock

As of March 31, 2004 and December 31, 2003, 15,085,157 and 15,032,193 shares of
EMCOR common stock were outstanding, respectively.

EMCOR Group, Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE D Segment Information

EMCOR has the following reportable segments which provide services associated with the design, integration, installation, startup, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for generation and distribution of electrical power, lighting systems, low-voltage systems such as fire alarm, security, communications and process control systems and voice and data systems); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems, and plumbing, process and high-purity piping systems); (c) United States facilities services; (d) Canada construction and facilities services; (e) United Kingdom construction and facilities services; and (f) Other international construction and facilities services. The segment "United States facilities services" principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers' facilities (mobile operation and maintenance services, site-based operation and maintenance services, facility planning and consulting services and energy management programs) and, although this segment occasionally performs construction projects, this segment's services are not generally related to customers' construction programs. The Canada, United Kingdom and Other international segments perform electrical construction, mechanical construction and facilities services. "Other international construction and facilities services" represents EMCOR's operations outside of the United States, Canada and the United Kingdom (primarily in South Africa and the Middle East during the periods presented). The following tables present information about industry segments and geographic areas (in thousands):

                                                                For the three months ended March 31,
                                                                ------------------------------------
                                                                      2004                2003
                                                                      ----                ----
Revenues from unrelated entities:
 United States electrical construction and facilities services    $  278,875           $  253,874
 United States mechanical construction and facilities services       422,714              416,503
 United States facilities services                                   178,481              168,412
                                                                  ----------           ----------
 Total United States operations                                      880,070              838,789
 Canada construction and facilities services                          75,683               93,062
 United Kingdom construction and facilities services                 153,333              129,179
 Other international construction and facilities services                 --                   --
                                                                  ----------           ----------
 Total worldwide operations                                       $1,109,086           $1,061,030
                                                                  ==========           ==========

                                                                For the three months ended March 31,
                                                                ------------------------------------
                                                                      2004                2003
                                                                      ----                ----
Total revenues:
  United States electrical construction and facilities services   $  281,971           $  263,899
  United States mechanical construction and facilities services      433,351              416,961
  United States facilities services                                  178,836              169,092
  Less intersegment revenues                                         (14,088)             (11,163)
                                                                  ----------           ----------
  Total United States operations                                     880,070              838,789
  Canada construction and facilities services                         75,683               93,062
  United Kingdom construction and facilities services                153,333              129,179
  Other international construction and facilities services                --                   --
                                                                  ----------           ----------
  Total worldwide operations                                      $1,109,086           $1,061,030
                                                                  ==========           ==========


EMCOR Group, Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE D Segment Information - (continued)

                                                                For the three months ended March 31,
                                                                ------------------------------------
                                                                       2004                 2003
                                                                       ----                 ----
Operating income (loss):
  United States electrical construction and facilities services      $17,309              $12,955
  United States mechanical construction and facilities services       (7,762)               4,344
  United States facilities services                                   (1,634)               2,172
                                                                     -------              -------
  Total United States operations                                       7,913               19,471
  Canada construction and facilities services                             21                  621
  United Kingdom construction and facilities services                 (1,325)              (4,468)
  Other international construction and facilities services               278                  150
  Corporate administration                                            (6,725)              (8,180)
  Restructuring expenses                                              (5,179)                  --
                                                                     -------              -------
  Total worldwide operations                                          (5,017)               7,594

Other corporate items:
  Interest expense                                                    (1,847)              (1,997)
  Interest income                                                        169                  195
                                                                     -------              -------
  (Loss) income before income taxes                                  $(6,695)             $ 5,792
                                                                     =======              =======

                                                                   March 31,             Dec. 31,
                                                                     2004                  2003
                                                                  ----------           ----------
Total assets:
  United States electrical construction and facilities services   $  339,373           $  362,306
  United States mechanical construction and facilities services      764,888              771,730
  United States facilities services                                  290,874              280,512
                                                                  ----------           ----------
  Total United States operations                                   1,395,135            1,414,548
  Canada construction and facilities services                        112,252               98,191
  United Kingdom construction and facilities services                212,945              198,397
  Other international construction and facilities services             4,623                4,461
  Corporate administration                                            64,385               79,650
                                                                  ----------           ----------
  Total worldwide operations                                      $1,789,340           $1,795,247
                                                                  ==========           ==========


NOTE E Retirement Plans

Components of Net Periodic Pension Benefit Cost

The components of net periodic pension benefit cost for three months ended March 31, 2004 and 2003 were as follows (in thousands):

                                         For  the  three  months
                                             ended March 31,
                                       --------------------------
                                         2004              2003
                                         ----              ----
Service cost                            $1,261            $1,186
Interest cost                            2,232             2,006
Expected return on plan assets          (2,234)           (1,645)
Amortization of prior service cost          (2)               (2)
Amortization of net loss                   351               560
                                        ------            ------
Net periodic pension benefit cost       $1,608            $2,105
                                        ======            ======

EMCOR Group, Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE E Retirement Plans - (continued)

Employer Contributions

As of March 31, 2004, EMCOR's United Kingdom subsidiary contributed $1.6 million to its defined benefit pension plan and anticipates contributing an additional $6.1 million in the remainder of 2004.

NOTE F Income Taxes

For the three months ended March 31, 2004, the income tax benefit was $12.4 million, compared to an income tax provision of $2.5 million for the three months ended March 31, 2003. The income tax benefit in the current period was comprised of a reversal of $9.6 million in income tax reserves no longer required based on a current analysis of probable exposures and $2.8 million of a tax benefit at an effective income tax rate of 42% on a $6.7 million loss before income taxes. The provision on income before income taxes for the three months ended March 31, 2003 was at an effective income tax rate of approximately 44% on $5.8 million of income before income taxes. The decrease in the effective income tax rate for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 was primarily due to increased income anticipated in certain lower tax rate jurisdictions.

NOTE G Legal Proceedings

See Part II - Other Information, Item 1 - Legal Proceedings.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Highlights


Operating Segments

EMCOR has the following reportable segments which provide services associated with the design, integration, installation, startup, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for generation and distribution of electrical power, lighting systems, low-voltage systems such as fire alarm, security, communications and process control systems and voice and data systems); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems, and plumbing, process and high-purity piping systems); (c) United States facilities services; (d) Canada construction and facilities services; (e) United Kingdom construction and facilities services; and (f) Other international construction and facilities services. The segment "United States facilities services" principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers' facilities (mobile operation and maintenance services, site-based operation and maintenance services, facility planning and consulting services and energy management programs) and, although this segment occasionally performs construction projects, this segment's services are not generally related to customers' construction programs. The Canada, United Kingdom and Other international segments perform electrical construction, mechanical construction and facilities services. "Other international construction and facilities services" represents EMCOR's operations outside of the United States, Canada and the United Kingdom (primarily in South Africa and the Middle East during the periods presented).

Results of Operations

The results presented reflect certain reclassifications of prior period amounts to conform to current year presentation.

Revenues

The following table presents EMCOR's operating segment revenues from unrelated entities and their respective percentage of total revenues (in thousands, except for percentages):

                                                                                For the three months ended March 31,
                                                                        ---------------------------------------------------
                                                                                        % of                          % of
                                                                           2004         Total          2003           Total
                                                                           ----         -----          ----           -----
Revenues:
  United States electrical construction and facilities services         $  278,875       25%        $  253,874         24%
  United States mechanical construction and facilities services            422,714       38%           416,503         39%
  United States facilities services                                        178,481       16%           168,412         16%
                                                                        ----------                  ----------
  Total United States operations                                           880,070       79%           838,789         79%
  Canada construction and facilities services                               75,683        7%            93,062          9%
  United Kingdom construction and facilities services                      153,333       14%           129,179         12%
  Other international construction and facilities services                      --       --                 --         --
                                                                        ----------                  ----------
  Total worldwide operations                                            $1,109,086      100%        $1,061,030        100%
                                                                        ==========                  ==========

As described below in more detail, revenues for the three months ended March 31, 2004 increased 4.5% to $1.11 billion compared to $1.06 billion for the three months ended March 31, 2003. The revenues increase was principally due to an increase in work performed on longer-term transportation infrastructure, financial services, health care and hospitality construction projects and increases in site-based facilities services maintenance contracts. This increase in revenues in the first quarter of 2004 compared to the first quarter of 2003 was partially offset by lower revenues from power generation projects, office and manufacturing construction projects, mobile services, discretionary small projects, and repair and maintenance work.

Revenues of United States electrical construction and facilities services segment for the three months ended March 31, 2004 increased $25.0 million compared to the three months ended March 31, 2003. The revenues increase was due to increased transportation infrastructure, financial services and hospitality work, partially offset by decreased power generation, office and manufacturing work.

Revenues of United States mechanical construction and facilities services segment for the three months ended March 31, 2004 increased $6.2 million compared to the three months ended March 31, 2003. The revenues increase was primarily attributable to increased health care and hospitality work, partially offset by decreased power generation work.

United States facilities services revenues, which include those operations that principally provide consulting and maintenance services, increased $10.1 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The revenues increase was primarily attributable to increased revenues from site-based facilities services contracts, partially offset by decreased revenues from mobile services including discretionary small projects and repair and maintenance work and the completion by December 31, 2003 of certain projects performed in the 2003 first quarter.

Revenues of Canada construction and facilities services decreased by $17.4 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This decrease in revenues for the three months ended March 31, 2004 was due to the completion by December 31, 2003 of certain long-term power generation projects. The decrease was partially offset by $9.6 million of increased revenues related to the change in the rate of exchange for Canadian dollars to United States dollars due to the strengthening of the Canadian dollar.

United Kingdom construction and facilities services revenues increased $24.2 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 principally due to an increase of $19.6 million caused by a change in the rate of exchange for British pounds to United States dollars due to strengthening of the British pound.

Other international construction and facilities services activities consist of EMCOR's operations primarily in the Middle East and South Africa. All of the current projects in these markets are being performed by joint ventures , and accordingly, the results of these joint venture operations are accounted for under the equity method of accounting because EMCOR has less than majority ownership. Therefore, revenues attributable to such joint ventures are not reflected as revenues in the consolidated financial statements. EMCOR continues to pursue new business selectively in these markets and in Continental Europe; however, the availability of opportunities there has been significantly reduced as a result of local economic factors.

Cost of sales and Gross profit

The following table presents EMCOR's cost of sales, gross profit, and gross profit as a percentage of revenues (in thousands, except for percentages):

                                            For the three months ended March 31,
                                            ------------------------------------
                                                  2004                  2003
                                                  ----                  ----
Cost of sales..............................   $1,007,923              $944,261
Gross profit...............................      101,163               116,769
Gross profit, as a percentage of revenues..          9.1%                 11.0%

Gross profit (revenues less cost of sales) decreased $15.6 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Gross profit as a percentage of revenues was 9.1% for the three months ended March 31, 2004 compared to 11.0% for the three months ended March 31, 2003. This lower gross profit for the 2004 first quarter was primarily attributable to: 1) poor contract performance on certain construction work related to increased labor requirements to perform the work and continued reduced labor productivity due to the uncertain construction job market; 2) continued decreased availability of generally more profitable discretionary small projects and repair and maintenance work; 3) increased competition for, and a related decrease in gross profit margin on, commercial and industrial work in the United States; and 4) an increase in the percentage of work relating to public sector construction work that typically has lower gross profit margins than private sector work. These factors were partially offset by improvements in gross profit from certain United States construction work and site-based facilities services contracts and by reduced losses from the United Kingdom construction and facilities services segment.

Selling, general and administrative expenses

The following table presents EMCOR's selling, general and administrative expenses, and selling, general and administrative expenses as a percentage of revenues (in thousands, except for percentages):

                                                                             For the three months ended March 31,
                                                                             ------------------------------------
                                                                                     2004            2003
                                                                                     ----            ----
Selling, general and administrative expenses...............................        $101,001        $109,175
Selling, general and administrative expenses, as a percentage of revenues..             9.1%           10.3%

Selling, general and administrative expenses for the three months ended March 31, 2004 decreased $8.2 million to $101.0 million compared to $109.2 million for the three months ended March 31, 2003. Selling, general and administrative expenses as a percentage of revenues were 9.1% for the three months ended March 31, 2004, compared to 10.3% for the three months ended March 31, 2003. For the three month period ended March 31, 2004, the decrease in selling, general and administrative expenses both in dollars and as a percentage of revenues compared to the same period in the prior year was primarily attributable to reduced incentive compensation related to less favorable financial performance, a reduction in personnel and reduced provisions for doubtful accounts.

Restructuring expenses

Restructuring expenses, primarily relating to employee severance obligations, were $5.2 million for the three months ended March 31, 2004. Approximately $3.0 million of the restructuring obligations were paid as of March 31, 2004. EMCOR anticipates paying approximately $1.7 million of the remaining obligations in fiscal 2004 and $0.5 million, thereafter. There were no restructuring expenses for the three months ended March 31, 2003.

Operating income

The following  table presents  EMCOR's  operating  (loss) income,  and operating
(loss) income as a percentage of segment revenues from unrelated entities (in thousands, except for percentages):

                                                                            For the three months ended March 31,
                                                                            ------------------------------------
                                                                                    % of                           % of
                                                                                  Segment                        Segment
                                                                      2004        Revenues            2003       Revenues
                                                                      ----        --------            ----       --------
Operating (loss) income:
  United States electrical construction and facilities services      $17,309         6.2%            $12,955        5.1%
  United States mechanical construction and facilities services       (7,762)       (1.8)%             4,344        1.0%
  United States facilities services                                   (1,634)       (0.9)%             2,172        1.3%
                                                                     -------                         -------
  Total United States operations                                       7,913         0.9%             19,471        2.3%
  Canada construction and facilities services                             21          --                 621        0.7%
  United Kingdom construction and facilities services                 (1,325)       (0.9)%            (4,468)      (3.5)%
  Other international construction and facilities services               278                             150
  Corporate administration                                            (6,725)                         (8,180)
  Restructuring expenses                                              (5,179)                             --
                                                                     -------                         -------
  Total worldwide operations                                          (5,017)       (0.5)%             7,594        0.7%

Other corporate items:
  Interest expense                                                    (1,847)                         (1,997)
  Interest income                                                        169                             195
                                                                     -------                         -------

(Loss) income before income taxes                                    $(6,695)                        $ 5,792
                                                                     =======                         =======

As described below in more detail, operating income decreased by $12.6 million for the three months ended March 31, 2004 to a loss of $5.0 million compared to operating income of $7.6 million for the three months ended March 31, 2003.

United States electrical construction and facilities services operating income for the three months ended March 31, 2004 increased $4.3 million compared to the three months ended March 31, 2003. The increase in operating income was primarily the result of 1) increased gross profit on transportation infrastructure, financial services, and hospitality construction projects and 2) increased estimated cost recoveries upon completion of certain projects, partially offset by a decline in office and manufacturing work and by unprofitable performance on certain power generation projects. Selling, general and administrative expenses decreased primarily due to a reduction in personnel and reduced provisions for doubtful accounts.

United States mechanical construction and facilities services operating loss for the three months ended March 31, 2004 was $7.8 million, a $12.1 million decrease compared to operating income of $4.3 million the three months ended March 31, 2003. The operating loss was primarily attributable to: 1) poor contract performance on certain construction work related to increased labor requirements to perform the work and continued reduced labor productivity due to the uncertain construction job market; 2) a continued decreased availability of generally more profitable discretionary small projects and repair and maintenance work; and 3) reductions in estimated cost recoveries upon completion of certain projects. Partially offsetting the losses were decreased selling, general and administrative expenses related to reduced incentive compensation on less favorable financial performance and personnel reductions.

United States facilities services operating loss for the three months ended March 31, 2004 was $1.6 million compared to operating income of $2.2 million for the three months ended March 31, 2003. The operating loss was attributable to approximately $2.3 million of losses on certain construction projects, outside of the normal facilities services operations of this segment, that were contracted for by subsidiaries in this segment prior to their acquisition by EMCOR. In addition to these losses, in the first quarter of 2004 compared to the first quarter of 2003, there was a decrease in mobile services work, discretionary small projects and repair and maintenance work. Also, the completion of certain projects performed during the period ended March 31, 2003 contributed to the decrease. Conversely, there was an increase in income from site-based facilities services in the 2004 first quarter compared to the similar 2003 period. The losses were also partially offset by decreased selling, general and administrative expenses related to reduced incentive compensation on less favorable financial performance, reduction in personnel and reduced provisions for doubtful accounts.

Canada construction and facilities services operating income was $0.02 million for the three months ended March 31, 2004, compared to $0.6 million for the three months ended March 31, 2003. The decrease in operating income was attributable to an increase in selling, general and administrative expenses related to increased travel and other direct selling expenses.

United Kingdom construction and facilities services operating losses for the three months ended March 31, 2004 and 2003 were $1.3 million and $4.5 million, respectively. This decrease in operating losses was attributable to a reduction in selling, general and administrative expenses related to a reorganization of the United Kingdom operations in late 2003 and an improvement in 2004 first quarter gross profit inasmuch as there had been unfavorable project close-outs in the first quarter of 2003. The change in the rate of exchange for British pounds to United States dollars due to strengthening of the British pound resulted in a $0.2 million incremental loss in the 2004 first quarter.

Other international construction and facilities services operating income was $0.3 million for the three months ended March 31, 2004 compared to $0.2 million for the three months ended March 31, 2003. EMCOR continues to pursue new business selectively in the Middle East and South Africa as well as in Continental Europe; however, the availability of opportunities has been significantly reduced as a result of local economic factors.

Corporate administration expense for the three months ended March 31, 2004 was $6.7 million compared to $8.2 million for the three months ended March 31, 2003. The decrease in expenses was primarily due to general cost reductions.

Restructuring expenses, primarily relating to employee severance obligations, were $5.2 million for the three months ended March 31, 2004. There were no restructuring expenses for the three months ended March 31, 2003.

Interest expense for the three months ended March 31, 2004 and 2003 was $1.8 million and $2.0 million, respectively. The decrease in interest expense was primarily due to reduced borrowings under the working capital credit line. Interest income of $0.2 million remained constant for the three months ended March 31, 2004 compared to the same three months in 2003. Changes in the interest rate on borrowings did not have a significant impact on interest expense or income during the first quarter of 2004.

For the three months ended March 31, 2004, the income tax benefit was $12.4 million, compared to an income tax provision of $2.5 million for the three months ended March 31, 2003. The income tax benefit in the current period was comprised of a reversal of $9.6 million in income tax reserves no longer required based on a current analysis of probable exposures and $2.8 million of a tax benefit at an effective income tax rate of 42% on a $6.7 million loss before income taxes. The provision on income before income taxes for the three months ended March 31, 2003 was at an effective income tax rate of approximately 44% on $5.8 million of income before income taxes. The decrease in the effective income tax rate for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 was primarily due to increased income anticipated in certain lower tax rate jurisdictions.

EMCOR's contract backlog at March 31, 2004 was $3.08 billion compared to $3.09 billion of contract backlog at March 31, 2003. The $0.01 billion decrease was primarily due to a $0.18 million decrease in United States electrical construction and facilities services segment backlog, mostly offset by a $0.15 billion increase in United States facilities backlog and minor increases in EMCOR's other segments.

EMCOR's contract backlog was $3.08 billion at March 31, 2004 and $3.03 billion at December 31, 2003. The $0.05 billion increase was primarily due to a $0.15 billion increase in backlog for the United States facilities services segment, partially offset by decreases in backlog for EMCOR's other segments.

Liquidity and Capital Resources

The following table presents EMCOR's net cash (used in) provided by operating activities, investing activities and financing activities (in thousands):

                                                            For the three months
                                                               ended March 31,
                                                            --------------------
                                                             2004         2003
                                                             ----         ----
Net cash used in operating activities.................    $ (2,445)    $(61,326)
Net cash used in investing activities.................    $ (2,096)    $ (9,174)
Net cash (used in) provided by financing activities...    $(20,723)    $ 33,272

EMCOR's consolidated cash balance decreased by approximately $25.3 million from $78.3 million at December 31, 2003 to $53.0 million at March 31, 2004. The $58.9 million improvement in net cash used in operating activities for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 was primarily due to greater cash required in the first quarter of 2003 to support the shift toward increased public sector work, which work typically involves larger projects and significant working capital requirements until initial billing milestones can be reached. In addition, in the 2004 period, there was an improvement in EMCOR's net over-billed position, which is the balance sheet accounts billings in excess of costs and estimated earnings on uncompleted contracts less cost and estimated earnings in excess of billings on uncompleted contracts, contributing to the reduction in cash used in operating activities. Net cash used in investing activities of $2.1 million in the first quarter of 2004 decreased $7.1 million compared to $9.2 million in the same quarter in the prior year primarily due to a $2.9 million reduction in the purchase of property, plant and equipment, a $1.7 million increase in proceeds on investments and a $1.7 million reduction in earn-out payments as earn-out periods provided for in most acquisition agreements have expired. Net cash used in financing activities of $20.7 million in the first quarter of 2004 decreased $54.0 million from the net cash provided by financing activities of $33.3 million for the first quarter of 2003 and primarily was attributable to repayments under the working capital credit line.



                                                                                 Payments Due by Period
                                                                   -----------------------------------------------------
                                                                    Less
          Contractual                                               than             1-3           4-5            After
          Obligations                                 Total        1 year           years         years          5 years
---------------------------------------------         -----        ------           -----         -----          -------

Other long-term debt                                 $  0.6         $  0.1          $  0.2         $ 0.2           $ 0.1
Capital lease obligations                               0.3            0.2             0.1            --              --
Operating leases                                      148.0           36.7            50.8          27.6            32.9
Minimum funding requirement for pension plan            7.7            7.7              --            --              --
Open purchase obligations (1)                         677.0          561.0           102.6          12.8             0.6
Other long-term obligations (2)                        98.0             --            98.0            --              --
                                                     ------         ------          ------         -----           -----
Total Contractual Obligations                        $931.6         $605.7          $251.7         $40.6           $33.6
                                                     ======         ======          ======         =====           =====


                                                                           Amount of Commitment Expiration by Period
                                                                      --------------------------------------------------
                                                      Total            Less
          Other Commercial                           Amounts           than           1-3          4-5            After
            Commitments                             Committed         1 year         years        years          5 years
----------------------------------------            ---------         ------          -----       -----          -------

Revolving credit facility (3)                        $118.4            $--             $--        $118.4           $  --
Letters of credit                                      52.0             --              --          52.0              --
Guarantees                                             25.0             --              --            --            25.0
                                                     ------            ---             ---        ------           -----
Total Commercial Obligations                         $195.4            $--             $--        $170.4           $25.0
                                                     ======            ===             ===        ======           =====

(1) Represent open purchase orders for material and subcontracting costs related to the Company's construction and service contracts. These purchase orders are not reflected in EMCOR's consolidated balance sheet and should not impact future cash flows as amounts will be recovered through customer billings.
(2) Represent primarily insurance related liabilities, classified as other long-term liabilities in EMCOR's consolidated balance sheets. Cash payments for insurance related liabilities may be payable beyond three years, but it is not practical to estimate.
(3) EMCOR classifies these borrowings as short-term on its consolidated balance sheet because of EMCOR's intent and ability to repay the amounts on a short-term basis.

EMCOR's revolving credit agreement (the "Revolving Credit Facility") provides for a credit facility of $350.0 million. As of March 31, 2004 and December 31, 2003, EMCOR had approximately $52.0 million and $42.9 million of letters of credit outstanding, respectively, under the Revolving Credit Facility. The amounts borrowed under the Revolving Credit Facility as of March 31, 2004 and December 31, 2003 were $118.4 million and $139.4 million, respectively.

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

EMCOR is contingently liable to sureties in respect of performance and payment bonds issued by sureties, usually at the request of customers in connection with construction projects, which secure EMCOR payment and performance obligations under contracts for such projects. In addition, at the request of labor unions representing EMCOR employees, bonds are sometimes provided to secure such obligations for wages and benefits payable to or for such employees. EMCOR bonding requirements typically increase as the amount of public sector backlog increases. As of March 31, 2004, sureties had issued bonds for the account of EMCOR in the aggregate amount of approximately $1.8 billion. The bonds are issued by EMCOR's sureties in return for a premium, which varies depending on the size and type of bond. The largest individual bond is approximately $170.0 million. EMCOR has agreed to indemnify the sureties for any payments made by them in respect of bonds issued on EMCOR's behalf.

EMCOR does not have any other material financial guarantees or off-balance sheet arrangements other than those disclosed herein.

The primary source of liquidity for EMCOR has typically been, and is generally expected to continue to be, cash generated by operating activities. EMCOR also maintains the Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient, or to enable EMCOR to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. EMCOR may also increase liquidity through an equity offering or other debt instruments. Short-term changes in macroeconomic trends may have an effect, positively or negatively, on liquidity. In addition to managing borrowings, EMCOR's focus on the facilities services market is intended to provide an additional buffer against economic downturns, as the facilities services market is characterized by annual and multi-year contracts that provide a more predictable stream of cash flows than the construction market. Short-term liquidity is also impacted by the type and length of construction contracts in place. During economic downturns, such as the 2001 through 2003 period, there are typically fewer discretionary small projects from the private sector and companies such as EMCOR more aggressively bid large long-term infrastructure and public sector contracts. Performance of long duration contracts typically requires working capital until initial billing milestones are achieved. While EMCOR strives to maintain a net over-billed position with its customers, there can be no assurance that a net over-billed position can be maintained. EMCOR's net over-billings, defined as the balance sheet accounts billings in excess of costs and estimated earnings on uncompleted contracts less cost and estimated earnings in excess of billings on uncompleted contracts, was $139.6 million and $95.8 million as of March 31, 2004 and December 31, 2003, respectively.

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

Certain Insurance Matters

As of March 31, 2004 and December 31, 2003, EMCOR was utilizing approximately $41.4 million and $37.7 million, respectively, of letters of credit obtained under its revolving credit facility as collateral for its insurance obligations.

Application of Critical Accounting Policies

The condensed consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. EMCOR's significant accounting policies are described in Note B - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of the annual report on Form 10-K for the year ended December 31, 2003. There was no initial adoption of any accounting policies during the three months ended March 31, 2004. EMCOR believes that some of the more critical judgment areas in the application of accounting policies that affect its financial condition and results of operations are estimates and judgments pertaining to (a) revenue recognition from (i) long-term construction contracts for which the percentage of completion method of accounting is used and (ii) services contracts, (b) collectibility or valuation of accounts receivable, (c) insurance liabilities, (d) income taxes and (e) intangible assets.

Revenue Recognition for Long-term Construction Contracts and Services Contracts

EMCOR believes its most critical accounting policy is revenue recognition from long-term construction contracts for which EMCOR uses the percentage-of-completion method of accounting. Percentage-of-completion accounting is the prescribed method of accounting for long-term contracts in accordance with accounting principles generally accepted in the United States, Statement of Position No 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," and, accordingly, the method used for revenue recognition within EMCOR's industry. Percentage-of-completion for each contract is measured principally by the ratio of costs incurred to date to perform each contract to the estimated total costs to perform such contract at completion. Certain of EMCOR's electrical contracting business units measure percentage-of-completion by the percentage of labor costs incurred to date to perform each contract to the estimated total labor costs to perform such contract at completion. Provisions for the entirety of estimated losses on uncompleted contracts are made in the period in which such losses are determined. Application of percentage-of-completion accounting results in the recognition of costs and estimated earnings in excess of billings on uncompleted contracts in EMCOR's consolidated balance sheets. Costs and estimated earnings in excess of billings on uncompleted contracts reflected in the consolidated balance sheets arise when revenues have been recognized but the amounts cannot be billed under the terms of contracts. Such amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. Costs and estimated earnings in excess of billings on uncompleted contracts also include amounts in dispute EMCOR seeks or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price, or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value and take into account factors that may affect the ability to bill and collect amounts billed. Due to uncertainties inherent in estimates employed in applying percentage-of-completion accounting, estimates may be revised as project work progresses. Application of percentage-of-completion accounting requires that the impact of revised estimates be reported prospectively in the consolidated financial statements.

In addition to revenue recognition for long-term construction contracts, EMCOR recognizes revenues from service contracts as such contracts are performed in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition, revised and updated" ("SAB 104"). There are two basic types of services contracts: (1) fixed price services contracts which are signed in advance for maintenance, repair and retrofit work over periods typically ranging from one to three years (for which there may be EMCOR employees on a customer's site full time) and (2) services contracts which may or may not be signed in advance for similar maintenance, repair and retrofit work on an as needed basis (frequently referred to as time and material work). Fixed price services contracts are generally performed evenly over the contract period, and, accordingly, revenue is recognized on a pro-rata basis over the life of the contract. Revenues derived from other services contracts are recognized when the services are performed in accordance with SAB 104. Expenses related to all services contracts are recognized as incurred.

Accounts Receivable

EMCOR is required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the realization of receivables, which assessment factors include the creditworthiness of the customer, EMCOR's prior collection history with the customer and related aging of the past due balances. The provision for bad debts during the three months ended March 31, 2004 and 2003 were $0.5 and $3.0 million, respectively. At March 31, 2004 and December 31, 2003, accounts receivable of $1,044.0 million and $1,009.2 million, respectively, included allowances of $43.6 million and $43.7 million, respectively. Specific accounts receivable are evaluated when EMCOR believes a customer may not be able to meet its financial obligations due to a deterioration of its financial condition or credit ratings or its bankruptcy. The allowance requirements are based on the best facts available and are re-evaluated as additional information is received.

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

Income Taxes

EMCOR has net deferred tax assets primarily resulting from deductible temporary differences, which will reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. As of March 31, 2004 and December 31, 2003, the total valuation allowance on net deferred tax assets was approximately $2.0 million.

Intangible Assets

As of March 31, 2004, EMCOR had goodwill and net identifiable intangible assets (primarily the market value of its backlog, customer relationships and trademarks and trade names) of $279.3 million and $21.4 million, respectively, in connection with the acquisition of certain companies. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies. Statement of Financial Accounting Standards No. 142,"Goodwill and Other Intangible Assets" ("SFAS 142") requires goodwill to be tested for impairment, on at least an annual basis, and be written down when impaired, rather than amortized as previous standards required. Furthermore, SFAS 142 requires identifiable intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Changes in strategy and/or market conditions may result in adjustments to recorded intangible asset balances. As of March 31, 2004, no indicators of impairment of its goodwill or identifiable intangible assets existed in accordance with the provisions of SFAS 142.

This Quarterly Report on Form 10-Q contains certain  forward-looking  statements within the meaning of the Private Securities Reform Act of 1995. All forward-looking statements included in this Quarterly Report are based upon information available to EMCOR, and management's perception thereof, as of the date of this Quarterly Report. EMCOR assumes no obligation to update any such forward-looking statements. These forward-looking statements include statements regarding market share growth, gross profit, project mix, projects with varying profit margins, and selling, general and administrative expenses. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Accordingly, these statements are no guarantee of future performance. Such risk and uncertainties include, but are not limited to, adverse effects of general economic conditions, changes in the political environment, changes in the specific markets for EMCOR's services, adverse business conditions, increased competition, unfavorable labor productivity, mix of business, and risks associated with foreign operations. Certain of the risks and factors associated with EMCOR's business are also discussed in EMCOR's 2003 Form 10-K and in other reports filed by it from time to time with the Securities and Exchange Commission. Readers should take the aforementioned risks and factors into account in evaluating any forward-looking statements.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EMCOR has not used derivative financial instruments for any purpose during the three months ended March 31, 2004 and 2003, including trading or speculation on changes in interest rates, or commodity prices of materials used in its business.

EMCOR is exposed to market risk for changes in interest rates for borrowings under the Revolving Credit Facility. Borrowings under that facility bear interest at variable rates, and the fair value of this borrowing is not significantly affected by changes in market interest rates. As of March 31, 2004, there was $118.4 million of borrowings outstanding under the facility, and these borrowings bear interest at (1) a rate which is the prime commercial lending rate announced by Harris Nesbitt from time to time (4.0% at March 31, 2004) plus 0% to 1.0% based on certain financial tests or (2) United States dollar LIBOR (at March 31, 2004 the rate was 1.09%) plus 1.5% to 2.5% based on certain financial tests. The interest rates in effect at March 31, 2004 were 4.25% and 2.84% for the prime commercial lending rate and the United States dollar LIBOR, respectively. Letter of credit fees issued under this facility range from 0.75% to 2.5% of the respective face amounts of the letters of credit issued and are charged based on the type of letter of credit issued and certain financial tests. Based on the borrowings outstanding of $118.4 million, if the overall interest rates were to increase by 1.0%, the net of tax interest expense would increase approximately $0.7 million in the next twelve months. Conversely, if the overall interest rates were to decrease by 1.0%, interest expense would decrease by approximately $0.7 million in the next twelve months. The Revolving Credit Facility expires in September 2007. There is no guarantee that EMCOR will be able to renew the facility at its expiration.

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

Amounts invested in EMCOR's foreign operations are translated into U.S. dollars at the exchange rates in effect at the end of the period. The resulting translation adjustments are recorded as accumulated other comprehensive income
(loss),  a component of  stockholders'  equity,  in the  condensed  consolidated balance sheets. EMCOR believes the exposure to the effects that fluctuating foreign currencies may have on the consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective local currencies. Additionally, expenses associated with these transactions are generally contracted and paid for in their same local currencies.

In addition, EMCOR is exposed to market risk of fluctuations in certain commodity prices of materials such as copper and steel utilized in both its construction and facilities services operations. EMCOR believes it can be successful in recovery of commodity price escalations.

ITEM 4 CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

Except for the legal proceedings described below, there have been no new developments during the quarter ended March 31, 2004 regarding legal proceedings reported in EMCOR's Annual Report on Form 10-K for the year ended December 31, 2003.

EMCOR and three of its officers (Chairman of the Board, Chief Executive Officer, and President Frank T. MacInnis, Executive Vice President and Chief Financial Officer Leicle E. Chesser, and Senior Vice President-Chief Accounting Officer, and Treasurer Mark Pompa) have been named as defendants in two purported class actions filed in the United States District Court of Connecticut - one entitled Simons v. EMCOR Group, Inc., Leicle E. Chesser, Frank T. MacInnis and Mark Pompa filed on March 31, 2004 and the other entitled V. Richard Bolan v. EMCOR Group, Inc., Leicle E. Chesser, Frank T. MacInnis and Mark A. Pompa filed on April 8, 2004. Plaintiffs, alleged purchasers of shares of common stock of EMCOR, purport to represent a class composed of all persons who purchased or otherwise acquired EMCOR common stock and/or other securities between April 9, 2003 and October 2, 2003 inclusive. The complaints allege violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder and of Section 20(A) of the Securities Exchange Act, relating to alleged misstatements and omissions in certain of the Company's filings with the Securities and Exchange Commission, press releases and other public statements between April 9 and October 2, 2003, and seek damages on behalf of the purported class in unspecified amounts. EMCOR and the individual defendants believe the plaintiffs' allegations to be without merit and intend to vigorously defend against them.

In July 2003, EMCOR's subsidiary, the Poole & Kent Corporation ("Poole & Kent"), was served with a subpoena duces tecum by a grand jury empaneled by the United States District Court for the District of Maryland which is investigating, among other things, Poole & Kent's use of minority and woman-owned business enterprises. Poole & Kent has produced documents in response to the subpoena and to subsequent subpoenae directed to it requesting certain business records. On April 26, 2004, Poole & Kent was advised that it is a target of the grand jury investigation. Poole & Kent is cooperating with the investigation.

ITEM 5 OTHER INFORMATION

The Nominating and Corporate Governance Committee (the "Corporate Governance Committee") of the Board of Directors of EMCOR will consider recommendations for candidates for Board membership suggested by Committee members, other Board members and stockholders. A stockholder who wishes the Corporate Governance Committee to consider his/her recommendations for nominees for the position of director should submit his/her recommendations in writing to the Corporate Governance Committee in care of Corporate Secretary, EMCOR Group, Inc., 301 Merritt Seven, Norwalk, Connecticut 06851, together with whatever supporting material the stockholder considers appropriate. The material, at a minimum, should include such background and biographical material as will enable the Corporate Governance Committee to make an initial determination as to whether the prospective nominee satisfies the criteria for directors set out in the Company's Corporate Governance Guidelines. The Corporate Governance Guidelines are available at the Company's website at www.emcorgroup.com.

If the Corporate Governance Committee identifies a need to replace a current member of the Board of Directors, to fill a vacancy in the Board, or to expand the size of the Board, the process to be followed by the Committee to identify and evaluate candidates includes: (a) consideration of those individuals recommended by stockholders as candidates for Board membership and those individuals recommended in response to requests for recommendations made of Board members and others, including those suggested by third party executive search firms retained by the Committee, from time to time, (b) meetings from time to time to evaluate biographical information and background material relating to candidates, and (c) interviews of selected candidates by members of the Committee.

As provided in the Company's Corporate Governance Guidelines, in its assessment of each potential candidate, the Corporate Governance Committee is to consider the candidate's achievements in his or her personal career, experience, wisdom, integrity, ability to make independent analytical inquiries, and understanding of the business environment. The Corporate Governance Committee may also consider any other relevant factors that it may from time to time deem appropriate, including the current composition of the Board, the balance of management and independent directors, the need for Audit Committee expertise and the evaluation of all prospective nominees.

A stockholder may also nominate director candidates by complying with the Company's bylaw provisions regarding Stockholder Proposals. Under the applicable bylaw a stockholder may nominate candidates for election to the Board of Directors at an annual meeting only if written notice of such stockholder's intent to make such nomination is given to the Secretary of the Company not earlier than 90 days nor later than 60 days in advance of the anniversary of the date of the immediately preceding annual meeting, or if the date of the annual meeting occurs more than 30 days before or 60 days after the anniversary of such immediately preceding annual meeting not later than the close of business on the later of (a) the sixtieth day prior to such annual meeting and (b) the tenth day following the date on which a public announcement of the date of such meeting is first made. Such notice must set forth certain background and other information specified in the bylaws.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                                                                Incorporated by Reference to,
Exhibit No.  Description                                        or Page Number
----------   ----------------------------------------------     -------------------------------------

3(a-1)       Restated Certificate of Incorporation of           Exhibit 3(a-1) to Form 10
             EMCOR filed December 15, 1994

3(a-2)       Amendment dated November 28, 1995 to the           Exhibit 3(a-2) to EMCOR's
             Restated Certificate of Incorporation of           Annual Report on Form 10-K for
             EMCOR                                              the year ended December 31, 1995

3(a-3)       Amendment dated February 12, 1998 to the           Exhibit 3(a-3) to EMCOR's
             EMCOR's Restated Certificate of Incorporation      Annual Report on Form 10-K for
                                                                the year ended December 31, 1997

3(b)         Amended and Restated By-Laws                       Exhibit 3(b) to EMCOR's
                                                                Annual Report on Form 10-K for
                                                                the year ended December 31, 1998

4.1(a)       U.S. $275,000,000 Credit Agreement by and          Exhibit 4.1(a) to EMCOR's Report
             among EMCOR Group, Inc. and certain of its         On Form 8-K dated October 4, 2002
             Subsidiaries and Harris Trust and Savings
             Bank individually and as Agent and the
             Lenders which are or become parties thereto
             dated as of September 26, 2002 (the "Credit
             Agreement")

4.1(b)       Amendment and Waiver letter dated                  Exhibit 4.1(b) to EMCOR's Annual
             December 10, 2002 to the Credit Agreement          Report on Form 10-K for the year
                                                                ended December 31, 2002

4.1(c)       First Amendment to Credit Agreement dated          Exhibit 4.1(c) to EMCOR's Quarterly
             as of June 2003                                    Report on Form 10-Q for the quarter
                                                                ended June 30, 2003 (the "June 2003
                                                                Form 10-Q")

4.1(d)       Second Amendment to Credit Agreement               Exhibit 4.1(d) to June 2003 Form
             dated as of June 2003                              10-Q

4.1(e)       Commitment Amount Increase Request                 Exhibit 4.1(e) to June 2003 Form
             dated June 26, 2003 among Harris, National         10-Q
             City Bank and EMCOR

4.1(f)       Commitment Amount Increase Request                 Exhibit 4.1(f) to June 2003 Form
             dated June 26, 2003 among Harris,Webster           10-Q
             Bank and EMCOR

4.1(g)       Commitment Amount Increase Request                 Exhibit 4.1(g) to June 2003 Form
             dated June 26, 2003 among Harris, Union            10-Q
             Bank of California, N.A. and EMCOR


                                                                Incorporated by Reference to,
Exhibit No.  Description                                        or Page Number
----------   ----------------------------------------------     -------------------------------------

4.1(h)       Commitment Amount Increase Request                 Exhibit 4.1(h) to June 2003 Form
             dated June 26, 2003 among Harris, Sovereign        10-Q
             Bank and EMCOR

4.1(i)       Commitment Amount Increase Request                 Exhibit 4.1(i) to June 2003 Form
             dated July 9, 2003 among Harris, Bank              10-Q
             Hapoalim B.M. and EMCOR

4.1(j)       Commitment Amount Increase Request                 Exhibit 4.1(j) to June 2003 Form
             dated July 9, 2003 among Harris, The               10-Q
             Governor and Company of Bank of Scotland
             and EMCOR

4.1(k)       Commitment Amount Increase Request                 Exhibit 4.1(k) to June 2003 Form
             dated July 9, 2003 among Harris, U.S. Bank,        10-Q
             National Association and EMCOR

11           Computation of  Basic                              Note B of the Notes
             EPS and Diluted EPS                                to the Condensed Consolidated
             for the three months                               Financial Statements
             ended March 31, 2004 and 2003

31.1         Additional Exhibit -                               Page
             Certification Pursuant to Section 302 of
             Sarbanes-Oxley Act of 2002 by the Chief
             Executive Officer

31.2         Additional Exhibit -                               Page
             Certification Pursuant to Section 302 of
             Sarbanes-Oxley Act of 2002 by the Chief
             Financial Officer

32.1         Additional Exhibit -                               Page
             Certification Pursuant to Section 906 of
             Sarbanes-Oxley Act of 2002 by the Chief
             Executive Officer

32.2         Additional Exhibit -                               Page
             Certification Pursuant to Section 906 of
             Sarbanes-Oxley Act of 2002 by the Chief
             Financial Officer

(b)  Reports of Form 8-K

(1) Current report on Form 8-K, dated February 26, 2004 - Press release dated February 26, 2004 with respect to the results of operations for EMCOR's fiscal year ended December 31, 2003.

(2) Current report on Form 8-K, dated February 26, 2004 - Press release dated February 26, 2004 with respect to the disclosure of changes in its management structure.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: April 29, 2004
                                                EMCOR GROUP, INC.
                                       -------------------------------------
                                                   (Registrant)


                                    By:        /s/FRANK T. MACINNIS
                                       -------------------------------------
                                                Frank T. MacInnis
                                             Chairman of the Board of
                                                    Directors,
                                              Chief Executive Officer
                                                  and President



                                               /s/LEICLE E. CHESSER
                                       -------------------------------------
                                                Leicle E. Chesser
                                            Executive Vice President
                                           and Chief Financial Officer
                                          (Principal Financial Officer)



                                                /s/MARK A. POMPA
                                       -------------------------------------
                                                  Mark A. Pompa
                                            Senior Vice President,
                                           Chief Accounting Officer
                                               and Treasurer
                                         (Principal Accounting Officer)

                                                                    Exhibit 31.1

                                  CERTIFICATION


I, Frank T. MacInnis, Chairman of the Board and Chief Executive Officer of EMCOR Group, Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of EMCOR Group, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cashflows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrants internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of direction (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date:  April 29, 2004
                                            /s/FRANK T. MACINNIS
                                          ------------------------
                                             Frank T. MacInnis
                                          Chairman of the Board of
                                                 Directors,
                                          Chief Executive Officer
                                               and President

                                                                    Exhibit 31.2

                                  CERTIFICATION


I, Leicle E. Chesser, Executive Vice President and Chief Financial Officer of EMCOR Group, Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of EMCOR Group, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrants internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of direction (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date:  April 29, 2004
                                                  /s/LEICLE E. CHESSER
                                          -------------------------------------
                                                   Leicle E. Chesser
                                                Executive Vice President
                                              and Chief Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of EMCOR Group, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank
T. MacInnis, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:    April 29, 2004                              /s/ FRANK T. MACINNIS
                                                --------------------------------
                                                       Frank T. MacInnis
                                                    Chief Executive Officer

                                                                    Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of EMCOR Group, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Leicle
E. Chesser, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:    April 29, 2004                         /s/ LEICLE E. CHESSER
                                           -----------------------------------
                                                  Leicle E. Chesser
                                               Chief Financial Officer