Form 10-Q
period 2004-06-30
EMCOR GROUP INC
filed 2004-07-22
CIK 105634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           AND EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                          Commission file number 0-2315

                                EMCOR Group, Inc.
       -------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                       11-2125338
-------------------------------              --------------------------------
(State or Other Jurisdiction of              (I.R.S. Employer Identification
 Incorporation or Organization)                         Number)

301 Merritt Seven Corporate Park
       Norwalk, Connecticut                              06851-1060
--------------------------------                         ----------
(Address of Principal Executive                          (Zip Code)
          Offices)
                                 (203) 849-7800
              -----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

                      Applicable Only To Corporate Issuers

     Number of shares of Common Stock outstanding as of the close of business on July 15, 2004: 15,141,157 shares.

                                EMCOR GROUP, INC.
                                      INDEX


                                                                        Page No.


PART I - Financial Information

Item 1     Financial Statements

           Condensed Consolidated Balance Sheets -
           as of June 30, 2004 and December 31, 2003                        1

           Condensed Consolidated Statements of Operations -
           three months ended June 30, 2004 and 2003                        3

           Condensed Consolidated Statements of Operations -
           six months ended June 30, 2004 and 2003                          4

           Condensed Consolidated Statements of Cash Flows -
           six months ended June 30, 2004 and 2003                          5

           Condensed Consolidated Statements of Stockholders'
           Equity and Comprehensive Income -
           six months ended June 30, 2004 and 2003                          6

           Notes to Condensed Consolidated Financial Statements             7


Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        13

Item 3     Quantitative and Qualitative Disclosures about Market Risk       23

Item 4     Controls and Procedures                                          24

PART II - Other Information

Item 1     Legal Proceedings                                                24

Item 4     Submission of Matters to a Vote of Security Holders              25

Item 6     Exhibits and Reports on Form 8-K                                 26

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
--------------------------------------------------------------------------------
                                                  June 30,          December 31,
                                                    2004                2003
                                                (Unaudited)
--------------------------------------------------------------------------------

                           ASSETS

Current assets:
    Cash and cash equivalents                    $   50,219         $   78,260
    Accounts receivable, net                      1,066,924          1,009,170
    Costs and estimated earnings in excess
       of billings on uncompleted contracts         235,093            249,393
    Inventories                                      10,030              9,863
    Prepaid expenses and other                       41,023             42,470
                                                 ----------         ----------
       Total current assets                       1,403,289          1,389,156

Investments, notes and other long-term
    receivables                                      28,404             26,452

Property, plant and equipment, net                   62,693             66,156

Goodwill                                            279,500            277,994

Identifiable intangible assets, net                  20,504             22,226

Other assets                                         13,514             13,263
                                                 ----------         ----------

       Total assets                              $1,807,904         $1,795,247
                                                 ==========         ==========


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
--------------------------------------------------------------------------------
                                                       June 30,     December 31,
                                                         2004           2003
                                                     (Unaudited)
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Borrowings under working capital credit line         $  119,300    $  139,400
  Current maturities of long-term debt and capital
      lease obligations                                       314           367
  Accounts payable                                        434,576       451,713
  Billings in excess of costs and estimated
      earnings on uncompleted contracts                   408,914       345,207
  Accrued payroll and benefits                            123,644       131,623
  Other accrued expenses and liabilities                   94,928       110,147
                                                       ----------    ----------
      Total current liabilities                         1,181,676     1,178,457

  Long-term debt and capital lease obligations                577           561

  Other long-term obligations                              98,875        94,873
                                                       ----------    ----------

      Total liabilities                                 1,281,128     1,273,891
                                                       ----------    ----------

Stockholders' equity:
  Preferred stock, $0.10 par value, 1,000,000 shares
      authorized, zero issued and outstanding                  --            --
  Common stock, $0.01 par value, 30,000,000 shares
      authorized, 16,229,048 and 16,155,844 shares
      issued, respectively                                    162           162
  Capital surplus                                         317,168       316,729
  Accumulated other comprehensive (loss) income              (904)        1,257
  Retained earnings                                       227,083       219,921
  Treasury stock, at cost 1,087,891 and 1,123,651
      shares, respectively                                (16,733)      (16,713)
                                                       ----------    ----------
      Total stockholders' equity                          526,776       521,356
                                                       ----------    ----------
Total liabilities and stockholders' equity             $1,807,904    $1,795,247
                                                       ==========    ==========


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)
--------------------------------------------------------------------------------
Three months ended June 30,                        2004              2003
--------------------------------------------------------------------------------
Revenues                                       $1,193,213        $1,144,378
Cost of sales                                   1,091,701         1,021,103
                                               ----------        ----------
Gross profit                                      101,512           123,275
Selling, general and administrative expenses       97,141           106,638
Restructuring expenses                                140                 -
                                               ----------        ----------
Operating  income                                   4,231            16,637
Interest expense, net                              (1,740)           (1,842)
                                               ----------        ----------
Income before income taxes                          2,491            14,795
Income tax provision                                1,046             6,522
                                               ----------        ----------
Net income                                     $    1,445        $    8,273
                                               ==========        ==========
Basic earning per share                        $     0.10        $     0.55
                                               ==========        ==========
Diluted earnings per share                     $     0.09        $     0.53
                                               ==========        ==========


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)
--------------------------------------------------------------------------------
Six months ended June 30,                         2004              2003
--------------------------------------------------------------------------------

Revenues                                       $2,302,299        $2,205,408
Cost of sales                                   2,099,624         1,965,364
                                               ----------        ----------
Gross profit                                      202,675           240,044
Selling, general and administrative expenses      198,142           215,813
Restructuring expenses                              5,319                 -
                                               ----------        ----------
Operating (loss) income                              (786)           24,231
Interest expense, net                              (3,418)           (3,644)
                                               ----------        ----------
(Loss) income before income taxes                  (4,204)           20,587
Income tax (benefit) provision                    (11,366)            9,058
                                               ----------        ----------
Net income                                     $    7,162        $   11,529
                                               ==========        ==========

Basic earning per share                        $     0.47        $     0.77
                                               ==========        ==========
Diluted earnings per share                     $     0.46        $     0.74
                                               ==========        ==========


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)
--------------------------------------------------------------------------------
Six months ended June 30,                                    2004        2003
--------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income                                              $   7,162   $  11,529
  Depreciation and amortization                              10,554      10,347
  Amortization of identifiable intangibles                    1,722       1,751
  Other non-cash expenses                                     1,930       4,153
  Changes in operating assets and liabilities, excluding
    the effect of businesses acquired                       (19,523)    (80,927)
                                                          ---------   ---------
Net cash provided by (used in) operating activities           1,845     (53,147)
                                                          ---------   ---------


Cash flows from investing activities:
  Payments for acquisitions of businesses, net of
    cash acquired, and related earn-out agreements           (1,506)     (3,478)
  Proceeds from sale of assets                                1,170         732
  Purchase of property, plant and equipment                  (8,114)     (9,216)
  Net disbursements related to other investments             (1,952)     (4,357)
                                                          ---------   ---------
Net cash used in investing activities                       (10,402)    (16,319)
                                                          ---------   ---------

Cash flows from financing activities:
  Proceeds from working capital credit lines                676,950     878,198
  Repayments of working capital credit lines               (697,050)   (823,398)
  Net repayments for long-term debt                             (39)    (22,139)
  Net borrowings (repayments) for capital lease obligations       2         235
  Net proceeds from exercise of stock options                   653       1,219
                                                          ---------   ---------
Net cash (used in) provided by financing activities         (19,484)     34,115
                                                          ---------   ---------
Decrease in cash and cash equivalents                       (28,041)    (35,351)
Cash and cash equivalents at beginning of year               78,260      93,103
                                                          ---------   ---------
Cash and cash equivalents at end of period                $  50,219   $  57,752
                                                          =========   =========

Supplemental cash flow information:
  Cash paid for:
    Interest                                              $   3,710   $   3,297
    Income taxes                                          $   3,855   $  11,597

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(In thousands)(Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Accumulated
                                                                           other
                                                 Common      Capital   comprehensive   Retained   Treasury    Comprehensive
                                     Total        stock      surplus  income (loss)(1) earnings    stock         income
------------------------------------------------------------------------------------------------------------------------------------

Balance, January 1,  2003          $489,870       $161      $312,393      $(5,148)    $199,300   $(16,836)
  Net income                         11,529         --            --           --       11,529         --        $11,529
  Foreign currency translation
     adjustments                      5,057         --            --        5,057           --         --          5,057
                                                                                                                 -------
  Comprehensive income                   --         --            --           --           --         --        $16,586
                                                                                                                 =======
  Common stock issued under
     stock option plans               1,219         --         1,180           --           --         39
  Value of Restricted Stock
     Units (2)                        1,434         --         1,434           --           --         --
                                   --------       ----      --------      -------     --------   --------
Balance, June 30, 2003             $509,109       $161      $315,007      $   (91)    $210,829   $(16,797)
                                   ========       ====      ========      =======     ========   ========

Balance, January 1,  2004          $521,356       $162      $316,729      $ 1,257     $219,921   $(16,713)
  Net income                          7,162         --            --           --        7,162         --        $ 7,162
  Foreign currency translation
     adjustments                     (2,161)        --            --       (2,161)          --         --         (2,161)
                                                                                                                 -------
  Comprehensive income                   --         --            --           --           --         --        $ 5,001
                                                                                                                 =======
  Issuance of treasury stock
     for restricted stock units (3)      --         --          (836)          --           --        836
  Treasury stock, at cost (4)          (856)        --            --           --           --       (856)
  Common stock issued under
     stock option plans                 607         --           607           --           --         --
  Value of Restricted Stock
     Units (2)                          668         --           668           --           --         --
                                   --------       ----      --------      -------     --------   --------
Balance, June 30, 2004             $526,776       $162      $317,168      $  (904)    $227,083   $(16,733)
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

In the opinion of EMCOR, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly the financial position of EMCOR and the results of its operations. The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

Certain reclassifications of prior year amounts have been made to conform to current year presentation.

NOTE B Earnings Per Share

Calculation of Basic and Diluted Earnings per share

The following tables summarize EMCOR's calculation of Basic and Diluted Earnings per Share ("EPS") for the three and six month periods ended June 30, 2004 and 2003:

                                                   Three months ended
                                                      June 30, 2004
                                          --------------------------------------
                                            Income         Shares      Per Share
                                          (Numerator)   (Denominator)    Amount
                                          --------------------------------------
Basic EPS
Income available to common stockholders   $1,445,000     15,139,887      $0.10
                                                                         =====
Effect of Dilutive Securities:
     Options                                      --        421,095
                                          ----------     ----------
Diluted EPS                               $1,445,000     15,560,982      $0.09
                                          ==========     ==========      =====



                                                     Six months ended
                                                      June 30, 2004
                                          --------------------------------------
                                            Income         Shares      Per Share
                                          (Numerator)   (Denominator)    Amount
                                          --------------------------------------
Basic EPS
Income available to common stockholders   $7,162,000     15,098,268      $0.47
                                                                         =====
Effect of Dilutive Securities:
     Options                                      --        447,491
                                          ----------     ----------
Diluted EPS                               $7,162,000     15,545,759      $0.46
                                          ==========     ==========      =====

EMCOR Group, Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE B Earnings Per Share - (continued)

                                                   Three months ended
                                                      June 30, 2003
                                          --------------------------------------
                                            Income         Shares      Per Share
                                          (Numerator)   (Denominator)    Amount
                                          --------------------------------------
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
                                          ==========     ==========      =====



                                                     Six months ended
                                                      June 30, 2003
                                          --------------------------------------
                                            Income         Shares      Per Share
                                          (Numerator)   (Denominator)    Amount
                                          --------------------------------------
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
                                         ===========     ==========      =====

There were 852,078 anti-dilutive stock options that were required to be excluded from the calculation of diluted EPS for both the three and six month periods ended June 30, 2004, respectively. There were 219,403 anti-dilutive stock options that were required to be excluded from the calculation of diluted EPS for both the three and six month periods ended June 30, 2003, respectively.

NOTE C Valuation of Stock Option Grants

EMCOR has stock-based compensation plans and programs. EMCOR applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized in the accompanying Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2004 and 2003 in respect of stock options granted during those periods inasmuch as EMCOR grants stock options at fair market value. Had compensation cost for these options been determined consistent with SFAS 123, "Accounting for Stock-Based Compensation", EMCOR's net income, basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS") would have been reduced from the "as reported amounts" below to the "pro forma amounts" (in thousands, except per share amounts):

EMCOR Group, Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE C Valuation of Stock Option Grants - (continued)

                                                                                For the three months          For the six months
                                                                                  ended June 30,                 ended June 30,
                                                                            --------------------------------------------------------
                                                                                 2004          2003           2004           2003
                                                                            --------------------------------------------------------
  Net income:
  As reported                                                                  $1,445         $8,273         $7,162        $11,529
  Less: Total stock-based compensation expense determined
     under fair value based method, net of related tax effects                    290            270          1,010          1,028
                                                                               ------         ------         ------        -------
  Pro forma                                                                    $1,155         $8,003         $6,152        $10,501
                                                                               ======         ======         ======        =======

Basic EPS:
  As reported                                                                  $ 0.10         $ 0.55         $ 0.47        $  0.77
  Pro forma                                                                    $ 0.08         $ 0.53         $ 0.41        $  0.70
Diluted EPS:
  As reported                                                                  $ 0.09         $ 0.53         $ 0.46        $  0.74
  Pro forma                                                                    $ 0.07         $ 0.52         $ 0.40        $  0.68

Common Stock

As of June 30, 2004 and December 31, 2003,  15,141,157 and 15,032,193  shares of
EMCOR common stock were outstanding, respectively.

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

EMCOR Group, Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE D Segment Information -(continued)

                                                                   For the three months ended June 30,
                                                                  ------------------------------------
                                                                         2004                   2003
                                                                  ------------------------------------
Revenues from unrelated entities:
  United States electrical construction and facilities services      $  299,273             $  322,035
  United States mechanical construction and facilities services         469,025                426,088
  United States facilities services                                     179,041                164,777
                                                                     ----------             ----------
  Total United States operations                                        947,339                912,900
  Canada construction and facilities services                            65,441                 91,264
  United Kingdom construction and facilities services                   180,433                140,214
  Other international construction and facilities services                   --                     --
                                                                     ----------             ----------
  Total worldwide operations                                         $1,193,213             $1,144,378
                                                                     ==========             ==========

                                                                   For the three months ended June 30,
                                                                  ------------------------------------
                                                                         2004                  2003
                                                                  ------------------------------------
Total revenues:
  United States electrical construction and facilities services      $  302,278             $  328,176
  United States mechanical construction and facilities services         475,059                428,236
  United States facilities services                                     179,080                165,174
  Less intersegment revenues                                             (9,078)                (8,686)
                                                                     ----------             ----------
  Total United States operations                                        947,339                912,900
  Canada construction and facilities services                            65,441                 91,264
  United Kingdom construction and facilities services                   180,433                140,214
  Other international construction and facilities services                   --                     --
                                                                     ----------             ----------
  Total worldwide operations                                         $1,193,213             $1,144,378
                                                                     ==========             ==========

                                                                     For the six months ended June 30,
                                                                  ------------------------------------
                                                                         2004                  2003
                                                                  ------------------------------------
Revenues from unrelated entities:
  United States electrical construction and facilities services      $  578,148             $  575,909
  United States mechanical construction and facilities services         891,739                842,591
  United States facilities services                                     357,522                333,189
                                                                     ----------             ----------
  Total United States operations                                      1,827,409              1,751,689
  Canada construction and facilities services                           141,124                184,326
  United Kingdom construction and facilities services                   333,766                269,393
  Other international construction and facilities services                   --                     --
                                                                     ----------             ----------
  Total worldwide operations                                         $2,302,299             $2,205,408
                                                                     ==========             ==========

                                                                    For the six months ended June 30,
                                                                  ------------------------------------
                                                                         2004                  2003
                                                                  ------------------------------------
Total revenues:
  United States electrical construction and facilities services      $  584,249             $  592,075
  United States mechanical construction and facilities services         908,410                845,197
  United States facilities services                                     357,916                334,266
  Less intersegment revenues                                            (23,166)               (19,849)
                                                                     ----------             ----------
  Total United States operations                                      1,827,409              1,751,689
  Canada construction and facilities services                           141,124                184,326
  United Kingdom construction and facilities services                   333,766                269,393
  Other international construction and facilities services                   --                     --
                                                                     ----------             ----------
  Total worldwide operations                                         $2,302,299             $2,205,408
                                                                     ==========             ==========

EMCOR Group, Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE D Segment Information - (continued)

                                                                   For the three months ended June 30,
                                                                  ------------------------------------
                                                                         2004                  2003
                                                                  ------------------------------------
Operating income (loss):
  United States electrical construction and facilities services      $    8,829             $   16,156
  United States mechanical construction and facilities services           2,891                  6,243
  United States facilities services                                       3,988                  4,566
                                                                     ----------             ----------
  Total United States operations                                         15,708                 26,965
  Canada construction and facilities services                              (653)                 1,145
  United Kingdom construction and facilities services                    (1,269)                (2,862)
  Other international construction and facilities services                  (60)                  (272)
  Corporate administration                                               (9,355)                (8,339)
  Restructuring expenses                                                   (140)                    --
                                                                     ----------             ----------
  Total worldwide operations                                              4,231                 16,637

Other corporate items:
  Interest expense                                                       (1,997)                (2,031)
  Interest income                                                           257                    189
                                                                     ----------             ----------
  Income before income taxes                                         $    2,491             $   14,795
                                                                     ==========             ==========

                                                                     For the six months ended June 30,
                                                                  ------------------------------------
                                                                         2004                  2003
                                                                  ------------------------------------
Operating income (loss):
  United States electrical construction and facilities services      $   26,110             $   29,110
  United States mechanical construction and facilities services          (4,851)                10,586
  United States facilities services                                       2,362                  6,740
                                                                     ----------             ----------
  Total United States operations                                         23,621                 46,436
  Canada construction and facilities services                              (632)                 1,766
  United Kingdom construction and facilities services                    (2,594)                (7,337)
  Other international construction and facilities services                  218                   (115)
  Corporate administration                                              (16,080)               (16,519)
  Restructuring expenses                                                 (5,319)                    --
                                                                     ----------             ----------
  Total worldwide operations                                               (786)                24,231

Other corporate items:
  Interest expense                                                       (3,844)                (4,028)
  Interest income                                                           426                    384
                                                                     ----------             ----------
  (Loss) income before income taxes                                  $   (4,204)            $   20,587
                                                                     ==========             ==========


                                                                      June 30,               Dec. 31,
                                                                        2004                   2003
                                                                  ------------------------------------
Total assets:
  United States electrical construction and facilities services      $  360,406             $  362,306
  United States mechanical construction and facilities services         777,737                771,730
  United States facilities services                                     303,463                280,512
                                                                     ----------             ----------
  Total United States operations                                      1,441,606              1,414,548
  Canada construction and facilities services                           102,689                 98,191
  United Kingdom construction and facilities services                   193,036                198,397
  Other international construction and facilities services                4,893                  4,461
  Corporate administration                                               65,680                 79,650
                                                                     ----------             ----------
  Total worldwide operations                                         $1,807,904             $1,795,247
                                                                     ==========             ==========

EMCOR Group, Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE E Retirement Plans

Components of Net Periodic Pension Benefit Cost

The components of net periodic pension benefit cost for three and six month periods ended June 30, 2004 and 2003 were as follows (in thousands):

                                                               For the three months                For the six months
                                                                   ended June 30,                    ended June 30,
                                                           ----------------------------------------------------------------

                                                               2004              2003             2004             2003
                                                               ----              ----             ----             ----
  Service cost                                              $  1,198          $  1,061          $ 2,384         $  2,322
  Interest cost                                                2,025             2,192            4,031            4,424
  Expected return on plan assets                              (1,661)           (2,222)          (3,306)          (4,456)
  Amortization of prior service cost                              (2)               (2)              (4)              (4)
  Amortization of net loss                                       565               345            1,125              696
                                                            --------          --------          -------         --------
  Net periodic pension benefit cost                         $  2,125          $  1,374          $ 4,230         $  2,982
                                                            ========          ========          =======         ========

Employer Contributions

During 2004, EMCOR's United Kingdom subsidiary contributed $3.3 million to its defined benefit pension plan and anticipates contributing an additional $4.3 million in the remainder of 2004.

NOTE F Income Taxes

For the three months ended June 30, 2004, the income tax provision was $1.0 million compared to $6.5 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, the income tax benefit was $11.4 million, compared to an income tax provision of $9.1 million for the six months ended June 30, 2003. The income tax benefit in the 2004 six month period included a reversal of $9.6 million in the first quarter of 2004 of income tax reserves no longer required based on a current analysis of probable exposures, plus a $1.8 million tax benefit on $4.2 million of loss before income taxes. The provision (benefit) on income (loss) before income taxes for the three and six months ended June 30, 2004 was recorded at an effective income tax rate of approximately 42% for each period, respectively; and the income before income taxes for the three and six months ended June 30, 2003 was recorded at an effective income tax rate of approximately 44%. The decrease in the effective income tax rate for the current year periods compared to the prior year periods was primarily due to increased income anticipated in certain lower tax rate jurisdictions.

NOTE G Legal Proceedings

See Part II - Other Information, Item 1 - Legal Proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenues

The following table presents EMCOR's operating segment revenues from unrelated entities and their respective percentage of total revenues (in thousands, except for percentages):

                                                                                 For the three months ended June 30,
                                                                     -------------------------------------------------------
                                                                                       % of                       % of
                                                                          2004         Total         2003         Total
                                                                          ----         -----         ----         -----
Revenues:
  United States electrical construction and facilities services        $  299,273       25%       $  322,035       28%
  United States mechanical construction and facilities services           469,025       39%          426,088       37%
  United States facilities services                                       179,041       15%          164,777       14%
                                                                       ----------                 ----------
  Total United States operations                                          947,339       79%          912,900       80%
  Canada construction and facilities services                              65,441        6%           91,264        8%
  United Kingdom construction and facilities services                     180,433       15%          140,214       12%
  Other international construction and facilities services                     --       --                --       --
                                                                       ----------                 ----------
  Total worldwide operations                                           $1,193,213      100%       $1,144,378      100%
                                                                       ==========                 ==========


                                                                                 For the six months ended June 30,
                                                                     -------------------------------------------------------
                                                                                       % of                       % of
                                                                          2004         Total         2003         Total
                                                                          ----         -----         ----         -----
Revenues:
  United States electrical construction and facilities services        $  578,148       25%       $  575,909       26%
  United States mechanical construction and facilities services           891,739       39%          842,591       38%
  United States facilities services                                       357,522       16%          333,189       15%
                                                                       ----------                 ----------
  Total United States operations                                        1,827,409       80%        1,751,689       79%
  Canada construction and facilities services                             141,124        6%          184,326        8%
  United Kingdom construction and facilities services                     333,766       14%          269,393       12%
  Other international construction and facilities services                     --       --                --       --
                                                                       ----------                 ----------
  Total worldwide operations                                           $2,302,299      100%       $2,205,408      100%
                                                                       ==========                 ==========

As described below in more detail, revenues for the three months ended June 30, 2004 increased 4.3% to $1.19 billion compared to $1.14 billion for the three months ended June 30, 2003. Revenues for the six months ended June 30, 2004 increased 4.4% to $2.30 billion compared to $2.21 billion for the six months ended June 30, 2003. This revenue growth was principally due to increased work on United States transportation infrastructure, financial services, health care and hospitality construction projects and increases in site-based facilities services contracts. The increases in revenues in the three and six month periods in 2004 compared to the same periods in 2003 were partially offset by lower revenues from power generation projects, office and manufacturing construction projects, discretionary small projects, and repair and maintenance work in the United States and lower revenues from certain power generation projects in Canada.

Revenues of United States electrical construction and facilities services segment for the three months ended June 30, 2004 decreased $22.8 million compared to the three months ended June 30, 2003. Revenues for the six months ended June 30, 2004 increased $2.2 million compared to the six months ended June 30, 2003. The decrease in revenues for the three months ended June 30, 2004 was primarily due to decreased power generation, office and manufacturing construction projects, partially offset by an increase in transportation infrastructure, financial services and hospitality work. The increase in revenues for the six month period was due to increased transportation infrastructure, financial services and hospitality work, mostly offset by decreased power generation, office and manufacturing construction projects.

Revenues of United States mechanical construction and facilities services segment for the three months ended June 30, 2004 increased $42.9 million compared to the three months ended June 30, 2003. Revenues for the six months ended June 30, 2004 increased $49.1 million compared to the six months ended June 30, 2003. The increases in revenues were primarily attributable to increased work on health care, hospitality and financial services construction projects, partially offset by decreased power generation work, office work, discretionary small projects, and repair and maintenance work.

United States facilities services revenues, which include those operations that principally provide consulting and maintenance services, increased $14.3 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. Revenues for the six months ended June 30, 2004 increased $24.3 million compared to the six months ended June 30, 2003. The increase in revenues for the three month period was primarily attributable to increased revenues from site-based facilities services contracts and mobile services, but was partially offset by decreased revenues from discretionary small projects and repair and maintenance work. The increase in revenues for the six month period was primarily attributable to revenues from new site-based facilities services contracts, but was partially offset by decreased revenues from less mobile services work during the first three months of the year and a decrease in discretionary small projects and repair and maintenance work.

Revenues of Canada construction and facilities services decreased by $25.8 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. Revenues for the six months ended June 30, 2004 decreased $43.2 million compared to the six months ended June 30, 2003. These decreases were primarily due to the completion of certain long-term power generation projects active in the prior year. However, these decreases were partially offset by $1.9 million and $11.2 million in the three and six month periods, respectively, of increased revenues related to the change in the rate of exchange for Canadian dollars to United States dollars due to the strengthening of the Canadian dollar.

United Kingdom construction and facilities services revenues increased $40.2 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. Revenues for the six months ended June 30, 2004 increased $64.4 million compared to the six months ended June 30, 2003. These increases in revenues were principally due to increases in transportation infrastructure work and to increases of $18.9 million and $38.7 million for the three and six months periods, respectively, caused by changes in the rate of exchange for British pounds to United States dollars due to strengthening of the British pound.

Other international construction and facilities services activities consist of operations primarily in the Middle East and South Africa. All of the current projects in these markets are being performed by joint ventures, and accordingly, the results of these joint venture operations are accounted for under the equity method of accounting because EMCOR has less than majority ownership. Therefore, revenues attributable to such joint ventures are not reflected as revenues in the consolidated financial statements. EMCOR continues to pursue new business selectively in the Middle East and in Continental Europe; however, the availability of opportunities there has been significantly reduced as a result of local economic factors.

Cost of sales and Gross profit

The following table presents EMCOR's cost of sales, gross profit, and gross profit as a percentage of revenues (in thousands, except for percentages):

                                             For the three months ended June 30,
                                             -----------------------------------
                                                2004                    2003
                                                ----                    ----
Cost of sales..............................  $1,091,701              $1,021,103
Gross profit...............................     101,512                 123,275
Gross profit, as a percentage of revenues..         8.5%                   10.8%

                                               For the six months ended June 30,
                                             -----------------------------------
                                                 2004                   2003
                                                 ----                   ----
Cost of sales..............................  $2,099,624              $1,965,364
Gross profit...............................     202,675                 240,044
Gross profit, as a percentage of revenues..         8.8%                   10.9%

Gross profit (revenues less cost of sales) decreased $21.8 million and $37.4 million for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003, respectively. Gross profit as a percentage of revenues was 8.5% for the three months ended June 30, 2004 compared to 10.8% for the three months ended June 30, 2003. Gross profit as a percentage of revenues was 8.8% for the six months ended June 30, 2004 compared to 10.9% for the six months ended June 30, 2003. The reduced gross profit for the 2004 three and six month periods was primarily attributable to: a) poor contract performance on certain construction work related to greater than originally estimated labor requirements to perform the work and continued reduced labor productivity due to the uncertain construction job market, b) continued decreased availability of generally more profitable discretionary small projects and repair and maintenance work, c) increased competition for, and a related decrease in gross profit margin on, commercial and industrial work in the United States, d) continued public sector construction work which typically has lower gross profit margins than private sector construction work and e) unprofitable performance attributable to labor requirements and other factors with respect to certain power generation projects in the current year. In addition, in the comparable 2003 periods, EMCOR realized operating income on power generation projects completed in 2003 and larger operating losses from the United Kingdom construction and facilities services segment than in the comparable three and six month periods in 2004.

Selling, general and administrative expenses

The following table presents EMCOR's selling, general and administrative expenses, and selling, general and administrative expenses as a percentage of revenues (in thousands, except for percentages):


                                                                                        For the three months ended June 30,
                                                                                   -------------------------------------------
                                                                                          2004                      2003
                                                                                          ----                      ----
Selling, general and administrative expenses...............................            $ 97,141                  $106,638
Selling, general and administrative expenses, as a percentage of revenues..                 8.1%                      9.3%

                                                                                         For the six months ended June 30,
                                                                                   -------------------------------------------
                                                                                          2004                      2003
                                                                                          ----                      ----
Selling, general and administrative expenses...............................            $198,142                  $215,813
Selling, general and administrative expenses, as a percentage of revenues..                 8.6%                      9.8%


Selling, general and administrative expenses for the three and six months ended June 30, 2004 decreased $9.5 million and $17.7 million compared to the three and six months ended June 30, 2003, respectively. Selling, general and administrative expenses as a percentage of revenues were 8.1% for the three months ended June 30, 2004, compared to 9.3% for the three months ended June 30, 2003, and 8.6% for the six months ended June 30, 2004, compared to 9.8% for the six months ended June 30, 2003. The decreases in selling, general and administrative expenses both in dollars and as a percentage of revenues compared to the same periods in the prior year was primarily attributable to a) reduced incentive compensation because of less favorable financial performance and b) reductions in personnel.

Restructuring expenses

Restructuring expenses, primarily relating to employee severance obligations, were $0.1 million and $5.3 million for the three and six months ended June 30, 2004. Approximately $4.5 million of the restructuring obligations were paid as of June 30, 2004. EMCOR anticipates paying approximately $0.3 million of the remaining obligations in fiscal 2004 and $0.5 million, thereafter. There were no restructuring expenses for the three and six months ended June 30, 2003.

Operating income

The following table presents EMCOR's operating income (loss), and operating income (loss) as a percentage of segment revenues from unrelated entities (in thousands, except for percentages):

                                                                              For the three months ended June 30,
                                                                     --------------------------------------------------
                                                                                    % of                         % of
                                                                                  Segment                      Segment
                                                                      2004        Revenues          2003       Revenues
                                                                      ----        --------          ----       --------
Operating income (loss):
  United States electrical construction and facilities services      $ 8,829        2.9%           $16,156        5.0%
  United States mechanical construction and facilities services        2,891        0.6%             6,243        1.5%
  United States facilities services                                    3,988        2.2%             4,566        2.8%
                                                                     -------                       -------
  Total United States operations                                      15,708        1.7%            26,965        3.0%
  Canada construction and facilities services                           (653)      (1.0)%            1,145        1.3%
  United Kingdom construction and facilities services                 (1,269)      (0.7)%           (2,862)      (2.0)%
  Other international construction and facilities services               (60)                         (272)
  Corporate administration                                            (9,355)                       (8,339)
  Restructuring expenses                                                (140)                           --
                                                                     -------                       -------
  Total worldwide operations                                           4,231        0.4%            16,637        1.5%

Other corporate items:
  Interest expense                                                    (1,997)                       (2,031)
  Interest income                                                        257                           189
                                                                     -------                       -------
  Income before income taxes                                         $ 2,491                       $14,795
                                                                     =======                       =======



                                                                              For the six months ended June 30,
                                                                   ----------------------------------------------------
                                                                                    % of                        % of
                                                                                  Segment                      Segment
                                                                      2004        Revenues          2003       Revenues
                                                                      ----        --------          ----       --------
Operating (loss) income:
  United States electrical construction and facilities services     $ 26,110         4.5%         $ 29,110        5.1%
  United States mechanical construction and facilities services       (4,851)       (0.5)%          10,586        1.3%
  United States facilities services                                    2,362         0.7%            6,740        2.0%
                                                                    --------                      --------
  Total United States operations                                      23,621         1.3%           46,436        2.7%
  Canada construction and facilities services                           (632)       (0.4)%           1,766        1.0%
  United Kingdom construction and facilities services                 (2,594)       (0.8)%          (7,337)      (2.7)%
  Other international construction and facilities services               218                          (115)
  Corporate administration                                           (16,080)                      (16,519)
  Restructuring expenses                                              (5,319)                           --
                                                                    --------                      --------
  Total worldwide operations                                            (786)       (0.0)%          24,231        1.1%

Other corporate items:
  Interest expense                                                    (3,844)                       (4,028)
  Interest income                                                        426                           384
                                                                    --------                      --------
(Loss) income before income taxes                                   $ (4,204)                     $ 20,587
                                                                    ========                      ========

As described below in more detail, operating income decreased by $12.4 million and $25.0 million for the three and six months ended June 30, 2004 compared to the three and six month periods ended June 30, 2003.

United States electrical construction and facilities services operating income for the three months ended June 30, 2004 decreased $7.3 million compared to the three months ended June 30, 2003. Operating income for the six months ended June 30, 2004 decreased $3.0 million compared to the six months ended June 30, 2003. The decreases were primarily the result of a) decreases in the recovery of estimated costs upon completion of certain projects, b) a continued decline in the number of office and manufacturing projects and c) unprofitable performance on certain power generation projects in the current year. However, the reduction in operating income in the 2004 periods was partially offset by increased gross profit on transportation infrastructure, financial services, and hospitality construction projects. In the comparable 2003 periods, EMCOR realized operating income on power generation projects completed in 2003. Selling, general and administrative expenses decreased in both the three and six month periods primarily due to reductions in personnel.

United States mechanical construction and facilities services operating income for the three months ended June 30, 2004 decreased $3.4 million compared to the three months ended June 30, 2003. For the six months ended June 30, 2004, this segment had an operating loss of $4.9 million compared to $10.6 million of operating income for the six months ended June 30, 2003. The operating results for both the three and six month periods were primarily attributable to: a) poor contract performance on certain construction work related to greater labor requirements than originally estimated to perform the work and continued reduced labor productivity due to the uncertain construction job market, b) a continued decreased availability of generally more profitable discretionary small projects and repair and maintenance work and c) decreases in the recovery of estimated costs upon completion of certain projects. Partially offsetting the operating results were decreased selling, general and administrative expenses related to reduced a) incentive compensation due to less favorable financial performance and b) personnel reductions.

United States facilities services operating income for the three months ended June 30, 2004 decreased $0.6 million compared to the three months ended June 30, 2003. Operating income for the six months ended June 30, 2004 decreased $4.4 million compared to the six months ended June 30, 2003. For the three months ended June 30, 2004 compared to the three months ended June 30, 2003, there was a decrease in revenues from, and profits earned on, discretionary small projects and repair and maintenance work. For the six months ended June 30, 2004 compared to the same period in 2003, the decrease in operating income was due to the following: a) a decrease in discretionary small projects and repair and maintenance work, b) approximately $2.3 million of losses during the first three months of 2004 on certain construction projects, outside of the normal facilities services operations of this segment, that were contracted for by subsidiaries in this segment prior to their acquisition by EMCOR and c) expenses incurred for site-based facilities services development. The decrease in operating income in the current year periods was offset in part by a reduction in selling, general and administrative expenses related to a) reduced incentive compensation due to less favorable financial performance and b) reductions in personnel.

Canada construction and facilities services operating income decreased $1.8 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. Operating income decreased $2.4 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The decreased operating income for both the three and six month periods compared to the prior year periods was primarily due to a) the completion of certain long-term power generation projects active in the prior year, b) poor contract performance on certain other construction work related to greater labor requirements than originally estimated to perform the work and c) for the six month period only, an increase in selling, general and administrative expenses related to increased travel expenses and other direct selling expenses. Exchange rates did not have a significant impact on reported operating losses for both the three and six months ended June 30, 2004 compared to the same periods in the prior year.

United Kingdom construction and facilities services operating losses for the three months ended June 30, 2004 and 2003 were $1.3 million and $2.9 million, respectively. Operating losses for the six months ended June 30, 2004 and 2003 were $2.6 million and $7.3 million, respectively. These decreases in operating losses were attributable to reductions in selling, general and administrative expenses related to a reorganization of the United Kingdom operations in late 2003 and an improvement in the 2004 gross profit. In the 2003 comparable periods, there had been several unfavorable project close-outs and poor labor performance. Exchange rates did not have a significant impact on reported operating losses for both the three and six months ended June 30, 2004 compared to the same periods in the prior year.

Other international construction and facilities services realized an operating loss of $0.1 million for the three months ended June 30, 2004 and operating income of $0.2 million for the six months ended June 30, 2004, compared to operating losses of $0.3 million and $0.1 million for the three and six months ended June 30, 2003, respectively. EMCOR continues to pursue new business selectively in the Middle East as well as in Continental Europe; however, the availability of opportunities has been significantly reduced as a result of local economic factors.

Corporate administration expense increased $1.0 million for the three months ended June 30, 2004, compared to the three months ended June 30, 2003. Corporate administration expense decreased $0.4 million for the six months ended June 30, 2004, compared to the six months ended June 30, 2003. The increase in expense for the three month period was primarily due to increased marketing expenditures partially offset by general cost reductions.

Restructuring expenses, primarily relating to employee severance obligations, were $0.1 million and $5.3 for the three and six months ended June 30, 2004. There were no restructuring expenses for the three and six months ended June 30, 2003.

Interest expense for the three months ended June 30, 2004 and 2003 was $2.0 million in both periods, and interest expense was $3.8 million and $4.0 million for the six months ended June 30, 2004 and 2003, respectively. Interest income for the three months ended June 30, 2004 and 2003 was $0.3 million and $0.2 million, respectively, and interest income was $0.4 million for both of the six month periods ended June 30, 2004 and 2003, respectively. Changes in the interest rate on borrowings and on cash invested did not have a significant impact on interest expense or income during the three or six months ended June 30, 2004 compared to the 2003 periods.

For the three months ended June 30, 2004, the income tax provision was $1.0 million compared to $6.5 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, the income tax benefit was $11.4 million, compared to an income tax provision of $9.1 million for the six months ended June 30, 2003. The income tax benefit in the 2004 six month period included a reversal in the first quarter of 2004 of $9.6 million of income tax reserves no longer required based on the then current analysis of probable exposures, plus a $1.8 million tax benefit on $4.2 million of loss before income taxes. The provision (benefit) on income (loss) before income taxes for the three and six months ended June 30, 2004 was recorded at an effective income tax rate of approximately 42% for each period, respectively, and the income before income taxes for the three and six months ended June 30, 2003 was recorded at an effective income tax rate of approximately 44%. The decrease in the effective income tax rate for the current year periods compared to the prior year periods was primarily due to increased income anticipated in certain lower tax rate jurisdictions.

EMCOR's contract backlog at June 30, 2004 was $3.08 billion compared to $3.15 billion of contract backlog at June 30, 2003. The $0.07 billion decrease was primarily due to a $0.2 billion total decrease in the United States electrical construction and facilities services and the Canada construction and facilities services segments' backlog and a $0.02 billion decrease in the United Kingdom construction and facilities services backlog (which decrease was offset by an increase of $0.05 million due to exchange rate changes) . These decreases were partially offset by a $0.16 billion total increase in the United States mechanical construction and facilities services and the United States facilities services segments' backlog.

EMCOR's contract backlog was $3.08 billion at June 30, 2004 and $3.03 billion at December 31, 2003. The $0.05 billion increase was primarily due to a $0.16 billion total increase in the United States mechanical construction and facilities services and the United States facilities services segments' backlog, partially offset by decreases in each of EMCOR's other segments' backlog.

Liquidity and Capital Resources

The following table presents EMCOR's net cash (used in) provided by operating activities, investing activities and financing activities (in thousands):

                                                           For the six months
                                                              ended June 30,
                                                      --------------------------
                                                         2004          2003
                                                         ----          ----
Net cash provided by (used in) operating activities...  $  1,845     $(53,147)
Net cash used in investing activities.................  $(10,402)    $(16,319)
Net cash (used in) provided by financing activities...  $(19,484)    $ 34,115

EMCOR's consolidated cash balance decreased by approximately $28.1 million from $78.3 million at December 31, 2003 to $50.2 million at June 30, 2004. For the six months ended June 30, 2003, $55.0 million more cash was used in operating activities than in the first half of 2004 primarily due to the shift toward increased public sector work in 2003, which work typically involves larger projects and significant working capital requirements until initial billing milestones can be reached. In the 2004 period, there was an improvement in EMCOR's net over-billed position (which is the balance sheet accounts billings in excess of costs and estimated earnings on uncompleted contracts less cost and estimated earnings in excess of billings on uncompleted contracts) which contributed to the improvement in cash provided by operating activities. Net cash used in investing activities of $10.4 million in the first half of 2004 decreased $5.9 million compared to $16.3 million in the same period in the prior year primarily due to a $1.1 million reduction in the purchase of property, plant and equipment, $1.9 million cash disbursed in respect of investments and a $2.0 million reduction in earn-out payments as earn-out periods provided for in most acquisition agreements have expired. Net cash used in financing activities of $19.5 million in the first half of 2004 was primarily attributable to net repayments under the working capital credit line, compared to net borrowings under the working capital credit line in 2003.

                                                                                    Payments Due by Period
                                                                    ---------------------------------------------------
                                                                      Less
               Contractual                                            than            1-3          4-5           After
               Obligations                            Total          1 year          years        years         5 years
---------------------------------------------         -----          ------          -----        -----         -------

Other long-term debt                                 $  0.6         $  0.1         $  0.2         $ 0.2          $ 0.1
Capital lease obligations                               0.3            0.2            0.1            --             --
Operating leases                                      151.2           36.6           52.9          28.3           33.4
Minimum funding requirement for pension plan            7.6            7.6             --            --             --
Open purchase obligations (1)                         668.1          500.6          163.5           4.0             --
Other long-term obligations (2)                        98.9             --           98.9            --             --
                                                     ------         ------         ------         -----          -----
Total Contractual Obligations                        $926.7         $545.1         $315.6         $32.5          $33.5
                                                     ======         ======         ======         =====          =====



                                                                          Amount of Commitment Expiration by Period
                                                                    ---------------------------------------------------
                                                      Total           Less
            Other Commercial                         Amounts          than            1-3          4-5           After
              Commitments                           Committed        1 year          years        years         5 years
---------------------------------------------       ---------        ------          -----        -----         -------

Revolving credit facility (3)                        $119.3         $   --         $   --         $119.3         $  --
Letters of credit                                      55.6             --             --           55.6            --
Guarantees                                             25.0             --             --             --          25.0
                                                     ------         ------         ------         ------         -----
Total Commercial Obligations                         $199.9         $   --         $   --         $174.9         $25.0
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

EMCOR's revolving credit agreement (the "Revolving Credit Facility") provides for a credit facility of $350.0 million. As of June 30, 2004 and December 31, 2003, EMCOR had approximately $55.6 million and $42.9 million of letters of credit outstanding, respectively, under the Revolving Credit Facility. The amounts borrowed under the Revolving Credit Facility as of June 30, 2004 and December 31, 2003 were $119.3 million and $139.4 million, respectively.

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

EMCOR is contingently liable to sureties in respect of performance and payment bonds issued by sureties, usually at the request of customers in connection with construction projects, which secure EMCOR payment and performance obligations under contracts for such projects. In addition, at the request of labor unions representing EMCOR employees, bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. EMCOR bonding requirements typically increase as the amount of public sector work increases. As of June 30, 2004, sureties had issued bonds for the account of EMCOR in the aggregate amount of approximately $1.8 billion. The bonds are issued by EMCOR's sureties in return for a premium, which varies depending on the size and type of bond. The largest individual bond is approximately $170.0 million. EMCOR has agreed to indemnify the sureties for any payments made by them in respect of bonds issued on EMCOR's behalf.

EMCOR does not have any other material financial guarantees or off-balance sheet arrangements other than those disclosed herein.

The primary source of liquidity for EMCOR has typically been, and is generally expected to continue to be, cash generated by operating activities. EMCOR also maintains the Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient, or to enable EMCOR to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. EMCOR may also increase liquidity through an equity offering or other debt instruments. Short-term changes in macroeconomic trends may have an effect, positively or negatively, on liquidity. In addition to managing borrowings, EMCOR's focus on the facilities services market is intended to provide an additional buffer against economic downturns, as the facilities services market is characterized by annual and multi-year contracts that provide a more predictable stream of cash flows than the construction market. Short-term liquidity is also impacted by the type and length of construction contracts in place. During economic downturns in non-residential construction, such as during the period 2001 through June 30, 2004, there are typically fewer discretionary small projects from the private sector, and companies such as EMCOR more aggressively bid large long-term infrastructure and public sector contracts. Performance of long-term public sector contracts typically requires working capital until initial billing milestones are achieved. While EMCOR strives to maintain a net over-billed position with its customers, there can be no assurance that a net over-billed position can be maintained. EMCOR's net over-billings, defined as the balance sheet accounts billings in excess of costs and estimated earnings on uncompleted contracts less cost and estimated earnings in excess of billings on uncompleted contracts, was $173.8 million and $95.8 million as of June 30, 2004 and December 31, 2003, respectively.

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

Certain Insurance Matters

As of June 30, 2004 and December 31, 2003, EMCOR was utilizing approximately $45.1 million and $37.7 million, respectively, of letters of credit obtained under its revolving credit facility as collateral for its insurance obligations.

Application of Critical Accounting Policies

The condensed consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. EMCOR's significant accounting policies are described in Note B - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of its annual report on Form 10-K for the year ended December 31, 2003. There was no initial adoption of any accounting policies during the three and six months ended June 30, 2004. EMCOR believes that some of the more critical judgment areas in the application of accounting policies that affect its financial condition and results of operations are estimates and judgments pertaining to (a) revenue recognition from (i) long-term construction contracts for which the percentage of completion method of accounting is used and (ii) services contracts, (b) collectibility or valuation of accounts receivable, (c) insurance liabilities, (d) income taxes and (e) intangible assets.

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

Accounts Receivable

EMCOR is required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the realization of receivables, which assessment factors include the creditworthiness of the customer, EMCOR's prior collection history with the customer and related aging of the past due balances. The provisions for bad debts during the six months ended June 30, 2004 and 2003 were $1.0 and $3.5 million, respectively. At June 30, 2004 and December 31, 2003, accounts receivable of $1,066.9 million and $1,009.2 million, respectively, included allowances of $37.8 million and $43.7 million, respectively. Specific accounts receivable are evaluated when EMCOR believes a customer may not be able to meet its financial obligations due to deterioration of its financial condition or credit ratings or its bankruptcy. The allowance requirements are based on the best facts available and are re-evaluated as additional information is received.

Insurance Liabilities

EMCOR has deductibles for certain workers' compensation, auto liability, general liability and property claims, has self-insured retentions for certain other casualty claims, and is self-insured for employee-related health care claims. Losses are recorded based upon estimates of the liability for claims incurred and estimates of claims incurred but not reported. The estimates of liabilities are derived from known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate of these obligations. EMCOR believes its liabilities for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences and effectiveness of safety and risk management programs. Therefore, if actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period that the experience becomes known.

Income Taxes

EMCOR has net deferred tax assets primarily resulting from deductible temporary differences, which will reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. As of June 30, 2004 and December 31, 2003, the total valuation allowance on net deferred tax assets was approximately $2.0 million.

Intangible Assets

As of June 30, 2004, EMCOR had goodwill and net identifiable intangible assets (primarily the market value of its acquired backlog, customer relationships and trademarks and tradenames) of $279.5 million and $20.5 million, respectively, in connection with the acquisition of certain companies. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies. Statement of Financial Accounting Standards No. 142,"Goodwill and Other Intangible Assets" ("SFAS 142") requires goodwill to be tested for impairment, on at least an annual basis, and be written down when impaired, rather than amortized as previous standards required. Furthermore, SFAS 142 requires identifiable intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") requires a review for impairment of the market value ascribed to identifiable intangible assets with indefinite lives. Trademarks and tradenames have indefinite lives and are not amortized. Changes in strategy and/or market conditions may result in adjustments to recorded intangible asset balances. As of June 30, 2004, no indicators of impairment of EMCOR's goodwill or identifiable intangible assets existed in accordance with the provisions of SFAS 142 or SFAS 144.

This Quarterly Report on Form 10-Q contains certain  forward-looking  statements within the meaning of the Private Securities Reform Act of 1995. All forward-looking statements included in this Quarterly Report are based upon information available to EMCOR, and management's perception thereof, as of the date of this Quarterly Report. EMCOR assumes no obligation to update any such forward-looking statements. These forward-looking statements include statements regarding market share growth, gross profit, project mix, projects with varying profit margins, and selling, general and administrative expenses. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Accordingly, these statements are no guarantee of future performance. Such risk and uncertainties include, but are not limited to, adverse effects of general economic conditions, changes in the political environment, changes in the specific markets for EMCOR's services, adverse business conditions, increased competition, unfavorable labor productivity, mix of business, and risks associated with foreign operations. Certain of the risks and factors associated with EMCOR's business are also discussed in EMCOR's 2003 Form 10-K, its Form 10-Q for the three months ended March 31, 2004 and in other reports filed by it from time to time with the Securities and Exchange Commission. Readers should take the aforementioned risks and factors into account in evaluating any forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EMCOR has not used derivative financial instruments for any purpose during the three and six months ended June 30, 2004 and 2003, including trading or speculation on changes in interest rates, or commodity prices of materials used in its business.

EMCOR is exposed to market risk for changes in interest rates for borrowings under its Revolving Credit Facility. Borrowings under that facility bear interest at variable rates, and the fair value of this borrowing is not significantly affected by changes in market interest rates. As of June 30, 2004, there was $119.3 million of borrowings outstanding under the facility, and these borrowings bear interest at (1) a rate which is the prime commercial lending rate announced by Harris Nesbitt from time to time (4.25% at June 30, 2004) plus 0% to 1.0% based on certain financial tests or (2) United States dollar LIBOR (at June 30, 2004 the rate was 1.33%) plus 1.5% to 2.5% based on certain financial tests. The interest rates in effect at June 30, 2004 were 4.75% and 3.33% for the prime commercial lending rate and the United States dollar LIBOR, respectively. Letter of credit fees issued under this facility range from 0.75% to 2.5% of the respective face amounts of the letters of credit issued based on the type of letter of credit issued and certain financial tests. Based on the $119.3 million of borrowings, if overall interest rates were to increase by 1.0%, the net of tax interest expense would increase approximately $0.7 million in the next twelve months. Conversely, if overall interest rates were to decrease by 1.0%, interest expense would decrease by approximately $0.7 million in the next twelve months. The Revolving Credit Facility expires in September 2007. There is no guarantee that EMCOR will be able to renew the facility at its expiration.

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

ITEM 4. CONTROLS AND PROCEDURES

EMCOR's management evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of EMCOR's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial
Officer have concluded that EMCOR's disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no change in EMCOR's internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, EMCOR's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For information regarding legal proceedings, see EMCOR's Annual Report on Form 10-K for the year ended December 31, 2003 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The annual meeting of stockholders of EMCOR was held on June 10, 2004.

(b) The Board of Directors of EMCOR consists of seven individuals each of whom was nominated at the annual meeting for re-election as a director of EMCOR for the ensuing year. Each director was re-elected.

(c) Set forth below are the names of each director elected at the annual meeting, the number of shares voted for his election and the number of votes withheld from his election. There were no broker non-votes.

Name                                Votes For                 Votes Withheld

Stephen W. Bershad                  13,784,607                     606,148
David A. B. Brown                   14,031,359                     359,396
Larry J. Bump                       13,784,107                     606,648
Albert Fried, Jr.                   13,910,750                     480,005
Richard F. Hamm, Jr.                14,044,413                     346,342
Frank T. MacInnis                   14,047,038                     343,717
Michael T. Yonker                   13,911,225                     479,530

At the annual meeting, the stockholders also voted upon a proposal to ratify the appointment by the Audit Committee of the Board of Directors of Ernst & Young, LLP, independent auditors, as EMCOR's independent auditors for 2004; 14,226,846 shares voted in favor of ratification, 154,807 shares voted against ratification and 9,102 shares abstained from voting thereon. There were no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
                                                                                     Incorporated by Reference to,
Exhibit No.          Description                                                     or Page Number
-----------          ----------------------------------------------                  -----------------------------
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

3(a-3)                Amendment dated February 12, 1998 to the                       Exhibit 3(a-3) to EMCOR's
                      Restated Certificate of Incorporation                          Annu Report on Form 10-K for
                                                                                     the year ended December 31, 1997

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

4.1(d)                Second Amendment to Credit Agreement                           Exhibit 4.1(d) to June 2003 Form
                      dated as of June 2003                                          10-Q

4.1(e)                Commitment Amount Increase Request                             Exhibit 4.1(e) to June 2003 Form
                      dated June 26, 2003 among Harris, National                     10-Q
                      City Bank and EMCOR

4.1(f)                Commitment Amount Increase Request                             Exhibit 4.1(f) to June 2003 Form
                      dated June 26, 2003 among Harris, Webster                      10-Q
                      Bank and EMCOR

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

4.1(h)                Commitment Amount Increase Request                             Exhibit 4.1(h) to June 2003 Form
                      dated June 26, 2003 among Harris, Sovereign                    10-Q
                      Bank and EMCOR

4.1(i)                Commitment Amount Increase Request                             Exhibit 4.1(i) to June 2003 Form
                      dated July 9, 2003 among Harris, Bank                          10-Q
                      Hapoalim B.M. and EMCOR

                                                                                  Incorporated by Reference to,
Exhibit No.           Description                                                    or Page Number
------------------    ----------------------------------------------                 -------------------------------------
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

11                    Computation of  Basic                                          Note B of the Notes
                      EPS and Diluted EPS                                            to the Condensed Consolidated
                      for the three and six months                                   Financial Statements
                      ended June 30, 2004 and 2003

31.1                  Additional Exhibit -                                           Page
                      Certification Pursuant to Section 302 of
                      Sarbanes-Oxley Act of 2002 by the Chief
                      Executive Officer

31.2                  Additional Exhibit -                                           Page
                      Certification Pursuant to Section 302 of
                      Sarbanes-Oxley Act of 2002 by the Chief
                      Financial Officer

32.1                  Additional Exhibit -                                           Page
                      Certification Pursuant to Section 906 of
                      Sarbanes-Oxley Act of 2002 by the Chief
                      Executive Officer

32.2                  Additional Exhibit -                                           Page
                      Certification Pursuant to Section 906 of
                      Sarbanes-Oxley Act of 2002 by the Chief
                      Financial Officer


(b)  Reports of Form 8-K

(1) Current report on Form 8-K, dated April 29, 2004 - Press release dated April 29, 2004 with respect to the results of operations for EMCOR's fiscal 2004 first quarter ended March 31, 2004.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: July 22, 2004
                                            EMCOR GROUP, INC.
                                   -------------------------------------
                                               (Registrant)


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

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

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

Date:  July 22, 2004
                                                   /s/FRANK T. MACINNIS
                                           -------------------------------------
                                                    Frank T. MacInnis
                                                 Chairman of the Board of
                                                        Directors,
                                                 Chief Executive Officer
                                                      and President

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

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

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

Date:  July 22, 2004
                                                /s/LEICLE E. CHESSER
                                        ------------------------------------
                                                 Leicle E. Chesser
                                              Executive Vice President
                                            and Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of EMCOR Group, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank
T. MacInnis, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:    July 22, 2004                            /s/ FRANK T. MACINNIS
                                             -----------------------------------
                                                    Frank T. MacInnis
                                                 Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of EMCOR Group, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Leicle
E. Chesser, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:    July 22, 2004                           /s/ LEICLE E. CHESSER
                                            -----------------------------------
                                                   Leicle E. Chesser
                                                Chief Financial Officer