Form 10-Q
period 2004-09-30
EMCOR GROUP INC
filed 2004-10-28
CIK 105634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                          Commission file number 0-2315

                                EMCOR Group, Inc.
       -------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                     11-2125338
-------------------------------             ----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification
 Incorporation or Organization)                           Number)

301 Merritt Seven Corporate Park
      Norwalk, Connecticut                            06851-1060
---------------------------------           ----------------------------------
(Address of Principal Executive                       (Zip Code)
           Offices)
                                 (203) 849-7800
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

                      Applicable Only To Corporate Issuers
     Number of shares of Common Stock outstanding as of the close of business on October 22, 2004: 15,158,157 shares.

                                EMCOR GROUP, INC.
                                      INDEX


                                                                        Page No.


PART I - Financial Information

Item 1     Financial Statements

           Condensed Consolidated Balance Sheets -
           as of September 30, 2004 and December 31, 2003                      1

           Condensed Consolidated Statements of Operations -
           three months ended September 30, 2004 and 2003                      3

           Condensed Consolidated Statements of Operations -
           nine months ended September 30, 2004 and 2003                       4

           Condensed Consolidated Statements of Cash Flows -
           nine months ended September 30, 2004 and 2003                       5

           Condensed Consolidated Statements of Stockholders'
           Equity and Comprehensive Income -
           nine months ended September 30, 2004 and 2003                       6

           Notes to Condensed Consolidated Financial Statements                7


Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          14

Item 3     Quantitative and Qualitative Disclosures about Market Risk         26

Item 4     Controls and Procedures                                            27

PART II - Other Information

Item 1     Legal Proceedings                                                  27

Item 6     Exhibits                                                           29

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
--------------------------------------------------------------------------------
                                                September 30,       December 31,
                                                    2004                2003
                                                 (Unaudited)
--------------------------------------------------------------------------------
                           ASSETS

Current assets:
 Cash and cash equivalents                     $  101,025           $   78,260
 Accounts receivable, net                       1,114,532            1,009,170
 Costs and estimated earnings in excess
    of billings on uncompleted contracts          240,779              249,393
 Inventories                                        9,480                9,863
 Prepaid expenses and other                        26,757               42,470
                                               ----------           ----------
    Total current assets                        1,492,573            1,389,156

Investments, notes and other long-term
 receivables                                       29,367               26,452

Property, plant and equipment, net                 57,467               66,156

Goodwill                                          280,761              277,994

Identifiable intangible assets, net                19,643               22,226

Other assets                                       14,666               13,263
                                               ----------           ----------
    Total assets                               $1,894,477           $1,795,247
                                               ==========           ==========

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
--------------------------------------------------------------------------------
                                                   September 30,    December 31,
                                                       2004            2003
                                                   (Unaudited)
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Borrowings under working capital credit line      $  127,300       $  139,400
  Current maturities of long-term debt and capital
      lease obligations                                    261              367
  Accounts payable                                     441,304          451,713
  Billings in excess of costs and estimated
      earnings on uncompleted contracts                447,719          345,207
  Accrued payroll and benefits                         132,925          131,623
  Other accrued expenses and liabilities                92,493          110,147
                                                    ----------       ----------
      Total current liabilities                      1,242,002        1,178,457

  Long-term debt and capital lease obligations             588              561
  Other long-term obligations                          106,387           94,873
                                                    ----------       ----------
      Total liabilities                              1,348,977        1,273,891
                                                    ----------       ----------

Stockholders' equity:
  Preferred stock, $0.10 par value, 1,000,000 shares
      authorized, zero issued and outstanding               --               --
  Common stock, $0.01 par value, 30,000,000 shares
      authorized, 16,246,048 and 16,155,844 shares
      issued, respectively                                 162              162
  Capital surplus                                      317,530          316,729
  Accumulated other comprehensive income                 1,992            1,257
  Retained earnings                                    242,549          219,921
  Treasury stock, at cost 1,087,891 and 1,123,651
      shares, respectively                             (16,733)         (16,713)
                                                    ----------       ----------
      Total stockholders' equity                       545,500          521,356
                                                    ----------       ----------
Total liabilities and stockholders' equity          $1,894,477       $1,795,247
                                                    ==========       ==========

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)
--------------------------------------------------------------------------------
Three months ended September 30,                       2004             2003
--------------------------------------------------------------------------------
Revenues                                            $1,215,911       $1,157,588
Cost of sales                                        1,100,931        1,039,382
                                                    ----------       ----------
Gross profit                                           114,980          118,206
Selling, general and administrative expenses            97,616          104,671
Restructuring expenses                                     617               --
Gain on sale of assets                                   2,839               --
                                                    ----------       ----------
Operating  income                                       19,586           13,535
Interest expense, net                                   (2,132)          (1,987)
Gain on sale of equity investment                        1,844               --
                                                    ----------       ----------
Income before income taxes                              19,298           11,548
Income tax provision                                     3,832            5,080
                                                    ----------       ----------
Net income                                          $   15,466       $    6,468
                                                    ==========       ==========
Basic earning per share                             $     1.02       $     0.43
                                                    ==========       ==========
Diluted earnings per share                          $     0.99       $     0.42
                                                    ==========       ==========

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)
--------------------------------------------------------------------------------
Nine months ended September 30,                         2004            2003
--------------------------------------------------------------------------------

Revenues                                            $3,518,210       $3,362,996
Cost of sales                                        3,200,555        3,004,746
                                                    ----------       ----------

Gross profit                                           317,655          358,250
Selling, general and administrative expenses           295,758          320,484
Restructuring expenses                                   5,936               --
Gain on sale of assets                                   2,839               --
                                                    ----------       ----------
Operating  income                                       18,800           37,766
Interest expense, net                                   (5,550)          (5,631)
Gain on sale of equity investment                        1,844               --
                                                    ----------       ----------
Income before income taxes                              15,094           32,135
Income tax (benefit) provision                          (7,534)          14,138
                                                    ----------       ----------
Net income                                          $   22,628       $   17,997
                                                    ==========       ==========
Basic earning per share                             $     1.49       $     1.20
                                                    ==========       ==========
Diluted earnings per share                          $     1.46       $     1.16
                                                    ==========       ==========

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)
--------------------------------------------------------------------------------
Nine months ended September 30,                              2004         2003
--------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                           $    22,628  $    17,997
  Depreciation and amortization                             15,635       15,986
  Amortization of identifiable intangibles                   2,583        2,284
  Deferred income taxes                                     13,573           --
  Gain on sale of assets and equity investment              (4,683)          --
  Other non-cash expenses                                    2,508        5,279
  Changes in operating assets and liabilities, excluding
    the effect of businesses acquired                      (15,591)     (94,732)
                                                       -----------  -----------
Net cash provided by (used in) operating activities         36,653      (53,186)
                                                       -----------  -----------

Cash flows from investing activities:
  Payments for acquisitions of businesses, net of
    cash acquired, and related earn-out agreements          (1,506)      (3,127)
  Proceeds from sale of assets and equity investment        10,061           --
  Proceeds from sale of property, plant and equipment        2,671          521
  Purchase of property, plant and equipment                 (9,774)     (13,388)
  Net disbursements related to other investments            (4,176)      (4,366)
                                                       -----------  -----------
Net cash used in investing activities                       (2,724)     (20,360)
                                                       -----------  -----------

Cash flows from financing activities:
  Proceeds from working capital credit lines             1,036,250    1,199,483
  Repayments of working capital credit lines            (1,048,350)  (1,116,504)
  Net repayments for long-term debt                            (96)     (22,204)
  Net borrowings for capital lease obligations                  17          189
  Net proceeds from exercise of stock options                1,015        1,641
                                                       -----------  -----------
Net cash (used in) provided by financing activities        (11,164)      62,605
                                                       -----------  -----------
Increase (decrease) in cash and cash equivalents            22,765      (10,941)
Cash and cash equivalents at beginning of year              78,260       93,103
                                                       -----------  -----------
Cash and cash equivalents at end of period             $   101,025  $    82,162
                                                       ===========  ===========

Supplemental cash flow information:
  Cash paid for:
    Interest                                           $     6,015  $     5,321
    Income taxes                                       $     4,491  $    13,048

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(In thousands)(Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                      Accumulated
                                                                         other
                                                Common      Capital  comprehensive    Retained      Treasury       Comprehensive
                                     Total      stock       surplus  income(loss)(1)  earnings        stock           income
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1,  2003          $489,870      $161      $312,393    $(5,148)      $199,300      $(16,836)
  Net income                         17,997        --            --         --         17,997            --          $17,997
  Foreign currency translation
     adjustments                      5,061        --            --      5,061             --            --            5,061
                                                                                                                     -------
  Comprehensive income                   --        --            --         --             --            --          $23,058
                                                                                                                     =======
  Common stock issued under
     stock option plans               1,641        --         1,602         --             --            39
  Value of Restricted Stock
     Units (2)                        1,434        --         1,434         --             --            --
                                   --------      ----      --------    -------       --------      --------
Balance, September 30, 2003        $516,003      $161      $315,429    $   (87)      $217,297      $(16,797)
                                   ========      ====      ========    =======       ========      ========

Balance, January 1,  2004          $521,356      $162      $316,729    $ 1,257       $219,921      $(16,713)
  Net income                         22,628        --            --         --         22,628            --          $22,628
  Foreign currency translation
     adjustments                        735        --            --        735             --            --              735
                                                                                                                     -------
  Comprehensive income                   --        --            --         --             --            --          $23,363
                                                                                                                     =======
  Issuance of treasury stock
     for restricted stock units (3)      --        --          (836)        --             --           836
  Treasury stock, at cost (4)          (856)       --            --         --             --          (856)
  Common stock issued under
     stock option plans                 969        --           969         --             --            --
  Value of Restricted Stock
     Units (2)                          668        --           668         --             --            --
                                   --------      ----      --------    -------       --------      --------
Balance, September 30, 2004        $545,500      $162      $317,530    $ 1,992       $242,549      $(16,733)
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

In the opinion of EMCOR, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly the financial position of EMCOR and the results of its operations. The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

Certain reclassifications of prior year amounts have been made to conform to current year presentation.

NOTE B Earnings Per Share

Calculation of Basic and Diluted Earnings per share

The following tables summarize EMCOR's calculation of Basic and Diluted Earnings per Share ("EPS") for the three and nine month periods ended September 30, 2004 and 2003:

                                                    Three months ended
                                                    September 30, 2004
                                          --------------------------------------
                                             Income       Shares      Per Share
                                           (Numerator) (Denominator)   Amount
                                          --------------------------------------

Basic EPS
Income available to common stockholders   $15,466,000   15,202,938     $1.02
                                                                       =====

Effect of Dilutive Securities:
     Options                                       --      359,666
                                          -----------   ----------
Diluted EPS                               $15,466,000   15,562,604     $0.99
                                          ===========   ==========     =====

                                                     Nine months ended
                                                    September 30, 2004
                                          --------------------------------------
                                             Income       Shares      Per Share
                                           (Numerator) (Denominator)   Amount
                                          --------------------------------------
Basic EPS
Income available to common stockholders   $22,628,000   15,178,938     $1.49
                                                                       =====
Effect of Dilutive Securities:
     Options                                       --      372,698
                                          -----------   ----------
Diluted EPS                               $22,628,000   15,551,636     $1.46
                                          ===========   ==========     =====

EMCOR Group, Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE B Earnings Per Share - (continued)

                                                    Three months ended
                                                    September 30,  2003
                                          --------------------------------------
                                             Income       Shares       Per Share
                                           (Numerator) (Denominator)    Amount
                                          --------------------------------------
Basic EPS
Income available to common stockholders    $6,468,000   15,003,737     $0.43
                                                                       =====
Effect of Dilutive Securities:
     Options                                       --      457,369
                                           ----------   ----------
Diluted EPS                                $6,468,000   15,461,106     $0.42
                                           ==========   ==========     =====



                                                     Nine months ended
                                                    September 30, 2003
                                          --------------------------------------
                                             Income       Shares       Per Share
                                           (Numerator)  (Denominator)   Amount
                                          --------------------------------------
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
                                          ===========   ==========     =====

There were 850,078 anti-dilutive stock options that were required to be excluded from the calculation of diluted EPS for both the three and nine month periods ended September 30, 2004, respectively. There were 425,499 and 227,730 anti-dilutive stock options that were required to be excluded from the calculation of diluted EPS for the three and nine month periods ended September 30, 2003, respectively.

NOTE C Valuation of Stock Option Grants

EMCOR has stock-based compensation plans and programs. EMCOR applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized in the accompanying Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2004 and 2003 in respect of stock options granted during those periods inasmuch as EMCOR grants stock options at fair market value. Had compensation cost for these options been determined consistent with SFAS 123, "Accounting for Stock-Based Compensation", EMCOR's net income, basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS") would have been reduced from the "as reported amounts" below to the "pro forma amounts" (in thousands, except per share amounts):

EMCOR Group, Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE C Valuation of Stock Option Grants - (continued)

                                                                       For the three months            For the nine months
                                                                        ended September 30,             ended September 30,
                                                                  ------------------------------------------------------------------
                                                                          2004            2003            2004            2003
                                                                  ------------------------------------------------------------------
  Net income:
  As reported                                                           $15,466         $6,468          $22,628         $17,997
  Less: Total stock-based compensation expense determined
     under fair value based method, net of related tax effects               48             --            1,058           1,028
                                                                        -------         ------          -------         -------
  Pro forma                                                             $15,418         $6,468          $21,570         $16,969
                                                                        =======         ======          =======         =======

Basic EPS:
  As reported                                                           $  1.02         $ 0.43          $  1.49         $  1.20
  Pro forma                                                             $  1.01         $ 0.43          $  1.42         $  1.13
Diluted EPS:
  As reported                                                           $  0.99         $ 0.42          $  1.46         $  1.16
  Pro forma                                                             $  0.99         $ 0.42          $  1.39         $  1.10

Common Stock

As of September 30, 2004 and December 31, 2003, 15,158,157 and 15,032,193 shares of EMCOR common stock were outstanding, respectively.

NOTE D Segment Information

EMCOR has the following reportable segments which provide services associated with the design, integration, installation, startup, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for generation and distribution of electrical power, lighting systems, low-voltage systems such as fire alarm, security, communications and process control systems and voice and data systems); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems, and plumbing, process and high-purity piping systems); (c) United States facilities services; (d) Canada construction and facilities services; (e) United Kingdom construction and facilities services; and (f) Other international construction and facilities services. The segment "United States facilities services" principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers' facilities (mobile operation and maintenance services, site-based operation and maintenance services, facility planning and consulting services and energy management programs) and, although this segment occasionally performs construction projects, this segment's services are not generally related to customers' construction programs. The Canada, United Kingdom and Other international segments perform electrical construction, mechanical construction and facilities services. "Other international construction and facilities services" represents EMCOR's operations outside of the United States, Canada and the United Kingdom (primarily in South Africa and the Middle East during the periods presented). EMCOR's interest in a South African joint venture was sold in July 2004. The following tables present information about industry segments and geographic areas (in thousands):

EMCOR Group, Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE D Segment Information -(continued)

                                                                                         For the three months ended Sept. 30,
                                                                                      ----------------------------------------
                                                                                             2004                  2003
                                                                                      ----------------------------------------
Revenues from unrelated entities:
  United States electrical construction and facilities services                          $  330,522             $  354,341
  United States mechanical construction and facilities services                             463,921                422,015
  United States facilities services                                                         181,361                162,474
                                                                                         ----------             ----------
  Total United States operations                                                            975,804                938,830
  Canada construction and facilities services                                                66,320                 83,222
  United Kingdom construction and facilities services                                       173,787                135,536
  Other international construction and facilities services                                       --                     --
                                                                                         ----------             ----------
  Total worldwide operations                                                             $1,215,911             $1,157,588
                                                                                         ==========             ==========

                                                                                         For the three months ended Sept. 30,
                                                                                      ----------------------------------------
                                                                                             2004                  2003
                                                                                      ----------------------------------------
Total revenues:
  United States electrical construction and facilities services                          $  332,551             $  358,721
  United States mechanical construction and facilities services                             467,468                426,111
  United States facilities services                                                         181,575                162,760
  Less intersegment revenues                                                                 (5,790)                (8,762)
                                                                                         ----------             ----------
  Total United States operations                                                            975,804                938,830
  Canada construction and facilities services                                                66,320                 83,222
  United Kingdom construction and facilities services                                       173,787                135,536
  Other international construction and facilities services                                       --                     --
                                                                                         ----------             ----------
  Total worldwide operations                                                             $1,215,911             $1,157,588
                                                                                         ==========             ==========

                                                                                         For the nine months ended Sept. 30,
                                                                                      ----------------------------------------
                                                                                             2004                  2003
                                                                                      ----------------------------------------
Revenues from unrelated entities:
  United States electrical construction and facilities services                          $  908,670             $  930,250
  United States mechanical construction and facilities services                           1,355,660              1,264,606
  United States facilities services                                                         538,883                495,663
                                                                                         ----------             ----------
  Total United States operations                                                          2,803,213              2,690,519
  Canada construction and facilities services                                               207,444                267,548
  United Kingdom construction and facilities services                                       507,553                404,929
  Other international construction and facilities services                                       --                     --
                                                                                         ----------             ----------
  Total worldwide operations                                                             $3,518,210             $3,362,996
                                                                                         ==========             ==========

                                                                                         For the nine months ended Sept. 30,
                                                                                      ----------------------------------------
                                                                                             2004                  2003
                                                                                      ----------------------------------------
Total revenues:
  United States electrical construction and facilities services                          $  916,800             $  950,796
  United States mechanical construction and facilities services                           1,375,878              1,271,308
  United States facilities services                                                         539,491                497,026
  Less intersegment revenues                                                                (28,956)               (28,611)
                                                                                         ----------             ----------
  Total United States operations                                                          2,803,213              2,690,519
  Canada construction and facilities services                                               207,444                267,548
  United Kingdom construction and facilities services                                       507,553                404,929
  Other international construction and facilities services                                       --                     --
                                                                                         ----------             ----------
  Total worldwide operations                                                             $3,518,210             $3,362,996
                                                                                         ==========             ==========

EMCOR Group, Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE D Segment Information - (continued)

                                                                                         For the three months ended Sept. 30,
                                                                                      ----------------------------------------
                                                                                             2004                  2003
                                                                                      ----------------------------------------
Operating income (loss):
  United States electrical construction and facilities services                           $ 24,316              $ 14,899
  United States mechanical construction and facilities services                             (1,483)                3,688
  United States facilities services                                                          4,831                 5,589
                                                                                          --------              --------
  Total United States operations                                                            27,664                24,176
  Canada construction and facilities services                                               (1,695)                1,350
  United Kingdom construction and facilities services                                        1,220                (3,174)
  Other international construction and facilities services                                     (63)                  131
  Corporate administration                                                                  (9,762)               (8,948)
  Restructuring expenses                                                                      (617)                   --
  Gain on sale of assets                                                                     2,839                    --
                                                                                          --------              --------
  Total worldwide operations                                                                19,586                13,535

Other corporate items:
  Interest expense                                                                          (2,609)               (2,131)
  Interest income                                                                              477                   144
  Gain on sale of equity investment                                                          1,844                    --
                                                                                          --------              --------
  Income before income taxes                                                              $ 19,298              $ 11,548
                                                                                          ========              ========

                                                                                         For the nine months ended Sept. 30,
                                                                                      --------------------------------------
                                                                                             2004                  2003
                                                                                      --------------------------------------
Operating income (loss):
  United States electrical construction and facilities services                           $ 50,421              $ 44,017
  United States mechanical construction and facilities services                             (6,331)               14,267
  United States facilities services                                                          7,196                12,328
                                                                                          --------              --------
  Total United States operations                                                            51,286                70,612
  Canada construction and facilities services                                               (2,328)                3,116
  United Kingdom construction and facilities services                                       (1,370)              (10,514)
  Other international construction and facilities services                                     151                    19
  Corporate administration                                                                 (25,842)              (25,467)
  Restructuring expenses                                                                    (5,936)                   --
  Gain on sale of assets                                                                     2,839                    --
                                                                                          --------              --------
  Total worldwide operations                                                                18,800                37,766

Other corporate items:
  Interest expense                                                                          (6,453)               (6,159)
  Interest income                                                                              903                   528
  Gain on sale of equity investment                                                          1,844                    --
                                                                                          --------              --------
  Income before income taxes                                                              $ 15,094              $ 32,135
                                                                                          ========              ========

EMCOR Group, Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE D Segment Information - (continued)

                                                                                        September 30,         December 31,
                                                                                           2004                   2003
                                                                                      --------------------------------------
Total assets:
  United States electrical construction and facilities services                         $  406,573            $  362,306
  United States mechanical construction and facilities services                            774,372               771,730
  United States facilities services                                                        293,792               280,512
                                                                                        ----------            ----------
  Total United States operations                                                         1,474,737             1,414,548
  Canada construction and facilities services                                              110,911                98,191
  United Kingdom construction and facilities services                                      219,990               198,397
  Other international construction and facilities services                                   1,405                 4,461
  Corporate administration                                                                  87,434                79,650
                                                                                        ----------            ----------
  Total worldwide operations                                                            $1,894,477            $1,795,247
                                                                                        ==========            ==========

NOTE E Retirement Plans

Components of Net Periodic Pension Benefit Cost

The components of net periodic pension benefit cost for three and nine month periods ended September 30, 2004 and 2003 were as follows (in thousands):

                                                                 For the three months                For the nine months
                                                                  ended September 30,                ended September 30,
                                                           -------------------------------------------------------------------
                                                                2004               2003             2004               2003
                                                                ----               ----             ----               ----
  Service cost                                                $ 1,031            $ 1,192          $ 3,353            $ 3,576
  Interest cost                                                 2,214              2,016            6,638              6,047
  Expected return on plan assets                               (2,225)            (1,653)          (6,681)            (4,959)
  Amortization of prior service cost                               (2)                (2)              (6)                (6)
  Amortization of net loss                                        348                562            1,044              1,687
                                                              -------            -------          -------            -------
  Net periodic pension benefit cost                           $ 1,366            $ 2,115          $ 4,348            $ 6,345
                                                              =======            =======          =======            =======

Employer Contributions

During 2004, EMCOR's United Kingdom subsidiary contributed $5.1 million to its defined benefit pension plan and anticipates contributing an additional $2.4 million in the remainder of 2004.

NOTE F Income Taxes

For the three months ended September 30, 2004, the income tax provision was $3.8 million compared to $5.1 million for the three months ended September 30, 2003. The income tax provision for the current three month period was comprised of (a) $8.1 million of income tax provision on pre-tax earnings of $19.3 million, (b) $8.2 million of income tax provision related to a valuation allowance recorded to reduce net deferred tax assets related to net operating losses and other temporary differences of the United Kingdom construction and facilities services segment inasmuch as there is uncertainty of sufficient future income to realize the benefit of such deferred tax assets and (c) the partial offset of such income tax provisions by a $12.5 million income tax benefit for income tax reserves no longer required based on a current analysis of probable exposures. For the nine months ended September 30, 2004, the income tax benefit was $7.5 million, compared to an income tax provision of $14.1 million for the nine months ended September 30, 2003. In addition to the current quarter valuation allowance and the reversal of income tax reserves,

EMCOR Group, Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE F Income Taxes - (continued)

the income tax benefit in the 2004 nine month period included a first quarter reversal of $9.6 million of income tax reserves no longer required, plus a $6.3 million income tax provision on $15.1 million of income before income taxes. The provision on income before income taxes for the three and nine months ended September 30, 2004 was recorded at an effective income tax rate of approximately 42% for each period; and the income before income taxes for the three and nine months ended September 30, 2003 was recorded at an effective income tax rate of approximately 44%. The decrease in the effective income tax rate for the current year periods compared to the prior year periods was primarily due to increased income anticipated in certain lower tax rate jurisdictions.

NOTE G Legal Proceedings

See Part II - Other Information, Item 1 - Legal Proceedings.

NOTE H Gain on Sale of Assets and Equity Investment

The gain on sale of assets of $2.8 million for the three and nine months ended September 30, 2004 was related to the September 1, 2004 sale of the assets of EMCOR's United Kingdom Delcommerce equipment rental services division. Concurrent with the sale, EMCOR entered into a long-term agreement to utilize the equipment rental services of the purchaser. The $1.8 million gain on sale of an equity investment for the three and nine months ended September 30, 2004 was attributable to the sale of EMCOR's interest in a South African joint venture, the operating results of which had been reported in the Other international segment. There were no sales of assets or equity investments in either the three or nine month periods ended September 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The results of operations for each of the three and nine month periods ended September 30, 2004, compared to results for the same periods in 2003, have been impacted by certain strategic changes initiated by management late in 2003 and throughout 2004. Actions taken include a shift in focus toward private sector commercial work, which shift may result in a temporary reduction in revenues until such construction spending increases significantly; replacement of the senior management of the United Kingdom operations; and reductions in selling, general and administrative expenses in all segments. EMCOR continues to follow its long-term strategy of increasing revenues from multi-year facilities services contracts and continues to expect demand for non-residential commercial construction to gradually improve.

Gross profit for the three and nine months ended September 30, 2004 was lower than in the prior year periods despite greater revenues. The lower gross profit was primarily due to: (a) poor contract performance on certain construction work, (b) continued decreased availability of higher margin discretionary small project spending and repair and maintenance work and (c) increased competition for, and a related decrease in gross profit margin on, commercial, industrial and public sector work in the United States. Positively impacting gross profits were reduced operating losses from the United Kingdom construction and facilities services segment and increased gross profit from United States transportation infrastructure, financial services and hospitality projects. Selling, general and administrative expenses decreased for the three and nine months ended September 30, 2004 compared to the same period in the prior year primarily due to reduced salary costs and other variable costs associated with reductions in personnel in all segments.

Specific actions with respect to management's strategy that have occurred during the three months ended September 30, 2004 include the sale of the assets of the United Kingdom Delcommerce equipment rental services division for a gain of $2.8 million and the sale of EMCOR's interest in a South African joint venture for a gain of $1.8 million. For the three and nine months ended September 30, 2004, restructuring expenses, primarily related to reductions in selling, general and administrative expenses, were $0.6 million and $5.9 million, respectively.

Management believes it has positioned EMCOR to benefit from its strategy; however, there is no guarantee that its strategy will result in significantly improved results if economic conditions affecting EMCOR and the construction industry generally do not improve.

Operating Segments

EMCOR has the following reportable segments which provide services associated with the design, integration, installation, startup, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for generation and distribution of electrical power, lighting systems, low-voltage systems such as fire alarm, security, communications and process control systems and voice and data systems); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems, and plumbing, process and high-purity piping systems); (c) United States facilities services; (d) Canada construction and facilities services; (e) United Kingdom construction and facilities services; and (f) Other international construction and facilities services. The segment "United States facilities services" principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers' facilities (mobile operation and maintenance services, site-based operation and maintenance services, facility planning and consulting services and energy management programs) and, although this segment occasionally performs construction projects, this segment's services are not generally related to customers' construction programs. The Canada, United Kingdom and Other international segments perform electrical construction, mechanical construction and facilities services. "Other international construction and facilities services" represents EMCOR's operations outside of the United States, Canada and the United Kingdom (primarily in South Africa and the Middle East during the periods presented). EMCOR's interest in a South African joint venture was sold in July 2004.

Results of Operations

The results presented reflect certain reclassifications of prior period amounts to conform to current year presentation.

Revenues

The following table presents EMCOR's operating segment revenues from unrelated entities and their respective percentage of total revenues (in thousands, except for percentages):


                                                                                For the three months ended September 30,
                                                                     --------------------------------------------------------------
                                                                                       % of                          % of
                                                                          2004         Total           2003          Total
                                                                          ----         -----           ----          -----
Revenues:
  United States electrical construction and facilities services       $  330,522        27%         $  354,341         31%
  United States mechanical construction and facilities services          463,921        38%            422,015         36%
  United States facilities services                                      181,361        15%            162,474         14%
                                                                      ----------                    ----------
  Total United States operations                                         975,804        80%            938,830         81%
  Canada construction and facilities services                             66,320         6%             83,222          7%
  United Kingdom construction and facilities services                    173,787        14%            135,536         12%
  Other international construction and facilities services                    --        --                  --         --
                                                                      ----------                    ----------
  Total worldwide operations                                          $1,215,911       100%         $1,157,588        100%
                                                                      ==========                    ==========


                                                                                For the nine months ended September 30,
                                                                     --------------------------------------------------------------
                                                                                       % of                          % of
                                                                          2004         Total            2003         Total
                                                                          ----         -----            ----         -----
Revenues:
  United States electrical construction and facilities services       $  908,670        26%         $  930,250         28%
  United States mechanical construction and facilities services        1,355,660        39%          1,264,606         38%
  United States facilities services                                      538,883        15%            495,663         15%
                                                                      ----------                    ----------
  Total United States operations                                       2,803,213        80%          2,690,519         80%
  Canada construction and facilities services                            207,444         6%            267,548          8%
  United Kingdom construction and facilities services                    507,553        14%            404,929         12%
  Other international construction and facilities services                    --        --                  --         --
                                                                      ----------                    ----------
  Total worldwide operations                                          $3,518,210       100%         $3,362,996        100%
                                                                      ==========                    ==========

As described below in more detail, revenues for the three months ended September 30, 2004 increased 5.0% to $1.22 billion compared to $1.16 billion for the three months ended September 30, 2003. Revenues for the nine months ended September 30, 2004 increased 4.6% to $3.52 billion compared to $3.36 billion for the nine months ended September 30, 2003. This revenue growth was principally due to increased work on United States transportation infrastructure, financial services, healthcare and hospitality construction projects and an increase in the number of site-based facilities services contracts. The increases in revenues in the three and nine month periods in 2004 compared to the same periods in 2003 were partially offset by lower revenues from power generation projects, office and manufacturing construction projects, discretionary small projects and repair and maintenance work in the United States and lower revenues from certain power generation and healthcare projects in Canada.

Revenues of the United States electrical construction and facilities services segment for the three months ended September 30, 2004 decreased $23.8 million compared to the three months ended September 30, 2003. This segment's revenues for the nine months ended September 30, 2004 decreased $21.6 million compared to the nine months ended September 30, 2003. The decrease in revenues was primarily due to fewer power generation and manufacturing construction projects, partially offset by an increase in transportation infrastructure, financial services and hospitality work.

Revenues of the United States mechanical construction and facilities services segment for the three months ended September 30, 2004 increased $41.9 million compared to the three months ended September 30, 2003. This segment's revenues for the nine months ended September 30, 2004 increased $91.1 million compared to the nine months ended September 30, 2003. The increases in revenues were primarily attributable to increased work on healthcare, hospitality and financial services construction projects, partially offset by decreased power generation work, office work, discretionary small projects and repair and maintenance work.

United States facilities services segment revenues, which include those operations that principally provide consulting and maintenance services, increased $18.9 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. This segment's revenues for the nine months ended September 30, 2004 increased $43.2 million compared to the nine months ended September 30, 2003. The increase in revenues for the three month period was primarily attributable to increased revenues from more site-based facilities services contracts. The increase in revenues for the nine month period was primarily attributable to increased revenues from additional site-based facilities services contracts, partially offset by decreased revenues as a result of less discretionary small projects and repair and maintenance mobile services work during the first three months of the year.

Revenues of Canada construction and facilities services decreased by $16.9 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. This segment's revenues for the nine months ended September 30, 2004 decreased $60.1 million compared to the nine months ended September 30, 2003. These decreases were primarily due to the completion of certain long-term power generation projects active in the prior year. However, these decreases were partially offset by $3.5 million and $14.6 million in the three and nine month periods, respectively, of increased revenues related to changes in the rates of exchange for Canadian dollars to United States dollars due to the strengthening of the Canadian dollar.

United Kingdom construction and facilities services revenues increased $38.3 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. This segment's revenues for the nine months ended September 30, 2004 increased $102.6 million compared to the nine months ended September 30, 2003. These increases in revenues were principally due to increases in transportation infrastructure work and to increases of $19.9 million and $58.6 million for the three and nine month periods, respectively, related to changes in the rate of exchange for British pounds to United States dollars due to strengthening of the British pound.

Other international construction and facilities services activities consist of operations primarily in the Middle East and South Africa (until the sale of EMCOR's interest in a South African joint venture in July 2004). During 2004, all of the current projects in these markets were being performed by joint ventures, and accordingly, the results of these joint venture operations are accounted for under the equity method of accounting because EMCOR has less than majority ownership. Therefore, revenues attributable to such joint ventures are not reflected as revenues in the consolidated financial statements. EMCOR continues to pursue new business selectively in the Middle East and in Continental Europe; however, the availability of opportunities there has been significantly reduced as a result of local economic factors.

Cost of sales and Gross profit

The following table presents EMCOR's cost of sales, gross profit, and gross profit as a percentage of revenues (in thousands, except for percentages):

                                                 For the three months ended
                                                        September 30,
                                              ----------------------------------
                                                 2004                   2003
                                                 ----                   ----
Cost of sales..............................   $1,100,931             $1,039,382
Gross profit...............................      114,980                118,206
Gross profit, as a percentage of revenues..          9.5%                  10.2%

                                                 For the nine months ended
                                                        September 30,
                                              ----------------------------------
                                                 2004                   2003
                                                 ----                   ----
Cost of sales..............................   $3,200,555             $3,004,746
Gross profit...............................      317,655                358,250
Gross profit, as a percentage of revenues..          9.0%                  10.7%

Gross profit (revenues less cost of sales) decreased $3.2 million and $40.6 million for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003, respectively. Gross profit as a percentage of revenues was 9.5% for the three months ended September 30, 2004 compared to 10.2% for the three months ended September 30, 2003. Gross profit as a percentage of revenues was 9.0% for the nine months ended September 30, 2004 compared to 10.7% for the nine months ended September 30, 2003. Gross profit for the 2004 three and nine month periods was lower than in the prior year periods, despite greater revenues than in the prior year periods, primarily due to: (a) poor contract performance on certain construction work related to greater than originally estimated labor requirements to perform the work and continued reduced labor productivity due to the uncertain construction job market, (b) continued decreased availability of higher margin discretionary small project spending and repair and maintenance work and (c) increased competition for, and a related decrease in gross profit margin on commercial, industrial and public sector work in the United States. Additionally, in the nine months ended September 30, 2004 compared to the same prior year period, gross profit was adversely impacted by unprofitable performance on certain power generation projects due to labor requirements in excess of original estimates and other factors. Positively impacting gross margin during the three and nine month periods ended September 30, 2004 were reduced operating losses from the United Kingdom construction and facilities services segment when compared to the corresponding three and nine month periods ended September 30, 2003 and increased gross profit from transportation infrastructure, financial services and hospitality projects. Total gross profit increased $1.9 million and $5.3 million for the three and nine months ended September 30, 2004, respectively, due to changes in the rate of exchange for foreign currencies to United States dollars compared to the same periods in the prior year.

Selling, general and administrative expenses

The following table presents EMCOR's selling, general and administrative expenses, and selling, general and administrative expenses as a percentage of revenues (in thousands, except for percentages):


                                                     For the three months ended
                                                            September 30,
                                                    ----------------------------
                                                         2004            2003
                                                         ----            ----
Selling, general and administrative expenses........   $97,616         $104,671
Selling, general and administrative expenses,
  as a percentage of revenues.......................       8.0%             9.0%


                                                     For the nine months ended
                                                            September 30,
                                                    ----------------------------
                                                         2004            2003
                                                         ----            ----
Selling, general and administrative expenses........  $295,758         $320,484
Selling, general and administrative expenses,
  as a percentage of revenues.......................       8.4%             9.5%


Selling, general and administrative expenses for the three and nine months ended September 30, 2004 decreased $7.1 million and $24.7 million compared to the three and nine months ended September 30, 2003, respectively. Selling, general and administrative expenses as a percentage of revenues were 8.0% for the three months ended September 30, 2004, compared to 9.0% for the three months ended September 30, 2003, and 8.4% for the nine months ended September 30, 2004, compared to 9.5% for the nine months ended September 30, 2003. The decreases in selling, general and administrative expenses both in dollars and as a percentage of revenues compared to the same periods in the prior year was primarily attributable to reduced salary costs and other variable costs associated with reductions in personnel. Selling, general and administrative expenses increased $1.7 million and $5.4 million for the three and nine month periods ended September 30, 2004, respectively, due to changes in the rate of exchange for foreign currencies to United States dollars compared to the same periods in the prior year.

Restructuring expenses

Restructuring expenses, primarily relating to employee severance obligations, were $0.6 million and $5.9 million for the three and nine months ended September 30, 2004. Approximately $5.3 million of the restructuring obligations were paid prior to September 30, 2004. EMCOR anticipates paying approximately $0.1 million of these remaining obligations in fiscal 2004 and $0.5 million, thereafter. There were no restructuring expenses for the three and nine months ended September 30, 2003.

Gain on sale of assets and equity investment

The gain on sale of assets of $2.8 million for the three and nine months ended September 30, 2004 was related to the September 1, 2004 sale of the assets of EMCOR's United Kingdom Delcommerce equipment rental services division. Concurrent with the sale, EMCOR entered into a long-term agreement to utilize the equipment rental services of the purchaser. The $1.8 million gain on sale of an equity investment for the three and nine months ended September 30, 2004 was attributable to the sale of EMCOR's interest in a South African joint venture, the operating results of which had been reported in the Other international segment. There were no sales of assets or equity investments in either the three or nine month periods ended September 30, 2003.

Operating income

The following table presents EMCOR's operating income (loss), and operating income (loss) as a percentage of segment revenues from unrelated entities (in thousands, except for percentages):

                                                                            For the three months ended September 30,
                                                                   ---------------------------------------------------------
                                                                                    % of                           % of
                                                                                  Segment                        Segment
                                                                      2004        Revenues            2003       Revenues
                                                                      ----        --------            ----       --------
Operating income (loss):
  United States electrical construction and facilities services      $24,316         7.4%            $14,899        4.2%
  United States mechanical construction and facilities services       (1,483)       (0.3)%             3,688        0.9%
  United States facilities services                                    4,831         2.7%              5,589        3.4%
                                                                     -------                         -------
  Total United States operations                                      27,664         2.8%             24,176        2.6%
  Canada construction and facilities services                         (1,695)       (2.6)%             1,350        1.6%
  United Kingdom construction and facilities services                  1,220         0.7%             (3,174)      (2.3)%
  Other international construction and facilities services               (63)                            131
  Corporate administration                                            (9,762)                         (8,948)
  Restructuring expenses                                                (617)                             --
  Gain on sale of assets                                               2,839                              --
                                                                     -------                         -------
  Total worldwide operations                                          19,586         1.6%             13,535        1.2%

Other corporate items:
  Interest expense                                                    (2,609)                         (2,131)
  Interest income                                                        477                             144
  Gain on sale of equity investment                                    1,844                              --
                                                                     -------                          ------
  Income before income taxes                                         $19,298                         $11,548
                                                                     =======                         =======


                                                                            For the nine months ended September 30,
                                                                   ---------------------------------------------------------
                                                                                    % of                           % of
                                                                                  Segment                        Segment
                                                                      2004        Revenues            2003       Revenues
                                                                      ----        --------            ----       --------
Operating income (loss) :
  United States electrical construction and facilities services      $50,421         5.5%            $44,017        4.7%
  United States mechanical construction and facilities services       (6,331)       (0.5)%            14,267        1.1%
  United States facilities services                                    7,196         1.3%             12,328        2.5%
                                                                     -------                         -------
  Total United States operations                                      51,286         1.8%             70,612        2.6%
  Canada construction and facilities services                         (2,328)       (1.1)%             3,116        1.2%
  United Kingdom construction and facilities services                 (1,370)       (0.3)%           (10,514)      (2.6)%
  Other international construction and facilities services               151                              19
  Corporate administration                                           (25,842)                        (25,467)
  Restructuring expenses                                              (5,936)                             --
  Gain on sale of assets                                               2,839                              --
                                                                     -------                         -------
  Total worldwide operations                                          18,800         0.5%             37,766        1.1%

Other corporate items:
  Interest expense                                                    (6,453)                         (6,159)
  Interest income                                                        903                             528
  Gain on sale of equity investment                                    1,844                              --
                                                                     -------                         -------
  Income before income taxes                                         $15,094                         $32,135
                                                                     =======                         =======

As described below in more detail, operating income increased by $6.1 million for the three months ended September 30, 2004 compared to the three month period ended September 30, 2003. Operating income decreased by $19.0 million for the nine months ended September 30, 2004 compared to the nine month period ended September 30, 2003.

United States electrical construction and facilities services operating income for the three months ended September 30, 2004 increased $9.4 million compared to the three months ended September 30, 2003. This segment's operating income for the nine months ended September 30, 2004 increased $6.4 million compared to the nine months ended September 30, 2003. Generally, the segment's increased operating income in the current year three and nine month periods was attributable to increased gross profit on transportation infrastructure, financial services, and hospitality construction projects. Selling, general and administrative expenses decreased in both the three and nine month periods primarily due to decreased salary costs and other variable costs associated with reductions in personnel.

United States mechanical construction and facilities services operating loss for the three months ended September 30, 2004 was $1.5 million compared to operating income of $3.7 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, this segment had an operating loss of $6.3 million compared to $14.3 million of operating income for the nine months ended September 30, 2003. The segment's reduced operating income for both the three and nine month periods was primarily attributable to: (a) decreases in the recovery of estimated costs upon completion of certain projects, principally in the Western United States, (b) poor contract performance on certain construction work related to greater labor requirements than originally estimated to perform the work and continued reduced labor productivity due to the uncertain construction job market, (c) a continued decrease in the availability of generally more profitable discretionary small projects and repair and maintenance work due to general economic conditions negatively impacting commercial construction spending and (d) increased competition for, and a related decrease in gross profit margin on, commercial, industrial and public sector work. Partially offsetting these operating results were decreased selling, general and administrative expenses attributable to reduced salary costs and other variable costs associated with reductions in personnel and to reduced incentive compensation due to less favorable financial performance.

United States facilities services operating income for the three months ended September 30, 2004 decreased $0.8 million compared to the three months ended September 30, 2003. Operating income for the nine months ended September 30, 2004 decreased $5.1 million compared to the nine months ended September 30, 2003. For the three months ended September 30, 2004, compared to the three months ended September 30, 2003, there was a decrease in revenues from, and profits earned, on discretionary small projects and repair and maintenance work due to general economic conditions negatively impacting commercial construction spending and an increase in expenses for site-based facilities services business development. For the nine months ended September 30, 2004, compared to the same period in 2003, the decrease in operating income was due to the following: (a) a reduction in discretionary small projects and repair and maintenance work, (b) approximately $2.3 million of losses during the first three months of 2004 on certain construction projects, outside of the normal facilities services operations of this segment, that were contracted for by subsidiaries in this segment prior to their acquisition by EMCOR and (c) increased expenses incurred for site-based facilities services business development. The decrease in operating income in the current year periods was only partially offset by a reduction in selling, general and administrative expenses related to decreased salary costs and other variable costs associated with reductions in personnel.

Canada construction and facilities services operating loss for the three months ended September 30, 2004 was $1.7 million compared to operating income of $1.4 million for the three months ended September 30, 2003. Operating loss for the nine months ended September 30, 2004 was $2.3 million compared to operating income of $3.1 million for the nine months ended September 30, 2003. The reduced operating income for both the three and nine month periods compared to the prior year comparable periods was primarily due to (a) the completion of certain long-term power generation projects active in the prior year and (b) poor contract performance on certain other construction work related to greater labor requirements than originally estimated to perform the work. Exchange rates did not have a significant impact on reported operating losses for either the three or nine month periods ended September 30, 2004 compared to the same periods in the prior year.

United Kingdom construction and facilities services operating income for the three months ended September 30, 2004 was $1.2 million compared to operating losses of $3.2 million for the three months ended September 30, 2003. Operating losses for the nine months ended September 30, 2004 and 2003 were $1.4 million and $10.5 million, respectively. These decreases in operating losses were attributable to reductions in selling, general and administrative expenses related to a reorganization of the United Kingdom operations in late 2003 and an improvement in the 2004 gross profit as the contracts causing large losses in 2003 were substantially completed by December 31, 2003. The 2003 losses had been the result of several unfavorable project close-outs and poor labor performance. Exchange rates did not have a significant impact on reported operating losses for either the three or nine month periods ended September 30, 2004 compared to the same periods in the prior year.

Other international construction and facilities services realized operating losses of $0.06 million for the three months ended September 30, 2004 and operating income of $0.2 million for the nine months ended September 30, 2004, compared to operating income of $0.1 million and $0.02 million for the three and nine months ended September 30, 2003, respectively. EMCOR continues to pursue new business selectively in the Middle East as well as in Continental Europe; however, the availability of opportunities has been significantly reduced as a result of local economic factors.

Corporate administration expense increased $0.8 million for the three months ended September 30, 2004, compared to the three months ended September 30, 2003. Corporate administration expense increased $0.4 million for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003. The increase in expense for the three and nine month periods was primarily due to increased marketing expenditures partially offset by selected other cost reductions.

Restructuring expenses, primarily relating to employee severance obligations, were $0.6 million and $5.9 for the three and nine months ended September 30, 2004. There were no restructuring expenses for the three and nine months ended September 30, 2003.

The gain on sale of assets of $2.8 million for the three and nine months ended September 30, 2004 was related to the September 1, 2004 sale of the assets of EMCOR's United Kingdom Delcommerce equipment rental services division. Concurrent with the sale, EMCOR entered into a long-term agreement to utilize the equipment rental services of the purchaser. The $1.8 million gain on sale of an equity investment for the three and nine months ended September 30, 2004 was attributable to the sale of EMCOR's interest in a South African joint venture, the operating results of which had been reported in the Other international segment. There was no sale of assets or equity investments in either the three or nine month periods ended September 30, 2003.

Interest expense for the three months ended September 30, 2004 and 2003 was $2.6 million and $2.1 million, respectively, and interest expense was $6.5 million and $6.2 million for the nine months ended September 30, 2004 and 2003, respectively. Interest income for the three months ended September 30, 2004 and 2003 was $0.5 million and $0.1 million, respectively, and interest income was $0.9 million and $0.5 million for the nine month periods ended September 30, 2004 and 2003, respectively. Changes in the interest rate on borrowings and on cash invested did not have a significant impact on interest expense or income during the three or nine months ended September 30, 2004 compared to the 2003 periods.

For the three months ended September 30, 2004, the income tax provision was $3.8 million compared to $5.1 million for the three months ended September 30, 2003. The income tax provision for the current three month period was comprised of (a) $8.1 million of income tax provision on pre-tax earnings of $19.3 million, (b) $8.2 million of income tax provision related to a valuation allowance recorded to reduce net deferred tax assets related to net operating losses and other temporary differences of the United Kingdom construction and facilities services segment inasmuch as there is uncertainty of sufficient future income to realize the benefit of such deferred tax assets and (c) the partial offset of such income tax provisions by a $12.5 million income tax benefit for income tax reserves no longer required based on a current analysis of probable exposures. For the nine months ended September 30, 2004, the income tax benefit was $7.5 million, compared to an income tax provision of $14.1 million for the nine months ended September 30, 2003. In addition to the current quarter valuation allowance and the reversal of income tax reserves, the income tax benefit in the 2004 nine month period included a first quarter reversal of $9.6 million of income tax reserves no longer required, plus a $6.3 million income tax provision on $15.1 million of income before income taxes. The provision on income before income taxes for the three and nine months ended September 30, 2004 was recorded at an effective income tax rate of approximately 42% for each period; and the income before income taxes for the three and nine months ended September 30, 2003 was recorded at an effective income tax rate of approximately 44%. The decrease in the effective income tax rate for the current year periods compared to the prior year periods was primarily due to increased income anticipated in certain lower tax rate jurisdictions.

EMCOR's contract backlog at September 30, 2004 was $2.96 billion compared to $3.11 billion of contract backlog at September 30, 2003. The $0.15 billion decrease was primarily due to a $0.2 billion total decrease in the United States electrical construction and facilities services, the United States mechanical construction and facilities services and the Canada construction and facilities services segments' backlog, partially offset by increases in backlog in the United States facilities services and United Kingdom construction and facilities services segments.

EMCOR's contract backlog was $2.96 billion at September 30, 2004 and $3.03 billion at December 31, 2003. The $0.07 billion decrease was primarily due to a $0.16 billion total decrease in the United States mechanical construction and facilities services, the Canada construction and facilities services and the United Kingdom construction and facilities services segments' backlog, partially offset by increases in backlog in the United States electrical construction and facilities services and the United States facilities services segments.

Liquidity and Capital Resources

The following table presents EMCOR's net cash provided by (used in) operating activities, investing activities and financing activities (in thousands):

                                                       For the nine months ended
                                                            September 30,
                                                       -------------------------
                                                              2004       2003
                                                              ----       ----
Net cash provided by (used in) operating activities......  $ 36,653    $(53,186)
Net cash used in investing activities....................  $ (2,724)   $(20,360)
Net cash (used in) provided by financing activities......  $(11,164)   $ 62,605

EMCOR's consolidated cash balance increased by approximately $22.8 million from $78.3 million at December 31, 2003 to $101.0 million at September 30, 2004. For the nine months ended September 30, 2004, the $36.7 million of cash provided by operating activities was primarily attributable to net income of $22.7 million and net non-cash expenses of $29.6 million (primarily depreciation and amortization expense and an increase in net deferred income taxes less gains on the sales of assets and equity investment), partially offset by net payments of accounts payable and other accrued expenses of $15.6 million. For the nine months ended September 30, 2003, $53.2 million of cash was used in operating activities primarily due to the shift toward increased public sector work in 2003, which work typically involves larger projects and significant working capital requirements until initial billing milestones can be reached. Net cash used in investing activities of $2.7 million for the nine months ended September 30, 2004 decreased $17.6 million compared to $20.4 million in the same period in the prior year primarily due to proceeds from the sale of assets and equity investment of $10.1 million in 2004, increased proceeds from the sale of property, plant and equipment of $2.2 million, decreased purchases of property, plant and equipment of $3.6 million and decreased earn-out payments of $1.6 million as nearly all earn-out periods provided for in acquisition agreements have expired. Net cash used in financing activities of $11.2 million for the nine months ended September 30, 2004 was primarily attributable to net repayments under the working capital credit line, compared to net borrowings under the working capital credit line in 2003.

                                                                                       Payments Due by Period
                                                                    --------------------------------------------------------
                                                                     Less
            Contractual                                              than             1-3             4-5            After
            Obligations                               Total         1 year           years           years          5 years
----------------------------------------------        -----         ------           -----           -----          -------

Other long-term debt                                 $  0.5         $  0.1          $  0.2          $ 0.2            $  --
Capital lease obligations                               0.4            0.2             0.2             --               --
Operating leases                                      149.7           36.4            52.2           27.2             33.9
Minimum funding requirement for pension plan            7.5            7.5              --             --               --
Open purchase obligations (1)                         659.3          482.1           168.0            9.2               --
Other long-term obligations (2)                       106.4             --           106.4             --               --
                                                     ------         ------          ------          -----            -----
Total Contractual Obligations                        $923.8         $526.3          $327.0          $36.6            $33.9
                                                     ======         ======          ======          =====            =====



                                                                           Amount of Commitment Expiration by Period
                                                                    --------------------------------------------------------
                                                      Total          Less
       Other Commercial                              Amounts         than             1-3             4-5            After
         Commitments                                Committed       1 year           years           years          5 years
----------------------------------------------      ---------       ------           -----           -----          -------

Revolving credit facility (3)                        $127.3         $  --           $127.3          $  --           $  --
Letters of credit                                      50.0            --             50.0             --              --
Guarantees                                             25.0            --               --             --            25.0
                                                     ------         -----           ------          -----           -----
Total Commercial Obligations                         $202.3         $  --           $177.3          $  --           $25.0
                                                     ======         =====           ======          =====           =====

(1) Represent open purchase orders for material and subcontracting costs related to the Company's construction and service contracts. These purchase orders are not reflected in EMCOR's consolidated balance sheet and should not impact future cash flows as amounts will be recovered through customer billings.
(2) Represent primarily insurance related liabilities, classified as other long-term liabilities in EMCOR's consolidated balance sheets. It is not practical to estimate cash payments for insurance related liabilities beyond three years.
(3) EMCOR classifies these borrowings as short-term on its consolidated balance sheet because of EMCOR's intent and ability to repay the amounts on a short-term basis.

EMCOR's revolving credit agreement (the "Revolving Credit Facility") provides for a credit facility of $350.0 million. As of September 30, 2004 and December 31, 2003, EMCOR had approximately $50.0 million and $42.9 million of letters of credit outstanding, respectively, under the Revolving Credit Facility. The amounts borrowed under the Revolving Credit Facility as of September 30, 2004 and December 31, 2003 were $127.3 million and $139.4 million, respectively.

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

EMCOR is contingently liable to sureties in respect of performance and payment bonds issued by sureties, usually at the request of customers in connection with construction projects, which secure EMCOR payment and performance obligations under contracts for such projects. In addition, at the request of labor unions representing EMCOR employees, bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. As of September 30, 2004, sureties had issued bonds for the account of EMCOR in the aggregate amount of approximately $1.7 billion. The bonds are issued by EMCOR's sureties in return for a premium, which varies depending on the size and type of bond. The largest individual bond is approximately $170.0 million. EMCOR has agreed to indemnify the sureties for any payments made by them in respect of bonds issued on EMCOR's behalf.

EMCOR does not have any other material financial guarantees or off-balance sheet arrangements other than those disclosed herein.

The primary source of liquidity for EMCOR has typically been, and is generally expected to continue to be, cash generated by operating activities. EMCOR also maintains the Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient, or to enable EMCOR to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. EMCOR may also increase liquidity through an equity offering or other debt instruments. Short-term changes in macroeconomic trends may have an effect, positively or negatively, on liquidity. In addition to managing borrowings, EMCOR's focus on the facilities services market is intended to provide an additional buffer against economic downturns as the facilities services market is characterized by annual and multi-year contracts that provide a more predictable stream of cash flow than the construction market. Short-term liquidity is also impacted by the type and length of construction contracts in place. During economic downturns in non-residential commercial construction, such as during the period 2001 through September 30, 2004, there are typically fewer discretionary small projects from the private sector, and companies such as EMCOR more aggressively bid large long-term infrastructure and public sector contracts. Performance of long-term public sector contracts (as opposed to private sector short-term contracts) typically requires greater working capital until initial billing milestones are achieved. While EMCOR strives to maintain a net over-billed position with its customers, there can be no assurance that a net over-billed position can be maintained. EMCOR's net over-billings, defined as the balance sheet accounts billings in excess of costs and estimated earnings on uncompleted contracts less cost and estimated earnings in excess of billings on uncompleted contracts, was $206.9 million and $95.8 million as of September 30, 2004 and December 31, 2003, respectively.

Long-term liquidity requirements can be expected to be met through cash generated from operating activities, the Revolving Credit Facility, and the sale of various secured or unsecured debt and/or equity interests in the public and private markets. Based upon EMCOR's current credit ratings and financial position, EMCOR can reasonably expect to be able to issue debt instruments and/or equity. Over the long term, EMCOR's primary revenue risk factor continues to be the level of demand for non-residential construction services, which is in turn influenced by macroeconomic trends including interest rates, corporate profits and governmental economic policy. In order to provide protection against demand cycles in private sector construction services, EMCOR has increased its participation, and its backlog of contracts, in the public sector and in the facilities services market when compared to historical levels. In addition to the primary revenue risk factor, EMCOR's ability to perform work at profitable levels is critical to meeting long-term liquidity requirements.

EMCOR believes that current cash balances and borrowing capacity available under the Revolving Credit Facility or other forms of financing available through debt or equity offerings, combined with cash expected to be generated from operations, will be sufficient to provide short-term and foreseeable long-term liquidity and meet expected capital expenditure requirements. However, EMCOR is a party to lawsuits and other proceedings in which other parties seek to recover from it, or defend the failure to pay to it, amounts ranging from a few thousand dollars to over $70.0 million. If EMCOR is not successful in one or more such proceedings, the results could have a material adverse effect on its financial position, results of operations and/or cash flows.

Certain Insurance Matters

As of September 30, 2004 and December 31, 2003, EMCOR was utilizing approximately $39.4 million and $37.7 million, respectively, of letters of credit obtained under its revolving credit facility as collateral for its insurance obligations.

Application of Critical Accounting Policies

The condensed consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. EMCOR's significant accounting policies are described in Note B - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of its annual report on Form 10-K for the year ended December 31, 2003. There was no initial adoption of any accounting policies during the three and nine months ended September 30, 2004. EMCOR believes that some of the more critical judgment areas in the application of accounting policies that affect its financial condition and results of operations are estimates and judgments pertaining to (a) revenue recognition from (i) long-term construction contracts for which the percentage of completion method of accounting is used and (ii) services contracts, (b) collectibility or valuation of accounts receivable, (c) insurance liabilities,
(d) income taxes and (e) intangible assets.

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

Accounts Receivable

EMCOR is required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the realization of receivables, which assessment factors include the creditworthiness of the customer, EMCOR's prior collection history with the customer and related aging of the past due balances. The provisions for bad debts during the nine months ended September 30, 2004 and 2003 were $1.5 and $4.3 million, respectively. At September 30, 2004 and December 31, 2003, accounts receivable of $1,114.5 million and $1,009.2 million, respectively, included allowances for bad debts of $34.0 million and $43.7 million, respectively. Specific accounts receivable are evaluated when EMCOR believes a customer may not be able to meet its financial obligations due to deterioration of its financial condition or credit ratings or its bankruptcy. The allowance requirements are based on the best facts available and are re-evaluated as additional information is received.

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

Income Taxes

EMCOR has net deferred tax assets primarily resulting from deductible temporary differences, which will reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. As of September 30, 2004 and December 31, 2003, the total valuation allowance on net deferred tax assets was approximately $10.2 million and $2.0 million, respectively. The increase in the valuation allowance was recorded to reduce net deferred tax assets related to net operating losses and other temporary differences of the United Kingdom construction and facilities services segment inasmuch as there is uncertainty of sufficient future income to realize the benefit of such deferred tax assets.

Intangible Assets

As of September 30, 2004, EMCOR had goodwill and net identifiable intangible assets (primarily the market value of its acquired backlog, customer relationships and trademarks and tradenames) of $280.8 million and $19.6 million, respectively, in connection with the acquisition of certain companies. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies. Statement of Financial Accounting Standards No. 142,"Goodwill and Other Intangible Assets" ("SFAS 142") requires goodwill to be tested for impairment, on at least an annual basis, and be written down when impaired, rather than amortized as previous standards required. Furthermore, SFAS 142 requires identifiable intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") requires a review for impairment of the market value ascribed to identifiable intangible assets with indefinite lives. Trademarks and tradenames have indefinite lives and are not amortized. Changes in strategy and/or market conditions may result in adjustments to recorded intangible asset balances. As of September 30, 2004, no indicators of impairment of EMCOR's goodwill or identifiable intangible assets existed in accordance with the provisions of SFAS 142 or SFAS 144. EMCOR will perform its annual review for impairment during the fourth quarter.

This Quarterly Report on Form 10-Q contains certain  forward-looking  statements within the meaning of the Private Securities Reform Act of 1995. All forward-looking statements included in this Quarterly Report are based upon information available to EMCOR, and management's perception thereof, as of the date of this Quarterly Report. EMCOR assumes no obligation to update any such forward-looking statements. These forward-looking statements include statements regarding market share growth, gross profit, project mix, projects with varying profit margins, and selling, general and administrative expenses. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Accordingly, these statements are no guarantee of future performance. Such risk and uncertainties include, but are not limited to, adverse effects of general economic conditions, changes in the political environment, changes in the specific markets for EMCOR's services, adverse business conditions, increased competition, unfavorable labor productivity, mix of business, and risks associated with foreign operations. Certain of the risks and factors associated with EMCOR's business are also discussed in EMCOR's 2003 Form 10-K, its Forms 10-Q for the three months ended March 31, 2004 and June 30, 2004 and in other reports filed by it from time to time with the Securities and Exchange Commission. Readers should take the aforementioned risks and factors into account in evaluating any forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EMCOR has not used derivative financial instruments for any purpose during the three and nine months ended September 30, 2004 and 2003, including trading or speculation on changes in interest rates, or commodity prices of materials used in its business.

EMCOR is exposed to market risk for changes in interest rates for borrowings under its Revolving Credit Facility. Borrowings under that facility bear interest at variable rates, and the fair value of this borrowing is not significantly affected by changes in market interest rates. As of September 30, 2004, there was $127.3 million of borrowings outstanding under the facility, and these borrowings bear interest at (1) a rate which is the prime commercial lending rate announced by Harris Nesbitt from time to time (4.75% at September 30, 2004) plus 0% to 1.0% based on certain financial tests or (2) United States dollar LIBOR (at September 30, 2004 the rate was 1.84%) plus 1.5% to 2.5% based on certain financial tests. The interest rates in effect at September 30, 2004 were 5.25% and 3.84% for the prime commercial lending rate and the United States dollar LIBOR, respectively. Letter of credit fees issued under this facility range from 0.75% to 2.5% of the respective face amounts of the letters of credit issued based on the type of letter of credit issued and certain financial tests.

Based on the $127.3 million of borrowings, if overall interest rates were to increase by 1.0%, the net of tax interest expense would increase approximately $0.8 million in the next twelve months. Conversely, if overall interest rates were to decrease by 1.0%, interest expense would decrease by approximately $0.8 million in the next twelve months. The Revolving Credit Facility expires in September 2007. There is no guarantee that EMCOR will be able to renew the facility at its expiration.

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

In addition, EMCOR is exposed to market risk of fluctuations in certain commodity prices of materials such as copper and steel utilized in both its construction and facilities services operations. EMCOR believes it can be successful in recovery of most commodity price escalations.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In addition to the legal matters previously reported in its Forms 10-K for the year ended December 31, 2003 and in its Form 10-Q for the quarter ended March 31, 2004, EMCOR is involved in other proceedings in which claims for damages have been asserted against it. EMCOR believes that it has a number of valid defenses to such proceedings, intends to vigorously defend such proceedings, and does not believe that a significant liability will result.

Inasmuch as the various lawsuits and arbitrations in which EMCOR or its subsidiaries are involved range from a few thousand dollars to over $70.0 million, the outcome of which cannot be predicted, adverse results could have a material adverse effect on EMCOR's financial position and/or results of operations. These proceedings include the following: (a) A civil action has been brought against EMCOR's subsidiary Forest Electric Corp. ("Forest") and seven other defendants in the United States District Court for the Southern District of New York under the Sherman Act and New York common law by competitors whose employees are not members of International Brotherhood of Electrical Workers, Local #3 (the "IBEW"). The action alleges, among other things, that Forest, six other electrical contractors and the IBEW conspired to prevent competition and to monopolize the market for communications wiring services in the New York City area thereby excluding plaintiffs from wiring jobs in that market. Plaintiffs allege they have lost profits as a result of this concerted activity and seek damages in the amount of $50 million after trebling plus attorney's fees. However, plaintiffs' damages expert has stated in his pre-trial deposition that he estimates plaintiffs' damages at $8.7 million before trebling. Forest has denied the allegations of wrongdoing set forth in the complaint and pre-trial discovery has been completed. No trial date has been set by the Court. Forest believes that the suit is without merit. (b) A civil action has been brought by a joint venture (the "JV") between EMCOR's subsidiary Poole & Kent Corporation ("Poole & Kent") and an unrelated company in the Fairfax, Virginia Circuit Court in which the JV seeks damages from the Upper Occoquan Sewage Authority ("UOSA") resulting from material breaches of a construction contract (the "Contract") entered into between the JV and UOSA for construction of a wastewater treatment facility. Poole & Kent incurred unrecovered costs in completing this project, which are included in the balance sheet account "costs and estimated earnings in excess of billings on uncompleted contracts" in EMCOR's consolidated balance sheets as of September 30, 2004 and December 31, 2003. A jury has returned a verdict finding that UOSA committed material breaches of the Contract and a jury trial to establish the JV's damages is currently scheduled to commence November 2004. The JV claims total damages, based upon alternative measures of damages, of between $80 and $90 million (exclusive of interest). In accordance with the joint venture agreement establishing the JV, Poole & Kent would be entitled to approximately one-half of any damage award received by the JV.

ITEM 6.  EXHIBITS

(a)      Exhibits
                                                                             Incorporated by Reference to,
Exhibit No.           Description                                            or Page Number
-----------           ----------------------------------------------         -------------------------------------

3(a-1)                Restated Certificate of Incorporation of               Exhibit 3(a-1) to EMCOR's Form 10-K
                      EMCOR filed December 15, 1994                          as originally filed March 17, 1995

3(a-2)                Amendment dated November 28, 1995 to the               Exhibit 3(a-2) to EMCOR's
                      Restated Certificate of Incorporation of               Annual Report on Form 10-K for
                      EMCOR                                                  the year ended December 31, 1995

3(a-3)                Amendment dated February 12, 1998 to the               Exhibit 3(a-3) to EMCOR's
                      Restated Certificate of Incorporation                  Annual Report on Form 10-K for
                                                                             the year ended December 31, 1997

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

4.1(h)                Commitment Amount Increase Request                     Exhibit 4.1(h) to June 2003 Form
                      dated June 26, 2003 among Harris, Sovereign            10-Q
                      Bank and EMCOR

4.1(i)                Commitment Amount Increase Request                     Exhibit 4.1(i) to June 2003 Form
                      dated July 9, 2003 among Harris, Bank                  10-Q
                      Hapoalim B.M. and EMCOR

                                                                             Incorporated by Reference to,
Exhibit No.           Description                                            or Page Number
-----------           ----------------------------------------------         -------------------------------------


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

11                    Computation of  Basic                                  Note B of the Notes
                      EPS and Diluted EPS                                    to the Condensed Consolidated
                      for the three and nine months                          Financial Statements
                      ended September 30, 2004 and 2003

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


Date: October 28, 2004
                                                 EMCOR GROUP, INC.
                                          -----------------------------------
                                                    (Registrant)


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


                                                  /s/MARK A. POMPA
                                          -----------------------------------
                                                   Mark A. Pompa
                                               Senior Vice President,
                                              Chief Accounting Officer
                                                   and Treasurer
                                           (Principal Accounting Officer)

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), for the registrant and have:

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

Date:  October 28, 2004
                                                /s/FRANK T. MACINNIS
                                        -------------------------------------
                                                 Frank T. MacInnis
                                              Chairman of the Board of
                                                   Directors and
                                              Chief Executive Officer

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), for the registrant and have:

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

Date:  October 28, 2004
                                                  /s/LEICLE E. CHESSER
                                          -------------------------------------
                                                   Leicle E. Chesser
                                                Executive Vice President
                                              and Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of EMCOR Group, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank T. MacInnis, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:    October 28, 2004                 /s/ FRANK T. MACINNIS
                                     -----------------------------------
                                            Frank T. MacInnis
                                         Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of EMCOR Group, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Leicle E. Chesser, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:    October 28, 2004                /s/ LEICLE E. CHESSER
                                    -----------------------------------
                                           Leicle E. Chesser
                                        Chief Financial Officer