Form 10-K
period 2004-12-31
EMCOR GROUP INC
filed 2005-03-09
CIK 105634

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

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

                          COMMISSION FILE NUMBER 0-2315

                                EMCOR GROUP, INC.
              EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

     Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any as an amendment to this Form 10-K. |X|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No | |

     The aggregate market value of the registrant's voting common equity held by non-affiliates of the registrant on June 30, 2004, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $670,000,000 based on that day's closing price.

     Number of shares of the registrant's common stock outstanding as of the close of business on March 4, 2005: 15,294,118 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III. Portions of the definitive proxy statement for the 2005 Annual Meeting of Stockholders, which document will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K relates, are incorporated by reference into Items 10 through 14 of Part III.

================================================================================

                                TABLE OF CONTENTS

                                                                                                                              PAGE
                                                                                                                              ----

                                     PART I

Item 1.    Business

             General .........................................................................................................   1

             Operations ......................................................................................................   2

             Competition .....................................................................................................   4

             Employees .......................................................................................................   4

             Backlog .........................................................................................................   4

Item 2.    Properties ........................................................................................................   5

Item 3.    Legal Proceedings. ................................................................................................   9

Item 4.    Submission of Matters to a Vote of Security Holders ...............................................................  10

           Executive Officers of the Registrant ..............................................................................  11

                                     PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities ..  12

Item 6.    Selected Financial Data ...........................................................................................  14

Item 7.    Management's Discussion and Analysis of Results of Operations and Financial Condition .............................  14

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk ........................................................  25

Item 8.    Financial Statements and Supplementary Data .......................................................................  26

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..............................  54

Item 9A.   Controls and Procedures ...........................................................................................  54

Item 9B.   Other Information .................................................................................................  54

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant ................................................................  55

Item 11.   Executive Compensation ............................................................................................  55

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ....................  55

Item 13.   Certain Relationships and Related Transactions ....................................................................  55

Item 14.   Principal Accounting Fees and Services ............................................................................  55

                                     PART IV

Item 15.   Exhibits and Financial Statement Schedules ........................................................................  56

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

GENERAL

   EMCOR is one of the largest mechanical and electrical construction and facilities services firms in the United States, Canada, the United Kingdom and in the world. In 2004, EMCOR had revenues of approximately $4.75 billion. The Company provides services to a broad range of commercial, industrial, utility, and institutional customers through approximately 70 principal operating subsidiaries and joint venture entities. EMCOR has offices in 42 states and the District of Columbia in the United States, eight provinces in Canada and 12 primary locations in the United Kingdom. In the United Arab Emirates, the Company carries on business through two joint ventures. Its executive offices are located at 301 Merritt Seven Corporate Park, Norwalk, Connecticut 06851-1060, and its telephone number at those offices is (203) 849-7800.

   EMCOR specializes in providing construction services relating to mechanical and electrical systems in facilities of all types and in providing comprehensive services for the operation, maintenance and management of substantially all aspects of such facilities, commonly referred to as "facilities services."

   EMCOR designs, integrates, installs, starts up, operates and maintains various mechanical and electrical systems, including:

   o Heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems;

   o  Plumbing, process and high-purity piping systems;

   o  Systems for generation and distribution of electrical power;

   o  Lighting systems;

   o Low-voltage systems, such as fire alarm, security, communications and process control systems; and

   o  Voice and data communications systems.

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

   EMCOR provides construction services and facilities services directly to corporations, municipalities and other governmental entities, owners/developers and tenants of buildings. It also provides these services indirectly by acting as a subcontractor to general contractors, systems suppliers and other subcontractors. Worldwide, EMCOR has approximately 26,000 employees.

   EMCOR's revenues are derived from many different customers in numerous industries which have operations in several different geographical areas. Of EMCOR's 2004 revenues, approximately 80% were generated in the United States and approximately 20% were generated internationally. In 2004, approximately 49% of revenues were derived from new construction projects, 21% were derived from renovation and retrofit of customer's existing facilities and 30% were derived from facilities services operations.

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

OPERATIONS

   The mechanical and electrical construction services industry has a higher growth rate than the overall non-residential construction industry, due principally to the ever increasing content and complexity of mechanical and electrical systems in all types of projects. This increasing content and complexity is, in part, a result of the expanded use of computers and more technologically advanced voice and data communications, lighting and environmental control systems in all types of facilities. For these reasons, buildings of all types consume more electricity per square foot than in the past and thus need more extensive electrical distribution systems. In addition, advanced voice and data communication systems require more sophisticated power supplies and extensive low voltage and fiber-optic communications cabling. Moreover, the need for greater environmental controls within a building, such as the heightened need for climate control to maintain extensive computer systems at optimal temperatures, and the growing demand for environmental control in individual spaces have created expanded opportunities for the mechanical and electrical construction services and facilities services businesses.

   Mechanical and electrical construction services primarily involve the design, integration, installation and start-up of: (a) heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems; (b) plumbing, process and high-purity piping systems; (c) systems for the generation and distribution of electrical power, including power cables, conduits, distribution panels, transformers, generators, uninterruptible power supply systems and related switch gear and controls; (d) lighting systems, including fixtures and controls; (e) low-voltage systems, including fire alarm, security and process control systems; and (f) voice and data communications systems, including fiber-optic and low-voltage copper cabling.

   Mechanical and electrical construction services generally fall into one of two categories: (a) large installation projects with contracts often in the multi-million dollar range that involve construction of industrial and commercial buildings and institutional and public works facilities or the fit-out of large blocks of space within commercial buildings and (b) smaller installation projects typically involving fit-out, renovation and retrofit work.

   EMCOR's  United  States  mechanical  and  electrical   construction  services
operations accounted for about 60% of its 2004 revenues, of which revenues approximately 72% were related to new construction and approximately 28% were related to renovation and retrofit projects. EMCOR's United Kingdom and Canada mechanical and electrical construction services operations accounted for approximately 10% of its 2004 revenues, of which revenues approximately 56% were related to new construction and approximately 44% were related to renovation and retrofit projects. EMCOR provides mechanical and electrical construction services for both large and small installation and renovation projects. Its largest projects include those (a) for institutional use (such as water and wastewater treatment facilities, hospitals, correctional facilities, schools and research laboratories); (b) for industrial use (such as pharmaceutical plants, steel, pulp and paper mills, chemical, automotive and semiconductor manufacturing facilities and oil refineries); (c) for transportation projects (such as highways, airports and transit systems); (d) for commercial use (such as office buildings, data centers, hotels, casinos, convention centers, sports stadiums, shopping malls and resorts); and (e) for power generation and energy management projects. EMCOR's largest projects, which typically range in size from $10.0 million up to and occasionally exceeding $50.0 million and are usually multi-year projects, represented about 33% of EMCOR's construction services revenues in 2004.

   EMCOR's projects of less than $10.0 million accounted for approximately 67% of 2004 mechanical and electrical construction services revenues. These projects are typically completed in less than one year. They usually involve mechanical and electrical construction services when an end-user or owner undertakes construction or modification of a facility to accommodate a specific use. These projects frequently require mechanical and electrical systems to meet special needs such as critical systems power supply, special environmental controls and high-purity air systems, sophisticated mechanical and electrical systems for data centers, including those associated with internet service providers and electronic commerce, trading floors in financial services businesses, new production lines in manufacturing plants and office arrangements in existing office buildings. They are not usually dependent upon the new construction market. Demand for these projects and types of services is often prompted by the expiration of leases, changes in technology or changes in the customer's plant or office layout in the normal course of a customer's business.

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

   These facilities services, which generated approximately 30% of 2004 revenues, are provided to owners, operators, tenants and managers of all types of facilities both on a contract basis for a specified period of time and on an individual task-order basis.

   In 1997, EMCOR established a subsidiary to expand its facilities services operations in North America. This division has built on EMCOR's traditional mechanical and electrical construction services operations, facilities services activities at its mechanical and electrical contracting subsidiaries, and EMCOR's client relationships, as well as acquisitions, to expand the scope of services currently offered and to develop packages of services for customers on a regional, national and global basis.

   As a consequence, EMCOR's United States facilities services division offers a broad range of facilities services, including maintenance and service of mechanical and electrical systems, which EMCOR has historically provided to customers following completion of construction projects, and site-based operations and maintenance, mobile maintenance and service, facilities management, remote monitoring, installation and support for building systems, technical consulting and diagnostic services, small modification and retrofit projects, and program development and management for energy systems.

   EMCOR has experienced an expansion in the demand for its facilities services which it believes is driven by customers' decisions to focus on their own core competencies, the increasing technical complexity of their facilities and their mechanical, electrical, voice and data and other systems, and the need for increased reliability, especially in mechanical and electrical systems. These trends have led to outsourcing and privatization programs whereby customers in both the private and public sectors seek to contract out those activities that support, but are not directly associated with, the customer's core business. EMCOR clients requiring facilities services include utilities and major corporations engaged in information technology, telecommunications, pharmaceuticals, financial services, publishing and manufacturing.

   Illustrative of the outsourcing of companies' facilities services are multi-year agreements with (a) Bank One under which EMCOR provides facilities services for approximately 2,200 Bank One locations encompassing 32.0 million square feet of space in 30 states; (b) LAM Research under which EMCOR provides such services to approximately 1.0 million square feet of production and research and development facilities and office space; (c) Fifth Third Bank under which EMCOR provides facilities services to over 1,200 Fifth Third locations with over 9.5 million square feet in seven states; (d) Exelon Corp. under which EMCOR provides comprehensive facilities services to substations, power generation facilities and offices encompassing over 5.7 million square feet of space in four states; (e) Mattson Technology, Inc. under which EMCOR provides integrated services to approximately 800,000 square feet of production and research and development facilities and office space; (f) Fidelity Investments under which EMCOR provides integrated services to approximately 2.5 million square feet of office and data center space; and (g) Hewlett-Packard Company under which EMCOR provides integrated services to approximately 20.0 million square feet of production, distribution and office space in seven states. Through a limited liability Company owned by EMCOR and CB Richard Ellis Inc., a nationwide real estate management company, operations and maintenance services are provided to over 3,000 commercial facilities comprising approximately 135.0 million square feet of space.

   In December 2002, EMCOR acquired Consolidated Engineering Services, Inc. ("CES"), a facilities services business. In Washington D.C., CES is the second largest facilities services provider to the federal government behind the
General Services Administration and currently provides services to such preeminent buildings as the Ronald Reagan Building, the second largest federal government facility after the Pentagon. It currently provides its services in 28 states throughout the Northeast, Midwest, Mid-Atlantic and Southeast. As part of its operations, CES is responsible for (a) the oversight of all or most of a business' facilities operations, including operation and maintenance; (b) the oversight of logistical processes; (c) tenant services and management; (d) servicing upgrade and retrofit of HVAC, electrical, plumbing, and industrial piping and sheet metal systems in existing facilities; and (e) diagnostic and solution engineering for building systems and their components. In November 2003, EMCOR acquired the Facility Management Services division of Siemens Building Technologies, Inc., including contracts to provide facilities services to several operating units of Siemens Corporation encompassing 5.0 million square feet of corporate, manufacturing and research space.

   EMCOR's United Kingdom subsidiary also has a division dedicated to facilities services. This division currently provides a full range of facilities services to public and private sector customers under multi-year agreements, including the maintenance of British Airways' facilities at Heathrow and Gatwick Airports, GlaxoSmithKline Research Laboratories, and the Tubelines, a maintenance operating company of the London Underground. In the United Kingdom, EMCOR also provides facilities services at several manufacturing facilities, including BAE Systems manufacturing plants. In addition, the United Kingdom operations provide on-call and mobile service support on a task-order or contract basis, small renovation and alteration project work, and installation and maintenance services for data communications and security systems.

   EMCOR's Energy & Technologies business designs and constructs customers' energy-related projects and for certain of these projects also provides plant staffing. This business' recent projects include the design and construction of a $15.6 million 14 megawatt control utility plant and a combined heat and power facility to supply all HVAC and hot water and electrical requirements for the Morongo Native American Hotel/Casino complex in Cabazon, California and the design and construction of a $27.0 million cogeneration facility and chiller plant to provide cooling, heat and power at the University of New Hampshire main campus in Durham, New Hampshire. EMCOR will also provide plant staffing to these projects under long-term contracts. Over the past five years, EMCOR has completed more than 80 energy-related projects ranging from basic life safety standby systems to complete utility grade power plants and cogeneration/central utility plants supplying thermal and power requirements completely separated from utilities' electrical grids. This business is reported within the United States facilities services segment.

   EMCOR believes mechanical and electrical construction services and facilities services activities are complementary, permitting it to offer customers a comprehensive package of services. The ability to offer both construction and facilities services enhances EMCOR's competitive position with customers. Furthermore, EMCOR's facilities services operations tend to be less cyclical than its construction operations because facilities services are more responsive to the needs of an industry's operational requirements rather than its construction requirements.

COMPETITION

   EMCOR believes that the mechanical and electrical construction services business is highly fragmented and competitive consisting of thousands of small companies across the United States and around the world. EMCOR competes with national, regional and local companies, many of which are small, owner-operated entities that operate in a limited geographic area. However, there are a few public companies focused on providing mechanical and electrical construction services, such as Integrated Electrical Services, Inc. and Comfort Systems USA, Inc. A majority of EMCOR's revenues are derived from projects requiring competitive bids; however, an invitation to bid is often conditioned upon prior experience, technical capability and financial strength. Because EMCOR has total assets, annual revenues, net worth, access to bank credit and surety bonding, and expertise significantly greater than most of its competitors, EMCOR believes it has a significant competitive advantage over its competitors. Competitive factors in the mechanical and electrical construction services business include:
(a) the availability of qualified and/or licensed personnel; (b) reputation for integrity and quality; (c) safety record; (d) cost structure; (e) relationships with customers; (f) geographic diversity; (g) the ability to control project costs; (h) experience in specialized markets; (i) the ability to obtain surety bonding; (j) adequate working capital; and (k) access to bank credit.

   While the facilities services business is also highly fragmented, a number of large corporations such as Johnson Controls, Inc., Fluor Corp., Unicco Service Company, Trammel Crow and Jones Lang LaSalle are engaged in this field.

EMPLOYEES

   EMCOR presently employs approximately 26,000 people, approximately 71% of whom are represented by various unions pursuant to more than 460 collective bargaining agreements between EMCOR's individual subsidiaries and local unions. EMCOR believes that its employee relations are generally good. None of these collective bargaining agreements are national or regional in scope.

BACKLOG

   EMCOR had contract backlog as of December 31, 2004 of approximately $2.8 billion, compared with backlog of approximately $3.0 billion as of December 31, 2003. Backlog is not a term recognized under accounting principles generally accepted in the United States; however, it is a common measurement used in EMCOR's industry. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of the facilities services contracts, except if the remaining term of a facilities services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only 12 months of revenues. Backlog increased by $0.1 billion as of December 31, 2003 compared to December 31, 2002. For the year ended December 31, 2004, EMCOR had approximately $4.75 billion in revenues compared to approximately $4.53 billion in revenues for the year ended December 31, 2003.

ITEM 2. PROPERTIES

   The operations of EMCOR are conducted primarily in leased properties. The following table lists major facilities, both leased and owned, and identifies the business segment that is the principal user of each such facility.

                                                                                                              LEASE EXPIRATION
                                                                                            APPROXIMATE         DATE, UNLESS
                                                                                            SQUARE FEET             OWNED
                                                                                         -----------------    ----------------
            CORPORATE HEADQUARTERS
            301 Merritt Seven Corporate Park
            Norwalk, Connecticut ...............................................              32,500              10/31/09

            OPERATING FACILITIES
            4050 Cotton Center Boulevard
            Phoenix, Arizona (a) ...............................................              30,603               3/31/08

            1200 North Sickles Drive
            Tempe, Arizona (b) .................................................              29,000                Owned

            1000 N. Kraemer Place
            Anaheim, California (b) ............................................              24,384               8/14/12

            4540 Easton Drive
            Bakersfield, California (c) ........................................              11,368               3/31/09

            3208 Landco Drive
            Bakersfield, California (c) ........................................              49,875               6/30/07

            555 Anton Boulevard
            Costa Mesa, California (a) .........................................              17,058               5/31/08

            1168 Fesler Street
            El Cajun, California (b) ...........................................              48,360               8/31/10

            24041 Amador Street
            Hayward, California (b) ............................................              40,000              10/31/11

            25601 Clawiter Road
            Hayward, California (b) ............................................              34,800               6/30/14

            5 Vanderbilt
            Irvine, California (a) .............................................              18,000               7/31/08

            4462 Corporate Center Drive
            Los Alamitos, California (c) .......................................              57,863               7/31/06

            825 Howe Road
            Martinez, California (c) ...........................................             109,800              12/31/07

            8670 Younger Creek Drive
            Sacramento, California (a) .........................................              54,135               1/13/12

            9505 and 9525 Chesapeake Drive
            San Diego, California (c) ..........................................              25,124              12/31/06

            414 Brannan Street
            San Francisco, California (c) ......................................              18,964               3/31/05

            4405 and 4420 Race Street
            Denver, Colorado (b) ...............................................              17,704               9/30/11

            345 Sheridan Boulevard
            Lakewood, Colorado (c) .............................................              63,000                Owned

            367 and 377 Research Parkway
            Meriden, Connecticut (b) ...........................................              23,500               7/31/11

            1781 N.W. North River Drive
            Miami, Florida (b) .................................................              11,285                Owned

            2501 S.W. 160th Street
            Miramar, Florida (c) ...............................................              15,877               7/31/08

            3145 Northwoods Parkway
            Norcross, Georgia (c) ..............................................              25,808               1/31/06

                                                                                                              LEASE EXPIRATION
                                                                                            APPROXIMATE         DATE, UNLESS
                                                                                            SQUARE FEET             OWNED
                                                                                         -----------------    ----------------
            400 Lake Ridge Drive
            Smyrna, Georgia (a) ................................................              30,000               9/30/12

            2160 North Asland Avenue
            Chicago, Illinois (b) ..............................................              67,000               6/30/05

            2100 South York Road
            Oak Brook, Illinois (c) ............................................              87,700               5/31/08

            3090 Colt Road
            Springfield, Illinois (b) ..........................................              40,000               6/09/05

            1406 Cardinal Court
            Urbana, Illinois (b) ...............................................              33,750              10/01/07

            7614 and 7720 Opportunity Drive
            Fort Wayne, Indiana (b) ............................................             136,695              10/31/08

            2655 Garfield Road
            Highland, Indiana (c) ..............................................              45,816               6/30/06

            5124-5128 W. 79th Street
            Indianapolis, Indiana (b) ..........................................              12,600               9/30/06

            2600 N. Ninth Street Road
            Lafayette, Indiana (b) .............................................              13,798              10/31/08

            3100 Brinkerhoff Road
            Kansas City, Kansas (b) ............................................              42,836              11/30/05

            3125 Brinkerhoff Road
            Kansas City, Kansas (b) ............................................              22,676                Owned

            631 Pecan Circle
            Manhattan, Kansas (b) ..............................................              22,750               8/31/08

            2118 W. Harry
            Wichita, Kansas (b) ................................................              25,600               8/31/07

            300 Walnut Street
            Owensboro, Kentucky (c) ............................................              20,600               1/07/09

            4530 Hollins Ferry Road
            Baltimore, Maryland (b) ............................................              26,792                Owned

            643 Lofstrand Lane
            Rockville, Maryland (a) ............................................              15,000               2/28/10

            306 Northern Avenue
            Boston, Massachusetts (a) ..........................................              15,275               6/30/05

            200 Old Colony Way
            Boston, Massachusetts (b) ..........................................              11,500               3/31/08

            70-70D Hawes Way
            Stoughton, Massachusetts (b) .......................................              24,400              12/31/05

            80 Hawes Way
            Stoughton, Massachusetts (a) (b) ...................................              36,000               6/10/13

            1743 Maplelawn
            Troy, Michigan (c) .................................................              22,000               4/30/06

            6060 Hix Road
            Westland, Michigan (b) .............................................              23,000           Month to Month

            6325 South Valley Boulevard
            Las Vegas, Nevada (b) ..............................................              23,190              12/31/08

            3555 W. Oquendo Road
            Las Vegas, Nevada (c) ..............................................              90,000              11/30/08

                                                                                                              LEASE EXPIRATION
                                                                                            APPROXIMATE         DATE, UNLESS
                                                                                            SQUARE FEET             OWNED
                                                                                         -----------------    ----------------
            6754 W. Washington Avenue
            Pleasantville, New Jersey (b) ......................................              25,000               1/14/06

            348 New Country Road
            Secaucus, New Jersey (b) ...........................................              37,905              12/31/07

            26 West Street
            Brooklyn, New York (b) .............................................              15,000                Owned

            301 and 305 Suburban Avenue
            Deer Park, New York (b) ............................................              33,535               3/31/05

            24-37 46th Street
            Long Island City, New York (a) .....................................              10,000               1/31/07

            111-01 and 109-15 14th Avenue
            College Point, New York (c) ........................................              82,000               2/28/11

            516 West 34th Street
            New York, New York (c) .............................................              25,000               6/30/12

            253 West 35th Street
            New York, New York (c) .............................................               7,000               8/31/09

            Two Penn Plaza
            New York, New York (c) .............................................              55,891               1/31/16

            704 Clinton Avenue South
            Rochester, New York (a) ............................................              25,000               7/31/06

            8740 Reading Road and
            10-15 West Vorhees Street
            Cincinnati, Ohio (a) ...............................................              25,600               9/27/06

            3976 Southern Avenue
            Cincinnati, Ohio (a) ...............................................              44,815              12/31/08

            2300-2310 International Street
            Columbus, Ohio (c) .................................................              25,500              10/31/07

            2904 S.W. 1st Avenue
            Portland, Oregon (c) ...............................................              12,500               3/31/05

            700 Gracern Road
            Columbia, South Carolina (a) .......................................              11,850               2/28/07

            7520 Bartlett Corp. Avenue, East
            Bartlett, Tennessee (c) ............................................               9,000              12/31/05

            4067 New Getwell Road
            Memphis, Tennessee (b) .............................................              36,000               8/28/07

            6936 Commerce Avenue
            El Paso, Texas (c) .................................................              18,028               1/31/07

            5550 Airline Drive
            Houston, Texas (b) .................................................              78,483              12/31/09

            515 Norwood Road
            Houston, Texas (b) .................................................              25,780              12/31/09

            1574 South West Temple
            Salt Lake City, Utah (c) ...........................................             120,904              12/31/06

            320 23rd Street
            Arlington, Virginia (a) ............................................              43,028               3/05/10

            109-D Executive Drive
            Dulles, Virginia (c) ...............................................              19,000               8/31/09

            22930 Shaw Road
            Dulles, Virginia (c) ...............................................              32,616               2/28/15

                                                                                                              LEASE EXPIRATION
                                                                                            APPROXIMATE         DATE, UNLESS
                                                                                            SQUARE FEET             OWNED
                                                                                         -----------------    ----------------
            3280 Formex Road
            Richmond, Virginia (b) .............................................              30,640               7/31/08

            8657 South 190th Street
            Kent, Washington (b) ...............................................              46,125               6/30/08

            6950 Gisholt Drive
            Madison, Wisconsin (b) .............................................              32,000               5/30/09

            1 Thameside Centre
            Kew Bridge Road
            Kew Bridge, Middlesex, United Kingdom (d) ..........................              14,000              12/22/12

            86 Talbot Road
            Old Trafford, Manchester, United Kingdom (d) .......................              24,300              12/24/06

            2116 Logan Avenue
            Winnipeg, Manitoba, Canada (e) .....................................              19,800                Owned

            3455 Landmark Boulevard
            Burlington, Ontario, Canada (e) ....................................              16,100                Owned

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

------------------
(a) Principally used by a company engaged in the "United States facilities services" segment.

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

   EMCOR and three of its officers (Chairman of the Board and Chief Executive Officer Frank T. MacInnis, Executive Vice President and Chief Financial Officer Leicle E. Chesser, and Senior Vice President-Chief Accounting Officer and
Treasurer Mark A. Pompa) have been named as defendants in a purported consolidated class action filed in the United States District Court of Connecticut entitled IN RE EMCOR GROUP, INC SECURITIES LITIGATION. Plaintiff purports to represent a class composed of all persons who purchased or otherwise acquired EMCOR common stock and/or other securities between April 9, 2003 and October 2, 2003, inclusive. The complaint alleges violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder and of Section 20(A) of the Securities Exchange Act, relating to alleged misstatements and omissions in certain of the Company's filings with the Securities and Exchange Commission, press releases and other public statements between April 9 and October 2, 2003, and seeks damages on behalf of the purported class in unspecified amounts. A motion to dismiss the Complaint filed by EMCOR and the individual defendants is currently under submission. As set forth in the motion, EMCOR and the individual defendants believe that the plaintiff's allegations are without merit and are vigorously defending against them.

   In July 2003, EMCOR's subsidiary, Poole & Kent Corporation ("Poole & Kent"), was served with a Subpoena Duces Tecum by a grand jury empaneled by the United States District Court for the District of Maryland which is investigating, among other things, Poole & Kent's use of minority and woman-owned business enterprises. Poole & Kent has produced documents in response to the subpoena and to subsequent subpoenas directed to it requesting certain business records. On April 26, 2004, Poole & Kent was advised that it is a target of the grand jury investigation. Poole & Kent is cooperating with the investigation.

   On March 14, 2003, John Mowlem Construction plc ("Mowlem") presented a claim in arbitration against EMCOR's United Kingdom subsidiary, EMCOR Drake & Scull Group plc ("D&S"), in connection with a subcontract D&S entered into with Mowlem with respect to a project for the United Kingdom Ministry of Defence at Abbey Wood in Bristol, U.K. Mowlem seeks damages arising out of alleged defects in the D&S design and construction of the mechanical and electrical engineering services for the project. Mowlem's claim is for 39.5 million British pounds sterling (approximately $75.8 million), which includes costs allegedly incurred by Mowlem in connection with rectification of the alleged defects, overhead, legal fees, delay and disruption costs related to such defects, and interest on such amounts. The claim also includes amounts in respect of liabilities that Mowlem accepted in connection with a settlement agreement it entered into with the Ministry of Defence and which it claims are attributable to D&S. D&S believes it has good and meritorious defenses to the Mowlem claim. D&S has denied liability and has asserted a counterclaim for approximately 11.6 million British pounds sterling (approximately $22.3 million) for certain design, labor and delay and disruption costs incurred by D&S in connection with its subcontract with Mowlem.

   EMCOR is involved in other proceedings in which damages and claims have been asserted against it. EMCOR believes it has a number of valid defenses to such proceedings and claims and intends to vigorously defend itself and does not believe that a significant liability will result.

   Inasmuch as the various lawsuits and arbitrations in which EMCOR or its subsidiaries are involved range from a few thousand dollars to over $75.0 million, the outcome of which cannot be predicted, adverse results could have a material adverse effect on EMCOR's financial position and/or results of operations. These proceedings include the following: (a) a civil action brought against EMCOR's subsidiary Forest Electric Corp. ("Forest") and seven other defendants in the United States District Court for the Southern District of New York under the Sherman Act and New York common law by competitors whose employees are not members of International Brotherhood of Electrical Workers, Local #3 (the "IBEW"). The action alleges, among other things, that Forest, six other electrical contractors and the IBEW conspired to prevent competition and to monopolize the market for communications wiring services in the New York City area thereby excluding plaintiffs from wiring jobs in that market. Plaintiffs allege they have lost profits as a result of this concerted activity and seek damages in the amount of $50 million after trebling plus attorney's fees. However, plaintiffs' damages expert has stated in his pre-trial deposition that he estimates plaintiffs' damages at $8.7 million before trebling. Forest has denied the allegations of wrongdoing set forth in the complaint and pre-trail discovery has been completed. No trial date has been set by the Court. Forest believes that the suit is without merit. (b) A civil action brought by a joint venture (the "JV") between EMCOR's subsidiary Poole & Kent Corporation ("Poole & Kent") and an unrelated company in the Fairfax, Virginia Circuit Court in which the JV seeks damages from the Upper Occoquan Sewage Authority ("UOSA") resulting from material breaches of a construction contract (the "Contract") entered into between the JV and UOSA for construction of a wastewater treatment facility. Poole & Kent incurred unrecovered costs in completing this project, which are included in the balance sheet account "costs and estimated earnings in excess of billings on uncompleted contracts" in EMCOR's consolidated balance sheets as of December 31, 2004 and 2003. A jury has returned a verdict finding that UOSA committed material breaches of the Contract and a jury trial to establish the JV's damages is currently in process. The JV claims total damages, based upon alternative measures of damages, in excess of $75.0 million (exclusive of interest), and in a jury trial to be subsequently held the JV intends to claim damages in excess of $18.0 million (exclusive of interest). In accordance with the joint venture agreement establishing the JV, Poole & Kent would be entitled to approximately one-half of any damage award received by the JV.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

   FRANK T. MACINNIS, Age 58; Chairman of the Board and Chief Executive Officer of the Company since April 1994. Mr. MacInnis was elected to the additional position of President on February 26, 2004 and served as such until October 25, 2004. He also served as President of the Company from April 1994 to April 1997. From April 1990 to April 1994, Mr. MacInnis served as President and Chief Executive Officer, and from August 1990 to April 1994 as Chairman of the Board, of Comstock Group, Inc., a nationwide electrical contracting company. From 1986 to April 1990, Mr. MacInnis was Senior Vice President and Chief Financial Officer of Comstock Group, Inc. In addition, from 1986 to April 1994, Mr. MacInnis was also President of Spie Group Inc., which had interests in Comstock Group, Inc., Spie Construction Inc., a Canadian pipeline construction company, and Spie Horizontal Drilling Inc., a U.S. company engaged in underground drilling for the installation of pipelines and communications cable.

   ANTHONY J. GUZZI, Age 40; President and Chief Operating Officer since October 25, 2004. From August 2001, until he joined the Company, Mr. Guzzi served as President of the North American Distribution and Aftermarket Division of Carrier Corporation ("Carrier"). Carrier is a manufacturer and distributor of commercial and residential HVAC and refrigeration systems and equipment and a provider of aftermarket services and components of its own products and those of other manufacturers in both the HVAC and refrigeration industries. From January 2001 to August 2001, Mr. Guzzi was President of Carrier's Commercial Systems and Services Division, and from June 1998 to December 2000, he was Vice President and General Manager of Carrier's Commercial Sales and Services Division.

   SHELDON I. CAMMAKER, Age 65; Executive Vice President and General Counsel of the Company since September 1987 and Secretary of the Company since May 1997. Prior to September 1987, Mr. Cammaker was a senior partner of the New York City law firm of Botein, Hays & Sklar.

   LEICLE E. CHESSER, Age 58; Executive Vice President and Chief Financial Officer of the Company since May 1994. From April 1990 to May 1994, Mr. Chesser served as Executive Vice President and Chief Financial Officer of Comstock Group, Inc., and from 1986 to May 1994, Mr. Chesser was also Executive Vice President and Chief Financial Officer of Spie Group, Inc.

   R. KEVIN MATZ, Age 46; Senior Vice President - Shared Services of the Company since June 2003. From April 1996 to June 2003, Mr. Matz served as Vice President and Treasurer of the Company and Staff Vice President - Financial Services of the Company from March 1993 to April 1996. From March 1991 to March 1993, Mr. Matz was Treasurer of Sprague Technologies Inc., a manufacturer of electronic components.

   MARK A. POMPA, Age 40; Senior Vice President - Chief Accounting Officer and Treasurer of the Company since June 2003. From September 1994 to June 2003, Mr. Pompa was Vice President and Controller of the Company.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

   MARKET INFORMATION. EMCOR's common stock trades on the New York Stock Exchange under the symbol "EME".

   The following table sets forth high and low sales prices for the common stock for the periods indicated as reported by the New York Stock Exchange:

            2004                                               HIGH        LOW
            ----                                               ----        ---
            First Quarter ..........................          $45.12      $34.06
            Second Quarter .........................          $46.01      $35.80
            Third Quarter ..........................          $44.00      $37.52
            Fourth Quarter .........................          $47.38      $37.41

            2003                                               HIGH        LOW
            ----                                               ----        ---
            First Quarter ..........................          $55.20      $43.40
            Second Quarter .........................          $54.30      $45.61
            Third Quarter ..........................          $50.40      $39.79
            Fourth Quarter .........................          $45.14      $33.00

   HOLDERS. As of March 4, 2005, there were 127 stockholders of record and, as of that date, EMCOR estimates there were approximately 7,600 beneficial owners holding stock in nominee or "street" name.

   DIVIDENDS. EMCOR did not pay dividends on its common stock during 2004 or 2003, and it does not anticipate that it will pay dividends on its common stock in the foreseeable future. EMCOR's working capital credit facility limits the payment of dividends on its common stock.

   SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. The following table summarizes equity compensation plans that were approved by stockholders and equity compensation plans that were not approved by stockholders as of December 31, 2004:

                                                                Equity Compensation Plan Information

                                                     A                            B                             C
                                        --------------------------   --------------------------    --------------------------
                                                                                                      NUMBER OF SECURITIES
                                                                                                    REMAINING AVAILABLE FOR
                                        NUMBER OF SECURITIES TO BE        WEIGHTED AVERAGE           FUTURE ISSUANCE UNDER
                                         ISSUED UPON EXERCISE OF         EXERCISE PRICE OF         EQUITY COMPENSATION PLANS
                                           OUTSTANDING OPTIONS,         OUTSTANDING OPTIONS,         (EXCLUDING SECURITIES
PLAN CATEGORY                               WARRANTS AND RIGHTS          WARRANTS AND RIGHTS         REFLECTED IN COLUMN A)
--------------------------              --------------------------   --------------------------    --------------------------
Equity Compensation
  Plans Approved
  by Stockholders                                 624,288                          $16.85                   469,214(2)

Equity Compensation
  Plans Not Approved
  by Security Holders                           1,440,403(1)                       $34.43                   103,463(3)
                                                ---------                                                   -------

Total                                           2,064,691                          $32.56                   572,677
                                                =========                                                   =======

--------------
(1) 50,468 shares relate to options to purchase shares of Company common stock which are held by employees (other than executive officers) of the Company (the "Employee Options"), 1,259,398 shares relate to options to purchase shares of Company common stock which are held by executive officers of the Company (the "Executive Options"), 14,000 shares relate to options to purchase shares of Company common stock which are held by Directors of the Company (the "Director Options"), and 116,537 shares relate to restricted common stock units ("RSUs") described below under "Restricted Share Units."

(2) Includes 89,214 shares of Company common stock reserved for issuance under the 1997 Non-Employee Directors' Non-Qualified Stock Option Plan, 60,000 shares of Company common stock reserved for issuance under the 2003 Non-Employee Directors' Stock Option Plan, and 320,000 shares of Company common stock reserved for issuance under the 2003 Management Stock Incentive Plan. Subsequent to December 31, 2004, options to purchase 290,200 shares of Company common stock were granted under the 2003 Management Stock Incentive Plan.

(3)  Represents shares relating to the grant of RSU's.

EMPLOYEE OPTIONS

   The Employee Options referred to in note (1) to the immediately preceding table under Equity Compensation Plan Information (the "Table") vest over three years in equal annual installments, commencing with the first anniversary of the date of grant of the Employee Options. The Board of Directors granted such Employee Options to certain key employees of the Company based upon the performance of such employees. Such Employee Options have an exercise price per share equal to the fair market value of a share of Company common stock on their respective grant dates and have a term of ten years from the grant date.

EXECUTIVE OPTIONS

   140,000 of the Executive Options referred to in note (1) to the Table were granted to six executive officers in connection with employment agreements with the Company as of January 1, 1998, as amended (the "1998 Employment Agreements"). Pursuant to the terms of the 1998 Employment Agreements, each such executive officer received a fixed number of Executive Options on the first business day of 2000 and 2001 with respective exercise prices of $17.56 and $25.44 per share; in addition, Mr. MacInnis, Chairman of the Board and Chief Executive Officer of the Company, received an additional grant under his 1998 Employment Agreement of an option to purchase 200,000 shares with an exercise price of $19.75 per share. Such Executive Options vested on the first anniversary of the grant date, other than the option granted to Mr. MacInnis for 200,000 shares which vested in four equal installments based upon the Company's common stock reaching target stock prices of $25, $30, $35 and $40.

   488,135 of the Executive Options referred to in note (1) to the Table were granted to six executive officers in connection with employment agreements with the Company dated January 1, 2002 (the "2002 Employment Agreements") and 30,000 of the Executive Options were granted to Mr. Anthony Guzzi, President and Chief Operating Officer of the Company when he joined the Company in October 2004. Of these Executive Options, (a) an aggregate amount of 171,100 of such Executive Options were granted on December 14, 2001 with an exercise price of $41.70 per share, (b) an aggregate amount of 145,700 of such Executive Options were granted on January 2, 2002 with an exercise price of $46.35 per share, (c) an aggregate amount of 141,335 of such Executive Options were granted on January 2, 2003 with an exercise price of $54.73 and (d) 30,000 of such Executive Options were granted on October 25, 2004 with an exercise price of $38.68. The Executive Options referred to above in clause (a) were exercisable in full on the grant date. The Executive Options referred to above in clauses (b) and (c) were originally exercisable as follows; one-fourth on the grant date, one-fourth on the first anniversary of the grant date, one-fourth on the second anniversary of the grant date and one-fourth on the last business day of the calendar year immediately preceding the third anniversary of the grant date. However, on June 10, 2004, the Executive Options referred to in classes (b) and (c) were amended so that they became exercisable in full on that date in anticipation of a change in accounting rules requiring the expensing of stock options beginning in July 2005. The options granted to Mr. Guzzi vest in three equal annual installments, commencing with the first anniversary of the date of grant.

   On the first business day of 2005, the Company's executive officers were granted options under the Company's stockholder-approved 2003 Management Stock Incentive Plan to purchase an aggregate of 262,500 shares of Company common stock with an exercise price of $45.08 per share. These options are not included in the Table.

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

RESTRICTED SHARE UNITS

   An Executive Stock Bonus Plan (the "Stock Bonus Plan") was adopted by the Board of Directors in October 2000 and amended December 11, 2003. Pursuant to the Stock Bonus Plan, as amended, 25% of the annual bonus earned by each executive officer is automatically credited to him in the form of units ("RSUs") that will subsequently be converted into common stock at a 15% discount from the fair market value of common stock as of the date the annual bonus is determined. The units are to be converted into shares of common stock and delivered to the executive officer on the earliest of (a) the first business day following the day upon which the Company releases to the public generally its results in respect of the fourth quarter of the third calendar year following the year in respect of which the RSUs were granted ("Release Date"), (b) the executive officer's termination of employment for any reason or (c) immediately prior to a "change of control" (as defined in the Stock Bonus Plan). In addition, pursuant to the Stock Bonus Plan, each executive officer is permitted at his election to cause all or part of his annual bonus not automatically credited to him in the form of RSUs under the Stock Bonus Plan to be credited to him in the form of units ("Voluntary Units") that will subsequently be converted into common stock at a 15% discount from the fair market value of common stock as of the date the annual bonus is determined. An election to accept Voluntary Units under the Stock Bonus Plan must be made at least six months prior to the end of calendar year in respect of which the bonus will be payable. These Voluntary Units are to be converted into shares of common stock and delivered to the executive officer on the earliest of (a) the date elected by the executive officer, but in no event earlier than the Release Date, (b) the executive officer's termination of employment or (c) immediately prior to a "change of control." In addition, on October 25, 2004, when he joined the Company, Mr. Guzzi was granted 25,000 restricted stock units, and 12,500 of these units will be converted into an equal number of shares of the Company's common stock on the first business day immediately following the day upon which the Company releases to the public its results for the fourth quarter of each of 2004 and 2005, respectively.

ITEM 6. SELECTED FINANCIAL DATA

   The following selected financial data has been derived from audited financial statements and should be read in conjunction with the consolidated financial statements, the related notes thereto and the Report of Independent Registered Public Accounting Firm thereon included elsewhere in this and in previously filed annual reports on Form 10-K of EMCOR.

INCOME STATEMENT DATA
(In thousands, except per share data)

                                                                                  YEARS ENDED DECEMBER 31,
                                                  ----------------------------------------------------------------------------------
                                                    2004              2003              2002              2001               2000
                                                  ----------        ----------        ----------        ----------        ----------
Revenues .................................        $4,747,880        $4,534,646        $3,968,051        $3,419,854        $3,460,204
Gross profit .............................           446,902           482,454           482,634           391,823           357,817
Operating income .........................            42,129            47,057           115,539            88,682            78,925
Net income ...............................        $   33,207        $   20,621        $   62,902        $   50,012        $   40,089
                                                  ==========        ==========        ==========        ==========        ==========
Basic earnings per share .................        $     2.18        $     1.38        $     4.23        $     3.86        $     3.84
                                                  ==========        ==========        ==========        ==========        ==========
Diluted earnings per share ...............        $     2.13        $     1.33        $     4.07        $     3.40        $     2.95
                                                  ==========        ==========        ==========        ==========        ==========

BALANCE SHEET DATA
(In thousands)

                                                                                              AS OF DECEMBER 31,
                                                                  ------------------------------------------------------------------
                                                                    2004          2003          2002          2001           2000
                                                                  ----------    ----------    ----------    ----------    ----------
Stockholders' equity (a) .....................................    $  562,361    $  521,356    $  489,870    $  421,933    $  233,503
Total assets .................................................    $1,817,969    $1,795,247    $1,758,491    $1,349,664    $1,261,864
Goodwill .....................................................    $  279,432    $  277,994    $  290,412    $   56,011    $   67,625
Notes payable ................................................    $       --    $       --    $   21,815    $      573    $       --
Borrowings under working capital credit lines ................    $   80,000    $  139,400    $  112,000    $       --    $       --
Other long-term debt, including current maturities ...........    $      476    $      589    $    1,015    $      973    $  116,056
Capital lease obligations ....................................    $    1,662    $      339    $      351    $      249    $      573

---------------
(a) No cash dividends on EMCOR's common stock have been paid during the past five years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

   Revenues for the year ended December 31, 2004 were $4.75 billion compared to $4.53 billion and $3.97 billion for the years ended December 31, 2003 and 2002, respectively. Net income was $33.2 million for 2004 compared to $20.6 million for 2003 and $62.9 million for 2002. Diluted earnings per share on net income were $2.13 per share for 2004 compared to $1.33 per share for 2003 and $4.07 per share for 2002.

   Positively impacting 2004 net income and diluted earnings per share were increased operating income from the United Kingdom construction and facilities segment which reported breakeven results for 2004 compared to an operating loss of $22.4 million for 2003, increased gross profits from transportation infrastructure, financial services, healthcare and hospitality work for the United States electrical construction and facilities services segment and a reduction in the provision for income taxes of approximately $16.3 million in 2004 and 2003. This was offset by decreased gross profits due to: (a) poor contract performance on certain work in the United States mechanical and the Canada construction and facilities services segments; (b) continued decreased availability of higher margin discretionary small project spending and repair and maintenance work in certain geographical markets in the United States; (c) continued heightened price competition for commercial, industrial and public sector work in the United States; and (d) increased prices for certain fixed price construction project materials, particularly in Canada.

   The 2004 results were also positively affected by the implementation of significant strategic decisions and management changes initiated by EMCOR Group, Inc. senior management in late 2003 and during 2004. These actions included a curtailment in bidding for public sector work, replacement of senior management at certain business units and reductions in selling, general and administrative expenses in all segments. Related to these actions were $8.3 million of restructuring expenses in 2004, principally employee severance obligations. EMCOR will continue to focus during 2005 on controlling selling, general and administrative expenses, increasing revenues from multi-year facilities services contracts and selective estimating and bidding of work. At the same time, a continued gradual improvement in commercial construction is anticipated.

   Management believes it has positioned EMCOR to benefit from the strategic decisions and management changes initiated in late 2003 and during 2004; however, there is no assurance that there will be significantly improved future results if economic conditions, with respect to the availability of more profitable private sector work affecting EMCOR and the construction industry generally, do not continue to improve and competitive pressures do not ease.

   Results of operations for 2003 compared to 2002 were positively impacted by the acquisition of the capital stock of Consolidated Engineering Services, Inc. ("CES") in December 2002 and an increase in revenues and income generated by United States facilities services operations and United States transportation infrastructure work. However, the 2003 results compared to 2002 were negatively impacted by: (a) poor performance in the United Kingdom construction operations;
(b) increased competition for, and a related decrease in gross profit margin on, commercial and industrial work in the United States due to a continuing decline in commercial and industrial work in the United States resulting from the economic recession; (c) reduced private sector spending on small and discretionary projects and repairs and maintenance work resulting from the economic recession; (d) an increase in the percentage of work relating to public sector construction that typically has lower gross profit margins than private sector work; (e) lower than historical gross profit margins on several United States projects as a result of poor contract performance; and (f) reduced labor productivity due to the uncertain job market. (The foregoing factors affecting the United States subsidiaries are hereafter referred to collectively as the "2003 Unfavorable United States Market Conditions").

   The consolidated results of operations for EMCOR for the year ended December 31, 2002 include the results of operations of (a) a group of companies (the "Acquired Comfort Companies") acquired from Comfort Systems USA, Inc. and (b) CES from their respective dates of acquisition in 2002. EMCOR acquired one additional company during each of 2003 and 2002, and their results of operations are also included from their respective dates of acquisition. See Note C - Acquisitions of Businesses and Disposition of Assets of the notes to
consolidated   financial   statements   for   additional   discussion  of  these
transactions.

OPERATING SEGMENTS

   EMCOR has the following reportable segments which provide services associated with the design, integration, installation, startup, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for generation and distribution of electrical power, lighting systems, low-voltage systems such as fire alarm, security, communications and process control systems and voice and data systems); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration, and clean-room ventilation systems, and plumbing, process and high-purity piping systems); (c) United States facilities services; (d) Canada construction and facilities services; (e) United Kingdom construction and facilities services; and (f) Other international construction and facilities services. The segment "United States facilities services" principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers' facilities (mobile operation and maintenance services, site-based operation and maintenance services, facility planning and consulting services, energy management programs and the design and construction of energy-related projects) which services are not related to customers' construction programs. The Canada, United Kingdom and Other international segments perform electrical construction, mechanical construction and facilities services. The "Other international construction and facilities services" segment represents EMCOR's operations outside of the United States, Canada and the United Kingdom (primarily in South Africa and the Middle East during the periods presented). EMCOR's interest in its South African joint venture was sold in July 2004.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

   The consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. EMCOR's significant accounting policies are described in Note B - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of this Form 10-K. There was no initial adoption of any accounting policies during 2004. EMCOR believes that some of the more critical judgment areas in the application of accounting policies that affect the financial condition and results of operations are the impact of changes in the estimates and judgments pertaining to: (a) revenue recognition from (i) long-term construction contracts for which the percentage of completion method of accounting is used and (ii) services contracts; (b) collectibility or valuation of accounts receivable; (c) insurance liabilities;
(d) income taxes; and (e) intangible assets.

REVENUE RECOGNITION FROM LONG-TERM CONSTRUCTION CONTRACTS AND SERVICES CONTRACTS

   EMCOR believes its most critical accounting policy is revenue recognition from long-term construction contracts for which EMCOR uses the percentage-of-completion method of accounting. Percentage-of-completion accounting is the prescribed method of accounting for long-term contracts in accordance with accounting principles generally accepted in the United States, Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," and accordingly, the method used for revenue recognition within EMCOR's industry. Percentage-of-completion for each contract is measured principally by the ratio of costs incurred to date to perform each contract to the estimated total costs to perform such contract at completion. Certain of EMCOR's electrical contracting business units measure percentage-of-completion by the percentage of labor costs incurred to date to perform each contract to the estimated total labor costs to perform such contract at completion. Provisions for the entirety of estimated losses on uncompleted contracts are made in the period in which such losses are determined. Application of percentage-of-completion accounting results in the recognition of costs and estimated earnings in excess of billings on uncompleted contracts in EMCOR's consolidated balance sheets. Costs and estimated earnings in excess of billings on uncompleted contracts reflected in the consolidated balance sheets arise when revenues have been recognized but the amounts cannot be billed under the terms of contracts. Such amounts are recoverable from customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. Costs and estimated earnings in excess of billings on uncompleted contracts also include amounts EMCOR seeks or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price, or other customer-related causes of unanticipated additional contract costs (unapproved change orders and claims). Such amounts are recorded at estimated net realizable value and take into account factors that may affect the ability to bill unbilled revenues and collect amounts after billing. No profit is recognized on the construction costs incurred in connection with claim amounts. As of December 31, 2004 and 2003, costs and estimated earnings in excess of billings on uncompleted contracts included unbilled revenues for unapproved change orders of approximately $65.4 million and $43.0 million, respectively, and claims of approximately $53.5 million and $51.4 million, respectively. In addition, accounts receivable as of December 31, 2004 and 2003 include claims of approximately $5.4 million and $9.4 million, respectively, and contractually billed amounts related to such contracts of approximately $75.5 million and $53.1 million, respectively. Generally, contractually billed amounts will not be paid by the customer to EMCOR until final resolution of related claims. Due to uncertainties inherent in estimates employed in applying percentage-of-completion accounting, estimates may be revised as project work progresses. Application of percentage-of-completion accounting requires that the impact of revised estimates be reported prospectively in the consolidated financial statements. In addition to revenue recognition for long-term construction contracts, EMCOR recognizes revenues from services contracts as such contracts are performed in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition, revised and updated" ("SAB 104"). There are two basic types of services contracts: (a) fixed price services contracts which are signed in advance for maintenance, repair and retrofit work over periods typically ranging from one to three years (pursuant to which there may be EMCOR employees on a customer's site full time) and (b) services contracts which may or may not be signed in advance for similar maintenance, repair and retrofit work on an as needed basis (frequently referred to as time and material work). Fixed price services contracts are generally performed over the contract period, and accordingly, revenue is recognized on a pro-rata basis over the life of the contract. Revenues derived from other services contracts are recognized when the services are performed in accordance with SAB 104. Expenses related to all services contracts are recognized as incurred.

ACCOUNTS RECEIVABLE

   EMCOR is required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the realization of receivables. Relevant assessment factors include the creditworthiness of the customer, EMCOR's prior collection history with the customer and related aging of past due balances. The provisions for bad debts during 2004, 2003, and 2002 amounted to approximately $7.0 million, $11.2 million and $3.4 million, respectively. The increase of $7.9 million in this provision for 2003 compared to 2002 primarily related to the potential non-payment of an account receivable of approximately $5.8 million due to the publicly reported financial difficulties of the customer which owed that amount. This receivable was written-off against the allowance for doubtful accounts in 2004. At December 31, 2004 and 2003, accounts receivable of $1,073.5 million and $1,009.2 million, respectively, included allowances for doubtful accounts of $36.2 million and $43.7 million, respectively. Specific accounts receivable are evaluated when EMCOR believes a customer may not be able to meet its financial obligations due to a deterioration of its financial condition or its credit ratings. The allowance requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis and as additional information is received.

INSURANCE LIABILITIES

   EMCOR has deductibles for certain workers' compensation, auto liability, general liability and property claims, has self-insured retentions for certain other casualty claims and is self-insured for employee-related health care claims. Losses are recorded based upon estimates of the liability for claims incurred and an estimate of claims incurred but not reported. The liabilities are derived from known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate of these obligations. EMCOR believes its liabilities for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences and effectiveness of safety and risk management programs. Therefore, if actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period that the experience becomes known.

INCOME TAXES

   EMCOR had net deferred tax assets primarily resulting from deductible temporary differences of $2.5 million and $18.8 million at December 31, 2004 and 2003, respectively, which will reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. As of December 31, 2004 and 2003, the total valuation allowance on net deferred tax assets was approximately $10.9 million and $2.0 million, respectively. The increase in the valuation allowance was recorded to reduce net deferred tax assets related to net operating losses and other temporary differences of the United Kingdom construction and facilities services segment inasmuch as there is uncertainty of sufficient future income to realize the benefit of such deferred tax assets.

INTANGIBLE ASSETS

   As of December 31, 2004, EMCOR had goodwill and net identifiable intangible assets (primarily the market value of its backlog, customer relationships and trademarks and tradenames) of $279.4 million and $18.8 million, respectively, arising out of the acquisition of companies. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") requires goodwill to be tested for impairment, on at least an annual basis, and be written down when impaired, rather than amortized as previous standards required. Furthermore, SFAS 142 requires that identifiable intangible assets other than goodwill be amortized over their useful lives unless these lives are determined to be indefinite. Changes in strategy and/or market conditions may result in adjustments to recorded intangible asset balances. As of December 31, 2004, no indicators of impairment of its goodwill or identifiable intangible assets resulted from EMCOR's annual impairment review, which was performed in accordance with the provisions of SFAS 142 and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The review under SFAS 144 also included long-term assets related to the United Kingdom that were determined not to be impaired. See Note B - Summary of Significant Accounting Policies of the notes to consolidated financial statements for additional discussion of the provisions of SFAS 142 and SFAS 144.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

   The reportable segments reflect, in all years presented, reclassifications of certain expenses within the income statement for the prior years and reclassifications of certain business units among the segments due to changes in EMCOR's internal reporting structure.

REVENUES

   As described below in more detail, revenues for 2004 increased 4.7% to $4.75 billion compared to $4.53 billion for 2003. This revenue growth was principally due to: (a) increased work on United States transportation infrastructure, financial services, healthcare, and hospitality construction projects; (b) the impact of favorable foreign exchange rate changes on revenues amounting to $19.7 million in the Canada construction and facilities services segment (despite reduced revenues as a consequence of certain power generation and healthcare projects having been completed in 2003) and amounting to $72.6 million in the United Kingdom construction and facilities services segment; and (c) an increase in the number of United States site-based facilities services contracts. This growth in revenues was partially offset by reduced revenues from power generation projects, office and manufacturing construction projects, and repair and maintenance work in the United States.

   Contract backlog as of December 31, 2004 was approximately $2.8 billion, a $0.2 billion decrease compared with backlog of approximately $3.0 billion as of December 31, 2003. Backlog is not a term recognized under accounting principles generally accepted in the United States; however, it is a common measurement used in EMCOR's industry. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of the facilities services contracts, except if the remaining term of a facilities services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only 12 months of revenues. The decrease was primarily related to completion of the prior year's backlog, combined with the curtailment in bidding for public sector and other long-term contracts. The 2004 decrease in backlog can be expected to result in lower revenues in 2005 than in 2004. Factors such as availability of additional work and the timing thereof, in 2005, may also impact total 2005 revenues. The impact of these factors, however, is not possible to predict with certainty.

   The $566.6 million increase in revenues for 2003 when compared to 2002 was primarily due to revenues of $508.4 million from companies acquired in 2003 and 2002 and to increased revenues in the United States electrical construction and facilities services and United States facilities services segments (excluding companies acquired in 2003 and 2002) of $85.1 million and $19.7 million, respectively. Excluding companies acquired in 2003 and 2002, revenues for the United States mechanical construction and facilities services segment were lower for 2003 than for 2002.

   The following table presents EMCOR's revenues by operating segment and the approximate percentages that each segment's revenues was of total revenues for the years ended December 31, 2004, 2003 and 2002 (in millions, except for percentages):

                                                                                         % OF                % OF              % OF
                                                                               2004      TOTAL     2003      TOTAL    2002     TOTAL
                                                                            ----------   -----  ----------   -----  ---------- -----
Revenues from unrelated entities:
  United States electrical construction and facilities services ........    $  1,235.3    26%   $  1,239.5    27%   $  1,152.4   29%
  United States mechanical construction and facilities services ........       1,825.7    38%      1,715.8    38%      1,715.4   43%
  United States facilities services ....................................         727.6    15%        661.2    15%        250.0    6%
                                                                            ----------          ----------          ----------
  Total United States operations .......................................       3,788.6    80%      3,616.5    80%      3,117.8   79%
  Canada construction and facilities services ..........................         280.8     6%        346.8     8%        316.3    8%
  United Kingdom construction and facilities services ..................         678.5    14%        571.3    13%        533.9   13%
  Other international construction and facilities services .............            --    --            --    --            --   --
                                                                            ----------          ----------          ----------
Total worldwide operations .............................................    $  4,747.9   100%   $  4,534.6   100%   $  3,968.0  100%
                                                                            ==========          ==========          ==========

   Revenues of the United States electrical construction and facilities services segment for 2004 decreased $4.2 million compared to 2003. The decrease in revenues was primarily due to fewer power generation and manufacturing construction projects available, partially offset by an increase in the availability of transportation infrastructure, financial services and hospitality work. Revenues for 2003 increased by $87.1 million compared to 2002. This increase in revenues was primarily due to an increase in transportation infrastructure and power generation work, partially offset by a significant decline in private sector commercial work, which includes offices, manufacturing facilities and hotels. Of all of the major urban centers served by EMCOR, the New York City area market in 2003 experienced the largest reduction in revenues from private sector commercial work compared to 2002. This 2003 decline in revenues from private sector commercial work (when compared to 2002) was offset by increased public sector work in the Washington D.C. area market, increased transportation infrastructure work in the Denver area and increased power generation and transportation infrastructure work in California.

   Revenues of the United States mechanical construction and facilities services segment for 2004 increased $109.9 million compared to 2003. The increase in revenues was primarily attributable to increased work on healthcare, hospitality and financial services construction projects, partially offset by decreased power generation work and commercial work, including discretionary small projects and repair and maintenance work. Revenues for 2003 increased $0.4 million compared to 2002 principally due to increases in the education and institutional sectors related to increased public sector spending, partially offset by significantly decreased commercial office, manufacturing and power generation work due to a fall off in availability of such work. In 2003, EMCOR's mid-western markets were particularly negatively impacted by a fall off in available outage upgrade and replacement work at manufacturing facilities. In addition, revenues in 2003 were negatively impacted by declines in small and discretionary projects and repairs and maintenance work caused largely by the cooler than normal summer weather conditions in parts of the United States.

   United States facilities services segment revenues increased $66.4 million for 2004 compared to 2003. The increase in revenues was primarily attributable to increased site-based facilities services contracts as a result of increased sales efforts. Revenues increased by $411.2 million for 2003 compared to 2002. The increase in revenues for 2003 was primarily due to revenues of $387.5 million attributable to the CES acquisition and increased site-based facilities services contracts, partially offset by a decline in certain small and discretionary projects due to increased competition resulting in fewer projects awarded to EMCOR. Additionally, a reduction in demand for mobile services, which services had been adversely affected by cooler than normal 2003 summer weather conditions in parts of the United States, contributed to a decrease in 2003 revenues.

   Revenues of Canada construction and facilities services decreased by $66.0 million for 2004 compared to 2003. This decrease was primarily due to the completion in 2003 of certain long-term power generation and healthcare projects active in 2003, partially offset by increased revenues from power transmission projects. The decrease was also partially offset by $19.7 million of increased revenues resulting from the impact of changes in the rates of exchange for Canadian dollars to United States dollars due to the strengthening of the Canadian dollar. Revenues increased by $30.5 million for 2003 as compared to 2002. The increase in revenues for 2003 was primarily attributable to an increase of $36.7 million resulting from the impact of changes in the rates of exchange for Canadian dollars to United States dollars due to strengthening of the Canadian dollar. But for the exchange rates, Canada's construction and facilities services revenues for 2003 when compared to 2002 would have decreased due to a temporary scale-back in work on certain long-term power generation projects attributable to a customer's project scheduling.

   United Kingdom construction and facilities services revenues increased $107.2 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. This increase in revenues was principally due to an increase of $72.6 million resulting from the impact of changes in the rates of exchange for British pounds to United States dollars because of strengthening of the British pound and to increases in transportation infrastructure work. Revenues increased $37.4 million for 2003 compared to 2002, due to an increase of $47.5 million related to changes in the rates of exchange for British pounds to United States dollars because of strengthening of the British pound. But for exchange rates, revenues for 2003 would have declined because of implementation of a planned reduction in bidding for certain types of institutional and government-sponsored construction projects.

   Other international construction and facilities services activities consist of operations primarily in South Africa (until the sale of EMCOR's interest in a South African joint venture in July 2004) and in the Middle East. During 2004, 2003 and 2002, all of the projects in these markets were performed by joint ventures, and accordingly, the results of these joint venture operations were accounted for under the equity method of accounting because either EMCOR had less than majority ownership or was not subject to a majority of the risk of loss from the joint venture activities and was not entitled to receive a majority of the joint venture's residual returns. Accordingly, revenues attributable to such joint ventures were not reflected as revenues in the consolidated financial statements. EMCOR continues to pursue new business selectively in the Middle Eastern and European markets; however, the availability of opportunities there has been significantly reduced as a result of local economic factors, particularly in the Middle East.

COST OF SALES AND GROSS PROFIT

   The following table presents EMCOR's cost of sales, gross profit, and gross profit as a percentage of revenues for the years ended December 31, 2004, 2003 and 2002 (in millions, except for percentages):

                                                                                  2004                  2003               2002
                                                                               ----------            ----------         ----------
Cost of sales ....................................................             $  4,301.0            $  4,052.2         $  3,485.4
Gross profit .....................................................             $    446.9            $    482.5         $    482.6
Gross profit as a percentage of revenues .........................                    9.4%                 10.6%              12.2%

   2004 gross profit (revenues less cost of sales) decreased $35.6 million for 2004 compared to 2003. Gross profit as a percentage of revenues was 9.4% for 2004 compared to 10.6% for 2003. Gross profit for 2004 was lower than in the prior year, despite greater revenues than in 2003, primarily due to: (a) greater than originally estimated labor requirements to perform work as well as continued reduced labor productivity due to the uncertain construction job market; (b) reduced availability of higher margin discretionary small project spending and repair and maintenance work; (c) increased competition for, and a related decrease in gross profit margin on, commercial, industrial and public sector work in the United States; and (d) increased prices for material required for certain construction projects, which price increases particularly negatively impacted the Canada construction and facilities services segment gross profit. Positively impacting 2004 gross profit was improved United Kingdom construction and facilities services segment project performance and increased gross profit from United States transportation infrastructure, financial services, healthcare and hospitality projects due to the increased availability and successful performance of these types of projects. Additionally, total gross profit increased $5.7 million in 2004 compared to 2003, primarily resulting from the impact of changes in the rates of exchange for British pounds to United States dollars amounting to $5.8 million, partially offset by a $0.1 million decrease resulting from the impact of changes in the rates of exchange for Canadian dollars to United States dollars.

   Gross profit decreased $0.1 million for 2003 compared to 2002. Gross profit as a percentage of revenues was 10.6% for 2003 compared with 12.2% for 2002. Gross profit as a percentage of revenues for 2003 compared to 2002 decreased primarily due to poor performance in the United Kingdom construction and facilities services segment and the 2003 Unfavorable United States Market Conditions (previously discussed in the Overview above); this decline was offset in part by $93.7 million of gross profit attributable to the companies acquired in 2003 and 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   The following table presents EMCOR's selling, general and administrative expenses, and selling, general and administrative expenses as a percentage of revenues, for the years ended December 31, 2004, 2003 and 2002 (in millions, except for percentages):

                                                                                                 2004           2003         2002
                                                                                               --------       --------     --------
Selling, general and administrative expenses ..........................................        $  399.3       $  435.4     $  367.1
Selling, general and administrative expenses as a percentage of revenues ..............             8.4%           9.6%         9.3%

   Selling, general and administrative expenses for 2004 decreased $36.1 million compared to 2003. Selling, general and administrative expenses as a percentage of revenues were 8.4% for 2004 compared to 9.6% for 2003. This decline in selling, general and administrative expenses both in dollars and as a percentage of revenues was primarily attributable to lower salary costs and other variable costs associated with reductions in personnel. The decrease was offset by an increase of $6.8 million for 2004 compared to 2003 resulting from the impact of changes in the rates of exchange for United Kingdom and Canadian currencies to United States dollars, and an increase of $0.6 million in expense for the amortization of identifiable intangible assets.

   Selling, general and administrative expenses for 2003 increased $68.3 million compared to 2002. As a percentage of revenues, total selling, general and administrative expenses increased from 9.3% in 2002 to 9.6% in 2003. For 2003, selling, general and administrative expenses included amortization expense of $2.8 million attributable to identifiable intangible assets associated with acquisitions compared to $0.8 million for 2002. Selling, general and administrative expenses (excluding companies acquired in 2003 and 2002 and related amortization expense) for 2003 were approximately $302.8 million (8.4% of revenues) compared to $307.5 million (8.9% of revenues) for 2002. This decrease in selling, general and administrative expenses was attributable to a managed reduction of both variable expenses (including reduced incentive compensation related to less favorable financial performance and reduction in personnel) and fixed expenses (such as building occupancy costs).

RESTRUCTURING EXPENSES

   Restructuring expenses, primarily relating to employee severance obligations, were $8.3 million for 2004. Approximately $7.0 million of the restructuring obligations were paid prior to December 31, 2004. EMCOR anticipates paying substantially all of the remaining obligations in 2005. There were no restructuring expenses for the year ended December 31, 2003 or 2002.

GAIN ON SALE OF ASSETS AND EQUITY INVESTMENT

   The gain on sale of assets of $2.8 million for the year ended December 31, 2004 was related to the September 2004 sale of assets of EMCOR's United Kingdom Delcommerce equipment rental services division. Contemporaneously with the sale, EMCOR entered into a long-term agreement to utilize the equipment rental services of the purchaser, a publicly traded United Kingdom company. The $1.8 million gain on sale of an equity investment of 2004 was attributable to the August 2004 sale of EMCOR's interest in a South African joint venture, the operating results of which had been reported previously in the Other international segment. There were no sales of assets or equity investments in either 2003 or 2002 other than the disposal of property, plant and equipment in the normal course of business.

OPERATING INCOME

   The following table presents EMCOR's operating income by segment, and each segment's operating income as a percentage of its segment's revenues, for the years ended December 31, 2004, 2003 and 2002 (in millions, except for percentages):

                                                                                       % OF                % OF               % OF
                                                                                      SEGMENT             SEGMENT            SEGMENT
                                                                              2004    REVENUES    2003    REVENUES   2002   REVENUES
                                                                             ------   --------   ------   --------  ------  --------
Operating income (loss):
   United States electrical construction and facilities services ......      $ 81.2     6.6%     $ 57.8     4.7%    $ 79.3    6.9%
   United States mechanical construction and facilities services ......        (1.4)     --        25.6     1.5%      59.9    3.5%
   United States facilities services ..................................        14.2     2.0%       18.4     2.8%       4.4    1.8%
                                                                             ------              ------             ------
   Total United States operations .....................................        94.0     2.5%      101.8     2.8%     143.6    4.6%
   Canada construction and facilities services ........................       (11.9)     --         2.0     0.6%       3.3    1.0%
   United Kingdom construction and facilities services ................         0.0      --       (22.4)     --        0.0     --
   Other international construction and facilities services ...........         0.5      --         0.3      --       (0.1)    --
   Corporate administration ...........................................       (35.0)     --       (34.7)     --      (31.3)    --
   Restructuring expense ..............................................        (8.3)     --          --      --         --     --
   Gain on sale of assets .............................................         2.8      --          --      --         --     --
                                                                             ------              ------             ------
   Total worldwide operations .........................................        42.1     0.9%       47.0     1.0%     115.5    2.9%
Other corporate items:
   Interest expense ...................................................        (8.9)               (8.9)              (4.1)
   Interest income ....................................................         1.9                 0.7                2.0
   Gain on sale of equity investment ..................................         1.8                  --                 --
   Minority interest ..................................................        (3.8)               (1.9)              (1.1)
   Income before taxes ................................................      $ 33.2              $ 36.9             $112.3

   As described in more detail below, operating income was $42.1 million for 2004, $47.0 million for 2003 and $115.5 million for 2002. 2004 operating income decreased $4.9 million compared to 2003, primarily due to restructuring expenses of $8.3 million. Excluding 2004 restructuring expenses of $8.3 million and a gain on the sale of assets of $2.8 million, operating income increased $0.5 million compared to 2003. Operating income for 2004 was also impacted by other factors previously discussed in the Overview above. The decrease in 2003 operating income compared to 2002 operating income was primarily attributable to the 2003 Unfavorable United States Market Conditions (previously discussed in the Overview above), and operating losses from the United Kingdom construction and facilities services segment. Operating income was favorably impacted by $9.8 million, $4.5 million and $2.3 million in reduction of insurance liabilities previously established for insurance exposures as a consequence of effective risk management and safety programs for 2004, 2003 and 2002, respectively.

   United States  electrical  construction  and  facilities  services  operating income for 2004 increased $23.4 million compared to 2003. This segment's increased operating income in 2004 was attributable principally to increased gross profit on transportation infrastructure, financial services, and hospitality construction projects due to the increased availability and successful performance of these types of projects. Selling, general and administrative expenses decreased in 2004 due to lower salary costs and other variable costs associated with reductions in personnel. The decrease in operating income for 2003 of $21.5 million as compared to 2002, and the related decrease in operating income as a percentage of revenues, was primarily attributable to the 2003 Unfavorable United States Market Conditions (previously discussed in the Overview above). In 2003, the New York City area market was particularly adversely impacted by a significant decline in commercial work and by unprofitable performance of power generation work. The overall 2003 decrease was partially offset by profitable performance of transportation infrastructure, certain power generation work and project close-outs. In addition, 2003 selling, general and administrative expenses (excluding that attributable to companies acquired in 2002) compared to 2002 decreased by approximately $19.1 million. This decrease was mostly related to a reduction in incentive compensation, which was attributable to less favorable financial performance, a reduction in personnel and a reduction in other variable expenses.

   The United States mechanical construction and facilities services operating loss for 2004 was $1.4 million compared to operating income of $25.6 million for 2003. The segment's 2004 operating loss was primarily attributable to: (a) decreases in the expected recovery of estimated costs upon completion of certain projects, principally in the Western United States; (b) poor contract performance on certain construction work related to greater labor requirements than originally estimated to perform the work and continued reduced labor productivity due to the uncertain construction job market; (c) a continued decrease in the availability of generally more profitable discretionary small projects and repair and maintenance work due to general economic conditions negatively impacting commercial construction spending; and (d) increased competition for, and a related decrease in gross profit margin on, commercial, industrial and public sector work. Partially offsetting these operating results were decreased selling, general and administrative expenses attributable to lower salary costs and other variable costs associated with reductions in personnel and to reduced incentive compensation due to less favorable financial performance. This segment's operating income decreased by $34.3 million for 2003 compared to 2002. This decrease in operating income and decrease as a percentage of revenues for 2003 was primarily due to the 2003 Unfavorable United States Market Conditions (previously discussed in the Overview above). The mid-western markets were negatively impacted by a significant reduction in available work on manufacturing projects, the western markets were negatively impacted by reduced income from power generation work, and other United States markets were negatively impacted by reduced repairs and maintenance work caused largely by the cooler than normal summer weather conditions. This decrease in operating income was partially offset by increased income from additional water and wastewater treatment facilities projects for 2003 compared to 2002. In addition, selling, general and administrative expenses decreased by approximately $11.5 million in this segment for 2003 compared to 2002. This decrease was mostly related to a reduction in incentive compensation related to less favorable financial performance, reduction in personnel and reduction in other variable expenses.

   United States facilities services operating income for 2004 decreased $4.2 million compared to 2003. The reduced operating income was primarily related to a decrease in revenues from, and profits earned on, discretionary small projects and repair and maintenance work due to general economic conditions negatively impacting commercial construction spending and an increase in expenses for site-based facilities services business development. In addition, during 2004 this segment also incurred approximately $2.3 million of losses on certain construction projects, outside of the normal facilities services operations of this segment, that were contracted for by a subsidiary in this segment prior to its acquisition by EMCOR. The decrease in operating income for 2004 was partially offset by a reduction in selling, general and administrative expenses related to lower salary costs and other variable costs associated with reductions in personnel. United States facilities services operating income increased by $14.0 million for 2003 compared to 2002. The increase in operating income was primarily attributable to income of $13.5 million from CES and an increase in the number of site-based facilities services contracts resulting from business development activities. The increase was partially offset by reduced income from certain small and discretionary projects due to increased competition and from mobile services, which services were adversely affected by cooler than normal summer weather conditions in parts of the United States.

   Canada construction and facilities services operating loss for 2004 was $11.9 million compared to operating income of $2.0 million for 2003. The 2004 losses were primarily due to greater labor requirements than originally estimated to perform certain projects, increased material prices and the completion of certain long-term power generation projects in 2003 not present in 2004. The impact of exchange rate movements increased operating losses by $1.5 million for 2004 compared to 2003. Canada construction and facilities services operating income decreased by $1.3 million for 2003 compared to 2002. This decrease was principally due to: (a) increased hospital and school construction projects and less manufacturing outage work in 2003 compared to 2002, since hospital and school construction projects generally have lower gross profits than the manufacturing outage work and (b) decreased profit from several longer-term power generation projects. The decline was offset in part by $0.2 million of an increase in operating income resulting from the impact of the change in exchange rates due to strengthening of the Canadian dollar.

   United Kingdom construction and facilities services operating income was breakeven for 2004 compared to an operating loss of $22.4 million for 2003. This improvement was primarily attributable to an improvement in the 2004 gross profit as there was profitable performance of work in 2004 in contrast to contracts causing large losses in 2003, which 2003 contracts were substantially completed by December 31, 2003. The improvement in 2004 operating income was also attributable to reductions in selling, general and administrative expenses related to a reorganization of the United Kingdom operations in late 2003.
United Kingdom construction and facilities services reported a $22.4 million operating loss in 2003 compared to breakeven results for 2002. The 2003 operating loss was primarily attributable to: (a) net unfa-
vorable settlements and closeouts of certain construction projects completed during that year; (b) increased bad debt expense of $5.8 million in 2003 primarily related to the potential non-payment of a large customer account receivable (which account receivable was written-off against the allowance for doubtful accounts in 2004); (c) reorganization expenses of approximately $2.0 million related to employee severance expenses and the closing of several offices; and (d) $1.5 million resulting from the impact of the change in exchange rates due to strengthening of the British pound.

   Other international construction and facilities services operating income was $0.5 million for 2004 compared to operating income of $0.3 million for 2003 and $0.1 million of operating loss for 2002. EMCOR continues to pursue new business selectively in the Middle Eastern and European markets; however, the availability of opportunities has been significantly reduced as a result of local economic factors, particularly in the Middle East.

      General corporate expenses for 2004 increased by $0.3 million compared to 2003 and increased by $3.4 million for 2003 compared to 2002. General corporate expenses for 2004 compared to 2003 have been negatively impacted by higher audit fees and other costs of complying with the provisions of the Sarbanes - Oxley Act of 2002. However, these increased costs have been largely offset by other expense reductions. The increase in general corporate expenses for 2003 compared to 2002 was primarily related to an increase in personnel required to support the business growth related to acquisitions and increased marketing expenses associated with EMCOR's brand awareness campaign, which promotes the EMCOR brand in the United States on the national and local level.

   Interest expense was $8.9 million for both 2004 and 2003. The decrease in borrowings under EMCOR's revolving credit facility for 2004 was offset by the impact of increases in interest rates during the year. Interest expense increased by $4.8 million in 2003 compared to 2002 principally due to increased borrowing under EMCOR's revolving credit facility as a result of the 2002 acquisition of CES.

      Interest income increased by $1.2 million for 2004 compared to 2003 due to interest earned on cash provided by the United Kingdom construction and facilities services segment, as such cash was invested in the United Kingdom at interest rates greater than the net cost of borrowing under EMCOR's revolving credit facility. Interest income decreased by $1.3 million for 2003 compared to 2002 due to repayment of increased borrowings for working capital under EMCOR's revolving credit facility.

   The income tax benefit of less than $0.05  million for 2004 was  comprised of
(a) $13.9 million of income tax provision on pre-tax  earnings of $33.2 million,
(b) $8.2 million of income tax provision related to a valuation allowance recorded to reduce net deferred tax assets related to net operating losses and other temporary differences of the United Kingdom construction and facilities services segment inasmuch as there is uncertainty of sufficient future income to realize the benefit of such deferred tax assets and (c) the partial offset of such income tax provisions by $22.1 million of income tax benefits for income tax reserves no longer required based on current analysis of probable exposures. The provision on income before income taxes for 2004, 2003 and 2002 was recorded at an effective income tax rate of approximately 42%.

LIQUIDITY AND CAPITAL RESOURCES

   The following table presents EMCOR's net cash provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2004 and 2003 (in millions):

                                                              2004       2003
                                                             -------    -------
Net cash provided by operating activities ..............     $  54.5    $   1.6
Net cash used in investing activities ..................     $  (4.0)   $ (23.6)
Net cash (used in) provided by financing activities ....     $ (58.4)   $   7.1

   The Company's consolidated cash balance decreased by $7.9 million from $78.3 million at December 31, 2003 to $70.4 million at December 31, 2004. Net cash provided by operating activities for 2004 was $54.5 million, an increase of $52.9 million from net cash provided by operating activities of $1.6 million for 2003. The increase in cash provided by operating activities in 2004 compared to 2003 was primarily due to an increase in net income of $12.6 million, a decrease in net operating assets and liabilities of $41.2 million and a $0.9 million decrease related to other items. This increase in 2004 cash provided by operating activities was in contrast to the cash provided by operating activities of $1.6 million in 2003, as 2003 was impacted by the shift toward increased public sector work, which work typically involves larger projects and significant working capital requirements until initial billing milestones can be reached. Net cash used in investing activities in 2004 of $4.0 million consisted primarily of earn-out payments of $1.6 million for acquisitions in prior periods, net disbursements for other investments of $1.3 million and $16.1 million for purchases of property, plant and equipment, offset by $10.1 million of proceeds from the sale of assets and an equity investment and $5.0 million of proceeds from the sale of property, plant and equipment. This activity compares to net cash used in investing activities for 2003 of $23.6 million, which consisted primarily of aggregate payments of $8.9 million for acquisitions in 2003 and earn-out payments of $2.0 million for acquisitions in prior periods, net disbursements for other investments of $1.8 million and $17.9 million for purchases of property, plant and equipment, offset by $5.2 million of payments received pursuant to indemnity provisions of acquisition agreements and $1.9 million of proceeds from the sale of property, plant and equipment. Net cash used in financing activities for 2004 of $58.4 million was primarily attributable to net payments under working capital credit lines of $59.4 million, offset by proceeds from the exercise of stock options of $1.6 million.

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

   The following is a summary of EMCOR's material contractual obligations and other commercial commitments (in millions):

                                                                                            PAYMENTS DUE BY PERIOD
                                                                        ------------------------------------------------------------
                                                                                        LESS
                CONTRACTUAL                                                             THAN          1-3           4-5       AFTER
                OBLIGATIONS                                               TOTAL        1 YEAR        YEARS         YEARS     5 YEARS
             ------------------                                         --------      --------      --------      -------    -------
Other long-term debt ...........................................        $    0.5      $    0.1      $    0.2      $   0.2    $    --
Capital lease obligations ......................................             1.9           0.7           0.8          0.4         --
Operating leases ...............................................           165.6          39.6          57.4         32.8       35.8
Minimum funding requirement for pension plan ...................            10.7          10.7            --           --         --
Open purchase obligations (1) ..................................           661.2         514.1         142.1          5.0         --
Other long-term obligations (2) ................................            88.5          17.6          70.9           --         --
                                                                        --------      --------      --------      -------    -------
Total Contractual Obligations ..................................        $  928.4      $  582.8      $  271.4      $  38.4    $  35.8
                                                                        ========      ========      ========      =======    =======


                                                                                  AMOUNT OF COMMITMENT EXPIRATION BY PERIOD
                                                                        ------------------------------------------------------------
                                                                          TOTAL         LESS
             OTHER COMMERCIAL                                            AMOUNTS        THAN          1-3           4-5       AFTER
                COMMITMENTS                                             COMMITTED      1 YEAR        YEARS         YEARS     5 YEARS
             ------------------                                         ---------     --------      --------      -------    -------
Revolving Credit Facility (3) ......................                    $   80.0      $     --      $   80.0      $    --    $    --
Letters of credit ..................................                        54.3            --          54.3           --         --
Guarantees .........................................                        25.0            --            --           --       25.0
                                                                        --------      --------      --------      -------    -------
Total Commercial Commitments .......................                    $  159.3      $     --      $  134.3      $    --    $  25.0
                                                                        ========      ========      ========      =======    =======

-------------
(1) Represents open purchase orders for material and subcontracting costs related to EMCOR's construction and service contracts. These purchase orders are not reflected in EMCOR's consolidated balance sheet and should not impact future cash flows as amounts will be recovered through customer billings.

(2) Represents primarily insurance related liabilities, the timing for which payments beyond one year is not practical to estimate.

(3) EMCOR classifies these borrowings as short-term on its consolidated balance sheet because of EMCOR's intent and ability to repay the amounts on a short-term basis.

   On September 26, 2002, EMCOR entered into a $275.0 million five year revolving credit agreement (the "Revolving Credit Facility"). Effective July 9, 2003, EMCOR increased its borrowing capacity under the Revolving Credit Facility to $350.0 million. The Revolving Credit Facility, which replaced a credit facility entered into on December 22, 1998, is guaranteed by certain direct and indirect subsidiaries of EMCOR, is secured by substantially all of the assets of EMCOR and most of its subsidiaries and provides for borrowings in the form of revolving loans and letters of credit. The Revolving Credit Facility contains various covenants requiring, among other things, maintenance of certain financial ratios and certain restrictions with respect to payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount of the Revolving Credit Facility. The fee ranges from 0.3% to 0.5% of the unused amount, based on certain financial tests. Borrowings under the Revolving Credit Facility bear interest at (a) a rate which is the prime commercial lending rate announced by Harris Nesbitt from time to time (5.25% at December 31, 2004) plus 0% to 1.0%, based on certain financial tests or (b) United States dollar LIBOR (at December 31, 2004 the rate was 2.42%) plus 1.5% to 2.5%, based on certain financial tests. The interest rates in effect at December 31, 2004 were 5.50% and 4.17% for the prime commercial lending rate and the United States dollar LIBOR, respectively. Letter of credit fees issued under this facility range from 0.75% to 2.5% of the respective face amounts of the letters of credit issued and are charged based on the type of letter of credit issued and certain financial tests. As of December 31, 2004 and 2003, EMCOR had approximately $54.3 million and $49.2 million of letters of credit outstanding, respectively. EMCOR had borrowings of $80.0 million and $139.4 million outstanding under the Revolving Credit Facility at December 31, 2004 and 2003, respectively.

   In August 2001, the Company's Canadian subsidiary, Comstock Canada Ltd., renewed a credit agreement with a bank providing for an overdraft facility of up to Cdn. $0.5 million. The facility is secured by a standby letter of credit and provides for interest at the bank's prime rate (4.25% at December 31, 2004). There were no borrowings outstanding under this credit agreement at December 31, 2004 or 2003.

   A subsidiary of EMCOR has guaranteed indebtedness of a venture in which it has a 40% interest; the other venture partner, Baltimore Gas and Electric, has a 60% interest. The venture designs, constructs, owns, operates, leases and maintains facilities to produce chilled water for sale to customers for use in air conditioning private and public properties. These guarantees are not expected to have a material effect on EMCOR's financial position or results of operations. Each of the venturers is jointly and severally liable, in the event of default, for the venture's $25.0 million borrowing due December 2031. During September 2002, each venture partner contributed equity to the venture, of which EMCOR's contribution was $14.0 million.

   EMCOR is contingently liable to sureties in respect of performance and payment bonds issued by sureties, usually at the request of customers in connection with construction projects which secure EMCOR payment and performance obligations under contracts for such projects. In addition, at the request of labor unions representing certain EMCOR employees, bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. EMCOR bonding requirements typically increase as the amount of public sector work increases. As of December 31, 2004, sureties had issued bonds for the account of EMCOR in the aggregate amount of approximately $1.6 billion. The bonds are issued by EMCOR's sureties in return for a premium which varies depending on the size and type of the bonds. The largest individual bond is approximately $170.0 million. EMCOR has agreed to indemnify the sureties for any payments made by them in respect of bonds issued on EMCOR's behalf.

   EMCOR does not have any other material financial guarantees or off-balance sheet arrangements other than those disclosed herein.

   The primary source of liquidity for EMCOR has been, and is expected to continue to be, cash generated by operating activities. EMCOR also maintains the Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient or to enable EMCOR to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. EMCOR may also increase liquidity through an equity offering or other debt instruments. Short-term changes in macroeconomic trends may have an effect, positively or negatively, on liquidity. In addition to managing borrowings, EMCOR's focus on the facilities services market is intended to provide an additional buffer against economic downturns as the facilities services market is characterized by annual and multi-year contracts that provide a more predictable stream of cash flow than the construction market. The acquisition in December 2002 of CES, which is primarily focused on the facilities services market, is part of EMCOR's plan to grow its facilities services business. Short-term liquidity is also impacted by the type and length of construction contracts in place. During economic downturns, such as the 2001 through 2004 period for the commercial construction industry, there are typically fewer small and discretionary projects from the private sector, and companies such as EMCOR more aggressively bid more large long-term infrastructure and public sector contracts. Performance of long duration contracts typically requires working capital until initial billing milestones are achieved. While EMCOR strives to maintain a net over-billed position with its customers, there can be no assurance that a net over-billed position can be maintained. EMCOR's net over-billings, defined as the balance sheet accounts billings in excess of costs and estimated earnings on uncompleted contracts less cost and estimated earnings in excess of billings on uncompleted contracts, was $119.0 million and $95.8 million as of December 31, 2004 and 2003, respectively.

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

CERTAIN INSURANCE MATTERS

   As of December 31, 2004, EMCOR utilized approximately $43.7 million of letters of credit issued pursuant to its Revolving Credit Facility as collateral for its insurance obligations.

NEW ACCOUNTING PRONOUNCEMENT

   On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment ("123(R)"), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. Statement 123(R) must be adopted no later than July 1, 2005. EMCOR will adopt Statement 123(R) on July 1, 2005.

   As permitted by Statement 123, EMCOR currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial posi-tion. EMCOR is currently evaluating the impact that adoption of Statement 123(R) will have on the results of operations in 2005. The impact of the standard on future operating results cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Statement 123(R) requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While EMCOR cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were not material. On the first business day of 2005, options to purchase an aggregate of 290,200 shares of EMCOR common stock were granted pursuant to the 2003 Management Stock Incentive Plan, and options to purchase an aggregate of 31,752 shares of EMCOR common stock were granted pursuant to the 1997 Stock Option Plan for directors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   EMCOR has not used derivative financial instruments for any purpose during the years ended December 31, 2004 and 2003, including trading or speculating on changes in interest rates or commodity prices of materials used in its business.

   EMCOR is exposed to market risk for changes in interest rates for borrowings under the Revolving Credit Facility. Borrowings under that facility bear interest at variable rates, and the fair value of this borrowing is not significantly affected by changes in market interest rates. As of December 31, 2004, there was $80.0 million of borrowings outstanding under the facility, and these borrowings bear interest at (a) a rate which is the prime commercial lending rate announced by Harris Nesbitt from time to time (5.25% at December 31, 2004) plus 0% to 1.0%, based on certain financial tests or (b) United States dollar LIBOR (at December 31, 2004, the rate was 2.42%) plus 1.5% to 2.5%, based on certain financial tests. Based on the borrowings outstanding of $80.0 million, if the overall interest rates were to increase by 1.0%, the net of tax interest expense would increase approximately $0.5 million in the next twelve months. Conversely, if the overall interest rates were to decrease by 1.0%, interest expense would decrease by approximately $0.5 million in the next twelve months. The Revolving Credit Facility expires in September 2007. There is no guarantee that EMCOR will be able to renew the facility at its expiration.

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

   Amounts invested in EMCOR's foreign operations are translated into U. S. dollars at the exchange rates in effect at year end. The resulting translation adjustments are recorded as accumulated other comprehensive income, a component of stockholders' equity, in its consolidated balance sheets. EMCOR believes the exposure to the effects that fluctuating foreign currencies may have on its consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective local currencies. Additionally, expenses associated with these transactions are generally contracted and paid for in their same local currencies.

   THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN  FORWARD-LOOKING  STATEMENTS
WITHIN THE MEANING OF THE PRIVATE SECURITIES REFORM ACT OF 1995. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS ANNUAL REPORT ARE BASED UPON INFORMATION AVAILABLE TO EMCOR, AND MANAGEMENT'S PERCEPTION THEREOF, AS OF THE DATE OF THIS ANNUAL REPORT. EMCOR ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING MARKET SHARE GROWTH, GROSS PROFIT, PROJECT MIX, PROJECTS WITH VARYING PROFIT MARGINS, AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE
ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. ACCORDINGLY, THESE STATEMENTS ARE NO GUARANTEE OF FUTURE PERFORMANCE. SUCH RISK AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, ADVERSE EFFECTS OF GENERAL ECONOMIC CONDITIONS, CHANGES IN THE POLITICAL ENVIRONMENT, CHANGES IN THE SPECIFIC MARKETS FOR EMCOR'S SERVICES, ADVERSE BUSINESS CONDITIONS, INCREASED COMPETITION, UNFAVORABLE LABOR PRODUCTIVITY, MIX OF BUSINESS, AND RISKS ASSOCIATED WITH FOREIGN OPERATIONS. CERTAIN OF THE RISKS AND FACTORS ASSOCIATED WITH EMCOR'S BUSINESS ARE ALSO DISCUSSED IN OTHER REPORTS FILED BY EMCOR FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION. READERS SHOULD TAKE THE AFOREMENTIONED RISKS AND FACTORS INTO ACCOUNT IN EVALUATING ANY FORWARD-LOOKING STATEMENTS.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                                DECEMBER 31,
                                                                                                        ---------------------------
                                                                                                           2004            2003
                                                                                                        -----------     -----------
                                     ASSETS
Current assets:
  Cash and cash equivalents ........................................................................    $    70,404     $    78,260
  Accounts receivable, less allowance for doubtful accounts of $36,185
    and $43,706, respectively ......................................................................      1,073,454       1,009,170
  Costs and estimated earnings in excess of billings on uncompleted contracts ......................        240,716         249,393
  Inventories ......................................................................................         10,580           9,863
  Prepaid expenses and other .......................................................................         30,417          42,470
                                                                                                        -----------     -----------
    Total current assets ...........................................................................      1,425,571       1,389,156
Investments, notes and other long-term receivables .................................................         26,472          26,452
Property, plant and equipment, net .................................................................         56,468          66,156
Goodwill ...........................................................................................        279,432         277,994
Identifiable intangible assets, less accumulated amortization of $7,017 and $3,573, respectively ...         18,782          22,226
Other assets .......................................................................................         11,244          13,263
                                                                                                        -----------     -----------
Total assets .......................................................................................    $ 1,817,969     $ 1,795,247
                                                                                                        ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowings under working capital credit line .....................................................    $    80,000     $   139,400
  Current maturities of long-term debt and capital lease obligations ...............................            806             367
  Accounts payable .................................................................................        467,415         451,713
  Billings in excess of costs and estimated earnings on uncompleted contracts ......................        359,667         345,207
  Accrued payroll and benefits .....................................................................        138,771         131,623
  Other accrued expenses and liabilities ...........................................................        115,714         110,147
                                                                                                        -----------     -----------
    Total current liabilities ......................................................................      1,162,373       1,178,457
Long-term debt and capital lease obligations .......................................................          1,332             561
Other long-term obligations ........................................................................         91,903          94,873
                                                                                                        -----------     -----------
Total liabilities ..................................................................................      1,255,608       1,273,891
                                                                                                        -----------     -----------
Stockholders' equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, zero issued and outstanding .........             --              --
Common stock, $0.01 par value, 30,000,000 shares authorized, 16,324,335 and
  16,155,844 shares issued, respectively ...........................................................            163             162
Capital surplus ....................................................................................        318,122         316,729
Accumulated other comprehensive income .............................................................          7,699           1,257
Retained earnings ..................................................................................        253,128         219,921
Treasury stock, at cost, 1,088,286 and 1,123,651 shares, respectively ..............................        (16,751)        (16,713)
                                                                                                        -----------     -----------
Total stockholders' equity .........................................................................        562,361         521,356
                                                                                                        -----------     -----------
Total liabilities and stockholders' equity .........................................................    $ 1,817,969     $ 1,795,247
                                                                                                        ===========     ===========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               2004                  2003                  2002
                                                                            -----------           -----------           -----------
Revenues .........................................................          $ 4,747,880           $ 4,534,646           $ 3,968,051
Cost of sales ....................................................            4,300,978             4,052,192             3,485,417
                                                                            -----------           -----------           -----------
Gross profit .....................................................              446,902               482,454               482,634
Selling, general and administrative expenses .....................              399,338               435,397               367,095
Restructuring expenses ...........................................                8,274                    --                    --
Gain on sale of assets ...........................................                2,839                    --                    --
                                                                            -----------           -----------           -----------
Operating income .................................................               42,129                47,057               115,539
Interest expense .................................................               (8,883)               (8,939)               (4,096)
Interest income ..................................................                1,886                   703                 1,997
Gain on sale of equity investment ................................                1,844                    --                    --
Minority interest ................................................               (3,814)               (1,905)               (1,114)
                                                                            -----------           -----------           -----------
Income before income taxes .......................................               33,162                36,916               112,326
Income tax (benefit) provision ...................................                  (45)               16,295                49,424
                                                                            -----------           -----------           -----------
Net income .......................................................          $    33,207           $    20,621           $    62,902
                                                                            ===========           ===========           ===========
Basic earnings per share .........................................          $      2.18           $      1.38           $      4.23
                                                                            ===========           ===========           ===========
Diluted earnings per share .......................................          $      2.13           $      1.33           $      4.07
                                                                            ===========           ===========           ===========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                                                             2004           2003           2002
                                                                                          -----------    -----------    -----------
Cash flows from operating activities:
Net income ............................................................................   $    33,207    $    20,621    $    62,902
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization .......................................................        20,939         21,717         15,371
  Amortization of identifiable intangible assets ......................................         3,444          2,818            755
  Provision for doubtful accounts .....................................................         7,026         11,249          3,354
  Minority interest ...................................................................         3,814          1,905          1,114
  Deferred income taxes ...............................................................        13,704          7,451          7,432
  Gain on sale of assets and equity investment ........................................        (4,683)            --             --
  (Gain) loss on sale of property, plant and equipment ................................          (196)           314           (190)
  Non-cash expense for amortization of debt issuance costs ............................         1,925          1,416            630
  Non-cash expense for Restricted Stock Units .........................................            --             --            557
                                                                                          -----------    -----------    -----------
                                                                                               79,180         67,491         91,925
Change in operating assets and liabilities excluding effect of businesses acquired:
  (Increase) decrease in accounts receivable ..........................................       (55,244)       (49,171)        28,464
  Decrease (increase) in inventories and contracts in progress, net ...................        21,130        (29,018)       (14,174)
  Increase in accounts payable ........................................................         6,912         40,931         32,653
  Increase (decrease) in accrued payroll and benefits and other accrued
    expenses and liabilities ..........................................................        10,459        (27,351)        14,860
  Changes in other assets and liabilities, net ........................................        (7,954)        (1,258)           779
                                                                                          -----------    -----------    -----------
Net cash provided by operating activities .............................................        54,483          1,624        154,507
                                                                                          -----------    -----------    -----------
Cash flows from investing activities:
  Proceeds from sale of assets and equity investment ..................................        10,061             --             --
  Proceeds from sale of property, plant and equipment .................................         4,964          1,872          2,009
  Purchase of property, plant and equipment ...........................................       (16,134)       (17,940)       (15,585)
  Payments for acquisitions of businesses and related earn-out agreements .............        (1,568)       (10,943)      (343,358)
  Net disbursements for other investments .............................................        (1,281)        (1,810)        (7,679)
  Payments received pursuant to indemnity provisions of acquisition agreements ........            --          5,244             --
                                                                                          -----------    -----------    -----------
Net cash used in investing activities .................................................        (3,958)       (23,577)      (364,613)
                                                                                          -----------    -----------    -----------
Cash flows from financing activities:
  Proceeds from working capital credit lines ..........................................     1,365,950      1,445,904        248,000
  Repayments of working capital credit lines ..........................................    (1,425,350)    (1,418,504)      (136,000)
  Borrowings for long-term debt .......................................................            31             --             70
  Repayments for long-term debt .......................................................          (144)       (22,241)        (1,100)
  Repayments for capital lease obligations ............................................          (458)           (12)           (34)
  Net proceeds from exercise of stock options .........................................         1,590          1,963          2,507
                                                                                          -----------    -----------    -----------
Net cash (used in) provided by financing activities ...................................       (58,381)         7,110        113,443
                                                                                          -----------    -----------    -----------
Decrease in cash and cash equivalents .................................................        (7,856)       (14,843)       (96,663)
Cash and cash equivalents at beginning of year ........................................        78,260         93,103        189,766
                                                                                          -----------    -----------    -----------
Cash and cash equivalents at end of year ..............................................   $    70,404    $    78,260    $    93,103
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

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                                   ACCUMULATED
                                                TOTAL                                 OTHER
                                                STOCK-                            COMPREHENSIVE
                                               HOLDERS'      COMMON     CAPITAL       INCOME     RETAINED    TREASURY  COMPREHENSIVE
                                                EQUITY       STOCK      SURPLUS      (LOSS)(1)   EARNINGS     STOCK        INCOME
                                             ----------    ---------   ---------  -------------  ---------   --------- -------------
Balance, December 31, 2001 ................   $ 421,933    $     159   $ 307,636    $  (5,424)   $ 136,398   $ (16,836)
  Net income ..............................      62,902           --          --           --       62,902          --    $  62,902
  Foreign currency translation
    adjustments ...........................       3,725           --          --        3,725           --          --        3,725
  Pension plan additional
    minimum liability, net of
    tax benefit of $1.9 million ...........      (3,449)          --          --       (3,449)          --          --       (3,449)
                                                                                                                          ---------
  Comprehensive income ....................                                                                               $  63,178
                                                                                                                          =========
  Common stock issued under
    stock option plans, net ...............       2,507            2       2,505           --           --          --
  Value of Restricted Stock
    Units (4) .............................       2,252           --       2,252           --           --          --
                                              ---------    ---------   ---------    ---------    ---------   ---------
Balance, December 31, 2002 ................     489,870          161     312,393       (5,148)     199,300     (16,836)
  Net income ..............................      20,621           --          --           --       20,621          --    $  20,621
  Foreign currency translation
    adjustments ...........................      12,440           --          --       12,440           --          --       12,440
  Pension plan additional
    minimum liability, net of
    tax benefit of $2.6 million ...........      (6,035)          --          --       (6,035)          --          --       (6,035)
                                                                                                                          ---------
  Comprehensive income ....................                                                                               $  27,026
                                                                                                                          =========
  Common stock issued under
    stock option plans, net ...............       3,026            1       2,902           --           --         123
  Value of Restricted Stock
    Units (4) .............................       1,434           --       1,434           --           --          --
                                              ---------    ---------   ---------    ---------    ---------   ---------
Balance, December 31, 2003 ................     521,356          162     316,729        1,257      219,921     (16,713)
  Net income ..............................      33,207           --          --           --       33,207          --    $  33,207
  Foreign currency translation
    adjustments ...........................       5,409           --          --        5,409           --          --        5,409
  Pension plan reduction
    of minimum liability, net of tax
    provision of $2.6 million .............       1,033           --          --        1,033           --          --        1,033
                                                                                                                          ---------
  Comprehensive income ....................                                                                               $  39,649
                                                                                                                          =========
  Issuance of treasury stock for
    restricted stock units (2) ............          --           --        (836)          --           --         836
  Treasury stock, at cost (3) .............        (902)          --          --           --           --        (902)
  Common stock issued under stock
    option plans, net .....................       1,590            1       1,561           --           --          28
  Value of Restricted Stock
    Units (4) .............................         668           --         668           --           --          --
                                              ---------    ---------   ---------    ---------    ---------   ---------
Balance, December 31, 2004 ................   $ 562,361    $     163   $ 318,122    $   7,699    $ 253,128   $ (16,751)
                                              =========    =========   =========    =========    =========   =========

-------------
(1) Represents cumulative foreign currency translation and net of tax minimum pension liability adjustments of $12.7 million and $(5.0) million, respectively, as of December 31, 2004. Represents cumulative foreign currency translation and net of tax minimum pension liability adjustments of $7.3 million and $(6.0) million, respectively, as of December 31, 2003.

(2) Represents common stock transferred at cost from treasury stock upon the vesting of restricted stock units.

(3) Represents value of shares of common stock withheld by EMCOR for income tax withholding requirements upon the vesting of restricted stock units.

(4) Shares of common stock will be issued in respect of restricted stock units. This amount represents the value of restricted stock units at the date of grant plus the related compensation expense in the current year due to an increase in market value of the underlying common stock. As of October 2002, the terms of the restricted stock unit plan were changed resulting in fixed plan accounting after the grant date from the date of this change for both existing and new grants.

     The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A -- NATURE OF OPERATIONS

   EMCOR Group, Inc., a Delaware corporation, and subsidiaries (collectively "EMCOR"), is one of the largest mechanical and electrical construction and facilities services firms in the United States, Canada, the United Kingdom and in the world. EMCOR specializes in providing services relating to mechanical and electrical systems in facilities of all types and in providing comprehensive services for the operation, maintenance and management of substantially all aspects of such facilities, commonly referred to as "facilities services." EMCOR designs, integrates, installs, starts up, operates and maintains various mechanical and electrical systems, including: (a) heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems; (b) plumbing, process and high-purity piping systems; (c) systems for the generation and distribution of electrical power; (d) lighting systems; (e) low-voltage systems such as fire alarm, security, communication and process control systems; and (f) voice and data communications systems. EMCOR provides mechanical and electrical construction services and facilities services directly to corporations, municipalities and other governmental entities, owners/developers and tenants of buildings. It also provides these services indirectly by acting as a subcontractor to general contractors, systems suppliers and other subcontractors. Mechanical and electrical construction services generally fall into one of two categories: (a) large installation projects with contracts often in the multi-million dollar range that involve construction of industrial and commercial buildings and institutional and public works facilities or the fit-out of large blocks of space within commercial buildings and (b) smaller installation projects typically involving fit-out, renovation and retrofit work. EMCOR's facilities services, which are needed to support the operation of a customer's facilities, include site-based operations and maintenance, mobile maintenance and service, facilities management, remote monitoring, small modification and retrofit projects, technical consulting and diagnostic services, installation and support for building systems, and program development, energy management programs and the design and construction of energy-related projects. These services are provided to a wide range of commercial, industrial, utility and institutional facilities including those at which EMCOR provided construction services.

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

   The results of operations for the year ended December 31, 2002 include, from the respective dates of acquisition, the results of a group of companies (the "Acquired Comfort Companies") acquired from Comfort Systems USA, Inc. ("Comfort") on March 1, 2002 and the results of Consolidated Engineering Services, Inc. ("CES") acquired on December 19, 2002. The results of operations of other acquisitions, which are not material, have been included in the results of operations from the date of the respective acquisition by EMCOR.

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

   Reclassifications of the prior years presentations of minority interest in the consolidated statements of operations have been made in the accompanying consolidated financial statements where appropriate to conform to the current year presentation.

REVENUE RECOGNITION

   Revenues from long-term construction contracts are recognized on the percentage-of-completion method. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Certain of EMCOR's electrical contracting business units measure percentage-of-completion by the percentage of labor costs incurred to date for each contract to the estimated total labor costs for such contract. Revenues from services contracts are recognized as services are provided. There are two basic types of services contracts: (a) fixed price facilities services contracts which are signed in advance for maintenance, repair and retrofit work over periods typically ranging from one to three years (for which there may be EMCOR employees at the customer's site full time) and (b) services contracts which may or may not be signed in advance for similar maintenance, repair and retrofit work on an as needed basis (frequently referred to as time and material work). Fixed price services contracts are generally performed over the contract period, and accordingly, revenue is recognized on a pro-rata basis over the life of the contract. Revenues derived from other services contracts are recognized when the services are performed in accordance with Staff Accounting Bulletin

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

No. 104, "Revenue Recognition, revised and updated." Expenses related to all services contracts are recognized as incurred. Provisions for estimated losses on uncompleted long-term contracts are made in the period in which such losses are determined. In the case of customer change orders for uncompleted long-term construction contracts, estimated recoveries are included for work performed in forecasting ultimate profitability on certain contracts. Due to uncertainties inherent in the estimation process, it is reasonably possible that completion costs, including those arising from contract penalty provisions and final contract settlements, will be revised in the near-term. Such revisions to costs and income are recognized in the period in which the revisions are determined.

COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

   Costs and estimated earnings in excess of billings on uncompleted contracts arise when revenues have been recorded but the amounts cannot be billed under the terms of the contracts. Such amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of the contract. Also included in costs and estimated earnings on uncompleted contracts are amounts EMCOR seeks or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price, or other customer-related causes of unanticipated additional contract costs (unapproved change orders and claims). These amounts are recorded at their estimated net realizable value when realization is probable and can be reasonably estimated. No profit is recognized on the construction costs incurred in connection with claim amounts. Claims made by EMCOR involve negotiation and, in certain cases, litigation. In the event litigation costs are incurred by EMCOR in connection with claims, such litigation costs are expensed as incurred although EMCOR may seek to recover these costs. EMCOR believes that it has established legal bases for pursuing recovery of its recorded claims, and it is management's intention to pursue and litigate such claims, if necessary, until a decision or settlement is reached. Unapproved change orders and claims also involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded unapproved change orders and claims may be made in the near-term. If EMCOR does not successfully resolve these matters, a net expense (recorded as a reduction in revenues), may be required, in addition to amounts that have been previously provided for. Claims against EMCOR are recognized when a loss is considered probable and amounts are reasonably determinable.

   Costs and estimated earnings on uncompleted contracts and related amounts billed as of December 31, 2004 and 2003 were as follows (in thousands):

                                                        2004           2003
                                                     -----------    -----------
Costs incurred on uncompleted contracts .........    $ 8,390,950    $ 7,942,997
Estimated earnings ..............................        450,481        499,556
                                                     -----------    -----------
                                                       8,841,431      8,442,553
Less: billings to date ..........................      8,960,382      8,538,367
                                                     -----------    -----------
                                                     $  (118,951)   $   (95,814)
                                                     ===========    ===========

   Such amounts were included in the accompanying Consolidated Balance Sheets at December 31, 2004 and 2003 under the following captions (in thousands):

                                                                                                         2004               2003
                                                                                                       ---------          ---------
Costs and estimated earnings in excess of billings on uncompleted contracts ..................         $ 240,716          $ 249,393
Billings in excess of costs and estimated earnings on uncompleted contracts ..................          (359,667)          (345,207)
                                                                                                       ---------          ---------
                                                                                                       $(118,951)         $ (95,814)
                                                                                                       =========          =========

   As of December 31, 2004 and 2003, costs and estimated earnings in excess of billings on uncompleted contracts included unbilled revenues for unapproved change orders of approximately $65.4 million and $43.0 million, respectively, and for claims of approximately $53.5 million and $51.4 million, respectively. In addition, accounts receivable as of December 31, 2004 and 2003 includes claims of approximately $5.4 million and $9.4 million, respectively, and contractually billed amounts related to such contracts of $75.5 million and $53.1 million, respectively. Generally, contractually billed amounts will not be paid by the customer to EMCOR until final resolution of related claims. Included in the claims amount is approximately $28.6 million and $31.2 million as of December 31, 2004 and 2003, respectively, related to projects of EMCOR's Poole & Kent subsidiary, which projects had commenced prior to EMCOR's acquisition of Poole & Kent in 1999. The Poole & Kent claims amount principally relates to a civil action in which Poole & Kent is a participant, see Note O -- Legal Proceedings.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

CLASSIFICATION OF CONTRACT AMOUNTS

   In accordance with industry practice, EMCOR classifies as current all assets and liabilities related to the performance of long-term contracts. The contracting cycle for certain long-term contracts may extend beyond one year, and accordingly, collection or payment of amounts related to these contracts may extend beyond one year. Accounts receivable at December 31, 2004 and 2003 included $212.3 million and $189.5 million, respectively, of retainage billed under terms of the contracts. EMCOR estimates that approximately 86.2% of retainage recorded at December 31, 2004 will be collected during 2005.

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

INVENTORIES

   Inventories, which consist primarily of construction materials, are stated at the lower of cost or market. Cost is determined principally using the average cost method. Inventories increased by $0.7 million to $10.6 million at December 31, 2004 compared to $9.9 million at December 31, 2003.

INVESTMENTS, NOTES AND OTHER LONG-TERM RECEIVABLES

   Investments, notes and other long-term receivables was $26.5 million at December 31, 2004 and 2003 and primarily consists of investments in joint ventures accounted for using the equity method of accounting. Included as investments, notes and other long-term receivables were investments of $18.7 million and $18.9 million as of December 31, 2004 and 2003, respectively, relating to a venture with Baltimore Gas & Electric. This joint venture designs, constructs, owns, operates, leases and maintains facilities to produce chilled water for use in air conditioning commercial properties.

PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment is stated at cost. Depreciation, including amortization of assets under capital leases, is recorded principally using the straight-line method over estimated useful lives ranging from 2 to 40 years. As events and circumstances indicate, EMCOR reviews the carrying amount of property, plant and equipment for impairment. In performing this review for recoverability, long-lived assets are assessed for possible impairment by comparing their carrying values to their undiscounted net pre-tax cash flows expected to result from the use of the asset. Impaired assets are written down to their fair values, generally determined based on their estimated future discounted cash flows. Through December 31, 2004, no adjustment for the impairment of property, plant and equipment carrying value has been required.

   Property, plant and equipment in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2004 and 2003 (in thousands):

                                                          2004           2003
                                                        ---------     ---------
Machinery and equipment ...........................     $  69,902     $  78,609
Furniture and fixtures ............................        45,540        40,425
Land, buildings and leasehold improvements ........        45,375        41,586
                                                        ---------     ---------
                                                          160,817       160,620
Accumulated depreciation and amortization .........      (104,349)      (94,464)
                                                        ---------     ---------
                                                        $  56,468     $  66,156
                                                        =========     =========

GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

   Goodwill at December 31, 2004 and 2003 was approximately $279.4 million and $278.0 million, respectively, and reflects the excess of cost over fair market value of net identifiable assets of companies acquired. EMCOR has adopted the following accounting standards issued by the Financial Accounting Standards Board ("FASB"): Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

("SFAS 142"). SFAS 141 requires that all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS 142, which was adopted as of January 1, 2002, requires goodwill to be tested for impairment at least annually. SFAS 142 requires that goodwill be allocated to the reporting units. The fair value of the reporting unit is compared to the carrying amount on an annual basis to determine if there is a potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value. The fair value of the reporting unit is determined based on discounted estimated future cash flows. Furthermore, SFAS 142 requires identifiable intangible assets other than goodwill to be tested for impairment and be amortized over their useful lives unless these lives are determined to be indefinite.


   The goodwill deductible for income tax purposes was $144.3 million and $157.6 million at December 31, 2004 and 2003, respectively.


   The changes in the carrying amount of goodwill during the year ended December 31, 2004 were as follows (in thousands):


                                                                        2004
                                                                      ---------
Balance at beginning of period ...................................    $ 277,994
Earn-out payments on prior year acquisitions .....................        1,568
Goodwill allocated to the sale of assets and other items, net ....         (130)
                                                                      ---------
Balance at end of period .........................................    $ 279,432
                                                                      =========

   There are no material remaining contingent payments related to acquisitions as of December 31, 2004.

Identifiable intangible assets are comprised of $12.4 million in market value of customer backlog, $7.0 million in market value of customer relationships and $6.4 million in market value of trademarks and tradenames, all acquired as a result of acquisitions in 2002. The $12.4 million attributable to backlog and $7.0 million attributable to customer relationships are being amortized on a straight-line method over periods from one to seven years. The backlog and customer relationships presented in the consolidated balance sheets are net of accumulated amortization of $7.0 million and $3.6 million at December 2004 and 2003, respectively. The $6.4 million attributable to trademarks and tradenames is not being amortized as trademarks and tradenames have indefinite lives, but are subject to an annual review for impairment in accordance with SFAS 142. See Note C - Acquisitions of Businesses for additional information. The following table presents the estimated future amortization expense of identifiable intangible assets (in thousands):

2005 ................................................................    $ 3,092
2006 ................................................................      2,740
2007 ................................................................      2,740
2008 ................................................................      2,740
Thereafter ..........................................................      1,070
                                                                         -------
                                                                         $12,382
                                                                         =======

INSURANCE LIABILITIES

   EMCOR's insurance liabilities are determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. At December 31, 2004 and 2003, the estimated current portion of undiscounted insurance liabilities of $17.6 million and $16.0 million, respectively, were included in "Other accrued expenses and liabilities" in the accompanying Consolidated Balance Sheets. The estimated non-current portion of the undiscounted insurance liabilities were included in "Other long-term obligations" and at December 31, 2004 and 2003 were $63.2 million and $74.6 million, respectively. EMCOR's insurance liabilities for workers' compensation, auto liability, general liability and property and casualty claims decreased $9.8 million for the year ended December 31, 2004 compared to the year ended December 31, 2003 primarily due to effective risk management and safety programs. For the years ended December 31, 2003 and 2002 these liabilities increased over the immediately preceeding year by $8.0 million and $9.0 million, respectively, primarily due to increased premiums and estimated liabilities related to the increase in revenues for the corresponding years. The decrease for 2004, and 2003 and 2002 increases are net of $9.8 million, $4.5 million and $2.3 million, respectively, in reduction of insurance liabilities previously established for insurance exposures as a consequence of effective risk management and safety programs.

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

FOREIGN OPERATIONS

   The financial statements and transactions of EMCOR's foreign subsidiaries are maintained in their functional currency and translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Translation adjustments have been recorded as Accumulated other comprehensive income, a separate component of Stockholders'equity.

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

   As of December 31, 2004, 2003 and 2002, EMCOR did not have any derivative instruments.

VALUATION OF STOCK OPTION GRANTS

   At December 31, 2004, EMCOR has stock-based compensation plans and programs, which are described more fully in Note I - Stock Options and Stock Plans. EMCOR applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized in the accompanying Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002 in respect of stock options granted during those years inasmuch as EMCOR grants stock options at fair market value. Had compensation cost for these options been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), EMCOR's net income, basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS") would have been reduced from the following "as reported amounts" to the following "pro forma amounts" (in thousands, except per share amounts):

                                                                                                      FOR THE YEARS ENDED
                                                                                          ------------------------------------------
                                                                                             2004            2003            2002
                                                                                          ----------      ----------      ----------
Net income:
  As reported ......................................................................      $   33,207      $   20,621      $   62,902
  Less: Total stock-based compensation expense determined under fair
    value based method, (described in Note I), net of related tax effects ..........           2,981           1,199           2,690
                                                                                          ----------      ----------      ----------
  Pro forma ........................................................................      $   30,226      $   19,422      $   60,212
                                                                                          ==========      ==========      ==========
Basic EPS:
  As reported ......................................................................      $     2.18      $     1.38      $     4.23
  Pro forma ........................................................................      $     1.99      $     1.30      $     4.05
Diluted EPS:
  As reported ......................................................................      $     2.13      $     1.33      $     4.07
  Pro forma ........................................................................      $     1.94      $     1.26      $     3.90

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

   On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment ("123(R)"), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. Statement 123(R) must be adopted no later than July 1, 2005. EMCOR will adopt Statement 123(R) on July 1, 2005.

As permitted by Statement 123, EMCOR currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. EMCOR is currently evaluating the impact that adoption of Statement 123(R) will have on the results of operations in 2005. The impact of adoption of the standard on future operating results cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Statement 123(R) requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While EMCOR cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were not material. On the first business day of 2005, options to purchase an aggregate of 290,200 shares of EMCOR common stock were granted pursuant to the 2003 Management Stock Incentive Plan, and options to purchase an aggregate of 31,752 shares of EMCOR common stock were granted pursuant to the 1997 Stock Option Plan for directors.

NOTE C -- ACQUISITIONS OF BUSINESSES AND DISPOSITIONS OF ASSETS

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

   In 2003 and 2002, EMCOR acquired one additional company for which an aggregate of $8.0 million and $3.4 million was paid, respectively.

   EMCOR believes the addition of the companies acquired in 2002, which are generally in geographic markets where EMCOR did not have significant presence, furthers EMCOR's goal of market and geographic diversification, expansion of its facilities services operations and expansion of its services offerings. Additionally, the acquisitions create more opportunities for EMCOR companies to collaborate on national facilities services contracts. These factors contributed to total goodwill, representing the excess purchase price over the fair value of amounts assigned to the net assets acquired, of $207.9 million in 2003 compared to total preliminary goodwill of $225.8 million in 2002.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE C -- ACQUISITIONS OF BUSINESSES AND DISPOSITIONS OF ASSETS -- (CONTINUED)

   During 2004 and 2003, EMCOR paid an aggregate of $1.6 million and $2.0 million in cash, respectively, by reason of earn-out obligations in respect of prior year acquisitions.

   The gain on sale of assets of $2.8 million for the year ended December 31, 2004 was related to the September 1, 2004 sale of assets of EMCOR's United Kingdom Delcommerce equipment rental services division. Contemporaneously with the sale, EMCOR entered into a long-term agreement to utilize the equipment rental services of the purchaser, a publicly traded United Kingdom company. The $1.8 million gain on sale of an equity investment of 2004 was attributable to the August 2004 sale of EMCOR's interest in a South African joint venture, the operating results of which had been reported in the Other international segment. There were no sales of assets or equity investments in either of the years ended December 31, 2003 and 2002 other than disposal of property, plant and equipment in the normal course of business.

   The following tables present unaudited pro forma results of operations including all companies acquired during 2002 as if the acquisitions had occurred at the beginning of fiscal 2002. The unaudited pro forma results of operations for companies acquired during 2003 have been excluded due to immateriality. The unaudited pro forma results of operations are not necessarily indicative of the results of operations had the acquisitions actually occurred at the beginning of fiscal 2002, nor is it necessarily indicative of future operating results (in thousands, except per share data):

                                                                 ADJUSTMENTS TO ARRIVE AT PRO FORMA RESULTS OF OPERATIONS
                                                                 --------------------------------------------------------
                                                                                        (UNAUDITED)
                                                                 -------------------------------------------------------------------
                                                                            FOR THE YEAR ENDED DECEMBER 31, 2002
                                                 -----------------------------------------------------------------------------------
                                                    EMCOR        ACQUIRED COMFORT                        OTHER
                                                 AS REPORTED      COMPANIES (1)         CES (2)      ACQUISITIONS (3)    PRO FORMA
                                                 ------------    ----------------    ------------    ----------------   ------------
Revenues ..................................      $ 3,968,051       $    94,084       $   403,900       $    15,284      $ 4,481,319
Operating income (loss) ...................      $   115,539       $       (40)      $    11,401       $     1,401      $   128,301
Interest (expense) income, net ............      $    (2,099)      $       162       $    (6,509)      $         7      $    (8,439)
Income before income taxes ................      $   112,326       $       122       $     4,892       $     1,408      $   118,748
Net income ................................      $    62,902       $        68       $     2,740       $       788      $    66,498
Basic earnings per share ..................      $      4.23       $      0.01       $      0.18       $      0.05      $      4.47
Diluted earnings per share ................      $      4.07       $      0.00       $      0.18       $      0.05      $      4.30

-------------
(1) Adjustments to arrive at pro forma results of operations for the year ended December 31, 2002 represent results from January 1, 2002 through the acquisition date of March 1, 2002.

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

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE D -- EARNINGS PER SHARE

   The following tables summarize EMCOR's calculation of Basic and Diluted Earnings per Share ("EPS") for the years ended December 31, 2004, 2003 and 2002:

                                              INCOME        SHARES     PER SHARE
2004                                        (NUMERATOR)  (DENOMINATOR)   AMOUNT
----                                        -----------  ------------- ---------
BASIC EPS
Income available to common stockholders ..  $33,207,000   15,197,905     $2.18
                                                                         =====
EFFECT OF DILUTIVE SECURITIES:
Options ..................................           --      368,832
                                            -----------   ----------
DILUTED EPS ..............................  $33,207,000   15,566,737     $2.13
                                            ===========   ==========     =====

                                              INCOME        SHARES     PER SHARE
2003                                        (NUMERATOR)  (DENOMINATOR)   AMOUNT
----                                        -----------  ------------- ---------
BASIC EPS
Income available to common stockholders ..  $20,621,000   14,986,079     $1.38
                                                                         =====
EFFECT OF DILUTIVE SECURITIES:
Options ..................................           --      475,619
                                            -----------   ----------
DILUTED EPS ..............................  $20,621,000   15,461,698     $1.33
                                            ===========   ==========     =====

                                              INCOME        SHARES     PER SHARE
2002                                        (NUMERATOR)  (DENOMINATOR)   AMOUNT
----                                        -----------  ------------- ---------
BASIC EPS
Income available to common stockholders ..  $62,902,000   14,876,906     $4.23
                                                                         =====
EFFECT OF DILUTIVE SECURITIES:
Options ..................................           --      580,096
                                            -----------   ----------
DILUTED EPS ..............................  $62,902,000   15,457,002     $4.07
                                            ===========   ==========     =====

   The number of EMCOR's options granted, which were excluded from the computation of Diluted EPS for the years ended December 31, 2004, 2003 and 2002 because they would be antidilutive, were 886,647, 425,499 and 45,000, respectively.

NOTE E -- CURRENT DEBT

2002 CREDIT FACILITY

   On September 26, 2002, EMCOR entered into a $275.0 million five year revolving credit agreement (the "Revolving Credit Facility"). Effective July 9, 2003, EMCOR increased its borrowing capacity under the Revolving Credit Facility to $350.0 million. The Revolving Credit Facility, which replaced a credit facility entered into on December 22, 1998, is guaranteed by certain direct and indirect subsidiaries of EMCOR, is secured by substantially all of the assets of EMCOR and most of its subsidiaries and provides for borrowings in the form of revolving loans and letters of credit. The Revolving Credit Facility contains various covenants requiring, among other things, maintenance of certain financial ratios and certain restrictions with respect to payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount of the Revolving Credit Facility. The fee ranges from 0.3% to 0.5% of the unused amount, based on certain financial tests. Loans under the Revolving Credit Facility bear interest at (a) a rate which is the prime commercial lending rate announced by Harris Nesbitt from time to time (5.25% at December 31, 2004) plus 0% to 1.0%, based on certain financial tests or (b) United States dollar LIBOR (at December 31, 2004, the rate was 2.42%) plus 1.5% to 2.5%, based on certain financial tests. The interest rates in effect at December 31, 2004 were 5.50% and 4.17% for the prime commercial lending rate and the United States dollar LIBOR, respectively. Letter of credit fees issued under this facility range from 0.75% to 2.5% of the respective face amounts of the letters of credit issued and are charged based on the type of letter of credit issued and certain financial tests. As of December 31, 2004 and 2003, EMCOR had approximately $54.3 million and $49.2 million of letters of credit outstanding, respectively. EMCOR had borrowings of $80.0 million and $139.4 million outstanding under the Revolving Credit Facility at December 31, 2004 and 2003, respectively.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE E -- CURRENT DEBT -- (CONTINUED)

FOREIGN BORROWINGS

   In August 2001, EMCOR's Canadian subsidiary, Comstock Canada Ltd., renewed a credit agreement with a bank providing for an overdraft facility of up to Cdn. $0.5 million. The facility is secured by a standby letter of credit and provides for interest at the bank's prime rate, which was 4.25% at December 31, 2004. There were no borrowings outstanding under this credit agreement at December 31, 2004 or 2003.

NOTE F -- LONG-TERM DEBT

   Long-term debt in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2004 and 2003 (in thousands):

                                                                                                                2004           2003
                                                                                                               ------         ------
Capitalized Lease Obligations at weighted average interest rates from 2.0% to 8.25%,
  payable in varying amounts through 2009 ............................................................         $1,662         $  339
Other, at weighted average interest rates of approximately 10.0%, payable in varying
  amounts through 2012 ...............................................................................            476            589
                                                                                                               ------         ------
                                                                                                                2,138            928
Less: current maturities .............................................................................            806            367
                                                                                                               ------         ------
                                                                                                               $1,332         $  561
                                                                                                               ======         ======

CAPITALIZED LEASE OBLIGATIONS

   See Note K -- Commitments and Contingencies.

OTHER LONG-TERM DEBT

   Other long-term debt consists primarily of loans for real estate, office equipment, automobiles and building improvements. The aggregate amount of other long-term debt maturing is approximately $0.1 million in each of the next five years.

NOTE G -- INCOME TAXES

   The income tax benefit of less than $0.05  million for 2004 was  comprised of
(a) $13.9 million of income tax provision on pre-tax  earnings of $33.2 million,
(b) $8.2 million of income tax provision related to a valuation allowance recorded to reduce net deferred tax assets related to net operating losses and other temporary differences of the United Kingdom construction and facilities services segment inasmuch as there is uncertainty of sufficent future income to realize the benefit of such deferred tax assets and (c) the partial offset of such income tax provisions by $22.1 million of income tax benefits for income tax reserves no longer required based on current analysis of probable exposures.

   EMCOR files a consolidated federal income tax return including all its U.S. subsidiaries. At December 31, 2004, EMCOR had net operating loss carryforwards ("NOLs") for U.S. income tax purposes of approximately $2.0 million, which expire in the year 2009. In addition, at December 31, 2004, EMCOR had NOLs for United Kingdom income tax purposes of approximately $21.8 million, which have no expiration date and NOLs for Canadian income tax purposes of approximately $9.0 million, which expire in 2011. The NOLs are subject to review by taxing authorities.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE G -- INCOME TAXES -- (CONTINUED)

   The  income  tax  provision   (benefit)  in  the  accompanying   Consolidated
Statements of Operations for the years ended December 31, 2004, 2003 and 2002 consisted of the following (in thousands):

                                                                                               2004          2003           2002
                                                                                             --------       -------        -------
Current:
  Federal ............................................................................       $(16,431)      $ 3,062        $33,762
  State and local ....................................................................          4,988         4,987          7,686
  Foreign ............................................................................         (2,306)          795            544
                                                                                             --------       -------        -------
                                                                                              (13,749)        8,844         41,992
                                                                                             --------       -------        -------
  Deferred ...........................................................................         13,704         7,451          7,432
                                                                                             --------       -------        -------
                                                                                             $    (45)      $16,295        $49,424
                                                                                             ========       =======        =======

   Factors accounting for the variation from U.S. statutory income tax rates for the years ended December 31, 2004, 2003 and 2002 were as follows (in thousands):

                                                                                               2004          2003           2002
                                                                                             --------       -------        -------
Federal income taxes at the statutory rate ..........................................        $ 11,607       $12,921        $39,314
State and local income taxes, net of federal tax benefits ...........................           3,242         3,242          7,742
Foreign income taxes ................................................................          (2,086)         (158)            85
Adjustments to valuation allowance for deferred tax assets ..........................           7,387          (153)            --
Reversal of tax reserves ............................................................         (22,083)           --             --
Other ...............................................................................           1,888           443          2,283
                                                                                             --------       -------        -------
                                                                                             $    (45)      $16,295        $49,424
                                                                                             ========       =======        =======

   The components of the net deferred income tax asset are included in "Prepaid expenses and other" ($17.1 million) and "Other long-term liabilities" ($14.6 million) at December 31, 2004 and "Prepaid expenses and other" ($23.0 million) and "Other assets" ($4.2 million) at December 31, 2003 in the accompanying Consolidated Balance Sheets. The amounts recorded for the years ended December 31, 2004 and 2003 were as follows (in thousands):

                                                                                                             2004            2003
                                                                                                           --------        --------
Deferred income tax assets:
Net operating loss carryforwards ...................................................................       $ 11,496        $  7,079
Excess of amounts expensed for financial statement purposes over amounts
  deducted for income tax purposes .................................................................         34,451          46,240
                                                                                                           --------        --------
Total deferred income tax assets ...................................................................         45,947          53,319
Valuation allowance for deferred tax assets ........................................................        (10,859)         (1,971)
                                                                                                           --------        --------
Net deferred income tax assets .....................................................................         35,088          51,348
                                                                                                           --------        --------
Deferred income tax liabilities:
Costs capitalized for financial statement purposes and deducted for income tax purposes ............        (32,595)        (32,565)
                                                                                                           --------        --------
Total deferred income tax liabilities ..............................................................        (32,595)        (32,565)
                                                                                                           --------        --------
Net deferred income tax asset ......................................................................       $  2,493        $ 18,783
                                                                                                           ========        ========

   Income (loss) before income taxes for the years ended December 31, 2004, 2003 and 2002 consisted of the following (in thousands):

                                                                     2004         2003          2002
                                                                   ---------    ---------    ---------
United States ...................................                  $  39,604    $  55,013    $ 108,733
Foreign .........................................                     (6,442)     (18,097)       3,593
                                                                   ---------    ---------    ---------
                                                                   $  33,162    $  36,916    $ 112,326
                                                                   =========    =========    =========

   The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because of management's intent to indefinitely reinvest such earnings. Upon distribution of these earnings in the form of dividends or otherwise, EMCOR may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE H -- COMMON STOCK

   As of December 31, 2004 and 2003,  15,236,049 and 15,032,193  shares of EMCOR common stock were outstanding, respectively. Pursuant to a program authorized by the Board of Directors, EMCOR purchased 1,131,985 shares of its common stock prior to January 1, 2000. The aggregate amount of $16.8 million for those shares purchased prior to January 1, 2000 has been classified as "Treasury stock, at cost" in the Consolidated Balance Sheet at December 31, 2004. EMCOR management is authorized to expend up to an additional $3.2 million to purchase EMCOR's common stock under this program.

NOTE I -- STOCK OPTIONS AND STOCK PLANS

   EMCOR has stock option plans and programs under which employees may receive stock options and a stock bonus plan for executives pursuant to which the executives receive restricted stock units. EMCOR also has stock option plans under which non-employee directors may receive stock options. A summary of the general terms of the grants under stock option plans and programs and stock plans are as follows:

                                                   AUTHORIZED         EXERCISE PRICE/
                                                     SHARES               VESTING           EXPIRATION         VALUATION DATE
                                                   ----------       -------------------  ----------------     -----------------
1994 Management Stock Option Plan                   1,000,000        Generally, 331/3%    Ten years from      Fair market value
  (the "1994 Plan")                                                 on each anniversary     grant date         of common stock
                                                                       of grant date                            on grant date

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

------------
(1) Until July 2000, non-employee directors could elect to receive one-third, two-thirds or all of their retainer for a calendar year in the form of stock options. Since then such directors have received and will receive all of their retainer in the form of stock options. All options under this plan become exercisable quarterly over the calendar year in which they are granted. In addition, each director will receive additional stock options equal to the product of 0.5 times the amount of stock options otherwise issued.

(2)  The plan terminated during 2003.

(3)  Generally, the grant date was the first business day of a calendar year.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE I -- STOCK OPTIONS AND STOCK PLANS -- (CONTINUED)

   The following table summarizes EMCOR's stock option and stock bonus plan activity since December 31, 2001:

                                                                                                           1997 DIRECTORS' STOCK
                                                    1994 PLAN                     1995 PLAN                      OPTION PLAN
                                           --------------------------     --------------------------     --------------------------
                                                             WEIGHTED                       WEIGHTED                       WEIGHTED
                                                             AVERAGE                        AVERAGE                        AVERAGE
                                            SHARES            PRICE        SHARES            PRICE        SHARES            PRICE
                                           --------         ---------     --------         ---------     --------         ---------
Balance, December 31, 2001 ............     584,401         $    9.90      103,500         $   23.39      139,885         $   19.64
  Granted .............................          --                --       18,000         $   54.87       16,933         $   46.81
  Forfeited ...........................      (3,000)        $   19.75           --                --           --                --
  Exercised ...........................     (57,200)        $   14.46      (10,500)        $    6.34      (24,296)        $   20.00
                                           --------                        -------                        -------
Balance, December 31, 2002 ............     524,201         $    9.35      111,000         $   30.10      132,522         $   23.04
  Granted .............................          --                --        3,000         $   48.15       19,962         $   53.63
  Forfeited ...........................          --                --           --                --       (6,074)        $   20.00
  Exercised ...........................     (32,000)        $   10.59      (15,000)        $   25.66      (52,482)        $   17.68
                                           --------                        -------                        -------
Balance, December 31, 2003 ............     492,201         $    9.27       99,000         $   31.32       93,928         $   32.73
  Granted .............................          --                --           --                --       25,650         $   43.83
  Forfeited ...........................      (3,000)        $   10.62           --                --           --                --
  Exercised ...........................    (123,083)        $    6.33           --                --      (30,408)        $   17.56
                                           --------                        -------                        -------
Balance, December 31, 2004 ............     366,118         $   10.25       99,000         $   31.32       89,170         $   41.10
                                           ========                        =======                        =======


                                                 1997 DIRECTORS'                                                OTHER STOCK
                                                   STOCK PLAN                       ESBP                        OPTION GRANTS
                                           --------------------------     --------------------------     --------------------------
                                                             WEIGHTED                       WEIGHTED                       WEIGHTED
                                                             AVERAGE                        AVERAGE                        AVERAGE
                                            SHARES            PRICE        SHARES            PRICE        SHARES            PRICE
                                           --------         ---------     --------         ---------     ---------        ---------
Balance, December 31, 2001 ............         330         $   19.63       56,707         $   21.62       652,434        $   26.10
  Granted .............................          --                --       36,569         $   46.35       157,700        $   47.00
  Forfeited ...........................          --                --           --                --        (2,000)       $   16.50
  Exercised ...........................          --                --           --                --       (13,167)       $   19.52
                                           --------                        -------                       ---------
Balance, December 31, 2002 ............         330         $   19.63       93,276         $   31.32       794,967        $   30.38
  Granted .............................          --               --        37,330         $   39.12       143,335        $   54.64
  Forfeited ...........................          --               --            --                --            --               --
  Exercised ...........................        (330)        $   19.63           --                --       (13,834)       $   19.52
                                           --------                        -------                       ---------
Balance, December 31, 2003 ............          --                --      130,606         $   33.55       924,468        $   34.30
  Granted .............................          --                --       42,638         $   38.35       222,398        $   43.14
  Forfeited ...........................          --                --           --                --        (5,000)       $   31.63
  Exercised ...........................          --                --      (56,707)        $   21.62       (18,000)       $   16.24
                                           --------                        -------                       ---------
Balance, December 31, 2004 ............          --                --      116,537         $   41.11     1,123,866        $   36.35
                                           ========                        =======                       =========



                                                2003 DIRECTORS'
                                               STOCK OPTION PLAN            2003 MANAGEMENT PLAN
                                           --------------------------     --------------------------
                                                             WEIGHTED                       WEIGHTED
                                                             AVERAGE                        AVERAGE
                                            SHARES            PRICE        SHARES            PRICE
                                           --------         ---------     --------         ---------
Balance, December 31, 2003 ............      30,000         $   52.78       10,000         $   41.61
  Granted .............................      30,000         $   43.96           --                --
  Forfeited ...........................          --                --           --                --
  Exercised ...........................          --                --           --                --
                                           --------                        -------
Balance, December 31, 2004 ............      60,000         $   48.37       10,000         $   41.61
                                           ========                        =======

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE I -- STOCK OPTIONS AND STOCK PLANS -- (CONTINUED)

   At December 31, 2004, 2003 and 2002  approximately  1,460,000,  1,454,000 and
1,542,000 stock options were exercisable. The weighted average exercise price of exercisable options at December 31, 2004, 2003 and 2002 was approximately $28.34, $23.77 and $22.50, respectively.

   The following table summarizes information about EMCOR's stock options at December 31, 2004:

                               STOCK OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                    -------------------------------------------------     ----------------------------

    RANGE OF                    WEIGHTED AVERAGE     WEIGHTED AVERAGE                 WEIGHTED AVERAGE
 EXERCISE PRICES     NUMBER      REMAINING LIFE       EXERCISE PRICE      NUMBER       EXERCISE PRICE
 ---------------    --------    ----------------     ----------------     -------     ----------------
   $4.75-$5.13      235,117        0.26 Years               $4.88         235,117           $4.88

  $14.31-$20.00     500,334        3.93 Years              $18.91         500,334          $18.91

  $21.62-$22.13      21,000        4.74 Years              $22.08          21,000          $22.08

  $25.44-$27.13     111,625        4.75 Years              $25.67         111,625          $25.67

  $38.68-$46.35     652,348        7.60 Years              $43.54         434,961          $43.58

  $48.15-$55.49     227,730        7.57 Years              $54.23         157,067          $54.01

   The weighted average fair value of stock options granted during 2004, 2003 and 2002 were $12.41, $14.57 and $26.96, respectively.

   The pro forma effect on EMCOR's net income, Basic EPS and Diluted EPS, had compensation costs been determined consistent with the recognition of compensation costs provisions of SFAS 123, is presented in Note B - Summary of Significant Accounting Policies. The associated pro forma compensation costs related to the provisions of SFAS 123, net of tax effects, were $3.0 million, $1.2 million and $2.7 million for the years ending December 31, 2004, 2003 and 2002, respectively. The pro forma effect was calculated using an estimated fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002: risk-free interest rates of 1.9% to 4.0% (representing the risk-free interest rate at the date of the grant); expected dividend yields of zero percent; expected terms of 3.6 to 4.7 years; and average expected volatility of 27.2%, 30.3% and 67.2% for options granted during 2004, 2003 and 2002, respectively.

   During 2004, 227,927 of out-of-the-money stock options were vested in full in anticipation of a change in accounting rules requiring the expensing of stock options beginning in July 2005 (see New Accounting Pronouncements in Note B - Summary of Significant Accounting Policies). This vesting resulted in no impact on the 2004 consolidated results of operations as EMCOR accounts for stock options in accordance with APB 25, and such stock options were out of the money. The vesting did increase the stock-based compensation expense in the pro forma valuation of stock options, as prepared in accordance with SFAS 123, by $1.7 million after tax (see Valuation of Stock Option Grants in Note B - Summary of Significant Accounting Policies).

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE J -- RETIREMENT PLANS

   EMCOR's United Kingdom subsidiary has a defined benefit pension plan covering all eligible employees. The benefits under the plan are based on wages and years of service with the subsidiary. EMCOR's policy is to fund the minimum amount required by law. The measurement date of the defined benefit pension plan is December 31 of each year.

   The change in benefit obligations and plan assets for the years ended December 31, 2004 and 2003 consisted of the following components (in thousands):

                                                                                                     2004                   2003
                                                                                                   ---------              ---------
CHANGE IN PENSION BENEFIT OBLIGATION
Benefit obligation at beginning of year ..............................................             $ 159,802              $ 136,181
Service cost .........................................................................                 4,906                  4,837
Interest cost ........................................................................                 8,891                  8,183
Plan participants' contributions .....................................................                 3,656                  3,506
Actuarial loss (gain) ................................................................                 6,988                 (4,595)
Benefits paid ........................................................................                (4,674)                (3,951)
Foreign currency exchange rate changes ...............................................                12,798                 15,662
                                                                                                   ---------              ---------
Benefit obligation at end of year ....................................................             $ 192,367              $ 159,823
                                                                                                   ---------              ---------
CHANGE IN PENSION PLAN ASSETS
Fair value of plan assets at beginning of year .......................................             $ 121,262              $  91,592
Actual return on plan assets .........................................................                13,050                 12,407
Employer contributions ...............................................................                 7,329                  6,026
Plan participants' contributions .....................................................                 3,656                  3,506
Benefits paid ........................................................................                (4,674)                (3,951)
Foreign currency exchange rate changes ...............................................                 9,910                 11,682
                                                                                                   ---------              ---------
Fair values of plan assets at end of year ............................................             $ 150,533              $ 121,262
                                                                                                   ---------              ---------

Funded status ........................................................................             $ (41,834)             $ (38,561)
Unrecognized transition amount .......................................................                    --                    (61)
Unrecognized prior service cost ......................................................                   165                    238
Unrecognized losses ..................................................................                37,794                 33,759
                                                                                                   ---------              ---------
Net amount recognized ................................................................             $  (3,875)             $  (4,625)
                                                                                                   =========              =========
AMOUNTS RECOGNIZED IN THE CONSOLIDATED FINANCIAL STATEMENTS
Accrued benefit liability ............................................................             $  (9,042)             $ (13,484)
Intangible asset .....................................................................                   165                    238
Accumulated other comprehensive income ...............................................                 5,002                  8,621
                                                                                                   ---------              ---------
Net amount recognized ................................................................             $  (3,875)             $  (4,625)
                                                                                                   =========              =========

   The assumptions used as of December 31, 2004, 2003 and 2002 in determining pension cost and liability shown above were as follows:

                                                        2004     2003     2002
                                                       ------   ------   ------
Discount rate .....................................     5.4%     5.5%     6.0%
Annual rate of salary provision ...................     3.1%     3.1%     4.0%
Annual rate of return on plan assets ..............     6.8%     7.0%     7.0%

   The annual rate of return on plan assets is based on the United Kingdom Government Bond yield plus an estimated margin at each year's measurement date. This annual rate approximates the historical annual return on plan assets and considers the expected allocation between equity and debt securities. For measurement purposes, the annual rates of increase in the per capita cost of covered pension benefits assumed for 2004 and 2003 were 2.5% and 2.6%, respectively.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE J -- RETIREMENT PLANS -- (CONTINUED)

   The components of net periodic pension benefit cost for the years ended December 31, 2004, 2003 and 2002 were as follows (in thousands):

                                                                                           2004             2003             2002
                                                                                          -------          -------          -------
Service cost ....................................................................         $ 4,906          $ 4,837          $ 7,240
Interest cost ...................................................................           8,891            8,183            7,532
Expected return on plan assets ..................................................          (8,933)          (6,708)          (7,144)
Net amortization of prior service cost and actuarial loss/(gain) ................              19               (5)              (5)
Amortization of unrecognized loss ...............................................           1,402            2,280              765
                                                                                          -------          -------          -------
Net periodic pension benefit cost ...............................................         $ 6,285          $ 8,587          $ 8,388
                                                                                          =======          =======          =======

PLAN ASSETS

   The  weighted   average  asset   allocations  and  weighted   average  target
allocations at December 31, 2004 were as follows:

                                                           % OF PLAN ASSETS
                                                       -------------------------
                                                                       TARGET
                                                       DECEMBER 31,     ASSET
ASSET CATEGORY                                            2004        ALLOCATION
--------------                                         ------------  -----------
Equity securities ........................                65.1%         65.0%
Debt securities ..........................                33.4          35.0
Other ....................................                 1.5            --
                                                         -----         -----
Total ....................................               100.0%        100.0%
                                                         =====         =====

   Plan assets of EMCOR's United Kingdom subsidiary pension plan include marketable equity securities in both United Kingdom and United States companies. Debt securities consist mainly of fixed interest bonds.

   The investment policies and strategies for plan assets are established to ensure that obligations to beneficiaries of the plan are met to achieve a reasonable balance between risk, likely return and administration, as well as to maintain funds at a level to meet minimum funding requirements. In order to ensure that an appropriate investment strategy is in place, an analysis of the Plan's assets and liabilities is completed periodically.

CASH FLOWS:

CONTRIBUTIONS

   EMCOR'S United Kingdom subsidiary expects to contribute $10.7 million to its pension plan in 2005.

ESTIMATED FUTURE BENEFIT PAYMENTS

   The following estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the following years (in thousands):

                                                                PENSION BENEFITS
                                                                ----------------
2005 ........................................................       $ 5,040
2006 ........................................................         5,498
2007 ........................................................         5,957
2008 ........................................................         6,415
2009 ........................................................         6,873
Succeeding five years .......................................        41,238

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE J -- RETIREMENT PLANS -- (CONTINUED)

   The accumulated benefit obligation for the defined benefit pension plan for the years ended December 31, 2004 and 2003 was $159.6 million and $134.7 million, respectively.

   EMCOR contributes to various union pension funds based upon wages paid to its union employees. Such contributions approximated $133.9 million, $134.8 million and $101.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

   EMCOR has retirement and savings plans that cover U.S. eligible non-union employees. Contributions to these profit sharing and voluntary savings plan are based on a percentage of the employee's base compensation. The expense recognized for the years ended December 31, 2004, 2003 and 2002 for this plan was $6.2 million, $3.8 million and $3.5 million, respectively. The increase in the 2004 and 2003 expense compared to the respective prior years is primarily due to an increase in the number of participants in these plans.

   EMCOR's United Kingdom subsidiary has a defined contribution retirement plan that began in 2002. The expense recognized for the years ended December 31, 2004, 2003, and 2002 was $1.2 million, $0.7 million and $0.3 million respectively.

   EMCOR's Canadian subsidiary has a defined contribution retirement plan. The expense recognized for the years ended December 31, 2004, 2003 and 2002 was $0.6 million, $0.4 million and $0.3 million, respectively.

NOTE K -- COMMITMENTS AND CONTINGENCIES

   EMCOR and its subsidiaries lease land, buildings and equipment under various leases. The leases frequently include renewal options and require EMCOR to pay for utilities, taxes, insurance and maintenance expenses.

   Future minimum payments, by year and in the aggregate, under capital leases, non-cancelable operating leases and related subleases with initial or remaining terms of one or more years at December 31, 2004, were as follows (in thousands):

                                                 CAPITAL     OPERATING  SUBLEASE
                                                  LEASE        LEASE     INCOME
                                                 --------    ---------  --------
2005 .........................................   $    676    $ 39,568   $    404
2006 .........................................        418      32,151         22
2007 .........................................        355      25,249         --
2008 .........................................        285      19,249         --
2009 .........................................        152      13,550         --
Thereafter ...................................         --      35,809         --
                                                 --------    --------   --------
Total minimum lease payment ..................      1,886    $165,576   $    426
                                                             ========   ========
Amounts representing interest ................       (224)
                                                 --------
Present value of net minimum lease payments ..   $  1,662
                                                 ========

   Rent expense for operating leases and other rental items for the years ended December 31, 2004, 2003 and 2002 was $54.9 million, $52.9 million and $36.5 million, respectively. Rent expense for the years ended December 31, 2004, 2003 and 2002 included sublease rental income of $0.7 million, $1.1 million and $0.8 million, respectively.

   Certain subsidiaries of EMCOR lease real estate from employees of such subsidiaries.

   EMCOR has agreements with its executive officers and certain other key management personnel providing for severance benefits to such employees upon termination of their employment under certain circumstances.

   EMCOR is  contingently  liable to  sureties  in  respect of  performance  and payment bonds issued by sureties, usually at the request of customers in connection with construction projects, which secure EMCOR payment and performance obligations under contracts for such projects. In addition, at the request of labor unions representing certain EMCOR employees, bonds are sometimes provided to secure such obligations for wages and benefits payable to or for such employees. EMCOR bonding requirements typically increase as the amount of public sector work increases. As of December 31, 2004, sureties had issued bonds for the account of EMCOR in the aggregate amount of approximately $1.6 billion. The bonds are issued by EMCOR's sureties in return for a premium, which varies depending on the size and type of the bonds. The largest individual bond is approximately $170.0 million. EMCOR has agreed to indemnify the sureties for any payments made by them in respect of bonds issued on EMCOR's behalf.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE K -- COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

   EMCOR is subject to regulation with respect to the handling of certain materials used in construction which are classified as hazardous or toxic by Federal, State and local agencies. EMCOR's practice is to avoid participation in projects principally involving the remediation or removal of such materials. However, when remediation is required as part of its contract performance, EMCOR believes it complies with all applicable regulations governing the discharge of material into the environment or otherwise relating to the protection of the environment.

   A subsidiary of EMCOR has guaranteed indebtedness of a venture in which it has a 40% interest; the other venture partner, Baltimore Gas and Electric, has a 60% interest. The venture designs, constructs, owns, operates, leases and maintains facilities to produce chilled water for sale to customers for use in air conditioning private and public properties. These guarantees are not expected to have a material adverse affect on EMCOR's financial position or results of operations. Each of the venturers is jointly and severally liable, in the event of default, for the venture's $25.0 million borrowing due December 2031. During September 2002, each venture partner contributed equity to the venture, of which EMCOR's contribution was $14.0 million.

   Restructuring expenses, primarily relating to employee severance obligations, were $8.3 million for 2004. Approximately $7.0 million of the restructuring obligations were paid prior to December 31, 2004. EMCOR anticipates paying substantially all of the remaining obligations in 2005. There were no restructuring expenses for the year ended December 31, 2003 or 2002.

NOTE L -- ADDITIONAL CASH FLOW INFORMATION

   The following presents information about cash paid for interest and income taxes and non-cash financing activities for the years ended December 31, 2004, 2003 and 2002 (in thousands):

                                                    2004       2003       2002
                                                   -------    -------    -------
Cash paid during the year for:
  Interest .....................................   $ 7,486    $ 7,251    $ 7,042
  Income taxes .................................   $ 1,759    $17,910    $45,785
Non-cash financing activities:
  Borrowings under capital lease obligations ...   $ 1,781    $   314    $    52
  Debt assumed in acquisition ..................   $    --    $    --    $22,115

NOTE M -- SEGMENT INFORMATION

   EMCOR has the following reportable segments: United States electrical construction and facilities services, United States mechanical construction and facilities services, United States facilities services, Canada construction and facilities services, United Kingdom construction and facilities services and Other international construction and facilities services. The segment "United States facilities services" principally consists of those operations which primarily provide consulting and maintenance services, and "Other international construction and facilities services" represents EMCOR's operations outside of the United States, Canada, and the United Kingdom (primarily in South Africa, the Middle East and Western Europe) performing electrical construction, mechanical construction and facilities services. EMCOR's interest in the South African joint venture was sold in August 2004. The following tables present information about industry segments and geographic areas for the years ended December 31, 2004, 2003 and 2002.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE M -- SEGMENT INFORMATION -- (CONTINUED)

   The tables also present unaudited pro forma revenues and operating income as if the acquisitions had occurred at the beginning of fiscal 2002. The unaudited pro forma revenues and operating income are not necessarily indicative of future operating results (in millions):

                                                                                                                         PRO FORMA
                                                                                                                        -----------
                                                                                           AS REPORTED                  (UNAUDITED)
                                                                            ----------------------------------------    -----------
                                                                              2004           2003           2002           2002
                                                                            ----------     ----------     ----------     ----------
Revenues from unrelated entities:
  United States electrical construction and facilities services ........    $  1,235.3     $  1,239.5     $  1,152.4     $  1,154.8
  United States mechanical construction and facilities services ........       1,825.7        1,715.8        1,715.4        1,846.5
  United States facilities services ....................................         727.6          661.2          250.0          629.8
                                                                            ----------     ----------     ----------     ----------
  Total United States operations .......................................       3,788.6        3,616.5        3,117.8        3,631.1
  Canada construction and facilities services ..........................         280.8          346.8          316.3          316.3
  United Kingdom construction and facilities services ..................         678.5          571.3          533.9          533.9
  Other international construction and facilities services .............            --             --             --             --
                                                                            ----------     ----------     ----------     ----------
  Total worldwide operations ...........................................    $  4,747.9     $  4,534.6     $  3,968.0     $  4,481.3
                                                                            ==========     ==========     ==========     ==========
Total revenues:
  United States electrical construction and facilities services ........    $  1,275.8     $  1,264.6     $  1,191.3     $  1,193.6
  United States mechanical construction and facilities services ........       1,839.4        1,733.3        1,719.3        1,850.4
  United States facilities services ....................................         728.9          665.4          252.0          631.9
  Less intersegment revenues ...........................................         (55.5)         (46.8)         (44.8)         (44.8)
                                                                            ----------     ----------     ----------     ----------
  Total United States operations .......................................       3,788.6        3,616.5        3,117.8        3,631.1
  Canada construction and facilities services ..........................         280.8          346.8          316.3          316.3
  United Kingdom construction and facilities services ..................         678.5          571.3          533.9          533.9
  Other international construction and facilities services .............            --             --             --             --
                                                                            ----------     ----------     ----------     ----------
  Total worldwide operations ...........................................    $  4,747.9     $  4,534.6     $  3,968.0     $  4,481.3
                                                                            ==========     ==========     ==========     ==========
Operating income (loss):
  United States electrical construction and facilities services ........    $     81.2     $     57.8     $     79.3     $     79.6
  United States mechanical construction and facilities services ........          (1.4)          25.6           59.9           62.4
  United States facilities services ....................................          14.2           18.4            4.4           14.4
                                                                            ----------     ----------     ----------     ----------
  Total United States operations .......................................          94.0          101.8          143.6          156.4
  Canada construction and facilities services ..........................         (11.9)           2.0            3.3            3.3
  United Kingdom construction and facilities services ..................           0.0          (22.4)           0.0            0.0
  Other international construction and facilities services .............           0.5            0.3           (0.1)          (0.1)
  Corporate administration .............................................         (35.0)         (34.7)         (31.3)         (31.3)
  Restructuring expenses ...............................................          (8.3)           0.0            0.0            0.0
  Gain on sale of assets ...............................................           2.8            0.0            0.0            0.0
                                                                            ----------     ----------     ----------     ----------
  Total worldwide operations ...........................................          42.1           47.0          115.5          128.3

Other corporate items:
  Interest expense .....................................................          (8.9)          (8.9)          (4.1)         (10.7)
  Interest income ......................................................           1.9            0.7            2.0            2.2
  Gain on sale of equity investment ....................................           1.8            0.0            0.0            0.0
  Minority interest ....................................................          (3.8)          (1.9)          (1.1)          (1.1)
  Income before taxes ..................................................    $     33.2     $     36.9     $    112.3     $    118.7

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE M -- SEGMENT INFORMATION -- (CONTINUED)

                                                                                                   2004          2003         2002
                                                                                                 ---------     ---------     -------
Capital expenditures:
  United States electrical construction and facilities services ..........................       $     1.7     $     4.6     $   3.0
  United States mechanical construction and facilities services ..........................             2.9           4.5         5.1
  United States facilities services ......................................................             6.1           3.4         1.2
                                                                                                 ---------     ---------     -------
  Total United States operations .........................................................            10.7          12.5         9.3
  Canada construction and facilities services ............................................             0.8           0.5         0.3
  United Kingdom construction and facilities services ....................................             3.7           4.0         4.2
  Other international construction and facilities services ...............................              --            --          --
  Corporate administration ...............................................................             0.9           0.9         1.8
                                                                                                 ---------     ---------     -------
  Total worldwide operations .............................................................       $    16.1     $    17.9     $  15.6
                                                                                                 =========     =========     =======
Depreciation and amortization of Property, plant and equipment:
  United States electrical construction and facilities services ..........................       $     3.3     $     3.4     $   3.5
  United States mechanical construction and facilities services ..........................             5.9           6.5         6.9
  United States facilities services ......................................................             5.8           6.4         1.9
                                                                                                 ---------     ---------     -------
  Total United States operations .........................................................            15.0          16.3        12.3
  Canada construction and facilities services ............................................             0.9           0.7         0.6
  United Kingdom construction and facilities services ....................................             4.3           4.0         2.4
  Other international construction and facilities services ...............................              --            --          --
  Corporate administration ...............................................................             0.7           0.7         0.1
                                                                                                 ---------     ---------     -------
Total worldwide operations ...............................................................       $    20.9     $    21.7     $  15.4
                                                                                                 =========     =========     =======

                                                                                                   2004          2003
                                                                                                 ---------     ---------
Costs and estimated earnings in excess of billings on uncompleted contracts:
  United States electrical construction and facilities services ..........................       $    57.4     $    60.4
  United States mechanical construction and facilities services ..........................           128.3         135.5
  United States facilities services ......................................................            11.4           9.4
                                                                                                 ---------     ---------
  Total United States operations .........................................................           197.1         205.3
  Canada construction and facilities services ............................................            19.9          17.8
  United Kingdom construction and facilities services ....................................            23.7          26.3
  Other international construction and facilities services ...............................              --            --
                                                                                                 ---------     ---------
  Total worldwide operations .............................................................       $   240.7     $   249.4
                                                                                                 =========     =========
Billings in excess of costs and estimated earnings on uncompleted contracts:
  United States electrical construction and facilities services ..........................       $   129.6     $   152.7
  United States mechanical construction and facilities services ..........................           131.1         126.6
  United States facilities services ......................................................             6.5           6.7
                                                                                                 ---------     ---------
  Total United States operations .........................................................           267.2         286.0
  Canada construction and facilities services ............................................            10.1           9.5
  United Kingdom construction and facilities services ....................................            82.4          49.7
  Other international construction and facilities services ...............................              --            --
                                                                                                 ---------     ---------
  Total worldwide operations .............................................................       $   359.7     $   345.2
                                                                                                 =========     =========

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE M -- SEGMENT INFORMATION -- (CONTINUED)

                                                                                                        2004                 2003
                                                                                                     ----------           ----------
Long-lived assets:
  United States electrical construction and facilities services ..........................           $     12.1           $     13.7
  United States mechanical construction and facilities services ..........................                187.7                191.5
  United States facilities services ......................................................                136.4                140.2
                                                                                                     ----------           ----------
  Total United States operations .........................................................                336.2                345.4
  Canada construction and facilities services ............................................                  5.7                  3.9
  United Kingdom construction and facilities services ....................................                 10.6                 14.9
  Other international construction and facilities services ...............................                   --                   --
  Corporate administration ...............................................................                  2.2                  2.2
                                                                                                     ----------           ----------
  Total worldwide operations .............................................................           $    354.7           $    366.4
                                                                                                     ==========           ==========
Goodwill:
  United States electrical construction and facilities services ..........................           $      3.8           $      3.8
  United States mechanical construction and facilities services ..........................                163.5                162.8
  United States facilities services ......................................................                112.1                111.4
                                                                                                     ----------           ----------
  Total United States operations .........................................................                279.4                278.0
  Canada construction and facilities services ............................................                   --                   --
  United Kingdom construction and facilities services ....................................                   --                   --
  Other international construction and facilities services ...............................                   --                   --
  Corporate administration ...............................................................                   --                   --
                                                                                                     ----------           ----------
  Total worldwide operations .............................................................           $    279.4           $    278.0
                                                                                                     ==========           ==========
Total assets:
  United States electrical construction and facilities services ..........................           $    358.1           $    362.3
  United States mechanical construction and facilities services ..........................                776.4                771.6
  United States facilities services ......................................................                304.5                280.5
                                                                                                     ----------           ----------
  Total United States operations .........................................................              1,439.0              1,414.4
  Canada construction and facilities services ............................................                108.8                 98.2
  United Kingdom construction and facilities services ....................................                199.2                198.4
  Other international construction and facilities services ...............................                  3.9                  4.5
  Corporate administration ...............................................................                 67.1                 79.7
                                                                                                     ----------           ----------
  Total worldwide operations .............................................................           $  1,818.0           $  1,795.2
                                                                                                     ==========           ==========

NOTE N -- SELECTED UNAUDITED QUARTERLY INFORMATION
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            MARCH 31             JUNE 30             SEPT. 30              DEC. 31
                                                           ----------           ----------           ----------           ----------
2004 QUARTERLY RESULTS
Revenues .......................................           $1,109,086           $1,193,213           $1,215,911           $1,229,670
Gross profit ...................................           $  101,163           $  101,512           $  114,980           $  129,247
Net income .....................................           $    5,717           $    1,445           $   15,466           $   10,579
Basic EPS ......................................           $     0.38           $     0.10           $     1.02           $     0.69
                                                           ==========           ==========           ==========           ==========
Diluted EPS ....................................           $     0.37           $     0.09           $     0.99           $     0.68
                                                           ==========           ==========           ==========           ==========
2003 QUARTERLY RESULTS
Revenues .......................................           $1,061,030           $1,144,378           $1,157,588           $1,171,650
Gross profit ...................................           $  116,769           $  123,275           $  118,206           $  124,204
Net income .....................................           $    3,256           $    8,273           $    6,468           $    2,624
Basic EPS ......................................           $     0.22           $     0.55           $     0.43           $     0.17
                                                           ==========           ==========           ==========           ==========
Diluted EPS ....................................           $     0.21           $     0.53           $     0.42           $     0.17
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

   EMCOR and three of its officers (Chairman of the Board and Chief Executive Officer Frank T. MacInnis, Executive Vice President and Chief Financial Officer Leicle E. Chesser, and Senior Vice President-Chief Accounting Officer and
Treasurer Mark A. Pompa) have been named as defendants in a purported consolidated class action filed in the United States District Court of Connecticut entitled IN RE EMCOR GROUP, INC SECURITIES LITIGATION. Plaintiff purports to represent a class composed of all persons who purchased or otherwise acquired EMCOR common stock and/or other securities between April 9, 2003 and October 2, 2003, inclusive. The complaint alleges violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder and of Section 20(A) of the Securities Exchange Act, relating to alleged misstatements and omissions in certain of the Company's filings with the Securities and Exchange Commission, press releases and other public statements between April 9 and October 2, 2003, and seeks damages on behalf of the purported class in unspecified amounts. A motion to dismiss the Complaint filed by EMCOR and the individual defendants is currently under submission. As set forth in the motion, EMCOR and the individual defendants believe that the plaintiff's allegations are without merit and are vigorously defending against them.

   In July 2003, EMCOR's subsidiary, Poole & Kent Corporation ("Poole & Kent"), was served with a Subpoena Duces Tecum by a grand jury empaneled by the United States District Court for the District of Maryland which is investigating, among other things, Poole & Kent's use of minority and woman-owned business enterprises. Poole & Kent has produced documents in response to the subpoena and to subsequent subpoenas directed to it requesting certain business records. On April 26, 2004, Poole & Kent was advised that it is a target of the grand jury investigation. Poole & Kent is cooperating with the investigation.

   On March 14, 2003, John Mowlem Construction plc ("Mowlem") presented a claim in arbitration against EMCOR's United Kingdom subsidiary, EMCOR Drake & Scull Group plc ("D&S"), in connection with a subcontract D&S entered into with Mowlem with respect to a project for the United Kingdom Ministry of Defence at Abbey Wood in Bristol, U.K. Mowlem seeks damages arising out of alleged defects in the D&S design and construction of the mechanical and electrical engineering services for the project. Mowlem's claim is for 39.5 million British pounds sterling (approximately $75.8 million), which includes costs allegedly incurred by Mowlem in connection with rectification of the alleged defects, overhead, legal fees, delay and disruption costs related to such defects, and interest on such amounts. The claim also includes amounts in respect of liabilities that Mowlem accepted in connection with a settlement agreement it entered into with the Ministry of Defence and which it claims are attributable to D&S. D&S believes it has good and meritorious defenses to the Mowlem claim. D&S has denied liability and has asserted a counterclaim for approximately 11.6 million British pounds sterling (approximately $22.3 million) for certain design, labor and delay and disruption costs incurred by D&S in connection with its subcontract with Mowlem.

   EMCOR is involved in other proceedings in which damages and claims have been asserted against it. EMCOR believes it has a number of valid defenses to such proceedings and claims and intends to vigorously defend itself and does not believe that a significant liability will result.

   Inasmuch as the various lawsuits and arbitrations in which EMCOR or its subsidiaries are involved range from a few thousand dollars to over $75.0 million, the outcome of which cannot be predicted, adverse results could have a material adverse effect on EMCOR's financial position and/or results of operations. These proceedings include the following: (a) a civil action brought against EMCOR's subsidiary Forest Electric Corp. ("Forest") and seven other defendants in the United States District Court for the Southern District of New York under the Sherman Act and New York common law by competitors whose employees are not members of International Brotherhood of Electrical Workers, Local #3 (the "IBEW"). The action alleges, among other things, that Forest, six other electrical contractors and the IBEW conspired to prevent competition and to monopolize the market for communications wiring services in the New York City area thereby excluding plaintiffs from wiring jobs in that market. Plaintiffs allege they have lost profits as a result of this concerted activity and seek damages in the amount of $50 million after trebling plus attorney's fees. However, plaintiffs' damages expert has stated in his pre-trial deposition that he estimates plaintiffs' damages at $8.7 million before trebling. Forest has denied the allegations of wrongdoing set forth in the complaint and pre-trial discovery has been completed. No trial date has been set by the Court. Forest believes that the suit is without merit. (b) A civil action brought by a joint venture (the "JV") between EMCOR's subsidiary Poole & Kent Corporation

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE O -- LEGAL PROCEEDINGS -- (CONTINUED)

   ("Poole & Kent") and an unrelated company in the Fairfax, Virginia Circuit Court in which the JV seeks damages from the Upper Occoquan Sewage Authority ("UOSA") resulting from material breaches of a construction contract (the
"Contract") entered into between the JV and UOSA for construction of a wastewater treatment facility. Poole & Kent incurred unrecovered costs in completing this project, which are included in the balance sheet account "costs and estimated earnings in excess of billings on uncompleted contracts" in EMCOR's consolidated balance sheets as of December 31, 2004 and 2003. A jury has returned a verdict finding that UOSA committed material breaches of the Contract and a jury trial to establish the JV's damages is currently in process. The JV claims total damages, based upon alternative measures of damages, in excess of $75.0 million (exclusive of interest), and in a jury trial to be subsequently held the JV intends to claim damages in excess of $18.0 million (exclusive of interest). In accordance with the joint venture agreement establishing the JV, Poole & Kent would be entitled to approximately one-half of any damage award received by the JV.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of EMCOR Group, Inc.:

   We have audited the accompanying consolidated balance sheets of EMCOR Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows and stockholders' equity and comprehensive income for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed on
Schedule II in Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EMCOR Group, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

   We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of EMCOR Group, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2005 expressed an unqualified opinion thereon.




Stamford, Connecticut                                      /S/ ERNST & YOUNG LLP
March 8, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of EMCOR Group, Inc.:

   We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that EMCOR Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). EMCOR Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

   We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

   A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

   Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

   In our opinion, management's assessment that EMCOR Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, EMCOR Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EMCOR Group, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, cash flows and stockholders' equity and comprehensive income for each of the three years in the period ended December 31, 2004 of EMCOR Group, Inc. and our report dated March 8, 2005 expressed an unqualified opinion thereon.



Stamford, Connecticut                                      /S/ Ernst & Young LLP
March 8, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

   Based on an evaluation of EMCOR's disclosure controls and procedures (as required by Rule 13a-15(b) of the Securities Exchange Act of 1934), the Chairman of the Board and Chief Executive Officer of EMCOR , Frank T. MacInnis, and the Chief Financial Officer of EMCOR , Leicle E. Chesser, have concluded that EMCOR's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective as of the end of the period covered by this report.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

   Management of EMCOR is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934). EMCOR's internal control over financial reporting is a process designed with the participation of EMCOR's principal executive officer and principal financial officer or persons performing similar functions to provide reasonable assurance regarding the reliability of financial reporting and the preparation of EMCOR's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

   EMCOR's internal control over financial reporting includes policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of EMCOR; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of EMCOR are being made only in accordance with authorizations of management and the directors of EMCOR; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of EMCOR's assets that could have a material effect on EMCOR's financial statements.

   Because of its inherent limitations, EMCOR's disclosure controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

   As of December 31, 2004, management conducted an evaluation of the effectiveness of EMCOR's internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has determined that EMCOR's internal control over financial reporting is effective as of December 31, 2004.

   Management's assessment of the effectiveness of EMCOR's internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report appearing in this Annual Report on Form 10-K, which such report expressed unqualified opinions on management's assessment and on the effectiveness of EMCOR's internal control over financial reporting as of December 31, 2004.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

   In addition, management with the participation of EMCOR's principal executive officer and principal financial officer or persons performing similar functions has determined that no change in EMCOR's internal control over financial reporting occurred during the fourth quarter of EMCOR's fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, EMCOR's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

   Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this Item 10 with respect to directors is incorporated herein by reference to the sections of the Company's definitive Proxy Statement for the 2005 Annual Meeting of Stockholders entitled "Election of Directors," which Proxy Statement is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K relates (the "Proxy Statement"). The information required by this Item 10 concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the section of the Proxy Statement entitled "Section 16(a) Beneficial Ownership Reporting Compliance." The information required by this Item 10 concerning the Audit Committee of the Company's Board of Directors is incorporated by reference to the Section of the Proxy Statement entitled "Audit Committee." Information regarding executive officers is contained in Part I of this Form 10-K following Item 4 under the heading "Executive Officers of the Registrant." The Company has adopted a Code of Ethics that applies to its chief executive officer and its senior financial officers, a copy of which is filed as an Exhibit hereto.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this Item 11 is incorporated herein by reference to the sections of the Proxy Statement entitled "Executive Compensation,"
"Employment and Change of Control Arrangements," "Director Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report."

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this Item 13 is incorporated herein by reference to the section of the Proxy Statement entitled "Other Matters - Related Transactions."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

   Except as set forth below, the information required by this Item 14 is incorporated herein by reference to the section of the Proxy Statement entitled "Ratification of Appointment of Independent Auditors."

   The Company has recently been informed by its independent registered public accounting firm, Ernst & Young LLP ("E&Y"), that Boardroom Limited ("Boardroom"), an entity which provided certain secretarial and directorship services in Singapore during the period from July 1, 2002 to August 31, 2004 to an inactive subsidiary of the Company, JWP Technical Services Pte Ltd ("JWP Singapore"), would be considered an affiliate of E&Y for independence purposes during such time period because 80% of Boardroom was owned in a personal capacity by certain E&Y Singapore partners. In September 2004, the services of Boardroom were terminated as JWP Singapore was dissolved. In addition, as of November 1, 2004, Boardroom no longer would be considered an affiliate of E&Y under the independence rules as on such date the E&Y Singapore partners sold their interests in Boardroom. Regardless, because Boardroom would be considered an affiliate of E&Y during the period from July 1, 2002 to August 31, 2004, the non-audit services rendered by Boardroom may raise issues under the auditor independence rules of Regulation S-X.

   Based upon E&Y's disclosure, the Company, its Audit Committee and E&Y have considered the impact the provision of such non-audit services may have had on E&Y's independence with respect to the Company and have concluded there has been no impairment of E&Y's independence as (a) such services were administrative in nature, (b) the associated fees over the period during which the services were provided aggregated to approximately $7,000.00, (c) the Company's subsidiary involved was not material to the consolidated financial statements of the Company and (d) the services have been discontinued.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

   (a)(1)The following consolidated financial statements of EMCOR Group, Inc. and Subsidiaries are included in Part II, Item 8:
         Financial Statements:
         Consolidated Balance Sheets -- December 31, 2004 and 2003
         Consolidated Statements of Operations -- Years Ended December 31, 2004,
           2003 and 2002
         Consolidated Statements of Cash Flows -- Years Ended December 31, 2004,
           2003 and 2002
         Consolidated  Statements  of  Stockholders'  Equity  and  Comprehensive
           Income -- Years Ended December 31, 2004, 2003 and 2002
         Notes to Consolidated Financial Statements
         Reports of Independent Registered Public Accounting Firm

   (a)(2)The following financial statement schedules are included in this Form 10-K report:
         Schedule II -- Valuation and Qualifying Accounts

         All other schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the consolidated financial statements or notes thereto.

   (a)(3)The exhibits listed on the Exhibit Index are filed herewith in response to this Item.

                                   SCHEDULE II

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                       BALANCE AT                    ADDITIONS
                                                       BEGINNING        COSTS AND    CHARGED TO                      BALANCE AT
                      DESCRIPTION                       OF YEAR         EXPENSES   OTHER ACCOUNTS(1)  DEDUCTIONS(2)  END OF YEAR
---------------------------------------------------    ----------       ---------  -----------------  -------------  -----------

            ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year Ended December 31, 2004 ......................     $43,706           7,026              --         (14,547)       $36,185
Year Ended December 31, 2003 ......................     $40,611          11,249             376          (8,530)       $43,706
Year Ended December 31, 2002 ......................     $35,091           3,354           5,129          (2,963)       $40,611

------------

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

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

 EXHIBIT                                                                                       INCORPORATED BY REFERENCE TO OR
   NO.                                          DESCRIPTION                                              PAGE NUMBER
 -------                                        -----------                                    -------------------------------

  2(a)            --     Disclosure Statement and Third Amended Joint Plan of                  Exhibit 2(a) to EMCOR's
                         Reorganization (the "Plan of Reorganization") proposed by             Registration Statement on Form 10 as
                         EMCOR Group, Inc. (formerly JWP INC.) (the "Company"                  originally filed March 17, 1995
                         or "EMCOR") and its subsidiary SellCo Corporation ("SellCo"),         ("Form 10")
                         as approved for dissemination by the United States Bankruptcy
                         Court, Southern District of New York (the "Bankruptcy Court"),
                         on August 22, 1994.

  2(b)            --     Modification to the Plan of Reorganization dated September 29, 1994   Exhibit 2(b) to Form 10

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

  2(e)            --     Amendment to the Confirmation Order dated December 8, 1994            Exhibit 2(e) to Form 10

  2(f)            --     Post-confirmation modification to the Plan of Reorganization          Exhibit 2(f) to Form 10
                         entered on December 13, 1994

  2.1             --     Purchase Agreement dated as of February 11, 2002 by and among         Exhibit 2.1 to EMCOR's Report on
                         Comfort Systems USA, Inc. and EMCOR-CSI Holding Co.                   Form 8-K dated February 14, 2002

  3(a-1)          --     Restated Certificate of Incorporation of EMCOR filed                  Exhibit 3(a-5) to Form 10
                         December 15, 1994

  3(a-2)          --     Amendment dated November 28, 1995 to the Restated Certificate         Exhibit 3(a-2) to EMCOR's Annual
                         of Incorporation of EMCOR                                             Report on Form 10-K for the year
                                                                                               ended December 31, 1995
                                                                                               ("1995 Form 10-K")

  3(a-3)          --     Amendment dated February 12, 1998 to the Restated Certificate         Exhibit 3(a-3) to EMCOR's Annual
                         of Incorporation                                                      Report on Form 10-K for the year
                                                                                               ended December 31, 1997
                                                                                               ("1997 Form 10-K")

  3(b)            --     Amended and Restated By-Laws                                          Exhibit 3(b) to EMCOR's Annual
                                                                                               Report on Form 10-K for the year
                                                                                               ended December 31, 1998 ("1998
                                                                                               Form 10-K")

  3(c)            --     Rights Agreement dated March 3, 1997 between EMCOR and                Exhibit 1 to EMCOR's Report on
                         the Bank of New York                                                  Form 8-K dated March 3, 1997

  4.1(a)          --     U.S. $275,000,000 Credit Agreement by and among EMCOR                 Exhibit 4.1(a) to EMCOR's Report on
                         Group, Inc. and certain of its Subsidiaries and Harris Trust and      Form 8-K
                         Savings Bank individually and as Agent and the Lenders which          dated October 4, 2002
                         are or become parties thereto dated as of September 26, 2002
                         (the "Credit Agreement")

  4.1(b)          --     Amendment and Waiver letter dated December 10, 2002 to the            Exhibit 4.1(b) to EMCOR's Annual
                         Credit Agreement                                                      Report on Form 10-K for the year
                                                                                               ended  December 31, 2002 ("2002 Form
                                                                                               10-K")

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

 EXHIBIT                                                                                       INCORPORATED BY REFERENCE TO OR
   NO.                                          DESCRIPTION                                              PAGE NUMBER
 -------                                        -----------                                    -------------------------------
  4.1(c)          --     First Amendment to Credit Agreement dated as of June 2003             Exhibit 4.1(c) to EMCOR's Quarterly
                                                                                               Report on Form 10-Q for the quarter
                                                                                               ended June 30, 2003 ("June 2003
                                                                                               Form 10-Q")

  4.1(d)          --     Second Amendment to Credit Agreement dated as of June 2003            Exhibit 4.1(d) to June 2003 Form 10-Q

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

  4.1(h)          --     Commitment Amount Increase Request dated June 26, 2003 among          Exhibit 4.1(h) to June 2003 Form 10-Q
                         Harris, Sovereign Bank and EMCOR

  4.1(i)          --     Commitment Amount Increase Request dated July 9, 2003 among           Exhibit 4.1(i) to June 2003 Form 10-Q
                         Harris, Bank Hapoalim B.M. and EMCOR

  4.1(j)          --     Commitments Amount Increase Request dated July 9, 2003 among          Exhibit 4.1(j) to June 2003 Form 10-Q
                         Harris, The Governor and Company of Bank of Scotland and
                         EMCOR

  4.1(k)          -     Commitment Amount Increase Request dated July 9, 2003 among            Exhibit 4.1(k) to June 2003 Form 10-Q
                         Harris, U.S. Bank, National Association and EMCOR

  4.2             --     Subordinated Indenture dated as of March 18, 1998                     Exhibit 4(b) to EMCOR's Quarterly
                         ("Indentured") between EMCOR and State Street Bank and                Report on Form 10-Q for the quarter
                         Trust Company, as Trustee ("State Street Bank")                       ended March 31, 1998 ("March 1998
                                                                                               Form 10-Q")

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

  10(a)           --     Employment Agreement made as of January 1, 2002 between               Exhibit 10(a) to EMCOR's Annual
                         EMCOR and Frank T. MacInnis                                           Report on Form 10-K for the year
                                                                                               ended December 31, 2001 ("2001 Form
                                                                                               10-K")

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

  10(c)           --     Employment Agreement made as of January 1, 2002 between               Exhibit 10(c) to 2001 Form 10-K
                         EMCOR and Leicle E. Chesser

  10(d)           --     Employment Agreement made as of January 1, 2002 between               Exhibit 10(d) to 2001 Form 10-K
                         EMCOR and Jeffrey M. Levy

  10(e)           --     Employment Agreement made as of January 1, 2002 between               Exhibit 10(e) to 2001 Form 10-K
                         EMCOR and R. Kevin Matz

  10(f)           --     Employment Agreement made as of January 1, 2002 between               Exhibit 10(f) to 2001 Form 10-K
                         EMCOR and Mark A. Pompa

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

 EXHIBIT                                                                                       INCORPORATED BY REFERENCE TO OR
   NO.                                          DESCRIPTION                                              PAGE NUMBER
 -------                                        -----------                                    -------------------------------
  10(g)           --     Letter Agreement dated October 12, 2004 between EMCOR                  Exhibit 10.1 to Form 8-K (Date of
                         and Anthony Guzzi (the "Guzzi Letter Agreement")                       Report October 12, 2004)

  10(h)           --     Severance Agreement dated October 25, 2005 between EMCOR               Exhibit D to the Guzzi Letter
                         and Anthony Guzzi                                                      Agreement

  10(h-1)         --     1994 Management Stock Option Plan ("1994 Option Plan")                 Exhibit 10(o) to Form 10

  10(h-2)         --     Amendment to Section 12 of the 1994 Option Plan                        Exhibit 10(g-2) to 2001 Form 10-K

  10(h-3)         --     Amendment to Section 13 of the 1994 Option Plan                        Exhibit 10(g-3) to 2001 Form 10-K

  10(i-1)         --     1995 Non-Employee Directors' Non-Qualified Stock Option Plan           Exhibit 10(p) to Form 10
                         ("1995 Option Plan")

  10(i-2)         --     Amendment to Section 10 of the 1995 Option Plan                        Exhibit 10(h-2) to 2001 Form 10-K

  10(j-1)         --     1997 Non-Employee Directors' Non-Qualified Stock Option Plan           Exhibit 10(k) to EMCOR's Annual
                         ("1997 Option Plan")                                                   Report on Form 10-K for the year
                                                                                                ended December 31, 1999 (the "1999
                                                                                                Form 10-K")

  10(j-2)         --     Amendment to Section 9 of the 1997 Option Plan                         Exhibit 10(i-2) to 2001 Form 10-K

  10(k)           --     1997 Stock Plan for Directors                                          Exhibit 10(l) to 1999 Form 10-K

  10(l-1)         --     Continuity Agreement dated as of June 22, 1998 between                 Exhibit 10(a) to EMCOR's Quarterly
                         Frank T. MacInnis and EMCOR ("MacInnis Continuity Agreement")          Report on Form 10-Q for the quarter
                                                                                                ended June 30, 1998 ("June 1998 Form
                                                                                                10-Q")

  10(l-2)         --     Amendment dated as of May 4, 1999 to MacInnis Continuity               Exhibit 10(h) for the quarter ended
                         Agreement                                                              June 30, 1999 (June 1999 Form 10-Q)

  10(m-1)         --     Continuity Agreement dated as of June 22, 1998 between Sheldon I.      Exhibit 10(c) to the June 1998 Form
                         Cammaker and EMCOR ("Cammaker Continuity Agreement")                   10-Q

  10(m-2)         --     Amendment dated as of May 4, 1999 to Cammaker Continuity               Exhibit 10(i) to June 1999 Form 10-Q
                         Agreement

  10(n-1)         --     Continuity Agreement dated as of June 22, 1998 between                 Exhibit 10(d) to the June 1998 Form
                         Leicle E. Chesser and EMCOR ("Chesser Continuity Agreement")           10-Q

  10(n-2)         --     Amendment dated as of May 4, 1999 to Chesser Continuity Agreement      Exhibit 10(j) to June 1999 Form 10-Q

  10(o-1)         --     Continuity Agreement dated as of June 22, 1998 between                 Exhibit 10(b) to the June 1998 Form
                         Jeffrey M. Levy and EMCOR ("Levy Continuity Agreement")                10-Q

  10(o-2)         --     Amendment dated as of May 4, 1999 to Levy Continuity Agreement         Exhibit 10(l) to June 1999 Form 10-Q

  10(p-1)         --     Continuity Agreement dated as of June 22, 1998 between                 Exhibit 10(f) to the June 1998 Form
                         R. Kevin Matz and EMCOR ("Matz Continuity Agreement")                  10-Q

  10(p-2)         --     Amendment dated as of May 4, 1999 to Matz Continuity Agreement         Exhibit 10(m) to June 1999 Form 10-Q

  10(p-3)         --     Amendment dated as of January 1, 2002 to Matz                          Exhibit 10(o-3) to Form 10-Q for the
                         Continuity Agreement                                                   quarter ended ("March 2002 10-Q")

  10(p-1)         --     Continuity Agreement dated as of June 22, 1998 between                 Exhibit 10(g) to the June 1998 Form
                         Mark A. Pompa and EMCOR ("Pompa Continuity Agreement")                 10-Q

  10(p-2)         --     Amendment dated as of May 4, 1999 to Pompa Continuity Agreement        Exhibit 10(n) to June 1999 Form 10-Q

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

 EXHIBIT                                                                                       INCORPORATED BY REFERENCE TO OR
   NO.                                          DESCRIPTION                                              PAGE NUMBER
 -------                                        -----------                                    -------------------------------
  10(p-3)         --     Amendment dated as of January 1, 2002 to Pompa                         Exhibit 10(p-3) to March 2002
                         Continuity Agreement                                                   Form 10-Q

  10(p-4)         --     Change of Control Agreement dated as of October 25, 2004               Exhibit E to Guzzi Letter Agreement
                         between Anthony Guzzi and EMCOR

  10(q)           --     Release and Settlement Agreement dated December 22, 1999               Exhibit 10(q) to 1999 Form 10-K
                         between EMCOR and Thomas D. Cunningham

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

  10(t-1)         --     2003 Management Stock Incentive Plan                                   Exhibit B to EMCOR's 2003 Proxy
                                                                                                Statement

  10(t-2)         --     Amendments to 2003 Management Stock Incentive Plan                     Exhibit 10(t-2) to EMCOR's Annual
                                                                                                Report on Form 10-K for the year
                                                                                                ended December 31, 2003 ("2003
                                                                                                Form 10-K")

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

  10(z)           --     Form of EMCOR Option Agreement for Directors granted June 19,          Exhibit 4.8 to 2004 Form S-8
                         2002, October 25, 2002, and February 27, 2003

  10(aa)          --     Form of Option Agreement between EMCOR and Anthony Guzzi               Exhibit A to Guzzi Letter Agreement
                         dated October 25, 2004

  10(bb)          --     Form of Option  Agreement  between  EMCOR and  executive
                         officers Exhibit 10.1 to Form 8-K (Date of dated January
                         3, 2005 Report January 3, 2005)

  10(cc)          --     Restricted Stock Unit Agreement between EMCOR and Anthony Guzzi        Exhibit B to Guzzi Letter Agreement
                         dated October 25, 2004

  10(d)(d)        --     Release and Settlement Agreement dated February 25, 2004               Page
                         between Jeffrey M. Levy*

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

 EXHIBIT                                                                                       INCORPORATED BY REFERENCE TO OR
   NO.                                          DESCRIPTION                                              PAGE NUMBER
 -------                                        -----------                                    -------------------------------
  10(e)(e)         --    Form of letter agreement between EMCOR and each executive officer      Page
                         with respect to acceleration of options granted January 2, 2003 and January 2, 2004*

  10(ff)          --     Form of Confidentiality Agreement between EMCOR and Executive          Exhibit C to Guzzi Letter Agreement
                         Officers

  10(gg)          --     Form of Indemnification Agreement between EMCOR and each of            Exhibit F to Guzzi Letter Agreement
                         its officers and directors

  11              --     Computation of Basic EPS and Diluted EPS for the years ended           Page
                         December 2004 and 2003*

  14              --     Code of Ethics of EMCOR for Chief Executive Officer and                Exhibit 14 to EMCOR's 2003 Form
                         Senior Financial Officers                                              10-K

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

  21              --     List of Significant Subsidiaries*                                      Page

  23.1            --     Consent of Ernst & Young LLP*                                          Page

  31.1            --     Certification Pursuant to Section 302 of the Sarbanes -- Oxley         Page
                         Act of 2002 by the Chairman of the Board of Directors and
                         Chief Executive Officer*

  31.2            --     Certification Pursuant to Section 302 of the Sarbanes -- Oxley         Page
                         Act of 2002 by the Executive Vice President and Chief
                         Financial Officer*

  32.1            --     Certification Pursuant to Section 906 of the Sarbanes -- Oxley         Page
                         Act of 2002 by the Chairman of the Board of Directors and
                         Chief Executive Officer**

  32.2            --     Certification Pursuant to Section 906 of the Sarbanes -- Oxley Act     Page
                         of 2002 by the Executive Vice President and Chief Financial Officer**

----------------
*  Filed Herewith
** Furnished Herewith

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

                                          EMCOR GROUP, INC.
(Registrant)
Date: March 8, 2005                       by       /s/ FRANK T. MACINNIS
                                              ----------------------------------
                                                       FRANK T. MACINNIS
                                              CHAIRMAN OF THE BOARD OF DIRECTORS
                                                  AND CHIEF EXECUTIVE OFFICER

   PURSUANT TO THE  REQUIREMENTS  OF THE SECURITIES  EXCHANGE ACT OF 1934,  THIS
REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 8, 2005.

      /s/ FRANK T. MACINNIS              Chairman of the Board of Directors and
--------------------------------                 Chief Executive Officer
        Frank T. MacInnis

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