Form 10-Q
period 2005-03-31
EMCOR GROUP INC
filed 2005-04-28
CIK 105634

1


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                          Commission file number 1-8267

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

                                 (203) 849-7800
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

                      Applicable Only To Corporate Issuers

     Number of shares of Common Stock outstanding as of the close of business on April 20, 2005: 15,500,408 shares.

                                EMCOR GROUP, INC.
                                      INDEX


                                                                        Page No.


PART I - Financial Information

Item 1     Financial Statements

    Condensed Consolidated Balance Sheets -
    as of March 31, 2005 and December 31, 2004                                 1

    Condensed Consolidated Statements of Operations -
    three months ended March 31, 2005 and 2004                                 3

    Condensed Consolidated Statements of Cash Flows -
    three months ended March 31, 2005 and 2004                                 4

    Condensed Consolidated Statements of Stockholders'
    Equity and Comprehensive Income -
    three months ended March 31, 2005 and 2004                                 5

    Notes to Condensed Consolidated Financial Statements                       6


Item 2     Management's Discussion and Analysis of Results of Operations
                and Financial Condition                                       11

Item 3     Quantitative and Qualitative Disclosures about Market Risk         21

Item 4     Controls and Procedures                                            21

PART II - Other Information

Item 1     Legal Proceedings                                                  22

Item 6     Exhibits                                                           23

PART I. - FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.


EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
--------------------------------------------------------------------------------
                                                       March 31,    December 31,
                                                         2005           2004
                                                     (Unaudited)
--------------------------------------------------------------------------------

                           ASSETS

Current assets:
    Cash and cash equivalents                        $   69,272       $   70,404
    Accounts receivable, net                          1,038,357        1,073,454
    Costs and estimated earnings in excess
       of billings on uncompleted contracts             230,382          240,716
    Inventories                                           9,359           10,580
    Prepaid expenses and other                           30,674           30,417
                                                     ----------       ----------
       Total current assets                           1,378,044        1,425,571

Investments, notes and other long-term
    receivables                                          26,783           26,472

Property, plant and equipment, net                       54,447           56,468

Goodwill                                                279,929          279,432

Identifiable intangible assets, net                      17,921           18,782

Other assets                                             10,362           11,244
                                                     ----------       ----------
       Total assets                                  $1,767,486       $1,817,969
                                                     ==========       ==========

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
--------------------------------------------------------------------------------
                                                       March 31,    Dceember 31,
                                                         2005           2004
                                                     (Unaudited)
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Borrowings under working capital credit line        $   82,400     $   80,000
  Current maturities of long-term debt and capital
      lease obligations                                      828            806
  Accounts payable                                       427,667        467,415
  Billings in excess of costs and estimated
      earnings on uncompleted contracts                  351,827        359,667
  Accrued payroll and benefits                           129,578        138,771
  Other accrued expenses and liabilities                 112,604        115,714
                                                      ----------     ----------
      Total current liabilities                        1,104,904      1,162,373

  Long-term debt and capital lease obligations             1,360          1,332

  Other long-term obligations                             96,788         91,903
                                                      ----------     ----------
      Total liabilities                                1,203,052      1,255,608
                                                      ----------     ----------
Stockholders'equity:
  Preferred stock, $0.10 par value, 1,000,000 shares
       authorized, zero issued and outstanding                --             --
  Common stock, $0.01 par value, 30,000,000 shares
       authorized, 16,588,602 and 16,324,335 shares
       issued, respectively                                  166            163
  Capital surplus                                        320,480        318,122
  Accumulated other comprehensive income                   6,779          7,699
  Retained earnings                                      255,041        253,128
  Treasury stock, at cost 1,088,194 and 1,088,286
       shares, respectively                              (18,032)       (16,751)
                                                      ----------     ----------
      Total stockholders' equity                         564,434        562,361
                                                      ----------     ----------
Total liabilities and stockholders' equity            $1,767,486     $1,817,969
                                                      ==========     ==========


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)
-------------------------------------------------------------------------------
Three months ended March 31,                       2005                 2004
-------------------------------------------------------------------------------

Revenues                                       $1,093,208            $1,109,086
Cost of sales                                     993,125             1,007,923
                                               ----------            ----------

Gross profit                                      100,083               101,163
Selling, general and administrative expenses       93,384               100,533
Restructuring expenses                              1,171                 5,179
                                               ----------            ----------

Operating income (loss)                             5,528                (4,549)
Interest expense, net                              (1,640)               (1,678)
Minority interest                                    (865)                 (468)
                                               ----------            ----------

Income (loss) before income taxes                   3,023                (6,695)
Income tax provision (benefit)                      1,110               (12,412)
                                               ----------            ----------
Net income                                     $    1,913            $    5,717
                                               ==========            ==========
Basic earning per share                        $     0.12            $     0.38
                                               ==========            ==========
Diluted earnings per share                     $     0.12            $     0.37
                                               ==========            ==========


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)
---------------------------------------------------------------------------------------------
Three months ended March 31,                                       2005         2004
---------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income                                                   $   1,913     $   5,717
  Depreciation and amortization                                    4,384         5,070
  Amortization of identifiable intangibles                           861           861
  Minority interest                                                  865           468
  Other non-cash expenses                                            420           670
  Changes in operating assets and liabilities                     (9,046)      (14,954)
                                                               ---------     ---------
Net cash used in operating activities                               (603)       (2,168)
                                                               ---------     ---------
Cash flows from investing activities:
  Payments for earn-out agreements                                  (497)       (1,310)
  Proceeds from sale of property, plant and equipment                671           802
  Purchase of property, plant and equipment                       (3,342)       (2,409)
  Net (disbursements) proceeds related to other investments         (311)          544
                                                               ---------     ---------
Net cash used in investing activities                             (3,479)       (2,373)
                                                               ---------     ---------
Cash flows from financing activities:
  Proceeds from working capital credit lines                     235,200       188,450
  Repayments of working capital credit lines                    (232,800)     (209,450)
  Net repayments for long-term debt                                  (17)          (30)
  Repayments for capital lease obligations                           (26)          (50)
  Net proceeds from exercise of stock options                        593           357
                                                               ---------     ---------
Net cash provided by (used in) financing activities                2,950       (20,723)
                                                               ---------     ---------
Decrease in cash and cash equivalents                             (1,132)      (25,264)
Cash and cash equivalents at beginning of year                    70,404        78,260
                                                               ---------     ---------
Cash and cash equivalents at end of period                     $  69,272     $  52,996
                                                               =========     =========

Supplemental cash flow information:
  Cash paid for:
    Interest                                                   $   1,961     $   1,926
    Income taxes                                               $   1,479     $   2,662
  Non-cash financing activities:
    Borrowings under capital lease obligations                 $      93     $      --

See Notes to Condensed Consolidated Financial Statements.


EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(In thousands, except share data)(Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Accumulated
                                                                           other
                                               Common      Capital     comprehensive    Retained    Treasury    Comprehensive
                                     Total      stock      surplus     income (loss)(1) earnings      stock      income (loss)
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1,  2004          $521,356     $162       $316,729        $1,257       $219,921    $(16,713)
  Net income                          5,717       --             --            --          5,717          --       $ 5,717
  Foreign currency translation
     adjustments                     (1,044)      --             --        (1,044)            --          --        (1,044)
                                                                                                                   -------
  Comprehensive income                                                                                             $ 4,673
                                                                                                                   =======
  Issuance of treasury stock
     for restricted stock units (3)      --       --           (836)           --             --         836
  Treasury stock, at cost (4)          (902)      --             --            --             --        (902)
  Common stock issued under
     stock option plans, net            357       --            357            --             --          --
  Value of Restricted Stock
     Units (2)                          668       --            668            --             --          --
                                   --------     ----       --------        ------       --------    --------
Balance, March 31, 2004            $526,152     $162       $316,918        $  213       $225,638    $(16,779)
                                   ========     ====       ========        ======       ========    ========

Balance, January 1,  2005          $562,361     $163       $318,122        $7,699       $253,128    $(16,751)
  Net income                          1,913       --             --            --          1,913          --       $1,913
  Foreign currency translation
     adjustments                       (920)      --             --          (920)            --          --         (920)
                                                                                                                   ------
  Comprehensive income                                                                                             $  993
                                                                                                                   ======
  Issuance of treasury stock
     for restricted stock units (3)      --       --           (540)           --             --         540
  Treasury stock, at cost (4)          (871)      --             --            --             --        (871)
  Common stock issued under
     stock option plans, net (5)        593        3          1,540            --             --        (950)
  Value of Restricted Stock
     Units (2)                        1,358       --          1,358            --             --          --
                                   --------     ----       --------        ------       --------    --------
Balance, March 31, 2005            $564,434     $166       $320,480        $6,779       $255,041    $(18,032)
                                   ========     ====       ========        ======       ========    ========

(1) Represents cumulative foreign currency translation adjustments and minimum pension liability adjustments.
(2) Shares of common stock will be issued in respect of restricted stock units granted pursuant to EMCOR's Executive Stock Bonus Plan. This amount represents the value of restricted stock units at the date of grant.
(3) Represents common stock transferred at cost from treasury stock upon the vesting of restricted stock units.
(4) Represents value of shares of common stock withheld by EMCOR for income tax withholding requirements upon the vesting of restricted stock units.
(5) The treasury stock amount includes $978.0 as the value of 20,468 shares received as payment for the exercise price of stock options less $28.0 as the value of the treasury shares delivered upon the exercise of other stock options.


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

In the opinion of EMCOR, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly the financial position of EMCOR and the results of its operations. The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

Certain reclassifications of prior year amounts have been made to conform to current year presentation.

NOTE B Earnings Per Share

Calculation of Basic and Diluted Earnings per share

The following tables summarize EMCOR's calculation of Basic and Diluted Earnings per Share ("EPS") for the three month periods ended March 31, 2005 and 2004:

                                                    Three months ended
                                                       March 31, 2005
                                          --------------------------------------
                                             Income       Shares      Per Share
                                          (Numerator)  (Denominator)   Amount
                                          --------------------------------------
Basic EPS
Income available to common stockholders   $1,913,000    15,353,231     $0.12
                                                                       =====
Effect of Dilutive Securities
     Options                                      --       346,257
                                          ----------    ----------
Diluted EPS                               $1,913,000    15,699,488     $0.12
                                          ==========    ==========     =====



                                                    Three months ended
                                                       March 31, 2004
                                          --------------------------------------
                                             Income       Shares      Per Share
                                          (Numerator)  (Denominator)   Amount
                                          --------------------------------------
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
                                          ==========    ==========     =====


There were 425,499 and 859,647 anti-dilutive stock options that were required to be excluded from the calculation of diluted EPS for the three month periods ended March 31, 2005 and 2004, respectively.

EMCOR Group, Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)


NOTE C Valuation of Stock Option Grants

EMCOR has stock-based compensation plans and programs. EMCOR applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004 in respect of stock options granted during those periods inasmuch as EMCOR grants stock options at fair market value. Had compensation cost for these options been determined consistent with SFAS 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure," EMCOR's net income, basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS") would have been reduced from the "as reported amounts" below to the "pro forma amounts" below for the three month periods ended March 31 (in thousands, except per share amounts):

                                                                   For the three months ended
                                                                          March 31,
                                                                   --------------------------
                                                                       2005          2004
                                                                   --------------------------
Net income:
  As reported ......................................................  $1,913        $5,717
  Less: Total stock-based compensation expense determined
    under fair value based method, net of related tax effects.......     299           719
                                                                      ------        ------
  Pro Forma.........................................................  $1,614        $4,998
                                                                      ======        ======

Basic EPS:
  As reported.......................................................  $ 0.12        $ 0.38
  Pro Forma.........................................................  $ 0.11        $ 0.33
Diluted EPS:
  As reported.......................................................  $ 0.12        $ 0.37
  Pro Forma ........................................................  $ 0.10        $ 0.32

Common Stock

As of March 31, 2005 and December 31, 2004, 15,500,408 and 15,236,049 shares of
EMCOR common stock were outstanding, respectively.

EMCOR Group, Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE D Segment Information

EMCOR has the following reportable segments which provide services associated with the design, integration, installation, startup, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for generation and distribution of electrical power, lighting systems, low-voltage systems such as fire alarm, security, communications and process control systems and voice and data systems); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems, and plumbing, process and high-purity piping systems); (c) United States facilities services; (d) Canada construction and facilities services; (e) United Kingdom construction and facilities services; and (f) Other international construction and facilities services. The segment "United States facilities services" principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers' facilities (mobile operation and maintenance services, site-based operation and maintenance services, facility planning and consulting services, energy management programs and the design and construction of energy-related projects) which services are not generally related to customers' construction programs. The Canada, United Kingdom and Other international segments perform electrical construction, mechanical construction and facilities services. "Other international construction and facilities services" represents EMCOR's operations outside of the United States, Canada and the United Kingdom (primarily in South Africa and the Middle East) performing electrical construction, mechanical construction and facilities services. EMCOR's interest in the South African joint venture was sold in August 2004. The following tables present information about industry segments and geographic areas (in thousands):


                                                                     For the three months ended March 31,
                                                                     ------------------------------------
                                                                         2005                2004
                                                                      ----------          ----------
Revenues from unrelated entities:
  United States electrical construction and facilities services       $  275,884          $  278,875
  United States mechanical construction and facilities services          402,341             422,714
  United States facilities services                                      181,834             178,481
                                                                      ----------          ----------
  Total United States operations                                         860,059             880,070
  Canada construction and facilities services                             66,202              75,683
  United Kingdom construction and facilities services                    166,947             153,333
  Other international construction and facilities services                    --                  --
                                                                      ----------          ----------
  Total worldwide operations                                          $1,093,208          $1,109,086
                                                                      ==========          ==========

                                                                     For the three months ended March 31,
                                                                     ------------------------------------
                                                                         2005                2004
                                                                         ----                ----

Total revenues:
  United States electrical construction and facilities services       $  279,725          $  281,971
  United States mechanical construction and facilities services          404,030             433,351
  United States facilities services                                      182,296             178,836
  Less intersegment revenues                                              (5,992)            (14,088)
                                                                      ----------          ----------
  Total United States operations                                         860,059             880,070
  Canada construction and facilities services                             66,202              75,683
  United Kingdom construction and facilities services                    166,947             153,333
  Other international construction and facilities services                    --                  --
                                                                      ----------          ----------
  Total worldwide operations                                          $1,093,208          $1,109,086
                                                                      ==========          ==========


EMCOR Group, Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE D Segment Information - (continued)

                                                                     For the three months ended March 31,
                                                                     ------------------------------------
                                                                        2005                2004
                                                                        ----                ----
Operating income (loss):
  United States electrical construction and facilities services     $   15,979          $   17,309
  United States mechanical construction and facilities services         (3,053)             (7,609)
  United States facilities services                                      4,422              (1,319)
                                                                    ----------          ----------
  Total United States operations                                        17,348               8,381
  Canada construction and facilities services                             (726)                 21
  United Kingdom construction and facilities services                     (472)             (1,325)
  Other international construction and facilities services                 (52)                278
  Corporate administration                                              (9,399)             (6,725)
  Restructuring expenses                                                (1,171)             (5,179)
                                                                    ----------          ----------
  Total worldwide operations                                             5,528              (4,549)

Other corporate items:
  Interest expense                                                      (2,213)             (1,847)
  Interest income                                                          573                 169
  Minority Interest                                                       (865)               (468)
                                                                    ----------          ----------
  Income (loss) before income taxes                                 $    3,023          $   (6,695)
                                                                    ==========          ==========


                                                                      March 31,         December 31,
                                                                    ---------------------------------
                                                                         2005               2004
                                                                         ----               ----
Total assets:
  United States electrical construction and facilities services     $  339,791          $  358,056
  United States mechanical construction and facilities services        736,892             757,725
  United States facilities services                                    315,194             323,206
                                                                    ----------          ----------
  Total United States operations                                     1,391,877           1,438,987
  Canada construction and facilities services                          120,655             108,843
  United Kingdom construction and facilities services                  196,147             199,138
  Other international construction and facilities services               3,518               3,887
  Corporate administration                                              55,289              67,114
                                                                    ----------          ----------
  Total worldwide operations                                        $1,767,486          $1,817,969
                                                                    ==========          ==========


NOTE E Retirement Plans

Components of Net Periodic Pension Benefit Cost

The components of net periodic pension benefit cost for three months ended March 31, 2005 and 2004 were as follows (in thousands):

                                              For  the   three   months   ended
                                                          March 31,
                                             -----------------------------------
                                                    2005              2004
                                                    ----              ----

Service cost                                      $ 1,006           $ 1,261
Interest cost                                       2,499             2,232
Expected return on plan assets                     (2,548)           (2,234)
Amortization of prior service cost
                                                       22                (2)
Amortization of net loss                              348               351
                                                  -------           -------
Net periodic pension benefit cost                 $ 1,327           $ 1,608
                                                  =======           =======

EMCOR Group, Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)


NOTE E Retirement Plans - (continued)

Employer Contributions

For the three months ended March 31, 2005, EMCOR's United Kingdom subsidiary contributed $1.6 million to its defined benefit pension plan and anticipates contributing an additional $5.9 million during the remainder of 2005.

NOTE F Income Taxes

For the three months ended March 31, 2005, the income tax provision was $1.1 million based on $3.0 million of income before income taxes, an effective income tax rate of 37%, compared to an income tax benefit of $12.4 million for the three months ended March 31, 2004. The income tax benefit in the prior year period was comprised of a reversal of $9.6 million in income tax reserves no longer required based on a current analysis of probable exposures and $2.8 million of a tax benefit based on an effective income tax rate of 42% on a $6.7 million loss before income taxes. The decrease in the effective income tax rate for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was primarily due to increased income anticipated in certain lower effective tax rate jurisdictions.

NOTE G Legal Proceedings

See Part II - Other Information, Item 1 - Legal Proceedings.

NOTE H New Accounting Pronouncement

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment ("123(R)"), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. Statement 123(R) must be adopted no later than January 1, 2006 (postponed from July 1, 2005 by the United States Securities and Exchange Commission on April 15, 2005). EMCOR will adopt Statement 123(R) on January 1, 2006.

As permitted by Statement 123, EMCOR currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. EMCOR is currently evaluating the impact that adoption of Statement 123(R) will have on the results of operations in 2006. The impact of the standard on future operating results cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Statement 123(R) requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While EMCOR cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts of operating cash flows recognized in prior periods for such excess tax deductions was not material.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

Revenues for the three months ended March 31, 2005 were $1.09 billion compared to $1.11 billion for the three months ended March 31, 2004. Net income was $1.9 million for the current period compared to $5.7 million for the prior year period. Diluted earnings per share on net income were $0.12 per share for the current period compared to $0.37 per share for the prior year period.

Revenues decreased in the first quarter of 2005 principally due to a planned curtailment in the bidding on certain public sector and other longer-term contracts by certain subsidiaries.

The first quarter 2004 results included a reversal of $9.6 million in income tax reserves no longer required based on a then current analysis of probable exposures, which positively impacted 2004 first quarter net income by that amount. Positively impacting first quarter 2005 net income and diluted earnings per share were (a) generally improved contract performance on contracts during the period, (b) the settlement of an insurance coverage related dispute which contributed approximately $5.6 million and (c) decreased selling, general and administrative expenses related to personnel reductions and other cost reduction actions. However, 2005 first quarter results were negatively impacted by a non-cash expense of $8.7 million as a result of proceedings in a civil action described in the following paragraph brought by a joint venture between EMCOR's subsidiary Poole & Kent Corporation and an unrelated company against the Upper Occoquan Sewage Authority.

A civil action was brought by a joint venture (the "JV") between EMCOR's subsidiary Poole & Kent Corporation ("Poole & Kent") and an unrelated company in the Fairfax, Virginia Circuit Court based on a material breach by the Upper Occoquan Sewage Authority ("UOSA") of a construction contract between the JV and UOSA. While, as a result of a jury decision on March 11, 2005 in that action, the JV will be entitled to be paid additional amounts in connection with the UOSA project, which additional amounts are to be determined by the trial judge following rulings on post-trial damage motions, EMCOR recorded a non-cash expense of $8.7 million. Because the jury decision did not reflect the amount the JV sought in the trial, the non-cash expense reflects a write-off of certain unrecovered costs in completing a sub-contract related to this project based on what EMCOR believes is probable of recovery by the JV based on current facts. (The unrecovered costs were included in the balance sheet account "costs and estimated earnings in excess of billings on uncompleted contracts" in EMCOR's consolidated balance sheet as of December 31, 2004.) The JV has asserted additional claims against UOSA relating to the same project which are also pending in Fairfax, Virginia Circuit Court which could result in another trial between the JV and UOSA, to be held at a date not yet determined and in which the JV may claim damages in excess of $18.0 million. As a result of rulings on the post-trial damage motions and/or the resolution of the additional damage claims referred to in the immediately preceeding sentence, EMCOR may record income or additional non-cash expense. The aforementioned civil action is referred to hereafter as the "UOSA Action". In accordance with the joint venture agreement establishing the JV, Poole & Kent will be entitled to approximately one-half of the aggregate amounts paid and to be paid by UOSA to the joint venture.

The 2005 and 2004 results were also positively affected by the implementation of significant strategic decisions and management changes initiated by EMCOR Group, Inc. senior management. These actions included the curtailment in the bidding for certain public sector work, replacement of senior management at certain business units and reductions in selling, general and administrative expenses in all segments. Related to these actions were $1.2 million and $5.2 million of restructuring expenses in the three months ended March 31, 2005 and 2004, respectively, principally for employee severance obligations. EMCOR will continue to focus during 2005 on controlling selling, general and administrative expenses, increasing revenues from multi-year facilities services contracts and selective estimating and bidding of construction work. At the same time, a continued gradual improvement in commercial construction is anticipated.

Management believes it has positioned EMCOR to benefit from the strategic decisions and management changes initiated in 2005 and during 2004; however, there is no assurance that there will be significantly improved future results if economic conditions, with respect to the availability of more profitable private sector work affecting EMCOR and the construction industry generally, do not continue to improve and competitive pressures do not ease.

Operating Segments

EMCOR has the following reportable segments which provide services associated with the design, integration, installation, startup, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for generation and distribution of electrical power, lighting systems, low-voltage systems such as fire alarm, security, communications and process control systems and voice and data systems); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems, and plumbing, process and high-purity piping systems); (c) United States facilities services; (d) Canada construction and facilities services; (e) United Kingdom construction and facilities services; and (f) Other international construction and facilities services. The segment "United States facilities services" principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers' facilities (mobile operation and maintenance services, site-based operation and maintenance services, facility planning and consulting services, energy management programs and the design and construction of energy-related projects) which services are not generally related to customers' construction programs. The Canada, United Kingdom and Other international segments perform electrical construction, mechanical construction and facilities services. "Other international construction and facilities services" represents EMCOR's operations outside of the United States, Canada and the United Kingdom (primarily in South Africa and the Middle East) performing electrical construction, mechanical construction and facilities services. EMCOR's interest in the South African joint venture was sold in August 2004.

Results of Operations

The results presented reflect certain reclassifications of prior period amounts to conform to current year presentation.

Revenues

The following table presents EMCOR's operating segment revenues from unrelated entities and their respective percentage of total revenues (in thousands, except for percentages):

                                                                             For the three months ended March 31,
                                                                     -------------------------------------------------------
                                                                                       % of                          % of
                                                                          2005         Total            2004         Total
                                                                          ----         -----            ----         -----
Revenues:
  United States electrical construction and facilities services       $  275,884         25%       $  278,875         25%
  United States mechanical construction and facilities services          402,341         37%          422,714         38%
  United States facilities services                                      181,834         17%          178,481         16%
                                                                      ----------                   ----------
  Total United States operations                                         860,059         79%          880,070         79%
  Canada construction and facilities services                             66,202          6%           75,683          7%
  United Kingdom construction and facilities services                    166,947         15%          153,333         14%
  Other international construction and facilities services                    --         --                --         --
                                                                      ----------                   ----------
  Total worldwide operations                                          $1,093,208        100%       $1,109,086        100%
                                                                      ==========                   ==========


As described below in more detail, revenues for the three months ended March 31, 2005 decreased to $1.09 billion compared to $1.11 billion for the three months ended March 31, 2004. The revenues decrease was principally due to a planned decrease in activities of certain subsidiaries related to the curtailment of their bidding on certain public sector and other longer-term contracts.

EMCOR's contract backlog at March 31, 2005 was $2.72 billion compared to $3.08 billion of contract backlog at March 31, 2004. EMCOR's contract backlog was $2.72 billion at March 31, 2005 and $2.75 billion at December 31, 2004. These decreases in backlog were primarily due to completion of contracts in 2004 backlog, combined with the bidding curtailment for certain public sector and other longer-term contracts at certain subsidiaries. Backlog is not a term recognized under accounting principles generally accepted in the United States; however, it is a common measurement used in EMCOR's industry. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of facilities services contracts. However, if the remaining term of a facilities services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only 12 months of revenues. Factors such as availability of additional work and the timing thereof, in 2005, may impact total 2005 revenues. The impact of these factors, however, is not possible to predict with certainty.

Revenues of United States electrical construction and facilities services segment for the three months ended March 31, 2005 decreased $3.0 million compared to the three months ended March 31, 2004. The revenues decrease was due to decreased transportation infrastructure and financial services contracts.

Revenues of United States mechanical construction and facilities services segment for the three months ended March 31, 2005 decreased $20.4 million compared to the three months ended March 31, 2004. The revenues decrease was primarily attributable to a planned decrease in activities of certain subsidiaries related to the curtailment in bidding on certain public sector and other longer-term projects by certain subsidiaries, partially offset by increased wastewater treatment and hospitality projects.

United States facilities services revenues, which include those operations that principally provide consulting and maintenance services, increased $3.4 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. This increase in revenues was primarily attributable to increased marketing efforts resulting in more site-based operations and maintenance projects.

Revenues of Canada construction and facilities services decreased by $9.5 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. This decrease in revenues for the three months ended March 31, 2005 was due to a planned curtailment in bidding on certain public sector and certain other types of other longer-term contracts. The decrease was partially offset by $4.7 million of increased revenues related to the change in the rate of exchange for Canadian dollars to United States dollars due to the strengthening of the Canadian dollar.

United Kingdom construction and facilities services revenues increased $13.6 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 principally due to an increase in discretionary project work for existing customers in the United Kingdom facilities services division and an increase in transportation infrastructure projects.

Other international construction and facilities services activities consist of EMCOR's operations primarily in the Middle East. All of the current projects in these markets are being performed by joint ventures, and accordingly, the results of these joint venture operations are accounted for under the equity method of accounting because EMCOR has less than majority ownership or was not subject to a majority of the risk of loss from the joint venture activities and was not entitled to received a majority of the joint venture's residual returns. Accordingly, revenues attributable to such joint ventures were not reflected as revenues in the consolidated financial statements. EMCOR continues to pursue new business selectively in the Middle Eastern and European markets; however, the availability of opportunities there has been significantly reduced as a result of local economic factors, particularly in the Middle East.

Cost of sales and Gross profit

The following table presents EMCOR's cost of sales, gross profit, and gross profit as a percentage of revenues (in thousands, except for percentages):

                                                     For the three months ended
                                                              March 31,
                                                     ---------------------------
                                                        2005            2004
                                                        ----            ----
Cost of sales....................................     $993,125       $1,007,923
Gross profit.....................................      100,083          101,163
Gross profit, as a percentage of revenues........          9.2%             9.1%

Gross profit (revenues less cost of sales) decreased $1.1 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Gross profit as a percentage of revenues was 9.2% for the three months ended March 31, 2005 compared to 9.1% for the three months ended March 31, 2004. The reduction in gross profit for the 2005 first quarter was primarily attributable to the jury decision in the UOSA Action described under "Overview" above, resulting in a $8.7 million non-cash expense. The above-mentioned expense was partially offset by improvements in gross profit from certain United States construction work, compared to contract performance in the prior year period and the settlement of an insurance coverage related dispute of approximately $5.6 million in the current period.

Selling, general and administrative expenses

The following table presents EMCOR's selling, general and administrative expenses, and selling, general and administrative expenses as a percentage of revenues (in thousands, except for percentages):

                                                     For the three months ended
                                                             March 31,
                                                     ---------------------------
                                                        2005            2004
                                                        ----            ----
Selling, general and administrative expenses........   $93,384        $100,533
Selling, general and administrative expenses,
  as a percentage of revenues.......................       8.5%            9.1%

Selling, general and administrative expenses for the three months ended March 31, 2005 decreased $7.1 million to $93.4 million compared to $100.5 million for the three months ended March 31, 2004. Selling, general and administrative expenses as a percentage of revenues were 8.5% for the three months ended March 31, 2005, compared to 9.1% for the three months ended March 31, 2004. For the three month period ended March 31, 2005, compared to the three months ended March 31, 2004, selling, general and administrative expenses decreased both in dollars and as a percentage of revenues primarily as a result of a reduction in personnel and other cost reduction actions.

Restructuring expenses

Restructuring expenses, primarily relating to employee severance obligations, were $1.2 million and $5.2 million for the three months ended March 31, 2005 and 2004, respectively. As of March 31, 2005 there was approximately $0.4 million of unpaid restructuring obligations which will be paid during the current year.

Operating income

The following table presents EMCOR's operating income (loss), and operating income (loss) as a percentage of segment revenues from unrelated entities (in thousands, except for percentages):

                                                                              For the three months ended March 31,
                                                                   -----------------------------------------------------------
                                                                                    % of                        % of
                                                                                  Segment                     Segment
                                                                      2005        Revenues         2004       Revenues
                                                                      ----        --------         ----       --------

Operating income (loss):
  United States electrical construction and facilities services      $15,979        5.8%         $17,309        6.2%
  United States mechanical construction and facilities services       (3,053)      (0.8)%         (7,609)      (1.8)%
  United States facilities services                                    4,422        2.4%          (1,319)      (0.7)%
                                                                     -------                     -------
  Total United States operations                                      17,348        2.0%           8,381        1.0%
  Canada construction and facilities services                           (726)      (1.1)%             21         --
  United Kingdom construction and facilities services                   (472)      (0.3)%         (1,325)      (0.9)%
  Other international construction and facilities services               (52)                        278
  Corporate administration                                            (9,399)                     (6,725)
  Restructuring expenses                                              (1,171)                     (5,179)
                                                                     -------                     -------
  Total worldwide operations                                           5,528        0.5%          (4,549)      (0.4)%

Other corporate items:
  Interest expense                                                    (2,213)                     (1,847)
  Interest income                                                        573                         169
  Minority interest                                                     (865)                       (468)
                                                                     -------                     -------
Income (loss) before income taxes                                    $ 3,023                     $(6,695)
                                                                     =======                     =======

As described below in more detail, operating income increased by $10.1 million for the three months ended March 31, 2005 to $5.5 million compared to an operating loss of $4.5 million for the three months ended March 31, 2004.

United States electrical construction and facilities services operating income of $16.0 million for the three months ended March 31, 2005 decreased $1.3 million compared to operating income of $17.3 million for the three months ended March 31, 2004. The decrease in operating income was primarily the result of reduced transportation infrastructure and financial services projects in the current period. Operating income includes approximately $4.5 million of the total $5.6 million income from the settlement of the insurance coverage related dispute. Selling, general and administrative expenses decreased primarily due to a reduction in personnel and a reduction in incentive compensation earned related to the decrease in transportation infrastructure and financial services work.

United States mechanical construction and facilities services operating loss for the three months ended March 31, 2005 was $3.1 million, a $4.6 million improvement compared to an operating loss of $7.6 million the three months ended March 31, 2004. The operating loss for the three months ended March 31, 2005 reflects an approximately $8.7 million reduction in gross profit as a result of the write-off of unrecovered costs related to the previously discussed UOSA trial. Excluding the UOSA gross profit reduction, this segment had generally improved results from contract performance for the three months ended March 31, 2005 compared to the contract performance in the prior period. In addition, operating income includes approximately $1.1 million of the total $5.6 million income from the settlement of the insurance coverage related dispute. This improvement in contract performance was partially attributable to planned curtailment of bidding on certain public sector and other longer-term contracts of certain subsidiaries. Decreased selling, general and administrative expenses related to personnel reductions and other cost reduction activities also contributed to the reduction in operating loss.

United States facilities services operating income for the three months ended March 31, 2005 was $4.4 million compared to operating loss of $1.3 million for the three months ended March 31, 2004. During the first quarter of 2005, operating income improved due to improved gross margins on mobile services work and decreased selling, general and administrative expenses related to a reduction in personnel compared to the prior year period. In addition, during the first quarter of 2004, approximately $2.3 million of losses had been recorded on certain construction projects, outside of the normal facilities services operations of this segment, that were contracted for by subsidiaries in this segment prior to their acquisition by EMCOR.

Canada construction and facilities services operating loss was $0.7 million for the three months ended March 31, 2005, compared to operating income of $0.02 million for the three months ended March 31, 2004. The operating loss was attributable to an increase in selling, general and administrative expenses related to increased sales efforts.

United Kingdom construction and facilities services operating losses for the three months ended March 31, 2005 and 2004 were $0.5 million and $1.3 million, respectively. This decrease in operating losses was primarily attributable to a reduction in the current period selling, general and administrative expenses related to a reorganization of the United Kingdom operations.

Other international construction and facilities services operating losses were $0.05 million for the three months ended March 31, 2005 compared to operating income of $0.3 million for the three months ended March 31, 2004. EMCOR continues to pursue new business selectively in the Middle Eastern and European markets; however, the availability of opportunities there has been significantly reduced as a result of local economic factors, particularly in the Middle East.

Corporate administration expense for the three months ended March 31, 2005 was $9.4 million compared to $6.7 million for the three months ended March 31, 2004. The increase in expenses was primarily due to general cost reductions in the prior period that did not recur in the current period.

Restructuring expenses, primarily relating to employee severance obligations, were $1.2 million for the three months ended March 31, 2005 compared to $5.2 million for the three months ended March 31, 2004.

Interest expense for the three months ended March 31, 2005 and 2004 was $2.2 million and $1.8 million, respectively. The increase in interest expense was primarily due to an increase in interest rates during the current year compared to the prior year. Interest income for the three months ended March 31, 2005 was $0.6 million compared to $0.2 million for the three months ended March 31, 2004, this increase was related to increased cash available to be invested in the United Kingdom at interest rates greater than the net cost of borrowing under EMCOR's revolving credit facility.

For the three months ended March 31, 2005, the income tax provision was $1.1 million based on $3.0 million of income before income taxes, an effective income tax rate of 37%, compared to an income tax benefit of $12.4 million for the three months ended March 31, 2004. The income tax benefit in the prior period was comprised of a reversal of $9.6 million in income tax reserves no longer required based on a current analysis of probable exposures and $2.8 million of a tax benefit based on an effective income tax rate of 42% on a $6.7 million loss before income taxes. The decrease in the effective income tax rate for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was primarily due to increased income anticipated in certain lower effective tax rate jurisdictions.

Liquidity and Capital Resources

The following table presents EMCOR's net cash (used in) provided by operating activities, investing activities and financing activities (in thousands):

                                                      For the three months ended
                                                              March 31,
                                                      --------------------------
                                                         2005         2004
                                                         ----         ----
Net cash used in operating activities.................  $  (603)   $ (2,168)
Net cash used in investing activities.................  $(3,479)   $ (2,373)
Net cash provided by (used in) financing activities...  $ 2,950    $(20,723)

EMCOR's consolidated cash balance decreased by approximately $1.1 million from $70.4 million at December 31, 2004 to $69.3 million at March 31, 2005. The $1.6 million improvement in net cash used in operating activities for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was primarily due to an improvement in EMCOR's working capital position of $9.9 million partially offset by a decrease in net income of $3.8 million due to the 2004 income tax benefit of $12.4 million, plus other items. Net cash used in investing activities of $3.5 million in the first quarter of 2005 increased $1.1 million compared to $2.4 million in the same quarter in the prior year primarily due to an increase in the purchase of property, plant and equipment of $0.9 million and an increase in disbursements related to investments of $0.9 million, partially offset by reduced earn-out payments as earn-out periods provided for in most acquisition agreements have expired. Net cash provided by financing activities of $2.9 million in the first quarter of 2005 increased $23.7 million from the net cash used in financing activities of $20.7 million for the first quarter of 2004 and primarily was attributable to net repayments under the working capital credit line in 2004 of $21.0 million compared to net borrowings of $2.4 million in 2005.



                                                                                 Payments Due by Period
------------------------------------------------------------------------------------------------------------------------------------
                                                                      Less
               Contractual                                            than            1-3             4-5            After
               Obligations                              Total        1 year          years           years          5 years
------------------------------------------------------------------------------------------------------------------------------------

Other long-term debt                                  $  0.5         $  0.1         $  0.2          $ 0.2            $  --
Capital lease obligations                                1.7            0.7            0.8            0.2               --
Operating leases                                       161.3           39.1           56.6           32.2             33.4
Minimum funding requirement for pension plan             7.5            7.5             --             --               --
Open purchase obligations (1)                          649.9          493.4          154.6            1.9              0.0
Other long-term obligations (2)                         89.5           14.3           75.2             --               --
                                                      ------         ------         ------          -----            -----
Total Contractual Obligations                         $910.4         $555.1         $287.4          $34.5            $33.4
                                                      ======         ======         ======          =====            =====


                                                                       Amount of Commitment Expiration by Period
------------------------------------------------------------------------------------------------------------------------------------
                                                        Total         Less
             Other Commercial                          Amounts        than            1-3             4-5            After
                Commitments                           Committed      1 year          years           years          5 years
------------------------------------------------------------------------------------------------------------------------------------

Revolving credit facility (3)                         $ 82.4         $   --         $ 82.4          $  --            $  --
Letters of credit                                       58.5             --           58.5             --               --
Guarantees                                              25.0             --             --             --             25.0
                                                      ------         ------         ------          -----            -----
Total Commercial Obligations                          $165.9         $   --         $140.9          $  --            $25.0
                                                      ======         ======         ======          =====            =====

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

EMCOR's revolving credit agreement (the "Revolving Credit Facility") provides for a credit facility of $350.0 million. As of March 31, 2005 and December 31, 2004, EMCOR had approximately $58.5 million and $54.3 million of letters of credit outstanding, respectively, under the Revolving Credit Facility. The amounts borrowed under the Revolving Credit Facility as of March 31, 2005 and December 31, 2004 were $82.4 million and $80.0 million, respectively.

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

EMCOR is contingently liable to sureties in respect of performance and payment bonds issued by sureties, usually at the request of customers in connection with construction projects, which secure EMCOR payment and performance obligations under contracts for such projects. In addition, at the request of labor unions representing EMCOR employees, bonds are sometimes provided to secure such obligations for wages and benefits payable to or for such employees. EMCOR bonding requirements typically increase as the amount of public sector backlog increases. As of March 31, 2005, sureties had issued bonds for the account of EMCOR in the aggregate amount of approximately $1.6 billion. The bonds are issued by EMCOR's sureties in return for a premium, which varies depending on the size and type of bond. The largest individual bond is approximately $170.0 million. EMCOR has agreed to indemnify the sureties for any payments made by them in respect of bonds issued on EMCOR's behalf.

EMCOR does not have any other material financial guarantees or off-balance sheet arrangements other than those disclosed herein.

The primary source of liquidity for EMCOR has typically been, and is expected to continue to be, cash generated by operating activities. EMCOR also maintains the Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient, or to enable EMCOR to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. EMCOR may also increase liquidity through an equity offering or other debt instruments. Short-term changes in macroeconomic trends may have an effect, positively or negatively, on liquidity. In addition to managing borrowings, EMCOR's focus on the facilities services market is intended to provide an additional buffer against economic downturns, as the facilities services market is characterized by annual and multi-year contracts that provide a more predictable stream of cash flows than the construction market. Short-term liquidity is also impacted by the type and length of construction contracts in place. During economic downturns, such as the 2001 through 2004 period for the commercial construction industry, there are typically fewer small and discretionary projects from the private sector and companies such as EMCOR more aggressively bid more large long-term infrastructure and public sector contracts. Performance of long duration contracts typically requires working capital until initial billing milestones are achieved. While EMCOR strives to maintain a net over-billed position with its customers, there can be no assurance that a net over-billed position can be maintained. EMCOR's net over-billings, defined as the balance sheet accounts billings in excess of costs and estimated earnings on uncompleted contracts less cost and estimated earnings in excess of billings on uncompleted contracts, was $121.4 million and $119.0 million as of March 31, 2005 and December 31, 2004, respectively.

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

EMCOR believes that current cash balances and borrowing capacity available under the Revolving Credit Facility or other forms of financing available through debt or equity offerings, combined with cash expected to be generated from operations, will be sufficient to provide short-term and foreseeable long-term liquidity and meet expected capital expenditure requirements. However, EMCOR is a party to lawsuits and other proceedings in which other parties seek to recover from it amounts ranging from a few thousand dollars to over $75.0 million. If EMCOR were required to pay damages in one or more such proceedings, such payments could have a material adverse effect on its financial position, results of operations and/or cash flows.

Certain Insurance Matters

As of March 31, 2005 and December 31, 2004, EMCOR was utilizing approximately $47.9 million and $43.7 million, respectively, of letters of credit obtained under its revolving credit facility as collateral for its insurance obligations.

Application of Critical Accounting Policies

The condensed consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. EMCOR's significant accounting policies are described in Note B - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 7 of the annual report on Form 10-K for the year ended December 31, 2004. There was no initial adoption of any accounting policies during the three months ended March 31, 2005. EMCOR believes that some of the more critical judgment areas in the application of accounting policies that affect its financial condition and results of operations are estimates and judgments pertaining to (a) revenue recognition from (i) long-term construction contracts for which the percentage of completion method of accounting is used and (ii) services contracts, (b) collectibility or valuation of accounts receivable, (c) insurance liabilities, (d) income taxes and (e) intangible assets.

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

Accounts Receivable

EMCOR is required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the realization of receivables, which assessment factors include the creditworthiness of the customer, EMCOR's prior collection history with the customer and related aging of the past due balances. The provision for bad debts during the three months ended March 31, 2005 decreased $0.5 million as compared to an increase of $0.5 million during the three months ended March 31, 2004. At March 31, 2005 and December 31, 2004, accounts receivable of $1,038.4 million and $1,073.5 million, respectively, included allowances of $31.8 million and $36.2 million, respectively. Specific accounts receivable are evaluated when EMCOR believes a customer may not be able to meet its financial obligations due to a deterioration of its financial condition or credit ratings or its bankruptcy. The allowance requirements are based on the best facts available and are re-evaluated as additional information is received.


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

Income Taxes

EMCOR has net deferred tax assets primarily resulting from deductible temporary differences of $2.5 million at March 31, 2005 and December 31, 2004, which will reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. As of March 31, 2005 and December 31, 2004, the total valuation allowance on net deferred tax assets was approximately $10.9 million.

Intangible Assets

As of March 31, 2005, EMCOR had goodwill and net identifiable intangible assets (primarily the market value of its backlog, customer relationships and trademarks and trade names) of $279.9 million and $17.9 million, respectively, in connection with the acquisition of certain companies. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies. Statement of Financial Accounting Standards No. 142,"Goodwill and Other Intangible Assets" ("SFAS 142") requires goodwill to be tested for impairment, on at least an annual basis (each October 1), and be written down when impaired, rather than amortized as previous standards required. Furthermore, SFAS 142 requires identifiable intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Changes in strategy and/or market conditions may result in adjustments to recorded intangible asset balances. As of March 31, 2005, no indicators of impairment of its goodwill or identifiable intangible assets existed in accordance with the provisions of SFAS 142 and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

This Quarterly Report on Form 10-Q contains certain  forward-looking  statements within the meaning of the Private Securities Reform Act of 1995. All forward-looking statements included in this Quarterly Report are based upon information available to EMCOR, and management's perception thereof, as of the date of this Quarterly Report. EMCOR assumes no obligation to update any such forward-looking statements. These forward-looking statements include statements regarding market share growth, gross profit, project mix, projects with varying profit margins, and selling, general and administrative expenses. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Accordingly, these statements are no guarantee of future performance. Such risk and uncertainties include, but are not limited to, adverse effects of general economic conditions, changes in the political environment, changes in the specific markets for EMCOR's services, adverse business conditions, increased competition, unfavorable labor productivity, mix of business, and risks associated with foreign operations. Certain of the risks and factors associated with EMCOR's business are also discussed in EMCOR's 2004 Form 10-K and in other reports filed by it from time to time with the Securities and Exchange Commission. Readers should take the aforementioned risks and factors into account in evaluating any forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

EMCOR has not used derivative financial instruments for any purpose during the three months ended March 31, 2005 and 2004, including trading or speculation on changes in interest rates, or commodity prices of materials used in its business.

EMCOR is exposed to market risk for changes in interest rates for borrowings under the Revolving Credit Facility. Borrowings under that facility bear interest at variable rates, and the fair value of this borrowing is not significantly affected by changes in market interest rates. As of March 31, 2005, there was $82.4 million of borrowings outstanding under the facility, and these borrowings bear interest at (1) a rate which is the prime commercial lending rate announced by Harris Nesbitt from time to time (5.75% at March 31, 2005) plus 0% to 1.0% based on certain financial tests or (2) United States dollar LIBOR (at March 31, 2005 the rate was 2.85%) plus 1.5% to 2.5% based on certain financial tests. The interest rates in effect at March 31, 2005 were 6.0% and 4.6% for the prime commercial lending rate and the United States dollar LIBOR, respectively. Letter of credit fees issued under this facility range from 0.75% to 2.5% of the respective face amounts of the letters of credit issued and are charged based on the type of letter of credit issued and certain financial tests. Based on the borrowings outstanding of $82.4 million, if the overall interest rates were to increase by 1.0%, the net of tax interest expense would increase approximately $0.5 million in the next twelve months. Conversely, if the overall interest rates were to decrease by 1.0%, interest expense would decrease by approximately $0.5 million in the next twelve months. The Revolving Credit Facility expires in September 2007. There is no guarantee that EMCOR will be able to renew the facility at its expiration.

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

ITEM 4. CONTROLS AND PROCEDURES.

Based on an evaluation of EMCOR's disclosure controls and procedures (as required by Rule 13a-15(b) of the Securities Exchange Act of 1934), the Chairman of the Board and Chief Executive Officer of EMCOR, Frank T. MacInnis, and the Chief Financial Officer of EMCOR, Leicle E. Chesser, have concluded that EMCOR's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchanges Act of 1934) are effective as of the end of the period covered by this report.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. - OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

Except for the legal proceedings described below, there have been no new developments during the quarter ended March 31, 2005 regarding legal proceedings reported in EMCOR's Annual Report on Form 10-K for the year ended December 31, 2004.

A civil action was brought by a joint venture (the "JV") between EMCOR's subsidiary Poole & Kent Corporation ("Poole & Kent") and an unrelated company in the Fairfax, Virginia Circuit Court based on a material breach by the Upper Occoquan Sewage Authority ("UOSA") of a construction contract between the JV and UOSA. While, as a result of a jury decision on March 11, 2005 in that action, the JV will be entitled to be paid additional amounts in connection with the UOSA project, which additional amounts are to be determined by the trial judge following rulings on post-trial damage motions, EMCOR recorded a non-cash expense of $8.7 million. Because the jury decision did not reflect the amount the JV sought in the trial, the non-cash expense reflects a write-off of certain unrecovered costs in completing a sub-contract related to this project based on what EMCOR believes is probable of recovery by the JV based on current facts. (The unrecovered costs were included in the balance sheet account "costs and estimated earnings in excess of billings on uncompleted contracts" in EMCOR's consolidated balance sheet as of December 31, 2004.) The JV has asserted additional claims against UOSA relating to the same project which are also pending in Fairfax, Virginia Circuit Court which could result in another trial between the JV and UOSA, to be held at a date not yet determined and in which the JV may claim damages in excess of $18.0 million. As a result of rulings on the post-trial damage motions and/or the resolution of the additional claims referred to in the immediately preceding sentence, EMCOR may record income or additional non-cash expense. In accordance with the joint venture agreement establishing the JV, Poole & Kent will be entitled to approximately one-half of the aggregate amounts paid and to be paid by UOSA to the joint venture.

ITEM 6.  EXHIBITS.

(a)      Exhibits
                                                                        Incorporated by Reference to,
Exhibit No.           Description                                       or Page Number
------------------    ----------------------------------------------    -----------------------------------------------

3(a-1)                Restated Certificate of Incorporation of          Exhibit 3(a-5) to Form 10
                      EMCOR filed December 15, 1994

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

4.1(c)                First Amendment to Credit Agreement dated         Exhibit 4.1(c) to EMCOR's Quarterly
                      as of June 2003                                   Report on Form 10-Q for the quarter
                                                                        ended June 30, 2003 ( "June 2003
                                                                        Form 10-Q")

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

4.1(h)                Commitment Amount Increase Request                Exhibit 4.1(h) to June 2003 Form
                      dated June 26, 2003 among Harris, Sovereign       10-Q
                      Bank and EMCOR

                                                                        Incorporated by Reference to,
Exhibit No.           Description                                       or Page Number
------------------    ----------------------------------------------    -------------------------------------
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

10.1                  Form of Stock Option Agreement evidencing         Exhibit 10.1 to EMCOR's current
                      grant of stock options under the 2003 Management  Report on Form 8-K filed
                      Stock Incentive Plan                              January 5, 2005

10.2                  Form of Certificate Representing RSU's            Exhibit 10.1 to EMCOR's current
                      Mandatorily Awarded                               Report on Form 8-K filed
                                                                        January 4, 2005 ("the March 4, 2005
                                                                        Form 8-K")

10.3                  Form of Certificate Representing RSU's            Exhibit 10.2 to March 4, 2005
                      Voluntarily Awarded                               Form 8-K

10.4                  Incentive Plan for Senior Executive Officers      Exhibit 10.3 to March 4, 2005
                      of EMCOR Group, Inc.                              Form 8-K

11                    Computation of  Basic                             Note B of the Notes
                      EPS and Diluted EPS                               to the Condensed Consolidated
                      for the three months                              Financial Statements
                      ended March 31, 2005 and 2004

31.1                  Additional Exhibit -                              Page
                      Certification Pursuant to Section 302 of the
                      Sarbanes-Oxley Act of 2002 by the Chairman
                      of the Board of Directors and Chief
                      Executive Officer*

31.2                  Additional Exhibit -                              Page
                      Certification Pursuant to Section 302 of the
                      Sarbanes-Oxley Act of 2002 by the Chief
                      Financial Officer*

32.1                  Additional Exhibit -                              Page
                      Certification Pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002 by the Chairman
                      of the Board of Directors and Chief
                      Executive Officer**

32.2                  Additional Exhibit -                              Page
                      Certification Pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002 by the Chief
                      Financial Officer**

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: April 28, 2005
                                                      EMCOR GROUP, INC.
                                           ------------------------------------
                                                        (Registrant)


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


                                                     /s/MARK A. POMPA
                                           ------------------------------------
                                                        Mark A. Pompa
                                                   Senior Vice President,
                                                 Chief Accounting Officer
                                                       and Treasurer
                                              (Principal Accounting Officer)

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the registrants internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

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

Date:  April 28, 2005
                                                   /s/FRANK T. MACINNIS
                                            ------------------------------------
                                                    Frank T. MacInnis
                                                 Chairman of the Board of
                                                      Directors and
                                                Chief Executive Officer

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the registrants internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

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

Date:  April 28, 2005
                                                   /s/LEICLE E. CHESSER
                                           -------------------------------------
                                                    Leicle E. Chesser
                                                 Executive Vice President
                                               and Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of EMCOR Group, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank
T. MacInnis, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:    April 28, 2005                              /s/ FRANK T. MACINNIS
                                             -----------------------------------
                                                        Frank T. MacInnis
                                                    Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of EMCOR Group, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Leicle
E. Chesser, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:    April 28, 2005                           /s/ LEICLE E. CHESSER
                                             -----------------------------------
                                                    Leicle E. Chesser
                                                 Chief Financial Officer