Form 10-Q
period 2005-06-30
EMCOR GROUP INC
filed 2005-07-28
CIK 105634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission file number 1-8267

                                EMCOR Group, Inc.
       -------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                         11-2125338
--------------------------------                --------------------------------
  (State or Other Jurisdiction                  (I.R.S. Employer Identification
of Incorporation or Organization)                         Number)

301 Merritt Seven Corporate Park
        Norwalk, Connecticut                               06851-1060
--------------------------------                           ----------
(Address of Principal Executive                            (Zip Code)
             Offices)
                                 (203) 849-7800
         -------------------------------------------------------------
             ((Registrant's Telephone Number, Including Area Code)

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

                      Applicable Only To Corporate Issuers

     Number of shares of Common Stock outstanding as of the close of business on July 20, 2005: 15,530,058 shares.

                                EMCOR GROUP, INC.
                                      INDEX


                                                                       Page No.


PART I - Financial Information

Item 1     Financial Statements

           Condensed Consolidated Balance Sheets -
           as of June 30, 2005 and December 31, 2004                         1

           Condensed Consolidated Statements of Operations -
           three months ended June 30, 2005 and 2004                         3

           Condensed Consolidated Statements of Operations -
           six months ended June 30, 2005 and 2004                           4

           Condensed Consolidated Statements of Cash Flows -
           six months ended June 30, 2005 and 2004                           5

           Condensed Consolidated Statements of Stockholders'
           Equity and Comprehensive Income -
           six months ended June 30, 2005 and 2004                           6

           Notes to Condensed Consolidated Financial Statements              7


Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        14

Item 3     Quantitative and Qualitative Disclosures about Market Risk       27

Item 4     Controls and Procedures                                          27

PART II -  Other Information

Item 1     Legal Proceedings                                                28

Item 4     Submission of Matters to a Vote of Security Holders              28

Item 6     Exhibits                                                         30

PART I - FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
-------------------------------------------------------------------------------
                                                       June 30,     December 31,
                                                         2005           2004
                                                     (Unaudited)
-------------------------------------------------------------------------------
                           ASSETS


Current assets:
  Cash and cash equivalents                           $   70,634     $   59,109
  Accounts receivable, net                             1,041,338      1,073,454
  Costs and estimated earnings in excess
    of billings on uncompleted contracts                 220,609        240,716
  Inventories                                              8,853         10,580
  Prepaid expenses and other                              43,683         41,712
                                                      ----------     ----------
    Total current assets                               1,385,117      1,425,571

Investments, notes and other long-term
  receivables                                             28,608         26,472

Property, plant and equipment, net                        51,828         56,468

Goodwill                                                 279,929        279,432

Identifiable intangible assets, net                       17,060         18,782

Other assets                                               9,380         11,244
                                                      ----------     ----------
    Total assets                                      $1,771,922     $1,817,969
                                                      ==========     ==========

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
-------------------------------------------------------------------------------
                                                       June 30,     December 31,
                                                         2005           2004
                                                     (Unaudited)
-------------------------------------------------------------------------------
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Borrowings under working capital credit line        $   70,000     $   80,000
  Current maturities of long-term debt and capital
    lease obligations                                        756            806
  Accounts payable                                       439,046        467,415
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                    357,164        359,667
  Accrued payroll and benefits                           123,543        138,771
  Other accrued expenses and liabilities                  97,503        115,714
                                                      ----------     ----------
    Total current liabilities                          1,088,012      1,162,373

  Long-term debt and capital lease obligations             1,330          1,332

  Other long-term obligations                            111,362         91,903
                                                      ----------     ----------
    Total liabilities                                  1,200,704      1,255,608
                                                      ----------     ----------

Stockholders' equity:
  Preferred stock , $0.10 par value, 1,000,000 shares
    authorized, zero issued and outstanding                   --             --
  Common stock, $0.01 par value, 30,000,000 shares
    authorized, 16,613,252 and 16,324,335 shares
    issued, respectively                                     166            163
  Capital surplus                                        321,000        318,122
  Accumulated other comprehensive income                   5,051          7,699
  Retained earnings                                      262,974        253,128
  Treasury stock, at cost 1,084,194 and 1,088,286
    shares respectively                                  (17,973)       (16,751)
                                                      ----------     ----------
    Total stockholders' equity                           571,218        562,361
                                                      ----------     ----------
Total liabilities and stockholders' equity            $1,771,922     $1,817,969
                                                      ==========     ==========

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)
-------------------------------------------------------------------------------
Three months ended June 30,                                2005           2004
-------------------------------------------------------------------------------
Revenues                                              $1,180,282     $1,193,213
Cost of sales                                          1,066,876      1,091,701
                                                      ----------     ----------
Gross profit                                             113,406        101,512
Selling, general and administrative expenses              97,949         96,690
Restructuring expenses                                       301            140
                                                      ----------     ----------
Operating income                                          15,156          4,682
Interest expense, net                                     (1,637)        (1,740)
Minority interest                                           (987)          (451)
                                                      ----------     ----------
Income before income taxes                                12,532          2,491
Income tax provision                                       4,599          1,046
                                                      ----------     ----------
Net income                                            $    7,933     $    1,445
                                                      ==========     ==========
Basic earnings per share                              $     0.51     $     0.10
                                                      ==========     ==========
Diluted earnings per share                            $     0.50     $     0.09
                                                      ==========     ==========


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)
-------------------------------------------------------------------------------
Six months ended June 30,                                2005           2004
-------------------------------------------------------------------------------
Revenues                                              $2,273,490     $2,302,299
Cost of sales                                          2,060,001      2,099,624
                                                      ----------     ----------
Gross profit                                             213,489        202,675
Selling, general and administrative expenses             191,333        197,223
Restructuring expenses                                     1,472          5,319
                                                      ----------     ----------
Operating income                                          20,684            133
Interest expense, net                                     (3,277)        (3,418)
Minority interest                                         (1,852)          (919)
                                                      ----------     ----------
Income (loss) before income taxes                         15,555         (4,204)
Income tax provision (benefit)                             5,709        (11,366)
                                                      ----------     ----------
Net income                                            $    9,846     $    7,162
                                                      ==========     ==========
Basic earnings per share                              $     0.64     $     0.47
                                                      ==========     ==========
Diluted earnings per share                            $     0.62     $     0.46
                                                      ==========     ==========


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share data)(Unaudited)
-------------------------------------------------------------------------------
Six months ended June 30,                                  2005         2004
-------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                           $   9,846      $   7,162
  Depreciation and amortization                            9,031         10,554
  Amortization of identifiable intangibles                 1,722          1,722
  Minority interest                                        1,852            919
  Other non-cash items                                     1,211          1,488
  Changes in operating assets and liabilities              4,638        (21,773)
                                                       ---------      ---------
Net cash provided by operating activities                 28,300             72
                                                       ---------      ---------
Cash flows from investing activities:
  Payments for earn-out agreements                          (497)        (1,506)
  Proceeds from sale of property, plant and equipment        752            728
  Purchase of property, plant and equipment               (5,928)        (8,114)
  Net disbursements related to other investments          (2,136)        (1,952)
                                                       ---------      ---------
Net cash used in investing activities                     (7,809)       (10,844)
                                                       ---------      ---------
Cash flows from financing activities:
  Proceeds from working capital credit lines             517,700        676,950
  Repayments of working capital credit lines            (527,700)      (697,050)
  Net repayments for long-term debt                          (33)           (39)
  Repayments for capital lease obligations                  (105)             2
  Net proceeds from exercise of stock options              1,172            653
                                                       ---------      ---------
Net cash used in financing activities                     (8,966)       (19,484)
                                                       ---------      ---------
Increase (decrease) in cash and cash equivalents          11,525        (30,256)
Cash and cash equivalents at beginning of year            59,109         75,709
                                                       ---------      ---------
Cash and cash equivalents at end of period             $  70,634      $  45,453
                                                       =========      =========

Supplement cash flow information:
  Cash paid for:
    Interest                                           $   3,662      $   3,710
    Income taxes                                       $   4,704      $   3,855
  Non-cash financing activities:
    Borrowings under capital lease obligations         $      86      $      --



See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(In thousands,except share data)(Unaudited)
-----------------------------------------------------------------------------------------------------------------
                                                                Accumulated
                                                                  other
                                            Common   Capital   comprehensive   Retained    Treasury  Comprehensive
                                  Total      stock   surplus  income(loss)(1)  earnings     stock    income(loss)
-----------------------------------------------------------------------------------------------------------------
Balance, January 1, 2004        $521,356    $162    $316,729     $1,257        $219,921   $(16,713)
  Net income                       7,162      --          --         --           7,162         --     $7,162
  Foreign currency translation
    adjustments                   (2,161)     --          --     (2,161)             --         --     (2,161)
                                                                                                       ------
  Comprehensive income                                                                                 $5,001
                                                                                                       ======
  Issuance of treasury stock
    for restricted stock units (3)    --      --        (836)        --              --        836
  Treasury stock at cost (4)        (856)     --          --         --              --       (856)
  Common stock issued under
    stock option plans, net          607      --         607         --              --         --
  Value of Restricted Stock
    Units (2)                        668      --         668         --              --         --
                                --------    ----    --------     ------        --------   --------
Balance, June 30, 2004          $526,776    $162    $317,168     $ (904)       $227,083   $(16,733)
                                ========    ====    ========     ======        ========   ========

Balance, January 1, 2005        $562,361    $163    $318,122     $7,699        $253,128   $(16,751)
  Net income                       9,846      --          --         --           9,846         --     $9,846
  Foreign currency translation
    adjustments                   (2,648)     --          --     (2,648)             --         --     (2,648)
                                                                                                       ------
  Comprehensive income                                                                                 $7,198
                                                                                                       ======
  Issuance of treasury stock
    for restricted stock units (3)    --      --        (540)        --              --        540
  Treasury stock at cost (4)        (871)     --          --         --              --       (871)
  Common stock issued under
    stock option plans, net (5)    1,172       3       2,060         --              --       (891)
  Value of Restricted Stock
    Units (2)                      1,358      --       1,358         --              --         --
                                --------    ----    --------     ------        --------   --------
Balance, June 30, 2005          $571,218    $166    $321,000     $5,051        $262,974   $(17,973)
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

In the opinion of EMCOR, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly the financial position of EMCOR and the results of its operations. The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

Certain reclassifications of prior year amounts have been made to conform to current year presentation.

NOTE B Earnings Per Share

Calculation of Basic and Diluted Earnings per share

The following tables summarize EMCOR's calculation of Basic and Diluted Earnings per Share ("EPS") for the three and six month periods ended June 30, 2005 and 2004:


EMCOR Group, Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

                                                    Three months ended
                                                      June 30, 2005
                                          --------------------------------------
                                            Income         Shares      Per Share
                                          (Numerator)  (Denominator)    Amount
                                          --------------------------------------
Basic EPS
Income available to common stockholders   $7,933,000     15,640,845     $0.51
                                                                        =====
Effect of Dilutive Securities
 Options                                          --        247,735
                                          ----------     ----------
Diluted EPS                               $7,933,000     15,888,580     $0.50
                                          ==========     ==========     =====


                                                     Six months ended
                                                      June 30, 2005
                                          --------------------------------------
                                            Income         Shares      Per Share
                                          (Numerator)  (Denominator)    Amount
                                          --------------------------------------
Basic EPS
Income available to common stockholders   $9,846,000     15,498,906     $0.64
                                                                        =====
Effect of Dilutive Securities
 Options                                          --        296,996
                                          ----------     ----------
Diluted EPS                               $9,846,000     15,795,902     $0.62
                                          ==========     ==========     =====

EMCOR Group, Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)


                                                    Three months ended
                                                      June 30, 2004
                                          --------------------------------------
                                            Income         Shares      Per Share
                                          (Numerator)  (Denominator)    Amount
                                          --------------------------------------
Basic EPS
Income available to common stockholders   $1,445,000     15,139,887     $0.10
                                                                        =====
Effect of Dilutive Securities
 Options                                          --        421,095
                                          ----------     ----------
Diluted EPS                               $1,445,000     15,560,982     $0.09
                                          ==========     ==========     =====

                                                     Six months ended
                                                      June 30, 2004
                                          --------------------------------------
                                            Income         Shares      Per Share
                                          (Numerator)  (Denominator)    Amount
                                          --------------------------------------
Basic EPS
Income available to common stockholders   $7,162,000     15,098,268     $0.47
                                                                        =====
Effect of Dilutive Securities
 Options                                          --        447,491
                                          ----------     ----------
Diluted EPS                               $7,162,000     15,545,759     $0.46
                                          ==========     ==========     =====


There were 287,230 and 484,999 anti-dilutive stock options that were required to be excluded from the calculation of diluted EPS for the three and six month periods ended June 30, 2005, respectively. There were 852,078 anti-dilutive stock options that were required to be excluded from the calculation of diluted EPS for the three and six month periods ended June 30, 2004, respectively.

NOTE C Valuation of Stock Option Grants

EMCOR has stock-based compensation plans and programs. EMCOR applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized in the accompanying Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2005 and 2004 in respect of stock options granted during those periods inasmuch as EMCOR grants stock options at fair market value. Had compensation cost for these options been determined consistent with SFAS 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," EMCOR's net income, basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS") would have been reduced from the "as reported amounts" below to the "pro forma amounts" below for the three and six month periods ended June 30 (in thousands, except per share amounts):

EMCOR Group, Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE C Valuation of Stock Option Grants - (continued)


                                                               For the three months      For the six months
                                                                  ended June 30,            ended June 30,
                                                               --------------------------------------------
                                                                2005        2004          2005        2004
                                                               --------------------------------------------
Net income:
  As reported                                                  $7,933      $1,445        $9,846      $7,162
  Less:  Total stock-based compensation expense determined
    under fair value based method, net of related tax effects     317         290           617       1,010
                                                               ------      ------        ------      ------
  Pro Forma                                                    $7,616      $1,155        $9,229      $6,152
                                                               ======      ======        ======      ======
Basic EPS:
  As reported                                                  $ 0.51      $ 0.10        $ 0.64      $ 0.47
  Pro Forma                                                    $ 0.49      $ 0.08        $ 0.60      $ 0.41
Diluted EPS:
  As reported                                                  $ 0.50      $ 0.09        $ 0.62      $ 0.46
  Pro Forma                                                    $ 0.48      $ 0.07        $ 0.58      $ 0.40

Common Stock

As of June 30, 2005 and December 31, 2004,  15,529,058 and 15,236,049  shares of
EMCOR common stock were outstanding, respectively.

NOTE D Segment Information

EMCOR has the following reportable segments which provide services associated with the design, integration, installation, startup, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for generation and distribution of electrical power, lighting systems, low-voltage systems such as fire alarm, security, communications and process control systems and voice and data systems); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, fire protection, refrigeration and clean-room process ventilation systems, and plumbing, process and high-purity piping systems); (c) United States facilities services; (d) Canada construction and facilities services; (e) United Kingdom construction and facilities services; and (f) Other international construction and facilities services. The segment "United States facilities services" principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers' facilities (mobile operation and maintenance services, site-based operation and maintenance services, facility planning and consulting services, energy management programs and the design and construction of energy-related projects) which services are not generally related to customers' construction programs. The Canada, United Kingdom and Other international segments perform electrical construction, mechanical construction and facilities services. "Other international construction and facilities services" represents EMCOR's operations outside of the United States, Canada and the United Kingdom (currently primarily in the Middle East) performing electrical construction, mechanical construction and facilities services. In August of 2004, EMCOR sold its interest in a South African joint venture. The following tables present information about industry segments and geographic areas (in thousands):

EMCOR Group, Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE D Segment Information - (continued)

                                                                   For the three months ended June 30,
                                                                   -----------------------------------
                                                                          2005              2004
                                                                   -----------------------------------
Revenues from unrelated entities:
 United States electrical construction and facilities services        $  300,125        $  299,273
 United States mechanical construction and facilities services           436,862           469,025
 United States facilities services                                       188,203           179,041
                                                                      ----------        ----------
 Total United States operations                                          925,190           947,339
 Canada construction and facilities services                              84,273            65,441
 United Kingdom construction and facilities services                     170,819           180,433
 Other international construction and facilities services                     --                --
                                                                      ----------        ----------
 Total worldwide operations                                           $1,180,282        $1,193,213
                                                                      ==========        ==========

                                                                    For the three months ended June 30,
                                                                    -----------------------------------
                                                                          2005              2004
                                                                    -----------------------------------
Total revenues:
 United States electrical construction and facilities services        $  303,775        $  302,278
 United States mechanical construction and facilities services           438,729           475,059
 United States facilities services                                       189,071           179,080
 Less intersegment revenues                                               (6,385)           (9,078)
                                                                      ----------        ----------
 Total United States operations                                          925,190           947,339
 Canada construction and facilities services                              84,273            65,441
 United Kingdom construction and facilities services                     170,819           180,433
 Other international construction and facilities services                     --                --
                                                                      ----------        ----------
 Total worldwide operations                                           $1,180,282        $1,193,213
                                                                      ==========        ==========

                                                                    For the six months ended June 30,
                                                                    ---------------------------------
                                                                          2005              2004
                                                                    ---------------------------------
Revenues from unrelated entities:
 United States electrical construction and facilities services        $  576,009        $  578,148
 United States mechanical construction and facilities services           839,203           891,739
 United States facilities services                                       370,037           357,522
                                                                      ----------        ----------
 Total United States operations                                        1,785,249         1,827,409
 Canada construction and facilities services                             150,475           141,124
 United Kingdom construction and facilities services                     337,766           333,766
 Other international construction and facilities services                     --                --
                                                                      ----------        ----------
 Total worldwide operations                                           $2,273,490        $2,302,299
                                                                      ==========        ==========


                                                                    For the six months ended June 30,
                                                                    ---------------------------------
                                                                          2005              2004
                                                                    ---------------------------------
Total revenues:
 United States electrical construction and facilities services        $  583,500        $  584,249
 United States mechanical construction and facilities services           842,759           908,410
 United States facilities services                                       371,367           357,916
 Less intersegment revenues                                              (12,377)          (23,166)
                                                                      ----------        ----------
 Total United States operations                                        1,785,249         1,827,409
 Canada construction and facilities services                             150,475           141,124
 United Kingdom construction and facilities services                     337,766           333,766
 Other international construction and facilities services                     --                --
                                                                      ----------        ----------
 Total worldwide operations                                           $2,273,490        $2,302,299
                                                                      ==========        ==========

EMCOR Group, Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE D Segment Information - (continued)

                                                                    For the three months ended June 30,
                                                                    -----------------------------------
                                                                          2005              2004
                                                                    -----------------------------------

Operating income (loss):
 United States electrical construction and facilities services           $12,052           $ 8,829
 United States mechanical construction and facilities services             4,764             2,909
 United States facilities services                                         7,666             4,421
                                                                         -------           -------
 Total United States operations                                           24,482            16,159
 Canada construction and facilities services                              (1,525)             (653)
 United Kingdom construction and facilities services                       2,365            (1,269)
 Other international construction and facilities services                     13               (60)
 Corporate administration                                                 (9,878)           (9,355)
 Restructuring expenses                                                     (301)             (140)
                                                                         -------           -------
 Total worldwide operations                                               15,156             4,682

Other corporate items:
 Interest expense                                                         (2,353)           (1,997)
 Interest income                                                             716               257
 Minority interest                                                          (987)             (451)
                                                                         -------           -------
 Income before income taxes                                              $12,532           $ 2,491
                                                                         =======           =======

                                                                    For the six months ended June 30,
                                                                    ---------------------------------
                                                                          2005              2004
                                                                    ---------------------------------
Operating income (loss):
 United States electrical construction and facilities services          $ 28,048          $ 26,110
 United States mechanical construction and facilities services             1,708            (4,683)
 United States facilities services                                        12,093             3,113
                                                                        --------          --------
 Total United States operations                                           41,849            24,540
 Canada construction and facilities services                              (2,251)             (632)
 United Kingdom construction and facilities services                       1,892            (2,594)
 Other international construction and facilities services                    (38)              218
 Corporate administration                                                (19,296)          (16,080)
 Restructuring expenses                                                   (1,472)           (5,319)
                                                                        --------          --------
 Total worldwide operations                                               20,684               133

Other corporate items:
 Interest expense                                                         (4,566)           (3,844)
 Interest income                                                           1,289               426
 Minority interest                                                        (1,852)             (919)
                                                                        --------          --------
 Income (loss) before income taxes                                      $ 15,555          $ (4,204)
                                                                        ========          ========

                                                                        June 30,       December 31,
                                                                          2005              2004
                                                                      -----------------------------
Total assets:
 United States electrical construction and facilities services        $  352,340        $  358,056
 United States mechanical construction and facilities services           723,997           757,725
 United States facilities services                                       333,817           334,501
                                                                      ----------        ----------
 Total United States operations                                        1,410,154         1,450,282
 Canada construction and facilities services                             117,161           108,843
 United Kingdom construction and facilities services                     181,918           199,138
 Other international construction and facilities services                  3,555             3,887
 Corporate administration                                                 59,134            55,819
                                                                      ----------        ----------
 Total worldwide operations                                           $1,771,922        $1,817,969
                                                                      ==========        ==========

EMCOR Group, Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE E Retirement Plans

Components of Net Periodic Pension Benefit Cost

The components of net periodic pension benefit cost for the three and six months ended June 30, 2005 and 2004 were as follows (in thousands):

                                    For the three months      For the six months
                                       ended June 30,           ended June 30,
                                    --------------------     -------------------
                                        2005       2004         2005       2004
                                        ----       ----         ----       ----
Service cost                         $   999    $ 1,061      $ 2,004    $ 2,322
Interest cost                          2,480      2,192        4,979      4,424
Expected return on plan assets        (2,528)    (2,222)      (5,076)    (4,457)
Amortization of prior service cost        22         (2)          45         (3)
Amortization of net loss                 345        345          693        696
                                     -------    -------      -------    -------
Net periodic pension benefit cost    $ 1,318    $ 1,374      $ 2,645    $ 2,982
                                     =======    =======      =======    =======



Employer Contributions

For the six months ended June 30, 2005, EMCOR's United Kingdom subsidiary contributed $3.2 million to its defined benefit pension plan and anticipates contributing an additional $4.3 million during the remainder of 2005.

NOTE F Income Taxes

For the three months ended June 30, 2005, the income tax provision was $4.6 million based on $12.5 million of income before income taxes, compared to an income tax provision of $1.0 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, the income tax provision was $5.7 million based on $15.6 million of income before taxes, compared to an income tax benefit of $11.4 million for the six months ended June 30, 2004. The income tax benefit for the six months ended June 30, 2004 was comprised of a reversal of $9.6 million in income tax reserves no longer required based on a then current analysis of probable exposures and $1.8 million of a tax benefit on $4.2 million of loss before income taxes. The estimated effective income tax rate was 37% for the 2005 periods, compared to 42% for the 2004 periods. The decrease in the effective income tax rate for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004 was primarily due to increased income anticipated in certain lower effective tax rate jurisdictions.

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

As permitted by Statement 123, EMCOR currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on EMCOR's results of operations, although it will have no impact on EMCOR's overall financial position. EMCOR is currently evaluating the impact that adoption of Statement 123(R) will have on the results of operations in 2006. The impact of the standard on future operating results cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Statement 123(R) requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While EMCOR cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts of operating cash flows recognized in prior periods for such excess tax deductions was not material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Revenues for the three months ended June 30, 2005 were $1.18 billion compared to $1.19 billion for the three months ended June 30, 2004. For the six months ended June 30, 2005, revenues were $2.27 billion compared to $2.30 billion for the six months ended June 30, 2004. Net income was $7.9 million for the three months ended June 30, 2005 compared to $1.4 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, net income was $9.8 million compared to $7.2 million for the six months ended June 30, 2004. Diluted earnings per share were $0.50 and $0.09 per share for the three months ended June 30, 2005 and 2004, respectively, and were $0.62 and $0.46 per share for the six months ended June 30, 2005 and 2004, respectively.

Revenues decreased in the three and six months ended June 30, 2005 compared to the same periods in the prior year of 2005 principally due to a planned curtailment in the bidding on certain public sector and other longer-term contracts by certain subsidiaries, partially offset by increased discretionary project work.

Net income and diluted earnings per share for the three months ended June 30, 2005 improved compared to the same period in 2004 primarily due to generally improved contract performance on contracts during the period and greater availability of generally higher margin discretionary project work. Net income and diluted earnings per share for the first six months of 2005 were positively impacted by (a) generally improved contract performance on contracts during the period, (b) the settlement of an insurance coverage related dispute which contributed approximately $5.6 million, (c) decreased selling, general and administrative expenses related to personnel reductions and other cost reduction actions and (d) greater availability of generally higher margin discretionary project work. The six month 2004 results included a reversal of $9.6 million in income tax reserves no longer required based on a then current analysis of probable exposures, which reversal positively impacted 2004 net income by that amount. However, results for the three and six month periods ended June 30, 2005 were negatively impacted by non-cash expenses of $3.0 million and $11.7 million, respectively, as a result of proceedings in a civil action described in the following paragraph brought by a joint venture between an EMCOR subsidiary and an unrelated company against the Upper Occoquan Sewage Authority.

A civil action (the "UOSA Action") was brought by a joint venture (the "JV") between EMCOR's subsidiary Poole & Kent Corporation ("Poole & Kent") and an unrelated company in the Fairfax, Virginia Circuit Court based on a material breach by the Upper Occoquan Sewage Authority ("UOSA") of a construction contract between the JV and UOSA. As a result of a jury decision on March 11, 2005 and a subsequent ruling on June 27, 2005 of the trial judge in the action, it was determined that the JV is entitled to be paid approximately $17.0 million in connection with the UOSA project in addition to the amounts it has already received from UOSA. However, inasmuch as the jury decision and the trial judge's subsequent ruling did not reflect the amount the JV sought in the trial, EMCOR recorded a non-cash expense of approximately $8.7 million during the first quarter of 2005 following the jury decision on March 11, 2005 and an additional non-cash expense of approximately $3.0 million during the second quarter of 2005 following the trial judge's ruling on June 27, 2005. These non-cash expenses reflected a write-off of unrecovered costs of Poole & Kent in completing certain work related to this project based on what EMCOR believes is probable of recovery by the JV based on current facts. (The unrecoverable costs were included in the balance sheet account "costs and estimated earnings in excess of billings on uncompleted contracts" in EMCOR's consolidated balance sheet as of December 31, 2004.) The JV has asserted additional claims against UOSA relating to the same project which are also pending in the Fairfax, Virginia Circuit Court and which could result in another trial between the JV and UOSA to be held at a date not yet determined and in which the JV would seek damages in excess of $18.0 million. As a result of the resolution of the additional claims referred to in the immediately preceding sentence, EMCOR may record income or additional non-cash expense. In accordance with the joint venture agreement establishing the JV, Poole & Kent is entitled to approximately one-half of the aggregate amounts paid and to be paid by UOSA to the JV. The JV and UOSA are each seeking to have the determinations in the trial court reversed on appeal to the Virginia Supreme Court. However, there is no assurance that the Virginia Supreme Court will hear the appeals or, if the appeals are heard, that they will be resolved in favor of the JV.

The 2005 and 2004 results were also positively affected by the implementation of significant strategic decisions and management changes initiated by EMCOR Group, Inc. senior management. These actions included the curtailment in the bidding for certain public sector work, replacement of senior management at certain business units and reductions in selling, general and administrative expenses in all segments. Related to these actions were $0.3 million and $0.1 million of restructuring expenses in the three months ended June 30, 2005 and 2004, respectively, and restructuring expenses for the six months ended June 30, 2005 and 2004 of $1.5 million and $5.3 million, respectively. The restructuring expenses were primarily related to employee severance obligations. EMCOR will continue to focus during 2005 on controlling selling, general and administrative expenses, increasing revenues from multi-year facilities services contracts and selective estimating and bidding of construction work. At the same time, a continued gradual improvement in commercial construction is anticipated.

Management believes it has positioned EMCOR to benefit from the strategic decisions and management changes initiated in 2004. However, there is no assurance that there will be significantly improved future results if economic conditions do not continue to improve and competitive pressures do not ease with respect to the availability of the more profitable private sector work that EMCOR performs.

Operating Segments

EMCOR has the following reportable segments which provide services associated with the design, integration, installation, startup, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for generation and distribution of electrical power, lighting systems, low-voltage systems such as fire alarm, security, communications and process control systems and voice and data systems); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, fire protection, refrigeration and clean-room process ventilation systems, and plumbing, process and high-purity piping systems); (c) United States facilities services; (d) Canada construction and facilities services; (e) United Kingdom construction and facilities services; and (f) Other international construction and facilities services. The segment "United States facilities services" principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers' facilities (mobile operation and maintenance services, site-based operation and maintenance services, facility planning and consulting services, energy management programs and the design and construction of energy-related projects) which services are not generally related to customers' construction programs. The Canada, United Kingdom and Other international segments perform electrical construction, mechanical construction and facilities services. "Other international construction and facilities services" represents EMCOR's operations outside of the United States, Canada and the United Kingdom (currently primarily in the Middle East) performing electrical construction, mechanical construction and facilities services. In August of last year, EMCOR sold its interest in a South African joint venture.

Results of Operations

The results presented reflect certain reclassifications of prior period amounts to conform to current year presentation.

Revenues

The following table presents EMCOR's operating segment revenues from unrelated entities and their respective percentage of total revenues (in thousands, except for percentages):

                                                                         For the three months ended June 30,
                                                                    --------------------------------------------
                                                                                    % of                   % of
                                                                         2005       Total      2004        Total
                                                                         ----       -----      ----        -----
Revenues:
United States electrical construction and facilities services       $  300,125       25%   $  299,273       25%
United States mechanical construction and facilities services          436,862       37%      469,025       39%
United States facilities services                                      188,203       16%      179,041       15%
                                                                    ----------             ----------
Total United States operations                                         925,190       78%      947,339       79%
Canada construction and facilities services                             84,273        7%       65,441        6%
United Kingdom construction and facilities services                    170,819       15%      180,433       15%
Other international construction and facilities services                    --       --            --       --
                                                                    ----------             ----------
Total worldwide operations                                          $1,180,282      100%   $1,193,213      100%
                                                                    ==========             ==========



                                                                           For the six months ended June 30,
                                                                    --------------------------------------------
                                                                                    % of                   % of
                                                                         2005       Total      2004        Total
                                                                         ----       -----      ----        -----
Revenues:
United States electrical construction and facilities services       $  576,009       25%   $  578,148       25%
United States mechanical construction and facilities services          839,203       37%      891,739       39%
United States facilities services                                      370,037       16%      357,522       16%
                                                                    ----------             ----------
Total United States operations                                       1,785,249       78%    1,827,409       80%
Canada construction and facilities services                            150,475        7%      141,124        6%
United Kingdom construction and facilities services                    337,766       15%      333,766       14%
Other international construction and facilities services                    --       --            --       --
                                                                    ----------             ----------
Total worldwide operations                                          $2,273,490      100%   $2,302,299      100%
                                                                    ==========             ==========

As described below in more detail, revenues for the three months ended June 30, 2005 decreased to $1.18 billion compared to $1.19 billion for the three months ended June 30, 2004. For the six months ended June 30, 2005, revenues decreased to $2.27 billion compared to $2.30 billion for the six months ended June 30, 2004. The revenues decrease was principally due to a planned curtailment in the bidding on certain public sector and other longer-term contracts by certain subsidiaries, partially offset by increased discretionary project work.

EMCOR's contract backlog at June 30, 2005 was $2.72 billion compared to $3.08 billion of contract backlog at June 30, 2004. EMCOR's contract backlog was $2.72 billion at June 30, 2005 and $2.75 billion at December 31, 2004. These decreases in backlog were primarily due to completion of contracts in 2004 backlog combined with the curtailment of bidding for certain public sector and other longer-term contracts at certain subsidiaries. Backlog is not a term recognized under accounting principles generally accepted in the United States; however, it is a common measurement used in EMCOR's industry. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of facilities services contracts. However, if the remaining term of a facilities services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only 12 months of revenues. Factors such as availability of additional work and the timing thereof, in 2005, may impact total 2005 revenues. The impact of these factors, however, is not possible to predict with certainty.

Revenues of United States electrical construction and facilities services segment for the three months ended June 30, 2005 increased $0.9 million compared to the three months ended June 30, 2004. This segment's revenues for the six months ended June 30, 2005 decreased $2.1 million compared to the six months ended June 30, 2004. The changes in revenues were primarily attributable to decreased transportation infrastructure and financial services construction, partially offset by increased commercial construction and discretionary project work.

Revenues of United States mechanical construction and facilities services segment for the three and six months ended June 30, 2005 decreased $32.2 million and $52.5 million compared to the three and six months ended June 30, 2004, respectively.  The  revenues  decrease  for the three and six month  periods was primarily attributable to a planned decrease in activities of certain subsidiaries related curtailment of their bidding on certain public sector and other longer-term projects, partially offset by increased wastewater treatment and hospitality projects undertaken by certain subsidiaries.

United States facilities services revenues, which include those operations that principally provide consulting and maintenance services, increased $9.2 million and $12.5 million for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004, respectively. These increases in revenues were primarily attributable to increases in site-based operations.

Revenues of Canada construction and facilities services increased by $18.8 million and $9.4 million for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004, respectively. These increases in revenues for the three month period were due to increased discretionary work at manufacturing facilities. These increases also included $7.1 million and $11.4 million of increased revenues for the three and six month periods, respectively, related to the change in the rate of exchange for Canadian dollars to United States dollars due to the strengthening of the Canadian dollar.

United Kingdom construction and facilities services revenues decreased $9.6 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 principally due to decreased construction work resulting from a planned reduction in the type of construction work bid, partially offset by increased discretionary project work and a $4.2 million increase related to the rate of exchange for British pounds to United States dollars due to the strengthening of the British pound. Revenues for the six months ended June 30, 2005, compared to the six months ended June 30, 2004, increased $4.0 million primarily due to an increase related to the impact of the rate of exchange due to the strengthening of the British pound.

Other international construction and facilities services activities consist of EMCOR's operations primarily in the Middle East. All of the current projects in these markets are being performed by joint ventures. The results of these joint venture operations are accounted for under the equity method of accounting because EMCOR has less than majority ownership, and accordingly, revenues attributable to such joint ventures were not reflected as revenues in the consolidated financial statements. EMCOR continues to pursue new business selectively in the Middle Eastern and European markets; however, the availability of opportunities there has been significantly reduced as a result of local economic factors, particularly in the Middle East.

Cost of sales and Gross profit

The following table presents EMCOR's cost of sales, gross profit, and gross profit as a percentage of revenues (in thousands, except for percentages):


                                             For the three months ended June 30,
                                             -----------------------------------
                                                     2005              2004
                                                     ----              ----
Cost of sales                                    $1,066,876         $1,091,701
Gross profit                                        113,406            101,512
Gross profit, as a percentage of revenues               9.6%               8.5%

                                               For the six months ended June 30,
                                               ---------------------------------
                                                     2005              2004
                                                     ----              ----
Cost of sales                                    $2,060,001         $2,099,624
Gross profit                                        213,489            202,675
Gross profit, as a percentage of revenues               9.4%               8.8%

Gross profit (revenues less cost of sales) increased $11.9 million and $10.8 million for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004, respectively. Gross profit as a percentage of revenues was 9.6% and 9.4% for the three and six months ended June 30, 2005, respectively, compared to 8.5% and 8.8% for the three and six months ended June 30, 2004, respectively. The increase in gross profit for the three months ended June 30, 2005 was primarily attributable to improvements in contract performance compared to the prior year period and greater availability of generally higher margin discretionary project work (including mobile services work). These improvements were partially offset by the outcome of proceedings in the UOSA Action described under "Overview" above, resulting in $3.0 million of non-cash expenses. For the six months ended June 30, 2005, gross profit improvement was due to improvements in contract performance compared to the prior year, greater availability of generally higher margin discretionary project work and, for the quarter ended March 31, 2005, the favorable settlement of an insurance coverage related dispute of approximately $5.6 million. These improvements were partially offset by the UOSA Action resulting in $11.7 million of non-cash expenses.

Selling, general and administrative expenses

The following table presents EMCOR's selling, general and administrative expenses, and selling, general and administrative expenses as a percentage of revenues (in thousands, except for percentages):

                                                                                 For the three months ended June 30,
                                                                                 -----------------------------------
                                                                                       2005          2004
                                                                                       ----          ----
Selling, general and administrative expenses                                         $97,949        $96,690
Selling, general and administrative expenses, as a percentage of revenues                8.3%           8.1%

                                                                                  For the six months ended June 30,
                                                                                  ---------------------------------
                                                                                       2005          2004
                                                                                       ----          ----
Selling, general and administrative expenses                                        $191,333       $197,223
Selling, general and administrative expenses, as a percentage of revenues                8.4%           8.6%

Selling, general and administrative expenses for the three months ended June 30, 2005 increased $1.3 million to $97.9 million compared to $96.7 million for the three months ended June 30, 2004. Selling, general and administrative expenses as a percentage of revenues were 8.3% for the three months ended June 30, 2005, compared to 8.1% for the three months ended June 30, 2004. This increase was primarily attributable to increased incentive compensation expense due to the Company's improved profitability. For the six months ended June 30, 2005, selling, general and administrative expenses decreased $5.9 million to 8.4% as a percentage of revenues. The decrease both in dollars and as a percentage of revenues was primarily a result of a reduction in personnel and other cost reduction actions.

Restructuring expenses

Restructuring expenses, primarily relating to employee severance obligations, were $0.3 million for the three months ended June 30, 2005 compared to $0.1 million for the three months ended June 30, 2004. Restructuring expenses for the six months ended June 30, 2005 and 2004 were $1.5 million and $5.3 million, respectively. As of June 30, 2005, there was approximately $0.3 million of unpaid restructuring obligations which will be paid during the current year.

Operating income

The following table presents EMCOR's operating income, and operating income as a percentage of segment revenues from unrelated entities (in thousands, except for percentages):


                                                                     For the three months ended June 30,
                                                                   ----------------------------------------
                                                                                 %                     %
                                                                              Segment               Segment
                                                                   2005      Revenues    2004      Revenues
                                                                   ----      --------    ----      --------
Operating income (loss):
 United States electrical construction and facilities services    $12,052      4.0%    $ 8,829      2.9%
 United States mechanical construction and facilities services      4,764      1.1%      2,909      0.6%
 United States facilities services                                  7,666      4.1%      4,421      2.5%
                                                                  -------              -------
 Total United States operations                                    24,482      2.6%     16,159      1.7%
 Canada construction and facilities services                       (1,525)    (1.8)%      (653)    (1.0)%
 United Kingdom construction and facilities services                2,365      1.4%     (1,269)    (0.7)%
 Other international construction and facilities services              13                  (60)
 Corporate administration                                          (9,878)              (9,355)
 Restructuring expenses                                              (301)                (140)
                                                                  -------              -------
Total worldwide operations                                         15,156      1.3%      4,682      0.4%
 Other corporate items:
 Interest expense                                                  (2,353)              (1,997)
 Interest income                                                      716                  257
 Minority interest                                                   (987)                (451)
                                                                  -------              -------
 Income before income taxes                                       $12,532              $ 2,491
                                                                  =======              =======




                                                                       For the six months ended June 30,
                                                                   ----------------------------------------
                                                                                 %                     %
                                                                              Segment               Segment
                                                                   2005      Revenues    2004      Revenues
                                                                   ----      --------    ----      --------
Operating income (loss):
 United States electrical construction and facilities services    $28,048      4.9%    $26,110      4.5%
 United States mechanical construction and facilities services      1,708      0.2%     (4,683)    (0.5)%
 United States facilities services                                 12,093      3.3%      3,113      0.9%
                                                                  -------              -------
 Total United States operations                                    41,849      2.3%     24,540      1.3%
 Canada construction and facilities services                       (2,251)    (1.5)%      (632)    (0.4)%
 United Kingdom construction and facilities services                1,892      0.6%     (2,594)    (0.8)%
 Other international construction and facilities services             (38)                 218
 Corporate administration                                         (19,296)             (16,080)
 Restructuring expenses                                            (1,472)              (5,319)
                                                                  -------              -------
Total worldwide operations                                         20,684      0.9%        133      0.0%
 Other corporate items:
 Interest expense                                                  (4,566)              (3,844)
 Interest income                                                    1,289                  426
 Minority interest                                                 (1,852)                (919)
                                                                  -------              -------
 Income (loss) before income taxes                                $15,555              $(4,204)
                                                                  =======              =======

As described below in more detail, operating income increased by $10.5 million for the three months ended June 30, 2005 to $15.2 million compared to operating income of $4.7 million for the three months ended June 30, 2004.

United States electrical construction and facilities services operating income of $12.1 million for the three months ended June 30, 2005 increased $3.2 million compared to operating income of $8.8 million for the three months ended June 30, 2004. United States electrical construction and facilities services operating income of $28.0 million for the six months ended June 30, 2005 increased $1.9 million compared to operating income of $26.1 million for the six months ended June 30, 2004. The increases in operating income were primarily the result of increased discretionary work partially offset by reduced transportation infrastructure and financial services projects in the current period. Operating income for the six months ended June 30, 2005 includes approximately $4.5 million of the total $5.6 million income resulting from the settlement of the insurance coverage related dispute referred to earlier. Selling, general and administrative expenses decreased for both the three and six month periods when compared to the comparable periods in the prior year primarily due to a reduction in personnel and a reduction in incentive compensation expense related to the decrease in transportation infrastructure and financial services work.

United States mechanical construction and facilities services operating income for the three months ended June 30, 2005 was $4.8 million, a $1.9 million improvement, compared to an operating income of $2.9 million for the three months ended June 30, 2004. United States mechanical construction and facilities services operating income for the six months ended June 30, 2005 was $1.7 million, a $6.4 million improvement compared to an operating loss of $4.7 million for the six months ended June 30, 2004. The operating income for the six months ended June 30, 2005 reflects an approximately $11.7 million reduction in gross profit, of which $3.0 million was recorded in the current quarter, as a result of the write-off of unrecovered costs related to the UOSA Action. Notwithstanding the impact of the UOSA Action, this segment had generally improved results in the three and six month periods ended June 30, 2005 as a consequence of improved contract performance when compared to contract performance in the comparable 2004 prior periods. In addition, the operating income of $5.6 million for the six months ended June 30, 2005 includes approximately $1.1 million resulting from the settlement of the insurance coverage related dispute referred to earlier. The improvement in contract performance was partially attributable to planned curtailment of bidding on certain public sector and other longer-term contracts of certain subsidiaries, which work had generally been less profitable than private sector work currently being performed. Decreased selling, general and administrative expenses related to personnel reductions and other cost reduction activities also contributed to the improvement in operating income for both the three and six month periods, partially offset by increased incentive compensation expense due to the segment's improved profitability.

United States facilities services operating income for the three months ended June 30, 2005 and 2004 was $7.7 million and $4.4 million, respectively.
Operating income for the six months ended June 30, 2005 and 2004 was $12.1 million and $3.1 million, respectively. During the three and six months ended June 30, 2005, operating income improved primarily due to improved gross margins, which for mobile services was partially related to seasonably warm weather conditions in the United States compared to unseasonable weather conditions in the 2004 prior periods, and decreased selling, general and administrative expenses related to a reduction in personnel compared to the prior year periods. In addition, approximately $2.3 million of losses were recorded during the first quarter of 2004 on certain construction projects, outside the normal facilities services operations of this segment, which were contracted for by subsidiaries in this segment prior to their acquisition by EMCOR.

Canada construction and facilities services operating loss was $1.5 million for the three months ended June 30, 2005, compared to an operating loss of $0.7 million for the three months ended June 30, 2004. Canada construction and facilities services operating loss was $2.3 million for the six months ended June 30, 2005, compared to an operating loss of $0.6 million for the six months ended June 30, 2004. The operating losses were attributable to increased selling, general and administrative expenses related to increased legal expenses and other administrative efforts. These operating losses were partially reduced by increased gross profit on increased revenues.

United Kingdom construction and facilities services operating income for the three months ended June 30, 2005 was $2.4 million compared to an operating loss of $1.3 million for the three months ended June 30, 2004. Operating income was $1.9 million for the six months ended June 30, 2005 compared to an operating loss of $2.6 million for the six months ended June 30, 2004. This improvement in operating income compared to the comparable prior year periods was primarily attributable to improved performance on contracts and to a reduction in selling, general and administrative expenses related to a reorganization of the United Kingdom operations.

Other international construction and facilities services operating income was $0.01 million for the three months ended June 30, 2005 compared to an operating loss of $0.06 million for the three months ended June 30, 2004. This segment incurred an operating loss of $0.04 million for the six months ended June 30, 2005 compared to operating income of $0.2 million for the six months ended June 30, 2004. EMCOR continues to pursue new business selectively in the Middle Eastern and European markets; however, the availability of opportunities there has been significantly reduced as a result of local economic factors, particularly in the Middle East.

Corporate administration expense for the three months ended June 30, 2005 was $9.9 million compared to $9.4 million for the three months ended June 30, 2004. Corporate administration expense for the six months ended June 30, 2005 was $19.3 million compared to $16.1 million for the six months ended June 30, 2004. The increase in expenses was primarily due to increased audit fees and other costs of complying with the provisions of Section 404 of the Sarbanes - Oxley Act of 2002 in the three and six months ended June 30, 2005 and the absence of a non-recurring benefit attributable to expense reimbursement that occurred in the first quarter of 2004.

Restructuring expenses, primarily relating to employee severance obligations, were $0.3 million for the three months ended June 30, 2005 compared to $0.1 million for the three months ended June 30, 2004. Restructuring expenses for the six months ended June 30, 2005 and 2004 were $1.5 million and $5.3 million, respectively.

Interest expense for the three months ended June 30, 2005 and 2004 was $2.4 million and $2.0 million, respectively. Interest expense for the six months ended June 30, 2005 and 2004 was $4.6 million and $3.8 million, respectively. The increases for both the three and six month periods in interest expense were primarily due to increases in interest rates during the current year compared to the prior year. Interest income for the three months ended June 30, 2005 and 2004 was $0.7 million and $0.3 million, respectively. For the six months ending June 30, 2005 and 2004, interest income was $1.3 million and $0.4 million, respectively. These increases were related to increased cash available for investment in the United Kingdom at interest rates greater than the net cost of borrowing under EMCOR's revolving credit facility.

For the three months ended June 30, 2005, the income tax provision was $4.6 million based on $12.5 million of income before income taxes, compared to an income tax provision of $1.0 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, the income tax provision was $5.7 million based on $15.6 million of income before taxes, compared to an income tax benefit of $11.4 million for the six months ended June 30, 2004. The income tax benefit for the six months ended June 30, 2004 was comprised of a reversal of $9.6 million in income tax reserves no longer required based on a then current analysis of probable exposures and $1.8 million of a tax benefit on $4.2 million of loss before income taxes. The estimated effective income tax rate was 37% for the 2005 periods, compared to 42% for the 2004 periods. The decrease in the effective income tax rate for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004 was primarily due to increased income anticipated in certain lower effective tax rate jurisdictions.

Liquidity and Capital Resources

The following table presents EMCOR's net cash provided by operating activities, investing activities and financing activities (in thousands):

                                               For the six months ended June 30,
                                               ---------------------------------
                                                        2005        2004
                                                        ----        ----
Net cash provided by operating activities           $ 28,300    $     72
Net cash used in investing activities               $ (7,809)   $(10,844)
Net cash used in financing activities               $ (8,966)   $(19,484)

EMCOR's consolidated cash balance increased by approximately $11.5 million from $59.1 million at December 31, 2004 to $70.6 million at June 30, 2005. The $28.2 million improvement in net cash provided by operating activities for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 was primarily due to an improvement in EMCOR's working capital position of $33.9 million primarily related to an improvement in the billings and collection cycle and an increase in net income of $2.7 million. Net cash used in investing activities of $7.8 million in the first half of 2005 decreased $3.0 million compared to $10.8 million in the same period in the prior year primarily due to a decrease of $2.2 million in the purchase of property, plant and equipment and a reduction in earn-out payments of $1.0 million as the earn-out periods provided for in certain acquisition agreements have expired. Net cash used in financing activities in the first half of 2005 decreased $10.5 million compared to the same period of 2004 and was primarily a result of net repayments under the working capital credit line in 2005 of $10.0 million compared to $20.1 million in 2004.

                                                            Payments Due by Period
                                                 --------------------------------------------
                                                            Less
                  Contractual                               than      1-3      4-5     After
                  Obligations                     Total    1 year    years    years   5 years
---------------------------------------------     -----    ------    -----    -----   -------
Other long-term debt                             $  0.4    $  0.1   $  0.2    $ 0.1   $  --
Capital lease obligations                           1.6       0.7      0.8      0.1      --
Operating leases                                  152.9      37.5     54.4     30.4    30.6
Minimum funding requirements for pension plan       7.5       7.5       --       --      --
Open purchase obligations (1)                     629.3     483.1    144.6      1.6      --
Other long-term obligations (2)                   104.5      21.3     83.2       --      --
                                                 ------    ------   ------    -----   -----
Total Contractual Obligations                    $896.2    $550.2   $283.2    $32.2   $30.6
                                                 ======    ======   ======    =====   =====

                                                  Amount of Commitment Expiration by Period
                                          ----------------------------------------------------
                                            Total       Less
        Other Commercial                   Amounts      than        1-3      4-5        After
           Commitments                    Committed    1 year      years    years      5 years
-----------------------------------       ---------    ------      -----    -----      -------
Revolving credit facility (3)              $ 70.0      $  --      $ 70.0    $  --       $  --
Letters of credit                            63.0         --        63.0       --          --
Guarantees                                   25.0         --          --       --        25.0
                                           ------      -----      ------    -----       -----
Total Commercial Obligations               $158.0      $  --      $133.0    $  --       $25.0
                                           ======      =====      ======    =====       =====

(1) Represents open purchase orders for material and subcontracting costs related to the Company's construction and service contracts. These purchase orders are not reflected in EMCOR's consolidated balance sheet and should not impact future cash flows as amounts will be recovered through customer billings.
(2) Represents primarily insurance related liabilities, classified as other long-term liabilities in EMCOR's consolidated balance sheets. Cash payments for insurance related liabilities may be payable beyond three years, but it is not practical to estimate.
(3) EMCOR classifies these borrowings as short-term on its consolidated balance sheet because of EMCOR's intent and ability to repay the amounts on a short-term basis.

EMCOR's revolving credit agreement (the "Revolving Credit Facility") provides for a credit facility of $350.0 million. As of June 30, 2005 and December 31, 2004, EMCOR had approximately $63.0 million and $54.3 million of letters of credit outstanding, respectively, under the Revolving Credit Facility. The amounts borrowed under the Revolving Credit Facility as of June 30, 2005 and December 31, 2004 were $70.0 million and $80.0 million, respectively.

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

The terms of EMCOR's construction contracts frequently require that it obtain from surety companies ("Surety Companies") and provide to EMCOR customers payment and performance bonds ("Surety Bonds") as a condition to the award of such contracts. The Surety Bonds secure EMCOR's payment and performance obligations under such contracts, and EMCOR has agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on EMCOR's behalf. In addition, at the request of labor unions representing EMCOR employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, EMCOR bonding requirements typically increase as the amount of public sector work increases. As of June 30, 2005, Surety Companies had issued Surety Bonds for the account of EMCOR in the aggregate amount of approximately $1.6 billion. The Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond. The largest single Surety Bond outstanding for EMCOR's account is approximately $170.0 million.

In recent periods there has been a reduction in the aggregate bond issuance capacity of Surety Companies due to industry consolidations and significant losses of Surety Companies as a result of providing Surety Bonds to construction companies as well as companies in other industries. Consequently, the availability of Surety Bonds has become more limited and the terms upon which Surety Bonds are available have become more restrictive. EMCOR has been notified by one of its Surety Companies, which provides approximately 20% of EMCOR's Surety Bonds, that it (the "Terminating Surety") will be terminating its Surety Bond business. EMCOR expects to enter into an arrangement with another Surety Company to provide it with the level of Surety Bonds previously provided by the Terminating Surety. If EMCOR is not successful in replacing the Terminating Surety or experiences other changes in its bonding relationships or if there are further changes in the surety industry, it may seek to satisfy certain customer requests for Surety Bonds by posting other forms of collateral in lieu of Surety Bonds such as letters of credit or guarantees by EMCOR Group, Inc., by seeking to convince customers to forego the requirement of a Surety Bond, or by increasing EMCOR's activities in business segments that rarely require Surety Bonds such as the facilities services segment, and/or by refraining from bidding for certain projects that require Surety Bonds. There can be no assurance that EMCOR will be able to obtain Surety Bonds from other Surety Companies, to effectuate alternatives to providing Surety Bonds to its customers, or to obtain, on favorable terms, sufficient additional work that does not require Surety Bonds to replace projects requiring Surety Bonds that EMCOR may decline to pursue. Accordingly, if EMCOR were to experience a reduction in the availability to it of Surety Bonds, it could experience a reduction in revenues and a deterioration in operating results.


EMCOR does not have any other material financial guarantees or off-balance sheet arrangements other than those disclosed herein.

The primary source of liquidity for EMCOR has typically been, and is expected to continue to be, cash generated by operating activities. EMCOR also maintains the Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient, or to enable EMCOR to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. EMCOR may also increase liquidity through an equity offering or other debt instruments. Short-term changes in macroeconomic trends may have an effect, positively or negatively, on liquidity. In addition to managing borrowings, EMCOR's focus on the facilities services market is intended to provide an additional buffer against economic downturns, as the facilities services market is characterized by annual and multi-year contracts that provide a more predictable stream of cash flows than the construction market. Short-term liquidity is also impacted by the type and length of construction contracts in place. During economic downturns, such as the 2001 through 2004 period for the commercial construction industry, there are typically fewer small and discretionary projects from the private sector and companies such as EMCOR more aggressively bid more large long-term infrastructure and public sector contracts. Performance of long duration contracts typically requires working capital until initial billing milestones are achieved. While EMCOR strives to maintain a net over-billed position with its customers, there can be no assurance that a net over-billed position can be maintained. EMCOR's net over-billings, defined as the balance sheet accounts billings in excess of costs and estimated earnings on uncompleted contracts less cost and estimated earnings in excess of billings on uncompleted contracts, was $136.6 million and $119.0 million as of June 30, 2005 and December 31, 2004, respectively.

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

Certain Insurance Matters

As of June 30, 2005 and December 31, 2004, EMCOR was utilizing approximately $52.2 million and $43.7 million, respectively, of letters of credit obtained under the Revolving Credit Facility as collateral for its insurance obligations.

Application of Critical Accounting Policies

The condensed consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. EMCOR's significant accounting policies are described in Note B - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 7 of the annual report on Form 10-K for the year ended December 31, 2004. There was no initial adoption of any accounting policies during the six months ended June 30, 2005. EMCOR believes that some of the more critical judgment areas in the application of accounting policies that affect its financial condition and results of operations are estimates and judgments pertaining to (a) revenue recognition from (i) long-term construction contracts for which the percentage of completion method of accounting is used and (ii) services contracts, (b) collectibility or valuation of accounts receivable, (c) insurance liabilities, (d) income taxes and (e) intangible assets.

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

Accounts Receivable

EMCOR is required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the realization of receivables, which assessment factors include the creditworthiness of the customer, EMCOR's prior collection history with the customer and related aging of the past due balances. The provisions for bad debts during the six months ended June 30, 2005 and 2004 were $0.4 million and $1.0 million, respectively. At June 30, 2005 and December 31, 2004, accounts receivable of $1,041.3 million and $1,073.5 million, respectively, included allowances of $30.4 million and $36.2 million, respectively. Specific accounts receivable are evaluated when EMCOR believes a customer may not be able to meet its financial obligations due to a deterioration of its financial condition or credit ratings or its bankruptcy. The allowance requirements are based on the best facts available and are re-evaluated as additional information is received.

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

Income Taxes

EMCOR had net deferred tax liabilities primarily resulting from temporary differences of $3.9 million at June 30, 2005 (which will have the effect of increasing taxable income in future periods), compared to net deferred tax assets of $2.5 million at December 31, 2004. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. As of June 30, 2005 and December 31, 2004, the total valuation allowance on net deferred tax assets was approximately $10.1 million and $10.9 million, respectively.

Intangible Assets

As of June 30, 2005, EMCOR had goodwill and net identifiable intangible assets (primarily the market value of its backlog, customer relationships and trademarks and trade names) of $279.9 million and $17.1 million, respectively, in connection with the acquisition of certain companies. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") requires goodwill to be tested for impairment, on at least an annual basis (each October 1), and be written down when impaired, rather than amortized as previous standards required. Furthermore, SFAS 142 requires identifiable intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Changes in strategy and/or market conditions may result in adjustments to recorded intangible asset balances. As of June 30, 2005, no indicators of impairment of its goodwill or identifiable intangible assets existed in accordance with the provisions of SFAS 142 and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

This Quarterly Report on Form 10-Q contains certain  forward-looking  statements within the meaning of the Private Securities Reform Act of 1995. All forward-looking statements included in this Quarterly Report are based upon information available to EMCOR, and management's perception thereof, as of the date of this Quarterly Report. EMCOR assumes no obligation to update any such forward-looking statements. These forward-looking statements include statements regarding market share growth, gross profit, project mix, projects with varying profit margins, and selling, general and administrative expenses. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Accordingly, these statements are no guarantee of future performance. Such risk and uncertainties include, but are not limited to, adverse effects of general economic conditions, changes in the political environment, changes in the specific markets for EMCOR's services, adverse business conditions, availability of adequate levels of surety bonding, increased competition, unfavorable labor productivity, mix of business, and risks associated with foreign operations. Certain of the risks and factors associated with EMCOR's business are also discussed in EMCOR's 2004 Form 10-K, its Form 10-Q for the quarter ended March 31, 2005, and in other reports filed by it from time to time with the Securities and Exchange Commission. Readers should take the aforementioned risks and factors into account in evaluating any forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

EMCOR has not used derivative financial instruments for any purpose during the three and six months ended June 30, 2005 and 2004, including trading or speculation on changes in interest rates, or commodity prices of materials used in its business.

EMCOR is exposed to market risk for changes in interest rates for borrowings under the Revolving Credit Facility. Borrowings under that facility bear interest at variable rates, and the fair value of this borrowing is not significantly affected by changes in market interest rates. As of June 30, 2005, there was $70.0 million of borrowings outstanding under the facility, and these borrowings bear interest at (1) a rate which is the prime commercial lending rate announced by Harris Nesbitt from time to time (6.25% at June 30, 2005) plus 0% to 1.0% based on certain financial tests or (2) United States dollar LIBOR (at June 30, 2005 the rate was 3.33%) plus 1.5% to 2.5% based on certain financial tests. The interest rates in effect at June 30, 2005 were 6.5% and 5.08% for the prime commercial lending rate and the United States dollar LIBOR, respectively. Letter of credit fees issued under this facility range from 0.75% to 2.5% of the respective face amounts of the letters of credit issued and are charged based on the type of letter of credit issued and certain financial tests. Based on the borrowings outstanding of $70.0 million, if the overall interest rates were to increase by 1.0%, the net of tax interest expense would increase approximately $0.4 million in the next twelve months. Conversely, if the overall interest rates were to decrease by 1.0%, interest expense would decrease by approximately $0.4 million in the next twelve months. The Revolving Credit Facility expires in September 2007. There is no guarantee that EMCOR will be able to renew the facility at its expiration.

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

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

Except for the legal proceedings described below, there have been no new developments during the quarter ended June 30, 2005 regarding legal proceedings reported in EMCOR's Annual Report on Form 10-K for the year ended December 31, 2004 or in EMCOR's Form 10-Q for the quarter ended March 31, 2005.

On July 22, 2005, a complaint by a plaintiff purporting to bring a proposed consolidated class action on behalf of himself and others similarly situated in the United States District Court of Connecticut entitled In re EMCOR Group, Inc. Securities Litigation against EMCOR and three of its officers (Chairman of the Board and Chief Executive Officer Frank T. MacInnis, Executive Vice President and Chief Financial Officer Leicle E. Chesser, and Senior Vice President-Chief Accounting Officer and Treasurer Mark A. Pompa) was dismissed pursuant to a motion brought by EMCOR and Messrs. MacInnis, Chesser, and Pompa. As previously reported, in Form 10-K for the year ended December 31, 2004, in the action the plaintiff purported to represent a class composed of all persons who purchased or otherwise acquired EMCOR common stock and/or other securities between April 9, 2003 and October 2, 2003, inclusive. The complaint alleged violations of
Section 10(b) of the  Securities  Exchange Act and Rule 10b-5  thereunder and of
Section 20(A) of the Securities Exchange Act, relating to alleged misstatements and omissions in certain of the Company's filings with the Securities and Exchange Commission, press releases and other public statements between April 9 and October 2, 2003 and sought damages on behalf of the purported class in unspecified amounts.

As previously reported in Form 10-Q in the quarter ended March 31, 2005, a civil action (the "UOSA Action") was brought by a joint venture (the "JV") between EMCOR's subsidiary Poole & Kent Corporation ("Poole & Kent") and an unrelated company in the Fairfax, Virginia Circuit Court based on a material breach by the Upper Occoquan Sewage Authority ("UOSA") of a construction contract between the JV and UOSA. As a result of a jury decision on March 11, 2005 and a subsequent ruling on June 27, 2005 of the trial judge in the action, it was determined that the JV is entitled to be paid approximately $17.0 million in connection with that the UOSA project in addition to the amounts it had already received from UOSA. However, inasmuch as the jury decision and the trial judge's subsequent ruling did not reflect the amount the JV sought in the trial, EMCOR recorded a non-cash expense of approximately $8.7 million during the first quarter of 2005 following the jury's decision on March 11, 2005 and an additional non-cash expense of approximately $3.0 million during the second quarter of 2005 following the trial judge's ruling on June 27, 2005. These non-cash expenses reflected a write-off of unrecovered costs of Poole & Kent in completing certain work related to this project based on what EMCOR believes is probable of recovery by the JV based on current facts. (The unrecoverable costs were included in the balance sheet account "costs and estimated earnings in excess of billings on uncompleted contracts" in EMCOR's consolidated balance sheet as of December 31, 2004.) The JV has asserted additional claims against UOSA relating to the same project which are also pending in the Fairfax, Virginia Circuit Court and which could result in another trial between the JV and UOSA to be held at a date not yet determined and in which the JV would seek damages in excess of $18.0 million. As a result of the resolution of the additional claims referred to in the immediately preceding sentence, EMCOR may record income or additional non-cash expense. In accordance with the joint venture agreement establishing the JV, Poole & Kent is entitled to approximately one-half of the aggregate amounts paid and to be paid by UOSA to the JV. The JV and UOSA are each seeking to have the determinations in the trial court reversed on appeal to the Virginia Supreme Court. However, there is no assurance that the Virginia Supreme Court will hear the appeals or, if the appeals are heard, that they will be resolved in favor of the JV.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)  The annual meeting of stockholders of EMCOR was held on June 16, 2005.

(b) The Board of Directors of EMCOR consists of seven individuals each of whom was nominated at the annual meeting for re-election as a director of EMCOR for the ensuing year. Each director was re-elected.

(c) Set forth below are the names of each director elected at the annual meeting, the number of shares voted for his re-election and the number of votes withheld from his re-election. 559,086 shares abstained from voting for directors. There were no broker non-votes.


Name                           Votes For           Votes Withheld
-----------------------       ----------           --------------
Stephen W. Bershad            13,357,754             1,239,506
David A. B. Brown             13,329,342             1,267,918
Larry J. Bump                 13,628,569               968,691
Albert Fried, Jr.             13,352,354             1,244,906
Richard F. Hamm, Jr.          13,654,128               943,132
Frank T. MacInnis             13,773,717               823,543
Michael T. Yonker             13,435,569             1,161,691

In addition, at the annual meeting adoption by the Board of Directors of each of the plans set forth below was approved; set forth opposite each such plan is the number of shares voted in favor of such approval, the number of shares voted against such approval and the number of shares that abstained from voting thereon. There were 1,575,535 broker non-votes for each plan.


                                Number of Shares       Number of Shares         Number of Shares
Plan                           Voted for Approval    Voted against Approval      that Abstained
-----------------------------  ------------------    ----------------------     ----------------

2005 Stock Plan for Directors      11,581,573                986,039                 454,113

2005 Management
Stock Incentive Plan               10,655,206              1,913,156                 453,363



At the annual meeting, the stockholders also voted upon a proposal to ratify the appointment by the Audit Committee of the Company's Board of Directors of Ernst & Young LLP, independent auditors, as EMCOR's independent auditors for 2005; 14,575,743 shares voted in favor of ratification, 20,063 shares voted against ratification and 1,454 shares abstained from voting thereon. There were no broker non-votes.


ITEM 6.  EXHIBITS.

(a)      Exhibits
                                                                   Incorporated by Reference to,
Exhibit No.  Description                                           or Page Number
-----------  ----------------------------------------------------  ------------------------------------------

3(a-1)       Restated Certificate of Incorporation of              Exhibit 3(a-5) to EMCOR's Registration
             EMCOR filed December 15, 1994                         Statement to Form 10 filed March 17, 1995

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

4.1(h)       Commitment Amount Increase Request                    Exhibit 4.1(h) to June 2003 Form
             dated June 26, 2003 among Harris, Sovereign           10-Q
             Bank and EMCOR




ITEM 6.  EXHIBITS. - (continued)
                                                                   Incorporated by Reference to,
Exhibit No.  Description                                           or Page Number
-----------  ----------------------------------------------------  ------------------------------------------
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

10.1         Form of Severance Agreement between EMCOR             Exhibit 10.1 to EMCOR's
             and each of Sheldon I. Cammaker, Leicle E.            Report on Form 8-K dated
             Chesser, R. Kevin Matz and Mark A. Pompa              April 25, 2005 (the "April 2005
                                                                   Form 8-K")

10.2         Severance Agreement between EMCOR and                 Exhibit 10.2 to the April 2005
             Frank T. MacInnis                                     Form 8-K

10.3         2005 Management Stock Incentive Plan                  Exhibit B to EMCOR's proxy
                                                                   statement for its annual meeting held
                                                                   June 16, 2005 ("2005 Proxy
                                                                   Statement")

10.4         2005 Stock Plan for Directors                         Exhibit C to EMCOR's 2005 Proxy Statement

11           Computation of  Basic                                 Note B of the Notes
             EPS and Diluted EPS                                   to the Condensed Consolidated
             for the three and six months                          Financial Statements
             ended June 30, 2005 and 2004

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



ITEM 6.  EXHIBITS. - (continued)

                                                                   Incorporated by Reference to,
Exhibit No.  Description                                           or Page Number
-----------  ----------------------------------------------------  ------------------------------
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


Date: July 28, 2005
                                                   EMCOR GROUP, INC.
                                          -------------------------------------
                                                      (Registrant)


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

Date:  July 28, 2005
                                               /s/FRANK T. MACINNIS
                                       -------------------------------------
                                                Frank T. MacInnis
                                             Chairman of the Board of
                                                  Directors and
                                             Chief Executive Officer

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

Date:  July 28, 2005
                                           /s/LEICLE E. CHESSER
                                    -------------------------------------
                                             Leicle E. Chesser
                                          Executive Vice President
                                        and Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of EMCOR Group, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank
T. MacInnis, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:    July 28, 2005                           /s/ FRANK T. MACINNIS
                                            -----------------------------------
                                                   Frank T. MacInnis
                                                Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of EMCOR Group, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Leicle
E. Chesser, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:    July 28, 2005                           /s/ LEICLE E. CHESSER
                                            -----------------------------------
                                                   Leicle E. Chesser
                                                Chief Financial Officer