Form 10-Q
period 2005-09-30
EMCOR GROUP INC
filed 2005-10-27
CIK 105634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                          Commission file number 1-8267

                                EMCOR Group, Inc.
       -------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                        11-2125338
--------------------------------                 -------------------------------
  (State or Other Jurisdiction                   (I.R.S. Employer Identification
of Incorporation or Organization)                             Number)

301 Merritt Seven Corporate Park
       Norwalk, Connecticut                                06851-1060
--------------------------------                           ----------
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

     Indicate by check mark whether the registrant (1) has filed all such reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No __

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No __

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

                      Applicable Only To Corporate Issuers
     Number of shares of Common Stock outstanding as of the close of business on October 19, 2005: 15,531,558 shares.

                                EMCOR GROUP, INC.
                                      INDEX

                                                                        Page No.

PART I - Financial Information

Item 1     Financial Statements

           Condensed Consolidated Balance Sheets -
           as of September 30, 2005 and December 31, 2004                      1

           Condensed Consolidated Statements of Operations -
           three months ended September 30, 2005 and 2004                      3

           Condensed Consolidated Statements of Operations -
           nine months ended September 30, 2005 and 2004                       4

           Condensed Consolidated Statements of Cash Flows -
           nine months ended September 30, 2005 and 2004                       5

           Condensed Consolidated Statements of Stockholders'
           Equity and Comprehensive Income -
           nine months ended September 30, 2005 and 2004                       6

           Notes to Condensed Consolidated Financial Statements                7


Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          15

Item 3     Quantitative and Qualitative Disclosures about Market Risk         30

Item 4     Controls and Procedures                                            30

PART II -  Other Information

Item 1     Legal Proceedings                                                  31

Item 6     Exhibits                                                           32

PART I - FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)
--------------------------------------------------------------------------------
                                                     September 30,  December 31,
                                                        2005            2004
                                                     (Unaudited)
--------------------------------------------------------------------------------
                           ASSETS

Current assets:
 Cash and cash equivalents                            $   67,999      $   59,109
 Accounts receivable, net                              1,078,995       1,073,454
 Costs and estimated earnings in excess
   of billings on uncompleted contracts                  218,655         240,716
 Inventories                                               8,747          10,580
 Prepaid expenses and other                               27,561          41,712
                                                      ----------      ----------
   Total current assets                                1,401,957       1,425,571

Investments, notes and other long-term
   receivables                                            30,209          26,472

Property, plant and equipment, net                        49,588          56,468

Goodwill                                                 278,907         279,432

Identifiable intangible assets, net                       16,262          18,782

Other assets                                               8,534          11,244
                                                      ----------      ----------
   Total assets                                       $1,785,457      $1,817,969
                                                      ==========      ==========

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)
--------------------------------------------------------------------------------
                                                     September 30,  December 31,
                                                          2005          2004
                                                     (Unaudited)
--------------------------------------------------------------------------------
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

 Borrowings under working capital credit line         $      --      $   80,000
 Current maturities of long-term debt and capital
   lease obligations                                         739            806
 Accounts payable                                        438,120        467,415
 Billings in excess of costs and estimated
   earnings on uncompleted contracts                     406,350        359,667
 Accrued payroll and benefits                            134,543        138,771
 Other accrued expenses and liabilities                  100,808        115,714
                                                      ----------     ----------
   Total current liabilities                           1,080,560      1,162,373

 Long-term debt and capital lease obligations              1,420          1,332

 Other long-term obligations                              96,745         91,903
                                                      ----------     ----------
   Total liabilities                                   1,178,725      1,255,608
                                                      ----------     ----------

Stockholders' equity:
 Preferred stock , $0.10 par value, 1,000,000 shares
   authorized, zero issued and outstanding                    --             --
 Common stock, $0.01 par value, 30,000,000 shares
   authorized, 16,615,752 and 16,324,335 shares
   issued, respectively                                      166            163
 Capital surplus                                         323,532        318,122
 Accumulated other comprehensive income                    7,169          7,699
 Retained earnings                                       293,838        253,128
 Treasury stock, at cost 1,084,194 and 1,088,286
   shares respectively                                   (17,973)       (16,751)
                                                      ----------     ----------
   Total stockholders' equity                            606,732        562,361
                                                      ----------     ----------
Total liabilities and stockholders' equity            $1,785,457     $1,817,969
                                                      ==========     ==========

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)(Unaudited)
-------------------------------------------------------------------------------
Three months ended September 30,                           2005           2004
-------------------------------------------------------------------------------

Revenues                                               $1,215,415    $1,211,982
Cost of sales                                           1,084,002     1,096,628
                                                       ----------    ----------

Gross profit                                              131,413       115,354
Selling, general and administrative expenses              101,708        96,630
Restructuring expenses                                        256           617
Gain on sales of assets                                        --         2,839
                                                       ----------    ----------

Operating income                                           29,449        20,946
Interest expense, net                                      (1,358)       (2,132)
Gain on sale of equity investment                              --         1,844
Minority interest                                          (1,514)         (671)
                                                       ----------    ----------

Income from continuing operations before income taxes      26,577        19,987
Income tax (benefit) provision                             (5,522)        4,093
                                                       ----------    ----------

Income from continuing operations                          32,099        15,894
Loss from discontinued operations,
  net of income tax effect                                 (1,235)         (428)
                                                       ----------    ----------
Net income                                             $   30,864    $   15,466
                                                       ==========    ==========

Net income (loss) per common share - Basic
  From continuing operations                           $     2.05    $     1.05
  From discontinued operations                              (0.08)        (0.03)
                                                       ----------    ----------
                                                       $     1.97    $     1.02
                                                       ==========    ==========

Net income (loss) per common share - Diluted
  From continuing operations                           $     2.01    $     1.02
  From discontinued operations                              (0.08)        (0.03)
                                                       ----------    ----------
                                                       $     1.93    $     0.99
                                                       ==========    ==========

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)(Unaudited)
-------------------------------------------------------------------------------
Nine months ended September 30,                            2005          2004
-------------------------------------------------------------------------------

Revenues                                               $3,476,661    $3,494,386
Cost of sales                                           3,133,341     3,178,160
                                                       ----------    ----------

Gross profit                                              343,320       316,226
Selling, general and administrative expenses              291,660       292,133
Restructuring expenses                                      1,728         5,936
Gain on sale of assets                                         --         2,839
                                                       ----------    ----------

Operating income                                           49,932        20,996
Interest expense, net                                      (4,635)       (5,550)
Gain on sale of equity investment                              --         1,844
Minority interest                                          (3,366)       (1,590)
                                                       ----------    ----------

Income from continuing operations before income taxes      41,931        15,700
Income tax provision (benefit)                                111        (7,305)
                                                       ----------    ----------

Income from continuing operations                          41,820        23,005
Loss from discontinued operations,
  net of income tax effect                                 (1,110)         (377)
                                                       ----------    ----------
Net income                                             $   40,710    $   22,628
                                                       ==========    ==========

Net income (loss) per common share - Basic
  From continuing operations                           $     2.69    $     1.52
  From discontinued operations                              (0.07)        (0.03)
                                                       ----------    ----------
                                                       $     2.62    $     1.49
                                                       ==========    ==========

Net income (loss) per common share - Diluted
  From continuing operations                           $     2.64    $     1.48
  From discontinued operations                              (0.07)        (0.02)
                                                       ----------    ----------
                                                       $     2.57    $     1.46
                                                       ==========    ==========

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share data)(Unaudited)
-----------------------------------------------------------------------------------
Nine months ended September 30,                                 2005         2004
-----------------------------------------------------------------------------------

Cash flows from operating activities:
 Net income                                                 $  40,710    $   22,628
 Depreciation and amortization                                 13,377        15,635
 Amortization of identifiable intangibles                       2,407         2,583
 Minority interest                                              3,366         1,590
 Deferred income taxes                                         (4,247)       13,573
 Loss (gain) on sale of discontinued operation,
   sale of assets and equity investment                         1,110        (4,683)
 Other non-cash items                                           4,560         2,508
 Changes in operating assets and liabilities                   35,479       (20,776)
                                                            ---------    ----------
Net cash provided by operating activities                      96,762        33,058
                                                            ---------    ----------

Cash flows from investing activities:
 Payments for acquisitions of businesses, net of
   cash acquired and related earn-out agreements                 (673)       (1,506)
 Proceeds from sale of discontinued operation, sale
   of assets and equity investment                              3,038        10,061
 Proceeds from sale of property, plant and equipment              905         3,185
 Purchase of property, plant and equipment                     (8,180)       (9,774)
 Net disbursements related to other investments                (6,509)       (3,865)
                                                            ---------    ----------
Net cash used in investing activities                         (11,419)       (1,899)
                                                            ---------    ----------
Cash flows from financing activities:
 Proceeds from working capital credit line                    663,800     1,036,250
 Repayments of working capital credit line                   (743,800)   (1,048,350)
 Net repayments for long-term debt                                (76)          (96)
 Net (repayments) borrowings for capital lease obligations        (81)           17
 Net proceeds from exercise of stock options                    3,704         1,015
                                                            ---------    ----------
Net cash used in financing activities                         (76,453)      (11,164)
                                                            ---------    ----------
Increase in cash and cash equivalents                           8,890        19,995
Cash and cash equivalents at beginning of year                 59,109        75,709
                                                            ---------    ----------
Cash and cash equivalents at end of period                  $  67,999    $   95,704
                                                            =========    ==========

Supplemental cash flow information:
 Cash paid for:
   Interest                                                 $   4,974    $    6,015
   Income taxes                                             $   5,219    $    4,491
 Non-cash financing activities:
   Borrowings under capital lease obligations               $     178    $       --
   Note receivable from sale of subsidiary                  $   1,375    $       --

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

(In thousands, except share data) (Unaudited)
----------------------------------------------------------------------------------------------------------------------------
                                                                        Accumulated
                                                                          other
                                                Common      Capital    comprehensive   Retained     Treasury   Comprehensive
                                     Total       stock      surplus      income (1)    earnings       stock       income
----------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2004           $521,356      $162      $316,729       $1,257       $219,921     $(16,713)
 Net income                          22,628        --            --           --         22,628           --      $22,628
 Foreign currency translation
   adjustments                          735        --            --          735             --           --          735
                                                                                                                  -------
 Comprehensive income                                                                                             $23,363
                                                                                                                  =======
 Issuance of treasury stock
   for restricted stock units (3)        --        --          (836)          --             --          836
 Treasury stock at cost (4)            (856)       --            --           --             --         (856)
 Common stock issued under
   stock option plans, net              969        --           969           --             --           --
 Value of Restricted Stock
   Units (2)                            668        --           668           --             --           --
                                   --------      ----      --------       ------       --------     --------
Balance, September 30, 2004        $545,500      $162      $317,530       $1,992       $242,549     $(16,733)
                                   ========      ====      ========       ======       ========     ========

Balance, January 1, 2005           $562,361      $163      $318,122       $7,699       $253,128     $(16,751)
 Net income                          40,710        --            --           --         40,710           --      $40,710
 Foreign currency translation
   adjustments                         (530)       --            --         (530)            --           --         (530)
                                                                                                                  -------
 Comprehensive income                                                                                             $40,180
                                                                                                                  =======
 Issuance of treasury stock
   for restricted stock units (3)        --        --          (540)          --             --          540
 Treasury stock at cost (4)            (871)       --            --           --             --         (871)
 Common stock issued under
   stock option plans, net (5)        3,704         3         4,592           --             --         (891)
 Value of Restricted Stock
   Units (2)                          1,358        --         1,358           --             --           --
                                   --------      ----      --------       ------       --------     --------
Balance, September 30, 2005        $606,732      $166      $323,532       $7,169       $293,838     $(17,973)
                                   ========      ====      ========       ======       ========     ========


(1) Represents cumulative foreign currency translation adjustments and minimum pension liability adjustments.
(2) Shares of common stock will be issued in respect of restricted stock units granted pursuant to EMCOR's Executive Stock Bonus Plan. This amount represents the value of restricted stock units at the date of grant.
(3) Represents common stock transferred at cost from treasury stock upon the vesting of restricted stock units.
(4) Represents value of shares of common stock withheld by EMCOR for income tax withholding requirements upon the vesting of restricted stock units.
(5) The treasury stock amount includes $978.0 as the value of 20,468 shares received as payment for the exercise price of stock options less $88.0 as the value of the treasury shares delivered upon the exercise of other stock options.

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

In the opinion of EMCOR, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly the financial position of EMCOR and the results of its operations. The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

Certain reclassifications of prior year amounts have been made to conform to current year presentation.

NOTE B Discontinued Operations

On September 30, 2005, EMCOR disposed of a subsidiary in EMCOR's United States facilities services segment. Results of operations for all prior periods presented reflect discontinued operations accounting. Included in the results of discontinued operations for the three and nine months ended September 30, 2005 is a loss on disposal of $1.0 million net of income tax by reason of the sale of the subsidiary. Cash of $3.0 million and a note receivable of $1.4 million were received as consideration in conjunction with the sale. EMCOR will not have any future involvement with the subsidiary. Summarized results of the discontinued operations are as follows (in thousands, except per share amounts):

                                                             Three months ended
                                                                 September 30,
                                                             ------------------
                                                               2005       2004
                                                               ----       ----
Revenues                                                     $ 3,916    $ 3,929
                                                             -------    -------
Loss before income taxes                                      (1,186)      (688)
Income tax provision (benefit)                                    49       (260)
                                                             -------    -------
Net loss from discontinued operations                        $(1,235)   $  (428)
                                                             =======    =======
Loss per share:
  Discontinued operations - Basic                            $ (0.08)   $ (0.03)
                                                             =======    =======
  Discontinued operations - Diluted                          $ (0.08)   $ (0.03)
                                                             =======    =======

                                                              Nine months ended
                                                                  September 30,
                                                             ------------------
                                                               2005       2004
                                                               ----       ----
Revenues                                                     $16,161    $23,824
                                                             -------    -------
Loss before income taxes                                        (986)      (607)
Income tax provision (benefit)                                   124       (230)
                                                             -------    -------
Net loss from discontinued operations                        $(1,110)   $  (377)
                                                             =======    =======
Loss per share:
  Discontinued operations - Basic                            $ (0.07)   $ (0.03)
                                                             =======    =======
  Discontinued operations - Diluted                          $ (0.07)   $ (0.02)
                                                             =======    =======

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE C Earnings Per Share

Calculation of Basic and Diluted Earnings per share

The following tables summarize EMCOR's calculation of Basic and Diluted Earnings per Share ("EPS") for the three and nine month periods ended September 30, 2005 and 2004:

                                                         Three months ended
                                                            September 30,
                                                    ---------------------------
                                                         2005             2004
                                                    ---------------------------
Numerator (thousands):
Income before discontinued operations                  $32,099          $15,894
Loss from discontinued operations                       (1,235)            (428)
                                                       -------          -------
Net income available to common stockholders            $30,864          $15,466
                                                       =======          =======
Denominator:
Weighted average shares outstanding
  used to compute basic earnings per share          15,662,585       15,202,938
Effect of dilutive securities -
  Options to purchase common stock                     326,012          359,666
                                                    ----------       ----------
Shares used to compute diluted earnings
  per share                                         15,988,597       15,562,604
                                                    ==========       ==========
Basic earnings (loss) per share:
  Continuing operations                                $  2.05          $  1.05
  Discontinued operations                                (0.08)           (0.03)
                                                       -------          -------
  Total                                                $  1.97          $  1.02
                                                       =======          =======

Diluted earnings (loss) per share:
  Continuing operations                                $  2.01          $  1.02
  Discontinued operations                                (0.08)           (0.03)
                                                       -------          -------
  Total                                                $  1.93          $  0.99
                                                       =======          =======

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE C Earnings Per Share - (continued)
                                                          Nine months ended
                                                            September 30,
                                                    ---------------------------
                                                        2005              2004
                                                    ---------------------------
Numerator (thousands):
Income before discontinued operations                  $41,820          $23,005
Loss from discontinued operations                       (1,110)            (377)
                                                       -------          -------
Net income available to common stockholders            $40,710          $22,628
                                                       =======          =======
Denominator:
Weighted average shares outstanding
  used to compute basic earnings per share          15,553,948       15,178,938
Effect of dilutive securities -
  options to purchase common stock                     306,668          372,698
                                                    ----------        ---------
Shares used to compute diluted earnings
  per share                                         15,860,616       15,551,636
                                                    ==========       ==========

Basic earnings (loss) per share:
  Continuing operations                                $  2.69          $  1.52
  Discontinued operations                                (0.07)           (0.03)
                                                       -------          -------
  Total                                                $  2.62          $  1.49
                                                       =======          =======
Diluted earnings (loss) per share:
  Continuing operations                                $  2.64          $  1.48
  Discontinued operations                                (0.07)           (0.02)
                                                       -------          -------
  Total                                                $  2.57          $  1.46
                                                       =======          =======

There were 182,970 and 249,403 anti-dilutive stock options that were required to be excluded from the calculation of diluted EPS for the three and nine month periods ended September 30, 2005, respectively. There were 850,078 anti-dilutive stock options that were required to be excluded from the calculation of diluted EPS for the three and nine month periods ended September 30, 2004, respectively.

NOTE D Valuation of Stock Option Grants

EMCOR has stock-based compensation plans and programs. EMCOR applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized in the accompanying Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2005 and 2004 in respect of stock options granted during those periods inasmuch as EMCOR grants stock options at fair market value. Had compensation cost for these options been determined consistent with SFAS 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," EMCOR's income, from continuing operations basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS") would have been reduced from the "as reported amounts" below to the "pro forma amounts" below for the three and nine month periods ended September 30 (in thousands, except per share amounts):

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE D Valuation of Stock Option Grants - (continued)


                                                                   For the three months      For the nine months
                                                                    ended September 30,       ended September 30,
                                                                   ----------------------------------------------
                                                                    2005         2004         2005         2004
                                                                   ----------------------------------------------
Income from continuing operations:
 As reported                                                       $32,099     $15,894      $41,820      $23,005
 Less:  Total stock-based compensation expense determined
  under fair value based method, net of related tax effects            250          48        1,366        1,058
                                                                   -------     -------      -------      -------
 Pro Forma                                                         $31,849     $15,846      $40,454      $21,947
                                                                   =======     =======      =======      =======
Basic EPS:
 As reported                                                       $  2.05     $  1.05      $  2.69      $  1 52
 Pro Forma                                                         $  2.03     $  1.04      $  2.60      $  1.45
Diluted EPS:
 As reported                                                       $  2.01     $  1.02      $  2.64      $  1.48
 Pro Forma                                                         $  1.99     $  1.02      $  2.55      $  1.41

Common Stock

As of September 30, 2005 and December 31, 2004, 15,531,558 and 15,236,049 shares of EMCOR common stock were outstanding, respectively.

NOTE E Segment Information

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

The segment "United States facilities services" principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers' facilities (mobile operation and maintenance services, site-based operation and maintenance services, facility planning and consulting services, energy management programs and the design and construction of energy-related projects) which services are not generally related to customers' construction programs. The Canada, United Kingdom and Other international segments perform electrical construction, mechanical construction and facilities services. "Other international construction and facilities services" represents EMCOR's operations outside of the United States, Canada and the United Kingdom (currently primarily in the Middle East) performing electrical construction, mechanical construction and facilities services. In August of 2004, EMCOR sold its interest in a South African joint venture. The following tables present information about industry segments and geographic areas. Prior year results reflect discontinued operations accounting due to the sale of a subsidiary during 2005 (in thousands):

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE E Segment Information - (continued)

                                                                 For the three months ended Sept. 30,
                                                                 ------------------------------------
                                                                         2005            2004
                                                                 ------------------------------------
Revenues from unrelated entities:
 United States electrical construction and facilities services        $  306,413      $  330,522
 United States mechanical construction and facilities services           441,705         463,921
 United States facilities services                                       191,606         177,432
                                                                      ----------      ----------
 Total United States operations                                          939,724         971,875
 Canada construction and facilities services                             110,418          66,320
 United Kingdom construction and facilities services                     165,273         173,787
 Other international construction and facilities services                     --              --
                                                                      ----------      ----------
 Total worldwide operations                                           $1,215,415      $1,211,982
                                                                      ==========      ==========

                                                                 For the three months ended Sept. 30,
                                                                 ------------------------------------
                                                                         2005            2004
                                                                 ------------------------------------
Total revenues:
 United States electrical construction and facilities services        $  309,231      $  332,551
 United States mechanical construction and facilities services           443,429         467,468
 United States facilities services                                       191,650         177,646
 Less intersegment revenues                                               (4,586)         (5,790)
                                                                      ----------      ----------
 Total United States operations                                          939,724         971,875
 Canada construction and facilities services                             110,418          66,320
 United Kingdom construction and facilities services                     165,273         173,787
 Other international construction and facilities services                     --              --
                                                                      ----------      ----------
 Total worldwide operations                                           $1,215,415      $1,211,982
                                                                      ==========      ==========

                                                                 For the nine months ended Sept. 30,
                                                                 -----------------------------------
                                                                         2005            2004
                                                                 -----------------------------------
Revenues from unrelated entities:
 United States electrical construction and facilities services        $  882,422      $  908,670
 United States mechanical construction and facilities services         1,280,908       1,355,660
 United States facilities services                                       549,399         515,059
                                                                      ----------      ----------
 Total United States operations                                        2,712,729       2,779,389
 Canada construction and facilities services                             260,893         207,444
 United Kingdom construction and facilities services                     503,039         507,553
 Other international construction and facilities services                     --              --
                                                                      ----------      ----------
 Total worldwide operations                                           $3,476,661      $3,494,386
                                                                      ==========      ==========

                                                                 For the nine months ended Sept. 30,
                                                                 -----------------------------------
                                                                         2005            2004
                                                                 -----------------------------------
Total revenues:
 United States electrical construction and facilities services        $  892,731      $  916,800
 United States mechanical construction and facilities services         1,286,188       1,375,878
 United States facilities services                                       550,773         515,667
 Less intersegment revenues                                              (16,963)        (28,956)
                                                                      ----------      ----------
 Total United States operations                                        2,712,729       2,779,389
 Canada construction and facilities services                             260,893         207,444
 United Kingdom construction and facilities services                     503,039         507,553
 Other international construction and facilities services                     --              --
                                                                      ----------      ----------
 Total worldwide operations                                           $3,476,661      $3,494,386
                                                                      ==========      ==========

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE E Segment Information - (continued)

                                                                 For the three months ended Sept. 30,
                                                                 ------------------------------------
                                                                         2005             2004
                                                                 ------------------------------------
Operating income (loss):
 United States electrical construction and facilities services          $ 21,335         $24,316
 United States mechanical construction and facilities services            11,726          (1,571)
 United States facilities services                                         7,785           6,279
                                                                        --------         -------
 Total United States operations                                           40,846          29,024
 Canada construction and facilities services                              (3,020)         (1,695)
 United Kingdom construction and facilities services                       2,725           1,220
 Other international construction and facilities services                     24             (63)
 Corporate administration                                                (10,870)         (9,762)
 Restructuring expenses                                                     (256)           (617)
 Gain on sale of assets                                                       --           2,839
                                                                        --------         -------
 Total worldwide operations                                               29,449          20,946

Other corporate items:
 Interest expense                                                         (2,049)         (2,609)
 Interest income                                                             691             477
 Gain on sale of equity investment                                            --           1,844
 Minority interest                                                        (1,514)           (671)
                                                                        --------         -------
 Income from continuing operations before income taxes                  $ 26,577         $19,987
                                                                        ========         =======


                                                                   For the nine months ended Sept. 30,
                                                                   -----------------------------------
                                                                           2005           2004
                                                                   -----------------------------------

Operating income (loss):
 United States electrical construction and facilities services          $ 49,383        $ 50,421
 United States mechanical construction and facilities services            13,434          (6,251)
 United States facilities services                                        19,677           9,312
                                                                        --------        --------
 Total United States operations                                           82,494          53,482
 Canada construction and facilities services                              (5,271)         (2,328)
 United Kingdom construction and facilities services                       4,617          (1,370)
 Other international construction and facilities services                    (14)            151
 Corporate administration                                                (30,166)        (25,842)
 Restructuring expenses                                                   (1,728)         (5,936)
 Gain on sale of assets                                                       --           2,839
                                                                        --------        --------
 Total worldwide operations                                               49,932          20,996

Other corporate items:
 Interest expense                                                         (6,615)         (6,453)
 Interest income                                                           1,980             903
 Gain on sale of equity investment                                            --           1,844
 Minority interest                                                        (3,366)         (1,590)
                                                                        --------        --------
 Income from continuing operations before income taxes                  $ 41,931        $ 15,700
                                                                        ========        ========

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE E Segment Information - (continued)


                                                                        Sept. 30,       Dec. 31,
                                                                          2005            2004
                                                                      --------------------------
Total assets:
 United States electrical construction and facilities services        $  360,829      $  358,056
 United States mechanical construction and facilities services           723,438         757,725
 United States facilities services                                       309,737         323,206
                                                                      ----------      ----------
 Total United States operations                                        1,394,004       1,438,987
 Canada construction and facilities services                             134,959         108,843
 United Kingdom construction and facilities services                     186,281         199,138
 Other international construction and facilities services                  2,969           3,887
 Corporate administration                                                 67,244          67,114
                                                                      ----------      ----------
 Total worldwide operations                                           $1,785,457      $1,817,969
                                                                      ==========      ==========

NOTE F Retirement Plans

Components of Net Periodic Pension Benefit Cost

The components of net periodic pension benefit cost for the three and nine months ended September 30, 2005 and 2004 were as follows (in thousands):

                                       For the three months       For the nine months
                                        ended September 30,       ended September 30,
                                       ----------------------------------------------
                                          2005       2004           2005       2004
                                       ----------------------------------------------
Service cost                            $   875    $ 1,031        $ 2,880    $ 3,353
Interest cost                             2,386      2,214          7,365      6,638
Expected return on plan assets           (2,432)    (2,225)        (7,508)    (6,681)
Amortization of prior service cost           21         (2)            66         (6)
Amortization of net loss                    332        348          1,025      1,044
                                        -------    -------        -------    -------
Net periodic pension benefit cost       $ 1,182    $ 1,366        $ 3,828    $ 4,348
                                        =======    =======        =======    =======

Employer Contributions

For the nine months ended September 30, 2005, EMCOR's United Kingdom subsidiary contributed $4.6 million to its defined benefit pension plan and anticipates contributing an additional $2.4 million during the remainder of 2005.

NOTE G Income Taxes

For the three months ended September 30, 2005, the income tax benefit was $5.5 million compared to a $4.1 million income tax provision for the three months ended September 30, 2004. The income tax benefit for the current three month period was comprised of (a) $12.0 million of income tax provision in respect of pre-tax earnings of $26.6 million, (b) $5.2 million of income tax provision related to a valuation allowance recorded to reduce net deferred tax assets related to net operating losses and other temporary differences with respect to the Canadian construction and facilities services segment, since there is uncertainty as to the availability of sufficient taxable income in the future to realize the benefit of such deferred tax assets and (c) the offset of such income tax provisions by a $22.7 million income tax benefit for income tax reserves no longer required based on a current analysis of probable exposures. For the nine months ended September 30, 2005, the income tax provision was $0.1 million, including the impact of items (b) and (c) above, compared to an income tax

EMCOR Group, Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE G Income Taxes - (continued)

benefit of $7.3 million for the nine months ended September 30, 2004. The results for the nine months ended September 30, 2004 included a reversal of $22.1 million ($9.6 million and $12.5 million in the first and third quarters of 2004, respectively) in income tax reserves no longer required, partially offset by $8.2 million of income tax provision recorded in the third quarter of 2004 related to a valuation allowance recorded to reduce net deferred tax assets related to net operating losses and other temporary differences of the United Kingdom construction and facilities services segment due to uncertainty concerning that segment's future taxable income. The provisions on income before income taxes for the three and nine months ended September 30, 2005 were recorded at an effective income tax rate of approximately 45% and 42%, respectively; and the income before income taxes for the three and nine months ended September 30, 2004 was recorded at an effective income tax rate of approximately 42%. The higher effective income tax rate in the third quarter of 2005 reflects an adjustment to the annual effective income tax rate for losses incurred by the Canadian construction and facilities services segment for which no income tax benefit was recognized. Offsetting the impact of the Canadian segment losses in the current year was a decrease in the effective income tax rate due to increased income anticipated in certain lower effective tax rate jurisdictions.

NOTE H Legal Proceedings

See Part II - Other Information, Item 1 - Legal Proceedings.

NOTE I New Accounting Pronouncement

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

As permitted by Statement 123, EMCOR currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have an impact on EMCOR's results of operations, although it will have no impact on EMCOR's overall financial position. EMCOR is currently evaluating the impact that adoption of Statement 123(R) will have on the results of operations in 2006. The impact of the standard on future operating results cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Statement 123(R) requires the benefits of tax deductions in excess of recognized compensation cost to be reported as an element of financing cash flow, rather than as an element of operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While EMCOR cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts of operating cash flow recognized in prior periods for such excess tax deductions was not material.

NOTE J Subsequent Event

Effective October 17, 2005, EMCOR terminated its $350.0 million revolving credit agreement (the "Old Revolving Credit Facility") that was due to expire September 26, 2007 and replaced it with an amended and restated $350.0 million revolving credit agreement (the "2005 Revolving Credit Facility") expiring October 17, 2010. In addition to extending the maturity date of the revolving credit facility, the new agreement permits, under certain circumstances, an increase in the maximum available credit under the agreement to $500.0 million. EMCOR may utilize up to $125.0 million of the borrowing capacity under the 2005 Revolving Credit Facility for letters of credit, which amount compares to $75.0 million under the Old Revolving Credit Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EMCOR is one of the largest mechanical and electrical construction and facilities services firms in the United States, Canada, the United Kingdom and in the world. EMCOR provides services to a broad range of commercial, industrial, utility, and institutional customers through approximately 70 principal operating subsidiaries and joint venture entities. EMCOR has offices in 42 states and the District of Columbia in the United States, eight provinces in Canada and 12 primary locations in the United Kingdom. In the United Arab Emirates, EMCOR carries on business through two joint ventures.

Overview

Operating income for the three months ended September 30, 2005 was $29.4 million, an increase of $8.5 million, or 40.6%, compared to operating income of $20.9 million for the three months ended September 30, 2004 on revenues of approximately $1.2 billion in both periods. Operating income for the nine months ended September 30, 2005 was $49.9 million, which represents a $28.9 million, or 137.8%, increase compared to $21.0 million of operating income reported for the nine month 2004 period. EMCOR's United States mechanical construction and facilities services, United States facilities services and United Kingdom construction and facilities services operating segments reported increased operating income as a percentage of revenues ("operating margin") for both the three and nine month periods of 2005 compared to 2004, while the Canada construction and facilities services segment reported an operating loss for the three and nine month periods of 2005, and the United States electrical construction and facilities services segment reported consistent operating margins for the 2005 three and nine month periods compared to the same periods in 2004.

Net income was positively impacted by tax adjustments of $17.5 million for the three and nine months ended September 30, 2005 compared to $4.3 million and $13.9 million for the corresponding three and nine month 2004 periods, respectively. Net cash provided by operating activities was $96.8 million for the nine months ended September 30, 2005, a $63.7 million improvement over the 2004 nine month period. Primarily as a result of the improvement in net cash provided by operating activities, EMCOR reduced its borrowings under a working capital credit line to zero and increased its cash and cash equivalents by $8.9 million to $68.0 million at September 30, 2005.

On September 30, 2005, EMCOR disposed of a subsidiary in EMCOR's United States facilities services segment. Results of operations for all prior periods reflect discontinued operations accounting. Included in the results of discontinued operations for the three and nine months ended September 30, 2005 is a loss on disposal of $1.0 million net of income tax by reason of the sale of the subsidiary. EMCOR will not have any future involvement with the subsidiary.

Revenues increased by $3.4 million in the three months ended September 30, 2005 compared to the same period in 2004 principally due to increased discretionary project work, partially offset by planned curtailment in the bidding on certain public sector and other longer-term contracts by certain subsidiaries. Revenues decreased by $17.7 million for the nine months ended September 30, 2005 compared to the same period in 2004 principally due to a planned curtailment in certain bidding as discussed above. This revenues decrease was partially offset by increased discretionary project work particularly during the third quarter.

Net income and diluted earnings per share for the three months ended September 30, 2005 improved compared to the same period in 2004 due to generally improved contract performance on United States and United Kingdom construction contracts, the greater availability of generally higher margin discretionary project work in the United States and United Kingdom and favorable income tax adjustments of $17.5 million. Net income and diluted earnings per share for the first nine months of 2005 were positively impacted by (a) generally improved contract performance on United States and United Kingdom construction contracts, (b) the settlement of an insurance coverage related dispute which contributed approximately $5.6 million to operating income in the first quarter, (c) greater availability of generally higher margin discretionary project work in the United States and United Kingdom and d) favorable income tax adjustments of $17.5 million. The results for the three and nine month periods ended September 30, 2005 included a reversal of $22.7 million in income tax reserves no longer required, partially offset by a $5.2 million of income tax provision related to a valuation allowance recorded to reduce net deferred tax assets related to net operating losses and other temporary differences of the Canada construction and facilities services segment since there is uncertainty as to whether that segment will have sufficient taxable income in the future to realize the benefit of such deferred tax assets. The results for the nine months ended September 30, 2004 also included a reversal of $22.1 million ($9.6 million and $12.5 million in the first and third quarters of 2004, respectively) in income tax reserves no longer required, partially offset by $8.2 million of income tax provision recorded in the third quarter of 2004 related to a valuation allowance recorded to reduce net deferred tax assets related to net operating losses and other temporary differences in the United Kingdom construction and facilities services segment due to uncertainty whether that segment will have sufficient taxable income in the future. Results for the nine month period ended September 30, 2005 were negatively impacted by (a) non-cash expenses of $11.7 million ($8.7 million and $3.0 million of expense was recorded during the first and second quarters of 2005, respectively) as a result of proceedings in a civil action described in the following paragraph brought against the Upper Occoquan Sewage Authority by a joint venture consisting of an EMCOR subsidiary and an unrelated company and (b) poor contract performance in the Canada construction and facilities services segment.

A civil action (the "UOSA Action") was brought by a joint venture (the "JV") between EMCOR's subsidiary Poole & Kent Corporation ("Poole & Kent") and an unrelated company in the Fairfax, Virginia Circuit Court based on a material breach by the Upper Occoquan Sewage Authority ("UOSA") of a construction contract between the JV and UOSA. As a result of a jury decision on March 11, 2005 and a subsequent ruling on June 27, 2005 of the trial judge in the action, it was determined that the JV is entitled to be paid approximately $17.0 million in connection with the UOSA project in addition to the amounts it has already received from UOSA. However, inasmuch as the jury decision and the trial judge's subsequent ruling did not reflect the amount the JV sought in the trial, EMCOR recorded a non-cash expense of approximately $8.7 million during the first quarter of 2005 following the jury decision on March 11, 2005 and an additional non-cash expense of approximately $3.0 million during the second quarter of 2005 following the trial judge's ruling on June 27, 2005. These non-cash expenses reflected a write-off of unrecovered costs of Poole & Kent in completing certain work related to this project based on what EMCOR believes is probable of recovery by the JV based on current facts. (The unrecoverable costs were included in the balance sheet account "costs and estimated earnings in excess of billings on uncompleted contracts" in EMCOR's consolidated balance sheet as of December 31, 2004.) The JV has asserted additional claims against UOSA relating to the same project which are also pending in the Fairfax, Virginia Circuit Court and which could result in another trial between the JV and UOSA to be held at a date not yet determined and in which the JV would seek damages in excess of $18.0 million. Upon the resolution of the additional claims referred to in the immediately preceding sentence, EMCOR may record income or additional non-cash expense. In accordance with the joint venture agreement establishing the JV, Poole & Kent is entitled to approximately one-half of the aggregate amounts paid and to be paid by UOSA to the JV. The JV and UOSA are each seeking to have the determinations in the trial court reversed on appeal to the Virginia Supreme Court. However, there is no assurance that the Virginia Supreme Court will hear the appeals or, if the appeals are heard, that they will be resolved in favor of the JV.

The 2005 and 2004 results were also positively affected by the implementation, beginning in 2004, of significant strategic decisions and management changes initiated by EMCOR Group, Inc. senior management. These actions included the curtailment of bidding for certain public sector work, replacement of senior management at certain business units and addressed selling, general and administrative expenses in all segments. Related to these actions were $0.3 million and $0.6 million of restructuring expenses in the three months ended
September 30, 2005 and 2004, respectively, and restructuring expenses for the nine months ended September 30, 2005 and 2004 of $1.7 million and $5.9 million, respectively. The restructuring expenses were primarily related to employee severance obligations.

Management believes it has positioned EMCOR to benefit from the strategic decisions and management changes initiated in 2004. However, there is no assurance that there will be significantly improved future results if economic conditions do not continue to improve and competitive pressures do not continue to ease with respect to the availability of the more profitable private sector work that EMCOR performs.

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

Results of Operations

All periods presented reflect discontinued operations accounting due to the sale of a subsidiary in 2005.

The results presented reflect certain reclassifications of prior period amounts to conform to current year presentation.

Revenues

The following table presents EMCOR's operating segment revenues from unrelated entities and their respective percentage of total revenues (in thousands, except for percentages):

                                                                        For the three months ended September 30,
                                                                  ---------------------------------------------------
                                                                                     % of                        % of
                                                                      2005          Total         2004          Total
                                                                      ----          -----         ----          -----
Revenues:
 United States electrical construction and facilities services    $  306,413         25%      $  330,522         27%
 United States mechanical construction and facilities services       441,705         36%         463,921         38%
 United States facilities services                                   191,606         16%         177,432         15%
                                                                  ----------                  ----------
 Total United States operations                                      939,724         77%         971,875         80%
 Canada construction and facilities services                         110,418          9%          66,320          6%
 United Kingdom construction and facilities services                 165,273         14%         173,787         14%
 Other international construction and facilities services                 --         --               --         --
                                                                  ----------                  ----------
 Total worldwide operations                                       $1,215,415        100%      $1,211,982        100%
                                                                  ==========                  ==========

                                                                        For the nine months ended September 30,
                                                                  ---------------------------------------------------
                                                                                     % of                        % of
                                                                      2005          Total         2004          Total
                                                                      ----          -----         ----          -----
Revenues:
 United States electrical construction and facilities services    $  882,422         25%      $  908,670         26%
 United States mechanical construction and facilities services     1,280,908         37%       1,355,660         39%
 United States facilities services                                   549,399         16%         515,059         15%
                                                                  ----------                  ----------
 Total United States operations                                    2,712,729         78%       2,779,389         80%
 Canada construction and facilities services                         260,893          8%         207,444          6%
 United Kingdom construction and facilities services                 503,039         14%         507,553         14%
 Other international construction and facilities services                 --         --               --         --
                                                                  ----------                  ----------
 Total worldwide operations                                       $3,476,661        100%      $3,494,386        100%
                                                                  ==========                  ==========


As described below in more detail, revenues for the three months ended September 30, 2005 increased by $3.4 million compared to the three months ended September 30, 2004. For the nine months ended September 30, 2005, revenues decreased by $17.7 million to $3.48 billion compared to $3.49 billion for the nine months ended September 30, 2004. Revenues increased in the three months ended September 30, 2005 compared to the same period in 2004 principally due to increased discretionary project work partially offset by planned curtailment of bidding on certain public sector and other longer-term contracts by certain subsidiaries. Revenues decreased in the nine months ended September 30, 2005 compared to the same period in 2004 principally due to a planned curtailment of certain bidding as discussed above. This revenues decrease was partially offset by increased discretionary project work, particularly during the third quarter.

EMCOR's contract backlog at September 30, 2005 was $2.75 billion compared to $2.96 billion of contract backlog at September 30, 2004. At December 31, 2004, EMCOR's contract backlog was $2.75 billion. The decrease in backlog compared to September 30, 2004 was primarily due to completion of certain contracts included in the September 30, 2004 backlog, as well as the curtailment of bidding for certain public sector and other longer-term contracts at certain subsidiaries. This reduction in backlog has been partially offset by an increase in smaller shorter term discretionary project work. A portion of the increase in such work was not included in backlog due to its shorter duration (i.e. work started and completed in less than a three month period). Backlog is not a term recognized under accounting principles generally accepted in the United States; however, it is a common measurement used in EMCOR's industry. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of facilities services contracts. However, if the remaining term of a facilities services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only 12 months of revenues.

Revenues of United States electrical construction and facilities services segment for the three months ended September 30, 2005 decreased $24.1 million compared to the three months ended September 30, 2004. This segment's revenues for the nine months ended September 30, 2005 decreased $26.2 million compared to the nine months ended September 30, 2004. The changes in revenues were primarily attributable to decreased transportation infrastructure construction work and construction work for financial services firms, partially offset by increased commercial construction and discretionary project work.

Revenues of United States mechanical construction and facilities services segment for the three and nine months ended September 30, 2005 decreased $22.2 million and $74.8 million compared to the three and nine months ended September 30, 2004, respectively. The revenues decreases for the three and nine month periods were primarily attributable to a planned decrease in activities of certain subsidiaries related to the curtailment of their bidding on certain public sector and other longer-term projects, partially offset by increased wastewater treatment and hospitality projects undertaken by certain subsidiaries and increased discretionary project work. The increase in discretionary project work was partially attributable to seasonably warm weather conditions compared to unseasonably cool weather conditions in the 2004 comparable periods.

United States facilities services revenues, which include those operations that principally provide consulting and maintenance services, increased $14.2 million and $34.3 million for the three and nine months ended September 30, 2005, respectively, compared to the three and nine months ended September 30, 2004, respectively. These increases were primarily attributable to increases in mobile services revenues which increases were partially attributable to seasonably warm weather conditions compared to unseasonably cool weather conditions in the 2004 periods and to increases in site based operations.

Revenues of Canada construction and facilities services increased by $44.1 million and $53.4 million for the three and nine months ended September 30, 2005, respectively, compared to the three and nine months ended September 30, 2004. These increases in revenues for the three and nine month periods were due to increased discretionary project work at manufacturing facilities and to increased construction work at hospitals and to increased power transmission line work. The revenues increases also reflected increases of $8.5 million and $20.4 million for the three and nine month periods, respectively, related to the change in the rate of exchange for Canadian dollars to United States dollars due to the strengthening of the Canadian dollar.

United Kingdom construction and facilities services revenues decreased $8.5 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004, principally due to decreased construction work resulting from a planned reduction in the type of construction work bid and a $3.0 million decrease related to the rate of exchange for British pounds to United States dollars due to the weakening of the British pound, partially offset by increased discretionary project work. Revenues for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, decreased $4.5 million due to decreased construction work resulting from a planned reduction in the type of construction work bid, which was partially offset by a $4.0 million increase related to the impact of the rate of exchange due to the strengthening of the British pound.

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

Cost of sales and Gross profit

The following table presents EMCOR's cost of sales, gross profit, and gross profit as a percentage of revenues (in thousands, except for percentages):


                                            For the three months ended
                                                    September 30,
                                            --------------------------
                                                2005          2004
                                                ----          ----
Cost of sales                                $1,084,002    $1,096,628
Gross profit                                    131,413       115,354
Gross profit, as a percentage of revenues          10.8%          9.5%

                                             For the nine months ended
                                                    September 30,
                                             -------------------------
                                                2005          2004
                                                ----          ----
Cost of sales                                $3,133,341    $3,178,160
Gross profit                                    343,320       316,226
Gross profit, as a percentage of revenues           9.9%          9.0%

Gross profit (revenues less cost of sales) increased $16.1 million and $27.1 million for the three and nine months ended September 30, 2005, respectively, compared to the three and nine months ended September 30, 2004. Gross profit as a percentage of revenues was 10.8% and 9.9% for the three and nine months ended September 30, 2005, respectively, compared to 9.5% and 9.0% for the three and nine months ended September 30, 2004, respectively. The increase in gross profit for the three months ended September 30, 2005 was primarily attributable to improvements in United States and United Kingdom construction contract performance compared to the prior year period and greater availability of generally higher margin discretionary project work (including mobile services work). For the nine months ended September 30, 2005, gross profit improvement was due to improvements in United States and United Kingdom construction contract performance and greater availability of generally higher margin discretionary project work and, and in respect of the quarter ended March 31, 2005, the favorable settlement of an insurance coverage related dispute of approximately $5.6 million. These improvements were partially offset by the results of the UOSA Action which resulted in $11.7 million of non-cash expenses during the first nine months of 2005.

Selling, general and administrative expenses

The following table presents EMCOR's selling, general and administrative expenses, and selling, general and administrative expenses as a percentage of revenues (in thousands, except for percentages):

                                             For the three months ended
                                                    September 30,
                                             --------------------------
                                                  2005          2004
                                                  ----          ----
Selling, general and administrative expenses   $101,708      $ 96,630
Selling, general and administrative expenses,
  as a percentage of revenues                       8.4%          8.0%

                                             For the nine months ended
                                                    September 30,
                                             -------------------------
                                                  2005          2004
                                                  ----          ----
Selling, general and administrative expenses   $291,660      $292,133
Selling, general and administrative expenses,
  as a percentage of revenues                       8.4%          8.4%


Selling, general and administrative expenses for the three months ended September 30, 2005 increased $5.1 million to $101.7 million compared to $96.6 million for the three months ended September 30, 2004. Selling, general and administrative expenses as a percentage of revenues were 8.4% for the three months ended September 30, 2005 compared to 8.0% for the three months ended September 30, 2004. For the nine months ended September 30, 2005, selling, general and administrative expenses decreased to $291.7 million and 8.4% as a percentage of revenues compared to $292.1 million and 8.4% as a percentage of revenues for the nine months ended September 30, 2004. Selling, general and administrative expenses were primarily impacted by increased incentive compensation expense due to the Company's improved profitability, mostly offset by cost reductions resulting from restructuring activities as described below.

Restructuring expenses

Restructuring expenses, primarily relating to employee severance obligations, were $0.3 million for the three months ended September 30, 2005 compared to $0.6 million for the three months ended September 30, 2004. Restructuring expenses for the nine months ended September 30, 2005 and 2004 were $1.7 million and $5.9 million, respectively. As of September 30, 2005, there was approximately $0.2 million of unpaid restructuring obligations which will be paid during the current year.

Operating income

The following table presents EMCOR's operating income, and operating income as a percentage of segment revenues from unrelated entities (in thousands, except for percentages):

                                                                                For the three months ended September 30,
                                                                         -----------------------------------------------
                                                                                      % of                  % of
                                                                                     Segment               Segment
                                                                          2005       Revenues     2004     Revenues
                                                                          ----       --------     ----     --------
Operating income (loss):
 United States electrical construction and facilities services           $ 21,335       7.0%     $24,316      7.4%
 United States mechanical construction and facilities services             11,726       2.7%      (1,571)    (0.3)%
 United States facilities services                                          7,785       4.1%       6,279      3.5%
                                                                         --------                -------
 Total United States operations                                            40,846       4.3%      29,024      3.0%
 Canada construction and facilities services                               (3,020)     (2.7)%     (1,695)    (2.6)%
 United Kingdom construction and facilities services                        2,725       1.6%       1,220      0.7%
 Other international construction and facilities services                      24                    (63)
 Corporate administration                                                 (10,870)                (9,762)
 Restructuring expenses                                                      (256)                  (617)
 Gain on sale of assets                                                        --                  2,839
                                                                         --------                -------
 Total worldwide operations                                                29,449       2.4 %     20,946      1.7%

Other corporate items:
 Interest expense                                                          (2,049)                (2,609)
 Interest income                                                              691                    477
 Gain on sale of equity investment                                             --                  1,844
 Minority interest                                                         (1,514)                  (671)
                                                                         --------                -------
 Income from continuing operations before income taxes                   $ 26,577                $19,987
                                                                         ========                =======

                                                                                For the nine months ended September 30,
                                                                         ----------------------------------------------
                                                                                       % of                  % of
                                                                                      Segment               Segment
                                                                          2005        Revenues     2004     Revenues
                                                                          ----        --------     ----     --------
Operating income (loss):
 United States electrical construction and facilities services           $ 49,383       5.6%    $ 50,421      5.5%
 United States mechanical construction and facilities services             13,434       1.0%      (6,251)    (0.5)%
 United States facilities services                                         19,677       3.6%       9,312      1.8%
                                                                         --------               --------
 Total United States operations                                            82,494       3.0%      53,482      1.9%
 Canada construction and facilities services                               (5,271)     (2.0)%     (2,328)    (1.1)%
 United Kingdom construction and facilities services                        4,617       0.9%      (1,370)    (0.3)%
 Other international construction and facilities services                     (14)                   151
 Corporate administration                                                 (30,166)               (25,842)
 Restructuring expenses                                                    (1,728)                (5,936)
 Gain on sale of assets                                                        --                  2,839
                                                                         --------               --------
 Total worldwide operations                                                49,932       1.4%      20,996      0.6%

Other corporate items:
 Interest expense                                                          (6,615)                (6,453)
 Interest income                                                            1,980                    903
 Gain on sale of equity investment                                             --                  1,844
 Minority interest                                                         (3,366)                (1,590)
                                                                         --------               --------
 Income from continuing operations before income taxes                   $ 41,931               $ 15,700
                                                                         ========               ========

As described below in more detail, operating income increased by $8.5 million for the three months ended September 30, 2005 to $29.4 million compared to operating income of $20.9 million for the three months ended September 30, 2004. Operating income increased by $28.9 million for the nine months ended September 30, 2005 to $49.9 million compared to operating income of $21.0 million for the nine months ended September 30, 2004.

United States electrical construction and facilities services operating income of $21.3 million for the three months ended September 30, 2005 decreased $3.0 million compared to operating income of $24.3 million for the three months ended September 30, 2004. United States electrical construction and facilities services operating income of $49.4 million for the nine months ended September 30, 2005 decreased $1.0 million compared to operating income of $50.4 million for the nine months ended September 30, 2004. The decreases in operating income were primarily the result of increased commercial construction and discretionary project work partially offset by reduced transportation infrastructure and financial services projects in the three months ended September 30, 2005. Operating income for the nine months ended September 30, 2005 includes approximately $4.5 million of income resulting from the settlement of the insurance coverage-related dispute referred to earlier. Selling, general and administrative expenses decreased for both the three and nine month periods when compared to the comparable periods in the prior year primarily due to a reduction in personnel and a reduction in incentive compensation expense related to the decrease in transportation infrastructure and financial services work.

United States mechanical construction and facilities services operating income for the three months ended September 30, 2005 was $11.7 million, a $13.3 million improvement, when compared to an operating loss of $1.6 million for the three months ended September 30, 2004. United States mechanical construction and facilities services operating income for the nine months ended September 30, 2005 was $13.4 million, a $19.7 million improvement when compared to an operating loss of $6.3 million for the nine months ended September 30, 2004. The operating income for the nine months ended September 30, 2005 reflects an approximately $11.7 million reduction in gross profit as a result of the write-off of unrecovered costs related to the UOSA Action. Notwithstanding the impact of the UOSA Action, this segment had generally improved results in the three and nine month periods ended September 30, 2005 as a consequence of (a) improved construction contract performance when compared to construction contract performance in the comparable 2004 periods and (b) increased discretionary project work which was partially attributable to seasonably warm weather conditions compared to seasonally cool weather conditions in the 2004 periods. In addition, the operating income for the nine months ended September 30, 2005 includes approximately $1.1 million of income resulting from the settlement of the insurance coverage related dispute referred to earlier. The improvement in contract performance was partially attributable to planned curtailment of bidding on certain public sector and other longer-term contracts of certain subsidiaries, which work had generally been less profitable than private sector work currently being performed. Increased selling, general and administrative expenses related to increased incentive compensation expense due to the segment's improved profitability was partially offset by personnel reductions and other cost reduction activities during 2004 and 2005, which reductions also contributed to the improvement in operating income for both the three and nine month periods.

Operating income of the United States facilities services segment for the three months ended September 30, 2005 and 2004 was $7.8 million and $6.3 million, respectively. Operating income for the nine months ended September 30, 2005 and 2004 was $19.7 million and $9.3 million, respectively. During the three and nine months ended September 30, 2005, operating income improved primarily due to improved gross margins on increased revenues, which for mobile services was partially related to seasonably warm weather conditions compared to unseasonable weather conditions in the 2004 periods, and decreased selling, general and administrative expenses for the nine months ended September 30, 2005 related to a reduction in personnel compared to the prior year periods. In addition, approximately $2.3 million of losses were recorded during the first quarter of 2004 on certain construction projects, outside the normal facilities services operations of this segment, which were contracted for by subsidiaries in this segment prior to their acquisition by EMCOR.

Canada construction and facilities services operating loss was $3.0 million for the three months ended September 30, 2005, compared to an operating loss of $1.7 million for the three months ended September 30, 2004. Canada construction and facilities services had operating losses of $5.3 million and $2.3 million in each of the nine month periods ended September 30, 2005 and September 30, 2004, respectively. The increases in operating losses were attributable to poor contract performance in the current year periods compared to the prior year. The 2005 losses were primarily associated with a large power transmission project and certain legal expenses.

United Kingdom construction and facilities services operating income for the three months ended September 30, 2005 was $2.7 million compared to operating income of $1.2 million for the three months ended September 30, 2004. Operating income was $4.6 million for the nine months ended September 30, 2005 compared to an operating loss of $1.4 million for the nine months ended September 30, 2004. This improvement in operating income compared to the comparable prior year periods was primarily attributable to improved performance on construction contracts and to a reduction in selling, general and administrative expenses related to a reorganization of the United Kingdom operations.

Other international construction and facilities services operating income was $0.02 million for the three months ended September 30, 2005 compared to an operating loss of $0.06 million for the three months ended September 30, 2004. This segment incurred an operating loss of $0.01 million for the nine months ended September 30, 2005 compared to operating income of $0.2 million for the nine months ended September 30, 2004. EMCOR continues to pursue new business selectively in the Middle Eastern and European markets; however, the availability of opportunities there has been significantly reduced as a result of local economic factors, particularly in the Middle East.

Corporate administration expense for the three months ended September 30, 2005 was $10.9 million compared to $9.8 million for the three months ended September 30, 2004. Corporate administration expense for the nine months ended September 30, 2005 was $30.2 million compared to $25.8 million for the nine months ended September 30, 2004. The increases in expenses for the three and nine month periods ended September 30, 2005 compared to the same periods ended September 30, 2004 in expenses were primarily due to increased audit fees and other costs of complying with the provisions of Section 404 of the Sarbanes - Oxley Act of 2002 and the absence of a non-recurring benefit attributable to expense reimbursement that occurred in the first quarter of 2004.

Restructuring expenses, primarily relating to employee severance obligations, were $0.3 million for the three months ended September 30, 2005 compared to $0.6 million for the three months ended September 30, 2004. Restructuring expenses for the nine months ended September 30, 2005 and 2004 were $1.7 million and $5.9 million, respectively.

Interest expense for the three months ended September 30, 2005 and 2004 was $2.0 million and $2.6 million, respectively. Interest expense for the nine months ended September 30, 2005 and 2004 was $6.6 million and $6.5 million, respectively. The decrease for the three month period in interest expense was primarily due to reduced borrowings under EMCOR's revolving credit facility. Interest income for the three months ended September 30, 2005 and 2004 was $0.7 million and $0.5 million, respectively. For the nine months ending September 30, 2005 and 2004, interest income was $2.0 million and $0.9 million, respectively. These increases were related to increased cash available for investment in the United Kingdom at interest rates greater than the net cost of borrowing under EMCOR's revolving credit facility.

For the three months ended September 30, 2005, the income tax benefit was $5.5 million compared to a $4.1 million income tax provision for the three months ended September 30, 2004. The income tax benefit for the current three month period was comprised of (a) $12.0 million of income tax provision in respect of pre-tax earnings of $26.6 million, (b) $5.2 million of income tax provision related to a valuation allowance recorded to reduce net deferred tax assets related to net operating losses and other temporary differences with respect to the Canadian construction and facilities services segment, since there is uncertainty as to the availability of sufficient taxable income in the future to realize the benefit of such deferred tax assets and (c) the offset of such income tax provisions by a $22.7 million income tax benefit for income tax reserves no longer required based on a current analysis of probable exposures. For the nine months ended September 30, 2005, the income tax provision was $0.1 million, compared to an income tax benefit of $7.3 million for the nine months ended September 30, 2004. The results for the nine months ended September 30, 2004 included a reversal of $22.1 million ($9.6 million and $12.5 million in the first and third quarters of 2004, respectively) in income tax reserves no longer required, partially offset by $8.2 million of income tax provision recorded in the third quarter of 2004 related to a valuation allowance recorded to reduce net deferred tax assets related to net operating losses and other temporary differences of the United Kingdom construction and facilities services segment due to uncertainty concerning that segment's future taxable income. The provisions on income before income taxes for the three and nine months ended September 30, 2005 were recorded at an effective income tax rate of approximately 45% and 42%, respectively; and the income before income taxes for the three and nine months ended September 30, 2004 was recorded at an effective income tax rate of approximately 42%. The higher effective income tax rate in the third quarter of 2005 reflects an adjustment to the annual effective income tax rate for losses incurred by the Canadian construction and facilities services segment for which no income tax benefit was recognized. Offsetting the impact of the Canadian segment losses in the current year was a decrease in the effective income tax rate due to increased income anticipated in certain lower effective tax rate jurisdictions.

On September 30, 2005, EMCOR disposed of a subsidiary in its United States facilities services segment. The results of operations for all periods presented reflect discontinued operations accounting. Included in the results of discontinued operations for the three and nine months ended September 30, 2005 is a loss on disposal of $1.0 million net of income tax by reason of the sale of the subsidiary. EMCOR will not have any future involvement with the subsidiary.

Liquidity and Capital Resources

The following table presents EMCOR's net cash provided by operating activities, investing activities and financing activities (in thousands):

                                                    For the nine months ended
                                                           September 30,
                                                    -------------------------
                                                     2005             2004
                                                     ----             ----
Net cash provided by operating activities         $ 96,762          $ 33,058
Net cash used in investing activities             $(11,419)         $ (1,899)
Net cash used in financing activities             $(76,453)         $(11,164)

EMCOR's consolidated cash balance increased by approximately $8.9 million from $59.1 million at December 31, 2004 to $68.0 million at September 30, 2005. The $63.7 million improvement in net cash provided by operating activities for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, was primarily due to an improvement in EMCOR's working capital position of $58.2 million primarily as a result of an improvement in the billings and collection cycle and an increase in net income of $18.1 million. Net cash used in investing activities of $11.4 million in the first nine months of 2005 increased $9.5 million, when compared to $1.9 million in the same period in the prior year primarily due to the $3.0 million of proceeds from the sale of a discontinued operation in the 2005 period compared to the $10.1 million of proceeds from the sale of assets and equity investment in the 2004 period. Net cash used in financing activities in the first nine months of 2005 increased $65.3 million compared to the same period of 2004 and was primarily a result of net repayments under the working capital credit line in 2005 of $80.0 million compared to $12.1 million in 2004.

                                                                    Payments Due by Period
                                                        -------------------------------------------
                                                                   Less
                  Contractual                                      than     1-3      4-5     After
                  Obligations                            Total    1 year   years    years   5 years
-----------------------------------------------          -----    ------   -----    -----   -------
Other long-term debt                                    $  0.4   $  0.1   $  0.2   $ 0.1      $  --
Capital lease obligations                                  1.8      0.9      0.8     0.1         --
Operating leases                                         150.1     36.8     54.9    30.1       28.3
Minimum funding requirements for pension plan              7.0      7.0       --      --         --
Open purchase obligations (1)                            615.5    497.9    107.1    10.5         --
Other long-term obligations (2)                           89.5      3.7     85.8      --         --
                                                        ------   ------   ------   -----      -----
Total Contractual Obligations                           $864.3   $546.4   $248.8   $40.8      $28.3
                                                        ======   ======   ======   =====      =====

                                                         Amount of Commitment Expiration by Period
                                                       --------------------------------------------
                                                         Total     Less
                  Other Commercial                      Amounts    than     1-3     4-5      After
                    Commitments                        Committed  1 year   years   years    5 years
-----------------------------------------------        ---------  ------   -----   -----    -------
Revolving credit facility (3)                            $  --     $--     $  --    $--       $  --
Letters of credit (4)                                     55.6      --      55.6     --          --
Guarantees                                                25.0      --        --     --        25.0
                                                         -----     ---     -----    ---       -----
Total Commercial Obligations                             $80.6     $--     $55.6    $--       $25.0
                                                         =====     ===     =====    ===       =====

(1) Represents open purchase orders for material and subcontracting costs related to the Company's construction and service contracts. These purchase orders are not reflected in EMCOR's consolidated balance sheet and should not impact future cash flows as amounts will be recovered through customer billings.
(2) Represents primarily insurance related liabilities, classified as other long-term liabilities in EMCOR's consolidated balance sheets. Cash payments for insurance related liabilities may be payable beyond three years, but it is not practical to estimate.
(3) EMCOR classifies these borrowings as short-term on its consolidated balance sheet because of EMCOR's intent and ability to repay the amounts on a short-term basis. As of September 30, 2005, there were no borrowings outstanding.
(4) As of September 30, 2005, the letters of credit under the Old Revolving Credit Facility would have expired in two years. The letters of credit continuing under the 2005 Revolving Credit Facility will expire in October 2010.

EMCOR's revolving credit agreement (the "Old Revolving Credit Facility") made as of September 26, 2002, as amended, provided for a credit facility of $350.0 million. As of September 30, 2005 and December 31, 2004, EMCOR had approximately $55.6 million and $54.3 million of letters of credit outstanding, respectively, under the Old Revolving Credit Facility. There were no borrowings under the Old Revolving Credit Facility as of September 30, 2005, and there were $80.0 million of borrowings as of December 31, 2004. Effective October 17, 2005, EMCOR terminated the Old Revolving Credit Facility that was due to expire September 26, 2007 and replaced it with an amended and restated $350.0 million revolving credit facility (the "2005 Revolving Credit Facility"). The 2005 Revolving Credit Facility expires on October 17, 2010. It also permits the Company to increase in its borrowing to $500.0 million if additional lenders are identified and/or existing lenders are willing to increase their current commitments. EMCOR may allocate up to $125.0 million of the borrowing capacity of the 2005 Revolving Credit Facility to letters of credit, which amount compares to $75.0 million under the previous Revolving Credit Facility.


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

The terms of EMCOR's construction contracts frequently require that it obtain from surety companies ("Surety Companies") and provide to EMCOR customers payment and performance bonds ("Surety Bonds") as a condition to the award of such contracts. The Surety Bonds secure EMCOR's payment and performance obligations under such contracts, and EMCOR has agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on EMCOR's behalf. In addition, at the request of labor unions representing EMCOR employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, EMCOR bonding requirements typically increase as the amount of public sector work increases. As of September 30, 2005, Surety Companies had issued Surety Bonds for the account of EMCOR in the aggregate amount of approximately $1.5 billion. The Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond. The largest single Surety Bond outstanding for EMCOR's account is approximately $170.0 million.

In recent periods there has been a reduction in the aggregate bond issuance capacity of Surety Companies due to industry consolidations and significant losses of Surety Companies as a result of providing Surety Bonds to construction companies as well as companies in other industries. Consequently, the availability of Surety Bonds has become more limited and the terms upon which Surety Bonds are available have become more restrictive. EMCOR had been notified earlier in 2005 by one of its Surety Companies, which provides approximately 20% of EMCOR's Surety Bonds, that it (the "Terminating Surety") would be terminating its Surety Bond business. EMCOR has entered into an arrangement with another
Surety Company in August 2005 to provide it with the level of Surety Bonds previously provided by the Terminating Surety. If EMCOR experiences other changes in its bonding relationships or if there are further changes in the surety industry, it may seek to satisfy certain customer requests for Surety Bonds by posting other forms of collateral in lieu of Surety Bonds such as letters of credit or guarantees by EMCOR Group, Inc., by seeking to convince customers to forego the requirement of a Surety Bond, or by increasing EMCOR's activities in business segments that rarely require Surety Bonds such as the facilities services segment, and/or by refraining from bidding for certain projects that require Surety Bonds. There can be no assurance that EMCOR will be able to effectuate alternatives to providing Surety Bonds to its customers or to obtain, on favorable terms, sufficient additional work that does not require Surety Bonds to replace projects requiring Surety Bonds that EMCOR may decline to pursue. Accordingly, if EMCOR were to experience a reduction in the availability to it of Surety Bonds, it could experience a reduction in revenues and a deterioration in operating results.

EMCOR does not have any other material financial guarantees or off-balance sheet arrangements other than those disclosed herein.

The primary source of liquidity for EMCOR has typically been, and is expected to continue to be, cash generated by operating activities. EMCOR also maintains the 2005 Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient, or to enable EMCOR to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. EMCOR may also increase liquidity through an equity offering or other debt instruments. Short-term changes in macroeconomic trends may have an effect, positively or negatively, on liquidity. In addition to managing borrowings, EMCOR's focus on the facilities services market is intended to provide an additional buffer against economic downturns, as the facilities services market is characterized by annual and multi-year contracts that provide a more predictable stream of cash flows than the construction market. Short-term liquidity is also impacted by the type and length of construction contracts in place. During economic downturns, such as the 2001 through 2004 period for the commercial construction industry, there were typically fewer small and discretionary projects from the private sector and companies such as EMCOR more aggressively bid more large long-term infrastructure and public sector contracts. Performance of long term contracts typically requires working capital until initial billing milestones are achieved. While EMCOR strives to maintain a net over-billed position with its customers, there can be no assurance that a net over-billed position can be maintained. EMCOR's net over-billings, defined as the balance sheet accounts billings in excess of costs and estimated earnings on uncompleted contracts less cost and estimated earnings in excess of billings on uncompleted contracts, was $187.7 million and $119.0 million as of September 30, 2005 and December 31, 2004, respectively.

Long-term liquidity requirements can be expected to be met through cash generated from operating activities, the 2005 Revolving Credit Facility, and the sale of various secured or unsecured debt and/or equity interests in the public and private markets. Based upon EMCOR's current credit ratings and financial position, EMCOR can reasonably expect to be able to issue long-term debt instruments and/or equity. Over the long term, EMCOR's primary revenue risk factor continues to be the level of demand for non-residential construction services, which is in turn influenced by macroeconomic trends including interest rates, governmental economic policy, commodity prices for copper and steel and energy prices. In addition to the primary revenue risk factor, EMCOR's ability to perform work at profitable levels is critical to meeting long-term liquidity requirements.

EMCOR believes that current cash balances and borrowing capacity available under the 2005 Revolving Credit Facility or other forms of financing available through debt or equity offerings, combined with cash expected to be generated from operations, will be sufficient to provide short-term and foreseeable long-term liquidity and meet expected capital expenditure requirements. However, EMCOR is a party to lawsuits and other proceedings in which other parties seek to recover from it amounts ranging from a few thousand dollars to over $75.0 million. If EMCOR were required to pay damages in one or more such proceedings, such payments could have a material adverse effect on its financial position, results of operations and/or cash flows.

Certain Insurance Matters

As of September 30, 2005 and December 31, 2004, EMCOR was utilizing approximately $45.2 million and $43.7 million, respectively, of letters of credit obtained under the Old Revolving Credit Facility as collateral for its insurance obligations.

Application of Critical Accounting Policies

The condensed consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. EMCOR's significant accounting policies are described in Note B - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2004. There was no initial adoption of any accounting policies during the nine months ended September 30, 2005. EMCOR believes that some of the more critical judgment areas in the application of accounting policies that affect its financial condition and results of operations are estimates and judgments pertaining to (a) revenue recognition from (i) long-term construction contracts for which the percentage of completion method of accounting is used and (ii) services contracts, (b) collectibility or valuation of accounts receivable, (c) insurance liabilities, (d) income taxes and (e) intangible assets.

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

Accounts Receivable

EMCOR is required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the realization of receivables, which assessment factors include the creditworthiness of the customer, EMCOR's prior collection history with the customer and related aging of the past due balances. The provisions for bad debts during the nine months ended September 30, 2005 and 2004 were $3.2 million and $1.5 million, respectively. At September 30, 2005 and December 31, 2004, accounts receivable of $1,079.0 million and $1,073.5 million, respectively, included allowances for doubtful accounts of $28.0 million and $36.2 million, respectively. Specific accounts receivable are evaluated when EMCOR believes a customer may not be able to meet its financial obligations due to a deterioration of its financial condition or credit ratings or its bankruptcy. The allowance requirements are based on the best facts available and are re-evaluated as additional information is received.

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

Income Taxes

EMCOR had net deferred tax assets primarily resulting from temporary differences of $5.3 million at September 30, 2005 (which will have the effect of decreasing taxable income in future periods), compared to net deferred tax assets of $2.5 million at December 31, 2004. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. As of September 30, 2005 and December 31, 2004, the total valuation allowance on net deferred tax assets was approximately $16.1 million and $10.9 million, respectively.

Intangible Assets

As of September 30, 2005, EMCOR had goodwill and net identifiable intangible assets (primarily the market value of its backlog, customer relationships and trademarks and trade names) of $278.9 million and $16.3 million, respectively, in connection with the acquisition of certain companies. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") requires goodwill to be tested for impairment, on at least an annual basis (each October 1), and be written down when impaired, rather than amortized as previous standards required. Furthermore, SFAS 142 requires identifiable intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Changes in strategy and/or market conditions may result in adjustments to recorded intangible asset balances. As of September 30, 2005, no indicators of impairment of its goodwill or identifiable intangible assets existed in accordance with the provisions of SFAS 142 and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

This Quarterly Report on Form 10-Q contains certain  forward-looking  statements within the meaning of the Private Securities Reform Act of 1995. All forward-looking statements included in this Quarterly Report are based upon information available to EMCOR, and management's perception thereof, as of the date of this Quarterly Report. EMCOR assumes no obligation to update any such forward-looking statements. These forward-looking statements include statements regarding market share growth, gross profit, project mix, projects with varying profit margins, and selling, general and administrative expenses. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Accordingly, these statements are no guarantee of future performance. Such risk and uncertainties include, but are not limited to, adverse effects of general economic conditions, changes in the political environment, changes in the specific markets for EMCOR's services, adverse business conditions, availability of adequate levels of surety bonding, increased competition, unfavorable labor productivity, mix of business, and risks associated with foreign operations. Certain of the risks and factors associated with EMCOR's business are also discussed in EMCOR's 2004 Form 10-K, its Forms 10-Q for the quarters ended March 31, 2005 and June 30, 2005, and in other reports filed by it from time to time with the Securities and Exchange Commission. Readers should take the aforementioned risks and factors into account in evaluating any forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

EMCOR has not used derivative financial instruments for any purpose during the three and nine months ended September 30, 2005 and 2004, including trading or speculation on changes in interest rates, or commodity prices of materials used in its business.

EMCOR has been exposed to market risk for changes in interest rates for borrowings under the Old Revolving Credit Facility. Borrowings under that facility bore interest at variable rates, and the fair value of this borrowing was not significantly affected by changes in market interest rates. As of September 30, 2005, there were no borrowings outstanding under the Old Revolving Credit Facility. Assuming the 2005 Revolving Credit Facility had been in place as of September 30, 2005, these borrowings would have borne interest at (1) a rate which is the prime commercial lending rate announced by Harris N.A. from time to time (6.75% at September 30, 2005) plus 0% to 0.5% based on certain financial tests or (2) United States dollar LIBOR (at September 30, 2005 the rate was 3.84%) plus 1.0% to 2.25% based on certain financial tests. Under the Old Credit Agreement the interest rates in effect at September 30, 2005 were 6.75% and 5.34% for the prime commercial lending rate and the United States dollar LIBOR, respectively. Letter of credit fees issued under the Old Revolving Credit Facility, which continue under the 2005 Revolving Credit Facility, range from 0.25% to 2.25% of the respective face amounts of the letters of credit issued and are charged based on the type of letter of credit issued and certain financial tests. As of September 30, 2005, EMCOR was not exposed to market risk for changes in interest rates or there were no outstanding borrowings under the Old Revolving Credit Facility. However, interest expense on future borrowings under the 2005 Revolving Credit Facility would be subject to fluctuations in interest rates. The 2005 Revolving Credit Facility expires in October 2010 and there is no guarantee that EMCOR will be able to renew it at its expiration.

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

In addition, EMCOR is exposed to market risk of fluctuations in certain commodity prices of materials such as copper and steel utilized in both its construction and facilities services operations. EMCOR believes it can be successful in adjusting for most commodity price escalations. EMCOR is also exposed to increases in energy prices, particularly as they relate to gasoline prices for its fleet of over 5,000 vehicles. While EMCOR believes it can adjust for some of the recent price increases and escalations through increases in charges to its customers, there can be no assurance that continued price increases, if they were to occur, would be recoverable.

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

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

Except for the legal proceedings described below, there have been no new developments during the quarter ended September 30, 2005 regarding legal proceedings reported in EMCOR's Annual Report on Form 10-K for the year ended December 31, 2004 or in EMCOR's Form 10-Q for the quarter ended June 30, 2005.

In February 1995, as part of an investigation by the New York County District Attorney's office into the business affairs of a general contractor that did business with EMCOR's subsidiary, Forest Electric Corp. ("Forest"), a search warrant was executed at Forest's executive offices. On July 12, 2000, Forest was served with a Subpoena Duces Tecum to produce certain documents as part of a broader investigation by the New York County District Attorney's office into illegal business practices in the New York City construction industry. Forest was informed by the New York County District Attorney's office that it and certain of its officers were targets of the investigation. Forest produced documents in response to the subpoena and cooperated fully with the District Attorney's office investigation. The New York County District Attorney's office has recently advised Forest that it is no longer a target of the investigation.

In July 2003, EMCOR's subsidiary, Poole & Kent Corporation ("Poole & Kent"), was served with a Subpoena Duces Tecum by a grand jury empaneled by the United States District Court for the District of Maryland which is investigating, among other things, Poole & Kent's use of minority and women-owned business enterprises. Poole & Kent has produced documents in response to the subpoena and to subsequent subpoenas directed to it requesting certain business records. On April 26, 2004, Poole & Kent was advised that it is a target of the grand jury investigation. Poole & Kent is cooperating with the investigation.

On September 6, 2005, a former employee of Poole & Kent and the employee's wife pled guilty to federal fraud charges that they used an alleged woman-owned business enterprise ("WBE"), to help Poole & Kent qualify for public construction projects. The former employee also pled guilty to filing a false federal personal income tax return for his failure to report on his tax return the value of free work done at his home by Poole & Kent. In addition, on October 19, 2005, W. David Stoffregen, the former President and Chief Executive Officer of Poole & Kent was indicted by a federal grand jury in Baltimore for racketeering, conspiracy, fraud and obstruction of justice in connection with his role in connection with the alleged WBE fraud scheme and for his role in a related alleged scheme to provide benefits to a former Maryland state senator in exchange for his help and using his influence on behalf of Poole & Kent. On October 26, 2005, a former project manager of Poole & Kent pled guilty to giving false statements to federal investigators in connection with such alleged scheme to provide benefits to the former state senator. In conjunction with the federal investigation, others may be charged.

On July 22, 2005, a complaint by a plaintiff purporting to bring a proposed consolidated class action on behalf of himself and others similarly situated in the United States District Court of Connecticut entitled In re EMCOR Group, Inc. Securities Litigation against EMCOR and three of its officers (Chairman of the Board and Chief Executive Officer Frank T. MacInnis, Executive Vice President and Chief Financial Officer Leicle E. Chesser, and Senior Vice President-Chief Accounting Officer and Treasurer Mark A. Pompa) was dismissed pursuant to a motion brought by EMCOR and Messrs. MacInnis, Chesser, and Pompa. As previously reported, in Form 10-K for the year ended December 31, 2004, in the action the plaintiff purported to represent a class composed of all persons who purchased or otherwise acquired EMCOR common stock and/or other securities between April 9, 2003 and October 2, 2003, inclusive. The complaint alleged violations of
Section 10(b) of the  Securities  Exchange Act and Rule 10b-5  thereunder and of
Section 20(A) of the Securities Exchange Act, relating to alleged misstatements and omissions in certain of the Company's filings with the Securities and Exchange Commission, press releases and other public statements between April 9 and October 2, 2003 and sought damages on behalf of the purported class in unspecified amounts. On August 2, 2005, the judge's order of dismissal was entered by the court and the time for the plaintiff to appeal the judge's decision expired thirty days thereafter.


ITEM 6.  EXHIBITS.

(a)      Exhibits
                                                                             Incorporated by Reference to,
Exhibit No.           Description                                            or Page Number
-----------           -----------------------------------------------        ------------------------------------------

3(a-1)                Restated Certificate of Incorporation of               Exhibit 3(a-5) to EMCOR's Registration
                      EMCOR filed December 15, 1994                          Statement on Form 10 filed March 17, 1995

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

3(b)                  Amended and Restated By-Laws                           Exhibit 3(b) to EMCOR's
                                                                             Annual Report on Form 10-K for
                                                                             the year ended December 31, 1998

4.1(a)                U.S. $350,000,000 Credit Agreement by and              Exhibit 4.1 to
                      among EMCOR Group, Inc. and certain of its             EMCOR's Report on Form 8-K dated
                      Subsidiaries  and Harris N.A.  individually and        October 17, 2005
                      as Agent and the Lenders which are or
                      become parties thereto dated as of
                      October 14, 2005 (the "Credit Agreement)


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

10.2                  Severance Agreement between EMCOR and                  Exhibit 10.2 to the April 2005
                      Frank T. MacInnis                                      Form 8-K

10.3                  2005 Management Stock Incentive Plan                   Exhibit B to EMCOR's proxy
                                                                             statement for its annual meeting held
                                                                             June 16, 2005 ("2005 Proxy
                                                                             Statement")

10.4                  2005 Stock Plan for Directors                          Exhibit C to EMCOR's 2005 Proxy Statement

11                    Computation of  Basic                                  Note C of the Notes
                      EPS and Diluted EPS                                    to the Condensed Consolidated
                      for the three and nine months                          Financial Statements
                      ended September 30, 2005 and 2004

31.1                  Additional Exhibit -                                   Page
                      Certification Pursuant to Section 302 of the
                      Sarbanes-Oxley Act of 2002 by the Chairman
                      of the Board of Directors and Chief
                      Executive Officer*


                                                                             Incorporated by Reference to,
Exhibit No.           Description                                            or Page Number
-----------           ---------------------------------------------          ----------------------------------------

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


*  Filed herewith
** Furnished herewith

                                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: October 27, 2005
                                        EMCOR GROUP, INC.
                               -------------------------------------
                                           (Registrant)


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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the registrant and have:

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

Date:  October 27, 2005
                                               /s/FRANK T. MACINNIS
                                        ------------------------------------
                                                Frank T. MacInnis
                                             Chairman of the Board of
                                                  Directors and
                                             Chief Executive Officer

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the registrant and have:

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

Date:  October 27, 2005
                                                  /s/LEICLE E. CHESSER
                                          -------------------------------------
                                                    Leicle E. Chesser
                                                Executive Vice President
                                              and Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of EMCOR Group, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank T. MacInnis, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:    October 27, 2005                        /s/ FRANK T. MACINNIS
                                            -----------------------------------
                                                   Frank T. MacInnis
                                                Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of EMCOR Group, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Leicle E. Chesser, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:    October 27, 2005                        /s/ LEICLE E. CHESSER
                                            ----------------------------------
                                                     Leicle E. Chesser
                                                   Chief Financial Officer