Form 10-K
period 2005-12-31
EMCOR GROUP INC
filed 2006-02-23
CIK 105634

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   ----------

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______ TO _______

                          COMMISSION FILE NUMBER 1-8267

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

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. Yes [ ] No [X]

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

      The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $760,000,000 as of the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price on the New York Stock Exchange reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from such calculation as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      Number of shares of the registrant's common stock outstanding as of the close of business on February 17, 2006: 31,127,906 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part III. Portions of the definitive proxy statement for the 2006 Annual Meeting of Stockholders, which document will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K relates, are incorporated by reference into Items 10 through 14 of Part III of this Form 10-K.

================================================================================

                                TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----
                                                     PART I
Item 1.    Business
             General ................................................................................         1
             Operations .............................................................................         2
             Competition ............................................................................         4
             Employees ..............................................................................         4
             Backlog ................................................................................         4
             Available Information ..................................................................         4
Item 1A.   Risk Factors .............................................................................         5
Item 1B.   Unresolved Staff Comments ................................................................         8
Item 2.    Properties ...............................................................................         9
Item 3.    Legal Proceedings ........................................................................        12
Item 4.    Submission of Matters to a Vote of Security Holders ......................................        13
           Executive Officers of the Registrant .....................................................        14
                                     PART II
Item 5.    Market for the Registrant's Common Equity, Related
              Stockholder Matters and Issuer Purchases of Equity Securities .........................        15
Item 6.    Selected Financial Data ..................................................................        18
Item 7.    Management's Discussion and Analysis of Results of
              Operations and Financial Condition ....................................................        18
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk ...............................        30
Item 8.    Financial Statements and Supplementary Data ..............................................        31
Item 9.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure ..............................................................        61
Item 9A.   Controls and Procedures ..................................................................        61
Item 9B.   Other Information ........................................................................        61
                                                   PART III
Item 10.   Directors and Executive Officers of the Registrant .......................................        62
Item 11.   Executive Compensation ...................................................................        62
Item 12.   Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters ............................................        62
Item 13.   Certain Relationships and Related Transactions ...........................................        62
Item 14.   Principal Accounting Fees and Services ...................................................        62
                                                   PART IV
Item 15.   Exhibits and Financial Statement Schedules ...............................................        63

                           FORWARD-LOOKING STATEMENTS

      Certain information included in this report, or in other materials we have filed or will file with the Securities and Exchange Commission (the "SEC") (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Such statements are being made pursuant to the 1995 Act and with the intention of obtaining the benefit of the "Safe Harbor" provisions of the 1995 Act. Forward-looking statements are based on information available to us and our perception of such information as of the date of this report and our current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "may," "can," "could," "might," variations of such wording and other words or phrases of similar meaning in connection with a discussion of our future operating or financial performance, and other aspects of our business, including market share growth, gross profit, project mix, projects with varying profit margins, selling general and administrative expenses, and trends in our business and other characterizations of future events or circumstances. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in press releases, in our presentations, on our web site and in other material released to the public. Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are only predictions and are subject to risks, uncertainties and assumptions, including those identified below in the "Risk Factors" section, the Management's Discussion and Analysis of Results of Operations and Financial Condition" section, and other sections of this report, and in our Forms 10-Q for the three months ended March 31, 2005, June 30, 2005 and September 30, 2005 and in other reports filed by us from time to time with the SEC as well as in press releases, in our presentations, on our web site and in other material released to the public. Such risks, uncertainties and assumptions are difficult to predict, beyond our control and may turn out to be inaccurate causing actual results to differ materially from those that might be anticipated from our forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.

                                     PART I

ITEM 1. BUSINESS

      References to the "Company," "EMCOR," "we," "us," "our" and words of similar import refer to EMCOR Group, Inc. and its consolidated subsidiaries unless the context indicates otherwise.

GENERAL

      We are one of the largest mechanical and electrical construction and facilities services firms in the United States, Canada, the United Kingdom and in the world. In 2005, we had revenues of approximately $4.7 billion. We provide services to a broad range of commercial, industrial, utility and institutional customers through approximately 70 principal operating subsidiaries and joint venture entities. Our offices are located in 41 states and the District of Columbia in the United States, six provinces in Canada and 12 primary locations in the United Kingdom. In the United Arab Emirates, we carry on business through two joint ventures. Our executive offices are located at 301 Merritt Seven Corporate Park, Norwalk, Connecticut 06851-1060, and our telephone number at those offices is (203) 849-7800.

      We specialize in providing construction services relating to mechanical and electrical systems in facilities of all types and in providing comprehensive services for the operation, maintenance and management of substantially all aspects of such facilities, commonly referred to as "facilities services."

      We design, integrate, install, start up, operate and maintain various electrical and mechanical systems, including:

      o Heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems;

      o     Plumbing, process and high-purity piping systems;

      o     Fire protection systems;

      o     Lighting systems;

      o Low-voltage systems, such as fire alarm, security, communications and process control systems; and

      o     Voice and data communications systems.

      Our facilities services businesses, which support the operation of a customer's facilities, include:

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

      These facilities services are provided to a wide range of commercial, industrial, utility and institutional facilities, including those to which we also provided construction services and others to which construction services were provided by others. Our varied facilities services are frequently combined to provide integrated service packages which include operations and maintenance, mobile services and facility improvement programs.

      We provide construction services and facilities services directly to corporations, municipalities and other governmental entities, owners/developers and tenants of buildings. We also provide these services indirectly by acting as a subcontractor to general contractors, systems suppliers and other subcontractors. Worldwide, we have approximately 26,000 employees.

      Our revenues are derived from many different customers in numerous industries which have operations in several different geographical areas. Of our 2005 revenues, approximately 79% were generated in the United States and approximately 21% were generated internationally. In 2005, approximately 45% of revenues were derived from new construction projects, 28% were derived from renovation and retrofit of customer's existing facilities and 27% were derived from facilities services operations.

      The broad scope of our operations is more particularly described below. For information regarding the revenues, operating income and total assets of each of our segments with respect to each of the last three fiscal years, and our revenues and assets attributable to the United States, Canada, the United Kingdom and all other foreign countries, see Note M to our financial statements included in this report.

OPERATIONS

      The mechanical and electrical construction services industry has a high growth rate due principally to the ever increasing content and complexity of mechanical and electrical systems in all types of projects. This increasing content and complexity is, in part, a result of the expanded use of computers and more technologically advanced voice and data communications, lighting and environmental control systems in all types of facilities. For these reasons, buildings need extensive electrical distribution systems. In addition, advanced voice and data communication systems require more sophisticated power supplies and extensive low voltage and fiber-optic communications cabling. Moreover, the need for substantial environmental controls within a building, due to the heightened need for climate control to maintain extensive computer systems at optimal temperatures, and the demand for environmental control in individual spaces have created expanded opportunities for the mechanical and electrical construction services and facilities services business.

      Mechanical and electrical construction services primarily involve the design, integration, installation and start-up of: (a) heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems; (b) fire protection systems; (c) plumbing, process and high-purity piping systems; (d) systems for the generation and distribution of electrical power, including power cables, conduits, distribution panels, transformers, generators, uninterruptible power supply systems and related switch gear and controls; (e) lighting systems, including fixtures and controls; (f) low-voltage systems, including fire alarm, security and process control systems; and (g) voice and data communications systems, including fiber-optic and low-voltage copper cabling.

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

      Our United States mechanical and electrical construction services operations accounted for about 62% of our 2005 revenues, of which revenues approximately 59% was related to new construction and approximately 41% was related to renovation and retrofit projects. Our United Kingdom and Canada mechanical and electrical construction services operations accounted for approximately 21% of our 2005 revenues, of which revenues approximately 78% were related to new construction and approximately 22% were related to renovation and retrofit projects. We provide mechanical and electrical construction services for both large and small installation and renovation projects. Our largest projects include those (a) for institutional use (such as water and wastewater treatment facilities, hospitals, correctional facilities and research laboratories); (b) for industrial use (such as pharmaceutical plants, steel, pulp and paper mills, chemical, automotive and semiconductor manufacturing facilities and oil refineries); (c) for transportation projects (such as highways, airports and transit systems); (d) for commercial use (such as office buildings, data centers, hotels, casinos, convention centers, sports stadiums, shopping malls and resorts); and (e) for power generation and energy management projects. Our largest projects, which typically range in size from $10.0 million up to and occasionally exceeding $50.0 million and are frequently multi-year projects, represented about 30% of our construction services revenues in 2005.

      Our projects of less than $10.0 million accounted for approximately 70% of our 2005 mechanical and electrical construction services revenues. These projects are typically completed in less than one year. They usually involve mechanical and electrical construction services when an end-user or owner undertakes construction or modification of a facility to accommodate a specific use. These projects frequently require mechanical and electrical systems to meet special needs such as critical systems power supply, fire protection systems, special environmental controls and high-purity air systems, sophisticated electrical and mechanical systems for data centers, trading floors in financial services businesses, new production lines in manufacturing plants and office arrangements in existing office buildings. They are not usually dependent upon the new construction market. Demand for these projects and types of services is often prompted by the expiration of leases, changes in technology or changes in the customer's plant or office layout in the normal course of a customer's business.

      We perform services pursuant to contracts with owners, such as corporations, municipalities and other governmental entities, general contractors, systems suppliers, construction managers, developers, other subcontractors and tenants of commercial properties. Institutional and public works projects are frequently long-term complex projects that require significant technical and management skills and the financial strength to obtain bid and performance bonds, which are often a condition to bidding for and winning these projects.

      We also install and maintain lighting for streets, highways, bridges and tunnels, traffic signals, computerized traffic control systems, and signal and communication systems for mass transit systems in several metropolitan areas. In addition, in the United States, we manufacture and install sheet metal air handling systems for both our own mechanical construction operations and for unrelated mechanical contractors. We also maintain welding and pipe fabrication shops in support of some of our mechanical operations.

      Our United States facilities services segment, as well as our other segments, provide facilities services to a wide range of commercial, industrial and institutional facilities, including both those for which we have provided construction services and those for which construction services were provided by others. Facilities services are frequently bundled to provide integrated service packages and are provided on a mobile basis or by our customer site-based employees.

      These facilities services, which generated approximately 27% of our 2005 revenues, are provided to owners, operators, tenants and managers of all types of facilities both on a contract basis for a specified period of time and on an individual task-order basis.

      In 1997, we established a subsidiary to expand our facilities services operations in North America (primarily in the United States). This division has built on our traditional mechanical and electrical services operations, facilities services activities at our mechanical and electrical contracting subsidiaries, and our client relationships, as well as acquisitions, to expand the scope of services currently offered and to develop packages of services for customers on a regional, national and global basis.

      As a consequence, our United States facilities services division offers a broad range of facilities services, including maintenance and service of mechanical and electrical systems, which we have historically provided to customers following completion of construction projects, and site-based operations and maintenance, mobile maintenance and service, facilities management, remote monitoring, installation and support for building systems, technical consulting and diagnostic services, small modification and retrofit projects and program development and management for energy systems.

      We have experienced an expansion in the demand for our facilities services which we believe is driven by customers' decisions to focus on their own core competencies, the increasing technical complexity of their facilities and their mechanical, electrical, voice and data and other systems, and the need for increased reliability, especially in mechanical and electrical systems. These trends have led to outsourcing and privatization programs whereby customers in both the private and public sectors seek to contract out those activities that support, but are not directly associated with, the customer's core business. Our clients requiring facilities services include the federal government, utilities and major corporations in information technology, telecommunications, pharmaceuticals, financial services, publishing and manufacturing.

      Illustrative of the outsourcing of companies' facilities services are multi-year agreements we have with (a) Bank One under which we provide facilities services for approximately 2,400 Bank One locations encompassing 33.0 million square feet of space in 30 states; (b) LAM Research under which we provide such services to approximately 1.0 million square feet of production and research and development facilities and office space; (c) Fifth Third Bank under which we provide facilities services to over 1,200 Fifth Third locations with over 9.0 million square feet in seven states; (d) Exelon Corp. under which we provide comprehensive facilities services to substations, power generation facilities and offices encompassing over 5.7 million square feet of space in four states; (e) Fidelity Investments under which we provide integrated services to approximately 2.5 million square feet of office and data center space; and
(f) Hewlett-Packard Company under which we provide integrated services to approximately 20.0 million square feet of production, distribution and office space in seven states. Through a limited liability company owned by us and CB Richard Ellis Inc., a nationwide real estate management company, operations and maintenance services are provided to over 3,000 commercial facilities comprising approximately 135.0 million square feet of space. In addition, a joint venture, of which we are the managing partner, has recently secured an eight year contract that commenced February 2006 pursuant to which the joint venture provides base operations services to 25.0 million square feet of U.S. Navy facilities in the West Sound region of the state of Washington.

      In December 2002, we acquired Consolidated Engineering Services, Inc. ("CES"), a facilities services business. In Washington D.C., CES is the second largest facilities services provider to the federal government behind the General Services Administration and currently provides services to such preeminent buildings as the Ronald Reagan Building, the second largest federal government facility after the Pentagon. It currently provides its services in 28 states. As part of its operations, CES is responsible for (a) the oversight of all or most of a business' facilities operations, including operation and maintenance, (b) the oversight of logistical processes, (c) tenant services and management, (d) servicing upgrade and retrofit of HVAC, electrical, plumbing and industrial piping and sheet metal systems in existing facilities and (e) diagnostic and solution engineering for building systems and their components.

      Our United Kingdom subsidiary also has a division focusing on facilities services. This division currently provides a full range of facilities services to public and private sector customers under multi-year agreements, including the maintenance of British Airways' facilities at Heathrow and Gatwick Airports, GlaxoSmithKline Research Laboratories and the Tubelines, a maintenance operating company of the London Underground. In the United Kingdom, we also provide facilities services at several manufacturing facilities, including BAE Systems manufacturing plants. In addition, our United Kingdom operations provide on-call and mobile service support on a task-order or contract basis, small renovation and alteration project work and installation and maintenance services for data communications and security systems.

      Our EMCOR Energy Services business designs and constructs energy-related projects on a turnkey basis. We also operate 17 central heating and cooling plants/power and cogeneration facilities and provide maintenance services for high voltage systems. In addition, we provide consulting and national program energy management services under multi-year agreements. Our energy services business's recent projects include the design and construction of a $15.6 million 14 megawatt central utility plant and a combined heat and power facility to supply all HVAC, hot water and electrical requirements for the Morongo Native American Hotel/Casino complex in Cabazon, California and the design and construction of a $27.0 million cogeneration facility and chiller plant to provide cooling, heat and power at the University of New Hampshire main campus in Durham, New Hampshire. We also provide plant staffing for the Morongo and University of New Hampshire energy projects under 20 year operations and maintenance contracts. Over the past five years, we have completed more than

80 energy-related projects ranging from basic life safety standby systems to complete utility grade power plants and cogeneration/central utility plants supplying thermal and power requirements completely separated from utilities' electrical grids. This business is reported within our United States facilities services segment.

      We believe mechanical and electrical construction services and facilities services activities are complementary, permitting us to offer customers a comprehensive package of services. The ability to offer both construction and facilities services enhances our competitive position with customers. Furthermore, our facilities services operations tend to be less cyclical than our construction operations because facilities services are more responsive to the needs of an industry's operational requirements rather than its construction requirements.

COMPETITION

      We believe that the mechanical and electrical construction services business is highly fragmented and our competition includes thousands of small companies across the United States and around the world. We compete with national, regional and local companies, many of which are small, owner-operated entities that operate in a limited geographic area. However, there are a few public companies focused on providing mechanical and electrical construction services, such as Integrated Electrical Services, Inc. and Comfort Systems USA, Inc. A majority of our revenues are derived from projects requiring competitive bids; however, an invitation to bid is often conditioned upon prior experience, technical capability and financial strength. Because we have total assets, annual revenues, net worth, access to bank credit and surety bonding and expertise significantly greater than most of our competitors, we believe we have a significant competitive advantage over our competitors in providing mechanical and electrical construction services. Competitive factors in the mechanical and electrical construction services business include: (a) the availability of qualified and/or licensed personnel; (b) reputation for integrity and quality;
(c) safety record; (d) cost structure; (e) relationships with customers; (f) geographic diversity; (g) the ability to control project costs; (h) experience in specialized markets; (i) the ability to obtain surety bonding; (j) adequate working capital; and (k) access to bank credit.

      While the facilities services business is also highly fragmented with most competitors operating in a specific geographic region, a number of large corporations such as Johnson Controls, Inc., Fluor Corp., Unicco Service Company, Washington International, Inc., Trammel Crow and Jones Lang LaSalle are engaged in this field. The key competitive factors in the facilities services business include price, service, quality, technical expertise, geographic scope and the availability of qualified personnel and mangers. Due to our size, both financial and geographic, and our technical capability and management experience, we believe we are in a strong competitive position in the facilities services business.

EMPLOYEES

      We presently employ approximately 26,000 people, approximately 69% of whom are represented by various unions pursuant to more than 475 collective bargaining agreements between our individual subsidiaries and local unions. We believe that our employee relations are generally good. Only two of these collective bargaining agreements are national or regional in scope.

BACKLOG

      We had contract backlog as of December 31, 2005 of approximately $2.76 billion, compared with backlog of approximately $2.75 billion as of December 31, 2004. Backlog is not a term recognized under accounting principles generally accepted in the United States; however, it is a common measurement used in our industry. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of the facilities services contracts. However, if the remaining term of a facilities services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only 12 months of revenues.

AVAILABLE INFORMATION

      We file annual, quarterly and current reports, proxy statements and other information with the SEC. These filings are available to the public over the internet at the SEC's web site at http://www.sec.gov. You may also read and copy any document we file at the SEC's public reference room located at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

      Our Internet address is www.emcorgroup.com. We make available free of charge on or through www.emcorgroup.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

      Our Board of Directors has an audit committee, a compensation and personnel committee and a nominating and corporate governance committee. Each of these committees has a formal charter. We also have Corporate Governance Guidelines, a Code of Ethics for Chief Executive Officer and Senior Financial Officers, and a Code of Ethics and Business Conduct for Directors, Officers and Employees. Copies of these charters, guidelines and codes, and any waivers or amendments to such codes which are applicable to our executive officers, senior financial officers or directors, can be obtained free of charge from our web site, www.emcorgroup.com.

      In addition, you may request a copy of the foregoing filings (excluding exhibits), charters, guidelines and codes and any waivers or amendments to such codes which are applicable to our executive officers, senior financial officers or directors, at no cost by writing to us at EMCOR Group, Inc., 301 Merritt Seven, Norwalk, CT 06851, Attention: Corporate Secretary, or by telephoning us at (203) 849-7800.

ITEM 1A. RISK FACTORS

      Our business is subject to a variety of risks, including the risks described below as well as adverse business conditions, mix of business and risks associated with foreign operations. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not known to us or not described below which we have not determined to be material may also impair our business operations. You should carefully consider the risks described below, together with all other information in this report, including information contained in the "Business," "Management's Discussion and Analysis of Results of Operations and Financial Condition," and "Quantitative and Qualitative Disclosures about Market Risk" sections. If any of the following risks actually occur, our business, financial condition and results of operations could be adversely affected, and we may not be able to achieve our goals. Such events may cause actual results to differ materially from expected and historical results, and the trading price of our common stock could decline.

      AN ECONOMIC DOWNTURN MAY LEAD TO LESS DEMAND FOR OUR SERVICES. If the general level of economic activity slows, our ultimate customers may delay or cancel new projects. For example, the recent economic downturn led to increased bankruptcies and pricing pressures. These factors contributed to the delay and cancellation of projects, especially with respect to more profitable private sector work and impacted our operations and ability to continue at historical levels. A number of other factors, including financing conditions for the industries we serve, could further adversely affect our ultimate customers and their ability or willingness to fund capital expenditures in the future or pay for past services. In addition, consolidation, competition or capital constraints in the industries of our ultimate customers may result in reduced spending by such customers. If economic conditions do not continue to improve, or if there is another economic downturn, reducing in particular the availability of the more profitable private sector work, our results of operations are likely to be adversely affected.

      AN INCREASE IN THE PRICE OF CERTAIN MATERIALS USED IN OUR BUSINESSES COULD ADVERSELY AFFECT OUR BUSINESSES. We are exposed to market risk of fluctuations in certain commodity prices of materials such as copper and steel utilized in both our construction and facilities services operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of over 5,000 vehicles.

      OUR INDUSTRY IS HIGHLY COMPETITIVE. Our industry is served by numerous small, owner-operated private companies, a few public companies and several large regional companies. In addition, relatively few barriers prevent entry into some of our businesses. As a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors. Competition in our industry depends on numerous factors, including price. Certain of our competitors have lower overhead cost structures and, therefore, are able to provide their services at lower rates than we are currently able to provide. In addition, some of our competitors have greater resources than we do. We cannot be certain that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within the industry or maintain a customer base at current levels. We may also face competition from the in-house service organizations of existing or prospective customers, particularly with respect to facilities services. Many of our customers employ personnel who perform some of the same types of services that we do. We cannot be certain that our existing or prospective customers will continue to outsource facilities services in the future.

      OUR BUSINESS MAY ALSO BE AFFECTED BY ADVERSE WEATHER CONDITIONS. Adverse weather conditions, particularly during the winter season, could affect our ability to perform efficient work outdoors in certain regions of the United States, the United Kingdom and Canada. As a result, we could experience reduced revenue in the first and fourth quarters of each year. In addition, cooler than normal temperatures during the summer months could reduce the need for our services, and we may experience reduced revenues and profitability during the period such weather conditions persist.

      OUR BUSINESS MAY BE AFFECTED BY THE WORK ENVIRONMENT. We perform our work under a variety of conditions, including but not limited to, difficult terrain, difficult site conditions and busy urban centers where delivery of materials and availability of labor may be impacted, clean-room environments where strict procedures must be followed and sites which may have been exposed to environmental hazards. Performing work under these conditions can negatively affect efficiency and therefore, our gross profit.

      OUR DEPENDENCE UPON FIXED PRICE CONTRACTS COULD ADVERSELY AFFECT OUR BUSINESS. We currently generate, and expect to continue to generate, a significant portion of our revenues under fixed price contracts. We must estimate the costs of completing a particular project to bid for fixed price contracts. The cost of labor and materials, however, may vary from the costs we originally estimated. These variations, along with other risks, inherent in performing fixed price contracts, may cause actual revenues and gross profits from projects to differ from those we originally estimated and could result in reduced profitability or losses on projects. Depending upon the size of a particular project, variations from the estimated contract costs, can have a significant impact on our operating results for any fiscal quarter or year.

      WE COULD INCUR ADDITIONAL COSTS TO COVER GUARANTEES. In some instances, we guarantee completion of a project by a specific date, achievement of certain performance standards or performance of our services as a certain standard of quality. If we subsequently fail to meet such guarantees, we may be held responsible for costs resulting from such failure. Such failure could result in our payment in the form of contractually agreed upon liquidated or other damages. To the extent that any of these events occur, the total costs of a project could exceed the original estimated costs, and we would experience reduced profits or, in some cases, a loss.

      MANY OF OUR CONTRACTS, ESPECIALLY OUR FACILITIES SERVICES CONTRACTS, MAY BE CANCELED ON SHORT NOTICE, AND WE MAY BE UNSUCCESSFUL IN REPLACING SUCH CONTRACTS IF THEY ARE CANCELED OR AS THEY ARE COMPLETED OR EXPIRE. We could experience a decrease in revenue, net income and liquidity if any of the following occur:

      o     customers cancel a significant number of contracts;

      o we fail to win a significant number of our existing contracts upon re-bid;

      o we complete a significant number of non-recurring projects and cannot replace them with similar projects; or

      o we fail to reduce operating and overhead expenses consistent with any decrease in our revenue.

      WE MAY BE UNSUCCESSFUL AT GENERATING INTERNAL GROWTH. Our ability to generate internal growth will be affected by, among other factors, our ability to:

      o expand the range of services offered to customers to address their evolving needs;

      o     attract new customers;

      o     increase the number of projects performed for existing customers;
            and

      o     hire and retain qualified employees.

      In addition, our customers may reduce the number or size of projects available to us due to their inability to obtain capital or pay for services provided. Many of the factors affecting our ability to generate internal growth may be beyond our control, and we cannot be certain that our strategies will be successful or that we will be able to generate cash flow sufficient to fund our operations and to support internal growth. If we are not successful, we may not be able to achieve internal growth, expand operations or grow our business.

      THE DEPARTURE OF KEY PERSONNEL COULD DISRUPT OUR BUSINESS. We depend on the continued efforts of our senior management. The loss of key personnel, or the inability to hire and retain qualified executives, could negatively impact our ability to manage our business. However, we have executive development and management succession plans in place in order to minimize any such negative impact.

      WE MAY BE UNABLE TO ATTRACT AND RETAIN QUALIFIED EMPLOYEES. Our ability to maintain productivity and profitability will be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We cannot be certain that we will be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy or that labor expenses will not increase as a result of a shortage in the supply of these skilled personnel. Labor shortages or increased labor costs could impair our ability to maintain our business or grow our revenues.

      OUR FAILURE TO COMPLY WITH ENVIRONMENTAL LAWS COULD RESULT IN SIGNIFICANT LIABILITIES. Our operations are subject to various environmental laws and regulations, including those dealing with the handling and disposal of waste products, PCBs and fuel storage. A violation of such laws and regulations may expose us to liabilities, including remediation costs and fines. We own and lease several facilities. Some of these facilities contain fuel storage tanks which may be above or below ground. If these tanks were to leak, we could be responsible for the cost of remediation as well as potential fines. As a part of our business, we also install fuel storage tanks and are sometimes required to deal with hazardous materials, all of which may expose us to environmental liability.

      In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks, or the imposition of new clean-up requirements could require us to incur significant costs or become the basis for new or increased liabilities that could harm our financial condition and results of operations. In certain instances, we have obtained indemnification or covenants from third parties (including predecessors or lessors) for such cleanup and other obligations and liabilities that we believe are adequate to cover such obligations and liabilities. However, such third-party indemnities or covenants may not cover all of such costs or third-party indemnitors may default on their obligations. In addition, unanticipated obligations or liabilities, or future obligations and liabilities, may have a material adverse effect on our business operations or financial condition. Further, we cannot be certain that we will be able to identify, or be indemnified for, all potential environmental liabilities relating to any acquired business.

      ADVERSE RESOLUTION OF LITIGATION MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION. We are a party to lawsuits most of which are in the normal course of our business. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse affect on our business, operating results, financial condition, and in some cases, on our reputation. See Item 3, "Legal Proceedings" for more information regarding certain lawsuits in which we are involved.

      OPPORTUNITIES WITHIN THE GOVERNMENT SECTOR COULD LED TO INCREASED GOVERNMENTAL REGULATION APPLICABLE TO US AND UNRECOVERABLE START UP COSTS. Most government contracts are awarded through a regulated competitive bidding process. As we pursue increased opportunities in the government arena, particularly in our facilities services segment, management's focus associated with the start up and bidding process may be diverted away from other opportunities. If we were to be successful in being awarded additional government contracts, a significant amount of costs could be required before any revenues were realized from these contracts. In addition, as a government contractor we are subject to a number of procurement rules and other regulations, any deemed violation of which could lead to fines or penalties or a loss of business. Government agencies routinely audit and investigate government contractors. Government agencies may review a contractor's performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. If government agencies determine through these audits or reviews that costs were improperly allocated to specific contracts, they will not reimburse the contractor for those costs or may require the contractor to refund previously reimbursed costs. If government agencies determine that we are engaged in improper activity, we may be subject to civil and criminal penalties.

      A SIGNIFICANT PORTION OF OUR BUSINESS DEPENDS ON OUR ABILITY TO PROVIDE SURETY BONDS. WE MAY BE UNABLE TO COMPETE FOR OR WORK ON CERTAIN PROJECTS IF WE ARE NOT ABLE TO OBTAIN THE NECESSARY SURETY BONDS. Our construction contracts frequently require that we obtain from surety companies and provide to our customers payment and performance bonds as a condition to the award of such contracts. Such surety bonds secure our payment and performance obligations.

      Surety market conditions are currently difficult as a result of significant losses incurred by many surety companies in recent periods, both in the construction industry as well as in certain large corporate bankruptcies. Consequently, less overall bonding capacity is available in the market and terms have become more expensive and restrictive. Further, under standard terms in the surety market, surety companies issue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing any bonds.

      Current or future market conditions, as well as changes in our sureties' assessment of their operating and financial risk, could cause our surety companies to decline to issue, or substantially reduce the amount of, bonds for our work and could increase our bonding costs. These actions can be taken on short notice. If our surety companies were to limit or eliminate our access to bonding, our alternatives would include seeking bonding capacity from other surety companies, increasing business with clients that do not require bonds and posting other forms of collateral for project performance, such as letter of credit, or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. Accordingly, if we were to experience an interruption or reduction in the availability of bonding capacity, we may be unable to compete for or work on certain projects.

      WE ARE EFFECTIVELY SELF-INSURED AGAINST MANY POTENTIAL LIABILITIES. Although we maintain insurance policies with respect to a broad range of risks, including automobile liability, general liability, workers compensation and employee group health, these policies do not cover all possible claims and certain of the policies are subject to large deductibles. Accordingly, we are effectively self-insured for a substantial number of actual and potential claims. Our estimates for unpaid claims and expenses are based on known facts, historical trends and industry averages utilizing the assistance of an actuary. We reflect these liabilities in our balance sheet as other current and non-current liabilities. The determination of such estimated liabilities and their appropriateness are reviewed and updated at least quarterly. However, these liabilities are difficult to assess and estimate due to many relevant factors, the effects of which are often unknown, including the severity of an injury or damage, the determination of liability in proportion to other parties, the timeliness of reported claims, the effectiveness of our risk management and safety programs and the terms and conditions of our insurance policies. Our accruals are based upon known facts, historical trends and our reasonable estimate of future expenses, and we believe such accruals are adequate. However, unknown or changing trends, risks or circumstances, such as increases in claims, a weakening economy, increases in medical costs, changes in case law or legislation or changes in the nature of the work we perform, could render our current estimates and accruals inadequate. In such case, adjustments to our balance sheet may be required and these increased liabilities would be recorded in the period that the experience becomes known. Insurance carriers may be unwilling, in the future, to provide our current levels of coverage without a significant increase in insurance premiums and/or collateral requirements to cover our deductible obligations. Increased collateral requirements may be in the form of additional letters of credit, and an increase in collateral requirements could significantly reduce our liquidity. If insurance premiums increase, and/or if insurance claims are higher than our estimates, our profitability could be adversely affected.

      OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED AS A RESULT OF GOODWILL IMPAIRMENTS. When we acquire a business, we record an asset called "goodwill" equal to the excess amount paid for the business, including liabilities assumed, over the fair value of the tangible and intangible assets of the business acquired. In 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 which requires that all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. Also in 2001, the FASB issued SFAS No. 142 which provides that goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. SFAS No. 142 also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. SFAS No. 142 requires management to make certain estimates and assumptions to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Fair value is determined using discounted estimated future cash flow. Absent any impairment indicators, we perform impairment tests annually each October 1. Impairments, if any, would be recognized as operating expenses and would adversely affect profitability.

      AMOUNTS INCLUDED IN OUR BACKLOG MAY NOT RESULT IN ACTUAL REVENUE OR TRANSLATE INTO PROFITS. Many of our contracts do not require purchase of a minimum amount of services. In addition, many contracts are cancelable on short notice. We have historically experienced variances in the components of backlog related to project delays or cancellations resulting from weather conditions, external market factors and economic factors beyond our control, and we may experience such delays or cancellations in the future. If our backlog fails to materialize, we could experience a reduction in revenue and a decline in profitability which would result in a deterioration of our financial condition, profitability and liquidity.

      WE ACCOUNT FOR A MAJORITY OF OUR PROJECTS USING THE PERCENTAGE-OF-COMPLETION ACCOUNTING METHOD; THEREFORE, VARIATIONS OF ACTUAL RESULTS FROM OUR ASSUMPTIONS MAY REDUCE OUR PROFITABILITY. We recognize revenue on construction contracts using the percentage-of-completion accounting method. See Item 7 "Management's Discussion And Analysis Of Results Of Operations And Financial Condition - Application of Critical Accounting Policies." Under the percentage-of-completion accounting method, we record revenue as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date bear to total estimated costs. Accordingly, contract revenue and total cost estimates are reviewed and revised monthly as the work progresses. Adjustments are reflected in contract revenue in the period when such estimates are revised. Estimates are based on management's reasonable assumptions and experience, but are only estimates. Variation of actual results from assumptions on an unusually large project or on a number of average size projects could be material. We are also required to immediately recognize the full amount of the estimated loss on a contract when estimates indicate such a loss. Such adjustments and accrued losses could result in reduced profitability which could negatively impact our cash flow from operations.

      CERTAIN PROVISIONS OF OUR CORPORATE GOVERNANCE DOCUMENTS COULD MAKE AN ACQUISITION OF THE COMPANY, OR A SUBSTANTIAL INTEREST THEREIN, MORE DIFFICULT. The following provisions of our certificate of incorporation and bylaws, as currently in effect, as well as our stockholder rights plan and Delaware law, could discourage potential proposals to acquire us, delay or prevent a change in control of us or limit the price that investors may be willing to pay in the future for shares of our common stock:

      o our certificate of incorporation permits the board of directors to issue "blank check" preferred stock and to adopt amendments to our bylaws;

      o our bylaws contain restrictions regarding the right of stockholders to nominate directors and to submit proposals to be considered at stockholder meetings;

      o our certificate of incorporation and bylaws restrict the right of stockholders to call a special meeting of stockholders and to act by written consent;

      o we are subject to provisions of Delaware law which prohibit us from engaging in any of a broad range of business transactions with an "interested stockholder" for a period of three years following the date such stockholder becomes classified as an interested stockholder; and

      o We adopted a stockholder rights plan that could cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors or permitted by our stockholder rights plan.

ITEM 1B. UNRESOLVED STAFF COMMENTS

      None.

ITEM 2. PROPERTIES

      The operations of EMCOR are conducted primarily in leased properties. The following table lists major facilities, both leased and owned, and identifies the business segment that is the principal user of each such facility.

                                                                                                  LEASE EXPIRATION
                                                                                APPROXIMATE         DATE, UNLESS
                                                                                SQUARE FEET             OWNED
                                                                                -----------       ----------------
CORPORATE HEADQUARTERS
301 Merritt Seven Corporate Park
Norwalk, Connecticut ..........................................                   32,500              10/31/09
OPERATING FACILITIES
4050 Cotton Center Boulevard
Phoenix, Arizona (a) ..........................................                   30,603               3/31/08
1200 North Sickles Drive
Tempe, Arizona (b) ............................................                   29,000                Owned
601 S. Vincent Avenue
Azusa, California (c) .........................................                   33,450              10/31/08
3208 Landco Drive
Bakersfield, California (c) ...................................                   49,875               6/30/07
1168 Felser Street
El Cajon, California (b) ......................................                   48,360               8/31/10
24041 Amador Street
Hayward, California (b) .......................................                   40,000              10/31/11
25601 Clawiter Road
Hayward, California (b) .......................................                   34,800               6/30/14
4462 Corporate Center Drive
Los Alamitos, California (c) ..................................                   57,863               7/31/06
825 Howe Road
Martinez, California (c) ......................................                  109,800              12/31/07
8670 Younger Creek Drive
Sacramento, California (a) ....................................                   54,135               1/13/12
9505 and 9525 Chesapeake Drive
San Diego, California (c) .....................................                   25,124              12/31/06
345 Sheridan Boulevard
Lakewood, Colorado (c) ........................................                   63,000                Owned
3145 Northwoods Parkway
Norcross, Georgia (c) .........................................                   25,808               1/31/12
400 Lake Ridge Drive
Smyrna, Georgia (a) ...........................................                   30,000               9/30/12
2160 North Asland Avenue
Chicago, Illinois (b) .........................................                   36,850               6/30/10
2100 South York Road
Oak Brook, Illinois (c) .......................................                   87,700               5/31/08
3090 Colt Road
Springfield, Illinois (b) .....................................                   40,000               6/9/10
1406 Cardinal Court
Urbana, Illinois (b) ..........................................                   33,750               10/1/07
7614 and 7720 Opportunity Drive
Fort Wayne, Indiana (b) .......................................                  136,695              10/31/08


                                                                                                  LEASE EXPIRATION
                                                                                APPROXIMATE         DATE, UNLESS
                                                                                SQUARE FEET             OWNED
                                                                                -----------       ----------------
2655 Garfield Road
Highland, Indiana (c) .........................................                   45,816               6/30/06
3100 Brinkerhoff Road
Kansas City, Kansas (b) .......................................                   42,836              11/30/07
2118 W. Harry
Wichita, Kansas (b) ...........................................                   25,600               8/31/07
4530 Hollins Ferry Road
Baltimore, Maryland (b) .......................................                   26,792                Owned
80 Hawes Way
Stoughton, Massachusetts (a) (b) ..............................                   36,000               6/10/13
3555 W. Oquendo Road
Las Vegas, Nevada (c) .........................................                   90,000              11/30/08
6754 W. Washington Avenue
Pleasantville, New Jersey (b) .................................                   25,000               1/14/11
348 New Country Road
Secaucus, New Jersey (b) ......................................                   37,905              12/31/07
301 and 305 Suburban Avenue
Deer Park, New York (b) .......................................                   33,535               3/31/10
111-01 and 109-15 14th Avenue
College Point, New York (c) ...................................                   82,000               2/28/11
516 West 34th Street
New York, New York (c) ........................................                   25,000               6/30/12
Two Penn Plaza
New York, New York (a) (c) ....................................                   55,891               1/31/16
704 Clinton Avenue South
Rochester, New York (a) .......................................                   25,000               7/31/06
3976 Southern Avenue
Cincinatti, Ohio (a) ..........................................                   44,815              12/31/08
2300-2310 International Street
Columbus, Ohio (c) ............................................                   25,500              10/31/07
9815 Roosevelt Boulevard
Philadelphia, Pennsylvania (a) ................................                   33,405              11/30/11
4067 New Getwell Road
Memphis, Tennessee (b) ........................................                   36,000               8/28/07
5550 Airline Drive
Houston, Texas (b) ............................................                   78,483              12/31/09
515 Norwood Road
Houston, Texas (b) ............................................                   25,780              12/31/09
1574 South West Temple
Salt Lake City, Utah (c) ......................................                  120,904              12/31/06
320 23rd Street
Arlington, VA (a) .............................................                   43,028               3/5/10
22930 Shaw Road
Dulles, Virginia (c) ..........................................                   32,616               2/28/15
3280 Formex Road
Richmond, Virginia (a) ........................................                   30,640               7/31/08
8657 South 190th Street
Kent, Washington (b) ..........................................                   46,125               6/30/08

                                                                                                  LEASE EXPIRATION
                                                                                APPROXIMATE         DATE, UNLESS
                                                                                SQUARE FEET             OWNED
                                                                                -----------       ----------------
6950 Gisholt Drive
Madison, Wisconsin (b) ........................................                   32,000               5/30/09
400 Parkdale Avenue N.
Hamilton, Ontario, Canada (d) .................................                   48,826               5/29/06

      We believe that our property, plant and equipment are well maintained, in good operating condition and suitable for the purposes for which they are used.

      See Note K -- Commitments and Contingencies of the notes to consolidated financial statements for additional information regarding lease costs. We utilize substantially all of our leased or owned facilities and believe there will be no difficulty either in negotiating the renewal of our real property leases as they expire or in finding alternative space, if necessary.

----------
(a) Principally used by a company engaged in the "United States facilities services" segment.

(b) Principally used by a company engaged in the "United States mechanical construction and facilities services" segment.

(c) Principally used by a company engaged in the "United States electrical construction and facilities services" segment.

(d) Principally used by a company engaged in the "Canada construction and facilities services" segment.

ITEM 3. LEGAL PROCEEDINGS

      In July 2003, our subsidiary, Poole & Kent Corporation ("Poole & Kent"), was served with a Subpoena Duces Tecum by a grand jury empanelled by the United States District Court for the District of Maryland which is investigating, among other things, Poole & Kent's use of minority and woman-owned business enterprises. Poole & Kent has produced documents in response to the subpoena and to subsequent subpoenas directed to it requesting certain business records. On April 26, 2004, Poole & Kent was advised that it is a target of the grand jury investigation. Poole & Kent is cooperating with the investigation.

      On September 6, 2005, a former employee of Poole & Kent and the employee's wife pled guilty to federal fraud charges that they used an alleged woman-owned business enterprise ("WBE") to help Poole & Kent qualify for public construction projects. The former employee also pled guilty to filing a false federal personal income tax return for his failure to report on his tax return the value of free work done at his home by Poole & Kent. In addition, on October 19, 2005,
W. David Stoffregen, the former President and Chief Executive Officer of Poole & Kent was indicted by a federal grand jury in Baltimore for racketeering, conspiracy, fraud and obstruction of justice in connection with his role in connection with the alleged WBE fraud scheme and for his role in a related alleged scheme to provide benefits to a former Maryland state senator in exchange for his help and using his influence on behalf of Poole & Kent. On October 26, 2005, a former project manager of Poole & Kent pled guilty to giving false statements to federal investigators in connection with such alleged scheme to provide benefits to the former state senator. In conjunction with the federal investigation, others, including present and former employees at Poole & Kent, may be charged.

      On March 14, 2003, John Mowlem Construction plc ("Mowlem") presented a claim in arbitration against our United Kingdom subsidiary, EMCOR Group (UK) plc (formerly named EMCOR Drake & Scull Group plc) ("D&S"), in connection with a subcontract D&S entered into with Mowlem with respect to a project for the United Kingdom Ministry of Defence at Abbey Wood in Bristol, U.K. Mowlem seeks damages arising out of alleged defects in the D&S design and construction of the mechanical and electrical engineering services for the project. Mowlem's claim is for 39.5 million British pounds sterling (approximately $68.0 million), which includes costs allegedly incurred by Mowlem in connection with rectification of the alleged defects, overhead, legal fees, delay and disruption costs related to such defects, and interest on such amounts. The claim also includes amounts in respect of liabilities that Mowlem accepted in connection with a settlement agreement it entered into with the Ministry of Defence and which it claims are attributable to D&S. D&S believes it has good and meritorious defenses to the Mowlem claim. D&S has denied liability and has asserted a counterclaim for approximately 11.6 million British pounds sterling (approximately $20.0 million) for certain design, labor and delay and disruption costs incurred by D&S in connection with its subcontract with Mowlem.

      We are involved in other proceedings in which damages and claims have been asserted against us. We believe that we have a number of valid defenses to such proceedings and claims and intend to vigorously defend ourselves and do not believe that a significant liability will result.

      Inasmuch as the various lawsuits and arbitrations in which we or our subsidiaries are involved range from a few thousand dollars to over $68.0 million, the outcome of which cannot be predicted, adverse results could have a material adverse effect on our financial position and/or results of operations. These proceedings include the following: (a) A civil action brought against our subsidiary Forest Electric Corp. ("Forest") and seven other defendants in the United States District Court for the Southern District of New York under the Sherman Act and New York common law by competitors whose employees are not members of International Brotherhood of Electrical Workers, Local #3 (the "IBEW"). The action alleges, among other things, that Forest, six other electrical contractors and the IBEW conspired to prevent competition and to monopolize the market for communications wiring services in the New York City area thereby excluding plaintiffs from wiring jobs in that market. Plaintiffs allege they have lost profits as a result of this concerted activity and seek damages in the amount of $50 million after trebling plus attorney's fees. However, plaintiffs' damages expert has stated in his pre-trial deposition that he estimates plaintiffs' damages at $8.7 million before trebling. Forest has denied the allegations of wrongdoing set forth in the complaint, and pre-trail discovery has been completed. No trial date has been set by the Court. Forest believes that the suit is without merit. In August 2005, Forest and the other defendants moved for summary judgment dismissing all claims. The parties do not know when the motion will be decided and there is no assurance that the motion will be granted in the action. (b) A civil action brought by a joint venture (the "JV") between our subsidiary Poole & Kent Corporation and an unrelated company in the Fairfax, Virginia Circuit Court in which the JV seeks damages from the Upper Occoquan Sewage Authority ("UOSA") resulting from material breaches of a construction contract (the "Contract") entered into between the JV and UOSA for construction of a wastewater treatment facility. As a result of a jury decision on March 11, 2005 and a subsequent ruling on June 27, 2005 of the trial judge in the action, it was determined that the JV is entitled to be paid approximately $17.0 million in connection with the UOSA project in addition to the amounts it has already received from UOSA. The JV has asserted additional claims against UOSA relating to the same project which are also pending in the Fairfax, Virginia Circuit Court and which could result in another trial between the JV and UOSA to be held at a date not yet determined and in which the JV would seek damages in excess of $18.0 million. In accordance with the joint venture agreement establishing the JV, Poole & Kent is entitled to approximately one-half of the aggregate amounts paid and to be paid by UOSA to the JV. The JV and UOSA are each seeking to have the determinations in the trial court reversed on appeal to the Virginia Supreme Court. However, there is no assurance that the Virginia Supreme Court will hear the appeals or, if the appeals are heard, that they will be resolved in favor of the JV.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted for a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2005.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

      FRANK T. MACINNIS, Age 59; Chairman of the Board and Chief Executive Officer of the Company since April 1994. Mr. MacInnis was elected to the additional position of President on February 26, 2004 and served as such until October 25, 2004. He also served as President of the Company from April 1994 to April 1997. From April 1990 to April 1994, Mr. MacInnis served as President and Chief Executive Officer, and from August 1990 to April 1994 as Chairman of the Board, of Comstock Group, Inc., a nationwide electrical contracting company. From 1986 to April 1990, Mr. MacInnis was Senior Vice President and Chief Financial Officer of Comstock Group, Inc. In addition, from 1986 to April 1994, Mr. MacInnis was also President of Spie Group Inc., which had interests in Comstock Group, Inc., Spie Construction Inc., a Canadian pipeline construction company, and Spie Horizontal Drilling Inc., a U.S. company, engaged in underground drilling for the installation of pipelines and communications cable.

      ANTHONY J. GUZZI, Age 41; President and Chief Operating Officer since October 25, 2004. From August 2001, until he joined the Company, Mr. Guzzi served as President of the North American Distribution and Aftermarket Division of Carrier Corporation ("Carrier"). Carrier is a manufacturer and distributor of commercial and residential HVAC and refrigeration systems and equipment and a provider of aftermarket services and components of its own products and those of other manufacturers in both the HVAC and refrigeration industries. From January 2001 to August 2001, Mr. Guzzi was President of Carrier's Commercial Systems and Services Division and from June 1998 to December 2000, he was Vice President and General Manager of Carrier's Commercial Sales and Services Division.

      SHELDON I. CAMMAKER, Age 66; Executive Vice President and General Counsel of the Company since September 1987 and Secretary of the Company since May 1997. Prior to September 1987, Mr. Cammaker was a senior partner of the New York City law firm of Botein, Hays & Sklar.

      LEICLE E. CHESSER, Age 59; Executive Vice President and Chief Financial Officer of the Company since May 1994. From April 1990 to May 1994, Mr. Chesser served as Executive Vice President and Chief Financial Officer of Comstock Group, Inc., and from 1986 to May 1994, Mr. Chesser was also Executive Vice President and Chief Financial Officer of Spie Group, Inc.

      R. KEVIN MATZ, Age 47; Senior Vice President - Shared Services of the Company since June 2003. From April 1996 to June 2003, Mr. Matz served as Vice President and Treasurer of the Company and Staff Vice President - Financial Services of the Company from March 1993 to April 1996. From March 1991 to March 1993, Mr. Matz was Treasurer of Sprague Technologies Inc., a manufacturer of electronic components.

      MARK A. POMPA, Age 41; Senior Vice President - Chief Accounting Officer and Treasurer of the Company since June 2003. From September 1994 to June 2003, Mr. Pompa was Vice President and Controller of the Company.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      MARKET INFORMATION. Our common stock trades on the New York Stock Exchange under the symbol "EME".

      The following table sets forth high and low sales prices for the common stock for the periods indicated as reported by the New York Stock Exchange, adjusted for a 2-for-1 stock split effected in the form of a 100% stock distribution made on February 10, 2006:

2005                                                         HIGH     LOW
----                                                        ------  ------
First Quarter ...........................................   $24.95  $20.90
Second Quarter ..........................................   $25.50  $21.76
Third Quarter ...........................................   $29.76  $24.15
Fourth Quarter ..........................................   $36.14  $27.98

2004                                                         HIGH     LOW
----                                                        ------  ------
First Quarter ...........................................   $22.56  $17.03
Second Quarter ..........................................   $23.01  $17.90
Third Quarter ...........................................   $22.00  $18.76
Fourth Quarter ..........................................   $23.69  $18.71

      HOLDERS. As of February 17, 2006, there were 123 stockholders of record and, as of that date, we estimate there were approximately 8,800 beneficial owners holding our common stock in nominee or "street" name.

      DIVIDENDS. We did not pay dividends on our common stock during 2005 or 2004, and we do not anticipate that we will pay dividends on our common stock in the foreseeable future. Our working capital credit facility limits the payment of dividends on our common stock.

      SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. The following table summarizes, as of December 31, 2005, equity compensation plans that were approved by stockholders and equity compensation plans that were not approved by stockholders. The information in the table and in the Notes thereto have been adjusted for the 2-for-1 stock split effected on February 10, 2006.

                                                Equity Compensation Plan Information
                                     A                         B                        C
                        --------------------------   --------------------   -------------------------
                                                                               NUMBER OF SECURITIES
                                                                             REMAINING AVAILABLE FOR
                        NUMBER OF SECURITIES TO BE     WEIGHTED AVERAGE       FUTURE ISSUANCE UNDER
                         ISSUED UPON EXERCISE OF      EXERCISE PRICE OF     EQUITY COMPENSATION PLANS
                           OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES
PLAN CATEGORY               WARRANTS AND RIGHTS       WARRANTS AND RIGHTS     REFLECTED IN COLUMN A)
---------------------   --------------------------   --------------------   -------------------------
Equity Compensation
  Plans Approved
  by Stockholders               1,449,996                   $19.20                 1,206,524(2)

Equity Compensation
  Plans Not Approved
  by Security Holders           2,364,944(1)                $19.71                    51,058(3)
                                ---------                                          ---------
Total                           3,814,940                   $19.52                 1,257,582
                                =========                                          =========

---------
(1) 129,666 shares relate to outstanding options to purchase shares of our common stock which were granted to our employees (other than executive officers) (the "Employee Options"), 2,041,066 shares relate to outstanding options to purchase shares of our common stock which were granted to our executive officers (the "Executive Options"), 28,000 shares relate to outstanding options to purchase shares of our common stock which were granted to our Directors (the "Director Options"), and 166,212 shares relate to restricted common stock units ("RSUs") described below under "Restricted Share Units."

(2) Includes 114,924 shares of our common stock available for future issuance under our 1997 Non-Employee Directors' Non-Qualified Stock Option Plan (the "1997 Directors' Plan"), 60,000 shares of our common stock available for future issuance under our 2003 Non-Employee Directors' Stock Option Plan, 79,600 shares of our common stock available for future issuance under our 2003 Management Stock Incentive Plan, 900,000 shares of our common stock available for future issuance under our 2005 Management Stock Incentive Plan and 52,000 shares of our common stock available for future issuance under our 2005 Stock Plan for Directors. The shares available for future issuance under our 2003 and 2005 Management Stock Incentive Plans may be issuable in respect of options and/or stock appreciation rights granted under the Plan and/or may also be issued pursuant to the award of restricted stock, unrestricted stock and/or awards that are valued in whole or in part by reference to, or are otherwise based on the fair market value of, our common stock. Our shares of common stock that remain available for issuance under our 2005 Stock Plan for Directors are issuable to each non-employee director who elects to receive $40,000 of his non-cash annual retainer in shares of our common stock. The number of shares issuable to each such director is determined by dividing $40,000 by the fair market value of a share of our common stock as of the first business day of each calendar year and increasing such resulting number by 20%. One-half of such shares are to be delivered to the director promptly after the first business day of the calendar year, and the other half are held by us for one year after which they are to be delivered to the director.

(3)   Represents shares relating to the grant of RSUs.

EMPLOYEE OPTIONS

      The Employee Options referred to in note (1) to the immediately preceding table under Equity Compensation Plan Information (the "Table") vest over three years in equal annual installments, commencing with the first anniversary of the date of grant of the Employee Options. Our Board of Directors granted such Employee Options to certain of our key employees based upon their performance. Those Employee Options have an exercise price per share equal to the fair market value of a share of our common stock on their respective grant dates and have a term of ten years from the grant date.

EXECUTIVE OPTIONS

      The references below to numbers of options and to option exercise prices have been adjusted for the 2-for-1 stock split effected on February 10, 2006.

      280,000 of the Executive Options referred to in note (1) to the Table were granted to six of our executive officers in connection with their employment agreements with us, which employment agreements were made as of January 1, 1998, as amended (the "1998 Employment Agreements"). Pursuant to the terms of the 1998 Employment Agreements, each such executive officer received a fixed number of Executive Options on the first business day of 2000 and 2001 with respective exercise prices of $8.78 and $12.72 per share; in addition, Mr. MacInnis, our Chairman of the Board and Chief Executive Officer, received an additional grant under his 1998 Employment Agreement of an option to purchase 400,000 shares with an exercise price of $9.88 per share. Such Executive Options vested on the first anniversary of the grant date, other than the option granted to Mr. MacInnis for 400,000 shares which vested in four equal installments based upon our common stock reaching target stock prices of $12.50, $15.00, $17.50 and $20.00.

      1,301,066 of the Executive Options referred to in note (1) to the Table were granted to six executive officers in connection with employment agreements with us, which employment agreements were dated January 1, 2002 (the "2002 Employment Agreements") and 60,000 of the Executive Options were granted to Mr. Anthony Guzzi, our President and Chief Operating Officer, when he joined us in October 2004. Of these Executive Options, (i) an aggregate amount of 342,200 of such Executive Options were granted on December 14, 2001 (exercisable in full upon grant) with an exercise price of $20.85 per share, (ii) an aggregate amount of 291,400 of such Executive Options were granted on January 2, 2002 with an exercise price of $23.18 per share, (iii) an aggregate amount of 282,670 of such Executive Options were granted on January 2, 2003 with an exercise price of $27.37 and (iv) an aggregate amount of 384,796 of such Executive Options were granted on January 2, 2004 with an exercise price of $21.92. The Executive Options referred to above in clause (i) were exercisable in full on the grant date; the Executive Options referred to above in clauses (ii), (iii) and (iv) provided that they were exercisable as follows: one-fourth on the grant date, one-fourth on the first anniversary of the grant date, one-fourth on the second anniversary of the grant date and one-fourth on the last business day of the calendar year immediately preceding the third anniversary of the grant date. During 2004, the out-of-the-money Executive Options referred to in clauses (iii) and (iv) were vested in full in anticipation of a change in accounting rules requiring the expensing of stock options beginning in January 2006. The options granted to Mr. Guzzi are exercisable in three equal annual installments, commencing with the first anniversary of the date of grant.

      Each of the Executive Options granted have a term of ten years from their respective grant dates and an exercise price per share equal to the fair market value of a share of common stock on their respective grant dates.

DIRECTOR OPTIONS

      The references below to numbers of options and to option exercise prices have been adjusted for the 2-for-1 stock split effected on February 10, 2006.

      During 2002, each of our non-employee directors received 4,000 Director Options and in 2003, Mr. Larry J. Bump, upon his election to the Board, received 4,000 Director Options. These options were in addition to the 6,000 options to purchase our common stock that were granted to each non-employee director under our 1995 Non-Employee Directors' Non-Qualified Stock Option Plan, which plan has been approved by the our stockholders. The price at which such Director Options are exercisable is equal to the fair market value per share of common stock on the grant date. The exercise price per share of the Director Options is $27.75 per share, except those granted to Mr. Yonker, upon his election to the Board on October 25, 2002, which have an exercise price of $25.88 per share, and those granted to Mr. Bump, upon his election to the Board on February 27, 2003, which have an exercise price of $24.08 per share. All of these options became exercisable commencing with the grant date and have a term of ten years from the grant date.

RESTRICTED SHARE UNITS

      An Executive Stock Bonus Plan (the "Stock Bonus Plan") was adopted by our Board of Directors in October 2000 and amended on December 11, 2003. Pursuant to the Stock Bonus Plan, as amended, 25% of the annual bonus earned by each executive officer is automatically credited to him in the form of Restricted Stock Units ("RSUs") that will subsequently be converted into shares of our common stock at a 15% discount from the fair market value of common stock as of the date the annual bonus is determined. The units are to be converted into shares of common stock and delivered to the executive officer on the earliest of
(i) the first business day following the day upon which we release to the public generally our results in respect of the fourth quarter of the third calendar year following the year in respect of which the RSUs were granted ("Release Date"), (ii) the executive officer's termination of employment for any reason or
(iii) immediately prior to a "change of control" (as defined in the Stock Bonus
Plan). In addition, pursuant to the Stock Bonus Plan, each executive officer is permitted at his election to cause all or part of his annual bonus not automatically credited to him in the form of RSUs under the Stock Bonus Plan to be credited to him in the form of units ("Voluntary Units") that will subsequently be converted into common stock at a 15% discount from the fair market value of common stock as of the date the annual bonus is determined. An election to accept Voluntary Units under the Stock Bonus Plan must be made at least six months prior to the end of calendar year in respect of which the bonus will be payable. These Voluntary Units are to be converted into shares of common stock and delivered to the executive officer on the earliest of (i) the date elected by the executive officer, but in no event earlier than the Release Date,
(ii) the executive officer's termination of employment or (iii) immediately prior to a "change of control." In addition, on October 25, 2004, when Mr. Guzzi joined the Company, he was granted 50,000 (as adjusted for the 2-for-1 stock split effected on February 10, 2006) restricted stock units, and 25,000 (as adjusted for the 2-for-1 stock split) of these units were converted into an equal number of shares of the Company's common stock on March 1, 2005 and 25,000 (as adjusted for the 2-for-1 stock split effected on February 10, 2006) of those units will be converted into an equal number of shares of our common stock on the first business day immediately following the day upon which the Company releases to the public our results for the fourth quarter of 2005.

ITEM 6. SELECTED FINANCIAL DATA

      The following selected financial data has been derived from our audited financial statements and should be read in conjunction with the consolidated financial statements, the related notes thereto and the report of our independent registered public accounting firm thereon included elsewhere in this and in previously filed annual reports on Form 10-K of EMCOR.

      As required, the results of operations for all years presented have been adjusted to reflect a 2-for-1 stock split effected in the form of a 100% stock distribution made February 10, 2006. See Note H - Common Stock. The results of operations for all years presented reflect discontinued operations accounting due to the sale of a subsidiary in 2005.

INCOME STATEMENT DATA
(In thousands, except per share data)

                                                                                  YEARS ENDED DECEMBER 31,
                                                            ----------------------------------------------------------------------
                                                               2005           2004           2003           2002           2001
                                                            ----------     ----------     ----------     ----------     ----------
Revenues ..............................................     $4,714,547     $4,718,010     $4,500,401     $3,968,051     $3,419,854
Gross profit ..........................................        499,764        444,600        477,511        482,634        391,823
Operating income ......................................         81,131         42,250         46,057        115,539         88,682
Net income ............................................     $   60,042     $   33,207     $   20,621     $   62,902     $   50,012
                                                            ==========     ==========     ==========     ==========     ==========
Basic earnings per share - continuing operations ......     $     1.97     $     1.09     $     0.67     $     2.12     $     1.93
Basic earnings per share - discontinued operations ....          (0.04)         (0.00)          0.02             --             --
                                                            ----------     ----------     ----------     ----------     ----------
                                                            $     1.93     $     1.09     $     0.69     $     2.12     $     1.93
                                                            ==========     ==========     ==========     ==========     ==========
Diluted earnings per share - continuing operations ....     $     1.93     $     1.07     $     0.65     $     2.04     $     1.70
Diluted earnings per share - discontinued operations ..          (0.04)         (0.00)          0.02             --             --
                                                            ----------     ----------     ----------     ----------     ----------
                                                            $     1.89     $     1.07     $     0.67     $     2.04     $     1.70
                                                            ==========     ==========     ==========     ==========     ==========

BALANCE SHEET DATA
(In thousands)

                                                                                        AS OF DECEMBER 31,
                                                           -----------------------------------------------------------------------
                                                              2005            2004             2003            2002        2001
                                                           ----------     ----------       ----------      ----------   ----------
Stockholders' equity (a) ..............................    $  615,436     $  562,361       $  521,356      $  489,870   $  421,933
Total assets ..........................................    $1,778,941     $1,817,969       $1,795,247      $1,758,491   $1,349,664
Goodwill ..............................................    $  283,412     $  279,432       $  277,994      $  290,412   $   56,011
Notes payable .........................................    $       --     $       --       $       --      $   21,815   $      573
Borrowings under working capital credit lines .........    $       --     $   80,000       $  139,400      $  112,000   $       --
Other long-term debt, including current maturities ....    $      387     $      476       $      589      $    1,015   $      973
Capital lease obligations .............................    $    1,570     $    1,662       $      339      $      351   $      249

----------
(a) No cash dividends on the Company's common stock have been paid during the past five years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      We are one of the largest mechanical and electrical construction and facilities services firms in the United States, Canada, the United Kingdom and in the world. We provide services to a broad range of commercial, industrial, utility and institutional customers through approximately 70 principal operating subsidiaries and joint venture entities. Our offices are located in 41 states and the District of Columbia in the United States, six provinces in Canada and 12 primary locations in the United Kingdom. In the United Arab Emirates, we carry on business through two joint ventures.

OVERVIEW

      On February 10, 2006, we effected a 2-for-1 stock split in the form of a stock distribution of one common share for each common share owned on the record date of January 30, 2006. The earnings per share data gives effect to the stock split, applied retroactively, to all periods presented.

      Operating income for 2005 was $81.1 million, an increase of $38.9 million, or 92.2%, compared to operating income of $42.2 million for 2004, on revenues of approximately $4.7 billion in both periods. Our United States mechanical construction and facilities services, United States facilities services and United Kingdom construction and facilities services operating segments each reported increased operating income and operating income as a percentage of revenues ("operating margin") for 2005 compared to 2004, the United States electrical construction and facilities services operating segment performed approximately the same as 2004, and the Canada construction and facilities services segment reported a smaller operating loss for 2005 than for 2004.

      Net income for 2005 was positively impacted by tax adjustments of $17.5 million, compared to $13.9 million of positive tax adjustments for 2004. Net cash provided by operating activities was $143.3 million in 2005, a $98.4 million improvement over 2004. Primarily as a result of the improvement in net cash provided by operating activities, we reduced borrowings under our working capital credit line to zero at December 31, 2005 compared to $80.0 million at December 31, 2004 and increased cash and cash equivalents by $44.7 million to $103.8 million at December 31, 2005.

      On September 30, 2005, we disposed of one of our subsidiaries in the United States facilities services segment. Consequently, results of operations for all prior periods reflect discontinued operations accounting. Included in the results of discontinued operations for 2005 is a loss of $1.3 million, net of income tax, by reason of the sale of the subsidiary. We will not have any future involvement with this subsidiary.

      Net income and diluted earnings per share for 2005 compared to 2004 were positively impacted by (a) generally improved performance on United States and United Kingdom construction contracts, (b) greater availability of generally higher margin discretionary project work in the United States and United Kingdom, (c) favorable income tax adjustments of $17.5 million, (d) the settlement of an insurance coverage related dispute which contributed approximately $5.6 million to operating income, (e) a generally improved economic environment, particularly for the commercial construction industry and
(f) reduced losses in the Canada construction and facilities services segment. The favorable income tax adjustments of $17.5 million were comprised of a reversal of $22.7 million in income tax reserves no longer required, partially offset by a $5.2 million income tax provision related to a valuation allowance recorded to reduce deferred tax assets related to net operating losses and other temporary differences of our Canada construction and facilities services segment. The valuation allowance was required because there is uncertainty as to whether the segment will have sufficient taxable income in the future to realize the income tax benefit of such deferred tax assets. The results for 2004 also included favorable income tax adjustments of $13.9 million (see discussion below). Results for 2005 were negatively impacted by non-cash expenses of $11.7 million as a result of proceedings in a civil action described below brought against the Upper Occoquan Sewage Authority by a joint venture consisting of one of our subsidiaries and an unrelated company.

      Net income and diluted earnings per share for 2004 increased compared to 2003 after excluding 2004 restructuring expenses of $8.3 million and a gain on the sale of assets of the United Kingdom Delcommerce equipment rental services division of $2.8 million. Positively impacting 2004 operating income was increased gross profits from our United Kingdom construction and facilities services segment, increased gross profit from United States transportation infrastructure projects and favorable income tax adjustments of $13.9 million. The income tax adjustment was comprised of $22.1 million in income tax reserves no longer required, partially offset by $8.2 million of income tax provision related to a valuation allowance recorded to reduce deferred tax assets related to net operating losses and other temporary differences in the United Kingdom construction and facilities services segment inasmuch as there was uncertainty whether that segment will have sufficient taxable income in the future to realize the income tax benefit of such deferred tax assets. These increases were offset by decreased gross profits due to (a) poor performance on certain construction work, particularly in the United States mechanical construction and facilities services and Canada construction and facilities services segments,
(b) continued decreased availability of generally higher margin discretionary small project spending and repair and maintenance work in certain geographical markets in the United States, (c) heightened price competition for commercial, industrial and public sector work in the United States and (d) increased prices for certain fixed price construction project materials, particularly in Canada. Selling, general and administrative expenses for 2004 decreased compared to 2003 primarily due to reduced salary costs and other variable costs associated with reductions in personnel in all segments. We also sold our interest in a South African joint venture for a gain of $1.8 million during 2004.

      A civil action (the "UOSA Action") was brought by a joint venture (the "JV") between our subsidiary Poole & Kent Corporation ("Poole & Kent") and an unrelated company in the Fairfax, Virginia Circuit Court based on a material breach by the Upper Occoquan Sewage Authority ("UOSA") of a construction contract between the JV and UOSA. As a result of a jury decision on March 11, 2005 and a subsequent ruling on June 27, 2005 of the trial judge in the action, it was determined that the JV is entitled to be paid approximately $17.0 million in connection with the UOSA project in addition to the amounts it has already received from UOSA. However, inasmuch as the jury decision and the trial judge's subsequent ruling did not reflect the amount the JV sought in the trial, we recorded a non-cash expense of approximately $8.7 million during the first quarter of 2005 following the jury decision on March 11, 2005 and an additional non-cash expense of approximately $3.0 million during the second quarter of 2005 following the trial judge's ruling on June 27, 2005. These non-cash expenses reflected a write-off of unrecovered costs of Poole & Kent in completing certain work related to this project based on what we believe is probable of recovery by the JV based on current facts. (The unrecoverable costs were included in the balance sheet account "costs and estimated earnings in excess of billings on uncompleted contracts" in our consolidated balance sheet as of December 31, 2004.) The JV has asserted additional claims against UOSA relating to the same project which are also pending in the Fairfax, Virginia Circuit Court and which could result in another trial between the JV and UOSA to be held at a date not yet determined and in which the JV would seek damages in excess of $18.0 million. Upon the resolution of the additional claims referred to in the immediately preceding sentence, we may record income or additional non-cash expense. In accordance with the joint venture agreement establishing the JV, Poole & Kent is entitled to approximately one-half of the aggregate amounts paid and to be paid by UOSA to the JV. The JV and UOSA are each seeking to have the determinations in the trial court reversed on appeal to the Virginia Supreme Court. However, there is no assurance that the Virginia Supreme Court will hear the appeals or, if the appeals are heard, that they will be resolved in favor of the JV.

      The 2005 and 2004 results were also positively affected by the implementation, beginning in 2003, of significant strategic decisions and management changes we initiated. These actions included the curtailment of work on certain types of public sector projects, replacement of senior management at certain business units and increased focus on reducing selling, general and administrative expenses in all segments. Related to these actions were $1.8 million and $8.3 million of restructuring expenses for 2005 and 2004, respectively. The restructuring expenses were primarily related to employee severance obligations.

OPERATING SEGMENTS

      We have the following reportable segments which provide services associated with the design, integration, installation, startup, operation and maintenance of various systems, (a) United States electrical construction and facilities services (involving systems for generation and distribution of electrical power, lighting systems, low-voltage systems such as fire alarm, security, communications and process control systems and voice and data systems), (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room ventilation systems, fire protection systems and plumbing, process and high-purity piping systems), (c) United States facilities services, (d) Canada construction and facilities services, (e) United Kingdom construction and facilities services and (f) Other international construction and facilities services. The segment "United States facilities services" principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers' facilities (mobile operation and maintenance services, site-based operation and maintenance services, facility planning and consulting services, energy management programs and the design and construction of energy-related projects) which services are not related to customers' construction programs. The Canada, United Kingdom and Other international segments perform electrical construction, mechanical construction and facilities services. "Other international construction and facilities services" represents our operations outside of the United States, Canada and the United Kingdom (currently primarily in the Middle East). In August of 2004, we sold our interest in a South African joint venture.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

      Our consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are described in Note B - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of this Form 10-K. There was no adoption of any new accounting policies during 2005. We believe that some of the more critical judgment areas in the application of accounting policies that affect our financial condition and results of operations are the impact of changes in the estimates and judgments pertaining to (a) revenue recognition from (i) long-term construction contracts for which the percentage-of-completion method of accounting is used and (ii) services contracts, (b) collectibility or valuation of accounts receivable, (c) insurance liabilities, (d) income taxes and (e) goodwill and intangible assets.

REVENUE RECOGNITION FROM LONG-TERM CONSTRUCTION CONTRACTS AND SERVICES CONTRACTS

      We believe our most critical accounting policy is revenue recognition from long-term construction contracts for which we use the percentage-of-completion method of accounting. Percentage-of-completion accounting is the prescribed method of accounting for long-term contracts in accordance with accounting principles generally accepted in the United States, Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," and, accordingly, is the method used for revenue recognition within our industry. Percentage-of-completion for each contract is measured principally by the ratio of costs incurred to date to perform each contract to the estimated total costs to perform such contract at completion. Certain of our electrical contracting business units measure percentage-of-completion by the percentage of labor costs incurred to date to perform each contract to the estimated total labor costs to perform such contract at completion. Provisions for the entirety of estimated losses on uncompleted contracts are made in the period in which such losses are determined. Application of percentage-of-completion accounting results in the recognition of costs and estimated earnings in excess of billings on uncompleted contracts in our consolidated balance sheets. Costs and estimated earnings in excess of billings on uncompleted contracts reflected in the consolidated balance sheets arise when revenues have been recognized but the amounts cannot be billed under the terms of contracts. Such amounts are recoverable from customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. Costs and estimated earnings in excess of billings on uncompleted contracts also include amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value and take into account factors that may affect the ability to bill unbilled revenues and collect amounts after billing. No profit is recognized in connection with claim amounts. As of December 31, 2005 and 2004, costs and estimated earnings in excess of billings on uncompleted contracts included unbilled revenues for unapproved change orders of approximately

$56.3 million and $65.4 million, respectively, and claims of approximately $36.6 million and $53.5 million, respectively. In addition, accounts receivable as of December 31, 2005 and 2004 include claims of approximately $4.7 million and $5.4 million, respectively, plus unapproved change orders and contractually billed amounts related to such contracts of approximately $76.2 million and $75.5 million, respectively. Generally, contractually billed amounts will not be paid by the customer to us until final resolution of related claims. Due to uncertainties inherent in estimates employed in applying percentage-of-completion accounting, estimates may be revised as project work progresses. Application of percentage-of-completion accounting requires that the impact of revised estimates be reported prospectively in the consolidated financial statements. In addition to revenue recognition for long-term construction contracts, we recognize revenues from services contracts as such contracts are performed in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition, revised and updated" ("SAB 104"). There are two basic types of services contracts: (a) fixed price services contracts which are signed in advance for maintenance, repair and retrofit work over periods typically ranging from one to three years (pursuant to which our employees may be at a customer's site full time) and (b) services contracts which may or may not be signed in advance for similar maintenance, repair and retrofit work on an as needed basis (frequently referred to as time and material work). Fixed price services contracts are generally performed over the contract period, and accordingly, revenue is recognized on a pro-rata basis over the life of the contract. Revenues derived from other services contracts are recognized when the services are performed in accordance with SAB 104. Expenses related to all services contracts are recognized as incurred.

ACCOUNTS RECEIVABLE

      We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of past due balances. The provisions for bad debts during 2005, 2004 and 2003 amounted to approximately $8.5 million, $7.0 million and $11.2 million, respectively. At December 31, 2005 and 2004, our accounts receivable of $1,046.4 million and $1,073.5 million, respectively, included allowances for doubtful accounts of $30.0 million and $36.2 million, respectively. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to a deterioration of its financial condition or its credit ratings. The allowance requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis and as additional information is received.

INSURANCE LIABILITIES

      We have deductibles for certain workers' compensation, auto liability, general liability and property claims, have self-insured retentions for certain other casualty claims, and are self-insured for employee-related health care claims. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate of these obligations. We believe the liabilities recognized on our balance sheets for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences and effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and will be recorded in the period that the experience becomes known.

INCOME TAXES

      We have net deferred tax assets primarily resulting from deductible temporary differences of $12.3 milion and $2.5 million at December 31, 2005 and 2004, respectively, which will reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. As of December 31, 2005 and 2004, the total valuation allowance on net deferred tax assets was approximately $18.7 million and $10.9 million, respectively. The increase in the valuation allowance for 2005 was recorded to reduce deferred tax assets related to net operating losses and other temporary differences of our Canada construction and facilities services segment inasmuch as there is uncertainty of sufficient future income from this segment to realize the benefit of such deferred tax assets. Additionally, an increase in the valuation allowance was required for an increase in the deferred tax asset recorded to reflect an increase in the minimum pension liability for the United Kingdom pension plan inasmuch as there is uncertainity of sufficient future income from the United Kingdom construction and facilities services segment to realize the benefit of such deferred tax assets.

GOODWILL AND INTANGIBLE ASSETS

      As of December 31, 2005, we had goodwill and net identifiable intangible assets (primarily the market value of our backlog, customer relationships and trademarks and trade names) of $283.4 million and $17.0 million, respectively, arising out of the acquisition of companies. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") requires goodwill to be tested for impairment, on at least an annual basis (each October 1), and be written down when impaired, rather than amortized as previous standards required. Furthermore, SFAS 142 requires that identifiable intangible assets, other than goodwill, be amortized over their useful lives unless these lives are determined to be indefinite. Changes in strategy and/or market conditions may result in adjustments to recorded intangible asset balances. As of December 31, 2005, no indicators of impairment of our goodwill or indefinite lived intangible assets resulted from our annual impairment review, which was performed in accordance with the provisions of SFAS 142 and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). See Note B - Summary of Significant Accounting Policies of the notes to consolidated financial statements for additional discussion of the provisions of SFAS 142 and SFAS 144.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

      The reportable segments reflect, in all years presented, discontinued operations accounting due to the sale of a subsidiary in 2005 and certain reclassifications of prior years amounts among the segments due to changes in EMCOR's internal reporting structure.

REVENUES

      As described below in more detail, revenues for 2005 and 2004 were approximately $4.7 billion. Although the total revenues in the two years were approximately the same, 2005 revenues when compared to 2004 were positively impacted by increased private sector commercial construction and discretionary project work, offset by our planned curtailment of work on certain types of public sector and other longer-term projects by certain of our subsidiaries. Revenues for 2004 increased 4.8% to $4.7 billion compared to $4.5 billion for 2003. This revenue growth in 2004 was principally due to (a) increased work on United States transportation infrastructure, financial services, healthcare and hospitality construction projects, (b) the impact of favorable foreign exchange rate changes on revenues generated in the Canada construction and facilities services segment (despite reduced revenues from our Canadian segment as a consequence of certain power generation and healthcare projects having been completed in 2003) and in the United Kingdom construction and facilities services segment and (c) an increase in the number of United States site-based facilities services contracts. This growth in 2004 revenues was partially offset by reduced revenues from power generation projects, office and manufacturing construction projects and repair and maintenance work in the United States.

      Our contract backlog at December 31, 2005 was $2.76 billion compared to $2.75 billion at December 31, 2004. The increase in backlog compared to the prior year end was primarily due to the addition of private sector construction contracts, partially offset by the curtailment of work on certain types of public sector and other longer-term projects at certain subsidiaries. This increase in backlog has been supplemented by an increase in smaller shorter-term discretionary project work. A portion of the increase in such work is not included in backlog due to its shorter duration (i.e. work started and completed in less than a three month period). Backlog is not a term recognized under accounting principles generally accepted in the United States; however, it is a common measurement used in our industry. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of facilities services contracts. However, if the remaining term of a facilities services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in the backlog are limited to only 12 months of revenues.

      The following table presents EMCOR's revenues by operating segment and the approximate percentages that each segment's revenues was of total revenues for the years ended December 31, 2005, 2004 and 2003 (in millions, except for percentages):

                                                                                 % OF               % OF                % OF
                                                                         2005    TOTAL     2004     TOTAL     2003     TOTAL
                                                                       --------  -----   --------   -----   --------   -----
Revenues from unrelated entities:
  United States electrical construction and facilities services ....   $1,224.6   26%    $1,235.3    26%    $1,239.5    28%
  United States mechanical construction and facilities services ....    1,718.5   36%     1,825.7    39%     1,715.8    38%
  United States facilities services ................................      756.2   16%       697.7    15%       627.0    14%
                                                                       --------          --------           --------
  Total United States operations ...................................    3,699.3   78%     3,758.7    80%     3,582.3    80%
  Canada construction and facilities services ......................      342.1    7%       280.8     6%       346.8     8%
  United Kingdom construction and facilities services ..............      673.1   14%       678.5    14%       571.3    13%
  Other international construction and facilities services .........         --   --           --     --          --    --
                                                                       --------          --------           --------
  Total worldwide operations .......................................   $4,714.5  100%    $4,718.0   100%    $4,500.4   100%
                                                                       ========          ========           ========

      Revenues of our United States electrical construction and facilities services segment for 2005 decreased $10.7 million compared to 2004. The decrease in revenues were primarily attributable to reduced transportation infrastructure construction work and construction work for financial services firms, partially offset by increased commercial construction and discretionary project work generally due to the greater availability of such work. Revenues for 2004 decreased $4.2 million compared to 2003. The decrease in revenues was primarily due to fewer power generation and manufacturing construction projects available, partially offset by an increase in the availability of transportation infrastructure, financial services and hospitality work.

      Revenues of our United States mechanical construction and facilities services segment for 2005 decreased $107.2 million compared to 2004. The revenues decrease was primarily attributable to a planned decrease in activities of certain subsidiaries related to the reduction in certain types of public sector and other long-term projects undertaken, partially offset by increased wastewater treatment and hospitality projects undertaken by certain of our subsidiaries and increased discretionary project work. The increase in discretionary project work was partially attributable to seasonably warm weather conditions in 2005 compared to unseasonably cool weather conditions in 2004. Revenues for 2004 increased $109.9 million compared to 2003. The increase in revenues was primarily attributable to increased work on healthcare, hospitality and financial services construction projects, partially offset by decreased power generation work, commerical work, discretionary small projects and repair and maintenance work. In 2003, our mid-western markets were negatively impacted by a fall off in available outage upgrade and replacement work at manufacturing facilities. In addition, revenues in 2003 were negatively impacted by declines in small and discretionary projects and repairs and maintenance work caused largely by the cooler than normal summer weather conditions in parts of the United States.

      United States facilities services revenues, which include our operations that principally provide maintenance and consulting services, increased $58.5 million for 2005 compared to 2004. The increase was primarily attributable to increases in the availability of discretionary project work due to improved economic conditions, an increase in mobile services revenues which was partially attributable to seasonably warm weather conditions compared to unseasonably cool weather conditions for 2004 and increases in the number of site based operations contracts as a result of increased sales efforts. Revenues increased $70.7 million for 2004 compared to 2003. The increase in revenues for 2004 was primarily attributable to increased site-based facilities services contracts as a result of increased sales efforts.

      Revenues of the Canada construction and facilities services segment increased by $61.3 million for 2005 compared to 2004. The increase in revenues were due to increased discretionary project work at manufacturing facilities, construction work at oil and gas extraction facilities, construction work at hospitals and power transmission line work generally due to the greater availability of such work. The revenues increases also reflected an increase of $22.9 million related to the change in the rate of exchange of Canadian dollars for United States dollars due to the strengthening of the Canadian dollar. Revenues decreased by $66.0 million for 2004 compared to 2003. This decrease was primarily due to the completion in 2003 of certain long-term power generation and healthcare projects, partially offset by increased revenues from power transmission projects. The decrease was also partially offset by $19.7 million of increased revenues resulting from the impact of changes in the rates of exchange of Canadian dollars for United States dollars due to the strengthening of the Canadian dollar.

      United Kingdom construction and facilities services revenues decreased $5.4 million for 2005 compared to 2004, principally due to a $7.3 million decrease related to the rate of exchange of British pounds for United States dollars due to the weakening of the British pound, partially offset by increased small discretionary project work. Revenues increased $107.2 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. This increase in revenues was principally due to an increase of $72.6 million resulting from the impact of changes in the rates of exchange of British pounds for United States dollars due to strengthening of the British pound and to increases in transportation infrastructure work.

      Other international construction and facilities services activities consist of operations primarily in South Africa (until the sale of our interest in its South African joint venture in August 2004) and in the Middle East. During each of 2005, 2004 and 2003, all of the projects in these markets were performed by joint ventures, and accordingly, the results of these joint venture operations were accounted for under the equity method of accounting. We continue to pursue new business selectively in the Middle Eastern and European markets; however, the availability of opportunities in these markets has been significantly reduced as a result of local economic factors, particularly in the Middle East.

COST OF SALES AND GROSS PROFIT

      The following table presents cost of sales, gross profit, and gross profit as a percentage of revenues for the years ended December 31, 2005, 2004 and 2003 (in millions, except for percentages):

                              2005       2004       2003
                            --------   --------   --------
Cost of sales ...........   $4,214.8   $4,273.4   $4,022.9
Gross profit ............   $  499.8   $  444.6   $  477.5
Gross profit margin .....       10.6%       9.4%      10.6%

      Our gross profit (revenues less cost of sales) increased $55.2 million for 2005 compared to 2004. Gross profit margin (gross profit as a percentage of revenues) was 10.6% for 2005 compared to 9.4% for 2004. The increase in gross profit was primarily attributable to improvements in United States and United Kingdom construction contract performance compared to the prior year primarily related to an increase in generally more profitable commercial construction work, the greater availability of generally higher margin small discretionary project work (including mobile services work), a decrease in certain types of public sector work which is generally less profitable, an improvement in gross profit in the Canada construction and facilities services segment and a favorable settlement of an insurance coverage related dispute of approximately $5.6 million. These improvements were partially offset by the results of the UOSA Action which resulted in $11.7 million of non-cash expenses during 2005. The increase in gross profit also reflected an increase of $1.1 million related to the change in the rate of exchange of Canadian dollars for United States dollars due to the strengthening of the Canadian dollar, offset by a decrease of $0.6 million related to the rate of exchange of British pounds for United States dollars due to the weakening of the British pound. Our gross profit decreased $32.9 million for 2004 compared to 2003. Gross profit margin was 9.4% for 2004 compared to 10.6% for 2003. Gross profit for 2004 was lower than in the prior year, despite greater revenues than in 2003, primarily due to (a) greater than originally estimated labor requirements to perform work as well as continued reduced labor productivity due to the uncertain construction job market, (b) reduced availability of higher margin small and discretionary project spending and repair and maintenance work, (c) increased competition for, and a related decrease in gross profit on, commercial, industrial and public sector work in the United States and (d) increased prices for material required for certain construction projects, which price increases particularly negatively impacted the Canada construction and facilities services segment gross profit. Positively impacting overall gross profit margin during 2004 were improved gross profit from the United Kingdom construction and facilities services segment and increased gross profit from United States transportation infrastructure, financial services and hospitality projects due to the increased availability and successful performance of these types of projects. Additionally, total gross profit increased $5.7 million in 2004 compared to 2003, primarily resulting from the impact of changes in the rates of exchange for British pounds to United States dollars.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      The following table presents selling, general and administrative expenses, and selling, general and administrative expenses as a percentage of revenues, for the years ended December 31, 2005, 2004 and 2003 (in millions, except for percentages):

                                                                               2005     2004     2003
                                                                              ------   ------   ------
Selling, general and administrative expenses ..............................   $416.9   $396.9   $431.5
Selling, general and administrative expenses as a percentage of revenues ..      8.8%     8.4%     9.6%

      Our selling, general and administrative expenses for 2005 increased $20.0 million to $416.9 million compared to $396.9 million for 2004. Selling, general and administrative expenses as a percentage of revenues were 8.8% for 2005 compared to 8.4% for 2004. Selling, general and administrative expenses were impacted in 2005 by increased incentive compensation expense due to our improved profitability. Selling, general and administrative expenses for 2004 decreased $34.5 million compared to 2003. Selling, general and administrative expenses as a percentage of revenues were 8.4% for 2004 compared to 9.6% for 2003. This decline in selling, general and administrative expenses both in dollars and as a percentage of revenues was primarily attributable to lower salary costs and other variable costs associated with reductions in personnel.

RESTRUCTURING EXPENSES

      Restructuring expenses, primarily relating to employee severance obligations, were $1.8 million and $8.3 million for 2005 and 2004, respectively. As of December 31, 2005, the balance of these obligations was $0.2 million, which we anticipate paying during 2006. There were no restructuring expenses for the year ended December 31, 2003.

GAIN ON SALE OF ASSETS

      The gain on sale of assets of $2.8 million for the year ended December 31, 2004 was related to the September 2004 sale of assets of our United Kingdom Delcommerce equipment rental services division. Concurrently with the sale, we entered into a long-term agreement to utilize the equipment rental services of the purchaser, a publicly traded United Kingdom company. In addition to this sale, there were no other sales of such assets in 2005, 2004 or 2003 other than the disposal of property, plant and equipment in the normal course of business.

OPERATING INCOME

      The following table presents our operating income (gross profit less selling, general and administrative expenses, restructuring expenses plus gain on sale of assets) by segment, and each segment's operating income as a percentage of its segment's revenues, for the years ended December 31, 2005, 2004 and 2003 (in millions, except for percentages):

                                                                                    % OF                % OF                % OF
                                                                                   SEGMENT             SEGMENT             SEGMENT
                                                                          2005    REVENUES    2004    REVENUES    2003    REVENUES
                                                                         ------   --------   ------   --------   ------   --------
Operating income (loss):
   United States electrical construction and facilities services .....   $ 79.7     6.5%     $ 81.2     6.6%     $ 57.8     4.7%
   United States mechanical construction and facilities services .....     22.0     1.3%       (1.2)     --        25.6     1.5%
   United States facilities services .................................     24.6     3.3%       14.1     2.0%       17.4     2.8%
                                                                         ------              ------              ------
   Total United States operations ....................................    126.3     3.4%       94.1     2.5%      100.8     2.8%
   Canada construction and facilities services .......................     (7.9)     --       (11.9)     --         2.0     0.6%
   United Kingdom construction and facilities services ................     7.5     1.1%        0.0      --       (22.4)     --
   Other international construction and facilities services ..........      0.0      --         0.5      --         0.3      --
   Corporate administration ..........................................    (43.0)     --       (35.0)     --       (34.7)     --
   Restructuring expense .............................................     (1.8)     --        (8.3)     --          --      --
   Gain on sale of assets .............................................      --      --         2.8      --          --      --
                                                                         ------              ------              ------
   Total worldwide operations .........................................    81.1     1.7%       42.2     0.9%       46.0     1.0%
Other corporate items:
   Interest expense ..................................................     (8.3)               (8.9)               (8.9)
   Interest income ...................................................      2.7                 1.9                 0.7
   Gain on sale of equity investment ..................................      --                 1.8                  --
   Minority interest .................................................     (4.5)               (3.8)               (1.9)
   Income from continuing operations before income taxes .............   $ 71.0              $ 33.3              $ 35.9

      As described in more detail below, our operating income was $81.1 million for 2005, $42.2 million for 2004 and $46.0 million for 2003. 2005 operating income increased $38.9 million compared to 2004 primarily due to (a) generally improved performance on United States and United Kingdom construction contracts,
(b) greater availability of generally higher margin discretionary project work in the United States and United Kingdom, (c) the settlement of an insurance coverage related dispute which contributed approximately $5.6 million, (d) a generally improved economic environment, particularly for the commercial construction industry and (e) reduced losses in the Canada construction and facilities services segment. Excluding 2004 restructuring expenses of $8.3 million and a gain on the sale of assets of $2.8 million, 2004 operating income increased $1.6 million compared to 2003. Operating income for 2004 compared to 2003 was also impacted by other factors previously discussed in the Overview above. Operating income was favorably impacted by $3.6 million, $9.8 million and $4.5 million in 2005, 2004 and 2003, respectively, in reduction of insurance liabilities previously established for insurance exposures as a consequence of effective risk management and safety programs.

      Our United States electrical construction and facilities services segment operating income was $79.7 million for 2005, a $1.5 million decrease compared to operating income of $81.2 million for 2004. The decrease in operating income was primarily the result of reduced transportation infrastructure and financial services projects, mostly offset by increased commercial construction and discretionary project work and approximately $4.5 million of income resulting from the settlement of the insurance coverage-related dispute referred to earlier. Our selling, general and administrative expenses decreased compared to the prior year primarily due to a reduction in personnel and a reduction in incentive compensation expense related to reduced profitability. Operating income for 2004 increased $23.4 million compared to 2003. This increase in 2004 operating income, when compared to 2003, was attributable principally to increased gross profit on transportation infrastructure, financial services and hospitality construction projects due to the increased availability and successful performance of these types of projects. Selling, general and administrative expenses decreased in 2004, when compared to 2003, due to lower salary costs and other variable costs associated with reductions in personnel.

      Our United States mechanical construction and facilities services operating income for 2005 was $22.0 million, a $23.2 million improvement, when compared to an operating loss of $1.2 million 2004. The operating income reflects an approximately $11.7 million reduction in gross profit as a result of the write-off of unrecovered costs related to the UOSA Action. Notwithstanding the impact of the UOSA Action, this segment had generally improved results for 2005 as a consequence of (a) improved construction performance when compared to construction performance for 2004 partially due to the greater availability of generally more profitable private sector commercial construction work as a result of improved economic conditions and (b) increased discretionary project work which was partially attributable to seasonably warm weather conditions compared to unseasonably cool weather conditions in 2004. In addition, operating income for 2005 includes approximately $1.1 million of income resulting from the settlement of the insurance coverage related dispute referred to earlier. The improvement in performance was partially attributable to our planned curtailment of certain public sector and other longer-term contracts of certain of our subsidiaries, which work is generally been less profitable than private sector work currently being performed. Increased selling, general and administrative expenses related to increased incentive compensation expense due to the segment's improved profitability was partially offset by personnel reductions during 2005, which reductions also contributed to the improvement in operating income. The operating loss for 2004 was $1.2 million compared to operating income of $25.6 million for 2003. The segment's 2004 operating loss was primarily attributable to (a) decreases in the recovery of estimated costs upon completion of certain projects, principally in the Western United States, (b) poor performance on certain construction work related to greater labor requirements than originally estimated to perform the work and continued reduced labor productivity due to the uncertain construction job market, (c) a continued decrease in the availability of generally more profitable discretionary small projects and repair and maintenance work due to general economic conditions negatively impacting commercial construction spending and (d) increased competition for, and a related decrease in gross profit margin on, commercial, industrial and public sector work. Partially offsetting these operating results for 2004 were decreased selling, general and administrative expenses attributable to lower salary costs and other variable costs associated with reductions in personnel and to reduced incentive compensation due to less favorable financial performance.

      Operating income of our United States facilities services segment for 2005 increased by $10.5 million compared to 2004. During 2005, operating income improved primarily due to improved gross margins on increased revenues, which for the mobile services business was partially related to seasonably warm weather conditions in 2005 compared to unseasonably cool weather conditions in 2004, partially offset by increased selling, general and administrative expenses for 2005 related to increased incentive compensation due to improved financial performance. Operating income for 2004 decreased $3.3 million compared to 2003. The reduced operating income was primarily related to a decrease in revenues from, and profits earned on, discretionary small projects and repair and maintenance work due to general economic conditions negatively impacting commercial construction spending and an increase in expenses for site-based facilities services business development. In addition, during 2004 this segment also incurred approximately $2.3 million of losses on certain construction projects, outside of the normal facilities services operations of this segment, that were contracted for by a subsidiary in this segment prior to our acquisition of the subsidiary. The decrease in operating income for 2004 compared to 2003 was partially offset by a reduction in selling, general and administrative expenses related to lower salary costs and other variable costs associated with reductions in personnel.

      Our Canada construction and facilities services operating loss was $7.9 million for 2005 compared to an operating loss of $11.9 million for 2004. The 2005 loss was primarily associated with a large power transmission project, severance expenses not associated with restructuring activities and legal expenses. The impact of exchange rate movements increased operating losses by $0.7 million for 2005 compared to 2004. The operating loss for 2004 was $11.9 million compared to operating income of $2.0 million for 2003. The 2004 loss was primarily due to greater labor requirements than originally estimated to perform certain projects, increased material prices and the completion of certain long-term power generation projects in 2003 that were absent in 2004. The impact of exchange rate movements increased operating losses by $1.5 million for 2004 compared to 2003.

      Our United Kingdom construction and facilities services operating income for 2005 was $7.5 million compared to breakeven for 2004. This improvement in 2005 operating income was primarily attributable to improved performance on construction projects and to a reduction in selling, general and administrative expenses related to a reorganization of the United Kingdom operations, partially offset by increased incentive compensation due to improved financial performance. Operating income was breakeven in 2004 compared to an operating loss of $22.4 million for 2003. This improvement was primarily attributable to
(a) an improvement in the 2004 gross profit as the contracts causing large losses, which were incurred in 2003, were substantially completed by December 31, 2003 and to (b) reductions in selling, general and administrative expenses related to a reorganization of the United Kingdom operations in late 2003. The 2003 operating loss was primarily attributable to (a) net unfavorable settlements and closeouts of certain construction projects completed during that year, (b) increased bad debt expense of $5.8 million in 2003 primarily related to the then potential non-payment of a large customer account receivable (which account receivable was subsequently written-off against the allowance in 2004),
(c) reorganization expenses of approximately $2.0 million related to employee severance expenses and the closing of several offices and (d) $1.5 million resulting from the impact of the change in exchange rates due to strengthening of the British pound.

      Other international construction and facilities services operating income was at breakeven for 2005 compared to operating income of $0.5 million for 2004 and $0.3 million for 2002. EMCOR continues to pursue new business selectively in the Middle Eastern and European markets; however, the availability of opportunities has been significantly reduced as a result of local economic factors, particularly in the Middle East.

      Our corporate administration expense for 2005 was $43.0 million compared to $35.0 million for 2004. This increase in expense was primarily due to increased incentive compensation, and to a lesser extent, increased professional fees and the absence of a non-recurring benefit attributable to expense reimbursement that occurred in 2004. General corporate expenses for 2004 increased by $0.3 million compared to 2003 primarily due to the negative impact of higher audit fees and other costs of complying with the provisions of the Sarbanes - Oxley Act of 2002. However, these increased costs in 2004 compared to 2003 were largely offset by other expense reductions.

NON-OPERATING ITEMS

      Interest expense was $8.3 million for 2005 and $8.9 million for both 2004 and 2003. Decreased borrowings under the revolving credit facility for 2005 compared to 2004 and 2003, was partially offset by the impact of increases in interest rates during 2005 and 2004.

      Interest income increased by $0.8 million for 2005 compared to 2004 and increased by $1.2 million for 2004 compared to 2003 due primarily to interest earned on cash provided by the United Kingdom constructon and facilities services segment, as such cash was invested in the United Kingdom at interest rates generally greater than the net cost of borrowing under our revolving credit facility.

      The $1.8 million gain on sale of an equity investment of 2004 was attributable to the August 2004 sale of our interest in a South African joint venture, the operating results of which had been reported previously in the Other international construction and facilities services segment.

      Minority interest represents the allocation of earnings to those of our joint venture partners who have a minority-ownership interest in joint ventures to which we are a party and which joint ventures have been consolidated.

      For 2005, the income tax provision was $9.7 million compared to an income tax provision of less than $0.01 million for 2004. Our income tax provision for 2005 was comprised of (a) $27.3 million of income tax provision in respect of pre-tax earnings of $71.0 million, (b) $5.2 million of income tax provision related to a valuation allowance recorded to reduce deferred tax assets related to net operating losses and other temporary differences with respect to our Canadian construction and facilities services segment, since there is uncertainty as to whether the segment will have sufficient taxable income in the future to realize the benefit of such deferred tax assets and (c) the offset of such income tax provisions by a $22.7 million income tax benefit for income tax reserves no longer required based on a current analysis of probable exposures. The income tax benefit of less than $0.01 million for 2004 was comprised of (a) $13.9 million of income tax provision on pre-tax earnings of $33.2 million, (b) $8.2 million of income tax provision related to a valuation allowance recorded to reduce net deferred tax assets related to net operating losses and other temporary differences of the United Kingdom construction and facilities services segment inasmuch as there is uncertainty of sufficent future income to realize the benefit of such deferred tax assets and (c) the partial offset of such income tax provisions by $22.1 million of income tax benefits for income tax reserves no longer required based on current analysis of probable exposures. The provision on income before income taxes for each of 2005, 2004 and 2003 was recorded at an effective income tax rate of approximately 38%, 42% and 42%, respectively.

      On September 30, 2005, we disposed of one of our subsidiaries in our United States facilities services segment. The results of operations for all periods presented reflect discontinued operations accounting. Included in the $1.3 million loss from discontinued operations for 2005 is a loss of $1.0 million, net of income tax, by reason of the sale of the subsidiary. We will not have any future involvement with the subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

      The following table presents net cash provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2005 and 2004 (in millions):

                                                                2005      2004
                                                              -------   -------
Net cash provided by operating activities .................   $ 143.3   $  44.9
Net cash used in investing activities .....................   $ (20.1)  $  (3.1)
Net cash used in financing activities .....................   $ (78.5)  $ (58.4)

      Our consolidated cash balance increased by approximately $44.7 million from $59.1 million at December 31, 2004 to $103.8 million at December 31, 2005. The $98.4 million improvement in net cash provided by operating activities for 2005 compared to 2004 was primarily due to an improvement in our working capital position of $81.3 million primarily as a result of an improvement in the billings and collection cycle and an increase in net income of $26.8 million. In 2005, net cash used in investing activities of $20.1 million was primarily due to (a) earn-out payments and acquisitions aggregating $10.7 million, (b) net disbursements for other investments of $5.0 million and (c) payments for purchases of property, plant and equipment of $12.4 million, which were offset by (i) $4.4 million of proceeds from the sale of discontinued operations, the sale of assets and an equity investment and (ii) $3.6 million of proceeds from the sale of property, plant and equipment. In 2004, net cash used for investing activities of $3.1 million was primarily due to (a) earn-out payments of $1.6 million for acquisitions in prior periods, (b) net disbursements for other investments of $1.0 million and (c) payments for purchases of property, plant and equipment of $16.1 million, which were offset by (i) $10.1 million of proceeds from the sale of assets and an equity investment and (ii) $5.5 million of proceeds from the sale of property, plant and equipment. Net cash used in financing activities during 2005 increased $20.1 million compared to 2004 and was primarily a result of net repayments under the working capital credit line in 2005 of $80.0 million compared to $59.4 million in 2004.

      The following is a summary of material contractual obligations and other commercial commitments (in millions):

                                                                  PAYMENTS DUE BY PERIOD
                                                     ------------------------------------------------
                                                                   LESS
                   CONTRACTUAL                                     THAN      1-3       4-5     AFTER
                   OBLIGATIONS                         TOTAL      1 YEAR    YEARS     YEARS   5 YEARS
                   -----------                       --------    -------   -------   ------   -------
Other long-term debt .............................   $    0.4    $   0.1   $   0.2   $  0.1   $    --
Capital lease obligations .......................         1.6        0.5       0.8      0.3        --
Operating leases .................................      161.2       40.1      60.6     31.9      28.6
Minimum funding requirement for pension plan .....        9.5        9.5        --       --        --
Open purchase obligations (1) ....................      664.0      554.8     109.2       --        --
Other long-term obligations, including current
   portion (2) ...................................      125.1       13.0     112.1       --        --
                                                     --------    -------   -------   ------   -------
Total Contractual Obligations ....................   $  961.8    $ 618.0   $ 282.9   $ 32.3   $  28.6
                                                     ========    =======   =======   ======   =======

                                                        AMOUNT OF COMMITMENT EXPIRATIONS BY PERIOD
                                                     ------------------------------------------------
                      OTHER                            TOTAL       LESS
                    COMMERCIAL                        AMOUNTS      THAN      1-3       4-5     AFTER
                   COMMITMENTS                       COMMITTED    1 YEAR    YEARS     YEARS   5 YEARS
                   -----------                       ---------   -------   -------   ------   -------
Revolving Credit Facility (3) ....................   $      --   $    --   $    --   $   --   $    --
Letters of credit ................................        53.3        --      53.3       --        --
Guarantees .......................................        25.0        --        --       --      25.0
                                                     ---------   -------   -------   ------   -------
Total Commercial Commitments .....................   $    78.3   $    --   $  53.3   $   --   $  25.0
                                                     =========   =======   =======   ======   =======

----------
(1) Represents open purchase orders for material and subcontracting costs related to construction and service contracts. These purchase orders are not reflected in EMCOR's consolidated balance sheet and should not impact future cash flows as amounts will be recovered through customer billings.

(2) Represents primarily insurance related liabilities, classified as other long-term liabilities in the consolidated balance sheets. Cash payments for insurance related liabilities may be payable beyond three years, but it is not practical to estimate.

(3) We classify these borrowings as short-term on its consolidated balance sheet because of our intent and ability to repay the amounts on a short-term basis. As of December 31, 2005, there were no borrowings outstanding.

      Our previous revolving credit agreement (the "Old Revolving Credit Facility") made as of September 26, 2002, as amended, provided for a credit facility of $350.0 million. Effective October 17, 2005, we replaced the Old Revolving Credit Facility that was due to expire September 26, 2007 with an amended and restated $350.0 million revolving credit facility (the "2005 Revolving Credit Facility"). The 2005 Revolving Credit Facility expires on October 17, 2010. It permits us to increase our borrowing to $500.0 million if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We utilized this feature to increase the line of credit under the 2005 Revolving Credit Facility from $350.0 million to $375.0 million on November 29, 2005. We may allocate up to $125.0 million of the borrowing capacity under the 2005 Revolving Credit Facility to letters of credit, which amount compares to $75.0 million under the previous Old Revolving Credit Facility. The 2005 Revolving Credit Facility is guaranteed by certain of our direct and indirect subsidiaries, is secured by substantially all of our assets and most of the assets of our subsidiaries, and provides for borrowings in the form of revolving loans and letters of credit. The 2005 Revolving Credit Facility contains various covenants requiring, among other things, maintenance of certain financial ratios and certain restrictions with respect to payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount of the 2005 Revolving Credit Facility. The fee ranges from 0.25% to 0.5% of the unused amount, based on certain financial tests. Borrowings under the 2005 Revolving Credit Facility bear interest at (1) a rate which is the prime commercial lending rate announced by Harris N.A. from time to time (7.25% at December 31, 2005) plus 0.0% to 0.5%, based on certain financial tests or (2) United States dollar LIBOR (at December 31, 2005, the rate was 4.38%) plus 1.0% to 2.25%, based on certain financial tests. The interest rates in effect at December 31, 2005 were 7.25% and 5.38% for the prime commercial lending rate and the United States dollar LIBOR, respectively. Letter of credit fees issued under this facility range from 1.0% to 2.25% of the respective face amounts of the letters of credit issued and are charged based on the type of letter of credit issued and certain financial tests. In connection with the replacement of the Old Revolving Credit Facility, $0.4 million of prepaid commitment fees were recorded as interest expense. As of December 31, 2005 and 2004, we had approximately $53.3 million and $54.3 million of letters of credit outstanding, respectively. There were no borrowings under the 2005 Revolving Credit Facility as of December 31, 2005. We had borrowings of $80.0 million outstanding under the Old Revolving Credit Facility at December 31, 2004.

      In August 2001, our Canadian subsidiary, Comstock Canada Ltd., renewed a credit agreement with a bank providing for an overdraft facility of up to Cdn. $0.5 million. The facility is secured by a standby letter of credit and provides for interest at the bank's prime rate, which was 5.25% at December 31, 2005. There were no borrowings outstanding under this credit agreement at December 31, 2005 or 2004.

      One of our subsidiaries has guaranteed indebtedness of a venture in which we have a 40% interest; the other venture partner, Baltimore Gas and Electric (a subsidiary of Constellation Energy), has a 60% interest. The venture designs, constructs, owns, operates, leases and maintains facilities to produce chilled water for sale to customers for use in air conditioning commercial properties. These guarantees are not expected to have a material effect on our financial position or results of operations. We and Baltimore Gas and Electric are jointly and severally liable, in the event of default, for the venture's $25.0 million borrowing due December 2031.

      The terms of our construction contracts frequently require that we obtain from surety companies ("Surety Companies") and provide to our customers payment and performance bonds ("Surety Bonds") as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of December 31, 2005, Surety Companies had issued Surety Bonds for our account in the aggregate amount of approximately $1.5 billion. The Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond. The largest single Surety Bond outstanding for our account is approximately $170.0 million.

      In recent periods there has been a reduction in the aggregate bond issuance capacity of Surety Companies due to industry consolidations and significant losses of Surety Companies as a result of providing Surety Bonds to construction companies as well as companies in other industries. Consequently, the availability of Surety Bonds has become more limited and the terms upon which Surety Bonds are available have become more restrictive. We had been notified earlier in 2005 by one of our Surety Companies, which provides approximately 20% of our Surety Bonds, that it (the "Terminating Surety") would be terminating its Surety Bond business. Following that notification, we entered into an arrangement with another Surety Company in August 2005 to provide us with the level of Surety Bonds previously provided by the Terminating Surety. If we experience other changes in our bonding relationships or if there are further changes in the surety industry, we may seek to satisfy certain customer requests for Surety Bonds by posting other forms of collateral in lieu of Surety Bonds such as letters of credit or guarantees by EMCOR Group, Inc., by seeking to convince customers to forego the requirement of a Surety Bond, by increasing our activities in business segments that rarely require Surety Bonds such as the facilities services segment and/or by refraining from bidding for certain projects that require Surety Bonds. There can be no assurance that we will be able to effectuate alternatives to providing Surety Bonds to our customers or to obtain, on favorable terms, sufficient additional work that does not require Surety Bonds to replace projects requiring Surety Bonds that we may decline to pursue. Accordingly, if we were to experience a reduction in the availability of Surety Bonds, we could experience a material adverse effect on our financial position, results of operations and/or cash flow.

      We do not have any other material financial guarantees or off-balance sheet arrangements other than those disclosed herein.

      Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain the 2005 Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient or to enable us to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. We may also increase liquidity through an equity offering or issuance of other debt instruments. Short-term changes in macroeconomic trends may have an affect, positively or negatively, on liquidity. In addition to managing borrowings, our focus on the facilities services market is intended to provide an additional buffer against economic downturns inasmuch as the facilities services business is characterized by annual and multi-year contracts that provide a more predictable stream of cash flow than the construction business. Short-term liquidity is also impacted by the type and length of construction contracts in place. During economic downturns, such as the downturn during 2001 through 2004 in the commercial construction industry, there were typically fewer small discretionary projects from the private sector, and companies like us more aggressively bid more large long-term infrastructure and public sector contracts. Performance of long duration contracts typically requires working capital until initial billing milestones are achieved. While we strive to maintain a net over-billed position with our customers, there can be no assurance that a net over-billed position can be maintained. Our net over-billings, defined as the balance sheet accounts "billings in excess of costs and estimated earnings on uncompleted contracts" less "cost and estimated earnings in excess of billings on uncompleted contracts", was $144.6 million and $119.0 million as of December 31, 2005 and 2004, respectively.

      Long-term liquidity requirements can be expected to be met through cash generated from operating activities, the 2005 Revolving Credit Facility and the sale of various secured or unsecured debt and/or equity interests in the public and private markets. Based upon our current credit ratings and financial position, we can reasonably expect to be able to issue long-term debt instruments and/or equity. Over the long term, our primary revenue risk factor continues to be the level of demand for non-residential construction services, which is in turn influenced by macroeconomic trends including interest rates and governmental economic policy. In addition to the primary revenue risk factor, our ability to perform work at profitable levels is critical to meeting long-term liquidity requirements.

      We believe that current cash balances and borrowing capacity available under the 2005 Revolving Credit Facility or other forms of financing available through debt or equity offerings, combined with cash expected to be generated from operations, will be sufficient to provide short-term and foreseeable long-term liquidity and meet expected capital expenditure requirements. However, we are a party to lawsuits and other proceedings in which other parties seek to recover from us amounts ranging from a few thousand dollars to over $68.0 million. If we were required to pay damages in one or more such proceedings, such payments could have a material adverse effect on our financial position, results of operations and/or cash flows.

CERTAIN INSURANCE MATTERS

      As of December 31, 2005, we utilized approximately $49.4 million of letters of credit issued pursuant to our 2005 Revolving Credit Facility as collateral for insurance obligations.

NEW ACCOUNTING PRONOUNCEMENT

      On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("123(R)"), which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", ("Opinion 25") and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. Statement 123(R) must be adopted no later than January 1, 2006. As of January 1, 2006, we will adopt Statement 123(R).

      As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25's intrinsic value method and, as such, we generally recognize no compensation cost for employee stock options. We will utilize the modified prospective method of accounting as permitted under 123(R). Accordingly, the adoption of Statement 123(R)'s fair value method will have an impact on our future results of operations, although it will have no impact on our overall financial position. The impact of that standard on reported results would be approximately as described in Note B - Summary of Significant Accounting Policies of the notes to the consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were not material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We have not used any material derivative financial instruments during the years ended December 31, 2005 and 2004, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.

      We are exposed to market risk for changes in interest rates for borrowings under the 2005 Revolving Credit Facility. Borrowings under that facility bear interest at variable rates, and the fair value of this borrowing is not significantly affected by changes in market interest rates. As of December 31, 2005, there were no borrowings outstanding under the facility. Had there been borrowings, they would bear interest at (1) a rate which is the prime commercial lending rate announced by Harris N.A. from time to time (7.25% at December 31, 2005) plus 0.0% to 0.5%, based on certain financial tests or (2) United States dollar LIBOR (at December 31, 2005, the rate was 4.38%) plus 1.0% to 2.25%, based on certain financial tests. The 2005 Revolving Credit Facility expires in October 2010.

      We are also exposed to market risk and the market's potential related impact on accounts receivable or costs and estimated earnings in excess of billings on uncompleted contracts. The amounts recorded may be at risk if our customers' ability to pay these obligations is negatively impacted by economic conditions. We continually monitor the credit worthiness of our customers and maintain on-going discussions with customers regarding contract status with respect to change orders and billing terms. Therefore, we believe we take appropriate action to manage market and other risks, but there is no assurance that we will be able to reasonably identify all risks with respect to collectibility of these assets. See also the previous discussion of Accounts Receivable under the heading "Application of Critical Accounting Policies" in the Management's Discussion and Analysis of Results of Operations and Financial Condition.

      Amounts invested in our foreign operations are translated into U. S. dollars at the exchange rates in effect at year end. The resulting translation adjustments are recorded as accumulated other comprehensive income, a component of stockholders' equity, in our consolidated balance sheets. We believe the exposure to the effects that fluctuating foreign currencies may have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective local currencies. Additionally, expenses associated with these transactions are generally contracted and paid for in their same local currencies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                                DECEMBER 31,
                                                                                                         -------------------------
                                                                                                             2005          2004
                                                                                                         -----------   -----------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                                             $   103,785   $    59,109
   Accounts receivable, less allowance for doubtful accounts of $29,973 and $36,185, respectively ....     1,046,380     1,073,454
   Costs and estimated earnings in excess of billings on uncompleted contracts .......................       185,634       240,716
   Inventories .......................................................................................        10,175        10,580
   Prepaid expenses and other ........................................................................        43,829        41,712
                                                                                                         -----------   -----------
      Total current assets ...........................................................................     1,389,803     1,425,571
Investments, notes and other long-term receivables ...................................................        28,659        26,472
Property, plant and equipment, net ...................................................................        46,443        56,468
Goodwill .............................................................................................       283,412       279,432
Identifiable intangible assets, less accumulated amortization of $10,209 and $7,017, respectively ....        16,990        18,782
Other assets .........................................................................................        13,634        11,244
                                                                                                         -----------   -----------
Total assets .........................................................................................   $ 1,778,941   $ 1,817,969
                                                                                                         ===========   ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Borrowings under working capital credit line ......................................................   $        --   $    80,000
   Current maturities of long-term debt and capital lease obligations ................................           551           806
   Accounts payable ..................................................................................       452,709       467,415
   Billings in excess of costs and estimated earnings on uncompleted contracts .......................       330,235       359,667
   Accrued payroll and benefits ......................................................................       154,276       138,771
   Other accrued expenses and liabilities ............................................................       107,545       115,714
                                                                                                         -----------   -----------
      Total current liabilities ......................................................................     1,045,316     1,162,373
Long-term debt and capital lease obligations .........................................................         1,406         1,332
Other long-term obligations ..........................................................................       116,783        91,903
                                                                                                         -----------   -----------
Total liabilities ....................................................................................     1,163,505     1,255,608
                                                                                                         -----------   -----------
Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero issued and outstanding ...........            --            --
Common stock, $0.01 par value, 80,000,000 shares authorized, 33,266,154 and 32,648,670 shares
   issued, respectively ..............................................................................           333           326
Capital surplus ......................................................................................       325,232       317,959
Accumulated other comprehensive (loss) income ........................................................        (5,370)        7,699
Retained earnings ....................................................................................       313,170       253,128
Treasury stock, at cost 2,162,388 and 2,176,572 shares, respectively .................................       (17,929)      (16,751)
                                                                                                         -----------   -----------
Total stockholders' equity ...........................................................................       615,436       562,361
                                                                                                         -----------   -----------
Total liabilities and stockholders' equity ...........................................................   $ 1,778,941   $ 1,817,969
                                                                                                         ===========   ===========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             2005          2004          2003
                                                                          ----------    ----------    ----------
Revenues .............................................................    $4,714,547    $4,718,010    $4,500,401
Cost of sales ........................................................     4,214,783     4,273,410     4,022,890
                                                                          ----------    ----------    ----------
Gross profit .........................................................       499,764       444,600       477,511
Selling, general and administrative expenses .........................       416,883       396,915       431,454
Restructuring expenses ...............................................         1,750         8,274            --
Gain on sale of assets ...............................................            --         2,839            --
                                                                          ----------    ----------    ----------
Operating income .....................................................        81,131        42,250        46,057
Interest expense .....................................................        (8,316)       (8,883)       (8,939)
Interest income ......................................................         2,730         1,886           703
Gain on sale of equity investment ....................................            --         1,844            --
Minority interest ....................................................        (4,515)       (3,814)       (1,905)
                                                                          ----------    ----------    ----------
Income from continuing operations before income taxes ................        71,030        33,283        35,916
Income tax provision .................................................         9,738             1        15,915
                                                                          ----------    ----------    ----------
Income from continuing operations ....................................        61,292        33,282        20,001
(Loss) gain from discontinued operations, net of income tax effect ...        (1,250)          (75)          620
                                                                          ----------    ----------    ----------
Net income ...........................................................    $   60,042    $   33,207    $   20,621
                                                                          ==========    ==========    ==========
Net income (loss) per common share - Basic
   From continuing operations ........................................    $     1.97    $     1.09    $     0.67
   From discontinued operations ......................................         (0.04)        (0.00)         0.02
                                                                          ----------    ----------    ----------
                                                                          $     1.93    $     1.09    $     0.69
                                                                          ==========    ==========    ==========
Net income (loss) per common share - Diluted
   From continuing operations ........................................    $     1.93    $     1.07    $     0.65
   From discontinued operations ......................................         (0.04)        (0.00)         0.02
                                                                          ----------    ----------    ----------
                                                                          $     1.89    $     1.07    $     0.67
                                                                          ==========    ==========    ==========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                                                             2005           2004           2003
                                                                                          -----------    -----------    -----------
Cash flows from operating activities:
Net income ............................................................................   $    60,042    $    33,207    $    20,621
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization .......................................................        19,439         20,939         21,717
  Amortization of identifiable intangible assets ......................................         3,192          3,444          2,818
  Provision for doubtful accounts .....................................................         8,457          7,026         11,249
  Minority interest ...................................................................         4,515          3,814          1,905
  Deferred income taxes ...............................................................         5,002         13,704          7,451
  Loss (gain) on sale of discontinued operation, sale of assets
     and equity investment ............................................................         1,250         (4,683)            --
  Loss (gain) on sale of property, plant and equipment ................................           263           (196)           314
  Non-cash expense for amortization of debt issuance costs ............................         2,589          1,925          1,416
                                                                                          -----------    -----------    -----------
                                                                                              104,749         79,180         67,491
Change in operating assets and liabilities excluding effect of businesses acquired:
  Decrease (increase) in accounts receivable ..........................................        11,029        (52,993)       (52,350)
  Decrease (increase) in inventories and contracts in progress, net ...................        28,837         20,979        (28,538)
  (Decrease) increase in accounts payable .............................................        (7,759)         6,846         41,978
  Increase (decrease) in accrued payroll and benefits and other accrued expenses
    and liabilities ...................................................................        14,907         10,534        (26,420)
  Changes in other assets and liabilities, net ........................................        (8,454)       (19,632)        (4,087)
                                                                                          -----------    -----------    -----------
Net cash provided by (used in) operating activities ...................................       143,309         44,914         (1,926)
                                                                                          -----------    -----------    -----------
Cash flows from investing activities:
  Proceeds from sale of discontinued operation, sale of assets and equity investment ..         4,413         10,061             --
  Proceeds from sale of property, plant and equipment .................................         3,577          5,478          2,500
  Purchase of property, plant and equipment ...........................................       (12,445)       (16,134)       (17,940)
  Payments for acquisitions of businesses, net of cash acquired, and related earn-out
    agreements ........................................................................       (10,690)        (1,568)       (10,943)
  Net disbursements for other investments .............................................        (4,959)          (970)        (1,439)
  Payments received pursuant to indemnity provisions of acquisition agreements ........            --             --          5,244
                                                                                          -----------    -----------    -----------
Net cash used in investing activities .................................................       (20,104)        (3,133)       (22,578)
                                                                                          -----------    -----------    -----------
Cash flows from financing activities:
  Proceeds from working capital credit line ...........................................       899,552      1,365,950      1,445,904
  Repayments of working capital credit line ...........................................      (979,552)    (1,425,350)    (1,418,504)
  Borrowings for long-term debt .......................................................            --             31             --
  Repayments for long-term debt .......................................................           (89)          (144)       (22,241)
  Repayments for capital lease obligations ............................................          (182)          (458)           (12)
  Net proceeds from exercise of stock options .........................................         1,742          1,590          1,963
                                                                                          -----------    -----------    -----------
Net cash (used in) provided by financing activities ...................................       (78,529)       (58,381)         7,110
                                                                                          -----------    -----------    -----------
Increase (decrease) in cash and cash equivalents ......................................        44,676        (16,600)       (17,394)
Cash and cash equivalents at beginning of year ........................................        59,109         75,709         93,103
                                                                                          -----------    -----------    -----------
Cash and cash equivalents at end of year ..............................................   $   103,785    $    59,109    $    75,709
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

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                          TOTAL                               ACCUMULATED
                                          STOCK-                                 OTHER
                                         HOLDERS'    COMMON     CAPITAL      COMPREHENSIVE     RETAINED    TREASURY    COMPREHENSIVE
                                         EQUITY       STOCK     SURPLUS    (LOSS) INCOME(1)    EARNINGS      STOCK        INCOME
                                        ---------   ---------  ---------   ----------------  -----------   ---------   -------------
Balance, December 31, 2002 ..........   $ 489,870   $     321  $ 312,233      $  (5,148)     $   199,300   $ (16,836)
  Net income ........................      20,621          --         --             --           20,621          --    $  20,621
  Foreign currency translation
    adjustments .....................      12,440          --         --         12,440               --          --       12,440
  Pension plan additional
    minimum liability, net of
    tax benefit of $2.6 million .....      (6,035)         --         --         (6,035)              --          --       (6,035)
                                                                                                                        ---------
  Comprehensive income ..............                                                                                   $  27,026
                                                                                                                        =========
  Common stock issued under
    stock option plans, net .........       3,026           2      2,901             --               --         123
  Value of restricted stock units (4)       1,434          --      1,434             --               --          --
                                        ---------   ---------  ---------      ---------      -----------   ---------
Balance, December 31, 2003 ..........     521,356         323    316,568          1,257          219,921     (16,713)
  Net income ........................      33,207          --         --             --           33,207          --    $  33,207
  Foreign currency translation
    adjustments .....................       5,409          --         --          5,409               --          --        5,409
  Pension plan reduction of
    minimum liability, net of
    tax provision of $2.6 million ...       1,033          --         --          1,033               --          --        1,033
                                                                                                                        ---------
  Comprehensive income ..............                                                                                   $  39,649
                                                                                                                        =========
  Issuance of treasury stock
    for restricted stock units (2) ..          --          --       (836)            --               --         836
  Treasury stock, at cost (3) .......        (902)         --         --             --               --        (902)
  Common stock issued under
    stock option plans, net .........       1,590           3      1,559             --               --          28
  Value of restricted stock units (4)         668          --        668             --               --          --
                                        ---------   ---------  ---------      ---------      -----------   ---------
Balance, December 31, 2004 ..........     562,361         326    317,959          7,699          253,128     (16,751)
  Net income ........................      60,042          --         --             --           60,042          --    $  60,042
  Foreign currency translation
    adjustments .....................      (1,174)         --         --         (1,174)              --          --       (1,174)
  Pension plan additional
    minimum liability, net of
    $0 tax effect ...................     (11,895)         --         --        (11,895)              --          --      (11,895)
                                                                                                                        ---------
  Comprehensive income ..............                                                                                   $  46,973
                                                                                                                        =========
  Issuance of treasury stock
    for restricted stock units (2) ..          --          --       (540)            --               --         540
  Treasury stock, at cost (3) .......        (871)         --         --             --               --        (871)
  Common stock issued under
    stock option plans, net (5)......       5,615           7      6,455             --               --        (847)
  Value of restricted stock units (4)       1,358          --      1,358             --               --          --
                                        ---------   ---------  ---------      ---------      -----------   ---------
Balance, December 31, 2005 ..........   $ 615,436   $     333  $ 325,232      $  (5,370)     $   313,170   $ (17,929)
                                        =========   =========  =========      =========      ===========   =========

---------
(1) Represents cumulative foreign currency translation and net of tax minimum pension liability adjustments of $11.5 million and $(16.9) million, respectively, as of December 31, 2005. Represents cumulative foreign currency translation and net of tax minimum pension liability adjustments of $12.7 million and $(5.0) million, respectively, as of December 31, 2004.

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

(5)   Includes the tax benefit of stock option exercises.

     The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- NATURE OF OPERATIONS

      References to the "Company," "EMCOR," "we," "us," "our" and words of similar import refer to EMCOR Group, Inc. and its consolidated subsidiaries unless the context indicates otherwise.

      We are one of the largest mechanical and electrical construction and facilities services firms in the United States, Canada, the United Kingdom and in the world. We specialize in providing services relating to mechanical and electrical systems in facilities of all types and in providing comprehensive services for the operation, maintenance and management of substantially all aspects of such facilities, commonly referred to as "facilities services." We design, integrate, install, start up, operate and maintain various electrical and mechanical systems, including, (a) systems for the generation and distribution of electrical power, (b) fire protection systems, (c) lighting systems, (d) low-voltage systems, such as fire alarm, security, communication and process control systems, (e) voice and data communications systems, (f) heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems and (g) plumbing, process and high-purity piping systems. We provide mechanical and electrical construction services and facilities services directly to corporations, municipalities and other governmental entities, owners/developers and tenants of buildings. We also provide these services indirectly by acting as a subcontractor to general contractors, systems suppliers and other subcontractors. Mechanical and electrical construction services generally fall into one of two categories: (a) large installation projects with contracts often in the multi-million dollar range that involve construction of industrial and commercial buildings and institutional and public works facilities or the fit-out of large blocks of space within commercial buildings and (b) smaller installation projects typically involving fit-out, renovation and retrofit work. Our facilities services, which support the operation of a customer's facilities, include site-based operations and maintenance, mobile maintenance and service, facilities management, remote monitoring, small modification and retrofit projects, technical consulting and diagnostic services, installation and support for building systems, and program development, energy management programs and the design and construction of energy-related projects. These services are provided to a wide range of commercial, industrial, utility and institutional facilities including those at which we provided construction services.

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. All investments over which we exercise significant influence, but do not control (a 20% to 50% ownership interest), are accounted for using the equity method of accounting.

      Minority interest represents the allocation of earnings to our joint venture partners who have a minority-ownership interest in joint ventures to which we are a party and which joint ventures have been accounted for by us using the consolidation method of accounting.

      On February 10, 2006, we effected a 2-for-1 stock split in the form of a stock distribution of one common share for each common share owned on the record date of January 30, 2006. The capital stock accounts, all share data and earnings per share data give effect to the stock split, applied retroactively, to all periods presented. See Note H - Common Stock.

      The results of operations for all years presented reflect discontinued operations accounting due to the sale of a subsidiary in 2005.

      The results of operations of acquisitions in each of 2005 and 2003, which are not material, have been included in the results of operations from the date of the respective acquisition by us.

PRINCIPLES OF PREPARATION

      The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

REVENUE RECOGNITION

      Revenues from long-term construction contracts are recognized on the percentage-of-completion method. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Certain of our electrical contracting business units measure percentage-of-completion by the percentage of labor costs incurred to date for each contract to the estimated total labor costs for such contract. Revenues from services contracts are recognized as services are provided. There are two basic types of services contracts (a) fixed price facilities services contracts which are signed in advance for maintenance, repair and retrofit work over periods typically ranging from one to three years (for which there may be our employees at the customer's site full time) and (b) services contracts which may or may not be signed in advance for similar maintenance, repair and retrofit work on an as needed basis (frequently referred to as time and material work). Fixed price services contracts are generally performed over the contract period, and, accordingly, revenue is recognized on a pro-rata basis over the life of the contract. Revenues derived from other services contracts are recognized when the services are performed in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition, revised and updated." Expenses related to all services contracts are recognized as incurred. Provisions for estimated losses on uncompleted long-term contracts are made in the period in which such losses are determined. In the case of customer change orders for uncompleted long-term construction contracts, estimated recoveries are included for work performed in forecasting ultimate profitability on certain contracts. Due to uncertainties inherent in the estimation process, it is reasonably possible that completion costs, including those arising from contract penalty provisions and final contract settlements, will be revised in the near-term. Such revisions to costs and income are recognized in the period in which the revisions are determined.

COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

      Costs and estimated earnings in excess of billings on uncompleted contracts reflected in the consolidated balance sheets arise when revenues have been recognized but the amounts cannot be billed under the terms of the contracts. Such amounts are recoverable from customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of the contract. Also included in costs and estimated earnings on uncompleted contracts are amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to scope and price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value when realization is probable and can be reasonably estimated. No profit is recognized on the construction costs incurred in connection with claim amounts. Claims and unapproved change orders made by us involve negotiation and, in certain cases, litigation. In the event litigation costs are incurred by us in connection with claims or unapproved change orders, such litigation costs are expensed as incurred although we may seek to recover these costs. We believe that we have established legal bases for pursuing recovery of our recorded unapproved change orders and claims, and it is management's intention to pursue and litigate such claims, if necessary, until a decision or settlement is reached. Unapproved change orders and claims also involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded claims and unapproved change orders may be made in the near-term. If we do not successfully resolve these matters, a net expense (recorded as a reduction in revenues), may be required, in addition to amounts that have been previously provided for. Claims against us are recognized when a loss is considered probable and amounts are reasonably determinable.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

      Costs and estimated earnings on uncompleted contracts and related amounts billed as of December 31, 2005 and 2004 were as follows (in thousands):

                                                                                      2005          2004
                                                                                  -----------   -----------
Costs incurred on uncompleted contracts .......................................   $ 8,927,230   $ 8,390,950
Estimated earnings ............................................................       546,394       450,481
                                                                                  -----------   -----------
                                                                                    9,473,624     8,841,431
Less: billings to date ........................................................     9,618,225     8,960,382
                                                                                  -----------   -----------
                                                                                  $  (144,601)  $  (118,951)
                                                                                  ===========   ===========

      Such amounts were included in the accompanying Consolidated Balance Sheets at December 31, 2005 and 2004 under the following captions (in thousands):

                                                                                     2005         2004
                                                                                  ----------   ----------
Costs and estimated earnings in excess of billings on uncompleted contracts ...   $ 185,634    $  240,716
Billings in excess of costs and estimated earnings on uncompleted contracts ...    (330,235)     (359,667)
                                                                                  ----------   ----------
                                                                                  $(144,601)   $ (118,951)
                                                                                  ==========   ==========

      As of December 31, 2005 and 2004, costs and estimated earnings in excess of billings on uncompleted contracts included unbilled revenues for unapproved change orders of approximately $56.3 million and $65.4 million, respectively, and for claims of approximately $36.6 million and $53.5 million, respectively. In addition, accounts receivable as of December 31, 2005 and 2004 includes claims of approximately $4.7 million and $5.4 million, respectively, plus unapproved change orders and contractually billed amounts related to such contracts of $76.2 million and $75.5 million, respectively. Generally, contractually billed amounts will not be paid by the customer to us until final resolution of related claims. Included in the claims amount is approximately $18.2 million and $28.6 million as of December 31, 2005 and 2004, respectively, related to projects of our Poole & Kent subsidiary, which projects had commenced prior to our acquisition of Poole & Kent in 1999. The Poole and Kent claims amount principally related to a civil action in which Poole and Kent is a participant, see Note O - Legal Proceedings.

CLASSIFICATION OF CONTRACT AMOUNTS

      In accordance with industry practice, we classify as current all assets and liabilities related to the performance of long-term contracts. The contracting cycle for certain long-term contracts may extend beyond one year, and, accordingly, collection or payment of amounts related to these contracts may extend beyond one year. Accounts receivable at December 31, 2005 and 2004 included $209.5 million and $210.1 million, respectively, of retainage billed under terms of the contracts. We estimate that approximately 87% of retainage recorded at December 31, 2005 will be collected during 2006. Accounts payable at December 31, 2005 and 2004 included $43.1 million and $47.8 million, respectively, of retainage withheld under terms of the contracts. We estimate that approximately 85% of retainage withheld at December 31, 2005 will be paid during 2006. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations. The allowance for doubtful accounts requirements are re-evaluated and adjusted on a regular basis and as additional information is received.

CASH AND CASH EQUIVALENTS

      For purposes of the consolidated financial statements, we consider all highly liquid instruments with original maturities of three months or less to be cash equivalents. We maintain a centralized cash management system whereby our excess cash balances are invested in high quality, short-term money market instruments, which are considered cash equivalents. At times, cash balances in our bank accounts may exceed federally insured limits.

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

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

INVESTMENTS, NOTES AND OTHER LONG-TERM RECEIVABLES

      Investments, notes and other long-term receivables were $28.7 million and $26.5 million at December 31, 2005 and 2004, respectively, and primarily consist of investments in joint ventures accounted for using the equity method of accounting. Included as investments, notes and other long-term receivables were investments of $18.3 million and $18.7 million as of December 31, 2005 and 2004, respectively, relating to a venture with Baltimore Gas & Electric (a subsidiary of Constellation Energy). This joint venture designs, constructs, owns, operates, leases and maintains facilities to produce chilled water for use in air conditioning commercial properties.

PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment is stated at cost. Depreciation, including amortization of assets under capital leases, is recorded principally using the straight-line method over estimated useful lives of 3 to 10 years for machinery and equipment, 3 to 5 years for furniture and fixtures and 25 years for buildings. Leasehold improvements are amortized over the shorter of the remaining life of the lease term or the expected service life of the improvement. As events and circumstances indicate, we review the carrying amount of property, plant and equipment for impairment. In performing this review for recoverability, long-lived assets are assessed for possible impairment by comparing their carrying values to their undiscounted net pre-tax cash flows expected to result from the use of the asset. Impaired assets are written down to their fair values, generally determined based on their estimated future discounted cash flows. Through December 31, 2005, no adjustment for the impairment of property, plant and equipment carrying value has been required.

      Property, plant and equipment in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2005 and 2004 (in thousands):

                                                  2005       2004
                                                --------   --------
Machinery and equipment .....................   $ 78,211   $ 69,902
Furniture and fixtures ......................     47,256     45,540
Land, buildings and leasehold improvements ..     43,934     45,375
                                                --------   --------
                                                 169,401    160,817
Accumulated depreciation and amortization ...   (122,958)  (104,349)
                                                --------   --------
                                                $ 46,443   $ 56,468
                                                ========   ========

GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

      Goodwill at December 31, 2005 and 2004 was approximately $283.4 million and $279.4 million, respectively, and reflects the excess of cost over fair market value of net identifiable assets of companies acquired. We have adopted the following accounting standards issued by the Financial Accounting Standards Board ("FASB"): Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS 142, which was adopted as of January 1, 2002, requires goodwill to be tested for impairment at least annually (each October 1). SFAS 142 requires that goodwill be allocated to the reporting units. The fair value of the reporting unit is compared to the carrying amount on an annual basis to determine if there is a potential impairment. If the fair value of the reporting unit is less than its carrying value of such goodwill, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value. The fair value for goodwill is determined based on discounted estimated future cash flows. Furthermore, SFAS 142 requires identifiable intangible assets other than goodwill to be tested for impairment and be amortized over their useful lives unless these lives are determined to be indefinite.

      The changes in the carrying amount of goodwill during the year ended December 31, 2005 were as follows (in thousands):

Balance at beginning of period ..................................   $ 279,432
Earn-out payments on prior year acquisitions ....................         673
Goodwill recorded for acquisition of businesses .................       4,506
Goodwill allocated to the sale of assets and other items, net ...      (1,199)
                                                                    ---------
Balance at end of period ........................................   $ 283,412
                                                                    =========

      As of December 31, 2005, there are remaining contingent payments related to a 2005 acquisition, the impact of which if paid is not expected to be material.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     Identifiable intangible assets are comprised of $12.8 million of customer backlog, $7.1 million of customer relationships and $7.4 million of trademarks and tradenames, all acquired as a result of acquisitions in 2002 and 2005. The $12.8 million attributable to backlog and $7.1 million attributable to customer relationships are being amortized on a straight-line method over periods from one to seven years. The backlog and customer relationships are presented in the consolidated balance sheets net of accumulated amortization of $10.2 million and $7.0 million at December 2005 and 2004, respectively. The $7.4 million attributable to trademarks and tradenames is not being amortized as trademarks and tradenames have indefinite lives, but are subject to an annual review for impairment in accordance with SFAS 142. See Note C - Acquisitions of Businesses for additional information. The following table presents the estimated future amortization expense of identifiable intangible assets as of December 31, 2005 (in thousands):

2006 ...................................................     $3,103
2007 ...................................................      2,746
2008 ...................................................      2,745
2009 ...................................................      1,075
2010 ...................................................          5
Thereafter .............................................         31
                                                             ------
                                                             $9,705
                                                             ======

INSURANCE LIABILITIES

     Our insurance liabilities are determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. At December 31, 2005 and 2004, the estimated current portion of undiscounted insurance liabilities of $13.0 million and $17.6 million, respectively, were included in "Other accrued expenses and liabilities" in the accompanying Consolidated Balance Sheets. The estimated non-current portion of the undiscounted insurance liabilities included in "Other long-term obligations" at December 31, 2005 and 2004 were $76.9 million and $63.2 million, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying values of our financial instruments, which include accounts receivable and other financing commitments, approximate their fair values due primarily to their short-term maturities.

FOREIGN OPERATIONS

     The financial statements and transactions of our foreign subsidiaries are maintained in their functional currency and translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". Translation adjustments have been recorded as "Accumulated other comprehensive (loss) income", a separate component of "Stockholders'equity".

INCOME TAXES

     We account for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires an asset and liability approach which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized.

DERIVATIVES AND HEDGING ACTIVITIES

     As of December 31, 2005, 2004 and 2003, we did not have any material derivative instruments.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

VALUATION OF STOCK OPTION GRANTS

     At December 31, 2005, we had stock-based compensation plans and programs, which are described more fully in Note I - Stock Options and Stock Plans. We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25") and related interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized in the accompanying Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003 in respect of stock options granted during those years inasmuch as we grant stock options at fair market value. Had compensation cost for these options been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), our net income, basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS") would have been reduced from the following "as reported" amounts to the following "pro forma" amounts for the years ended December 31, 2005, 2004 and 2003 (in thousands, except per share amounts):

                                                                                               2005      2004      2003
                                                                                             -------   -------   -------
Income from continuing operations:
  As reported ..........................................................................     $61,292   $33,282   $20,001
  Less: Total stock-based compensation expense determined under fair value based method,
    net of related tax effects .........................................................       2,112     2,981     1,199
                                                                                             -------   -------   -------
  Pro Forma ............................................................................     $59,180   $30,301   $18,802
                                                                                             =======   =======   =======
Basic EPS:
  As reported ..........................................................................     $  1.97   $  1.09   $  0.67
  Pro Forma ............................................................................     $  1.90   $  1.00   $  0.63
Diluted EPS:
  As reported ..........................................................................     $  1.93   $  1.07   $  0.65
  Pro Forma ............................................................................     $  1.86   $  0.97   $  0.61

NEW ACCOUNTING PRONOUNCEMENTS

     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("123(R)"), which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123(R) supersedes Opinion No. 25 and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. Statement 123(R) must be adopted no later than January 1, 2006. As of January 1, 2006, we adopted Statement 123(R).

     As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25's intrinsic value method and, as such, we generally recognize no compensation cost for employee stock options. We will utilize the modified prospective method of accounting as permitted under 123(R). Accordingly, the adoption of Statement 123(R)'s fair value method will have an impact on our future results of operations, although it will have no impact on our overall financial position. The impact of that standard on reported results would be approximately as described above in the disclosure of pro forma net income and earnings per share. Statement 123(R) also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were not material.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE C -- ACQUISITIONS OF BUSINESSES AND DISPOSITIONS OF ASSETS

     In November 2005, we acquired one company for which an aggregate of $13.6 million was paid. Goodwill, representing the excess purchase price over the fair value of amounts assigned to the net assets acquired, was preliminarily valued at $4.5 million.

     We believe the addition of this company furthers our goal of market and geographic diversification, expansion of our facilities services operations and expansion of our service offerings. Additionally, this acquisition creates more opportunities for our subsidiaries to collaborate on national facilities services contracts. See Note B - Summary of Significant Accounting Policies for a discussion of goodwill and intangible assets.

     During 2005 and 2004, we paid an aggregate of $0.7 million and $1.6 million in cash, respectively, by reason of earn-out obligations in respect of prior year acquisitions.

     The gain on sale of assets of $2.8 million for the year ended December 31, 2004 was related to the September 1, 2004 sale of assets of our United Kingdom Delcommerce equipment rental service division. Concurrently with the sale, we entered into a long-term agreement to utilize the equipment rental services of the purchaser, a publicly traded United Kingdom company. The $1.8 million gain in 2004 on the sale of an equity investment was attributable to the August 2004 sale of our interest in a South African joint venture, the operating results of which had been reported in the Other international construction and facilities services segment. There were no other sales of such assets or equity investments in the years ended December 31, 2005, 2004 and 2003 other than the disposal of property, plant and equipment in the normal course of business.

     On September 30, 2005, we disposed of one of our subsidiaries in our United States facilities services segment. The results of operations for all periods presented reflect discontinued operations accounting. Included in the $1.3 million loss from discontinued operations for 2005 is a loss of $1.0 million, net of income tax, by reason of the sale of the subsidiary. We will not have any future involvement with the subsidiary. The results of operations for the discontinued operation is not presented as it is not material to the consolidated results of operations for the years ended December 31, 2005, 2004 and 2003.

NOTE D -- EARNINGS PER SHARE

     The following tables summarize our calculation of Basic and Diluted Earnings per Share ("EPS") for the years ended December 31, 2005, 2004 and 2003:

                                                                                      2005          2004          2003
                                                                                   -----------   -----------   -----------
NUMERATOR:
Income before discontinued operations ..........................................   $61,292,000   $33,282,000   $20,001,000
(Loss) gain from discontinued operations .......................................    (1,250,000)      (75,000)      620,000
                                                                                   -----------   -----------   -----------
Net income available to common stockholders ....................................   $60,042,000   $33,207,000   $20,621,000
                                                                                   ===========   ===========   ===========

DENOMINATOR:
Weighted average shares outstanding used to compute basic earnings per share ...    31,143,363    30,395,810    29,972,158
Effect of diluted securities - options to purchase common stock ................       691,518       737,664       951,238
                                                                                   -----------   -----------   -----------
Shares used to compute diluted earnings per share ..............................    31,834,881    31,133,474    30,923,396
                                                                                   ===========   ===========   ===========

Basic earnings (loss) per share:
  Continuing operations ........................................................   $      1.97   $      1.09   $      0.67
  Discontinued operations ......................................................         (0.04)        (0.00)  $      0.02
                                                                                   -----------   -----------   -----------
  Total ........................................................................   $      1.93   $      1.09   $      0.69
                                                                                   ===========   ===========   ===========

Diluted earnings (loss) per share:
  Continuing operations ........................................................   $      1.93   $      1.07   $      0.65
  Discontinued operations ......................................................         (0.04)        (0.00)  $      0.02
                                                                                   -----------   -----------   -----------
  Total ........................................................................   $      1.89   $      1.07   $      0.67
                                                                                   ===========   ===========   ===========

     The number of options granted to purchase shares of our common stock, which options were excluded from the computation of Diluted EPS for the years ended December 31, 2005, 2004 and 2003 because they would be antidilutive, were 365,940, 1,773,294 and 850,998, respectively.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE E -- CURRENT DEBT

CREDIT FACILITIES

     Our previous revolving credit agreement (the "Old Revolving Credit Facility") made as of September 26, 2002, as amended, provided for a credit facility of $350.0 million. Effective October 17, 2005, we replaced the Old Revolving Credit Facility that was due to expire September 26, 2007 with an amended and restated $350.0 million revolving credit facility (the "2005 Revolving Credit Facility"). The 2005 Revolving Credit Facility expires on October 17, 2010. It permits us to increase our borrowing to $500.0 million if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We utilized this feature to increase the line of credit under the 2005 Revolving Credit Facility from $350.0 million to $375.0 million on November 29, 2005. We may allocate up to $125.0 million of the borrowing capacity under the 2005 Revolving Credit Facility to letters of credit, which amount compares to $75.0 million under the previous Old Revolving Credit Facility. The 2005 Revolving Credit Facility is guaranteed by certain of our direct and indirect subsidiaries, is secured by substantially all of our assets and most of the assets of our subsidiaries, and provides for borrowings in the form of revolving loans and letters of credit. The 2005 Revolving Credit Facility contains various covenants requiring, among other things, maintenance of certain financial ratios and certain restrictions with respect to payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount of the 2005 Revolving Credit Facility. The fee ranges from 0.25% to 0.5% of the unused amount, based on certain financial tests. Borrowings under the 2005 Revolving Credit Facility bear interest at (1) a rate which is the prime commercial lending rate announced by Harris N.A. from time to time (7.25% at December 31, 2005) plus 0.0% to 0.5%, based on certain financial tests or (2) United States dollar LIBOR (at December 31, 2005, the rate was 4.38%) plus 1.0% to 2.25%, based on certain financial tests. The interest rates in effect at December 31, 2005 were 7.25% and 5.38% for the prime commercial lending rate and the United States dollar LIBOR, respectively. Letter of credit fees issued under this facility range from 1.0% to 2.25% of the respective face amounts of the letters of credit issued and are charged based on the type of letter of credit issued and certain financial tests. In connection with the replacement of the Old Revolving Credit Facility, $0.4 million of prepaid commitment fees were recorded as interest expense. As of December 31, 2005 and 2004, we had approximately $53.3 million and $54.3 million of letters of credit outstanding, respectively. There were no borrowings under the 2005 Revolving Credit Facility as of December 31, 2005. We had borrowings of $80.0 million outstanding under the Old Revolving Credit Facility at December 31, 2004.

FOREIGN BORROWINGS

     In August 2001, our Canadian subsidiary, Comstock Canada Ltd., renewed a credit agreement with a bank providing for an overdraft facility of up to Cdn. $0.5 million. The facility is secured by a standby letter of credit and provides for interest at the bank's prime rate, which was 5.25% at December 31, 2005. There were no borrowings outstanding under this credit agreement at December 31, 2005 or 2004.

NOTE F -- LONG-TERM DEBT

     Long-term debt in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2005 and 2004 (in thousands):

                                                                                           2005      2004
                                                                                          -------   -------
Capitalized Lease Obligations at weighted average interest rates from 2.0% to 7.0%
  payable in varying amounts through 2014 .............................................   $ 1,570   $ 1,662
Other, at weighted average interest rates of approximately 9.0%, payable in varying
  amounts through 2012 ................................................................       387       476
                                                                                          -------   -------
                                                                                            1,957     2,138
Less: current maturities ..............................................................       551       806
                                                                                          -------   -------
                                                                                          $ 1,406   $ 1,332
                                                                                          =======   =======

CAPITALIZED LEASE OBLIGATIONS

      See Note K -- Commitments and Contingencies.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE F -- LONG-TERM DEBT -- (CONTINUED)

OTHER LONG-TERM DEBT

      Other long-term debt consists primarily of loans for real estate, office equipment, automobiles and building improvements. The aggregate amount of other long-term debt maturing is approximately $0.1 million in each of the next five years.

NOTE G -- INCOME TAXES

      For 2005, the income tax provision was $9.7 million, compared to an income tax provision of less than $0.01 million for 2004. Our income tax provision for 2005 was comprised of (a) $27.3 million of income tax provision in respect of pre-tax earnings of $71.0 million, (b) $5.2 million of income tax provision related to a valuation allowance recorded to reduce deferred tax assets related to net operating losses and other temporary differences with respect to our Canadian construction and facilities services segment, since there is uncertainty as to whether the segment will have sufficient taxable income in the future to realize the benefit of such deferred tax assets and (c) the offset of such income tax provisions by a $22.7 million income tax benefit for income tax reserves no longer required based on a current analysis of probable exposures. The income tax benefit of less than $0.01 million for 2004 was comprised of (a) $13.9 million of income tax provision on pre-tax earnings of $33.2 million, (b) $8.2 million of income tax provision related to a valuation allowance recorded to reduce net deferred tax assets related to net operating losses and other temporary differences of the United Kingdom construction and facilities services segment inasmuch as there is uncertainty of sufficent future income to realize the benefit of such deferred tax assets and (c) the partial offset of such income tax provisions by $22.1 million of income tax benefits for income tax reserves no longer required based on current analysis of probable exposures. The provision on income before income taxes for 2005, 2004 and 2003 each was recorded at an effective income tax rate of approximately 38%, 42% and 42%, respectively.

      We have recorded liabilities for our best estimate of the probable loss on certain positions taken on our income tax returns. We believe our recorded income tax liabilities are adequate for all tax years subject to audit based on our assessment of many factors. Although we believe our recorded income tax assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore, our assessments involve judgments about future events and rely on reasonable estimates and assumptions. These income tax liabilities generally are not finalized with the individual tax authorities until several years after the end of the annual period for which income taxes have been estimated. As of December 31, 2005 and 2004, we had income tax reserves of $4.3 million (included in Other accrued expenses and liabilities) and $24.9 million (included in Other long-term obligations), respectively. The decrease in income tax reserves relates to the reversals discussed above.

      We file a consolidated federal income tax return including all of our U.S. subsidiaries. At December 31, 2005, we had net operating loss carryforwards ("NOLs") for U.S. income tax purposes of approximately $2.3 million, which expire in the year 2009. In addition, at December 31, 2005, we had NOLs for United Kingdom income tax purposes of approximately $4.7 million, which have no expiration date and NOLs for Canadian income tax purposes of approximately $20.5 million, which expire in 2015. The NOLs are subject to review by taxing authorities.

      The income tax provision (benefit)in the accompanying Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003 consisted of the following (in thousands):

                                            2005           2004           2003
                                          --------       --------       --------
Current:
  Federal (benefit) provision ......      $   (154)      $(16,385)      $  2,682
  State and local ..................         5,642          4,988          4,987
  Foreign (benefit) provision ......          (752)        (2,306)           795
                                          --------       --------       --------
                                             4,736        (13,703)         8,464
                                          --------       --------       --------
  Deferred .........................         5,002         13,704          7,451
                                          --------       --------       --------
                                          $  9,738       $      1       $ 15,915
                                          ========       ========       ========

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE G -- INCOME TAXES -- (CONTINUED)

      Factors accounting for the variation from U.S. statutory income tax rates for the years ended December 31, 2005, 2004 and 2003 were as follows (in thousands):

                                                                                     2005        2004        2003
                                                                                   --------    --------    --------
Federal income taxes at the statutory rate .....................................   $ 24,861    $ 11,653    $ 12,541
State and local income taxes, net of federal tax benefits ......................      1,655       3,242       3,242
Foreign income taxes ...........................................................     (1,673)     (2,086)       (158)
Adjustments to valuation allowance for deferred tax assets .....................      5,181       7,387        (153)
Reversal of tax reserves .......................................................    (22,745)    (22,083)         --
Other ..........................................................................      2,459       1,888         443
                                                                                   --------    --------    --------
                                                                                   $  9,738    $      1    $ 15,915
                                                                                   ========    ========    ========

      The components of the net deferred income tax asset are included in "Prepaid expenses and other" ($22.0 million) and "Other long-term liabilities" ($9.7 million) at December 31, 2005 and "Prepaid expenses and other" ($17.1 million) and "Other long-term liabilities" ($14.6 million) at December 31, 2004 in the accompanying Consolidated Balance Sheets. The amounts recorded for the years ended December 31, 2005 and 2004 were as follows (in thousands):

                                                                                                 2005        2004
                                                                                               --------    --------
Deferred income tax assets:
Net operating loss carryforwards ...........................................................   $  9,486    $ 11,496
Excess of amounts expensed for financial statement purposes over amounts deducted for income
  tax purposes .............................................................................     42,497      34,451
                                                                                               --------    --------
Total deferred income tax assets ...........................................................     51,983      45,947
Valuation allowance for deferred tax assets ................................................    (18,738)    (10,859)
                                                                                               --------    --------
Net deferred income tax assets .............................................................     33,245      35,088
                                                                                               --------    --------
Deferred income tax liabilities:
Costs capitalized for financial statement purposes and deducted for income tax purposes ....    (20,931)    (32,595)
                                                                                               --------    --------
Total deferred income tax liabilities ......................................................    (20,931)    (32,595)
                                                                                               --------    --------
Net deferred income tax asset ..............................................................   $ 12,314    $  2,493
                                                                                               ========    ========

      Income (loss) from continuing operations before income taxes for the years ended December 31, 2005, 2004 and 2003 consisted of the following (in thousands):

                                                                                     2005        2004        2003
                                                                                   --------    --------    --------
United States ..................................................................   $ 68,398    $ 39,725    $ 54,013
Foreign ........................................................................      2,632      (6,442)    (18,097)
                                                                                   --------    --------    --------
                                                                                   $ 71,030    $ 33,283    $ 35,916
                                                                                   ========    ========    ========

      We have not recorded deferred income taxes on the undistributed earnings of our foreign subsidiaries because of our intent to indefinitely reinvest such earnings. Upon distribution of these earnings in the form of dividends or otherwise, we may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings. If invested capital was repatriated to the United States, there could be income taxes payable on any such amount.

NOTE H -- COMMON STOCK

      On January 27, 2006, our stockholders approved an amendment to our Restated Certificate of Incorporation authorizing an increase in the number of shares of our common stock from 30 million shares to 80 million shares. Following this approval, we effected on February 10, 2006 a 2-for-1 stock split in the form of a stock distribution of one common share for each common share owned, payable to shareholders of record on January 30, 2006. As of December 31, 2005 and 2004, 31,103,766 and 30,472,098 shares of our common stock were outstanding, respectively. Pursuant to a program authorized by our Board of Directors, we purchased 2,263,970 shares of our common stock prior to January 1, 2000. The aggregate amount of $16.8 million paid for those shares has been classified as "Treasury stock, at cost" in the Consolidated Balance Sheet at December 31, 2005, less the value of shares reissued pursuant to the exercise of stock options or issuance of restricted stock units as described in Note I - Stock Options and Stock Plans. Our management is authorized to expend up to an additional $3.2 million to purchase our common stock under this program.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE I -- STOCK OPTIONS AND STOCK PLANS

      We have stock option plans and programs under which employees may receive stock options, and certain executives have a stock bonus plan and a long-term incentive plan pursuant to which they receive restricted stock units. EMCOR also has stock option plans under which non-employee directors may receive stock options. A summary of the general terms of the grants under stock option plans and programs and stock plans are as follows (adjusted for the February 10, 2006 2-for-1 stock split):

                                                   AUTHORIZED         EXERCISE PRICE/
                                                     SHARES               VESTING             EXPIRATION       VALUATION DATE
                                                   ----------    -------------------------  ---------------   -----------------
1994 Management Stock Option Plan                   2,000,000       Generally, 33 1/3%     Ten years from    Fair market value
  (the "1994 Plan")                                                 on each anniversary       grant date       of common stock
                                                                       of grant date                            on grant date

1995 Non-Employee Directors'                          400,000       100% on grant date      Ten years from    Fair market value
  Non-Qualified Stock Option Plan                                                             grant date       of common stock
  (the "1995 Plan")                                                                                             on grant date

1997 Non-Employee Directors'                          600,000               (1)             Five years from   Fair market value
  Non-Qualified Stock Option Plan                                                             grant date       of common stock
  (the "1997 Directors' Stock                                                                                 on grant date (3)
  Option Plan")

1997 Stock Plan for Directors                         300,000               (2)             Five years from   Fair market value
  (the "1997 Directors' Stock Plan")                                                          grant date       of common stock
                                                                                                              on grant date (3)

2003 Non-Employee Directors'                          240,000       100% on grant date      Ten years from    Fair market value
  Non-Qualified Stock Option Plan                                                             grant date       of common stock
  (the "2003 Directors' Stock Option Plan")                                                                     on grant date

2003 Management Stock                                 660,000     To be determined by the   Ten years from    Fair market value
  Incentive Plan                                                  Compensation Committee      grant date       of common stock
  ("2003 Management Plan")                                                                                      on grant date

Executive Stock Bonus Plan                            440,000        100% on grant date     Ten years from    Fair market value
  ("ESBP")                                                                                    grant date       of common stock
                                                                                                                on grant date

2005 Management Stock                                 900,000     To be determined by the   Ten years from    Fair market value
  Incentive Plan                                                  Compensation Committee      grant date       of common stock
  ("2005 Management Plan")                                                                                      on grant date

2005 Stock Plan for Directors                          52,000      50% on grant or award    Ten years from    Fair market value
  (the "2005 Directors' Stock Plan")                              date, 50% on the first      grant date       of common stock
                                                                 anniversary of grant date                      on grant date

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

----------
(1) Until July 2000, non-employee directors could elect to receive one-third, two-thirds or all of their retainer for a calendar year in the form of stock options. Since then such directors have received all of their retainer in the form of stock options. All options under this plan become exercisable quarterly over the calendar year in which they are granted. In addition, each director received additional stock options equal to the product of 0.5 times the amount of stock options otherwise issued.

(2)   The plan terminated during 2003.

(3)   Generally, the grant date was the first business day of a calendar year.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE I -- STOCK OPTIONS AND STOCK PLANS -- (CONTINUED)

      The following table summarizes our stock option and stock bonus plan activity since December 31, 2002:

                                                                                   1997 DIRECTORS' STOCK
                                            1994 PLAN             1995 PLAN              OPTION PLAN
                                       --------------------   ------------------   ---------------------
                                                   WEIGHTED             WEIGHTED               WEIGHTED
                                                    AVERAGE              AVERAGE                AVERAGE
                                         SHARES      PRICE     SHARES     PRICE     SHARES       PRICE
                                       ---------   --------   -------   --------   --------    ---------
Balance, December 31, 2002 .........   1,158,402     $5.00    222,000    $15.05     265,044     $11.52
  Granted ..........................          --        --      6,000    $24.08      39,924     $26.82
  Forfeited ........................          --        --         --        --     (12,148)    $10.00
  Exercised ........................     (64,000)    $5.30    (30,000)   $12.83    (104,964)    $ 8.84
                                       ---------              -------              --------
Balance, December 31, 2003 .........   1,094,402     $4.99    198,000    $15.66     187,856     $16.37
  Granted ..........................          --        --         --        --      51,300     $21.92
  Forfeited ........................      (6,000)    $5.31         --        --          --         --
  Exercised ........................    (246,166)    $3.17         --        --     (60,816)    $ 8.78
                                       ---------              -------              --------
Balance, December 31, 2004 .........     842,236     $5.52    198,000    $15.66     178,340     $20.55
  Granted ..........................          --        --         --        --      63,504     $22.47
  Forfeited ........................          --        --         --        --          --         --
  Exercised ........................    (515,234)    $3.09    (24,000)   $ 8.88     (53,250)    $12.72
                                       ---------              -------              --------
Balance, December 31, 2005 .........     327,002     $9.34    174,000    $16.60     188,594     $23.41
                                       =========              =======              ========

                                             1997 DIRECTORS'                           OTHER STOCK
                                               STOCK PLAN            ESBP             OPTION GRANTS
                                       --------------------   ------------------  ----------------------
                                                   WEIGHTED             WEIGHTED               WEIGHTED
                                                    AVERAGE              AVERAGE                AVERAGE
                                         SHARES      PRICE     SHARES     PRICE     SHARES       PRICE
                                       ---------   --------   -------   --------  ---------    --------
Balance, December 31, 2002 .........         660     $9.82    186,552    $15.66   1,479,934     $15.72
  Granted ..........................          --        --     74,660    $19.56     286,670     $27.32
  Forfeited ........................          --        --         --        --          --         --
  Exercised ........................        (660)    $9.82         --        --     (27,668)    $ 9.76
                                           -----             --------             ---------
Balance, December 31, 2003 .........          --        --    261,212    $16.78   1,738,936     $17.72
  Granted ..........................          --        --     85,276    $19.18     444,796     $21.57
  Forfeited ........................          --        --         --        --     (10,000)    $15.82
  Exercised ........................          --        --   (113,414)   $10.81     (36,000)    $ 8.12
                                           -----             --------             ---------
Balance, December 31, 2004 .........          --        --    233,074    $20.56   2,137,732     $18.70
  Granted ..........................          --        --     31,276    $20.49      59,000     $24.04
  Forfeited ........................          --        --         --        --          --         --
  Exercised ........................          --        --    (98,138)   $22.20     (18,000)    $12.75
                                           -----             --------             ---------
Balance, December 31, 2005 .........          --        --    166,212    $19.57   2,178,732     $18.89
                                           =====             ========             =========

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE I -- STOCK OPTIONS AND STOCK PLANS -- (CONTINUED)

                                          2003 DIRECTORS'
                                         STOCK OPTION PLAN    2003 MANAGEMENT PLAN
                                         ------------------   --------------------
                                                   WEIGHTED               WEIGHTED
                                                    AVERAGE                AVERAGE
                                         SHARES      PRICE     SHARES       PRICE
                                         -------   --------   -------     --------
Balance, December 31, 2003 .........      60,000    $26.39     20,000      $20.81
  Granted ..........................      60,000    $21.98         --          --
  Forfeited ........................          --        --         --          --
  Exercised ........................          --        --         --          --
                                         -------              -------
Balance, December 31, 2004 .........     120,000    $24.19     20,000      $20.81
  Granted ..........................      60,000    $25.08    580,400      $22.54
  Forfeited ........................          --        --         --          --
  Exercised ........................          --        --         --          --
                                         -------              -------
Balance, December 31, 2005 .........     180,000    $24.48    600,400      $22.48
                                         =======              =======

                                          2005 DIRECTORS'
                                            STOCK PLAN        2005 MANAGEMENT PLAN
                                         ------------------   --------------------
                                                   WEIGHTED               WEIGHTED
                                                    AVERAGE                AVERAGE
                                         SHARES      PRICE     SHARES       PRICE
                                         -------   --------   -------     --------
Balance, December 31, 2004 .........          --      --           --        --
  Granted ..........................          --      --           --        --
  Forfeited ........................          --      --           --        --
  Exercised ........................          --      --           --        --
                                         -------              -------
Balance, December 31, 2005 .........          --      --           --        --
                                         =======              =======

      At December 31, 2005, 2004 and 2003 approximately 2,866,000, 2,920,000 and
2,908,000 options were exercisable, respectively. The weighted average exercise price of exercisable options at December 31, 2005, 2004 and 2003 was approximately $17.83, $14.17 and $11.89, respectively.

      The following table summarizes information about our stock options at December 31, 2005 (adjusted for the February 10, 2006 2-for-1 stock split):

                           STOCK OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                 ---------------------------------------------  -------------------------
   RANGE OF                 WEIGHTED AVERAGE  WEIGHTED AVERAGE           WEIGHTED AVERAGE
EXERCISE PRICES    NUMBER    REMAINING LIFE    EXERCISE PRICE   NUMBER    EXERCISE PRICE
---------------  ---------  ----------------  ----------------  -------  ----------------
$ 7.16 - $10.00    919,668     3.02 Years          $ 9.46       919,668       $ 9.46

$10.97 - $13.57    212,000     4.69 Years          $12.51       212,000       $12.51

$18.93 - $21.15    646,412     6.77 Years          $20.39       599,746       $20.46

$21.92 - $23.18  1,462,400     7.48 Years          $22.47       689,610       $22.57

$23.68 - $27.75    574,460     7.14 Years          $26.58       444,806       $26.80

      The weighted average fair value of options granted during 2005, 2004 and 2003 were $8.02, $6.21 and $7.29, respectively.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE I -- STOCK OPTIONS AND STOCK PLANS -- (CONTINUED)

      The pro forma effect on our net income, Basic EPS and Diluted EPS, had compensation costs been determined consistent with the recognition of compensation costs provisions of SFAS 123, is presented in Note B -- Summary of Significant Accounting Policies. The associated pro forma compensation costs related to the provisions of SFAS 123, net of tax effects, were $2.1 million, $3.0 million and $1.2 million for the years ending December 31, 2005, 2004 and 2003, respectively. The pro forma effect was calculated using an estimated fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005, 2004 and 2003: risk-free interest rates of 1.9% to 4.3% (representing the risk-free interest rate at the date of the grant); expected dividend yields of zero percent; expected terms of 3.6 to 6.4 years; and average expected volatility of 38.29%, 27.2% and 30.3% for options granted during 2005, 2004 and 2003, respectively.

      During 2004, 455,854 of out-of-the-money stock options were vested in full in anticipation of a change in accounting rules requiring the expensing of stock options beginning as of January 1, 2006 (see New Accounting Pronouncements in Note B - Summary of Significant Accounting Policies).

NOTE J -- RETIREMENT PLANS

      Our United Kingdom subsidiary has a defined benefit pension plan covering all eligible employees (the "UK Plan"). The benefits under the UK Plan are based on wages and years of service with the subsidiary. Our policy is to fund the minimum amount required by law. The measurement date of the UK Plan is December 31 of each year.

      The change in benefit obligations and assets of the UK Plan for the years ended December 31, 2005 and 2004 consisted of the following components (in thousands):

                                                                      2005         2004
                                                                    ---------    ---------
CHANGE IN PENSION BENEFIT OBLIGATION
Benefit obligation at beginning of year .........................   $ 192,360    $ 159,802
Service cost ....................................................       3,896        4,906
Interest cost ...................................................       9,701        8,891
Plan participants' contributions ................................       3,226        3,656
Actuarial loss ..................................................      24,314        6,988
Benefits paid ...................................................      (5,313)      (4,674)
Foreign currency exchange rate changes ..........................     (21,724)      12,791
                                                                    ---------    ---------
Benefit obligation at end of year ...............................   $ 206,460    $ 192,360
                                                                    =========    =========

CHANGE IN PENSION PLAN ASSETS
Fair value of plan assets at beginning of year ..................   $ 150,533    $ 121,262
Actual return on plan assets ....................................      25,365       13,050
Employer contributions ..........................................       6,933        7,329
Plan participants' contributions ................................       3,226        3,656
Benefits paid ...................................................      (5,313)      (4,674)
Foreign currency exchange rate changes ..........................     (17,114)       9,910
                                                                    ---------    ---------
Fair value of plan assets at end of year ........................   $ 163,630    $ 150,533
                                                                    ---------    ---------
Funded status ...................................................   $ (42,830)   $ (41,827)
Unrecognized transition amount ..................................          --           --
Unrecognized prior service cost .................................          67          165
Unrecognized losses .............................................      40,984       37,787
                                                                    ---------    ---------
Net amount recognized ...........................................   $  (1,779)   $  (3,875)
                                                                    =========    =========

AMOUNTS RECOGNIZED IN THE CONSOLIDATED FINANCIAL STATEMENTS
Accrued benefit liability .......................................   $ (18,743)   $  (9,042)
Intangible asset ................................................          67          165
Accumulated other comprehensive loss ............................      16,897        5,002
                                                                    ---------    ---------
Net amount recognized ...........................................   $  (1,779)   $  (3,875)
                                                                    =========    =========

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE J -- RETIREMENT PLANS -- (CONTINUED)

      The assumptions used as of December 31, 2005, 2004 and 2003 in determining pension cost and liability shown above were as follows:

                                                                                          2005    2004    2003
                                                                                          ----    ----    ----
Discount rate .........................................................................    4.8%    5.4%    5.5%
Annual rate of salary provision .......................................................    3.1%    3.1%    3.1%
Annual rate of return on plan assets ..................................................    6.3%    6.8%    7.0%

      The annual rate of return on plan assets is based on the United Kingdom Government Bond yield, plus an estimated margin, at each year's measurement date. This annual rate approximates the historical annual return on plan assets and considers the expected asset allocation between equity and debt securities. For measurement purposes, a 2.5% annual rate of inflation of covered pension benefits was assumed for 2005 and 2004.

      The components of net periodic pension benefit cost for the years ended December 31, 2005, 2004 and 2003 were as follows (in thousands):

                                                                                2005        2004        2003
                                                                              --------    --------    --------
Service cost ..............................................................   $  3,896    $  4,906    $  4,837
Interest cost .............................................................      9,701       8,891       8,183
Expected return on plan assets ............................................     (9,890)     (8,933)     (6,708)
Net amortization of prior service cost and actuarial loss (gain) ..........         85          19          (5)
Amortization of unrecognized loss .........................................      1,351       1,402       2,280
                                                                              --------    --------    --------
Net periodic pension benefit cost .........................................   $  5,143    $  6,285    $  8,587
                                                                              ========    ========    ========

UK PLAN ASSETS

      The weighted average asset allocations and weighted average target allocations at December 31, 2005 were as follows:

                                                                                                      TARGET
                                                                                    DECEMBER 31,       ASSET
ASSET CATEGORY                                                                          2005        ALLOCATION
-------------                                                                       ------------    ----------
Equity securities ...............................................................           65.2%         70.0%
Debt securities .................................................................           31.7          30.0
Other ...........................................................................            3.1            --
                                                                                    ------------    ----------
Total ...........................................................................          100.0%        100.0%
                                                                                    ============    ==========

      Plan assets of our UK Plan include marketable equity securities in both United Kingdom and United States companies. Debt securities consist mainly of fixed interest bonds.

      The investment policies and strategies for plan assets are established to achieve a reasonable balance between risk, likely return and administration expense, as well as to maintain funds at a level to meet minimum funding requirements. In order to ensure that an appropriate investment strategy is in place, an analysis of the UK Plan's assets and liabilities is completed periodically.

CASH FLOWS:

CONTRIBUTIONS

      Our United Kingdom subsidiary expects to contribute $9.5 million to its UK Plan in 2006.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE J -- RETIREMENT PLANS -- (CONTINUED)

ESTIMATED FUTURE BENEFIT PAYMENTS

      The following estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the following years (in thousands):

                                                          PENSION
                                                         BENEFITS
                                                         --------
2006 .............................................       $  5,900
2007 .............................................          6,354
2008 .............................................          6,807
2009 .............................................          7,261
2010 .............................................          7,715
Succeeding five years ............................         38,575

      The accumulated benefit obligation for the UK Plan for the years ended December 31, 2005 and 2004 was $182.4 million and $159.6 million, respectively.

      We contribute to various union pension funds based upon wages paid to our union employees. Such contributions approximated $133.5 million, $133.9 million and $134.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

      We have retirement and savings plans that cover U.S. eligible non-union employees. Contributions to these profit sharing and voluntary savings plans are based on a percentage of the employee's base compensation. The expenses recognized for the years ended December 31, 2005, 2004 and 2003 for these plans were $6.2 million, $6.2 million and $3.8 million, respectively. The increase in the 2004 expense compared to 2003 is primarily due to an increase in the number of participants in these plans.

      Our United Kingdom subsidiary has a defined contribution retirement plan that began in 2002. The expense recognized for the years ended December 31, 2005, 2004 and 2003 was $1.7 million, $1.2 million and $0.7 million, respectively.

      Our Canadian subsidiary has a defined contribution retirement plan. The expense recognized for the years ended December 31, 2005, 2004 and 2003 was $0.7 million, $0.6 million and $0.4 million, respectively.

NOTE K -- COMMITMENTS AND CONTINGENCIES

      We lease land, buildings and equipment under various leases. The leases frequently include renewal options and require us to pay for utilities, taxes, insurance and maintenance expenses.

      Future minimum payments, by year and in the aggregate, under capital leases, non-cancelable operating leases and related subleases with initial or remaining terms of one or more years at December 31, 2005, were as follows (in thousands):

                                                       CAPITAL     OPERATING       SUBLEASE
                                                        LEASE        LEASE          INCOME
                                                      ---------   ----------     -----------
2006 .............................................    $    505    $   40,112      $       10
2007 .............................................         459        33,754              --
2008 .............................................         392        26,837              --
2009 .............................................         256        19,025              --
2010 .............................................          52        12,906              --
Thereafter .......................................          21        28,603              --
                                                      --------    ----------     -----------
Total minimum lease payment ......................       1,685    $  161,237     $        10
                                                                  ==========     ===========
Amounts representing interest ....................        (115)
                                                      --------
Present value of net minimum lease payments ......    $  1,570
                                                      ========

      Rent expense for operating leases and other rental items for the years ended December 31, 2005, 2004 and 2003 was $61.5 million, $54.9 million and $52.9 million, respectively. Rent expense for the years ended December 31, 2005, 2004 and 2003 included sublease rental income of $0.5 million, $0.7 million and $1.1 million, respectively.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE K -- COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

      We have agreements with our executive officers and certain other key management personnel providing for severance benefits to such employees upon termination of their employment under certain circumstances.

      We are contingently liable to sureties in respect of performance and payment bonds issued by sureties, usually at the request of customers in connection with construction projects, which secure our payment and performance obligations under contracts for such projects. In addition, at the request of labor unions representing certain of our employees, bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Our bonding requirements typically increase as the amount of public sector work increases. As of December 31, 2005, sureties had issued bonds for our account in the aggregate amount of approximately $1.5 billion. The bonds are issued by our sureties in return for premiums, which vary depending on the size and type of bond. The largest single bond outstanding for our account is approximately $170.0 million. We have agreed to indemnify the sureties for amounts, if any, paid by them in respect of bonds issued on our behalf.

      We are subject to regulation with respect to the handling of certain materials used in construction which are classified as hazardous or toxic by Federal, State and local agencies. Our practice is to avoid participation in projects principally involving the remediation or removal of such materials. However, when remediation is required as part of our contract performance, we believe we comply with all applicable regulations governing the discharge of material into the environment or otherwise relating to the protection of the environment.

      One of our subsidiaries has guaranteed indebtedness of a venture in which it has a 40% interest; the other venture partner, Baltimore Gas and Electric (a subsidiary of Constellation Energy), has a 60% interest. The venture designs, constructs, owns, operates, leases and maintains facilities to produce chilled water for sale to customers for use in air conditioning commercial properties. These guarantees are not expected to have a material adverse affect on our financial position or results of operations. Each of the venturers is jointly and severally liable, in the event of default, for the venture's $25.0 million borrowing due December 2031. During September 2002, each venture partner contributed equity to the venture, of which our contribution was $14.0 million.

      We presently employ approximately 26,000 people, approximately 69% of whom are represented by various unions pursuant to more than 475 collective bargaining agreements between our individual subsidiaries and local unions. We believe that our employee relations are generally good. Only two of these collective bargaining agreements are national or regional in scope.

      Restructuring expenses, primarily relating to employee severance obligations, were $1.8 million and $8.3 million for 2005 and 2004, respectively. As of December 31, 2005, the balance of these obligations was $0.2 million, which we anticipate paying during 2006. There were no restructuring expenses for the year ended December 31, 2003.

NOTE L -- ADDITIONAL CASH FLOW INFORMATION

      The following presents information about cash paid for interest and income taxes for the years ended December 31, 2005, 2004 and 2003 (in thousands):

                                                       2005        2004       2003
                                                     --------    --------   --------
Cash paid during the year for:
  Interest .......................................   $  8,573    $  7,486   $  7,251
  Income taxes ...................................   $  9,858    $  1,759   $ 17,910
Non-cash financing activities:
  Borrowings under capital lease obligations .....   $    412    $  1,781   $    314
  Capital lease obligations terminated ...........   $   (322)   $     --   $     --

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE M -- SEGMENT INFORMATION

      We have the following reportable segments: United States electrical construction and facilities services; United States mechanical construction and facilities services; United States facilities services; Canada construction and facilities services; United Kingdom construction and facilities services; and Other international construction and facilities services. The segment "United States facilities services" principally consists of those operations which primarily provide consulting and maintenance services, and "Other international construction and facilities services" represents our operations outside of the United States, Canada and the United Kingdom (primarily in South Africa, the Middle East and Western Europe) performing electrical construction, mechanical construction and facilities services. Our interest in the South African joint venture was sold in August 2004. The following tables present information about industry segments and geographic areas for the years ended December 31, 2005, 2004 and 2003. Insignificant reclassifications of certain business units among the segments have been made for all periods presented due to changes in our internal reporting structure (in millions):

                                                                                     AS REPORTED
                                                                         ----------------------------------
                                                                            2005        2004        2003
                                                                         ----------  ----------  ----------
Revenues from unrelated entities:
  United States electrical construction and facilities services ......   $  1,224.6  $  1,235.3  $  1,239.5
  United States mechanical construction and facilities services ......      1,718.5     1,825.7     1,715.8
  United States facilities services ..................................        756.2       697.7       627.0
                                                                         ----------  ----------  ----------
  Total United States operations .....................................      3,699.3     3,758.7     3,582.3
  Canada construction and facilities services ........................        342.1       280.8       346.8
  United Kingdom construction and facilities services ................        673.1       678.5       571.3
  Other international construction and facilities services ...........           --          --          --
                                                                         ----------  ----------  ----------
  Total worldwide operations .........................................   $  4,714.5  $  4,718.0  $  4,500.4
                                                                         ==========  ==========  ==========

Total revenues:
  United States electrical construction and facilities services ......   $  1,236.7  $  1,275.8  $  1,264.6
  United States mechanical construction and facilities services ......      1,728.8     1,839.4     1,733.3
  United States facilities services ..................................        758.6       699.0       631.2
  Less intersegment revenues .........................................        (24.8)      (55.5)      (46.8)
                                                                         ----------  ----------  ----------
  Total United State operations ......................................      3,699.3     3,758.7     3,582.3
  Canada construction and facilities services ........................        342.1       280.8       346.8
  United Kingdom construction and facilities services ................        673.1       678.5       571.3
  Other international construction and facilities services ...........           --          --          --
                                                                         ----------  ----------  ----------
  Total worldwide operations .........................................   $  4,714.5  $  4,718.0  $  4,500.4
                                                                         ==========  ==========  ==========

Operating income (loss):
  United States electrical construction and facilities services ......   $     79.7  $     81.2  $     57.8
  United States mechanical construction and facilities services ......         22.0        (1.2)       25.6
  United States facilities services ..................................         24.6        14.1        17.4
                                                                         ----------  ----------  ----------
  Total United States operations .....................................        126.3        94.1       100.8
  Canada construction and facilities services ........................         (7.9)      (11.9)        2.0
  United Kingdom construction and facilities services ................          7.5         0.0       (22.4)
  Other international construction and facilities services ...........          0.0         0.5         0.3
  Corporate administration ...........................................        (43.0)      (35.0)      (34.7)
  Restructuring expenses .............................................         (1.8)       (8.3)         --
  Gain on sale of assets .............................................           --         2.8          --
                                                                         ----------  ----------  ----------
  Total worldwide operations .........................................         81.1        42.2        46.0
Other corporate items:
  Interest expense ...................................................         (8.3)       (8.9)       (8.9)
  Interest income ....................................................          2.7         1.9         0.7
  Gain on sale of equity investment ..................................           --         1.8          --
  Minority interest ..................................................         (4.5)       (3.8)       (1.9)
  Income before taxes ................................................   $     71.0  $     33.3  $     35.9

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE M -- SEGMENT INFORMATION -- (CONTINUED)

                                                                                     2005       2004       2003
                                                                                   --------   --------   --------
Capital expenditures:
  United States electrical construction and facilities services ................   $    2.4   $    1.7   $    4.6
  United States mechanical construction and facilities services ................        2.5        2.9        4.5
  United States facilities services ............................................        3.9        6.1        3.4
                                                                                   --------   --------   --------
  Total United States operations ...............................................        8.8       10.7       12.5
  Canada construction facilities services ......................................        1.3        0.8        0.5
  United Kingdom construction and facilities services ..........................        0.3        3.7        4.0
  Other international construction and facilities services .....................         --         --         --
  Corporate administration .....................................................        2.0        0.9        0.9
                                                                                   --------   --------   --------
  Total worldwide operations ...................................................   $   12.4   $   16.1   $   17.9
                                                                                   ========   ========   ========

Depreciation and amortization of Property, plant and equipment:
  United States electrical construction and facilities services ................   $    3.0   $    3.3   $    3.4
  United States mechanical construction and facilities services ................        5.7        5.9        6.5
  United States facilities services ............................................        5.7        5.8        6.4
                                                                                   --------   --------   --------
  Total United States operations ...............................................       14.4       15.0       16.3
  Canada construction facilities services ......................................        0.9        0.9        0.7
  United Kingdom construction and facilities services ..........................        2.8        4.3        4.0
  Other international construction and facilities services .....................         --         --         --
  Corporate administration .....................................................        1.3        0.7        0.7
                                                                                   --------   --------   --------
  Total worldwide operations ...................................................   $   19.4   $   20.9   $   21.7
                                                                                   ========   ========   ========

                                                                                     2005       2004
                                                                                   --------   --------
Costs and estimated earnings in excess of billings on uncompleted contracts:
  United States electrical construction and facilities services ................   $   64.2   $   57.4
  United States mechanical construction and facilities services ................       70.6      128.3
  United States facilities services ............................................       10.2       11.4
                                                                                   --------   --------
  Total United States operations ...............................................      145.0      197.1
  Canada construction facilities services ......................................       21.7       19.9
  United Kingdom construction and facilities services ..........................       18.9       23.7
  Other international construction and facilities services .....................         --         --
                                                                                   --------   --------
  Total worldwide operations ...................................................   $  185.6   $  240.7
                                                                                   ========   ========

Billings in excess of costs and estimated earnings on uncompleted contracts:
  United States electrical construction and facilities services ................   $  120.2   $  129.6
  United States mechanical construction and facilities services ................      136.2      131.1
  United States facilities services ............................................       11.1        6.5
                                                                                   --------   --------
  Total United States operations ...............................................      267.5      267.2
  Canada construction facilities services ......................................       13.1       10.1
  United Kingdom construction and facilities services ..........................       49.6       82.4
  Other international construction and facilities services .....................         --         --
                                                                                   --------   --------
  Total worldwide operations ...................................................   $  330.2   $  359.7
                                                                                   ========   ========

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE M -- SEGMENT INFORMATION -- (CONTINUED)

                                                                                     2005       2004
                                                                                   --------   --------
Long-lived assets:
  United States electrical construction and facilities services ................   $   11.4   $   12.1
  United States mechanical construction and facilities services ................      184.6      187.7
  United States facilities services ............................................      136.4      136.4
                                                                                   --------   --------
  Total United States operations ...............................................      332.4      336.2
  Canada construction facilities services ......................................        4.8        5.7
  United Kingdom construction and facilities services ..........................        7.1       10.6
  Other international construction and facilities services .....................         --         --
  Corporate administration .....................................................        2.5        2.2
                                                                                   --------   --------
  Total worldwide operations ...................................................   $  346.8   $  354.7
                                                                                   ========   ========

Goodwill:
  United States electrical construction and facilities services ................   $    3.8   $    3.8
  United States mechanical construction and facilities services ................      164.2      163.5
  United States facilities services ............................................      115.4      112.1
                                                                                   --------   --------
  Total United States operations ...............................................      283.4      279.4
  Canada construction facilities services ......................................         --         --
  United Kingdom construction and facilities services ..........................         --         --
  Other international construction and facilities services .....................         --         --
  Corporate administration .....................................................         --         --
                                                                                   --------   --------
  Total worldwide operations ...................................................   $  283.4   $  279.4
                                                                                   ========   ========

Total assets:
  United States electrical construction and facilities services ................   $  357.4   $  358.1
  United States mechanical construction and facilities services ................      680.1      776.4
  United States facilities services ............................................      324.7      304.5
                                                                                   --------   --------
  Total United States operations ...............................................    1,362.2    1,439.0
  Canada construction facilities services ......................................      137.2      108.8
  United Kingdom construction and facilities services ..........................      154.6      199.2
  Other international construction and facilities services .....................        3.0        3.9
  Corporate administration .....................................................      121.9       67.1
                                                                                   --------   --------
  Total worldwide operations ...................................................   $1,778.9   $1,818.0
                                                                                   ========   ========

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE N -- SELECTED UNAUDITED QUARTERLY INFORMATION
(IN THOUSANDS, EXCEPT PER SHARE DATA)

      Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

                                                 MARCH 31        JUNE 30      SEPT. 30        DEC. 31
                                                -----------    -----------   -----------    -----------
2005 QUARTERLY RESULTS
Revenues ....................................   $ 1,088,083    $ 1,173,163   $ 1,215,415    $ 1,237,886
Gross profit ................................   $    99,564    $   112,343   $   131,413    $   156,444
Net income ..................................   $     1,913    $     7,933   $    30,864    $    19,332
Basic EPS - continuing operations ...........   $      0.07    $      0.25   $      1.02    $      0.62
Basic EPS - discontinued operations .........         (0.01)          0.00         (0.03)         (0.00)
                                                -----------    -----------   -----------    -----------
                                                $      0.06    $      0.25   $      0.99    $      0.62
                                                ===========    ===========   ===========    ===========
Diluted EPS - continuing operations .........   $      0.07    $      0.24   $      1.00    $      0.61
Diluted EPS - discontinued operations .......         (0.01)          0.01         (0.03)         (0.01)
                                                -----------    -----------   -----------    -----------
                                                $      0.06    $      0.25   $      0.97    $      0.60
                                                ===========    ===========   ===========    ===========
2004 QUARTERLY RESULTS
Revenues ....................................   $ 1,099,267    $ 1,183,137   $ 1,211,982    $ 1,223,624
Gross profit ................................   $   100,604    $   100,268   $   115,354    $   128,374
Net income ..................................   $     5,717    $     1,445   $    15,466    $    10,579
Basic EPS - continuing operations ...........   $      0.20    $      0.04   $      0.52    $      0.34
Basic EPS - discontinued operations .........         (0.01)          0.01         (0.01)          0.01
                                                -----------    -----------   -----------    -----------
                                                $      0.19    $      0.05   $      0.51    $      0.35
                                                ===========    ===========   ===========    ===========
Diluted EPS - continuing operations .........   $      0.19    $      0.04   $      0.51    $      0.33
Diluted EPS - discontinued operations .......         (0.01)          0.01         (0.01)          0.01
                                                -----------    -----------   -----------    -----------
                                                $      0.18    $      0.05   $      0.50    $      0.34
                                                ===========    ===========   ===========    ===========

NOTE O -- LEGAL PROCEEDINGS

      In July 2003, our subsidiary, Poole & Kent Corporation ("Poole & Kent"), was served with a Subpoena Duces Tecum by a grand jury empanelled by the United States District Court for the District of Maryland which is investigating, among other things, Poole & Kent's use of minority and woman-owned business enterprises. Poole & Kent has produced documents in response to the subpoena and to subsequent subpoenas directed to it requesting certain business records. On April 26, 2004, Poole & Kent was advised that it is a target of the grand jury investigation. Poole & Kent is cooperating with the investigation.

      On September 6, 2005, a former employee of Poole & Kent and the employee's wife pled guilty to federal fraud charges that they used an alleged woman-owned business enterprise ("WBE") to help Poole & Kent qualify for public construction projects. The former employee also pled guilty to filing a false federal personal income tax return for his failure to report on his tax return the value of free work done at his home by Poole & Kent. In addition, on October 19, 2005,
W. David Stoffregen, the former President and Chief Executive Officer of Poole & Kent was indicted by a federal grand jury in Baltimore for racketeering, conspiracy, fraud and obstruction of justice in connection with his role in connection with the alleged WBE fraud scheme and for his role in a related alleged scheme to provide benefits to a former Maryland state senator in exchange for his help and using his influence on behalf of Poole & Kent. On October 26, 2005, a former project manager of Poole & Kent pled guilty to giving false statements to federal investigators in connection with such alleged scheme to provide benefits to the former state senator. In conjunction with the federal investigation, others, including present and former employees of Poole & Kent, may be charged.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE O -- LEGAL PROCEEDINGS -- (CONTINUED)

      On March 14, 2003, John Mowlem Construction plc ("Mowlem") presented a claim in arbitration against our United Kingdom subsidiary, EMCOR Group (UK) plc (formerly named EMCOR Drake & Scull Group plc) ("D&S"), in connection with a subcontract D&S entered into with Mowlem with respect to a project for the United Kingdom Ministry of Defence at Abbey Wood in Bristol, U.K. Mowlem seeks damages arising out of alleged defects in the D&S design and construction of the mechanical and electrical engineering services for the project. Mowlem's claim is for 39.5 million British pounds sterling (approximately $68.0 million), which includes costs allegedly incurred by Mowlem in connection with rectification of the alleged defects, overhead, legal fees, delay and disruption costs related to such defects, and interest on such amounts. The claim also includes amounts in respect of liabilities that Mowlem accepted in connection with a settlement agreement it entered into with the Ministry of Defence and which it claims are attributable to D&S. D&S believes it has good and meritorious defenses to the Mowlem claim. D&S has denied liability and has asserted a counterclaim for approximately 11.6 million British pounds sterling (approximately $20.0 million) for certain design, labor and delay and disruption costs incurred by D&S in connection with its subcontract with Mowlem.

      We are involved in other proceedings in which damages and claims have been asserted against us. We believe that we have a number of valid defenses to such proceedings and claims and intend to vigorously defend ourselves and do not believe that a significant liability will result.

      Inasmuch as the various lawsuits and arbitrations in which we or our subsidiaries are involved range from a few thousand dollars to over $68.0 million, the outcome of which cannot be predicted, adverse results could have a material adverse effect on our financial position and/or results of operations. These proceedings include the following: (a) A civil action brought against our subsidiary Forest Electric Corp. ("Forest") and seven other defendants in the United States District Court for the Southern District of New York under the Sherman Act and New York common law by competitors whose employees are not members of International Brotherhood of Electrical Workers, Local #3 (the "IBEW"). The action alleges, among other things, that Forest, six other electrical contractors and the IBEW conspired to prevent competition and to monopolize the market for communications wiring services in the New York City area thereby excluding plaintiffs from wiring jobs in that market. Plaintiffs allege they have lost profits as a result of this concerted activity and seek damages in the amount of $50 million after trebling plus attorney's fees. However, plaintiffs' damages expert has stated in his pre-trial deposition that he estimates plaintiffs' damages at $8.7 million before trebling. Forest has denied the allegations of wrongdoing set forth in the complaint, and pre-trail discovery has been completed. No trial date has been set by the Court. Forest believes that the suit is without merit. In August 2005, Forest and the other defendants moved for summary judgment dismissing all claims. The parties do not know when the motion will be decided and there is no assurance that the motion will be granted in the action. (b) A civil action brought by a joint venture (the "JV") between our subsidiary Poole & Kent Corporation and an unrelated company in the Fairfax, Virginia Circuit Court in which the JV seeks damages from the Upper Occoquan Sewage Authority ("UOSA") resulting from material breaches of a construction contract (the "Contract") entered into between the JV and UOSA for construction of a wastewater treatment facility. As a result of a jury decision on March 11, 2005 and a subsequent ruling on June 27, 2005 of the trial judge in the action, it was determined that the JV is entitled to be paid approximately $17.0 million in connection with the UOSA project in addition to the amounts it has already received from UOSA. The JV has asserted additional claims against UOSA relating to the same project which are also pending in the Fairfax, Virginia Circuit Court and which could result in another trial between the JV and UOSA to be held at a date not yet determined and in which the JV would seek damages in excess of $18.0 million. In accordance with the joint venture agreement establishing the JV, Poole & Kent is entitled to approximately one-half of the aggregate amounts paid and to be paid by UOSA to the JV. The JV and UOSA are each seeking to have the determinations in the trial court reversed on appeal to the Virginia Supreme Court. However, there is no assurance that the Virginia Supreme Court will hear the appeals or, if the appeals are heard, that they will be resolved in favor of the JV.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of EMCOR Group, Inc.:

      We have audited the accompanying consolidated balance sheets of EMCOR Group, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows, and stockholders' equity and comprehensive income for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed on
Schedule II in Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EMCOR Group, Inc. and Subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of EMCOR Group, Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2006 expressed an unqualified opinion thereon.

Stamford, Connecticut                                      /S/ ERNST & YOUNG LLP
February 21, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of EMCOR Group, Inc.:

      We have audited management's assessment, included in the accompanying Management's Report of Internal Control over Financial Reporting, that EMCOR Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). EMCOR Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

      A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management's assessment that EMCOR Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, EMCOR Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EMCOR Group, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows, and stockholders' equity and comprehensive income for each of the three years in the period ended December 31, 2005 of EMCOR Group, Inc. and our report dated February 21, 2006 expressed an unqualified opinion thereon.

Stamford, Connecticut                                      /S/ ERNST & YOUNG LLP
February 21, 2006

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

      Based on an evaluation of our disclosure controls and procedures (as required by Rules 13a-15(b) of the Securities Exchange Act of 1934), our Chairman of the Board and Chief Executive Officer, Frank T. MacInnis, and our Chief Financial Officer, Leicle E. Chesser, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective as of the end of the period covered by this report.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934). Our internal control over financial reporting is a process designed with the participation of our principal executive officer and principal financial officer or persons performing similar functions to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

      Our internal control over financial reporting includes policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

      Because of its inherent limitations, our disclosure controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

      As of December 31, 2005, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has determined that EMCOR's internal control over financial reporting is effective as of December 31, 2005.

      Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report appearing in this Annual Report on Form 10-K, which such report expressed unqualified opinions on our management's assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2005.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      In addition, our management with the participation of our principal executive officer and principal financial officer or persons performing similar functions has determined that no change in our internal control over financial reporting occurred during the fourth quarter of our fiscal year ended December 31, 2005 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

      Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item 10 with respect to directors is incorporated herein by reference to the sections of the our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders entitled "Election of Directors," which Proxy Statement is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K relates (the "Proxy Statement"). The information required by this Item 10 concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the section of the Proxy Statement entitled "Section 16(a) Beneficial Ownership Reporting Compliance." The information required by this Item 10 concerning the Audit Committee of our Board of Directors is incorporated by reference to the Section of the Proxy Statement entitled "Audit Committee." Information regarding our executive officers is contained in Part I of this Form 10-K following Item 4 under the heading "Executive Officers of the Registrant." We have adopted a Code of Ethics that applies to our chief executive officer and our senior financial officers, a copy of which is filed as an Exhibit hereto.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this Item 11 is incorporated herein by reference to the sections of the Proxy Statement entitled "Executive Compensation," "Employment and Change of Control Arrangements," "Director Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by this Item 12 (other than the information required by Section 201 (d) of Regulation S-K, which is set forth in Part II,
Item 5 of this Form 10-K) is incorporated herein by reference to the sections of the Proxy Statement entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item 13 is incorporated herein by reference to the section of the Proxy Statement entitled "Other Matters - Related Transactions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      Except as set forth below, the information required by this Item 14 is incorporated herein by reference to the section of the Proxy Statement entitled "Ratification of Appointment of Independent Auditors."

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following consolidated financial statements of EMCOR Group, Inc. and Subsidiaries are included in Part II, Item 8: Financial Statements:

       Consolidated Balance Sheets -- December 31, 2005 and 2004
       Consolidated Statements of Operations -- Years Ended December 31, 2005,
          2004 and 2003
       Consolidated Statements of Cash Flows -- Years Ended December 31, 2005,
          2004 and 2003
       Consolidated Statements of Stockholders' Equity and Comprehensive Income
          -- Years Ended December 31, 2005, 2004 and 2003
       Notes to Consolidated Financial Statements
       Reports of Independent Registered Public Accounting Firm

(a)(2) The following financial statement schedules are included in this Form 10-K report: Schedule II -- Valuation and Qualifying Accounts

       All other schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the consolidated financial statements or notes thereto.

(a)(3) The exhibits listed on the Exhibit Index are filed herewith in response to this Item.

                                   SCHEDULE II

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                       BALANCE AT                  ADDITIONS
                                       BEGINNING    COSTS AND      CHARGED TO                      BALANCE AT
          DESCRIPTION                   OF YEAR     EXPENSES   OTHER ACCOUNTS (1)  DEDUCTIONS (2)  END OF YEAR
-----------------------------------    ---------    ---------  ------------------  --------------  ------------
  ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year Ended December 31, 2005 ......    $  36,185      8,457           (540)          (14,129)       $  29,973
Year Ended December 31, 2004 ......    $  43,706      7,026             --           (14,547)       $  36,185
Year Ended December 31, 2003 ......    $  40,611     11,249            376            (8,530)       $  43,706

----------
(1) Amount principally relates to business acquisitions and divestitures.

(2) Deductions represent uncollectible balances of accounts receivable written off, net of recoveries.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

 EXHIBIT                                                                            INCORPORATED BY REFERENCE TO OR
   NO.                               DESCRIPTION                                               PAGE NUMBER
 -------                             -----------                                    -------------------------------
  2(a)       Disclosure Statement and Third Amended Joint Plan of               Exhibit 2(a) to EMCOR's
             Reorganization (the "Plan of Reorganization") proposed by          Registration Statement on Form 10 as
             EMCOR Group, Inc. (formerly JWP INC.) (the "Company" or            originally filed March 17, 1995 ("Form 10")
             "EMCOR") and its subsidiary SellCo Corporation ("SellCo"), as approved for dissemination by the United States Bankruptcy
             Court, Southern District of New York (the "Bankruptcy Court"),
             on August 22, 1994.

  2(b)       Modification to the Plan of Reorganization dated September         Exhibit 2(b) to Form 10
             29, 1994

  2(c)       Second Modification to the Plan of Reorganization dated            Exhibit 2(c) to Form 10
             September 30, 1994

  2(d)       Confirmation Order of the Bankruptcy Court dated                   Exhibit 2(d) to Form 10
             September 30, 1994 (the "Confirmation Order") confirming
             the Plan of Reorganization, as amended

  2(e)       Amendment to the Confirmation Order dated December 8, 1994         Exhibit 2(e) to Form 10

  2(f)       Post-confirmation modification to the Plan of Reorganization       Exhibit 2(f) to Form 10
             entered on December 13, 1994

  2(g)       Purchase Agreement dated as of February 11, 2002 by and            Exhibit 2.1 to EMCOR's Report on Form 8-K dated
             among Comfort Systems USA, Inc. and EMCOR-CSI Holding Co.          February 14, 2002

  3(a-1)     Restated Certificate of Incorporation of EMCOR filed               Exhibit 3(a-5) to Form 10
             December 15, 1994

  3(a-2)     Amendment dated November 28, 1995 to the Restated Certificate      Exhibit 3(a-2) to EMCOR's Annual Report
             of Incorporation of EMCOR                                          on Form 10-K for the year ended December 31,
                                                                                1995 ("1995 Form 10-K")

  3(a-3)     Amendment dated February 12, 1998 to the Restated Certificate      Exhibit 3(a-3) to EMCOR's Annual Report
             of Incorporation                                                   on Form 10-K for the year ended December 31,
                                                                                1997 ("1997 Form 10-K")

  3(a-4)     Amendment dated January 27, 2006 to the Restated Certificate       Page ___
             of Incorporation*

  3(b)       Amended and Restated By-Laws                                       Exhibit 3(b) to EMCOR's Annual Report on
                                                                                Form 10-K for the year ended December 31, 1998
                                                                                ("1998 Form 10-K")

  3(c)       Rights Agreement dated March 3, 1997 between EMCOR and             Exhibit 1 to EMCOR's Report on
             Bank of New York                                                   Form 8-K dated March 3, 1997

  4(a)       U.S. $375,000,000 Credit Agreement dated October 14,               Exhibit 4 to EMCOR's Report on Form 8-K (Date of
             2005 by and among EMCOR Group, Inc and certain of                  Report October 17, 2005)
             its subsidiaries on and Harris N.A. individually and
             as Agent for the Lenders which are or become parties
             thereto (the "Credit Agreement")

  4(b)       Assignment and Acceptance dated October 14, 2005 between           Page ___
             Harris Nesbitt Financing, Inc. ("HNF") as assignor, and Bank of
             Montreal, as assignee of 100% interest of HNF in the Credit
             Agreement to Bank of Montreal *

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

 EXHIBIT                                                                           INCORPORATED BY REFERENCE TO OR
   NO.                               DESCRIPTION                                             PAGE NUMBER
 -------                             -----------                                    -------------------------------
  4(c)       Commitment Amount Increase Request dated November 21, 2005         Page ___
             between EMCOR and the Northern Trust Company effective
             November 29, 2005 pursuant to Section 1.10 of the Credit
             Agreement *

  4(d)       Commitment Amount Increase Request dated November 21, 2005         Page ___
             between EMCOR and Bank of Montreal effective November 29,
             2005 pursuant to Section 1.10 of the Credit Agreement *

  4(e)       Commitment Amount Increase Request dated November 21, 2005         Page ___
             between EMCOR and National City Bank of Indiana effective
             November 29, 2005 pursuant to Section 1.10 of the Credit
             Agreement *

  4(f)       Assignment and Acceptance dated November 29, 2005 between          Page ___
             Bank of Montreal, as assignor, and Fifth Third Bank, as
             assignee, of 30% interest of Bank of Montreal in the Credit
             Agreement to Fifth Third Bank *

  4(g)       Assignment and Acceptance dated November 29, 2005 between          Page ___
             Bank of Montreal, as assignor, and Northern Trust Company, as assignee, of 20% interest of Bank of Montreal in the Credit
             Agreement to Northern Trust Company *

  10(a)      Severance Agreement between EMCOR and Frank T. MacInnis            Exhibit 10.2 to EMCOR's Report on Form
                                                                                8-K (Date of Report April 25, 2005)
                                                                                ("April 2005 Form 8-K")

  10(b)      Form of Severance Agreement between EMCOR and each                 Exhibit 10.1 to the April 2005 Form 8-K
             of Sheldon I. Cammaker, Leicle E. Chesser, R. Kevin Matz
             and Mark A. Pompa

  10(c)      Letter Agreement dated October 12, 2004 between Anthony            Exhibit 10.1 to EMCOR's Report on Form
             Guzzi and EMCOR (the "Guzzi Letter Agreement")                     8-K (Date of Report October 12, 2004)

  10(d)      Form of Confidentiality Agreement                                  Exhibit C to Guzzi Letter Agreement

  10(e)      Form of Indemnification Agreement between EMCOR and                Exhibit F to Guzzi Letter Agreement
             each of its officers and directors

  10(f)      Severance Agreement dated October 25, 2005 between                 Exhibit D to the Guzzi Letter Agreement
             Anthony Guzzi and EMCOR

  10(g-1)    1994 Management Stock Option Plan ("1994 Option Plan")             Exhibit 10(o) to Form 10

  10(g-2)    Amendment to Section 12 of the 1994 Option Plan                    Exhibit (g-2) to EMCOR's Annual Report on
                                                                                Form 10-K for the year ended December 31, 2001
                                                                                ("2001 Form 10-K")

  10(g-3)    Amendment to Section 13 of the 1994 Option Plan                    Exhibit (g-3) to 2001 Form 10-K

  10(h-1)    1995 Non-Employee Directors" Non-Qualified Stock Option            Exhibit 10(p) to 2001 Form 10-K
             Plan ("1995 Option Plan")

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

 EXHIBIT                                                                             INCORPORATED BY REFERENCE TO OR
   NO.                               DESCRIPTION                                             PAGE NUMBER
 -------                             -----------                                    --------------------------------
  10(h-2)    Amendment to Section 10 of the 1995 Option Plan                    Exhibit (h-2) to 2001 Form 10-K

  10(i-1)    1997 Non-Employee Directors' Non-Qualified Stock Option            Exhibit 10(k) to EMCOR's Annual Report
             Plan ("1997 Option Plan")                                          on Form 10-K for the year ended December 31,
                                                                                1999 ("1999 Form 10-K")

  10(i-2)    Amendment to Section 9 of the 1997 Option Plan                     Exhibit 10(i-2) to 2001 Form 10-K

  10(j)      1997 Stock Plan for Directors                                      Exhibit 10(l) to 1999 Form 10-K

  10(k-1)    Continuity Agreement dated as of June 22, 1998 between             Exhibit 10(a) to EMCOR's Quarterly
             Frank T. MacInnis and EMCOR ("MacInnis Continuity                  Report on Form 10-Q for the quarter ended
             Agreement")                                                        June 30, 1998 ("June 1998 Form 10-Q")

  10(k-2)    Amendment dated as of May 4, 1999 to MacInnis Continuity           Exhibit 10(h) for the quarter
             Agreement                                                          ended June 30, 1999 (June 1999 Form 10-Q)

  10(l-1)    Continuity Agreement dated as of June 22, 1998 between             Exhibit 10(c) to the June 1998 Form 10-Q
             Sheldon I. Cammaker and EMCOR ("Cammaker Continuity
             Agreement")

  10(l-2)    Amendment dated as of May 4, 1999 to Cammaker Continuity           Exhibit 10(i) to the June 1999 Form 10-Q
             Agreement

  10(m-1)    Continuity Agreement dated as of June 22, 1998 between             Exhibit 10(d) to the June 1998 Form 10-Q
             Leicle E. Chesser and EMCOR ("Chesser Continuity Agreement")

  10(m-2)    Amendment dated as of May 4, 1999 to Chesser Continuity            Exhibit 10(j) to the June 1999 Form 10-Q
             Agreement

  10(n-1)    Continuity Agreement dated as of June 22, 1998 between             Exhibit 10(f) to the June 1998 Form 10-Q
             R. Kevin Matz and EMCOR ("Matz Continuity Agreement")

  10(n-2)    Amendment dated as of May 4, 1999 to Matz Continuity               Exhibit 10(m) to the June 1999 Form 10-Q
             Agreement

  10(n-3)    Amendment dated as of January 1, 2002 to Matz Continuity           Exhibit 10(o-3) to Form 10-Q for the
             Agreement                                                          quarter ended March 31, 2002 ("March 2002
                                                                                Form 10-Q")

  10(o-1)    Continuity Agreement dated as of June 22, 1998 between             Exhibit 10(g) to the June 1998 Form 10-Q
             Mark A. Pompa and EMCOR ("Pompa Continuity Agreement")

  10(o-2)    Amendment dated as of May 4, 1999 to Pompa Continuity              Exhibit 10(n) to the June 1999 Form 10-Q
             Agreement

  10(o-3)    Amendment dated as of January 1, 2002 to Pompa Continuity          Exhibit 10(p-3) to the March 2002 Form 10-Q
             Agreement

  10(p)      Change of Control Agreement dated as of October 25, 2004           Exhibit E to Guzzi Letter Agreement
             between Anthony Guzzi ("Guzzi") and EMCOR

  10(q)      Release and Settlement Agreement dated December 22, 1999           Exhibit 10(q) to 1999 Form 10-K
             between Thomas D. Cunningham and EMCOR

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

 EXHIBIT                                                                           INCORPORATED BY REFERENCE TO OR
   NO.                               DESCRIPTION                                            PAGE NUMBER
 -------                             -----------                                   -------------------------------
 10(r-1)     Executive Stock Bonus Plan, as amended (the "Stock Bonus Plan")    Exhibit 4.1 to EMCOR's Registration
                                                                                Statement on Form S-8 (No. 333-112940 filed
                                                                                with the Securities and Exchange Commission
                                                                                on February 18, 2004 ("2004 Form S-8")

 10(r-2)     Form of Certificate Representing Restrictive Stock Units           Exhibit 10.1 to EMCOR's Report on
             ("RSU's") issued under the Stock Bonus Plan Manditorily Awarded    Form 8-K (Date of Report March 4, 2005) (the
                                                                                "March 4, 2005 Form 8-K")

 10(r-3)     Form of Certificate Representing RSU's issued under the Stock      Exhibit 10.2 to March 4, 2005 Form 8-K
             Bonus Plan Voluntarily Awarded

 10(s)       Incentive Plan for Senior Executive Officers of EMCOR Group,       Exhibit 10.3 to March 4, 2005 Form 8-K
             Inc. ("Incentive Plan for Senior Executives")

 10(t)       First Amendment to Incentive Plan for Senior Executives*           Page ___

 10(u)       EMCOR Group, Inc. Long-Term Incentive Plan                         Exhibit 10 to Form 8-K (Date of Report
                                                                                December 15, 2005)

 10(v)       2003 Non-Employee Directors' Stock Option                          Exhibit A to EMCOR's proxy statement ("2003
                                                                                Proxy Statement") Plan for its annual
                                                                                meeting held June 12, 2003

 10(w-1)     2003 Management Stock Incentive Plan                               Exhibit B to EMCOR's 2003 Proxy Statement

 10(w-2)     Amendments to 2003 Management Stock Incentive Plan                 Exhibit 10(t-2) to EMCOR's Annual Report on
                                                                                Form 10-K for the year ended December 31,
                                                                                2003 ("2003 Form 10-K")

 10(x)       Form of Stock Option Agreement evidencing grant of stock           Exhibit 10.1 to Form 8-K (Date of
             options under the 2003 Management Stock Incentive Plan             Report January 5, 2005)

 10(y)       Key Executive Incentive Bonus Plan                                 Exhibit B to EMCOR's Proxy Statement for
                                                                                its annual meeting held June 16, 2005
                                                                                ("2005 Proxy Statement")

 10(z)       2005 Management Stock Incentive Plan                               Exhibit C to EMCOR's 2005 Proxy Statement

 10(a)(a)    2005 Stock Plan for Directors                                      Exhibit C to 2005 Proxy Statement

 10(b)(b)    Option Agreement between EMCOR and Frank T. MacInnis               Exhibit 4.4 to 2004 Form S-8
             dated May 5, 1999

 10(c)(c)    Form of EMCOR Option Agreement for Messrs. Frank T.                Exhibit 4.5 to 2004 Form S-8
             MacInnis, Jeffrey M. Levy, Sheldon I. Cammaker, Leicle E.
             Chesser, R. Kevin Matz and Mark A. Pompa (collectively the
             "Executive Officers") for options granted January 4, 1999,
             January 3, 2000 and January 2, 2001

 10(d)(d)    Form of EMCOR Option Agreement for Executive Officers              Exhibit 4.6 to 2004 Form S-8
             granted December 14, 2001

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

 EXHIBIT                                                                             INCORPORATED BY REFERENCE TO OR
    NO.                                DESCRIPTION                                             PAGE NUMBER
 -------                               -----------                                   -------------------------------
 10(e)(e)   Form of EMCOR Option Agreement for Executive Officers             Exhibit 4.7 to 2004 Form S-8
            granted January 2, 2002, January 2, 2003 and January 2, 2004

 10(f)(f)   Form of EMCOR Option Agreement for Directors granted              Exhibit 4.8 to 2004 Form S-8
            June 19, 2002, October 25, 2002 and February 27, 2003

 10(g)(g)   Form of EMCOR Option Agreement for Executive Officers and         Page ___
            Guzzi dated January 3, 2005 *

 10(h)(h)   Release and Settlement Agreement dated February 25, 2004          Exhibit 10 (a)(a) to EMCOR's Annual Report
            between Jeffrey M. Levy and EMCOR                                 on Form 10-K for the year ended December 31,
                                                                              2004 ("2004 Form 10-K")

 10(i)(i)   Form of letter agreement between EMCOR and each Executive         Exhibit 10(b)(b) to 2004 Form 10-K
            Officer with respect to acceleration of options granted
            January 2, 2003 and January 2, 2004

 11         Computation of Basic EPS and Diluted EPS for the years ended      Page ___
            December 2005 and 2004*

 14         Code of Ethics of EMCOR for Chief Executive Officer and           Exhibit 14 to 2003 Form 10-K
            Senior Financial Officers

 21         List of Significant Subsidiaries *                                Page ___

 23.1       Consent of Ernst & Young LLP *                                    Page ___

 31.1       Certification Pursuant to Section 302 of the Sarbanes-Oxley       Page ___
            Act of 2002 by the Chairman of the Board of Directors and
            Chief Executive Officer *

 31.2       Certification Pursuant to Section 302 of the Sarbanes-Oxley       Page ___
            Act of 2002 by the Executive Vice President and Chief
            Financial Officer *

 32.1       Certification Pursuant to Section 906 of the Sarbanes-Oxley       Page ___
            Act of 2002 by the Chairman of the Board of Directors and
            Chief Executive Officer **

 32.2       Certification Pursuant to Section 906 of the Sarbanes-Oxley       Page ___
            Act of 2002 by the Executive Vice President and Chief Financial
            Officer **

----------
 * Filed Herewith

** Furnished Herewith

      Pursuant to Item 601(b)(4)(iii) of Regulation S-K, upon request of the Securities and Exchange Commission, the Registrant hereby undertakes to furnish a copy of any unfilled instrument which defines the rights of holders of long-term debt of the Registrant's subsidiaries.

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          EMCOR GROUP, INC.
                                          (Registrant)

Date: February 23, 2006                   by       /s/ FRANK T. MACINNIS
                                            ----------------------------------
                                                       FRANK T. MACINNIS
                                              CHAIRMAN OF THE BOARD OF DIRECTORS
                                                  AND CHIEF EXECUTIVE OFFICER

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON FEBRUARY 23, 2006.

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