Form 10-Q
period 2006-03-31
EMCOR GROUP INC
filed 2006-04-27
CIK 105634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                          Commission file number 1-8267

                                EMCOR Group, Inc.
       -------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                        11-2125338
---------------------------------                -------------------------------
  (State or Other Jurisdiction                   (I.R.S. Employer Identification
of Incorporation or Organization)                            Number)

301 Merritt Seven Corporate Park
      Norwalk, Connecticut                                06851-1060
---------------------------------                -------------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer |X|  Accelerated filer  |_|   Non-accelerated filer  |_|

     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                      Applicable Only To Corporate Issuers

     Number of shares of Common Stock outstanding as of the close of business on April 19, 2006: 31,454,798 shares.

                                EMCOR GROUP, INC.
                                      INDEX


                                                                        Page No.


PART I - Financial Information

Item 1     Financial Statements

           Condensed Consolidated Balance Sheets -
           as of March 31, 2006 and December 31, 2005                          1

           Condensed Consolidated Statements of Operations -
           three months ended March 31, 2006 and 2005                          3

           Condensed Consolidated Statements of Cash Flows -
           three months ended March 31, 2006 and 2005                          4

           Condensed Consolidated Statements of Stockholders'
           Equity and Comprehensive Income -
           three months ended March 31, 2006 and 2005                          5

           Notes to Condensed Consolidated Financial Statements                6


Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          12

Item 3     Quantitative and Qualitative Disclosures about Market Risk         22

Item 4     Controls and Procedures                                            22

PART II -  Other Information

Item 1     Legal Proceedings                                                  23

Item 1A    Risk Factors                                                       23

Item 4     Submission of Matters to a Vote of Security Holders                23

Item 6     Exhibits                                                           24

PART I. - FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
--------------------------------------------------------------------------------
                                                  March 31,         December 31,
                                                   2006                2005
                                                (Unaudited)
--------------------------------------------------------------------------------
                      ASSETS
Current assets:
 Cash and cash equivalents                      $   91,144           $  103,785
 Accounts receivable, net                        1,066,577            1,046,380
 Costs and estimated earnings in excess
   of billings on uncompleted contracts            178,695              185,634
 Inventories                                         9,583               10,175
 Prepaid expenses and other                         41,696               43,829
                                                ----------           ----------

   Total current assets                          1,387,695            1,389,803

Investments, notes and other long-term
   receivables                                      25,138               28,659

Property, plant and equipment, net                  47,389               46,443

Goodwill                                           283,039              283,412

Identifiable intangible assets, net                 16,197               16,990

Other assets                                        13,309               13,634
                                                ----------           ----------
   Total assets                                 $1,772,767           $1,778,941
                                                ==========           ==========

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
--------------------------------------------------------------------------------
                                                        March 31,   December 31,
                                                          2006         2005
                                                      (Unaudited)
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Borrowings under working capital credit line          $        -    $        -
 Current maturities of long-term debt and capital
   lease obligations                                          616           551
 Accounts payable                                         427,390       452,709
 Billings in excess of costs and estimated
   earnings on uncompleted contracts                      353,049       330,235
 Accrued payroll and benefits                             125,179       154,276
 Other accrued expenses and liabilities                    99,375       107,545
                                                       ----------    ----------

   Total current liabilities                            1,005,609     1,045,316

Long-term debt and capital lease obligations                1,330         1,406

Other long-term obligations                               136,812       116,783
                                                       ----------    ----------

   Total liabilities                                    1,143,751     1,163,505
                                                       ----------    ----------

Stockholders' equity:
 Preferred stock, $0.01 par value, 1,000,000 shares
   authorized, zero issued and outstanding                      -             -
 Common stock, $0.01 par value, 80,000,000 shares
   authorized, 33,422,494 and 33,266,154 shares
   issued, respectively                                       334           333
 Capital surplus                                          332,239       325,232
 Accumulated other comprehensive loss                      (5,291)       (5,370)
 Retained earnings                                        320,183       313,170
 Treasury stock, at cost 2,044,096 and 2,162,388
   shares, respectively                                   (18,449)      (17,929)
                                                       ----------    ----------

   Total stockholders' equity                             629,016       615,436
                                                       ----------    ----------

Total liabilities and stockholders' equity             $1,772,767    $1,778,941
                                                       ==========    ==========

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)
-------------------------------------------------------------------------------
Three months ended March 31,                               2006         2005
-------------------------------------------------------------------------------

Revenues                                               $1,151,077    $1,083,755
Cost of sales                                           1,036,244       984,553
                                                       ----------    ----------
Gross profit                                              114,833        99,202
Selling, general and administrative expenses              102,506        92,307
Restructuring expenses                                          -         1,171
                                                       ----------    ----------
Operating income                                           12,327         5,724
Interest expense                                             (699)       (2,213)
Interest income                                               937           573
Minority interest                                            (256)         (865)
                                                       ----------    ----------
Income from continuing operations before income taxes      12,309         3,219
Income tax provision                                        4,676         1,185
                                                       ----------    ----------
Income from continuing operations                           7,633         2,034
Loss from discontinued operations,
   net of income tax effect                                  (620)         (121)
                                                       ----------    ----------
Net income                                             $    7,013    $    1,913
                                                       ==========    ==========

Net income (loss) per common share - Basic
   From continuing operations                          $     0.24    $     0.07
   From discontinued operations                             (0.02)        (0.01)
                                                       ----------    ----------
                                                       $     0.22    $     0.06
                                                       ==========    ==========

Net income (loss) per common share - Diluted
   From continuing operations                          $     0.24    $     0.06
   From discontinued operations                             (0.02)        (0.00)
                                                       ----------    ----------
                                                       $     0.22    $     0.06
                                                       ==========    ==========

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
---------------------------------------------------------------------------------------------
Three months ended March 31,                                            2006           2005
---------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                         $  7,013     $   1,913
   Depreciation and amortization                                         4,345         4,384
   Amortization of identifiable intangibles                                775           861
   Minority interest                                                       256           865
   Loss on sale of discontinued operation                                  614             -
   Other non-cash items                                                  3,046           420
   Changes in operating assets and liabilities                         (33,606)       (7,990)
                                                                      --------     ---------
Net cash (used in) provided by operating activities                    (17,557)          453
                                                                      --------     ---------

Cash flows from investing activities:
   Payments for earn-out agreements pursuant to acquisitions
     of businesses                                                        (115)         (497)
   Proceeds from sale of discontinued operation                          1,080             -
   Proceeds from sale of property, plant and equipment                     191           671
   Purchase of property, plant and equipment                            (6,007)       (3,342)
   Net proceeds (disbursements) related to other investments             3,521          (250)
                                                                      --------     ---------
Net cash used in investing activities                                   (1,330)       (3,418)
                                                                      --------     ---------

Cash flows from financing activities:
   Proceeds from working capital credit line                            93,100       235,200
   Repayments of working capital credit line                           (93,100)     (232,800)
   Net repayments for long-term debt                                       (15)          (17)
   Repayments for capital lease obligations                                (27)          (26)
   Net proceeds from exercise of stock options                           6,288           593
                                                                      --------     ---------
Net cash provided by financing activities                                6,246         2,950
                                                                      --------     ---------
Decrease in cash and cash equivalents                                  (12,641)          (15)
Cash and cash equivalents of beginning of year                         103,785        59,109
                                                                      --------     ---------
Cash and cash equivalents at end of period                            $ 91,144     $  59,094
                                                                      ========     =========

Supplemental cash flow information:
   Cash paid for:
     Interest                                                         $    486     $   1,961
     Income taxes                                                     $  3,854     $   1,479
   Non-cash financing activities:
     Assets acquired under capital lease obligations                  $     31     $      93
     Note receivable from sale of subsidiary                          $    166     $       -

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(In thousands, except share data)(Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                          Accumulated
                                                                            other
                                                 Common       Capital     comprehensive     Retained      Treasury     Comprehensive
                                     Total        Stock       Surplus    income (loss) (1)  earnings       stock           income
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2005            $562,361       $326       $317,959       $ 7,699        $253,128     $(16,751)
 Net income                            1,913          -              -           -             1,913            -        $1,913
 Foreign currency translation
   adjustments                          (920)         -              -          (920)              -            -          (920)
                                                                                                                         ------
 Comprehensive income                                                                                                    $  993
                                                                                                                         ======
 Issuance of treasury stock
   for restricted stock units (3)          -          -           (540)            -               -          540
 Treasury stock, at cost (4)            (871)         -              -             -               -         (871)
 Common stock issued under
   stock option plans, net (5)           593          6          1,537             -               -         (950)
 Value of restricted stock units (2)   1,358          -          1,358             -               -            -
                                    --------       ----       --------       -------        --------     --------
Balance, March 31, 2005             $564,434       $332       $320,314       $ 6,779        $255,041     $(18,032)
                                    ========       ====       ========       =======        ========     ========

Balance, January 1, 2006            $615,436       $333       $325,232       $(5,370)       $313,170     $(17,929)
 Net income                            7,013          -              -             -           7,013            -        $7,013
 Foreign currency translation
   adjustments                            79          -              -            79               -            -            79
                                                                                                                         ------
 Comprehensive income                                                                                                    $7,092
                                                                                                                         ======
 Issuance of treasury stock
   for restricted stock units (3)          -          -           (551)            -               -          551
 Treasury stock, at cost (4)          (1,587)         -              -             -               -       (1,587)
 Common stock issued under
   stock option plans, net (5)         6,288          1          5,771             -               -          516
 Value of issued restricted stock
   units                               1,091          -          1,091             -               -            -
 Share-based compensation expense        696          -            696             -               -            -
                                    --------       ----       --------       -------        --------     --------
Balance, March 31, 2006             $629,016       $334       $332,239       $(5,291)       $320,183     $(18,449)
                                    ========       ====       ========       =======        ========     ========

(1) Represents cumulative foreign currency translation adjustments and minimum pension liability adjustments.
(2) Shares of common stock will be issued in respect of restricted stock units granted pursuant to EMCOR's Executive Stock Bonus Plan. This amount represents the value of restricted stock units at the date of grant.
(3) Represents common stock transferred at cost from treasury stock upon the vesting of restricted stock units.
(4) Represents value of shares of common stock withheld by EMCOR for income tax withholding requirements upon the vesting of restricted stock units.
(5)  Includes the tax benefit of stock option exercises.

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE A Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. References to the "Company," "EMCOR," "we," "us," "our" and words of similar import refers to EMCOR Group, Inc. and its consolidated subsidiaries unless the context indicates otherwise. Readers of this report should refer to the consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

In the opinion of EMCOR, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly the financial position of EMCOR and the results of its operations. The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

On February 10, 2006, we effected a 2-for-1 stock split in the form of a stock distribution of one common share for each common share owned on the record date of January 30, 2006. The capital stock accounts, all share data and earnings per share data give effect to the stock split, applied retrospectively, to all periods presented.

The results of operations for all periods presented reflect discontinued operations accounting due to the sale of a subsidiary in each of September 2005 and January 2006.

Certain reclassifications of prior year amounts have been made to conform to current year presentation.

NOTE B Discontinued Operations

On January 31, 2006, we sold a subsidiary that had been part of our United States mechanical construction and facilities services segment. On September 30, 2005, we sold a subsidiary that had been part of our United States facilities services segment. Results of these operations for all periods presented in our Consolidated Financial Statements reflect discontinued operations accounting. Included in the results of discontinued operations for the three months ended March 31, 2006 was a loss of $0.6 million (net of income tax) by reason of the January 2006 sale of the subsidiary that had been part of our United States mechanical construction and facilities services segment. An aggregate of $4.0 million in cash and notes in the aggregate principal amount of $1.6 million were received as consideration for both of these sales. The principal amount of the notes outstanding as of March 31, 2006 was $0.2 million. The components of the results of operations for the discontinued operations are not presented as they are not material to the consolidated results of operations for the three months ended March 31, 2006 and 2005.

NOTE C Earnings Per Share

Calculation of Basic and Diluted Earnings per share

The following tables summarize our calculation of Basic and Diluted Earnings per Share ("EPS") for the three month periods ended March 31, 2006 and 2005:

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note C Earnings Per Share - (continued)


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                 ------------------------------
                                                                                     2006               2005
                                                                                     ----               ----
Numerator:
Income before discontinued operations                                            $7,633,000          $2,034,000
Loss from discontinued operations                                                  (620,000)           (121,000)
                                                                                 ----------          ----------
Net income available to common stockholders                                      $7,013,000          $1,913,000
                                                                                 ==========          ==========
Denominator:
Weighted average shares outstanding used to compute basic earnings per share     31,314,293          30,706,462
Effect of diluted securities - options to purchase common stock                     960,435             692,514
                                                                                 ----------          ----------
Shares used to compute diluted earnings per share                                32,274,728          31,398,976
                                                                                 ==========          ==========
Basic earnings (loss) per share:
 Continuing operations                                                           $     0.24          $     0.07
 Discontinued operations                                                              (0.02)              (0.01)
                                                                                 ----------          ----------
 Total                                                                           $     0.22          $     0.06
                                                                                 ==========          ==========
Diluted earnings (loss) per share:
 Continuing operations                                                           $     0.24          $     0.06
 Discontinued operations                                                              (0.02)              (0.00)
                                                                                 ----------          ----------
 Total                                                                           $     0.22          $     0.06
                                                                                 ==========          ==========

There were zero and 425,499 anti-dilutive stock options that were required to be excluded from the calculation of diluted EPS for the three month periods ended March 31, 2006 and 2005, respectively.

NOTE D Valuation of Stock Option Grants

We have various types of stock compensation plans and programs which are administered by the compensation committee of the board of directors. Note I - Stock Options and Stock Plans of the Notes to the Consolidated Financial Statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 should be referred to for additional information regarding the stock-based compensation plans and programs.

On January 1, 2006, we adopted Statement No. 123(R) "Share-Based Payment" ("123(R)") issued by the Financial Accounting Standards Board ("FASB"). With the adoption of Statement 123(R), all share-based payments to employees and non-employee directors, including grants of stock options, have been recognized in the income statement based on their fair values utilizing the modified prospective method of accounting. The impact of the adoption of 123(R) resulted in $0.7 million of compensation expense in the 2006 first quarter. As a result, net income decreased by $0.4 million and earnings per share decreased by $0.01. Approximately $2.6 million of compensation expense, net of income taxes, will be recognized over the approximately two year remaining vesting period for the stock options outstanding at March 31, 2006. Prior to January 1, 2006, we applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25") and related interpretations in accounting for stock options. Accordingly, no compensation expense has been recognized in the accompanying Condensed Consolidated Statements of Operations for the three months  ended March 31,  2005 in respect of stock  options  granted  during that period inasmuch as we granted stock options at fair market value. Had compensation expense for the options for the three months ended March 31, 2005 been determined consistent with SFAS 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," our net income, basic earnings per share ("Basic EPS") and diluted earnings per share("Diluted EPS") would have been reduced from

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE D Valuation of Stock Option Grants - (continued)

the "as reported amounts" below to the "pro forma amounts" below (in thousands, except per share amounts):

                                                                   For the three
                                                                    months ended
                                                                     March 31,
                                                                       2005
                                                                   -------------
Income from continuing operations:
 As reported                                                          $2,034
 Less:  Total stock-based compensation expense determined under
   fair value based method, net of related tax effects                   415
                                                                      ------
 Pro Forma                                                            $1,619
                                                                      ======

Basic EPS:
 As reported                                                          $ 0.07
 Pro Forma                                                            $ 0.05
Diluted EPS:
 As reported                                                          $ 0.06
 Pro Forma                                                            $ 0.05

The fair value on the date of grant was calculated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the periods indicated:

                                            For the three months ended March 31,
                                            ------------------------------------
                                                 2006                      2005
                                                 ----                      ----

Dividend yield                                     0%                        0%
Expected volatility                             35.2%                     36.9%
Risk-free interest rate                          4.3%                      3.9%
Expected life of options in years                6.38                      6.33
Weighted average grant
 date fair value                              $ 15.46                    $ 7.96

Forfeitures  of  stock  options  have  been   historically   immaterial  to  the
calculation and are estimated as zero in both periods presented.

For the three months ended March 31, 2006, there were 19,062 stock option awards granted (average exercise price of $35.58 per share), 207,200 stock options were exercised (average exercise price of $11.76 per share) and no stock options expired or were forfeited. At March 31, 2006, there were 3,460,590 options outstanding at an average exercise price of $19.55 per share and remaining contractual life of 5.9 years and 2,877,168 options were exercisable at an average exercise price of $18.93 per share with a remaining contractual life of
5.4 years. As a result of 2006 first quarter stock option exercises, proceeds of $6.3 million were recognized, and the income tax benefit derived as a result on such exercises was $3.9 million (reflected as a financing activity in the Condensed Consolidated Statement of Cash Flows), compared to $0.6 million of proceeds on stock option exercises in the 2005 first quarter, in which the income tax benefit from stock option exercises was immaterial. Additionally, 147,186 restricted share units were awarded during the first quarter of 2006 pursuant to non-employee director and key-person long term incentive plans, for which $0.4 million of compensation expense was recognized during the quarter and $4.7 million will be recognized as compensation expense over the remaining vesting period of 33 months. We also have outstanding phantom equity units accounted for as liability awards under 123(R), pursuant to which $1.3 million of compensation expense was recognized in the 2006 first quarter due to the increase in the market price of our common stock from the award date.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE D Valuation of Stock Option Grants - (continued)

Common Stock

As of March 31, 2006 and December 31, 2005, 31,378,398 and 31,103,766 shares of our common stock were outstanding, respectively.

NOTE E Segment Information

EMCOR has the following reportable segments which provide services associated with the design, integration, installation, startup, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for generation and distribution of electrical power, fire protection systems, lighting systems, low-voltage systems such as fire alarm, security, communication and process control systems and voice and data systems); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems, and plumbing, process and high-purity piping systems); (c) United States facilities services; (d) Canada construction and facilities services; (e) United Kingdom construction and facilities services; and (f) Other international construction and facilities services. The segment "United States facilities services" principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers' facilities (mobile operation and maintenance services, site-based operation and maintenance services, facility planning and consulting services, energy management programs and the design and construction of energy-related projects) which services are not generally related to customers' construction programs. The Canada, United Kingdom and Other international segments perform electrical construction, mechanical construction and facilities services. "Other international construction and facilities services" represents EMCOR's operations outside of the United States, Canada and the United Kingdom (primarily in the Middle East) performing electrical construction, mechanical construction and facilities services. The following tables present information about industry segments and geographic areas (in thousands):

                                                                                             For the three months ended March 31,
                                                                                             ------------------------------------
                                                                                                 2006                   2005
                                                                                             ------------------------------------
Revenues from unrelated entities:
   United States electrical construction and facilities services                              $  310,219             $  275,884
   United States mechanical construction and facilities services                                 380,303                391,299
   United States facilities services                                                             218,510                183,423
                                                                                              ----------             ----------
   Total United States operations                                                                909,032                850,606
   Canada construction and facilities services                                                    79,568                 66,202
   United Kingdom construction and facilities services                                           162,477                166,947
   Other international construction and facilities services                                            -                      -
                                                                                              ----------             ----------
   Total worldwide operations                                                                 $1,151,077             $1,083,755
                                                                                              ==========             ==========

                                                                                             For the three months ended March 31,
                                                                                             ------------------------------------
                                                                                                 2006                   2005
                                                                                             ------------------------------------
Total revenues:
   United States electrical construction and facilities services                              $  312,145             $  279,725
   United States mechanical construction and facilities services                                 383,447                392,979
   United States facilities services                                                             219,262                183,894
   Less intersegment revenues                                                                     (5,822)                (5,992)
                                                                                              ----------             ----------
   Total United States operations                                                                909,032                850,606
   Canada construction and facilities services                                                    79,568                 66,202
   United Kingdom construction and facilities services                                           162,477                166,947
   Other international construction and facilities services                                            -                      -
                                                                                              ----------             ----------
   Total worldwide operations                                                                 $1,151,077             $1,083,755
                                                                                              ==========             ==========

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE E Segment Information - (continued)

                                                                                             For the three months ended March 31,
                                                                                             ------------------------------------
                                                                                                 2006                   2005
                                                                                             ------------------------------------
Operating income (loss):
   United States electrical construction and facilities services                              $    8,375             $   15,998
   United States mechanical construction and facilities services                                   7,424                 (3,495)
   United States facilities services                                                               4,647                  5,041
                                                                                              ----------             ----------
   Total United States operations                                                                 20,446                 17,544
   Canada construction and facilities services                                                       992                   (726)
   United Kingdom construction and facilities services                                             1,687                   (472)
   Other international construction and facilities services                                          880                    (52)
   Corporate administration                                                                      (11,678)                (9,399)
   Restructuring expenses                                                                              -                 (1,171)
                                                                                              ----------             ----------
   Total worldwide operations                                                                     12,327                  5,724

Other corporate items:
   Interest expense                                                                                 (699)                (2,213)
   Interest income                                                                                   937                    573
   Minority interest                                                                                (256)                  (865)
                                                                                              ----------             ----------
   Income from continuing operations before income taxes                                      $   12,309             $    3,219
                                                                                              ==========             ==========

                                                                                               March 31,             December 31,
                                                                                                 2006                   2005
                                                                                              -----------------------------------
Total assets:
   United States electrical construction and facilities services                              $  357,690             $  357,368
   United States mechanical construction and facilities services                                 680,703                673,315
   United States facilities services                                                             353,647                331,495
                                                                                              ----------             ----------
   Total United States operations                                                              1,392,040              1,362,178
   Canada construction and facilities services                                                   116,897                137,241
   United Kingdom construction and facilities services                                           160,718                154,633
   Other international construction and facilities services                                        3,545                  3,008
   Corporate administration                                                                       99,567                121,881
                                                                                              ----------             ----------
   Total worldwide operations                                                                 $1,772,767             $1,778,941
                                                                                              ==========             ==========

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE F Retirement Plans

Components of Net Periodic Pension Benefit Cost

The components of net periodic pension benefit cost for three months ended March 31, 2006 and 2005 were as follows (in thousands):


                                            For the three months ended March 31,
                                            ------------------------------------
                                                2006                      2005
                                            ------------------------------------


Service cost                                  $ 1,018                   $ 1,006
Interest cost                                   2,493                     2,499
Expected return on plan assets                 (2,657)                   (2,548)
Amortization of prior service cost                 18                        22
Amortization of net loss                          398                       348
                                              -------                   -------
Net periodic pension benefit cost             $ 1,270                   $ 1,327
                                              =======                   =======

Employer Contributions

For the three months ended March 31, 2006, EMCOR's United Kingdom subsidiary contributed $1.5 million to its defined benefit pension plan and anticipates contributing an additional $7.7 million during the remainder of 2006.

NOTE G Income Taxes

For the three months ended March 31, 2006 and 2005, the income tax provision was $4.7 million and $1.2 million, respectively, based on effective income tax rates of 38% and 37%, respectively.

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

Overview

Revenues for the three months ended March 31, 2006 were $1.15 billion compared to $1.08 billion for the three months ended March 31, 2005. Net income was $7.0 million for the first quarter of 2006 compared to $1.9 million for the comparable prior year period. Diluted earnings per share were $0.22 per share for the current period compared to $0.06 per share for the prior year period.

Revenues increased in the first quarter of 2006 compared to the first quarter of 2005 principally due to increased availability of discretionary project work.

Net income and diluted earnings per share for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 were positively impacted by (a) generally improved performance on United States mechanical construction contracts, (b) increased availability of generally higher margin discretionary project work in the United States and (c) the absence of an $8.7 million non-cash expense recorded in the first quarter of 2005 as a result of proceedings in a civil action brought by a joint venture between our subsidiary Poole & Kent Corporation and an unrelated company against the Upper Occoquan Sewage Authority. Negatively impacting the 2006 first quarter results, when compared to the prior year's first quarter, was the absence of a $5.6 million favorable insurance settlement recorded in the first quarter of 2005 (which primarily affected the United States electrical construction and facilities services segment).

In September 2005 and January 2006, we sold a subsidiary that had been part of our United States facilities services segment and a subsidiary that had been part of our United States mechanical construction and facilities services segment, respectively. Consequently, results of operations for all periods presented reflect discontinued operations accounting. The results of operations for the first quarter of 2006 reflect a loss of $0.6 million (net of income tax) by reason of the January 2006 sale of the subsidiary that had been part of our United States mechanical construction and facilities services segment.

We have stock-based compensation plans and programs. On January 1, 2006, we adopted Statement No. 123(R) "Share-Based Payment" ("123(R)") issued by the Financial Accounting Standards Board ("FASB"). With the adoption of Statement 123(R), all share-based payments to employees and non-employee directors, including grants of stock options, have been recognized in the income statement based on their fair values utilizing the modified prospective method of accounting. The impact of the adoption of 123(R) resulted in $0.7 million of compensation expense in the 2006 first quarter. As a result, net income decreased by $0.4 million and earnings per share decreased by $0.01. Approximately $2.6 million of compensation expense, net of income taxes, will be recognized over the approximately two year remaining vesting period for the stock options outstanding at March 31, 2006. Prior to January 1, 2006, we applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25") and related interpretations in accounting for stock options. Accordingly, no compensation expense has been recognized in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 in respect of stock options granted during that period inasmuch as we granted stock options at fair market value.

Operating Segments

We have the following reportable segments which provide services associated with the design, integration, installation, startup, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for generation and distribution of electrical power, fire protection systems, lighting systems, low-voltage systems such as fire alarm, security, communication and process control systems and voice and data systems); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems, and plumbing, process and high-purity piping systems); (c) United States facilities services; (d) Canada construction and facilities services; (e) United Kingdom construction and facilities services; and (f) Other international construction and facilities services. The segment "United States facilities services" principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers' facilities (mobile operation and maintenance services, site-based operation and maintenance services, facility planning and consulting services, energy management programs and the design and construction of energy-related projects) which services are not generally related to customers' construction programs. The Canada, United Kingdom and Other international segments perform electrical construction, mechanical construction and facilities services. "Other international construction and facilities services" represents our operations outside of the United States, Canada and the United Kingdom (primarily in South Africa, the Middle East and Western Europe) performing electrical construction, mechanical construction and facilities services.

Results of Operations

The results presented reflect certain reclassifications of prior period amounts to conform to current year presentation.

Revenues

The following table presents our operating segment revenues from unrelated entities and their respective percentage of total revenues (in thousands, except for percentages):

                                                                                   For the three months ended March 31,
                                                                           ----------------------------------------------------
                                                                                          % of                            % of
                                                                               2006       Total               2005        Total
                                                                           ----------------------------------------------------
Revenues:
   United States electrical construction and facilities services          $  310,219       27%            $  275,884       25%
   United States mechanical construction and facilities services             380,303       33%               391,299       36%
   United States facilities services                                         218,510       19%               183,423       17%
                                                                          ----------                      ----------
   Total United States operations                                            909,032       79%               850,606       78%
   Canada construction and facilities services                                79,568        7%                66,202        6%
   United Kingdom construction and facilities services                       162,477       14%               166,947       15%
   Other international construction and facilities services                        -        -                      -        -
                                                                          ----------                      ----------
   Total worldwide operations                                             $1,151,077      100%            $1,083,755      100%
                                                                          ==========                      ==========

As described below in more detail, revenues for the three months ended March 31, 2006 increased to $1.15 billion compared to $1.08 billion for the three months ended March 31, 2005. The revenues increase was principally due to increased availability of discretionary project work.

Our contract backlog at March 31, 2006 was $2.82 billion compared to $2.72 billion of contract backlog at March 31, 2005. Our contract backlog was $2.76 billion at December 31, 2005. These increases in backlog were primarily due to increased availability of commercial construction projects and site-based facilities services work. Backlog is not a term recognized under accounting principles generally accepted in the United States; however, it is a common measurement used in our industry. Our backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of facilities services contracts. However, if the remaining term of any of our facilities services contracts exceeds 12 months, the unrecognized revenues attributable to any such contracts included in backlog are limited to only 12 months of such contracts' revenues.

Revenues of United States electrical construction and facilities services segment for the three months ended March 31, 2006 increased $34.3 million compared to the three months ended March 31, 2005. The revenues increase was due to the increased availability of discretionary commercial and government project work.

Revenues of United States mechanical construction and facilities services segment for the three months ended March 31, 2006 decreased $11.0 million compared to the three months ended March 31, 2005. The revenues decrease was primarily attributable to a planned decrease in activities of certain subsidiaries resulting in the curtailment of their bidding on certain public sector projects, partially offset by increased commercial discretionary project work.

United States facilities services revenues, which include those operations that principally provide consulting and maintenance services, increased $35.1 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This increase in revenues was primarily attributable to increased availability of discretionary project work, particularly as it relates to the site-based government related work and to the mobile services offered by this segment, and to revenues from a mobile services company acquired in November 2005.

Revenues of Canada construction and facilities services increased by $13.4 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This increase in revenues was due to an increase in hospital, oil and gas, mining and auto manufacturing construction work, as this type of work was more readily available in the 2006 first quarter. The revenues increase also reflected an increase of $4.6 million relating to the change in the rate of exchange for Canadian dollars to United States dollars due to the strengthening of the Canadian dollar.

United Kingdom construction and facilities services revenues decreased $4.5 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, principally due to an $11.0 million decrease relating to the rate of exchange for British pounds to United States dollars as a result of the weakening of the British pound.

Other international construction and facilities services activities consist of our operations primarily in the Middle East. All of the current projects in the market are being performed by joint ventures, and accordingly, the results of these joint venture operations were accounted for under the equity method. We continue to pursue new business selectively in the Middle Eastern market; however, the availability of opportunities there has been significantly reduced as a result of local economic factors.

Cost of sales and Gross profit

The following table presents our cost of sales, gross profit, and gross profit as a percentage of revenues (in thousands, except for percentages):


                                            For the three months ended March 31,
                                            ------------------------------------
                                                 2006                     2005
                                            ------------------------------------
Cost of sales                                 $1,036,244                $984,553
Gross profit                                     114,833                  99,202
Gross profit, as a percentage of revenues          10.0%                    9.2%


Gross profit (revenues less cost of sales) increased $15.6 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Gross profit as a percentage of revenues was 10.0% for the three months ended March 31, 2006 compared to 9.2% for the three months ended March 31, 2005. The increase in gross profit for the 2006 first quarter compared to the 2005 first quarter was primarily attributable to (a) generally improved performance on United States mechanical construction contracts, (b) increased availability of generally higher margin discretionary project work in the United States and (c) and the absence of an $8.7 million non-cash expense recorded in the first quarter of 2005 as a result of proceedings in a civil action brought by a joint venture between our subsidiary Poole & Kent Corporation and an unrelated company against the Upper Occoquan Sewage Authority. Negatively impacting the 2006 first quarter results compared to the prior year period was the absence of a $5.6 million favorable insurance settlement recorded in the first quarter of 2005 (which primarily affected the United States electrical construction and facilities services segment).

Selling, general and administrative expenses

The following table presents our selling, general and administrative expenses, and selling, general and administrative expenses as a percentage of revenues (in thousands, except for percentages):


                                            For the three months ended March 31,
                                            ------------------------------------
                                                    2006                  2005
                                            ------------------------------------
Selling, general and administrative expenses     $102,506                $92,307
Selling, general and administrative expenses,
  as a percentage of revenues                        8.9%                   8.5%

Selling, general and administrative expenses for the three months ended March 31, 2006 increased $10.2 million to $102.5 million compared to $92.3 million for the three months ended March 31, 2005. Selling, general and administrative expenses as a percentage of revenues were 8.9% for the three months ended March 31, 2006, compared to 8.5% for the three months ended March 31, 2005. For the three month period ended March 31, 2006, compared to the three months ended March 31, 2005, selling, general and administrative expenses increased both in amount and as a percentage of revenues primarily as a result of an increase in incentive compensation expense of $4.9 million due to improved operating results, stock-based compensation expense of $0.7 million due to the adoption of 123(R) on January 1, 2006, and $1.3 million of variable compensation expense related to the recognition of compensation expense for deferred compensation plans, on which the future payments in cash are matched to the increase in the market price of our common stock from the award date.

Restructuring expenses

Restructuring expenses, primarily relating to employee severance obligations, were $1.2 million for the three months ended March 31, 2005. As of March 31, 2006, there were no unpaid restructuring obligations.

Operating income

The following table presents our operating  income (loss),  and operating income
(loss) as a percentage of segment revenues from unrelated entities (in thousands, except for percentages):


                                                                                    For the three months ended March 31,
                                                                           ----------------------------------------------------
                                                                                           % of                          % of
                                                                                          Segment                       Segment
                                                                               2006      Revenues          2005        Revenues
                                                                               ----      --------          ----        --------
Operating income (loss):
   United States electrical construction and facilities services            $  8,375        2.7%         $15,998         5.8%
   United States mechanical construction and facilities services               7,424        2.0%          (3,495)       (0.9)%
   United States facilities services                                           4,647        2.1%           5,041         2.7%
                                                                            --------                     -------
   Total United States operations                                             20,446        2.2%          17,544         2.1%
   Canada construction and facilities services                                   992        1.2%            (726)       (1.1)%
   United Kingdom construction and facilities services                         1,687        1.0%            (472)      `(0.3)%
   Other international construction and facilities services                      880                         (52)
   Corporate administration                                                  (11,678)                     (9,399)
   Restructuring expenses                                                          -                      (1,171)
                                                                            --------                     -------
   Total worldwide operations                                                 12,327        1.1%           5,724         0.5%

Other corporate items:
   Interest expense                                                             (699)                     (2,213)
   Interest income                                                               937                         573
   Minority interest                                                            (256)                       (865)
                                                                            --------                     -------
Income from continuing operations before income taxes                       $ 12,309                     $ 3,219

As described below in more detail, operating income increased by $6.6 million for the three months ended March 31, 2006 to $12.3 million compared to operating income of $5.7 million for the three months ended March 31, 2005.

United States electrical construction and facilities services operating income of $8.4 million for the three months ended March 31, 2006 decreased $7.6 million compared to operating income of $16.0 million for the three months ended March 31, 2005. The decrease in operating income was primarily the result of reduced transportation infrastructure and financial services projects and to the absence of approximately $4.5 million of the total $5.6 million income from the settlement of the insurance coverage related dispute recorded during the first quarter of 2005. Selling, general and administrative expenses increased primarily due to increased variable compensation expense pertaining to incentive compensation programs.

United States mechanical construction and facilities services operating income for the three months ended March 31, 2006 was $7.4 million, a $10.9 million improvement compared to an operating loss of $3.5 million for the three months ended March 31, 2005. This improvement was partially attributable to planned curtailment of bidding on certain public sector and other longer-term contracts, by certain subsidiaries, which contracts generally have lower gross profit than private sector shorter-term contracts. This segment also benefited from increased availability of discretionary project work. The increase in selling, general and administrative expenses was primarily related to increased incentive and variable compensation expense. The operating loss for the first quarter of 2005 reflects an approximately $8.7 million reduction in gross profit as a result of the write-off of unrecovered costs with respect to an action against the Upper Occoquan Sewage Authority. In addition, absent from the first quarter of 2006 was approximately $1.1 million of the total $5.6 million income related to the settlement of an insurance coverage related dispute recorded in the first quarter of 2005.

United States facilities services operating income for the three months ended March 31, 2006 was $4.6 million compared to operating income of $5.0 million for the three months ended March 31, 2005. During the first quarter of 2006, operating income improved due to improved gross margins on mobile services work; however, this increase was offset by incentive and variable compensation expense.

Canada construction and facilities services operating income was $1.0 million for the first quarter of 2006, compared to an operating loss of $0.7 million for the first quarter of 2005. The improvement in operating income was attributable to improved contract performance.

United Kingdom construction and facilities services operating income for the three months ended March 31, 2006 was $1.7 million compared to an operating loss of $0.5 million for the three months ended March 31, 2005. This increase in operating income was primarily attributable to an increase in profitable construction projects and a reduction in selling, general and administrative expenses.

Other international construction and facilities services operating income was $0.9 million for the three months ended March 31, 2006 compared to operating losses of $0.05 million for the three months ended March 31, 2005. We continue to pursue new business selectively in the Middle East; however, the availability of opportunities there has been significantly reduced as a result of local economic factors.

Corporate administration expense for the first quarter of 2006 was $11.7 million compared to $9.4 million for the first quarter of 2005. The increase in expenses was primarily due to incentive and variable compensation expense, as well as stock-based compensation expense of $0.7 million due to the adoption of 123(R).

Restructuring expenses, primarily relating to employee severance obligations, were $1.2 million for the three months ended March 31, 2005.

Interest expense for the three months ended March 31, 2006 and 2005 was $0.7 million and $2.2 million, respectively. The decrease in interest expense was primarily due to the reduction in borrowing levels during the first quarter of 2006 compared to the borrowing levels in the three months ended March 31, 2005. Interest income for the three months ended March 31, 2006 was $0.9 million compared to $0.6 million for the three months ended March 31, 2005 and was primarily related to an increase in cash available for investment.

For the three months ended March 31, 2006 and 2005, the income tax provision was $4.7 million and $1.2 million, respectively, based on effective income tax rates of 38% and 37%, respectively.

Liquidity and Capital Resources

The following table presents our net cash (used in) provided by operating activities, investing activities and financing activities (in thousands):

                                                      For the three months ended
                                                               March 31,
                                                      --------------------------
                                                         2006             2005
                                                         ----             ----
Net cash (used in) provided by operating activities   $(17,557)         $   453
Net cash used in investing activities                 $ (1,330)         $(3,418)
Net cash provided by financing activities             $  6,246          $ 2,950

Our consolidated cash balance decreased by approximately $12.6 million from $103.8 million at December 31, 2005 to $91.1 million at March 31, 2006. The increase in net cash used in operating activities for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was primarily due to payments in the first quarter of 2006 of cash bonuses earned in 2005. There was an increase in bonuses earned for fiscal 2005 compared to fiscal 2004. Net cash used in investing activities of $1.3 million in the first quarter of 2006 decreased $2.1 million compared to $3.4 million in the same quarter in the prior year primarily due to $1.1 million of proceeds from the sale of a discontinued operation and an increase in net proceeds from investments of $3.8 million, partially offset by an increase in the purchase of property, plant and equipment of $2.7 million, of which $2.3 million related to the start-up of a site-based contract in our United States facilities services segment. Net cash provided by financing activities of $6.2 million in the first quarter of 2006 increased $3.3 million compared to $3.0 million for the first quarter of 2005 and primarily was attributable to an increase in the net proceeds from the exercise of stock options of $5.7 million, which included the tax benefit derived on such exercises of $3.9 million for the 2006 first quarter.

                                                                                      Payments Due by Period
                                                                       -------------------------------------------------------
                                                                         Less
                    Contractual                                          than             1-3            4-5          After
                    Obligations                          Total          1 year           years          years        5 year
--------------------------------------------            ------          ------          ------          -----        ------

Other long-term debt                                    $  0.4          $  0.1          $  0.2         $ 0.1          $   -
Capital lease obligations                                  1.6             0.5             0.8           0.3              -
Operating leases                                         158.6            39.4            59.5          31.6           28.1
Minimum funding requirement for pension plan               9.2             9.2               -             -              -
Open purchase obligations (1)                            616.3           489.0           127.3             -              -
Other long-term obligations (2)                          139.2            14.0           125.2             -              -
                                                        ------          ------          ------         -----          -----
Total Contractual Obligations                           $925.3          $552.2          $313.0         $32.0          $28.1
                                                        ======          ======          ======         =====          =====


                                                                              Amount of Commitment Expiration by Period
                                                                       -------------------------------------------------------
                                                                         Less
                Other Commercial                         Total           than             1-3           4-5          After
                 Commitments                           Committed        1 year           years         years        5 years
-------------------------------------------            ---------        ------           -----         -----        -------

Revolving credit facility (3)                           $    -          $    -          $    -         $   -          $   -
Letters of credit                                         57.6               -            57.6             -              -
Guarantees                                                25.0               -               -             -           25.0
                                                        ------          ------          ------         -----          -----
Total Commercial Obligations                            $ 82.6          $    -          $ 57.6         $   -          $25.0
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

Our revolving credit agreement (the "Revolving Credit Facility") provides for a credit facility of $375.0 million. As of March 31, 2006 and December 31, 2005, we had approximately $57.6 million and $53.3 million of letters of credit outstanding, respectively, under the Revolving Credit Facility. There were no borrowings under the Revolving Credit Facility as of March 31, 2006 and December 31, 2005.

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

The terms of our construction contracts frequently require that we obtain from surety companies ("Surety Companies") and provide to our customers payment and performance bonds ("Surety Bonds") as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of March 31, 2006, Surety Companies had issued Surety Bonds for our account in the aggregate amount of approximately $1.6 billion. The Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond. The largest single Surety Bond outstanding for our account is approximately $170.0 million.

We do not have any other material financial guarantees or off-balance sheet arrangements other than those disclosed herein.

Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain the Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient, or to enable us to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. We may also increase liquidity through an equity offering or other debt instruments. Short-term changes in macroeconomic trends may have an effect, positively or negatively, on liquidity. Our focus on the facilities services market is intended to provide a buffer against economic downturns, as the facilities services market is characterized by annual and multi-year contracts that provide a more predictable stream of cash flow than the construction market. Short-term liquidity is also impacted by the type and length of construction contracts in place. During economic downturns, such as the downturn during 2001 through 2004 in the commercial construction industry, there were typically fewer small and discretionary projects from the private sector and companies like us more aggressively bid more large long-term infrastructure and public sector contracts. Performance of long duration contracts typically requires working capital until initial billing milestones are achieved. While we strive to maintain a net over-billed position with our customers, there can be no assurance that a net over-billed position can be maintained. Our net over-billings, defined as the balance sheet accounts billings in excess of costs and estimated earnings on uncompleted contracts less cost and estimated earnings in excess of billings on uncompleted contracts, were $174.4 million and $144.6 million as of March 31, 2006 and December 31, 2005, respectively.

Long-term liquidity requirements can be expected to be met through cash generated from operations, the Revolving Credit Facility, and the sale of various secured or unsecured debt and/or equity interests in the public and private markets. Based upon our current credit ratings and financial position, we can reasonably expect to be able to issue long-term debt instruments and/or equity. Over the long term, our primary revenue risk factor continues to be the level of demand for non-residential construction services, which is in turn influenced by macroeconomic trends including interest rates and governmental economic policy. Our ability to perform work at profitable levels is critical to meeting long-term liquidity requirements.

We believe that our current cash balances and our borrowing capacity available under the Revolving Credit Facility or other forms of financing available through debt or equity offerings, combined with cash expected to be generated from operations, will be sufficient to provide us with short-term and foreseeable long-term liquidity and to enable us to meet expected capital expenditure requirements. However, we are a party to lawsuits and other proceedings in which other parties seek to recover from us amounts ranging from a few thousand dollars to over $67.0 million. If we were required to pay damages in one or more such proceedings, such payments could have a material adverse effect on our financial position, results of operations and/or cash flows.

Certain Insurance Matters

As of March 31, 2006 and December 31, 2005, we utilized approximately $53.6 million and $49.4 million, respectively, of letters of credit obtained under our revolving credit facility as collateral for our insurance obligations.

Application of Critical Accounting Policies

The condensed consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are described in Note B - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 7 of the annual report on Form 10-K for the year ended December 31, 2005. There was no initial adoption of any accounting policies during the three months ended March 31, 2006, except for the adoption of Statement No. 123(R) "Share-Based Payment" ("123(R)") issued by the Financial Accounting Standards Board ("FASB"). Statement 123(R) is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("Opinion 25") and amends FASB Statement No. 95 "Statement of Cash Flows". Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, with the adoption of Statement 123(R) on January 1, 2006, all share-based payments to employees, including grants of stock options, have been recognized in the income statement based on their fair values, accounted for by utilizing the modified prospective basis of accounting.

We believe that some of the more critical judgment areas in the application of accounting policies that affect our financial condition and results of operations are estimates and judgments pertaining to (a) revenue recognition from (i) long-term construction contracts for which the percentage of completion method of accounting is used and (ii) services contracts, (b) collectibility or valuation of accounts receivable, (c) insurance liabilities, (d) income taxes and (e) intangible assets.

Revenue Recognition for Long-term Construction Contracts and Services Contracts

We believe our most critical accounting policy is revenue recognition from long-term construction contracts for which we use the percentage-of-completion method of accounting. Percentage-of-completion accounting is the prescribed method of accounting for long-term contracts in accordance with accounting principles generally accepted in the United States, Statement of Position No 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," and, accordingly, the method used for revenue recognition within our industry. Percentage-of-completion for each contract is measured principally by the ratio of costs incurred to date to perform each contract to the estimated total costs to perform such contract at completion. Certain of our electrical contracting business units measure percentage-of-completion by the percentage of labor costs incurred to date to perform each contract to the estimated total labor costs to perform such contract. Provisions for the entirety of estimated losses on uncompleted contracts are made in the period in which such losses are determined. Application of percentage-of-completion accounting results in the recognition of costs and estimated earnings in excess of billings on uncompleted contracts in our consolidated balance sheets. Costs and estimated earnings in excess of billings on uncompleted contracts reflected in the consolidated balance sheets arise when revenues have been recognized but the amounts cannot be billed under the terms of contracts. Such amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. Costs and estimated earnings in excess of billings on uncompleted contracts also include amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price, or other customer-related causes of unanticipated additional contract costs. Such amounts are recorded at estimated net realizable value and take into account factors that may affect the ability to bill unbilled revenues and collect amounts after billing. Due to uncertainties inherent in estimates employed in applying percentage-of-completion accounting, estimates may be revised as project work progresses. Application of percentage-of-completion accounting requires that the impact of revised estimates be reported prospectively in the consolidated financial statements.

In addition to revenue recognition for long-term construction contracts, we recognize revenues from service contracts as such contracts are accounted for in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition, revised and updated" ("SAB 104"). There are two basic types of services contracts: (a) fixed price services contracts which are signed in advance for maintenance, repair and retrofit work over periods typically ranging from one to three years (pursuant to which our employees may be at a customer's site full time) and (b) services contracts which may or may not be signed in advance for similar maintenance, repair and retrofit work on an as needed basis (frequently referred to as time and material work). Fixed price services contracts are generally performed over the contract period, and, accordingly, revenue is recognized on a pro-rata basis over the life of the contract. Revenues derived from other services contracts are recognized when the services are performed in accordance with SAB 104. Expenses related to all services contracts are recognized as incurred.

Accounts Receivable

We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the probability of collection of receivables. Relevant assessment factors include the credit worthiness of the customer, our prior collection history with the customer and related aging of the past due balances. The provision for bad debts during the three months ended March 31, 2006 decreased $0.1 million as compared to a decrease of $0.5 million during the three months ended March 31, 2005. At March 31, 2006 and December 31, 2005, accounts receivable of $1,066.6 million and $1,046.4 million, respectively, included allowances of $28.7 million and $30.0 million, respectively. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to a deterioration of its financial condition. The allowance requirements are based on the best facts available and are re-evaluated as additional information is received.

Insurance Liabilities

We have deductibles for certain workers' compensation, auto liability, general liability and property claims, have self-insured retentions for certain other casualty claims, and are self-insured for employee-related health care claims. Losses are recorded based upon estimates of the liability for claims incurred and an estimate of claims incurred but not reported. The liabilities are derived from known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate of these obligations. We believe our liabilities for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences and effectiveness of safety and risk management programs. Therefore, if actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and are then recorded in the period that the experience becomes known.

Income Taxes

We have net deferred tax assets primarily resulting from deductible temporary differences of $9.6 million at March 31, 2006 and December 31, 2005, which will reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. As of March 31, 2006 and December 31, 2005, the total valuation allowance on gross deferred tax assets was approximately $18.7 million.

Goodwill and Intangible Assets

As of March 31, 2006, we had goodwill and net identifiable intangible assets (primarily the market value of our backlog, customer relationships and trademarks and trade names) of $283.0 million and $16.2 million, respectively, in connection with the acquisition of certain companies. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") requires goodwill to be tested for impairment, on at least an annual basis (each October 1), and be written down when impaired, rather than amortized as previous standards required. Furthermore, SFAS 142 requires identifiable intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Changes in strategy and/or market conditions may result in adjustments to recorded intangible asset balances. As of March 31, 2006, no indicators of impairment of our goodwill or identifiable intangible assets resulted from our impairment review which was performed in accordance with the provisions of SFAS 142 and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have not used any material derivative financial instruments during the three months ended March 31, 2006 and 2005, including trading or speculation on changes in interest rates, or commodity prices of materials used in our business.

We are exposed to market risk for changes in interest rates for borrowings under the Revolving Credit Facility. Although borrowings under that facility bear interest at variable rates, the fair value of borrowings are not affected by changes in market interest rates because there were no borrowings outstanding under the facility as of March 31, 2006. Had there been borrowings, they would bear interest at (1) a rate which is the prime commercial lending rate announced by Harris Nesbitt from time to time (7.75% at March 31, 2006) plus 0% to 1.0% based on certain financial tests or (2) United States dollar LIBOR (at March 31, 2006 the rate was 4.82%) plus 1.5% to 2.5% based on certain financial tests. The interest rates in effect at March 31, 2006 were 7.75% and 4.8% for the prime commercial lending rate and the United States dollar LIBOR, respectively. Letter of credit fees issued under this facility range from 0.50% to 2.25% of the respective face amounts of the letters of credit issued and are charged based on the type of letter of credit issued and certain financial tests. The Revolving Credit Facility expires in October 2010. There is no guarantee that EMCOR will be able to renew the facility at its expiration.

We are also exposed to market risk and its potential related impact on accounts receivable or costs and estimated earnings in excess of billings on uncompleted contracts. The amounts recorded may be at risk if customers' abilities to pay these obligations are negatively impacted by economic conditions. We continually monitor the creditworthiness of our customers and maintain on-going discussions with customers regarding contract status with respect to change orders and billing terms. Therefore, we believe we take appropriate action to manage market and other risks, but there is no assurance that we will be able to reasonably identify all risks with respect to collectibility of these assets. See also the previous discussion of Accounts Receivable under the heading, "Application of Critical Accounting Policies" in the Management's Discussion and Analysis of Results of Operations and Financial Condition.

Amounts invested in our foreign operations are translated into U.S. dollars at exchange rates in effect at the end of the period. The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of stockholders' equity, in the condensed consolidated balance sheets. We believe the exposure to the effects that fluctuating foreign currencies may have on the consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective local currencies. Additionally, expenses associated with these transactions are generally contracted and paid for in their same local currencies.

In addition, we are exposed to market risk of fluctuations in certain commodity prices of materials such as copper and steel utilized in both our construction and facilities services operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of over 5,000 vehicles. While we believe we can increase our prices to adjust for some price increases in commodities, there can be no assurance that continued price increases of commodities, if they were to occur, would be recoverable.

ITEM 4. CONTROLS AND PROCEDURES.

Based on an evaluation of EMCOR's disclosure controls and procedures (as required by Rule 13a-15(b) of the Securities Exchange Act of 1934), the Chairman of the Board and Chief Executive Officer of EMCOR, Frank T. MacInnis, and the Chief Financial Officer of EMCOR, Mark A. Pompa, have concluded that EMCOR's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchanges Act of 1934) are effective as of the end of the period covered by this report.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. - OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

Except as indicated below, there have been no new material developments during the quarter ended March 31, 2006 regarding legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2005 (the "2005 Form 10-K").

We reported in our 2005 Form 10-K that as a result of a jury verdict and subsequent ruling by the trial judge in a civil action brought by a joint venture (the "JV") between our subsidiary Poole & Kent Corporation and an unrelated company in the Fairfax, Virginia Circuit Court in which the JV sought damages from the Upper Occoquan Sewage Authority ("UOSA") resulting from material breaches of a construction contract between the JV and UOSA, both the JV and UOSA filed petitions for an appeal with the Supreme Court of Virginia. The Supreme Court has denied the appeals of both parties. Both parties have filed petitions for rehearing with the Supreme Court of Virginia, asking the Court to reconsider its denial of the appeals. To date, the Supreme Court has not acted on these petitions.

ITEM 1A. RISK FACTORS.

There have been no material changes during the quarter ended March 31, 2006 from the risk factors reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) A special meeting of the stockholders of EMCOR was held on January 27, 2006.

(b) An amendment to EMCOR's Restated Certificate of Incorporation, as amended, increasing the number of authorized shares of Common Stock from 30,000,000 to 80,000,000 (the "Amendment"), was approved by the stockholders at such special meeting as follows: 13,015,562 shares voted in favor of approval of the Amendment; 1,486,892 shares voted against approval of the Amendment; and 2,100 shares abstained from voting thereon. There were no broker non-votes.

ITEM 6.  EXHIBITS.

Exhibit                                                                     Incorporated By Reference to or
   No.         Description                                                                 Page Number
-----------    --------------------------------------------------------     -------------------------------------------
2(a)           Disclosure Statement and Third Amended Joint Plan of         Exhibit 2(a) to EMCOR's
               Reorganization (the "Plan of Reorganization") proposed       Registration Statement on Form 10 as
               by EMCOR Group, Inc. (formerly JWP INC.) (the                Originally filed March 17, 1995 ("Form
               "Company" or "EMCOR") and its subsidiary SellCo              10")
               Corporation("SellCo"), as approved for dissemination
               by the United States Bankruptcy Court, Southern
               District of New York (the "Bankruptcy Court"),
               on August 22, 1994.

2(b)           Modification to the Plan of Reorganization dated             Exhibit 2(b) to Form 10
               September 29, 1994

2(c)           Second Modification to the Plan of Reorganization            Exhibit 2(c) to Form 10
               dated September 30, 1994

2(d)           Confirmation Order of the Bankruptcy Court dated             Exhibit 2(d) to Form 10
               September 30, 1994 (the "Confirmation Order")
               confirming the Plan of Reorganization, as amended

2(e)           Amendment to the Confirmation Order dated December 8,        Exhibit 2(e) to Form 10
               1994

2(f)           Post-confirmation modification to the Plan of                Exhibit 2(f) to Form 10
               Reorganization entered on December 13, 1994

2(g)           Purchase Agreement dated as of February 11, 2002 by          Exhibit 2.1 to EMCOR's Report on Form
               and among Comfort Systems USA, Inc. and EMCOR-CSI            8-K dated February 14, 2002
               Holding Co.

3(a-1)         Restated Certificate of Incorporation of EMCOR filed         Exhibit3(a-5) to Form 10
               December 15, 1994

3(a-2)         Amendment dated November 28, 1995 to the Restated            Exhibit 3(a-2) to EMCOR's Annual Report
               Certificate of Incorporation of EMCOR                        on Form 10-K for the year ended December
                                                                            31, 1995 ("1995 Form 10-K")

3(a-3)         Amendment dated February 12, 1998 to the Restated            Exhibit 3(a-3) to EMCOR's Annual Report
               Certificate of Incorporation                                 on Form 10-K for the year ended December
                                                                            31, 1997 ("1997 Form 10-K")

3(a-4)         Amendment dated January 27, 2006 to the Restated             Exhibit 3(a-4) to EMCOR's Annual Report
               Certificate of Incorporation                                 on Form 10-K for the year ended December
                                                                            31, 2005 ( "2005 Form 10-K")

3(b)           Amended and Restated By-Laws                                 Exhibit 3(b) to EMCOR's Annual
                                                                            Report on Form 10-K for the year ended
                                                                            December 31, 1998 ("1998 Form 10-K")

3(c)           Rights Agreement dated March 3, 1997 between EMCOR and       Exhibit 1 to EMCOR's Report on Form 8-K
               Bank of New York                                             dated March 3, 1997

4(a)           U.S. $375,000,000 Credit Agreement dated October 14,         Exhibit 4 to EMCOR's Report on Form 8-K
               2005 by and among EMCOR Group, Inc and certain of its        (Date of Report October 17, 2005)
               subsidiaries and Harris N.A. individually and as Agent
               for the Lenders which are or became parties thereto
               (the "Credit Agreement")

4(b)           Assignment and Acceptance dated October 14, 2005             Exhibit 4(b) to 2005 Form 10-K
               between Harris Nesbitt Financing, Inc. ("HNF") as
               assignor, and Bank of Montreal, as assignee of 100%
               interest of HNF in the Credit Agreement to Bank of
               Montreal



Exhibit                                                                     Incorporated By Reference to or
   No.         Description                                                               Page Number
-----------    --------------------------------------------------------     --------------------------------------

4(c)           Commitment Amount Increase Request dated November 21,        Exhibit 4(c) to 2005 Form 10-K
               2005 between EMCOR and the Northern Trust Company
               effective November 29, 2005 pursuant to Section 1.10
               of the Credit Agreement

4(d)           Commitment Amount Increase Request dated November 21,        Exhibit 4(d) to 2005 Form 10-K
               2005 between EMCOR and Bank of Montreal effective
               November 29, 2005 pursuant to Section 1.10 of the
               Credit Agreement

4(e)           Commitment Amount Increase Request dated November 21,        Exhibit 4(e) to 2005 Form 10-K
               2005 between EMCOR and National City Bank of Indiana
               effective November 29, 2005 pursuant to Section 1.10
               of the Credit Agreement

4(f)           Assignment and Acceptance dated November 29, 2005            Exhibit 4(f) to 2005 Form 10-K
               between Bank of Montreal, as assignee, and Fifth Third
               Bank, as assignee, of 30% interest of Bank of Montreal
               in the Credit Agreement to Fifth Third Bank

4(g)           Assignment and Acceptance dated November 29, 2005            Exhibit 4(g) to 2005 Form 10-K
               between Bank of Montreal, as assignee, and Northern
               Trust Company, as assignee, of 20% interest of Bank of
               Montreal in the Credit Agreement to Bank of Montreal

10(a)          Severance Agreement between EMCOR and Frank T. MacInnis      Exhibit 10.2 to EMCOR's Report on
                                                                            Form 8-K (Date of Report April 25,
                                                                            2005)  ("April 2005 Form 8-K")


10(b)          Form of Severance Agreement between EMCOR and each of        Exhibit 10.1 to the April 2005 Form
               Sheldon I. Cammaker, Leicle E. Chesser, R. Kevin Matz        8-K
               and Mark A. Pompa

10(c)          Letter Agreement dated October 12, 2004 between              Exhibit 10.1 to EMCOR's Report on
               Anthony Guzzi and EMCOR (the "Guzzi Letter Agreement")       Form 8-K (Date of Report October 12,
                                                                            2004)

10(d)          Form of Confidentiality Agreement                            Exhibit C to Guzzi Letter Agreement

10(e)          Form of Indemnification Agreement between EMCOR and          Exhibit F to Guzzi Letter Agreement
               each of its officers and directors

10(f)          Severance Agreement dated October 25, 2005 between           Exhibit D to the Guzzi Letter
               Anthony Guzzi and EMCOR                                      Agreement

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

10(g-3)        Amendment to Section 13 of the 1994 Option Plan              Exhibit (g-3) to 2001 Form 10-K

10(h-1)        1995 Non-Employee Directors' Non-Qualified Stock             Exhibit 10(p) to 2001 Form 10-K
               Option Plan ("1995 Option Plan")

10(h-2)        Amendment to Section 10 of the 1995 Option Plan              Exhibit (h-2) to 2001 Form 10-K



Exhibit                                                                     Incorporated By Reference to or
   No.         Description                                                               Page Number
-----------    -------------------------------------------------------      --------------------------------------
10(i-1)        1997 Non-Employee Directors' Non-Qualified Stock             Exhibit 10(k) toEMCOR's Annual
               Option Plan ("1997 Option Plan")                             Report on Form 10-K for the year
                                                                            ended December 31, 1999 ( "1999 Form
                                                                            10-K")

10(i-2)        Amendment to Section 9 of the 1997 Option Plan               Exhibit 10(i-2) to 2001 Form 10-K

10(j)          1997 Stock Plan for Directors                                Exhibit 10(l) to 1999 Form 10-K

10(k-1)        Continuity Agreement dated as of June 22, 1998               Exhibit 10(a) to EMCOR's Quarterly
               between Frank T. MacInnis and EMCOR ("MacInnis               Report on Form 10-Q for the quarter
               Continuity Agreement")                                       ended June 30, 1998 ("June 1998 Form
                                                                            10-Q")

10(k-2)        Amendment dated as of May 4, 1999 to MacInnis                Exhibit 10(h) for the quarter ended
               Continuity Agreement                                         June 30, 1999 (June 1999 Form 10-Q)

10(l-1)        Continuity Agreement dated as of June 22, 1998 between       Exhibit 10(c) to the June 1998 Form
               Sheldon I. Cammaker and EMCOR ("Cammaker Continuity          10-Q
               Agreement")

10(l-2)        Amendment dated as of May 4, 1999 to Cammaker                Exhibit 10(i) to the June 1999 Form
               Continuity Agreement                                         10-Q

10(m-1)        Continuity Agreement dated as of June 22, 1998 between       Exhibit 10(d) to the June 1998 Form
               Leicle E. Chesser and EMCOR ("Chesser Continuity             10-Q
               Agreement")

10(m-2)        Amendment dated as of May 4, 1999 to Chesser                 Exhibit 10(j) to the June 1999 Form
               Continuity Agreement                                         10-Q

10(n-1)        Continuity Agreement dated as of June 22, 1998 between       Exhibit 10(f) to the June 1998 Form
               R. Kevin Matz and EMCOR ("Matz Continuity Agreement")        10-Q

10(n-2)        Amendment dated as of May 4, 1999 to Matz Continuity         Exhibit 10(m) to the June 1999 Form
               Agreement                                                    10-Q

10(n-3)        Amendment dated as of January 1, 2002 to Matz                Exhibit 10(o-3) to Form 10-Q for the
               Continuity Agreement                                         quarter ended March 31, 2002 ("March
                                                                            2002 10-Q")

10(o-1)        Continuity Agreement dated as of June 22, 1998 between       Exhibit 10(g) to the June 1998 Form
               Mark A. Pompa  and EMCOR ("Pompa Continuity Agreement")      10-Q

10(o-2)        Amendment dated as of May 4, 1999 to Pompa Continuity        Exhibit 10(n) to the June 1999 Form
               Agreement                                                    10-Q

10(o-3)        Amendment dated as of January 1, 2002 to Pompa               Exhibit 10(p-3) to the  March 2002
               Continuity Agreement                                         10-Q

10(p)          Change of Control Agreement dated as of October 25,          Exhibit E to Guzzi Letter Agreement
               2004 between Anthony Guzzi ("Guzzi") and EMCOR

10(q)          Release and Settlement Agreement dated December 22,          Exhibit 10(q) to 1999 Form 10-K
               1999 between Thomas D. Cunningham and EMCOR

10(r)          Separation Agreement and Mutual release dated April 3,       Exhibit 10.1 to EMCOR's Report on
               2006 between Leicle E. Chesser and EMCOR                     Form 8-K (Date of Report April 4, 2006)


Exhibit                                                                     Incorporated By Reference to or
   No.          Description                                                              Page Number
------------    -------------------------------------------------------     --------------------------------------

10(s-1)        Executive Stock Bonus Plan, as amended (the "Stock           Exhibit 4.1 to EMCOR's Registration
               Bonus Plan")                                                 Statement on Form S-8 (No.
                                                                            333-112940 filed with the Securities
                                                                            and Exchange Commission on February
                                                                            18, 2004 (the "2004 Form S-8")

10(s-2)         Form of Certificate Representing Restrictive Stock          Exhibit 10.1 to EMCOR's Report on
                Units ("RSU's") issued under the Stock Bonus Plan           Form 8-K (Date of Report March 4,
                Manditorily Awarded                                         2005) ("March 4, 2005 Form 8-K")

10(s-3)         Form of Certificate Representing RSU's issued under         Exhibit 10.2 to March 4, 2005 Form
                the Stock Bonus Plan Voluntarily Awarded                    8-K

10(t)           Incentive Plan for Senior Executive Officers of EMCOR       Exhibit 10.3 to March 4, 2005 Form
                Group, Inc. ("Incentive Plan for Senior Executives")        8-K

10(u)           First Amendment to Incentive Plan for Senior                Exhibit 10(t) to 2005 Form 10-K
                Executives

10(v)           EMCOR Group, Inc. Long-Term Incentive Plan                  Exhibit 10 to Form 8-K (Date of
                                                                            Report December 15, 2005)

10(w)           2003 Non-Employee Directors' Stock Option                   Exhibit A to EMCOR's  proxy
                                                                            statement ("2003 Proxy Statement")
                                                                            Plan for its annual meeting held
                                                                            June 12, 2003

10(x-1)         2003 Management Stock Incentive Plan                        Exhibit B to EMCOR's 2003 Proxy
                                                                            Statement

10(x-2)         Amendments to 2003 Management Stock Incentive Plan          Exhibit 10(t-2) to EMCOR's Annual
                                                                            Report on Form 10-K for the year
                                                                            ended December 31, 2003 ("2003 Form
                                                                            10-K")

10 (y)          Form of Stock Option Agreement evidencing grant of          Exhibit 10.1 to Form 8-K (Date of
                stock options under the 2003 Management Stock               Report January 5, 2005)
                Incentive Plan

10(z)           Key Executive Incentive Bonus Plan                          Exhibit B to EMCOR's Proxy Statement
                                                                            for its annual meeting held June 16,
                                                                            2005 ("2005 Proxy Statement")

10(a)(a)        2005 Management Stock Incentive Plan                        Exhibit C to EMCOR's 2003 Proxy
                                                                            Statement

10(b)(b)        2005 Stock Plan for Directors                               Exhibit C to 2005 Proxy Statement

10(c)(c)        Option Agreement between EMCOR and Frank T. MacInnis        Exhibit 4.4 to 2004 Form S-8
                dated May 5, 1999

10(d)(d)        Form of EMCOR Option Agreement for Messrs. Frank T.         Exhibit 4.5 to 2004 Form S-8
                MacInnis, Jeffrey M. Levy, Sheldon I. Cammaker,
                Leicle E. Chesser, R. Kevin Matz, and Mark A. Pompa
                (collectively the "Executive Officers") for options
                granted January 4, 1999, January 3, 2000 and January
                2, 2001

10(e)(e)        Form of EMCOR Option Agreement for Executive Officers       Exhibit 4.6 to 2004 Form S-8
                granted December 14, 2001

10(f)(f)        Form of EMCOR Option Agreement for Executive Officers       Exhibit 4.7 to 2004 Form S-8
                granted January 2, 2002, January 2, 2003 and January
                2, 2004


ITEM 6.  EXHIBITS. - (continued)

Exhibit                                                                     Incorporated By Reference to or
  No.           Description                                                              Page Number
------------    -------------------------------------------------------     --------------------------------------
10(g)(g)        Form of EMCOR Option Agreement for Directors granted        Exhibit 4.8 to 2004 Form S-8
                June 19, 2002, October 25, 2002 and February 27, 2003

10(h)(h)        Form of EMCOR Option Agreement for Executive Officers       Exhibit 10(g)(g) to 2005 Form 10-K
                and Guzzi dated January 3, 2005

10(i)(i)        Release and Settlement Agreement dated February 25,         Exhibit 10(a)(a) to EMCOR's Annual
                2004 between Jeffrey M. Levy and EMCOR                      Report on Form 10-K for the year
                                                                            ended December 31, 2004 ("2004 Form
                                                                            10-K")

10(j)(j)        Form of letter agreement between EMCOR and each             Exhibit 10(b)(b) to 2004 Form 10-K
                Executive Officer with respect to acceleration of
                options granted January 2, 2003 and January 2, 2004

11              Computation of Basic EPS and Diluted EPS for the            Note C of the Notes to the Condensed
                three months ended March 31, 2006 and 2005                  Consolidated Financial Statements

31.1            Certification Pursuant to Section 302 of the                Page ___
                Sarbanes- Oxley Act of 2002 by the Chairman of the
                Board of Directors and Chief Executive Officer *

31.2            Certification Pursuant to Section 302 of the                Page ___
                Sarbanes- Oxley Act of 2002 by the Executive Vice
                President, Chief Financial Officer and Treasurer *


32.1            Certification Pursuant to Section 906 of the                Page ___
                Sarbanes-Oxley Act of 2002 by the Chairman of the
                Board of Directors and Chief Executive Officer **


32.2            Certification Pursuant to Section 906 of the                Page ___
                Sarbanes-Oxley Act of 2002 by the Executive Vice
                President,  Chief Financial Officer and Treasurer **

--------------
*     Filed Herewith
**   Furnished Herewith

                                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: April 27, 2006
                                          EMCOR GROUP, INC.
                           -------------------------------------------------
                                             (Registrant)


                                         /s/FRANK T. MACINNIS
                           -------------------------------------------------
                                          Frank T. MacInnis
                                       Chairman of the Board of
                                            Directors and
                                        Chief Executive Officer



                                           /s/MARK A. POMPA
                           -------------------------------------------------
                                            Mark A. Pompa
                                      Executive Vice President,
                                 Chief Financial Officer and Treasurer
                             (Principal Financial and Accounting Officer)

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

Date:  April 27, 2006
                                                  /s/FRANK T. MACINNIS
                                          -------------------------------------
                                                   Frank T. MacInnis
                                                Chairman of the Board of
                                                     Directors and
                                                Chief Executive Officer

                                                                    Exhibit 31.2



                                  CERTIFICATION


I, Mark A. Pompa, Executive Vice President, Chief Financial Officer and Treasurer of EMCOR Group, Inc., certify that:

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

Date:  April 27, 2006
                                                 /s/MARK A. POMPA
                                   ---------------------------------------------
                                                  Mark A. Pompa
                                             Executive Vice President,
                                     Chief Financial Officer and Treasurer

                                                                    Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of EMCOR Group, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank
T. MacInnis, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:    April 27, 2006                           /s/ FRANK T. MACINNIS
                                             -----------------------------------
                                                     Frank T. MacInnis
                                                  Chief Executive Officer

                                                                    Exhibit 32.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of EMCOR Group, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark A. Pompa, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:    April 27, 2006                           /s/ MARK A. POMPA
                                           -----------------------------------
                                                    Mark A. Pompa
                                               Chief Financial Officer