Form 10-Q
period 2006-06-30
EMCOR GROUP INC
filed 2006-07-27
CIK 105634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer |X|  Accelerated filer  |_|   Non-accelerated filer  |_|

     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                      Applicable Only To Corporate Issuers
     Number of shares of Common Stock outstanding as of the close of business on July 19, 2006: 31,555,380 shares.

                                EMCOR GROUP, INC.
                                      INDEX


                                                                        Page No.


PART I - Financial Information

Item 1     Financial Statements

           Condensed Consolidated Balance Sheets -
           as of June 30, 2006 and December 31, 2005                           1

           Condensed Consolidated Statements of Operations -
           three months ended June 30, 2006 and 2005                           3

           Condensed Consolidated Statements of Operations -
           six months ended June 30, 2006 and 2005                             4

           Condensed Consolidated Statements of Cash Flows -
           six months ended June 30, 2006 and 2005                             5

           Condensed Consolidated Statements of Stockholders'
           Equity and Comprehensive Income -
           six months ended June 30, 2006 and 2005                             6

           Notes to Condensed Consolidated Financial Statements                7


Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          15

Item 3     Quantitative and Qualitative Disclosures about Market Risk         26

Item 4     Controls and Procedures                                            26


PART II - Other Information

Item 1     Legal Proceedings                                                  27

Item 1A    Risk Factors                                                       27

Item 4     Submission of Matters to a Vote of Security Holders                27

Item 6     Exhibits                                                           28

PART I. - FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
--------------------------------------------------------------------------------
                                                      June 30,      December 31,
                                                        2006           2005
                                                    (Unaudited)
--------------------------------------------------------------------------------
                                ASSETS

Current assets:
   Cash and cash equivalents                       $  180,900         $  103,785
   Accounts receivable, net                         1,078,615          1,046,380
   Costs and estimated earnings in excess
      of billings on uncompleted contracts            158,922            185,634
   Inventories                                         13,112             10,175
   Prepaid expenses and other                          47,514             43,829
                                                   ----------         ----------
   Total current assets                             1,479,063          1,389,803

Investments, notes and other long-term
   receivables                                         25,453             28,659

Property, plant and equipment, net                     47,070             46,443

Goodwill                                              283,039            283,412

Identifiable intangible assets, net                    15,429             16,990

Other assets                                            9,925             13,634
                                                   ----------         ----------
   Total assets                                    $1,859,979         $1,778,941
                                                   ==========         ==========

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
--------------------------------------------------------------------------------
                                                        June 30,    December 31,
                                                         2006          2005
                                                      (Unaudited)
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Borrowings under working capital credit line         $        -     $        -
 Current maturities of long-term debt and capital
   lease obligations                                         659            551
 Accounts payable                                        452,860        452,709
 Billings in excess of costs and estimated
   earnings on uncompleted contracts                     388,146        330,235
 Accrued payroll and benefits                            128,427        154,276
 Other accrued expenses and liabilities                   96,108        107,545
                                                      ----------     ----------

 Total current liabilities                             1,066,200      1,045,316

Long-term debt and capital lease obligations               1,377          1,406

Other long-term obligations                              133,628        116,783
                                                      ----------     ----------

 Total liabilities                                     1,201,205      1,163,505
                                                      ----------     ----------

Stockholders' equity:
 Preferred stock, $0.01 par value, 1,000,000 shares
   authorized, zero issued and outstanding                     -              -
 Common stock, $0.01 par value, 80,000,000 shares
   authorized, 33,508,232 and 33,266,154 shares
   issued, respectively                                      335            333
 Capital surplus                                         338,621        325,232
 Accumulated other comprehensive income (loss)               712         (5,370)
 Retained earnings                                       337,044        313,170
 Treasury stock, at cost 1,961,718 and 2,162,388
   shares, respectively                                  (17,938)       (17,929)
                                                      ----------     ----------

 Total stockholders' equity                              658,774        615,436
                                                      ----------     ----------

Total liabilities and stockholders' equity            $1,859,979     $1,778,941
                                                      ==========     ==========

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)
--------------------------------------------------------------------------------
Three months ended June 30,                              2006           2005
--------------------------------------------------------------------------------

Revenues                                              $1,220,423     $1,168,831
Cost of sales                                          1,086,895      1,056,860
                                                      ----------     ----------
Gross profit                                             133,528        111,971
Selling, general and administrative expenses             108,194         96,994
Restructuring expenses                                         -            301
                                                      ----------     ----------
Operating income                                          25,334         14,676
Interest expense                                            (642)        (2,353)
Interest income                                            1,132            716
Minority interest                                           (672)          (987)
                                                      ----------     ----------
Income from continuing operations before income taxes     25,152         12,052
Income tax provision                                       8,291          4,413
                                                      ----------     ----------
Income from continuing operations                         16,861          7,639
Income from discontinued operations,
   net of income taxes                                         -            294
                                                      ----------     ----------
Net income                                            $   16,861     $    7,933
                                                      ==========     ==========

Net income per common share - Basic
   From continuing operations                         $     0.53     $     0.24
   From discontinued operations                                -           0.01
                                                      ----------     ----------
                                                      $     0.53     $     0.25
                                                      ==========     ==========

Net income per common share - Diluted
   From continuing operations                         $     0.52     $     0.24
   From discontinued operations                                -           0.01
                                                      ----------     ----------
                                                      $     0.52     $     0.25
                                                      ==========     ==========

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)
--------------------------------------------------------------------------------
Six months ended June 30,                                2006           2005
--------------------------------------------------------------------------------

Revenues                                              $2,371,500     $2,252,586
Cost of sales                                          2,123,139      2,041,413
                                                      ----------     ----------
Gross profit                                             248,361        211,173
Selling, general and administrative expenses             210,700        189,301
Restructuring expenses                                         -          1,472
                                                      ----------     ----------
Operating income                                          37,661         20,400
Interest expense                                          (1,341)        (4,566)
Interest income                                            2,069          1,289
Minority interest                                           (928)        (1,852)
                                                      ----------     ----------
Income from continuing operations before income taxes     37,461         15,271
Income tax provision                                      12,967          5,598
                                                      ----------     ----------
Income from continuing operations                         24,494          9,673
(Loss) income from discontinued operations,
   net of income taxes                                      (620)           173
                                                      ----------     ----------
Net income                                            $   23,874     $    9,846
                                                      ==========     ==========

Net income (loss) per common share - Basic
   From continuing operations                         $     0.78     $     0.31
   From discontinued operations                            (0.02)          0.01
                                                      ----------     ----------
                                                      $     0.76     $     0.32
                                                      ==========     ==========

Net income (loss) per common share - Diluted
   From continuing operations                         $     0.75     $     0.31
   From discontinued operations                            (0.02)          0.00
                                                      ----------     ----------
                                                      $     0.73     $     0.31
                                                      ==========     ==========


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)
------------------------------------------------------------------------------------------------------------
Six months ended June 30,                                                         2006                2005
------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income                                                                  $  23,874           $   9,846
   Depreciation and amortization                                                   8,766               9,031
   Amortization of identifiable intangibles                                        1,550               1,722
   Minority interest                                                                 928               1,852
   Deferred income taxes                                                           3,716               6,904
   Loss on sale of discontinued operation, net of income taxes                       620                   -
   Excess tax benefits from share-based compensation                              (2,724)                  -
   Equity income from unconsolidated entities                                     (3,597)               (749)
   Other non-cash items                                                            5,097               1,211
   Distributions from unconsolidated entities                                      6,229                 638
   Changes in operating assets and liabilities                                    32,971              (2,323)
                                                                               ---------           ---------
Net cash  provided by operating activities                                        77,430              28,132
                                                                               ---------           ---------

Cash flows from investing activities:
   Payments for acquisition of a business and earn-out agreements                 (786)               (497)
   Proceeds from sale of discontinued operation                                    1,203                   -
   Proceeds from sale of property, plant and equipment                               313                 752
   Purchase of property, plant and equipment                                      (9,716)             (5,928)
   Investment in and advances to unconsolidated entities and joint ventures         (277)             (1,797)
   Net proceeds (disbursements) related to other investments                         851                (171)
                                                                               ---------           ---------
Net cash used in investing activities                                             (8,412)             (7,641)
                                                                               ---------           ---------

Cash flows from financing activities:
   Proceeds from working capital credit line                                     149,500             517,700
   Repayments of working capital credit line                                    (149,500)           (527,700)
   Net repayments for long-term debt                                                 (24)                (33)
   Repayments for capital lease obligations                                         (106)               (105)
   Proceeds from exercise of stock options                                         5,503               1,172
   Excess tax benefits from share-based compensation                               2,724                   -
                                                                               ---------           ---------
Net cash provided by (used in) financing activities                                8,097              (8,966)
                                                                               ---------           ---------
Increase in cash and cash equivalents                                             77,115              11,525
Cash and cash equivalents at beginning of year                                   103,785              59,109
                                                                               ---------           ---------
Cash and cash equivalents at end of period                                     $ 180,900           $  70,634
                                                                               =========           =========

Supplemental cash flow information:
   Cash paid for:
     Interest                                                                  $     927           $   3,662
     Income taxes                                                              $  13,989           $   4,704
   Non-cash financing activities:
     Assets acquired under capital lease obligations                           $     209           $      86
     Note receivable from sale of subsidiary                                   $     246           $       -

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(In thousands, except share data)(Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                          Accumulated
                                                                             other
                                                  Common     Capital     comprehensive      Retained     Treasury     Comprehensive
                                       Total       stock     surplus    income(loss)(1)     earnings      stock          income
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2005              $562,361       $326    $317,959      $ 7,699          $253,128     $(16,751)
 Net income                              9,846          -           -            -             9,846            -        $ 9,846
 Foreign currency translation
   adjustments                          (2,648)         -           -       (2,648)                -            -         (2,648)
                                                                                                                         -------
 Comprehensive income                                                                                                    $ 7,198
                                                                                                                         =======
 Issuance of treasury stock
   for restricted stock units (3)            -          -        (540)           -                 -          540
 Treasury stock, at cost (4)              (871)         -           -            -                 -         (871)
 Common stock issued under
   stock option plans, net (5)           1,172          6       2,057            -                 -         (891)
 Value of restricted stock units (2)     1,358          -       1,358            -                 -            -
                                      --------       ----    --------      -------          --------     --------
Balance, June 30, 2005                $571,218       $332    $320,834      $ 5,051          $262,974     $(17,973)
                                      ========       ====    ========      =======          ========     ========

Balance, January 1, 2006              $615,436       $333    $325,232      $(5,370)         $313,170     $(17,929)
 Net income                             23,874          -           -            -            23,874            -        $23,874
 Foreign currency translation
   adjustments                           6,082          -           -        6,082                 -            -          6,082
                                                                                                                         -------
 Comprehensive income                                                                                                    $29,956
                                                                                                                         =======
 Issuance of treasury stock
   for restricted stock units (3)            -          -        (551)           -                 -          551
 Treasury stock, at cost (4)            (1,587)         -           -            -                 -       (1,587)
 Common stock issued under
   stock option plans, net (5)          10,070          2       9,041            -                 -        1,027
 Value of issued restricted stock units  1,091          -       1,091            -                 -            -
 Share-based compensation expense        3,808          -       3,808            -                 -            -
                                      --------       ----    --------      -------          --------     --------
Balance, June 30, 2006                $658,774       $335    $338,621      $   712          $337,044     $(17,938)
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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly our financial position and the results of our operations. The results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

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

NOTE B Discontinued Operations

On January 31, 2006, we sold a subsidiary that had been part of our United States mechanical construction and facilities services segment. On September 30, 2005, we sold a subsidiary that had been part of our United States facilities services segment. Results of these operations for all periods presented in our Consolidated Financial Statements reflect discontinued operations accounting. Included in the results of discontinued operations for the six months ended June 30, 2006 was a loss of $0.6 million (net of income taxes) by reason of the January 2006 sale of the subsidiary that had been part of our United States mechanical construction and facilities services segment. An aggregate of $4.0 million in cash and notes in the aggregate principal amount of $1.6 million were received as consideration for both of these sales. The principal amount of the notes outstanding as of June 30, 2006 was $0.04 million. The components of the results of operations for the discontinued operations are not presented as they are not material to the consolidated results of operations.

NOTE C Earnings Per Share

Calculation of Basic and Diluted Earnings Per Share

The following tables summarize our calculation of Basic and Diluted Earnings Per Share ("EPS") for the three and six month periods ended June 30, 2006 and 2005:

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE C Earnings Per Share - (continued)

                                                                                         Three Months Ended
                                                                                              June 30,
                                                                                  -------------------------------
                                                                                      2006                2005
                                                                                      ----                ----
Numerator:
Income before discontinued operations                                             $16,861,000          $7,639,000
Income from discontinued operations                                                         -             294,000
                                                                                  -----------          ----------
Net income available to common stockholders                                       $16,861,000          $7,933,000
                                                                                  ===========          ==========
Denominator:
Weighted average shares outstanding used to compute basic earnings per share       31,571,736          31,281,690
Effect of diluted securities                                                        1,139,146             495,470
                                                                                  -----------          ----------
Shares used to compute diluted earnings per share                                  32,710,882          31,777,160
                                                                                  ===========          ==========
Basic earnings per share:
   Continuing operations                                                          $      0.53          $     0.24
   Discontinued operations                                                                  -                0.01
                                                                                  -----------          ----------
   Total                                                                          $      0.53          $     0.25
                                                                                  ===========          ==========
Diluted earnings per share:
   Continuing operations                                                          $      0.52          $     0.24
   Discontinued operations                                                                  -                0.01
                                                                                  -----------          ----------
   Total                                                                          $      0.52          $     0.25
                                                                                  ===========          ==========


                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                  -------------------------------
                                                                                      2006                2005
                                                                                      ----                ----
Numerator:
Income before discontinued operations                                             $24,494,000          $9,673,000
(Loss)income from discontinued operations                                            (620,000)            173,000
                                                                                  -----------          ----------
Net income available to common stockholders                                       $23,874,000          $9,846,000
                                                                                  ===========          ==========
Denominator:
Weighted average shares outstanding used to compute basic earnings per share       31,444,264          30,997,812
Effect of diluted securities                                                        1,049,790             593,992
                                                                                  -----------          ----------
Shares used to compute diluted earnings per share                                  32,494,054          31,591,804
                                                                                  ===========          ==========
Basic earnings (loss) per share:
   Continuing operations                                                          $      0.78          $     0.31
   Discontinued operations                                                              (0.02)               0.01
                                                                                  -----------          ----------
   Total                                                                          $      0.76          $     0.32
                                                                                  ===========          ==========
Diluted earnings (loss) per share:
   Continuing operations                                                          $      0.75          $     0.31
   Discontinued operations                                                              (0.02)               0.00
                                                                                  -----------          ----------
   Total                                                                          $      0.73          $     0.31
                                                                                  ===========          ==========

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE C Earnings Per Share - (continued)

There were zero anti-dilutive stock options that were required to be excluded from the calculation of diluted EPS for the three and six month periods ended June 30, 2006, respectively. There were 287,230 and 484,999 anti-dilutive stock options that were required to be excluded from the calculation of diluted EPS for the three and six month periods ended June 30, 2005, respectively.

NOTE D Valuation of Stock Option Grants

We have various types of stock compensation plans and programs which are administered by the compensation committee of our board of directors. Note I - Stock Options and Stock Plans of the Notes to the Consolidated Financial Statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 should be referred to for additional information regarding the stock-based compensation plans and programs.

On January 1, 2006, we adopted Statement No. 123(R) "Share-Based Payment" ("Statement 123(R)") issued by the Financial Accounting Standards Board ("FASB"). With the adoption of Statement 123(R), all share-based payments to our employees and non-employee directors, including grants of stock options, have been recognized in the income statement based on their fair values utilizing the modified prospective method of accounting. The impact of the adoption of Statement 123(R) resulted in $2.3 million and $2.9 million of compensation expense in the three and six months ended June 30, 2006, respectively. As a result, net income was adversely impacted in these periods by $1.3 million and $1.7 million and diluted earnings per share ("Diluted EPS") was adversely impacted by $0.04 and $0.05, respectively. Approximately $1.9 million of compensation expense, net of income taxes, will be recognized over the approximately 21 month remaining vesting period for stock options outstanding at June 30, 2006. Prior to January 1, 2006, we applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25") and related interpretations in accounting for stock options. Accordingly, no compensation expense has been recognized in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2005 in respect of stock options granted during that period inasmuch as we granted stock options at fair market value. Had compensation expense for the options for the three and six month periods ended June 30, 2005 been determined consistent with FASB Statement No. 123, "Accounting for Stock-Based Compensation" and FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," our net income, basic earnings per share ("Basic EPS") and Diluted EPS would have been reduced from the "as reported amounts" below to the "pro forma amounts" below (in thousands, except per share amounts):



                                                  For the three     For the six
                                                   months ended     months ended
                                                     June 30,        June 30,
                                                       2005             2005
                                                  -------------     ------------
Income from continuing operations:
 As reported                                          $7,639           $9,673
 Less:  Total stock-based compensation expense
   determined under fair value based method,
   net of related tax effects                            814            1,229
                                                      ------           ------
 Pro Forma                                            $6,825           $8,444
                                                      ======           ======
Basic EPS:
 As reported                                          $ 0.24           $ 0.31
 Pro Forma                                            $ 0.22           $ 0.27
Diluted EPS:
 As reported                                          $ 0.24           $ 0.31
 Pro Forma                                            $ 0.21           $ 0.27

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE D Valuation of Stock Option Grants - (continued)

The fair value on the date of grant was calculated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the periods indicated:

                                    For the three months      For the six months
                                       ended June 30,           ended June 30,
                                     2006        2005         2006         2005
                                    --------------------      ------------------
Dividend yield                         0%          0%           0%            0%
Expected volatility                 35.0%       34.9%        35.0%         36.7%
Risk-free interest rate              5.1%        3.9%         5.0%          3.9%
Expected life of options in years    6.36        6.36         6.36          6.33
Weighted average grant
   date fair value                 $21.11      $10.60       $20.33        $ 8.17

Forfeitures  of  stock  options  have  been   historically   immaterial  to  the
calculation and are estimated as zero in both periods presented.

As of December 31, 2005, there were 3,648,728 stock options outstanding. For the three months ended June 30, 2006, there were 60,000 stock options granted (average exercise price of $46.20 per share), 172,138 stock options were exercised (average exercise price of $18.27 per share) and no stock options expired or were forfeited. For the six months ended June 30, 2006, there were 79,062 stock options granted (average exercise price of $42.77 per share), 379,338 stock options were exercised (average exercise price of $14.71 per share) and no stock options expired or were forfeited. At June 30, 2006, there were 3,348,452 options outstanding at an average exercise price of $20.08 per share with a remaining contractual life of 5.8 years, and 2,769,797 options were exercisable at an average exercise price of $19.57 per share which options had a remaining contractual life of 5.3 years. As a result of stock option exercises, $5.5 million of proceeds were received during the six months ended June 30, 2006. The income tax benefit derived as a result of such exercises was $4.6 million, of which $2.7 million represented excess tax benefits from share-based compensation. This compares to $1.2 million of proceeds from stock option exercises for the six months ended June 30, 2005, on which the income tax benefit from stock option exercises was $2.4 million.

Additionally, 5,095 and 152,281 restricted share units were awarded during the three and six months ended June 30, 2006 pursuant to non-employee director, key-person long term incentive plans and a separation agreement, for which $0.4 million and $0.8 million of compensation expense was recognized during the three and six months ended June 30, 2006, respectively. We also have outstanding phantom equity units accounted for as liability awards under 123(R), pursuant to which a $0.2 million expense reduction and $1.2 million of expense was recognized for the three and six months ended June 30, 2006, respectively, due to changes in the market price of our common stock from the award date.

Common Stock

As of June 30, 2006 and December 31, 2005,  31,546,514 and 31,103,766  shares of our common stock were outstanding, respectively.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE E Segment Information

We have the following reportable segments which provide services associated with the design, integration, installation, startup, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for generation and distribution of electrical power, lighting systems, low-voltage systems such as fire alarm, security, communication and process control systems and voice and data systems); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems, fire protection systems, and plumbing, process and high-purity piping systems); (c) United States facilities services; (d) Canada construction and facilities services; (e) United Kingdom construction and facilities services; and (f) Other international construction and facilities services. The segment "United States facilities services" principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers' facilities (mobile operation and maintenance services, site-based operation and maintenance services, facility planning and consulting services, energy management programs and the design and construction of energy-related projects) which services are not generally related to customers' construction programs. The Canada, United Kingdom and Other international segments perform electrical construction, mechanical construction and facilities services. "Other international construction and facilities services" represents our operations outside of the United States, Canada and the United Kingdom (primarily in the Middle East) performing electrical construction, mechanical construction and facilities services. The following tables present information about industry segments and geographic areas (in thousands):

                                                                     For the three months ended June 30,
                                                                     -----------------------------------
                                                                         2006                   2005
                                                                         ----                   ----
Revenues from unrelated entities:
   United States electrical construction and facilities services     $  307,499              $  300,125
   United States mechanical construction and facilities services        418,770                 425,834
   United States facilities services                                    232,201                 187,780
                                                                     ----------              ----------
   Total United States operations                                       958,470                 913,739
   Canada construction and facilities services                           84,671                  84,273
   United Kingdom construction and facilities services                  177,282                 170,819
   Other international construction and facilities services                   -                       -
                                                                     ----------              ----------
   Total worldwide operations                                        $1,220,423              $1,168,831
                                                                     ==========              ==========

                                                                     For the three months ended June 30,
                                                                     -----------------------------------
                                                                         2006                   2005
                                                                         ----                   ----
Total revenues:
   United States electrical construction and facilities services     $  308,228              $  303,775
   United States mechanical construction and facilities services        422,645                 427,688
   United States facilities services                                    233,609                 188,661
   Less intersegment revenues                                            (6,012)                 (6,385)
                                                                     ----------              ----------
   Total United States operations                                       958,470                 913,739
   Canada construction and facilities services                           84,671                  84,273
   United Kingdom construction and facilities services                  177,282                 170,819
   Other international construction and facilities services                   -                       -
                                                                     ----------              ----------
   Total worldwide operations                                        $1,220,423              $1,168,831
                                                                     ==========              ==========

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE E Segment Information - (continued)

                                                                     For the six months ended June 30,
                                                                     ----------------------------------
                                                                         2006                   2005
                                                                         ----                   ----
Revenues from unrelated entities:
   United States electrical construction and facilities services     $  617,718              $  576,009
   United States mechanical construction and facilities services        799,073                 817,133
   United States facilities services                                    450,711                 371,203
                                                                     ----------              ----------
   Total United States operations                                     1,867,502               1,764,345
   Canada construction and facilities services                          164,239                 150,475
   United Kingdom construction and facilities services                  339,759                 337,766
   Other international construction and facilities services                   -                       -
                                                                     ----------              ----------
   Total worldwide operations                                        $2,371,500              $2,252,586
                                                                     ==========              ==========

                                                                     For the six months ended June 30,
                                                                     ----------------------------------
                                                                         2006                   2005
                                                                         ----                   ----
Total revenues:
   United States electrical construction and facilities services     $  620,373              $  583,500
   United States mechanical construction and facilities services        806,092                 820,667
   United States facilities services                                    452,871                 372,555
   Less intersegment revenues                                           (11,834)                (12,377)
                                                                     ----------              ----------
   Total United States operations                                     1,867,502               1,764,345
   Canada construction and facilities services                          164,239                 150,475
   United Kingdom construction and facilities services                  339,759                 337,766
   Other international construction and facilities services                   -                       -
                                                                     ----------              ----------
   Total worldwide operations                                        $2,371,500              $2,252,586
                                                                     ==========              ==========

                                                                     For the three months ended June 30,
                                                                     -----------------------------------
                                                                         2006                   2005
                                                                         ----                   ----
Operating income (loss):
   United States electrical construction and facilities services     $   11,063              $   12,052
   United States mechanical construction and facilities services         11,011                   4,370
   United States facilities services                                     10,080                   7,551
                                                                     ----------              ----------
   Total United States operations                                        32,154                  23,973
   Canada construction and facilities services                            2,089                  (1,525)
   United Kingdom construction and facilities services                    3,694                   2,365
   Other international construction and facilities services                 (41)                     13
   Corporate administration                                             (12,562)                 (9,849)
   Restructuring expenses                                                     -                    (301)
                                                                     ----------              ----------
   Total worldwide operations                                            25,334                  14,676

Other corporate items:
   Interest expense                                                        (642)                 (2,353)
   Interest income                                                        1,132                     716
   Minority interest                                                       (672)                   (987)
                                                                     ----------              ----------
   Income from continuing operations before income taxes             $   25,152              $   12,052
                                                                     ==========              ==========

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE E Segment Information - (continued)

                                                                   For the six months ended June 30,
                                                                   ---------------------------------
                                                                       2006                   2005
                                                                       ----                   ----
Operating income (loss):
   United States electrical construction and facilities services     $ 19,437               $ 28,048
   United States mechanical construction and facilities services       18,436                    896
   United States facilities services                                   14,727                 12,592
                                                                     --------               --------
   Total United States operations                                      52,600                 41,536
   Canada construction and facilities services                          3,081                 (2,251)
   United Kingdom construction and facilities services                  5,381                  1,892
   Other international construction and facilities services               732                    (38)
   Corporate administration                                           (24,133)               (19,267)
   Restructuring expenses                                                   -                 (1,472)
                                                                     --------               --------
   Total worldwide operations                                          37,661                 20,400

Other corporate items:
   Interest expense                                                    (1,341)                (4,566)
   Interest income                                                      2,069                  1,289
   Minority interest                                                     (928)                (1,852)
                                                                     --------               --------
   Income from continuing operations before income taxes             $ 37,461               $ 15,271
                                                                     ========               ========

                                                                     June 30,            December 31,
                                                                      2006                   2005
                                                                   ----------            ------------
Total assets:
   United States electrical construction and facilities services   $  349,973             $  357,368
   United States mechanical construction and facilities services      666,007                673,315
   United States facilities services                                  350,025                331,495
                                                                   ----------             ----------
   Total United States operations                                   1,366,005              1,362,178
   Canada construction and facilities services                        113,400                137,241
   United Kingdom construction and facilities services                252,034                154,633
   Other international construction and facilities services             1,067                  3,008
   Corporate administration                                           127,473                121,881
                                                                   ----------             ----------
   Total worldwide operations                                      $1,859,979             $1,778,941
                                                                   ==========             ==========

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE F Retirement Plans

Components of Net Periodic Pension Benefit Cost

The components of net periodic pension benefit cost for the three and six months ended June 30, 2006 and 2005 were as follows (in thousands):

                                      For the three months ended June 30,   For the six months ended June 30,
                                      -----------------------------------   ---------------------------------
                                           2006               2005                  2006            2005
                                           ----               ----                  ----            ----

Service cost                             $ 1,062            $   999               $ 2,080         $ 2,004
Interest cost                              2,598              2,480                 5,091           4,979
Expected return on plan assets            (2,770)            (2,528)               (5,427)         (5,076)
Amortization of prior service cost            18                 22                    36              45
Amortization of net loss                     415                345                   813             693
                                         -------            -------               -------         -------
Net periodic pension benefit cost        $ 1,323            $ 1,318               $ 2,593         $ 2,645
                                         =======            =======               =======         =======

Employer Contributions

For the six months ended June 30, 2006, EMCOR's United Kingdom subsidiary contributed $3.1 million to its defined benefit pension plan and anticipates contributing an additional $3.3 million during the remainder of 2006.

NOTE G Income Taxes

For the three months ended June 30, 2006 and 2005, the income tax provision was $8.3 million and $4.4 million, respectively. For the six months ended June 30, 2006 and 2005, the income tax provision was $13.0 million and $5.6 million, respectively. The estimated effective income tax rate was 38% for the three and six months ended June 30, 2006 compared to 37% for the comparable 2005 periods. The reported tax provision includes an adjustment made as it relates to the deductibility of certain compensation arrangements for income tax purposes.


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

Overview

Our revenues for the second quarter of 2006 were $1.22 billion compared to $1.17 billion for the second quarter of 2005. Our net income was $16.9 million for the second quarter of 2006 compared to $7.9 million for the second quarter of 2005. Diluted earnings per share were $0.52 per share for the second quarter compared to $0.25 per share for the second quarter of 2005.

Our revenues for the six months ended June 30, 2006 were $2.37 billion compared to $2.25 billion for the six months ended June 30, 2005. Our net income was $23.9 million for the six months ended June 30, 2006 compared to $9.8 million for the six months ended June 30, 2005. Diluted earnings per share were $0.73 per share for the six months ended June 30, 2006 compared to $0.31 per share for the six months ended June 30, 2005.

Our revenues increased in the three and six months ended June 30, 2006 compared to the same periods in 2005 principally due to increased availability of higher margin project work.

Our net income and diluted earnings per share for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 were positively impacted by (a) generally improved performance and increased gross profit on United States mechanical construction and Canada construction contracts and (b) increased availability of generally higher gross margin work in the United States. Additionally, our 2006 six month results were positively impacted by the absence of an $8.7 million non-cash expense recorded in the first quarter of 2005 as a result of proceedings in a civil action brought by a joint venture between our subsidiary Poole & Kent Corporation and an unrelated company against the Upper Occoquan Sewage Authority. Negatively impacting our 2006 six month results, when compared to the prior year's six month results, was the absence of a $5.6 million favorable insurance settlement recorded in the first quarter of 2005 (which primarily affected the United States electrical construction and facilities services segment). Selling, general and administrative expenses were higher in the three and six months ended June 30, 2006, compared to the same periods of 2005, primarily due to an increase in compensation expense as a result of improved operating results. Also contributing to the improvement were $2.1 million and $4.0 million of increases in net interest income for the three and six months ended June 30, 2006, respectively, compared to the comparable periods in 2005, primarily due to an increase in cash available for investment and a reduction in borrowings under the working capital credit line.

In September 2005 and January 2006, we sold a subsidiary that had been part of our United States facilities services segment and a subsidiary that had been part of our United States mechanical construction and facilities services segment, respectively. Consequently, results of operations for all periods presented reflect discontinued operations accounting. Our results of operations for the six months ended June 30, 2006 reflect a loss of $0.6 million (net of income taxes) by reason of the January 2006 sale of the subsidiary that had been part of our United States mechanical construction and facilities services segment.

We have stock-based compensation plans and programs. On January 1, 2006, we adopted Statement No. 123(R) "Share-Based Payment" ("Statement 123(R)") issued by the Financial Accounting Standards Board ("FASB"). With the adoption of Statement 123(R), all share-based payments to our employees and non-employee directors, including grants of stock options, have been recognized in the income statement based on their fair values utilizing the modified prospective method of accounting. The impact of the adoption of Statement 123(R) resulted in $2.3 million and $2.9 million of compensation expense in the three and six months ended June 30, 2006, respectively. As a result, net income was adversely impacted in these periods by $1.3 million and $1.7 million and diluted earnings per share was adversely impacted by $0.04 and $0.05, respectively. Approximately $1.9 million of compensation expense, net of income taxes, will be recognized over the approximately 21 month remaining vesting period for stock options outstanding at June 30, 2006. Prior to January 1, 2006, we applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25") and related interpretations in accounting for stock options. Accordingly, no compensation expense has been recognized in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2005 in respect of stock options granted during those periods inasmuch as we granted stock options at fair market value.

Operating Segments

We have the following reportable segments which provide services associated with the design, integration, installation, startup, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for generation and distribution of electrical power, lighting systems, low-voltage systems such as fire alarm, security, communication and process control systems and voice and data systems); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems, fire protection systems, and plumbing, process and high-purity piping systems); (c) United States facilities services; (d) Canada construction and facilities services; (e) United Kingdom construction and facilities services; and (f) Other international construction and facilities services. The segment "United States facilities services" principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers' facilities (mobile operation and maintenance services, site-based operation and maintenance services, facility planning and consulting services, energy management programs and the design and construction of energy-related projects) which services are not generally related to customers' construction programs. The Canada, United Kingdom and Other international segments perform electrical construction, mechanical construction and facilities services. "Other international construction and facilities services" represents our operations outside of the United States, Canada and the United Kingdom (primarily in the Middle East) performing electrical construction, mechanical construction and facilities services.

Results of Operations

The results presented reflect certain reclassifications of prior period amounts to conform to current year presentation.

Revenues

The following table presents our operating segment revenues from unrelated entities and their respective percentage of total revenues (in thousands, except for percentages):

                                                                                   For the three months ended June 30,
                                                                          --------------------------------------------------
                                                                                          % of                         % of
                                                                              2006        Total            2005        Total
                                                                          ---------------------        ---------------------
Revenues:
   United States electrical construction and facilities services          $  307,499       25%         $  300,125       26%
   United States mechanical construction and facilities services             418,770       34%            425,834       36%
   United States facilities services                                         232,201       19%            187,780       16%
                                                                          ----------                   ----------
   Total United States operations                                            958,470       79%            913,739       78%
   Canada construction and facilities services                                84,671        7%             84,273        7%
   United Kingdom construction and facilities services                       177,282       15%            170,819       15%
   Other international construction and facilities services                        -        -                   -         -
                                                                          ----------                   ----------
   Total worldwide operations                                             $1,220,423      100%         $1,168,831      100%
                                                                          ==========                   ==========

                                                                                    For the six months ended June 30,
                                                                          -------------------------------------------------
                                                                                          % of                         % of
                                                                              2006        Total            2005       Total
                                                                          ---------------------        --------------------
Revenues:
   United States electrical construction and facilities services          $  617,718       26%         $  576,009       26%
   United States mechanical construction and facilities services             799,073       34%            817,133       36%
   United States facilities services                                         450,711       19%            371,203       16%
                                                                          ----------                   ----------
   Total United States operations                                          1,867,502       79%          1,764,345       78%
   Canada construction and facilities services                               164,239        7%            150,475        7%
   United Kingdom construction and facilities services                       339,759       14%            337,766       15%
   Other international construction and facilities services                        -         -                  -         -
                                                                          ----------                   ----------
   Total worldwide operations                                             $2,371,500      100%         $2,252,586      100%
                                                                          ==========                   ==========

Our revenues for the second quarter of 2006 were $1.22 billion compared to $1.17 billion for the second quarter of 2005. Our net income was $16.9 million for the second quarter of 2006 compared to $7.9 million for the second quarter of 2005. Diluted earnings per share were $0.52 per share for the second quarter compared to $0.25 per share for the second quarter of 2005.

Our revenues for the six months ended June 30, 2006 were $2.37 billion compared to $2.25 billion for the six months ended June 30, 2005. Our net income was $23.9 million for the six months ended June 30, 2006 compared to $9.8 million for the six months ended June 30, 2005. Diluted earnings per share were $0.73 per share for the six months ended June 30, 2006 compared to $0.31 per share for the six months ended June 30, 2005.

Our contract backlog at June 30, 2006 was $3.22 billion compared to $2.72 billion at June 30, 2005. Our contract backlog was $2.76 billion at December 31, 2005. These increases in backlog, which were primarily attributable to United States operations, were due to increased availability of commercial construction projects. Backlog is not a term recognized under accounting principles generally accepted in the United States; however, it is a common measurement used in our industry. Our backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of facilities services contracts. However, if the remaining term of any of our facilities services contracts exceeds 12 months, the unrecognized revenues attributable to any such contracts included in backlog are limited to only 12 months of such contracts' revenues.

Revenues of our United States electrical construction and facilities services segment for the three and six months ended June 30, 2006 increased $7.4 million and $41.7 million compared to the three and six months ended June 30, 2005, respectively. The revenues increases were due to the increased availability of commercial and government project work.

Revenues of our United States mechanical construction and facilities services segment for the three and six months ended June 30, 2006 decreased $7.1 million and $18.1 million compared to the three and six months ended June 30, 2005, respectively. The revenues decreases were primarily attributable to a planned decrease in activities of certain subsidiaries resulting in the curtailment of their bidding on certain public sector projects, partially offset by increased commercial work.

Our United States facilities services revenues, which include those operations that principally provide maintenance and consulting services, increased $44.4 million and $79.5 million for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005, respectively. These increases in revenues were primarily attributable to site-based government related work and to mobile services offered by this segment, and to revenues from a mobile services company acquired in November 2005.

Revenues of our Canada construction and facilities services increased by $0.4 million and $13.8 million for the three and six months ended June 30, 2006 compared to the same periods in 2005, respectively. The revenues increases primarily reflected increases of $8.3 million and $12.9 million for the three and six month periods, respectively, relating to the change in the rate of exchange for Canadian dollars to United States dollars due to the strengthening of the Canadian dollar. The increase in revenues due to the change in the rate of exchange for the three months ended June 30, 2006 compared to the same 2005 period was partially offset by a temporary decrease in oil and gas work.

Our United Kingdom construction and facilities services revenues increased $6.5 million and $2.0 million for the three and six months ended June 30, 2006 compared to the same periods in 2005, respectively, primarily due to increased work on rail projects. The increases were offset by decreases of $2.6 million and $13.6 million for the three and six month periods, respectively, relating to the rate of exchange for British pounds to United States dollars as a result of the weakening of the British pound.

Cost of sales and Gross profit

The following table presents our cost of sales, gross profit, and gross profit as a percentage of revenues (in thousands, except for percentages):


                                             For the three months ended June 30,       For the six months ended June 30,
                                             -----------------------------------       ---------------------------------
                                                   2006             2005                     2006             2005
                                                   ----             ----                     ----             ----
Cost of sales                                  $1,086,895       $1,056,860               $2,123,139       $2,041,413
Gross profit                                      133,528          111,971                  248,361          211,173
Gross profit, as a percentage of revenues            10.9%             9.6%                    10.5%             9.4%


Our gross profit (revenues less cost of sales) increased $21.6 million and $37.2 million for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005. Gross profit as a percentage of revenues was 10.9% and 10.5% for the three and six months ended June 30, 2006, respectively, compared to 9.6% and 9.4% for the three and six months ended June 30, 2005, respectively. The increase in gross profit for the three and six months ended June 30, 2006 compared to the same periods in 2005 was primarily attributable to
(a) generally improved performance on United States mechanical construction and Canadian construction contracts and (b) increased availability of generally higher margin work in the United States. Additionally, results for the six months ended June 30, 2006 were positively impacted by the absence of an $8.7 million non-cash expense recorded in the first quarter of 2005 as a result of proceedings in a civil action brought by a joint venture between our subsidiary Poole & Kent Corporation and an unrelated company against the Upper Occoquan Sewage Authority. Negatively impacting the 2006 six month results when compared to the prior year period was the absence of a $5.6 million favorable insurance settlement recorded in the first quarter of 2005 (which primarily affected the United States electrical construction and facilities services segment).

Selling, general and administrative expenses

The following table presents our selling, general and administrative expenses, and selling, general and administrative expenses as a percentage of revenues (in thousands, except for percentages):


                                             For the three months ended June 30,       For the six months ended June 30,
                                             -----------------------------------       ---------------------------------
                                                   2006             2005                     2006             2005
                                                   ----             ----                     ----             ----
Selling, general and administrative expenses    $108,194          $96,994                  $210,700         $189,301
Selling, general and administrative expenses,
   as a percentage of revenues                       8.9%             8.3%                      8.9%             8.4%


Our selling, general and administrative expenses for the three months ended June 30, 2006 increased by $11.2 million to $108.2 million compared to $97.0 million for the three months ended June 30, 2005. Selling, general and administrative expenses as a percentage of revenues were 8.9% for the three months ended June 30, 2006 compared to 8.3% for the three months ended June 30, 2005. Our selling, general and administrative expenses for the six months ended June 30, 2006 increased by $21.4 million to $210.7 million when compared to $189.3 million for the six months ended June 30, 2005. Selling, general and administrative expenses as a percentage of revenues were 8.9% for the six months ended June 30, 2006 compared to 8.4% for the six months ended June 30, 2005. For the three and six month periods ended June 30, 2006 compared to the same periods in 2005, selling, general and administrative expenses increased both in amount and as a percentage of revenues primarily as a result of an increase in incentive-based compensation expense. Selling, general and administrative expenses also increased due to compensation expense of $2.3 million and $2.9 million for the three and six months ended June 30, 2006, respectively, as a result of the adoption of Statement 123(R) on January 1, 2006.

Restructuring expenses

Restructuring expenses, primarily relating to employee severance obligations, were $0.3 million and $1.5 million for the three and six months ended June 30, 2005. As of June 30, 2006, there were no unpaid restructuring obligations.

Operating income

The following table presents our operating  income (loss),  and operating income
(loss) as a percentage of segment revenues from unrelated entities (in thousands, except for percentages):

                                                                                 For the three months ended June 30,
                                                                    ----------------------------------------------------------
                                                                                    % of                         % of
                                                                                   Segment                      Segment
                                                                      2006        Revenues          2005       Revenues
                                                                      ----        --------          ----       --------
Operating income (loss):
   United States electrical construction and facilities services    $ 11,063        3.6%           $12,052        4.0%
   United States mechanical construction and facilities services      11,011        2.6%             4,370        1.0%
   United States facilities services                                  10,080        4.3%             7,551        4.0%
                                                                    --------                       -------
   Total United States operations                                     32,154        3.4%            23,973        2.6%
   Canada construction and facilities services                         2,089        2.5%            (1,525)      (1.8)%
   United Kingdom construction and facilities services                 3,694        2.1%             2,365        1.4%
   Other international construction and facilities services              (41)                           13
   Corporate administration                                          (12,562)                       (9,849)
   Restructuring expenses                                                  -                          (301)
                                                                    --------                       -------
   Total worldwide operations                                         25,334        2.1%            14,676        1.3%

Other corporate items:
   Interest expense                                                     (642)                       (2,353)
   Interest income                                                     1,132                           716
   Minority interest                                                    (672)                         (987)
                                                                    --------                       -------
Income from continuing operations before income taxes               $ 25,152                       $12,052
                                                                    ========                       =======

                                                                                For the six months ended June 30,
                                                                    ----------------------------------------------------------
                                                                                    % of                          % of
                                                                                   Segment                      Segment
                                                                      2006        Revenues          2005       Revenues
                                                                      ----        --------          ----       --------
Operating income (loss):
   United States electrical construction and facilities services    $ 19,437        3.1%          $ 28,048        4.9%
   United States mechanical construction and facilities services      18,436        2.3%               896        0.1%
   United States facilities services                                  14,727        3.3%            12,592        3.4%
                                                                    --------                      --------
   Total United States operations                                     52,600        2.8%            41,536        2.4%
   Canada construction and facilities services                         3,081        1.9%            (2,251)      (1.5)%
   United Kingdom construction and facilities services                 5,381        1.6%             1,892        0.6%
   Other international construction and facilities services              732                           (38)
   Corporate administration                                          (24,133)                      (19,267)
   Restructuring expenses                                                  -                        (1,472)
                                                                    --------                      --------
   Total worldwide operations                                         37,661        1.6%            20,400        0.9%

Other corporate items:
   Interest expense                                                   (1,341)                       (4,566)
   Interest income                                                     2,069                         1,289
   Minority interest                                                    (928)                       (1,852)
                                                                    --------                      --------
Income from continuing operations before income taxes               $ 37,461                      $ 15,271
                                                                    ========                      ========


As described below in more detail, our operating income increased by $10.7 million for the three months ended June 30, 2006 to $25.3 million compared to operating income of $14.7 million for the three months ended June 30, 2005. Our operating income increased by $17.3 million for the six months ended June 30, 2006 to $37.7 million compared to operating income of $20.4 million for the six months ended June 30, 2005.

Our United States electrical construction and facilities services operating income of $11.1 million for the three months ended June 30, 2006 decreased $1.0 million compared to operating income of $12.1 million for the three months ended June 30, 2005. Operating income of $19.4 million for the six months ended June 30, 2006 decreased $8.6 million compared to operating income of $28.0 million for the six months ended June 30, 2005. The decrease in operating income for the three and six months ended June 30, 2006 was primarily the result of reduced transportation infrastructure and financial services projects, which produced higher operating margins in the 2005 periods. Absent from the six months ended June 30, 2006 was approximately $4.5 million in income from the settlement of the insurance coverage related dispute recorded during the first quarter of 2005. Selling, general and administrative expenses increased primarily due to increased variable compensation expense, at certain subsidiaries in this segment, pertaining to incentive-based compensation programs in each of the three and six month periods.

Our United States mechanical construction and facilities services operating income of $11.0 million for the three months ended June 30, 2006 increased $6.6 million compared to operating income of $4.4 million for the three months ended June 30, 2005. Operating income of $18.4 million for the six months ended June 30, 2006 increased $17.5 million compared to operating income of $0.9 million for the six months ended June 30, 2005. This segment benefited from increased operating income from high-tech and specialty-type processing work. These improvements were also partially attributable to planned curtailment of bidding by certain subsidiaries on certain public sector contracts which had recorded operating losses in the 2005 periods. The increase in selling, general and administrative expenses was primarily related to increased incentive-based compensation expense, at certain subsidiaries in this segment, in each of the three and six month periods. The operating income for the six months ended June 30, 2005 reflects an approximately $8.7 million reduction in gross profit as a result of the write-off of unrecovered costs with respect to an action against the Upper Occoquan Sewage Authority. In addition, absent was approximately $1.1 million in income related to the settlement of an insurance coverage related dispute recorded in the first quarter of 2005.

Our United States facilities services operating income for the three months ended June 30, 2006 was $10.1 million compared to operating income of $7.6 million for the three months ended June 30, 2005. Operating income for the six months ended June 30, 2006 was $14.7 million compared to operating income of $12.6 million for the six months ended June 30, 2005. Operating income improved for the 2006 periods, compared to the 2005 periods, due to improved gross margins on mobile services work and to operating income contributed by a company acquired in November 2005; however, these increases were offset partially by incentive-based compensation expense and to less operating income from certain site-based operations contracts.

Our Canada construction and facilities services operating income was $2.1 million for the three months ended June 30, 2006 compared to an operating loss of $1.5 million for the three months ended June 30, 2005. Operating income was $3.1 million for the six months ended June 30, 2006 compared to an operating loss of $2.3 million for the six months ended June 30, 2005. The improvements in operating income were attributable to improved hospital, mining and auto manufacturing construction contract performance and a planned reduction in selling, general and administrative expenses.

Our United Kingdom construction and facilities services operating income for the three months ended June 30, 2006 was $3.7 million compared to operating income of $2.4 million for the three months ended June 30, 2005. Operating income for the six months ended June 30, 2006 was $5.4 million compared to operating income of $1.9 million for the six months ended June 30, 2005. These increases in operating income were primarily attributable to increased performance of, and gross profit earned on, rail projects and to increased facilities services work.

Other international construction and facilities services operating loss was $0.04 million for the three months ended June 30, 2006 compared to operating income of $0.01 million for the three months ended June 30, 2005. Operating income was $0.7 million for the six months ended June 30, 2006 compared to operating losses of $0.04 million for the six months ended June 30, 2005.

Corporate administration expenses for the three months ended June 30, 2006 were $12.6 million compared to $9.8 million for the three months ended June 30, 2005. Corporate administration expenses for the six months ended June 30, 2006 was $24.1 million compared to $19.3 million for the six months ended June 30, 2005. The increase in expenses was primarily due to $2.3 million and $2.9 million of expenses related to the adoption of Statement 123(R) for the three and six month periods ended June 30, 2006, respectively, and increases in incentive-based compensation of $0.6 million and $1.9 million for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005.

Restructuring expenses, primarily relating to employee severance obligations, were $0.3 million and $1.5 million for the three and six months ended June 30, 2005.

Interest expense for the three months ended June 30, 2006 and 2005 was $0.6 million and $2.4 million, respectively. Interest expense for the six months ended June 30, 2006 and 2005 was $1.3 million and $4.6 million, respectively. The decrease in interest expense was primarily due to the reduction in borrowing levels during the three and six months ended June 30, 2006 compared to the borrowing levels in the three and six months ended June 30, 2005. Interest income for the three months ended June 30, 2006 was $1.1 million compared to $0.7 million for the three months ended June 30, 2005. Interest income for the six months ended June 30, 2006 was $2.1 million compared to $1.3 million for the six months ended June 30, 2005. The increases in interest income were primarily related to an increase in cash available for investment.

The estimated effective income tax rate was 38% for the three and six months ended June 30, 2006 compared to 37% for the comparable 2005 periods. The reported tax provision includes an adjustment made as it relates to the deductibility of certain compensation arrangements for income tax purposes.

Liquidity and Capital Resources

The following table presents our net cash provided by (used in) operating activities, investing activities and financing activities (in thousands):

                                                     For the six months ended
                                                              June 30,
                                                     ---------------------------
                                                         2006         2005
                                                         ----         ----
Net cash provided by operating activities              $77,430      $28,132
Net cash used in investing activities                  $(8,412)     $(7,641)
Net cash provided by (used in) financing activities    $ 8,097      $(8,966)

Our consolidated cash balance increased by approximately $77.1 to $180.9 million at June 30, 2006 from $103.8 million at December 31, 2005. The increase in net cash provided by operating activities for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was primarily due to an increase in working capital as a result of an increase in net over-billings. Net cash used in investing activities of $8.4 million for the six months ended June 30, 2006 increased $0.8 million compared to $7.6 million for the same period in the prior year primarily due to an increase in the purchase of property, plant and equipment of $3.8 million from the same period in the prior year, of which $2.3 million in purchases of equipment related to the start-up of a site-based contract in our United States facilities services segment, partially offset by $1.2 million of proceeds from the sale of a discontinued operation and an increase in net proceeds from other investing activities. Net cash provided by financing activities of $8.1 million for the six months ended June 30, 2006 increased $17.1 million compared to net cash used in financing activities of $9.0 million for the six months ended June 30, 2005. This increase was primarily attributable to the absence of net borrowings under the working capital credit line for 2006 compared to $10.0 million of net borrowings for 2005, to an increase in the proceeds from the exercise of stock options of $4.3 million, and to the excess tax benefit from share-based compensation of $2.7 million for the six months ended June 30, 2006.


                                                                                             Payments Due by Period
                                                                                ------------------------------------------------
                                                                                 Less
                    Contractual                                                  than           1-3          4-5          After
                    Obligations                                Total            1 year         years        years        5 years
---------------------------------------------                  -----            ------         -----        -----        -------

Other long-term debt                                          $    0.4          $  0.1        $  0.2        $ 0.1        $   -
Capital lease obligations                                          1.7             0.6           0.8          0.3            -
Operating leases                                                 243.2            52.8          92.6         64.7         33.1
Minimum funding requirement for pension plan                       6.4             6.4             -            -            -
Open purchase obligations (1)                                    684.4           571.5         112.2          0.7            -
Other long-term obligations (2)                                  138.3            15.6         122.7            -            -
                                                              --------          ------        ------        -----        -----
Total Contractual Obligations                                 $1,074.4          $647.0        $328.5        $65.8        $33.1
                                                              ========          ======        ======        =====        =====


                                                                                    Amount of Commitment Expiration by Period
                                                                                ------------------------------------------------
                                                                                 Less
                  Other Commercial                             Total             than           1-3          4-5          After
                    Commitments                              Committed          1 year         years        years        5 years
---------------------------------------------                ---------          ------         -----        -----        -------

Revolving credit facility (3)                                   $   -            $   -         $   -          $ -         $   -
Letters of credit                                                61.8                -          61.8            -             -
Guarantees                                                       25.0                -             -            -          25.0
                                                                -----            -----         -----          ---         -----
Total Commercial Obligations                                    $86.8            $   -         $61.8          $ -         $25.0
                                                                =====            =====         =====          ===         =====

(1) Represent open purchase orders for material and subcontracting costs related to the Company's construction and service contracts. These purchase orders are not reflected in our consolidated balance sheet and should not impact future cash flows as amounts will be recovered through customer billings.

(2) Represent primarily insurance related liabilities, classified as other long-term liabilities in our consolidated balance sheets. Cash payments for insurance related liabilities may be payable beyond three years, but it is not practical to estimate.

(3) We classify these borrowings as short-term on its consolidated balance sheet because of our intent and ability to repay the amounts on a short-term basis.

Our revolving credit agreement (the "Revolving Credit Facility") provides for a credit facility of $375.0 million. As of June 30, 2006 and December 31, 2005, we had approximately $61.8 million and $53.3 million of letters of credit outstanding, respectively, under the Revolving Credit Facility. There were no borrowings under the Revolving Credit Facility as of June 30, 2006 and December 31, 2005.

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

The terms of our construction contracts frequently require that we obtain from surety companies ("Surety Companies") and provide to our customers payment and performance bonds ("Surety Bonds") as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of June 30, 2006, Surety Companies had issued Surety Bonds for our account in the aggregate amount of approximately $1.8 billion. The Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond. The largest single Surety Bond outstanding for our account is approximately $170.0 million.

We do not have any other material financial guarantees or off-balance sheet arrangements other than those disclosed herein.

Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain the Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient, or to enable us to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. We may also increase liquidity through an equity offering or other debt instruments. Short-term changes in macroeconomic trends may have an effect, positively or negatively, on liquidity. Our focus on the facilities services market is intended to provide a buffer against economic downturns, as the facilities services market is characterized by annual and multi-year contracts that provide a more predictable stream of cash flow than the construction market. Short-term liquidity is also impacted by the type and length of construction contracts in place. During economic downturns, such as the downturn during 2001 through 2004 in the commercial construction industry, there were typically fewer small and discretionary projects from the private sector and companies like us more aggressively bid more large long-term infrastructure and public sector contracts. Performance of long duration contracts typically requires working capital until initial billing milestones are achieved. While we strive to maintain a net over-billed position with our customers, there can be no assurance that a net over-billed position can be maintained. Our net over-billings, defined as the balance sheet accounts billings in excess of costs and estimated earnings on uncompleted contracts less cost and estimated earnings in excess of billings on uncompleted contracts, were $229.2 million and $144.6 million as of June 30, 2006 and December 31, 2005, respectively.

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

Certain Insurance Matters

As of June 30, 2006 and December 31, 2005, we utilized approximately $57.8 million and $49.4 million, respectively, of letters of credit obtained under our revolving credit facility as collateral for our insurance obligations.

Adoption of New Accounting Pronouncements

During the six months ended June 30, 2006, we adopted Statement No. 123(R) "Share-Based Payment" ("Statement 123(R)") issued by the Financial Accounting Standards Board ("FASB"). Statement 123(R) is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("Opinion 25") and amends FASB Statement No. 95 "Statement of Cash Flows". Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, with the adoption of Statement 123(R) on January 1, 2006, all share-based payments to employees, including grants of stock options, have been recognized in the income statement based on their fair values, accounted for by utilizing the modified prospective basis of accounting.

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

Accounts Receivable

We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the probability of collection of receivables. Relevant assessment factors include the credit worthiness of the customer, our prior collection history with the customer and related aging of the past due balances. The provision for bad debts during the six months ended June 30, 2006 and 2005 were $1.3 million and $0.4 million, respectively. At June 30, 2006 and December 31, 2005, accounts receivable of $1,078.6 million and $1,046.4 million, respectively, included allowances of $28.4 million and $30.0 million, respectively. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to a deterioration of its financial condition. The allowance requirements are based on the best facts available and are re-evaluated as additional information is received.

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

Income Taxes

We have net deferred tax assets primarily resulting from deductible temporary differences of $8.6 million at June 30, 2006, compared to net deferred tax assets of $12.3 million at December 31, 2005, which will reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. As of June 30, 2006 and December 31, 2005, the total valuation allowance on gross deferred tax assets was approximately $16.7 million and $18.7 million, respectively.

Goodwill and Intangible Assets

As of June 30, 2006, we had goodwill and net identifiable intangible assets (primarily the market value of our backlog, customer relationships and trademarks and trade names) of $283.0 million and $15.4 million, respectively, in connection with the acquisition of certain companies. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies. FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142") requires goodwill to be tested for impairment, on at least an annual basis (each October 1), and be written down when impaired, rather than amortized as previous standards required. Furthermore, Statement 142 requires identifiable intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Changes in strategy and/or market conditions may result in adjustments to recorded intangible asset balances. As of June 30, 2006, no indicators of impairment of our goodwill or identifiable intangible assets resulted from our impairment review which was performed in accordance with the provisions of Statement 142 and FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have not used any material derivative financial instruments during the three and six months ended June 30, 2006 and 2005, including trading or speculation on changes in interest rates, or commodity prices of materials used in our business.

We are exposed to market risk for changes in interest rates for borrowings under the Revolving Credit Facility. Borrowings under that facility bear interest at variable rates, and the fair value of borrowings are not affected by changes in market interest rates. As of June 30, 2006, there were no borrowings outstanding under the facility. Had there been borrowings, they would bear interest at (1) a rate which is the prime commercial lending rate announced by Harris Nesbitt from time to time (8.25% at June 30, 2006) plus 0% to 1.0% based on certain financial tests or (2) United States dollar LIBOR (at June 30, 2006 the rate was 5.33%) plus 1.5% to 2.5% based on certain financial tests. Letter of credit fees issued under this facility range from 0.50% to 2.25% of the respective face amounts of the letters of credit issued and are charged based on the type of letter of credit issued and certain financial tests. The Revolving Credit Facility expires in October 2010. There is no guarantee that we will be able to renew the facility at its expiration.

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

ITEM 4. CONTROLS AND PROCEDURES.

Based on an evaluation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Securities Exchange Act of 1934), our Chairman of the Board and our Chief Executive Officer, Frank T. MacInnis, and our Chief Financial Officer, Mark A. Pompa, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective as of the end of the period covered by this report.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. - OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

Except as indicated below, there have been no new material developments during the quarter ended June 30, 2006 regarding legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2005 (the "2005 Form 10-K") or in our Form 10-Q for the quarter ended March 31, 2006.

We reported in our 2005 Form 10-K that as a result of a jury verdict and subsequent ruling by the trial judge in a civil action brought by a joint venture (the "JV") between our subsidiary Poole & Kent Corporation and an unrelated company in the Fairfax, Virginia Circuit Court in which the JV sought damages from the Upper Occoquan Sewage Authority ("UOSA") resulting from material breaches of a construction contract between the JV and UOSA, it was determined that the JV is entitled to be paid approximately $17.0 million by UOSA in addition to the amounts already received from UOSA. Both the JV and UOSA filed petitions for an appeal of the decision with the Supreme Court of Virginia. The Supreme Court has denied the appeals of both parties, as well as subsequent petitions by both parties requesting the Supreme Court of Virginia to reconsider its denial of the appeals. The JV has asserted additional claims against UOSA relating to the same project which are also pending in the Fairfax, Virginia Circuit Court and which could result in another trial between the JV and UOSA to be held at a date not yet determined and in which the JV would seek damages in excess of $18.0 million.


ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in our 2005 Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The annual meeting of stockholders of EMCOR (the "Annual Meeting") was held on June 15, 2006.

(b) The Board of Directors of EMCOR consists of seven individuals each of whom was nominated at the Annual Meeting for re-election as a director of EMCOR for the ensuing year. Each director was re-elected.

(c) Set forth below are the names of each director elected at the Annual Meeting, the number of shares voted for his re-election and the number of votes withheld from his re-election. 421,609 shares abstained from voting for directors. There were no broker non-votes.

Name                                 Votes For                    Votes Withheld
-------------------------------------------------------------------------------

Stephen W. Bershad                   28,286,016                       506,357
David A. B. Brown                    27,505,088                     1,287,285
Larry J. Bump                        28,546,221                       246,152
Albert Fried, Jr.                    28,285,113                       507,260
Richard F. Hamm, Jr.                 28,645,836                       146,737
Frank T. MacInnis                    28,247,939                       544,434
Michael T. Yonker                    28,542,347                       250,026


In addition, at the Annual Meeting, stockholders voted upon a proposal to approve adoption by the Board of Directors of an amendment (the "Amendment"), described in the proxy statement for the Annual Meeting, to the Company's 2005 Management Stock Incentive Plan, 26,564,742 shares voted in favor of approval, 1,746,248 voted against approval, and 481,383 shares abstained from voting thereon. There were no broker non-votes.

At the Annual Meeting, the stockholders also voted upon a proposal to ratify the appointment by the Audit Committee of the Company's Board of Directors of Ernst & Young LLP, independent auditors, as EMCOR's independent auditors for 2006; 28,775,358 shares voted in favor of ratification, 14,738 shares voted against ratification and 2,279 shares abstained from voting thereon. There were no broker non-votes.

ITEM 6.  EXHIBITS.

Exhibit                                                                     Incorporated By Reference to or
   No.         Description                                                           Page Number
-----------    --------------------------------------------------------     -------------------------------------------
2(a)           Disclosure Statement and Third Amended Joint Plan of         Exhibit 2(a) to EMCOR's
               Reorganization (the "Plan of Reorganization") proposed       Registration Statement on Form 10 as
               by EMCOR Group, Inc. (formerly JWP INC.) (the  "Company"     Originally filed March 17, 1995 ("Form 10")
               or "EMCOR") and its subsidiary SellCo Corporation
               ("SellCo"), as approved for dissemination by the
               United States Bankruptcy Court, Southern District of
               New York (the "Bankruptcy Court"), on August 22, 1994.

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

3(a-1)         Restated Certificate of Incorporation of EMCOR filed         Exhibit 3(a-5) to Form 10
               December 15, 1994

3(a-2)         Amendment dated November 28, 1995 to the Restated            Exhibit 3(a-2)to EMCOR's Annual Report on
               Certificate of Incorporation of EMCOR                        Form 10-K for the year ended December
                                                                            31, 1995 ("1995 Form 10-K")

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

3(b)           Amended and Restated By-Laws                                 Exhibit 3(b) to EMCOR's Annual Report on
                                                                            Form 10-K for the year ended December 31,
                                                                            1998 ("1998 Form 10-K")

3(c)           Rights Agreement dated March 3, 1997 between EMCOR and       Exhibit 1 to EMCOR's Report on Form 8-K
               Bank of New York                                             dated March 3, 1997

4(a)           U.S. $375,000,000 Credit Agreement dated October 14,         Exhibit 4 to EMCOR's Report on Form 8-K
               2005 by and among EMCOR Group, Inc. and certain of its       (Date of Report October 17, 2005)
               subsidiaries and Harris N.A. individually and as Agent
               for the Lenders which are or became parties thereto
               (the "Credit Agreement")

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

10(a)          Severance Agreement between EMCOR and Frank T. MacInnis      Exhibit 10.2 to EMCOR's Report on
                                                                            Form 8-K (Date of Report April 25,
                                                                            2005)("April 2005 Form 8-K")


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

10(g-3)        Amendment to Section 13 of the 1994 Option Plan              Exhibit (g-3) to 2001 Form 10-K

10(h-1)        1995 Non-Employee Directors' Non-Qualified Stock             Exhibit 10(p) to 2001 Form 10-K
               Option Plan ("1995 Option Plan")

10(h-2)        Amendment to Section 10 of the 1995 Option Plan              Exhibit (h-2) to 2001 Form 10-K


Exhibit                                                                     Incorporated By Reference to or
   No.         Description                                                           Page Number
-----------    -------------------------------------------------------      -----------------------------------------
10(i-1)        1997 Non-Employee Directors' Non-Qualified Stock             Exhibit 10(k) to EMCOR's Annual Report on
               Option Plan ("1997 Option Plan")                             Form 10-K for the year ended December 31,
                                                                            1999 ("1999 Form 10-K")

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

10(l-2)        Amendment dated as of May 4, 1999 to Cammaker                Exhibit 10(i) to the June 1999 Form 10-Q
               Continuity Agreement

10(m-1)        Continuity Agreement dated as of June 22, 1998 between       Exhibit 10(d) to the June 1998 Form 10-Q
               Leicle E. Chesser and EMCOR ("Chesser Continuity
               Agreement")

10(m-2)        Amendment dated as of May 4, 1999 to Chesser                 Exhibit 10(j) to the June 1999 Form 10-Q
               Continuity Agreement

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

10(o-2)        Amendment dated as of May 4, 1999 to Pompa Continuity        Exhibit 10(n) to the June 1999 Form 10-Q
               Agreement

10(o-3)        Amendment dated as of January 1, 2002 to Pompa               Exhibit 10(p-3) to the March 2002 10-Q
               Continuity Agreement

10(p)          Change of Control Agreement dated as of October 25,          Exhibit E to Guzzi Letter Agreement
               2004 between Anthony Guzzi ("Guzzi") and EMCOR

10(q)          Release and Settlement Agreement dated December 22,          Exhibit 10(q) to 1999 Form 10-K
               1999 between Thomas D. Cunningham and EMCOR

10(r)          Separation Agreement and Mutual release dated April 3,       Exhibit 10.1 to EMCOR's Report on Form
               2006 between Leicle E. Chesser and EMCOR                     8-K (Date of Report April 4, 2006)


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

10(y)           Form of Stock Option Agreement evidencing grant of          Exhibit 10.1 to Form 8-K (Date of
                stock options under the 2003 Management Stock               Report January 5, 2005)
                Incentive Plan

10(z)           Key Executive Incentive Bonus Plan                          Exhibit B to EMCOR's Proxy Statement
                                                                            for its annual meeting held June 16,
                                                                            2005 ("2005 Proxy Statement")

10(a)(a)        2005 Management Stock Incentive Plan                        Exhibit C to EMCOR's 2003 Proxy
                                                                            Statement

10(b)(b)        Amendment to 2005 Management Stock Incentive Plan           Exhibit B to EMCOR's Proxy Statement
                                                                            for its annual meeting held June 15,
                                                                            2006

10(c)(c)        2005 Stock Plan for Directors                               Exhibit C to 2005 Proxy Statement

10(d)(d)        Option Agreement between EMCOR and Frank T. MacInnis        Exhibit 4.4 to 2004 Form S-8
                dated May 5, 1999

10(e)(e)        Form of EMCOR Option Agreement for Messrs. Frank T.         Exhibit 4.5 to 2004 Form S-8
                MacInnis, Jeffrey M. Levy, Sheldon I. Cammaker,
                Leicle E. Chesser, R. Kevin Matz and Mark A. Pompa
                (collectively the "Executive Officers") for options
                granted January 4, 1999, January 3, 2000 and January
                2, 2001

10(f)(f)        Form of EMCOR Option Agreement for Executive Officers       Exhibit 4.6 to 2004 Form S-8
                granted December 14, 2001


Exhibit                                                                     Incorporated By Reference to or
   No.          Description                                                          Page Number
------------    -------------------------------------------------------     --------------------------------------
10(g)(g)        Form of EMCOR Option Agreement for Executive Officers       Exhibit 4.7 to 2004 Form S-8
                granted January 2, 2002, January 2, 2003 and January
                2, 2004

10(h)(h)        Form of EMCOR Option Agreement for Directors granted        Exhibit 4.8 to 2004 Form S-8
                June 19, 2002, October 25, 2002 and February 27, 2003

10(i)(i)       Form of EMCOR Option Agreement for Executive Officers       Exhibit 10(g)(g) to 2005 Form 10-K
                and Guzzi dated January 3, 2005

10(j)(j)        Release and Settlement Agreement dated February 25,         Exhibit 10(a)(a) to EMCOR's Annual
                2004 between Jeffrey M. Levy and EMCOR                      Report on Form 10-K for the year
                                                                            ended December 31, 2004 ("2004 Form
                                                                            10-K")

10(k)(k)        Form of letter agreement between EMCOR and each             Exhibit 10(b)(b) to 2004 Form 10-K
                Executive Officer with respect to acceleration of
                options granted January 2, 2003 and January 2, 2004

11              Computation of Basic EPS and Diluted EPS for the            Note C of the Notes to the Condensed
                three and six months ended June 30, 2006 and 2005           Consolidated Financial Statements

31.1            Certification Pursuant to Section 302 of the                Page ___
                Sarbanes-Oxley Act of 2002 by the Chairman of the
                Board of Directors and Chief Executive Officer *

31.2            Certification Pursuant to Section 302 of the                Page ___
                Sarbanes-Oxley Act of 2002 by the Executive Vice
                President, Chief Financial Officer and Treasurer *

32.1            Certification Pursuant to 18 U.S.C. Section 1350, as        Page ___
                adopted pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002 by the Chairman of the Board of Directors
                and Chief Executive Officer **


32.2            Certification Pursuant to 18 U.S.C. Section 1350, as        Page ___
                adopted pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002 by the Executive Vice President,  Chief
                Financial Officer and Treasurer **

--------------
*    Filed Herewith
**   Furnished Herewith

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: July 27, 2006
                                             EMCOR GROUP, INC.
                              -------------------------------------------------
                                                (Registrant)


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

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:  July 27, 2006
                                                     /s/FRANK T. MACINNIS
                                             ----------------------------------
                                                        Frank T. MacInnis
                                                     Chairman of the Board of
                                                         Directors and
                                                     Chief Executive Officer

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

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:  July 27, 2006
                                                 /s/MARK A. POMPA
                                    --------------------------------------------
                                                    Mark A. Pompa
                                              Executive Vice President,
                                       Chief Financial Officer and Treasurer

                                                                   Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of EMCOR Group, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank
T. MacInnis, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:    July 27, 2006                            /s/FRANK T. MACINNIS
                                            -----------------------------------
                                                     Frank T. MacInnis
                                                  Chief Executive Officer

                                                                   Exhibit 32.2




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of EMCOR Group, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark A. Pompa, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:    July 27, 2006                              /s/MARK A. POMPA
                                              ----------------------------------
                                                       Mark A. Pompa
                                                  Chief Financial Officer