Form 10-Q
period 2006-09-30
EMCOR GROUP INC
filed 2006-10-26
CIK 105634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission file number 1-8267

                                EMCOR Group, Inc.
       -------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                        11-2125338
--------------------------------                --------------------------------
 (State or Other Jurisdiction                   (I.R.S. Employer Identification
of Incorporation or Organization)                             Number)

     301 Merritt Seven
    Norwalk, Connecticut                                   06851-1060
--------------------------------                --------------------------------
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

Large accelerated filer |X|  Accelerated filer  |_|   Non-accelerated filer  |_|

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined by Rule 12b-2 of the Exchange Act). Yes |_|              No |X|

                      Applicable Only To Corporate Issuers
     Number of shares of Common Stock outstanding as of the close of business on October 18, 2006: 31,717,736 shares.

                                EMCOR GROUP, INC.
                                      INDEX


                                                                        Page No.


PART I - Financial Information

Item 1.    Financial Statements.

           Condensed Consolidated Balance Sheets -
           as of September 30, 2006 and December 31, 2005                     1

           Condensed Consolidated Statements of Operations -
           three months ended September 30, 2006 and 2005                     3

           Condensed Consolidated Statements of Operations -
           nine months ended September 30, 2006 and 2005                      4

           Condensed Consolidated Statements of Cash Flows -
           nine months ended September 30, 2006 and 2005                      5

           Condensed Consolidated Statements of Stockholders'
           Equity and Comprehensive Income -
           nine months ended September 30, 2006 and 2005                      6

           Notes to Condensed Consolidated Financial Statements               7


Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                        16

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.       28

Item 4.    Controls and Procedures.                                          28

PART II - Other Information

Item 1.    Legal Proceedings.                                                29

Item 1A.   Risk Factors.                                                     29

Item 6.    Exhibits.                                                         30

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
--------------------------------------------------------------------------------
                                            September 30,           December 31,
                                                2006                   2005
                                            (Unaudited)
--------------------------------------------------------------------------------
                                ASSETS

Current assets:
   Cash and cash equivalents                   $  244,522             $  103,785
   Accounts receivable, net                     1,110,934              1,046,380
   Costs and estimated earnings in excess
      of billings on uncompleted contracts        163,060                185,634
   Inventories                                     14,582                 10,175
   Prepaid expenses and other                      37,673                 43,829
                                               ----------             ----------
   Total current assets                         1,570,771              1,389,803

Investments, notes and other long-term
   receivables                                     27,838                 28,659

Property, plant and equipment, net                 46,437                 46,443

Goodwill                                          285,234                283,412

Identifiable intangible assets, net                16,111                 16,990

Other assets                                       10,202                 13,634
                                               ----------             ----------
   Total assets                                $1,956,593             $1,778,941
                                               ==========             ==========

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
--------------------------------------------------------------------------------
                                                      September 30, December 31,
                                                          2006          2005
                                                       (Unaudited)
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Borrowings under working capital credit line         $        -   $        -
   Current maturities of long-term debt and capital
     lease obligations                                         654          551
   Accounts payable                                        461,676      452,709
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                     411,710      330,235
   Accrued payroll and benefits                            144,503      154,276
   Other accrued expenses and liabilities                  108,455      107,545
                                                        ----------   ----------

   Total current liabilities                             1,126,998    1,045,316

Long-term debt and capital lease obligations                 1,288        1,406

Other long-term obligations                                143,008      116,783
                                                        ----------   ----------

   Total liabilities                                     1,271,294    1,163,505
                                                        ----------   ----------

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares
   authorized, zero issued and outstanding                       -            -
Common stock, $0.01 par value, 80,000,000 shares
   authorized, 33,583,432 and 33,266,154 shares
   issued, respectively                                        336          333
Capital surplus                                            341,603      325,232
Accumulated other comprehensive income (loss)                1,175       (5,370)
Retained earnings                                          359,597      313,170
Treasury stock, at cost, 1,891,696 and 2,162,388 shares,
   respectively                                            (17,412)     (17,929)
                                                        ----------   ----------

   Total stockholders' equity                              685,299      615,436
                                                        ----------   ----------

Total liabilities and stockholders' equity              $1,956,593   $1,778,941
                                                        ==========   ==========

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)
--------------------------------------------------------------------------------
Three months ended September 30,                           2006          2005
--------------------------------------------------------------------------------

Revenues                                                $1,269,634   $1,210,354
Cost of sales                                            1,121,762    1,079,271
                                                        ----------   ----------
Gross profit                                               147,872      131,083
Selling, general and administrative expenses               110,714      101,521
Restructuring expenses                                         604          256
                                                        ----------   ----------
Operating income                                            36,554       29,306
Interest expense                                              (361)      (2,049)
Interest income                                              1,824          691
Minority interest                                           (1,699)      (1,514)
                                                        ----------   ----------
Income from continuing operations before income taxes       36,318       26,434
Income tax provision (benefit)                              13,765       (5,580)
                                                        ----------   ----------
Income from continuing operations                           22,553       32,014
Loss from discontinued operations, net of income taxes           -       (1,150)
                                                        ----------   ----------
Net income                                              $   22,553   $   30,864
                                                        ==========   ==========

Net income (loss) per common share - Basic
   From continuing operations                           $     0.71   $     1.02
   From discontinued operations                                  -        (0.03)
                                                        ----------   ----------
                                                        $     0.71   $     0.99
                                                        ==========   ==========

Net income (loss) per common share - Diluted
   From continuing operations                           $     0.69   $     1.00
   From discontinued operations                                  -        (0.03)
                                                        ----------   ----------
                                                        $     0.69   $     0.97
                                                        ==========   ==========


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)
--------------------------------------------------------------------------------
Nine months ended September 30,                           2006           2005
--------------------------------------------------------------------------------

Revenues                                                $3,641,132   $3,462,941
Cost of sales                                            3,244,902    3,120,685
                                                        ----------   ----------
Gross profit                                               396,230      342,256
Selling, general and administrative expenses               321,411      290,823
Restructuring expenses                                         604        1,727
                                                        ----------   ----------
Operating income                                            74,215       49,706
Interest expense                                            (1,701)      (6,614)
Interest income                                              3,894        1,979
Minority interest                                           (2,628)      (3,366)
                                                        ----------   ----------
Income from continuing operations before income taxes       73,780       41,705
Income tax provision                                        26,733           18
                                                        ----------   ----------
Income from continuing operations                           47,047       41,687
Loss from discontinued operations, net of income taxes        (620)        (977)
                                                        ----------   ----------
Net income                                              $   46,427   $   40,710
                                                        ==========   ==========

Net income (loss) per common share - Basic
   From continuing operations                           $     1.49   $     1.34
   From discontinued operations                              (0.02)       (0.03)
                                                        ----------   ----------
                                                        $     1.47   $     1.31
                                                        ==========   ==========

Net income (loss) per common share - Diluted
   From continuing operations                           $     1.44   $     1.31
   From discontinued operations                              (0.02)       (0.03)
                                                        ----------   ----------
                                                        $     1.42   $     1.28
                                                        ==========   ==========

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)
---------------------------------------------------------------------------------------------------------------------
Nine months ended September 30,                                                            2006                2005
---------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income                                                                           $  46,427           $  40,710
   Depreciation and amortization                                                           12,866              13,377
   Amortization of identifiable intangibles                                                 2,326               2,407
   Minority interest                                                                        2,628               3,366
   Deferred income taxes                                                                    8,635              (4,247)
   Loss on sale of discontinued operations, net of income taxes                               620               1,110
   Excess tax benefits from share-based compensation                                       (2,928)                  -
   Equity income from unconsolidated entities                                              (3,880)             (3,868)
   Other non-cash items                                                                     7,568               4,560
   Distributions from unconsolidated entities                                               6,314                 469
   Changes in operating assets and liabilities                                             68,170              35,391
                                                                                        ---------           ---------
Net cash  provided by operating activities                                                148,746              93,275
                                                                                        ---------           ---------

Cash flows from investing activities:
   Payments for acquisition of a business and earn-out agreements                          (5,436)               (673)
   Proceeds from sale of discontinued operations and sale of assets                         1,262               3,038
   Proceeds from sale of property, plant and equipment                                        313                 905
   Purchase of property, plant and equipment                                              (13,171)             (8,180)
   Investment in and advances to unconsolidated entities and joint ventures                (3,530)             (2,075)
   Net proceeds (disbursements) related to other investments                                1,916                (947)
                                                                                        ---------           ---------
Net cash used in investing activities                                                     (18,646)             (7,932)
                                                                                        ---------           ---------

Cash flows from financing activities:
   Proceeds from working capital credit line                                              149,500             663,800
   Repayments of working capital credit line                                             (149,500)           (743,800)
   Net repayments for long-term debt                                                          (40)                (76)
   Repayments for capital lease obligations                                                  (139)                (81)
   Proceeds from exercise of stock options                                                  7,888               3,704
   Excess tax benefits from share-based compensation                                        2,928                   -
                                                                                        ---------           ---------
Net cash provided by (used in) financing activities                                        10,637             (76,453)
                                                                                        ---------           ---------
Increase in cash and cash equivalents                                                     140,737               8,890
Cash and cash equivalents at beginning of year                                            103,785              59,109
                                                                                        ---------           ---------
Cash and cash equivalents at end of period                                              $ 244,522           $  67,999
                                                                                        =========           =========

Supplemental cash flow information:
   Cash paid for:
     Interest                                                                           $   1,317           $   4,974
     Income taxes                                                                       $  20,336           $   5,219
   Non-cash financing activities:
     Assets acquired under capital lease obligations                                    $     163           $     178
     Note receivable from sale of subsidiary                                            $     246           $   1,375

See Notes to Condensed Consolidated Financial Statements.


EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(In thousands)(Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                          Accumulated
                                                                             other
                                                  Common     Capital     comprehensive      Retained     Treasury     Comprehensive
                                       Total       stock     surplus    income(loss)(1)     earnings      stock          income
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2005              $562,361       $326    $317,959      $ 7,699          $253,128     $(16,751)
 Net income                             40,710          -           -            -            40,710            -        $40,710
 Foreign currency translation
   adjustments                            (530)         -           -         (530)                -            -           (530)
                                                                                                                         -------
 Comprehensive income                                                                                                    $40,180
                                                                                                                         =======
 Issuance of treasury stock
   for restricted stock units (3)            -          -        (540)           -                 -          540
 Treasury stock, at cost (4)              (871)         -           -            -                 -         (871)
 Common stock issued under
   stock option plans, net (5)           3,704          6       4,589            -                 -         (891)
 Value of restricted stock units (2)     1,358          -       1,358            -                 -            -
                                      --------       ----    --------      -------          --------     --------
Balance, September 30, 2005           $606,732       $332    $323,366      $ 7,169          $293,838     $(17,973)
                                      ========       ====    ========      =======          ========     ========

Balance, January 1, 2006              $615,436       $333    $325,232      $(5,370)         $313,170     $(17,929)
 Net income                             46,427          -           -            -            46,427            -        $46,427
 Foreign currency translation
   adjustments                           6,545          -           -        6,545                 -            -          6,545
                                                                                                                         -------
 Comprehensive income                                                                                                    $52,972
                                                                                                                         =======
 Issuance of treasury stock
   for restricted stock units (3)            -          -        (551)           -                 -          551
 Treasury stock, at cost (4)            (1,587)         -           -            -                 -       (1,587)
 Common stock issued under
   stock option plans, net (5)          12,041          3      10,485            -                 -        1,553
 Value of issued restricted stock units  1,489          -       1,489            -                 -            -
 Share-based compensation expense        4,948          -       4,948            -                 -            -
                                      --------       ----    --------      -------          --------     --------
Balance, September 30, 2006           $685,299       $336    $341,603      $ 1,175          $359,597     $(17,412)
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

See Notes to Condensed Cosolidated Finanacial Statements.

EMCOR Group, Inc.  and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE A Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. References to the "Company," "EMCOR," "we," "us," "our" and words of similar import refers to EMCOR Group, Inc. and its consolidated subsidiaries unless the context indicates otherwise. Readers of this report should refer to the consolidated financial statements and the accompanying notes included in our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly our financial position and the results of our operations. The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

On February 10, 2006, we effected a 2-for-1 stock split in the form of a stock distribution of one common share for each common share owned on the record date of January 30, 2006. The capital stock accounts, all share data and earnings per share data give effect to the stock split, applied retrospectively, to all periods presented.

The results of operations for all periods presented reflect discontinued operations accounting due to the sale of a subsidiary in each of January 2006 and September 2005.

Certain reclassifications of prior year amounts have been made to conform to current year presentation.

NOTE B Discontinued Operations

On January 31, 2006, we sold a subsidiary that had been part of our United States mechanical construction and facilities services segment. On September 30, 2005, we sold a subsidiary that had been part of our United States facilities services segment. Results of these operations for all periods presented in our consolidated financial statements reflect discontinued operations accounting. Included in the results of discontinued operations for the nine months ended September 30, 2006 was a loss of $0.6 million (net of income taxes) by reason of the January 2006 sale of the subsidiary that had been part of our United States mechanical construction and facilities services segment. Included in the results of discontinued operations for the three and nine months ended September 30, 2005 is a loss of $1.0 million (net of income taxes) by reason of the September 2005 sale of a subsidiary that had been part of our United States facilities services segment. An aggregate of $4.0 million in cash and notes in the aggregate principal amount of $1.6 million were received as consideration for both of these sales. As of September 30, 2006, the notes had been paid in full. The components of the results of operations for the discontinued operations are not presented as they are not material to the consolidated results of operations.

NOTE C Earnings Per Share

Calculation of Basic and Diluted Earnings Per Share

The following tables summarize our calculation of Basic and Diluted Earnings Per Share ("EPS") for the three and nine month periods ended September 30, 2006 and 2005:

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note C Earnings Per Share - (continued)

                                                                                                 Three Months Ended
                                                                                                     September 30,
                                                                                          -------------------------------
                                                                                              2006                2005
                                                                                              ----                ----
Numerator:
Income before discontinued operations                                                     $22,553,000         $32,014,000
Loss from discontinued operations                                                                   -          (1,150,000)
                                                                                          -----------         -----------
Net income available to common stockholders                                               $22,553,000         $30,864,000
                                                                                          ===========         ===========
Denominator:
Weighted average shares outstanding used to compute basic earnings per share               31,701,882          31,325,170
Effect of diluted securities                                                                1,189,627             652,024
                                                                                          -----------         -----------
Shares used to compute diluted earnings per share                                          32,891,509          31,977,194
                                                                                          ===========         ===========
Basic earnings (loss) per share:
   Continuing operations                                                                  $      0.71         $      1.02
   Discontinued operations                                                                          -               (0.03)
                                                                                          -----------         -----------
   Total                                                                                  $      0.71         $      0.99
                                                                                          ===========         ===========
Diluted earnings (loss) per share:
   Continuing operations                                                                  $      0.69         $      1.00
   Discontinued operations                                                                          -               (0.03)
                                                                                          -----------         -----------
   Total                                                                                  $      0.69         $      0.97
                                                                                          ===========         ===========

                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                          -------------------------------
                                                                                              2006                2005
                                                                                              ----                ----
Numerator:
Income before discontinued operations                                                     $47,047,000         $41,687,000
Loss from discontinued operations                                                            (620,000)           (977,000)
                                                                                          -----------         -----------
Net income available to common stockholders                                               $46,427,000         $40,710,000
                                                                                          ===========         ===========
Denominator:
Weighted average shares outstanding used to compute basic earnings per share               31,529,641          31,107,896
Effect of diluted securities                                                                1,096,403             613,336
                                                                                          -----------         -----------
Shares used to compute diluted earnings per share                                          32,626,044          31,721,232
                                                                                          ===========         ===========
Basic earnings (loss) per share:
   Continuing operations                                                                  $      1.49         $      1.34
   Discontinued operations                                                                      (0.02)              (0.03)
                                                                                          -----------         -----------
   Total                                                                                  $      1.47         $      1.31
                                                                                          ===========         ===========
Diluted earnings (loss) per share:
   Continuing operations                                                                  $      1.44         $      1.31
   Discontinued operations                                                                      (0.02)              (0.03)
                                                                                          -----------         -----------
   Total                                                                                  $      1.42         $      1.28
                                                                                          ===========         ===========

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE C Earnings Per Share - (continued)

There were no anti-dilutive stock options that were required to be excluded from the calculation of diluted EPS for the three and nine month periods ended September 30, 2006, respectively. There were 365,940 and 498,806 anti-dilutive stock options that were required to be excluded from the calculation of diluted EPS for the three and nine month periods ended September 30, 2005, respectively.

NOTE D Valuation of Stock Option Grants

We have various types of stock compensation plans and programs which are administered by the Compensation and Personnel Committee of our Board of Directors. Note I - Stock Options and Stock Plans of the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 should be referred to for additional information regarding the stock-based compensation plans and programs.

On January 1, 2006, we adopted Statement No. 123(R) "Share-Based Payment" ("Statement 123(R)") issued by the Financial Accounting Standards Board ("FASB"). With the adoption of Statement 123(R), all share-based payments to our employees and non-employee directors, including grants of stock options, have been recognized in the income statement based on their fair values utilizing the modified prospective method of accounting. The impact of the adoption of Statement 123(R) resulted in $0.6 million and $3.6 million of compensation expense in the three and nine months ended September 30, 2006, respectively. As a result, net income was adversely impacted in these periods by $0.4 million and $2.1 million and diluted earnings per share ("Diluted EPS") was adversely impacted by $0.01 and $0.06, respectively. Approximately $1.5 million of compensation expense, net of income taxes, will be recognized over the approximately 18 month remaining vesting period for stock options outstanding at September 30, 2006. Prior to January 1, 2006, we applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25") and related interpretations in accounting for stock options. Accordingly, no compensation expense has been recognized in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended
September 30, 2005 in respect of stock options granted during that period inasmuch as we granted stock options at fair market value. Had compensation expense for the options for the three and nine month periods ended September 30, 2005 been determined consistent with FASB Statement No. 123, "Accounting for Stock-Based Compensation" and FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," our net income, basic earnings per share ("Basic EPS") and Diluted EPS would have been reduced from the "as reported amounts" below to the "pro forma amounts" below (in thousands, except per share amounts):

                                                   For the three    For the nine
                                                    months ended    months ended
                                                     Sept. 30,        Sept. 30,
                                                       2005             2005
                                                   -------------    ------------
Income from continuing operations:
   As reported                                        $32,014          $41,687
   Less:  Total stock-based compensation expense
     determined under fair value based method,
     net of related tax effects                           433            1,662
                                                      -------          -------
   Pro Forma                                          $31,581          $40,025
                                                      =======          =======

Basic EPS:
   As reported                                        $  1.02          $  1.34
   Pro Forma                                          $  1.01          $  1.29
Diluted EPS:
   As reported                                        $  1.00          $  1.31
   Pro Forma                                          $  0.99          $  1.26

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE D Valuation of Stock Option Grants - (continued)

The fair value on the date of grant was calculated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the periods indicated (there were no stock options granted during the three months ended September 30, 2006 and 2005):


                                        For the nine months ended Sept. 30,
                                        -----------------------------------
                                              2006              2005
                                              ----              ----
Dividend yield                                   0%                0%
Expected volatility                           35.0%             36.7%
Risk-free interest rate                        5.0%              3.9%
Expected life of options in years              6.36              6.33
Weighted average grant
   date fair value                           $20.33            $ 8.17


Fofeitures  of  stock  options  have  been   historically   immaterial  to  the
calculation and are estimated to be zero in both periods presented.

As of December 31, 2005, there were 3,648,728 stock options outstanding. For the three months ended September 30, 2006, no stock options were granted, 146,534 stock options were exercised (average exercise price of $16.70 per share), and no stock options expired or were forfeited. For the nine months ended September 30, 2006, 79,062 stock options were granted (average exercise price of $41.37 per share), 525,872 stock options were exercised (average exercise price of $15.27 per share), and no stock options expired or were forfeited. At September 30, 2006, 3,201,918 options were outstanding at an average exercise price of $20.23 per share with a remaining contractual life of 5.6 years, and 2,628,027 options were exercisable at an average exercise price of $19.75 per share which options had a remaining contractual life of 5.1 years. As a result of stock option exercises, $7.9 million of proceeds were received during the nine months ended September 30, 2006. The income tax benefit derived as a result of such exercises and share-based compensation was $4.5 million, of which $2.9 million represented excess tax benefits. This compares to $3.7 million of proceeds from stock option exercises for the nine months ended September 30, 2005, on which the income tax benefit from stock option exercises was $2.9 million.

Additionally, zero and 136,997 restricted share units were awarded during the three and nine months ended September 30, 2006 pursuant to non-employee director and key-person long term incentive plans and a separation agreement, for which $0.5 million and $1.5 million of compensation expense was recognized during the three and nine months ended September 30, 2006, respectively. We also have outstanding phantom equity units for which $1.2 million and $2.4 million of expense was recognized for the three and nine months ended September 30, 2006, respectively, due to changes in the market price of our common stock from the award date.

Common Stock

As of September 30, 2006 and December 31, 2005, 31,691,736 and 31,103,766 shares of our common stock were outstanding, respectively.

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

                                                                      For the three months ended Sept. 30,
                                                                      ------------------------------------
                                                                          2006                   2005
                                                                          ----                   ----
Revenues from unrelated entities:
   United States electrical construction and facilities services      $  312,864             $  306,413
   United States mechanical construction and facilities services         471,597                428,648
   United States facilities services                                     244,489                199,602
                                                                      ----------             ----------
   Total United States operations                                      1,028,950                934,663
   Canada construction and facilities services                            66,724                110,418
   United Kingdom construction and facilities services                   173,960                165,273
   Other international construction and facilities services                    -                      -
                                                                      ----------             ----------
   Total worldwide operations                                         $1,269,634             $1,210,354
                                                                      ==========             ==========


                                                                      For the three months ended Sept. 30,
                                                                      ------------------------------------
                                                                          2006                   2005
                                                                          ----                   ----
Total revenues:
   United States electrical construction and facilities services      $  314,190             $  309,242
   United States mechanical construction and facilities services         474,836                430,362
   United States facilities services                                     246,422                199,656
   Less intersegment revenues                                             (6,498)                (4,597)
                                                                      ----------             ----------
   Total United States operations                                      1,028,950                934,663
   Canada construction and facilities services                            66,724                110,418
   United Kingdom construction and facilities services                   173,960                165,273
   Other international construction and facilities services                    -                      -
                                                                      ----------             ----------
   Total worldwide operations                                         $1,269,634             $1,210,354
                                                                      ==========             ==========

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE E Segment Information - (continued)

                                                                      For the nine months ended Sept. 30,
                                                                      -----------------------------------
                                                                          2006                   2005
                                                                          ----                   ----
Revenues from unrelated entities:
   United States electrical construction and facilities services      $  930,582             $  882,422
   United States mechanical construction and facilities services       1,270,670              1,245,781
   United States facilities services                                     695,199                570,805
                                                                      ----------             ----------
   Total United States operations                                      2,896,451              2,699,008
   Canada construction and facilities services                           230,962                260,893
   United Kingdom construction and facilities services                   513,719                503,040
   Other international construction and facilities services                    -                      -
                                                                      ----------             ----------
   Total worldwide operations                                         $3,641,132             $3,462,941
                                                                      ==========             ==========

                                                                      For the nine months ended Sept. 30,
                                                                      -----------------------------------
                                                                          2006                   2005
                                                                          ----                   ----
Total revenues:
   United States electrical construction and facilities services      $  934,581             $  892,758
   United States mechanical construction and facilities services       1,280,928              1,251,029
   United States facilities services                                     699,292                572,211
   Less intersegment revenues                                            (18,350)               (16,990)
                                                                      ----------             ----------
   Total United States operations                                      2,896,451              2,699,008
   Canada construction and facilities services                           230,962                260,893
   United Kingdom construction and facilities services                   513,719                503,040
   Other international construction and facilities services                    -                      -
                                                                      ----------             ----------
   Total worldwide operations                                         $3,641,132             $3,462,941
                                                                      ==========             ==========

                                                                      For the three months ended Sept. 30,
                                                                      ------------------------------------
                                                                          2006                   2005
                                                                          ----                   ----
Operating income (loss):
   United States electrical construction and facilities services        $ 11,577               $ 21,335
   United States mechanical construction and facilities services          21,819                 11,222
   United States facilities services                                      14,548                  8,146
                                                                        --------               --------
   Total United States operations                                         47,944                 40,703
   Canada construction and facilities services                               176                 (3,020)
   United Kingdom construction and facilities services                     1,344                  2,725
   Other international construction and facilities services                 (297)                    24
   Corporate administration                                              (12,009)               (10,870)
   Restructuring expenses                                                   (604)                  (256)
                                                                        --------               --------
   Total worldwide operations                                             36,554                 29,306

Other corporate items:
   Interest expense                                                         (361)                (2,049)
   Interest income                                                         1,824                    691
   Minority interest                                                      (1,699)                (1,514)
                                                                        --------               --------
   Income from continuing operations before income taxes                $ 36,318               $ 26,434
                                                                        ========               ========

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE E Segment Information - (continued)

                                                                      For the nine months ended Sept. 30,
                                                                      -----------------------------------
                                                                          2006                   2005
                                                                          ----                   ----
Operating income (loss):
   United States electrical construction and facilities services        $ 31,016               $ 49,383
   United States mechanical construction and facilities services          40,253                 12,117
   United States facilities services                                      29,275                 20,739
                                                                        --------               --------
   Total United States operations                                        100,544                 82,239
   Canada construction and facilities services                             3,256                 (5,272)
   United Kingdom construction and facilities services                     6,907                  4,617
   Other international construction and facilities services                  254                    (14)
   Corporate administration                                              (36,142)               (30,137)
   Restructuring expenses                                                   (604)                (1,727)
                                                                        --------               --------
   Total worldwide operations                                             74,215                 49,706

Other corporate items:
   Interest expense                                                       (1,701)                (6,614)
   Interest income                                                         3,894                  1,979
   Minority interest                                                      (2,628)                (3,366)
                                                                        --------               --------
   Income from continuing operations before income taxes                $ 73,780               $ 41,705
                                                                        ========               ========

                                                                       Sept. 30,             December 31,
                                                                         2006                   2005
                                                                      ----------             ------------
Total assets:
   United States electrical construction and facilities services      $  356,851             $  357,368
   United States mechanical construction and facilities services         686,727                673,315
   United States facilities services                                     362,313                331,495
                                                                      ----------             ----------
   Total United States operations                                      1,405,891              1,362,178
   Canada construction and facilities services                            83,315                137,241
   United Kingdom construction and facilities services                   268,138                154,633
   Other international construction and facilities services                  702                  3,008
   Corporate administration                                              198,547                121,881
                                                                      ----------             ----------
   Total worldwide operations                                         $1,956,593             $1,778,941
                                                                      ==========             ==========

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE F Retirement Plans

Components of Net Periodic Pension Benefit Cost

The components of net periodic pension benefit cost for the three and nine months ended September 30, 2006 and 2005 were as follows (in thousands):


                                                     For the three months ended Sept. 30,        For the nine months ended Sept. 30,
                                                     ------------------------------------        -----------------------------------
                                                         2006                   2005                2006                    2005
                                                         ----                   ----                ----                    ----
Service cost                                           $ 1,089                $   875             $ 3,169                 $ 2,880
Interest cost                                            2,667                  2,386               7,758                   7,365
Expected return on plan assets                          (2,843)                (2,432)             (8,270)                 (7,508)
Net amortization of prior service cost
   and actuarial loss                                       19                     21                  55                      66
Amortization of unrecognized loss                          426                    332               1,238                   1,025
                                                       -------                -------             -------                 -------
Net periodic pension benefit cost                      $ 1,358                $ 1,182             $ 3,950                 $ 3,828
                                                       =======                =======             =======                 =======

Employer Contributions

For the nine months ended September 30, 2006, EMCOR's United Kingdom subsidiary contributed $4.8 million to its defined benefit pension plan and anticipates contributing an additional $1.7 million to the plan during the remainder of 2006.

NOTE G Income Taxes

For the three months ended September 30, 2006, the income tax provision was $13.8 million compared to a $5.6 million income tax benefit for the three months ended September 30, 2005. For the nine months ended September 30, 2006 and 2005, the income tax provision was $26.7 million and $0.02 million, respectively. The estimated effective income tax rate was 38% for the three and nine months ended September 30, 2006 before an adjustment which relates to the deductibility of certain compensation arrangements for income tax purposes for the nine month period. The effective income tax rate was 45% and 42% for the three and nine months ended September 30, 2005, respectively. The income tax (benefit) provision for the three and nine months ended September 30, 2005 includes a net favorable income tax adjustment of $17.5 million attributable to $22.7 million of income tax reserves no longer required, offset by a $5.2 million valuation allowance recorded to reduce net deferred tax assets.

NOTE H Legal Proceedings

See Part II - Other Information, Item 1. - Legal Proceedings.

NOTE I New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", an interpretation of FASB Statement No. 109, "Accounting for Income Taxes" ("FIN 48"), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007, as required. We have not determined the effect, if any, the adoption of FIN 48 will have on our financial position and results of operations.

In September 2006, the FASB issued Statement No. 157 "Fair Value Measurements" ("Statement 157"). Statement 157 provides guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. Statement 157 is effective for financial statements commencing with our 2008 first quarter. Early adoption is permitted. We have not determined the effect, if any, the adoption of Statement 157 will have on our financial position and results of operations.

In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R)" ("Statement 158"). Statement 158 requires that a company recognize the overfunded or underfunded status of its defined benefit post retirement plans (other than multiemployer plans) as an asset or liability in its statement of financial position and that it recognize changes in the funded status in the year in which the changes occur through other comprehensive income. Statement 158 also requires the measurement of defined benefit plan assets and obligations as of the fiscal year end, in addition to footnote disclosures. As our common stock is a publicly traded equity security, we are required to recognize the funded status of defined benefit pension plans (we do not have other post retirement benefit plans) and to provide the required footnote disclosures, as of the end of this fiscal year ending December 31, 2006. We have not determined the effect the adoption of Statement 158 will have on our financial position.

Note J  Subsequent Event

On October 5, 2006, we acquired all the capital stock of S. A. Comunale Co., Inc. ("Comunale") for a purchase price of approximately $36.0 million in cash. Comunale is an Ohio based fire protection and mechanical services company which offers design, installation and maintenance services for fire detection, protection and suppression systems as well as mechanical construction services for HVAC, plumbing, process piping and design build applications.

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

Overview

Our revenues for the third quarter of 2006 were $1.27 billion compared to $1.21 billion for the third quarter of 2005. Our net income was $22.6 million for the third quarter of 2006 compared to $30.9 million for the third quarter of 2005. Diluted earnings per share were $0.69 per share for the third quarter compared to $0.97 per share for the third quarter of 2005. Included in the net income and diluted earnings per share for the third quarter of 2005 were net favorable income tax adjustments of $17.5 million or $0.55 per diluted share.

Our revenues for the nine months ended September 30, 2006 were $3.64 billion compared to $3.46 billion for the nine months ended September 30, 2005. Our net income was $46.4 million for the nine months ended September 30, 2006 compared to $40.7 million for the nine months ended September 30, 2005. Diluted earnings per share were $1.42 per share for the nine months ended September 30, 2006 compared to $1.28 per share for the nine months ended September 30, 2005. Included in the net income and diluted earnings per share for the nine months ended September 30, 2005 were net favorable income tax adjustments of $17.5 million or $0.55 per diluted share.

Our revenues increased in the three and nine months ended September 30, 2006 compared to the same periods in 2005 principally due to increased availability of higher margin project work.

Our net income and diluted earnings per share for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 were positively impacted by (a) generally improved performance and increased gross profit on United States mechanical construction and Canada construction contracts and (b) increased availability of generally higher gross margin work in the United States. Additionally, our 2006 nine month results were positively impacted by the absence of an $11.7 million non-cash expense recorded in 2005 as a result of proceedings in a civil action brought by a joint venture between our subsidiary Poole & Kent Corporation and an unrelated company against the Upper Occoquan Sewage Authority. Also contributing to the improvement in net income were $2.8 million and $6.8 million of increases in net interest income for the three and nine months ended September 30, 2006, respectively, compared to the comparable periods in 2005, primarily due to an increase in cash available for investment and a reduction in borrowings under our working capital credit line. Negatively impacting our 2006 nine month results, when compared to the prior year's nine month results, were the absences of a $5.6 million favorable insurance settlement recorded in the first quarter of 2005 (which primarily affected the United States electrical construction and facilities services segment) and favorable income tax adjustments of $17.5 million in the third quarter of 2005. Selling, general and administrative expenses were higher in the three and nine months ended September 30, 2006, compared to the same periods of 2005, primarily due to an increase in incentive-based compensation expense as a result of improved operating results in addition to $0.6 million and $3.6 million of expense related to the impact of the adoption of Statement No. 123 (R) "Share-Based Payment" ("Statement 123 (R)") issued by the Financial Accounting Standards Board ("FASB") for the three and nine months ended September 30, 2006, respectively. Selling, general and administrative expenses also increased by $2.4 million and $4.5 million for the three and nine months ended September 30, 2006 compared to the prior year comparable periods due to other compensation expense primarily related to deferred compensation plans for which the liabilities fluctuate with changes in the market price of our common stock.

In January 2006 and September 2005, we sold a subsidiary that had been part of our United States mechanical construction and facilities services segment and a subsidiary that had been part of our United States facilities services segment, respectively. Consequently, results of operations for all periods presented reflect discontinued operations accounting. Our results of operations for the nine months ended September 30, 2006 reflect a loss of $0.6 million (net of income taxes) by reason of the January 2006 sale of the subsidiary that had been part of our United States mechanical construction and facilities services segment. Our results of operations for the nine months ended September 30, 2005 reflect a loss of $1.0 million (net of income taxes) by reason of the September 2005 sale of the subsidiary that had been part of our United States facilities services segment.

We have stock-based compensation plans and programs. With the adoption of Statement 123 (R), all share-based payments to our employees and non-employee directors, including grants of stock options, have been recognized in the income statement based on their fair values utilizing the modified prospective method of accounting. The impact of the adoption of Statement 123(R) resulted in $0.6 million and $3.6 million of compensation expense in the three and nine months ended September 30, 2006, respectively. As a result, net income was adversely impacted in these periods by $0.4 million and $2.1 million, respectively, and diluted earnings per share was adversely impacted by $0.01 and $0.06, respectively. Approximately $1.5 million of compensation expense, net of income taxes, will be recognized over the approximately 18 month remaining vesting period for stock options outstanding at September 30, 2006. Prior to January 1, 2006, we applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25") and related interpretations in accounting for stock options. Accordingly, no compensation expense has been recognized in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2005 in respect of stock options granted during those periods inasmuch as we granted stock options at fair market value.

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

Revenues

The following table presents our operating segment revenues from unrelated entities and their respective percentage of total revenues (in thousands, except for percentages):


                                                                                     For the three months ended Sept. 30,
                                                                          -----------------------------------------------------
                                                                                          % of                            % of
                                                                              2006        Total               2005        Total
                                                                          ---------------------           ---------------------
Revenues:
   United States electrical construction and facilities services          $  312,864       25%            $  306,413       25%
   United States mechanical construction and facilities services             471,597       37%               428,648       35%
   United States facilities services                                         244,489       19%               199,602       16%
                                                                          ----------                      ----------
   Total United States operations                                          1,028,950       81%               934,663       77%
   Canada construction and facilities services                                66,724        5%               110,418        9%
   United Kingdom construction and facilities services                       173,960       14%               165,273       14%
   Other international construction and facilities services                        -                               -
                                                                          ----------                      ----------
   Total worldwide operations                                             $1,269,634                      $1,210,354
                                                                          ==========                      ==========


                                                                                     For the nine months ended Sept. 30,
                                                                          -----------------------------------------------------
                                                                                          % of                            % of
                                                                              2006        Total               2005        Total
                                                                          ---------------------           ---------------------
Revenues:
   United States electrical construction and facilities services          $  930,582       26%            $  882,422       25%
   United States mechanical construction and facilities services           1,270,670       35%             1,245,781       36%
   United States facilities services                                         695,199       19%               570,805       16%
                                                                          ----------                      ----------
   Total United States operations                                          2,896,451       80%             2,699,008       78%
   Canada construction and facilities services                               230,962        6%               260,893        8%
   United Kingdom construction and facilities services                       513,719       14%               503,040       15%
   Other international construction and facilities services                        -                               -
                                                                          ----------                      ----------
   Total worldwide operations                                             $3,641,132                      $3,462,941
                                                                          ==========                      ==========


Our revenues for the third quarter of 2006 were $1.27 billion compared to $1.21 billion for the third quarter of 2005. Our net income was $22.6 million for the third quarter of 2006 compared to $30.9 million for the third quarter of 2005. Diluted earnings per share were $0.69 per share for the third quarter compared to $0.97 per share for the third quarter of 2005. Included in the net income and diluted earnings per share for the third quarter of 2005 were net favorable income tax adjustments of $17.5 million or $0.55 per diluted share.

Our revenues for the nine months ended September 30, 2006 were $3.64 billion compared to $3.46 billion for the nine months ended September 30, 2005. Our net income was $46.4 million for the nine months ended September 30, 2006 compared to $40.7 million for the nine months ended September 30, 2005. Diluted earnings per share were $1.42 per share for the nine months ended September 30, 2006 compared to $1.28 per share for the nine months ended September 30, 2005. Included in the net income and diluted earnings per share for the nine months ended September 30, 2005 were net favorable income tax adjustments of $17.5 million or $0.55 per diluted share.

Our contract backlog at September 30, 2006 was $3.40 billion compared to $2.75 billion at September 30, 2005. Our contract backlog was $2.76 billion at December 31, 2005. These increases in backlog, which were primarily attributable to United States operations, were due to increased availability of commercial construction, government and hospitality projects. Backlog is not a term recognized under accounting principles generally accepted in the United States; however, it is a common measurement used in our industry. Our backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of facilities services contracts. However, if the remaining term of any of our facilities services contracts exceeds 12 months, the unrecognized revenues attributable to any such contracts included in backlog are limited to only 12 months of such contracts' revenues.

Revenues of our United States electrical construction and facilities services segment for the three and nine months ended September 30, 2006 increased $6.5 million and $48.2 million compared to the three and nine months ended September 30, 2005, respectively. The revenues increases were due to the increased availability of commercial and government project work.

Revenues of our United States mechanical construction and facilities services segment for the three and nine months ended September 30, 2006 increased $42.9 million and $24.9 million compared to the three and nine months ended September 30, 2005, respectively. The revenues increases were primarily attributable to increased commercial and hospitality work.

Our United States facilities services revenues, which include those operations that principally provide maintenance and consulting services, increased $44.9 million and $124.4 million for the three and nine months ended September 30,
2006 compared to the three and nine months ended September 30, 2005, respectively. These increases in revenues were primarily attributable to site-based government related work and to mobile services offered by this segment, including revenues from a mobile services company acquired in November 2005.

Revenues of our Canada construction and facilities services decreased by $43.7 million and $29.9 million for the three and nine months ended September 30, 2006 compared to the same periods in 2005, respectively. The revenues decreases primarily reflected a decrease in oil and gas work, partially offset by increases of $4.5 million and $17.1 million for the three and nine month periods, respectively, relating to the change in the rate of exchange for Canadian dollars to United States dollars due to the strengthening of the Canadian dollar.

Our United Kingdom construction and facilities services revenues increased $8.7 million and $10.7 million for the three and nine months ended September 30, 2006 compared to the same periods in 2005, respectively, primarily due to increased work on rail projects in both periods, and commercial construction in the nine month period. The increases were impacted by an increase of $8.5 million for the three month period due to a strengthening of the British pound rate of exchange to the United States dollar and a decrease of $5.0 million for the nine month period, as a result of the weakening of the British pound.

Cost of sales and Gross profit

The following table presents our cost of sales, gross profit, and gross profit as a percentage of revenues (in thousands, except for percentages):


                                                   For the three months ended Sept. 30,     For the nine months ended Sept. 30,
                                                   ------------------------------------     -----------------------------------
                                                       2006                   2005                2006                  2005
                                                       ----                   ----                ----                  ----
Cost of sales                                         $ 1,121,762          $ 1,079,271        $ 3,244,902           $ 3,120,685
Gross profit                                              147,872              131,083            396,230               342,256
Gross profit, as a percentage of revenues                    11.6%                10.8%              10.9%                  9.9%


Our gross profit (revenues less cost of sales) increased $16.8 million and $54.0 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. Gross profit as a percentage of revenues was 11.6% and 10.9% for the three and nine months ended September 30, 2006, respectively, compared to 10.8% and 9.9% for the three and nine months ended September 30, 2005, respectively. The increase in gross profit for the three and nine months ended September 30, 2006 compared to the same periods in 2005 was primarily attributable to (a) generally improved performance on United States mechanical construction and Canadian construction contracts and (b) increased availability of generally higher margin work in the United States. Additionally, results for the nine months ended September 30, 2006 were positively impacted by the absence of an $11.7 million non-cash expense recorded in 2005 as a result of proceedings in a civil action brought by a joint venture between our subsidiary Poole & Kent Corporation and an unrelated company against the Upper Occoquan Sewage Authority. Negatively impacting the 2006 nine month results when compared to the same period in the prior year was the absence of a $5.6 million favorable insurance settlement recorded in the first quarter of 2005 (which primarily affected the United States electrical construction and facilities services segment).

Selling, general and administrative expenses

The following table presents our selling, general and administrative expenses, and selling, general and administrative expenses as a percentage of revenues (in thousands, except for percentages):

                                                    For the three months ended Sept. 30,     For the nine months ended Sept. 30,
                                                    ------------------------------------     -----------------------------------
                                                          2006                 2005               2006                 2005
                                                          ----                 ----               ----                 ----
Selling, general and administrative expenses            $ 110,714           $ 101,521          $ 321,411            $ 290,823
Selling, general and administrative expenses,
   as a percentage of revenues                                8.7%                8.4%               8.8%                 8.4%


Our selling, general and administrative expenses for the three months ended September 30, 2006 increased by $9.2 million to $110.7 million compared to $101.5 million for the three months ended September 30, 2005. Selling, general and administrative expenses as a percentage of revenues were 8.7% for the three months ended September 30, 2006 compared to 8.4% for the three months ended September 30, 2005. Our selling, general and administrative expenses for the nine months ended September 30, 2006 increased by $30.6 million to $321.4 million when compared to $290.8 million for the nine months ended September 30, 2005. Selling, general and administrative expenses as a percentage of revenues were 8.8% for the nine months ended September 30, 2006 compared to 8.4% for the nine months ended September 30, 2005. For the three and nine month periods ended September 30, 2006 compared to the same periods in 2005, selling, general and administrative expenses increased both in amount and as a percentage of revenues primarily as a result of an increase in incentive-based compensation expense. Selling, general and administrative expenses also increased due to compensation expense of $0.6 million and $3.6 million for the three and nine months ended September 30, 2006, respectively, as a result of the adoption of Statement 123(R) on January 1, 2006. Additionally, there was a $2.4 million and $4.5 million increase in other incentive-based compensation expense for the three and nine months ended September 30, 2006, respectively, due to other compensation expense primarily related to deferred compensation plans for which the liabilities fluctuate with changes in the market price of our common stock.

Restructuring expenses

Restructuring expenses, primarily relating to employee severance obligations, were $0.6 million for the three and nine months ended September 30, 2006 and $0.3 million and $1.7 million for the three and nine months ended September 30, 2005, respectively. As of September 30, 2006, there were $0.1 million of unpaid restructuring obligations.

Operating income

The following table presents our operating  income (loss),  and operating income
(loss) as a percentage of segment revenues from unrelated entities (in thousands, except for percentages):

                                                                                     For the three months ended Sept. 30,
                                                                            -----------------------------------------------------
                                                                                          % of                            % of
                                                                                         Segment                         Segment
                                                                              2006       Revenues             2005       Revenues
                                                                              ----       --------             ----       --------
Operating income (loss):
   United States electrical construction and facilities services            $ 11,577       3.7%             $ 21,335       7.0%
   United States mechanical construction and facilities services              21,819       4.6%               11,222       2.6%
   United States facilities services                                          14,548       6.0%                8,146       4.1%
                                                                            --------                        --------
   Total United States operations                                             47,944       4.7%               40,703       4.4%
   Canada construction and facilities services                                   176       0.3%               (3,020)     (2.7)%
   United Kingdom construction and facilities services                         1,344       0.8%                2,725       1.6%
   Other international construction and facilities services                     (297)                             24
   Corporate administration                                                  (12,009)                        (10,870)
   Restructuring expenses                                                       (604)                           (256)
                                                                            --------                        --------
   Total worldwide operations                                                 36,554       2.9%               29,306       2.4%

Other corporate items:
   Interest expense                                                             (361)                         (2,049)
   Interest income                                                             1,824                             691
   Minority interest                                                          (1,699)                         (1,514)
                                                                            --------                        --------
Income from continuing operations before income taxes                       $ 36,318                        $ 26,434
                                                                            ========                        ========


                                                                                      For the nine months ended Sept. 30,
                                                                            -----------------------------------------------------
                                                                                          % of                            % of
                                                                                         Segment                         Segment
                                                                              2006       Revenues             2005       Revenues
                                                                              ----       --------             ----       --------
Operating income (loss):
   United States electrical construction and facilities services            $ 31,016       3.3%             $ 49,383       5.6%
   United States mechanical construction and facilities services              40,253       3.2%               12,117       1.0%
   United States facilities services                                          29,275       4.2%               20,739       3.6%
                                                                            --------                        --------
   Total United States operations                                            100,544       3.5%               82,239       3.0%
   Canada construction and facilities services                                 3,256       1.4%               (5,272)     (2.0)%
   United Kingdom construction and facilities services                         6,907       1.3%                4,617       0.9%
   Other international construction and facilities services                      254                             (14)
   Corporate administration                                                  (36,142)                        (30,137)
   Restructuring expenses                                                       (604)                         (1,727)
                                                                            --------                        --------
   Total worldwide operations                                                 74,215       2.0%               49,706        1.4%

Other corporate items:
   Interest expense                                                           (1,701)                         (6,614)
   Interest income                                                             3,894                           1,979
   Minority interest                                                          (2,628)                         (3,366)
                                                                            --------                        --------
Income from continuing operations before income taxes                       $ 73,780                        $ 41,705
                                                                            ========                        ========

As described below in more detail, our operating income increased by $7.2 million for the three months ended September 30, 2006 to $36.6 million compared to operating income of $29.3 million for the three months ended September 30, 2005. Our operating income increased by $24.5 million for the nine months ended September 30, 2006 to $74.2 million compared to operating income of $49.7 million for the nine months ended September 30, 2005.

Our United States electrical construction and facilities services operating income of $11.6 million for the three months ended September 30, 2006 decreased $9.8 million compared to operating income of $21.3 million for the three months ended September 30, 2005. Operating income of $31.0 million for the nine months ended September 30, 2006 decreased $18.4 million compared to operating income of $49.4 million for the nine months ended September 30, 2005. The decrease in operating income for the three and nine months ended September 30, 2006 was primarily the result of reduced transportation infrastructure and financial services projects, which produced higher operating margins in the 2005 periods and write-downs of certain contracts in 2006. Absent from the nine months ended September 30, 2006 was approximately $4.5 million in income from the settlement of the insurance coverage related dispute recorded during the first quarter of 2005. Selling, general and administrative expenses increased primarily due to increased variable compensation expense, at certain subsidiaries in this segment, pertaining to incentive-based compensation programs in each of the three and nine month periods.

Our United States mechanical construction and facilities services operating income of $21.8 million for the three months ended September 30, 2006 increased $10.6 million compared to operating income of $11.2 million for the three months ended September 30, 2005. Operating income of $40.3 million for the nine months ended September 30, 2006 increased $28.1 million compared to operating income of $12.1 million for the nine months ended September 30, 2005. This segment primarily benefited from increased operating income from hospitality, high-tech and food and pharmaceutical process work. The increase in selling, general and administrative expenses was primarily related to increased incentive-based compensation expense, at certain subsidiaries in this segment, in each of the three and nine month periods. The operating income for the nine months ended September 30, 2005 reflects an approximately $11.7 million reduction in gross profit as a result of the write-off of unrecovered costs with respect to an action against the Upper Occoquan Sewage Authority. In addition, absent was approximately $1.1 million in income related to the settlement of an insurance coverage related dispute recorded in the first quarter of 2005.

Our United States facilities services operating income for the three months ended September 30, 2006 was $14.5 million compared to operating income of $8.1 million for the three months ended September 30, 2005. Operating income for the nine months ended September 30, 2006 was $29.3 million compared to operating income of $20.7 million for the nine months ended September 30, 2005. Operating income improved for the 2006 periods, compared to the 2005 periods, due to improved gross margins on mobile services work and to operating income contributed by a company acquired in November 2005. In addition, for the three months ended September 30, 2006, operating income also benefited from increased site-based government work.

Our Canada construction and facilities services operating income was $0.2 million for the three months ended September 30, 2006 compared to an operating loss of $3.0 million for the three months ended September 30, 2005. Operating income was $3.3 million for the nine months ended September 30, 2006 compared to an operating loss of $5.3 million for the nine months ended September 30, 2005. The improvements in operating income were primarily attributable to improved hospital, mining and auto manufacturing construction contract performance.

Our United Kingdom construction and facilities services operating income for the three months ended September 30, 2006 was $1.3 million compared to operating income of $2.7 million for the three months ended September 30, 2005. Operating income for the nine months ended September 30, 2006 was $6.9 million compared to operating income of $4.6 million for the nine months ended September 30, 2005. The decrease in operating income for the three month period was primarily due to decreased income on rail projects due to lower achievable gross profit than in the prior period. The increase in the nine month period operating income was primarily attributable to facilities services work, partially offset by decreased income on rail projects.

Other international construction and facilities services operating loss was $0.3 million for the three months ended September 30, 2006 compared to operating income of $0.02 million for the three months ended September 30, 2005. Operating income was $0.3 million for the nine months ended September 30, 2006 compared to operating losses of $0.01 million for the nine months ended September 30, 2005.

Corporate administration expenses for the three months ended September 30, 2006 were $12.0 million compared to $10.9 million for the three months ended September 30, 2005. Corporate administration expenses for the nine months ended September 30, 2006 were $36.1 million compared to $30.1 million for the nine months ended September 30, 2005. The increase in expenses was primarily due to $0.6 million and $3.6 million of expenses related to the adoption of Statement 123(R) for the three and nine month periods ended September 30, 2006, respectively, and increases in incentive-based compensation of $1.1 million and $2.0 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005 due to other compensation expense primarily related to deferred compensation plans for which the liabilities fluctuate with changes in the market price of our common stock.

Restructuring expenses, primarily relating to employee severance obligations, were $0.6 million for the three and nine months ended September 30, 2006 and $0.3 million and $1.7 million for the three and nine months ended September 30, 2005, respectively.

Non-operating items

Interest expense for the three months ended September 30, 2006 and 2005 was $0.4 million and $2.0 million, respectively. Interest expense for the nine months ended September 30, 2006 and 2005 was $1.7 million and $6.6 million, respectively. The decrease in interest expense was primarily due to the reduction in borrowing levels during the three and nine months ended September 30, 2006 compared to the borrowing levels in the three and nine months ended September 30, 2005. Interest income for the three months ended September 30, 2006 was $1.8 million compared to $0.7 million for the three months ended September 30, 2005. Interest income for the nine months ended September 30, 2006 was $3.9 million compared to $2.0 million for the nine months ended September 30, 2005. The increases in interest income were primarily related to increases in cash available for investment.

Minority interest represents the allocation of earnings to those of our joint venture partners who have a minority-ownership interest in joint ventures to which we are a party and which joint ventures have been consolidated.

For the three months ended September 30, 2006, the income tax provision was $13.8 million compared to a $5.6 million income tax benefit for the three months ended September 30, 2005. For the nine months ended September 30, 2006 and 2005, the income tax provision was $26.7 million and $0.02 million, respectively. The estimated effective income tax rate was 38% for the three and nine months ended September 30, 2006 before an adjustment which relates to the deductibility of certain compensation arrangements for income tax purposes for the nine month period. The effective income tax rate was 45% and 42% for the three and nine months ended September 30, 2005, respectively. The income tax (benefit) provision for the three and nine months ended September 30, 2005 includes a net favorable income tax adjustment of $17.5 million.

Liquidity and Capital Resources

The following table presents our net cash provided by (used in) operating activities, investing activities and financing activities (in thousands):

                                                     For the nine months ended
                                                              Sept. 30,
                                                     -------------------------
                                                        2006             2005
                                                        ----             ----
Net cash provided by operating activities            $148,746        $ 93,275
Net cash used in investing activities                $(18,646)       $ (7,932)
Net cash provided by (used in) financing activities  $ 10,637        $(76,453)

Our consolidated cash balance increased by approximately $140.7 to $244.5 million at September 30, 2006 from $103.8 million at December 31, 2005. The increase in net cash provided by operating activities for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was primarily due to an increase in working capital as a result of an increase in net over-billings. Net cash used in investing activities of $18.6 million for the nine months ended September 30, 2006 increased $10.7 million compared to $7.9 million for the same period in the prior year primarily due to an increase in the purchase of property, plant and equipment of $5.0 million from the same period in the prior year, of which $2.5 million in purchases of equipment related to the start-up of a site-based contract in our United States facilities services segment, a $4.8 million increase in payments for an acquisition of a business and earnout agreements, partially offset by $1.3 million of proceeds from the sale of a discontinued operations and sale of assets and an increase in net proceeds from other investing activities. Net cash provided by financing activities of $10.6 million for the nine months ended September 30, 2006 increased $87.1 million compared to net cash used in financing activities of $76.5 million for the nine months ended September 30, 2005. This increase was primarily attributable to the absence of net borrowings under the working capital credit line for 2006 compared to $80.0 million of net borrowings for 2005, to an increase in the proceeds from the exercise of stock options of $4.2 million, and to the excess tax benefit from share-based compensation of $2.9 million for the nine months ended September 30, 2006.


                                                                                             Payments Due by Period
                                                                                ------------------------------------------------
                                                                                 Less
                    Contractual                                                  than           1-3          4-5          After
                    Obligations                                Total            1 year         years        years        5 years
---------------------------------------------                  -----            ------         -----        -----        -------

Other long-term debt                                          $    0.3          $  0.1        $  0.2        $   -        $   -
Capital lease obligations                                          1.6             0.6           0.8          0.2            -
Operating leases                                                 158.8            37.7          59.5         32.6         29.0
Minimum funding requirement for pension plan                       6.5             6.5             -            -            -
Open purchase obligations (1)                                    724.7           630.6          85.7          8.4            -
Other long-term obligations (2)                                  147.5            16.5         131.0            -            -
                                                              --------          ------        ------        -----        -----
Total Contractual Obligations                                 $1,039.4          $692.0        $277.2        $41.2        $29.0
                                                              ========          ======        ======        =====        =====


                                                                                    Amount of Commitment Expiration by Period
                                                                                ------------------------------------------------
                                                                                 Less
                  Other Commercial                             Total             than           1-3          4-5          After
                    Commitments                              Committed          1 year         years        years        5 years
---------------------------------------------                ---------          ------         -----        -----        -------

Revolving credit facility (3)                                   $   -            $   -         $   -          $ -         $   -
Letters of credit                                                66.0                -          66.0            -             -
Guarantees                                                       25.0                -             -            -          25.0
                                                                -----            -----         -----          ---         -----
Total Commercial Obligations                                    $91.0            $   -         $66.0          $ -         $25.0
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

Our revolving credit agreement (the "Revolving Credit Facility") provides for a credit facility of $375.0 million. As of September 30, 2006 and December 31, 2005, we had approximately $66.0 million and $53.3 million of letters of credit outstanding, respectively, under the Revolving Credit Facility. There were no borrowings under the Revolving Credit Facility as of September 30, 2006 and December 31, 2005.

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

The terms of our construction contracts frequently require that we obtain from surety companies ("Surety Companies") and provide to our customers payment and performance bonds ("Surety Bonds") as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of September 30, 2006, Surety Companies had issued Surety Bonds for our account in the aggregate amount of approximately $1.8 billion. The Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond. The largest single Surety Bond outstanding for our account is approximately $170.0 million.

We do not have any other material financial guarantees or off-balance sheet arrangements other than those disclosed herein.

Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain the Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient, or to enable us to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. We may also increase liquidity through an equity offering or other debt instruments. Short-term changes in macroeconomic trends may have an effect, positively or negatively, on liquidity. Our focus on the facilities services market is intended to provide a buffer against economic downturns, as the facilities services market is characterized by annual and multi-year contracts that provide a more predictable stream of cash flow than the construction market. Short-term liquidity is also impacted by the type and length of construction contracts in place. During economic downturns, such as the downturn during 2001 through 2004 in the commercial construction industry, there were typically fewer small and discretionary projects from the private sector and companies like us more aggressively bid more large long-term infrastructure and public sector contracts. Performance of long duration contracts typically requires working capital until initial billing milestones are achieved. While we strive to maintain a net over-billed position with our customers, there can be no assurance that a net over-billed position can be maintained. Our net over-billings, defined as the balance sheet accounts billings in excess of costs and estimated earnings on uncompleted contracts less cost and estimated earnings in excess of billings on uncompleted contracts, were $248.7 million and $144.6 million as of September 30, 2006 and December 31, 2005, respectively.

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

We believe that our current cash balances and our borrowing capacity available under the Revolving Credit Facility or other forms of financing available through debt or equity offerings, combined with cash expected to be generated from operations, will be sufficient to provide us with short-term and foreseeable long-term liquidity and to enable us to meet expected capital expenditure requirements. However, we are a party to lawsuits and other proceedings in which other parties seek to recover from us amounts ranging from a few thousand dollars to over $74.0 million. If we were required to pay damages in one or more such proceedings, such payments could have a material adverse effect on our financial position, results of operations and/or cash flows.

Certain Insurance Matters

As of September 30, 2006 and December 31, 2005, we utilized approximately $62.1 million and $49.4 million, respectively, of letters of credit obtained under our revolving credit facility as collateral for our insurance obligations.

Adoption of New Accounting Pronouncements

During the nine months ended September 30, 2006, we adopted Statement No. 123(R) "Share-Based Payment" ("Statement 123(R)") issued by the Financial Accounting Standards Board ("FASB"). Statement 123(R) is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("Opinion 25") and amends FASB Statement No. 95 "Statement of Cash Flows". Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, with the adoption of Statement 123(R) on January 1, 2006, all share-based payments to employees, including grants of stock options, have been recognized in the income statement based on their fair values, accounted for by utilizing the modified prospective basis of accounting.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", an interpretation of FASB Statement No. 109, "Accounting for Income Taxes"("FIN 48"), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007, as required. We have not determined the effect, if any, the adoption of FIN 48 will have on our financial position and results of operations.

In September 2006, the FASB issued Statement No. 157 "Fair Value Measurements ("Statement 157"). Statement 157 provides guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. Statement 157 is effective for financial statements issued beginning with our first quarter 2008 fiscal period. Early adoption is permitted. We have not determined the effect, if any, the adoption of Statement 157 will have on our financial position and results of operations.

In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R)" ("Statement 158"). Statement 158 requires that a company recognize the overfunded or underfunded status of its defined benefit post retirement plans (other than multiemployer plans) as an asset or liability in its statement of financial position and that it recognize changes in the funded status in the year in which the changes occur through other comprehensive income. Statement 158 also requires the measurement of defined benefit plan assets and obligations as of the fiscal year end, in addition to footnote disclosures. As our common stock is a publicly traded equity security, we are required to recognize the funded status of defined benefit pension plans (we do not have other post retirement benefit plans) and to provide the required footnote disclosures, as of the end of this fiscal year ending December 31, 2006. We have not determined the effect the adoption of Statement 158 will have on our financial position.

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

Accounts Receivable

We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the probability of collection of receivables. Relevant assessment factors include the credit worthiness of the customer, our prior collection history with the customer and related aging of the past due balances. The provision for bad debts during the nine months ended September 30, 2006 and 2005 were $2.4 million and $3.2 million, respectively. At September 30, 2006 and December 31, 2005, accounts receivable of $1,110.9 million and $1,046.4 million, respectively, included allowances of $28.8 million and $30.0 million, respectively. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to a deterioration of its financial condition. The allowance requirements are based on the best facts available and are re-evaluated as additional information is received.

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

Income Taxes

We have net deferred tax assets primarily resulting from deductible temporary differences of $4.0 million at September 30, 2006, compared to net deferred tax assets of $12.3 million at December 31, 2005, which will reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. As of September 30, 2006 and December 31, 2005, the total valuation allowance on gross deferred tax assets was approximately $16.7 million and $18.7 million, respectively.

Goodwill and Intangible Assets

As of September 30, 2006, we had goodwill and net identifiable intangible assets (primarily the market value of our backlog, customer relationships and trademarks and trade names) of $285.2 million and $16.1 million, respectively, in connection with the acquisition of certain companies. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies. FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142") requires goodwill to be tested for impairment, on at least an annual basis (each October 1), and be written down when impaired, rather than amortized as previous standards required. Furthermore, Statement 142 requires identifiable intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Changes in strategy and/or market conditions may result in adjustments to recorded intangible asset balances. As of September 30, 2006, no indicators of impairment of our goodwill or identifiable intangible assets resulted from our impairment review which was performed in accordance with the provisions of Statement 142 and FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have not used any material derivative financial instruments during the three and nine months ended September 30, 2006 and 2005, including trading or speculation on changes in interest rates, or commodity prices of materials used in our business.

We are exposed to market risk for changes in interest rates for borrowings under the Revolving Credit Facility. Borrowings under that facility bear interest at variable rates, and the fair value of borrowings are not affected by changes in market interest rates. As of September 30, 2006, there were no borrowings outstanding under the facility. Had there been borrowings, they would have borne interest at (1) a rate which is the prime commercial lending rate announced by Harris Nesbitt from time to time (8.25% at September 30, 2006) plus 0% to 1.0% based on certain financial tests or (2) United States dollar LIBOR (at September 30, 2006 the rate was 5.32%) plus 1.5% to 2.5% based on certain financial tests. Letter of credit fees issued under this facility range from 0.50% to 2.25% of the respective face amounts of the letters of credit issued and are charged based on the type of letter of credit issued and certain financial tests. The Revolving Credit Facility expires in October 2010. There is no guarantee that we will be able to renew the facility at its expiration.

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

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There have been no new material developments during the quarter ended September 30, 2006 regarding legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2005 (the "2005 Form 10-K") or in our Form 10-Q for the quarter ended June 30, 2006.

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

3(a-1)         Restated Certificate of Incorporation of EMCOR filed         Exhibit 3(a-5) to Form 10
               December 15, 1994

3(a-2)         Amendment dated November 28, 1995 to the Restated            Exhibit 3(a-2)to EMCOR's Annual Report
               Certificate of Incorporation of EMCOR                        on Form 10-K for the year ended December
                                                                            31, 1995 ("1995 Form 10-K")

3(a-3)         Amendment dated February 12, 1998 to the Restated            Exhibit 3(a-3) to EMCOR's Annual Report
               Certificate of Incorporation                                 on Form 10-K for the year ended December
                                                                            31, 1997 ("1997 Form 10-K")

3(a-4)         Amendment dated January 27, 2006 to the Restated             Exhibit 3(a-4)to EMCOR's Annual Report
               Certificate of Incorporation                                 on Form 10-K for the year ended December
                                                                            31, 2005 ("2005 Form 10-K")

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

4(b)           Assignment and Acceptance dated October 14, 2005             Exhibit 4(b) to 2005 Form 10-K
               between Harris Nesbitt Financing, Inc. ("HNF") as
               assignor, and Bank of Montreal, as assignee, of 100%
               interest of HNF in the Credit Agreement to Bank of
               Montreal




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

4(f)           Assignment and Acceptance dated November 29, 2005            Exhibit 4(f) to 2005 Form 10-K
               between Bank of Montreal, as assignor, and Fifth Third
               Bank, as assignee, of 30% interest of Bank of Montreal
               in the Credit Agreement to Fifth Third Bank

4(g)           Assignment and Acceptance dated November 29, 2005            Exhibit 4(g) to 2005 Form 10-K
               between Bank of Montreal, as assignor, and Northern
               Trust Company, as assignee, of 20% interest of Bank of
               Montreal in the Credit Agreement to Northern Trust
               Company

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

10(c)          Letter Agreement dated October 12, 2004 between              Exhibit 10.1 to EMCOR's Report on
               Anthony Guzzi and EMCOR (the "Guzzi Letter                   Form 8-K (Date of Report October 12,
               Agreement")                                                  2004)

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

10(k-2)        Amendment dated as of May 4, 1999 to MacInnis                Exhibit 10(h) for the quarter ended
               Continuity Agreement                                         June 30, 1999 ("June 1999 Form 10-Q")

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

10(n-2)        Amendment dated as of May 4, 1999 to Matz Continuity         Exhibit 10(m) to the June 1999 Form 10-Q
               Agreement

10(n-3)        Amendment dated as of January 1, 2002 to Matz                Exhibit 10(o-3) to Form 10-Q for the
               Continuity Agreement                                         quarter ended March 31, 2002 ("March
                                                                            2002 Form 10-Q")

10(o-1)        Continuity Agreement dated as of June 22, 1998 between       Exhibit 10(g) to the June 1998 Form 10-Q
               Mark A. Pompa  and EMCOR ("Pompa Continuity Agreement")

10(o-2)        Amendment dated as of May 4, 1999 to Pompa Continuity        Exhibit 10(n) to the June 1999 Form 10-Q
               Agreement

10(o-3)        Amendment dated as of January 1, 2002 to Pompa               Exhibit 10(p-3) to the March 2002 Form 10-Q
               Continuity Agreement

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

11              Computation of Basic EPS and Diluted EPS for the            Note C of the Notes to the Condensed
                three  and nine months ended September 30, 2006 and         Consolidated Financial Statements
                2005

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


Date: October 26, 2006
                                            EMCOR GROUP, INC.
                               -----------------------------------------------
                                               (Registrant)


                                           /s/FRANK T. MACINNIS
                           By: -----------------------------------------------
                                            Frank T. MacInnis
                                         Chairman of the Board of
                                              Directors and
                                           Chief Executive Officer
                                        (Principal Executive Officer)



                                             /s/MARK A. POMPA
                           By: -----------------------------------------------
                                              Mark A. Pompa
                                        Executive Vice President,
                                Chief Financial Officer and Treasurer
                               (Principal Financial and Accounting Officer)

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

Date:  October 26, 2006
                                                   /s/FRANK T. MACINNIS
                                           -------------------------------------
                                                    Frank T. MacInnis
                                                 Chairman of the Board of
                                                      Directors and
                                                 Chief Executive Officer

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

Date:  October 26, 2006
                                                  /s/MARK A. POMPA
                                         -------------------------------------
                                                     Mark A. Pompa
                                               Executive Vice President,
                                         Chief Financial Officer and Treasurer

                                                                   Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of EMCOR Group, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank T. MacInnis, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:    October 26, 2006                      /s/FRANK T. MACINNIS
                                          -----------------------------------
                                                 Frank T. MacInnis
                                              Chief Executive Officer

                                                                   Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of EMCOR Group, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark A. Pompa, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:    October 26, 2006                      /s/MARK A. POMPA
                                          -----------------------------------
                                                 Mark A. Pompa
                                             Chief Financial Officer