Form 10-K
period 2006-12-31
EMCOR GROUP INC
filed 2007-02-22
CIK 105634

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                ----------------

                 ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______

                          COMMISSION FILE NUMBER 1-8267

                                EMCOR GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                      11-2125338
     (State or Other Jurisdiction of                       (I.R.S. Employer
     Incorporation or Organization)                       Identification No.)

            301 MERRITT SEVEN                                 06851-1060
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

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |X| No |_|

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. Yes |_| No |X|

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,293,000,000 as of the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price on the New York Stock Exchange reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock (based solely on filings of such 5% holders) have been excluded from such calculation as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      Number of shares of the registrant's common stock outstanding as of the close of business on February 16, 2007: 31,840,696 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part III. Portions of the definitive proxy statement for the 2007 Annual Meeting of Stockholders, which document will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K relates, are incorporated by reference into Items 10 through 14 of Part III of this Form 10-K.

================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I

Item 1.    Business

             General .......................................................   1

             Operations ....................................................   2

             Competition ...................................................   4

             Employees .....................................................   4

             Backlog .......................................................   4

             Available Information .........................................   4

Item 1A.   Risk Factors ....................................................   5

Item 1B.   Unresolved Staff Comments .......................................   8

Item 2.    Properties ......................................................   9

Item 3.    Legal Proceedings. ..............................................  12

Item 4.    Submission of Matters to a Vote of Security Holders .............  13

           Executive Officers of the Registrant ............................  14

                                     PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities ...............  15

Item 6.    Selected Financial Data .........................................  17

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations .......................................  17

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk ......  29

Item 8.    Financial Statements and Supplementary Data .....................  31

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ........................................  61

Item 9A.   Controls and Procedures .........................................  61

Item 9B.   Other Information ...............................................  61

                                    PART III

Item 10.   Directors and Executive Officers and Corporate Governance of
           the Registrant ..................................................  62

Item 11.   Executive Compensation ..........................................  62

Item 12.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters .................................  62

Item 13.   Certain Relationships and Related Transactions and Director
           Independence ....................................................  62

Item 14.   Principal Accounting Fees and Services ..........................  62

                                     PART IV

Item 15.   Exhibits and Financial Statement Schedules ......................  63

                      [This Page Intentionally Left Blank]

                           FORWARD-LOOKING STATEMENTS

      Certain information included in this report, or in other materials we have filed or will file with the Securities and Exchange Commission (the "SEC") (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Such statements are being made pursuant to the 1995 Act and with the intention of obtaining the benefit of the "Safe Harbor" provisions of the 1995 Act. Forward-looking statements are based on information available to us and our perception of such information as of the date of this report and our current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "may," "can," "could," "might," variations of such wording and other words or phrases of similar meaning in connection with a discussion of our future operating or financial performance, and other aspects of our business, including market share growth, gross profit, project mix, projects with varying profit margins, selling, general and administrative expenses, and trends in our business and other characterizations of future events or circumstances. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in press releases, in our presentations, on our web site and in other material released to the public. Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are only predictions and are subject to risks, uncertainties and assumptions, including those identified below in the "Risk Factors" section, the "Management's
Discussion and Analysis of Financial Condition and Results of Operations" section, and other sections of this report, and in our Forms 10-Q for the three months ended March 31, 2006, June 30, 2006 and September 30, 2006 and in other reports filed by us from time to time with the SEC as well as in press releases, in our presentations, on our web site and in other material released to the public. Such risks, uncertainties and assumptions are difficult to predict, beyond our control and may turn out to be inaccurate causing actual results to differ materially from those that might be anticipated from our forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.

                      [This Page Intentionally Left Blank]

                                     PART I

ITEM 1. BUSINESS

      References to the "Company," "EMCOR," "we," "us," "our" and words of similar import refer to EMCOR Group, Inc. and its consolidated subsidiaries unless the context indicates otherwise.

GENERAL

      We are one of the largest electrical and mechanical construction and facilities services firms in the United States, Canada, the United Kingdom and in the world. In 2006, we had revenues of approximately $5.0 billion. We provide services to a broad range of commercial, industrial, utility and institutional customers through approximately 70 principal operating subsidiaries and joint venture entities. Our offices are located throughout the United States, in Canada and in the United Kingdom. In the United Arab Emirates, we carry on business through two joint ventures. Our executive offices are located at 301 Merritt Seven, Norwalk, Connecticut 06851-1060, and our telephone number at those offices is (203) 849-7800.

      We specialize in providing construction services relating to electrical and mechanical systems in facilities of all types and in providing comprehensive services for the operation, maintenance and management of substantially all aspects of such facilities, commonly referred to as "facilities services."

      We design, integrate, install, start-up, operate and maintain various electrical and mechanical systems, including:

      o     Electric power transmission and distribution systems;

      o     Premises electrical and lighting systems;

      o Low-voltage systems, such as fire alarm, security and process control systems;

      o     Voice and data communications systems;

      o     Roadway and transit lighting and fiber optic lines;

      o Heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems;

      o     Fire protection systems;

      o     Plumbing, process and high-purity piping systems;

      o     Water and wastewater treatment systems; and

      o     Central plant heating and cooling systems.

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

      o     Small modification and retrofit projects; and

      o     Program development, management and maintenance for energy systems.

      These facilities services are provided to a wide range of commercial, industrial, utility and institutional facilities, including those to which we also provide construction services and others to which construction services are provided by others. Our varied facilities services are frequently combined to provide integrated service packages which include operations and maintenance, mobile services and facility improvement programs.

      We provide construction services and facilities services directly to corporations, municipalities and other governmental entities, owners/developers and tenants of buildings. We also provide these services indirectly by acting as a subcontractor to general contractors, systems suppliers and other subcontractors. Worldwide, we have approximately 27,000 employees.

      Our revenues are derived from many different customers in numerous industries which have operations in several different geographical areas. Of our 2006 revenues, approximately 81% were generated in the United States and approximately 19% were generated internationally. In 2006, approximately 48% of revenues were derived from new construction projects, 23% were derived from renovation and retrofit of customer's existing facilities and 29% were derived from facilities services operations.

      The broad scope of our operations is more particularly described below. For information regarding the revenues, operating income and total assets of each of our segments with respect to each of the last three fiscal years, and our revenues and assets attributable to the United States, Canada, the United Kingdom and all other foreign countries, see Note M - Segment Information of the notes to consolidated financial statements included in this report.

OPERATIONS

      The electrical and mechanical construction services industry has a high growth rate due principally to the ever increasing content and complexity of electrical and mechanical systems in all types of projects. This increasing content and complexity is, in part, a result of the expanded use of computers and more technologically advanced voice and data communications, lighting and environmental control systems in all types of facilities. For these reasons, buildings need extensive electrical distribution systems. In addition, advanced voice and data communication systems require more sophisticated power supplies and extensive low-voltage and fiber-optic communications cabling. Moreover, the need for substantial environmental controls within a building, due to the heightened need for climate control to maintain extensive computer systems at optimal temperatures, and the demand for environmental control in individual spaces have created expanded opportunities for the electrical and mechanical services and facilities services businesses.

      Electrical and mechanical construction services primarily involve the design, integration, installation and start-up of: (a) electric power transmission and distribution systems, including power cables, conduits, distribution panels, transformers, generators, uninterruptible power supply systems and related switch gear and controls; (b) premises electrical and lighting systems, including fixtures and controls; (c) low-voltage systems, such as fire alarm, security and process control systems; (d) voice and data communications systems, including fiber-optic and low-voltage copper cabling;
(e) roadway and transit lighting and fiber-optic lines; (f) heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems; (g) fire protection systems; (h) plumbing, process and high-purity piping systems; (i) water and wastewater treatment systems; and (j) central plant heating and cooling systems.

      Electrical and mechanical construction services generally fall into one of two categories: (a) large installation projects with contracts often in the multi-million dollar range that involve construction of industrial and commercial buildings and institutional and public works facilities or the fit-out of large blocks of space within commercial buildings and (b) smaller installation projects typically involving fit-out, renovation and retrofit work.

      Our United States electrical and mechanical construction services operations accounted for about 57% of our 2006 revenues, of which revenues approximately 65% were related to new construction and approximately 35% were related to renovation and retrofit projects. Our United Kingdom and Canada electrical and mechanical construction services operations accounted for approximately 13% of our 2006 revenues, of which revenues approximately 74% were related to new construction and approximately 26% were related to renovation and retrofit projects. We provide electrical and mechanical construction services for both large and small installation and renovation projects. Our largest projects include those: (a) for institutional use (such as water and wastewater treatment facilities, hospitals, correctional facilities and research laboratories); (b) for industrial use (such as pharmaceutical plants, steel, pulp and paper mills, chemical, automotive and semiconductor manufacturing facilities and oil refineries); (c) for transportation projects (such as highways, airports and transit systems); (d) for commercial use (such as office buildings, data centers, hotels, casinos, convention centers, sports stadiums, shopping malls and resorts); and (e) for power generation and energy management projects. Our largest projects, which typically range in size from $10.0 million up to and occasionally exceeding $50.0 million and are frequently multi-year projects, represented about 28% of our construction services revenues in 2006.

      Our projects of less than $10.0 million accounted for approximately 72% of our 2006 electrical and mechanical construction services revenues. These projects are typically completed in less than one year. They usually involve electrical and mechanical construction services when an end-user or owner undertakes construction or modification of a facility to accommodate a specific use. These projects frequently require electrical and mechanical systems to meet special needs such as critical systems power supply, fire protection systems, special environmental controls and high-purity air systems, sophisticated electrical and mechanical systems for data centers, trading floors in financial services businesses, new production lines in manufacturing plants and office arrangements in existing office buildings. They are not usually dependent upon the new construction market. Demand for these projects and types of services is often prompted by the expiration of leases, changes in technology or changes in the customer's plant or office layout in the normal course of a customer's business.

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

      Our United States facilities services segment, as well as our other segments, provide facilities services to a wide range of commercial, industrial and institutional facilities, including both those for which we have provided construction services and those for which construction services were provided by others. Facilities services are frequently bundled to provide integrated service packages and are provided on a mobile basis or by our employees based at customer sites.

      These facilities services, which generated approximately 29% of our 2006 revenues, are provided to owners, operators, tenants and managers of all types of facilities both on a contract basis for a specified period of time and on an individual task order basis.

      In 1997, we established a subsidiary to expand our facilities services operations in North America (primarily in the United States). This division has built on our traditional electrical and mechanical services operations, facilities services activities at our electrical and mechanical contracting subsidiaries, and our client relationships, as well as acquisitions, to expand the scope of services being offered and to develop packages of services for customers on a regional, national and global basis.

      Our United States facilities services division now offers a broad range of facilities services, including maintenance and service of electrical and mechanical systems, which we have historically provided to customers following completion of construction projects, and site-based operations and maintenance, mobile maintenance and services, facilities management, installation and support for building systems, technical consulting and diagnostic services, small modification and retrofit projects and program development, management and maintenance of energy systems.

      We have experienced an expansion in the demand for our facilities services which we believe is driven by customers' decisions to focus on their own core competencies, customers' programs to reduce costs, the increasing technical complexity of their facilities and their mechanical, electrical, voice and data and other systems, and the need for increased reliability, especially in electrical and mechanical systems. These trends have led to outsourcing and privatization programs whereby customers in both the private and public sectors seek to contract out those activities that support, but are not directly associated with, the customer's core business. Our clients requiring facilities services include the federal government, utilities and major corporations in information technology, telecommunications, pharmaceuticals, financial services, publishing and manufacturing.

      In Washington D.C., we are the second largest facilities services provider to the federal government behind the General Services Administration and currently provide services to such preeminent buildings as the Ronald Reagan Building, the second largest federal government facility after the Pentagon. This division of our facilities services business pursuant to which we provide facilities services to the federal government at military bases or government buildings is subject to renegotiation of profit, termination by the government prior to the expiration of the term and non-renewal by the U.S. government.

      We currently provide facilities services in 28 states and as part of our operations are responsible for: (a) the oversight of all or most of a business' facilities operations, including operation and maintenance; (b) the oversight of logistical processes; (c) tenant services and management; (d) servicing, upgrade and retrofit of HVAC, electrical, plumbing and industrial piping and sheet metal systems in existing facilities; and (e) diagnostic and solution engineering for building systems and their components.

      Our United Kingdom subsidiary also has a division that focuses on facilities services. This division currently provides a full range of facilities services to public and private sector customers under multi-year agreements.

      Our EMCOR Energy Services business designs, constructs and operates energy-related projects and facilities on a turn-key basis. Currently, we operate 18 central heating and cooling plants/power and cogeneration facilities and provide maintenance services for high-voltage and boiler systems under multi-year contracts. In addition, we provide consulting and national program energy management services under multi-year agreements. Our energy services business' recent projects include: (a) engineering, procurement and construction of two waste-to-energy projects; (b) construction of a 1.5 megawatt cogeneration facility for Johnson & Johnson; and (c) provision of evaluation, engineering, project development, and construction management services for the San Francisco Public Utilities Commission, Pacific Gas & Electric Company, Southern California Edison, and Long Island Power Authority for self generation and alternative generation projects and a wide range of conservation and efficiency projects. Over the past five years, we have completed more than 90 energy-related projects ranging from basic life safety standby systems to complete utility grade peaking power plants and cogeneration/central utility plants supplying thermal and power requirements completely separated from utilities' electrical grids. This business is reported within our United States facilities services segment.

      We believe that our electrical and mechanical construction services, facilities services and energy services activities are complementary, permitting us to offer customers a comprehensive package of services. The ability to offer construction services, facilities services and energy services enhances our competitive position with customers. Furthermore, our facilities services operations tend to be less cyclical than our construction operations because facilities services are more responsive to the needs of an industry's operational requirements rather than its construction requirements.

COMPETITION

      We believe that the electrical and mechanical construction services business is highly fragmented and our competition includes thousands of small companies across the United States and around the world. We compete with national, regional and local companies, many of which are small, owner-operated entities that operate in a limited geographic area. However, there are a few public companies focused on providing electrical and mechanical construction services, such as Integrated Electrical Services, Inc. and Comfort Systems USA, Inc. A majority of our revenues are derived from projects requiring competitive bids; however, an invitation to bid is often conditioned upon prior experience, technical capability and financial strength. Because we have total assets, annual revenues, net worth, access to bank credit and surety bonding and expertise significantly greater than most of our competitors, we believe we have a significant competitive advantage over our competitors in providing electrical and mechanical construction services. Competitive factors in the electrical and mechanical construction services business include: (a) the availability of qualified and/or licensed personnel; (b) reputation for integrity and quality;
(c) safety record; (d) cost structure; (e) relationships with customers; (f) geographic diversity; (g) the ability to control project costs; (h) experience in specialized markets; (i) the ability to obtain surety bonding; (j) adequate working capital; and (k) access to bank credit.

      While the facilities services business is also highly fragmented with most competitors operating in a specific geographic region, a number of large corporations such as Johnson Controls, Inc., Fluor Corp., UNICCO Service Company, Washington International, Inc., CB Richard Ellis Group, Inc., Jones Lang LaSalle, ABM Facility Services and Linc Facility Services, LLC are engaged in this field, as are large original equipment manufacturers such as Carrier Corp. and Trane Air Conditioning. The key competitive factors in the facilities services business include price, service, quality, technical expertise, geographic scope and the availability of qualified personnel and managers. Due to our size, both financial and geographic, and our technical capability and management experience, we believe we are in a strong competitive position in the facilities services business.

EMPLOYEES

      We presently employ approximately 27,000 people, approximately 69% of whom are represented by various unions pursuant to more than 400 collective bargaining agreements between our individual subsidiaries and local unions. We believe that our employee relations are generally good. Only two of these collective bargaining agreements are national or regional in scope.

BACKLOG

      We had backlog as of December 31, 2006 of approximately $3.50 billion, compared with backlog of approximately $2.76 billion as of December 31, 2005. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of the facilities services contracts. However, if the remaining term of a facilities services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only 12 months of revenues.

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

      Our Board of Directors has an audit committee, a compensation and personnel committee and a nominating and corporate governance committee. Each of these committees has a formal charter. We also have Corporate Governance Guidelines, which includes guidelines regarding related party transactions, a Code of Ethics for our Chief Executive Officer and Senior Financial Officers, and a Code of Ethics and Business Conduct for Directors, Officers and Employees. Copies of these charters, guidelines and codes, and any waivers or amendments to such codes which are applicable to our executive officers, senior financial officers or directors, can be obtained free of charge from our web site, www.emcorgroup.com.

      In addition, you may request a copy of the foregoing filings (excluding exhibits), charters, guidelines and codes and any waivers or amendments to such codes which are applicable to our executive officers, senior financial officers or directors, at no cost by writing to us at EMCOR Group, Inc., 301 Merritt Seven, Norwalk, CT 06851-1060, Attention: Corporate Secretary, or by telephoning us at (203) 849-7800.

ITEM 1A. RISK FACTORS

      Our  business  is  subject  to a  variety  of risks,  including  the risks described below as well as adverse business and market conditions and risks associated with foreign operations. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not known to us or not described below which we have not determined to be material may also impair our business operations. You should carefully consider the risks described below, together with all other information in this report, including information contained in the "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and
Qualitative Disclosures about Market Risk" sections. If any of the following risks actually occur, our business, financial condition and results of operations could be adversely affected, and we may not be able to achieve our goals. Such events may cause actual results to differ materially from expected and historical results, and the trading price of our common stock could decline.

      AN ECONOMIC DOWNTURN MAY LEAD TO LESS DEMAND FOR OUR SERVICES. If the general level of economic activity slows, our ultimate customers may delay or cancel new projects. For example, economic downturns in the past have led to increased bankruptcies and pricing pressures. These factors contribute to the delay and cancellation of projects, especially with respect to more profitable private sector work, and impact our operations and ability to continue to grow at historical levels. A number of other factors, including financing conditions for the industries we serve, could further adversely affect our ultimate customers and their ability or willingness to fund capital expenditures in the future or pay for past services. In addition, consolidation, competition or capital constraints in the industries of our ultimate customers may result in reduced spending by such customers. If economic conditions do not continue to improve, or if there is another economic downturn, reducing in particular the availability of more profitable private sector work, our results of operations are likely to be adversely affected.

      AN INCREASE IN THE PRICE OF CERTAIN MATERIALS USED IN OUR BUSINESSES COULD ADVERSELY AFFECT OUR BUSINESSES. We are exposed to market risk of fluctuations in certain commodity prices of materials such as copper and steel utilized in both our construction and facilities services operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of over 6,000 vehicles.

      OUR INDUSTRY IS HIGHLY COMPETITIVE. Our industry is served by numerous small, owner-operated private companies, a few public companies and several large regional companies. In addition, relatively few barriers prevent entry into some of our businesses. As a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors. Competition in our industry depends on numerous factors, including price. Certain of our competitors have lower overhead cost structures and, therefore, are able to provide their services at lower rates than we are currently able to provide. In addition, some of our competitors have greater resources than we do. We cannot be certain that our competitors will not develop the expertise, experience and resources necessary to provide services that are superior in both price and quality to our services. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within the industry or maintain a customer base at current levels. We may also face competition from the in-house service organizations of existing or prospective customers, particularly with respect to facilities services. Many of our customers employ personnel who perform some of the same types of services that we do. We cannot be certain that our existing or prospective customers will continue to outsource facilities services in the future.

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

      OUR BUSINESS MAY BE AFFECTED BY THE WORK ENVIRONMENT. We perform our work under a variety of conditions, including but not limited to, difficult terrain, difficult site conditions and busy urban centers where delivery of materials and availability of labor may be impacted, clean-room environments where strict procedures must be followed and sites which may have been exposed to environmental hazards. Performing work under these conditions can negatively affect efficiency and, therefore, our profitability.

      OUR DEPENDENCE UPON FIXED PRICE CONTRACTS COULD ADVERSELY AFFECT OUR BUSINESS. We currently generate, and expect to continue to generate, a significant portion of our revenues under fixed price contracts. We must estimate the costs of completing a particular project to bid for fixed price contracts. The cost of labor and materials, however, may vary from the costs we originally estimated. These variations, along with other risks, inherent in performing fixed price contracts, may cause actual revenues and gross profits from projects to differ from those we originally estimated and could result in reduced profitability or losses on projects. Depending upon the size of a particular project, variations from the estimated contract costs can have a significant impact on our operating results for any fiscal quarter or year.

      WE COULD INCUR ADDITIONAL COSTS TO COVER GUARANTEES. In some instances, we guarantee completion of a project by a specific date, achievement of certain performance standards or performance of our services at a certain standard of quality. If we subsequently fail to meet such guarantees, we may be held responsible for costs resulting from such failure. Such failure could result in our payment in the form of contractually agreed upon liquidated or other damages. To the extent that any of these events occur, the total costs of a project could exceed the original estimated costs, and we would experience reduced profits or, in some cases, a loss.

      MANY OF OUR CONTRACTS, ESPECIALLY OUR FACILITIES SERVICES CONTRACTS, MAY BE CANCELED ON SHORT NOTICE, AND WE MAY BE UNSUCCESSFUL IN REPLACING SUCH CONTRACTS IF THEY ARE CANCELED OR AS THEY ARE COMPLETED OR EXPIRE. We could experience a decrease in revenue, net income and liquidity if any of the following occur:

      o     customers cancel a significant number of contracts;

      o we fail to win a significant number of our existing contracts upon rebid;

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

      o     attract new customers; and

      o     increase the number of projects performed for existing customers.

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

      WE MAY BE UNABLE TO ATTRACT AND RETAIN QUALIFIED EMPLOYEES. Our ability to grow and maintain productivity and profitability will be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We cannot be certain that we will be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy or that labor expenses will not increase as a result of a shortage in the supply of these skilled personnel. Labor shortages or increased labor costs could impair our ability to maintain our business or grow our revenues.

      OUR FAILURE TO COMPLY WITH ENVIRONMENTAL LAWS COULD RESULT IN SIGNIFICANT LIABILITIES. Our operations are subject to various environmental laws and regulations, including those dealing with the handling and disposal of waste products, PCBs and fuel storage. A violation of such laws and regulations may expose us to liabilities, including remediation costs and fines. We own and lease many facilities. Some of these facilities contain fuel storage tanks which may be above or below ground. If these tanks were to leak, we could be responsible for the cost of remediation as well as potential fines. As a part of our business, we also install fuel storage tanks and are sometimes required to deal with hazardous materials, all of which may expose us to environmental liability.

      In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks, or the imposition of new clean-up requirements could require us to incur significant costs or become the basis for new or increased liabilities that could harm our financial condition and results of operations. In certain instances, we have obtained indemnification or covenants from third parties (including predecessors or lessors) for such clean-up and other obligations and liabilities that we believe are adequate to cover such obligations and liabilities. However, such third-party indemnities or covenants may not cover all of such costs or third-party indemnitors may default on their obligations. In addition, unanticipated obligations or liabilities, or future obligations and liabilities, may have a material adverse effect on our business operations or financial condition. Further, we cannot be certain that we will be able to identify, or be indemnified for, all potential environmental liabilities relating to any acquired business.

      ADVERSE RESOLUTION OF LITIGATION MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION. We are a party to lawsuits most of which are in the normal course of our business. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse affect on our business, operating results, financial condition, and in some cases, on our reputation. See Item 3. Legal Proceedings for more information regarding certain lawsuits in which we are involved.

      OPPORTUNITIES WITHIN THE GOVERNMENT SECTOR COULD LEAD TO INCREASED GOVERNMENTAL REGULATION APPLICABLE TO US AND UNRECOVERABLE START-UP COSTS. Most government contracts are awarded through a regulated competitive bidding process. As we pursue increased opportunities in the government arena, particularly in our facilities services segment, management's focus associated with the start-up and bidding process may be diverted away from other opportunities. If we are to be successful in being awarded additional government contracts, a significant amount of costs could be required before any revenues are realized from these contracts. In addition, as a government contractor we are subject to a number of procurement rules and other regulations, any deemed violation of which could lead to fines or penalties or a loss of business. Government agencies routinely audit and investigate government contractors. Government agencies may review a contractor's performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. If government agencies determine through these audits or reviews that costs are improperly allocated to specific contracts, they will not reimburse the contractor for those costs or may require the contractor to refund previously reimbursed costs. If government agencies determine that we are engaged in improper activity, we may be subject to civil and criminal penalties. Government contracts are also subject to renegotiation of profit, termination by the government prior to the expiration of the term and non-renewal by the government.

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

      Surety market conditions have in the last few years become more difficult as a result of significant losses incurred by many surety companies, both in the construction industry as well as in certain large corporate bankruptcies. Consequently, less overall bonding capacity is available in the market than in the past, and surety bonds have become more expensive and restrictive. Further, under standard terms in the surety market, surety companies issue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing any bonds.

      Current or future market conditions, as well as changes in our sureties' assessment of their operating and financial risk, could cause our surety companies to decline to issue, or substantially reduce the amount of, bonds for our work and could increase our bonding costs. These actions can be taken on short notice. If our surety companies were to limit or eliminate our access to bonding, our alternatives would include seeking bonding capacity from other surety companies, increasing business with clients that do not require bonds and posting other forms of collateral for project performance, such as letters of credit, or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. Accordingly, if we were to experience an interruption or reduction in the availability of bonding capacity, we may be unable to compete for or work on certain projects.

      WE ARE EFFECTIVELY SELF-INSURED AGAINST MANY POTENTIAL LIABILITIES. Although we maintain insurance policies with respect to a broad range of risks, including automobile liability, general liability, workers compensation and employee group health, these policies do not cover all possible claims and certain of the policies are subject to large deductibles. Accordingly, we are effectively self-insured for a substantial number of actual and potential claims. Our estimates for unpaid claims and expenses are based on known facts, historical trends and industry averages utilizing the assistance of an actuary. We reflect these liabilities in our balance sheet as "Other accrued expenses and liabilities" and "Other long-term obligations." The determination of such estimated liabilities and their appropriateness are reviewed and updated at least quarterly. However, these liabilities are difficult to assess and estimate due to many relevant factors, the effects of which are often unknown, including the severity of an injury or damage, the determination of liability in proportion to other parties, the timeliness of reported claims, the effectiveness of our risk management and safety programs and the terms and conditions of our insurance policies. Our accruals are based upon known facts, historical trends and our reasonable estimate of future expenses, and we believe such accruals are adequate. However, unknown or changing trends, risks or circumstances, such as increases in claims, a weakening economy, increases in medical costs, changes in case law or legislation or changes in the nature of the work we perform, could render our current estimates and accruals inadequate. In such case, adjustments to our balance sheet may be required and these increased liabilities would be recorded in the period that the experience becomes known. Insurance carriers may be unwilling, in the future, to provide our current levels of coverage without a significant increase in insurance premiums and/or collateral requirements to cover our deductible obligations. Increased collateral requirements may be in the form of additional letters of credit, and an increase in collateral requirements could significantly reduce our liquidity. If insurance premiums increase, and/or if insurance claims are higher than our estimates, our profitablilty could be adversely affected.

      OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED AS A RESULT OF GOODWILL IMPAIRMENTS. When we acquire a business, we record an asset called "goodwill" equal to the excess amount paid for the business, including liabilities assumed, over the fair value of the tangible and intangible assets of the business acquired. In 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations" which requires that all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142") provides that goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. Statement 142 also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. Statement 142 requires management to make certain esti-mates and assumptions to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Fair value is determined using discounted estimated future cash flow. Absent any impairment indicators, we perform impairment tests annually each October 1. Impairments, if any, would be recognized as operating expenses and would adversely affect profitability.

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

      WE ACCOUNT FOR THE MAJORITY OF OUR CONSTRUCTION PROJECTS USING THE PERCENTAGE-OF-COMPLETION ACCOUNTING METHOD; THEREFORE, VARIATIONS OF ACTUAL RESULTS FROM OUR ASSUMPTIONS MAY REDUCE OUR PROFITABILITY. We recognize revenue on construction contracts using the percentage-of-completion accounting method. See Application of Critical Accounting Policies in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Under the percentage-of-completion accounting method, we record revenue as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date bear to total estimated costs. Accordingly, contract revenue and total cost estimates are reviewed and revised monthly as the work progresses. Adjustments are reflected in contract revenue in the period when such estimates are revised. Estimates are based on management's reasonable assumptions and experience, but are only estimates. Variation of actual results from assumptions on an unusually large project or on a number of average size projects could be material. We are also required to immediately recognize the full amount of the estimated loss on a contract when estimates indicate such a loss. Such adjustments and accrued losses could result in reduced profitability which could negatively impact our cash flow from operations.

      CERTAIN PROVISIONS OF OUR CORPORATE GOVERNANCE DOCUMENTS COULD MAKE AN ACQUISITION OF US, OR A SUBSTANTIAL INTEREST IN US, MORE DIFFICULT. The following provisions of our certificate of incorporation and bylaws, as currently in effect, as well as our stockholder rights plan and Delaware law, could discourage potential proposals to acquire us, delay or prevent a change in control of us or limit the price that investors may be willing to pay in the future for shares of our common stock:

      o our certificate of incorporation permits our board of directors to issue "blank check" preferred stock and to adopt amendments to our bylaws;

      o     our  bylaws  contain   restrictions   regarding  the  right  of  our
            stockholders to nominate directors and to submit proposals to be considered at stockholder meetings;

      o our certificate of incorporation and bylaws restrict the right of our stockholders to call a special meeting of stockholders and to act by written consent;

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

      None.

ITEM 2. PROPERTIES

      Our operations are conducted primarily in leased properties. The following table lists major facilities, both leased and owned, and identifies the business segment that is the principal user of each such facility.

                                                                LEASE EXPIRATION
                                                APPROXIMATE       DATE, UNLESS
                                                SQUARE FEET           OWNED
                                                -----------     ----------------
CORPORATE HEADQUARTERS
301 Merritt Seven
Norwalk, Connecticut .........................     32,500           10/31/09

OPERATING FACILITIES
4050 Cotton Center Boulevard
Phoenix, Arizona (a) .........................     30,603            3/31/08

1200 North Sickles Drive
Tempe, Arizona (b) ...........................     29,000              Owned

601 S. Vincent Avenue
Azusa, California (c) ........................     33,450           10/31/08

3208 Landco Drive
Bakersfield, California (c) ..................     49,875            6/30/07

1168 Felser Street
El Cajon, California (b) .....................     48,360            8/31/10

24041 Amador Street
Hayward, California (b) ......................     40,000           10/31/11

25601 Clawiter Road
Hayward, California (b) ......................     34,800            6/30/14

4462 Corporate Center Drive
Los Alamitos, California (c) .................     57,863            8/14/11

825 Howe Road
Martinez, California (c) .....................    109,800           12/31/12

8670 Younger Creek Drive
Sacramento, California (a) ...................     54,135            1/13/12

9505 and 9525 Chesapeake Drive
San Diego, California (c) ....................     25,124           12/31/11

4405 and 4420 Race Street
Denver, Colorado (b) .........................     31,340            9/30/16

345 Sheridan Boulevard
Lakewood, Colorado (c) .......................     63,000              Owned

3145 Northwoods Parkway
Norcross, Georgia (c) ........................     25,808            1/31/12

400 Lake Ridge Drive
Smyrna, Georgia (a) ..........................     30,000            3/30/12

3100 Woodcreek Drive
Downers Grove, Illinois (c) ..................     55,551            7/31/17

1406 Cardinal Court
Urbana, Illinois (b) .........................     33,750            10/1/07

7614 and 7720 Opportunity Drive
Fort Wayne, Indiana (b) ......................    136,695           10/31/08

2655 Garfield Road
Highland, Indiana (c) ........................     45,816            6/30/11

3100 Brinkerhoff Road
Kansas City, Kansas (b) ......................     42,836           11/30/07

2118 W. Harry
Wichita, Kansas (b) ..........................     25,600            8/31/07

                                                                LEASE EXPIRATION
                                                APPROXIMATE       DATE, UNLESS
                                                SQUARE FEET           OWNED
                                                -----------     ----------------
4530 Hollins Ferry Road
Baltimore, Maryland (b) ......................     26,792              Owned

80 Hawes Way
Stoughton, Massachusetts (a) (b) .............     36,000            6/10/13

3555 W. Oquendo Road
Las Vegas, Nevada (c) ........................     90,000           11/30/08

348 New Country Road
Secaucus, New Jersey (b) .....................     37,905           12/31/07

301 and 305 Suburban Avenue
Deer Park, New York (b) ......................     33,535            3/31/10

111-01 and 109-15 14th Avenue
College Point, New York (c) ..................     82,000            2/28/11

516 West 34th Street
New York, New York (c) .......................     25,000            6/30/12

Two Penn Plaza
New York, New York (a) (c) ...................     55,891            1/31/16

704 Clinton Avenue South
Rochester, New York (a) ......................     30,000            7/31/11

2900 Newpark Drive
Barberton, Ohio (b) ..........................     88,131            9/30/13

10,14,15,17 and 21 West Voorhees Street
Cincinnati, Ohio (a) .........................     34,189            9/30/11

3976 Southern Avenue
Cincinnati, Ohio (a) .........................     44,815           12/31/08

2300-2310 International Street
Columbus, Ohio (c) ...........................     25,500           10/31/07

9815 Roosevelt Boulevard
Philadelphia, Pennsylvania (a) ...............     33,405           11/30/11

4067 New Getwell Road
Memphis, Tennessee (a) .......................     36,000            8/28/07

5550 Airline Drive
Houston, Texas (b) ...........................     78,483           12/31/09

512 Norwood Drive
Houston, Texas (b) ...........................     28,000           12/31/09

515 Norwood Drive
Houston, Texas (b) ...........................     25,780           12/31/09

1574 South West Temple
Salt Lake City, Utah (c) .....................    120,904           12/31/07

320 23rd Street
Arlington, Virginia (a) ......................     43,028             3/5/10

22930 Shaw Road
Dulles, Virginia (c) .........................     32,616            2/28/15

3280 Formex Road
Richmond, Virginia (a) .......................     30,640            7/31/08

8657 South 190th Street
Kent, Washington (b) .........................     46,125            6/30/08

6950 Gisholt Drive
Madison, Wisconsin (b) .......................     32,000            5/30/09

400 Parkdale Avenue N
Hamilton, Ontario, Canada (d) ................     48,826            5/24/11

      We believe that our property, plant and equipment are well maintained, in good operating condition and suitable for the purposes for which they are used.

      See Note K - Commitments and Contingencies of the notes to consolidated financial statements for additional information regarding lease costs. We utilize substantially all of our leased or owned facilities and believe there will be no difficulty either in negotiating the renewal of our real property leases as they expire or in finding alternative space, if necessary.

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

ITEM 3. LEGAL PROCEEDINGS

      In July 2003, our subsidiary, Poole and Kent Corporation ("Poole & Kent"), was served with a subpoena duces tecum by a grand jury empanelled by the United States District Court for the District of Maryland investigating, among other things, public corruption and fraud in the use of minority and woman-owned business enterprises. On April 26, 2004, Poole & Kent was identified as a target of that investigation. Poole & Kent has cooperated with investigators from the time it first learned of the investigation, has responded to various subpoenas and requests for documents and other information, and, in the course of its cooperation with investigators, has waived its attorney client privilege and other client/lawyer confidentiality protections. In connection with such investigation, on September 6, 2005, a former employee of Poole & Kent and his wife pled guilty to federal mail fraud charges that they used a fraudulent woman's owned business enterprise ("WBE") in order to enrich themselves, to help Poole & Kent qualify for certain public construction projects and to corrupt a former Maryland state senator. The former employee also pled guilty to filing a false federal personal income tax return as a result of his failure to report on his federal income tax return the value of free work that was done at his home by Poole & Kent. On October 17, 2005, the grand jury returned an indictment charging W. David Stoffregen ("Stoffregen"), the former President and Chief Executive Officer of Poole & Kent, and a former Maryland state senator and his wife with racketeering, mail fraud and related offenses, related to the fraudulent WBE and corruption schemes. On October 26, 2005, a former Poole & Kent project manager pled guilty to making false statements to federal investigators during the grand jury investigation. More recently, on October 20, 2006, Stoffregen's former administrative assistant pled guilty to a charge of misprision of a felony for deliberately withholding from investigators and the grand jury a scheme by Stoffregen to defraud Poole & Kent. On December 4, 2006, Stoffregen entered a plea of guilty to racketeering conspiracy, mail fraud and tax charges, related to the fraudulent WBE scheme, his efforts to corrupt the Maryland state senator and his defrauding of Poole & Kent. Poole & Kent had terminated Stoffregen prior to his indictment in October 2005 because of his refusal to cooperate with federal investigators.

      On March 14, 2003, John Mowlem Construction plc ("Mowlem") presented a claim in arbitration against our United Kingdom subsidiary, EMCOR Group (UK) plc (formerly named EMCOR Drake & Scull Group plc) ("D&S"), in connection with a subcontract D&S entered into with Mowlem with respect to a project for the United Kingdom Ministry of Defence at Abbey Wood in Bristol, U.K. Mowlem seeks damages arising out of alleged defects in the D&S design and construction of the electrical and mechanical engineering services for the project. Mowlem's claim is for 39.5 million British pounds sterling (approximately $77.3 million), which includes costs allegedly incurred by Mowlem in connection with rectification of the alleged defects, overhead, legal fees, delay and disruption costs related to such defects, and interest on such amounts. The claim also includes amounts in respect of liabilities that Mowlem accepted in connection with a settlement agreement it entered into with the Ministry of Defence and which it claims are attributable to D&S. D&S believes it has good and meritorious defenses to the Mowlem claim. D&S has denied liability and has asserted a counterclaim for approximately 11.6 million British pounds sterling (approximately $22.7 million) for certain design, labor and delay and disruption costs incurred by D&S in connection with its subcontract with Mowlem.

      A civil action (the "First Anti-Trust Action") is pending against our subsidiary Forest Electric Corp. ("Forest") and seven other defendants in the United States District Court for the Southern District of New York under the Sherman Act and New York common law by competitors whose employees are not members of International Brotherhood of Electrical Workers, Local #3 (the "IBEW"). The action alleges, among other things, that Forest, six other electrical contractors and the IBEW from at least 1996 through 2002, conspired to prevent competition and to monopolize the market for telecommunications wiring services in the New York City area thereby excluding plaintiffs from wiring jobs in that market. Plaintiffs allege they have lost profits as a result of this concerted activity and seek damages in the amount of $50.0 million after trebling plus attorney's fees and unspecified compensatory and punitive damages on their common law claims. However, plaintiffs' damages expert has stated in his pre-trial deposition that he estimates plaintiffs' total damages of $8.7 million before trebling. Forest has denied the allegations of wrongdoing set forth in the complaint, and pre-trial discovery has been completed. No trial date has been set by the Court. Defendants are scheduled to move for summary judgment dismissing all claims in February 2007. The parties do not know when the motion will be decided, and there is no assurance that the motion will be granted in the action.

      Another civil action (the "Second Anti-Trust Action") is pending against Forest and seven other defendants in the United States District Court for the Southern District of New York under the Sherman Act and New York common law by a competitor, who is one of the plaintiffs in the First Anti-Trust Action described above, and whose employees are not members of the IBEW. The Second Anti-Trust Action alleges, among other things, that Forest, six other electrical contractors (four of whom were named as defendants in the First Anti-Trust Action) and the IBEW conspired from at least January 2003 to prevent competition in the market for telecommunications wiring services in the New York City area thereby excluding plaintiffs from wiring jobs in that market. Plaintiff alleges that it lost profits as a result of the concerted activity and seeks an undetermined amount of damages for its anti-trust claims, which it seeks to have trebled, plus attorneys' fees and alleges $30.0 million in compensatory damages and unspecified punitive damages for its common law claims. Forest has not yet answered the complaint.

      We are involved in other proceedings in which damages and claims have been asserted against us. We believe that we have a number of valid defenses to such proceedings and claims and intend to vigorously defend ourselves and do not believe that any significant liabilities will result.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted for a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2006.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

      FRANK T.  MACINNIS,  Age 60;  Chairman  of the Board  and Chief  Executive
Officer of the Company since April 1994. Mr. MacInnis was elected to the additional position of President on February 26, 2004 and served as such until October 25, 2004. He also served as President of the Company from April 1994 to April 1997. From April 1990 to April 1994, Mr. MacInnis served as President and Chief Executive Officer, and from August 1990 to April 1994 as Chairman of the Board, of Comstock Group, Inc., a nationwide electrical contracting company. From 1986 to April 1990, Mr. MacInnis was Senior Vice President and Chief Financial Officer of Comstock Group, Inc. In addition, from 1986 to April 1994, Mr. MacInnis was also President of Spie Group Inc., which had interests in Comstock Group, Inc., Spie Construction Inc., a Canadian pipeline construction company, and Spie Horizontal Drilling Inc., a U.S. company, engaged in underground drilling for the installation of pipelines and communications cable.

      ANTHONY J. GUZZI, Age 42; President and Chief Operating Officer since October 25, 2004. From August 2001, until he joined the Company, Mr. Guzzi served as President of the North American Distribution and Aftermarket Division of Carrier Corporation ("Carrier"). Carrier is a manufacturer and distributor of commercial and residential HVAC and refrigeration systems and equipment and a provider of aftermarket services and components of its own products and those of other manufacturers in both the HVAC and refrigeration industries. From January 2001 to August 2001, Mr. Guzzi was President of Carrier's Commercial Systems and Services Division and from June 1998 to December 2000, he was Vice President and General Manager of Carrier's Commercial Sales and Services Division.

      SHELDON I. CAMMAKER, Age 67 ; Executive Vice President and General Counsel of the Company since September 1987 and Secretary of the Company since May 1997. Prior to September 1987, Mr. Cammaker was a senior partner of the New York City law firm of Botein, Hays & Sklar.

      MARK A. POMPA, Age 42; Executive Vice President and Chief Financial Officer of the Company since April 3, 2006. From June 2003 to April 2, 2006, Mr. Pompa was Senior Vice President - Chief Accounting Officer of the Company, and from June 2003 to January 2007, Mr. Pompa was also Treasurer of the Company. From September 1994 to June 2003, Mr. Pompa was Vice President and Controller of the Company.

      R. KEVIN MATZ, Age 48; Senior Vice President - Shared Services of the Company since June 2003. From April 1996 to June 2003, Mr. Matz served as Vice President and Treasurer of the Company and Staff Vice President - Financial Services of the Company from March 1993 to April 1996. From March 1991 to March 1993, Mr. Matz was Treasurer of Sprague Technologies Inc., a manufacturer of electronic components.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      MARKET INFORMATION. Our common stock trades on the New York Stock Exchange under the symbol "EME".

      The following table sets forth high and low sales prices for our common stock for the periods indicated as reported by the New York Stock Exchange, adjusted for a 2-for-1 stock split effected in the form of a 100% stock distribution made on February 10, 2006:

      2006                                                  HIGH            LOW
      ----                                                  ----            ---
      First Quarter ................................       $49.96         $33.75
      Second Quarter ...............................       $52.65         $42.22
      Third Quarter ................................       $57.70         $42.66
      Fourth Quarter ...............................       $63.89         $53.26

      2005                                                  HIGH            LOW
      ----                                                  ----            ---
      First Quarter ................................       $24.95         $20.90
      Second Quarter ...............................       $25.50         $21.76
      Third Quarter ................................       $29.76         $24.15
      Fourth Quarter ...............................       $36.14         $27.98

      HOLDERS. As of February 16, 2007, there were 106 stockholders of record and, as of that date, we estimate there were approximately 10,900 beneficial owners holding our common stock in nominee or "street" name.

      DIVIDENDS. We did not pay dividends on our common stock during 2006 or 2005, and we do not anticipate that we will pay dividends on our common stock in the foreseeable future. Our working capital credit facility limits the payment of dividends on our common stock.

      SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. The following table summarizes, as of December 31, 2006, equity compensation plans that were approved by stockholders and equity compensation plans that were not approved by stockholders. The information in the table and in the Notes thereto have been adjusted for the 2-for-1 stock split effected on February 10, 2006.

                                                                Equity Compensation Plan Information
                                                     A                            B                             C
                                        --------------------------      --------------------         -----------------------
                                                                                                      NUMBER OF SECURITIES
                                                                                                     REMAINING AVAILABLE FOR
                                                                                                      FUTURE ISSUANCE UNDER
                                        NUMBER OF SECURITIES TO BE        WEIGHTED AVERAGE             EQUITY COMPENSATION
                                          ISSUED UPON EXERCISE OF         EXERCISE PRICE OF             PLANS (EXCLUDING
                                           OUTSTANDING OPTIONS,         OUTSTANDING OPTIONS,         SECURITIES REFLECTED IN
PLAN CATEGORY                               WARRANTS AND RIGHTS          WARRANTS AND RIGHTS                COLUMN A)
---------------------                   --------------------------      --------------------         -----------------------
Equity Compensation
  Plans Approved
  by Security Holders                           1,355,189                       $23.77                      916,560(2)

Equity Compensation
  Plans Not Approved
  by Security Holders                           1,911,084(1)                    $18.94                       51,058(3)
                                               ----------                                                ----------
Total                                           3,266,273                       $20.94                      967,618
                                               ==========                                                ==========

----------
(1) 34,666 shares relate to outstanding options to purchase shares of our common stock which were granted to our employees (other than executive officers) (the "Employee Options"), 1,785,866 shares relate to outstanding options to purchase shares of our common stock which were granted to our executive officers (the "Executive Options"), 24,000 shares relate to outstanding options to purchase shares of our common stock which were granted to our Directors (the "Director Options"), and 66,552 shares relate to restricted common stock units ("RSUs") described below under "Restricted Share Units."
(2) Includes 95,862 shares of our common stock available for future issuance under our 1997 Non-Employee Directors' Non-Qualified Stock Option Plan (the "1997 Directors' Plan"), 600 shares of our common stock available for future issuance under our 2003 Management Stock Incentive Plan, 772,238 shares of our common stock available for future issuance under our 2005 Management Stock Incentive Plan and 47,860 shares of our common stock available for future issuance under our 2005 Stock Plan for Directors. The shares available for future issuance under our 2003 and 2005 Management Stock Incentive Plans may be issuable in respect of options and/or stock appreciation rights granted under the Plan and/or may also be issued pursuant to the award of restricted stock, unrestricted stock and/or awards that are valued in whole or in part by reference to, or are otherwise based on the fair market value of, our common stock. Our shares of common stock that remain available for issuance under our 2005 Stock Plan for Directors are issuable to each non-employee director who elects to receive $40,000 of his non-cash annual retainer in shares of our common stock. The number of shares issuable to each such director is determined by dividing $40,000 by the fair market value of a share of our common stock as of the first business day of each calendar year and increasing such resulting number by 20%. One-half of such shares are to be delivered to the director promptly after the first business day of the calendar year, and the other half are held by us for one year after which they are to be delivered to the director.
(3)   Represents shares relating to the grant of RSUs.

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

      180,000 of the Executive Options referred to in note (1) to the Table were granted to six of our executive officers in connection with their employment agreements with us, which employment agreements were made as of January 1, 1998, as amended (the "1998 Employment Agreements") and have since expired. Pursuant to the terms of the 1998 Employment Agreements, each such executive officer received a fixed number of Executive Options on the first business day of 2000 and 2001 with respective exercise prices of $8.78 and $12.72 per share; in addition, Mr. MacInnis, our Chairman of the Board and Chief Executive Officer, received an additional grant under his 1998 Employment Agreement of an option to purchase 400,000 shares with an exercise price of $9.88 per share. Such Executive Options vested on the first anniversary of the grant date, other than the option granted to Mr. MacInnis for 400,000 shares which vested in four equal installments based upon our common stock reaching target stock prices of $12.50, $15.00, $17.50 and $20.00.

      1,205,866 of the Executive Options referred to in note (1) to the Table were granted to six executive officers in connection with employment agreements with us, which employment agreements were dated January 1, 2002 (the "2002 Employment Agreements") and have since expired, and 60,000 of the Executive Options were granted to Mr. Anthony Guzzi, our President and Chief Operating Officer, when he joined us in October 2004. Of these Executive Options, (i) an aggregate amount of 275,800 of such Executive Options were granted on December 14, 2001 (exercisable in full upon grant) with an exercise price of $20.85 per share, (ii) an aggregate amount of 231,400 of such Executive Options were granted on January 2, 2002 with an exercise price of $23.18 per share, (iii) an aggregate amount of 253,870 of such Executive Options were granted on January 2, 2003 with an exercise price of $27.37 and (iv) an aggregate amount of 384,796 of such Executive Options were granted on January 2, 2004 with an exercise price of $21.92. The Executive Options referred to above in clause (i) were exercisable in full on the grant date; the Executive Options referred to above in clauses
(ii), (iii) and (iv) provided that they were exercisable as follows: one-fourth on the grant date, one-fourth on the first anniversary of the grant date, one-fourth on the second anniversary of the grant date and one-fourth on the last business day of the calendar year immediately preceding the third anniversary of the grant date. During 2004, the out-of-the-money Executive Options referred to in clauses (iii) and (iv) were vested in full in anticipation of a change in accounting rules requiring the expensing of stock options beginning in January 2006. The options granted to Mr. Guzzi are exercisable in three equal annual installments, commencing with the first anniversary of the date of grant.

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

      During 2002, each of our non-employee directors received 4,000 Director Options. These options were in addition to the 6,000 options to purchase our common stock that were granted to each non-employee director under our 1995 Non-Employee Directors' Non-Qualified Stock Option Plan, which plan has been approved by our stockholders. The price at which such Director Options are exercisable is equal to the fair market value per share of common stock on the grant date. The exercise price per share of the Director Options is $27.75 per share, except those granted to Mr. Michael T. Yonker, upon his election to the Board on October 25, 2002, which have an exercise price of $25.88 per share. All of these options became exercisable commencing with the grant date and have a term of ten years from the grant date.

RESTRICTED SHARE UNITS

      An Executive Stock Bonus Plan (the "Stock Bonus Plan") was adopted by our Board of Directors in October 2000 and amended on December 11, 2003. Pursuant to the Stock Bonus Plan, as amended, 25% of the annual bonus earned by each executive officer is automatically credited to him in the form of Restricted Stock Units ("RSUs") that will subsequently be converted into shares of our common stock at a 15% discount from the fair market value of common stock as of the date the annual bonus is determined. The units are to be converted into shares of common stock and delivered to the executive officer on the earliest of: (i) the first business day following the day upon which we release to the public generally our results in respect of the fourth quarter of the third calendar year following the year in respect of which the RSUs were granted ("Release Date"); (ii) the executive officer's termination of employment for any reason;

or (iii) immediately prior to a "change of control" (as defined in the Stock Bonus Plan). In addition, pursuant to the Stock Bonus Plan, each executive officer was permitted at his election to cause all or part of his annual bonus not automatically credited to him in the form of RSUs under the Stock Bonus Plan to be credited to him in the form of units ("Voluntary Units") that will subsequently be converted into common stock at a 15% discount from the fair market value of common stock as of the date the annual bonus is determined. An election to accept Voluntary Units under the Stock Bonus Plan had to be made at least six months prior to the end of calendar year in respect of which the bonus will be payable. These Voluntary Units are to be converted into shares of common stock and delivered to the executive officer on the earliest of (i) the date elected by the executive officer, but in no event earlier than the Release Date,
(ii) the executive officer's termination of employment or (iii) immediately prior to a "change of control."

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

      As required, the results of operations for all years presented have been adjusted to reflect a 2-for-1 stock split effected in the form of a 100% stock distribution made February 10, 2006. See Note H - Common Stock of the notes to consolidated financial statements for additional information. The results of operations for all years presented reflect discontinued operations accounting due to the sale of a subsidiary in 2006 and in 2005.

INCOME STATEMENT DATA
(In thousands, except per share data)

                                                                                YEARS ENDED DECEMBER 31,
                                                        --------------------------------------------------------------------------
                                                           2006            2005            2004            2003            2002
                                                        ----------      ----------      ----------      ----------      ----------
Revenues ...........................................    $5,021,036      $4,696,603      $4,698,126      $4,477,046      $3,943,504
Gross profit .......................................       567,677         498,415         443,059         476,311         479,140
Operating income ...................................       118,044          80,895          42,222          47,926         115,974
Net income .........................................    $   86,634      $   60,042      $   33,207      $   20,621      $   62,902
                                                        ==========      ==========      ==========      ==========      ==========
Basic earnings per share - continuing operations ...    $     2.76      $     1.96      $     1.09      $     0.70      $     2.13
Basic earnings per share - discontinued operations .         (0.02)          (0.03)          (0.00)          (0.01)          (0.01)
                                                        ----------      ----------      ----------      ----------      ----------
                                                        $     2.74      $     1.93      $     1.09      $     0.69      $     2.12
                                                        ==========      ==========      ==========      ==========      ==========
Diluted earnings per share - continuing operations .    $     2.67      $     1.92      $     1.07      $     0.68      $     2.05
Diluted earnings per share - discontinued operations         (0.02)          (0.03)          (0.00)          (0.01)          (0.01)
                                                        ----------      ----------      ----------      ----------      ----------
                                                        $     2.65      $     1.89      $     1.07      $     0.67      $     2.04
                                                        ==========      ==========      ==========      ==========      ==========

BALANCE SHEET DATA
(In thousands)

                                                                                    AS OF DECEMBER 31,
                                                        --------------------------------------------------------------------------
                                                           2006            2005            2004            2003            2002
                                                        ----------      ----------      ----------      ----------      ----------
Stockholders' equity (1) ...........................    $  710,309      $  615,436      $  562,361      $  521,356      $  489,870
Total assets .......................................    $2,089,023      $1,778,941      $1,817,969      $1,795,247      $1,758,491
Goodwill ...........................................    $  288,165      $  283,412      $  279,432      $  277,994      $  290,412
Notes payable ......................................    $       --      $       --      $       --      $       --      $   21,815
Borrowings under working capital credit lines ......    $       --      $       --      $   80,000      $  139,400      $  112,000
Other long-term debt, including current maturities .    $      332      $      387      $      476      $      589      $    1,015
Capital lease obligations ..........................    $    1,566      $    1,570      $    1,662      $      339      $      351

----------
(1) No cash dividends on the Company's common stock have been paid during the past five years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      We are one of the largest electrical and mechanical construction and facilities services firms in the United States, Canada, the United Kingdom and in the world. We provide services to a broad range of commercial, industrial, utility and institutional customers through approximately 70 principal operating subsidiaries and joint venture entities. Our offices are located throughout the United States, in Canada and in the United Kingdom. In the United Arab Emirates, we carry on business through two joint ventures.

OVERVIEW

      The following table presents selected financial data for the fiscal years ended December 31, 2006, 2005 and 2004 (in millions, except percentages and earnings per share):

                                                                   2006          2005          2004
                                                                ---------     ---------     ---------
Revenues ...................................................    $ 5,021.0     $ 4,696.6     $ 4,698.1
Revenues increase from prior year ..........................          6.9%           --           4.9%
Operating income ...........................................    $   118.0     $    80.9     $    42.2
Operating income as a percentage of revenues ...............          2.4%          1.7%          0.9%
Net income .................................................    $    86.6     $    60.0     $    33.2
Diluted earnings per share .................................    $    2.65     $    1.89     $    1.07
Cash flows provided by operating activities ................    $   209.3     $   145.7     $    43.6

      Our results of operations for 2006 benefited from a strong commercial construction business cycle and a greater availability of generally higher gross margin work in the United States than was the case in 2005. All of our operating segments reported positive operating income for 2006 for the first time since 2002, exclusive of our Other international construction and facilities services segment that consisted of two small joint ventures in the Middle East during this time period. In particular, the commercial, hospitality, high-tech, food and pharmaceutical sectors contributed to the general improvement in our United States construction profits. Our United States facilities services segment benefited from the addition of new site-based facilities services contracts and strong demand for mobile services. Our United States mechanical construction and facilities services segment also benefited from the absence of an $11.7 million non-cash expense recorded in 2005 with respect to a civil action. Included in net income from continuing operations were favorable income tax adjustments of $16.1 million and $17.5 million for 2006 and 2005, respectively. The general market improvements in results for 2006 were partially offset by fewer transportation infrastructure and financial services projects, which had produced higher operating margins in 2005 than in 2006 and had increased the reported operating income as a percentage of revenues for 2005, and by larger than usual losses on certain contracts particularly within the United States electrical construction and facilities services segment. Additionally, our 2006 results, when compared to 2005, were negatively impacted by the absence of a $5.6 million favorable insurance settlement, which primarily affected the United States electrical construction and facilities services segment. 2006 results also were negatively impacted by a $4.0 million expense, or $0.07 per basic and diluted share after income tax, relating to the effect of the adoption of Statement No. 123(R) "Share-Based Payment" ("Statement 123(R)") issued by the Financial Accounting Standards Board ("FASB").

      Cash flows provided by operating activities were $209.3 million for 2006, compared to $145.7 million for 2005. Our 2006 year ending cash and cash equivalents balance was $273.7 million compared to $103.8 million at the end of 2005. This improvement was primarily attributable to improved billing and collection practices and settlement of certain large contract claims and disputes. We continued to restructure parts of our business during 2006 resulting in $1.6 million of restructuring expense, which was primarily related to the reduction of personnel and leased facilities in our United States facilities services segment.

      Our net income and diluted earnings per share for 2005 compared to 2004 were positively impacted by: (a) generally improved performance on United States and United Kingdom construction contracts; (b) greater availability of generally higher margin discretionary project work in the United States and United Kingdom; (c) favorable income tax adjustments of $17.5 million; (d) the settlement of an insurance coverage related dispute which contributed approximately $5.6 million to operating income; (e) a generally improved economic environment, particularly for the United States and United Kingdom commercial construction industry; and (f) reduced losses in our Canada construction and facilities services segment. The favorable income tax adjustments of $17.5 million were comprised of a reversal of $22.7 million in income tax reserves that were no longer required, partially offset by a $5.2 million income tax provision related to a valuation allowance recorded to reduce deferred tax assets related to net operating losses and other temporary differences of our Canada construction and facilities services segment. The valuation allowance was required because of uncertainty at the time if the segment would have sufficient taxable income in the future to realize the income tax benefit of such deferred tax assets. The 2004 results also included favorable income tax adjustments of $13.9 million (see discussion below). Results for 2005 were negatively impacted by a non-cash expense of $11.7 million as a result of the UOSA Action.

      We have share-based compensation plans and programs. With the adoption of Statement 123(R) on January 1, 2006, all share-based payments to our employees and non-employee directors, including grants of stock options, have been recognized in the income statement based on their fair values utilizing the modified prospective method of accounting. The impact of the adoption of Statement 123(R) resulted in the recognition of $4.0 million of compensation expense in 2006. As a result, on an after income tax basis, net income was adversely impacted by $2.4 million, and basic and diluted earnings per share was adversely impacted by $0.07. Approximately $1.2 million of compensation expense, net of income taxes, will be recognized over the approximate 15 month remaining vesting period for stock options outstanding at December 31, 2006. Prior to January 1, 2006, we applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25") and related interpretations in accounting for stock options. Accordingly, no compensation expense had been recognized in the accompanying Consolidated Statements of Operations for 2005 and 2004 as permitted by Opinion 25 in respect of stock options vesting during those periods inasmuch as we granted stock options at fair market value. Compensation awards for which the liabilities fluctuate with changes in the market price of our common stock increased incentive-based compensation expense by $2.8 million for 2006 compared to 2005.

      A civil action ("the UOSA Action") was brought by a joint venture ("the JV") between our subsidiary Poole and Kent Corporation ("Poole & Kent") and an unrelated company against the Upper Occoquan Sewage Authority ("UOSA"), based on a material breach by UOSA of a construction contract. As a result of a jury decision on March 11, 2005 and subsequent rulings of the trial judge in the action, it was determined that the JV is entitled to be paid approximately $18.0 million in connection with the UOSA project in addition to the amounts it has already received from UOSA. UOSA has paid approximately $16.6 million of the $18.0 million, but is seeking to have a determination of the trial court reversed on appeal to the Virginia Supreme Court regarding its obligation to pay the balance. There is no assurance that the Virginia Supreme Court will hear the appeal or, if the appeal is heard, that it will be resolved in favor of the JV. Inasmuch as the jury decision and the trial judge's subsequent ruling did not reflect the amount sought by the JV following the trial we recorded a non-cash expense of approximately $8.7 million during the first quarter of 2005 following the jury decision on March 11, 2005 and an additional non-cash expense of approximately $3.0 million during the second quarter of 2005 following a ruling by the trial judge on June 27, 2005. These non-cash expenses reflected a write-off of unrecovered costs of Poole & Kent in completing certain work related to this project based on what we believe is probable of recovery by the JV based on current facts. (The unrecoverable costs were included in the balance sheet account "costs and estimated earnings in excess of billings on uncompleted contracts" in our consolidated balance sheet as of December 31, 2004.) The JV has asserted additional claims against UOSA relating to the same project which are also pending in the Fairfax, Virginia Circuit Court and another trial between the JV and UOSA is scheduled to commence in September 2007 in which the JV seeks damages in excess of $22.0 million. Upon the resolution of the additional claims referred to in the immediately preceding sentence, we may record income or additional non-cash expense. In accordance with the agreement establishing the JV, Poole & Kent is entitled to approximately one-half of the aggregate amounts paid and to be paid by UOSA to the JV.

OPERATING SEGMENTS

      We have the following reportable segments which provide services associated with the design, integration, installation, start-up, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; central plant heating and cooling; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; and roadway and transit lighting and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; water and wastewater treatment); (c) United States facilities services; (d) Canada construction and facilities services; (e) United Kingdom construction and facilities services; and (f) Other international construction and facilities services. The segment "United States facilities services" principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers' facilities (mobile maintenance and services; site-based operations and maintenance services; facilities management; installation and support for building systems; technical consulting and diagnostic services; small modification and retrofit projects; and program development, management and maintenance for energy systems, which services are not related to customers' construction programs. The Canada, United Kingdom and Other international segments perform electrical construction, mechanical construction and facilities services. "Other international construction and facilities services" represents our operations outside of the United States, Canada and the United Kingdom (currently in the Middle East). In August of 2004, we sold our interest in a South African joint venture.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

      Our reportable segments reflect, for all years presented, discontinued operations accounting due to the sale of one subsidiary in 2006 and one in 2005 and certain reclassifications of prior years amounts among the segments due to changes in our internal reporting structure.

REVENUES

      As described in more detail below, revenues for 2006 were $5.0 billion compared to $4.7 billion for 2005 and 2004. The increased revenue for 2006 compared to 2005 was primarily attributable to a strong commercial construction business cycle and to increased work for the hospitality, high-tech, food and pharmaceutical sectors. Although our total revenues in 2005 and 2004 were approximately the same, 2005 revenues when compared to 2004 were positively impacted by increased private sector commercial construction and discretionary project work, offset by planned curtailment of work on certain types of public sector and certain other longer-term projects by certain of our subsidiaries.

      As of December 31, 2006, our backlog was $3.50 billion, an all-time high, and as of December 31, 2005, backlog was $2.76 billion. This increase was primarily attributable to the strong United States commercial and hospitality construction market and continued sales efforts that have resulted in additional site-based service contracts for our United States facilities services segment. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry.

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

      The following table presents our revenues by each of our operating segments and the approximate percentages that each segment's revenues were of total revenues for the years ended December 31, 2006, 2005 and 2004 (in millions, except for percentages):

                                                                                % OF                  % OF                  % OF
                                                                     2006       TOTAL      2005       TOTAL      2004       TOTAL
                                                                   --------     -----    --------     -----    --------     -----
Revenues from unrelated entities:
  United States electrical construction and facilities services    $1,280.2       25%    $1,224.6       26%    $1,235.3       26%
  United States mechanical construction and facilities services     1,820.9       36%     1,671.6       36%     1,778.3       38%
  United States facilities services ...........................       960.7       19%       785.2       17%       725.2       15%
                                                                   --------              --------              --------
  Total United States operations ..............................     4,061.8       81%     3,681.4       78%     3,738.8       80%
  Canada construction and facilities services .................       287.8        6%       342.1        7%       280.8        6%
  United Kingdom construction and facilities services .........       671.4       13%       673.1       14%       678.5       14%
  Other international construction and facilities services ....          --       --           --       --           --       --
                                                                   --------              --------              --------
  Total worldwide operations ..................................    $5,021.0      100%    $4,696.6      100%    $4,698.1      100%
                                                                   ========              ========              ========

      Revenues of our United States electrical construction and facilities services segment for 2006 increased $55.6 million compared to 2005. The increase in revenues was primarily attributable to increased commercial work as a result of a stronger commercial construction market and greater availability of government project work. Revenues for 2005 decreased $10.7 million compared to 2004. This decrease in revenues was primarily attributable to reduced transportation infrastructure construction work and construction work for financial services firms, partially offset by increased commercial construction and discretionary project work generally due to the greater availability of such work.

      Revenues of our United States mechanical construction and facilities services segment for 2006 increased $149.3 million compared to 2005. The increase in revenues was primarily attributable to increased commercial work as a result of an overall stronger commercial construction market, including greater availability of work in the hospitality, high-tech, food and pharmaceutical sectors. Revenues for 2005 decreased $106.7 million compared to 2004. The revenues decrease was primarily attributable to a planned decrease in activities of certain subsidiaries related to the reduction in bidding for certain types of public sector projects and certain other long-term projects, partially offset by increased water and wastewater treatment and hospitality projects undertaken by certain of our subsidiaries and increased discretionary project work. The increase in discretionary project work was partially attributable to seasonably warm weather conditions in 2005 compared to unseasonably cool weather conditions in 2004.

      United States facilities services revenues, which include those operations that principally provide maintenance and consulting services, increased $175.5 million in 2006 compared to 2005. This increase was primarily related to an increased number of site-based services contracts, the addition of a mobile services company acquired in November 2005, that accounted for $64.3 million of this increase in revenues in 2006, and greater demand in 2006 for mobile services work. The site-based revenues increase was related to an increase in the outsourcing of facilities services work, augmented by our own efforts to pursue opportunities in the government and commercial sectors. The increase in demand for mobile services was primarily due to the strong commercial construction business cycle which resulted in an increase in our small project work, and increased demand for maintenance caused by energy cost awareness. Revenues in this segment increased by $60.0 million in 2005 compared to 2004. This 2005 increase was primarily attributable to an increase in the availability of discretionary project work due to improved economic conditions, an increase in mobile services revenues which was partially attributable to seasonably warm weather conditions compared to unseasonably cool weather conditions in the summer of 2004 and increases in the number of site-based operations contracts as a result of increased sales efforts.

      Revenues of the Canada construction and facilities services segment decreased $54.3 million in 2006 compared to 2005. The decrease in revenues primarily reflected a reduction in awards to us of oil and gas industry work and a more selective bidding process on our part, offset by $18.2 million of additional revenues related to changes in the rate of exchange of Canadian dollars for United States dollars due to strengthening of the Canadian dollar. Revenues increased by $61.3 million for 2005 compared to 2004. This increase in revenues was due to increased discretionary project work at manufacturing facilities, construction work at oil and gas extraction facilities, construction work at hospitals, and power transmission line work generally due to the greater availability of such work. The revenues increase also reflected an increase of $22.9 million related to the change in the rate of exchange of Canadian dollars for United States dollars due to the strengthening of the Canadian dollar.

      United Kingdom construction and facilities services revenues decreased $1.7 million in 2006 compared to 2005, principally due to a refocus of our facilities services strategy. However, revenues from our commercial and transportation infrastructure construction businesses increased due to an improvement in the commercial construction market and significant transportation projects awarded to us. The decrease in revenues would have been greater except for $9.5 million of additional revenues related to the strengthening of the British pound as compared to the United States dollar. Revenues decreased $5.4 million for 2005 compared to 2004, principally due to a $7.3 million decrease related to the weakening of the British pound as compared to the United States dollar, partially offset by increased small discretionary project work.

      Other international construction and facilities services activities consist of operations primarily in the Middle East. Until August 2004, when it was sold, we also had an interest in a joint venture in South Africa. During each of 2006, 2005 and 2004, all of the projects in these markets were performed by joint ventures that were accounted for under the equity method of accounting.

COST OF SALES AND GROSS PROFIT

      The following table presents cost of sales, gross profit, and gross profit as a percentage of revenues for the years ended December 31, 2006, 2005 and 2004 (in millions, except for percentages):

                                         2006            2005            2004
                                       --------        --------        --------
Cost of sales ..................       $4,453.4        $4,198.2        $4,255.1
Gross profit ...................       $  567.7        $  498.4        $  443.1
Gross profit margin ............           11.3%           10.6%            9.4%

      Our gross profit (revenues less cost of sales) increased by $69.3 million for 2006 compared to 2005. Gross profit margin (gross profit as a percentage of revenues) was 11.3% for 2006 compared to 10.6% for 2005. The increase in gross profit margin was primarily due to: (a) generally improved performance on United States mechanical construction and facilities services contracts for commercial, hospitality, high-tech, food and pharmaceutical sector work; (b) the increased availability of generally higher margin work in the United States; (c) increases in the number of site-based contracts in the United States facilities services segment; (d) increased demand for mobile services in the United States; (e) the addition of a mobile services company acquired in November 2005; (f) improvements in Canada construction and facilities services profitability; and
(g) the absence of an $11.7 million non-cash expense recorded in 2005 in connection with the UOSA Action. These improvements were partially offset by the following items in the United States electrical construction and facilities services segment: (a) unusually large losses on certain 2006 contracts, (b) reduced profits from transportation infrastructure and financial services projects compared to 2005; and (c) the absence of $4.5 million from a favorable insurance settlement recorded in 2005.

      Gross profit increased $55.4 million for 2005 compared to 2004. Gross profit margin (gross profit as a percentage of revenues) was 10.6% in 2005 compared to 9.4% in 2004. This increase in gross profit was primarily attributable to: (a) improvements in United States and United Kingdom construction contract performance compared to the prior year primarily relating to an increase in generally more profitable commercial construction work; (b) the greater availability of generally higher margin small discretionary project work (including mobile services work); (c) a reduction in contracts taken for certain types of public sector work, which is generally less profitable; (d) an improvement in gross profit in the Canada construction and facilities services segment; and (e) a favorable settlement of an insurance coverage related dispute of approximately $5.6 million. The resulting improvement in gross profit was partially offset by the results of the UOSA Action which gave rise to an $11.7 million non-cash expense during 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      The following table presents selling, general and administrative expenses, and selling, general and administrative expenses as a percentage of revenues, for the years ended December 31, 2006, 2005 and 2004 (in millions, except for percentages):

                                                                              2006        2005        2004
                                                                            -------     -------     -------
Selling, general and administrative expenses ...........................    $ 448.0     $ 415.8     $ 395.4
Selling, general and administrative expenses as a percentage of revenues        8.9%        8.9%        8.4%

      Our selling, general and administrative expenses for 2006 increased $32.2 million to $448.0 million compared to $415.8 million for 2005. Selling, general and administrative expenses as a percentage of revenues were 8.9% for 2006 and 2005. The increase in expenses for 2006 compared to 2005 was primarily related to: (a) increased administration and sales expenses required to support increased revenues; (b) increased compensation expense attributable to improved operating performance; (c) $4.0 million of compensation expense resulting from the adoption of Statement 123(R) on January 1, 2006; and (d) compensation awards for which the liabilities fluctuate with changes in the market price of our common stock, which increased compensation expense by $2.8 million for 2006 compared to 2005.

      Our selling, general and administrative expenses for 2005 increased $20.4 million to $415.8 million compared to $395.4 million for 2004. Selling, general and administrative expenses as a percentage of revenues were 8.9% for 2005 compared to 8.4% for 2004. Selling, general and administrative expenses were impacted in 2005 by increased incentive compensation expense due to our improved profitability.

RESTRUCTURING EXPENSES

      Restructuring expenses, primarily relating to employee severance obligations and reduction of leased facilities, were $1.6 million, $1.8 million and $8.3 million for 2006, 2005 and 2004, respectively. As of December 31, 2006 and 2005, the balance of these obligations was $0.2 million at each date, respectively. The December 31, 2005 obligation was paid during 2006.

GAIN ON SALE OF ASSETS

      The gain on sale of assets of $2.8 million for the year ended December 31, 2004 was related to the September 2004 sale of assets of our United Kingdom Delcommerce equipment rental services division. Concurrently with the sale, we entered into a long-term agreement to utilize the equipment rental services of the purchaser. There were no other sales of assets in 2006, 2005 or 2004 other than the disposal of property, plant and equipment in the normal course of business.

OPERATING INCOME

      The following table presents our operating income (gross profit less selling, general and administrative expenses and restructuring expenses plus gain on sale of assets) by segment, and each segment's operating income as a percentage of such segment's revenues, for the years ended December 31, 2006, 2005 and 2004 (in millions, except for percentages):

                                                                               % OF                 % OF                % OF
                                                                              SEGMENT              SEGMENT             SEGMENT
                                                                    2006     REVENUES    2005     REVENUES    2004    REVENUES
                                                                   ------    --------   ------    --------   ------   --------
Operating income (loss):
  United States electrical construction and facilities services    $ 46.7       3.6%    $ 79.8       6.5%    $ 81.2      6.6%
  United States mechanical construction and facilities services      82.1       4.5%      20.2       1.2%      (1.5)      --
  United States facilities services ...........................      39.0       4.1%      26.3       3.3%      14.4      2.0%
                                                                   ------               ------               ------
  Total United States operations ..............................     167.8       4.1%     126.3       3.4%      94.1      2.5%
  Canada construction and facilities services .................       1.0       0.4%      (7.9)       --      (11.9)      --
  United Kingdom construction and facilities services .........       6.8       1.0%       7.5       1.1%       0.0       --
  Other international construction and facilities services ....      (0.1)       --        0.0        --        0.5       --
  Corporate administration ....................................     (55.9)       --      (43.2)       --      (35.0)      --
  Restructuring expense .......................................      (1.6)       --       (1.8)       --       (8.3)      --
  Gain on sale of assets ......................................        --        --         --        --        2.8       --
                                                                   ------               ------               ------
  Total worldwide operations ..................................     118.0       2.4%      80.9       1.7%      42.2      0.9%
Other corporate items:
  Interest expense ............................................      (2.3)                (8.3)                (8.9)
  Interest income .............................................       6.2                  2.7                  1.9
  Gain on sale of equity investment ...........................        --                   --                  1.8
  Minority interest ...........................................      (4.2)                (4.5)                (3.8)
  Income from continuing operations before income taxes .......    $117.7               $ 70.8               $ 33.3

      As described in more detail below, our operating income was $118.0 million for 2006, $80.9 million for 2005, and $42.2 million for 2004. The $37.1 million increase in 2006 operating income compared to 2005 was primarily due to: (a) generally improved performance on United States mechanical construction and facilities services contracts for commercial, hospitality, high-tech, food and pharmaceutical sector work; (b) the increased availability of generally higher margin work in the United States; (c) the absence of an $11.7 million non-cash expense recorded in 2005 relating to the UOSA Action; (d) an increase in the number of site-based contracts in the United States facilities services segment;
(e) the addition of a mobile services company acquired in November 2005; (f) increased demand for mobile services in the United States; and (g) improvements in Canada construction and facilities services profitability. These improvements were partially offset by the following items in the United States electrical construction and facilities services segment: (a) unusually large losses on certain 2006 contracts; (b) reduced profits from transportation infrastructure and financial services projects compared to 2005; and (c) the absence of a $4.5 million favorable insurance settlement recorded in 2005. Additionally, selling, general and administrative expenses increased for 2006 compared to 2005 primarily due to: (a) increased administration and sales expense required to support increased revenues; (b) increased compensation expense related to improved operating performance; and (c) $4.0 million of compensation expense resulting from the adoption of Statement 123(R) on January 1, 2006.

      2005 operating income increased $38.7 million compared to 2004 primarily due to: (a) generally improved performance on United States and United Kingdom construction contracts; (b) greater availability of generally higher margin discretionary project work in the United States and United Kingdom; (c) the settlement of an insurance coverage related dispute which contributed approximately $5.6 million; (d) generally improved economic conditions, particularly for the United States and United Kingdom commercial construction industries; and (e) reduced losses in the Canada construction and facilities services segment. In addition, as a consequence of effective risk management and safety programs, operating income was favorably impacted by reductions of $3.6 million and $9.8 million in 2005 and 2004, respectively, of insurance liabilities previously established for insurance exposures.

      Our  United  States  electrical   construction  and  facilities   services
operating income decreased by $33.1 million in 2006 compared to 2005. The decrease was primarily due to: (a) unusually large losses on certain contracts;
(b) reduced profits due to a further decrease in generally more profitable work related to transportation infrastructure and financial services projects; and
(c) the absence of $4.5 million from a favorable insurance settlement recorded in 2005. This reduction in operating income was partially offset by profits earned on commercial, high-tech and hospitality projects. Operating income was $79.8 million for 2005, a $1.4 million decrease compared to operating income of $81.2 million for 2004. This decrease in operating income was primarily the result of reduced transportation infrastructure and financial services projects, mostly offset by increased commercial construction and discretionary project work, and approximately $4.5 million of income resulting from the settlement of the insurance coverage-related dispute referred to earlier. Our 2005 selling, general and administrative expenses decreased compared to the prior year primarily due to a reduction in personnel and a reduction in incentive compensation expense as a result of reduced profitability.

      Our  United  States  mechanical   construction  and  facilities   services
operating income for 2006 was $82.1 million, a $61.9 million improvement compared to operating income of $20.2 million for 2005. This improvement was primarily attributable to generally improved performance and an increase in the number of contracts for commercial, hospitality, high-tech, food and pharmaceutical sector work, the increased availability of generally higher margin work in the United States, and the absence of an $11.7 million non-cash expense recorded in 2005 related to the UOSA Action. The improvement was partially offset by the absence of a $1.1 million favorable insurance settlement recorded in 2005. Operating income for 2005 was $20.2 million, a $21.7 million improvement, when compared to an operating loss of $1.5 million in 2004. The 2005 operating income figure reflected an approximately $11.7 million reduction in gross profit as a result of the write-off of unrecovered costs related to the UOSA Action when compared to 2004. Notwithstanding the impact of the UOSA Action, this segment had generally improved results for 2005 as a consequence of
(a) improved construction contract performance partially due to the greater availability of generally more profitable private sector commercial construction work as a result of improved economic conditions and (b) increased discretionary project work which was partially attributable to seasonably warm weather conditions compared to unseasonably cool weather conditions in the summer of 2004. In addition, operating income in this segment for 2005 included approximately $1.1 million of income resulting from the settlement of the insurance coverage related dispute referred to earlier. The 2005 improvement in performance was partially attributable to a planned curtailment of certain public sector work and certain other longer-term contracts of certain of our subsidiaries, which work has generally been less profitable than private sector work. Increased selling, general and administrative expenses related to increased incentive compensation expense due to this segment's improved profitability was partially offset by personnel reductions during 2005, which reductions also contributed to the improvement in operating income.

      Our United States facilities services segment operating income increased by $12.7 million for 2006 compared to 2005. The increase was primarily due to the increase in the number of site-based contracts, improved contract performance under existing contracts, increased demand for mobile services, the addition of a mobile services company purchased in November 2005 and the increased availability of generally higher margin work. Operating income for 2005 increased by $11.9 million compared to 2004. During 2005, operating income compared to 2004 improved primarily due to improved gross margins on increased revenues, which for the mobile services business was partially related to seasonably warm weather conditions in 2005 compared to unseasonably cool weather conditions in the summer of 2004. This increase in 2005 operating income was partially offset by increased selling, general and administrative expenses for 2005 related to increased incentive compensation as a result of improved financial performance. In addition, during 2004 this segment also incurred approximately $2.3 million of losses on certain construction projects, outside of the normal facilities services operations of this segment, that were contracted for by a subsidiary in this segment prior to our acquisition of the subsidiary.

      Operating income for our Canada construction and facilities services segment for 2006 was $1.0 million, an $8.9 million improvement compared to an operating loss of $7.9 million for 2005. This improvement was attributable to our improved performance on hospital, mining and auto manufacturing construction contracts and the absence of a loss recorded in 2005 associated with a large power transmission project, partially offset by costs associated with investments in certain facilities and staff to support future business. The impact of the rate of exchange from Canadian dollars to United States dollars was not material to operating income reported for 2006 compared to 2005. The operating loss was $7.9 million for 2005 compared to an operating loss of $11.9 million for 2004. The 2005 loss was primarily associated with a large power transmission project, severance expenses not associated with restructuring activities and legal expenses. The impact of exchange rate movements increased operating losses by $0.7 million for 2005 compared to 2004.

      Our United Kingdom construction and facilities services segment operating income for 2006 was $6.8 million compared to $7.5 million for 2005. The decrease in operating income was primarily due to reduced income from rail projects as a result of lower gross profit than for 2005, partially offset by improvement in profits from facilities services and commercial construction work and $0.6 million of additional operating income related to the rate of exchange of British pounds for United States dollars, due to strengthening of the British pound as compared to the United States dollar. Operating income for 2005 was $7.5 million compared to breakeven in 2004. This improve-ment in 2005 operating income over 2004 results was primarily attributable to improved performance on construction projects and to a reduction in selling, general and administrative expenses related to a reorganization of the United Kingdom operations, partially offset by increased incentive compensation due to improved financial performance.

      Other international construction and facilities services operating income was approximately breakeven for 2006 and 2005 compared to operating income of $0.5 million for 2004.

      Our corporate administration expenses for 2006 were $55.9 million, a $12.7 million increase compared to 2005. The increase in expense was primarily due to $4.0 million of compensation expense as a result of the adoption of Statement 123(R) on January 1, 2006, $3.5 million of compensation expense related to increased compensation awards based on achievement of earnings, $1.5 million of expense related to share-based compensation awards and increases in incentive-based compensation expense of $0.6 million due to deferred compensation awards for which the liabilities fluctuate with changes in the market price of our common stock. Corporate administration expense for 2005 was $43.2 million compared to $35.0 million for 2004. This increase in expense was primarily due to increased incentive compensation awards, and to a lesser extent, increased professional fees and the absence of a non-recurring benefit attributable to expense reimbursement that occurred in 2004.

NON-OPERATING ITEMS

      Interest expense was $2.3 million for 2006 compared to $8.3 million for 2005 due to a reduction in borrowing levels. Interest expense was $8.9 million for 2004. Reduced borrowings under the revolving credit facility for 2005, compared to 2004, was partially offset by the impact of increases in interest rates during 2005 and 2004.

      Interest income for 2006 increased $3.5 million compared to 2005 primarily due to increased cash available for investment and higher rates of return on investments. Interest income increased by $0.8 million for 2005 compared to 2004 due primarily to interest earned on cash provided by the United Kingdom construction and facilities services segment, as such cash was invested in the United Kingdom at interest rates generally greater than the net cost of borrowing under our revolving credit facility.

      The $1.8 million gain on sale of an equity investment of 2004 was attributable to the August 2004 sale of our interest in a South African joint venture, the operating results of which had been reported previously in the Other international construction and facilities services segment.

      Minority interest represents the allocation of earnings to our joint venture partners who either have a minority-ownership interest in joint ventures or are not at risk for the majority of losses of the joint venture, which joint ventures have been accounted for by us using the consolidation method of accounting.

      The 2006 income tax provision was comprised of: (a) $46.6 million of income tax provision in respect of pre-tax earnings of $117.7 million; (b) $8.4 million of income tax benefit related to the reversal of a valuation allowance based on the determination that sufficient taxable income existed in the past and will continue in the future to realize the related United Kingdom tax assets; (c) a $3.9 million income tax benefit related to the realization of net operating losses for which valuation allowances had previously been recorded in Canada; (d) an income tax benefit of $1.9 million for income tax reserves no longer required based on a current analysis of probable exposures; and (e) income tax benefits related to items aggregating approximately $1.9 million principally due to the deductibility of certain compensation arrangements for income tax purposes. For 2005, the income tax provision was $9.6 million compared to an income tax provision of less than $0.01 million for 2004. Our income tax provision for 2005 was comprised of: (a) $27.1 million of income tax provision in respect of pre-tax earnings of $70.8 million; (b) $5.2 million of income tax provision related to a valuation allowance recorded to reduce deferred tax assets related to net operating losses and other temporary differences with respect to our Canadian construction and facilities services segment, since there was uncertainty as to whether the segment would have sufficient taxable income in the future to realize the benefit of such deferred tax assets; and (c) the offset of such income tax provisions by a $22.7 million income tax benefit for income tax reserves no longer required based on a current analysis of probable exposures. The income tax benefit of approximately $0.01 million for 2004 was comprised of: (a) $13.9 million of income tax provision on pre-tax earnings of $33.3 million; (b) $8.2 million of income tax provision related to a valuation allowance recorded to reduce net deferred tax assets related to net operating losses and other temporary differences of the United Kingdom construction and facilities services segment inasmuch as there was uncertainty of sufficient future income to realize the benefit of such deferred tax assets; and (c) the partial offset of such income tax provisions by $22.1 million of income tax benefits for income tax reserves no longer required based on current analysis of probable exposures. The provision on income before income taxes for each of 2006, 2005 and 2004 was recorded at an effective income tax rate of approximately 40%, 38% and 42%, respectively, excluding the items discussed above.

      On January 31, 2006, we sold a subsidiary that had been part of our United States mechanical construction and facilities services segment. On September 30, 2005, we sold a subsidiary that had been part of our United States facilities services segment. Results of these operations for all periods presented in our consolidated financial statements reflect discontinued operations accounting. Included in the results of discontinued operations for the year ended December 31, 2006 was a loss of $0.6 million (net of income taxes) which relates to the January 2006 sale of the subsidiary that had been part of our United States mechanical construction and facilities services segment. Included in the $1.1 million loss (net of income taxes) from discontinued operations for the year ended December 31, 2005 is a loss of $1.0 million (net of income taxes) which relates to the September 2005 sale of a subsidiary that had been part of our United States facilities services segment. An aggregate of $1.7 million and $4.4 million in cash and notes was received as consideration for both of these sales in 2006 and 2005, respectively. As of December 31, 2006 and 2005, the notes in respect of each year had been paid in full. We will not have any future involvement with these subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

      The following table presents net cash provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2006 and 2005 (in millions):

                                                                  2006        2005
                                                                -------     -------
Net cash provided by operating activities ..................    $ 209.3     $ 145.7
Net cash used in investing activities ......................    $ (64.4)    $ (18.5)
Net cash provided by (used in) financing activities ........    $  16.5     $ (78.5)
Effect of exchange rate changes on cash and cash equivalents    $   8.5     $  (4.0)

      Our consolidated cash and cash equivalents balance increased by approximately $170.0 million to $273.7 million at December 31, 2006 from $103.8 million at December 31, 2005. The increase in net cash provided by operating activities for 2006 compared to 2005 was primarily due to an increase in working capital as a result of an increase in net over-billings related to improved billing and collection practices and settlement of certain large contract claims and disputes. Net cash used in investing activities of $64.4 million for 2006 increased $45.9 million compared to $18.5 million for 2005 primarily due to an increase in the purchase of property, plant and equipment of $7.3 million, of which $3.9 million in purchases of equipment related to the start-up of certain site-based contracts in our United States facilities services segment, a $30.0 million increase in payments for acquisitions of businesses and earn-out agreements and an increase in net disbursements from other investing activities, partially offset by $1.7 million of proceeds from the sale of discontinued operations and sale of assets. Net cash provided by financing activities of $16.5 million for 2006 increased $95.0 million compared to net cash used in financing activities of $78.5 million for 2005. This increase was primarily attributable to the absence of net borrowings under the working capital credit line for 2006 compared to borrowings needed in 2005, to an increase in the proceeds from the exercise of stock options of $8.7 million and to the excess tax benefit from share-based compensation of $6.8 million for 2006.

      The following is a summary of material contractual obligations and other commercial commitments (in millions):

                                                                            PAYMENTS DUE BY PERIOD
                                                     --------------------------------------------------------------------
                                                                      LESS
                CONTRACTUAL                                           THAN            1-3            4-5           AFTER
                OBLIGATIONS                            TOTAL         1 YEAR          YEARS          YEARS         5 YEARS
                -----------                          --------       --------       --------       --------       --------
Other long-term debt .........................       $    0.3       $    0.1       $    0.1       $    0.1       $     --
Capital lease obligations ....................            1.6            0.7            0.8            0.1             --
Operating leases .............................          175.2           43.7           65.6           36.9           29.0
Open purchase obligations (1) ................          774.1          665.6          103.3            5.2             --
Other long-term obligations, including current
  portion (2) ................................          171.8           23.5          116.8           14.0           17.5
                                                     --------       --------       --------       --------       --------
Total Contractual Obligations ................       $1,123.0       $  733.6       $  286.6       $   56.3       $   46.5
                                                     ========       ========       ========       ========       ========

                                                                   AMOUNT OF COMMITMENT EXPIRATIONS BY PERIOD
                                                     --------------------------------------------------------------------
                                                       TOTAL          LESS
             OTHER COMMERCIAL                         AMOUNTS         THAN            1-3            4-5           AFTER
                COMMITMENTS                          COMMITTED       1 YEAR          YEARS          YEARS         5 YEARS
             ----------------                        ---------      --------       --------       --------       --------
Revolving Credit Facility (3) ................       $     --       $     --       $     --       $     --       $     --
Letters of credit ............................           55.6             --           55.6             --             --
Guarantees ...................................           25.0             --             --             --           25.0
                                                     --------       --------       --------       --------       --------
Total Commercial Commitments .................       $   80.6       $     --       $   55.6       $     --       $   25.0
                                                     ========       ========       ========       ========       ========

----------
(1) Represents open purchase orders for material and subcontracting costs related to construction and service contracts. These purchase orders are not reflected in EMCOR's consolidated balance sheet and should not impact future cash flows as amounts will be recovered through customer billings.
(2) Represents primarily insurance related liabilities and a pension plan liability, classified as other long-term liabilities in the consolidated balance sheets. Cash payments for insurance related liabilities may be payable beyond three years, but it is not practical to estimate.
(3) We classify these borrowings as short-term on our consolidated balance sheet because of our intent and ability to repay the amounts on a short-term basis. As of December 31, 2006, there were no borrowings outstanding.

      Our previous revolving credit agreement (the "Old Revolving Credit Facility") made as of September 26, 2002, as amended, provided for a credit facility of $350.0 million. Effective October 17, 2005, we replaced the Old Revolving Credit Facility with an amended and restated $350.0 million revolving credit facility (the "2005 Revolving Credit Facility"). The 2005 Revolving Credit Facility expires on October 17, 2010. It permits us to increase our borrowing to $500.0 million if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We utilized this feature to increase the line of credit under the 2005 Revolving Credit Facility from $350.0 million to $375.0 million on November 29, 2005. We may allocate up to $125.0 million of the borrowing capacity under the 2005 Revolving Credit Facility to letters of credit. The 2005 Revolving Credit Facility is guaranteed by certain of our direct and indirect subsidiaries, is secured by substantially all of our assets and most of the assets of our subsidiaries, and provides for borrowings in the form of revolving loans and letters of credit. The 2005 Revolving Credit Facility contains various covenants requiring, among other things, maintenance of certain financial ratios and certain restrictions with respect to payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount of the 2005 Revolving Credit Facility. The fee ranges from 0.25% to 0.5% of the unused amount, based on certain financial tests. Borrowings under the 2005 Revolving Credit Facility bear interest at (1) a rate which is the prime commercial lending rate announced by Harris Nesbitt from time to time (8.25% at December 31, 2006) plus 0.0% to 0.5%, based on certain financial tests or (2) United States dollar LIBOR (5.35% at December 31,
2006) plus 1.0% to 2.25%, based on certain financial tests. The interest rates in effect at December 31, 2006 were 8.25% and 6.35% for the prime commercial lending rate and the United States dollar LIBOR, respectively. Letter of credit fees issued under this facility range from 1.0% to 2.25% of the respective face amounts of the letters of credit issued and are charged based on the type of letter of credit issued and certain financial tests. In connection with the replacement of the Old Revolving Credit Facility, $0.4 million of prepaid commitment fees were recorded as interest expense for 2005. As of December 31, 2006 and 2005, we had approximately $55.6 million and $53.3 million of letters of credit outstanding, respectively. There were no borrowings under the 2005 Revolving Credit Facility as of December 31, 2006 and 2005.

      Our Canadian subsidiary, Comstock Canada Ltd., has a credit agreement with a bank providing for an overdraft facility of up to Cdn. $0.5 million. The facility is secured by a standby letter of credit and provides for interest at the bank's prime rate, which was 6.0% at December 31, 2006. There were no borrowings outstanding under this credit agreement at December 31, 2006 or 2005.

      One of our subsidiaries has guaranteed $25.0 million of borrowings of a venture in which we have a 40% interest; the other venture partner, Baltimore Gas and Electric (a subsidiary of Constellation Energy), has a 60% interest. The venture designs, constructs, owns, operates, leases and maintains facilities to produce chilled water for sale to customers for use in air conditioning commercial properties. These guarantees are not expected to have a material effect on our financial position or results of operations. We and Baltimore Gas and Electric are jointly and severally liable, in the event of default, for the venture's $25.0 million in borrowings.

      The terms of our construction contracts frequently require that we obtain from surety companies ("Surety Companies") and provide to our customers payment and performance bonds ("Surety Bonds") as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of December 31, 2006, based on our percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, had there been defaults on all our existing contractual obligations, would have been approximately $1.0 billion. The Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.

      In recent years there has been a reduction in the aggregate surety bond issuance capacity of Surety Companies due to industry consolidations and significant losses of Surety Companies as a result of providing Surety Bonds to construction companies as well as companies in other industries. Consequently, the availability of Surety Bonds has become more limited and the terms upon which Surety Bonds are available have become more restrictive. If we experience changes in our bonding relationships or if there are further changes in the surety industry, we may seek to satisfy certain customer requests for Surety Bonds by posting other forms of collateral in lieu of Surety Bonds such as letters of credit or guarantees by EMCOR Group, Inc., by seeking to convince customers to forego the requirement of a Surety Bond, by increasing our activities in business segments that rarely require Surety Bonds such as the facilities services segment and/or by refraining from bidding for certain projects that require Surety Bonds. There can be no assurance that we will be able to effectuate alternatives to providing Surety Bonds to our customers or to obtain, on favorable terms, sufficient additional work that does not require Surety Bonds to replace projects requiring Surety Bonds that we may decline to pursue. Accordingly, if we were to experience a reduction in the availability of Surety Bonds, we could experience a material adverse effect on our financial position, results of operations and/or cash flow.

      We do not have any other material financial guarantees or off-balance sheet arrangements other than those disclosed herein.

      Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain the 2005 Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient or to enable us to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. We may also increase liquidity through an equity offering or issuance of other debt instruments. Short-term changes in macroeconomic trends may have an affect, positively or negatively, on liquidity. In addition to managing borrowings, our focus on the facilities services market is intended to provide an additional buffer against economic downturns inasmuch as the facilities services business is characterized by annual and multi-year contracts that provide a more predictable stream of cash flow than the construction business. Short-term liquidity is also impacted by the type and length of construction contracts in place. During economic downturns, such as the downturn that we experienced from 2001 through 2004 in the commercial construction industry, there were typically fewer small discretionary projects from the private sector, and companies like us aggressively bid more large long-term infrastructure and public sector contracts. Performance of long duration contracts typically requires working capital until initial billing milestones are achieved. While we strive to maintain a net over-billed position with our customers, there can be no assurance that a net over-billed position can be maintained. Our net over-billings, defined as the balance sheet accounts "billings in excess of costs and estimated earnings on uncompleted contracts" less "cost and estimated earnings in excess of billings on uncompleted contracts", was $264.2 million and $144.6 million as of December 31, 2006 and 2005, respectively.

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

      We believe that current cash balances and borrowing capacity available under the 2005 Revolving Credit Facility or other forms of financing available through debt or equity offerings, combined with cash expected to be generated from operations, will be sufficient to provide short-term and foreseeable long-term liquidity and meet expected capital expenditure requirements. However, we are a party to lawsuits and other proceedings in which other parties seek to recover from us amounts ranging from a few thousand dollars to over $77.0 million. If we were required to pay damages in one or more such proceedings, such payments could have a material adverse effect on our financial position, results of operations and/or cash flows.

CERTAIN INSURANCE MATTERS

      As of December 31, 2006, we utilized approximately $51.6 million of letters of credit issued pursuant to our 2005 Revolving Credit Facility as collateral for insurance obligations.

NEW ACCOUNTING PRONOUNCEMENTS

      On January 1, 2006, we adopted FASB Statement No. 123(R), "Share-Based Payment" ("Statement 123(R)"). Statement 123(R) is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25") and amends FASB Statement No. 95, "Statement of Cash Flows". With the adoption of Statement 123(R), all share-based payments to our employees and non-employee directors, including grants of stock options, have been recognized in the income statement based on their fair values, utilizing the modified prospective method of accounting.

      In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R)" ("Statement 158"). Statement 158 requires that a company recognize the overfunded or underfunded status of its defined benefit post retirement plans (other than multi-employer plans) as an asset or liability in its statement of financial position and that it recognize changes in the funded status in the year in which the changes occur through other comprehensive income. Statement 158 also requires the measurement of the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position and to provide additional disclosures. On December 31, 2006, we adopted the recognition and disclosure provisions of Statement 158. The effect of adopting Statement 158 on our financial position at December 31, 2006 has been included in the accompanying consolidated financial statements and increased Accumulated other comprehensive loss by $31.0 million, net of a deferred tax benefit. Statement 158 did not have an effect on our financial position as of December 31, 2005 or 2004. We measure the fair value of plan assets and benefit obligations on December 31 of each year. See Note J - Retirement Plans of the notes to consolidated financial statements for more information on the impact of adoption and the related disclosures.

      In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", an interpretation of FASB Statement No. 109, "Accounting for Income Taxes" ("FIN 48"), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007, as required. The impact upon adoption is expected to result in an immaterial reduction of retained earnings and an increase in the accrual for income taxes. We will disclose the cumulative effect of the change in retained earnings in the consolidated financial statements in the first quarter of 2007.

      In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("Statement 157"). Statement 157 provides guidance for using fair value to measure assets and liabilities. The statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances. Statement 157 is effective for our financial statements beginning with the first quarter of 2008. Early adoption is permitted. We have not determined the effect, if any, the adoption of Statement 157 will have on our financial position and results of operations.

      In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("Statement 159"). Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Statement 159 is effective for our financial statements beginning with the first quarter of 2008. We have not determined the effect, if any, the adoption of Statement 159 will have on our financial position and results of operations.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

      Our consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are described in Note B - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Form 10-K. We believe that some of the more critical judgment areas in the application of accounting policies that affect our financial condition and results of operations are the impact of changes in the estimates and judgments pertaining to: (a) revenue recognition from (i) long-term construction contracts for which the percentage-of-completion method of accounting is used and (ii) services contracts; (b) collectibility or valuation of accounts receivable; (c) insurance liabilities; (d) income taxes; and (e) goodwill and intangible assets.

REVENUE RECOGNITION FROM LONG-TERM CONSTRUCTION CONTRACTS AND SERVICES CONTRACTS

      We believe our most critical accounting policy is revenue recognition from long-term construction contracts for which we use the percentage-of-completion method of accounting. Percentage-of-completion accounting is the prescribed method of accounting for long-term contracts in accordance with accounting principles generally accepted in the United States, Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts", and, accordingly, is the method used for revenue recognition within our industry. Percentage-of-completion for each contract is measured principally by the ratio of costs incurred to date to perform each contract to the estimated total costs to perform such contract at completion. Certain of our electrical contracting business units measure percentage-of-completion by the percentage of labor costs incurred to date to perform each contract to the estimated total labor costs to perform such contract at completion. Provisions for the entirety of estimated losses on uncompleted contracts are made in the period in which such losses are determined. Application of percentage-of-completion accounting results in the recognition of costs and estimated earnings in excess of billings on uncompleted contracts in our consolidated balance sheets. Costs and estimated earnings in excess of billings on uncompleted contracts reflected in the consolidated balance sheets arise when revenues have been recognized but the amounts cannot be billed under the terms of contracts. Such amounts are recoverable from customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. Costs and estimated earnings in excess of billings on uncompleted contracts also include amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value and take into account factors that may affect our ability to bill unbilled revenues and collect amounts after billing. No profit is recognized in connection with claim amounts. As of December 31, 2006 and 2005, costs and estimated earnings in excess of billings on uncompleted contracts included unbilled revenues for unapproved change orders of approximately $48.2 million and $56.3 million, respectively, and claims of approximately $22.4 million and $36.6 million, respectively. In addition, accounts receivable as of December 31, 2006 and 2005 include claims of approximately $6.7 million and $4.7 million, respectively, plus unapproved change orders and contractually billed amounts related to such contracts of approximately $76.9 million and $76.2 million, respectively. Generally, contractually billed amounts will not be paid by the customer to us until final resolution of related claims. Due to uncertainties inherent in estimates employed in applying percentage-of-completion accounting, estimates may be revised as project work progresses. Application of percentage-of-completion accounting requires that the impact of revised estimates be reported prospectively in the consolidated financial statements. In addition to revenue recognition for long-term construction contracts, we recognize revenues from services contracts as such contracts are performed in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition, revised and updated" ("SAB 104"). There are two basic types of services contracts: (a) fixed price facilities services contracts which are signed in advance for maintenance, repair and retrofit work over periods typically ranging from one to three years (pursuant to which our employees may be at a customer's site full time) and (b) services contracts which may or may not be signed in advance for similar maintenance, repair and retrofit work on an as needed basis (frequently referred to as time and material work). Fixed price facilities services contracts are generally performed over the contract period, and accordingly, revenue is recognized on a pro-rata basis over the life of the contract. Revenues derived from other services contracts are recognized when the services are performed in accordance with SAB 104. Expenses related to all services contracts are recognized as incurred.

ACCOUNTS RECEIVABLE

      We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of past due balances. The provisions for bad debts during 2006, 2005 and 2004 amounted to approximately $1.1 million, $8.5 million and $7.0 million, respectively. At December 31, 2006 and 2005, our accounts receivable of $1,184.4 million and $1,046.4 million, respectively, included allowances for doubtful accounts of $25.0 million and $30.0 million, respectively. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to a deterioration of its financial condition or its credit ratings. The allowance requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis and as additional information is received.

INSURANCE LIABILITIES

      We have loss payment deductibles for certain workers' compensation, auto liability, general liability and property claims, have self-insured retentions for certain other casualty claims, and are self-insured for employee-related health care claims. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate of these obligations. We believe the liabilities recognized on our balance sheets for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences and effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and will be recorded in the period that the experience becomes known.

INCOME TAXES

      We have net deferred tax assets primarily resulting from deductible temporary differences of $28.2 million and $12.3 million at December 31, 2006 and 2005, respectively, which will reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. As of December 31, 2006 and 2005, the total valuation allowance on net deferred tax assets was approximately $12.9 million and $18.7 million, respectively. The primary reason for the decrease in the valuation allowance for 2006 was related to an $8.4 million reversal of a United Kingdom valuation allowance based on the determination that sufficient taxable income existed in the past and will continue in the future to realize the related United Kingdom tax assets.

GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

      As of December 31, 2006, we had goodwill and net identifiable intangible assets (primarily the market value of our backlog, customer relationships, non-competition agreements and trademarks and trade names) of $288.2 million and $38.3 million, respectively, arising out of the acquisition of companies. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies. FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142") requires goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead must be tested at least annually for impairment (which we test each October 1), and be written down when impaired, rather than amortized as previous standards required. Furthermore, Statement 142 requires that identifiable intangible assets with finite lives be amortized over their useful lives. Changes in strategy and/or market conditions may result in adjustments to recorded intangible asset balances. As of December 31, 2006, no indicators of impairment of our goodwill or indefinite lived intangible assets resulted from our annual impairment review, which was performed in accordance with the provisions of Statement 142 and FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"). See Note B - Summary of Significant
Accounting Policies of the notes to consolidated financial statements for additional discussion of the provisions of Statement 142 and Statement 144.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We have not used any material derivative financial instruments during the years ended December 31, 2006 and 2005, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.

      We are exposed to market risk for changes in interest rates for borrowings under the 2005 Revolving Credit Facility. Borrowings under that facility bear interest at variable rates, and the fair value of borrowings are not affected by changes in market interest rates. As of December 31, 2006, there were no borrowings outstanding under the facility. For further information on borrowing rates, refer to the Liquidity and Capital Resources discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      We are also exposed to construction market risk and its potential related impact on accounts receivable or costs and estimated earnings in excess of billings on uncompleted contracts. The amounts recorded may be at risk if our customers' ability to pay these obligations are negatively impacted by economic conditions. We continually monitor the creditworthiness of our customers and maintain on-going discussions with customers regarding contract status with respect to change orders and billing terms. Therefore, we believe we take appropriate action to manage market and other risks, but there is no assurance that we will be able to reasonably identify all risks with respect to collectibility of these assets. See also the previous discussion of Accounts Receivable under Application of Critical Accounting Policies in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at year end. The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of stockholders' equity, in our consolidated balance sheets. We believe the exposure to the effects that fluctuating foreign currencies may have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective local currencies. Additionally, expenses associated with these transactions are generally contracted and paid for in their same local currencies.

      In addition, we are exposed to market risk of fluctuations in certain commodity prices of materials such as copper and steel utilized in both our construction and facilities services operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of over 6,000 vehicles. While we believe we can increase our prices to adjust for some price increases in commodities, there can be no assurance that continued price increases of commodities, if they were to occur, would be recoverable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                                DECEMBER 31,
                                                                                                         --------------------------
                                                                                                             2006           2005
                                                                                                         -----------    -----------
                                                               ASSETS
Current assets:
  Cash and cash equivalents .........................................................................    $   273,735    $   103,785
  Accounts receivable, less allowance for doubtful accounts of $25,021 and $29,973, respectively ....      1,184,418      1,046,380
  Costs and estimated earnings in excess of billings on uncompleted contracts .......................        147,848        185,634
  Inventories .......................................................................................         18,015         10,175
  Prepaid expenses and other ........................................................................         38,397         43,829
                                                                                                         -----------    -----------
    Total current assets ............................................................................      1,662,413      1,389,803
Investments, notes and other long-term receivables ..................................................         29,630         28,659
Property, plant and equipment, net ..................................................................         52,780         46,443
Goodwill ............................................................................................        288,165        283,412
Identifiable intangible assets, less accumulated amortization of $14,460 and $10,209, respectively ..         38,251         16,990
Other assets ........................................................................................         17,784         13,634
                                                                                                         -----------    -----------
Total assets ........................................................................................    $ 2,089,023    $ 1,778,941
                                                                                                         ===========    ===========

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowings under working capital credit line ......................................................    $        --    $        --
  Current maturities of long-term debt and capital lease obligations ................................            659            551
  Accounts payable ..................................................................................        496,407        452,709
  Billings in excess of costs and estimated earnings on uncompleted contracts .......................        412,069        330,235
  Accrued payroll and benefits ......................................................................        177,490        154,276
  Other accrued expenses and liabilities ............................................................        121,723        107,545
                                                                                                         -----------    -----------
    Total current liabilities .......................................................................      1,208,348      1,045,316
Long-term debt and capital lease obligations ........................................................          1,239          1,406
Other long-term obligations .........................................................................        169,127        116,783
                                                                                                         -----------    -----------
Total liabilities ...................................................................................      1,378,714      1,163,505
                                                                                                         -----------    -----------
Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero issued and outstanding ..........             --             --
Common stock, $0.01 par value, 80,000,000 shares authorized, 33,648,036 and 33,266,154 shares issued,
  respectively ......................................................................................            336            333
Capital surplus .....................................................................................        355,242        325,232
Accumulated other comprehensive loss ................................................................        (28,189)        (5,370)
Retained earnings ...................................................................................        399,804        313,170
Treasury stock, at cost 1,820,046 and 2,162,388 shares, respectively ................................        (16,884)       (17,929)
                                                                                                         -----------    -----------
Total stockholders' equity ..........................................................................        710,309        615,436
                                                                                                         -----------    -----------
Total liabilities and stockholders' equity ..........................................................    $ 2,089,023    $ 1,778,941
                                                                                                         ===========    ===========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   2006            2005            2004
                                                               -----------     -----------     -----------
Revenues ..................................................    $ 5,021,036     $ 4,696,603     $ 4,698,126
Cost of sales .............................................      4,453,359       4,198,188       4,255,067
                                                               -----------     -----------     -----------
Gross profit ..............................................        567,677         498,415         443,059
Selling, general and administrative expenses ..............        448,011         415,771         395,400
Restructuring expenses ....................................          1,622           1,749           8,276
Gain on sale of assets ....................................             --              --           2,839
                                                               -----------     -----------     -----------
Operating income ..........................................        118,044          80,895          42,222
Interest expense ..........................................         (2,340)         (8,315)         (8,884)
Interest income ...........................................          6,235           2,729           1,886
Gain on sale of equity investment .........................             --              --           1,844
Minority interest .........................................         (4,201)         (4,515)         (3,814)
                                                               -----------     -----------     -----------
Income from continuing operations before income taxes .....        117,738          70,794          33,254
Income tax provision (benefit) ............................         30,484           9,641             (11)
                                                               -----------     -----------     -----------
Income from continuing operations .........................         87,254          61,153          33,265
Loss from discontinued operations, net of income tax effect           (620)         (1,111)            (58)
                                                               -----------     -----------     -----------
Net income ................................................    $    86,634     $    60,042     $    33,207
                                                               ===========     ===========     ===========
Net income (loss) per common share - Basic
  From continuing operations ..............................    $      2.76     $      1.96     $      1.09
  From discontinued operations ............................          (0.02)          (0.03)          (0.00)
                                                               -----------     -----------     -----------
                                                               $      2.74     $      1.93     $      1.09
                                                               ===========     ===========     ===========
Net income (loss) per common share - Diluted
  From continuing operations ..............................    $      2.67     $      1.92     $      1.07
  From discontinued operations ............................          (0.02)          (0.03)          (0.00)
                                                               -----------     -----------     -----------
                                                               $      2.65     $      1.89     $      1.07
                                                               ===========     ===========     ===========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                                                              2006           2005           2004
                                                                                          -----------    -----------    -----------
Cash flows from operating activities:
Net income ...........................................................................    $    86,634    $    60,042    $    33,207
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization ......................................................         17,059         19,439         20,939
  Amortization of identifiable intangible assets .....................................          4,251          3,192          3,444
  Provisions for doubtful accounts ...................................................          1,112          8,457          7,026
  Minority interest ..................................................................          4,201          4,515          3,814
  Deferred income taxes ..............................................................         (6,169)         5,002         13,704
  Loss (gain) on sale of discontinued operations, sale of assets and equity investment            620          1,250         (4,683)
  (Gain) loss on sale of property, plant and equipment ...............................           (360)           263           (196)
  Excess tax benefits from share-based compensation ..................................         (6,768)            --             --
  Equity income from unconsolidated entities .........................................         (4,306)        (2,066)        (2,230)
  Non-cash expense for amortization of debt issuance costs ...........................            786          2,589          1,925
  Non-cash compensation expense ......................................................          5,868             --             --
  Distributions from unconsolidated entities .........................................          9,660            616          2,843
                                                                                          -----------    -----------    -----------
                                                                                              112,588        103,299         79,793
Changes in operating assets and liabilities excluding effect of businesses acquired:
  (Increase) decrease in accounts receivable .........................................       (101,322)         9,998        (54,544)
  Decrease in inventories and contracts in progress, net .............................        100,612         28,409         20,876
  Increase (decrease) in accounts payable ............................................         31,359         (8,107)         7,732
  Increase in accrued payroll and benefits and other accrued expenses and liabilities          42,833         14,814         10,522
  Changes in other assets and liabilities, net .......................................         23,272         (2,674)       (20,759)
                                                                                          -----------    -----------    -----------
Net cash provided by operating activities ............................................        209,342        145,739         43,620
                                                                                          -----------    -----------    -----------
Cash flows from investing activities:
  Proceeds from sale of discontinued operations, sale of assets and equity investment           1,661          4,413         10,061
  Proceeds from sale of property, plant and equipment ................................            714          3,577          5,478
  Purchase of property, plant and equipment ..........................................        (19,733)       (12,445)       (16,134)
  Investment in and advances to unconsolidated entities and joint ventures ...........         (4,752)        (3,449)          (237)
  Payments for acquisitions of businesses, net of cash acquired, and related earn-out
    agreements .......................................................................        (40,732)       (10,690)        (1,568)
  Net (disbursements) proceeds for other investments .................................         (1,573)            58         (1,188)
                                                                                          -----------    -----------    -----------
Net cash used in investing activities ................................................        (64,415)       (18,536)        (3,588)
                                                                                          -----------    -----------    -----------
Cash flows from financing activities:
  Proceeds from working capital credit line ..........................................        149,500        899,552      1,365,950
  Repayments of working capital credit line ..........................................       (149,500)      (979,552)    (1,425,350)
  Borrowings for long-term debt ......................................................          2,420             --             31
  Repayments for long-term debt ......................................................         (2,475)           (89)          (144)
  Repayments for capital lease obligations ...........................................           (615)          (182)          (458)
  Proceeds from exercise of stock options ............................................         10,400          1,742          1,590
  Excess tax benefits from share-based compensation ..................................          6,768             --             --
                                                                                          -----------    -----------    -----------
Net cash provided by (used in) financing activities ..................................         16,498        (78,529)       (58,381)
                                                                                          -----------    -----------    -----------
Effect of exchange rate changes on cash and cash equivalents .........................          8,525         (3,998)         1,749
                                                                                          -----------    -----------    -----------
Increase (decrease) in cash and cash equivalents .....................................        169,950         44,676        (16,600)
Cash and cash equivalents at beginning of year .......................................        103,785         59,109         75,709
                                                                                          -----------    -----------    -----------
Cash and cash equivalents at end of year .............................................    $   273,735    $   103,785    $    59,109
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

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                                ACCUMULATED
                                            TOTAL                                  OTHER
                                            STOCK-                             COMPREHENSIVE                               COMPRE-
                                           HOLDERS'     COMMON      CAPITAL       (LOSS)        RETAINED    TREASURY       HENSIVE
                                            EQUITY       STOCK      SURPLUS      INCOME (1)     EARNINGS      STOCK         INCOME
                                          ---------    --------    ---------     ---------     ---------    ---------     ---------
Balance, December 31, 2003 ...........    $ 521,356    $    323    $ 316,568     $   1,257     $ 219,921    $ (16,713)
  Net income .........................       33,207          --           --            --        33,207           --     $  33,207
  Foreign currency translation
    adjustments ......................        5,409          --           --         5,409            --           --         5,409
  Pension plan reduction of
    minimum liability, net of
    tax provision of $2.6 million ....        1,033          --           --         1,033            --           --         1,033
                                                                                                                          ---------
  Comprehensive income ...............                                                                                    $  39,649
                                                                                                                          =========
  Issuance of treasury stock
    for restricted stock units (2) ...           --          --         (836)           --            --          836
  Treasury stock, at cost (3) ........         (902)         --           --            --            --         (902)
  Common stock issued under
    stock option plans, net ..........        1,590           3        1,559            --            --           28
  Value of restricted stock units (4)           668          --          668            --            --           --
                                          ---------    --------    ---------     ---------     ---------    ---------
Balance, December 31, 2004 ...........      562,361         326      317,959         7,699       253,128      (16,751)
  Net income .........................       60,042          --           --            --        60,042           --     $  60,042
  Foreign currency translation
    adjustments ......................       (1,174)         --           --        (1,174)           --           --        (1,174)
  Pension plan additional minimum
    liability, net of tax benefit
    of $0 ............................      (11,895)         --           --       (11,895)           --           --       (11,895)
                                                                                                                          ---------
  Comprehensive income ...............                                                                                    $  46,973
                                                                                                                          =========
  Issuance of treasury stock
    for restricted stock units (2) ...           --          --         (540)           --            --          540
  Treasury stock, at cost (3) ........         (871)         --           --            --            --         (871)
  Common stock issued under
    stock option plans, net (5) ......        5,615           7        6,455            --            --         (847)
  Value of restricted stock units ....        1,358          --        1,358            --            --           --
                                          ---------    --------    ---------     ---------     ---------    ---------
Balance, December 31, 2005 ...........      615,436         333      325,232        (5,370)      313,170      (17,929)
  Net income .........................       86,634          --           --            --        86,634           --     $  86,634
  Foreign currency translation
    adjustments ......................        7,270          --           --         7,270            --           --         7,270
  Pension plan reduction of minimum
    liability, net of tax provision
    of $0.4 million ..................         880          --           --           880            --           --           880
                                                                                                                          ---------
  Comprehensive income ...............                                                                                    $  94,784
                                                                                                                          =========
  Effect of adopting Statement 158,
    net of tax benefit of
    $13.4 million ....................      (30,969)         --           --       (30,969)           --           --
  Issuance of treasury stock
    for restricted stock units (2) ...           --          --         (551)           --            --          551
  Treasury stock, at cost (3) ........       (1,587)         --           --            --            --       (1,587)
  Common stock issued under
    stock option plans, net (5) ......       25,539           3       23,455            --            --        2,081
  Value of restricted stock units ....        1,238          --        1,238            --            --           --
  Share-based compensation expense ...        5,868          --        5,868            --            --           --
                                          ---------    --------    ---------     ---------     ---------    ---------
Balance, December 31, 2006 ...........    $ 710,309    $    336    $ 355,242     $ (28,189)    $ 399,804    $ (16,884)
                                          =========    ========    =========     =========     =========    =========

----------
(1) As of December 31, 2006, represents cumulative foreign currency translation and pension liability adjustments of $18.8 million and $(47.0) million, respectively. As of December 31, 2005, represents cumulative foreign currency translation and net of tax minimum pension liability adjustments of $11.5 million and $(16.9) million, respectively. As of December 31, 2004, represents cumulative foreign currency translation and net of tax minimum pension liability adjustments of $12.7 million and $(5.0) million, respectively.
(2) Represents common stock transferred at cost from treasury stock upon the vesting of restricted stock units.
(3) Represents value of shares of common stock withheld by EMCOR for income tax withholding requirements upon the vesting of restricted stock units.
(4) Shares of common stock will be issued in respect of restricted stock units. This amount represents the value of restricted stock units at the date of grant.
(5) Includes the tax benefit of stock option exercises of $15.1 million in 2006 and $3.4 million in 2005. The 2006 amount includes an adjustment for stock option exercises of $4.5 million from prior periods.

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

      We are one of the largest electrical and mechanical construction and facilities services firms in the United States, Canada, the United Kingdom and in the world. We specialize in providing services relating to electrical and mechanical systems in facilities of all types and in providing comprehensive services for the operation, maintenance and management of substantially all aspects of such facilities, commonly referred to as "facilities services." We design, integrate, install, start-up, operate and maintain various electrical and mechanical systems, including: (a) systems for the generation and distribution of electrical power; (b) fire protection systems; (c) lighting systems; (d) low-voltage systems, such as fire alarm, security, communication and process control systems; (e) voice and data communications systems; (f) heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems; and (g) plumbing, process and high-purity piping systems. We provide electrical and mechanical construction services and facilities services directly to corporations, municipalities and other governmental entities, owners/developers and tenants of buildings. We also provide these services indirectly by acting as a subcontractor to general contractors, systems suppliers and other subcontractors. Electrical and mechanical construction services generally fall into one of two categories: (a) large installation projects with contracts often in the multi-million dollar range that involve construction of industrial and commercial buildings and institutional and public works facilities or the fit-out of large blocks of space within commercial buildings and (b) smaller  installation  projects  typically  involving fit-out, renovation and retrofit work. Our facilities services, which support the operation of a customer's facilities, include site-based operations and maintenance, mobile maintenance and services, facilities management, remote monitoring, small modification and retrofit projects, technical consulting and diagnostic services, installation and support for building systems, program development, energy management programs and the design and construction of energy-related projects. These services are provided to a wide range of commercial, industrial, utility and institutional facilities including those at which we provided construction services.

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. All investments over which we exercise significant influence, but do not control (a 20% to 50% ownership interest), are accounted for using the equity method of accounting. Additionally, we participate in a joint venture with another company, and we have consolidated this joint venture as we have determined that through our participation we have a variable interest and are the primary beneficiary as defined by FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities".

      Minority interest represents the allocation of earnings to our joint venture partners who either have a minority-ownership interest in joint ventures or are not at risk for the majority of losses of the joint venture, which joint ventures have been accounted for by us using the consolidation method of accounting.

      On February 10, 2006, we effected a 2-for-1 stock split in the form of a stock distribution of one common share for each common share owned on the record date of January 30, 2006. The capital stock accounts, all share data and earnings per share data give effect to the stock split, applied retroactively, to all periods presented. See Note H - Common Stock of the notes to consolidated financial statements for additional information.

      The results of operations for all years presented reflect discontinued operations accounting due to the sale of a subsidiary in 2006 and in 2005.

      The results of operations of acquisitions in 2006 and 2005 have been included in the results of operations from the date of the respective acquisition by us.

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

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

REVENUE RECOGNITION

      Revenues from long-term construction contracts are recognized on the percentage-of-completion method. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Certain of our electrical contracting business units measure percentage-of-completion by the percentage of labor costs incurred to date for each contract to the estimated total labor costs for such contract. Revenues from services contracts are recognized as services are provided. There are two basic types of services contracts (a) fixed price facilities services contracts which are signed in advance for maintenance, repair and retrofit work over periods typically ranging from one to three years (pursuant to which our employees may be at a customer's site full time) and (b) services contracts which may or may not be signed in advance for similar maintenance, repair and retrofit work on an as needed basis (frequently referred to as time and material work). Fixed price facilities services contracts are generally performed over the contract period, and, accordingly, revenue is recognized on a pro-rata basis over the life of the contract. Revenues derived from other services contracts are recognized when the services are performed in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition, revised and updated". Expenses related to all services contracts are recognized as incurred. Provisions for estimated losses on uncompleted long-term contracts are made in the period in which such losses are determined. In the case of customer change orders for uncompleted long-term construction contracts, estimated recoveries are included for work performed in forecasting ultimate profitability on certain contracts. Due to uncertainties inherent in the estimation process, it is reasonably possible that completion costs, including those arising from contract penalty provisions and final contract settlements, will be revised in the near-term. Such revisions to costs and income are recognized in the period in which the revisions are determined.

COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

      Costs and estimated earnings in excess of billings on uncompleted contracts arise in the consolidated balance sheets when revenues have been recognized but the amounts cannot be billed under the terms of the contracts. Such amounts are recoverable from customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of the contract. Also included in costs and estimated earnings on uncompleted contracts are amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to scope and price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value when realization is probable and can be reasonably estimated. No profit is recognized on construction costs incurred in connection with claim amounts. Claims and unapproved change orders made by us involve negotiation and, in certain cases, litigation. In the event litigation costs are incurred by us in connection with claims or unapproved change orders, such litigation costs are expensed as incurred, although we may seek to recover these costs. We believe that we have established legal bases for pursuing recovery of our recorded unapproved change orders and claims, and it is management's intention to pursue and litigate such claims, if necessary, until a decision or settlement is reached. Unapproved change orders and claims also involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded claims and unapproved change orders may be made in the near term. If we do not successfully resolve these matters, a net expense (recorded as a reduction in revenues) may be required, in addition to amounts that have been previously provided for. Claims against us are recognized when a loss is considered probable and amounts are reasonably determinable.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

      Costs and estimated earnings on uncompleted contracts and related amounts billed as of December 31, 2006 and 2005 were as follows (in thousands):

                                                      2006              2005
                                                  -----------       -----------
Costs incurred on uncompleted contracts ....      $ 7,983,614       $ 8,927,230
Estimated earnings .........................          519,164           546,394
                                                  -----------       -----------
                                                    8,502,778         9,473,624
Less: billings to date .....................        8,766,999         9,618,225
                                                  -----------       -----------
                                                  $  (264,221)      $  (144,601)
                                                  ===========       ===========

      Such amounts were included in the accompanying Consolidated Balance Sheets at December 31, 2006 and 2005 under the following captions (in thousands):

                                                                                        2006          2005
                                                                                     ---------     ---------
Costs and estimated earnings in excess of billings on uncompleted contracts .....    $ 147,848     $ 185,634
Billings in excess of costs and estimated earnings on uncompleted contracts .....     (412,069)     (330,235)
                                                                                     ---------     ---------
                                                                                     $(264,221)    $(144,601)
                                                                                     =========     =========

      As of December 31, 2006 and 2005, costs and estimated earnings in excess of billings on uncompleted contracts included unbilled revenues for unapproved change orders of approximately $48.2 million and $56.3 million, respectively, and for claims of approximately $22.4 million and $36.6 million, respectively. In addition, accounts receivable as of December 31, 2006 and 2005 includes claims of approximately $6.7 million and $4.7 million, respectively, plus unapproved change orders and contractually billed amounts related to such contracts of $76.9 million and $76.2 million, respectively. Generally, contractually billed amounts will not be paid by the customer to us until final resolution of related claims. Included in the claims amount is approximately $8.2 million and $18.2 million as of December 31, 2006 and 2005, respectively, related to projects of our Poole & Kent subsidiary, which projects had commenced prior to our acquisition of Poole & Kent in 1999. The Poole & Kent claims amount principally relate to a civil action in which Poole & Kent is a participant. See Note O - Legal Proceedings of the notes to consolidated financial statements for additional information.

CLASSIFICATION OF CONTRACT AMOUNTS

      In accordance with industry practice, we classify as current all assets and liabilities related to the performance of long-term contracts. The contracting cycle for certain long-term contracts may extend beyond one year, and, accordingly, collection or payment of amounts related to these contracts may extend beyond one year. Accounts receivable at December 31, 2006 and 2005 included $216.1 million and $209.5 million, respectively, of retainage billed under terms of these contracts. We estimate that approximately 86% of retainage recorded at December 31, 2006 will be collected during 2007. Accounts payable at December 31, 2006 and 2005 included $43.7 million and $43.1 million, respectively, of retainage withheld under terms of the contracts. We estimate that approximately 89% of retainage withheld at December 31, 2006 will be paid during 2007. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations. The allowance for doubtful accounts requirements are re-evaluated and adjusted on a regular basis and as additional information is received.

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

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

INVESTMENTS, NOTES AND OTHER LONG-TERM RECEIVABLES

      Investments, notes and other long-term receivables were $29.6 million and $28.7 million at December 31, 2006 and 2005, respectively, and primarily consist of investments in joint ventures accounted for using the equity method of accounting. Included as investments, notes and other long-term receivables were investments of $16.7 million and $18.3 million as of December 31, 2006 and 2005, respectively, relating to a venture with Baltimore Gas & Electric (a subsidiary of Constellation Energy). This joint venture designs, constructs, owns, operates, leases and maintains facilities to produce chilled water for use in air conditioning commercial properties.

PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment is stated at cost. Depreciation, including amortization of assets under capital leases, is recorded principally using the straight-line method over estimated useful lives of 3 to 10 years for machinery and equipment, 3 to 5 years for vehicles, furniture and fixtures and computer hardware/software and 25 years for buildings. Leasehold improvements are amortized over the shorter of the remaining life of the lease term or the expected service life of the improvement. As events and circumstances indicate, we review the carrying amount of property, plant and equipment for impairment. In performing this review for recoverability, long-lived assets are assessed for possible impairment by comparing their carrying values to their undiscounted net pre-tax cash flows expected to result from the use of the asset. Impaired assets are written down to their fair values, generally determined based on their estimated future discounted cash flows. Through December 31, 2006, no material adjustment for the impairment of property, plant and equipment carrying value has been required.

      Property, plant and equipment in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2006 and 2005 (in thousands):

                                                         2006            2005
                                                      ---------       ---------
Machinery and equipment ........................      $  43,723       $  31,921
Vehicles .......................................         31,047          28,015
Furniture and fixtures .........................         19,640          20,974
Computer hardware/software .....................         63,047          44,557
Land, buildings and leasehold improvements .....         46,693          43,934
                                                      ---------       ---------
                                                        204,150         169,401
Accumulated depreciation and amortization ......       (151,370)       (122,958)
                                                      ---------       ---------
                                                      $  52,780       $  46,443
                                                      =========       =========

GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

      Goodwill at December 31, 2006 and 2005 was approximately $288.2 million and $283.4 million, respectively, and reflects the excess of cost over fair market value of net identifiable assets of companies acquired. We have adopted the following accounting standards issued by the Financial Accounting Standards Board ("FASB"): Statement No. 141, "Business Combinations" ("Statement 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). Statement 141 requires that all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. Statement 142 requires goodwill and other identifiable intangible assets that have indefinite useful lives not be amortized, but instead must be tested at least annually for impairment (which we test each October 1). Furthermore, Statement 142 requires identifiable intangible assets with finite lives be amortized over their useful lives. Statement 142 requires that goodwill be allocated to the reporting units. The fair value of the reporting unit is compared to the carrying amount on an annual basis to determine if there is a potential impairment. If the fair value of the reporting unit is less than its carrying value of such goodwill, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value. The fair value for goodwill is determined based on discounted estimated future cash flows. Our annual impairment review is performed in accordance with the provisions of Statement 142 and FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

      The changes in the carrying amount of goodwill during the year ended December 31, 2006 were as follows (in thousands):

Balance at beginning of period ..................................     $ 283,412
Earn-out payments/accruals on prior year acquisitions ...........         3,502
Goodwill recorded for acquisition of businesses .................         1,890
Goodwill allocated to the sale of assets and other items, net ...          (639)
                                                                      ---------
Balance at end of period ........................................     $ 288,165
                                                                      =========

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

      As of December 31, 2006, there are remaining contingent payments of approximately $5.0 million related to prior acquisitions.

      Identifiable intangible assets are comprised of $14.7 million of customer backlog, $21.9 million of customer relationships, $2.1 million of non-competition agreements and $13.8 million of trademarks and tradenames, all acquired as a result of acquisitions in 2002, 2005 and 2006. The amounts attributable to backlog, customer relationships and non-competition agreements are being amortized on a straight-line method over periods from one to fifteen years. The backlog, customer relationships and non-competition agreements are presented in the consolidated balance sheets net of accumulated amortization of $14.5 million and $10.2 million at December 2006 and 2005, respectively. The $13.8 million attributable to trademarks and tradenames is not being amortized as trademarks and tradenames have indefinite lives, but are subject to an annual review for impairment in accordance with Statement 142. See Note C - Acquisitions of Businesses and Disposition of Assets of the notes to consolidated financial statements for additional information. The following table presents the estimated future amortization expense of identifiable intangible assets as of December 31, 2006 (in thousands):

2007 .................................................................   $ 6,147
2008 .................................................................     4,970
2009 .................................................................     2,830
2010 .................................................................     1,744
2011 .................................................................     1,671
Thereafter ...........................................................     6,812
                                                                         -------
                                                                         $24,174
                                                                         =======

INSURANCE LIABILITIES

      Our insurance liabilities are determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. At December 31, 2006 and 2005, the estimated current portion of undiscounted insurance liabilities of $16.5 million and $13.0 million, respectively, were included in "Other accrued expenses and liabilities" in the accompanying Consolidated Balance Sheets. The estimated non-current portion of the undiscounted insurance liabilities included in "Other long-term obligations" at December 31, 2006 and 2005 were $80.9 million and $76.9 million, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying values of our financial instruments, which include accounts receivable and other financing commitments, approximate their fair values due primarily to their short-term maturities.

FOREIGN OPERATIONS

      The financial statements and transactions of our foreign subsidiaries are maintained in their functional currency and translated into U.S. dollars in accordance with FASB Statement No. 52, "Foreign Currency Translation". Translation adjustments have been recorded as "Accumulated other comprehensive loss", a separate component of "Stockholders' equity".

INCOME TAXES

      We account for income taxes in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes" ("Statement 109"). Statement 109 requires an asset and liability approach which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized.

DERIVATIVES AND HEDGING ACTIVITIES

      As of December 31, 2006, 2005 and 2004, we did not have any material derivative instruments.

VALUATION OF SHARE-BASED COMPENSATION PLANS

      We have various types of share-based compensation plans and programs which are administered by our Board of Directors or its Compensation and Personnel Committee. See Note I - Stock Options and Stock Plans for additional information regarding the share-based compensation plans and programs.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

      On January 1, 2006,  we adopted FASB  Statement No.  123(R),  "Share-Based
Payment" ("Statement 123(R)"). With the adoption of Statement 123(R), all share-based payments to our employees and non-employee directors, including grants of stock options, have been recognized in the income statement based on their fair values, on a straight-line basis over the requisite service period, which is generally the vesting period, utilizing the modified prospective method of accounting. The impact of the adoption of Statement 123(R) resulted in $4.0 million of compensation expense for the year ended December 31, 2006. As a result, net income was adversely impacted in this period by $2.4 million, and basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS") were both adversely impacted by $0.07. Approximately $1.2 million of compensation expense, net of income taxes, will be recognized over the approximate 15 month remaining vesting period for stock options outstanding at December 31, 2006. Prior to January 1, 2006, we applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25") and related interpretations in accounting for stock options. Accordingly, no compensation expense has been recognized in the accompanying Consolidated Statements of Operations for the years ended December 31, 2005 and 2004 in respect of stock options granted during that period inasmuch as we granted stock options at fair market value. Had compensation expense for the options for the years ended December 31, 2005 and 2004 been determined consistent with FASB Statement No. 123, "Accounting for Stock-Based Compensation" and FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", our net income, Basic EPS and Diluted EPS would have been reduced from the "as reported amounts" below to the "pro forma amounts" below (in thousands, except per share amounts):

                                                                                               2005          2004
                                                                                            ----------    ----------
Income from continuing operations:
  As reported ..........................................................................    $   61,153    $   33,265
  Less: Total stock-based compensation expense determined under fair value based method,
    net of related tax effects .........................................................         2,112         2,981
                                                                                            ----------    ----------
  Pro Forma ............................................................................    $   59,041    $   30,284
                                                                                            ==========    ==========
Basic EPS:
  As reported ..........................................................................    $     1.96    $     1.09
  Pro Forma ............................................................................    $     1.90    $     1.00
Diluted EPS:
  As reported ..........................................................................    $     1.92    $     1.07
  Pro Forma ............................................................................    $     1.85    $     0.97

NEW ACCOUNTING PRONOUNCEMENTS

      In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R)" ("Statement 158"). Statement 158 requires that a company recognize the overfunded or underfunded status of its defined benefit post retirement plans (other than multi-employer plans) as an asset or liability in its statement of financial position and that it recognize changes in the funded status in the year in which the changes occur through other comprehensive income. Statement 158 also requires the measurement of the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position and to provide additional disclosures. On December 31, 2006, we adopted the recognition and disclosure provisions of Statement 158. The effect of adopting Statement 158 on our financial position at December 31, 2006 has been included in the accompanying consolidated financial statements and increased Accumulated other comprehensive loss by $31.0 million, net of a deferred tax benefit. Statement 158 did not have an effect on our financial position as of December 31, 2005 or 2004. We measure the fair value of plan assets and benefit obligations on December 31 of each year. See Note J - Retirement Plans of the notes to consolidated financial statements for more information on the impact of adoption and the related disclosures.

      In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", an interpretation of FASB Statement No. 109, "Accounting for Income Taxes" ("FIN 48"), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007, as required. The impact upon adoption is expected to result in an immaterial reduction of retained earnings and an increase in the accrual for income taxes. We will disclose the cumulative effect of the change in retained earnings in the consolidated financial statements in the first quarter of 2007.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

      In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("Statement 157"). Statement 157 provides guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. Statement 157 is effective for our financial statements beginning with the first quarter of 2008. Early adoption is permitted. We have not determined the effect, if any, the adoption of Statement 157 will have on our financial position and results of operations.

      In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No 115" ("Statement 159"). Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Statement 159 is effective for our financial statements beginning with the first quarter of 2008. We have not determined the effect, if any, the adoption of Statement 159 will have on our financial position and results of operations.

NOTE C -- ACQUISITIONS OF BUSINESSES AND DISPOSITIONS OF ASSETS

      During 2006, we acquired three companies, which were not individually or in the aggregate material, for $41.1 million in cash. Goodwill and Identifiable intangible assets, representing the excess purchase price over the fair value of amounts assigned to the net tangible assets acquired (primarily current assets and current liabilities), was preliminarily valued at $5.1 million and $20.0 million, respectively. In November 2005, we acquired one company for cash of $13.6 million. Goodwill and Identifiable intangible assets were valued at $5.2 million and $7.1 million, respectively, after completion of the final valuation and purchase price adjustments.

      We believe the additions of these companies further our goal of market and geographic diversification, expansion of our fire protection and our facilities services operations and overall expansion of our service offerings. Additionally, these acquisitions create more opportunities for our subsidiaries to collaborate on national facilities services contracts. See Note B - Summary of Significant Accounting Policies of the notes to consolidated financial statements for a discussion of Goodwill and Identifiable intangible assets.

      During 2006 and 2005, we recorded an aggregate of $3.5 million and $0.7 million, respectively, by reason of earn-out obligations in respect of prior year acquisitions.

      On January 31, 2006, we sold a subsidiary that had been part of our United States mechanical construction and facilities services segment. On September 30, 2005, we sold a subsidiary that had been part of our United States facilities services segment. Results of these operations for all periods presented in our consolidated financial statements reflect discontinued operations accounting. Included in the results of discontinued operations for the year ended December 31, 2006 was a loss of $0.6 million (net of income taxes) which relates to the January 2006 sale of the subsidiary that had been part of our United States mechanical construction and facilities services segment. Included in the $1.1 million loss (net of income taxes) from discontinued operations for the year ended December 31, 2005 is a loss of $1.0 million (net of income taxes) which relates to the September 2005 sale of a subsidiary that had been part of our United States facilities services segment. An aggregate of $1.7 million and $4.4 million in cash and notes was received as consideration for both of these sales in 2006 and 2005, respectively. As of December 31, 2006 and 2005, the notes in respect of each year had been paid in full. We will not have any future involvement with these subsidiaries. The components of the results of operations for the discontinued operations are not presented as they are not material to the consolidated results of operations.

      The gain on sale of assets of $2.8 million for the year ended December 31, 2004 was related to the September 1, 2004 sale of assets of our United Kingdom Delcommerce equipment rental service division. Concurrently with the sale, we entered into a long-term agreement to utilize the equipment rental services of the purchaser. The $1.8 million gain in 2004 on the sale of an equity investment was attributable to the August 2004 sale of our interest in a South African joint venture, the operating results of which had been reported in the Other international construction and facilities services segment. There were no other sales of such assets or equity investments in the years ended December 31, 2006, 2005 and 2004 other than the disposal of property, plant and equipment in the normal course of business.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE D -- EARNINGS PER SHARE

      The following tables summarize our calculation of Basic and Diluted Earnings per Share ("EPS") for the years ended December 31, 2006, 2005 and 2004:

                                                                                    2006               2005               2004
                                                                                ------------       ------------       ------------
NUMERATOR:
Income before discontinued operations ......................................    $ 87,254,000       $ 61,153,000       $ 33,265,000
Loss from discontinued operations ..........................................        (620,000)        (1,111,000)           (58,000)
                                                                                ------------       ------------       ------------
Net income available to common stockholders ................................    $ 86,634,000       $ 60,042,000       $ 33,207,000
                                                                                ============       ============       ============

DENOMINATOR:
Weighted average shares outstanding used to compute basic earnings per share      31,607,715         31,143,363         30,395,810
Effect of diluted securities - Share-based awards ..........................       1,132,482            691,518            737,664
                                                                                ------------       ------------       ------------
Shares used to compute diluted earnings per share ..........................      32,740,197         31,834,881         31,133,474
                                                                                ============       ============       ============

Basic earnings (loss) per share:
  Continuing operations ....................................................    $       2.76       $       1.96       $       1.09
  Discontinued operations ..................................................           (0.02)             (0.03)             (0.00)
                                                                                ------------       ------------       ------------
  Total ....................................................................    $       2.74       $       1.93       $       1.09
                                                                                ============       ============       ============

Diluted earnings (loss) per share:
  Continuing operations ....................................................    $       2.67       $       1.92       $       1.07
  Discontinued operations ..................................................           (0.02)             (0.03)             (0.00)
                                                                                ------------       ------------       ------------
  Total ....................................................................    $       2.65       $       1.89       $       1.07
                                                                                ============       ============       ============

      The number of options granted to purchase shares of our common stock that were excluded from the computation of Diluted EPS for the years ended December 31, 2006, 2005 and 2004 because they would be antidilutive were zero, 365,940 and 1,773,294, respectively.

NOTE E -- CURRENT DEBT

CREDIT FACILITIES

      Our previous revolving credit agreement (the "Old Revolving Credit Facility") made as of September 26, 2002, as amended, provided for a credit facility of $350.0 million. Effective October 17, 2005, we replaced the Old Revolving Credit Facility with an amended and restated $350.0 million revolving credit facility (the "2005 Revolving Credit Facility"). The 2005 Revolving Credit Facility expires on October 17, 2010. It permits us to increase our borrowing to $500.0 million if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We utilized this feature to increase the line of credit under the 2005 Revolving Credit Facility from $350.0 million to $375.0 million on November 29, 2005. We may allocate up to $125.0 million of the borrowing capacity under the 2005 Revolving Credit Facility to letters of credit. The 2005 Revolving Credit Facility is guaranteed by certain of our direct and indirect subsidiaries, is secured by substantially all of our assets and most of the assets of our subsidiaries, and provides for borrowings in the form of revolving loans and letters of credit. The 2005 Revolving Credit Facility contains various covenants requiring, among other things, maintenance of certain financial ratios and certain restrictions with respect to payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount of the 2005 Revolving Credit Facility. The fee ranges from 0.25% to 0.5% of the unused amount, based on certain financial tests. Borrowings under the 2005 Revolving Credit Facility bear interest at (1) a rate which is the prime commercial lending rate announced by Harris Nesbitt from time to time (8.25% at December 31, 2006) plus 0.0% to 0.5%, based on certain financial tests or (2) United States dollar LIBOR (5.35% at December 31,
2006) plus 1.0% to 2.25%, based on certain financial tests. The interest rates in effect at December 31, 2006 were 8.25% and 6.35% for the prime commercial lending rate and the United States dollar LIBOR, respectively. Letter of credit fees issued under this facility range from 1.0% to 2.25% of the respective face amounts of the letters of credit issued and are charged based on the type of letter of credit issued and certain financial tests. In connection with the replacement of the Old Revolving Credit Facility, $0.4 million of prepaid commitment fees were recorded as interest expense for 2005. As of December 31, 2006 and 2005, we had approximately $55.6 million and $53.3 million of letters of credit outstanding, respectively. There were no borrowings under the 2005 Revolving Credit Facility as of December 31, 2006 and 2005.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE E -- CURRENT DEBT -- (CONTINUED)

FOREIGN BORROWINGS

      Our Canadian subsidiary, Comstock Canada Ltd., has a credit agreement with a bank providing for an overdraft facility of up to Cdn. $0.5 million. The facility is secured by a standby letter of credit and provides for interest at the bank's prime rate, which was 6.0% at December 31, 2006. There were no borrowings outstanding under this credit agreement at December 31, 2006 or 2005.

NOTE F -- LONG-TERM DEBT

      Long-term debt in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2006 and 2005 (in thousands):

                                                                                         2006      2005
                                                                                        ------    ------
Capitalized Lease Obligations at weighted average interest rates from 5.0% to 6.0%
  payable in varying amounts through 2011 ..........................................    $1,566    $1,570
Other, at weighted average interest rates of approximately 10.0%, payable in varying
  amounts through 2012 .............................................................       332       387
                                                                                        ------    ------
                                                                                         1,898     1,957
Less: current maturities ...........................................................       659       551
                                                                                        ------    ------
                                                                                        $1,239    $1,406
                                                                                        ======    ======

CAPITALIZED LEASE OBLIGATIONS

      See Note K - Commitments and Contingencies of the notes to consolidated financial statements for additional information.

OTHER LONG-TERM DEBT

      Other long-term debt consists primarily of loans for real estate, office equipment, automobiles and building improvements. The aggregate amount of other long-term debt maturing is approximately $0.1 million in each of the next five years.

NOTE G -- INCOME TAXES

      The 2006 income tax provision was $30.5 million compared to $9.6 million for 2005 and a benefit of approximately $0.01 million for 2004.

      The 2006 income tax provision was comprised of: (a) $46.6 million of income tax provision in respect of pre-tax earnings of $117.7 million; (b) $8.4 million of income tax benefit related to the reversal of a valuation allowance based on the determination that sufficient taxable income existed in the past and will continue in the future to realize the related United Kingdom tax assets; (c) a $3.9 million income tax benefit related to the realization of net operating losses for which valuation allowances had previously been recorded in Canada; (d) an income tax benefit of $1.9 million for income tax reserves no longer required based on a current analysis of probable exposures; and (e) income tax benefits related to items aggregating approximately $1.9 million principally due to the deductibility of certain compensation arrangements for income tax purposes.

      The income tax provision for 2005 was comprised of: (a) $27.1 million of income tax provision in respect of pre-tax earnings of $70.8 million; (b) $5.2 million of income tax provision related to a valuation allowance recorded to reduce deferred tax assets related to net operating losses and other temporary differences with respect to our Canadian construction and facilities services segment, since there is uncertainty as to whether the segment will have sufficient taxable income in the future to realize the benefit of such deferred tax assets; and (c) the offset of such income tax provisions by a $22.7 million income tax benefit for income tax reserves no longer required based on a current analysis of probable exposures.

      The income tax benefit of approximately $0.01 million for 2004 was comprised of: (a) $13.9 million of income tax provision on pre-tax earnings of $33.3 million; (b) $8.2 million of income tax provision related to a valuation allowance recorded to reduce net deferred tax assets related to net operating losses and other temporary differences of the United Kingdom construction and facilities services segment inasmuch as there is uncertainty of sufficient future income to realize the benefit of such deferred tax assets; and (c) the partial offset of such income tax provisions by $22.1 million of income tax benefits for income tax reserves no longer required based on current analysis of probable exposures. The provision on income before income taxes for 2006, 2005 and 2004 each was recorded at an effective income tax rate of approximately 40%, 38% and 42%, respectively, excluding the items discussed above.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE G -- INCOME TAXES -- (CONTINUED)

      We have recorded liabilities for our best estimate of the probable loss on certain positions taken on our income tax returns. We believe our recorded income tax liabilities are adequate for all tax years subject to audit based on our assessment of many factors. Although we believe our recorded income tax assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore, our assessments involve judgments about future events and rely on reasonable estimates and assumptions. These income tax liabilities generally are not finalized with the individual tax authorities until several years after the end of the annual period for which income taxes have been estimated. As of December 31, 2006 and 2005, we had income tax reserves of $5.6 million and $7.5 million (included in "Other accrued expenses and liabilities"), respectively. The decrease in income tax reserves relates to the reversals discussed above.

      We file a consolidated federal income tax return including all of our U.S. subsidiaries. At December 31, 2006, we had net operating loss carryforwards ("NOLs") for U.S. income tax purposes of approximately $7.0 million, which expire in the year 2009. In addition, at December 31, 2006, we had non-trade and capital losses for United Kingdom tax purposes of approximately $0.8 million, which have no expiration date and NOLs for Canadian income tax purposes of approximately $7.1 million, which expire in 2015. The NOLs are subject to review by taxing authorities.

      The income tax provision (benefit) in the accompanying Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004 consisted of the following (in thousands):

                                           2006           2005           2004
                                         --------       --------       --------
Current:
  Federal provision (benefit) .....      $ 29,546       $   (237)      $(16,397)
  State and local .................         9,917          5,628          4,988
  Foreign benefit .................        (2,810)          (752)        (2,306)
                                         --------       --------       --------
                                           36,653          4,639        (13,715)
                                         --------       --------       --------
  Deferred ........................        (6,169)         5,002         13,704
                                         --------       --------       --------
                                         $ 30,484       $  9,641       $    (11)
                                         ========       ========       ========

      Factors accounting for the variation from U.S. statutory income tax rates for the years ended December 31, 2006, 2005 and 2004 were as follows (in thousands):

                                                                2006         2005         2004
                                                              --------     --------     --------
Federal income taxes at the statutory rate ...............    $ 41,207     $ 24,778     $ 11,639
State and local income taxes, net of federal tax benefits        5,596        1,641        3,244
Foreign income taxes .....................................      (6,122)      (1,673)      (2,086)
Adjustments to valuation allowance for deferred tax assets      (8,446)       5,181        7,387
Reversal of tax reserves .................................      (1,881)     (22,745)     (22,083)
Other ....................................................         130        2,459        1,888
                                                              --------     --------     --------
                                                              $ 30,484     $  9,641     $    (11)
                                                              ========     ========     ========

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE G -- INCOME TAXES -- (CONTINUED)

      The components of the net deferred income tax asset are included in "Prepaid expenses and other" of $19.9 million and "Other assets" of $8.3 million at December 31, 2006 and "Prepaid expenses and other" of $22.0 million and "Other long-term liabilities" of $9.7 million at December 31, 2005 in the accompanying Consolidated Balance Sheets. The amounts recorded for the years ended December 31, 2006 and 2005 were as follows (in thousands):

                                                                                              2006         2005
                                                                                            --------     --------
Deferred income tax assets:
Net operating loss carryforwards .......................................................    $  4,974     $  9,486
Excess of amounts expensed for financial statement purposes over amounts deducted for income tax purposes:
    Insurance liabilities ..............................................................      22,622       27,357
    Pension liability ..................................................................      17,953        5,070
    Other liabilities ..................................................................      33,744       20,715
                                                                                            --------     --------
Total deferred income tax assets .......................................................      79,293       62,628
Valuation allowance for deferred tax assets ............................................     (12,893)     (18,738)
                                                                                            --------     --------
Net deferred income tax assets .........................................................      66,400       43,890
                                                                                            --------     --------
Deferred income tax liabilities:
Costs capitalized for financial statement purposes and deducted for income tax purposes:
    Depreciation of property, plant and equipment ......................................     (27,505)     (23,442)
    Other ..............................................................................     (10,741)      (8,134)
                                                                                            --------     --------
Total deferred income tax liabilities ..................................................     (38,246)     (31,576)
                                                                                            --------     --------
Net deferred income tax asset ..........................................................    $ 28,154     $ 12,314
                                                                                            ========     ========

      As of December 31, 2006 and 2005, the total valuation allowance on net deferred tax assets was approximately $12.9 million and $18.7 million, respectively. The primary reason for the decrease in the valuation allowance for 2006 was related to an $8.4 million reversal of a United Kingdom valuation allowance based on the determination that sufficient taxable income existed in the past and will continue in the future to realize the related United Kingdom tax assets.

      Income (loss) from continuing operations before income taxes for the years ended December 31, 2006, 2005 and 2004 consisted of the following (in thousands):

                                       2006             2005             2004
                                     --------         --------         --------
United States ..............         $107,651         $ 68,162         $ 39,696
Foreign ....................           10,087            2,632           (6,442)
                                     --------         --------         --------
                                     $117,738         $ 70,794         $ 33,254
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

NOTE H -- COMMON STOCK

      On January 27, 2006, our stockholders approved an amendment to our Restated Certificate of Incorporation authorizing an increase in the number of shares of our common stock from 30 million shares to 80 million shares. Following this approval, we effected on February 10, 2006 a 2-for-1 stock split in the form of a stock distribution of one common share for each common share owned, payable to shareholders of record on January 30, 2006. As of December 31, 2006 and 2005, 31,827,990 and 31,103,766 shares of our common stock were outstanding, respectively. Pursuant to a program authorized by our Board of Directors, we purchased 2,263,970 shares of our common stock prior to January 1, 2000. The aggregate amount of $16.9 million paid for those shares has been classified as "Treasury stock, at cost" in the Consolidated Balance Sheet at December 31, 2006, less the value of shares reissued pursuant to the exercise of stock options or issuance of restricted stock units as described in Note I - Stock Options and Stock Plans. Our management is authorized to expend up to an additional $3.2 million to purchase our common stock under this program.

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

                                                   AUTHORIZED
                                                     SHARES                 VESTING             EXPIRATION         VALUATION DATE
                                                     ------                 -------             ----------         --------------
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

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE I -- STOCK OPTIONS AND STOCK PLANS -- (CONTINUED)

      The following table summarizes our stock option and restricted stock unit activity since December 31, 2003:

                       STOCK OPTIONS                                                  RESTRICTED STOCK UNITS
---------------------------------------------------------------     ----------------------------------------------------------
                                                       WEIGHTED
                                                        AVERAGE
                                         SHARES          PRICE                                                         SHARES
                                         ------          -----                                                         ------
Balance, December 31, 2003 ........    3,298,394         $13.48     Balance, December 31, 2003 ..................      261,212
  Granted .........................      556,096         $21.65       Granted ...................................       85,276
  Forfeited .......................      (14,000)        $12.03       Forfeited .................................           --
  Exercised .......................     (342,982)        $ 4.69       Issued ....................................     (113,414)
                                      ----------                                                                    ----------
Balance, December 31, 2004 ........    3,497,508         $15.65     Balance, December 31, 2004 ..................      233,074
  Granted .........................      762,904         $22.84       Granted ...................................       31,276
  Forfeited .......................           --             --       Forfeited .................................           --
  Exercised .......................     (610,484)        $ 4.45       Issued ....................................      (98,138)
                                      ----------                                                                    ----------
Balance, December 31, 2005 ........    3,649,928         $19.03     Balance, December 31, 2005 ..................      166,212
  Granted .........................       79,060         $42.77       Granted ...................................      148,141
  Forfeited .......................           --             --       Forfeited .................................      (15,284)
  Exercised .......................     (662,124)        $15.92       Issued ....................................      (99,660)
                                      ----------                                                                    ----------
Balance, December 31, 2006 ........    3,066,864         $20.31     Balance, December 31, 2006 ..................      199,409
                                      ==========                                                                    ==========

      In addition, 4,140 shares were issued to certain non-employee directors pursuant to annual retainer arrangements. As a result of stock option exercises, $10.4 million of proceeds were received during the year ended December 31, 2006. The income tax benefit derived in 2006 as a result of such exercises and share-based compensation was $8.9 million, of which $6.8 million represented excess tax benefits. This compares to $1.7 million of proceeds from stock option exercises for the year ended December 31, 2005. The income tax benefit from the stock option exercises and other share-based compensation for the year ended December 31, 2005 was $3.9 million.

      The director shares and restricted stock units were awarded to directors and employees pursuant to non-employee director and key-person long-term incentive plans and a separation agreement for which $1.9 million and $0.9 million of compensation expense was recognized for the years ended December 31, 2006 and 2005, respectively. We also have outstanding phantom equity units for which $2.8 million of expense was recognized for the year ended December 31, 2006 due to changes in the market price of our common stock from the award date.

      The total intrinsic value of options (the amounts by which the stock price exceeded the exercise price of the option on the date of exercise)that was exercised during 2006, 2005 and 2004 was $23.7 million, $12.3 million and $5.5 million, respectively.

      At December 31, 2006, 2005 and 2004 approximately 2,620,000, 2,700,000 and
2,920,000 options were exercisable, respectively. The weighted average exercise price of exercisable options at December 31, 2006, 2005 and 2004 was approximately $19.93, $17.73 and $14.17, respectively.

      The following table summarizes information about our stock options at December 31, 2006 (adjusted for the February 10, 2006 2-for-1 stock split):

                                      STOCK OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                            ------------------------------------------------        -----------------------------

          RANGE OF                      WEIGHTED AVERAGE    WEIGHTED AVERAGE                     WEIGHTED AVERAGE
       EXERCISE PRICES      NUMBER       REMAINING LIFE      EXERCISE PRICE         NUMBER        EXERCISE PRICE
       ---------------      ------       --------------      --------------         ------        --------------
        $8.10 - $10.00      610,666        1.28 Years            $ 9.57             610,666           $ 9.57

       $10.97 - $13.57      170,000        3.68 Years            $12.48             170,000           $12.48

       $18.93 - $21.15      388,466        5.40 Years            $20.63             368,466           $20.71

       $21.92 - $23.18    1,312,968        6.72 Years            $22.43             926,037           $22.39

       $23.63 - $27.75      505,702        6.28 Years            $26.64             466,369           $26.86

       $35.58 - $45.05       79,062        8.14 Years            $42.77              79,062           $42.77

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE I -- STOCK OPTIONS AND STOCK PLANS -- (CONTINUED)

      The total aggregate intrinsic value of options outstanding as of December 31, 2006, 2005 and 2004 was approximately $112.1 million, $53.8 million and $24.4 million, respectively. The total aggregate intrinsic value of options exerciseable as of December 31, 2006, 2005 and 2004 was approximately $96.8 million, $43.3 million and $24.7 million, respectively.

      The pro forma effect on our net income, Basic EPS and Diluted EPS, had compensation costs been determined consistent with the recognition of compensation costs provisions of Statement No. 123, is presented in Note B - Summary of Significant Accounting Policies. The associated pro forma compensation costs related to the provisions of Statement No. 123, net of tax effects, were $2.1 million and $3.0 million for the years ending December 31, 2005 and 2004, respectively.

      The fair value on the date of grant was calculated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the periods indicated:

                                               FOR THE YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                               2006         2005         2004
                                             --------     --------     --------
Dividend yield ..........................           0%           0%           0%
Expected volatility .....................        34.0%        36.8%        28.4%
Risk-free interest rate .................         4.9%         3.9%         3.2%
Expected life of options in years .......         5.8          6.3          4.5
Weighted average grant date fair value ..    $  18.72     $   9.97     $   6.33

      Forfeitures of stock options have been historically insignificant to the calculation and are estimated to be zero in all periods presented.

      During 2004, 455,854 of out-of-the-money stock options were vested in full in anticipation of a change in accounting rules requiring the expensing of stock options beginning as of January 1, 2006 (see "Valuation of Share-Based Compensation Plans" in Note B - Summary of Significant Accounting Policies of the notes to consolidated financial statements for additional information).

NOTE J -- RETIREMENT PLANS

      Our United Kingdom subsidiary has a defined benefit pension plan covering all eligible employees (the "UK Plan"). The benefits under the UK Plan are based on wages and years of service with the subsidiary. Our policy is to fund the minimum amount required by law. The measurement date of the UK Plan is December 31 of each year.

      On December 31, 2006, we adopted the recognition and provisions of Statement 158. Statement 158 requires us to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of the UK Plan in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income (loss), net of tax. The adjustment to accumulated other comprehensive income (loss) at adoption represents the net unrecognized actuarial losses remaining from the initial adoption of Statement No. 87, "Employers' Accounting for Pensions" ("Statement 87"), all of which were previously netted against the plan's funded status in our statement of financial position pursuant to the provisions of Statement 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to our historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of accumulated other comprehensive income (loss). Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income (loss) at the adoption of Statement 158.

      The incremental effects of adopting the provisions of Statement 158 for the UK Plan on our consolidated statement of financial position at December 31, 2006 are presented in the following table. The adoption of Statement 158 had no effect on our consolidated statement of operations for the year ended December 31, 2006, or for any prior period presented, and it will have no effect on our future operating results. Had we not been required to adopt Statement 158 at December 31, 2006, we would have recognized a minimum pension liability pursuant to the provisions of Statement 87 of $15.6 million.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE J -- RETIREMENT PLANS -- (CONTINUED)

      The effect of recognizing the additional minimum liability for the UK Plan is included in the table below in the column labeled "Prior to Adopting Statement 158" (in thousands):

                                                                   AT DECEMBER 31, 2006
                                                   -----------------------------------------------------
                                                     PRIOR TO          EFFECT OF          AS REPORTED
                                                     ADOPTING          ADOPTING               AT
                                                   STATEMENT 158     STATEMENT 158     DECEMBER 31, 2006
                                                   -------------     -------------     -----------------
Intangible asset (pension) ..................        $     --           $     --            $     --
Accrued pension liability ...................        $ 16,592           $ 43,250            $ 59,842
Net deferred income tax asset ...............        $ 15,179           $ 12,975            $ 28,154
Accumulated other comprehensive income (loss)        $  2,086           $(30,275)           $(28,189)

      The change in benefit obligations and assets of the UK Plan for the years ended December 31, 2006 and 2005 consisted of the following components (in thousands):

                                                                             2006          2005
                                                                          ---------     ---------
CHANGE IN PENSION BENEFIT OBLIGATION
Benefit obligation at beginning of year ..............................    $ 206,460     $ 192,360
Service cost .........................................................        4,285         3,896
Interest cost ........................................................       10,484         9,701
Plan participants' contributions .....................................        2,794         3,226
Actuarial loss .......................................................       20,224        24,314
Benefits paid ........................................................       (7,970)       (5,313)
Foreign currency exchange rate changes ...............................       30,359       (21,724)
                                                                          ---------     ---------
Benefit obligation at end of year ....................................    $ 266,636     $ 206,460
                                                                          =========     =========
CHANGE IN PENSION PLAN ASSETS
Fair value of plan assets at beginning of year .......................    $ 163,630     $ 150,533
Actual return on plan assets .........................................       18,195        25,365
Employer contributions ...............................................        6,349         6,933
Plan participants' contributions .....................................        2,794         3,226
Benefits paid ........................................................       (7,970)       (5,313)
Foreign currency exchange rate changes ...............................       23,796       (17,114)
                                                                          ---------     ---------
Fair value of plan assets at end of year .............................    $ 206,794     $ 163,630
                                                                          ---------     ---------
Funded status at end of year .........................................    $ (59,842)    $ (42,830)
                                                                          =========     =========

AMOUNTS NOT YET REFLECTED IN NET PERIODIC BENEFIT COST AND
  INCLUDED IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

                                                                             2006
                                                                          ---------
Unrecognized losses ..................................................    $  58,888
                                                                          =========

RECONCILIATION OF FUNDED STATUS TO NET AMOUNTS RECOGNIZED IN
  THE CONSOLIDATED BALANCE SHEETS

                                                                             2006          2005
                                                                          ---------     ---------
Funded status ........................................................    $ (59,842)    $ (42,830)
Unrecognized prior service cost ......................................           --            67
Unrecognized losses ..................................................           --        40,984
                                                                          ---------     ---------
  Net amount recognized ..............................................    $ (59,842)    $  (1,779)
                                                                          =========     =========

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS
                                                                             2006          2005
                                                                          ---------     ---------
Intangible asset .....................................................    $      --     $      67
Current liability ....................................................           --        (1,846)
Non-current liability ................................................      (59,842)      (16,897)
Accumulated other comprehensive loss .................................           --        16,897
                                                                          ---------     ---------
  Net amount recognized ..............................................    $ (59,842)    $  (1,779)
                                                                          =========     =========

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE J -- RETIREMENT PLANS -- (CONTINUED)

      The assumptions used as of December 31, 2006, 2005 and 2004 in determining pension cost and liability shown above were as follows:

                                                   2006        2005        2004
                                                  ------      ------      ------
Discount rate ..............................        5.1%        4.8%        5.4%
Annual rate of salary provision ............        3.8%        3.1%        3.1%
Annual rate of return on plan assets .......        6.5%        6.3%        6.8%

      The annual rate of return on plan assets is based on the United Kingdom Government Bond yield, plus an estimated margin, at each year's measurement date. This annual rate approximates the historical annual return on plan assets and considers the expected asset allocation between equity and debt securities. For measurement purposes, the annual rates of inflation of covered pension benefits assumed for 2006 and 2005 were 2.8% and 2.5%, respectively.

      The components of net periodic pension benefit cost for the years ended December 31, 2006, 2005 and 2004 were as follows (in thousands):

                                                               2006         2005         2004
                                                             --------     --------     --------
Service cost ............................................    $  4,285     $  3,896     $  4,906
Interest cost ...........................................      10,484        9,701        8,891
Expected return on plan assets ..........................     (11,175)      (9,890)      (8,933)
Net amortization of prior service cost and actuarial loss          72           85           19
Amortization of unrecognized loss .......................       1,675        1,351        1,402
                                                             --------     --------     --------
Net periodic pension benefit cost .......................    $  5,341     $  5,143     $  6,285
                                                             ========     ========     ========

      The estimated net loss for the UK Plan that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost over the next year is $2.7 million.

UK PLAN ASSETS

      The weighted average asset allocations and weighted average target allocations at December 31, 2006 were as follows:

                                                                        TARGET
                                                   DECEMBER 31,          ASSET
ASSET CATEGORY                                         2006           ALLOCATION
--------------                                     ------------       ----------
Equity securities ....................                  71.6%             70.0%
Debt securities ......................                  27.8              30.0
Other ................................                   0.6                --
                                                     -------           -------
Total ................................                 100.0%            100.0%
                                                     =======           =======

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

CASH FLOWS:

CONTRIBUTIONS

      Our United Kingdom subsidiary expects to contribute approximately $7.0 million to its UK Plan in 2007.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE J -- RETIREMENT PLANS -- (CONTINUED)

ESTIMATED FUTURE BENEFIT PAYMENTS

      The following estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the following years (in thousands):

                                                                         PENSION
                                                                        BENEFITS
                                                                        --------
2007 .............................................................       $6,853
2008 .............................................................        7,343
2009 .............................................................        7,832
2010 .............................................................        8,322
2011 .............................................................        8,811
Succeeding five years ............................................       51,398

      The accumulated benefit obligation for the UK Plan for the years ended December 31, 2006 and 2005 was $223.4 million and $182.4 million, respectively.

      The following table shows certain information for the UK Plan where the accumulated benefit obligation is in excess of plan assets as of December 31, 2006 and 2005 (in thousands):

                                                         2006             2005
                                                       --------         --------
Projected benefit obligation .................         $266,636         $206,460
Accumulated benefit obligation ...............         $223,386         $182,373
Fair value of plan assets ....................         $206,794         $163,630

      We also sponsor two domestic defined benefit plans for which participation by new individuals is frozen. The benefit obligation associated with these plans as of December 31, 2006 and 2005 was approximately $5.3 million and $5.2 million, respectively. The estimated fair value of the plan assets as of
December 31, 2006 and 2005 was approximately $5.5 million and $4.9 million, respectively. The prepaid balances as of December 31, 2006 are classified as long-term assets on the balance sheet. As a result of adopting Statement 158 as of December 31, 2006 for these plans, Accumulated other comprehensive loss was increased by approximately $0.7 million, net of income taxes. The major assumptions used in the actuarial valuations included a discount rate of 6.0% and an expected rate of return of 8.5%. The estimated loss for these plans that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost over the next year is less than $0.1 million. The future estimated benefit payments associated with the plans for the next ten years is approximately $0.3 million per year.

      We contribute to various union pension funds based upon wages paid to our union employees. Such contributions approximated $150.1 million, $133.5 million and $133.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in contributions of $16.6 million for 2006 compared to 2005 was primarily related to increased hours worked and wages earned and incremental contributions for acquired companies of approximately $3.0 million.

      We have retirement and savings plans that cover U.S. eligible non-union employees. Contributions to these plans are based on a percentage of the employee's base compensation. The expenses recognized for the years ended December 31, 2006, 2005 and 2004 for these plans were $6.4 million, $6.2 million and $6.2 million, respectively.

      Our United Kingdom subsidiary has a defined contribution retirement plan. The expense recognized for the years ended December 31, 2006, 2005 and 2004 was $1.9 million, $1.7 million and $1.2 million, respectively.

      Our Canadian subsidiary has a defined contribution retirement plan. The expense recognized was $0.3 million for each of the years ended December 31, 2006, 2005 and 2004, respectively.

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

      Future minimum payments, by year and in the aggregate, under capital leases, non-cancelable operating leases and related subleases with initial or remaining terms of one or more years at December 31, 2006, were as follows (in thousands):

                                                CAPITAL     OPERATING   SUBLEASE
                                                 LEASE        LEASE      INCOME
                                               --------     ---------   --------
2007 ......................................    $    663     $ 43,656    $    306
2008 ......................................         506       36,862         168
2009 ......................................         370       28,734         168
2010 ......................................         148       22,320          --
2011 ......................................          11       14,575          --
Thereafter ................................          --       29,042          --
                                               --------     --------    --------
Total minimum lease payment ...............       1,698     $175,189    $    642
                                                            ========    ========
Amounts representing interest .............        (132)
                                               --------
Present value of net minimum lease payments    $  1,566
                                               ========

      Rent expense for operating leases and other rental items for the years ended December 31, 2006, 2005 and 2004 was $74.0 million, $61.5 million and $54.9 million, respectively. Rent expense for the years ended December 31, 2006, 2005 and 2004 included sublease rental income of $0.3 million, $0.5 million and $0.7 million, respectively.

      We have agreements with our executive officers and certain other key management personnel providing for severance benefits for such employees upon termination of their employment under certain circumstances.

      We are contingently liable to sureties in respect of performance and payment bonds issued by sureties, usually at the request of customers in connection with construction projects, which secure our payment and performance obligations under contracts for such projects. In addition, at the request of labor unions representing certain of our employees, bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Our bonding requirements typically increase as the amount of public sector work increases. As of December 31, 2006, based on our percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, had there been defaults on all our existing contractual obligations, would have been approximately $1.0 billion. The bonds are issued by our sureties in return for premiums, which vary depending on the size and type of bond. We have agreed to indemnify the sureties for amounts, if any, paid by them in respect of bonds issued on our behalf.

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

      One of our subsidiaries has guaranteed $25.0 million of borrowings of a venture in which it has a 40% interest; the other venture partner, Baltimore Gas and Electric (a subsidiary of Constellation Energy), has a 60% interest. The venture designs, constructs, owns, operates, leases and maintains facilities to produce chilled water for sale to customers for use in air conditioning commercial properties. These guarantees are not expected to have a material affect on our financial position or results of operations. Each of the venturers is jointly and severally liable, in the event of default, for the venture's $25.0 million in borrowings due December 2031.

      We presently employ approximately 27,000 people, approximately 69% of whom are represented by various unions pursuant to more than 400 collective bargaining agreements between our individual subsidiaries and local unions. We believe that our employee relations are generally good. Only two of these collective bargaining agreements are national or regional in scope.

      Restructuring expenses, primarily relating to employee severance obligations and reduction of leased facilities, were $1.6 million, $1.8 million and $8.3 million for 2006, 2005 and 2004, respectively. As of December 31, 2006 and 2005, the balance of these obligations was $0.2 million at each date, respectively. The December 31, 2005 obligation was paid in 2006.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE L -- ADDITIONAL CASH FLOW INFORMATION

      The following presents information about cash paid for interest and income taxes for the years ended December 31, 2006, 2005 and 2004 (in thousands):

                                                       2006       2005        2004
                                                     -------    -------     -------
Cash paid during the year for:
  Interest ......................................    $ 1,788    $ 8,573     $ 7,486
  Income taxes ..................................    $29,205    $ 9,858     $ 1,759
Non-cash financing activities:
  Assets acquired under capital lease obligations    $   612    $   412     $ 1,781
  Capital lease obligations terminated ..........    $    --    $  (322)    $    --
  Contingent purchase price accrued .............    $ 3,372    $    --     $    --

NOTE M -- SEGMENT INFORMATION

      We have the following reportable segments: United States electrical construction and facilities services; United States mechanical construction and facilities services; United States facilities services; Canada construction and facilities services; United Kingdom construction and facilities services; and Other international construction and facilities services. The segment "United States facilities services" principally consists of those operations which primarily provide consulting and maintenance services, and "Other international construction and facilities services" represents our operations outside of the United States, Canada and the United Kingdom (primarily in the Middle East) performing electrical construction, mechanical construction and facilities services. Our interest in the South African joint venture, which had been reflected in the "Other international construction and facilities services" segment, was sold in August 2004. The following tables present information about industry segments and geographic areas for the years ended December 31, 2006, 2005 and 2004. Insignificant reclassifications of certain business units among the segments have been made for all periods presented due to changes in our internal reporting structure (in millions):

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE M -- SEGMENT INFORMATION -- (CONTINUED)

                                                                                           AS REPORTED
                                                                                ----------------------------------
                                                                                  2006         2005         2004
                                                                                --------     --------     --------
Revenues from unrelated entities:
  United States electrical construction and facilities services ............    $1,280.2     $1,224.6     $1,235.3
  United States mechanical construction and facilities services ............     1,820.9      1,671.6      1,778.3
  United States facilities services ........................................       960.7        785.2        725.2
                                                                                --------     --------     --------
  Total United States operations ...........................................     4,061.8      3,681.4      3,738.8
  Canada construction and facilities services ..............................       287.8        342.1        280.8
  United Kingdom construction and facilities services ......................       671.4        673.1        678.5
  Other international construction and facilities services .................          --           --           --
                                                                                --------     --------     --------
  Total worldwide operations ...............................................    $5,021.0     $4,696.6     $4,698.1
                                                                                ========     ========     ========
Total revenues:
  United States electrical construction and facilities services ............    $1,284.7     $1,236.9     $1,275.8
  United States mechanical construction and facilities services ............     1,845.8      1,681.8      1,792.0
  United States facilities services ........................................       966.4        787.6        726.5
  Less intersegment revenues ...............................................       (35.1)       (24.9)       (55.5)
                                                                                --------     --------     --------
  Total United States operations ...........................................     4,061.8      3,681.4      3,738.8
  Canada construction and facilities services ..............................       287.8        342.1        280.8
  United Kingdom construction and facilities services ......................       671.4        673.1        678.5
  Other international construction and facilities services .................          --           --           --
                                                                                --------     --------     --------
  Total worldwide operations ...............................................    $5,021.0     $4,696.6     $4,698.1
                                                                                ========     ========     ========
Operating income (loss):
  United States electrical construction and facilities services ............    $   46.7     $   79.8     $   81.2
  United States mechanical construction and facilities services ............        82.1         20.2         (1.5)
  United States facilities services ........................................        39.0         26.3         14.4
                                                                                --------     --------     --------
  Total United States operations ...........................................       167.8        126.3         94.1
  Canada construction and facilities services ..............................         1.0         (7.9)       (11.9)
  United Kingdom construction and facilities services ......................         6.8          7.5          0.0
  Other international construction and facilities services .................        (0.1)         0.0          0.5
  Corporate administration .................................................       (55.9)       (43.2)       (35.0)
  Restructuring expenses ...................................................        (1.6)        (1.8)        (8.3)
  Gain on sale of assets ...................................................          --           --          2.8
                                                                                --------     --------     --------
  Total worldwide operations ...............................................       118.0         80.9         42.2
Other corporate items:
  Interest expense .........................................................        (2.3)        (8.3)        (8.9)
  Interest income ..........................................................         6.2          2.7          1.9
  Gain on sale of equity investment ........................................          --           --          1.8
  Minority interest ........................................................        (4.2)        (4.5)        (3.8)
  Income from continuing operations before income taxes ....................    $  117.7     $   70.8     $   33.3

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE M -- SEGMENT INFORMATION -- (CONTINUED)

                                                                                  2006         2005         2004
                                                                                --------     --------     --------
Capital expenditures:
  United States electrical construction and facilities services ............    $    2.8     $    2.4     $    1.7
  United States mechanical construction and facilities services ............         3.4          2.5          2.8
  United States facilities services ........................................         9.3          3.9          6.2
                                                                                --------     --------     --------
  Total United States operations ...........................................        15.5          8.8         10.7
  Canada construction and facilities services ..............................         2.5          1.3          0.8
  United Kingdom construction and facilities services ......................         1.1          0.3          3.7
  Other international construction and facilities services .................          --           --           --
  Corporate administration .................................................         0.6          2.0          0.9
                                                                                --------     --------     --------
  Total worldwide operations ...............................................    $   19.7     $   12.4     $   16.1
                                                                                ========     ========     ========
Depreciation and amortization of Property, plant and equipment:
  United States electrical construction and facilities services ............    $    3.1     $    3.0     $    3.3
  United States mechanical construction and facilities services ............         5.3          5.6          5.9
  United States facilities services ........................................         4.1          5.8          5.8
                                                                                --------     --------     --------
  Total United States operations ...........................................        12.5         14.4         15.0
  Canada construction and facilities services ..............................         1.0          0.9          0.9
  United Kingdom construction and facilities services ......................         2.8          2.8          4.3
  Other international construction and facilities services .................          --           --           --
  Corporate administration .................................................         0.8          1.3          0.7
                                                                                --------     --------     --------
  Total worldwide operations ...............................................    $   17.1     $   19.4     $   20.9
                                                                                ========     ========     ========

                                                                                  2006         2005
                                                                                --------     --------
Costs and estimated earnings in excess of billings on uncompleted contracts:
  United States electrical construction and facilities services ............    $   49.3     $   64.2
  United States mechanical construction and facilities services ............        62.8         70.5
  United States facilities services ........................................        11.1         10.3
                                                                                --------     --------
  Total United States operations ...........................................       123.2        145.0
  Canada construction and facilities services ...............................        18.3         21.7
  United Kingdom construction and facilities services ......................         6.3         18.9
  Other international construction and facilities services .................          --           --
                                                                                --------     --------
  Total worldwide operations ...............................................    $  147.8     $  185.6
                                                                                ========     ========
Billings in excess of costs and estimated earnings on uncompleted contracts:
  United States electrical construction and facilities services ............    $  144.8     $  120.2
  United States mechanical construction and facilities services ............       166.8        135.9
  United States facilities services ........................................        15.9         11.4
                                                                                --------     --------
  Total United States operations ...........................................       327.5        267.5
  Canada construction and facilities services ..............................        17.1         13.1
  United Kingdom construction and facilities services ......................        67.5         49.6
  Other international construction and facilities services .................          --           --
                                                                                --------     --------
  Total worldwide operations ...............................................    $  412.1     $  330.2
                                                                                ========     ========

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE M -- SEGMENT INFORMATION -- (CONTINUED)

                                                                      2006        2005
                                                                   --------    --------
Long-lived assets:
  United States electrical construction and facilities services    $   11.1    $   11.4
  United States mechanical construction and facilities services       206.8       183.9
  United States facilities services ...........................       145.9       136.7
                                                                   --------    --------
  Total United States operations ..............................       363.8       332.0
  Canada construction and facilities services .................         6.5         4.8
  United Kingdom construction and facilities services .........         6.4         7.1
  Other international construction and facilities services ....          --          --
  Corporate administration ....................................         2.5         2.9
                                                                   --------    --------
  Total worldwide operations ..................................    $  379.2    $  346.8
                                                                   ========    ========
Goodwill:
  United States electrical construction and facilities services    $    3.8    $    3.8
  United States mechanical construction and facilities services       166.9       164.2
  United States facilities services ...........................       117.5       115.4
                                                                   --------    --------
  Total United States operations ..............................       288.2       283.4
  Canada construction and facilities services .................          --          --
  United Kingdom construction and facilities services .........          --          --
  Other international construction and facilities services ....          --          --
  Corporate administration ....................................          --          --
                                                                   --------    --------
  Total worldwide operations ..................................    $  288.2    $  283.4
                                                                   ========    ========
Total assets:
  United States electrical construction and facilities services    $  363.7    $  357.5
  United States mechanical construction and facilities services       748.0       673.2
  United States facilities services ...........................       370.4       331.5
                                                                   --------    --------
  Total United States operations ..............................     1,482.1     1,362.2
  Canada construction and facilities services .................        83.4       137.2
  United Kingdom construction and facilities services .........       255.1       154.6
  Other international construction and facilities services ....         0.5         3.0
  Corporate administration ....................................       267.9       121.9
                                                                   --------    --------
  Total worldwide operations ..................................    $2,089.0    $1,778.9
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

                                           March 31          June 30         Sept. 30           Dec. 31
                                         -----------       -----------      -----------       -----------
2006 QUARTERLY RESULTS
Revenues ............................    $ 1,151,077       $ 1,220,423      $ 1,269,634       $ 1,379,902
Gross profit ........................    $   114,833       $   133,528      $   147,872       $   171,444
Net income ..........................    $     7,013       $    16,861      $    22,553       $    40,207
Basic EPS - continuing operations ...    $      0.24       $      0.53      $      0.71       $      1.26
Basic EPS - discontinued operations .          (0.02)               --               --                --
                                         -----------       -----------      -----------       -----------
                                         $      0.22       $      0.53      $      0.71       $      1.26
                                         ===========       ===========      ===========       ===========
Diluted EPS - continuing operations .    $      0.24       $      0.52      $      0.69       $      1.22
Diluted EPS - discontinued operations          (0.02)               --               --                --
                                         -----------       -----------      -----------       -----------
                                         $      0.22       $      0.52      $      0.69       $      1.22
                                         ===========       ===========      ===========       ===========
2005 QUARTERLY RESULTS
Revenues ............................    $ 1,083,755       $ 1,168,831      $ 1,210,354       $ 1,233,663
Gross profit ........................    $    99,202       $   111,971      $   131,083       $   156,159
Net income ..........................    $     1,913       $     7,933      $    30,864       $    19,332
Basic EPS - continuing operations ...    $      0.07       $      0.24      $      1.02       $      0.62
Basic EPS - discontinued operations .          (0.01)             0.01            (0.03)            (0.00)
                                         -----------       -----------      -----------       -----------
                                         $      0.06       $      0.25      $      0.99       $      0.62
                                         ===========       ===========      ===========       ===========
Diluted EPS - continuing operations .    $      0.06       $      0.24      $      1.00       $      0.60
Diluted EPS - discontinued operations          (0.00)             0.01            (0.03)            (0.00)
                                         -----------       -----------      -----------       -----------
                                         $      0.06       $      0.25      $      0.97       $      0.60
                                         ===========       ===========      ===========       ===========

NOTE O -- LEGAL PROCEEDINGS

      In July 2003, our subsidiary, Poole and Kent Corporation ("Poole & Kent"), was served with a subpoena duces tecum by a grand jury empanelled by the United States District Court for the District of Maryland investigating, among other things, public corruption and fraud in the use of minority and woman-owned business enterprises. On April 26, 2004, Poole & Kent was identified as a target of that investigation. Poole & Kent has cooperated with investigators from the time it first learned of the investigation, has responded to various subpoenas and requests for documents and other information, and, in the course of its cooperation with investigators, has waived its attorney client privilege and other client/lawyer confidentiality protections. In connection with such investigation, on September 6, 2005, a former employee of Poole & Kent and his wife pled guilty to federal mail fraud charges that they used a fraudulent woman's owned business enterprise ("WBE") in order to enrich themselves, to help Poole & Kent qualify for certain public construction projects and to corrupt a former Maryland state senator. The former employee also pled guilty to filing a false federal personal income tax return as a result of his failure to report on his federal income tax return the value of free work that was done at his home by Poole & Kent. On October 17, 2005, the grand jury returned an indictment charging W. David Stoffregen ("Stoffregen"), the former President and Chief Executive Officer of Poole & Kent, and a former Maryland state senator and his wife with racketeering, mail fraud and related offenses, related to the fraudulent WBE and corruption schemes. On October 26, 2005, a former Poole & Kent project manager pled guilty to making false statements to federal investigators during the grand jury investigation. More recently, on October 20, 2006, Stoffregen's former administrative assistant pled guilty to a charge of misprision of a felony for deliberately withholding from investigators and the grand jury a scheme by Stoffregen to defraud Poole & Kent. On December 4, 2006, Stoffregen entered a plea of guilty to racketeering conspiracy, mail fraud and tax charges, related to the fraudulent WBE scheme, his efforts to corrupt the Maryland state senator and his defrauding of Poole & Kent. Poole & Kent had terminated Stoffregen prior to his indictment in October 2005 because of his refusal to cooperate with federal investigators.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE O -- LEGAL PROCEEDINGS -- (CONTINUED)

      On March 14, 2003, John Mowlem Construction plc ("Mowlem") presented a claim in arbitration against our United Kingdom subsidiary, EMCOR Group (UK) plc (formerly named EMCOR Drake & Scull Group plc) ("D&S"), in connection with a subcontract D&S entered into with Mowlem with respect to a project for the United Kingdom Ministry of Defence at Abbey Wood in Bristol, U.K. Mowlem seeks damages arising out of alleged defects in the D&S design and construction of the electrical and mechanical engineering services for the project. Mowlem's claim is for 39.5 million British pounds sterling (approximately $77.3 million), which includes costs allegedly incurred by Mowlem in connection with rectification of the alleged defects, overhead, legal fees, delay and disruption costs related to such defects, and interest on such amounts. The claim also includes amounts in respect of liabilities that Mowlem accepted in connection with a settlement agreement it entered into with the Ministry of Defence and which it claims are attributable to D&S. D&S believes it has good and meritorious defenses to the Mowlem claim. D&S has denied liability and has asserted a counterclaim for approximately 11.6 million British pounds sterling (approximately $22.7 million) for certain design, labor and delay and disruption costs incurred by D&S in connection with its subcontract with Mowlem.

      A civil action, (the "First Anti-Trust Action") is pending against our subsidiary Forest Electric Corp. ("Forest") and seven other defendants in the United States District Court for the Southern District of New York under the Sherman Act and New York common law by competitors whose employees are not members of International Brotherhood of Electrical Workers, Local #3 (the "IBEW"). The action alleges, among other things, that Forest, six other electrical contractors and the IBEW from at least 1996 through 2002, conspired to prevent competition and to monopolize the market for telecommunications wiring services in the New York City area thereby excluding plaintiffs from wiring jobs in that market. Plaintiffs allege they have lost profits as a result of this concerted activity and seek damages in the amount of $50.0 million after trebling plus attorney's fees and unspecified compensatory and punitive damages on their common law claims. However, plaintiffs' damages expert has stated in his pre-trial deposition that he estimates plaintiffs' total damages of $8.7 million before trebling. Forest has denied the allegations of wrongdoing set forth in the complaint, and pre-trial discovery has been completed. No trial date has been set by the Court. Defendants are scheduled to move for summary judgment dismissing all claims in February 2007. The parties do not know when the motion will be decided, and there is no assurance that the motion will be granted in the action.

      Another civil action (the "Second Anti-Trust Action") is pending against Forest and seven other defendants in the United States District Court for the Southern District of New York under the Sherman Act and New York common law by a competitor, who is one of the plaintiffs in the First Anti-Trust Action described above, and whose employees are not members of the IBEW. The Second Anti-Trust Action alleges, among other things, that Forest, six other electrical contractors (four of whom were named as defendants in the First Anti-Trust Action) and the IBEW conspired from at least January 2003 to prevent competition in the market for telecommunications wiring services in the New York City area thereby excluding plaintiffs from wiring jobs in that market. Plaintiff alleges that it lost profits as a result of the concerted activity and seeks an undetermined amount of damages for its anti-trust claims, which it seeks to have trebled, plus attorneys' fees and alleges $30.0 million in compensatory damages and unspecified punitive damages for its common law claims. Forest has not yet answered the complaint.

      We are involved in other proceedings in which damages and claims have been asserted against us. We believe that we have a number of valid defenses to such proceedings and claims and intend to vigorously defend ourselves and do not believe that any significant liabilities will result.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of EMCOR Group, Inc.:

      We have audited the accompanying consolidated balance sheets of EMCOR Group, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows, and stockholders' equity and comprehensive income for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed on
Schedule II in Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EMCOR Group, Inc. and Subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note B to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123(R) (revised 2004), "Share-Based Payment" and Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" in fiscal year 2006.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of EMCOR Group, Inc.'s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2007 expressed an unqualified opinion thereon.


Stamford, Connecticut                           /S/ ERNST & YOUNG LLP
February 20, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of EMCOR Group, Inc.:

      We have audited management's assessment, included in the accompanying Management's Report of Internal Control over Financial Reporting, that EMCOR Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). EMCOR Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

      In our opinion, management's assessment that EMCOR Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, EMCOR Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EMCOR Group, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows, and stockholders' equity and comprehensive income for each of the three years in the period ended December 31, 2006 of EMCOR Group, Inc. and our report dated February 20, 2007 expressed an unqualified opinion thereon.


Stamford, Connecticut                           /S/ ERNST & YOUNG LLP
February 20, 2007

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

      As of December 31, 2006, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has determined that EMCOR's internal control over financial reporting is effective as of December 31, 2006.

      Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report appearing in this Annual Report on Form 10-K, which such report expressed unqualified opinions on our management's assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2006.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      In addition, our management with the participation of our principal executive officer and principal financial officer or persons performing similar functions has determined that no change in our internal control over financial reporting occurred during the fourth quarter of our fiscal year ended December 31, 2006 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

      Not applicable.

                                    PART III

ITEM 10. DIRECTORS, AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

      The information required by this Item 10 with respect to directors is incorporated herein by reference to the Section of our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders entitled "Election of Directors", which Proxy Statement is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K relates (the "Proxy Statement"). The information required by this Item 10 concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the sections of the Proxy Statement entitled "Section 16(a) Beneficial Ownership Reporting Compliance". The information required by this Item 10 concerning the Audit Committee of our Board of Directors and Audit Committee
financial experts is incorporated by reference to the section of the Proxy Statement entitled "Meetings and Committees of the Board of Directors" and "Corporate Governance". Information regarding our executive officers is contained in Part I of this Form 10-K following Item 4 under the heading "Executive Officers of the Registrant". We have adopted a Code of Ethics that applies to our chief executive officer and our senior financial officers, a copy of which is filed as an Exhibit hereto.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this Item 11 is incorporated herein by reference to the sections of the Proxy Statement entitled "Compensation Discussion and Analysis", "Executive Compensation and Related Information", "Potential Post Employment Payments", "Compensation of Directors", "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by this Item 12 (other than the information required by Section 201 (d) of Regulation S-K, which is set forth in Part II,
Item 5 of this Form 10-K) is incorporated herein by reference to the sections of the Proxy Statement entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management".

ITEM  13.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS   AND  DIRECTOR
INDEPENDENCE

      The information required by this Item 13 is incorporated herein by reference to the sections of the Proxy Statement entitled "Related Party Transactions" and "Corporate Governance".

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      Except as set forth below, the information required by this Item 14 is incorporated herein by reference to the section of the Proxy Statement entitled "Ratification of Appointment of Independent Auditors".

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

   (a)(1) The following consolidated financial statements of EMCOR Group, Inc. and Subsidiaries are included in Part II, Item 8:
          Financial Statements:
          Consolidated Balance Sheets -- December 31, 2006 and 2005 Consolidated Statements of Operations -- Years Ended December 31,
            2006, 2005 and 2004
          Consolidated Statements of Cash Flows -- Years Ended December 31,
            2006, 2005 and 2004
          Consolidated Statements of Stockholders' Equity and Comprehensive
            Income -- Years Ended December 31, 2006, 2005 and 2004
          Notes to Consolidated Financial Statements
          Reports of Independent Registered Public Accounting Firm

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

                                   SCHEDULE II

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                       BALANCE AT                    ADDITIONS
                                                       BEGINNING    COSTS AND        CHARGED TO                         BALANCE AT
                      DESCRIPTION                        OF YEAR     EXPENSES    OTHER ACCOUNTS (1)   DEDUCTIONS (2)    END OF YEAR
---------------------------------------------------    ----------   ---------    ------------------   --------------    -----------
            ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year Ended December 31, 2006 ......................       $29,973      1,112              957              (7,021)        $25,021
Year Ended December 31, 2005 ......................       $36,185      8,457             (540)            (14,129)        $29,973
Year Ended December 31, 2004 ......................       $43,706      7,026               --             (14,547)        $36,185

----------
(1)   Amount principally relates to business acquisitions and divestitures.
(2) Deductions represent uncollectible balances of accounts receivable written off, net of recoveries.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

 EXHIBIT                                                                                       INCORPORATED BY REFERENCE TO OR
   NO.                                          DESCRIPTION                                              PAGE NUMBER
 -------                                        -----------                                    -------------------------------
  2(a)                  Purchase Agreement dated as of February 11, 2002 by and among     Exhibit 2.1 to EMCOR's Report on Form
                        Comfort Systems USA, Inc. and EMCOR-CSI Holding Co.               8-K dated February 14, 2002

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

  3(a-4)                Amendment dated January 27, 2006 to the Restated Certificate of   Exhibit 3(a-4) to EMCOR's Annual Report
                        Incorporation                                                     for the year ended December 31, 2006
                                                                                          ("2006 Form 10-K")

  3(b)                  Amended and Restated By-Laws                                      Exhibit 3(b) to EMCOR's Annual Report
                                                                                          on Form 10-K for the year ended
                                                                                          December 31, 1998 ("1998 Form 10-K")

  3(c)                  Rights Agreement dated March 3, 1997 between EMCOR and            Exhibit 1 to EMCOR's Report on Form 8-K
                        Bank of New York                                                  dated March 3, 1997

  4(a)                  U.S. $375,000,000 Credit Agreement dated October 14, 2005 by      Exhibit 4 to EMCOR's Report on Form 8-K
                        and among EMCOR Group, Inc and certain of its subsidiaries and    (Date of Report October 17, 2005)
                        Harris N.A. individually and as Agent for the Lenders which are or become parties thereto (the "Credit Agreement")

  4(b)                  Assignment and Acceptance dated October 14, 2005 between          Exhibit 4(b) to 2006 Form 10-K
                        Harris Nesbitt Financing, Inc. ("HNF") as assignor, and Bank of
                        Montreal, as assignee of 100% interest of HNF in the Credit
                        Agreement to Bank of Montreal

  4(c)                  Commitment Amount Increase Request dated November 21, 2005        Exhibit 4(c) to 2006 Form 10-K
                        between EMCOR and the Northern Trust Company effective
                        November 29, 2005 pursuant to Section 1.10 of the Credit
                        Agreement

  4(d)                  Commitment Amount Increase Request dated November 21, 2005        Exhibit 4(d) to 2006 Form 10-K
                        between EMCOR and Bank of Montreal effective November 29,
                        2005 pursuant to Section 1.10 of the Credit Agreement

  4(e)                  Commitment Amount Increase Request dated November 21, 2005        Exhibit 4(e) to 2006 Form 10-K
                        between EMCOR and National City Bank of Indiana effective
                        November 29, 2005 pursuant to Section 1.10 of the Credit
                        Agreement

  4(f)                  Assignment and Acceptance dated November 29, 2005 between         Exhibit 4(f) to 2006 Form 10-K
                        Bank of Montreal, as assignor, and Fifth Third Bank, as assignee, of 30% interest of Bank of Montreal in the Credit Agreement to
                        Fifth Third Bank

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

 EXHIBIT                                                                                       INCORPORATED BY REFERENCE TO OR
   NO.                                          DESCRIPTION                                              PAGE NUMBER
 -------                                        -----------                                    -------------------------------
  4(g)                  Assignment and Acceptance dated November 29, 2005 between         Exhibit 4(g) to 2006 Form 10-K
                        Bank of Montreal, as assignor, and Northern Trust Company, as assignee, of 20% interest of Bank of Montreal in the Credit
                        Agreement to Northern Trust Company

  10(a)                 Severance Agreement between EMCOR and Frank T. MacInnis           Exhibit 10.2 to EMCOR's Report on
                                                                                          Form 8-K (Date of Report April 25, 2005)
                                                                                          ("April 2005 Form 8-K")

  10(b)                 Form of Severance Agreement between EMCOR and each of             Exhibit 10.1 to the April 2005 Form 8-K
                        Sheldon I. Cammaker, Leicle E. Chesser, R. Kevin Matz and
                        Mark A. Pompa

  10(c)                 Letter Agreement dated October 12, 2004 between Anthony Guzzi     Exhibit 10.1 to EMCOR's Report on Form
                        and EMCOR (the "Guzzi Letter Agreement")                          8-K (Date of Report October 12, 2004)

  10(d)                 Form of Confidentiality Agreement                                 Exhibit C to Guzzi Letter Agreement

  10(e)                 Form of Indemnification Agreement between EMCOR and each          Exhibit F to Guzzi Letter Agreement
                        of its officers and directors

  10(f)                 Severance Agreement dated October 25, 2005 between Anthony        Exhibit D to the Guzzi Letter Agreement
                        Guzzi and EMCOR

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

  10(g-3)               Amendment to Section 13 of the 1994 Option Plan                   Exhibit (g-3) to 2001 Form 10-K

  10(h-1)               1995 Non-Employee Directors' Non-Qualified Stock Option Plan      Exhibit 10(p) to 2001 Form 10-K
                        ("1995 Option Plan")

  10(h-2)               Amendment to Section 10 of the 1995 Option Plan                   Exhibit (h-2) to 2001 Form 10-K

  10(i-1)               1997 Non-Employee Directors' Non-Qualified Stock Option Plan      Exhibit 10(k) to EMCOR's Annual Report
                        ("1997 Option Plan")                                              on Form 10-K for the year ended
                                                                                          December 31, 1999 ("1999 Form 10-K")

  10(i-2)               Amendment to Section 9 of the 1997 Option Plan                    Exhibit 10(i-2) to 2001 Form 10-K

  10(j)                 1997 Stock Plan for Directors                                     Exhibit 10(l) to 1999 Form 10-K

  10(k-1)               Continuity Agreement dated as of June 22, 1998 between Frank T.   Exhibit 10(a) to EMCOR's Quarterly
                        MacInnis and EMCOR ("MacInnis Continuity Agreement")              Report on Form 10-Q for the quarter ended
                                                                                          June 30, 1998 ("June 1998 Form 10-Q")

  10(k-2)               Amendment dated as of May 4, 1999 to MacInnis Continuity          Exhibit 10(h) for the quarter ended June
                        Agreement                                                         30, 1999 ("June 1999 Form 10-Q")

  10(l-1)               Continuity Agreement dated as of June 22, 1998 between Sheldon    Exhibit 10(c) to the June 1998 Form 10-Q
                        I. Cammaker and EMCOR ("Cammaker Continuity Agreement")

  10(l-2)               Amendment dated as of May 4, 1999 to Cammaker Continuity          Exhibit 10(i) to the June 1999 Form 10-Q
                        Agreement

  10(m-1)               Continuity Agreement dated as of June 22, 1998 between Leicle     Exhibit 10(d) to the June 1998 Form 10-Q
                        E. Chesser and EMCOR ("Chesser Continuity Agreement")

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

 EXHIBIT                                                                                       INCORPORATED BY REFERENCE TO OR
   NO.                                          DESCRIPTION                                              PAGE NUMBER
 -------                                        -----------                                    -------------------------------
  10(m-2)               Amendment dated as of May 4, 1999 to Chesser Continuity           Exhibit 10(j) to the June 1999 Form 10-Q
                        Agreement

  10(n-1)               Continuity Agreement dated as of June 22, 1998 between R.         Exhibit 10(f) to the June 1998 Form 10-Q
                        Kevin Matz and EMCOR ("Matz Continuity Agreement")

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

  10(o-1)               Continuity Agreement dated as of June 22, 1998 between Mark A.    Exhibit 10(g) to the June 1998 Form 10-Q
                        Pompa and EMCOR ("Pompa Continuity Agreement")

  10(o-2)               Amendment dated as of May 4, 1999 to Pompa Continuity             Exhibit 10(n) to the June 1999 Form 10-Q
                        Agreement

  10(o-3)               Amendment dated as of January 1, 2002 to Pompa Continuity         Exhibit 10(p-3) to the March 2002 Form
                        Agreement                                                         10-Q

  10(p)                 Change of Control Agreement dated as of October 25, 2004          Exhibit E to Guzzi Letter Agreement
                                                                                          between Anthony Guzzi ("Guzzi") and EMCOR

  10(q-1)               Executive Stock Bonus Plan, as amended (the "Stock Bonus          Exhibit 4.1 to EMCOR's Registration
                        Plan")                                                            Statement on Form S-8 (No. 333-112940
                                                                                          filed with the Securities and Exchange
                                                                                          Commission on February 18, 2004
                                                                                          ("2004 Form S-8")

  10(q-2)               Form of Certificate Representing Restrictive Stock Units          Exhibit 10.1 to EMCOR's Report on Form
                        ("RSU's") issued under the Stock Bonus Plan Manditorily           8-K (Date of Report March 4, 2005) (the
                        Awarded                                                           "March 4, 2005 Form 8-K")

  10(q-3)               Form of Certificate Representing RSU's issued under the Stock     Exhibit 10.2 to March 4, 2005 Form 8-K
                        Bonus Plan Voluntarily Awarded

  10(r)                 Incentive Plan for Senior Executive Officers of EMCOR Group,      Exhibit 10.3 to March 4, 2005 Form 8-K
                        Inc. ("Incentive Plan for Senior Executives")

  10(s)                 First Amendment to Incentive Plan for Senior Executives           Exhibit 10(t) to 2006 Form 10-K

  10(t)                 EMCOR Group, Inc. Long-Term Incentive Plan                        Exhibit 10 to Form 8-K (Date of Report
                                                                                          December 15, 2005)

  10(u-1)               2003 Non-Employee Directors' Stock Option Plan                    Exhibit A to EMCOR's proxy statement
                                                                                          ("2003 Proxy Statement") for its annual
                                                                                          meeting held June 12, 2003

  10(u-2)               First Amendment to 2003 Non-Employees Director Plan *             Page __

  10(v-1)               2003 Management Stock Incentive Plan                              Exhibit B to EMCOR's 2003 Proxy Statement

  10(v-2)               Amendments to 2003 Management Stock Incentive Plan                Exhibit 10(t-2) to EMCOR's Annual Report
                                                                                          on Form 10-K for the year ended
                                                                                          December 31, 2003 ("2003 Form 10-K")

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

 EXHIBIT                                                                                       INCORPORATED BY REFERENCE TO OR
   NO.                                          DESCRIPTION                                              PAGE NUMBER
 -------                                        -----------                                    -------------------------------
  10(v-3)               Second Amendment to 2003 Management Stock Incentive Plan *        Page __

  10(w)                 Form of Stock Option Agreement evidencing grant of stock          Exhibit 10.1 to Form 8-K (Date of Report
                        options under the 2003 Management Stock Incentive Plan            January 5, 2005)

  10(x)                 Key Executive Incentive Bonus Plan                                Exhibit B to EMCOR's Proxy Statement for
                                                                                          its annual meeting held June 16, 2005
                                                                                          ("2005 Proxy Statement")

  10(y)                 2005 Management Stock Incentive Plan                              Exhibit C to EMCOR's 2005 Proxy Statement

  10(z)                 First Amendment to 2005 Management Stock Incentive Plan *         Page __

  10(a)(a-1)            2005 Stock Plan for Directors                                     Exhibit C to 2005 Proxy Statement

  10(a)(a-2)            First Amendment to 2005 Stock Plan for Directors *                Page __

  10(b)(b)              Option Agreement between EMCOR and Frank T. MacInnis dated        Exhibit 4.4 to 2004 Form S-8
                        May 5, 1999

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

  10(f)(f)              Form of EMCOR Option Agreement for Directors granted June         Exhibit 4.8 to 2004 Form S-8
                        19, 2002, October 25, 2002 and February 27, 2003

  10(g)(g)              Form of EMCOR Option Agreement for Executive Officers and         Exhibit 10(g)(g) to 2005 Form 10-K
                        Guzzi dated January 3, 2005

  10(h)(h)              Release and Settlement Agreement dated February 25, 2004          Exhibit 10 (a)(a) to EMCOR's Annual
                        between Jeffrey M. Levy and EMCOR                                 Report on Form 10-K for the year ended
                                                                                          December 31, 2004 ("2004 Form 10-K")

  10(i)(i)              Form of letter agreement between EMCOR and each Executive         Exhibit 10(b)(b) to 2004 Form 10-K
                        Officer with respect to acceleration of options granted
                        January 2, 2003 and January 2, 2004

  11                    Computation of Basic EPS and Diluted EPS for the years ended      Page __
                        December 2006 and 2005*

  14                    Code of Ethics of EMCOR for Chief Executive Officer and Senior    Exhibit 14 to 2003 Form 10-K
                        Financial Officers

  21                    List of Significant Subsidiaries *                                Page __

  23.1                  Consent of Ernst & Young LLP *                                    Page __

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

 EXHIBIT                                                                                       INCORPORATED BY REFERENCE TO OR
   NO.                                          DESCRIPTION                                              PAGE NUMBER
 -------                                        -----------                                    -------------------------------
  31.1                  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act   Page __
                        of 2002 by the Chairman of the Board of Directors and Chief
                        Executive Officer *

  31.2                  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act   Page __
                        of 2002 by the Executive Vice President and Chief Financial
                        Officer *

  32.1                  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act   Page __
                        of 2002 by the Chairman of the Board of Directors and Chief
                        Executive Officer **

  32.2                  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act   Page __
                        of 2002 by the Executive Vice President and Chief Financial
                        Officer **

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

                                           EMCOR GROUP, INC.
                                           (Registrant)


Date: February 22, 2007                    by      /s/ FRANK T. MACINNIS
                                              ----------------------------------
                                                       FRANK T. MACINNIS
                                              CHAIRMAN OF THE BOARD OF DIRECTORS
                                                  AND CHIEF EXECUTIVE OFFICER

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON FEBRUARY 22, 2007.

      /s/ FRANK T. MACINNIS            Chairman of the Board of Directors and
  ------------------------------               Chief Executive Officer
        Frank T. MacInnis                   (Principal Executive Officer)

     /s/ STEPHEN W. BERSHAD                           Director
  ------------------------------
       Stephen W. Bershad

      /s/ DAVID A. B. BROWN                           Director
  ------------------------------
        David A. B. Brown

        /s/ LARRY J. BUMP                             Director
  ------------------------------
          Larry J. Bump

      /s/ ALBERT FRIED, JR.                           Director
  ------------------------------
        Albert Fried, Jr.

    /s/ RICHARD F. HAMM, JR.                          Director
  ------------------------------
      Richard F. Hamm, Jr.

      /s/ MICHAEL T. YONKER                           Director
  ------------------------------
        Michael T. Yonker

        /s/ MARK A. POMPA                   Executive Vice President and
  ------------------------------               Chief Financial Officer
          Mark A. Pompa             (Principal Financial and Accounting Officer)