Form 10-Q
period 2007-03-31
EMCOR GROUP INC
filed 2007-04-26
CIK 105634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                          Commission file number 1-8267

                                EMCOR Group, Inc.
       -------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                     11-2125338
-------------------------------               -------------------------------
(State or Other Jurisdiction of               (I.R.S. Employer Identification
 Incorporation or  Organization)                           Number)

      301 Merritt Seven
     Norwalk, Connecticut                                06851-1060
-------------------------------                          ----------
(Address of Principal Executive                          (Zip Code)
           Offices)
                                 (203) 849-7800
       -------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

Large accelerated filer |X|   Accelerated filer |_|   Non-accelerated filer  |_|

     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                      Applicable Only To Corporate Issuers
     Number of shares of Common Stock outstanding as of the close of business on April 24, 2007: 31,889,348 shares.

                                EMCOR GROUP, INC.
                                      INDEX


                                                                        Page No.


PART I - Financial Information

Item 1     Financial Statements

           Condensed Consolidated Balance Sheets -
           as of March 31, 2007 and December 31, 2006                          1

           Condensed Consolidated Statements of Operations -
           three months ended March 31, 2007 and 2006                          3

           Condensed Consolidated Statements of Cash Flows -
           three months ended March 31, 2007 and 2006                          4

           Condensed Consolidated Statements of Stockholders'
           Equity and Comprehensive Income -
           three months ended March 31, 2007 and 2006                          5

           Notes to Condensed Consolidated Financial Statements                6


Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          12

Item 3     Quantitative and Qualitative Disclosures about Market Risk         22

Item 4     Controls and Procedures                                            22

PART II - Other Information

Item 6     Exhibits                                                           23

PART I. - FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
--------------------------------------------------------------------------------
                                                  March 31,         December 31,
                                                    2007                2006
                                                (Unaudited)
--------------------------------------------------------------------------------
                      ASSETS
Current assets:
   Cash and cash equivalents                     $  276,569           $  273,735
   Accounts receivable, net                       1,187,709            1,184,418
   Costs and estimated earnings in excess
     of billings on uncompleted contracts           156,322              147,848
   Inventories                                       18,408               18,015
   Prepaid expenses and other                        39,560               38,397
                                                 ----------           ----------

   Total current assets                           1,678,568            1,662,413

Investments, notes and other long-term
   receivables                                       30,741               29,630

Property, plant and equipment, net                   53,305               52,780

Goodwill                                            288,168              288,165

Identifiable intangible assets, net                  37,251               38,251

Other assets                                         17,459               17,784
                                                 ----------           ----------

   Total assets                                  $2,105,492           $2,089,023
                                                 ==========           ==========

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
--------------------------------------------------------------------------------
                                                      March 31,     December 31,
                                                        2007           2006
                                                      (audited)
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Borrowings under working capital credit line        $       --      $       --
 Current maturities of long-term debt and capital
  lease obligations                                         639             659
 Accounts payable                                       454,797         496,407
 Billings in excess of costs and estimated
  earnings on uncompleted contracts                     471,904         412,069
 Accrued payroll and benefits                           166,111         177,490
 Other accrued expenses and liabilities                 114,858         121,723
                                                     ----------      ----------

  Total current liabilities                           1,208,309       1,208,348

Long-term debt and capital lease obligations              1,133           1,239

Other long-term obligations                             170,746         169,127
                                                     ----------      ----------

  Total liabilities                                   1,380,188       1,378,714
                                                     ----------      ----------

Stockholders' equity:
 Preferred stock, $0.01 par value, 1,000,000 shares
  authorized, zero issued and outstanding                    --              --
 Common stock, $0.01 par value, 80,000,000 shares
  authorized,33,684,416 and 33,648,036 shares
  issued, respectively                                      337             336
 Capital surplus                                        358,242         355,242
 Accumulated other comprehensive loss                   (27,232)        (28,189)
 Retained earnings                                      411,491         399,804
 Treasury stock, at cost 1,799,568 and 1,820,046
  shares,respectively                                   (17,534)        (16,884)
                                                     ----------      ----------

  Total stockholders' equity                            725,304         710,309
                                                     ----------      ----------

Total liabilities and stockholders' equity           $2,105,492      $2,089,023
                                                     ==========      ==========

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)
-------------------------------------------------------------------------------
Three months ended March 31,                            2007            2006
-------------------------------------------------------------------------------

Revenues                                             $1,318,347      $1,151,077
Cost of sales                                         1,186,124       1,036,244
                                                     ----------      ----------
Gross profit                                            132,223         114,833
Selling, general and administrative expenses            113,199         102,506
Restructuring expenses                                       93              --
                                                     ----------      ----------
Operating income                                         18,931          12,327
Interest expense                                           (537)           (699)
Interest income                                           3,249             937
Minority interest                                        (1,192)           (256)
                                                     ----------      ----------
Income from continuing operations before income taxes    20,451          12,309
Income tax provision                                      8,459           4,676
                                                     ----------      ----------
Income from continuing operations                        11,992           7,633
Loss from discontinued operation,
  net of income tax effect                                   --            (620)
                                                     ----------      ----------
Net income                                           $   11,992      $    7,013
                                                     ==========      ==========

Net income (loss) per common share - Basic
  From continuing operations                         $     0.38      $     0.24
  From discontinued operation                                --           (0.02)
                                                     ----------      ----------
                                                     $     0.38      $     0.22
                                                     ==========      ==========

Net income (loss) per common share - Diluted
  From continuing operations                         $     0.36      $     0.24
  From discontinued operation                                --           (0.02)
                                                     ----------      ----------
                                                     $     0.36      $     0.22
                                                     ==========      ==========

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)
-------------------------------------------------------------------------------------------
Three months ended March 31,                                       2007              2006
-------------------------------------------------------------------------------------------

Cash flows from operating activities:
 Net income                                                     $ 11,992           $  7,013
 Depreciation and amortization                                     4,848              4,345
 Amortization of identifiable intangibles                          1,598                775
 Minority interest                                                 1,192                256
 Deferred income taxes                                               497              1,907
 Loss on sale of discontinued operation,
  net of income taxes                                                 --                614
 Excess tax benefits from share-based compensation                  (811)            (1,441)
 Equity income from unconsolidated entities                       (1,137)            (1,057)
 Other non-cash items                                                388              1,139
 Distributions from unconsolidated entities                        1,482              4,392
 Changes in operating assets and liabilities                     (11,685)           (30,072)
                                                                --------           --------
Net cash provided by (used in) operating activities                8,364            (12,129)
                                                                --------           --------

Cash flows from investing activities:
 Payments for acquisitions of businesses, intangible
  asset and related earn-out agreements                             (601)              (115)
 Proceeds from sale of discontinued operation                         --              1,080
 Proceeds from sale of property, plant and equipment                 579                191
 Purchase of property, plant and equipment                        (5,676)            (6,007)
 Investment in and advances to unconsolidated entities
  and joint ventures                                              (1,456)              (136)
 Net proceeds related to other investments                            --                322
                                                                --------           --------
Net cash used in investing activities                             (7,154)            (4,665)
                                                                --------           --------

Cash flows from financing activities:
 Proceeds from working capital credit line                            --             93,100
 Repayments of working capital credit line                            --            (93,100)
 Net repayments for long-term debt                                   (14)               (15)
 Repayments for capital lease obligations                           (283)               (27)
 Proceeds from exercise of stock options                             736              2,347
 Excess tax benefits from share-based compensation                   811              1,441
                                                                --------           --------
Net cash provided by financing activities                          1,250              3,746
                                                                --------           --------
Effect of exchange rate changes on cash and cash equivalents         374                407
                                                                --------           --------
Increase (decrease) in cash and cash equivalents                   2,834            (12,641)
Cash and cash equivalents at beginning of year                   273,735            103,785
                                                                --------           --------
Cash and cash equivalents at end of period                      $276,569           $ 91,144
                                                                ========           ========

Supplemental cash flow information:
 Cash paid for:
  Interest                                                      $    541           $    486
  Income taxes                                                  $ 11,078           $  3,854
 Non-cash financing activities:
  Assets acquired under capital lease obligations               $    171           $     31
  Note receivable from sale of subsidiary                       $     --           $    166

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

(In thousands)(Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                             Accumulated
                                                                                other
                                                       Common     Capital   comprehensive    Retained     Treasury    Comprehensive
                                             Total      stock     surplus   income (loss)(1) earnings      stock         income
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2006                   $615,436      $333    $325,232     $ (5,370)      $313,170    $(17,929)
 Net income                                   7,013        --          --           --          7,013          --         $7,013
 Foreign currency translation adjustments        79        --          --           79             --          --             79
                                                                                                                          ------
 Comprehensive income                                                                                                     $7,092
                                                                                                                          ======
 Issuance of treasury stock
  for restricted stock units (2)                 --        --        (551)          --             --         551
 Treasury stock, at cost (3)                 (1,587)       --          --           --             --      (1,587)
 Common stock issued under
  stock option plans, net (4)                 6,288         1       5,771           --             --         516
 Value of issued restricted stock units       1,091        --       1,091           --             --          --
 Share-based compensation expense               696        --         696           --             --          --
                                           --------      ----    --------     --------       --------    --------
Balance, March 31, 2006                    $629,016      $334    $332,239     $ (5,291)      $320,183    $(18,449)
                                           ========      ====    ========     ========       ========    ========

Balance, January 1, 2007                   $710,309      $336    $355,242     $(28,189)      $399,804    $(16,884)
 Net income                                  11,992        --          --           --         11,992          --        $11,992
 Foreign currency translation adjustments       488        --          --          488             --          --            488
 Amortization of unrecognized pension losses,
  net of tax benefit of $0.2 million            469        --          --          469             --          --            469
                                                                                                                         -------
 Comprehensive income                                                                                                    $12,949
                                                                                                                         =======
 Effect of adopting FIN 48                     (305)       --          --           --           (305)         --
 Issuance of treasury stock
  for restricted stock units (2)                 --        --        (261)          --             --         261
 Treasury stock, at cost (3)                   (911)       --          --           --             --        (911)
 Common stock issued under
  stock option plans, net (4)                 1,955         1       1,954           --             --          --
 Share-based compensation expense             1,307        --       1,307           --             --          --
                                           --------      ----    --------     --------       --------    --------
Balance, March 31, 2007                    $725,304      $337    $358,242     $(27,232)      $411,491    $(17,534)
                                           ========      ====    ========     ========       ========    ========

(1) Represents cumulative foreign currency translation adjustments and minimum pension liability adjustments.
(2) Represents common stock transferred at cost from treasury stock upon the vesting of restricted stock units.
(3) Represents value of shares of common stock withheld by EMCOR for income tax withholding requirements upon the vesting of restricted stock units.
(4) Includes the tax benefit related to our share-based compensation plans of $1.2 million and $3.9 million for the three months ended March 31, 2007 and March 31, 2006, respectively.

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

In the opinion of EMCOR, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly the financial position of EMCOR and the results of its operations. The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

The results of operations for the 2006 period presented reflect discontinued operations accounting due to the sale of a subsidiary in January 2006.

Certain reclassifications of prior year amounts have been made to conform to current year presentation.

NOTE B Discontinued Operation

On January 31, 2006, we sold a subsidiary that had been part of our United States mechanical construction and facilities services segment. Results of operations for the three months ended March 31, 2006 presented in our Consolidated Financial Statements reflect discontinued operations accounting. Included in the results of the discontinued operation for the three months ended March 31, 2006 was a loss of $0.6 million (net of income taxes) by reason of the sale of the subsidiary. An aggregate of $1.2 million in cash and notes was received as consideration for this sale. The notes have been paid in full. The components of the results of operations for the discontinued operation are not presented, as they are not material to the consolidated results of operations for the three months ended March 31, 2006.

NOTE C Earnings Per Share

Calculation of Basic and Diluted Earnings per share

The following tables summarize our calculation of Basic and Diluted Earnings per Share ("EPS") for the three month periods ended March 31, 2007 and 2006:

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE C Earnings Per Share - (continued)
                                                        Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                      2007              2006
                                                      ----              ----
Numerator:
Income before discontinued operation               $11,992,000       $7,633,000
Loss from discontinued operation                            --         (620,000)
                                                   -----------       ----------
Net income available to common stockholders        $11,992,000       $7,013,000
                                                   ===========       ==========

Denominator:
Weighted average shares outstanding used to
 compute basic earnings per share                   31,912,218       31,314,293
Effect of diluted securities - Share-based awards    1,227,273          960,435
                                                   -----------       ----------
Shares used to compute diluted earnings per share   33,139,491       32,274,728
                                                   ===========       ==========

Basic earnings (loss) per share:
 Continuing operations                             $      0.38       $     0.24
 Discontinued operation                                     --            (0.02)
                                                   -----------       ----------
 Total                                             $      0.38       $     0.22
                                                   ===========       ==========
Diluted earnings (loss) per share:
 Continuing operations                             $      0.36       $     0.24
 Discontinued operation                                     --            (0.02)
                                                   -----------       ----------
 Total                                             $      0.36       $     0.22
                                                   ===========       ==========

No anti-dilutive stock options were required to be excluded from the calculation of diluted EPS for the three month periods ended March 31, 2007 and 2006, respectively.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE D Common Stock

As of March 31, 2007 and December 31, 2006,  31,884,848 and 31,827,990 shares of our common stock were outstanding, respectively.

For the three months ended March 31, 2007 and 2006, 71,656 and 311,000 shares of common stock were issued upon the exercise of stock options, the satisfaction of required conditions from our share-based compensation plans and the grants of direct stock, respectively.

NOTE E Segment Information

We have the following reportable segments which provide services associated with the design, integration, installation, start-up, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; central plant heating and cooling; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; water and wastewater treatment); (c) United States facilities services; (d) Canada construction and facilities services; (e) United Kingdom construction and facilities services; and (f) Other international construction and facilities services. The segment "United States facilities services" principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers' facilities (mobile maintenance and services; site-based operations and maintenance services; facilities management; installation and support for building systems; technical consulting and diagnostic services; small modification and retrofit projects; and program development, management and maintenance for energy systems, which services are not related to customers' construction programs. The Canada, United Kingdom and Other international segments perform electrical construction, mechanical construction and facilities services. "Other international construction and facilities services" represents our operations outside of the United States, Canada and the United Kingdom (currently only in the Middle East). The following tables present information about industry segments and geographic areas (in thousands):



                                                                                    For the three months ended March 31,
                                                                                    ------------------------------------
                                                                                         2007                   2006
                                                                                         ----                   ----
Revenues from unrelated entities:
 United States electrical construction and facilities services                        $  314,972            $  310,219
 United States mechanical construction and facilities services                           518,764               380,303
 United States facilities services                                                       247,888               215,433
                                                                                      ----------            ----------
 Total United States operations                                                        1,081,624               905,955
 Canada construction and facilities services                                              59,325                82,645
 United Kingdom construction and facilities services                                     177,398               162,477
 Other international construction and facilities services                                     --                    --
                                                                                      ----------            ----------
 Total worldwide operations                                                           $1,318,347            $1,151,077
                                                                                      ==========            ==========

                                                                                    For the three months ended March 31,
                                                                                    ------------------------------------
                                                                                        2007                   2006
                                                                                        ----                   ----
Total revenues:
 United States electrical construction and facilities services                        $  317,200            $  312,145
 United States mechanical construction and facilities services                           519,506               383,447
 United States facilities services                                                       248,952               216,185
 Less intersegment revenues                                                               (4,034)               (5,822)
                                                                                      ----------            ----------
 Total United States operations                                                        1,081,624               905,955
 Canada construction and facilities services                                              59,325                82,645
 United Kingdom construction and facilities services                                     177,398               162,477
 Other international construction and facilities services                                     --                    --
                                                                                      ----------            ----------
 Total worldwide operations                                                           $1,318,347            $1,151,077
                                                                                      ==========            ==========

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE E Segment Information - (continued)

                                                                                    For the three months ended March 31,
                                                                                    ------------------------------------
                                                                                          2007                  2006
                                                                                          ----                  ----
Operating income (loss):
   United States electrical construction and facilities services                        $ 10,926              $  8,375
   United States mechanical construction and facilities services                          13,352                 7,424
   United States facilities services                                                       9,212                 4,830
                                                                                        --------              --------
   Total United States operations                                                         33,490                20,629
   Canada construction and facilities services                                            (1,199)                  809
   United Kingdom construction and facilities services                                       427                 1,687
   Other international construction and facilities services                                 (116)                  880
   Corporate administration                                                              (13,578)              (11,678)
   Restructuring expenses                                                                    (93)                   --
                                                                                        --------              --------
   Total worldwide operations                                                             18,931                12,327

Other corporate items:
   Interest expense                                                                         (537)                 (699)
   Interest income                                                                         3,249                   937
   Minority interest                                                                      (1,192)                 (256)
                                                                                        --------              --------
   Income from continuing operations before income taxes                                $ 20,451              $ 12,309
                                                                                        ========              ========


                                                                                       March 31,            December 31,
                                                                                         2007                   2006
                                                                                      ----------            ------------
Total assets:
 United States electrical construction and facilities services                        $  342,141            $  363,656
 United States mechanical construction and facilities services                           760,577               748,044
 United States facilities services                                                       370,895               366,070
                                                                                      ----------            ----------
 Total United States operations                                                        1,473,613             1,477,770
 Canada construction and facilities services                                              80,727                87,753
 United Kingdom construction and facilities services                                     282,586               255,057
 Other international construction and facilities services                                    521                   590
 Corporate administration                                                                268,045               267,853
                                                                                      ----------            ----------
 Total worldwide operations                                                           $2,105,492            $2,089,023
                                                                                      ==========            ==========

Included in the operating loss of $1.2 million for the Canada construction and facilities services segment for the three months ended March 31, 2007 was a gain on the sale of property of $1.4 million.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE F Retirement Plans

Our United Kingdom subsidiary has a defined benefit pension plan covering all eligible employees (the "UK Plan").

Components of Net Periodic Pension Benefit Cost

The components of net periodic pension benefit cost of the UK Plan for three months ended March 31, 2007 and 2006 were as follows (in thousands):


                                                          For the three months
                                                            ended March 31,
                                                        ----------------------
                                                          2007           2006
                                                          ----           ----

Service cost                                            $ 1,618        $ 1,018
Interest cost                                             3,359          2,493
Expected return on plan assets                           (3,373)        (2,657)
Amortization of prior service cost and actuarial loss        --             18
Amortization of unrecognized loss                           670            398
                                                        -------        -------
Net periodic pension benefit cost                       $ 2,274        $ 1,270
                                                        =======        =======

Employer Contributions

For the three months ended March 31, 2007, our United Kingdom subsidiary contributed $1.6 million to its defined benefit pension plan and anticipates contributing an additional $5.4 million during the remainder of 2007.

NOTE G Income Taxes

For the three months ended March 31, 2007 and 2006, the income tax provision was $8.5 million and $4.7 million, respectively, based on effective income tax rates of 41% and 38%, respectively. The increase in the effective income tax rate was primarily related to the full utilization during 2006 of net operating losses of our United Kingdom construction and facilities services segment. As we had recorded a full valuation allowance related to these net operating losses, the utilization of these net operating losses during the 2006 period resulted in an income tax benefit for that segment.

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", an interpretation of FASB Statement No. 109, "Accounting for Income Taxes" ("FIN 48"). As a result of the adoption of FIN 48 and recognition of the cumulative effect of adoption of a new accounting principle, we recorded a $0.3 million increase in the liability for unrecognized income tax benefits, with an offsetting reduction in retained earnings. As of March 31, 2007, the total liability for unrecognized income tax benefits was $6.3 million, the reversal of which would reduce taxable income when recognized.

We recognized interest and penalties related to uncertain tax positions in the income tax provision. As of March 31, 2007, we had approximately $0.9 million of accrued interest related to uncertain tax positions included in the liability on the Consolidated Balance Sheet, of which less than $0.1 million was recorded during the three months ended March 31, 2007.

It is possible that approximately $0.9 million of income tax liability related to uncertain intercompany transfer pricing items will become a recognized income tax benefit in the next twelve months due to the closing of open tax years.

The tax years 2003 to 2006 remain open to examination by United States taxing jurisdictions, and the tax years 2000 to 2006 remain open to examination by foreign taxing jurisdictions.

NOTE H New Accounting Pronouncements

On January 1, 2007, we adopted FIN 48. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Refer to Note G Income Taxes for information related to the effect of adoption of FIN 48.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We are one of the largest mechanical and electrical construction and facilities services firms in the United States, Canada, the United Kingdom and in the world. We provide services to a broad range of commercial, industrial, utility and institutional customers through approximately 70 principal operating subsidiaries and joint venture entities. Our offices are located in the United States, Canada and the United Kingdom. In the United Arab Emirates, we carry on business through two joint ventures.

Overview

The following table presents selected financial data for the three months ended March 31, 2007 and 2006 (in millions, except percentages and earnings per share):
                                                        For the three months
                                                           ended March 31,
                                                        --------------------
                                                          2007          2006
                                                          ----          ----
Revenues                                                $1,318.3      $1,151.1
 Revenues increase from prior year                          14.5%          6.2%
Operating income                                        $   18.9      $   12.3
 Operating income as a percentage of revenues                1.4%          1.1%
Net income                                              $   12.0      $    7.0
Diluted earnings per share                              $   0.36      $   0.22
Cash flows provided by (used in) operating activities   $    8.4      $  (12.1)

EMCOR benefited from a strong United States non-residential construction market in the first quarter of 2007, which continued from 2006. We reported our best ever revenues, net income and diluted earnings per share for the first quarter of a fiscal year. Revenues, net income and diluted earnings per share in the first quarter of 2007 rose, compared to the first quarter of 2006, principally due to increased availability in the United States of commercial, hospitality and high-tech construction projects, the addition of revenues and operating income from a United States mechanical construction company acquired in October 2006 and increased awards of United States site-based commercial and government facilities services contracts. In addition, demand for mobile services in our United States facilities services segment remained strong during the first quarter of 2007.

Gross profit as a percentage of revenues was 10.0% for the first quarter of 2007 and 2006 and reflected the continuing trend in our construction project and service contract base toward higher margin work that is typically associated with the types of projects referred to in the immediately preceding paragraph. Selling, general and administrative expenses increased $10.7 million for the first quarter of 2007 compared to the prior year's first quarter primarily due to the addition of a United States mechanical construction company acquired in October 2006 and an increase in salaries and benefits. The increased selling, general and administrative expenses were partially offset by a reduction in staff and facilities, particularly associated with our United States facilities services segment (following restructuring activities during 2006), and our ability to increase revenues without having to substantially increase overhead costs. As a result, selling, general and administrative expenses as a percentage of revenues decreased to 8.6% for the first quarter of 2007 from 8.9 % for the first quarter of 2006.

Cash flows provided by operating activities were $8.4 million for the first quarter of 2007 compared to cash flows used in operating activities of $12.1 million for the first quarter of 2006. This increase was primarily a result of an increase in net over-billings related to improved billing and collection practices, including advance billings on construction projects and service contracts to the extent contractually permitted. Our reported net interest income for the first quarter of 2007 was $2.7 million, a $2.5 million improvement over the first quarter of 2006 net interest income of $0.2 million. This increase in interest income was primarily due to more cash available to invest in the current year. As of March 31, 2007, we had cash and cash equivalents of $276.6 million, an increase of $185.5 million, compared to $91.1 million as of March 31, 2006.

In January 2006, we sold a subsidiary that had been part of our United States mechanical construction and facilities services segment. Consequently, results of operations for the first quarter of 2006 reflect a loss from discontinued operation of $0.6 million (net of income taxes) by reason of the sale of that subsidiary.

Operating Segments

We have the following reportable segments which provide services associated with the design, integration, installation, start-up, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; central plant heating and cooling; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; water and wastewater treatment); (c) United States facilities services; (d) Canada construction and facilities services; (e) United Kingdom construction and facilities services; and (f) Other international construction and facilities services. The segment "United States facilities services" principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers' facilities (mobile maintenance and services; site-based operations and maintenance services; facilities management; installation and support for building systems; technical consulting and diagnostic services; small modification and retrofit projects; and project development, management and maintenance for energy systems), which services are not generally related to customers' construction programs. The Canada, United Kingdom and Other international segments perform electrical construction, mechanical construction and facilities services. "Other international construction and facilities services" represents our operations outside of the United States, Canada and the United Kingdom (currently only in the Middle East) performing electrical construction, mechanical construction and facilities services.

Results of Operations

The results presented reflect certain reclassifications of prior period amounts to conform to current year presentation.

Revenues

The following table presents our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):


                                                                                    For the three months ended March 31,
                                                                                    ------------------------------------
                                                                                          % of                            % of
                                                                              2007       Total                2006        Total
                                                                              ----       -----                ----        -----
Revenues:
 United States electrical construction and facilities services            $  314,972       24%            $  310,219       27%
 United States mechanical construction and facilities services               518,764       39%               380,303       33%
 United States facilities services                                           247,888       19%               215,433       19%
                                                                          ----------                      ----------
 Total United States operations                                            1,081,624       82%               905,955       79%
 Canada construction and facilities services                                  59,325        5%                82,645        7%
 United Kingdom construction and facilities services                         177,398       13%               162,477       14%
 Other international construction and facilities services                         --       --                     --       --
                                                                          ----------                      ----------
 Total worldwide operations                                               $1,318,347      100%            $1,151,077      100%
                                                                          ==========                      ==========

As described below in more detail, our revenues for the three months ended March 31, 2007 increased to $1.32 billion compared to $1.15 billion for the three months ended March 31, 2006. The increase in revenues was principally due to increased availability in the United States of commercial, hospitality and high-tech construction projects, the addition of a United States mechanical construction company acquired in October 2006 and increased awards of United States site-based commercial and government facilities services contracts as a result of our pursuit of opportunities in these sectors. Revenues from our Canada construction and facilities services segment decreased primarily due to a reduction in oil and gas industry construction contracts during the first quarter of 2007 compared to the first quarter of 2006.

Our backlog at March 31, 2007 was $3.84 billion compared to $2.82 billion of backlog at March 31, 2006. Our backlog was $3.50 billion at December 31, 2006. These increases in backlog at March 31, 2007 compared to backlog at the end of last year's first quarter and December 31, 2006 were primarily due to increased availability of commercial, hospitality and high-tech construction projects and site-based facilities services commercial and government work. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of facilities services contracts. However, if the remaining term of a facilities services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only 12 months of revenues.

Revenues of our United States electrical construction and facilities services segment for the three months ended March 31, 2007 increased $4.8 million compared to the three months ended March 31, 2006. The revenues increase was generally due to increased availability of commercial projects and the strong commercial construction market.

Revenues of our United States mechanical construction and facilities services segment for the three months ended March 31, 2007 increased $138.5 million compared to the three months ended March 31, 2006. The revenues increase was primarily attributable to increased availability in the United States of commercial, hospitality and high-tech construction projects and the addition of $36.7 million of revenues from a United States mechanical construction company acquired in October 2006.

Our United States facilities services revenues increased $32.5 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase in revenues was primarily attributable to increased awards of United States site-based commercial and government facilities services contracts as a result of our pursuit of opportunities in these sectors and increased small project and other services performed by our mobile services group in this segment.

Revenues of our Canada construction and facilities services segment decreased by $23.3 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This decrease was primarily due to a reduction in oil and gas industry construction contracts and generally less availability of industrial outage and other projects during the first quarter of 2007.

United Kingdom construction and facilities services revenues increased $14.9 million for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, principally due to an $18.3 million increase relating to the rate of exchange for British pounds to United States dollars as a result of the strengthening of the British pound.

Other international construction and facilities services activities consist of operations in the Middle East. All of the current projects in this market are being performed by joint ventures. The results of these joint venture operations were accounted for under the equity method.

Cost of sales and Gross profit

The following table presents our cost of sales, gross profit, and gross profit as a percentage of revenues (in thousands, except for percentages):


                                            For the three months ended March 31,
                                            ------------------------------------
                                                    2007               2006
                                                    ----               ----
Cost of sales                                    $1,186,124         $1,036,244
Gross profit                                        132,223            114,833
Gross profit, as a percentage of revenues              10.0%              10.0%

Our gross profit (revenues less cost of sales) increased $17.4 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Gross profit as a percentage of revenues was 10.0% for both of the three months ended March 31, 2007 and 2006. The increase in gross profit for the 2007 first quarter compared to the 2006 first quarter was primarily attributable to increased United States commercial, hospitality and high-tech construction projects, the addition of a United States mechanical construction company acquired in October 2006, increased awards of United States site-based commercial and government facilities services contracts and increased small project and other services by the mobile services group within this segment. Gross profit as a percentage of revenues was 10.0% in each quarter and reflected the continuing trend in our construction project and service contract base toward higher margin work that is typically associated with the types of projects referred to in this paragraph and fewer lower margin and higher risk projects.

Selling, general and administrative expenses

The following table presents our selling, general and administrative expenses, and selling, general and administrative expenses as a percentage of revenues (in thousands, except for percentages):

                                            For the three months ended March 31,
                                            ------------------------------------
                                                     2007              2006
                                                     ----              ----
Selling, general and administrative expenses       $113,199          $102,506
Selling, general and administrative expenses,
  as a percentage of revenues                           8.6%              8.9%

Our selling, general and administrative expenses for the three months ended March 31, 2007 increased $10.7 million to $113.2 million compared to $102.5 million for the three months ended March 31, 2006. Selling, general and administrative expenses as a percentage of revenues were 8.6% for the three months ended March 31, 2007, compared to 8.9% for the three months ended March 31, 2006. For the three month period ended March 31, 2007, compared to the three months ended March 31, 2006, selling, general and administrative expenses increased primarily as a result of the addition of a United States mechanical construction company acquired in October 2006, an increase in salaries and benefits, partially offset by a reduction in staff and facilities, particularly associated with our United States facilities services segment (following restructuring activities during 2006), and our ability to increase revenues without having to substantially increase overhead costs.

Restructuring expenses

Restructuring expenses, primarily related to employee severance obligations, were $0.09 million for the first quarter of 2007. As of March 31, 2007, we had no unpaid severance obligations. There were no restructuring expenses in the first quarter of 2006.

Operating income

The following table presents our operating  income (loss),  and operating income
(loss) as a percentage of segment revenues from unrelated entities (in thousands, except for percentages):


                                                                                For the three months ended March 31,
                                                                         -------------------------------------------------
                                                                                         % of                       % of
                                                                                        Segment                    Segment
                                                                           2007        Revenues         2006      Revenues
                                                                         -------------------------------------------------
Operating income (loss):
   United States electrical construction and facilities services         $ 10,926        3.5%        $  8,375       2.7%
   United States mechanical construction and facilities services           13,352        2.6%           7,424       2.0%
   United States facilities services                                        9,212        3.7%           4,830       2.2%
                                                                         --------                    --------
   Total United States operations                                          33,490        3.1%          20,629       2.3%
   Canada construction and facilities services                             (1,199)      (2.0)%            809       1.0%
   United Kingdom construction and facilities services                        427        0.2%           1,687       1.0%
   Other international construction and facilities services                  (116)        --              880        --
   Corporate administration                                               (13,578)        --          (11,678)       --
   Restructuring expenses                                                     (93)        --               --        --
                                                                         --------                    --------
   Total worldwide operations                                              18,931        1.4%          12,327       1.1%

Other corporate items:
   Interest expense                                                          (537)                       (699)
   Interest income                                                          3,249                         937
   Minority interest                                                       (1,192)                       (256)
                                                                         --------                    --------
Income from continuing operations before income taxes                    $ 20,451                    $ 12,309
                                                                         ========                    ========

As described below in more detail, operating income increased by $6.6 million for the first quarter of 2007 to $18.9 million compared to operating income of $12.3 million for the first quarter of 2006.

United States electrical construction and facilities services operating income of $10.9 million for the first quarter of 2007 increased $2.6 million compared to operating income of $8.4 million for the first quarter of 2006. The increase in operating income was primarily the result of increased revenues from the strong commercial construction market and completion of certain high-tech projects during the current quarter. Selling, general and administrative expenses were flat compared to the prior year first quarter principally due to our continued focus on overhead cost control that resulted in cost reductions at certain subsidiaries, which offset increases in staff salaries.

United States mechanical construction and facilities services operating income for the first quarter of 2007 was $13.4 million, a $5.9 million improvement compared to operating income of $7.4 million for the first quarter of 2006. This improvement was primarily due to increased hospitality, commercial and high-tech construction projects and the addition of a United States mechanical construction company acquired in October 2006. The increase in selling, general and administrative expenses was primarily related to the October 2006 acquisition and cost increases to support the increased revenues for the current quarter compared to the prior year first quarter.

United States facilities services operating income for the first quarter of 2007 was $9.2 million compared to operating income of $4.8 million for the first quarter of 2006. The increase in operating income was primarily due to improved performance on certain site-based contracts, increased revenues from site-based commercial and government facilities services contracts, increased income from small projects and other services by our mobile services group in this segment and the reduction in staff and facilities during 2006 (which reductions did not occur primarily until the third and fourth quarters of 2006).

Our Canada construction and facilities services operating loss was $1.2 million for the first quarter of 2007, compared to an operating income of $0.8 million for the first quarter of 2006. Included in the operating loss for the first quarter of 2007 was a $1.4 million gain on sale of property. The operating loss for the first quarter of 2007 was primarily related to reduced revenues attributable to a reduction in oil and gas industry construction contracts and a generally lower availability of industrial outage and other projects during the 2007 first quarter.

Our United Kingdom construction and facilities services operating income for the first quarter of 2007 was $0.4 million compared to operating income of $1.7 million for the first quarter of 2006. The reduction in operating income was primarily attributable to lower gross profit generated on rail projects and an increase in pension costs associated with the United Kingdom defined benefit pension plan, partially offset by improved operating income from construction projects and facilities services work.

Other international construction and facilities services operating loss was $0.1 million for the first quarter of 2007 compared to operating income of $0.9 million for the first quarter of 2006.

Corporate administration expense for the first quarter of 2007 was $13.6 million compared to $11.7 million for the first quarter of 2006. This increase in expenses was primarily due to $1.2 million of increased compensation awards based on achievement of earnings. Additionally, compensation and related staffing expenses increased by $0.7 million to support current and projected business growth.

Interest expense for the first quarter of 2007 and 2006 was $0.5 million and $0.7 million, respectively. The decrease in interest expense was primarily due to the absence of borrowings during the first quarter of 2007 compared to modest borrowings during the first quarter of 2006. Interest income for the first quarter of 2007 was $3.2 million compared to $0.9 million for the first quarter of 2006 and was primarily related to more cash available to invest in the current year period.

For the first quarter of 2007 and 2006, the income tax provision was $8.5 million and $4.7 million, respectively, based on effective income tax rates of 41% and 38%, respectively. The increase in the effective income tax rate primarily relates to the full utilization during 2006 of net operating losses for our United Kingdom construction and facilities services segment. As we had recorded a full valuation allowance related to these net operating losses, the utilization of these net operating losses during the 2006 period resulted in an income tax benefit in that segment.

Liquidity and Capital Resources

The following table presents our net cash provided by (used in) operating activities, investing activities and financing activities (in thousands):

                                                                   For the three months
                                                                     ended March 31,
                                                                   --------------------
                                                                    2007          2006
                                                                    ----          ----
Net cash provided by (used in) operating activities               $  8,364     $(12,129)
Net cash used in investing activities                             $ (7,154)    $ (4,665)
Net cash provided by financing activities                         $  1,250     $  3,746
Effect of exchange rate changes on cash and cash equivalents      $    374     $    407

Our consolidated cash balance increased by approximately $2.8 million from $273.7 million at December 31, 2006 to $276.6 million at March 31, 2007. The increase in net cash provided by operating activities for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was primarily due to an increase in working capital as a result of an increase in net over-billings related to improved billing and collection practices, including advance billings on construction projects and service contracts. Net cash used in investing activities of $7.2 million in the first quarter of 2007 increased $2.5 million compared to $4.7 million used in the first quarter of 2006 and was primarily due to a $1.3 million increase in investment in and advances to unconsolidated entities and joint ventures and the absence of $1.1 million in proceeds from the sale of a discontinued operation recognized in the first quarter 2006. Net cash provided by financing activities of $1.3 million in the first quarter of 2007 decreased $2.5 million compared to $3.7 million in the first quarter of 2006 and was primarily attributable to a decrease in the net proceeds from the exercise of stock options of $1.6 million.


                                                                                Payments Due by Period
                                                            ------------------------------------------------------------
                                                             Less
              Contractual                                    than               1-3              4-5              After
              Obligations                 Total             1 year             years            years            5 years
----------------------------------        -----             ------             -----            -----            -------
Other long-term debt                    $    0.3            $  0.1            $  0.2            $  --             $  --
Capital lease obligations                    1.5               0.5               0.8              0.2                --
Operating leases                           176.5              44.0              65.9             38.1              28.5
Open purchase obligations (1)              814.7             652.2             156.0              6.5                --
Other long-term obligations (2)            179.1              30.4             117.2             14.0              17.5
                                        --------            ------            ------            -----             -----
Total Contractual Obligations           $1,172.1            $727.2            $340.1            $58.8             $46.0
                                        ========            ======            ======            =====             =====

                                                                       Amount of Commitment Expiration by Period
                                                            ------------------------------------------------------------
                                                             Less
         Other Commercial                 Total              than              1-3               4-5              After
           Commitments                  Committed           1 year            years             years            5 years
----------------------------------      ---------           ------            -----             -----            -------
Revolving Credit Facility (3)             $  --              $  --            $  --             $  --             $  --
Letters of credit                          57.0                 --             57.0                --                --
Guarantees                                 25.0                 --               --                --              25.0
                                          -----              -----            -----             -----             -----
Total Commercial Obligations              $82.0              $  --            $57.0             $  --             $25.0
                                          =====              =====            =====             =====             =====

(1) Represents open purchase orders for material and subcontracting costs related to construction and service contracts. These purchase orders are not reflected in EMCOR's consolidated balance sheets and should not impact future cash flows, as amounts will be recovered through customer billings.
(2) Represents primarily insurance related liabilities and a pension plan liability, classified as other long-term liabilities and liabilities for unrecognized income tax benefits, classified as current liabilities in the consolidated balance sheets. Cash payments for insurance related liabilities may be payable beyond three years, but it is not practical to estimate.
(3) We classify these borrowings as short-term on our consolidated balance sheets because of our intent and ability to repay the amounts on a short-term basis. As of March 31, 2007, there were no borrowings outstanding.

Our revolving credit agreement (the "Revolving Credit Facility") provides for a credit facility of $375.0 million. As of March 31, 2007 and December 31, 2006, we had approximately $57.0 million and $55.6 million of letters of credit outstanding, respectively, under the Revolving Credit Facility. There were no borrowings under the Revolving Credit Facility as of March 31, 2007 and December 31, 2006.

Our Canadian subsidiary, Comstock Canada Ltd., has a credit agreement with a bank providing for an overdraft facility of up to Cdn. $0.5 million. The facility is secured by a standby letter of credit and provides for interest at the bank's prime rate, which was 6.0% at March 31, 2007. There were no borrowings outstanding under this credit agreement at March 31, 2007 or 2006.

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

The terms of our construction contracts frequently require that we obtain from surety companies ("Surety Companies") and provide to our customers payment and performance bonds ("Surety Bonds") as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of March 31, 2007, based on our percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, had there been defaults on all our existing contractual obligations, would have been approximately $1.3 billion. The Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.

In recent years, there has been a reduction in the aggregate surety bond issuance capacity of Surety Companies due to industry consolidations and other factors. Consequently, the availability of Surety Bonds has become more limited and the terms upon which Surety Bonds are available have become more restrictive. If we experience changes in our bonding relationships or if there are further changes in the surety industry, we may seek to satisfy certain customer requests for Surety Bonds by posting other forms of collateral in lieu of Surety Bonds such as letters of credit or guarantees by EMCOR Group, Inc., by seeking to convince customers to forego the requirement for Surety Bonds, by increasing our activities in business segments that rarely require Surety Bonds such as the facilities services segment and/or by refraining from bidding for certain projects that require Surety Bonds. There can be no assurance that we will be able to effectuate alternatives to providing Surety Bonds to our customers or to obtain, on favorable terms, sufficient additional work that does not require Surety Bonds to replace projects requiring Surety Bonds that we may decline to pursue. Accordingly, if we were to experience a reduction in the availability of Surety Bonds, we could experience a material adverse effect on our financial position, results of operations and/or cash flow.

We do not have any other material financial guarantees or off-balance sheet arrangements other than those disclosed herein.

Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain the Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient, to enable us to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash. We may also increase liquidity through an equity offering or issuance of other debt instruments. Short-term changes in macroeconomic trends may have an effect, positively or negatively, on liquidity. In addition to managing borrowings, our focus on the facilities services market is intended to provide an additional buffer against economic downturns inasmuch as the facilities services business is characterized by annual and multi-year contracts that provide a more predictable stream of cash flow than the construction business. Short-term liquidity is also impacted by the type and length of construction contracts in place. During economic downturns, such as the downturn that the engineering and construction industry experienced from 2001 through 2004, there were typically fewer small discretionary projects from the private sector, and companies like us aggressively bid larger long-term infrastructure and public sector contracts. Performance of long duration contracts typically requires working capital until initial billing milestones are achieved. While we strive to maintain a net over-billed position with our customers, there can be no assurance that a net over-billed position can be maintained. Our net over-billings, defined as the balance sheet accounts "billings in excess of costs and estimated earnings on uncompleted contracts" less "cost and estimated earnings in excess of billings on uncompleted contracts", were $315.6 million and $264.2 million as of March 31, 2007 and December 31, 2006, respectively.

Long-term liquidity requirements can be expected to be met through cash generated from operating activities, the Revolving Credit Facility and the sale of various secured or unsecured debt and/or equity interests in the public and private markets. Based upon our current credit ratings and financial position, we can reasonably expect to be able to issue long-term debt instruments and/or equity. Over the long term, our primary revenue risk factor continues to be the level of demand for non-residential construction services, which is in turn influenced by macroeconomic trends including interest rates and governmental economic policy. In addition to the primary revenue risk factor, our ability to perform work at profitable levels is critical to meeting long-term liquidity requirements.

We believe that current cash balances and borrowing capacity available under the Revolving Credit Facility or other forms of financing available through debt or equity offerings, combined with cash expected to be generated from operations, will be sufficient to provide short-term and foreseeable long-term liquidity and meet expected capital expenditure requirements. However, we are a party to lawsuits and other proceedings in which other parties seek to recover from us amounts ranging from a few thousand dollars to over $75.0 million. If we were required to pay damages in one or more such proceedings, such payments could have a material adverse effect on our financial position, results of operations and/or cash flows.

Certain Insurance Matters

As of March 31, 2007 and December 31, 2006, we utilized approximately $55.1 million and $51.6 million, respectively, of letters of credit obtained under our revolving credit facility as collateral for our insurance obligations.

New Accounting Pronouncements

On January 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", an interpretation of FASB Statement No. 109, "Accounting for Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the adoption of FIN 48 and recognition of the cumulative effect of adoption of a new accounting principle, we recorded a $0.3 million increase in the liability for unrecognized income tax benefits, with an offsetting reduction in retained earnings. As of March 31, 2007, the total liability for unrecognized income tax benefits was $6.3 million, the reversal of which would reduce taxable income when recognized. We recognized interest and penalties related to uncertain tax positions in the income tax provision. As of March 31, 2007, we had approximately $0.9 million of accrued interest related to uncertain tax positions included in the liability on the Consolidated Balance Sheet, of which less than $0.1 million was recorded during the three months ended March 31, 2007. It is possible that approximately $0.9 million of income tax liability related to uncertain intercompany transfer pricing items will become a recognized income tax benefit in the next twelve months due to the closing of open tax years. The tax years 2003 to 2006 remain open to examination by United States taxing jurisdictions, and the tax years 2000 to 2006 remain open to examination by foreign taxing jurisdictions.

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

Application of Critical Accounting Policies

The condensed consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are described in Note B - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of the annual report on Form 10-K for the year ended December 31, 2006. There was no initial adoption of any accounting policies during the three months ended March 31, 2007, except for the adoption of FIN 48. We believe that some of the more critical judgment areas in the application of accounting policies that affect our financial condition and results of operations are estimates and judgments pertaining to (a) revenue recognition from (i) long-term construction contracts for which the percentage-of-completion method of accounting is used and (ii) services contracts, (b) collectibility or valuation of accounts receivable, (c) insurance liabilities,
(d) income taxes and (e) intangible assets.

Revenue Recognition for Long-term Construction Contracts and Services Contracts

We believe our most critical accounting policy is revenue recognition from long-term construction contracts for which we use the percentage-of-completion method of accounting. Percentage-of-completion accounting is the prescribed method of accounting for long-term contracts in accordance with accounting principles generally accepted in the United States, Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts", and, accordingly, the method used for revenue recognition within our industry. Percentage-of-completion for each contract is measured principally by the ratio of costs incurred to date to perform each contract to the estimated total costs to perform such contract at completion. Certain of our electrical contracting business units measure percentage-of-completion by the percentage of labor costs incurred to date to perform each contract to the estimated total labor costs to fully perform such contract. Provisions for the entirety of estimated losses on uncompleted contracts are made in the period in which such losses are determined. Application of percentage-of-completion accounting results in the recognition of costs and estimated earnings in excess of billings on uncompleted contracts in our consolidated balance sheets. Costs and estimated earnings in excess of billings on uncompleted contracts reflected in the consolidated balance sheets arise when revenues have been recognized but the amounts cannot be billed under the terms of contracts. Such amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. Costs and estimated earnings in excess of billings on uncompleted contracts also include amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price or other customer-related causes of unanticipated additional contract costs. Such amounts are recorded at estimated net realizable value and take into account factors that may affect the ability to bill unbilled revenues and collect amounts after billing. Due to uncertainties inherent in estimates employed in applying percentage-of-completion accounting, estimates may be revised as project work progresses. Application of percentage-of-completion accounting requires that the impact of revised estimates be reported prospectively in the consolidated financial statements. In addition to revenue recognition for long-term construction contracts, we recognize revenues from service contracts as such contracts are performed in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition, revised and updated" ("SAB 104"). There are two basic types of services contracts: (a) fixed price services contracts which are signed in advance for maintenance, repair and retrofit work over periods typically ranging from one to three years (pursuant to which our employees may be at a customer's site full time) and (b) services contracts which may or may not be signed in advance for similar maintenance, repair and retrofit work on an as needed basis (frequently referred to as time and material work). Fixed price facilities services contracts are generally performed over the contract period, and, accordingly, revenue is recognized on a pro-rata basis over the life of the contract. Revenues derived from other services contracts are recognized when the services are performed in accordance with SAB 104. Expenses related to all services contracts are recognized as incurred.

Accounts Receivable

We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of the past due balances. The provision for bad debts during the three months ended March 31, 2007 was $0.3 million, a $0.4 million increase over the three months ended March 31, 2006. At March 31, 2007 and December 31, 2006, accounts receivable of $1,187.7 million and $1,184.4 million, respectively, included allowances of $24.2 million and $25.0 million, respectively. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to deterioration of its financial condition or its credit ratings. The allowance requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis and as additional information is received.

Insurance Liabilities

We have loss payment deductibles for certain workers' compensation, auto liability, general liability and property claims, have self-insured retentions for certain other casualty claims and are self-insured for employee-related health care claims. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate of these obligations. We believe the liabilities recognized on our balance sheets for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences and effectiveness of safety and risk management programs. Therefore, if actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and will be recorded in the period that the experience becomes known.

Income Taxes

We have net deferred tax assets primarily resulting from deductible temporary differences of $26.9 million and $28.2 million at March 31, 2007 and December 31, 2006, respectively, which will reduce our taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. As of March 31, 2007 and December 31, 2006, the total valuation allowance on gross deferred tax assets was approximately $14.0 million and $12.9 million, respectively.

Goodwill and Intangible Assets

As of March 31, 2007, we had goodwill and net identifiable intangible assets (primarily the market value of our backlog, customer relationships, non-competition agreements and trademarks and trade names) of $288.2 million and $37.3 million, respectively, primarily arising out of the acquisition of companies. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies. FASB Statement No. 142, "Goodwill and Other
Intangible Assets" ("Statement 142") requires goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead be tested at least annually for impairment (which we test each October 1), and be written down if impaired, rather than amortized as previous standards required. Furthermore, Statement 142 requires that identifiable intangible assets with finite lives be amortized over their useful lives. Changes in strategy and/or market conditions may result in adjustments to recorded intangible asset balances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have not used any material derivative financial instruments during the three months ended March 31, 2007 and 2006, including trading or speculation on changes in interest rates, or commodity prices of materials used in our business.

We are exposed to market risk for changes in interest rates for borrowings under the Revolving Credit Facility. Borrowings under that facility bear interest at variable rates, and the fair value of borrowings are not affected by changes in market interest rates. As of March 31, 2007, there were no borrowings outstanding under the facility. Had there been borrowings, they would bear interest at (1) a rate which is the prime commercial lending rate announced by Harris Nesbitt from time to time (8.25% at March 31, 2007) plus 0.0% to 0.5% based on certain financial tests or (2) United States dollar LIBOR (5.32% at March 31, 2007) plus 1.0% to 2.25% based on certain financial tests. The interest rates in effect at March 31, 2007 were 8.25% and 6.32% for the prime commercial lending rate and the United States dollar LIBOR, respectively. Letter of credit fees issued under this facility range from 1.0% to 2.25% of the respective face amounts of the letters of credit issued and are charged based on the type of letter of credit issued and certain financial tests. The Revolving Credit Facility expires in October 2010. There is no guarantee that we will be able to renew the facility at its expiration.

We are also exposed to construction market risk and its potential related impact on accounts receivable or costs and estimated earnings in excess of billings on uncompleted contracts. The amounts recorded may be at risk if our customers' ability to pay these obligations is negatively impacted by economic conditions. We continually monitor the creditworthiness of our customers and maintain on-going discussions with customers regarding contract status with respect to change orders and billing terms. Therefore, we believe we take appropriate action to manage market and other risks, but there is no assurance that we will be able to reasonably identify all risks with respect to collectibility of these assets. See also the previous discussion of Accounts Receivable under the heading, "Application of Critical Accounting Policies" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the end of the period. The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of stockholders' equity, in our condensed consolidated balance sheets. We believe the exposure to the effects that fluctuating foreign currencies may have on the consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective local currencies. Additionally, expenses associated with these transactions are generally contracted and paid for in their same local currencies.

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

ITEM 4. CONTROLS AND PROCEDURES.

Based on an evaluation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Securities Exchange Act of 1934), our Chairman of the Board of Directors and Chief Executive Officer, Frank T. MacInnis, and our Chief Financial Officer, Mark A. Pompa, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchanges Act of 1934) are effective as of the end of the period covered by this report.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. - OTHER INFORMATION.

ITEM 6.  EXHIBITS.

Exhibit                                                                           Incorporated By Reference to or
   No.         Description                                                                   Page Number
-----------    --------------------------------------------------------           -------------------------------------------
2(a)           Purchase Agreement dated as of February 11, 2002 by                Exhibit 2.1 to EMCOR's Report on Form
               and among Comfort Systems USA, Inc. and EMCOR-CSI                  8-K dated February 14, 2002
               Holding Co.

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

Exhibit                                                                           Incorporated By Reference to or
   No.         Description                                                                   Page Number
-----------    --------------------------------------------------------           -------------------------------------------
10(a)          Severance Agreement between EMCOR and Frank T. MacInnis            Exhibit 10.2 to EMCOR's Report on
                                                                                  Form 8-K (Date of Report April 25,
                                                                                  2005) ("April 2005 Form 8-K")

10(b)          Form of Severance Agreement ("Severance Agreement")                Exhibit 10.1 to the April 2005 Form
               between EMCOR and each of Sheldon I. Cammaker, R.                  8-K
               Kevin Matz and Mark A. Pompa

10(c)          Form of Amendment to Severance Agreement between EMCOR             Page ___
               and each of Frank T. MacInnis, Sheldon I. Cammaker,
               Mark A. Pompa and R. Kevin Matz

10(d)          Letter Agreement dated October 12, 2004 between                    Exhibit 10.1 to EMCOR's Report on
               Anthony Guzzi and EMCOR (the "Guzzi Letter                         Form 8-K (Date of Report October 12,
               Agreement")                                                        2004)

10(e)          Form of Confidentiality Agreement                                  Exhibit C to Guzzi Letter Agreement

10(f)          Form of Indemnification Agreement between EMCOR and                Exhibit F to Guzzi Letter Agreement
               each of its officers and directors

10(g-1)        Severance Agreement ("Guzzi Severancy Agreement")                  Exhibit D to the Guzzi Letter
               dated  October 25, 2005 between Anthony Guzzi and EMCOR            Agreement

10(g-2)        Amendment to Guzzi Severance Agreement                             Page ___

10(h-1)        1994 Management Stock Option Plan ("1994 Option Plan")             Exhibit 10(o) to Form 10

10(h-2)        Amendment to Section 12 of the 1994 Option Plan                    Exhibit (g-2) to EMCOR's Annual
                                                                                  Report on Form 10-K for the year
                                                                                  ended December 31, 2001 ("2001 Form 10-K")

10(h-3)        Amendment to Section 13 of the 1994 Option Plan                    Exhibit (g-3) to 2001 Form 10-K

10(i-1)        1995 Non-Employee Directors' Non-Qualified Stock                   Exhibit 10(p) to 2001 Form 10-K
               Option Plan ("1995 Option Plan")

10(i-2)        Amendment to Section 10 of the 1995 Option Plan                    Exhibit (h-2) to 2001 Form 10-K


10(j-1)        1997 Non-Employee Directors' Non-Qualified Stock                   Exhibit 10(k) to EMCOR's Annual Report on
               Option Plan ("1997 Option Plan")                                   Form 10-K for the year ended December 31,
                                                                                  1999 ("1999 Form 10-K")

10(j-2)        Amendment to Section 9 of the 1997 Option Plan                     Exhibit 10(i-2) to 2001 Form 10-K

10(k)          1997 Stock Plan for Directors                                      Exhibit 10(l) to 1999 Form 10-K

10(l-1)        Continuity Agreement dated as of June 22, 1998                     Exhibit 10(a) to EMCOR's Quarterly
               between Frank T. MacInnis and EMCOR ("MacInnis                     Report on Form 10-Q for the quarter
               Continuity Agreement")                                             ended June 30, 1998 ("June 1998 Form
                                                                                  10-Q")

10(l-2)        Amendment dated as of May 4, 1999 to MacInnis                      Exhibit 10(h) for the quarter ended
               Continuity Agreement                                               June 30, 1999 (June 1999 Form 10-Q)

10(l-3)        Amendment dated as of March 1, 2007 to MacInnis                    Page ___
               Continuity Agreement


Exhibit                                                                           Incorporated By Reference to or
   No.         Description                                                                   Page Number
-----------    -------------------------------------------------------            ------------------------------------------
10(m-1)        Continuity Agreement dated as of June 22, 1998 between             Exhibit 10(c) to the June 1998 Form 10-Q
               Sheldon I. Cammaker and EMCOR ("Cammaker Continuity
               Agreement")

10(m-2)        Amendment dated as of May 4, 1999 to Cammaker                      Exhibit 10(i) to the June 1999 Form 10-Q
               Continuity Agreement

10(m-3)        Amendment dated as of March 1, 2007 to Cammaker                    Page ___
               Continuity Agreement

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

10(n-4)        Amendment dated as of March 1, 2007 to Matz Continuity             Page ___
               Agreement

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

10(o-2)        Amendment dated as of May 4, 1999 to Pompa Continuity              Exhibit 10(n) to the June 1999 Form 10-Q
               Agreement

10(o-3)        Amendment dated as of January 1, 2002 to Pompa                     Exhibit 10(p-3) to the March 2002 10-Q
               Continuity Agreement

10(o-4)        Amendment dated as of March 1, 2007 to Pompa                       Page ___
               Continuity Agreement

10(p-1)        Change of Control Agreement dated as of October 25,                Exhibit E to Guzzi Letter Agreement
               2004 between Anthony Guzzi ("Guzzi") and
               EMCOR ("Guzzi Continuity Agreement")

10(p-2)        Amendment dated as of March 1, 2007 to Guzzi                       Page ___
               Continuity Agreement

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

10(s-1)        Executive Stock Bonus Plan, as amended (the "Stock                 Exhibit 4.1 to EMCOR's Registration
               Bonus Plan")                                                       Statement on Form S-8 (No.333-112940)
                                                                                  filed with the Securities and Exchange
                                                                                  Commission on February 18, 2004
                                                                                  (the "2004 Form S-8")

10(s-2)        Amendment to Executive Stock Bonus Plan                            Page ___

Exhibit                                                                           Incorporated By Reference to or
   No.          Description                                                                  Page Number
------------    -------------------------------------------------------           -----------------------------------------
10(s-3)        Form of Certificate Representing Restrictive Stock                 Exhibit 10.1 to EMCOR's Report on
               Units ("RSU's") issued under the Stock Bonus Plan                  Form 8-K (Date of Report March 4,
               Manditorily Awarded                                                2005) ("March 4, 2005 Form 8-K")

10(s-4)        Form of Certificate Representing RSU's issued under                Exhibit 10.2 to March 4, 2005 Form
               the Stock Bonus Plan Voluntarily Awarded                           8-K

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

10(u)          First Amendment to Incentive Plan for Senior                       Exhibit 10(t) to 2005 Form 10-K
               Executives

10(v)          EMCOR Group, Inc. Long-Term Incentive Plan                         Exhibit 10 to Form 8-K (Date of
                                                                                  Report December 15, 2005)

10(w-l)        2003 Non-Employee Directors' Stock Option                          Exhibit A to EMCOR's proxy statement
                                                                                  ("2003 Proxy Statement") Plan for
                                                                                  its annual meeting held June 12, 2003

10(w-2)        First Amendment to 2003 Non-Employee Directors' Stock              Exhibit 10(u-2) to EMCOR's Annual
               Option Plan                                                        Report on  Form 10-K for the year
                                                                                  ended December 31, 2006 ("2006 Form
                                                                                  10-K")

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

10(x-3)        Second Amendment to 2003 Management Stock Incentive                Exhibit 10(u-3) to 2006 Form 10-K
               Plan

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

10(z)          Key Executive Incentive Bonus Plan                                 Exhibit B to EMCOR's Proxy Statement
                                                                                  for its annual meeting held June 16,
                                                                                  2005 ("2005 Proxy Statement")

10(a)(a)       2005 Management Stock Incentive Plan                               Exhibit C to EMCOR's 2003 Proxy
                                                                                  Statement

10(a)(a-1)     First Amendment to 2005 Management Stock Incentive                 Exhibit 10(z) to 2006 Form 10-K

10(b)(b)       2005 Stock Plan for Directors                                      Exhibit C to 2005 Proxy Statement

10(b)(b-1)     First Amendment to 2005 Stock Plan for Directors                   Exhibit 10(a)(a-2) to 2006 Form 10-K

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

Exhibit                                                                           Incorporated By Reference to or
   No.          Description                                                                  Page Number
------------    -------------------------------------------------------           --------------------------------------
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

11             Computation of Basic EPS and Diluted EPS for the                   Note C of the Notes to the Condensed
               three months ended March 31, 2007 and 2006                         Consolidated Financial Statements

31.1           Certification Pursuant to Section 302 of the                       Page ___
               Sarbanes-Oxley Act of 2002 by the Chairman of the
               Board of Directors and Chief Executive Officer *

31.2           Certification Pursuant to Section 302 of the                       Page ___
               Sarbanes-Oxley Act of 2002 by the Executive Vice
               President and Chief Financial Officer *

32.1           Certification Pursuant to Section 906 of the                       Page ___
               Sarbanes-Oxley Act of 2002 by the Chairman of the
               Board of Directors and Chief Executive Officer **

32.2           Certification Pursuant to Section 906 of the                       Page ___
               Sarbanes-Oxley Act of 2002 by the Executive Vice
               President and Chief Financial Officer **

------------
*    Filed Herewith
**   Furnished Herewith

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: April 26, 2007
                                            EMCOR GROUP, INC.
                                    ----------------------------------
                                               (Registrant)



                                 By:      /s/FRANK T. MACINNIS
                                    ----------------------------------
                                            Frank T. MacInnis
                                         Chairman of the Board of
                                              Directors and
                                         Chief Executive Officer



                                 By:         /s/MARK A. POMPA
                                    ----------------------------------
                                               Mark A. Pompa
                                       Executive Vice President and
                                          Chief Financial Officer
                                        (Principal Financial and
                                            Accounting Officer)

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

Date:  April 26, 2007
                                                        /s/FRANK T. MACINNIS
                                                    ----------------------------
                                                         Frank T. MacInnis
                                                      Chairman of the Board of
                                                           Directors and
                                                      Chief Executive Officer

                                                                    Exhibit 31.2

                                  CERTIFICATION


I, Mark A. Pompa, Executive Vice President and Chief Financial Officer of EMCOR Group, Inc., certify that:

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

Date:  April 26, 2007
                                                        /s/MARK A. POMPA
                                                 -------------------------------
                                                         Mark A. Pompa
                                                  Executive Vice President and
                                                    Chief Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of EMCOR Group, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank
T. MacInnis, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:    April 26, 2007                            /s/FRANK T. MACINNIS
                                                ------------------------------
                                                     Frank T. MacInnis
                                                  Chief Executive Officer

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of EMCOR Group, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark A. Pompa, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:    April 26, 2007                        /s/MARK A. POMPA
                                        -----------------------------------
                                                 Mark A. Pompa
                                            Chief Financial Officer

                                                                   Exhibit 10(c)

     This Amendment (this "Amendment"), dated as of March 1, 2007, is made by and between EMCOR Group, Inc., a Delaware corporation (the "Company") and ___________________ (the "Executive").

     WHEREAS, the Company and the Executive entered into an Agreement dated as of April 25, 2005, providing for the payment to, and award of, certain severance benefits by the Company to the Executive under certain circumstances (the "Agreement"); and

     WHEREAS, the Company and the Executive desire to amend the Agreement to modify the timing of the payment of such severance benefits under certain circumstances.

     NOW THEREFORE, in consideration of the mutual promises and agreements of the parties as set forth below, the parties agree as follows.

1.   The  Agreement  is  amended  effective  as of the date  hereof to add a new
     Section 16 that shall read in its entirety as follows:

     "Notwithstanding any provision of this Agreement to the contrary, if the commencement of the payments hereunder is on account of the employee's separation from service with the Company, and if necessary to avoid accelerated taxation or tax penalties under Section 409A of the Internal Revenue Code of 1986, as amended, the commencement of payments hereunder shall be deferred until the first payroll date which is more than six months following such separation from service; and the first such payment shall include all payments which would have been made during the period of such deferral through the date of such payment."

2. Except as amended hereby the Agreement shall remain in full force and effect in accordance with its terms.


     IN WITNESS WHEREOF, the parties have caused this Amendment to be duly executed and agreed to as of the day and year last written below.


                                                EMCOR GROUP, INC.


                                                By:
                                                    --------------------------


                                                    --------------------------
                                                          Executive

                                                                 Exhibit 10(g-2)

     This Amendment (this "Amendment"), dated as of March 1, 2007, is made by and between EMCOR Group, Inc., a Delaware corporation (the "Company") and Anthony J. Guzzi (the "Executive").

     WHEREAS, the Company and the Executive entered into an Agreement dated as of October 25, 2004, providing for the payment to, and award of, certain severance benefits by the Company to the Executive under certain circumstances (the "Agreement"); and

     WHEREAS, the Company and the Executive desire to amend the Agreement to modify the timing of the payment of such severance benefits under certain circumstances.

     NOW THEREFORE, in consideration of the mutual promises and agreements of the parties as set forth below, the parties agree as follows.

1.   The  Agreement  is  amended  effective  as of the date  hereof to add a new
     Section 21 that shall read in its entirety as follows:

     "Notwithstanding any provision of this Agreement to the contrary, if the commencement of the payments hereunder is on account of the employee's separation from service with the Company, and if necessary to avoid accelerated taxation or tax penalties under Section 409A of the Internal Revenue Code of 1986, as amended, the commencement of payments hereunder shall be deferred until the first payroll date which is more than six months following such separation from service; and the first such payment shall include all payments which would have been made during the period of such deferral through the date of such payment."

2. Except as amended hereby the Agreement shall remain in full force and effect in accordance with its terms.


     IN WITNESS WHEREOF, the parties have caused this Amendment to be duly executed and agreed to as of the day and year last written below.


                                               EMCOR GROUP, INC.


                                               By:  /s/Frank T. MacInnis
                                                   ---------------------


                                                    /s/Anthony J. Guzzi
                                                   ---------------------
                                                      Anthony J. Guzzi

                                                                 Exhibit 10(l-3)

     This Amendment (this "Amendment"), dated as of March 1, 2007, is made by and between EMCOR Group, Inc., a Delaware corporation (the "Company") and Frank
T. MacInnis (the "Executive").

     WHEREAS, the Company and the Executive entered into an Agreement dated as of June 22, 1998, providing for the payment to, and award of, certain severance benefits by the Company to the Executive under certain circumstances (the "Agreement") in connection with a change of control of the Company; and

     WHEREAS, the Company and the Executive desire to amend the Agreement to modify the timing of the payment of such severance benefits under certain circumstances.

     NOW THEREFORE, in consideration of the mutual promises and agreements of the parties as set forth below, the parties agree as follows.

1.   The  Agreement  is  amended  effective  as of the date  hereof to add a new
     Section 16 that shall read in its entirety as follows:

     "Notwithstanding any provision of this Agreement to the contrary, if the commencement of the payments hereunder is on account of the employee's separation from service with the Company, and if necessary to avoid accelerated taxation or tax penalties under Section 409A of the Internal Revenue Code of 1986, as amended, the commencement of payments hereunder shall be deferred until the first payroll date which is more than six months following such separation from service; and the first such payment shall include all payments which would have been made during the period of such deferral through the date of such payment."

2. Except as amended hereby the Agreement shall remain in full force and effect in accordance with its terms.


     IN WITNESS WHEREOF, the parties have caused this Amendment to be duly executed and agreed to as of the day and year last written below.


                                                 EMCOR GROUP, INC.


                                                 By:  /s/Sheldon I. Cammaker
                                                     -----------------------

                                                      /s/Frank T. MacInnis
                                                     -----------------------
                                                         Frank T. MacInnis

                                                                 Exhibit 10(m-3)

     This Amendment (this "Amendment"), dated as of March 1, 2007, is made by and between EMCOR Group, Inc., a Delaware corporation (the "Company") and Sheldon I. Cammaker (the "Executive").

     WHEREAS, the Company and the Executive entered into an Agreement dated as of March 1, 1999, providing for the payment to, and award of, certain severance benefits by the Company to the Executive under certain circumstances (the "Agreement"); in connection with a change of control of the Company; and

     WHEREAS, the Company and the Executive desire to amend the Agreement to modify the timing of the payment of such severance benefits under certain circumstances.

     NOW THEREFORE, in consideration of the mutual promises and agreements of the parties as set forth below, the parties agree as follows.

1.   The  Agreement  is  amended  effective  as of the date  hereof to add a new
     Section 16 that shall read in its entirety as follows:

     "Notwithstanding any provision of this Agreement to the contrary, if the commencement of the payments hereunder is on account of the employee's separation from service with the Company, and if necessary to avoid accelerated taxation or tax penalties under Section 409A of the Internal Revenue Code of 1986, as amended, the commencement of payments hereunder shall be deferred until the first payroll date which is more than six months following such separation from service; and the first such payment shall include all payments which would have been made during the period of such deferral through the date of such payment."

2. Except as amended hereby the Agreement shall remain in full force and effect in accordance with its terms.


     IN WITNESS WHEREOF, the parties have caused this Amendment to be duly executed and agreed to as of the day and year last written below.



                                               EMCOR GROUP, INC.


                                               By:  /s/Frank T. MacInnis
                                                   -----------------------


                                                    /s/Sheldon I. Cammaker
                                                   -----------------------
                                                      Sheldon I. Cammaker

                                                                 Exhibit 10(n-4)

     This Amendment (this "Amendment"), dated as of March 1, 2007, is made by and between EMCOR Group, Inc., a Delaware corporation (the "Company") and R. Kevin Matz (the "Executive").

     WHEREAS, the Company and the Executive entered into an Agreement dated as of June 22, 1998, providing for the payment to, and award of, certain severance benefits by the Company to the Executive under certain circumstances (the "Agreement") in connection with a change of control of the Company; and

     WHEREAS, the Company and the Executive desire to amend the Agreement to modify the timing of the payment of such severance benefits under certain circumstances.

     NOW THEREFORE, in consideration of the mutual promises and agreements of the parties as set forth below, the parties agree as follows.

1.   The  Agreement  is  amended  effective  as of the date  hereof to add a new
     Section 16 that shall read in its entirety as follows:

     "Notwithstanding any provision of this Agreement to the contrary, if the commencement of the payments hereunder is on account of the employee's separation from service with the Company, and if necessary to avoid accelerated taxation or tax penalties under Section 409A of the Internal Revenue Code of 1986, as amended, the commencement of payments hereunder shall be deferred until the first payroll date which is more than six months following such separation from service; and the first such payment shall include all payments which would have been made during the period of such deferral through the date of such payment."

2. Except as amended hereby the Agreement shall remain in full force and effect in accordance with its terms.


     IN WITNESS WHEREOF, the parties have caused this Amendment to be duly executed and agreed to as of the day and year last written below.


                                             EMCOR GROUP, INC.


                                             By:  /s/Frank T. MacInnis
                                                 ----------------------

                                                  /s/R. Kevin Matz
                                                 ----------------------
                                                     R. Kevin Matz

                                                             Exhibit 10(o-4)


     This Amendment (this "Amendment"), dated as of March 1, 2007, is made by and between EMCOR Group, Inc., a Delaware corporation (the "Company") and Mark
A. Pompa (the "Executive").

     WHEREAS, the Company and the Executive entered into an Agreement dated as of June 22, 1998, providing for the payment to, and award of, certain severance benefits by the Company to the Executive under certain circumstances (the "Agreement") in connection with a change of control of the Company; and

     WHEREAS, the Company and the Executive desire to amend the Agreement to modify the timing of the payment of such severance benefits under certain circumstances.

     NOW THEREFORE, in consideration of the mutual promises and agreements of the parties as set forth below, the parties agree as follows.

1.   The  Agreement  is  amended  effective  as of the date  hereof to add a new
     Section 16 that shall read in its entirety as follows:

     "Notwithstanding any provision of this Agreement to the contrary, if the commencement of the payments hereunder is on account of the employee's separation from service with the Company, and if necessary to avoid accelerated taxation or tax penalties under Section 409A of the Internal Revenue Code of 1986, as amended, the commencement of payments hereunder shall be deferred until the first payroll date which is more than six months following such separation from service; and the first such payment shall include all payments which would have been made during the period of such deferral through the date of such payment."

2. Except as amended hereby the Agreement shall remain in full force and effect in accordance with its terms.


          IN WITNESS WHEREOF, the parties have caused this Amendment to be duly executed and agreed to as of the day and year last written below.


                                            EMCOR GROUP, INC.


                                            By:  /s/Frank T. MacInnis
                                                ---------------------


                                                 /s/Mark A. Pompa
                                                ---------------------
                                                    Mark A. Pompa

                                                                 Exhibit 10(p-2)

     This Amendment (this "Amendment"), dated as of March 1, 2007, is made by and between EMCOR Group, Inc., a Delaware corporation (the "Company") and Anthony J. Guzzi (the "Executive").

     WHEREAS, the Company and the Executive entered into an Agreement dated as of October 25, 2004, providing for the payment to, and award of, certain severance benefits by the Company to the Executive under certain circumstances (the "Agreement") in connection with a change of control of the Company; and

     WHEREAS, the Company and the Executive desire to amend the Agreement to modify the timing of the payment of such severance benefits under certain circumstances.

     NOW THEREFORE, in consideration of the mutual promises and agreements of the parties as set forth below, the parties agree as follows.

1.   The  Agreement  is  amended  effective  as of the date  hereof to add a new
     Section 16 that shall read in its entirety as follows:

     "Notwithstanding any provision of this Agreement to the contrary, if the commencement of the payments hereunder is on account of the employee's separation from service with the Company, and if necessary to avoid accelerated taxation or tax penalties under Section 409A of the Internal Revenue Code of 1986, as amended, the commencement of payments hereunder shall be deferred until the first payroll date which is more than six months following such separation from service; and the first such payment shall include all payments which would have been made during the period of such deferral through the date of such payment."

2. Except as amended hereby the Agreement shall remain in full force and effect in accordance with its terms.


     IN WITNESS WHEREOF, the parties have caused this Amendment to be duly executed and agreed to as of the day and year last written below.

                                               EMCOR GROUP, INC.

                                               By:  /s/Frank T. MacInnis
                                                   ---------------------


                                                    /s/Anthony J. Guzzi
                                                   ---------------------
                                                      Anthony J. Guzzi

                                                                 Exhibit 10(s-2)

                                    AMENDMENT
                                     TO THE
                  EMCOR GROUP, INC. EXECUTIVE STOCK BONUS PLAN


     This Amendment to the EMCOR Group, Inc. Executive Stock Bonus Plan (the "Plan") is made as of March 1, 2007.

     WHEREAS, pursuant to Section 7 of the Plan, the Plan may be amended by the Board of Directors of EMCOR Group, Inc. (the "Company"); and

     WHEREAS, on the date hereof, the Board of Directors of the Company unanimously voted pursuant to a motion duly made and seconded to amend the Plan.

     NOW THEREFORE, the Plan is hereby amended so that a new Section 8.14 of the Plan is added to in its entirety as follows:

     "8.14 Deferral of Stock Issuance. Notwithstanding any provision of the Executive Stock Bonus Plan to the contrary, if the issuance of shares of the Company's Common Stock in respect of restricted stock units granted hereunder is on account of the participant's separation from service with the Company, and if necessary to avoid accelerated taxation or tax penalties under Section 409A of the Internal Revenue Code of 1986, as amended, the issuance of such shares hereunder shall be deferred until the first business day which is more than six months following such separation from service; and the first such payment shall include all payments which would have been made during the period of such deferral through the date of such payment."

     IN WITNESS WHEREOF, the undersigned has executed this Amendment as of the date first written above.

                                      EMCOR GROUP, INC.


                                      By          /s/R. Kevin Matz
                                        ---------------------------------------
                                                   R. Kevin Matz
                                        Senior Vice President - Shared Services