Form 10-Q
period 2007-06-30
EMCOR GROUP INC
filed 2007-07-26
CIK 105634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                          Commission file number 1-8267

                                EMCOR Group, Inc.
       -------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                       11-2125338
---------------------------------               --------------------------------
  (State or Other Jurisdiction                   (I.R.S. Employer Identification
of Incorporation or Organization)                            Number)

       301 Merritt Seven
      Norwalk, Connecticut                                 06851-1060
---------------------------------               --------------------------------
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

Large accelerated filer  |X| Accelerated filer  |_|   Non-accelerated filer  |_|

     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                      Applicable Only To Corporate Issuers

     Number of shares of Common Stock outstanding as of the close of business on July 24, 2007: 64,419,308 shares.

                                EMCOR GROUP, INC.
                                      INDEX


                                                                        Page No.


PART I - Financial Information

Item 1     Financial Statements

           Condensed Consolidated Balance Sheets -
           as of June 30, 2007 and December 31, 2006                           1

           Condensed Consolidated Statements of Operations -
           three months ended June 30, 2007 and 2006                           3

           Condensed Consolidated Statements of Operations -
           six months ended June 30, 2007 and 2006                             4

           Condensed Consolidated Statements of Cash Flows -
           six months ended June 30, 2007 and 2006                             5

           Condensed Consolidated Statements of Stockholders'
           Equity and Comprehensive Income -
           six months ended June 30, 2007 and 2006                             6

           Notes to Condensed Consolidated Financial Statements                7


Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          15

Item 3     Quantitative and Qualitative Disclosures about Market Risk         28

Item 4     Controls and Procedures                                            28

PART II - Other Information

Item 1     Legal Proceedings                                                  29

Item 4     Submission of Matters to a Vote of Security Holders                30

Item 6     Exhibits                                                           31

PART I. - FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
--------------------------------------------------------------------------------
                                                    June 30,        December 31,
                                                      2007             2006
                                                  (Unaudited)
--------------------------------------------------------------------------------
                      ASSETS
Current assets:
 Cash and cash equivalents                        $  336,335          $  273,735
 Accounts receivable, net                          1,286,691           1,184,418
 Costs and estimated earnings in excess
   of billings on uncompleted contracts              164,628             147,848
 Inventories                                          17,089              18,015
 Prepaid expenses and other                           47,864              38,397
                                                  ----------          ----------

   Total current assets                            1,852,607           1,662,413

Investments, notes and other long-term
   receivables                                        29,261              29,630

Property, plant and equipment, net                    52,028              52,780

Goodwill                                             297,058             288,165

Identifiable intangible assets, net                   27,697              38,251

Other assets                                          17,782              17,784
                                                  ----------          ----------

   Total assets                                   $2,276,433          $2,089,023
                                                  ==========          ==========



See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
--------------------------------------------------------------------------------
                                                        June 30,    December 31,
                                                          2007          2006
                                                      (Unaudited)
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Borrowings under working capital credit line          $       --    $       --
 Current maturities of long-term debt and capital
   lease obligations                                          607           659
 Accounts payable                                         499,989       496,407
 Billings in excess of costs and estimated
   earnings on uncompleted contracts                      535,352       412,069
 Accrued payroll and benefits                             181,394       177,490
 Other accrued expenses and liabilities                   103,860       121,723
                                                       ----------    ----------

   Total current liabilities                            1,321,202     1,208,348

Long-term debt and capital lease obligations                1,087         1,239

Other long-term obligations                               183,575       169,127
                                                       ----------    ----------

   Total liabilities                                    1,505,864     1,378,714
                                                       ----------    ----------

Stockholders' equity:
 Preferred stock, $0.01 par value, 1,000,000 shares
   authorized, zero issued and outstanding                     --            --
 Common stock, $0.01 par value, 80,000,000 shares
   authorized, 67,627,140 and 67,296,072 shares
   issued, respectively                                       676           672
 Capital surplus                                          371,101       354,906
 Accumulated other comprehensive loss                     (22,707)      (28,189)
 Retained earnings                                        437,641       399,804
 Treasury stock, at cost 3,221,500 and 3,640,092
   shares, respectively                                   (16,142)      (16,884)
                                                       ----------    ----------

   Total stockholders' equity                             770,569       710,309
                                                       ----------    ----------

Total liabilities and stockholders' equity             $2,276,433    $2,089,023
                                                       ==========    ==========

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)
-----------------------------------------------------------------------------
Three months ended June 30,                               2007         2006
-----------------------------------------------------------------------------

Revenues                                              $1,406,232   $1,220,423
Cost of sales                                          1,236,756    1,086,895
                                                      ----------   ----------
Gross profit                                             169,476      133,528
Selling, general and administrative expenses             125,320      108,194
                                                      ----------   ----------
Operating income                                          44,156       25,334
Interest expense                                            (551)        (642)
Interest income                                            3,328        1,132
Minority interest                                         (2,060)        (672)
                                                      ----------   ----------
Income before income taxes                                44,873       25,152
Income tax provision                                      18,723        8,291
                                                      ----------   ----------
Net income                                            $   26,150   $   16,861
                                                      ==========   ==========

Net income per common share - Basic                   $     0.41   $     0.27
                                                      ==========   ==========

Net income per common share - Diluted                 $     0.39   $     0.26
                                                      ==========   ==========


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)
-------------------------------------------------------------------------------
Six months ended June 30,                                  2007         2006
-------------------------------------------------------------------------------

Revenues                                               $2,724,579    $2,371,500
Cost of sales                                           2,422,880     2,123,139
                                                       ----------    ----------
Gross profit                                              301,699       248,361
Selling, general and administrative expenses              238,519       210,700
Restructuring expenses                                         93            --
                                                       ----------    ----------
Operating income                                           63,087        37,661
Interest expense                                           (1,088)       (1,341)
Interest income                                             6,577         2,069
Minority interest                                          (3,252)         (928)
                                                       ----------    ----------
Income from continuing operations before income taxes      65,324        37,461
Income tax provision                                       27,182        12,967
                                                       ----------    ----------
Income from continuing operations                          38,142        24,494
Loss from discontinued operation,
   net of income tax effect                                    --          (620)
                                                       ----------    ----------
Net income                                             $   38,142    $   23,874
                                                       ==========    ==========

Net income (loss) per common share - Basic
   From continuing operations                          $     0.60    $     0.39
   From discontinued operation                                 --         (0.01)
                                                       ----------    ----------
                                                       $     0.60    $     0.38
                                                       ==========    ==========

Net income (loss) per common share - Diluted
   From continuing operations                          $     0.57    $     0.38
   From discontinued operation                                 --         (0.01)
                                                       ----------    ----------
                                                       $     0.57    $     0.37
                                                       ==========    ==========


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)
--------------------------------------------------------------------------------------------------------
Six months ended June 30,                                                            2007          2006
--------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income                                                                     $ 38,142      $ 23,874
   Depreciation and amortization                                                     9,324         8,766
   Amortization of identifiable intangibles                                          2,321         1,550
   Minority interest                                                                 3,252           928
   Deferred income taxes                                                               543         3,716
   Loss on sale of discontinued operation, net of income taxes                          --           620
   Excess tax benefits from share-based compensation                                (6,136)       (2,724)
   Equity income from unconsolidated entities                                       (1,951)       (3,597)
   Other non-cash items                                                              4,455         5,097
   Distributions from unconsolidated entities                                        3,946         6,229
   Changes in operating assets and liabilities                                       8,397        29,632
                                                                                  --------      --------
Net cash provided by operating activities                                           62,293        74,091
                                                                                  --------      --------

Cash flows from investing activities:
   Payments for acquisitions of businesses, intangible asset and related
     earn-out agreements                                                            (4,001)         (786)
   Proceeds from sale of discontinued operation                                         --         1,203
   Proceeds from sale of property, plant and equipment                               2,384           313
   Purchase of property, plant and equipment                                        (9,847)       (9,716)
   Investment in and advances to unconsolidated entities and joint ventures         (1,510)         (277)
   Net (disbursements) proceeds related to other investments                          (116)          851
                                                                                  --------      --------
Net cash used in investing activities                                              (13,090)       (8,412)
                                                                                  --------      --------

Cash flows from financing activities:
   Proceeds from working capital credit line                                            --       149,500
   Repayments of working capital credit line                                            --      (149,500)
   Net repayments for long-term debt                                                   (28)          (24)
   Repayments for capital lease obligations                                           (463)         (106)
   Proceeds from exercise of stock options                                           5,773         5,503
   Excess tax benefits from share-based compensation                                 6,136         2,724
                                                                                  --------      --------
Net cash provided by financing activities                                           11,418         8,097
                                                                                  --------      --------
Effect of exchange rate changes on cash and cash equivalents                         1,979         3,339
                                                                                  --------      --------
Increase in cash and cash equivalents                                               62,600        77,115
Cash and cash equivalents at beginning of year                                     273,735       103,785
                                                                                  --------      --------
Cash and cash equivalents at end of period                                        $336,335      $180,900
                                                                                  ========      ========

Supplemental cash flow information:
   Cash paid for:
     Interest                                                                     $    921      $    927
     Income taxes                                                                 $ 33,875      $ 13,989
   Non-cash financing activities:
     Assets acquired under capital lease obligations                              $    286      $    209
     Note receivable from sale of subsidiary                                      $     --      $    246

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(In thousands)(Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 Accumulated
                                                                                   other
                                                           Common   Capital    comprehensive    Retained   Treasury   Comprehensive
                                                  Total     stock   surplus   income (loss)(1)  earnings     stock        income
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2006                        $615,436    $666    $324,899     $ (5,370)      $313,170   $(17,929)
 Net income                                       23,874      --          --           --         23,874         --      $23,874
 Foreign currency translation
  adjustments                                      6,082      --          --        6,082             --         --        6,082
                                                                                                                         -------
 Comprehensive income                                                                                                    $29,956
                                                                                                                         =======
 Issuance of treasury stock
  for restricted stock units (2)                      --      --        (551)          --             --        551
 Treasury stock, at cost (3)                      (1,587)     --          --           --             --     (1,587)
 Common stock issued under
  stock option plans, net (4)                     10,070       4       9,039           --             --      1,027
 Value of issued restricted stock units            1,091      --       1,091           --             --         --
 Share-based compensation expense                  3,808      --       3,808           --             --         --
                                                --------    ----    --------     --------       --------   --------
Balance, June 30, 2006                          $658,774    $670    $338,286     $    712       $337,044   $(17,938)
                                                ========    ====    ========     ========       ========   ========

Balance, January 1, 2007                        $710,309    $672    $354,906     $(28,189)      $399,804   $(16,884)
 Net income                                       38,142      --          --           --         38,142         --      $38,142
 Foreign currency translation                      4,518      --          --        4,518             --         --        4,518
  adjustments
 Amortization of unrecognized pension losses,
  net of tax benefit of $0.4 million                 964      --          --          964             --         --          964
                                                                                                                         -------
 Comprehensive income                                                                                                    $43,624
                                                                                                                         =======
 Effect of adopting FIN 48                          (305)     --          --           --           (305)        --
 Issuance of treasury stock
  for restricted stock units (2)                      --      --        (261)          --             --        261
 Treasury stock, at cost (3)                        (911)     --          --           --             --       (911)
 Common stock issued under
  stock option plans, net (4)                     13,422       4      12,026           --             --      1,392
 Share-based compensation expense                  4,430      --       4,430           --             --         --
                                                --------    ----    --------     --------       --------   --------
Balance, June 30, 2007                          $770,569    $676    $371,101     $(22,707)      $437,641   $(16,142)
                                                ========    ====    ========     ========       ========   ========



(1) Represents cumulative foreign currency translation adjustments and minimum pension liability adjustments.
(2) Represents common stock transferred at cost from treasury stock upon the vesting of restricted stock units.
(3) Represents value of shares of common stock withheld by EMCOR for income tax withholding requirements upon the vesting of restricted stock units.
(4) Includes the tax benefit related to our share-based compensation plans of $7.6 million and $4.6 million for the six months ended June 30, 2007 and June 30, 2006, respectively.

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE A Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. References to the "Company," "EMCOR," "we," "us," "our" and words of similar import refer to EMCOR Group, Inc. and our consolidated subsidiaries unless the context indicates otherwise. Readers of this report should refer to the consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

In the opinion of EMCOR, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly the financial position of EMCOR and the results of our operations. The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

On July 9, 2007, we effected a 2-for-1 stock split in the form of a stock distribution of one common share for each common share owned on the record date of June 20, 2007. The capital stock accounts, all share data and earnings per share data give effect to the stock split, applied retroactively, to all periods presented.

The results of operations for the 2006 period presented reflect discontinued operations accounting due to the sale of a subsidiary in January 2006.

Certain reclassifications of prior year amounts have been made to conform to current year presentation.

NOTE B Discontinued Operation

On January 31, 2006, we sold a subsidiary that had been part of our United States mechanical construction and facilities services segment. Results of operations for the six months ended June 30, 2006 presented in our Condensed Consolidated Financial Statements reflect discontinued operations accounting. Included in the results of the discontinued operation for the six months ended June 30, 2006 was a loss of $0.6 million (net of income taxes) by reason of the sale of the subsidiary. An aggregate of $1.2 million in cash and notes was received as consideration for this sale. The notes have been paid in full. The components of the results of operations for the discontinued operation are not presented, as they are not material to the consolidated results of operations for the six months ended June 30, 2006.

NOTE C Earnings Per Share

Calculation of Basic and Diluted Earnings per share

The following tables summarize our calculation of Basic and Diluted Earnings per Share ("EPS") for the three and six month periods ended June 30, 2007 and 2006:

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE C Earnings Per Share - (continued)

                                                                                                 Three Months Ended
                                                                                                      June 30,
                                                                                             --------------------------
                                                                                                 2007           2006
                                                                                             -----------    -----------
Numerator:
Net income available to common stockholders                                                  $26,150,000    $16,861,000
                                                                                             ===========    ===========

Denominator:
Weighted average shares outstanding used to compute basic earnings per share                  64,195,339     63,143,472
Effect of diluted securities - Share-based awards                                              2,459,335      2,278,292
                                                                                             -----------    -----------
Shares used to compute diluted earnings per share                                             66,654,674     65,421,764
                                                                                             ===========    ===========

Basic earnings per share                                                                     $      0.41    $      0.27
                                                                                             ===========    ===========

Diluted earnings per share                                                                   $      0.39    $      0.26
                                                                                             ===========    ===========

                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                             --------------------------
                                                                                                2007            2006
                                                                                             ------------  ------------
Numerator:
Income before discontinued operation                                                         $38,142,000    $24,494,000
Loss from discontinued operation                                                                      --       (620,000)
                                                                                             -----------    -----------
Net income available to common stockholders                                                  $38,142,000    $23,874,000
                                                                                             ===========    ===========

Denominator:
Weighted average shares outstanding used to compute basic earnings per share                  64,013,213     62,888,528
Effect of diluted securities - Share-based awards                                              2,456,941      2,099,580
                                                                                             -----------    -----------
Shares used to compute diluted earnings per share                                             66,470,154     64,988,108
                                                                                             ===========    ===========

Basic earnings (loss) per share:
   Continuing operations                                                                     $      0.60    $      0.39
   Discontinued operation                                                                             --          (0.01)
                                                                                             -----------    -----------
   Total                                                                                     $      0.60    $      0.38
                                                                                             ===========    ===========

Diluted earnings (loss) per share:
   Continuing operations                                                                     $      0.57    $      0.38
   Discontinued operation                                                                             --          (0.01)
                                                                                             -----------    -----------
   Total                                                                                     $      0.57    $      0.37
                                                                                             ===========    ===========

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE C Earnings Per Share - (continued)

There were 120,000 anti-dilutive stock options that were required to be excluded from the calculation of diluted EPS for the three and six month periods ended June 30, 2007, respectively. There were zero anti-dilutive stock options that were required to be excluded from the calculation of diluted EPS for the three and six month periods ended June 30, 2006, respectively.

NOTE D Common Stock

On July 9, 2007, we effected a 2-for-1 stock split in the form of a stock distribution of one common share for each common share owned, payable to shareholders of record on June 20, 2007. As of June 30, 2007 and December 31, 2006, 64,405,640 and 63,655,980 shares of our common stock were outstanding, respectively.

For the three months ended June 30, 2007 and 2006, 635,944 and 344,276 shares of common stock were issued upon the exercise of stock options, respectively. For the six months ended June 30, 2007 and 2006, 779,256 and 966,276 shares of common stock were issued upon the exercise of stock options, the satisfaction of required conditions in our share-based compensation plans and the grants of direct stock, respectively.

NOTE E Segment Information

We have the following reportable segments which provide services associated with the design, integration, installation, start-up, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; central plant heating and cooling; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; water and wastewater treatment); (c) United States facilities services; (d) Canada construction and facilities services; (e) United Kingdom construction and facilities services; and (f) Other international construction and facilities services. The segment "United States facilities services" principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers' facilities (mobile maintenance and services; site-based operations and maintenance services; facilities management; installation and support for building systems; technical consulting and diagnostic services; small modification and retrofit projects; and program development, management and maintenance for energy systems), which services are not related to customers' construction programs. The Canada, United Kingdom and Other international segments perform electrical construction, mechanical construction and facilities services. "Other international construction and facilities services" represents our operations outside of the United States, Canada and the United Kingdom (currently only in the Middle East). The following tables present information about industry segments and geographic areas (in thousands):

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE E Segment Information - (continued)

                                                                                  For the three months ended June 30,
                                                                                  -----------------------------------
                                                                                     2007                     2006
                                                                                  ----------               ----------
Revenues from unrelated entities:
 United States electrical construction and facilities services                    $  342,431               $  307,499
 United States mechanical construction and facilities services                       561,583                  418,770
 United States facilities services                                                   259,254                  229,970
                                                                                  ----------               ----------
 Total United States operations                                                    1,163,268                  956,239
 Canada construction and facilities services                                          74,126                   86,902
 United Kingdom construction and facilities services                                 168,838                  177,282
 Other international construction and facilities services                                 --                       --
                                                                                  ----------               ----------
 Total worldwide operations                                                       $1,406,232               $1,220,423
                                                                                  ==========               ==========

                                                                                  For the three months ended June 30,
                                                                                  -----------------------------------
                                                                                     2007                     2006
                                                                                  ----------               ----------
Total revenues:
 United States electrical construction and facilities services                    $  343,825               $  308,228
 United States mechanical construction and facilities services                       562,556                  422,645
 United States facilities services                                                   260,084                  231,378
 Less intersegment revenues                                                           (3,197)                  (6,012)
                                                                                  ----------               ----------
 Total United States operations                                                    1,163,268                  956,239
 Canada construction and facilities services                                          74,126                   86,902
 United Kingdom construction and facilities services                                 168,838                  177,282
 Other international construction and facilities services                                 --                       --
                                                                                  ----------               ----------
 Total worldwide operations                                                       $1,406,232               $1,220,423
                                                                                  ==========               ==========

                                                                                   For the six months ended June 30,
                                                                                  -----------------------------------
                                                                                     2007                     2006
                                                                                  ----------               ----------
Revenues from unrelated entities:
 United States electrical construction and facilities services                    $  657,403               $  617,718
 United States mechanical construction and facilities services                     1,080,348                  799,073
 United States facilities services                                                   507,141                  445,403
                                                                                  ----------               ----------
 Total United States operations                                                    2,244,892                1,862,194
 Canada construction and facilities services                                         133,451                  169,547
 United Kingdom construction and facilities services                                 346,236                  339,759
 Other international construction and facilities services                                 --                       --
                                                                                  ----------               ----------
 Total worldwide operations                                                       $2,724,579               $2,371,500
                                                                                  ==========               ==========

                                                                                   For the six months ended June 30,
                                                                                  -----------------------------------
                                                                                     2007                     2006
                                                                                  ----------               ----------
Total revenues:
 United States electrical construction and facilities services                    $  661,025               $  620,373
 United States mechanical construction and facilities services                     1,082,062                  806,092
 United States facilities services                                                   509,036                  447,563
 Less intersegment revenues                                                           (7,231)                 (11,834)
                                                                                  ----------               ----------
 Total United States operations                                                    2,244,892                1,862,194
 Canada construction and facilities services                                         133,451                  169,547
 United Kingdom construction and facilities services                                 346,236                  339,759
 Other international construction and facilities services                                 --                       --
                                                                                  ----------               ----------
 Total worldwide operations                                                       $2,724,579               $2,371,500
                                                                                  ==========               ==========

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE E Segment Information - (continued)

                                                                                  For the three months ended June 30,
                                                                                  -----------------------------------
                                                                                    2007                       2006
                                                                                  --------                   --------
Operating income (loss):
 United States electrical construction and facilities services                    $ 21,179                   $ 11,063
 United States mechanical construction and facilities services                      28,475                     11,011
 United States facilities services                                                  12,565                     10,134
                                                                                  --------                   --------
 Total United States operations                                                     62,219                     32,208
 Canada construction and facilities services                                           807                      2,035
 United Kingdom construction and facilities services                                (2,178)                     3,694
 Other international construction and facilities services                             (162)                       (41)
 Corporate administration                                                          (16,530)                   (12,562)
                                                                                  --------                   --------
 Total worldwide operations                                                         44,156                     25,334

Other corporate items:
 Interest expense                                                                     (551)                      (642)
 Interest income                                                                     3,328                      1,132
 Minority interest                                                                  (2,060)                      (672)
                                                                                  --------                   --------
 Income before income taxes                                                       $ 44,873                   $ 25,152
                                                                                  ========                   ========

                                                                                   For the six months ended June 30,
                                                                                  -----------------------------------
                                                                                    2007                       2006
                                                                                  --------                   --------
Operating income (loss):
 United States electrical construction and facilities services                    $ 32,106                   $ 19,437
 United States mechanical construction and facilities services                      41,827                     18,436
 United States facilities services                                                  21,776                     14,964
                                                                                  --------                   --------
 Total United States operations                                                     95,709                     52,837
 Canada construction and facilities services                                          (392)                     2,844
 United Kingdom construction and facilities services                                (1,751)                     5,381
 Other international construction and facilities services                             (278)                       732
 Corporate administration                                                          (30,108)                   (24,133)
 Restructuring expenses                                                                (93)                        --
                                                                                  --------                   --------
 Total worldwide operations                                                         63,087                     37,661

Other corporate items:
 Interest expense                                                                   (1,088)                    (1,341)
 Interest income                                                                     6,577                      2,069
 Minority interest                                                                  (3,252)                      (928)
                                                                                  --------                   --------
 Income from continuing operations before income taxes                            $ 65,324                   $ 37,461
                                                                                  ========                   ========

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE E Segment Information - (continued)

                                                                                   June 30,          December 31,
                                                                                     2007                2006
                                                                                  ----------         -----------
Total assets:
 United States electrical construction and facilities services                    $  367,620          $  363,656
 United States mechanical construction and facilities services                       802,517             748,044
 United States facilities services                                                   380,595             366,070
                                                                                  ----------          ----------
 Total United States operations                                                    1,550,732           1,477,770
 Canada construction and facilities services                                         104,041              87,753
 United Kingdom construction and facilities services                                 283,850             255,057
 Other international construction and facilities services                                427                 590
 Corporate administration                                                            337,383             267,853
                                                                                  ----------          ----------
 Total worldwide operations                                                       $2,276,433          $2,089,023
                                                                                  ==========          ==========

Included in the operating loss of $0.4 million for the Canada construction and facilities services segment for the six months ended June 30, 2007 was a gain on the sale of property of $1.4 million.

NOTE F Retirement Plans

Our United Kingdom subsidiary has a defined benefit pension plan covering all eligible employees (the "UK Plan"); however, no individuals joining that company after October 31, 2001 may participate in the plan.

Components of Net Periodic Pension Benefit Cost

The components of net periodic pension benefit cost of the UK Plan for three and six months ended June 30, 2007 and 2006 were as follows (in thousands):

                                                        For the three months ended June 30,     For the six months ended June 30,
                                                        -----------------------------------     ---------------------------------
                                                             2007                2006                2007              2006
                                                            -------             -------             -------           -------

Service cost                                                $ 1,644             $ 1,062             $ 3,262           $ 2,080
Interest cost                                                 3,413               2,598               6,772             5,091
Expected return on plan assets                               (3,427)             (2,770)             (6,800)           (5,427)
Amortization of prior service cost and actuarial loss            --                  18                  --                36
Amortization of unrecognized loss                               681                 415               1,351               813
                                                            -------             -------             -------           -------
Net periodic pension benefit cost                           $ 2,311             $ 1,323             $ 4,585           $ 2,593
                                                            =======             =======             =======           =======

Employer Contributions

For the six months ended June 30, 2007, our United Kingdom subsidiary contributed $4.4 million to its defined benefit pension plan and anticipates contributing an additional $5.0 million during the remainder of 2007.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE G Income Taxes

For the three months ended June 30, 2007 and 2006, our income tax provision was $18.7 million and $8.3 million, respectively. For the six months ended June 30, 2007 and 2006, our income tax provision was $27.2 million and $13.0 million, respectively. The income tax provisions were recorded based on forecasted effective income tax rates of 41% and 38%, before certain adjustments, for the 2007 and 2006 periods, respectively. The increase in our forecasted effective income tax rates for the 2007 periods compared to the 2006 periods was primarily related to the full utilization during 2006 of net operating losses of our United Kingdom construction and facilities services segment. As we had recorded a full valuation allowance related to these net operating losses, the utilization of these net operating losses during the 2006 period resulted in an income tax benefit for that segment. The actual effective income tax rate was greater than our forecasted effective income tax rate by approximately 1% in 2007 due to an increase in the liability for unrecognized income tax benefits, including penalties and interest, to a total of 42% of income before income taxes for both the three and six months ended June 30, 2007. The 38% forecasted effective income tax rate was reduced by 5% and 3% for the three and six months ended June 30, 2006, respectively, related to the deductibility of certain compensation arrangements for income tax purposes.

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", an interpretation of FASB Statement No. 109, "Accounting for Income Taxes" ("FIN 48"). As a result of the adoption of FIN 48 and recognition of the cumulative effect of adoption of a new accounting principle, we recorded a $0.3 million increase in the liability for unrecognized income tax benefits, with an offsetting reduction in retained earnings. As of June 30, 2007, the total liability for unrecognized income tax benefits was $6.4 million, the reversal of which would reduce the effective income tax rate if and when recognized.

We recognized interest and penalties related to uncertain tax positions in the income tax provision. As of June 30, 2007, we had approximately $0.5 million of accrued interest related to uncertain tax positions included in the liability on the Condensed Consolidated Balance Sheet, of which less than $0.2 million and $0.3 million were recorded during the three and six months ended June 30, 2007, respectively.

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

NOTE H Acquisitions

As of June 30, 2007, the purchase price accounting for our acquisition of a United States mechanical construction company in October 2006 was revised. As a result, intangible assets ascribed to goodwill, backlog, customer relationships and a non-competition agreement, were adjusted.

NOTE I New Accounting Pronouncements

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

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE I New Accounting Pronouncements - (continued)

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("Statement 157"). Statement 157 provides guidance for using fair value to measure assets and liabilities. The statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances. Statement 157 is effective for our financial statements beginning with the first quarter of 2008. Early adoption is permitted. We have not determined the effect, if any, that the adoption of Statement 157 will have on our financial position and results of operations.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("Statement 159"). Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Statement 159 is effective for our financial statements beginning with the first quarter of 2008. We have not determined the effect, if any, that the adoption of Statement 159 will have on our financial position and results of operations.

NOTE J Legal Proceedings

See Part II - Other Information, Item 1. Legal Proceedings.

NOTE K Subsequent Events

On July 13, 2007 and July 20, 2007, we purchased three companies for an aggregate purchase price of approximately $33.5 million in cash. Each of the three companies performs both mechanical construction and facilities services, two of which will be included in our United States facilities services reporting segment, and the other will be included in our United States mechanical construction and facilities services reporting segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We are one of the largest mechanical and electrical construction and facilities services firms in the United States, Canada, the United Kingdom and in the world. We provide services to a broad range of commercial, industrial, utility and institutional customers through approximately 70 principal operating subsidiaries and joint venture entities. Our offices are located in the United States, Canada and the United Kingdom. In the United Arab Emirates, we carry on business through joint ventures.

Overview

On July 9, 2007, we effected a 2-for-1 stock split in the form of a stock distribution of one common share for each common share owned on the record date of June 20, 2007. The earnings per share data give effect to the stock split, applied retroactively, to all periods presented.

The following table presents selected financial data for the three months ended June 30, 2007 and 2006 (in millions, except percentages and earnings per share):

                                             For the three months ended June 30,
                                             -----------------------------------
                                                    2007                 2006
                                                 ---------            ---------
Revenues                                         $ 1,406.2            $ 1,220.4
  Revenues increase from prior year                   15.2%                 4.4%
Operating income                                 $    44.2            $    25.3
  Operating income as a percentage of revenues         3.1%                 2.1%
Net income                                       $    26.2            $    16.9
Diluted earnings per share                       $    0.39            $    0.26

We benefited from a continued strong United States non-residential construction market in the second quarter of 2007. We have reported our best ever revenues, net income and diluted earnings per share for a second quarter of a fiscal year. Revenues, net income and diluted earnings per share for the three months ended June 30, 2007 increased, compared to the comparable 2006 period, principally due to: (a) increased availability in the United States of commercial, hospitality and high-tech construction projects as capital spending in these market sectors has continued to grow; (b) the addition of revenues and operating income from a United States mechanical construction company we acquired in October 2006; and
(c) increased awards to us of United States site-based commercial and government facilities services contracts due to (i) our more active pursuit of opportunities in these sectors and (ii) growth in outsourcing of facilities services in the private and public sectors. In addition, demand for mobile services in our United States facilities services segment remained strong during the second quarter of 2007 and increased compared to the second quarter of 2006.

Gross profit as a percentage of revenues was 12.1% for the three months ended June 30, 2007 compared to 10.9% for the three months ended June 30, 2006. This reflects the continuing trend in our construction project and service contract base toward higher margin work that is typically associated with the types of projects referred to in the immediately preceding paragraph. Selling, general and administrative expenses increased $17.1 million for the three months ended June 30, 2007, compared to the comparable 2006 period, primarily due to an increase in incentive-based compensation as a result of improved profits in 2007 compared to 2006 and the addition of a United States mechanical construction company we acquired in October 2006. The increased selling, general and administrative expenses were partially offset by a reduction in some staff and facilities, particularly those associated with our United States facilities services segment (as a result of restructuring activities during 2006), and our ability to increase revenues without having to substantially increase overhead costs. Selling, general and administrative expenses as a percentage of revenues were 8.9% for each of the three month periods ended June 30, 2007 and 2006.

Our cash and cash equivalents increased $62.6 million for the six months ended June 30, 2007, compared to an increase of $77.1 million for the six months ended June 30, 2006. The increases in cash were primarily due to cash flows provided by operating activities of $62.3 million for the six months ended June 30, 2007 compared to $74.1 million for the six months ended June 30, 2006. This decrease in cash flows provided by operating activities was primarily a result of an increase in accounts receivable related to the growth in our revenues, particularly during the current quarter. Our reported net interest income for the six months ended June 30, 2007 was $5.5 million, a $4.8 million improvement over the six months ended June 30, 2006 net interest income of $0.7 million. This increase in interest income was primarily due to more cash available to invest, as well as an increase in interest rates.

In January 2006, we sold a subsidiary that had been part of our United States mechanical construction and facilities services segment. Consequently, results of operations for the first six months of 2006 reflect a loss from discontinued operation of $0.6 million (net of income taxes) by reason of the sale of that subsidiary.

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

Revenues

The following table presents our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

                                                                                For the three months ended June 30,
                                                                         ------------------------------------------------
                                                                                          % of                      % of
                                                                            2007          Total        2006         Total
                                                                         ----------       -----     ----------      -----
Revenues:
   United States electrical construction and facilities services         $  342,431        24%      $  307,499       25%
   United States mechanical construction and facilities services            561,583        40%         418,770       34%
   United States facilities services                                        259,254        18%         229,970       19%
                                                                         ----------                 ----------
   Total United States operations                                         1,163,268        83%         956,239       78%
   Canada construction and facilities services                               74,126         5%          86,902        7%
   United Kingdom construction and facilities services                      168,838        12%         177,282       15%
   Other international construction and facilities services                      --        --               --       --
                                                                         ----------                 ----------
   Total worldwide operations                                            $1,406,232       100%      $1,220,423      100%
                                                                         ==========                 ==========

                                                                                   For the six months ended June 30,
                                                                         ------------------------------------------------
                                                                                          % of                       % of
                                                                            2007          Total        2006         Total
                                                                         ----------       -----     ----------      -----
Revenues:
   United States electrical construction and facilities services         $  657,403        24%      $  617,718       26%
   United States mechanical construction and facilities services          1,080,348        40%         799,073       34%
   United States facilities services                                        507,141        19%         445,403       19%
                                                                         ----------                 ----------
   Total United States operations                                         2,244,892        82%       1,862,194       79%
   Canada construction and facilities services                              133,451         5%         169,547        7%
   United Kingdom construction and facilities services                      346,236        13%         339,759       14%
   Other international construction and facilities services                      --        --               --       --
                                                                         ----------                 ----------
   Total worldwide operations                                            $2,724,579       100%      $2,371,500      100%
                                                                         ==========                 ==========

As described below in more detail, our revenues for the three months ended June 30, 2007 increased to $1.41 billion compared to $1.22 billion for the three months ended June 30, 2006. Revenues for the six months ended June 30, 2007 increased to $2.72 billion compared to $2.37 billion for the six months ended June 30, 2006. The increase in 2007 revenues was principally due to: (a) increased availability in the United States of commercial, hospitality and high-tech construction projects as capital spending in these market sectors has continued to grow; (b) our acquisition of a United States mechanical construction company in October 2006; and (c) increased awards to us of United States site-based commercial and government facilities services contracts as a result of (i) our more active pursuit of opportunities in these sectors and (ii) growth in the outsourcing of facilities services in the private and public sectors. Revenues from our Canada construction and facilities services segment decreased during the six months ended June 30, 2007 compared to the same period in 2006, primarily due to our inability to secure certain oil and gas construction contracts in Western Canada on contract terms acceptable to us and the delay of commencement of work on various large projects until later in 2007 and 2008.

Our backlog at June 30, 2007 was $4.26 billion compared to $3.22 billion at June 30, 2006. Our backlog was $3.50 billion at December 31, 2006. These increases in backlog at June 30, 2007, compared to backlog at June 30, 2006 and December 31, 2006, were primarily at the United States reporting segments and were due to increased availability of commercial, hospitality and high-tech construction projects and site-based facilities services commercial and government work as a result of increased capital spending in these market sectors and increased awards due to our more active pursuit of opportunities in these and other market sectors. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of facilities services contracts. However, if the remaining term of a facilities services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only 12 months of revenues.

Revenues of our United States electrical construction and facilities services segment for the three months ended June 30, 2007 increased $34.9 million compared to the three months ended June 30, 2006. Revenues for the six months ended June 30, 2007 increased $39.7 million compared to the six months ended June 30, 2006. The revenues increase was generally due to increased commercial projects as a result of the strong commercial construction market.

Revenues of our United States mechanical construction and facilities services segment for the three months ended June 30, 2007 increased $142.8 million compared to the three months ended June 30, 2006. Revenues for the six months ended June 30, 2007 increased $281.3 million compared to the six months ended June 30, 2006. The revenues increase was primarily attributable to increased availability of commercial, hospitality and high-tech construction projects and the addition of $45.4 million and $82.0 million of revenues for the three and six months ended June 30, 2007, respectively, from a United States mechanical construction company we acquired in October 2006.

Our United States facilities services revenues increased $29.3 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Revenues increased $61.7 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. These increases in revenues were primarily attributable to increased awards to us of site-based commercial and government facilities services contracts as a result of our more active pursuit of opportunities in these sectors and increased availability of small project and other services performed by our mobile services group in this segment.

Revenues of our Canada construction and facilities services segment decreased by $12.8 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Revenues decreased $36.1 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The decrease in revenues for the three months ended June 30, 2007 compared to the same period in 2006 was primarily related to a decrease in the number of industrial outage projects available for bid. The decrease in revenues for the six months ended June 30, 2007 compared to the same period in 2006 was primarily due to our inability to secure certain oil and gas construction contracts in Western Canada on contract terms acceptable to us, the delay of commencement of work on various large projects until later in 2007 and 2008, and a decrease in the number of industrial outage and other projects available for bid during the three and six months ended June 30, 2007.

United Kingdom construction and facilities services revenues decreased $8.4 million for the three months ended June 30, 2007, compared to the three months ended June 30, 2006, principally due to less rail project work performed as certain of our rail contracts are nearing completion, partially offset by an $11.2 million increase relating to the rate of exchange for British pounds to United States dollars as a result of the strengthening of the British pound. Revenues increased $6.5 million for the six months ended June 30, 2007, compared to the six months ended June 30, 2006, principally due to a $29.3 million increase relating to the rate of exchange for British pounds to the United States dollars as a result of the strengthening of the British pound.

Other international construction and facilities services activities consist of operations in the Middle East. All of the current projects in this market are being performed by joint ventures. The results of these joint venture operations were accounted for under the equity method.

Cost of sales and Gross profit

The following table presents our cost of sales, gross profit, and gross profit as a percentage of revenues (in thousands, except for percentages):

                                                For the three months ended June 30,    For the six months ended June 30,
                                                -----------------------------------    ---------------------------------
                                                       2007             2006                  2007           2006
                                                    ----------       ----------            ----------     ----------
Cost of sales                                       $1,236,756       $1,086,895            $2,422,880     $2,123,139
Gross profit                                           169,476          133,528               301,699        248,361
Gross profit, as a percentage of revenues                 12.1%            10.9%                 11.1%          10.5%

Our gross profit (revenues less cost of sales) increased $35.9 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Gross profit increased $53.3 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Gross profit as a percentage of revenues was 12.1% and 10.9% for the three months ended June 30, 2007 and 2006, respectively. Gross profit as a percentage of revenues was 11.1% and 10.5% for the six months ended June 30, 2007 and 2006, respectively. The increase in gross profit for the 2007 periods compared to the 2006 periods was primarily attributable to increased United States commercial, hospitality and high-tech construction projects, the addition of a United States mechanical construction company we acquired in October 2006, increased awards to us of United States site-based commercial and government facilities services contracts and increased availability of small project and other services by the mobile services group within this segment. The increase in gross profit as a percentage of revenues primarily reflected the continuing trend in our construction project and service contract base toward higher margin work that is typically associated with the types of projects referred to in this paragraph.

Selling, general and administrative expenses

The following table presents our selling, general and administrative expenses, and selling, general and administrative expenses as a percentage of revenues (in thousands, except for percentages):

                                                   For the three months ended June 30,    For the six months ended June 30,
                                                   -----------------------------------    ---------------------------------
                                                        2007                 2006              2007               2006
                                                      --------             --------          --------           --------
Selling, general and administrative expenses          $125,320             $108,194          $238,519           $210,700
Selling, general and administrative expenses,
  as a percentage of revenues                              8.9%                 8.9%              8.8%               8.9%

Our selling, general and administrative expenses for the three months ended June 30, 2007 increased $17.1 million to $125.3 million compared to $108.2 million for the three months ended June 30, 2006. Selling, general and administrative expenses as a percentage of revenues were 8.9% for each of the three month periods ended June 30, 2007 and June 30, 2006. Selling, general and administrative expenses as a percentage of revenues were 8.8% for the six months ended June 30, 2007 compared to 8.9% for the six months ended June 30, 2006. For the three and six month periods ended June 30, 2007, compared to the three and six months ended June 30, 2006, selling, general and administrative expenses increased primarily due to an increase in incentive-based compensation as a result of improved profits and to deferred compensation plans for which liabilities fluctuate with changes in the market price of our common stock in 2007 compared to 2006, and the addition of a United States mechanical construction company we acquired in October 2006, partially offset by a reduction in some staff and facilities, particularly those associated with our United States facilities services segment (as a result of restructuring activities during 2006), and our ability to increase revenues without having to substantially increase overhead costs.

Restructuring expenses

Restructuring expenses, primarily related to employee severance obligations, were zero and $0.09 million for the three and six months ended June 30, 2007, respectively. As of June 30, 2007, we had no unpaid severance obligations. There were no restructuring expenses in the three and six months ended June 30, 2006.

Operating income

The following table presents our operating  income (loss),  and operating income
(loss) as a percentage of segment revenues from unrelated entities (in thousands, except for percentages):

                                                                                For the three months ended June 30,
                                                                           ----------------------------------------------
                                                                                        % of                      % of
                                                                                        Segment                   Segment
                                                                             2007      Revenues       2006       Revenues
                                                                           --------    --------    ---------     --------
Operating income (loss):
 United States electrical construction and facilities services             $ 21,179      6.2%       $ 11,063       3.6%
 United States mechanical construction and facilities services               28,475      5.1%         11,011       2.6%
 United States facilities services                                           12,565      4.8%         10,134       4.4%
                                                                           --------                 --------
 Total United States operations                                              62,219      5.3%         32,208       3.4%
 Canada construction and facilities services                                    807      1.1%          2,035       2.3%
 United Kingdom construction and facilities services                         (2,178)      --           3,694       2.1%
 Other international construction and facilities services                     ( 162)      --             (41)        --
 Corporate administration                                                   (16,530)      --         (12,562)        --
                                                                           --------                 --------
 Total worldwide operations                                                  44,156      3.1%         25,334       2.1%

Other corporate items:
 Interest expense                                                             ( 551)                    (642)
 Interest income                                                              3,328                    1,132
 Minority interest                                                           (2,060)                    (672)
                                                                           --------                 --------
Income before income taxes                                                 $ 44,873                 $ 25,152
                                                                           ========                 ========

                                                                                  For the six months ended June 30,
                                                                           ----------------------------------------------
                                                                                        % of                      % of
                                                                                        Segment                   Segment
                                                                             2007      Revenues       2006       Revenues
                                                                           --------    --------     --------     --------
Operating income (loss):
   United States electrical construction and facilities services           $ 32,106      4.9%       $ 19,437       3.1%
   United States mechanical construction and facilities services             41,827      3.9%         18,436       2.3%
   United States facilities services                                         21,776      4.3%         14,964       3.4%
                                                                           --------                 --------
   Total United States operations                                            95,709      4.3%         52,837       2.8%
   Canada construction and facilities services                                 (392)      --           2,844       1.7%
   United Kingdom construction and facilities services                       (1,751)      --           5,381       1.6%
   Other international construction and facilities services                    (278)      --             732        --
   Corporate administration                                                 (30,108)      --         (24,133)       --
   Restructuring expenses                                                       (93)      --              --        --
                                                                           --------                 --------
   Total worldwide operations                                                63,087      2.3%         37,661       1.6%

Other corporate items:
   Interest expense                                                          (1,088)                  (1,341)
   Interest income                                                            6,577                    2,069
   Minority interest                                                         (3,252)                    (928)
                                                                           --------                 --------
Income from continuing operations before income taxes                      $ 65,324                 $ 37,461
                                                                           ========                 ========

As described below in more detail, our operating income increased by $18.2 million for the three months ended June 30, 2007 to $44.2 million compared to operating income of $25.3 million for the three months ended June 30, 2006. Operating income increased by $25.4 million for the six months ended June 30, 2007 to $63.1 million compared to operating income of $37.7 million for the six months ended June 30, 2006.

United States electrical construction and facilities services operating income of $21.2 million for the three months ending June 30, 2007 increased $10.1 million compared to operating income of $11.1 million for the three months ended June 30, 2006. Operating income of $32.1 million for the six months ending June 30, 2007 increased $12.7 million compared to operating income of $19.4 million for the six months ended June 30, 2006. The increase in operating income in the 2007 three and six month periods was primarily the result of increased revenues from the strong commercial construction market and completion of certain high-tech projects during the first six months of 2007, in addition to higher margin work typically associated with commercial and high-tech construction projects. Selling, general and administrative expenses were flat for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006, principally due to our continued focus on overhead cost control that resulted in cost reductions at certain subsidiaries, which offset increases in staff salaries and incentive compensation.

United States mechanical construction and facilities services operating income for the three months ended June 30, 2007 was $28.5 million, a $17.5 million improvement compared to operating income of $11.0 million for the three months ended June 30, 2006. Operating income for the six months ended June 30, 2007 was $41.8 million, a $23.4 million improvement compared to operating income of $18.4 million for the six months ended June 30, 2006. These improvements were primarily due to increased hospitality, commercial and high-tech construction projects, the addition of a United States mechanical construction company we acquired in October 2006 and higher margin work typically associated with hospitality, commercial and high-tech construction projects. The increases in selling, general and administrative expenses were primarily related to the October 2006 acquisition, increases in incentive compensation and cost increases to support the increased revenues for the first half of 2007 compared to the first half of 2006.

United States facilities services operating income for the three months ended June 30, 2007 was $12.6 million compared to operating income of $10.1 million for the first quarter of 2006. Operating income for the six months ended June 30, 2007 was $21.8 million compared to operating income of $15.0 million for the first six months of 2006. The increase in operating income for the 2007 three and six month periods was primarily due to more efficient performance on certain site-based contracts, increased revenues from site-based commercial and government facilities services contracts, a continuing shift toward new site-based contracts with greater margins than some past contracts, increased income from small projects and other services by our mobile services group in this segment and the reduction in some staff and facilities during 2006 (which reductions did not occur primarily until the third and fourth quarters of 2006).

Our Canada construction and facilities services operating income was $0.8 million for the three months ended June 30, 2007, compared to an operating income of $2.0 million for the three months ended June 30, 2006. This segment's operating loss was $0.4 million for the six months ended June 30, 2007, compared to operating income of $2.8 million for the six months ended June 30, 2006. Included in the operating loss for the six months ended June 30, 2007 was a $1.4 million gain on sale of property. The decreased operating income for the 2007 three and six month periods compared to the same 2006 periods was primarily related to our inability to secure certain oil and gas construction contracts in Western Canada on contracts terms acceptable to us, the delay of commencement of work on various large projects until later in 2007 and 2008, and a decrease in the number of industrial outage and other projects available for bid during the 2007 periods, which reduction resulted in less gross profit than in the prior year periods.

Our United Kingdom construction and facilities services operating loss for the three months ended June 30, 2007 was $2.2 million compared to operating income of $3.7 million for the three months ended June 30, 2006. Operating loss for the six months ended June 30, 2007 was $1.8 million compared to operating income of $5.4 million for the six months ended June 30, 2006. The reduction in operating income in the 2007 three and six months periods compared to the same 2006 periods was primarily attributable to lower gross profit generated on rail projects and an increase in pension costs associated with the United Kingdom defined benefit pension plan, partially offset by improved operating income from other construction projects and facilities services work.

Other international construction and facilities services operating loss was $0.2 million for the three months ended June 30, 2007 compared to operating loss of $0.04 million for the three months ended June 30, 2006. Operating loss was $0.3 million for the six months ended June 30, 2007 compared to operating income of $0.7 million for the six months ended June 30, 2006.

Our corporate administration expenses for the three months ended June 30, 2007 were $16.5 million compared to $12.6 million for the three months ended June 30, 2006. Our corporate administration expenses for the six months ended June 30, 2007 were $30.1 million compared to $24.1 million for the six months ended June 30, 2006. The increase in expenses was primarily due to $2.4 million and $3.3 million of increased compensation awards based on achievement of earnings, and to deferred compensation plans for which the liabilities fluctuate with changes in the market price of our common stock for the three and six months ended June 30, 2007, respectively, compared to the same prior year periods. Additionally, compensation and related staffing expenses increased for the three and six months ended June 30, 2007 compared to the same prior year periods to support current and projected business growth.

Interest income for the three months ended June 30, 2007 was $3.3 million compared to $1.1 million for the three months ended June 30, 2006. Interest income for the six months ended June 30, 2007 was $6.6 million compared to $2.1 million for the six months ended June 30, 2006. The increases in interest income were primarily related to more cash available to invest, as well as an increase in interest rates, in the current year periods. Interest expense for the three months ended June 30, 2007 and 2006 was $0.6 million for each period. Interest expense for the six months ended June 30, 2007 and 2006 was $1.1 million and $1.3 million, respectively. The decrease in interest expense was primarily due to the absence of borrowings during the 2007 periods compared to modest borrowings during the same 2006 periods.

For the three months ended June 30, 2007 and 2006, our income tax provision was $18.7 million and $8.3 million, respectively. For the six months ended June 30, 2007 and 2006, our income tax provision was $27.2 million and $13.0 million, respectively. The income tax provisions were recorded based on forecasted effective income tax rates of 41% and 38%, before certain adjustments, for the 2007 and 2006 periods, respectively. The increase in our forecasted effective income tax rates for the 2007 periods compared to the 2006 periods was primarily related to the full utilization during 2006 of net operating losses of our United Kingdom construction and facilities services segment. As we had recorded a full valuation allowance related to these net operating losses, the utilization of these net operating losses during the 2006 period resulted in an income tax benefit for that segment. The actual effective income tax rate was greater than our forecasted effective income tax rate by approximately 1% in 2007 due to an increase in the liability for unrecognized income tax benefits, including penalties and interest, to a total of 42% of income before income taxes for both the three and six months ended June 30, 2007. The 38% forecasted effective income tax rate was reduced by 5% and 3% for the three and six months ended June 30, 2006, respectively, related to the deductibility of certain compensation arrangements for income tax purposes.

Liquidity and Capital Resources

The following table presents our net cash provided by (used in) operating activities, investing activities and financing activities and the effect of exchange rate changes on cash and cash equivalents (in thousands):

                                                                             For the six months ended June 30,
                                                                             ---------------------------------
                                                                                 2007                2006
                                                                               --------            --------
Net cash provided by operating activities                                      $ 62,293            $ 74,091
Net cash used in investing activities                                          $(13,090)           $ (8,412)
Net cash provided by financing activities                                      $ 11,418            $  8,097
Effect of exchange rate changes on cash and cash equivalents                   $  1,979            $  3,339

Our consolidated cash balance increased by approximately $62.6 million from $273.7 million at December 31, 2006 to $336.3 million at June 30, 2007. The decrease in net cash provided by operating activities for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was primarily due to an increase in accounts receivable related to the growth in our revenues, particularly during the current quarter. Net cash used in investing activities of $13.1 million in the six months ended June 30, 2007 increased $4.7 million compared to $8.4 million used in the six months ended June 30, 2006 and was primarily due to a $3.2 million increase in payments for acquisitions of businesses, intangible asset and related earn-out agreements, a $1.2 million increase in investment in and advances to unconsolidated entities and joint ventures and the absence of $1.2 million in proceeds from the sale of a discontinued operation recognized in the first six months of 2006, partially offset by a $2.1 million increase in proceeds from sale of property, plant and equipment. Net cash provided by financing activities of $11.4 million in the six months ended June 30, 2007 increased $3.3 million compared to $8.1 million in the six months ended June 30, 2006 and was primarily attributable to an increase in the excess tax benefits from share-based compensation of $3.4 million.

                                                                             Payments Due by Period
                                                                   -----------------------------------------
                                                                      Less
           Contractual                                                than        1-3        4-5      After
           Obligations                                    Total      1 year      years      years    5 years
-----------------------------------                     --------     ------      -----      -----    -------

Other long-term debt                                   $    0.3     $  0.1     $  0.2      $  --      $  --
Capital lease obligations                                   1.4        0.5        0.8        0.1         --
Operating leases                                          175.9       45.6       68.5       35.5       26.3
Open purchase obligations (1)                             895.2      721.3      167.4        6.5         --
Other long-term obligations (2)                           203.4       30.7      146.7       26.0         --
                                                       --------     ------     ------      -----      -----
Total Contractual Obligations                          $1,276.2     $798.2     $383.6      $68.1      $26.3
                                                       ========     ======     ======      =====      =====

                                                                   Amount of Commitment Expiration by Period
                                                                   -----------------------------------------
                                                                     Less
         Other Commercial                                Total       than        1-3        4-5       After
            Commitments                                Committed    1 year      years      years     5 years
-----------------------------------                    ---------   -------      -----      -----     -------

Revolving Credit Facility (3)                            $  --      $   --      $  --      $  --      $  --
Letters of credit                                         60.6          --       60.6         --         --
Guarantees                                                25.0          --         --         --       25.0
                                                         -----      ------      -----      -----      -----
Total Commercial Obligations                             $85.6      $   --      $60.6      $  --      $25.0
                                                         =====      ======      =====      =====      =====

(1) Represents open purchase orders for material and subcontracting costs related to construction and service contracts. These purchase orders are not reflected in EMCOR's condensed consolidated balance sheets and should not impact future cash flows, as amounts will be recovered through customer billings.
(2) Represents primarily insurance related liabilities, a pension plan liability and liabilities for unrecognized income tax benefits classified as other long-term liabilities in the condensed consolidated balance sheets. Cash payments for insurance related liabilities may be payable beyond three years, but it is not practical to estimate. We provide funding to our pension plans based on the minimun funding required by applicable regulations. In determining the minimum required funding, we utilize current actuarial assumptions and exchange rates to forecast estimates of amounts that may be payable for up to five years in the future. In our judgement, minimum funding estimates beyond a five year time horizon cannot be reliably estimated, and therefore, have not been included in the table. At our discretion, we may fund more than the minimum required funding.
(3) We classify these borrowings as short-term on our condensed consolidated balance sheets because of our intent and ability to repay the amounts on a short-term basis. As of June 30, 2007, there were no borrowings outstanding.

Our revolving credit agreement (the "Revolving Credit Facility") provides for a credit facility of $375.0 million. As of June 30, 2007 and December 31, 2006, we had approximately $60.6 million and $55.6 million of letters of credit outstanding, respectively, under the Revolving Credit Facility. There were no borrowings under the Revolving Credit Facility as of June 30, 2007 and December 31, 2006.

Our Canadian subsidiary, Comstock Canada Ltd., has a credit agreement with a bank providing for an overdraft facility of up to Cdn. $0.5 million. The facility is secured by a standby letter of credit and provides for interest at the bank's prime rate, which was 6.0% at June 30, 2007. There were no borrowings outstanding under this credit agreement at June 30, 2007 or 2006.

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

The terms of our construction contracts frequently require that we obtain from surety companies ("Surety Companies") and provide to our customers payment and performance bonds ("Surety Bonds") as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of June 30, 2007, based on our percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, had there been defaults on all our existing contractual obligations, would have been approximately $1.2 billion. The Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.

In recent years, there has been a reduction in the aggregate surety bond issuance capacity of Surety Companies due to industry consolidations and other factors. Consequently, the availability of Surety Bonds has become more limited and the terms upon which Surety Bonds are available have become more restrictive. We continually monitor our available limits of Surety Bonds and discuss with our current and other Surety Bond providers the appropriate amount of Surety Bonds that may be available based on our financial strength and the absence of any default by us on any Surety Bond we have previously obtained. However, if we experience changes in our bonding relationships or if there are further changes in the surety industry, we may need to seek to satisfy certain customer requests for Surety Bonds by posting other forms of collateral in lieu of Surety Bonds such as letters of credit or guarantees by EMCOR Group, Inc., by seeking to convince customers to forego the requirement for Surety Bonds, by increasing our activities in business segments that less frequently require Surety Bonds such as the facilities services segment and/or by refraining from bidding for certain projects that require large Surety Bonds. There can be no assurance that we will be able to effectuate alternatives to providing Surety Bonds to our customers or to obtain, on favorable terms, sufficient additional work that does not require Surety Bonds to replace projects requiring Surety Bonds that we may decline to pursue. Accordingly, if we were to experience a reduction in the availability of Surety Bonds, we could experience a material adverse effect on our financial position, results of operations and/or cash flow.

We do not have any other material financial guarantees or off-balance sheet arrangements other than those disclosed herein.

Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain the Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient to enable us to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash. We may also increase liquidity through an equity offering or issuance of other debt instruments. Short-term changes in macroeconomic trends may have an effect, positively or negatively, on liquidity. In addition to managing borrowings, our focus on the facilities services market is intended to provide an additional buffer against economic downturns inasmuch as the facilities services business is characterized by annual and multi-year contracts that provide a more predictable stream of cash flow than the construction business. Short-term liquidity is also impacted by the type and length of construction contracts in place. During economic downturns, such as the downturn that the engineering and construction industry experienced from 2001 through 2004, there were typically fewer small discretionary projects from the private sector, and companies like us aggressively bid larger long-term infrastructure and public sector contracts. Performance of long duration contracts typically requires working capital until initial billing milestones are achieved. While we strive to maintain a net over-billed position with our customers, there can be no assurance that a net over-billed position can be maintained; however, we have been successful during the 2006 and 2007 periods of strong demand for non-residential construction services to substantially increase our net over-billed position. Our net over-billings, defined as the balance sheet accounts "billings in excess of costs and estimated earnings on uncompleted contracts" less "cost and estimated earnings in excess of billings on uncompleted contracts", were $370.7 million and $264.2 million as of June 30, 2007 and December 31, 2006, respectively.

Long-term liquidity requirements can be expected to be met through cash generated from operating activities, our Revolving Credit Facility and, if required, the sale of various secured or unsecured debt and/or equity interests in the public and private markets. Based upon our current credit ratings and financial position, we can reasonably expect to be able to issue long-term debt instruments and/or equity. Over the long term, our primary revenue risk factor continues to be the level of demand for non-residential construction services, which is in turn influenced by macroeconomic trends including interest rates and governmental economic policy. In addition to the primary revenue risk factor, our ability to perform work at profitable levels is critical in meeting long-term liquidity requirements.

We believe that our current cash balances and our borrowing capacity available under our Revolving Credit Facility or other forms of financing available through debt or equity offerings, combined with cash expected to be generated from operations, will be sufficient to provide short-term and foreseeable long-term liquidity and meet expected capital expenditure requirements. However, we are a party to lawsuits and other proceedings in which other parties seek to recover from us amounts ranging from a few thousand dollars to over $75.0 million. If we were required to pay damages in one or more such proceedings, such payments could have a material adverse effect on our financial position, results of operations and/or cash flows.

Certain Insurance Matters

As of June 30, 2007 and December 31, 2006, we utilized approximately $58.6 million and $51.6 million, respectively, of letters of credit obtained under our revolving credit facility as collateral for our insurance obligations.

New Accounting Pronouncements

On January 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", an interpretation of FASB Statement No. 109, "Accounting for Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the adoption of FIN 48 and recognition of the cumulative effect of adoption of a new accounting principle, we recorded a $0.3 million increase in the liability for unrecognized income tax benefits, with an offsetting reduction in retained earnings. As of June 30, 2007, the total liability for unrecognized income tax benefits was $6.4 million, the reversal of which would reduce the effective income tax rate if and when recognized. We recognized interest and penalties related to uncertain tax positions in the income tax provision. As of June 30, 2007, we had approximately $0.5 million of accrued interest related to uncertain tax positions included in the liability on the Condensed Consolidated Balance Sheet, of which less than $0.2 million and $0.3 million were recorded during the three and six months ended June 30, 2007. It is possible that approximately $0.9 million of income tax liability related to uncertain intercompany transfer pricing items will become a recognized income tax benefit in the next twelve months due to the closing of open tax years. The tax years 2003 to 2006 remain open to examination by United States taxing jurisdictions, and the tax years 2000 to 2006 remain open to examination by foreign taxing jurisdictions.

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

Application of Critical Accounting Policies

The condensed consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are described in Note B - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of the annual report on Form 10-K for the year ended December 31, 2006. There was no initial adoption of any accounting policies during the three and six months ended June 30, 2007, except for the adoption of FIN 48. We believe that some of the more critical judgment areas in the application of accounting policies that affect our financial condition and results of operations are estimates and judgments pertaining to
(a) revenue recognition from (i) long-term construction contracts for which the percentage-of-completion method of accounting is used and (ii) services contracts, (b) collectibility or valuation of accounts receivable, (c) insurance liabilities, (d) income taxes and (e) intangible assets.

Revenue Recognition for Long-term Construction Contracts and Services Contracts

We believe our most critical accounting policy is revenue recognition from long-term construction contracts for which we use the percentage-of-completion method of accounting. Percentage-of-completion accounting is the prescribed method of accounting for long-term contracts in accordance with accounting principles generally accepted in the United States, Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts", and, accordingly, the method used for revenue recognition within our industry. Percentage-of-completion for each contract is measured principally by the ratio of costs incurred to date to perform each contract to the estimated total costs to perform such contract at completion. Certain of our electrical contracting business units measure percentage-of-completion by the percentage of labor costs incurred to date to perform each contract to the estimated total labor costs to fully perform such contract. Provisions for the entirety of estimated losses on uncompleted contracts are made in the period in which such losses are determined. Application of percentage-of-completion accounting results in the recognition of costs and estimated earnings in excess of billings on uncompleted contracts in our condensed consolidated balance sheets. Costs and estimated earnings in excess of billings on uncompleted contracts reflected in the condensed consolidated balance sheets arise when revenues have been recognized but the amounts cannot be billed under the terms of contracts. Such amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. Costs and estimated earnings in excess of billings on uncompleted contracts also include amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price or other customer-related causes of unanticipated additional contract costs. Such amounts are recorded at estimated net realizable value and take into account factors that may affect the ability to bill unbilled revenues and collect amounts after billing. Due to uncertainties inherent in estimates employed in applying percentage-of-completion accounting, estimates may be revised as project work progresses. Application of percentage-of-completion accounting requires that the impact of revised estimates be reported prospectively in the condensed consolidated financial statements. In addition to revenue recognition for long-term construction contracts, we recognize revenues from service contracts as such contracts are performed in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition, revised and updated" ("SAB 104"). There are two basic types of services contracts: (a) fixed price services contracts which are signed in advance for maintenance, repair and retrofit work over periods typically ranging from one to three years (pursuant to which our employees may be at a customer's site full time) and (b) services contracts which may or may not be signed in advance for similar maintenance, repair and retrofit work on an as needed basis (frequently referred to as time and material work). Fixed price facilities services contracts are generally performed over the contract period, and, accordingly, revenue is recognized on a pro-rata basis over the life of the contract. Revenues derived from other services contracts are recognized when the services are performed in accordance with SAB 104. Expenses related to all services contracts are recognized as incurred.

Accounts Receivable

We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of the past due balances. The provision for doubtful accounts during the three and six months ended June 30, 2007 reflects a reduction of $0.6 million and $0.3 million, respectively. For the three and the six months ended June 30, 2006, the provision for doubtful accounts was $1.4 million and $1.3 million, respectively. At June 30, 2007 and December 31, 2006, accounts receivable of $1,286.7 million and $1,184.4 million, respectively, included allowances of $23.1 million and $25.0 million, respectively. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to deterioration of its financial condition or its credit ratings. The allowance requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis and as additional information is received.

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

Income Taxes

We have net deferred tax assets primarily resulting from deductible temporary differences of $27.2 million and $28.2 million at June 30, 2007 and December 31, 2006, respectively, which will reduce our taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. As of June 30, 2007 and December 31, 2006, the total valuation allowance on gross deferred tax assets was approximately $13.5 million and $12.9 million, respectively.

Goodwill and Intangible Assets

As of June 30, 2007, we had goodwill and net identifiable intangible assets (primarily the market value of our backlog, customer relationships, non-competition agreements and trademarks and trade names) of $297.1 million and $27.7 million, respectively, primarily arising out of the acquisition of companies. As of June 30, 2007, the purchase price accounting for our acquisition of a United States mechanical construction company in October 2006 was revised. As a result, intangible assets ascribed to goodwill, backlog, customer relationships and a non-competition agreement, were adjusted. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies. FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142") requires goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead be tested at least annually for impairment (which we test each October 1), and be written down if impaired, rather than amortized as previous standards required. Furthermore, Statement 142 requires that identifiable intangible assets with finite lives be amortized over their useful lives. Changes in strategy and/or market conditions may result in adjustments to recorded intangible asset balances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have not used any material derivative financial instruments during the three and six months ended June 30, 2007 and 2006, including trading or speculation on changes in interest rates, or commodity prices of materials used in our business.

We are exposed to market risk for changes in interest rates for borrowings under the Revolving Credit Facility. Borrowings under that facility bear interest at variable rates, and the fair value of borrowings are not affected by changes in market interest rates. As of June 30, 2007, there were no borrowings outstanding under the facility. Had there been borrowings, they would bear interest at (1) a rate which is the prime commercial lending rate announced by Harris Nesbitt from time to time (8.25% at June 30, 2007) plus 0.0% to 0.5% based on certain financial tests or (2) United States dollar LIBOR (5.32% at June 30, 2007) plus 1.0% to 2.25% based on certain financial tests. The interest rates in effect at June 30, 2007 were 8.25% and 6.32% for the prime commercial lending rate and the United States dollar LIBOR, respectively. Letter of credit fees issued under this facility range from 1.0% to 2.25% of the respective face amounts of the letters of credit issued and are charged based on the type of letter of credit issued and certain financial tests. The Revolving Credit Facility expires in October 2010. There is no guarantee that we will be able to renew the facility at its expiration.

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

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. - OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

Our subsidiary, Forest Electric Corp. ("Forest"), was named as a co-defendant in two civil anti-trust actions, as most recently described in Item 3. Legal Proceedings of our Form 10-K for the year ended December 31, 2006. Forest has denied any allegations of wrongdoing in those actions. We concluded, however, that it is in our best interests to settle these matters without further litigation and without incurring additional legal costs or legal fees by payment of an amount in July 2007 which we believe may be less than the costs of continuing to litigate the matters. The recording of the settlement amount did not have a material impact on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The annual meeting of stockholders of EMCOR (the "Annual Meeting") was held on June 20, 2007.

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

Name                              Votes For                Votes Withheld
----------------------     ----------------------     ----------------------

Stephen W. Bershad                     27,683,367                  2,062,160
David A. B. Brown                      27,045,785                  2,699,742
Larry J. Bump                          28,364,598                  1,380,929
Albert Fried, Jr.                      27,649,710                  2,095,817
Richard F. Hamm, Jr.                   28,420,264                  1,325,263
Frank T. MacInnis                      27,634,805                  2,110,722
Michael T. Yonker                      28,326,511                  1,419,016

In addition, at the Annual Meeting, stockholders voted upon a proposal to approve adoption by the Board of Directors of the 2007 Incentive Plan, described in the proxy statement for the Annual Meeting. 24,266,353 shares voted in favor of approval, 2,436,678 voted against approval, and 1,340,238 shares abstained from voting thereon. There were no broker non-votes.

At the Annual Meeting, the stockholders also voted upon a proposal to ratify the appointment by the Audit Committee of the Company's Board of Directors of Ernst & Young LLP, independent auditors, as EMCOR's independent auditors for 2007; 28,707,154 shares voted in favor of ratification, 22,799 shares voted against ratification and 1,015,574 shares abstained from voting thereon. There were no broker non-votes.

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

3(a-1)         Restated Certificate of Incorporation of EMCOR filed         Exhibit 3(a-5) to Form 10
               December 15, 1994

3(a-2)         Amendment dated November 28, 1995 to the Restated            Exhibit 3(a-2) to EMCOR's Annual Report on
               Certificate of Incorporation of EMCOR                        Form 10-K for the year ended December 31,
                                                                            1995 ("1995 Form 10-K")

3(a-3)         Amendment dated February 12, 1998 to the Restated            Exhibit 3(a-3) to EMCOR's Annual Report on
               Certificate of Incorporation                                 Form 10-K for the year ended December 31,
                                                                            1997 ("1997 Form 10-K")

3(a-4)         Amendment dated January 27, 2006 to the Restated             Exhibit 3(a-4) to EMCOR's Annual Report on
               Certificate of Incorporation                                 Form 10-K for the year ended December 31,
                                                                            2005 ( "2005 Form 10-K")

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

10(c)          Form of Amendment to Severance Agreement between EMCOR       Exhibit 10(c) to EMCOR's Quarterly
               and each of Frank T. MacInnis, Sheldon I. Cammaker,          Report on Form 10-Q for the quarter
               Mark A. Pompa and R. Kevin Matz                              ended March 31, 2007 ("March 2007
                                                                            Form 10-Q")

10(d)          Letter Agreement dated October 12, 2004 between Anthony      Exhibit 10.1 to EMCOR's Report on
               Guzzi and EMCOR (the "Guzzi Letter Agreement")               Form 8-K (Date of Report October 12,
                                                                            2004)

10(e)          Form of Confidentiality Agreement                            Exhibit C to Guzzi Letter Agreement

10(f)          Form of Indemnification Agreement between EMCOR and          Exhibit F to Guzzi Letter Agreement
               each of its officers and directors

10(g-1)        Severance Agreement ("Guzzi Severance Agreement") dated      Exhibit D to the Guzzi Letter Agreement
               October 25, 2005 between Anthony Guzzi and EMCOR

10(g-2)        Amendment to Guzzi Severance Agreement                       Exhibit 10(g-2) to the March 2007
                                                                            Form 10-Q

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

10(h-3)        Amendment to Section 13 of the 1994 Option Plan              Exhibit (g-3) to 2001 Form 10-K

10(i-1)        1995 Non-Employee Directors' Non-Qualified Stock             Exhibit 10(p) to 2001 Form 10-K
               Option Plan ("1995 Option Plan")

10(i-2)        Amendment to Section 10 of the 1995 Option Plan              Exhibit (h-2) to 2001 Form 10-K

10(j-1)        1997 Non-Employee Directors' Non-Qualified Stock Option      Exhibit 10(k) to EMCOR's Annual Report on
               Plan ("1997 Option Plan")                                    Form 10-K for the year ended December 31,
                                                                            1999 ("1999 Form 10-K")

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

10(l-2)        Amendment dated as of May 4, 1999 to MacInnis                Exhibit 10(h) for the quarter ended
               Continuity Agreement                                         June 30, 1999 ("June 1999 Form 10-Q")

10(l-3)        Amendment dated as of March 1, 2007 to MacInnis              Exhibit 10(l-3) to the March 2007
               Continuity Agreement                                         Form 10-Q

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

10(m-2)        Amendment dated as of May 4, 1999 to Cammaker                Exhibit 10(i) to the June 1999 Form 10-Q
               Continuity Agreement

10(m-3)        Amendment dated as of March 1, 2007 to Cammaker              Exhibit 10(m-3) to the March 2007 Form
               Continuity Agreement                                         10-Q

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

10(n-4)        Amendment dated as of March 1, 2007 to Matz Continuity       Exhibit 10(n-4) to the March 2007 Form
               Agreement                                                    10-Q

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

10(o-2)        Amendment dated as of May 4, 1999 to Pompa Continuity        Exhibit 10(n) to the June 1999 Form 10-Q
               Agreement

10(o-3)        Amendment dated as of January 1, 2002 to Pompa               Exhibit 10(p-3) to the March 2002 10-Q
               Continuity Agreement

10(o-4)        Amendment dated as of March 1, 2007 to Pompa                 Exhibit 10(o-4) to the March 2007 Form
               Continuity Agreement                                         10-Q

10(p-1)        Change of Control Agreement dated as of October 25,          Exhibit E to Guzzi Letter Agreement
               2004 between Anthony Guzzi ("Guzzi") and EMCOR ("Guzzi
               Continuity Agreement")

10(p-2)        Amendment dated as of March 1, 2007 to Guzzi                 Exhibit 10(p-2) to the March 2007 Form
               Continuity Agreement                                         10-Q

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

10(s-2)        Amendment to Executive Stock Bonus Plan                      Exhibit 10(s-2) to the March 2007 Form
                                                                            10-Q

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

10(z)           Key Executive Incentive Bonus Plan                          Exhibit B to EMCOR's Proxy Statement
                                                                            for its annual meeting held June 16,
                                                                            2005 ("2005 Proxy Statement")

10(a)(a)        2005 Management Stock Incentive Plan                        Exhibit C to EMCOR's 2003 Proxy
                                                                            Statement

10(a)(a-1)      First Amendment to 2005 Management Stock Incentive          Exhibit 10(z) to 2006 Form 10-K
                Plan

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

10(g)(g)        Form of EMCOR Option Agreement for Directors granted        Exhibit 4.8 to 2004 Form S-8
                June 19, 2002, October 25, 2002 and February 27, 2003

10(h)(h)        Form of EMCOR Option Agreement for Executive Officers       Exhibit 10(g)(g) to 2005 Form 10-K
                and Guzzi dated January 3, 2005

10(i)(i)        2007 Incentive Plan                                         Exhibit B to EMCOR's Proxy Statement
                                                                            for its annual meeting held June 20,
                                                                            2007

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


11              Computation of Basic EPS and Diluted EPS for the            Note C of the Notes to the Condensed
                three and six months ended June 30, 2007 and 2006           Consolidated Financial Statements

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

---------------
*    Filed Herewith
**   Furnished Herewith

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: July 26, 2007
                                                EMCOR GROUP, INC.
                               -------------------------------------------------
                                                  (Registrant)



                            By:               /s/FRANK T. MACINNIS
                               -------------------------------------------------
                                                Frank T. MacInnis
                                            Chairman of the Board of
                                                  Directors and
                                             Chief Executive Officer
                                          (Principal Executive Officer)


                            By:                  /s/MARK A. POMPA
                               -------------------------------------------------
                                                   Mark A. Pompa
                                            Executive Vice President and
                                               Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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

Date:  July 26, 2007
                                                    /s/FRANK T. MACINNIS
                                            ------------------------------------
                                                      Frank T. MacInnis
                                                   Chairman of the Board of
                                                        Directors and
                                                    Chief Executive Officer

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

Date:  July 26, 2007
                                                      /s/MARK A. POMPA
                                            ------------------------------------
                                                        Mark A. Pompa
                                                 Executive Vice President and
                                                   Chief Financial Officer

                                                                    Exhibit 32.1





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of EMCOR Group, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank
T. MacInnis, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:    July 26, 2007                              /s/FRANK T. MACINNIS
                                             -----------------------------------
                                                      Frank T. MacInnis
                                                   Chairman of the Board of
                                                        Directors and
                                                   Chief Executive Officer

                                                                    Exhibit 32.2





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of EMCOR Group, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark A. Pompa, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:    July 26, 2007                              /s/MARK A. POMPA
                                             -----------------------------------
                                                      Mark A. Pompa
                                               Executive Vice President and
                                                 Chief Financial Officer