Form 10-Q
period 2007-09-30
EMCOR GROUP INC
filed 2007-10-25
CIK 105634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

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

Large accelerated filer  |X| Accelerated filer  |_|   Non-accelerated filer  |_|

     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                      Applicable Only To Corporate Issuers

     Number of shares of Common Stock outstanding as of the close of business on October 19, 2007: 64,876,977 shares.

                                EMCOR GROUP, INC.
                                      INDEX


                                                                        Page No.


PART I - Financial Information

Item 1     Financial Statements

           Condensed Consolidated Balance Sheets -
           as of September 30, 2007 and December 31, 2006                      1

           Condensed Consolidated Statements of Operations -
           three months ended September 30, 2007 and 2006                      3

           Condensed Consolidated Statements of Operations -
           nine months ended September 30, 2007 and 2006                       4

           Condensed Consolidated Statements of Cash Flows -
           nine months ended September 30, 2007 and 2006                       5

           Condensed Consolidated Statements of Stockholders'
           Equity and Comprehensive Income -
           nine months ended September 30, 2007 and 2006                       6

           Notes to Condensed Consolidated Financial Statements                7


Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          19

Item 3     Quantitative and Qualitative Disclosures about Market Risk         33

Item 4     Controls and Procedures                                            34

PART II - Other Information

Item 1     Legal Proceedings                                                  35

Item 4     Submission of Matters to a Vote of Security Holders                35

Item 6     Exhibits                                                           36

PART I. - FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
--------------------------------------------------------------------------------
                                                 September 30,      December 31,
                                                     2007              2006
                                                  (Unaudited)
--------------------------------------------------------------------------------
                      ASSETS
Current assets:
 Cash and cash equivalents                        $  223,077          $  273,735
 Accounts receivable, net                          1,442,228           1,184,418
 Costs and estimated earnings in excess
   of billings on uncompleted contracts              155,130             147,848
 Inventories                                          49,801              18,015
 Prepaid expenses and other                           51,441              38,397
                                                  ----------          ----------

   Total current assets                            1,921,677           1,662,413

Investments, notes and other long-term
   receivables                                        29,924              29,630

Property, plant and equipment, net                    79,504              52,780

Goodwill                                             592,548             288,165

Identifiable intangible assets, net                  206,647              38,251

Other assets                                          13,215              17,784
                                                  ----------          ----------

   Total assets                                   $2,843,515          $2,089,023
                                                  ==========          ==========



See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
--------------------------------------------------------------------------------
                                                      September 30, December 31,
                                                           2007         2006
                                                      (Unaudited)
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Borrowings under working capital credit line         $       --    $       --
 Current maturities of long-term debt and capital
   lease obligations                                       2,914           659
 Accounts payable                                        542,615       496,407
 Billings in excess of costs and estimated
   earnings on uncompleted contracts                     612,789       412,069
 Accrued payroll and benefits                            208,850       177,490
 Other accrued expenses and liabilities                  124,634       121,723
                                                      ----------    ----------

   Total current liabilities                           1,491,802     1,208,348

Long-term debt and capital lease obligations             298,950         1,239

Other long-term obligations                              228,664       169,127
                                                      ----------    ----------

   Total liabilities                                   2,019,416     1,378,714
                                                      ----------    ----------

Stockholders' equity:
 Preferred stock, $0.01 par value, 1,000,000 shares
   authorized, zero issued and outstanding                    --            --
 Common stock, $0.01 par value, 200,000,000 shares
   authorized,67,672,474 and 67,296,072 shares
   issued, respectively                                      677           673
Capital surplus                                          381,200       354,905
Accumulated other comprehensive loss                     (18,888)      (28,189)
Retained earnings                                        475,977       399,804
Treasury stock, at cost 2,825,497 and 3,640,092
   shares, respectively                                  (14,867)      (16,884)
                                                      ----------    ----------

   Total stockholders' equity                            824,099       710,309
                                                      ----------    ----------

Total liabilities and stockholders' equity            $2,843,515    $2,089,023
                                                      ==========    ==========

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)
------------------------------------------------------------------------------
Three months ended September 30,                           2007         2006
------------------------------------------------------------------------------

Revenues                                               $1,500,798   $1,239,400
Cost of sales                                           1,331,887    1,095,412
                                                       ----------   ----------
Gross profit                                              168,911      143,988
Selling, general and administrative expenses              113,996      108,576
Restructuring expenses                                         --          604
                                                       ----------   ----------
Operating income                                           54,915       34,808
Interest expense                                           (1,399)        (361)
Interest income                                             3,566        1,824
Minority interest                                            (932)        (828)
                                                       ----------   ----------
Income from continuing operations before income taxes      56,150       35,443
Income tax provision                                       19,067       13,407
                                                       ----------   ----------
Income from continuing operations                          37,083       22,036
Income from discontinued operations,
   net of income tax effect                                 1,253          517
                                                       ----------   ----------
Net income                                             $   38,336   $   22,553
                                                       ==========   ==========

Net income per common share - Basic
   From continuing operations                          $     0.57   $     0.35
   From discontinued operations                              0.02         0.01
                                                       ----------   ----------
                                                       $     0.59   $     0.36
                                                       ==========   ==========

Net income per common share - Diluted
   From continuing operations                          $     0.55   $     0.33
   From discontinued operations                              0.02         0.01
                                                       ----------   ----------
                                                       $     0.57   $     0.34
                                                       ==========   ==========


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)
------------------------------------------------------------------------------

Nine months ended September 30,                           2007         2006
------------------------------------------------------------------------------

Revenues                                               $4,159,519   $3,554,335
Cost of sales                                           3,696,996    3,168,887
                                                       ----------   ----------
Gross profit                                              462,523      385,448
Selling, general and administrative expenses              348,711      315,219
Restructuring expenses                                         93          604
                                                       ----------   ----------
Operating income                                          113,719       69,625
Interest expense                                           (2,487)      (1,702)
Interest income                                            10,143        3,894
Minority interest                                          (2,046)        (337)
                                                       ----------   ----------
Income from continuing operations before income taxes     119,329       71,480
Income tax provision                                       45,370       25,790
                                                       ----------   ----------
Income from continuing operations                          73,959       45,690
Income from discontinued operations,
   net of income tax effect                                 2,519          737
                                                       ----------   ----------
Net income                                             $   76,478   $   46,427
                                                       ==========   ==========

Net income per common share - Basic
   From continuing operations                          $     1.15   $     0.73
   From discontinued operations                              0.04         0.01
                                                       ----------   ----------
                                                       $     1.19   $     0.74
                                                       ==========   ==========

Net income per common share - Diluted
   From continuing operations                          $     1.11   $     0.70
   From discontinued operations                              0.04         0.01
                                                       ----------   ----------
                                                       $     1.15   $     0.71
                                                       ==========   ==========


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)
------------------------------------------------------------------------------------------------------
Nine months ended September 30,                                                   2007           2006
------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income                                                                   $ 76,478      $ 46,427
   Depreciation and amortization                                                  14,092        12,866
   Amortization of identifiable intangible assets                                  6,997         2,326
   Minority interest                                                               2,046           337
   Deferred income taxes                                                         (17,860)        8,635
   (Gain) loss on sale of discontinued operations, net of income taxes              (976)          620
   Excess tax benefits from share-based compensation                             (10,550)       (2,928)
   Equity income from unconsolidated entities                                     (4,089)       (3,880)
   Other non-cash items                                                            3,727         7,568
   Distributions from unconsolidated entities                                      5,469         6,314
   Changes in operating assets and liabilities, excluding assets and
     liabilities acquired                                                         57,406        65,760
                                                                                --------      --------
Net cash provided by operating activities                                        132,740       144,045
                                                                                --------      --------

Cash flows from investing activities:
   Payments for acquisitions of businesses, identifiable intangible assets
     and related earn-out agreements                                            (492,940)       (5,436)
   Proceeds from sale of discontinued operations                                   5,494         1,262
   Proceeds from sale of property, plant and equipment                             2,717           313
   Purchase of property, plant and equipment                                     (14,360)      (13,171)
   Investment in and advances to unconsolidated entities and joint ventures       (1,510)       (3,530)
   Net (disbursements) proceeds related to other investments                        (164)        1,916
                                                                                --------      --------
Net cash used in investing activities                                           (500,763)      (18,646)
                                                                                --------      --------

Cash flows from financing activities:
   Proceeds from working capital credit line                                          --       149,500
   Repayments of working capital credit line                                          --      (149,500)
   Net borrowings (repayments) for long-term debt and debt issuance fees         296,007           (40)
   Repayments for capital lease obligations                                         (540)         (139)
   Proceeds from exercise of stock options                                         8,246         7,888
   Excess tax benefits from share-based compensation                              10,550         2,928
                                                                                --------      --------
Net cash provided by financing activities                                        314,263        10,637
                                                                                --------      --------
Effect of exchange rate changes on cash and cash equivalents                       3,102         4,701
                                                                                --------      --------
(Decrease) increase in cash and cash equivalents                                 (50,658)      140,737
Cash and cash equivalents at beginning of year                                   273,735       103,785
                                                                                --------      --------
Cash and cash equivalents at end of period                                      $223,077      $244,522
                                                                                ========      ========

Supplemental cash flow information:
   Cash paid for:
     Interest                                                                   $  5,139      $  1,317
     Income taxes                                                               $ 55,541      $ 20,336
   Non-cash financing activities:
     Assets acquired under capital lease obligations                            $    471      $    163
     Note receivable from sale of interest in joint venture and subsidiary      $  2,462      $    246
     Accrued acquisition costs                                                  $  4,560      $     --

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
                                                             Common  Capital   comprehensive     Retained   Treasury   Comprehensive
                                                    Total     stock  surplus   income (loss)(1)  earnings     stock        income
------------------------------------------------------------------------------------------------------------------------------------


Balance, January 1, 2006                           $615,436   $666   $324,899     $(5,370)       $313,170   $(17,929)
   Net income                                        46,427     --         --          --          46,427         --      $46,427
   Foreign currency translation adjustments           6,545     --         --       6,545              --         --        6,545
                                                                                                                          -------
   Comprehensive income                                                                                                   $52,972
                                                                                                                          =======
   Issuance of treasury stock
     for restricted stock units (2)                      --     --       (551)         --              --        551
   Treasury stock, at cost (3)                       (1,587)    --         --          --              --     (1,587)
   Common stock issued under
     stock option plans, net (4)                     12,041      6     10,482          --              --      1,553
   Value of issued restricted stock units             1,489     --      1,489          --              --         --
   Share-based compensation expense                   4,948     --      4,948          --              --         --
                                                   --------   ----   --------    --------        --------   --------
Balance, September 30, 2006                        $685,299   $672   $341,267    $  1,175        $359,597   $(17,412)
                                                   ========   ====   ========    ========        ========   ========

Balance, January 1, 2007                           $710,309   $673   $354,905    $(28,189)       $399,804   $(16,884)
   Net income                                        76,478     --         --          --          76,478         --      $76,478
   Foreign currency translation adjustments           7,843     --         --       7,843              --         --        7,843
   Amortization of unrecognized pension losses,
     net of tax benefit of $0.6 million               1,458     --         --       1,458              --         --        1,458
                                                                                                                          -------
   Comprehensive income                                                                                                   $85,779
                                                                                                                          =======
   Effect of adopting FIN 48                           (305)    --         --          --            (305)        --
   Issuance of treasury stock
     for restricted stock units (2)                      --     --       (311)         --              --        311
   Treasury stock, at cost (3)                       (1,117)    --         --          --              --     (1,117)
   Common stock issued under
     stock option plans, net (4)                     23,613      4     20,786          --              --      2,823
   Share-based compensation expense                   5,820     --      5,820          --              --         --
                                                   --------   ----   --------    --------        --------   --------
Balance, September 30, 2007                        $824,099   $677   $381,200    $(18,888)       $475,977   $(14,867)
                                                   ========   ====   ========    ========        ========   ========



(1) Represents cumulative foreign currency translation adjustments and minimum pension liability adjustments. At December 31, 2006, EMCOR adopted Statement 158 and recognized the cumulative effect of recording the pension liability, net of the related deferred tax asset, as a reduction of accumulated other comprehensive income (loss).
(2) Represents common stock transferred at cost from treasury stock upon the vesting of restricted stock units.
(3) Represents value of shares of common stock withheld by EMCOR for income tax withholding requirements upon the vesting of restricted stock units.
(4) Includes the tax benefit related to our share-based compensation plans of $15.4 million and $4.6 million for the nine months ended September 30, 2007 and September 30, 2006, respectively.

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

In the opinion of EMCOR, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly the financial position of EMCOR and the results of our operations. The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

On July 9, 2007, we effected a 2-for-1 stock split in the form of a stock distribution of one common share for each common share owned on the record date of June 20, 2007. The capital stock accounts, all share data and earnings per share data give effect to the stock split, applied retroactively, to all periods presented.

The results of operations for all periods presented reflect discontinued operations accounting due to the sale of an ownership interest in a consolidated joint venture and a subsidiary in each of August 2007 and January 2006, respectively.

Certain reclassifications of prior year amounts have been made to conform to current year presentation.

NOTE B Acquisitions of Businesses

In July 2007, we acquired three companies, which were not individually or in the aggregate material, for an aggregate of $34.1 million. Two of the companies primarily perform facilities services and have been included in our United States facilities services reporting segment, and the other primarily performs mechanical construction work and has been included in our United States mechanical construction and facilities services reporting segment. Goodwill and identifiable intangible assets attributable to these companies, representing the excess purchase price over the fair value of amounts assigned to the net tangible assets acquired, were preliminarily valued at $14.0 million and $13.4 million, respectively.

In September 2007, we acquired FR X Ohmstede Acquisitions Co. ("Ohmstede") which has been included in our United States facilities services segment. The preliminary purchase price paid for Ohmstede was approximately $455.4 million, of which $300.0 million was paid from borrowings under a term loan and $155.4 million was paid from our funds. Additionally, approximately $4.6 million was accrued and $0.4 million was paid for directly related acquisition costs. Headquartered in Beaumont, Texas, Ohmstede is a leading provider of aftermarket maintenance and repair services, replacement parts and fabrication services for highly engineered shell and tube heat exchangers for the refinery and petrochemical industries.

We believe the addition of these companies furthers our goal of service and geographic diversification and expansion of our facilities services and fire protection operations, as well as offering industrial services with a focus on the refinery and petrochemical industries. Additionally, these acquisitions create more opportunities for our subsidiaries to collaborate on national facilities services contracts.

The purchase prices of certain acquisitions are subject to finalization based on certain contingencies provided for in the purchase agreements. These acquisitions were accounted for by the purchase method, and the purchase prices have been allocated to the assets acquired and liabilities assumed, based upon the preliminary estimated fair values of the respective assets and liabilities at the dates of the respective acquisitions.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE B Acquisitions of Businesses - (continued)

The following table summarizes the preliminary purchase price allocation related to the 2007 acquisitions at the respective dates of acquisition (in thousands):

                                                            Other
                                            Ohmstede     Acquisitions       Total
                                            --------     ------------     --------
Current assets, including cash acquired     $ 78,273       $ 28,153       $106,426
Property, plant and equipment                 25,803          1,001         26,804
Goodwill                                     290,808         14,042        304,850
Identifiable intangible assets               162,768         13,428        176,196
Other assets                                      --             15             15
                                            --------       --------       --------
    Total assets acquired                    557,652         56,639        614,291
                                            --------       --------       --------
Current liabilities                           31,442         22,531         53,973
Deferred income tax liability                 70,770             --         70,770
                                            --------       --------       --------
    Total liabilities assumed                102,212         22,531        124,743
                                            --------       --------       --------
    Net assets acquired                     $455,440       $ 34,108       $489,548
                                            ========       ========       ========

The goodwill of $304.9 million was recorded based on preliminary purchase price allocations primarily to the United States mechanical construction and facilities services and United States facilities services segments. Goodwill results from the expected benefits of collaboration and synergies in future periods. It is expected that approximately $27.5 million of the goodwill and identifiable intangible assets associated with the acquisitions will be deductible for tax purposes. In accordance with FASB Statement No. 141, "Business Combinations" ("Statement 141") and FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"), goodwill will not be amortized, while certain other intangible assets with finite lives that have been preliminarily identified will be subject to amortization over their useful lives.

Of the total purchase price paid for all 2007 acquisitions, approximately $176.2 million has been preliminarily allocated to identifiable intangible assets, which includes acquired contract backlog, customer relationships, trade names and non-competition agreements. Approximately $45.0 million has been allocated to trade names and is not being amortized as trade names have indefinite lives. Except for Ohmstede's contract backlog, which is being expensed in a manner consistent with its expected revenue recognition, the identifiable intangible amounts are subject to amortization on a straight-line method. The amortization periods range from four months to fifteen years.

As of September 30, 2007, the purchase price accounting for our acquisition of a United States mechanical construction company in October 2006 was finalized. As a result, identifiable intangible assets ascribed to its goodwill, backlog and customer relationships and to a related non-competition agreement were adjusted with an insignificant impact.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE B Acquisitions of Businesses - (continued)

The following tables present pro forma results of operations including all companies acquired during 2007 as if the acquisitions had occurred at the beginning of fiscal 2006. The pro forma results of operations are not necessarily indicative of the results of operations had the acquisitions actually occurred at the beginning of fiscal 2006, nor is it necessarily indicative of future operating results (in thousands, except per share data):

                                      For the three months ended     For the nine months ended
                                             September 30,                  September 30,
                                      --------------------------     -------------------------
                                         2007            2006           2007           2006
                                      ----------      ----------     ----------     ----------
Revenues                              $1,576,668      $1,312,927     $4,420,882     $3,770,935
Operating income                      $   66,037      $   42,945     $  153,112     $   81,807
Income from continuing operations     $   39,589      $   22,450     $   84,958     $   39,749
Net income                            $   40,842      $   22,967     $   87,477     $   40,486
Diluted earnings per share from
  continuing operations               $     0.59      $     0.34     $     1.28     $     0.61
Diluted earnings per share            $     0.61      $     0.35     $     1.31     $     0.62

The above pro forma balances include additional interest expense associated with the Term Loan, the loss of interest income related to the use of cash for the acquisitions and the amortization expense associated with the preliminary value placed on the identifiable intangible assets related to companies acquired in the third quarter of 2007. The value ascribed to Ohmstede's contract backlog is being expensed in a manner consistent with its expected revenue recognition.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE C Dispositions of Assets

Results of operations for the three and nine months ended September 30, 2007 and 2006 presented in our Condensed Consolidated Financial Statements reflect discontinued operations accounting.

On August 6, 2007, we sold our majority ownership in a joint venture with CB Richard Ellis, Inc. ("CBRE") to CBRE for $8.0 million. This transaction followed our purchase, for approximately $0.5 million, of certain assets of the joint venture. Included in the results of discontinued operations for the three and nine months ended September 30, 2007 was a preliminary estimated gain of $1.0 million (net of income taxes) resulting from the sale of the subsidiary. As of September 30, 2007, $5.5 million of purchase price has been received and the balance is reflected as a note receivable. The components of the results of discontinued operations for CBRE are as follows (in thousands):

                                                           For the three months ended   For the nine months ended
                                                                  September 30,                September 30,
                                                           --------------------------   -------------------------
                                                             2007               2006      2007              2006
                                                           -------            -------   -------           -------

Revenues                                                   $13,236            $30,234   $79,095           $86,797
Income from discontinued operation                         $   277            $   517   $ 1,543           $ 1,357
Gain on sale of discontinued operation                     $   976            $    --   $   976           $    --
Net income from discontinued operation                     $ 1,253            $   517   $ 2,519           $ 1,357
Diluted earnings per share from discontinued operation     $  0.02            $  0.01   $  0.04           $  0.01

On January 31, 2006, we sold a subsidiary that had been part of our United States mechanical construction and facilities services segment. Included in the results of the discontinued operations for the nine months ended September 30, 2006 was a loss of $0.6 million (net of income taxes) resulting from the sale of the subsidiary. An aggregate of $1.2 million in cash and notes was received as consideration for this sale. The notes have been paid in full. The components of the results of operations for the discontinued operation are not presented, as they are not material to the consolidated results of operations for the nine months ended September 30, 2006.

NOTE D Earnings Per Share

Calculation of Basic and Diluted Earnings per Share

The following tables summarize our calculation of Basic and Diluted Earnings per Share ("EPS") for the three and nine month periods ended September 30, 2007 and 2006:

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE D Earnings Per Share - (continued)

                                                                                    For the three months ended
                                                                                            September 30,
                                                                                   -----------------------------
                                                                                       2007              2006
                                                                                   -----------       -----------
Numerator:
Income before discontinued operations                                              $37,083,000       $22,036,000
Income from discontinued operations                                                  1,253,000           517,000
                                                                                   -----------       -----------
Net income available to common stockholders                                        $38,336,000       $22,553,000
                                                                                   ===========       ===========

Denominator:
Weighted average shares outstanding used to compute basic earnings per share        64,591,883        63,403,764
Effect of diluted securities - Share-based awards                                    2,330,128         2,379,254
                                                                                   -----------       -----------

Shares used to compute diluted earnings per share                                   66,922,011        65,783,018
                                                                                   ===========       ===========

Basic earnings per share:
   Continuing operations                                                           $      0.57       $      0.35
   Discontinued operations                                                                0.02              0.01
                                                                                   -----------       -----------
   Total                                                                           $      0.59       $      0.36
                                                                                   ===========       ===========

Diluted earnings per share:
   Continuing operations                                                           $      0.55       $      0.33
   Discontinued operations                                                                0.02              0.01
                                                                                   -----------       -----------
   Total                                                                           $      0.57       $      0.34
                                                                                   ===========       ===========

                                                                                     For the nine months ended
                                                                                            September 30,
                                                                                   -----------------------------
                                                                                       2007              2006
                                                                                   -----------       -----------
Numerator:
Income before discontinued operations                                              $73,959,000       $45,690,000
Income from discontinued operations                                                  2,519,000           737,000
                                                                                   -----------       -----------
Net income available to common stockholders                                        $76,478,000       $46,427,000
                                                                                   ===========       ===========

Denominator:
Weighted average shares outstanding used to compute basic earnings per share        64,208,289        63,059,282
Effect of diluted securities - Share-based awards                                    2,414,669         2,192,805
                                                                                   -----------       -----------

Shares used to compute diluted earnings per share                                   66,622,958        65,252,087
                                                                                   ===========       ===========

Basic earnings per share:
   Continuing operations                                                           $      1.15       $      0.73
   Discontinued operations                                                                0.04              0.01
                                                                                   -----------       -----------
   Total                                                                           $      1.19       $      0.74
                                                                                   ===========       ===========

Diluted earnings per share:
   Continuing operations                                                           $      1.11       $      0.70
   Discontinued operations                                                                0.04              0.01
                                                                                   -----------       -----------
   Total                                                                           $      1.15       $      0.71
                                                                                   ===========       ===========

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE D Earnings Per Share - (continued)

There were 120,000 anti-dilutive stock options that were required to be excluded from the calculation of diluted EPS for the three and nine month periods ended September 30, 2007, respectively. There were no anti-dilutive stock options that were required to be excluded from the calculation of diluted EPS for the three and nine month periods ended September 30, 2006, respectively.

NOTE E Inventories

Inventories consist of the following amounts (in thousands):

                                                September 30,    December 31,
                                                    2007             2006
                                               --------------   --------------
Raw materials and construction materials       $       22,996   $       18,676
Work in process                                        27,758               --
Reserve for obsolescence                                 (953)            (661)
                                               --------------   --------------
                                               $       49,801   $       18,015
                                               ==============   ==============

The September 2007 work in process inventories are attributable to the acquisition of Ohmstede.

NOTE F Long-Term Debt

Long-term debt in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

                                                September 30,    December 31,
                                                    2007             2006
                                               --------------   --------------
Capitalized lease obligations                  $        1,497   $        1,566
Term Loan                                             300,000               --
Other                                                     367              332
                                               --------------   --------------
                                                      301,864            1,898
Less: current maturities                                2,914              659
                                               --------------   --------------
                                               $      298,950   $        1,239
                                               ==============   ==============

On September 19, 2007, we entered into a $300.0 million Term Loan Agreement ("Term Loan"). The proceeds were used to pay a portion of the consideration for the acquisition of Ohmstede and costs and expenses incident thereto. The Term Loan contains financial covenants, representations and warranties and events of default. The Term Loan covenants require, among other things, maintenance of certain financial ratios and certain restrictions with respect to payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We are required to make principal payments on the Term Loan in installments on the last day of March, June, September and December of each year, commencing March 2008 in the amount of $750,000, together with interest on the then outstanding principal amount. A final payment comprised of all remaining principal and interest is due on October 17, 2010. The Term Loan is secured by substantially all of our assets and substantially all of the assets of substantially all of our U.S. subsidiaries. The Term Loan bears interest at (1) the prime commercial lending rate announced by Bank of Montreal from time to time (7.75% at September 30, 2007) plus 0.0% to 0.5% based on certain financial tests or (2) U.S. dollar LIBOR (5.12% at September 30, 2007) plus 1.0% to 2.25% based on certain financial tests. The interest rate in effect at September 30, 2007 was 6.62%.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE G Common Stock

On September 18, 2007, our stockholders approved an amendment to our Restated Certificate of Incorporation authorizing an increase in the number of shares of our common stock from 80 million shares to 200 million shares.

On July 9, 2007, we effected a 2-for-1 stock split in the form of a stock distribution of one common share for each common share owned, payable to shareholders of record on June 20, 2007. As of September 30, 2007 and December 31, 2006, 64,846,977 and 63,655,980 shares of our common stock were outstanding, respectively. The capital stock accounts give effect to the stock split, applied retroactively, to all periods presented.

For the three months ended September 30, 2007 and 2006, 447,002 and 293,064 shares of common stock were issued upon the exercise of stock options and the satisfaction of required conditions in our share-based compensation plans, respectively. For the nine months ended September 30, 2007 and 2006, 1,226,258 and 1,259,340 shares of common stock were issued upon the exercise of stock options, the satisfaction of required conditions in our share-based compensation plans and the grants of direct stock, respectively.

NOTE H Segment Information

We have the following reportable segments which provide services associated with the design, integration, installation, start-up, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; central plant heating and cooling; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; water and wastewater treatment); (c) United States facilities services; (d) Canada construction and facilities services; (e) United Kingdom construction and facilities services; and (f) Other international construction and facilities services. The segment "United States facilities services" principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers' facilities (mobile maintenance and services; site-based operations and maintenance services; facilities management; installation and support for building systems; technical consulting and diagnostic services; small modification and retrofit projects; and program development, management and maintenance for energy systems), which services are not related to customers' construction programs, as well as industrial services operations, which primarily provide aftermarket maintenance and repair services, replacement parts and fabrication services for highly engineered shell and tube heat exchangers for the refinery and petrochemical industries. The Canada, United Kingdom and Other international segments perform electrical construction, mechanical construction and facilities services. Our "Other international construction and facilities services" segment, currently operating only in the Middle East, represents our operations outside of the United States, Canada and the United Kingdom. The following tables present information about industry segments and geographic areas (in thousands):

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE H Segment Information - (continued)

                                                                    For the three months ended September 30,
                                                                    ----------------------------------------
                                                                       2007                          2006
                                                                    ----------                    ----------
Revenues from unrelated entities:
   United States electrical construction and facilities services    $  350,446                    $  312,864
   United States mechanical construction and facilities services       604,302                       471,597
   United States facilities services                                   265,091                       211,450
                                                                    ----------                    ----------
   Total United States operations                                    1,219,839                       995,911
   Canada construction and facilities services                         115,142                        69,529
   United Kingdom construction and facilities services                 165,817                       173,960
   Other international construction and facilities services                 --                            --
                                                                    ----------                    ----------
   Total worldwide operations                                       $1,500,798                    $1,239,400
                                                                    ==========                    ==========

                                                                    For the three months ended September 30,
                                                                    ----------------------------------------
                                                                       2007                          2006
                                                                    ----------                    ----------
Total revenues:
   United States electrical construction and facilities services    $  351,842                    $  314,190
   United States mechanical construction and facilities services       609,662                       474,836
   United States facilities services                                   268,175                       213,383
   Less intersegment revenues                                           (9,840)                       (6,498)
                                                                    ----------                    ----------
   Total United States operations                                    1,219,839                       995,911
   Canada construction and facilities services                         115,142                        69,529
   United Kingdom construction and facilities services                 165,817                       173,960
   Other international construction and facilities services                 --                            --
                                                                    ----------                    ----------
   Total worldwide operations                                       $1,500,798                    $1,239,400
                                                                    ==========                    ==========

                                                                     For the nine months ended September 30,
                                                                    ----------------------------------------
                                                                       2007                          2006
                                                                    ----------                    ----------
Revenues from unrelated entities:
   United States electrical construction and facilities services    $1,007,850                    $  930,582
   United States mechanical construction and facilities services     1,684,649                     1,270,670
   United States facilities services                                   706,375                       600,289
                                                                    ----------                    ----------
   Total United States operations                                    3,398,874                     2,801,541
   Canada construction and facilities services                         248,592                       239,075
   United Kingdom construction and facilities services                 512,053                       513,719
   Other international construction and facilities services                 --                            --
                                                                    ----------                    ----------
   Total worldwide operations                                       $4,159,519                    $3,554,335
                                                                    ==========                    ==========

                                                                     For the nine months ended September 30,
                                                                    ----------------------------------------
                                                                       2007                          2006
                                                                    ----------                    ----------
Total revenues:
   United States electrical construction and facilities services    $1,012,867                    $  934,581
   United States mechanical construction and facilities services     1,691,725                     1,280,928
   United States facilities services                                   711,353                       604,382
   Less intersegment revenues                                          (17,071)                      (18,350)
                                                                    ----------                    ----------
   Total United States operations                                    3,398,874                     2,801,541
   Canada construction and facilities services                         248,592                       239,075
   United Kingdom construction and facilities services                 512,053                       513,719
   Other international construction and facilities services                 --                            --
                                                                    ----------                    ----------
   Total worldwide operations                                       $4,159,519                    $3,554,335
                                                                    ==========                    ==========

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE H Segment Information - (continued)


                                                                    For the three months ended September 30,
                                                                    ----------------------------------------
                                                                      2007                            2006
                                                                    --------                        --------
Operating income (loss):
   United States electrical construction and facilities services    $ 21,304                        $ 11,577
   United States mechanical construction and facilities services      33,445                          21,819
   United States facilities services                                  15,112                          12,695
                                                                    --------                        --------
   Total United States operations                                     69,861                          46,091
   Canada construction and facilities services                         3,041                             282
   United Kingdom construction and facilities services                (3,244)                          1,344
   Other international construction and facilities services             (164)                           (296)
   Corporate administration                                          (14,579)                        (12,009)
   Restructuring expenses                                                 --                            (604)
                                                                    --------                        --------
   Total worldwide operations                                         54,915                          34,808

Other corporate items:
   Interest expense                                                   (1,399)                           (361)
   Interest income                                                     3,566                           1,824
   Minority interest                                                    (932)                           (828)
                                                                    --------                        --------
   Income from continuing operations before income taxes            $ 56,150                        $ 35,443
                                                                    ========                        ========


                                                                    For the nine months ended September 30,
                                                                    ----------------------------------------
                                                                      2007                            2006
                                                                    --------                        --------
Operating income (loss):
   United States electrical construction and facilities services    $ 53,409                        $ 31,015
   United States mechanical construction and facilities services      75,271                          40,253
   United States facilities services                                  32,607                          24,816
                                                                    --------                        --------
   Total United States operations                                    161,287                          96,084
   Canada construction and facilities services                         2,649                           3,126
   United Kingdom construction and facilities services                (4,995)                          6,907
   Other international construction and facilities services             (442)                            254
   Corporate administration                                          (44,687)                        (36,142)
   Restructuring expenses                                                (93)                           (604)
                                                                    --------                        --------
   Total worldwide operations                                        113,719                          69,625

Other corporate items:
   Interest expense                                                   (2,487)                         (1,702)
   Interest income                                                    10,143                           3,894
   Minority interest                                                  (2,046)                           (337)
                                                                    --------                        --------
   Income from continuing operations before income taxes            $119,329                        $ 71,480
                                                                    ========                        ========

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)


NOTE H Segment Information - (continued)


                                                                         September 30,    December 31,
                                                                              2007             2006
                                                                         -------------    -------------
Total assets:
   United States electrical construction and facilities services          $  398,313       $  363,656
   United States mechanical construction and facilities services             808,049          748,044
   United States facilities services                                         980,609          366,070
                                                                          ----------       ----------
   Total United States operations                                          2,186,971        1,477,770
   Canada construction and facilities services                               124,679           87,753
   United Kingdom construction and facilities services                       277,414          255,057
   Other international construction and facilities services                      175              590
   Corporate administration                                                  254,276          267,853
                                                                          ----------       ----------
   Total worldwide operations                                             $2,843,515       $2,089,023
                                                                          ==========       ==========

Included in the operating income of $2.6 million for the Canada construction and facilities services segment for the nine months ended September 30, 2007 was a gain on the sale of property of $1.4 million.

NOTE I Retirement Plans

Our United Kingdom subsidiary has a defined benefit pension plan covering all eligible employees (the "UK Plan"); however, no individuals joining that company after October 31, 2001 may participate in the plan.

Components of Net Periodic Pension Benefit Cost

The components of net periodic pension benefit cost of the UK Plan for the three and nine months ended September 30, 2007 and 2006 were as follows (in thousands):

                                                            For the three months ended     For the nine months ended
                                                                  September 30,                  September 30,
                                                            --------------------------     -------------------------
                                                              2007             2006         2007              2006
                                                            --------         --------     --------          --------
Service cost                                                 $1,674           $1,089       $ 4,936           $3,169
Interest cost                                                 3,476            2,667        10,248            7,758
Expected return on plan assets                               (3,490)          (2,843)      (10,290)          (8,270)
Amortization of prior service cost and actuarial loss            --               19            --               55
Amortization of unrecognized loss                               694              426         2,045            1,238
                                                             ------           ------       -------           ------
Net periodic pension benefit cost                            $2,354           $1,358       $ 6,939           $3,950
                                                             ======           ======       =======           ======

2007 service cost reflects the utilization of revised actuarial mortality tables.

Employer Contributions

For the nine months ended September 30, 2007, our United Kingdom subsidiary contributed $7.8 million to its defined benefit pension plan and anticipates contributing an additional $3.6 million during the remainder of 2007.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE J Income Taxes

For the three months ended September 30, 2007 and 2006, our income tax provision was $19.1 million and $13.4 million, respectively. For the nine months ended September 30, 2007 and 2006, our income tax provision was $45.4 million and $25.8 million, respectively. The income tax provisions were recorded at effective income tax rates of 38% and 36%, before certain adjustments, for the nine months ended September 30, 2007 and 2006, respectively. Our effective income tax rate was 34% for the three months ended September 30, 2007 and was lower than the effective income tax rate for the nine months ended September 30, 2007 primarily due to a reduction in the United Kingdom income before income taxes for fiscal 2007. The income tax provision for the nine months ended September 30, 2006 includes an adjustment of certain compensation arrangements for income tax purposes.

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", an interpretation of FASB Statement No. 109, "Accounting for Income Taxes" ("FIN 48"). As a result of the adoption of FIN 48 and recognition of the cumulative effect of adoption of a new accounting principle, we recorded a $0.3 million increase in the liability for unrecognized income tax benefits, with an offsetting reduction in retained earnings. As of September 30, 2007, the total liability for unrecognized income tax benefits was $6.4 million, the reversal of which would reduce the effective income tax rate if and when recognized.

We recognized interest and penalties related to uncertain tax positions in the income tax provision. As of September 30, 2007, we had approximately $1.6 million of accrued interest related to uncertain tax positions included in the liability on the Condensed Consolidated Balance Sheet, of which approximately $0.8 million and $1.1 million were recorded during the three and nine months ended September 30, 2007, respectively.

It is possible that approximately $2.0 million of income tax liability primarily related to uncertain intercompany transfer pricing items will become a recognized income tax benefit in the next twelve months due to the closing of open tax years.

The tax years 2003 to 2006 remain open to examination by United States taxing jurisdictions, and the tax years 2000 to 2006 remain open to examination by foreign taxing jurisdictions.

NOTE K New Accounting Pronouncements

On January 1, 2007, we adopted FIN 48. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Refer to Note J Income Taxes for information related to the effect of adoption of FIN 48.

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

NOTE K New Accounting Pronouncements - (continued)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We are one of the largest mechanical and electrical construction and facilities services firms in the United States, Canada, the United Kingdom and in the world. We provide services to a broad range of commercial, industrial, utility and institutional customers through approximately 75 principal operating subsidiaries and joint venture entities. Our offices are located in the United States, Canada and the United Kingdom. In the Middle East, we carry on business through a joint venture.

Overview

On July 9, 2007, we effected a 2-for-1 stock split in the form of a stock distribution of one common share for each common share owned on the record date of June 20, 2007. The earnings per share data give effect to the stock split, applied retroactively, to all periods presented.

The following table presents selected financial data for the three months ended September 30, 2007 and 2006 (in millions, except percentages and earnings per share):

                                                           For the three months ended
                                                                 September 30,
                                                           --------------------------
                                                             2007              2006
                                                           --------          --------
Revenues                                                   $1,500.8          $1,239.4
  Revenues increase from prior year                            21.1%              4.6%
Operating income                                           $   54.9          $   34.8
  Operating income as a percentage of revenues                  3.7%              2.8%
Net income                                                 $   38.3          $   22.6
Diluted earnings per share from continuing operations      $   0.55          $   0.33

During the third quarter of 2007, our business continued to demonstrate strength as a result of the strong non-residential construction market and our ability to effectively manage our work thereby enabling us to achieve an improvement over the 2006 third quarter in both operating income and operating income as a percentage of revenues, which percentage we refer to as "operating margin".

Operating margin during this quarter was 3.7% (compared to 2.8% during the comparable 2006 quarter) on revenues of $1.5 billion, both of which were new record highs for us in any quarter. The improvement in revenues, operating income and operating margin, when compared to the third quarter of 2006, can be attributed to: (a) increased availability in the United States of commercial, hospitality, high-tech and water/wastewater treatment construction projects as capital spending in these market sectors has continued to grow; (b) the addition of revenues and operating income from a United States mechanical construction company we acquired in October 2006; and (c) reduced losses from a company in our United States electrical construction and facilities services segment which company had reported losses in the third quarter of 2006. In addition, demand for our mobile services, in our United States facilities services segment, increased during the third quarter of 2007 when compared to the third quarter of 2006. The impact of companies acquired in 2007, although accretive to earnings, was not significant during this quarter. Negatively impacting the third quarter of 2007 was the performance of our United Kingdom construction and facilities services segment. This segment's operating loss of $3.2 million reflected the negative results of its rail division, which recognized losses on certain contracts during the quarter.

While our selling, general and administrative expenses increased primarily due to (a) an increase in incentive-based compensation as a result of improved profits in 2007 compared to 2006 and (b) companies acquired since September 30, 2006, our operating income was positively impacted by our ability to increase revenues without having to substantially increase overhead costs, a reduction in staff and facilities, particularly those associated with our United States facilities services segment (as a result of restructuring activities during 2006), and a reduction in deferred compensation expense for which our liability decreased corresponding with a reduction in the market price of our common stock in the third quarter of 2007.

Our cash and cash equivalents were $223.1 million at September 30, 2007 compared to $273.7 million at December 31, 2006. The decrease in cash and cash equivalents was primarily due to cash flows used for investing activities of $500.8 million primarily related to acquisitions. Offsetting the cash used for investing activities was cash provided by operating activities of $132.7 for the nine months ended September 30, 2007. Our reported net interest income for the nine months ended September 30, 2007 was $7.7 million, a $5.5 million improvement over the nine months ended September 30, 2006 net interest income of $2.2 million. This increase in interest income was primarily due to more cash available to invest combined with higher rates of return in the current year periods. However, on September 19, 2007, we financed the acquisition of FR X Ohmstede Acquisition Co. ("Ohmstede") with $300.0 million from newly incurred term loan debt and $155.4 million from our own funds.

During this quarter, we completed the acquisition of four companies that contributed $3.8 million of operating income before amortization expense during the period we owned them. Three of the four acquisitions were completed in July 2007 and increased the geographical markets in which we offer our services. Our other acquisition, Ohmstede, has been included in our United States facilities services segment since the acquisition date and expands our industrial services to the refinery and petrochemical industries. Ohmstede's business primarily provides aftermarket maintenance and repair services, replacement parts and fabrication services for highly engineered shell and tube heat exchangers.

On August 6, 2007, we sold our majority ownership in a joint venture with CB Richard Ellis, Inc. ("CBRE") to CBRE for $8.0 million. This transaction followed our purchase, for approximately $0.5 million, of certain assets of the joint venture. Included in the results of discontinued operations for the three and nine months ended September 30, 2007 was a preliminary estimated gain of $1.0 million (net of income taxes) resulting from the sale of the subsidiary. As of September 30, 2007, $5.5 million of purchase price has been received and the balance is reflected as a note receivable.

Operating Segments

We have the following reportable segments which provide services associated with the design, integration, installation, start-up, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; central plant heating and cooling; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; water and wastewater treatment); (c) United States facilities services; (d) Canada construction and facilities services; (e) United Kingdom construction and facilities services; and (f) Other international construction and facilities services. The segment "United States facilities services" principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers' facilities (mobile maintenance and services; site-based operations and maintenance services; facilities management; installation and support for building systems; technical consulting and diagnostic services; small modification and retrofit projects; and project development, management and maintenance for energy systems), which services are not generally related to customers' construction programs, as well as industrial services operations, which primarily provide aftermarket maintenance and repair services, replacement parts and fabrication services for highly engineered shell and tube heat exchangers for the refinery and petrochemical industries. The Canada, United Kingdom and Other international segments perform electrical construction, mechanical construction and facilities services. Our "Other international construction and facilities services" segment, currently operating only in the Middle East, represents our operations outside of the United States, Canada and the United Kingdom.

Results of Operations

The results presented reflect certain reclassifications of prior period amounts to conform to current year presentation.

Revenues

The following table presents our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

                                                                         For the three months ended September 30,
                                                                      ---------------------------------------------
                                                                                     % of                     % of
                                                                         2007        Total       2006        Total
                                                                      ----------     -----    ----------     -----
Revenues:
   United States electrical construction and facilities services      $  350,446      23%     $  312,864      25%
   United States mechanical construction and facilities services         604,302      40%        471,597      38%
   United States facilities services                                     265,091      18%        211,450      17%
                                                                      ----------              ----------
   Total United States operations                                      1,219,839      81%        995,911      80%
   Canada construction and facilities services                           115,142       8%         69,529       6%
   United Kingdom construction and facilities services                   165,817      11%        173,960      14%
   Other international construction and facilities services                   --      --              --       --
                                                                      ----------              ----------
   Total worldwide operations                                         $1,500,798              $1,239,400
                                                                      ==========              ==========


                                                                         For the nine months ended September 30,
                                                                      ----------------------------------------------
                                                                                     % of                     % of
                                                                         2007        Total       2006        Total
                                                                      ----------     -----    ----------     -----
Revenues:
   United States electrical construction and facilities services      $1,007,850      24%     $  930,582      26%
   United States mechanical construction and facilities services       1,684,649      41%      1,270,670      36%
   United States facilities services                                     706,375      17%        600,289      17%
                                                                      ----------              ----------
   Total United States operations                                      3,398,874      82%      2,801,541      79%
   Canada construction and facilities services                           248,592       6%        239,075       7%
   United Kingdom construction and facilities services                   512,053      12%        513,719      14%
   Other international construction and facilities services                   --      --              --      --
                                                                      ----------              ----------
   Total worldwide operations                                         $4,159,519              $3,554,335
                                                                      ==========              ==========

As described below in more detail, our revenues for the three months ended September 30, 2007 increased to $1.50 billion compared to $1.24 billion for the three months ended September 30, 2006. Revenues for the nine months ended September 30, 2007 increased to $4.16 billion compared to $3.55 billion for the nine months ended September 30, 2006. The increase in 2007 revenues was principally due to (a) increased availability in the United States of commercial, hospitality, high-tech and water/wastewater treatment construction projects as capital spending in these market sectors has continued to grow; (b) our acquisition of a United States mechanical construction company in October 2006; and (c) companies acquired since September 30, 2006.

Our backlog at September 30, 2007 was $4.48 billion compared to $3.40 billion at September 30, 2006. Our backlog was $3.50 billion at December 31, 2006. These increases in backlog were primarily at the United States reporting segments and were due to increased demand for hospitality, healthcare, high-tech and industrial construction projects, companies acquired during the third quarter of 2007 and increased awards due to our active pursuit of opportunities in these and other market sectors. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of facilities services contracts. However, if the remaining term of a facilities services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only 12 months of revenues.

Revenues of our United States electrical construction and facilities services segment for the three months ended September 30, 2007 increased $37.6 million compared to the three months ended September 30, 2006. Revenues for the nine months ended September 30, 2007 increased $77.3 million compared to the nine months ended September 30, 2006. The revenues increase was generally due to increased commercial, high-tech and hospitality projects as a result of the strong commercial, high-tech and hospitality construction markets.

Revenues of our United States mechanical construction and facilities services segment for the three months ended September 30, 2007 increased $132.7 million compared to the three months ended September 30, 2006. Revenues for the nine months ended September 30, 2007 increased $414.0 million compared to the nine months ended September 30, 2006. The revenues increase was primarily attributable to increased availability of hospitality, healthcare, commercial, high-tech and water/wastewater treatment construction projects due to growth in these markets and the addition of $52.7 million and $134.7 million of revenues for the three and nine months ended September 30, 2007, respectively, from companies acquired since September 30, 2006.

Our United States facilities services revenues increased $53.6 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Revenues increased $106.1 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Companies acquired during the third quarter of 2007 contributed $38.2 million of the increase in revenues for the three and nine months ended September 30, 2007. These increases in revenues for both the three and nine months ended September 30, 2007 were also primarily attributable to the increased demand for both government site-based facilities services and for small project and other services performed by our mobile services group in this segment.

Revenues of our Canada construction and facilities services segment increased by $45.6 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Revenues increased $9.5 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase in revenues for the three months ended September 30, 2007 compared to the same period in 2006 was primarily related to the commencement of work on various large projects that had been delayed from earlier in 2007. The increases in revenues for the three and nine months ended September 30, 2007 were positively affected by $7.8 million and $9.3 million, respectively, relating to the rate of exchange for Canadian dollars to United States dollars as a result of the strengthening of the Canadian dollar.

United Kingdom construction and facilities services revenues decreased $8.1 million and $1.7 million for the three and nine months ended September 30, 2007, respectively, compared to the three and nine months ended September 30, 2006, principally due to less rail project work performed as certain of our rail contracts are nearing completion and a decision not to pursue significant new contacts in the rail sector, partially offset by a $14.3 million and $43.1 million increase, respectively, relating to the rate of exchange for British pounds to United States dollars as a result of the strengthening of the British pound.

Other international construction and facilities services activities consist of operations in the Middle East. All of the current projects in this market are being performed through a joint venture. The results of the joint venture were accounted for under the equity method.

Cost of sales and Gross profit

The following table presents our cost of sales, gross profit, and gross profit as a percentage of revenues (in thousands, except for percentages):

                                               For the three months ended Sept. 30,    For the nine months ended Sept. 30,
                                               ------------------------------------    -----------------------------------
                                                  2007                      2006          2007                     2006
                                               ----------                ----------    ----------               ----------
Cost of sales                                  $1,331,887                $1,095,412    $3,696,996               $3,168,887
Gross profit                                      168,911                   143,988       462,523                  385,448
Gross profit, as a percentage of revenues            11.3%                     11.6%         11.1%                    10.8%

Our gross profit (revenues less cost of sales) increased $24.9 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Gross profit increased $77.1 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Gross profit as a percentage of revenues was 11.3% and 11.6% for the three months ended September 30, 2007 and 2006, respectively. Gross profit as a percentage of revenues was 11.1% and 10.8% for the nine months ended September 30, 2007 and 2006, respectively. The increase in gross profit for the 2007 periods compared to the 2006 periods was primarily attributable to: (a) increased awards to us of United States commercial, hospitality, high-tech and water/wastewater treatment construction projects; (b) improved performance on healthcare construction projects; (c) the addition of a United States mechanical construction company we acquired in October 2006; and (d) increased demand for small projects and other services performed by our mobile services group. The third quarter 2007 acquisitions contributed $7.4 million of gross profit for the three and nine months ended September 30, 2007. The increase in gross profit as a percentage of revenues for the nine month period primarily reflected the continuing trend in our construction project base toward higher margin work that is typically associated with the types of projects referred to in this paragraph and reduced losses from one company in our United States electrical construction and facilities services segment which had reported losses in the third quarter of 2006. However, gross profit improvement was partially offset by the losses recognized on certain United Kingdom rail contracts. Gross profit, as a percentage of revenues, decreased during the third quarter of 2007 compared to 2006 due to losses on the United Kingdom rail projects and less gross profit recognized due to amortization expense associated with the contract backlog of companies acquired in the third quarter of 2007.

Selling, general and administrative expenses

The following table presents our selling, general and administrative expenses and selling, general and administrative expenses as a percentage of revenues (in thousands, except for percentages):

                                                       For the three months ended Sept. 30,    For the nine months ended Sept. 30,
                                                       ------------------------------------    -----------------------------------
                                                         2007                        2006        2007                       2006
                                                       --------                    --------    --------                   --------
Selling, general and administrative expenses           $113,996                    $108,576    $348,711                   $315,219
Selling, general and administrative expenses,
  as a percentage of revenues                               7.6%                        8.8%        8.4%                       8.9%

Our selling, general and administrative expenses for the three months ended September 30, 2007 increased $5.4 million to $114.0 million compared to $108.6 million for the three months ended September 30, 2006. Selling, general and administrative expenses as a percentage of revenues were 7.6% for the three months ended September 30, 2007 compared to 8.8% for the three months ended September 30, 2006. Selling, general and administrative expenses as a percentage of revenues were 8.4% for the nine months ended September 30, 2007 compared to 8.9% for the nine months ended September 30, 2006. For the three and nine month periods ended September 30, 2007, compared to the three and nine months ended September 30, 2006, selling, general and administrative expenses increased primarily due to an increase in accruals for incentive-based compensation as a result of improved profits and the addition of companies acquired since September 30, 2006. However, this decrease in selling, general and administrative expenses as a percentage of revenues was primarily due to our ability to increase revenues without having to substantially increase overhead costs, a reduction in staff and facilities, particularly those associated with our United States facilities services segment (as a result of restructuring activities during 2006) and a reduction in deferred compensation expense for which our liability decreased corresponding with a reduction in the market price of our common stock in the third quarter of 2007.

Restructuring expenses

Restructuring expenses, primarily related to employee severance obligations, were zero and $0.09 million for the three and nine months ended September 30, 2007, respectively. As of September 30, 2007, we had no unpaid severance obligations. Restructuring expenses were $0.6 million for the three and nine months ended September 30, 2006, respectively. As of September 30, 2006, there were $0.1 million of unpaid restructuring obligations.

Operating income

The following  table presents our operating  income (loss) and operating  income
(loss) as a percentage of segment revenues from unrelated entities (in thousands, except for percentages):

                                                                       For the three months ended September 30,
                                                                      -----------------------------------------
                                                                                 % of                   % of
                                                                                Segment                Segment
                                                                        2007    Revenues      2006     Revenues
                                                                      --------  --------    --------   --------
Operating income (loss):
   United States electrical construction and facilities services      $ 21,304    6.1%      $ 11,577     3.7%
   United States mechanical construction and facilities services        33,445    5.5%        21,819     4.6%
   United States facilities services                                    15,112    5.7%        12,695     6.0%
                                                                      --------              --------
   Total United States operations                                       69,861    5.7%        46,091     4.6%
   Canada construction and facilities services                           3,041    2.6%           282     0.4%
   United Kingdom construction and facilities services                  (3,244)    --          1,344     0.8%
   Other international construction and facilities services               (164)    --           (296)     --
   Corporate administration                                            (14,579)    --        (12,009)     --
   Restructuring expenses                                                   --     --           (604)     --
                                                                      --------              --------
   Total worldwide operations                                           54,915    3.7%        34,808     2.8%

Other corporate items:
   Interest expense                                                     (1,399)                 (361)
   Interest income                                                       3,566                 1,824
   Minority interest                                                      (932)                 (828)
                                                                      --------              --------
Income from continuing operations before income taxes                 $ 56,150              $ 35,443
                                                                      ========              ========


                                                                       For the nine months ended September 30,
                                                                      -----------------------------------------
                                                                                 % of                   % of
                                                                                Segment                Segment
                                                                        2007    Revenues      2006     Revenues
                                                                      --------  --------    --------   --------
Operating income (loss):
   United States electrical construction and facilities services      $ 53,409    5.3%      $ 31,015     3.3%
   United States mechanical construction and facilities services        75,271    4.5%        40,253     3.2%
   United States facilities services                                    32,607    4.6%        24,816     4.1%
                                                                      --------              --------
   Total United States operations                                      161,287    4.7%        96,084     3.4%
   Canada construction and facilities services                           2,649    1.1%         3,126     1.3%
   United Kingdom construction and facilities services                  (4,995)    --          6,907     1.3%
   Other international construction and facilities services               (442)    --            254      --
   Corporate administration                                            (44,687)    --        (36,142)     --
   Restructuring expenses                                                  (93)    --           (604)     --
                                                                      --------              --------
   Total worldwide operations                                          113,719    2.7%        69,625     2.0%

Other corporate items:
   Interest expense                                                     (2,487)               (1,702)
   Interest income                                                      10,143                 3,894
   Minority interest                                                    (2,046)                 (337)
                                                                      --------              --------
Income from continuing operations before income taxes                 $119,329              $ 71,480
                                                                      ========              ========

As described below in more detail, our operating income increased by $20.1 million for the three months ended September 30, 2007 to $54.9 million compared to operating income of $34.8 million for the three months ended September 30, 2006. Operating income increased by $44.1 million for the nine months ended September 30, 2007 to $113.7 million compared to operating income of $69.6 million for the nine months ended September 30, 2006.

United States electrical construction and facilities services operating income of $21.3 million for the three months ended September 30, 2007 increased $9.7 million compared to operating income of $11.6 million for the three months ended September 30, 2006. Operating income of $53.4 million for the nine months ending September 30, 2007 increased $22.4 million compared to operating income of $31.0 million for the nine months ended September 30, 2006. This increase in operating income in the three and nine months ended September 30, 2007 was primarily the result of increased revenues from the strong commercial and hospitality construction markets, the performance of water/wastewater treatment construction projects and completion of certain high-tech projects, in addition to higher margin work typically associated with commercial, hospitality and high-tech construction projects. Additionally, we had reduced losses from one company in this segment for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006, respectively. Selling, general and administrative expenses increased for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006, respectively, principally due to increases in incentive compensation, partially offset by our continued focus on overhead cost control that resulted in cost reductions at certain subsidiaries and a reduction in deferred compensation expense for which our liability decreased corresponding with a reduction in the market price of our common stock in the third quarter of 2007.

United States mechanical construction and facilities services operating income for the three months ended September 30, 2007 was $33.4 million, an $11.6 million improvement compared to operating income of $21.8 million for the three months ended September 30, 2006. Operating income for the nine months ended September 30, 2007 was $75.3 million, a $35.0 million improvement compared to operating income of $40.3 million for the nine months ended September 30, 2006. These improvements were primarily due to increased hospitality, commercial, high-tech and water/wastewater treatment construction projects, improved performance of healthcare construction projects, the addition of a United States mechanical construction company we acquired in October 2006 and higher margin work typically associated with hospitality, commercial and high-tech construction projects. The increases in selling, general and administrative expenses were primarily attributable to companies acquired after September 30, 2006 and increases in incentive compensation for the three and nine months ended September 30, 2007 when compared to the same periods of 2006, partially offset by a reduction in deferred compensation expense for which our liability decreased corresponding with a reduction in the market price of our common stock in the third quarter of 2007.

United States facilities services operating income for the three months ended September 30, 2007 was $15.1 million compared to operating income of $12.7 million for the third quarter of 2006. Operating income for the nine months ended September 30, 2007 was $32.6 million compared to operating income of $24.8 million for the first nine months of 2006. This increase in operating income for the 2007 three and nine month periods was primarily due to more efficient performance on certain site-based contracts, increased revenues from site-based government facilities services contracts, a continuing shift toward new site-based contracts with higher margins than had been the case with some past contracts, increased income from small projects and other services by our mobile services group in this segment and the reduction in staff and facilities effected primarily in the third and fourth quarters of 2006. Companies acquired during the third quarter of 2007 contributed $3.8 million to the increase in operating income before amortization expense for the three and nine months ended September 30, 2007. Amortization expense related to identifiable intangible assets attributable to third quarter 2007 acquisitions was $2.3 million for the three and nine months ended September 30, 2007.

Our Canada construction and facilities services operating income was $3.0 million for the three months ended September 30, 2007 compared to operating income of $0.3 million for the three months ended September 30, 2006. This segment's operating income was $2.6 million for the nine months ended September 30, 2007 compared to operating income of $3.1 million for the nine months ended September 30, 2006. Included in the operating income for the nine months ended September 30, 2007 was a $1.4 million gain on sale of property. The improvement in third quarter operating income was primarily attributable to the increase in revenues and improved contract performance compared to the prior year's third quarter.

Our United Kingdom construction and facilities services operating loss for the three months ended September 30, 2007 was $3.2 million compared to operating income of $1.3 million for the three months ended September 30, 2006. Operating loss for the nine months ended September 30, 2007 was $5.0 million compared to operating income of $6.9 million for the nine months ended September 30, 2006. These operating losses in the 2007 three and nine months periods compared to the same 2006 periods were primarily attributable to losses on certain rail projects and an increase in pension costs associated with the United Kingdom defined benefit pension plan, partially offset by improved operating income from facilities services work. These operating losses were unfavorably impacted by $0.6 million for the three and nine months ended September 30, 2007 relating to the rate of exchange for British pounds to United States dollars as a result of the strengthening of the British pound.

Other international construction and facilities services operating loss was $0.2 million for the three months ended September 30, 2007 compared to operating loss of $0.3 million for the three months ended September 30, 2006. Operating loss was $0.4 million for the nine months ended September 30, 2007 compared to operating income of $0.3 million for the nine months ended September 30, 2006.

Our corporate administration expenses for the three months ended September 30, 2007 were $14.6 million compared to $12.0 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, corporate administration expenses were $44.7 million compared to $36.1 million for the nine months ended September 30, 2006. The increase in these expenses was primarily due to increased compensation accruals based on achievement of earnings for the three and nine months ended September 30, 2007. Additionally, compensation and related staffing expenses increased for the three and nine months ended September 30, 2007, compared to the same prior year periods, in order to support current and projected business growth.

Interest income for the three months ended September 30, 2007 was $3.6 million compared to $1.8 million for the three months ended September 30, 2006. Interest income for the nine months ended September 30, 2007 was $10.1 million compared to $3.9 million for the nine months ended September 30, 2006. The increases in interest income were primarily related to more cash available to invest combined with higher rates of return in the current year periods. Interest expense for the three months ended September 30, 2007 and 2006 was $1.4 million and $0.4 million, respectively. Interest expense for the nine months ended September 30, 2007 and 2006 was $2.5 million and $1.7 million, respectively. This increase in interest expense was primarily due to the $300.0 million of long-term debt incurred in September 2007 to finance part of the Ohmstede acquisition.

For the three months ended September 30, 2007 and 2006, our income tax provision was $19.1 million and $13.4 million, respectively. For the nine months ended September 30, 2007 and 2006, our income tax provision was $45.4 million and $25.8 million, respectively. The income tax provisions were recorded at effective income tax rates of 38% and 36%, before certain adjustments, for the nine months ended September 30, 2007 and 2006, respectively. Our effective income tax rate was 34% for the three months ended September 30, 2007 and was lower than the effective income tax rate for the nine months ended September 30, 2007 primarily due to a revised estimate of the United Kingdom income before income taxes for fiscal 2007. The income tax provision for the nine months ended September 30, 2006 includes an adjustment of certain compensation arrangements for income tax purposes.

Liquidity and Capital Resources

The following table presents our net cash provided by (used in) operating activities, investing activities and financing activities and the effect of exchange rate changes on cash and cash equivalents (in thousands):

                                                                    For the nine months ended Sept. 30,
                                                                    -----------------------------------
                                                                       2007                     2006
                                                                    ----------               ----------
Net cash provided by operating activities                           $ 132,740                $144,045
Net cash used in investing activities                               $(500,763)               $(18,646)
Net cash provided by financing activities                           $ 314,263                $ 10,637
Effect of exchange rate changes on cash and cash equivalents        $   3,102                $  4,701

Our consolidated cash balance decreased by approximately $50.7 million from $273.7 million at December 31, 2006 to $223.1 million at September 30, 2007. The decrease in net cash provided by operating activities for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was primarily due to an increase in accounts receivable related to the growth in our revenues, particularly during the current quarter. Net cash used in investing activities of $500.8 million in the nine months ended September 30, 2007 increased $482.1 million compared to $18.6 million used in the nine months ended September 30, 2006 and was primarily due to a $487.5 million increase in payments for acquisitions of Ohmstede and other businesses, identifiable intangible assets and related earn-out agreements, partially offset by a $4.2 million increase in proceeds from the sale of discontinued operations, a $2.4 million increase in proceeds from sale of property, plant and equipment and a $2.0 million decrease in investment and advances to unconsolidated entities and joint ventures. Net cash used for financing activities of $314.3 million in the nine months ended September 30, 2007 compared to $10.6 million provided by financing activities for the nine months ended September 30, 2006 was primarily attributable to the $300.0 million of long-term debt incurred in September 2007 to finance part of the Ohmstede acquisition.

                                                           Payments Due by Period
                                                     ---------------------------------
                                                      Less
          Contractual                                 than      1-3     4-5     After
          Obligations                      Total     1 year    years   years   5 years
--------------------------------         --------    ------   ------   -----   -------

Other long-term debt                     $    0.4    $  0.1   $  0.2   $ 0.1   $   --
Capital lease obligations                     1.5       0.5      0.8     0.2       --
Operating leases                            184.2      48.0     70.8    36.9     28.5
Open purchase obligations (1)               909.9     682.5    216.6    10.8       --
Other long-term obligations (2)             254.4      31.6    196.4    26.4       --
                                         --------    ------   ------   -----   ------
Total Contractual Obligations            $1,350.4    $762.7   $484.8   $74.4   $ 28.5
                                         ========    ======   ======   =====   ======

                                                                 Amount of
                                                      Commitment Expiration by Period
                                                     ---------------------------------
                                                      Less
        Other Commercial                   Total      than      1-3     4-5     After
          Commitments                    Committed   1 year    years   years   5 years
--------------------------------         ---------   ------   ------   -----   -------
Revolving Credit Facility (3)            $     --    $   --   $   --   $  --   $   --
Term Loan                                   300.0       2.3    297.7      --       --
Letters of credit                            50.8        --     50.8      --       --
Guarantees                                   25.0        --       --      --     25.0
                                         --------    ------   ------   -----   ------
Total Commercial Obligations             $  375.8    $  2.3   $348.5   $  --   $ 25.0
                                         ========    ======   ======   =====   ======


(1) Represents open purchase orders for material and subcontracting costs related to construction and service contracts. These purchase orders are not reflected in EMCOR's condensed consolidated balance sheets and should not impact future cash flows, as amounts will be recovered through customer billings.
(2) Represents primarily insurance related liabilities, a pension plan liability and liabilities for unrecognized income tax benefits classified as other long-term liabilities in the condensed consolidated balance sheets. Cash payments for insurance related liabilities may be payable beyond three years, but it is not practical to estimate these payments. We provide funding to our pension plans based on the minimum funding required by applicable regulations. In determining the minimum required funding, we utilize current actuarial assumptions and exchange rates to forecast estimates of amounts that may be payable for up to five years in the future. In our judgment, minimum funding estimates beyond a five year time horizon cannot be reliably estimated, and therefore, have not been included in the table. At our discretion, we may fund more than the minimum required funding.
(3) We classify these borrowings as short-term on our Condensed Consolidated Balance Sheets because of our intent and ability to repay the amounts on a short-term basis. As of September 30, 2007, there were no borrowings outstanding under the Revolving Credit Facility.

Our revolving credit agreement (the "Revolving Credit Facility") provides for a credit facility of $375.0 million. As of September 30, 2007 and December 31, 2006, we had approximately $50.8 million and $55.6 million of letters of credit outstanding, respectively, under the Revolving Credit Facility. There were no borrowings under the Revolving Credit Facility as of September 30, 2007 or December 31, 2006.

On September 19, 2007, we entered into a $300.0 million Term Loan Agreement ("Term Loan"). The proceeds were used to pay a portion of the consideration for the acquisition of Ohmstede and costs and expenses incident thereto. The Term Loan contains financial covenants, representations and warranties and events of default. The Term Loan covenants require, among other things, maintenance of certain financial ratios and certain restrictions with respect to payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We are required to make principal payments on the Term Loan in installments on the last day of March, June, September and December of each year, commencing March 2008 in the amount of $750,000, together with interest on the then outstanding principal amount. A final payment comprised of all remaining principal and interest is due on October 17, 2010. The Term Loan is secured by substantially all of our assets and substantially all of the assets of substantially all of our U.S. subsidiaries. The Term Loan bears interest at (1) the prime commercial lending rate announced by Bank of Montreal from time to time (7.75% at September 30, 2007) plus 0.0% to 0.5% based on certain financial tests or (2) U.S. dollar LIBOR (5.12% at September 30, 2007) plus 1.0% to 2.25% based on certain financial tests. The interest rate in effect at September 30, 2007 was 6.62%.

Our Canadian subsidiary, Comstock Canada Ltd., has a credit agreement with a bank providing for an overdraft facility of up to Cdn. $0.5 million. The facility is secured by a standby letter of credit and provides for interest at the bank's prime rate, which was 6.25% at September 30, 2007. There were no borrowings outstanding under this credit agreement at September 30, 2007 or December 31, 2006.

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

The terms of our construction contracts frequently require that we obtain from surety companies ("Surety Companies") and provide to our customers payment and performance bonds ("Surety Bonds") as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of September 30, 2007, based on our percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, had there been defaults on all our existing contractual obligations, would have been approximately $1.3 billion. The Surety Bonds are issued by Surety Companies which charge varying amounts of premiums based on the size and type of bond.

In recent years, there has been a reduction in the aggregate surety bond issuance capacity of Surety Companies due to industry consolidations and other factors. Consequently, the availability of Surety Bonds has become more limited and the terms upon which Surety Bonds are available have become more restrictive. We continually monitor our available limits of Surety Bonds and discuss with our current and other Surety Bond providers the amount of Surety Bonds that may be available to us based on our financial strength and the absence of any default by us on any Surety Bond we have previously obtained. However, if we experience changes in our bonding relationships or if there are further changes in the surety industry, we may need to seek to satisfy certain customer requests for Surety Bonds by posting other forms of collateral in lieu of Surety Bonds such as letters of credit or guarantees by EMCOR Group, Inc., by seeking to convince customers to forego the requirement for Surety Bonds, by increasing our activities in business segments that less frequently require Surety Bonds such as the facilities services segment and/or by refraining from bidding for certain projects that require large Surety Bonds. There can be no assurance that we will be able to effectuate alternatives to providing Surety Bonds to our customers or to obtain, on favorable terms, sufficient additional work that does not require Surety Bonds to replace projects requiring Surety Bonds that we may decline to pursue. Accordingly, if we were to experience a reduction in the availability of Surety Bonds, we could experience a material adverse effect on our financial position, results of operations and/or cash flows.

We do not have any other financial guarantees or off-balance sheet arrangements other than those disclosed herein.

Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain the Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient to enable us to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash. We may also increase liquidity through an equity offering or issuance of other debt instruments. Short-term changes in macroeconomic trends may have an effect, positively or negatively, on liquidity. In addition to managing borrowings, our focus on the facilities services market is intended to provide an additional buffer against economic downturns inasmuch as the facilities services business is characterized by annual and multi-year contracts that provide a more predictable stream of cash flow than the construction business. Short-term liquidity is also impacted by the type and length of construction contracts in place. During economic downturns, such as the downturn that the engineering and construction industry experienced from 2001 through 2004, there were typically fewer small discretionary projects from the private sector, and companies like us aggressively bid larger long-term infrastructure and public sector contracts. Performance of long duration contracts typically requires working capital until initial billing milestones are achieved. While we strive to maintain a net over-billed position with our customers, there can be no assurance that a net over-billed position can be maintained; however, we have been successful during the 2006 and 2007 periods of strong demand for non-residential construction services to substantially increase our net over-billed position. Our net over-billings, defined as the balance sheet accounts "billings in excess of costs and estimated earnings on uncompleted contracts" less "cost and estimated earnings in excess of billings on uncompleted contracts", were $457.7 million and $264.2 million as of September 30, 2007 and December 31, 2006, respectively.

Long-term liquidity requirements can be expected to be met through cash generated from operating activities, our Revolving Credit Facility and, if required, the sale of various secured or unsecured debt and/or equity interests in the public and private markets. Based upon our current credit ratings and financial position, we can reasonably expect to be able (a) to incur long-term debt, such as the Term Loan of $300.0 million borrowed in September 2007 to fund, in part, the purchase of Ohmstede and/or (b) to issue equity. Over the long term, our primary revenue risk factor continues to be the level of demand for non-residential construction services, which is in turn influenced by macroeconomic trends including interest rates and governmental economic policy. In addition to the primary revenue risk factor, our ability to perform work at profitable levels is critical in meeting long-term liquidity requirements.

We believe that our current cash balances and our borrowing capacity available under our Revolving Credit Facility or other forms of financing available through debt or equity offerings, combined with cash expected to be generated from operations, will be sufficient to provide short-term and foreseeable long-term liquidity and meet expected capital expenditure requirements. However, we are a party to lawsuits and other proceedings in which other parties seek to recover from us amounts ranging from a few thousand dollars to over $78.0 million. If we were required to pay damages in one or more such proceedings, such payments could have a material adverse effect on our financial position, results of operations and/or cash flows.

Certain Insurance Matters

As of September 30, 2007 and December 31, 2006, we utilized approximately $44.8 million and $51.6 million, respectively, of letters of credit obtained under our Revolving Credit Facility as collateral for our insurance obligations.

New Accounting Pronouncements

On January 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", an
interpretation of FASB Statement No. 109, "Accounting for Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the adoption of FIN 48 and recognition of the cumulative effect of adoption of a new accounting principle, we recorded a $0.3 million increase in the liability for unrecognized income tax benefits, with an offsetting reduction in retained earnings. As of September 30, 2007, the total liability for unrecognized income tax benefits was $6.4 million, the reversal of which would reduce the effective income tax rate if and when recognized. We recognized interest and penalties related to uncertain tax positions in the income tax provision. As of September 30, 2007, we had approximately $1.6 million of accrued interest related to uncertain tax positions included in the liability on the Condensed Consolidated Balance Sheet, of which approximately $0.8 million and $1.1 million were recorded during the three and nine months ended September 30, 2007. It is possible that approximately $2.0 million of income tax liability related to uncertain intercompany transfer pricing items will become a recognized income tax benefit in the next twelve months due to the closing of open tax years. The tax years 2003 to 2006 remain open to examination by United States taxing jurisdictions, and the tax years 2000 to 2006 remain open to examination by foreign taxing jurisdictions.

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

Application of Critical Accounting Policies

The condensed consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are described in Note B - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of the annual report on Form 10-K for the year ended December 31, 2006. There was no initial adoption of any accounting policies during the three and nine months ended September 30, 2007, except for the adoption of FIN 48. We believe that some of the more critical judgment areas in the application of accounting policies that affect our financial condition and results of operations are estimates and judgments pertaining to (a) revenue recognition from (i) long-term construction contracts for which the percentage-of-completion method of accounting is used and (ii) services contracts, (b) collectibility or valuation of accounts receivable, (c) insurance liabilities, (d) income taxes and (e) goodwill and identifiable intangible assets.

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

Accounts Receivable

We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of the past due balances. The provision for doubtful accounts during the three and nine months ended September 30, 2007 reflects a reduction of $2.6 million and $2.9 million, respectively. For the three and the nine months ended September 30, 2006, the provision for doubtful accounts was $1.1 million and $2.4 million, respectively. At September 30, 2007 and December 31, 2006, accounts receivable of $1,442.2 million and $1,184.4 million, respectively, included allowances of $22.3 million and $25.0 million, respectively. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to deterioration of its financial condition or its credit ratings. The allowance requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis and as additional information is received.

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

Income Taxes

We have net deferred tax liabilities resulting from non-deductible temporary differences of $23.3 million at September 30, 2007 and net deferred tax assets resulting from deductible temporary differences of $28.2 million at December 31, 2006, respectively, which will impact our taxable income in future periods. The change during 2007 in the deductible temporary differences primarily related to non-deductible goodwill and identifiable intangible assets from the Ohmstede acquisition and other items reflected as temporary differences. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. As of September 30, 2007 and December 31, 2006, the total valuation allowance on gross deferred tax assets was approximately $10.9 million and $12.9 million, respectively, the decrease in which was attributable to a capital gain recognized on the sale of our interest in the CBRE joint venture. The tax benefit of this sale was recorded in results from discontinued operations in the Condensed Consolidated Statement of Operations.

Goodwill and Identifiable Intangible Assets

As of September 30, 2007, we had $592.5 million and $206.6 million, respectively, of goodwill and net identifiable intangible assets (primarily based on the market values of our backlog, customer relationships, non-competition agreements and trade names), primarily arising out of the acquisition of companies. As of December 31, 2006, goodwill and net identifiable intangible assets were $288.2 million and $38.3 million, respectively. The increases in the goodwill and net identifiable intangible assets (net of accumulated amortization) since December 31, 2006 were related to the acquisition of four companies during the third quarter of 2007. During 2007, the purchase price accounting for our acquisition of a United States mechanical construction company in October 2006 was finalized. As a result, identifiable intangible assets ascribed to its goodwill, backlog and customer relationships and to a non-competition agreement were adjusted with an insignificant impact. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies. FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142") requires that goodwill and other intangible assets with indefinite useful lives not be amortized, but instead be tested at least annually for impairment (which we test each October 1), and be written down if impaired, rather than amortized as previous standards required. Furthermore, Statement 142 requires that identifiable intangible assets with finite lives be amortized over their useful lives. Changes in strategy and/or market conditions may result in adjustments to recorded intangible asset balances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have not used any material derivative financial instruments during the three and nine months ended September 30, 2007 and 2006, including trading or speculation on changes in interest rates or commodity prices of materials used in our business.

We are exposed to market risk for changes in interest rates for borrowings under the Revolving Credit Facility and the Term Loan. Borrowings under the Revolving Credit Facility and the Term Loan bear interest at variable rates, and the fair value of borrowings are not affected by changes in market interest rates. As of September 30, 2007, there were no borrowings outstanding under the Revolving Credit Facility and the balance on the Term Loan was $300.0 million. Both instruments bear interest at (1) a rate which is the prime commercial lending rate announced by Harris Nesbitt from time to time (7.75% at September 30, 2007) plus 0.0% to 0.5% based on certain financial tests or (2) United States dollar LIBOR (5.12% at September 30, 2007) plus 1.0% to 2.25% based on certain financial tests. The interest rates in effect at September 30, 2007 were 7.75% and 6.62% for the prime commercial lending rate and the United States dollar LIBOR, respectively. Letter of credit fees issued under the Revolving Credit Facility range from 1.0% to 2.25% of the respective face amounts of the letters of credit issued and are charged based on the type of letter of credit issued and certain financial tests. The Revolving Credit Facility and the Term Loan expire in October 2010. There is no guarantee that we will be able to renew the Revolving Credit Facility at its expiration. Based on the $300.0 million borrowings outstanding on the Term Loan, if the overall interest rates were to increase by 1.0%, the net of tax interest expense would increase approximately $1.8 million in the next twelve months. Conversely, if the overall interest rates were to decrease by 1.0%, interest expense, net of income taxes, would decrease by approximately $1.8 million in the next twelve months.

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

In addition, we are exposed to market risk of fluctuations in prices of certain commodities such as copper and steel utilized in both our construction and facilities services operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of over 6,000 vehicles. While we believe we can increase our prices to adjust for some price increases in commodities and energy, there can be no assurance that continued price increases of commodities and energy, if they occur, will be recoverable.

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

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. - OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS

There have been no new material developments during the quarter ended September 30, 2007 regarding legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2006 (the "2006 Form 10-K") or in our Form 10-Q for the quarter ended June 30, 2007.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

A special meeting of stockholders of EMCOR (the "Special Meeting") was held on September 18, 2007. At the Special Meeting, our stockholders approved an amendment to our Restated Certificate of Incorporation authorizing an increase in the number of shares of our common stock from 80 million shares to 200 million shares. 38,855,056 shares voted in favor of approval, 15,997,601 shares voted against approval and 7,640 shares abstained from voting thereon.

 ITEM 6.  EXHIBITS.

Exhibit                                                                     Incorporated By Reference to or
   No.         Description                                                             Page Number
-----------    --------------------------------------------------------     -------------------------------------------

2(a-1)         Purchase Agreement dated as of February 11, 2002 by          Exhibit 2.1 to EMCOR's Report on Form
               and among Comfort Systems USA, Inc. and EMCOR-CSI            8-K dated February 14, 2002
               Holding Co.

2(a-2)         Purchase and Sale Agreement dated as of August 20, 2007      Exhibit 2.1 to EMCOR's Report on Form 8-K
               between FR X Ohmstede Holdings LLC and EMCOR Group, Inc.     (Date of Report August 20, 2007)

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

3(a-4)         Amendment dated January 27, 2006 to the Restated             Exhibit 3(a-4) to EMCOR's Annual Report on
               Certificate of Incorporation                                 Form 10-K for the year ended December 31,
                                                                            2005 ("2005 Form 10-K")

3(a-5)         Amendment dated September 18, 2007 to the Restated           Exhibit A to EMCOR'S Proxy Statement
               Certificate of Incorporation                                 dated August 17, 2007 for Special Meeting
                                                                            of Stockholders held September 18, 2007

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

4(b)           Assignment and Acceptance dated October 14, 2005 between     Exhibit 4(b) to 2005 Form 10-K
               Harris Nesbitt Financing, Inc. ("HNF") as assignor, and
               Bank of Montreal, as assignee of 100% interest of HNF in
               the Credit Agreement to Bank of Montreal

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

Exhibit                                                                     Incorporated By Reference to or
   No.         Description                                                             Page Number
-----------    --------------------------------------------------------     -------------------------------------------
4(g)           Assignment and Acceptance dated November 29, 2005            Exhibit 4(g) to 2005 Form 10-K
               between Bank of Montreal, as assignor, and Northern
               Trust Company, as assignee, of 20% interest of Bank of
               Montreal in the Credit Agreement to Bank of Montreal

4(h)           Term Loan Agreement dated as of September 19, 2007           Exhibit 4.1(a) to EMCOR's Form 8-K
               among EMCOR, Bank of Montreal, as Administrative             (Date of Report September 9, 2007)
               Agent, and the several financial institutions listed
               on the signature pages thereof


4(i)           Second Amended and Restated Security Agreement dated as      Exhibit 4.1(b) to EMCOR's Form 8-K
               of September 19, 2007 among EMCOR, certain of its U.S.       (Date of Report September 9, 2007)
               subsidiaries, and Harris N.A., as Agent

4(j)           Second Amended and Restated Pledge Agreement dated as        Exhibit 4.1(c) to EMCOR's Form 8-K
               of September 19, 2007 among EMCOR, certain of its U.S.       (Date of Report September 9, 2007)
               subsidiaries, and Harris N.A., as Agent

4(k)           Guaranty Agreement by certain of EMCOR's U.S.                Exhibit 4.1(d) to EMCOR's Form 8-K
               subsidiaries in favor of Harris N.A., as Agent               (Date of Report September 9, 2007)

4(l)           First Amendment dated as of September 19, 2007 to            Exhibit 4.1(e) to EMCOR's Form 8-K
               Amended and Restated Credit Agreement effective October      (Date of Report September 9, 2007)
               14, 2005 among EMCOR, Harris N.A., as Agent, and certain
               other lenders party thereto

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

10(e)          Form of Confidentiality Agreement                            Exhibit C to Guzzi Letter Agreement

10(f)          Form of Indemnification Agreement between EMCOR and          Exhibit F to Guzzi Letter Agreement
               each of its officers and directors

10(g-1)        Severance Agreement ("Guzzi Severance Agreement")dated       Exhibit D to the Guzzi Letter Agreement
               October 25, 2005 between Anthony Guzzi and EMCOR

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

10(h-3)        Amendment to Section 13 of the 1994 Option Plan              Exhibit (g-3) to 2001 Form 10-K


Exhibit                                                                     Incorporated By Reference to or
   No.         Description                                                             Page Number
-----------    --------------------------------------------------------     -------------------------------------------
10(i-1)        1995 Non-Employee Directors' Non-Qualified Stock Option      Exhibit 10(p) to 2001 Form 10-K
               Plan ("1995 Option Plan")

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

10(j-2)        Amendment to Section 9 of the 1997 Option Plan               Exhibit 10(i-2) to 2001 Form 10-K

10(k)          1997 Stock Plan for Directors                                Exhibit 10(l) to 1999 Form 10-K

10(l-1)        Continuity Agreement dated as of June 22, 1998 between       Exhibit 10(a) to EMCOR's Quarterly Report
               Frank T. MacInnis and EMCOR ("MacInnis Continuity            on Form 10-Q for the quarter ended June 30,
               Agreement")                                                  1998 ("June 1998 Form 10-Q")

10(l-2)        Amendment dated as of May 4, 1999 to MacInnis Continuity     Exhibit 10(h) for the quarter ended June 30,
               Agreement                                                    1999 ("June 1999 Form 10-Q")

10(l-3)        Amendment dated as of March 1, 2007 to MacInnis              Exhibit 10(l-3) to the March 2007 Form
               Continuity Agreement                                         10-Q

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

10(n-2)        Amendment dated as of May 4, 1999 to Matz Continuity         Exhibit 10(m) to the June 1999 Form 10-Q
               Agreement

10(n-3)        Amendment dated as of January 1, 2002 to Matz Continuity     Exhibit 10(o-3) to Form 10-Q for the quarter
               Agreement                                                    ended March 31, 2002 ("March 2002 10-Q")

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

10(o-2)        Amendment dated as of May 4, 1999 to Pompa Continuity        Exhibit 10(n) to the June 1999 Form 10-Q
               Agreement

10(o-3)        Amendment dated as of January 1, 2002 to Pompa               Exhibit 10(p-3) to the March 2002 10-Q
               Continuity Agreement

10(o-4)        Amendment dated as of March 1, 2007 to Pompa                 Exhibit 10(o-4) to the March 2007 Form
               Continuity Agreement                                         10-Q

10(p-1)        Change of Control Agreement dated as of October 25, 2004     Exhibit E to Guzzi Letter Agreement
               between Anthony Guzzi ("Guzzi") and EMCOR ("Guzzi
               Continuity Agreement")


Exhibit                                                                     Incorporated By Reference to or
   No.         Description                                                             Page Number
-----------    -------------------------------------------------------      -------------------------------------------
10(p-2)        Amendment dated as of March 1, 2007 to Guzzi Continuity      Exhibit 10(p-2) to the March 2007 Form
               Agreement                                                    10-Q

10(q)          Release and Settlement Agreement dated December 22,          Exhibit 10(q) to 1999 Form 10-K
               1999 between Thomas D. Cunningham and EMCOR

10(r)          Separation Agreement and Mutual release dated April 3,       Exhibit 10.1 to EMCOR's Report on Form
               2006 between Leicle E. Chesser and EMCOR                     8-K (Date of Report April 4, 2006)

10(s-1)        Executive Stock Bonus Plan, as amended (the "Stock Bonus     Exhibit 4.1 to EMCOR's Registration
               Plan")                                                       Statement on Form S-8 (No. 333-112940)
                                                                            filed with the Securities and Exchange
                                                                            Commission on February 18, 2004 (the
                                                                            "2004 Form S-8")

10(s-2)        Amendment to Executive Stock Bonus Plan                      Exhibit 10(s-2) to the March 2007 Form
                                                                            10-Q

10(s-3)        Form of Certificate Representing Restrictive Stock Units     Exhibit 10.1 to EMCOR's Report on Form
               ("RSU's") issued under the Stock Bonus Plan Manditorily      8-K (Date of Report March 4, 2005)
               Awarded                                                      ("March 4, 2005 Form 8-K")

10(s-4)        Form of Certificate Representing RSU's issued under the      Exhibit 10.2 to March 4, 2005 Form 8-K
               Stock Bonus Plan Voluntarily Awarded

10(t)          Incentive Plan for Senior Executive Officers of EMCOR        Exhibit 10.3 to March 4, 2005 Form 8-K
               Group, Inc. ("Incentive Plan for Senior Executives")

10(u)          First Amendment to Incentive Plan for Senior Executives      Exhibit 10(t) to 2005 Form  10-K

10(v)          EMCOR Group, Inc. Long-Term Incentive Plan                   Exhibit 10 to Form 8-K (Date of Report
                                                                            December 15, 2005)

10(w-1)        2003 Non-Employee Directors' Stock Option                    Exhibit A to EMCOR's proxy statement
                                                                            ("2003 Proxy Statement") Plan for its
                                                                            annual meeting held on June 12, 2003

10(w-2)        First Amendment to 2003 Non-Employee Directors' Stock        Exhibit 10(u-2) to EMCOR's Annual Report
               Option Plan                                                  on Form 10-K for the year ended December
                                                                            31, 2006 ("2006 Form 10-K")

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

10(x-3)        Second Amendment to 2003 Management Stock Incentive          Exhibit 10(u-3) to 2006 Form 10-K
               Plan

10(y)          Form of Stock Option Agreement evidencing grant of stock     Exhibit 10.1 to Form 8-K (Date of
               options under the 2003 Management Stock Incentive Plan       Report January 5, 2005)

10(z)          Key Executive Incentive Bonus Plan                           Exhibit B to EMCOR's Proxy Statement
                                                                            for its annual meeting held June 16,
                                                                            2005 ("2005 Proxy Statement")

10(a)(a)       2005 Management Stock Incentive Plan                         Exhibit C to EMCOR's 2003 Proxy
                                                                            Statement


Exhibit                                                                     Incorporated By Reference to or
   No.          Description                                                            Page Number
------------    -------------------------------------------------------     -------------------------------------------
10(a)(a-1)      First Amendment to 2005 Management Stock Incentive Plan     Exhibit 10(z) to 2006 Form 10-K

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

10(g)(g)        Form of EMCOR Option Agreement for Directors granted        Exhibit 4.8 to 2004 Form S-8
                June 19, 2002, October 25, 2002 and February 27, 2003

10(h)(h)        Form of EMCOR Option Agreement for Executive Officers       Exhibit 10(g)(g) to 2005 Form 10-K
                and Guzzi dated January 3, 2005

10(i)(i)        2007 Incentive Plan                                         Exhibit B to EMCOR's Proxy Statement
                                                                            for its annual meeting held June 20,
                                                                            2007

10(j)(j)        Release and Settlement Agreement dated February 25, 2004    Exhibit 10(a)(a) to EMCOR's Annual
                between Jeffrey M. Levy and EMCOR                           Report on Form 10-K for the year ended
                                                                            December 31, 2004 ("2004 Form 10-K")

10(k)(k)        Form of letter agreement between EMCOR and each             Exhibit 10(b)(b) to 2004 Form 10-K
                Executive Officer with respect to acceleration of options
                granted January 2, 2003 and January 2, 2004

11              Computation of Basic EPS and Diluted EPS for the three      Note C of the Notes to the Condensed
                and nine months ended September 30, 2007 and 2006           Consolidated Financial Statements


31.1            Certification Pursuant to Section 302 of the Sarbanes-      Page ___
                Oxley Act of 2002 by the Chairman of the Board of
                Directors and Chief Executive Officer *

31.2            Certification Pursuant to Section 302 of the Sarbanes-      Page ___
                Oxley Act of 2002 by the Executive Vice President and
                Chief Financial Officer *

32.1            Certification Pursuant to Section 906 of the Sarbanes-      Page ___
                Oxley Act of 2002 by the Chairman of the Board of
                Directors and Chief Executive Officer **

32.2            Certification Pursuant to Section 906 of the Sarbanes-      Page ___
                Oxley Act of 2002 by the Executive Vice President and
                Chief Financial Officer **

--------------

*    Filed Herewith
**   Furnished Herewith

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: October 25, 2007
                                               EMCOR GROUP, INC.
                               -------------------------------------------------
                                                 (Registrant)


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

Date:  October 25, 2007
                                                    /s/FRANK T. MACINNIS
                                           -------------------------------------
                                                      Frank T. MacInnis
                                                   Chairman of the Board of
                                                        Directors and
                                                    Chief Executive Officer

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

Date:  October 25, 2007
                                                      /s/MARK A. POMPA
                                            ------------------------------------
                                                        Mark A. Pompa
                                                 Executive Vice President and
                                                   Chief Financial Officer

                                                                    Exhibit 32.1





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of EMCOR Group, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank T. MacInnis, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:    October 25, 2007                          /s/FRANK T. MACINNIS
                                             -----------------------------------
                                                     Frank T. MacInnis
                                                  Chairman of the Board of
                                                       Directors and
                                                  Chief Executive Officer

                                                                    Exhibit 32.2





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of EMCOR Group, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark A. Pompa, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:    October 25, 2007                           /s/MARK A. POMPA
                                             -----------------------------------
                                                      Mark A. Pompa
                                               Executive Vice President and
                                                 Chief Financial Officer