Form 10-K
period 2007-12-31
EMCOR GROUP INC
filed 2008-02-21
CIK 105634

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [_]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. Yes [_] No [X]

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large Accelerated Filer [X] Accelerated Filer [_] Non-Accelerated Filer [_]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

     The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,824,000,000 as of the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price on the New York Stock Exchange reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock (based solely on filings of such 5% holders) have been excluded from such calculation as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Number of shares of the registrant's common stock outstanding as of the close of business on February 15, 2008: 65,228,381 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III. Portions of the definitive proxy statement for the 2008 Annual Meeting of Stockholders, which document will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K relates, are incorporated by reference into Items 10 through 14 of Part III of this Form 10-K.

================================================================================

                                                     TABLE OF CONTENTS

                                                                                                                      PAGE

                                                           PART I

Item 1.  Business

           General ..................................................................................................    1

           Operations ...............................................................................................    2

           Competition ..............................................................................................    4

           Employees ................................................................................................    5

           Backlog ..................................................................................................    5

           Available Information ....................................................................................    5

Item 1A. Risk Factors ...............................................................................................    5

Item 1B. Unresolved Staff Comments ..................................................................................    9

Item 2.  Properties .................................................................................................   10

Item 3.  Legal Proceedings ..........................................................................................   13

Item 4.  Submission of Matters to a Vote of Security Holders ........................................................   13

         Executive Officers of the Registrant .......................................................................   14

                                                          PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities   15

Item 6.  Selected Financial Data ....................................................................................   17

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations ......................   17

Item 7A. Quantitative and Qualitative Disclosures about Market Risk .................................................   30

Item 8.  Financial Statements and Supplementary  Data ...............................................................   31

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .......................   63

Item 9A. Controls and Procedures ....................................................................................   63

Item 9B. Other Information ..........................................................................................   63

                                                          PART III

Item 10. Directors, Executive Officers and Corporate Governance .....................................................   64

Item 11. Executive Compensation .....................................................................................   64

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters .............   64

Item 13. Certain Relationships and Related Transactions, and Director Independence ..................................   64

Item 14. Principal Accounting Fees and Services .....................................................................   64

                                                          PART IV

Item 15. Exhibits and Financial Statement Schedules .................................................................   65

                      [This Page Intentionally Left Blank]

                           FORWARD-LOOKING STATEMENTS

     Certain information included in this report, or in other materials we have filed or will file with the Securities and Exchange Commission (the "SEC") (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Such statements are being made pursuant to the 1995 Act and with the intention of obtaining the benefit of the "Safe Harbor" provisions of the 1995 Act. Forward-looking statements are based on information available to us and our perception of such information as of the date of this report and our current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "may," "can," "could," "might," variations of such wording and other words or phrases of similar meaning in connection with a discussion of our future operating or financial performance, and other aspects of our business, including market share growth, gross profit, project mix, projects with varying profit margins, selling, general and administrative expenses, and trends in our business and other characterizations of future events or circumstances. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in press releases, in our presentations, on our web site and in other material released to the public. Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are only predictions and are subject to risks, uncertainties and assumptions, including those identified below in the "Risk Factors" section, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, and other sections of this report, and in our Forms 10-Q for the three months ended March 31, 2007, June 30, 2007 and September 30, 2007 and in other reports filed by us from time to time with the SEC as well as in press releases, in our presentations, on our web site and in other material released to the public. Such risks, uncertainties and assumptions are difficult to predict, beyond our control and may turn out to be inaccurate causing actual results to differ materially from those that might be anticipated from our forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.

                      [This Page Intentionally Left Blank]

                                     PART I

ITEM 1. BUSINESS

     References to the "Company," "EMCOR," "we," "us," "our" and words of similar import refer to EMCOR Group, Inc. and its consolidated subsidiaries unless the context indicates otherwise.

GENERAL

     We are one of the largest electrical and mechanical construction and facilities services firms in the United States, Canada, the United Kingdom and in the world. In 2007, we had revenues of approximately $5.9 billion. We provide services to a broad range of commercial, industrial, utility and institutional customers through approximately 70 principal operating subsidiaries and joint venture entities. Our offices are located throughout the United States, in Canada and in the United Kingdom. In the Middle East, we carry on business through a joint venture. Our executive offices are located at 301 Merritt Seven, Norwalk, Connecticut 06851-1060, and our telephone number at those offices is
(203) 849-7800.

     We specialize principally in providing construction services relating to electrical and mechanical systems in facilities of all types and in providing comprehensive services for the operation, maintenance and management of substantially all aspects of such facilities, commonly referred to as "facilities services."

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

     Our facilities services businesses, which support the operation of a customer's facilities, include:

     o    Industrial maintenance and services;

     o    Commercial and government site-based operations and maintenance;

     o    Military base operations support services;

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

     We provide construction services and facilities services directly to corporations, municipalities and other governmental entities, owners/developers and tenants of buildings. We also provide these services indirectly by acting as a subcontractor to general contractors, systems suppliers and other subcontractors. Worldwide, we have approximately 29,000 employees.

     Our revenues are derived from many different customers in numerous industries which have operations in several different geographical areas. Of our 2007 revenues, approximately 81% were generated in the United States and approximately 19% were generated internationally. In 2007, approximately 50% of revenues were derived from new construction projects, 23% were derived from renovation and retrofit of customer's existing facilities and 27% were derived from facilities services operations.

     The broad scope of our operations is more particularly described below. For information regarding the revenues, operating income and total assets of each of our segments with respect to each of the last three fiscal years, and our revenues and assets attributable to the United States, Canada, the United Kingdom and all other foreign countries, see Note N - Segment Information of the notes to consolidated financial statements included in this report.

OPERATIONS

     The electrical and mechanical construction services industry has a high growth rate due principally to the ever increasing content and complexity of electrical and mechanical systems in all types of projects. This increasing content and complexity is, in part, a result of the expanded use of computers and more technologically advanced voice and data communications, lighting and environmental control systems in all types of facilities. For these reasons, buildings need extensive electrical distribution systems. In addition, advanced voice and data communication systems require more sophisticated power supplies and extensive low-voltage and fiber-optic communications cabling. Moreover, the need for substantial environmental controls within a building, due to the heightened need for climate control to maintain extensive computer systems at optimal temperatures, and the demand for energy savings and environmental control in individual spaces have created expanded opportunities for our electrical and mechanical services businesses. The demand for these services is typically driven by non-residential construction and renovation activity. Total spending in the United States for non-residential construction exceeded $630.0 billion in 2007, an increase of 15.6% from such spending in 2006, according to the United States Census Bureau. This increase in spending has been driven by, among other things, lower office and commercial vacancy rates, higher manufacturing utilization rates and institutional and governmental infrastructure spending.

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

     Our United States electrical and mechanical construction services operations accounted for about 60% of our 2007 revenues, of which revenues approximately 68% were related to new construction and approximately 32% were related to renovation and retrofit projects. Our United Kingdom and Canada electrical and mechanical construction services operations accounted for approximately 13% of our 2007 revenues, of which revenues approximately 73% were related to new construction and approximately 27% were related to renovation and retrofit projects. We provide electrical and mechanical construction services for both large and small installation and renovation projects. Our largest projects include those: (a) for institutional use (such as water and wastewater treatment facilities, hospitals, correctional facilities and research laboratories); (b) for industrial use (such as pharmaceutical plants, steel, pulp and paper mills, chemical, food, automotive and semiconductor manufacturing facilities and oil refineries); (c) for transportation projects (such as highways, airports and transit systems); (d) for commercial use (such as office buildings, data centers, hotels, casinos, convention centers, sports stadiums, shopping malls and resorts); and (e) for power generation and energy management projects. Our largest projects, which typically range in size from $10.0 million up to and occasionally exceeding $50.0 million and are frequently multi-year projects, represented about 35% of our construction services revenues in 2007.

     Our projects of less than $10.0 million accounted for approximately 65% of our 2007 electrical and mechanical construction services revenues. These projects are typically completed in less than one year. They usually involve electrical and mechanical construction services when an end-user or owner undertakes construction or modification of a facility to accommodate a specific use. These projects frequently require electrical and mechanical systems to meet special needs such as critical systems power supply, fire protection systems, special environmental controls and high-purity air systems, sophisticated electrical and mechanical systems for data centers, trading floors in financial services businesses, new production lines in manufacturing plants and office arrangements in existing office buildings. They are not usually dependent upon the new construction market. Demand for these projects and types of services is often prompted by the expiration of leases, changes in technology or changes in the customer's plant or office layout in the normal course of a customer's business.

     We have expanded our United States fire protection systems business through acquisitions in 2007 and 2006. In 2007, our fire protection systems business revenues were over $200.0 million, and these revenues are included in our United States mechanical construction and facilities services segment.

     We have a broad customer base with many long-standing relationships. We perform services pursuant to contracts with owners, such as corporations, municipalities and other governmental entities, general contractors, systems suppliers, construction managers, developers, other subcontractors and tenants of commercial properties. Institutional and public works projects are frequently long-term complex projects that require significant technical and management skills and the financial strength to obtain bid and performance bonds, which are often a condition to bidding for and winning these projects.

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

     These facilities services, which generated approximately 27% of our 2007 revenues, are provided to owners, operators, tenants and managers of all types of facilities both on a contract basis for a specified period of time and on an individual task order basis. Of our 2007 facilities services revenues, approximately 80% were generated in the United States and approximately 20% were generated internationally.

     In 1997, we established a subsidiary to expand our facilities services operations in the United States. This division has built on our traditional electrical and mechanical services operations, facilities services activities at our electrical and mechanical contracting subsidiaries, and our client relationships, as well as acquisitions, to expand the scope of services being offered and to develop packages of services for customers on a regional, national and global basis.

     Our United States facilities services division now offers a broad range of facilities services, including maintenance and service of electrical and mechanical systems, which we have historically provided to customers following completion of construction projects, and industrial maintenance and services, commercial and government site-based operations and maintenance, military base operations support services, mobile maintenance and services, facilities management, installation and support for building systems, technical consulting and diagnostic services, small modification and retrofit projects and program development, management and maintenance of energy systems.

     We have experienced an expansion in the demand for our facilities services which we believe is driven by customers' decisions to focus on their own core competencies, customers' programs to reduce costs, the increasing technical complexity of their facilities and their mechanical, electrical, voice and data and other systems, and the need for increased reliability, especially in electrical and mechanical systems. These trends have led to outsourcing and privatization programs whereby customers in both the private and public sectors seek to contract out those activities that support, but are not directly associated with, the customer's core business. Our clients requiring facilities services include the federal government, utilities, refineries, and major corporations engaged in information technology, telecommunications, pharmaceuticals, petrochemicals, financial services, publishing and manufacturing.

     In Washington D.C., we are the second largest facilities services provider to the federal government behind the General Services Administration and currently provide facilities services to such preeminent buildings as the Ronald Reagan Building, the second largest federal government facility after the Pentagon. We also provide facilities services to a number of military bases, including base operations support services to the Navy Capital Region, which, among other facilities, includes the Bethesda Naval Hospital, the Naval Research Laboratory and the Washington Navy Yard. We are also involved in joint ventures providing facilities services to the Navy, including one providing facilities services to the Naval Submarine Base in Bangor, Washington and the Naval Hospital in Bremerton, Washington. The agreements pursuant to which this division provides services to the federal government are subject to renegotiation of terms and prices, termination by the government prior to the expiration of the term and non-renewal.

     In September 2007, we expanded our facilities services business in the industrial sector by acquiring FR X Ohmstede Acquisition Co. ("Ohmstede"). Headquartered in Beaumont, Texas, Ohmstede is the leading North American provider of aftermarket maintenance and repair services, replacement parts and fabrication services for highly engineered shell and tube heat exchangers for refineries and the petrochemical industry. Through Ohmstede, we provide in-shop repairs and customized design and manufacturing for heat exchangers as well as related equipment at five facilities on the U.S. Gulf Coast and at a facility in the Los Angeles, California area and provide cleaning services for heat exchangers at one of our Texas facilities. In addition, we provide aftermarket maintenance of shell and tube heat exchangers in the field. These services are tailored to meet customer needs for scheduled turnarounds or specialty callout service. We also have embedded multi-year contracts with refineries pursuant to which our crews and equipment are located at customers' plants, allowing our employees to perform specialty services for heat exchangers and related equipment on a daily basis.

     We currently provide facilities services in a majority of states and as part of our operations are responsible for: (a) the oversight of all or most of a business' facilities operations, including operation and maintenance; (b) the oversight of logistical processes; (c) tenant services and management; (d) servicing, upgrade and retrofit of HVAC, electrical, plumbing and industrial piping and sheet metal systems in existing facilities; (e) diagnostic and solution engineering for building systems and their components; and (f) as a result of our Ohmstede acquisition, on-site field services for refineries.

     Our United Kingdom subsidiary also has a division that focuses on facilities services. This division currently provides a full range of facilities services to public and private sector customers under multi-year agreements.

     Our EMCOR Energy Services business designs, constructs and operates energy-related projects and facilities on a turn-key basis. Currently, we operate several central heating and cooling plants/power and cogeneration facilities and provide maintenance services for high-voltage and boiler systems under multi-year contracts. In addition, we provide consulting and national program energy management services under multi-year agreements and energy efficiency system retrofits. Our energy services business' recent projects include: (a) engineering, procurement and construction of two renewable energy facilities to process landfill gas into pipeline quality natural gas; (b) construction of several multi-megawatt cogeneration projects for Johnson & Johnson, the University of New Hampshire and Pluma Sierra Rural Electric Cooperative; and (c) provision of evaluation, engineering, project development, and construction management services for the San Francisco Public Utilities Commission, Pacific Gas & Electric Company and Southern California Edison for self generation and alternative generation projects and a wide range of conservation and efficiency projects. In addition, we have recently been selected to design, build and operate three multi-megawatt renewable energy projects in Connecticut - two for hospitals and one for a municipality. Over the past five years, we have also completed a number of energy-related projects ranging from basic life safety standby systems to complete utility grade peaking power plants and cogeneration/central utility plants supplying thermal and power requirements completely separated from utilities' electrical grids. This business is reported within our United States facilities services segment.

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

COMPETITION

     We believe that the electrical and mechanical construction services business is highly fragmented and our competition includes thousands of small companies across the United States and around the world. We also compete with national, regional and local companies, many of which are small, owner-operated entities that operate in a limited geographic area. However, there are a few public companies focused on providing electrical and mechanical construction services, such as Integrated Electrical Services, Inc. and Comfort Systems USA, Inc. A majority of our revenues are derived from projects requiring competitive bids; however, an invitation to bid is often conditioned upon prior experience, technical capability and financial strength. Because we have total assets, annual revenues, net worth, access to bank credit and surety bonding and expertise significantly greater than most of our competitors, we believe we have a significant competitive advantage over our competitors in providing electrical and mechanical construction services. Competitive factors in the electrical and mechanical construction services business include: (a) the availability of qualified and/or licensed personnel; (b) reputation for integrity and quality;
(c) safety record; (d) cost structure; (e) relationships with customers; (f) geographic diversity; (g) the ability to control project costs; (h) experience in specialized markets; (i) the ability to obtain surety bonding; (j) adequate working capital; and (k) access to bank credit. However, there are relatively few significant barriers to entry to several types of our construction services business.

     While the facilities services business is also highly fragmented with most competitors operating in a specific geographic region, a number of large corporations such as Johnson Controls, Inc., Fluor Corp., UNICCO Service Company, Washington Group International, CB Richard Ellis Group, Inc., Jones Lang LaSalle, ABM Facility Services and Linc Facility Services, LLC are engaged in this field, as are large original equipment manufacturers such as Carrier Corp. and Trane Air Conditioning. With respect to our Ohmstede industrial services operations, Ohmstede is the leading North American provider of aftermarket maintenance and repair services, replacement parts and fabrication services for highly engineered shell and tube heat exchangers. The key competitive factors in the facilities services business include price, service, quality, technical expertise, geographic scope and the availability of qualified personnel and managers. Due to our size, both financial and geographic, and our technical capability and management experience, we believe we are in a strong competitive position in the facilities services business.

EMPLOYEES

     We presently employ approximately 29,000 people, approximately 73% of whom are represented by various unions pursuant to more than 400 collective bargaining agreements between our individual subsidiaries and local unions. We believe that our employee relations are generally good. Only one of these collective bargaining agreements is national or regional in scope.

BACKLOG

     We had backlog as of December 31, 2007 of approximately $4.49 billion, compared with backlog of approximately $3.50 billion as of December 31, 2006. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of the facilities services contracts. However, if the remaining term of a facilities services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only 12 months of revenues.

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

     Our Board of Directors has an audit committee, a compensation and personnel committee and a nominating and corporate governance committee. Each of these committees has a formal charter. We also have Corporate Governance Guidelines, which include guidelines regarding related party transactions, a Code of Ethics for our Chief Executive Officer and Senior Financial Officers, and a Code of Ethics and Business Conduct for Directors, Officers and Employees. Copies of these charters, guidelines and codes, and any waivers or amendments to such codes which are applicable to our executive officers, senior financial officers or directors, can be obtained free of charge from our web site, www.emcorgroup.com.

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

     AN ECONOMIC DOWNTURN MAY LEAD TO LESS DEMAND FOR OUR CONSTRUCTION SERVICES. The demand for construction services from our customers has been, and will likely continue to be, cyclical in nature and vulnerable to downturn in the industries we service, as well as the economies we operate in. If the general level of economic activity slows, it is possible that our ultimate customers may delay or cancel new projects. For example, economic downturns in the past have led to increased bankruptcies and pricing pressures. These factors contribute to the delay and cancellation of projects, especially with respect to more profitable private sector work, and impact our operations and ability to continue to grow at historical levels. A number of other factors, including financing conditions for the industries we serve, could further adversely affect our ultimate customers and their ability or willingness to fund capital expenditures in the future or pay for past services. In addition, consolidation, competition or capital constraints in the industries of our ultimate customers may result in reduced spending by such customers. If there is a significant economic downturn, reducing in particular the availability of more profitable private sector work, our results of operations are likely to be adversely affected.

     AN INCREASE IN THE PRICE OF CERTAIN MATERIALS USED IN OUR BUSINESSES COULD ADVERSELY AFFECT OUR BUSINESSES. We are exposed to market risk of fluctuations in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in both our construction and facilities services operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of over 7,500 vehicles. Most of our construction contracts do not allow us to adjust our prices and, as a result, increases in material or fuel costs could reduce our profitability.

     OUR INDUSTRY IS HIGHLY COMPETITIVE. Our industry is served by numerous small, owner-operated private companies, a few public companies and several large regional companies. In addition, relatively few barriers prevent entry into most of our businesses. As a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors. Competition in our industry depends on numerous factors, including price. Certain of our competitors have lower overhead cost structures and, therefore, are able to provide their services at lower rates than we are currently able to provide. In addition, some of our competitors have greater resources than we do. We cannot be certain that our competitors will not develop the expertise, experience and resources necessary to provide services that are superior in both price and quality to our services. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within the industry or maintain a customer base at current levels. We may also face competition from the in-house service organizations of existing or prospective customers, particularly with respect to facilities services. Many of our customers employ personnel who perform some of the same types of facilities services that we do. We cannot be certain that our existing or prospective customers will continue to outsource facilities services in the future.

     OUR BUSINESS MAY ALSO BE AFFECTED BY ADVERSE WEATHER CONDITIONS. Adverse weather conditions, particularly during the winter season, could affect our ability to perform efficient work outdoors in certain regions of the United States, the United Kingdom and Canada. As a result, we could experience reduced revenues in the first and fourth quarters of each year. In addition, cooler than normal temperatures during the summer months could reduce the need for our services, and we may experience reduced revenues and profitability during the period such weather conditions persist.

     OUR BUSINESS MAY BE AFFECTED BY THE WORK ENVIRONMENT. We perform our work under a variety of conditions, including but not limited to, difficult terrain, difficult site conditions and busy urban centers where delivery of materials and availability of labor may be impacted, clean-room environments where strict procedures must be followed, and sites which may have been exposed to environmental hazards. Performing work under these conditions can negatively affect efficiency, and, therefore, our profitability.

     OUR DEPENDENCE UPON FIXED PRICE CONTRACTS COULD ADVERSELY AFFECT OUR BUSINESS. We currently generate, and expect to continue to generate, a significant portion of our revenues under fixed price contracts. We must estimate the costs of completing a particular project to bid for fixed price contracts. The actual cost of labor and materials, however, may vary from the costs we originally estimated. These variations, along with other risks, inherent in performing fixed price contracts, may cause actual gross profits from projects to differ from those we originally estimated and could result in reduced profitability or losses on projects. Depending upon the size of a particular project, variations from the estimated contract costs can have a significant impact on our operating results for any fiscal quarter or year.

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

     MANY OF OUR CONTRACTS, ESPECIALLY OUR FACILITIES SERVICES CONTRACTS, MAY BE CANCELED ON SHORT NOTICE, AND WE MAY BE UNSUCCESSFUL IN REPLACING SUCH CONTRACTS IF THEY ARE CANCELED OR AS THEY ARE COMPLETED OR EXPIRE. We could experience a decrease in revenues, net income and liquidity if any of the following occur:

     o    customers cancel a significant number of contracts;

     o we fail to win a significant number of our existing contracts upon re-bid;

     o we complete a significant number of non-recurring projects and cannot replace them with similar projects; or

     o we fail to reduce operating and overhead expenses consistent with any decrease in our revenues.

     We may be unsuccessful at generating internal growth. Our ability to generate internal growth will be affected by, among other factors, our ability to:

     o expand the range of services offered to customers to address their evolving needs;

     o    attract new customers; and

     o    increase the number of projects performed for existing customers.

     In addition, our customers may reduce the number or size of projects available to us due to their inability to obtain capital or pay for services provided. Many of the factors affecting our ability to generate internal growth are beyond our control, and we cannot be certain that our strategies will be successful or that we will be able to generate cash flow sufficient to fund our operations and to support internal growth. If we are not successful, we may not be able to achieve internal growth, expand operations or grow our business.

     THE DEPARTURE OF KEY PERSONNEL COULD DISRUPT OUR BUSINESS. We depend on the continued efforts of our senior management. The loss of key personnel, or the inability to hire and retain qualified executives, could negatively impact our ability to manage our business. However, we have executive development and management succession plans in place in order to minimize any such negative impact.

     WE MAY BE UNABLE TO ATTRACT AND RETAIN SKILLED EMPLOYEES. Our ability to grow and maintain productivity and profitability will be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We are dependent upon our project managers and field supervisors who are responsible for managing our projects; and there can be no assurance that any individual will continue in his or her capacity for any particular period of time. Industry-wide competition for such management talent has increased and the loss of such qualified employees could have an adverse effect on our business. We cannot be certain that we will be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy or that labor expenses will not increase as a result of a shortage in the supply of these skilled personnel. Labor shortages or increased labor costs could impair our ability to maintain our business or grow our revenues.

     OUR UNIONIZED WORKFORCE COULD ADVERSELY AFFECT OUR OPERATIONS. As of December 31, 2007, approximately 73% of our employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. However, only one of our collective bargaining agreements is national or regional in scope, and our collective bargaining agreements do not necessarily expire at the same time. Strikes or work stoppages would adversely impact our relationships with our customers and could have a material adverse effect on our financial condition, results of operations and cash flows.

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

     ADVERSE RESOLUTION OF LITIGATION AND OTHER LEGAL PROCEEDINGS MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION. We are a party to lawsuits and other legal proceedings, most of which are in the normal course of our business. Litigation and other legal proceedings can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular legal proceeding could have a material adverse effect on our business, operating results, financial condition, and in some cases, on our reputation or our ability to obtain projects from governmental entitites. See Item 3. Legal Proceedings, for more information regarding certain legal proceedings in which we are involved.

     OPPORTUNITIES WITHIN THE GOVERNMENT SECTOR COULD LEAD TO INCREASED GOVERNMENTAL REGULATION APPLICABLE TO US AND UNRECOVERABLE STARTUP COSTS. Most government contracts are awarded through a regulated competitive bidding process. As we pursue increased opportunities in the government arena, particularly in our facilities services segment, management's focus associated with the start-up and bidding process may be diverted away from other opportunities. If we are to be successful in being awarded additional government contracts, a significant amount of costs could be required before any revenues are realized from these contracts. In addition, as a government contractor we are subject to a number of procurement rules and other regulations, any deemed violation of which could lead to fines or penalties or a loss of business. Government agencies routinely audit and investigate government contractors. Government agencies may review a contractor's performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. If government agencies determine through these audits or review that costs are improperly allocated to specific contracts, they will not reimburse the contractor for those costs or may require the contractor to refund previously reimbursed costs. If government agencies determine that we are engaged in improper activity, we may be subject to civil and criminal penalties. Government contracts are also subject to renegotiation of profit, termination by the government prior to the expiration of the term and non-renewal by the government.

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

     Surety market conditions have in recent years become more difficult as a result of significant losses incurred by many surety companies, both in the construction industry as well as in certain large corporate bankruptcies. Consequently, less overall bonding capacity is available in the market than in the past, and surety bonds have become more expensive and restrictive. Further, under standard terms in the surety market, surety companies issue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing any bonds.

     Current or future market conditions, as well as changes in our sureties' assessment of their operating and financial risk, could cause our surety companies to decline to issue, or substantially reduce the amount of, bonds for our work and could increase our bonding costs. These actions can be taken on short notice. If our surety companies were to limit or eliminate our access to bonding, our alternatives would include seeking bonding capacity from other surety companies, increasing business with clients that do not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. Accordingly, if we were to experience an interruption or reduction in the availability of bonding capacity, we may be unable to compete for or work on certain projects.

     WE ARE EFFECTIVELY SELF-INSURED AGAINST MANY POTENTIAL LIABILITIES. Although we maintain insurance policies with respect to a broad range of risks, including automobile liability, general liability, workers' compensation and employee group health, these policies do not cover all possible claims and certain of the policies are subject to large deductibles. Accordingly, we are effectively self-insured for a substantial number of actual and potential claims. Our estimates for unpaid claims and expenses are based on known facts, historical trends and industry averages, utilizing the assistance of an actuary. We reflect these liabilities in our balance sheet as "Other accrued expenses and liabilities" and "Other long-term obligations." The determination of such estimated liabilities and their appropriateness are reviewed and updated at least quarterly. However, these liabilities are difficult to assess and estimate due to many relevant factors, the effects of which are often unknown, including the severity of an injury or damage, the determination of liability in proportion to other parties, the timeliness of reported claims, the effectiveness of our risk management and safety programs and the terms and conditions of our insurance policies. Our accruals are based upon known facts, historical trends and our reasonable estimate of future expenses, and we believe such accruals are adequate. However, unknown or changing trends, risks or circumstances, such as increases in claims, a weakening economy, increases in medical costs, changes in case law or legislation or changes in the nature of the work we perform, could render our current estimates and accruals inadequate. In such case, adjustments to our balance sheet may be required and these increased liabilities would be recorded in the period that the experience becomes known. Insurance carriers may be unwilling, in the future, to provide our current levels of coverage without a significant increase in insurance premiums and/or collateral requirements to cover our deductible obligations. Increased collateral requirements may be in the form of additional letters of credit, and an increase in collateral requirements could significantly reduce our liquidity. If insurance premiums increase, and/or if insurance claims are higher than our estimates, our profitability could be adversely affected.

     WE MAY INCUR LIABILITIES OR SUFFER NEGATIVE FINANCIAL IMPACT RELATING TO OCCUPATIONAL, HEALTH AND SAFETY MATTERS. Our operations are subject to extensive laws and regulations relating to the maintenance of safe conditions in the workplace. While we have invested, and will continue to invest, substantial resources in our robust occupational, health and safety programs, our industry involves a high degree of operational risk, and there can be no assurance that we will avoid significant liability exposure. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and other consequential damages and could lead to suspension of operations, large damage claims and, in extreme cases, criminal liability.

     Our customers seek to minimize safety risks on their sites and they frequently review the safety records of outside contractors during the bidding process. If our safety record were to substantially deteriorate over time, we might become ineligible to bid on certain work and our customers could cancel our contracts and not award us future business.

     IF WE FAIL TO INTEGRATE FUTURE ACQUISITIONS SUCCESSFULLY, THIS COULD ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS. As part of our growth strategy, we acquire companies that expand, complement or diversify our business. Future acquisitions may expose us to operational challenges and risks, including the diversion of management's attention from our existing business, the failure to retain key personnel or customers of an acquired business, the assumption of unknown liabilities of the acquired business for which there are inadequate reserves and the potential impairment of acquired intangible assets. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify and acquire desirable business and successfully integrate any businesses acquired.

     OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED AS A RESULT OF GOODWILL IMPAIRMENTS. When we acquire a business, we record an asset called "goodwill" equal to the excess amount paid for the business, including liabilities assumed, over the fair value of the tangible and intangible assets of the business acquired. In 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations" which requires that all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142") provides that goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead must be tested at least annually for impairment, and identifiable intangible assets that have finite useful lives should continue to be amortized over their useful lives. Statement 142 also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. Statement 142 requires management to make certain estimates and assumptions to allo-cate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Fair value is determined using discounted estimated future cash flow. Absent any impairment indicators, we perform impairment tests annually each October 1. Impairments, if any, would be recognized as operating expenses and would adversely affect profitability.

     AMOUNTS INCLUDED IN OUR BACKLOG MAY NOT RESULT IN ACTUAL REVENUES OR TRANSLATE INTO PROFITS. Many of our contracts do not require purchase of a minimum amount of services. In addition, many contracts are cancellable on short notice. We have historically experienced variances in the components of backlog related to project delays or cancellations resulting from weather conditions, external market factors and economic factors beyond our control, and it is possible that we could experience such delays or cancellations in the future. If our backlog fails to materialize, we could experience a reduction in revenues and a decline in profitability, which would result in a deterioration of our financial condition, profitability and liquidity.

     WE ACCOUNT FOR THE MAJORITY OF OUR CONSTRUCTION PROJECTS USING THE PERCENTAGE-OF-COMPLETION ACCOUNTING METHOD; THEREFORE, VARIATIONS OF ACTUAL RESULTS FROM OUR ASSUMPTIONS MAY REDUCE OUR PROFITABILITY. We recognize revenues on construction contracts using the percentage-of-completion accounting method. See Application of Critical Accounting Policies in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Under the percentage-of-completion accounting method, we record revenue as work on the contract progresses. The cumulative amount of revenues recorded on a contract at a specified point in time is that percentage of total estimated revenues that incurred costs to date bear to total estimated costs. Accordingly, contract revenues and total cost estimates are reviewed and revised monthly as the work progresses. Adjustments are reflected in contract revenues in the period when such estimates are revised. Estimates are based on management's reasonable assumptions and experience, but are only estimates. Variation of actual results from assumptions on an unusually large project or on a number of average size projects could be material. We are also required to immediately recognize the full amount of the estimated loss on a contract when estimates indicate such a loss. Such adjustments and accrued losses could result in reduced profitability, which would negatively impact our cash flow from operations.

     CERTAIN PROVISIONS OF OUR CORPORATE GOVERNANCE DOCUMENTS COULD MAKE AN ACQUISITION OF US, OR A SUBSTANTIAL INTEREST IN US, MORE DIFFICULT. The following provisions of our certificate of incorporation and bylaws, as currently in effect, as well as Delaware law, could discourage potential proposals to acquire us, delay or prevent a change in control of us or limit the price that investors may be willing to pay in the future for shares of our common stock:

     o our certificate of incorporation permits our board of directors to issue "blank check" preferred stock and to adopt amendments to our bylaws;

     o our bylaws contain restrictions regarding the right of our stockholders to nominate directors and to submit proposals to be considered at stockholder meetings;

     o our certificate of incorporation and bylaws restrict the right of our stockholders to call a special meeting of stockholders and to act by written consent; and

     o we are subject to provisions of Delaware law, which prohibit us from engaging in any of a broad range of business transactions with an "interested stockholder" for a period of three years following the date such stockholder becomes classified as an interested stockholder.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     Our operations are conducted primarily in leased properties. The following table lists major facilities, both leased and owned, and identifies the business segment that is the principal user of each such facility.

                                                                LEASE EXPIRATION
                                                  APPROXIMATE     DATE, UNLESS
                                                  SQUARE FEET        OWNED
                                                  -----------   ----------------

CORPORATE HEADQUARTERS
301 Merritt Seven
Norwalk, Connecticut ..........................        32,500       10/31/09

OPERATING FACILITIES
4050 Cotton Center Boulevard
Phoenix, Arizona (a) ..........................        30,603       3/31/08

1200 North Sickles Drive
Tempe, Arizona (b) ............................        29,000        Owned

601 S. Vincent Avenue
Azusa, California (c) .........................        33,450       10/31/08

3208 Landco Drive
Bakersfield, California (c) ...................        49,875       6/30/12

20545 Belshaw Avenue
Carson, California (a) ........................        29,227       8/31/12

1168 Fesler Street
El Cajon, California (b) ......................        48,360       8/31/10

24041 Amador Street
Hayward, California (b) .......................        40,000       10/31/11

25601 Clawiter Road
Hayward, California (b) .......................        34,800       6/30/14

4462 Corporate Center Drive
Los Alamitos, California (c) ..................        57,863       8/14/11

825 Howe Road
Martinez, California (c) ......................       109,800       12/31/12

19800 Normandie Avenue
Torrance, California (a) ......................        36,264       3/31/14

8670 Younger Creek Drive
Sacramento, California (a) ....................        54,135       1/13/12

940 Remillard Court
San Jose, California (a) ......................       119,560       7/31/17

9505 and 9525 Chesapeake Drive
San Diego, California (c) .....................        25,124       12/31/11

4405 and 4420 Race Street
Denver, Colorado (b) ..........................        31,340       9/30/16

345 Sheridan Boulevard
Lakewood, Colorado (c) ........................        63,000        Owned

3145 Northwoods Parkway
Norcross, Georgia (c) .........................        25,808       1/31/12

400 Lake Ridge Drive
Smyrna, Georgia (a) ...........................        30,000       9/30/12

3100 Woodcreek Drive
Downers Grove, Illinois (c) ...................        55,551       7/31/17

1406 Cardinal Court
Urbana, Illinois (b) ..........................        30,500       9/30/12

7614 and 7720 Opportunity Drive
Fort Wayne, Indiana (b) .......................       136,695       10/31/08

                                                                LEASE EXPIRATION
                                                  APPROXIMATE     DATE, UNLESS
                                                  SQUARE FEET        OWNED
                                                  -----------   ----------------


2655 Garfield Road
Highland, Indiana (c) .........................        45,816       6/30/11

3100 and 3116 Brinkerhoff Road
Kansas City, Kansas (b) .......................        42,836       11/30/08

4250 Highway 30
St. Gabriel, Louisiana (a) ....................        90,000        Owned

1750 Swisco Road
Sulphur, Louisiana (a) ........................       112,000        Owned

4530 Hollins Ferry Road
Baltimore, Maryland (b) .......................        26,792        Owned

80 Hawes Way
Stoughton, Massachusetts (a) (b) ..............        36,000       6/10/13

3555 W. Oquendo Road
Las Vegas, Nevada (c) .........................        90,000       11/30/08

348 New Country Road
Secaucus, New Jersey (b) ......................        37,905       12/31/12

301 and 305 Suburban Avenue
Deer Park, New York (b) .......................        33,535       3/31/10

111-01 and 109-15 14th Avenue
College Point, New York (c) ...................        82,000       2/28/11

516 West 34th Street
New York, New York (c) ........................        25,000       6/30/12

Two Penn Plaza
New York, New York (a) (c) ....................        55,891       1/31/16

704 Clinton Avenue South
Rochester, New York (a) .......................        30,000       7/31/11

2900 Newpark Drive
Barberton, Ohio (b) ...........................        91,831       11/1/17

10,14,15,17 and 21 West Voorhees Street
Cincinnati, Ohio (a) ..........................        34,189       9/30/11

3976 Southern Avenue
Cincinnati, Ohio (a) ..........................        44,815       12/31/08

2300-2310 International Street
Columbus, Ohio (c) ............................        25,500       10/31/12

9815 Roosevelt Boulevard
Philadelphia, Pennsylvania (a) ................        33,405       11/30/11

4067 New Getwell Road
Memphis, Tennessee (a) ........................        36,000       1/31/08

937 Pine Street
Beaumont, Texas (a) ...........................        78,962        Owned

895 N. Main Street
Beaumont, Texas (a) ...........................        75,000        Owned

410 Flato Road
Corpus Christi, Texas (a) .....................        57,000        Owned

5550 Airline Drive
Houston, Texas (b) ............................        78,483       12/31/09

512 Norwood Drive
Houston, Texas (b) ............................        28,000       12/31/09

515 Norwood Drive
Houston, Texas (b) ............................        25,780       12/31/09

                                                                LEASE EXPIRATION
                                                  APPROXIMATE     DATE, UNLESS
                                                  SQUARE FEET        OWNED
                                                  -----------   ----------------

12415 Highway 225
La Porte, Texas (a) ...........................        78,000        Owned

1574 South West Temple
Salt Lake City, Utah (c) ......................       120,904    Month-To-Month

320 23rd Street
Arlington, Virginia (a) .......................        43,028        3/5/10

22930 Shaw Road
Dulles, Virginia (c) ..........................        32,616       2/28/15

3280 Formex Road
Richmond, Virginia (a) ........................        30,640       7/31/08

8657 South 190th Street
Kent, Washington (b) ..........................        46,125       6/30/08

6950 Gisholt Drive
Madison, Wisconsin (b) ........................        32,000       5/30/09

400 Parkdale Avenue N.
Hamilton, Ontario, Canada (d) .................        48,826       5/24/11


     We believe that our property, plant and equipment are well maintained, in good operating condition and suitable for the purposes for which they are used.

     See Note L - Commitments and Contingencies of the notes to consolidated financial statements for additional information regarding lease costs. We utilize substantially all of our leased or owned facilities and believe there will be no difficulty either in negotiating the renewal of our real property leases as they expire or in finding alternative space, if necessary.

-------------

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

ITEM 3. LEGAL PROCEEDINGS

     On March 14, 2003, John Mowlem Construction plc ("Mowlem") presented a claim in arbitration against our United Kingdom subsidiary, EMCOR Group (UK) plc (formerly named EMCOR Drake & Scull Group plc) ("D&S"), in connection with a subcontract D&S entered into with Mowlem with respect to a project for the United Kingdom Ministry of Defence at Abbey Wood in Bristol, U.K. Mowlem seeks damages arising out of alleged defects in the D&S design and construction of the electrical and mechanical engineering services for the project. Mowlem's claim is for 39.5 million British pounds sterling (approximately $78.5 million), which includes costs allegedly incurred by Mowlem in connection with rectification of the alleged defects, overhead, legal fees, delay and disruption costs related to such defects, and interest on such amounts. The claim also includes amounts in respect of liabilities that Mowlem accepted in connection with a settlement agreement it entered into with the Ministry of Defence and which it claims are attributable to D&S. D&S believes it has good and meritorious defenses to the Mowlem claim. D&S has denied liability and has asserted a counterclaim for approximately 11.6 million British pounds sterling (approximately $23.0 million) for certain design, labor and delay and disruption costs incurred by D&S in connection with its subcontract with Mowlem for work performed through 1996.

     On December 17, 2007, one of our subsidiaries, F&G Mechanical Corp. ("F&G"), was served with a grand jury subpoena duces tecum issued by a grand jury empanelled by the United States District Court for the District of New Jersey that is investigating allegations of union corruption. Two additional subpoenas for documents were served on F&G in January 2008. F&G and one of its vice presidents have been identified as targets of the investigation in connection with certain payments made to third parties by F&G for services to F&G at various construction sites. F&G has produced documents in response to the subpoenas and has cooperated with investigators since learning of the investigation.

     We are involved in other proceedings in which damages and claims have been asserted against us. We believe that we have a number of valid defenses to such proceedings and claims and intend to vigorously defend ourselves and do not believe that any significant liabilities will result.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2007.

                      EXECUTIVE OFFICERS OF THE REGISTRANT


     FRANK T. MACINNIS, Age 61; Chairman of the Board and Chief Executive Officer of the Company since April 1994. Mr. MacInnis was elected to the additional position of President on February 26, 2004 and served as such until October 25, 2004. He also served as President of the Company from April 1994 to April 1997. From April 1990 to April 1994, Mr. MacInnis served as President and Chief Executive Officer, and from August 1990 to April 1994 as Chairman of the Board, of Comstock Group, Inc., a nationwide electrical contracting company. From 1986 to April 1990, Mr. MacInnis was Senior Vice President and Chief Financial Officer of Comstock Group, Inc. In addition, from 1986 to April 1994, Mr. MacInnis was also President of Spie Group Inc., which had interests in Comstock Group, Inc., Spie Construction Inc., a Canadian pipeline construction company, and Spie Horizontal Drilling Inc., a U.S. company, engaged in underground drilling for the installation of pipelines and communications cable.

     ANTHONY J. GUZZI, Age 43; President and Chief Operating Officer since October 25, 2004. From August 2001, until he joined the Company, Mr. Guzzi served as President of the North American Distribution and Aftermarket Division of Carrier Corporation ("Carrier"). Carrier is a manufacturer and distributor of commercial and residential HVAC and refrigeration systems and equipment and a provider of aftermarket services and components of its own products and those of other manufacturers in both the HVAC and refrigeration industries. From January 2001 to August 2001, Mr. Guzzi was President of Carrier's Commercial Systems and Services Division and from June 1998 to December 2000, he was Vice President and General Manager of Carrier's Commercial Sales and Services Division.

     SHELDON I. CAMMAKER, Age 68; Executive Vice President and General Counsel of the Company since September 1987 and Secretary of the Company since May 1997. Prior to September 1987, Mr. Cammaker was a senior partner of the New York City law firm of Botein, Hays & Sklar.

     R. KEVIN MATZ, Age 49; Executive Vice President - Shared Services of the Company since December 2007 and Senior Vice President - Shared Services from June 2003 to December 2007. From April 1996 to June 2003, Mr. Matz served as Vice President and Treasurer of the Company and Staff Vice President - Financial Services of the Company from March 1993 to April 1996. From March 1991 to March 1993, Mr. Matz was Treasurer of Sprague Technologies Inc., a manufacturer of electronic components.

     MARK A. POMPA, Age 43; Executive Vice President and Chief Financial Officer of the Company since April 3, 2006. From June 2003 to April 2, 2006, Mr. Pompa was Senior Vice President - Chief Accounting Officer of the Company, and from June 2003 to January 2007, Mr. Pompa was also Treasurer of the Company. From September 1994 to June 2003, Mr. Pompa was Vice President and Controller of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     MARKET INFORMATION. Our common stock trades on the New York Stock Exchange under the symbol "EME".

     The following table sets forth high and low sales prices for our common stock for the periods indicated as reported by the New York Stock Exchange, adjusted for the 2-for-1 stock splits effected in the form of 100% stock distributions made on July 9, 2007 and February 10, 2006:


         2007                                                 HIGH         LOW
         ----                                                 ----         ---

         First Quarter .......................               $31.85       $27.28
         Second Quarter ......................               $37.67       $28.60
         Third Quarter .......................               $38.69       $27.10
         Fourth Quarter ......................               $35.21       $23.29

         2006                                                 HIGH         LOW
         ----                                                 ----         ---

         First Quarter .......................               $24.98       $16.88
         Second Quarter ......................               $26.33       $22.11
         Third Quarter .......................               $28.85       $21.33
         Fourth Quarter ......................               $31.95       $26.63


     HOLDERS. As of February 15, 2008, there were 62 stockholders of record and, as of that date, we estimate there were approximately 14,405 beneficial owners holding our common stock in nominee or "street" name.

     DIVIDENDS. We did not pay dividends on our common stock during 2007 or 2006, and we do not anticipate that we will pay dividends on our common stock in the foreseeable future. Our working capital credit facility limits the payment of dividends on our common stock.

     SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. The following table summarizes, as of December 31, 2007, equity compensation plans that were approved by stockholders and equity compensation plans that were not approved by stockholders. The information in the table and in the Notes thereto has been adjusted for the 2-for-1 stock splits effected on July 9, 2007 and February 10, 2006.

                                            Equity Compensation Plan Information

                                    A                          B                        C
                        --------------------------   --------------------    -----------------------
                                                                              NUMBER OF SECURITIES
                                                                             REMAINING AVAILABLE FOR
                                                                              FUTURE ISSUANCE UNDER
                        NUMBER OF SECURITIES TO BE     WEIGHTED AVERAGE        EQUITY COMPENSATION
                         ISSUED UPON EXERCISE OF       EXERCISE PRICE OF        PLANS (EXCLUDING
                           OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,    SECURITIES REFLECTED IN
   PLAN CATEGORY           WARRANTS AND RIGHTS        WARRANTS AND RIGHTS           COLUMN A)
   -------------        --------------------------   --------------------    -----------------------
Equity Compensation
  Plans Approved
  by Security Holders          2,556,294                    $14.48                 1,365,000(2)

Equity Compensation
  Plans Not Approved
  by Security Holders          2,679,016(1)                 $10.89                        --
                               ---------                                           ---------

Total                          5,235,310                    $12.64                 1,365,000
                               =========                                           =========

-------------
(1) 36,000 shares relate to outstanding options to purchase shares of our common stock which were granted to our employees (other than executive officers) (the "Employee Options"), 2,554,132 shares relate to outstanding options to purchase shares of our common stock which were granted to our executive officers (the "Executive Options"), 40,000 shares relate to outstanding options to purchase shares of our common stock which were granted to our Directors (the "Director Options"), and 48,884 shares relate to restricted stock units ("RSUs") described below under "Restricted Share Units."

(2) Represents shares of our common stock available for future issuance under our 2007 Incentive Plan, which may be issuable in respect of options and/or stock appreciation rights granted under the Plan and/or may also be issued pursuant to the award of restricted stock, unrestricted stock and/or awards that are valued in whole or in part by reference to, or are otherwise based on the fair market value of, our common stock.

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

EXECUTIVE OPTIONS

     The references below to numbers of options and to option exercise prices have been adjusted for the 2-for-1 stock splits effected on July 9, 2007 and February 10, 2006.

     260,000 of the Executive Options referred to in note (1) to the Table were granted to six of our then executive officers in connection with their employment agreements with us, which employment agreements were made as of January 1, 1998, as amended (the "1998 Employment Agreements") and have since expired. Pursuant to the terms of the 1998 Employment Agreements, each such executive officer received a fixed number of Executive Options on the first business day of 2000 and 2001 with respective exercise prices of $4.39 and $6.36 per share. Such Executive Options vested on the first anniversary of the grant date.

     2,294,132 of the Executive Options referred to in note (1) to the Table were granted to six of our then executive officers in connection with employment agreements with us, which employment agreements were dated January 1, 2002 (the "2002 Employment Agreements") and have since expired, and 106,000 of the Executive Options were granted to Mr. Anthony Guzzi, our President and Chief Operating Officer, when he joined us in October 2004. Of these Executive Options, (i) an aggregate of 448,000 of such Executive Options were granted on December 14, 2001 (exercisable in full upon grant) with an exercise price of $10.43 per share, (ii) an aggregate of 462,800 of such Executive Options were granted on January 2, 2002 with an exercise price of $11.59 per share, (iii) an aggregate of 507,740 of such Executive Options were granted on January 2, 2003 with an exercise price of $13.69, (iv) an aggregate of 769,592 of such Executive Options were granted on January 2, 2004 with an exercise price of $10.96 and (v) 106,000 of such Executive Options were granted to Mr. Guzzi on October 25, 2004 with an exercise price of $9.67 per share. The Executive Options referred to above in clause (i) were exercisable in full on the grant date; the Executive Options referred to above in clauses (ii), (iii) and (iv) provided that they were exercisable as follows: one-fourth on the grant date, one-fourth on the first anniversary of the grant date, one-fourth on the second anniversary of the grant date and one-fourth on the last business day of the calendar year immediately preceding the third anniversary of the grant date. During 2004, the out-of-the-money Executive Options referred to in clauses (iii) and (iv) were vested in full in anticipation of a change in accounting rules requiring the expensing of stock options beginning in January 2006. The options granted to Mr. Guzzi became exercisable in three equal annual installments, commencing with the first anniversary of the date of grant.

     Each of the Executive Options granted have a term of ten years from their respective grant dates and an exercise price per share equal to the fair market value of a share of common stock on their respective grant dates.

DIRECTOR OPTIONS

     The references below to numbers of options and to option exercise prices have been adjusted for the 2-for-1 stock splits effected on July 9, 2007 and February 10, 2006.

     During 2002, each of our non-employee directors received 8,000 Director Options. These options were in addition to the 12,000 options to purchase our common stock that were granted on the same date to each non-employee director under our 1995 Non-Employee Directors' Non-Qualified Stock Option Plan, which plan has been approved by our stockholders. The price at which such Director Options are exercisable is equal to the fair market value per share of common stock on the grant date. The exercise price per share of the Director Options is $13.88 per share, except those granted to Mr. Michael T. Yonker, upon his election to the Board on October 25, 2002, which have an exercise price of $12.94 per share. All of these options became exercisable commencing with the grant date and have a term of ten years from the grant date.

RESTRICTED SHARE UNITS

     An Executive Stock Bonus Plan (the "Stock Bonus Plan") was adopted by our Board of Directors in October 2000 and amended on December 11, 2003. Pursuant to the Stock Bonus Plan, as amended, 25% of the annual bonus earned by each executive officer for each of the years 2001 through 2005 has been automatically credited to him in the form of Restricted Stock Units ("RSUs") to be converted into shares of our common stock at a 15% discount from the fair market value of common stock as of the date the annual bonus was determined. Issuance of RSUs under the Stock Bonus Plan was discontinued after issuance of RSUs in respect of 2005. Outstanding RSUs are to be converted into shares of common stock and delivered to the executive officer on the earliest of: (i) the first business day following the day upon which we release to the public generally our results in respect of the fourth quarter of the third calendar year following the year in respect of which the RSUs were granted ("Release Date"); (ii) the executive officer's termination of employment for any reason;

or (iii) immediately prior to a "change of control" (as defined in the Stock Bonus Plan). In addition, pursuant to the Stock Bonus Plan, each executive officer was permitted at his election to cause all or part of his annual bonus not automatically credited to him in the form of RSUs under the Stock Bonus Plan to be credited to him in the form of units ("Voluntary Units") that are to be converted into common stock at a 15% discount from the fair market value of common stock as of the date the annual bonus was determined. An election to accept Voluntary Units under the Stock Bonus Plan had to be made at least six months prior to the end of the calendar year in respect of which the bonus was payable. These Voluntary Units are to be converted into shares of common stock and delivered to the executive officer on the earliest of (i) the date elected by the executive officer, but in no event earlier than the Release Date, (ii) the executive officer's termination of employment or (iii) immediately prior to a "change of control."

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

     As required, the results of operations for all years presented have been adjusted to reflect the 2-for-1 stock splits effected in the form of 100% stock distributions made July 9, 2007 and February 10, 2006. See Note I - Common Stock of the notes to consolidated financial statements for additional information. The results of operations for all years presented reflect discontinued operations accounting due to the sale of an ownership interest in a consolidated joint venture in 2007 and the sales of subsidiaries in each of 2006 and 2005.


INCOME STATEMENT DATA
(In thousands, except per share data)

                                                                                 YEARS ENDED DECEMBER 31,
                                                       -----------------------------------------------------------------------------
                                                            2007            2006            2005            2004            2003
                                                       -------------   -------------   -------------   -------------   -------------
Revenues ...........................................   $   5,927,152   $   4,901,783   $   4,592,990   $   4,615,635   $   4,411,230
Gross profit .......................................         702,822         552,400         485,133         432,852         468,405
Operating income ...................................         199,825         111,772          74,671          37,574          45,338
Net income .........................................   $     126,808   $      86,634   $      60,042   $      33,207   $      20,621
                                                       =============   =============   =============   =============   =============
Basic earnings per share - continuing operations ...   $        1.93   $        1.35   $        0.95   $        0.53   $        0.34
Basic earnings per share - discontinued operations .            0.04            0.02            0.01            0.02            0.00
                                                       -------------   -------------   -------------   -------------   -------------
`                                                      $        1.97   $        1.37   $        0.96   $        0.55   $        0.34
                                                       =============   =============   =============   =============   =============
Diluted earnings per share - continuing operations .   $        1.86   $        1.30   $        0.93   $        0.51   $        0.33
Diluted earnings per share - discontinued operations            0.04            0.02            0.01            0.02            0.00
                                                       -------------   -------------   -------------   -------------   -------------
                                                       $        1.90   $        1.32   $        0.94   $        0.53   $        0.33
                                                       =============   =============   =============   =============   =============

BALANCE SHEET DATA
(In thousands)

                                                                                    AS OF DECEMBER 31,
                                                       -----------------------------------------------------------------------------
                                                            2007            2006            2005            2004            2003
                                                       -------------   -------------   -------------   -------------   -------------
Stockholders' equity (1) ...........................   $     885,041   $     710,309   $     615,436   $     562,361   $     521,356
Total assets .......................................   $   2,871,643   $   2,089,023   $   1,778,941   $   1,817,969   $   1,795,247
Goodwill ...........................................   $     563,918   $     288,165   $     283,412   $     279,432   $     277,994
Borrowings under working capital credit lines ......   $          --   $          --   $          --   $      80,000   $     139,400
Term loan, including current maturities ............   $     225,000   $          --   $          --   $          --   $          --
Other long-term debt, including current maturities .   $          93   $         332   $         387   $         476   $         589
Capital lease obligations, including current
  maturities .......................................   $       2,151   $       1,566   $       1,570   $       1,662   $         339

-------------
(1) No cash dividends on the Company's common stock have been paid during the past five years.

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

OVERVIEW

The following table presents selected financial data for the fiscal years ended December 31, 2007, 2006 and 2005 (in millions, except percentages and earnings per share):

                                                           2007         2006         2005
                                                        ----------   ----------   ---------
Revenues ............................................   $ 5,927.2    $ 4,901.8    $ 4,593.0
Revenues increase from prior year ...................        20.9%         6.7%          --
Operating income ....................................   $   199.8    $   111.8    $    74.7
Operating income as a percentage of revenues ........         3.4%         2.3%         1.6%
Net income ..........................................   $   126.8    $    86.6    $    60.0
Diluted earnings per share from continuing operations   $    1.86    $    1.30    $    0.93
Cash flows provided by operating activities .........   $   259.0    $   210.0    $   145.4

     The results of operations for the year ended December 31, 2007 ("2007") reflect continuing improvement compared to our historical results. In 2007, we achieved record highs in revenues, operating income, operating margin (operating income as a percentage of revenues), net income and diluted earnings per share.

     Revenues and operating income increased in 2007 compared to the year ended December 31, 2006 ("2006") primarily due to: (a) increased awards and improved performance of United States construction work in the hospitality, high-tech, healthcare, commercial, institutional, industrial and water/wastewater treatment markets as these markets have continued to grow, (b) the addition of revenues and operating income from companies acquired in 2007 and 2006 and (c) increased demand for maintenance/retrofit work of the type provided by our mobile services in our United States facilities services segment, in part due to increased demand for more efficient energy systems. Negatively impacting the 2007 results of operations was the performance of our United Kingdom construction and facilities services segment. This segment's operating loss of $12.9 million primarily reflected the negative results of its rail division.

     While our selling, general and administrative expenses increased primarily due to: (a) companies acquired during 2007 and (b) an increase in incentive-based compensation as a result of improved profits in 2007 compared to 2006, selling, general and administrative expenses as a percentage of revenues declined to 8.5% for 2007 from 9.0% for 2006. This decrease as a percentage of revenues primarily related to our ability to increase revenues without having to substantially increase overhead costs. The increase in selling, general and administrative expenses for 2007 when compared to 2006 was partially offset by a reduction in certain staff and facilities, particularly those associated with our United States facilities services segment (as a result of restructuring activities during 2006), and a reduction in deferred compensation expense of $6.4 million compared to 2006 deferred compensation expense due to a decrease in our liability corresponding with a reduction in the market price of our common stock during 2007. For 2007, selling, general and administrative expenses included amortization expense of $9.2 million attributable to identifiable intangible assets associated with acquisitions compared to $4.3 million of amortization expense for 2006.

     Our cash and cash equivalents were $251.6 million at December 31, 2007 compared to $273.7 million at December 31, 2006. The decrease in cash and cash equivalents during 2007 was primarily due to cash flows used for investing activities of $526.4 million primarily related to the acquisition of five businesses in 2007. Offsetting the cash used for investing activities was cash provided by operating activities of $259.0 million in 2007 and cash provided by financing activities of $243.7 million. Our reported interest income for 2007 was $13.2 million, a $7.0 million improvement over 2006 interest income of $6.2 million, which was mostly offset by $6.9 million of additional interest expense related to financing activities as noted below. On September 19, 2007, we financed the acquisition of FR X Ohmstede Acquisition Co. ("Ohmstede") with $300.0 million from newly incurred term loan debt and $155.4 million from our own funds. We repaid $75.0 million of the term loan debt on December 31, 2007 (prior to the first scheduled principal payment of $0.75 million due March 31, 2008) and, because of the prepayment, we recorded as interest expense additional amortization expense related to capitalized debt issuance costs of $0.9 million. We funded our other 2007 acquisitions with cash on hand.

     The 2007 acquisitions increased the geographical markets and industries in which we offer our services and are a part of our strategic objective to further diversify our overall business to provide a balance to our typically cyclical construction services business. Ohmstede's, business, which is largely comprised of providing maintenance services, has been included in our United States facilities services segment and expands our industrial services to refineries and the petrochemical industry. Ohmstede's business primarily provides aftermarket maintenance and repair services, replacement parts and fabrication services for highly engineered shell and tube heat exchangers.

     On August 6, 2007, we sold our majority ownership interest in a joint venture with CB Richard Ellis, Inc. ("CBRE") to CBRE for $8.0 million. This sale followed our purchase, for approximately $0.5 million, of certain of the joint venture's assets. Included in the results of discontinued operations for 2007 was a gain of $1.2 million (net of income tax benefit of $1.8 million) resulting from the sale of our joint venture interest. As of December 31, 2007, $5.5 million of purchase price had been received, and the balance is reflected as a current note receivable on our Consolidated Balance Sheet.

OPERATING SEGMENTS

     We have the following reportable segments which provide services associated with the design, integration, installation, start-up, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; water and wastewater treatment; and central plant heating and cooling); (c) United States facilities services; (d) Canada construction and facilities services; (e) United Kingdom construction and facilities services; and (f) Other international construction and facilities services. The segment "United States facilities services" principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers' facilities (industrial maintenance and services; commercial and government site-based operations and maintenance; military base operations support services; mobile maintenance and services; facilities management; installation and support for building systems; technical consulting and diagnostic services; small modification and retrofit projects; and program development, management and maintenance for energy systems), which services are not generally related to customers' construction programs, as well as industrial services operations, which primarily provide aftermarket maintenance and repair services, replacement parts and fabrication services for highly engineered shell and tube heat exchangers for refineries and the petrochemical industry. The Canada, United Kingdom and Other international segments perform electrical construction, mechanical construction and facilities services. Our "Other international construction and facilities services" segment, currently operating only in the Middle East, represents our operations outside of the United States, Canada and the United Kingdom.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

     Our reportable segments reflect, for all years presented, discontinued operations accounting due to the sale of our CBRE joint venture interest and the sales of subsidiaries in each of 2006 and 2005, in addition to certain reclassifications of prior years amounts among the segments due to changes in our internal reporting structure.

REVENUES

     As described in more detail below, revenues for 2007 were $5.9 billion compared to $4.9 billion for 2006 and $4.6 billion for 2005. Revenues increased in 2007 compared to 2006 primarily due to: (a) increased awards and performance of United States construction work in the hospitality, high-tech, healthcare, commercial, institutional, industrial and water/wastewater treatment markets as these markets have continued to grow, (b) the addition of revenues from companies acquired in 2007 and 2006 and (c) increased demand for mainte-nance/retrofit work of the type provided by our mobile services in our United States facilities services segment, in part due to increased demand for more efficient energy systems. The increased revenues for 2006 compared to the year ended December 31, 2005 ("2005") was primarily attributable to a strong commercial construction business cycle and to increased work for the hospitality, high-tech, food and pharmaceutical markets.

     As of December 31, 2007, our backlog was $4.49 billion, and as of December 31, 2006, our backlog was $3.50 billion. This increase in backlog was primarily at the United States reporting segments and was due to increased demand for hospitality, healthcare, transportation and industrial construction projects, companies acquired during 2007 and increased awards due to our active pursuit of opportunities in these and other markets. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of facilities services contracts. However, if the remaining term of a facilities services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only 12 months of revenues.

     The following table presents our revenues by each of our operating segments and the approximate percentages that each segment's revenues were of total revenues for the years ended December 31, 2007, 2006 and 2005 (in millions, except for percentages):

                                                                             % OF                % OF                % OF
                                                                    2007     TOTAL      2006     TOTAL      2005     TOTAL
                                                                    ----     -----      ----     -----      ----     -----
Revenues from unrelated entities:
  United States electrical construction and facilities services   $1,433.8      24%   $1,280.2      26%   $1,224.6      27%
  United States mechanical construction and facilities services    2,343.1      40%    1,820.9      37%    1,671.6      36%
  United States facilities services ...........................    1,048.1      18%      830.1      17%      681.6      15%
                                                                  --------            --------            --------
  Total United States operations ..............................    4,825.0      81%    3,931.2      80%    3,577.8      78%
  Canada construction and facilities services .................      382.0       6%      299.1       6%      342.1       7%
  United Kingdom construction and facilities services .........      720.2      12%      671.5      14%      673.1      15%
  Other international construction and facilities services ....         --      --          --      --          --      --
                                                                  --------            --------            --------
  Total worldwide operations ..................................   $5,927.2     100%   $4,901.8     100%   $4,593.0     100%
                                                                  ========            ========            ========


     Revenues of our United States electrical construction and facilities services segment for 2007 increased $153.6 million compared to 2006. The revenues increase was generally due to increased high-tech, hospitality and commercial projects as a result of the strong high-tech, hospitality and commercial construction markets. Revenues for 2006 increased $55.6 million compared to 2005. This increase was primarily attributable to increased commercial work as a result of a stronger commercial construction market and greater availability of government project work.

     Revenues of our United States mechanical construction and facilities services segment for 2007 increased $522.2 million compared to 2006. The revenues increase was primarily attributable to increased availability of hospitality, healthcare, commercial, water/waste-water treatment and high-tech construction projects due to growth in these markets and increased maintenance/retrofit spending in part as a consequence of the impact of higher energy costs, and the addition of $14.5 million and $132.5 million of revenues from companies acquired during 2007 and 2006. Revenues for 2006 increased $149.3 million compared to 2005. This increase was primarily attributable to increased commercial work as a result of an overall stronger commercial construction market and greater availability of work in the hospitality, high-tech, food and pharmaceutical markets.

     United States facilities services revenues, which include those operations that principally provide maintenance and consulting services, increased $218.0 million in 2007 compared to 2006. Companies acquired during 2007 contributed $151.2 million to this increase in revenues. The increase in revenues was also primarily attributable to the increased demand for both site-based government facilities services and small projects and for maintenance/retrofit work of the type provided by our mobile services group in this segment, in part due to increased demand for more efficient energy systems. Revenues in this segment increased by $148.5 million in 2006 compared to 2005. This increase was primarily related to an increased number of site-based services contracts, the addition of a mobile services company acquired during 2005, that accounted for $64.3 million of this increase in revenues in 2006, and greater demand in 2006 for mobile services work. The increase in site-based contracts obtained in 2006 was related to an increase in the outsourcing of facilities services work, augmented by our increased efforts to pursue opportunities for facilities services work in the government and commercial sectors. The increase in demand for mobile services was primarily due to the strong commercial construction business cycle, which resulted in an increase in our small project work, and increased demand for maintenance caused by energy cost awareness.

     Revenues of the Canada construction and facilities services segment increased $82.9 million in 2007 compared to 2006. The increase in revenues for 2007 compared to 2006 was primarily related to various large projects obtained in the industrial and power generation markets and $27.9 million of additional revenues related to changes in the rate of exchange of Canadian dollars for United States dollars due to strengthening of the Canadian dollar. Revenues decreased by $43.0 million for 2006 compared to 2005. This decrease in revenues primarily reflected a reduction in awards to us of oil and gas industry work and a more selective bidding process on our part, offset by $18.2 million of additional revenues related to changes in the rate of exchange of Canadian dollars for United States dollars due to strengthening of the Canadian dollar.

     United Kingdom construction and facilities services revenues increased $48.7 million in 2007 compared to 2006, principally due to a $57.6 million increase relating to the rate of exchange for British pounds to United States dollars as a result of the strengthening of the British pound, additional facilities services and construction work, partially offset by less rail project work performed as certain of our rail projects were at or near completion as of December 31, 2007 and a decision not to pursue significant new projects in the rail sector. Revenues decreased $1.6 million for 2006 compared to 2005, principally due to a refocus of our facilities services strategy. However, 2006 revenues from our commercial and transportation infrastructure construction businesses increased over 2005 revenues due to an improvement in the commercial construction market and significant transportation projects awarded to us. The overall decrease in revenues in 2006 compared to 2005 would have been greater except for $9.5 million of additional revenues related to the strengthening of the British pound.

     Other international construction and facilities services activities consist of operations currently operating only in the Middle East. During each of 2007, 2006 and 2005, all of the projects in these markets were performed by joint ventures that were accounted for under the equity method of accounting.

COST OF SALES AND GROSS PROFIT

The following table presents cost of sales, gross profit, and gross profit as a percentage of revenues for the years ended December 31, 2007, 2006 and 2005 (in millions, except for percentages):

                                                 2007        2006        2005
                                               --------    --------    ---------

Cost of sales ..............................   $5,224.3    $4,349.4    $4,107.9
Gross profit ...............................   $  702.8    $  552.4    $  485.1
Gross profit margin ........................       11.9%       11.3%       10.6%


     The increase in gross profit (revenues less cost of sales) for 2007 when compared to 2006 was primarily due to: (a) increased awards leading to higher revenues and improved performance of United States construction work in the hospitality, high-tech, healthcare, commercial, institutional, industrial and water/wastewater treatment markets as these markets continued to grow and increased maintenance/retrofit spending in part as a consequence of the impact of higher energy costs, (b) the addition of gross profit from companies acquired in 2007 and 2006 which contributed gross profit of $59.3 million and (c) increased demand for the type of work provided by our mobile services in our United States facilities services segment. Negatively impacting gross profit was the performance of our United Kingdom construction and facilities services segment. This segment's loss primarily reflected the negative results of its rail division. Also, negatively impacting gross profit was a $5.5 million impairment charge related to an other-than-temporary decline in fair value of our investment in a joint venture in our United States facilities services segment. The increase in gross profit margin (gross profit as a percentage of revenues) for 2007 compared to 2006 primarily reflected the continuing trend in our construction project mix toward higher margin work that is typically associated with the types of projects referred to in the first sentence of this paragraph and reduced losses from one company in our United States electrical construction and facilities services segment. Gross profit margin was negatively impacted in 2007 compared to 2006 due to losses on the United Kingdom rail projects and $7.8 million of amortization expense recorded in cost of sales associated with the contract backlog of companies acquired in 2007.

     Gross profit increased by $67.3 million for 2006 compared to 2005. Gross profit margin was 11.3% for 2006 compared to 10.6% for 2005. This increase in gross profit margin was primarily due to: (a) generally improved performance on United States mechanical construction and facilities services contracts for commercial, hospitality, high-tech, food and pharmaceutical sector work; (b) the increased availability of generally higher margin work in the United States; (c) increases in the number of site-based contracts in the United States facilities services segment; (d) increased demand for mobile services in the United States;
(e) the addition of a mobile services company acquired in November 2005; (f) improvements in Canada construction and facilities services profitability; and
(g) the absence of an $11.7 million non-cash expense recorded in 2005 in connection with a civil action between one of our subsidiaries and the Upper Occoquan Sewage Authority (the "UOSA Action"). These 2006 improvements were partially offset by the following items in the United States electrical construction and facilities services segment: (a) unusually large losses on certain 2006 contracts, (b) reduced profits from transportation infrastructure and financial services projects compared to 2005; and (c) the absence of $4.5 million from a favorable insurance settlement recorded in 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     The following table presents selling, general and administrative expenses, and selling, general and administrative expenses as a percentage of revenues, for the years ended December 31, 2007, 2006 and 2005 (in millions, except for percentages):

                                                                             2007       2006       2005
                                                                           -------    -------    -------
Selling, general and administrative expenses ...........................   $ 502.7    $ 439.0    $ 408.7
Selling, general and administrative expenses as a percentage of revenues       8.5%       9.0%       8.9%


     While our selling, general and administrative expenses increased for 2007 compared to 2006 primarily due to: (a) companies acquired during 2007 and (b) an increase in incentive-based compensation as a result of improved profits, selling, general and administrative expenses as a percentage of revenues declined to 8.5% for 2007 from 9.0% for 2006. This decrease as a percentage of revenues primarily related to our ability to increase revenues without having to substantially increase overhead costs. The increase in selling, general and administrative expenses for 2007 when compared to 2006 was partially offset by a reduction in certain staff and facilities, particularly those associated with our United States facilities services segment (as a result of restructuring activities during 2006), and a reduction in deferred compensation expense of $6.4 million compared to 2006 deferred compensation expense due to a decrease in our liability corresponding with a reduction in the market price of our common stock during 2007. For 2007, selling, general and administrative expenses included amortization expense of $9.2 million attributable to identifiable intangible assets associated with acquisitions compared to $4.3 million of amortization expense for 2006. Selling, general and administrative expenses (excluding amortization expense) were approximately $493.5 million (8.3% of revenues) for 2007 compared to $434.7 million (8.9% of revenues) for 2006. Our selling, general and administrative expenses for 2006 increased $30.3 million to $439.0 million compared to $408.7 million for 2005. Selling, general and administrative expenses as a percentage of revenues was 9.0% for 2006 compared to 8.9% for 2005. The increase in selling, general and administrative expenses for 2006 compared to 2005 was primarily related to: (a) increased administration and sales expenses required to support increased revenues;

(b) increased compensation expense attributable to improved operating performance; (c) $4.0 million of compensation expense resulting from the adoption of Statement 123(R) on January 1, 2006; and (d) compensation awards for which the liabilities fluctuate with changes in the market price of our common stock, which increased compensation expense by $2.8 million for 2006 compared to 2005.

RESTRUCTURING EXPENSES

     Restructuring expenses, primarily relating to employee severance obligations and reduction of leased facilities, were $0.3 million, $1.6 million and $1.8 million for 2007, 2006 and 2005, respectively. As of December 31, 2007 and 2006, the balance of these obligations was $0.2 million. The obligation outstanding as of December 31, 2006 was paid during 2007, and the obligation outstanding as of December 31, 2007 is expected to be paid in 2008.

OPERATING INCOME

     The following table presents our operating income (gross profit less selling, general and administrative expenses and restructuring expenses plus gain on sale of assets) by segment, and each segment's operating income as a percentage of such segment's revenues from unrelated entities, for the years ended December 31, 2007, 2006 and 2005 (in millions, except for percentages):

                                                                               % OF                  % OF                   % OF
                                                                             SEGMENT               SEGMENT                SEGMENT
                                                                    2007     REVENUES     2006     REVENUES      2005     REVENUES
                                                                  -------    --------   -------    --------    -------    --------
Operating income (loss):
  United States electrical construction and facilities services   $  88.2         6.2%  $  46.8         3.7%   $  79.8         6.5%
  United States mechanical construction and facilities services     135.7         5.8%     82.1         4.5%      20.2         1.2%
  United States facilities services ...........................      43.6         4.2%     33.3         4.0%      20.2         3.0%
                                                                  -------               -------                -------
  Total United States operations ..............................     267.5         5.5%    162.2         4.1%     120.2         3.4%
  Canada construction and facilities services .................       6.8         1.8%      0.4         0.1%      (7.9)         --
  United Kingdom construction and facilities services .........     (12.9)         --       6.8         1.0%       7.4         1.1%
  Other international construction and facilities services ....      (0.5)         --      (0.1)         --        0.0          --
  Corporate administration ....................................     (60.8)         --     (55.9)         --      (43.2)         --
  Restructuring expense .......................................      (0.3)         --      (1.6)         --       (1.8)         --
                                                                  -------               -------                -------
  Total worldwide operations ..................................     199.8         3.4%    111.8         2.3%      74.7         1.6%
Other corporate items:
  Interest expense ............................................      (9.2)                 (2.3)                  (8.3)
  Interest income .............................................      13.2                   6.2                    2.7
  Minority interest ...........................................      (2.1)                 (1.1)                  (1.4)
                                                                  -------               -------                -------
  Income from continuing operations before income taxes .......   $ 201.7               $ 114.6                $  67.7
                                                                  =======               =======                =======


     As described in more detail below, our operating income was $199.8 million for 2007, $111.8 million for 2006, and $74.7 million for 2005.

     The $41.4 million increase in United States electrical construction and facilities services operating income for 2007 compared to 2006 was primarily the result of increased revenues from higher margin work typically associated with high-tech, hospitality and commercial construction markets, the profitable performance of certain water/wastewater treatment construction projects and the completion of certain high-tech projects. Additionally, we had reduced losses from one company in this segment for 2007 when compared to 2006. Selling, general and administrative expenses increased for 2007 compared to 2006 principally due to increases in incentive compensation, partially offset by our continued focus on overhead cost control that resulted in cost reductions at certain subsidiaries and a reduction in deferred compensation expense for which our liability decreased corresponding with a reduction in the market price of our common stock during 2007. Operating income decreased by $33.0 million in 2006 compared to 2005. This decrease was primarily due to: (a) unusually large losses on certain contracts; (b) reduced profits due to a decrease in generally more profitable work related to transportation infrastructure and financial services projects; and (c) the absence of $4.5 million from a favorable insurance settlement recorded in 2005. This reduction in operating income was partially offset by profits earned on commercial, high-tech and hospitality projects.

     Our United States mechanical construction and facilities services operating income for 2007 improved by $53.6 million compared to 2006. The improvement was primarily due to increased awards and improved performance of hospitality, water/wastewater treatment, commercial and institutional construction projects, generally improved performance of healthcare construction projects, the addition of companies acquired in 2006 and higher margin work typically associated with hospitality, water/wastewater treatment and commercial construction projects. The increase in selling, general and administrative expenses was primarily attributable to companies acquired during 2006 and 2007 and increases in incentive compensation for 2007 as a result of better operating results than in 2006, partially offset by a reduction in deferred compensation expense for which our liability decreased corresponding with a reduction in the market price of our common stock during 2007. Operating income for 2006 was $82.1 million, a $61.9 million improvement compared to operating income of $20.2 million for 2005. This improvement was primarily attributable to generally improved performance and an increase in the number of contracts for commercial, hospitality, high-tech, food and pharmaceutical sector work, the increased availability of generally higher margin work in the United States, and the absence of an $11.7 million non-cash expense recorded in 2005 related to the UOSA Action. The improvement was partially offset by the absence of a $1.1 million favorable insurance settlement recorded in 2005.

     Our United States facilities services operating income for 2007 improved by $10.3 million compared to 2006. The increase in operating income was primarily due to more efficient performance on certain site-based contracts, increased revenues from site-based government facilities services contracts, a continuing shift toward new site-based contracts with higher margins than had been the case with some past contracts, increased income from small projects and maintenance/retrofit work of the type provided by our mobile services group in this segment and the reduction in staff and facilities effected primarily in the third and fourth quarters of 2006, offset by a $5.5 million impairment charge related to an other-than-temporary decline in fair value of our investment in a joint venture. Companies acquired during 2007 also contributed $21.6 million to the increase in operating income before amortization expense of $10.4 million. Operating income increased by $13.1 million for 2006 compared to 2005. This increase was primarily due to the increase in the number of site-based contracts, improved contract performance under existing contracts, increased demand for mobile services, the addition of a mobile services company purchased in November 2005 and the increased availability of generally higher margin work.

     Our Canada construction and facilities services operating income improved by $6.4 million for 2007 compared to 2006. Included in the operating income for 2007 was a $1.4 million gain on sale of property. The improvement in operating income was primarily attributable to the increase in revenues and improved contract performance compared to 2006. The contract performance improvement was primarily related to availability of higher margin industrial and power generation work that was successfully performed. In addition, we continued our focus on overhead cost control, which kept selling, general and administrative expenses at approximately the same amount for 2007 as for 2006 despite the increase in revenues. Operating income was also favorably impacted by $1.0 million relating to the rate of exchange of Canadian dollars to the United States dollar as a result of the strengthening of the Canadian dollar. Operating income for 2006 was $0.4 million, an $8.3 million improvement when compared to an operating loss of $7.9 million for 2005. This improvement was attributable to our improved performance on hospital, mining and auto manufacturing construction contracts and the absence of a loss recorded in 2005 associated with a large power transmission project, partially offset by costs associated with investments in certain facilities and staff to support future business. The impact of the rate of exchange from Canadian dollars to United States dollars was not material to operating income reported for 2006 compared to 2005.

     Our United Kingdom construction and facilities services operating loss for 2007 was $12.9 million compared to operating income of $6.8 million for 2006. The operating loss for 2007 compared to 2006 was primarily attributable to losses on certain rail projects which were at or near completion as of December 31, 2007 and an increase in actuarially determined pension costs associated with our United Kingdom defined benefit pension plan, partially offset by improved operating income from facilities services and construction work. These operating losses were unfavorably impacted by $0.4 million relating to the rate of exchange for British pounds to United States dollars as a result of the strengthening of the British pound during 2007. Our United Kingdom construction and facilities services segment operating income for 2006 was $6.8 million compared to $7.4 million for 2005. This decrease in operating income was primarily due to reduced income from rail projects as a result of lower gross profit than for 2005, partially offset by improvement in profits from facilities services and commercial construction work and $0.6 million of additional operating income related to the rate of exchange of British pounds for United States dollars, due to strengthening of the British pound as compared to the United States dollar.

     Other international construction and facilities services operating loss was approximately $0.5 million for 2007, and breakeven for 2006 and 2005.

     Our corporate administration expenses for 2007 increased by $4.9 million compared to 2006. The increase in the expenses was primarily due to increases of $1.9 million of compensation expense related to compensation awards based on achievement of earnings milestones under our long-term incentive plan, $1.4 million of expenses for recruiting programs, information technology support and marketing programs, $1.4 million of staffing expenses incurred in order to support our current and projected business growth and $1.2 million of expense related to share-based compensation awards under our long-term incentive plan, partially offset by a reduction in deferred compensation expense of $1.3 million compared to 2006 due to a decrease in our liability corresponding with a reduction in the market price of our common stock during 2007. Corporate administration expenses for 2006 were $55.9 million, a $12.7 million increase compared to 2005. The increase in these expenses was primarily due to $4.0 million of compensation expense as a result of the adoption of Statement 123(R) on January 1, 2006, $3.5 million of compensation expense related to increased compensation awards based on achievement of earnings milestones under our long-term incentive plan, $1.5 million of expense related to share-based compensation awards and increases in incentive-based compensation expense of $0.6 million due to deferred compensation awards for which the liabilities fluctuate with changes in the market price for our common stock.

NON-OPERATING ITEMS

     Interest expense was $9.2 million, $2.3 million and $8.3 million for 2007, 2006 and 2005, respectively. The $6.9 million increase in interest expense for 2007 compared to 2006 was primarily due to the $300.0 million of long-term debt incurred in September 2007 to finance part of the Ohmstede acquisition, including additional amortization expense related to capitalized debt issuance costs of $0.9 million as a result of repayment of $75.0 million of the term loan debt on December 31, 2007 (prior to the first scheduled principal payment of $0.75 million due March 31, 2008). The reduction in interest expense for 2006 compared to 2005 was due to a reduction in borrowing levels.

     Interest income was $13.2 million, $6.2 million and $2.7 million for 2007, 2006 and 2005, respectively. The increase in interest income for 2007 compared to 2006 was primarily related to more cash available to invest combined with higher rates of return. Interest income for 2006 increased $3.5 million compared to 2005 primarily due to increased cash available for investment and higher rates of return on investments.

     Minority interest represents the allocation of earnings to our joint venture partners who either have a minority-ownership interest in joint ventures or are not at risk for the majority of losses of the joint venture, which joint ventures have been accounted for by us using the consolidation method of accounting.

     The 2007 income tax provision was $77.7 million compared to $29.2 million for 2006 and $8.4 million for 2005. The provision on income before income taxes for 2007, 2006 and 2005 was recorded at an effective income tax rate of approximately 38.5%, 39.5% and 38.3%, respectively, excluding the items discussed below. The increase in the 2007 income tax provision was primarily due to increased income from continuing operations, while the effective income tax rate decreased primarily due to the utilization of net operating loss carryforwards in Canada. The 2006 income tax provision was comprised of: (a) $45.3 million of income tax provision in respect of pre-tax earnings of $114.6 million; (b) $8.4 million of income tax benefit related to the reversal of a valuation allowance based on the determination that sufficient taxable income existed in the past and will continue in the future to realize the related United Kingdom tax assets; (c) a $3.9 million income tax benefit related to the realization of net operating losses for which valuation allowances had previously been recorded in Canada; (d) an income tax benefit of $1.9 million for income tax reserves no longer required based on a current analysis of probable exposures; and (e) income tax benefits related to items aggregating approximately $1.9 million principally due to the deductibility of certain compensation arrangements for income tax purposes. For 2005, the income tax provision was $8.4 million compared to an income tax provision of less than $0.01 million for 2004. Our income tax provision for 2005 was comprised of: (a) $25.9 million of income tax provision in respect of pre-tax earnings of $67.7 million; (b) $5.2 million of income tax provision related to a valuation allowance recorded to reduce deferred tax assets related to net operating losses and other temporary differences with respect to our Canada construction and facilities services segment, since there was uncertainty as to whether the segment would have sufficient taxable income in the future to realize the benefit of such deferred tax assets; and (c) the offset of such income tax provisions by a $22.7 million income tax benefit for income tax reserves no longer required based on a current analysis of probable exposures.

     On August 6, 2007, we sold to CBRE our majority ownership interest in a joint venture with it for $8.0 million. This sale followed our purchase, for approximately $0.5 million, of certain of the joint venture's assets. Included in the results of discontinued operations for 2007 was a gain of $1.2 million (net of income tax benefit of $1.8 million) resulting from the sale of our joint venture interest. As of December 31, 2007, $5.5 million of purchase price had been received, and the balance is reflected as a current note receivable on our Consolidated Balance Sheet. On January 31, 2006, we sold a subsidiary that had been part of our United States mechanical construction and facilities services segment. On September 30, 2005, we sold a subsidiary that had been part of our United States facilities services segment. Results of these operations for all periods presented in our consolidated financial statements reflect discontinued operations accounting. Included in the results of discontinued operations for the year ended December 31, 2006 was a loss of $0.6 million (net of income tax benefit of $0.1 million), which relates to the January 2006 sale of the subsidiary that had been part of our United States mechanical construction and facilities services segment. Included in the $0.7 million gain (net of income taxes) from discontinued operations for the year ended December 31, 2005 is a loss of $1.0 million (net of income tax provision of $0.1 million), which relates to the September 2005 sale of a subsidiary that had been part of our United States facilities services segment. An aggregate of $1.7 million and $4.4 million in cash and notes was received as consideration for the sale of subsidiaries in 2006 and 2005. As of December 31, 2006, the notes had been paid in full. We will not have any future involvement with these subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

     The following table presents net cash provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2007 and 2006 (in millions):

                                                                 2007        2006
                                                               --------    -------
Net cash provided by operating activities ..................   $  259.0    $ 210.0
Net cash used in investing activities ......................   $ (526.4)   $ (64.4)
Net cash provided by financing activities ..................   $  243.7    $  16.5
Effect of exchange rate changes on cash and cash equivalents   $    1.5    $   7.9


     Our consolidated cash balance decreased by approximately $22.1 million from $273.7 million at December 31, 2006 to $251.6 million at December 31, 2007. The $259.0 million in net cash provided by operating activities for 2007, which increased $49.0 million when compared to $210.0 million in net cash provided by operating activities in 2006, was primarily due to an increase in working capital as a result of an increase in net over-billings related to an increase in revenues. Net cash used in investing activities of $526.4 million for 2007 increased $462.0 million compared to $64.4 million used in investing activities for 2006 and was primarily due to a $472.3 million increase in payments for the acquisition of Ohmstede and other businesses, identifiable intangible assets and payments pursuant to related earn-out agreements, partially offset by a $3.8 million increase in proceeds from the sale of discontinued operations, a $3.6 million increase in proceeds from sale of property, plant and equipment and a $3.2 million decrease in investment and advances to unconsolidated entities and joint ventures. Net cash provided by financing activities of $243.7 million for 2007 compared to $16.5 million provided by financing activities for 2006 was primarily attributable to the $300.0 million of long-term debt incurred during 2007 to finance part of the Ohmstede acquisition, less the repayment of $75.0 million of the term loan debt on December 31, 2007.

     Our consolidated cash and cash equivalents balance increased by approximately $170.0 million to $273.7 million at December 31, 2006 from $103.8 million at December 31, 2005. The increase in net cash provided by operating activities for 2006 compared to 2005 was primarily due to an increase in working capital as a result of an increase in net over-billings related to improved billing and collection practices and settlement of certain large contract claims and disputes. Net cash used in investing activities of $64.4 million for 2006 increased $45.9 million compared to $18.5 million for 2005 primarily due to an increase in the purchase of property, plant and equipment of $7.3 million, of which $3.9 million in purchases of equipment related to the start-up of certain site-based contracts in our United States facilities services segment, a $30.0 million increase in payments for the acquisition of businesses and payments pursuant to related earn-out agreements and an increase in net disbursements from other investing activities, partially offset by $1.7 million of proceeds from the sale of discontinued operations and sale of assets. Net cash provided by financing activities of $16.5 million for 2006 increased $95.0 million compared to net cash used in financing activities of $78.5 million for 2005. This increase was primarily attributable to the absence of net borrowings under the working capital credit line for 2006 compared to borrowings needed in 2005, to an increase in the proceeds from the exercise of stock options of $8.7 million and to the excess tax benefit from share-based compensation of $6.8 million for 2006.

     The following is a summary of material contractual obligations and other commercial commitments (in millions):

                                                                     PAYMENTS DUE BY PERIOD
                                                        -----------------------------------------------
                                                                     LESS
                    CONTRACTUAL                                      THAN     1-3       4-5      AFTER
                    OBLIGATIONS                          TOTAL      1 YEAR   YEARS     YEARS    5 YEARS
                    -----------                         --------   -------   ------   -------   -------
Term Loan ...........................................   $  225.0   $   3.0   $222.0   $    --   $    --
Other long-term debt ................................        0.1       0.1       --        --        --
Capital lease obligations ...........................        2.2       0.7      1.2       0.2       0.1
Operating leases ....................................      200.3      50.0     76.0      40.3      34.0
Open purchase obligations (1) .......................      894.6     735.1    152.8       6.7        --
Other long-term obligations, including current
  portion (2) .......................................      243.6      28.2    193.4      22.0        --
Liabilities related to uncertain income tax positions       12.0       1.7     10.3        --        --
                                                        --------   -------   ------   -------   -------
Total Contractual Obligations .......................   $1,577.8   $ 818.8   $655.7   $  69.2   $  34.1
                                                        ========   =======   ======   =======   =======

                                                           AMOUNT OF COMMITMENT EXPIRATIONS BY PERIOD
                                                        -----------------------------------------------
                                                          TOTAL     LESS
                  OTHER COMMERCIAL                       AMOUNTS    THAN      1-3       4-5      AFTER
                    COMMITMENTS                         COMMITTED  1 YEAR    YEARS     YEARS    5 YEARS
                  ----------------                      ---------  ------    ------    -----    -------
Revolving Credit Facility (3) .......................   $      --  $    --   $   --   $   --    $    --
Letters of credit ...................................        53.8       --     53.8       --         --
Guarantees ..........................................        25.0       --       --       --       25.0
                                                        ---------  -------   ------   ------    -------
Total Commercial Commitments ........................   $    78.8  $    --   $ 53.8   $   --    $  25.0
                                                        =========  =======   ======   ======    =======

-------------
(1) Represents open purchase orders for material and subcontracting costs related to construction and service contracts. These purchase orders are not reflected in EMCOR's consolidated balance sheets and should not impact future cash flows, as amounts will be recovered through customer billings.

(2) Represents primarily insurance related liabilities, a pension plan liability and liabilities for unrecognized income tax benefits, classified as other long-term liabilities in the consolidated balance sheets. Cash payments for insurance related liabilities may be payable beyond three years, but it is not practical to estimate these payments. We provide funding to our pension plans based on at least the minimum funding required by applicable regulations. In determining the minimum required funding, we utilize current actuarial assumptions and exchange rates to forecast estimates of amounts that may be payable for up to five years in the future. In our judgment, minimum funding estimates beyond a five year time horizon cannot be reliably estimated, and therefore, have not been included in the table.

(3) We classify these borrowings as short-term on our consolidated balance sheets because of our intent and ability to repay the amounts on a short-term basis. As of December 31, 2007, there were no borrowings outstanding under the Revolving Credit Facility.

     Effective October 17, 2005, we replaced our pre-existing revolving credit facility with an amended and restated $350.0 million revolving credit facility (the "2005 Revolving Credit Facility"). The 2005 Revolving Credit Facility expires on October 17, 2010. It permits us to increase our borrowing to $500.0 million if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We utilized this feature to increase the line of credit under the 2005 Revolving Credit Facility from $350.0 million to $375.0 million on November 29, 2005. We may allocate up to $125.0 million of the borrowing capacity under the 2005 Revolving Credit Facility to letters of credit. The 2005 Revolving Credit Facility is guaranteed by certain of our direct and indirect subsidiaries, is secured by substantially all of our assets and most of the assets of our subsidiaries, and provides for borrowings in the form of revolving loans and letters of credit. The 2005 Revolving Credit Facility contains various covenants requiring, among other things, maintenance of certain financial ratios and certain restrictions with respect to payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount of the 2005 Revolving Credit Facility. The fee ranges from 0.25% to 0.5% of the unused amount, based on certain financial tests. Borrowings under the 2005 Revolving Credit Facility bear interest at (1) a rate which is the prime commercial lending rate announced by Harris Nesbitt from time to time (7.25% at December 31, 2007) plus 0.0% to 0.5%, based on certain financial tests or (2) United States dollar LIBOR (4.80% at December 31, 2007) plus 1.0% to 2.25%, based on certain financial tests. The interest rates in effect at December 31, 2007 were 7.25% and 5.80% for the prime commercial lending rate and the United States dollar LIBOR, respectively. Letter of credit fees issued under this facility range from 1.0% to 2.25% of the respective face amounts of the letters of credit issued and are charged based on the type of letter of credit issued and certain financial tests. In connection with the replacement of the pre-existing revolving credit facility, $0.4 million of prepaid commitment fees were recorded as interest expense for 2005. As of December 31, 2007 and 2006, we had approximately $53.8 million and $55.6 million of letters of credit outstanding, respectively. There were no borrowings under the 2005 Revolving Credit Facility as of December 31, 2007 and 2006.

     On September 19, 2007, we entered into a $300.0 million Term Loan Agreement ("Term Loan"). The proceeds were used to pay a portion of the consideration for the acquisition of Ohmstede and costs and expenses incident thereto. The Term Loan contains financial covenants, representations and warranties and events of default. The Term Loan covenants require, among other things, maintenance of certain financial ratios and certain restrictions with respect to payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We are required to make principal payments on the Term Loan in installments on the last day of March, June, September and December of each year, commencing March 2008 in the amount of $0.75 million, together with interest on the then outstanding principal amount. A final payment comprised of all remaining principal and interest is due on October 17, 2010. The Term Loan is secured by substantially all of our assets and substantially all of the assets of substantially all of our U.S. subsidiaries. The Term Loan bears interest at (1) the prime commercial lending rate announced by Bank of Montreal from time to time (7.25% at December 31, 2007) plus 0.0% to 0.5% based on certain financial tests or (2) U.S. dollar LIBOR (4.80% at December 31, 2007) plus 1.0% to 2.25% based on certain financial tests. The interest rate in effect at December 31, 2007 was 6.3%. The outstanding amount under the Term Loan at December 31, 2007 was $225.0 million reflecting a prepayment of $75.0 million on December 31, 2007 and, because of the prepayment, we recorded as interest expense additional amortization expense related to capitalized debt issuance costs of $0.9 million. Based on the $225.0 million borrowings outstanding on the Term Loan, if overall interest rates were to increase by 1.0%, net of tax interest expense would increase approximately $1.3 million in the next twelve months. Conversely, if overall interest rates were to decrease by 1.0%, interest expense, net of income taxes, would decrease by approximately $1.3 million in the next twelve months.

     Our Canadian subsidiary, Comstock Canada Ltd., had a credit agreement with a bank providing for an overdraft facility of up to Cdn. $0.5 million that was terminated in November 2007. The facility was secured by a standby letter of credit and provided for interest at the bank's prime rate, which was 6.0% at December 31, 2006. There were no borrowings outstanding under this credit agreement at December 31, 2006.

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

     The terms of our construction contracts frequently require that we obtain from surety companies ("Surety Companies") and provide to our customers payment and performance bonds ("Surety Bonds") as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of December 31, 2007, based on our percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, had there been defaults on all our existing contractual obligations, would have been approximately $1.3 billion. The Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.

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

     Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain the 2005 Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient or to enable us to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. We may also increase liquidity through an equity offering or issuance of other debt instruments. Short-term changes in macroeconomic trends may have an effect, positively or negatively, on liquidity. In addition to managing borrowings, our focus on the facilities services market is intended to provide an additional buffer against economic downturns inasmuch as the facilities services business is characterized by annual and multi-year contracts that provide a more predictable stream of cash flow than the construction business. Short-term liquidity is also impacted by the type and length of construction contracts in place. During economic downturns, such as the downturn that we experienced from 2001 through 2004 in the commercial construction industry, there were typically fewer small discretionary projects from the private sector, and companies like us aggressively bid more large long-term infrastructure and public sector contracts. Performance of long duration contracts typically requires working capital until initial billing milestones are achieved. While we strive to maintain a net over-billed position with our customers, there can be no assurance that a net over-billed position can be maintained; however, we have been successful during the 2006 and 2007 periods of strong demand for non-residential construction services to substantially increase our net over-billed position. Our net over-billings, defined as the balance sheet accounts "billings in excess of costs and estimated earnings on uncompleted contracts" less "cost and estimated earnings in excess of billings on uncompleted contracts", was $427.5 million and $264.2 million as of December 31, 2007 and 2006, respectively.

     Long-term liquidity requirements can be expected to be met through cash generated from operating activities, the 2005 Revolving Credit Facility and, if required, the sale of various secured or unsecured debt and/or equity interests in the public and private markets. Based upon our current credit ratings and financial position, we can reasonably expect to be able (a) to incur long-term debt, such as the Term Loan of $300.0 million borrowed in September 2007 to fund, in part, the purchase of Ohmstede and/or (b) to issue equity. Over the long term, our primary revenue risk factor continues to be the level of demand for non-residential construction services, which is in turn influenced by macroeconomic trends including interest rates and governmental economic policy. In addition to the primary revenue risk factor, our ability to perform work at profitable levels is critical to meeting long-term liquidity requirements.

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

CERTAIN INSURANCE MATTERS

     As of December 31, 2007, we utilized approximately $48.2 million of letters of credit issued pursuant to our 2005 Revolving Credit Facility as collateral for insurance obligations.

NEW ACCOUNTING PRONOUNCEMENTS

     On January 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", an interpretation of FASB Statement No. 109, "Accounting for Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the adoption of FIN 48 and recognition of the cumulative effect of adoption of a new accounting principle, we recorded a $0.3 million increase in the liability for unrecognized income tax benefits, with an offsetting reduction in retained earnings. As of December 31, 2007, the liability on the Consolidated Balance Sheets for unrecognized income tax benefits was $8.8 million (of which $5.2 million, if recognized, would favorably affect our effective tax rate). We recognized interest related to uncertain tax positions in the income tax provision. As of December 31, 2007, we had approximately $3.2 million of accrued interest related to uncertain tax positions included in the liability on the Consolidated Balance Sheets, of which approximately $2.0 million was recorded during 2007. It is possible that approximately $1.7 million of income tax liability related to uncertain intercompany transfer pricing items will become a recognized income tax benefit in the next twelve months due to the closing of open tax years. The tax years 2004 to 2007 remain open to examination by United States taxing jurisdictions, and the tax years 2001 to 2007 remain open to examination by foreign taxing jurisdictions.

     In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("Statement 157"). Statement 157 provides guidance for using fair value to measure assets and liabilities. The statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances. Statement 157 is effective for our financial statements beginning with the first quarter of 2008. Early adoption is permitted. However, on February 12, 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP") that amends Statement 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). The FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008. We have not determined the effect, if any, the adoption of Statement 157 will have on our financial position and results of operations. However, we believe we will likely be required to provide additional disclosures in future financial statements beginning after the effective date of the new standard.

     In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("Statement 159"). Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Statement 159 is effective for our financial statements beginning with the first quarter of 2008. We have determined that there will be no effect in adopting Statement 159 on our financial position and results of operations.

     In December 2007, the FASB issued Statement No. 141 (revised 2007), "Business Combinations" ("Statement 141(R)"). Statement 141(R) changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and changes when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years beginning on or after December 15, 2008 and will only impact the accounting for acquisitions that are made after adoption.

     In December 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("Statement 160"). This statement is effective for fiscal years beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from our equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of Statement 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We have not determined the effect, if any, the adoption of Statement 160 will have on our financial position and results of operations.

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

Costs and estimated earnings in excess of billings on uncompleted contracts also include amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value and take into account factors that may affect our ability to bill unbilled revenues and collect amounts after billing. No profit is recognized in connection with claim amounts. As of December 31, 2007 and 2006, costs and estimated earnings in excess of billings on uncompleted contracts included unbilled revenues for unapproved change orders of approximately $31.3 million and $48.2 million, respectively, and claims of approximately $21.3 million and $22.4 million, respectively. In addition, accounts receivable as of December 31, 2007 and 2006 included claims of approximately $4.8 million and $6.7 million, respectively, plus unapproved change orders and contractually billed amounts related to such contracts of approximately $60.5 million and $76.9 million, respectively. Generally, contractually billed amounts will not be paid by the customer to us until final resolution of related claims. Due to uncertainties inherent in estimates employed in applying percentage-of-completion accounting, estimates may be revised as project work progresses. Application of percentage-of-completion accounting requires that the impact of revised estimates be reported prospectively in the consolidated financial statements. In addition to revenue recognition for long-term construction contracts, we recognize revenues from services contracts as such contracts are performed in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition, revised and updated" ("SAB 104"). There are two basic types of services contracts: (a) fixed price facilities services contracts which are signed in advance for maintenance, repair and retrofit work over periods typically ranging from one to three years (pursuant to which our employees may be at a customer's site full time) and (b) services contracts which may or may not be signed in advance for similar maintenance, repair and retrofit work on an as needed basis (frequently referred to as time and material work). Fixed price facilities services contracts are generally performed over the contract period, and accordingly, revenue is recognized on a pro-rata basis over the life of the contract. Revenues derived from other services contracts are recognized when the services are performed in accordance with SAB 104. Expenses related to all services contracts are recognized as incurred.

ACCOUNTS RECEIVABLE

     We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of past due balances. The provision for doubtful accounts during 2007, 2006 and 2005 amounted to approximately $5.0 million, $1.1 million and $8.5 million, respectively. At December 31, 2007 and 2006, our accounts receivable of $1,430.1 million and $1,184.4 million, respectively, included allowances for doubtful accounts of $27.0 million and $25.0 million, respectively. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to a deterioration of its financial condition or its credit ratings. The allowance requirements are based on the best facts available and are reevaluated and adjusted on a regular basis and as additional information is received.

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

INCOME TAXES

     We have net deferred tax liabilities resulting from non-deductible temporary differences of $25.0 million at December 31, 2007 and net deferred tax assets resulting from deductible temporary differences of $28.2 million at December 31, 2006, respectively, which will impact our taxable income in future periods. The change during 2007 in the deductible temporary differences primarily related to nondeductible goodwill and identifiable intangible assets from the Ohmstede acquisition and other items reflected as temporary differences. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. As of December 31, 2007 and 2006, the total valuation allowance on gross deferred tax assets was approximately $8.6 million and $12.9 million, respectively, the decrease in which was attributable to a capital gain recognized on the sale of our interest in the CBRE joint venture. The tax benefit of this sale was recorded in results from discontinued operations in the Condensed Consolidated Statement of Operations.

GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

     As of December 31, 2007, we had $563.9 million and $252.1 million, respectively, of goodwill and net identifiable intangible assets (primarily based on the market values of our contract backlog, developed technology, customer relationships, non-competition agreements and trade names), primarily arising out of the acquisition of companies. As of December 31, 2006, goodwill and net identifiable intangible assets were $288.2 million and $38.3 million, respectively. The increases in the goodwill and net identifiable intangible assets (net of accumulated amortization) since December 31, 2006 were related to the acquisition of five companies during 2007, pending completion of final valuation and purchase price adjustments. During 2007, the purchase price accounting for our acquisition of a United States mechanical construction company in October 2006 was finalized. As a result, identifiable intangible assets ascribed to its goodwill, backlog and customer relationships and to a non-competition agreement were adjusted with an insignificant impact. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies. FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142") requires that goodwill and other intangible assets with indefinite useful lives not be amortized, but instead must be tested at least annually for impairment (which we test each October 1), and be written down if impaired, rather than amortized as previous standards required. Furthermore, Statement 142 requires that identifiable intangible assets with finite lives be amortized over their useful lives. Changes in strategy and/or market conditions may result in adjustments to recorded intangible asset balances. As of December 31, 2007, no indicators of impairment of our goodwill or indefinite lived intangible assets resulted from our annual impairment review, which was performed in accordance with the provisions of Statement 142. See Note B - Summary of Significant Accounting Policies of the notes to consolidated financial statements for additional discussion of the provisions of Statement 142.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of December 31, 2007, we did not have any derivative instruments. We have not used any material derivative financial instruments during the year ended December 31, 2006, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.

     We are exposed to market risk for changes in interest rates for borrowings under the 2005 Revolving Credit Facility and the Term Loan. Borrowings under the 2005 Revolving Credit Facility and the Term Loan bear interest at variable rates, and the fair value of borrowings are not affected by changes in market interest rates. As of December 31, 2007, there were no borrowings outstanding under the 2005 Revolving Credit Facility and the balance on the Term Loan was $225.0 million. For further information on borrowing rates, refer to the Liquidity and Capital Resources discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     In addition, we are exposed to market risk of fluctuations in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in both our construction and facilities services operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of over 7,500 vehicles. While we believe we can increase our prices to adjust for some price increases in commodities, there can be no assurance that continued price increases of commodities, if they were to occur, would be recoverable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                                             December 31,
                                                                                                     --------------------------
                                                                                                         2007           2006
                                                                                                     -----------    -----------
                                     ASSETS
Current assets:
  Cash and cash equivalents ......................................................................   $   251,637    $   273,735
  Accounts receivable, less allowance for doubtful accounts of $26,995 and $25,021, respectively .     1,430,052      1,184,418
  Costs and estimated earnings in excess of billings on uncompleted contracts ....................       144,919        147,848
  Inventories ....................................................................................        52,247         18,015
  Prepaid expenses and other .....................................................................        56,935         38,397
                                                                                                     -----------    -----------
     Total current assets ........................................................................     1,935,790      1,662,413
Investments, notes and other long-term receivables ...............................................        22,669         29,630
Property, plant and equipment, net ...............................................................        83,963         52,780
Goodwill .........................................................................................       563,918        288,165
Identifiable intangible assets, less accumulated amortization of $31,143 and $14,131, respectively       252,146         38,251
Other assets .....................................................................................        13,157         17,784
                                                                                                     -----------    -----------
Total assets .....................................................................................   $ 2,871,643    $ 2,089,023
                                                                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Borrowings under working capital credit line ...................................................   $        --    $        --
  Current maturities of long-term debt and capital lease obligations .............................         3,791            659
  Accounts payable ...............................................................................       537,314        496,407
  Billings in excess of costs and estimated earnings on uncompleted contracts ....................       572,431        412,069
  Accrued payroll and benefits ...................................................................       211,849        177,490
  Other accrued expenses and liabilities .........................................................       188,838        121,723
                                                                                                     -----------    -----------
    Total current liabilities ....................................................................     1,514,223      1,208,348
Long-term debt and capital lease obligations .....................................................       223,453          1,239
Other long-term obligations ......................................................................       248,926        169,127
                                                                                                     -----------    -----------
Total liabilities ................................................................................     1,986,602      1,378,714
                                                                                                     -----------    -----------
Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero issued and outstanding .......            --             --
Common stock, $0.01 par value, 200,000,000 shares authorized, 67,821,782 and 67,296,072 shares
  issued, respectively ...........................................................................           678            673
Capital surplus ..................................................................................       387,288        354,905
Accumulated other comprehensive loss .............................................................       (15,102)       (28,189)
Retained earnings ................................................................................       526,307        399,804
Treasury stock, at cost 2,625,497 and 3,640,092 shares, respectively .............................       (14,130)       (16,884)
                                                                                                     -----------    -----------
Total stockholders' equity .......................................................................       885,041        710,309
                                                                                                     -----------    -----------
Total liabilities and stockholders' equity .......................................................   $ 2,871,643    $ 2,089,023
                                                                                                     ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        2007          2006         2005
                                                                     ----------    ----------    ----------
Revenues ..........................................................  $5,927,152    $4,901,783    $4,592,990
Cost of sales .....................................................   5,224,330     4,349,383     4,107,857
                                                                     ----------    ----------    ----------
Gross profit ......................................................     702,822       552,400       485,133
Selling, general and administrative expenses ......................     502,654       439,006       408,713
Restructuring expenses ............................................         343         1,622         1,749
                                                                     ----------    ----------    ----------
Operating income ..................................................     199,825       111,772        74,671
Interest expense ..................................................      (9,240)       (2,340)       (8,315)
Interest income ...................................................      13,215         6,235         2,729
Minority interest .................................................      (2,051)       (1,071)       (1,409)
                                                                     ----------    ----------    ----------
Income from continuing operations before income taxes .............     201,749       114,596        67,676
Income tax provision ..............................................      77,706        29,196         8,363
                                                                     ----------    ----------    ----------
Income from continuing operations .................................     124,043        85,400        59,313
Income from discontinued operations, net of income taxes  .........       2,765         1,234           729
                                                                     ----------    ----------    ----------
Net income ........................................................  $  126,808    $   86,634    $   60,042
                                                                     ==========    ==========    ==========

Net income per common share - Basic
 From continuing operations .......................................  $     1.93    $     1.35    $     0.95
 From discontinued operations .....................................        0.04          0.02          0.01
                                                                     ----------    ----------    ----------
                                                                     $     1.97    $     1.37    $     0.96
                                                                     ==========    ==========    ==========

Net income per common share - Diluted
 From continuing operations .......................................  $     1.86    $     1.30    $     0.93
 From discontinued operations .....................................        0.04          0.02          0.01
                                                                     ----------    ----------    ----------
                                                                     $     1.90    $     1.32    $     0.94
                                                                     ==========    ==========    ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                                                               2007       2006       2005
                                                                                            ---------  ---------  ---------
Cash flows from operating activities:
Net income ..............................................................................   $ 126,808   $ 86,634   $ 60,042
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization .........................................................      20,659     17,059     19,439
  Amortization of identifiable intangible assets ........................................      17,012      4,251      3,192
  Provisions for doubtful accounts ......................................................       5,025      1,112      8,457
  Minority interest .....................................................................       2,051      1,071      1,409
  Deferred income taxes .................................................................     (23,313)    (6,169)     5,002
  (Gain) loss on sale of discontinued operations ........................................      (1,183)       620      1,250
  (Gain) loss on sale of property, plant and equipment ..................................        (221)      (360)       263
  Excess tax benefits from share-based compensation .....................................     (13,392)    (6,768)        --
  Equity income from unconsolidated entities ............................................      (5,164)    (4,306)    (2,066)
  Impairment charge on equity investment ................................................       5,510         --         --
  Non-cash expense for amortization of debt issuance costs ..............................       1,961        786      2,589
  Non-cash compensation expense .........................................................       7,054      5,868         --
  Distributions from unconsolidated entities ............................................       8,199      9,660        616
                                                                                            ---------  ---------  ---------
                                                                                              151,006    109,458    100,193

Changes in operating assets and liabilities excluding effect of businesses acquired:
(Increase) decrease in accounts receivable ..............................................    (179,359)  (101,322)     9,998
Decrease in inventories and contracts in progress, net ..................................     148,688    100,612     28,409
Increase (decrease) in accounts payable .................................................      16,340     31,359     (8,107)
Increase in accrued payroll and benefits and other accrued expenses and liabilities .....     104,098     42,833     14,814
Changes in other assets and liabilities, net ............................................      18,248     27,048        101
                                                                                            ---------  ---------  ---------
Net cash provided by operating activities                                                     259,021    209,988    145,408
                                                                                            ---------  ---------  ---------
Cash flows from investing activities:
  Proceeds from sale of discontinued operations .........................................       5,494      1,661      4,413
  Proceeds from sale of property, plant and equipment ...................................       4,305        714      3,577
  Purchase of property, plant and equipment .............................................     (21,501)   (19,733)   (12,445)
  Investment in and advances to unconsolidated entities and joint ventures ..............      (1,534)    (4,752)    (3,449)
  Payments for acquisitions of businesses, net of cash acquired, identifiable intangible
    assets and related earn-out agreements ..............................................    (513,064)   (40,732)   (10,690)
Net (disbursements) proceeds for other investments ......................................         (50)    (1,573)        58
                                                                                            ---------  ---------  ---------
Net cash used in investing activities ...................................................    (526,350)   (64,415)   (18,536)
                                                                                            ---------  ---------  ---------
Cash flows from financing activities:
  Proceeds from working capital credit line .............................................          --    149,500    899,552
  Repayments of working capital credit line .............................................          --   (149,500)  (979,552)
  Borrowings for long-term debt .........................................................     300,000      2,420         --
  Repayments for long-term debt and debt issuance costs .................................     (79,301)    (2,475)       (89)
  Repayments for capital lease obligations ..............................................        (655)      (615)      (182)
  Proceeds from exercise of stock options ...............................................      10,310     10,400      1,742
  Excess tax benefits from share-based compensation .....................................      13,392      6,768         --
                                                                                            ---------  ---------  ---------
Net cash provided by (used in) financing activities .....................................     243,746     16,498    (78,529)
                                                                                            ---------  ---------  ---------
Effect of exchange rate changes on cash and cash equivalents ............................       1,485      7,879     (3,667)
                                                                                            ---------  ---------  ---------
(Decrease) increase in cash and cash equivalents ........................................     (22,098)   169,950     44,676
Cash and cash equivalents at beginning of year ..........................................     273,735    103,785     59,109
                                                                                            ---------  ---------  ---------
Cash and cash equivalents at end of year ................................................   $ 251,637  $ 273,735  $ 103,785
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

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                          Total                          Accumulated
                                          Stock-                           other
                                         holders'   Common   Capital    comprehensive     Retained   Treasury   Comprehensive
                                         equity     stock    surplus   (loss) income(1)   earnings    stock        income
                                        --------    ------   -------   ----------------   --------   --------   -------------
Balance, December 31, 2004 ............  $562,361    $652    $317,633      $ 7,699        $253,128  $(16,751)
  Net income ..........................    60,042      --          --           --          60,042        --      $ 60,042
  Foreign currency translation
    adjustments .......................    (1,174)     --          --       (1,174)             --        --        (1,174)
  Pension plan additional minimum
    liability, net of tax benefit of $0   (11,895)     --          --      (11,895)             --        --       (11,895)
                                                                                                                  --------
  Comprehensive income                                                                                            $ 46,973
                                                                                                                  ========
  Issuance of treasury stock
    for restricted stock units (2) ....        --      --        (540)          --              --       540
  Treasury stock, at cost (3) .........      (871)     --          --           --              --      (871)
  Common stock issued under
    stock option plans, net (4) .......     5,615      14       6,448           --              --      (847)
  Value of restricted stock units .....     1,358               1,358           --              --        --
                                         --------    ----    --------     --------        --------  --------
Balance, December 31, 2005 ............   615,436     666     324,899       (5,370)        313,170   (17,929)
  Net income ..........................    86,634      --          --           --          86,634        --      $ 86,634
  Foreign currency translation
    adjustments .......................     7,270      --          --        7,270              --        --         7,270
  Pension plan reduction of
    minimum liability, net of
    tax provision of $0.4 million .....       880      --          --          880              --        --           880
                                                                                                                  --------
  Comprehensive income                                                                                            $ 94,784
                                                                                                                  ========
  Effect of adopting Statement 158,
    net of tax benefit of $13.4 million   (30,969)     --          --      (30,969)             --        --
  Issuance of treasury stock
    for restricted stock units (2) ....        --      --        (551)          --              --       551
  Treasury stock, at cost (3) .........    (1,587)     --          --           --              --    (1,587)
  Common stock issued under
    stock option plans, net (4) .......    25,539       7      23,451           --              --     2,081
  Value of restricted stock units .....     1,238      --       1,238           --              --        --
  Share-based compensation expense ....     5,868      --       5,868           --              --        --
                                         --------    ----    --------     --------        --------  --------
Balance, December 31, 2006 ............   710,309     673     354,905      (28,189)        399,804   (16,884)
  Net income ..........................   126,808      --          --           --         126,808        --      $126,808
  Foreign currency translation
    adjustments .......................     9,392      --          --        9,392              --        --         9,392
  Pension adjustment, net of tax
    benefit of $1.4 million ...........     3,695      --          --        3,695              --        --         3,695
                                                                                                                  --------
  Comprehensive income ................                                                                           $139,895
                                                                                                                  ========
  Effect of adopting FIN 48 ...........      (305)     --          --           --            (305)       --
  Issuance of treasury stock for
    restricted stock units (2) ........        --      --        (311)          --              --       311
  Treasury stock, at cost (3) .........    (1,118)     --          --           --              --    (1,118)
  Common stock issued under
    stock option plans, net (4) .......    29,206       5       25,640          --              --     3,561
  Share-based compensation expense ....     7,054      --        7,054          --              --        --
                                         --------    ----     --------    --------        --------  --------
Balance, December 31, 2007 ............  $885,041    $678     $387,288    $(15,102)       $526,307  $(14,130)
                                         ========    ====     ========    ========        ========  ========

-------------

(1) As of December 31, 2007, represents cumulative foreign currency translation and pension liability adjustments of $28.2 million and $(43.3) million, respectively. As of December 31, 2006, represents cumulative foreign currency translation and pension liability adjustments of $18.8 million and $(47.0) million, respectively. As of December 31, 2005, represents cumulative foreign currency translation and net of tax minimum pension liability adjustments of $11.5 million and $(16.9) million, respectively.

(2) Represents common stock transferred at cost from treasury stock upon the vesting of restricted stock units.

(3) Represents value of shares of common stock withheld by EMCOR for income tax withholding requirements upon the vesting of restricted stock units.

(4) Includes the tax benefit of stock option exercises of $15.2 million in 2007, $13.4 million in 2006 and $3.9 million in 2005. The 2006 amount includes an adjustment for stock option exercises of $4.5 million from prior periods.

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

     We are one of the largest electrical and mechanical construction and facilities services firms in the United States, Canada, the United Kingdom and in the world. We specialize principally in providing construction services relating to electrical and mechanical systems in facilities of all types and in providing comprehensive services for the operation, maintenance and management of substantially all aspects of such facilities, commonly referred to as "facilities services." We design, integrate, install, start-up, operate and maintain various electrical and mechanical systems, including: (a) electric power transmission and distribution systems; (b) premises electrical and lighting systems; (c) low-voltage systems, such as fire alarm, security and process control systems; (d) voice and data communication systems; (e) roadway and transit lighting and fiber optic lines; (f) heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems; (g) fire protection systems; (h) plumbing, process and high-purity piping systems; (i) water and wastewater treatment systems; and (j) central plant heating and cooling systems. We provide electrical and mechanical construction services and facilities services directly to corporations, municipalities and other governmental entities, owners/developers and tenants of buildings. We also provide these services indirectly by acting as a subcontractor to general contractors, systems suppliers and other subcontractors. Electrical and mechanical construction services generally fall into one of two categories: (a) large installation projects with contracts often in the multi-million dollar range that involve construction of industrial and commercial buildings and institutional and public works facilities or the fit-out of large blocks of space within commercial buildings and (b) smaller installation projects typically involving fit-out, renovation and retrofit work. Our facilities services businesses, which support the operation of a customer's facilities, include industrial maintenance and services, commercial and government site-based operations and maintenance, military base operations support services, mobile maintenance and services, facilities management, installation and support for building systems, technical consulting and diagnostic services, small modification and retrofit projects, program development, management and maintenance for energy systems. These services are provided to a wide range of commercial, industrial, utility and institutional facilities including those at which we provided construction services.

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

     On July 9, 2007 and February 10, 2006, we effected 2-for-1 stock splits in the form of stock distributions of one common share for each common share owned on the respective record dates of June 20, 2007 and January 30, 2006. The capital stock accounts, all share data and earnings per share data give effect to the stock splits, applied retroactively, to all periods presented. See Note I
- Common Stock of the notes to consolidated financial statements for additional information.

     The results of operations for all years presented reflect discontinued operations accounting due to the sale of an ownership interest in a consolidated joint venture in 2007 and the sales of subsidiaries in each of 2006 and 2005.

     The results of operations of acquisitions in 2007 and 2006 have been included in the results of operations from the date of the respective acquisition by us.

PRINCIPLES OF PREPARATION

     The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

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

     Our industrial maintenance and services business recognizes revenue associated with the engineering, manufacturing and repairing of shell and tube heat exchangers in accordance with SAB 104 when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price to the buyer is fixed and determinable and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership, which is generally on the date of shipment. Costs related to this work are included in inventory until the product is shipped. These costs include all direct material, labor and subcontracting costs and indirect costs related to performance such as, supplies, tools and repairs. Revenues from field service contracts are recognized as services are provided, the duration of which generally does not exceed one month.

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

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     Costs and estimated earnings on uncompleted contracts and related amounts billed as of December 31, 2007 and 2006 were as follows (in thousands):

                                                                                 2007            2006
                                                                             ------------    ------------
Costs incurred on uncompleted contracts ...................................  $  9,186,361    $  7,983,614
Estimated earnings ........................................................       675,000         519,164
                                                                             ------------    ------------
                                                                                9,861,361       8,502,778
Less: billings to date ....................................................    10,288,873       8,766,999
                                                                             ------------    ------------
                                                                             $   (427,512)   $   (264,221)
                                                                             ============    ============

     Such amounts were included in the accompanying Consolidated Balance Sheets at December 31, 2007 and 2006 under the following captions (in thousands):

                                                                                  2007           2006
                                                                               ---------      ---------
Costs and estimated earnings in excess of billings on uncompleted contracts .  $ 144,919      $ 147,848
Billings in excess of costs and estimated earnings on uncompleted contracts .   (572,431)      (412,069)
                                                                               ---------      ---------
                                                                               $(427,512)     $(264,221)
                                                                               =========      =========

     As of December 31, 2007 and 2006, costs and estimated earnings in excess of billings on uncompleted contracts included unbilled revenues for unapproved change orders of approximately $31.3 million and $48.2 million, respectively, and claims of approximately $21.3 million and $22.4 million, respectively. In addition, accounts receivable as of December 31, 2007 and 2006 included claims of approximately $4.8 million and $6.7 million, respectively, plus unapproved change orders and contractually billed amounts related to such contracts of $60.5 million and $76.9 million, respectively. Generally, contractually billed amounts will not be paid by the customer to us until final resolution of related claims. Included in the claims amount is approximately $8.1 million and $8.2 million as of December 31, 2007 and 2006, respectively, related to projects of our Poole & Kent subsidiary, which projects had commenced prior to our acquisition of Poole & Kent in 1999. The Poole & Kent claims amount principally relate to a civil action in which Poole & Kent is a participant.

CLASSIFICATION OF CONTRACT AMOUNTS

     In accordance with industry practice, we classify as current all assets and liabilities related to the performance of long-term contracts. The contracting cycle for certain long-term contracts may extend beyond one year, and, accordingly, collection or payment of amounts related to these contracts may extend beyond one year. Accounts receivable at December 31, 2007 and 2006 included $249.0 million and $216.1 million, respectively, of retainage billed under terms of these contracts. We estimate that approximately 82% of retainage recorded at December 31, 2007 will be collected during 2008. Accounts payable at December 31, 2007 and 2006 included $43.9 million and $43.7 million, respectively, of retainage withheld under terms of the contracts. We estimate that approximately 87% of retainage withheld at December 31, 2007 will be paid during 2008. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations. The allowance for doubtful accounts requirements are re-evaluated and adjusted on a regular basis and as additional information is received.

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

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined principally using the average cost method. Inventories as of December 31, 2007 and 2006 consist of the following amounts (in thousands):

                                                             2007        2006
                                                           --------    --------
Raw materials and construction materials ...............   $ 21,116    $ 18,676
Work in progress .......................................     32,515          --
Reserve for obsolescence ...............................     (1,384)       (661)
                                                           --------    --------
                                                           $ 52,247    $ 18,015
                                                           ========    ========

     The 2007 work in process inventories are attributable to the acquisition of FR X Ohmstede Acquisition Co. ("Ohmstede") on September 19, 2007.

INVESTMENTS, NOTES AND OTHER LONG-TERM RECEIVABLES

     Investments, notes and other long-term receivables were $22.7 million and $29.6 million at December 31, 2007 and 2006, respectively, and primarily consist of investments in joint ventures accounted for using the equity method of accounting. Included as investments, notes and other long-term receivables were investments of $11.3 million and $16.7 million as of December 31, 2007 and 2006, respectively, relating to a venture with Baltimore Gas & Electric (a subsidiary of Constellation Energy). This joint venture designs, constructs, owns, operates, leases and maintains facilities to produce chilled water for use in air conditioning commercial properties. During 2007, we recognized a $5.5 million impairment charge related to an other-than-temporary decline in fair value of our investment in this joint venture, which has been reflected as a component of cost of sales.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is stated at cost. Depreciation, including amortization of assets under capital leases, is recorded principally using the straight-line method over estimated useful lives of 3 to 10 years for machinery and equipment, 3 to 5 years for vehicles, furniture and fixtures and computer hardware/software and 25 years for buildings. Leasehold improvements are amortized over the shorter of the remaining life of the lease term or the expected service life of the improvement. As events and circumstances indicate, we review the carrying amount of property, plant and equipment for impairment. In performing this review for recoverability, long-lived assets are assessed for possible impairment by comparing their carrying values to their undiscounted net pre-tax cash flows expected to result from the use of the asset. Impaired assets are written down to their fair values, generally determined based on their estimated future discounted cash flows. Through December 31, 2007, no material adjustment for the impairment of property, plant and equipment carrying value has been required.

     Property, plant and equipment in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2007 and 2006 (in thousands):

                                                            2007         2006
                                                         ---------    ---------
Machinery and equipment ..............................   $  64,340    $  43,723
Vehicles .............................................      33,095       31,047
Furniture and fixtures ...............................      18,873       19,640
Computer hardware/software ...........................      66,928       63,047
Land, buildings and leasehold improvements ...........      60,790       46,693
                                                         ---------    ---------
                                                           244,026      204,150
Accumulated depreciation and amortization ............    (160,063)    (151,370)
                                                         ---------    ---------
                                                         $  83,963    $  52,780
                                                         =========    =========

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

     Goodwill at December 31, 2007 and 2006 was approximately $563.9 million and $288.2 million, respectively, and reflects the excess of cost over fair market value of net identifiable assets of companies acquired. Goodwill attributable to companies acquired in 2007 has been preliminarily valued at $274.7 million. We have adopted the following accounting standards issued by the Financial Accounting Standards Board ("FASB"): Statement No. 141, "Business Combinations" ("Statement 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). Statement 141 requires that all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. Statement 142 requires that goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, but instead must be tested at least annually for impairment (which we test each October 1), and be written down if impaired, rather than amortized as previous standards required. Furthermore, Statement 142 requires identifiable intangible assets with finite lives be amortized over their useful lives. Statement 142 requires that goodwill be allocated to the reporting units. The fair value of the reporting unit is compared to the carrying amount on an annual basis to determine if there is a potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value. The fair value for goodwill is determined based on discounted estimated future cash flows. Our annual impairment review is performed in accordance with the provisions of Statement 142.

     The changes in the carrying amount of goodwill during the years ended December 31, 2007 and 2006 were as follows (in thousands):

                                                                   2007         2006
                                                                ---------    ---------
Balance at beginning of period ..............................   $ 288,165    $ 283,412
Earn-out payments/accruals on prior year acquisitions .......       3,000        3,502
Goodwill recorded for acquisition of businesses .............     274,693        1,890
Goodwill allocated to the sale of assets and other items, net      (1,940)        (639)
                                                                ---------    ---------
Balance at end of period ....................................   $ 563,918    $ 288,165
                                                                =========    =========

     As of December 31, 2007, there are remaining contingent payments of approximately $20.3 million related to earn-out payments in connection with acquisitions.

     Identifiable intangible assets at December 31, 2007 are comprised of $28.9 million of contract backlog, $85.4 million of developed technology, $76.7 million of customer relationships, $7.3 million of non-competition agreements and $85.1 million of trade names, all acquired as a result of acquisitions in 2002, 2005, 2006 and 2007. Identifiable intangible assets at December 31, 2006 were comprised of $14.7 million of contract backlog, $21.9 million of customer relationships, $2.1 million of non-competition agreements and $13.8 million of trade names, all acquired as a result of acquisitions in 2002, 2005 and 2006. Identifiable intangible assets attributable to companies acquired in 2007 have been preliminarily valued at $231.7 million. The $85.1 million attributable to trade names is not being amortized as trade names have indefinite lives, but are subject to an annual review for impairment in accordance with Statement 142. See Note C -Acquisitions of Businesses of the notes to consolidated financial statements for additional information. Except for Ohmstede's contract backlog, which is being expensed in a manner consistent with its expected revenue recognition, the identifiable intangible amounts are subject to amortization on a straight-line method. The amortization periods range from 4 months to 6 years for contract backlog, 20 years for developed technology, 5 to 20 years for customer relationships and 3 to 7 years for non-competition agreements. The contract backlog, developed technology customer relationships and non-competition agreements are presented in the consolidated balance sheets net of accumulated amortization of $31.1 million and $14.1 million at December 31, 2007 and 2006, respectively. The following table presents the estimated future amortization expense of identifiable intangible assets in the following years (in thousands):


2008  ...............................................................   $ 20,736
2009  ...............................................................     12,540
2010  ...............................................................     10,500
2011  ...............................................................      9,362
2012  ...............................................................      8,968
Thereafter ..........................................................    105,061
                                                                        --------
                                                                        $167,167
                                                                        ========

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

INSURANCE LIABILITIES

     Our insurance liabilities are determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. At December 31, 2007 and 2006, the estimated current portion of undiscounted insurance liabilities of $18.9 million and $16.5 million, respectively, were included in "Other accrued expenses and liabilities" in the accompanying Consolidated Balance Sheets. The estimated non-current portion of the undiscounted insurance liabilities included in "Other long-term obligations" at December 31, 2007 and 2006 were $89.9 million and $80.9 million, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying values of our financial instruments, which include accounts receivable and other financing commitments, approximate their fair values due primarily to their short-term maturities. The carrying value of our term loan approximates the fair value due to the variable rate on such debt.

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

DERIVATIVES AND HEDGING ACTIVITIES

     As of December 31, 2007, we did not have any derivative instruments. As of December 31, 2006, we did not have any material derivative instruments.

VALUATION OF SHARE-BASED COMPENSATION PLANS

     We have various types of share-based compensation plans and programs, which are administered by our Board of Directors or its Compensation and Personnel Committee. See Note J - Stock Options and Stock Plans for additional information regarding the share-based compensation plans and programs.

     On January 1, 2006, we adopted FASB Statement No. 123(R), "Share-Based Payment" ("Statement 123(R)"). With the adoption of Statement 123(R), all share-based payments to our employees and non-employee directors, including grants of stock options, have been recognized in the income statement based on their fair values, on a straight-line basis over the requisite service period, which is generally the vesting period, utilizing the modified prospective method of accounting. The impact of the adoption of Statement 123(R) resulted in $4.0 million of compensation expense for the year ended December 31, 2006. As a result, net income was adversely impacted in this period by $2.4 million, and basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS") were both adversely impacted by $0.07. Prior to January 1, 2006, we applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25") and related interpretations in accounting for stock options. Accordingly, no compensation expense has been recognized in the accompanying Consolidated Statements of Operations for the year ended December 31, 2005 in respect of stock options granted during that period inasmuch as we granted stock options at fair market value. Had compensation expense for the options for the year ended December 31, 2005 been determined consistent with FASB Statement No. 123, "Accounting for Stock-Based Compensation" and FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", our net income, Basic EPS and Diluted EPS would have been reduced from the "as reported amounts" below to the "pro forma amounts" below (in thousands, except per share amounts):

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

                                                                                              2005
                                                                                            -------
Income from continuing operations:
   As reported ..........................................................................   $59,313
   Less: Total stock-based compensation expense determined under fair value based method,
     net of related tax effects .........................................................     2,112
                                                                                            -------
   Pro Forma ............................................................................   $57,201
                                                                                            =======
Basic EPS from continuing operations:
   As reported ..........................................................................     $0.95
   Pro Forma ............................................................................     $0.92
Diluted EPS from continuing operations:
   As reported ..........................................................................     $0.93
   Pro Forma ............................................................................     $0.90

NEW ACCOUNTING PRONOUNCEMENTS

     On January 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", an interpretation of FASB Statement No. 109, "Accounting for Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the adoption of FIN 48 and recognition of the cumulative effect of adoption of a new accounting principle, we recorded a $0.3 million increase in the liability for unrecognized income tax benefits, with an offsetting reduction in retained earnings. As of December 31, 2007, the liability on the Consolidated Balance Sheets for unrecognized income tax benefits was $8.8 million (of which $5.2 million, if recognized, would favorably affect our effective tax rate). We recognized interest related to uncertain tax positions in the income tax provision. As of December 31, 2007, we had approximately $3.2 million of accrued interest related to uncertain tax positions included in the liability on the Consolidated Balance Sheets, of which approximately $2.0 million was recorded during 2007. It is possible that approximately $1.7 million of income tax liability related to uncertain intercompany transfer pricing items will become a recognized income tax benefit in the next twelve months due to the closing of open tax years. The tax years 2004 to 2007 remain open to examination by United States taxing jurisdictions, and the tax years 2001 to 2007 remain open to examination by foreign taxing jurisdictions.

     In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("Statement 157"). Statement 157 provides guidance for using fair value to measure assets and liabilities. The statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances. Statement 157 is effective for our financial statements beginning with the first quarter of 2008. Early adoption is permitted. However, on February 12, 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP") that amends Statement 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). The FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008. We have not determined the effect, if any, the adoption of Statement 157 will have on our financial position and results of operations. However, we believe we will likely be required to provide additional disclosures in future financial statements beginning after the effective date of the new standard.

     In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("Statement 159"). Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Statement 159 is effective for our financial statements beginning with the first quarter of 2008. We have determined that there will be no effect in adopting Statement 159 on our financial position and results of operations.

     In December 2007, the FASB issued Statement No. 141 (revised 2007), "Business Combinations" ("Statement 141(R)"). Statement 141(R) changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and changes when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years beginning on or after December 15, 2008 and will only impact the accounting for acquisitions that are made after adoption.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     In December 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("Statement 160"). This statement is effective for fiscal years beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from our equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of Statement 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We have not determined the effect, if any, the adoption of Statement 160 will have on our financial position and results of operations.

NOTE C -- ACQUISITIONS OF BUSINESSES

     During 2007, we acquired four companies, which were not material individually or in the aggregate, for an aggregate of $53.2 million. Two of the companies primarily perform facilities services and have been included in our United States facilities services reporting segment, and the other two primarily perform mechanical construction work and have been included in our United States mechanical construction and facilities services reporting segment. Goodwill and identifiable intangible assets attributable to these companies, representing the excess purchase price over the fair value of amounts assigned to the net tangible assets acquired, were preliminarily valued at $14.7 million and $19.3 million, respectively.

     Also during 2007, we acquired Ohmstede, which has been included in our United States facilities services segment. The purchase price paid for Ohmstede was approximately $455.4 million, net of cash acquired of approximately $1.5 million, and was funded by approximately $155.4 million of our cash on hand and from $300.0 million of borrowings under our new $300.0 million Term Loan Agreement (the "Term Loan"). The Term Loan is described further in Note G -- Long-Term Debt. Additionally, approximately $5.4 million was paid for directly related acquisition costs. Headquartered in Beaumont, Texas, Ohmstede is the leading North American provider of aftermarket maintenance and repair services, replacement parts and fabrication services for highly engineered shell and tube heat exchangers for refineries and the petrochemical industry.

     During 2006, we acquired three companies, which were not individually or in the aggregate material, for an aggregate of $41.1 million in cash. Goodwill and identifiable intangible assets were valued at $5.1 million and $20.0 million, respectively, after completion of the final valuation and purchase price adjustments.

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

     The following table summarizes the preliminary purchase price allocation related to the 2007 acquisitions at the respective dates of acquisition (in thousands):

                                                            OTHER
                                              OHMSTEDE   ACQUISITIONS    TOTAL
                                              --------   ------------    -----
Current assets, including cash acquired ...   $ 78,274     $ 53,952    $132,226
Property, plant and equipment .............     25,803        3,312      29,115
Goodwill ..................................    259,819       14,874     274,693
Identifiable intangible assets. ...........    212,400       19,326     231,726
Other assets ..............................         --          227         227
                                              --------     --------    --------
  Total assets acquired ...................    576,296       91,691     667,987
                                              --------     --------    --------
Current liabilities. ......................     30,028       37,519      67,547
Deferred income tax liability .............     89,368          300      89,668
Other long-term obligations ...............         --          660         660
                                              --------     --------    --------
  Total liabilities assumed ...............    119,396       38,479     157,875
                                              --------     --------    --------
Net assets acquired .......................   $456,900     $ 53,212    $510,112
                                              ========     ========    ========

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE C -- ACQUISITIONS OF BUSINESSES -- (CONTINUED)

     The goodwill of $274.7 million was recorded based on preliminary purchase price allocations primarily to the United States mechanical construction and facilities services and United States facilities services segments. Goodwill results from the expected benefits of collaboration and synergies in future periods. It is expected that approximately $34.0 million of the goodwill and identifiable intangible assets associated with the companies acquired in 2007 will be deductible for tax purposes. In accordance with FASB Statement No. 141, "Business Combinations" ("Statement 141") and FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"), goodwill will not be amortized, while certain other intangible assets with finite lives that have been preliminarily identified will be subject to amortization over their useful lives.

     Of the total purchase price paid for all 2007 acquisitions, approximately $231.7 million has been preliminarily allocated to identifiable intangible assets, which includes acquired contract backlog, developed technology, customer relationships, non-competition agreements and trade names. Approximately $70.5 million has been allocated to trade names and is not being amortized as trade names have indefinite lives. Except for Ohmstede's contract backlog, which is being expensed in a manner consistent with its expected revenue recognition, the identifiable intangible amounts are subject to amortization on a straight-line method. The amortization periods range from four months to twenty years.

     During 2007, the purchase price accounting for our acquisition of a United States mechanical construction company in October 2006 was finalized. As a result, identifiable intangible assets ascribed to its goodwill, contract backlog, customer relationships and to a related non-competition agreement were adjusted with an insignificant impact.

     The following table presents unaudited pro forma results of operations including all companies acquired during 2007 as if the acquisitions had occurred at the beginning of fiscal 2006. The pro forma results of operations are not necessarily indicative of the results of operations had the acquisitions actually occurred at the beginning of fiscal 2006, nor is it necessarily indicative of future operating results (in thousands, except per share data):

                                                            2007            2006
                                                        -----------     -----------
Revenues ............................................   $ 6,249,243     $ 5,271,200
Operating income ....................................   $   234,979(1)  $   107,534(2)
Income from continuing operations ...................   $   132,900(1)  $    61,977(2)
Net income ..........................................   $   135,665     $    63,211
Diluted earnings per share from continuing operations   $      1.99     $      0.95
Diluted earnings per share ..........................   $      2.03     $      0.97

(1) Includes compensation related expenses of $18.7 million associated with certain share-based payments made to certain members of management of an acquired company prior to the acquisition date. These amounts were recorded in the pre-acquisition financial statements.

(2) Includes compensation related expenses of $26.6 million associated with certain contractual payments and vesting of stock options related to a prior acquisition involving the company we acquired. These amounts were recorded in the pre-acquisition financial statements.

     The above pro forma balances include additional interest expense associated with the Term Loan, the loss of interest income related to the use of cash for the acquisition and the amortization expense associated with the preliminary value placed on the identifiable intangible assets related to companies acquired in the third and fourth quarters of 2007.

     During 2007 and 2006, we recorded an aggregate of $3.0 million and $3.5 million, respectively, by reason of earn-out obligations in respect of prior year acquisitions.

NOTE D -- DISPOSITION OF ASSETS

     Results of these operations for all periods presented in our consolidated financial statements reflect discontinued operations accounting. On August 6, 2007, we sold our majority ownership interest in a joint venture with CB Richard Ellis, Inc. ("CBRE") to CBRE for $8.0 million. This sale followed our purchase, for approximately $0.5 million, of certain of the joint venture's assets. Included in the results of discontinued operations for 2007 was a gain of $1.2 million (net of income tax benefit of $1.8 million) resulting from the sale of our joint venture interest. As of December 31, 2007, $5.5 million of purchase price had been received, and the balance is reflected as a current note receivable on our Consolidated Balance Sheet. The components of the results of discontinued operations for CBRE are as follows (in thousands):

                                                           2007(1)        2006        2005
                                                         ----------   ----------   ----------
Revenues ..............................................  $   79,095   $  119,253   $  103,613
Income from discontinued operation ....................  $    1,582   $    1,854   $    1,840
Gain on sale of discontinued operation ................  $    1,183   $       --   $       --
Net income from discontinued operation ................  $    2,765   $    1,854   $    1,840
Diluted earnings per share from discontinued operation   $     0.04   $     0.03   $     0.03

----------

(1)  Through date of sale, August 6, 2007.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE D -- DISPOSITION OF ASSETS -- (CONTINUED)

     On January 31, 2006, we sold a subsidiary that had been part of our United States mechanical construction and facilities services segment. On September 30, 2005, we sold a subsidiary that had been part of our United States facilities services segment. Included in the results of discontinued operations for the year ended December 31, 2006 was a loss of $0.6 million (net of income tax benefit of $0.1 million), which related to the January 2006 sale of the subsidiary that had been part of our United States mechanical construction and facilities services segment. Included in the $0.7 million gain (net of income taxes) from discontinued operations for the year ended December 31, 2005 is a loss of $1.0 million (net of income tax provision of $0.1 million), which related to the September 2005 sale of a subsidiary that had been part of our United States facilities services segment. An aggregate of $1.7 million and $4.4 million in cash and notes was received as consideration for both of these sales in 2006 and 2005, respectively. As of December 31, 2006, the notes had been paid in full. We will not have any future involvement with these subsidiaries. The components of the results of operations for these discontinued operations are not presented as they are not material to the consolidated results of operations.

NOTE E -- EARNINGS PER SHARE

     The following tables summarize our calculation of Basic and Diluted Earnings per Share ("EPS") for the years ended December 31, 2007, 2006 and 2005 as adjusted for the July 9, 2007 and January 10, 2006 2-for-1 stock splits (in thousands, except share and per share data):

                                                                          2007           2006           2005
                                                                      ------------   ------------   ------------
NUMERATOR:
Income before discontinued operations .............................   $    124,043   $     85,400   $     59,313
Income from discontinued operations ...............................          2,765          1,234            729
                                                                      ------------   ------------   ------------
Net income available to common stockholders .......................   $    126,808   $     86,634   $     60,042
                                                                      ============   ============   ============

DENOMINATOR:
Weighted average shares outstanding used to
  compute basic earnings per share ................................     64,431,471     63,215,431     62,286,727
Effect of diluted securities -
  Share-based awards ..............................................      2,300,465      2,264,962      1,383,035
                                                                      ------------   ------------   ------------
Shares used to compute diluted earnings
  per share .......................................................     66,731,936     65,480,393     63,669,762
                                                                      ============   ============   ============

Basic earnings per share:
  Continuing operations ...........................................   $       1.93   $       1.35   $       0.95
  Discontinued operations .........................................           0.04           0.02           0.01
                                                                      ------------   ------------   ------------
  Total ...........................................................   $       1.97   $       1.37   $       0.96
                                                                      ============   ============   ============

Diluted earnings per share:
  Continuing operations ...........................................   $       1.86   $       1.30   $       0.93
  Discontinued operations .........................................           0.04           0.02           0.01
                                                                      ------------   ------------   ------------
  Total ...........................................................   $       1.90   $       1.32   $       0.94
                                                                      ============   ============   ============

     The number of options granted to purchase shares of our common stock that were excluded from the computation of Diluted EPS for the years ended December 31, 2007, 2006 and 2005 because they would be anti-dilutive were 120,000, zero and 365,940, respectively.

NOTE F -- CURRENT DEBT

CREDIT FACILITIES

   Effective October 17, 2005, we replaced our pre-existing revolving credit facility with an amended and restated $350.0 million revolving credit facility (the "2005 Revolving Credit Facility"). The 2005 Revolving Credit Facility expires on October 17, 2010. It permits us to increase our borrowing to $500.0 million if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We utilized this feature to increase the line of credit under the 2005 Revolving Credit Facility from $350.0 million to $375.0 million on November 29, 2005. We may allocate up to $125.0 million of the borrowing capacity under the 2005 Revolving Credit Facility to letters of credit. The 2005 Revolving Credit Facility is guaranteed by certain of our direct and indirect subsidiaries, is secured by substantially all of our assets and most of the assets of our subsidiaries, and provides for borrowings in the form of revolving loans and letters of credit. The 2005 Revolving Credit Facility contains various covenants requiring, among other things, maintenance of certain financial ratios and certain restrictions with respect to payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount of the 2005 Revolving Credit Facility. The fee ranges from 0.25% to 0.5% of the unused amount, based on certain financial tests. Borrowings under the 2005 Revolving Credit Facility bear interest at (1) a rate which is the prime commercial lending rate announced by Harris Nesbitt from time to time (7.25% at December 31,

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE F -- CURRENT DEBT -- (CONTINUED)

2007) plus 0.0% to 0.5%, based on certain financial tests or (2) United States dollar LIBOR (4.80% at December 31, 2007) plus 1.0% to 2.25%, based on certain financial tests. The interest rates in effect at December 31, 2007 were 7.25% and 5.80% for the prime commercial lending rate and the United States dollar LIBOR, respectively. Letter of credit fees issued under this facility range from 1.0% to 2.25% of the respective face amounts of the letters of credit issued and are charged based on the type of letter of credit issued and certain financial tests. In connection with the replacement of our pre-existing revolving credit facility, $0.4 million of prepaid commitment fees were recorded as interest expense for 2005. As of December 31, 2007 and 2006, we had approximately $53.8 million and $55.6 million of letters of credit outstanding, respectively. There were no borrowings under the 2005 Revolving Credit Facility as of December 31, 2007 and 2006.

FOREIGN BORROWINGS

     Our Canadian subsidiary, Comstock Canada Ltd., had a credit agreement with a bank providing for an overdraft facility of up to Cdn. $0.5 million that was terminated in November 2007. The facility was secured by a standby letter of credit and provided for interest at the bank's prime rate, which was 6.0% at December 31, 2006. There were no borrowings outstanding under this credit agreement at December 31, 2006.

NOTE G -- LONG-TERM DEBT

     Long-term debt in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2007 and 2006 (in thousands):

                                                                         2007           2006
                                                                    ------------   ------------
Term Loan, interest payable in varying amounts through 2010 .....   $    225,000   $         --
Capitalized Lease Obligations, at weighted average interest
  rates from 5.0% to 9.0% payable in varying amounts through 2014          2,151          1,566
Other, at weighted average interest rates from 8.0% to 13.0%,
  payable in varying amounts through 2010 .......................             93            332
                                                                    ------------   ------------
                                                                         227,244          1,898
Less: current maturities ........................................          3,791            659
                                                                    ------------   ------------
                                                                    $    223,453   $      1,239
                                                                    ============   ============


TERM LOAN

     On September 19, 2007, we entered into the Term Loan. The proceeds were used to pay a portion of the consideration for the acquisition of Ohmstede and costs and expenses incident thereto. The Term Loan contains financial covenants, representations and warranties and events of default. The Term Loan covenants require, among other things, maintenance of certain financial ratios and certain restrictions with respect to payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We are required to make principal payments on the Term Loan in installments on the last day of March, June, September and December of each year, commencing March 2008 in the amount of $0.75 million. A final payment comprised of all remaining principal and interest is due on October 17, 2010. The Term Loan is secured by substantially all of our assets and substantially all of the assets of substantially all of our U.S. subsidiaries. The Term Loan bears interest at (1) the prime commercial lending rate announced by Bank of Montreal from time to time (7.25% at December 31, 2007) plus 0.0% to 0.5% based on certain financial tests or (2) U.S. dollar LIBOR (4.80% at December 31, 2007) plus 1.0% to 2.25% based on certain financial tests. The interest rate in effect at December 31, 2007 was 6.3%. We capitalized approximately $4.0 million of debt issuance costs associated with the Term Loan. This amount is being amortized over the life of the loan and is included as part of interest expense. The outstanding amount under the Term Loan at December 31, 2007 was $225.0 million reflecting a prepayment of $75.0 million on December 31, 2007 and, because of the prepayment, we recorded as interest expense additional amortization expense related to capitalized debt issuance costs of $0.9 million.

CAPITALIZED LEASE OBLIGATIONS

   See Note L - Commitments and Contingencies of the notes to consolidated financial statements for additional information.

OTHER LONG-TERM DEBT

   Other long-term debt consists primarily of loans for real estate, office equipment, automobiles and building improvements. The aggregate amount of other long-term debt maturing is approximately $0.1 million payable in varying amounts over the next three years.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE H -- INCOME TAXES

     The 2007 income tax provision was $77.7 million compared to $29.2 million for 2006 and $8.4 million for 2005. The provision on income before income taxes for 2007, 2006 and 2005 was recorded at an effective income tax rate of approximately 38.5%, 39.5% and 38.3%, respectively, excluding the items discussed below. The increase in the 2007 income tax provision was primarily due to increased income from continuing operations, while the effective income tax rate decreased primarily due to the utilization of net operating loss carryforwards in Canada.

     The 2006 income tax provision was comprised of: (a) $45.3 million of income tax provision in respect of pre-tax earnings of $114.6 million; (b) $8.4 million of income tax benefit related to the reversal of a valuation allowance based on the determination that sufficient taxable income existed in the past and will continue in the future to realize the related United Kingdom tax assets; (c) a $3.9 million income tax benefit related to the realization of net operating losses for which valuation allowances had previously been recorded in Canada;
(d) an income tax benefit of $1.9 million for income tax reserves no longer required based on a current analysis of probable exposures; and (e) income tax benefits related to items aggregating approximately $1.9 million principally due to the deductibility of certain compensation arrangements for income tax purposes.

     The income tax provision for 2005 was comprised of: (a) $25.9 million of income tax provision in respect of pre-tax earnings of $67.7 million; (b) $5.2 million of income tax provision related to a valuation allowance recorded to reduce deferred tax assets related to net operating losses and other temporary differences with respect to our Canada construction and facilities services segment, since there is uncertainty as to whether the segment will have sufficient taxable income in the future to realize the benefit of such deferred tax assets; and (c) the offset of such income tax provisions by a $22.7 million income tax benefit for income tax reserves no longer required based on a current analysis of probable exposures.

     We have recorded liabilities for our best estimate of the probable loss on certain positions taken on our income tax returns. We believe our recorded income tax liabilities are adequate for all tax years subject to audit based on our assessment of many factors. Although we believe our recorded income tax assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore, our assessments involve judgments about future events and rely on reasonable estimates and assumptions. These income tax liabilities generally are not finalized with the individual tax authorities until several years after the end of the annual period for which income taxes have been estimated. As of December 31, 2007 and 2006, we had total income tax reserves of $12.0 million (included in "Other long-term obligations") and $5.6 million (included in "Other accrued expenses and liabilities"), respectively.

     We file income tax returns in the United States federal jurisdiction and various states and foreign jurisdictions. With few exceptions, we are no longer subject to United States federal, state and local, or non-United States income tax examinations by tax authorities for the years before 2004. We are not currently under Internal Revenue Service audit.

     On January 1, 2007, we adopted FIN 48. As a result of the adoption of FIN 48 and recognition of the cumulative effect of adoption of a new accounting principle, we recorded a $0.3 million increase in the liability for unrecognized income tax benefits, with an offsetting reduction in retained earnings. As of December 31, 2007, the liability for unrecognized income tax benefits was $8.8 million (of which $5.2 million, if recognized, would favorably affect our effective tax rate). At December 31, 2007 and 2006, we had an accrual of $3.2 million and $1.2 million, respectively, for the payment of interest related to unrecognized tax positions included on the Consolidated Balance Sheets. We recognized interest related to unrecognized tax benefits in the income tax provision. During the years ended December 31, 2007 and 2006, we recognized approximately $2.0 million and $0.3 million in interest expense related to our unrecognized tax positions, respectively. A reconciliation of the beginning and end of year unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007 ..........................................    $6,707
Additions based on tax positions related to the current year ........     2,008
Additions attributable to acquisitions of businesses ................     1,768
Reductions for tax positions of prior years .........................    (1,704)
                                                                         ------
Balance at December 31, 2007 ........................................    $8,779
                                                                         ======

     It is possible that approximately $1.7 million of income tax liability, primarily related to uncertain intercompany transfer pricing items, will become a recognized income tax benefit in the next twelve months due to the closing of open tax years.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE H -- INCOME TAXES -- (CONTINUED)

     We file a consolidated federal income tax return including all of our U.S. subsidiaries. At December 31, 2007, we had net operating loss carryforwards ("NOLs") for U.S. income tax purposes of approximately $1.8 million, which expire in the year 2009. In addition, at December 31, 2007, for United Kingdom tax purposes, we had trading loss carryforwards of approximately $10.7 million and nontrading and capital loss carryforwards of approximately $0.7 million, which have no expiration date. These losses and the U.S. NOLs are subject to review by taxing authorities.

     The income tax provision (benefit) in the accompanying Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005 consisted of the following (in thousands):

                                                                       2007        2006        2005
                                                                     --------    --------    --------
Current:
  Federal provision (benefit) .....................................  $ 81,586    $ 28,447    $ (1,328)
  State and local .................................................    23,337       9,728       5,441
  Foreign benefit .................................................    (3,904)     (2,810)       (752)
                                                                     --------    --------    --------
                                                                      101,019      35,365       3,361
                                                                     --------    --------    --------
  Deferred ........................................................   (23,313)     (6,169)      5,002
                                                                     --------    --------    --------
                                                                     $ 77,706    $ 29,196    $  8,363
                                                                     ========    ========    ========

     Factors accounting for the variation from U.S. statutory income tax rates for the years ended December 31, 2007, 2006 and 2005 were as follows (in thousands):

                                                                       2007        2006        2005
                                                                     --------    --------    --------
Federal income taxes at the statutory rate ........................  $ 70,612    $ 40,108    $ 23,687
State and local income taxes, net of federal tax benefits .........    11,656       5,407       1,454
Permanent differences .............................................    (1,680)      2,103       2,498
Foreign income taxes ..............................................    (1,350)     (6,122)     (1,673)
Adjustments to valuation allowance for deferred tax assets ........      (101)     (8,446)      5,181
Tax reserves ......................................................      (806)     (1,881)    (22,745)
Other .............................................................      (625)     (1,973)        (39)
                                                                     --------    --------    --------
                                                                     $ 77,706    $ 29,196    $  8,363
                                                                     ========    ========    ========

     The components of the net deferred income tax asset are included in "Prepaid expenses and other" of $31.4 million and "Other long-term obligations" of $56.4 million at December 31, 2007 and "Prepaid expenses and other" of $19.9 million and "Other assets" of $8.3 million at December 31, 2006 in the accompanying Consolidated Balance Sheets. The amounts recorded for the years ended December 31, 2007 and 2006 were as follows (in thousands):

                                                                                  2007         2006
                                                                                ---------   ---------
Deferred income tax assets:
Net operating loss carryforwards .................................             $    3,995   $   4,974
Excess of amounts expensed for financial
  statement purposes over amounts deducted
  for income tax purposes:
    Insurance liabilities .........................................                37,239      22,622
    Pension liability .............................................                14,545      17,953
    Other liabilities .............................................                50,186      33,744
                                                                                ---------   ---------
Total deferred income tax assets ..................................               105,965      79,293
Valuation allowance for deferred tax assets .......................                (8,555)    (12,893)
                                                                                ---------   ---------
Net deferred income tax assets ....................................                97,410      66,400
                                                                                ---------   ---------
Deferred income tax liabilities:
Costs capitalized for financial statement
  purposes and deducted for income tax
  purposes:
  Amortization of identifiable intangible assets ..................              (112,700)    (28,454)
  Other, primarily depreciation of property,
    plant and equipment ...........................................                (9,701)     (9,792)
                                                                                ---------   ---------
Total deferred income tax liabilities .............................              (122,401)    (38,246)
                                                                                ---------   ---------
Net deferred income tax (liabilities) assets ......................             $ (24,991)  $  28,154
                                                                                =========   =========

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE H -- INCOME TAXES -- (CONTINUED)

     As of December 31, 2007 and 2006, the total valuation allowance on net deferred tax assets was approximately $8.6 million and $12.9 million, respectively. The primary reason for the decrease in the valuation allowance for 2007 was related to a $4.5 million reversal of a valuation allowance related to the capital loss carryforwards for which future taxable benefit was in doubt, but was realized as part of the capital gain recognized on the sale of CBRE. Realization of the deferred tax assets is dependent on our generating sufficient taxable income. We believe that the deferred tax assets will be realized through the future reversal of existing taxable temporary differences and projected future income. Although realization is not assured, we believe it is more likely than not that the deferred tax asset, with no corresponding valuation allowance, will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income are reduced.

     Income (loss) from continuing operations before income taxes for the years ended December 31, 2007, 2006 and 2005 consisted of the following (in thousands):

                                                2007         2006        2005
                                              ---------    ---------   ---------
United States .............................   $ 206,500    $ 104,509   $  65,044
Foreign ...................................      (4,751)      10,087       2,632
                                              ---------    ---------   ---------
                                              $ 201,749    $ 114,596   $  67,676
                                              =========    =========   =========

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

NOTE I -- COMMON STOCK

     On January 27, 2006, our stockholders approved an amendment to our Restated Certificate of Incorporation authorizing an increase in the number of shares of our common stock from 30.0 million shares to 80.0 million shares. On September 18, 2007, our stockholders approved an amendment to our Restated Certificate of Incorporation authorizing an increase in the number of shares of our common stock from 80.0 million shares to 200.0 million shares. On July 9, 2007 and February 10, 2006, we effected 2-for-1 stock splits in the form of stock distributions of one common share for each common share owned, payable to shareholders of record on June 20, 2007 and January 30, 2006. As of December 31, 2007 and 2006, 65,196,285 and 63,655,980 shares of our common stock were outstanding, respectively. Pursuant to a program authorized by our Board of Directors, we purchased 4,527,940 shares of our common stock prior to January 1, 2000. The aggregate amount of $14.1 million paid for those shares has been classified as "Treasury stock, at cost" in the Consolidated Balance Sheet at December 31, 2007, less the value of shares reissued pursuant to the exercise of stock options or issuance of restricted stock units as described in Note J - Stock Options and Stock Plans. Our management is authorized to expend up to an additional $3.2 million to purchase our common stock under this program.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE J -- STOCK OPTIONS AND STOCK PLANS

   We have an incentive plan under which stock options and stock awards may be granted to officers, non-employee directors and key employees of the Company. We have outstanding stock options and restricted stock units pursuant to which shares may be issued under other plans, although no further grants may be made under these plans. A summary of the general terms of the grants under stock option plans and programs and stock plans are as follows (adjusted for the July 9, 2007 and February 10, 2006 2-for-1 stock splits):

                                             AUTHORIZED
                                               SHARES                 VESTING               EXPIRATION         VALUATION DATE
                                             ----------               -------               ----------         --------------

1994 Management Stock Option Plan             4,000,000            Generally, 33%         Ten years from      Fair market value
  (the "1994 Plan")                                             on each anniversary         grant date         of common stock
                                                                   of grant date                                on grant date

1995 Non-Employee Directors'                   800,000           100% on grant date       Ten years from      Fair market value
  Non-Qualified Stock Option Plan                                                           grant date         of common stock
  (the "1995 Plan")                                                                                             on grant date

1997 Non-Employee Directors'                  1,200,000                 (1)              Five years from      Fair market value
  Non-Qualified Stock Option Plan                                                           grant date         of common stock
  (the "1997 Directors' Stock Option Plan")                                                                     on grant date

1997 Stock Plan for Directors                  600,000                  (2)                    --             Fair market value
  (the "1997 Directors' Stock Plan")                                                                           of common stock
                                                                                                                on grant date

2003 Non-Employee Directors'                   480,000           100% on grant date       Ten years from      Fair market value
  Non-Qualified Stock Option Plan                                                           grant date         of common stock
  (the "2003 Directors' Stock Option Plan")                                                                     on grant date

2003 Management Stock Incentive Plan          1,320,000           To be determined        Ten years from      Fair market value
  ("2003 Management Plan")                                      by the Compensation     grant date, in the     of common stock
                                                                     Committee           case of options        on grant date

Executive Stock Bonus Plan                     880,000           100% on grant date       Ten years from      Fair market value
  ("ESBP")                                                                                  grant date         of common stock
                                                                                                                on grant date

2005 Management Stock Incentive Plan          1,800,000           To be determined        Ten years from      Fair market value
  ("2005 Management Plan")                                      by the Compensation     grant date, in the     of common stock
                                                                     Committee           case of options        on grant date

2005 Stock Plan for Directors                  104,000            50% on grant or              --             Fair market value
  (the "2005 Directors' Stock Plan")                             award date, 50% on                            of common stock
                                                               the first anniversary                            on grant date
                                                                   of grant date

2007 Incentive Plan                           1,495,000           To be determined       Eight years from     Fair market value
                                                                by the Compensation     grant date, in the     of common stock
                                                                     Committee           case of options        on grant date


Other Stock Option Grants                        Not           Generally, either 100%     Ten years from      Fair market value
                                              applicable      on first anniversary of       grant date         of common stock
                                                                grant date or 25% on                            on grant date
                                                               grant and 25% on each
                                                             anniversary of grant date

----------

(1) All options under this plan become exercisable quarterly over the calendar year in which they are granted.
(2) 50% of the shares awarded vested on the grant date and 50% one year thereafter.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


 NOTE J -- STOCK OPTIONS AND STOCK PLANS -- (CONTINUED)

     The following table summarizes our stock option and restricted stock unit activity since December 31, 2004:

                     STOCK OPTIONS                                      RESTRICTED STOCK UNITS
-------------------------------------------------------      ------------------------------------------
                                               WEIGHTED
                                               AVERAGE
                                   SHARES       PRICE                                            SHARES
                                   ------       -----                                            ------
Balance, December 31, 2004         6,995,016     $7.83       Balance, December 31, 2004         466,148
  Granted                          1,525,808    $11.42         Granted                           62,552
  Forfeited                               --        --         Forfeited                             --
  Exercised                       (1,220,968)    $2.22         Issued                          (196,276)
                                  ----------                                                   --------
Balance, December 31, 2005         7,299,856     $9.51       Balance, December 31, 2005         332,424
  Granted                            158,120    $21.38         Granted                          296,282
  Forfeited                               --        --         Forfeited                        (30,568)
  Exercised                       (1,324,248)    $7.96         Issued                          (199,320)
                                  ----------                                                   --------
Balance, December 31, 2006         6,133,728    $10.16       Balance, December 31, 2006         398,818
  Granted                            155,624    $34.05         Granted                          132,626
  Forfeited                          (13,332)    $9.80         Forfeited                             --
  Exercised                       (1,487,934)    $6.93         Issued                           (84,220)
                                  ----------                                                   --------
Balance, December 31, 2007         4,788,086    $11.93       Balance, December 31, 2007         447,224
                                  ==========                                                   ========

     In addition, 3,412 shares and 8,280 shares were issued to certain non-employee directors pursuant to annual retainer arrangements during the years ended December 31, 2007 and 2006, respectively. Compensation expense of $4.1 million and $4.0 million for the years ended December 31, 2007 and 2006, respectively, were recognized due to the vesting of stock option grants. Less than $0.1 million of compensation expense, net of income taxes, will be recognized over the approximate 3 month remaining vesting period for stock options outstanding at December 31, 2007. As a result of stock option exercises, $10.3 million and $10.4 million of proceeds were received during the years ended December 31, 2007 and 2006, respectively. The income tax benefit derived in 2007 and 2006 as a result of such exercises and share-based compensation was $15.2 million and $8.9 million, respectively, of which $13.4 million and $6.8 million, respectively, represented excess tax benefits. This compares to $1.7 million of proceeds from stock option exercises for the year ended December 31, 2005. The income tax benefit from the stock option exercises and other share-based compensation for the year ended December 31, 2005 was $3.9 million.

     The director shares and restricted stock units were awarded to directors and employees pursuant to non-employee director and key-person long-term incentive plans and a separation agreement for which $3.0 million, $1.9 million and $0.9 million of compensation expense was recognized for the years ended December 31, 2007, 2006 and 2005, respectively. We also have outstanding phantom equity units for which $3.6 million of income was recognized for the year ended December 31, 2007, compared to $2.8 million of expense recognized for the year ended December 31, 2006, in both cases due to changes in the market price of our common stock from the award date.

     The total intrinsic value of options (the amounts by which the stock price exceeded the exercise price of the option on the date of exercise) that was exercised during 2007, 2006 and 2005 was $37.4 million, $23.7 million and $12.3 million, respectively.

     At December 31, 2007, 2006 and 2005 approximately 4,420,000, 5,240,000 and
5,400,000 options were exercisable, respectively. The weighted average exercise price of exercisable options at December 31, 2007, 2006 and 2005 was approximately $11.99, $9.96 and $8.86, respectively.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE J -- STOCK OPTIONS AND STOCK PLANS -- (CONTINUED)

   The following table summarizes information about our stock options at December 31, 2007 (adjusted for the July 9, 2007 and February 10, 2006 2-for-1 stock splits):

                             STOCK OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                   ------------------------------------------------   ---------------------------
   RANGE OF                     WEIGHTED AVERAGE   WEIGHTED AVERAGE              WEIGHTED AVERAGE
EXERCISE PRICES     NUMBER       REMAINING LIFE     EXERCISE PRICE     NUMBER     EXERCISE PRICE
---------------     ------       --------------     --------------     ------     --------------
$ 4.05 - $ 9.67      606,000       2.83 Years            $ 5.98         606,000       $ 5.98
$10.41 - $13.20    3,280,598       5.50 Years            $11.21       2,909,267       $11.20
$13.69 - $17.79      625,864       4.81 Years            $13.96         625,864       $13.96
$22.53 - $28.13      155,624       7.69 Years            $23.63         155,624       $23.63
     $36.04          120,000       7.47 Years            $36.04         120,000       $36.04

     The total aggregate intrinsic value of options outstanding as of December 31, 2007, 2006 and 2005 was approximately $56.0 million, $112.1 million and $53.8 million, respectively. The total aggregate intrinsic value of options exercisable as of December 31, 2007, 2006 and 2005 was approximately $51.4 million, $96.8 million and $43.3 million, respectively.

     The pro forma effect on our net income, Basic EPS and Diluted EPS, had compensation costs been determined consistent with the recognition of compensation costs provisions of Statement No. 123, is presented in Note B - Summary of Significant Accounting Policies. The associated pro forma compensation costs related to the provisions of Statement No. 123, net of tax effects, were $2.1 million for the year ending December 31, 2005.

     The fair value on the date of grant was calculated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the periods indicated:

                                                 FOR THE YEAR ENDED DECEMBER 31,
                                         --------------------------------------------
                                             2007            2006            2005
                                         ------------    ------------    ------------
Dividend yield .......................              0%              0%              0%
Expected volatility ..................           30.8%           34.0%           36.8%
Risk-free interest rate ..............            4.9%            4.9%            3.9%
Expected life of options in years ....            5.0             5.8             6.3
Weighted average grant date fair value         $12.35           $9.36           $4.98

     Forfeitures of stock options have been historically insignificant to the calculation and are estimated to be zero in all periods presented.

NOTE K -- RETIREMENT PLANS

     Our United Kingdom subsidiary has a defined benefit pension plan covering all eligible employees (the "UK Plan"); however, no individuals joining that company after October 31, 2001 may participate in the plan. The benefits under the UK Plan are based on wages and years of service with the subsidiary. Our policy is to fund at least the minimum amount required by law. Currently, we have agreed to fund additional amounts under an agreement with the pension trustees. The measurement date of the UK Plan is December 31 of each year.

     On December 31, 2006, we adopted the provisions of Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("Statement 158"). Statement 158 requires us to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of the UK Plan in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income (loss), net of tax. The adjustment to accumulated other comprehensive income (loss) at adoption represents the net unrecognized actuarial losses remaining from the initial adoption of Statement No. 87, "Employers' Accounting for Pensions" ("Statement 87"), all of which were previously netted against the plan's funded status in our statement of financial position pursuant to the provisions of Statement 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to our historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE K -- RETIREMENT PLANS -- (CONTINUED)

pension cost in the same periods will be recognized as a component of accumulated other comprehensive income (loss). Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income (loss) at the adoption of Statement 158.

     The incremental effects of adopting the provisions of Statement 158 for the UK Plan on our consolidated statement of financial position at December 31, 2006 are presented in the following table. The adoption of Statement 158 had no effect on our consolidated statement of operations for the year ended December 31, 2006, or for any prior period presented. Had we not been required to adopt Statement 158 at December 31, 2006, we would have recognized a minimum pension liability pursuant to the provisions of Statement 87 of $15.6 million.

     The effect of recognizing the additional minimum liability for the UK Plan is included in the table below in the column labeled "Prior to Adopting Statement 158" (in thousands):


                                                            AT DECEMBER 31, 2006
                                                -------------------------------------------------
                                                   PRIOR TO       EFFECT OF        AS REPORTED
                                                   ADOPTING        ADOPTING              AT
                                                STATEMENT 158   STATEMENT 158   DECEMBER 31, 2006
                                                -------------   -------------   -----------------
Intangible asset (pension) ..................   $          --   $          --    $          --
Accrued pension liability ...................   $      16,592   $      43,250    $      59,842
Net deferred income tax asset ...............   $      15,179   $      12,975    $      28,154
Accumulated other comprehensive income (loss)   $       2,086   $     (30,275)   $     (28,189)

     The change in benefit obligations and assets of the UK Plan for the years ended December 31, 2007 and 2006 consisted of the following components (in thousands):

                                                    2007         2006
                                                 ---------    ---------
CHANGE IN PENSION BENEFIT OBLIGATION
Benefit obligation at beginning of year ......   $ 266,636    $ 206,460
Service cost .................................       6,629        4,285
Interest cost ................................      13,758       10,484
Plan participants' contributions .............       2,698        2,794
Actuarial (gain) loss ........................     (10,040)      20,224
Benefits paid ................................      (9,067)      (7,970)
Foreign currency exchange rate changes .......       5,345       30,359
                                                 ---------    ---------
Benefit obligation at end of year ............   $ 275,959    $ 266,636
                                                 =========    =========

CHANGE IN PENSION PLAN ASSETS
Fair value of plan assets at beginning of year   $ 206,794    $ 163,630
Actual return on plan assets .................       9,183       18,195
Employer contributions .......................      10,788        6,349
Plan participants' contributions .............       2,698        2,794
Benefits paid ................................      (9,067)      (7,970)
Foreign currency exchange rate changes .......       4,122       23,796
                                                 ---------    ---------
Fair value of plan assets at end of year .....   $ 224,518    $ 206,794
                                                 ---------    ---------
Funded status at end of year .................   $ (51,441)   $ (59,842)
                                                 =========    =========

AMOUNTS NOT YET REFLECTED IN NET PERIODIC BENEFIT COST AND INCLUDED IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

                                                    2007         2006
                                                 ---------    ---------
Unrecognized losses ..........................   $  51,934    $  58,888
                                                 =========    =========

     The underfunded status of the UK Plan of $51.4 million and $59.8 million at December 31, 2007 and 2006, respectively, is included in "Other long-term obligations" in the accompanying Consolidated Balance Sheet. No plan assets are expected to be returned to us during the year ended December 31, 2008.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE K -- RETIREMENT PLANS -- (CONTINUED)

     The assumptions used as of December 31, 2007, 2006 and 2005 in determining pension cost and liability shown above were as follows:

                                        2007    2006    2005
                                        ----    ----    ----
Discount rate ......................    5.6%    5.1%    4.8%
Annual rate of salary provision ....    4.2%    3.8%    3.1%
Annual rate of return on plan assets    6.8%    6.5%    6.3%

     The annual rate of return on plan assets is based on the United Kingdom Government Bond yield, plus an estimated margin, at each year's measurement date. This annual rate approximates the historical annual return on plan assets and considers the expected asset allocation between equity and debt securities. For measurement purposes, the annual rates of inflation of covered pension benefits assumed for 2007 and 2006 were 3.2% and 2.8%, respectively.

     The components of net periodic pension benefit cost for the years ended December 31, 2007, 2006 and 2005 were as follows (in thousands):

                                           2007        2006        2005
                                         --------    --------    --------
Service cost .........................   $  6,629    $  4,285    $  3,896
Interest cost ........................     13,758      10,484       9,701
Expected return on plan assets .......    (13,814)    (11,175)     (9,890)
Net amortization of prior service cost
and actuarial loss ...................         --          72          85
Amortization of unrecognized loss ....      2,746       1,675       1,351
                                         --------    --------    --------
Net periodic pension benefit cost ....   $  9,319    $  5,341    $  5,143
                                         ========    ========    ========

     The estimated unrecognized loss for the UK Plan that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost over the next year is approximately $2.2 million.

UK PLAN ASSETS

     The weighted average asset allocations and weighted average target allocations at December 31, 2007 were as follows:

                                                          TARGET
                                        DECEMBER 31,       ASSET
ASSET CATEGORY                              2007        ALLOCATION
--------------                          ------------    ----------
Equity securities ..................        71.6%          70.0%
Debt securities ....................        28.1           30.0
Other ..............................         0.3             --
                                           -----          -----
Total ..............................       100.0%         100.0%
                                           =====          =====

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

CASH FLOWS:

CONTRIBUTIONS

     Our United Kingdom subsidiary expects to contribute approximately $11.0 million to its UK Plan in 2008.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


 NOTE K -- RETIREMENT PLANS -- (CONTINUED)

 ESTIMATED FUTURE BENEFIT PAYMENTS

   The following estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the following years (in thousands):

                                                                       PENSION
                                                                       BENEFITS
                                                                       --------
2008 ...............................................................   $   7,885
2009 ...............................................................       8,389
2010 ...............................................................       8,888
2011 ...............................................................       9,387
2012 ...............................................................       9,887
Succeeding five years ..............................................      56,923

     The accumulated benefit obligation for the UK Plan for the years ended December 31, 2007 and 2006 was $234.9 million and $223.4 million, respectively.

     The following table shows certain information for the UK Plan where the accumulated benefit obligation is in excess of plan assets as of December 31, 2007 and 2006 (in thousands):

                                                            2007          2006
                                                          --------      --------
Projected benefit obligation .........................    $275,959      $266,636
Accumulated benefit obligation .......................    $234,886      $223,386
Fair value of plan assets ............................    $224,518      $206,794

     We also sponsor two domestic defined benefit plans in which participation by new individuals is frozen. The benefit obligation associated with these plans as of December 31, 2007 and 2006 was approximately $5.7 million and $5.3 million, respectively. The estimated fair value of the plan assets as of December 31, 2007 and 2006 was approximately $6.0 million and $5.5 million, respectively. The prepaid balances as of December 31, 2007 are classified as long-term assets on the balance sheet. The measurement date for these plans is December 31 of each year. As a result of adopting Statement 158 as of December 31, 2006 for these plans, Accumulated other comprehensive loss was increased by approximately $0.7 million, net of income taxes. The major assumptions used in the actuarial valuations for 2007 and 2006 included a discount rate of 5.5% and 6.0% and an expected rate of return of 8.0% and 8.5%, respectively. The estimated loss for these plans that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost over the next year is approximately $0.1 million. The future estimated benefit payments expected to be paid from the plans for the next ten years is approximately $0.3 million to $0.4 million per year.

     We contribute to various multi-employer union pension funds based upon wages paid to our union employees. Such contributions approximated $187.0 million, $150.1 million and $133.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in contributions of $36.9 million for 2007 compared to 2006 was primarily related to increased hours worked and wages earned and incremental contributions for companies acquired in 2007 of approximately $2.0 million.

     We have defined contribution retirement and savings plans that cover U.S. eligible employees. Contributions to these plans are based on a percentage of the employee's base compensation. The expenses recognized for the years ended December 31, 2007, 2006 and 2005 for these plans were $7.7 million, $7.1 million and $6.2 million, respectively.

     Our United Kingdom subsidiary has a defined contribution retirement plan. The expense recognized for the years ended December 31, 2007, 2006 and 2005 was $2.2 million, $1.9 million and $1.7 million, respectively.

     Our Canadian subsidiary has a defined contribution retirement plan. The expense recognized was $0.4 million for the year ended December 31, 2007 and $0.3 million for each of the years ended December 31, 2006 and 2005.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE L -- COMMITMENTS AND CONTINGENCIES

   We lease land, buildings and equipment under various leases. The leases frequently include renewal options and escalation clauses and require us to pay for utilities, taxes, insurance and maintenance expenses.

   Future minimum payments, by year and in the aggregate, under capital leases, non-cancelable operating leases and related subleases with initial or remaining terms of one or more years at December 31, 2007, were as follows (in thousands):

                                            CAPITAL      OPERATING      SUBLEASE
                                             LEASES        LEASES        INCOME
                                            --------      --------      --------
2008 ....................................   $    746      $ 49,954      $    515
2009 ....................................        870        43,147           272
2010 ....................................        362        32,888           105
2011 ....................................        159        24,419           104
2012 ....................................         54        15,862           104
Thereafter ..............................         53        34,021            --
                                            --------      --------      --------
Total minimum lease payment .............      2,244      $200,291      $  1,100
                                                          ========      ========
Amounts representing interest ...........        (93)
                                            --------
Present value of net minimum lease
  payments ..............................   $  2,151
                                            ========

     Rent expense for operating leases and other rental items for the years ended December 31, 2007, 2006 and 2005 was $88.0 million, $74.0 million and $61.5 million, respectively. Rent expense for the years ended December 31, 2007, 2006 and 2005 included sublease rental income of $0.4 million, $0.3 million and $0.5 million, respectively.

     We have agreements with our executive officers and certain other key management personnel providing for severance benefits for such employees upon termination of their employment under certain circumstances.

     We are contingently liable to sureties in respect of performance and payment bonds issued by sureties, usually at the request of customers in connection with construction projects, which secure our payment and performance obligations under contracts for such projects. In addition, at the request of labor unions representing certain of our employees, bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Our bonding requirements typically increase as the amount of public sector work increases. As of December 31, 2007, based on our percentage-of-completion of our projects in connection with which surety bonds were issued, our aggregate estimated exposure, had there been defaults on all our existing contractual obligations, would have been approximately $1.3 billion. The bonds are issued by our sureties in return for premiums, which vary depending on the size and type of bond. We have agreed to indemnify the sureties for amounts, if any, paid by them in respect of bonds issued on our behalf.

     We are subject to regulation with respect to the handling of certain materials used in construction, which are classified as hazardous or toxic by Federal, State and local agencies. Our practice is to avoid participation in projects principally involving the remediation or removal of such materials. However, when remediation is required as part of our contract performance, we believe we comply with all applicable regulations governing the discharge of material into the environment or otherwise relating to the protection of the environment.

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

     We presently employ approximately 29,000 people, approximately 73% of whom are represented by various unions pursuant to more than 400 collective bargaining agreements between our individual subsidiaries and local unions. We believe that our employee relations are generally good. Only one of these collective bargaining agreements is national or regional in scope.

     Restructuring expenses, primarily relating to employee severance obligations and reduction of leased facilities, were $0.3 million, $1.6 million and $1.8 million for 2007, 2006 and 2005, respectively. As of December 31, 2007 and 2006, the balance of these obligations was $0.2 million. The obligation outstanding as of December 31, 2006 was paid in 2007, and the obligation outstanding as of December 31, 2007 is expected to be paid in 2008.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE M -- ADDITIONAL CASH FLOW INFORMATION

     The following presents information about cash paid for interest and income taxes for the years ended December 31, 2007, 2006 and 2005 (in thousands):

                                                        2007       2006       2005
                                                      --------   --------   --------
Cash paid during the year for:
  Interest ........................................   $ 11,377   $  1,788   $  8,573
  Income taxes ....................................   $ 85,469   $ 29,205   $  9,858
Non-cash financing activities:
  Assets acquired under capital lease obligations..   $    491   $    612   $    412
  Capital lease obligations terminated ............   $     --   $     --   $   (322)
  Contingent purchase price accrued ...............   $  3,000   $  3,372   $     --


NOTE N -- SEGMENT INFORMATION

     We have the following reportable segments which provide services associated with the design, integration, installation, start-up, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; water and wastewater treatment and central plant heating and cooling); (c) United States facilities services; (d) Canada construction and facilities services; (e) United Kingdom construction and facilities services; and (f) Other international construction and facilities services. The segment "United States facilities services" principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers' facilities (industrial maintenance and services; commercial and government site-based operations and maintenance; military base operations support services; mobile maintenance and services; facilities management; installation and support for building systems; technical consulting and diagnostic services; small modification and retrofit projects; and program development, management and maintenance for energy systems), which services are not generally related to customers' construction programs, as well as industrial services operations, which primarily provide aftermarket maintenance and repair services, replacement parts and fabrication services for highly engineered shell and tube heat exchangers for the refinery and petrochemical industries. The Canada, United Kingdom and Other international segments perform electrical construction, mechanical construction and facilities services. Our "Other international construction and facilities services" segment, currently operating only in the Middle East, represents our operations outside of the United States, Canada and the United Kingdom. The following tables present information about industry segments and geographic areas for the years ended December 31, 2007, 2006 and 2005. Insignificant reclassifications of certain business units among the segments have been made for all periods presented due to changes in our internal reporting structure (in millions):

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE N -- SEGMENT INFORMATION -- (CONTINUED)

                                                                                              AS REPORTED
                                                                                --------------------------------------
                                                                                   2007          2006          2005
                                                                                ----------    ----------    ----------
Revenues from unrelated entities:
  United States electrical construction and facilities services .............   $  1,433.8    $  1,280.2    $  1,224.6
  United States mechanical construction and facilities services .............      2,343.1       1,820.9       1,671.6
  United States facilities services .........................................      1,048.1         830.1         681.6
                                                                                ----------    ----------    ----------
  Total United  States  operations ..........................................      4,825.0       3,931.2       3,577.8
  Canada construction and facilities services ...............................        382.0         299.1         342.1
  United Kingdom construction and facilities services .......................        720.2         671.5         673.1
  Other international construction and facilities services ..................           --            --            --
                                                                                ----------    ----------    ----------
  Total worldwide operations ................................................   $  5,927.2    $  4,901.8    $  4,593.0
                                                                                ==========    ==========    ==========

Total revenues:
  United States electrical construction and facilities services .............   $  1,442.2    $  1,284.7    $  1,236.9
  United States mechanical construction and facilities services .............      2,357.5       1,845.8       1,681.8
  United States facilities services .........................................      1,057.0         835.8         684.0
  Less intersegment revenues ................................................        (31.7)        (35.1)        (24.9)
                                                                                ----------    ----------    ----------
  Total United States operations ............................................      4,825.0       3,931.2       3,577.8
  Canada construction and facilities services ...............................        382.0         299.1         342.1
  United Kingdom construction and facilities services .......................        720.2         671.5         673.1
  Other international construction and facilities services ..................           --            --            --
                                                                                ----------    ----------    ----------
  Total worldwide operations ................................................   $  5,927.2    $  4,901.8    $  4,593.0
                                                                                ==========    ==========    ==========

Operating income (loss):
  United States electrical construction and facilities services .............   $     88.2    $     46.8    $     79.8
  United States mechanical construction and facilities services .............        135.7          82.1          20.2
  United States facilities services .........................................         43.6          33.3          20.2
                                                                                ----------    ----------    ----------
  Total United States operations ............................................        267.5         162.2         120.2
  Canada construction and facilities services ...............................          6.8           0.4          (7.9)
  United Kingdom construction and facilities services .......................        (12.9)          6.8           7.4
  Other international construction and facilities services ..................         (0.5)         (0.1)          0.0
  Corporate administration ..................................................        (60.8)        (55.9)        (43.2)
  Restructuring expenses ....................................................         (0.3)         (1.6)         (1.8)
                                                                                ----------    ----------    ----------
  Total worldwide operations ................................................        199.8         111.8          74.7

Other corporate items:
  Interest expense ..........................................................         (9.2)         (2.3)         (8.3)
  Interest income ...........................................................         13.2           6.2           2.7
  Minority interest .........................................................         (2.1)         (1.1)         (1.4)
                                                                                ----------    ----------    ----------
  Income from continuing operations before income taxes .....................   $    201.7    $    114.6    $     67.7
                                                                                ==========    ==========    ==========

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE N -- SEGMENT INFORMATION -- (CONTINUED)

                                                                                  2007       2006       2005
                                                                               ---------- ---------- ----------
Capital expenditures:
  United States electrical construction and facilities services ............   $      6.6 $      2.8 $      2.4
  United States mechanical construction and facilities services ............          4.2        3.4        2.5
  United States facilities services ........................................          6.3        9.1        3.9
                                                                               ---------- ---------- ----------
  Total United States operations ...........................................         17.1       15.3        8.8
  Canada construction and facilities services ..............................          1.6        2.7        1.3
  United Kingdom construction and facilities services ......................          2.4        1.1        0.3
  Other international construction and facilities services .................           --         --         --
  Corporate administration .................................................          0.4        0.6        2.0
                                                                               ---------- ---------- ----------
  Total worldwide operations ...............................................   $     21.5 $     19.7 $     12.4
                                                                               ========== ========== ==========

Depreciation and amortization of Property, plant and equipment:
  United States electrical construction and facilities services ............   $      3.2 $      3.1 $      3.0
  United States mechanical construction and facilities services ............          6.0        5.3        5.6
  United States facilities services ........................................          6.6        4.1        5.8
                                                                               ---------- ---------- ----------
  Total United States operations ...........................................         15.8       12.5       14.4
  Canada construction and facilities services ..............................          1.3        1.0        0.9
  United Kingdom construction and facilities services ......................          2.6        2.8        2.8
  Other international construction and facilities services .................           --         --         --
  Corporate administration .................................................          1.0        0.8        1.3
                                                                               ---------- ---------- ----------
  Total worldwide operations ...............................................   $     20.7 $     17.1 $     19.4
                                                                               ========== ========== ==========

                                                                                  2007       2006
                                                                               ---------- ----------
Costs and estimated earnings in excess of billings on uncompleted contracts:
  United States electrical construction and facilities services ............   $     51.2 $     49.3
  United States mechanical construction and facilities services ............         52.4       62.8
  United States facilities services ........................................         13.5       11.1
                                                                               ---------- ----------
  Total United States operations ...........................................        117.1      123.2
  Canada construction and facilities services ..............................         19.9       18.3
  United Kingdom construction and facilities services ......................          7.9        6.3
  Other international construction and facilities services .................           --         --
                                                                               ---------- ----------
  Total worldwide operations ...............................................   $    144.9 $    147.8
                                                                               ========== ==========

Billings in excess of costs and estimated earnings on uncompleted contracts:
  United States electrical construction and facilities services ............   $    180.3 $    144.8
  United States mechanical construction and facilities services ............        264.4      166.8
  United States facilities services ........................................         33.6       15.7
                                                                               ---------- ----------
  Total United States operations ...........................................        478.3      327.3
  Canada construction and facilities services ..............................         23.3       17.3
  United Kingdom construction and facilities services ......................         70.8       67.5
  Other international construction and facilities services .................           --         --
                                                                               ---------- ----------
  Total worldwide operations ...............................................   $    572.4 $    412.1
                                                                               ========== ==========

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE N -- SEGMENT INFORMATION -- (CONTINUED)

                                                                    2007       2006
                                                                  --------   --------
Long lived assets:
  United States electrical construction and facilities services   $   16.2   $   11.1
  United States mechanical construction and facilities services      213.0      206.8
  United States facilities services ...........................      657.1      145.7
                                                                  --------   --------
  Total United States operations ..............................      886.3      363.6
  Canada construction and facilities services .................        5.9        6.7
  United Kingdom construction and facilities services .........        6.2        6.4
  Other international construction and facilities services ....         --         --
  Corporate administration ....................................        1.6        2.5
                                                                  --------   --------
  Total worldwide operations ..................................   $  900.0   $  379.2
                                                                  ========   ========

Goodwill:
  United States electrical construction and facilities services   $    3.8   $    3.8
  United States mechanical construction and facilities services      168.8      166.9
  United States facilities services ...........................      391.3      117.5
                                                                  --------   --------
  Total United States operations ..............................      563.9      288.2
  Canada construction and facilities services                           --         --
  United Kingdom construction and facilities services                   --         --
  Other international construction and facilities services              --         --
  Corporate administration                                              --         --
                                                                  --------   --------
  Total worldwide operations ..................................   $  563.9   $  288.2
                                                                  ========   ========

Total assets:
  United States electrical construction and facilities services   $  400.4   $  363.7
  United States mechanical construction and facilities services      842.3      748.0
  United States facilities services ...........................      996.4      366.1
                                                                  --------   --------
  Total United States operations ..............................    2,239.1    1,477.8
  Canada construction and facilities services .................      146.3       87.7
  United Kingdom construction and facilities services .........      268.3      255.1
  Other international construction and facilities services ....        0.3        0.5
  Corporate administration ....................................      217.6      267.9
                                                                  --------   --------
  Total worldwide operations ..................................   $2,871.6   $2,089.0
                                                                  ========   ========

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE O -- SELECTED UNAUDITED QUARTERLY INFORMATION
(IN THOUSANDS, EXCEPT PER SHARE DATA)

     Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

                                           MARCH 31         JUNE 30         SEPT. 30        DEC. 31
                                        -------------    -------------   -------------   -------------
2007 QUARTERLY RESULTS
Revenues ............................   $   1,286,766    $   1,371,955   $   1,500,798   $   1,767,633
Gross profit ........................   $     129,012    $     164,600   $     168,911   $     240,299
Net income ..........................   $      11,992    $      26,150   $      38,336   $      50,330
Basic EPS - continuing operations ...   $        0.18    $        0.40   $        0.57   $        0.77
Basic EPS - discontinued operations .            0.01             0.01            0.02            0.00
                                        -------------    -------------   -------------   -------------
                                        $        0.19    $        0.41   $        0.59   $        0.77
                                        =============    =============   =============   =============
Diluted EPS continuing operations ...   $        0.17    $        0.38   $        0.55   $        0.75
Diluted EPS discontinued operations..            0.01             0.01            0.02            0.00
                                        -------------    -------------   -------------   -------------
                                        $        0.18    $        0.39   $        0.57   $        0.75
                                        =============    =============   =============   =============

2006 QUARTERLY RESULTS
Revenues ............................   $   1,123,362    $   1,191,573   $   1,239,400   $   1,347,448
Gross profit ........................   $     111,962    $     129,498   $     143,988   $     166,952
Net income ..........................   $       7,013    $      16,861   $      22,553   $      40,207
Basic EPS - continuing operations ...   $        0.12    $        0.26   $        0.35   $        0.62
Basic EPS - discontinued operations .           (0.01)            0.01            0.01            0.01
                                        -------------    -------------   -------------   -------------
                                        $        0.11    $        0.27   $        0.36   $        0.63
                                        =============    =============   =============   =============
Diluted EPS - continuing operations .   $        0.12    $        0.25   $        0.33   $        0.60
Diluted EPS - discontinued operations           (0.01)            0.01            0.01            0.01
                                        -------------    -------------   -------------   -------------
                                        $        0.11    $        0.26   $        0.34   $        0.61
                                        =============    =============   =============   =============

     During the fourth quarter of 2007, we recognized a $5.5 million impairment charge related to an other-than-temporary decline in fair value of our investment in a joint venture in our United States facilities services segment, which has been reflected as a component of cost of sales. See Note B - Summary of Significant Accounting Policies of the notes to consolidated financial statements for additional information.

NOTE P -- LEGAL PROCEEDINGS

     On March 14, 2003, John Mowlem Construction plc ("Mowlem") presented a claim in arbitration against our United Kingdom subsidiary, EMCOR Group (UK) plc (formerly named EMCOR Drake & Scull Group plc) ("D&S"), in connection with a subcontract D&S entered into with Mowlem with respect to a project for the United Kingdom Ministry of Defence at Abbey Wood in Bristol, U.K. Mowlem seeks damages arising out of alleged defects in the D&S design and construction of the electrical and mechanical engineering services for the project. Mowlem's claim is for 39.5 million British pounds sterling (approximately $78.5 million), which includes costs allegedly incurred by Mowlem in connection with rectification of the alleged defects, overhead, legal fees, delay and disruption costs related to such defects, and interest on such amounts. The claim also includes amounts in respect of liabilities that Mowlem accepted in connection with a settlement agreement it entered into with the Ministry of Defence and which it claims are attributable to D&S. D&S believes it has good and meritorious defenses to the Mowlem claim. D&S has denied liability and has asserted a counterclaim for approximately 11.6 million British pounds sterling (approximately $23.0 million) for certain design, labor and delay and disruption costs incurred by D&S in connection with its subcontract with Mowlem for work performed through 1996.

     On December 17, 2007, one of our subsidiaries, F&G Mechanical Corp. ("F&G"), was served with a grand jury subpoena duces tecum issued by a grand jury empanelled by the United States District Court for the District of New Jersey that is investigating allegations of union corruption. Two additional subpoenas for documents were served on F&G in January 2008. F&G and one of its vice presidents have been identified as targets of the investigation in connection with certain payments made to third parties by F&G for services to F&G at various construction sites. F&G has produced documents in response to the subpoenas and has cooperated with investigators since learning of the investigation.

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

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of EMCOR Group, Inc.:

     We have audited the accompanying consolidated balance sheets of EMCOR Group, Inc. and Subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows, and stockholders' equity and comprehensive income for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting that amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles use and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note B to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" effective January 1, 2007 and Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" effective January 1, 2006. Additionally, as discussed in Note K, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, "Employers'Accounting for Defined Benefit Pension and Other Postretirement Plans" as of December 31, 2006.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2008 expressed an unqualified opinion thereon.




Stamford, Connecticut                                      /S/ ERNST & YOUNG LLP
February 19, 2008

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders of EMCOR Group, Inc.:

     We have audited EMCOR Group, Inc and Subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

     In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows, and stockholders' equity and comprehensive income for each of the three years in the period ended December 31, 2007 of the Company and our report dated February 19, 2008 expressed an unqualified opinion thereon.




Stamford, Connecticut                                      /S/ ERNST & YOUNG LLP
February 19, 2008

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     Based on an evaluation of our disclosure controls and procedures (as required by Rules 13a-15(b) of the Securities Exchange Act of 1934), our Chairman of the Board and Chief Executive Officer, Frank T. MacInnis, and our Executive Vice President and Chief Financial Officer, Mark A. Pompa, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective as of the end of the period covered by this report.

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

     As of December 31, 2007, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has determined that EMCOR's internal control over financial reporting is effective as of December 31, 2007.

     The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report appearing in this Annual Report on Form 10-K, which such report expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2007.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     In addition, our management with the participation of our principal executive officer and principal financial officer or persons performing similar functions has determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The information required by this Item 10 with respect to directors is incorporated herein by reference to the Section of our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders entitled "Election of Directors", which Proxy Statement is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K relates (the "Proxy Statement"). The information required by this Item 10 concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the sections of the Proxy Statement entitled "Section 16(a) Beneficial Ownership Reporting Compliance". The information required by this Item 10 concerning the Audit Committee of our Board of Directors and Audit Committee financial experts is incorporated by reference to the section of the Proxy Statement entitled "Meetings and Committees of the Board of Directors" and "Corporate Governance". Information regarding our executive officers is contained in Part I of this Form 10-K following Item 4 under the heading "Executive Officers of the Registrant". We have adopted a Code of Ethics that applies to our chief executive officer and our senior financial officers, a copy of which is filed as an Exhibit hereto.

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

                                    PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following consolidated financial statements of EMCOR Group, Inc. and Subsidiaries are included in Part II, Item 8:
       Financial Statements:
       Consolidated Balance Sheets -- December 31, 2007 and 2006
       Consolidated Statements of Operations -- Years Ended December 31, 2007,
         2006 and 2005
       Consolidated Statements of Cash Flows -- Years Ended December 31, 2007,
         2006 and 2005
       Consolidated Statements of Stockholders' Equity and Comprehensive Income
         -- Years Ended December 31, 2007, 2006 and 2005
       Notes to Consolidated Financial Statements
       Reports of Independent Registered Public Accounting Firm

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

                                   SCHEDULE II

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                     BALANCE AT               ADDITIONS
                                     BEGINNING    COSTS AND   CHARGED TO                  BALANCE AT
          DESCRIPTION                 OF YEAR     EXPENSES    OTHER (1)   DEDUCTIONS (2)  END OF YEAR
          -----------                ----------   ---------   ----------  --------------  -----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year Ended December 31, 2007 .....    $25,021       5,025       1,647        (4,698)        $26,995
Year Ended December 31, 2006 .....    $29,973       1,112         957        (7,021)        $25,021
Year Ended December 31, 2005 .....    $36,185       8,457        (540)      (14,129)        $29,973

-----------
(1) Amount principally relates to business acquisitions and divestitures.

(2) Deductions represent uncollectible balances of accounts receivable written off, net of recoveries.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

EXHIBIT                                                                      INCORPORATED BY REFERENCE TO OR
  NO.                              DESCRIPTION                                         PAGE NUMBER
-------                            -----------                               --------------------------------
2(a-1)   Purchase Agreement dated as of February 11, 2002 by and among       Exhibit 2.1 to EMCOR Group, Inc.'s
         Comfort Systems USA, Inc. and EMCOR-CSI Holding Co.                 ("EMCOR") Report on Form 8-K dated
                                                                             February 14, 2002

2(a-2)   Purchase and Sale Agreement dated as of August 20, 2007 between     Exhibit 2.1 to EMCOR's Report on
         FR X Ohmstede Holdings LLC and EMCOR Group, Inc.                    Form 8-K (Date of Report August 20, 2007)

3(a-1)   Restated Certificate of Incorporation of EMCOR filed                Exhibit 3(a-5) to EMCOR's Form 10
         December 15, 1994

3(a-2)   Amendment dated November 28, 1995 to the Restated Certificate       Exhibit 3(a-2) to EMCOR's Annual Report
         of Incorporation of EMCOR                                           on Form 10 K for the year ended
                                                                             December 31, 1995 ("1995 Form 10-K")

3(a-3)   Amendment dated February 12, 1998 to the Restated Certificate       Exhibit 3(a-3) to EMCOR's Annual Report
         of Incorporation                                                    on Form 10 K for the year ended
                                                                             December 31, 1997 ("1997 Form 10-K")

3(a-4)   Amendment dated January 27, 2006 to the Restated Certificate        Exhibit 3(a-4) to EMCOR's Annual Report
         of Incorporation                                                    for the year ended December 31, 2006
                                                                             ("2006 Form 10-K")

3(a-5)   Amendment dated September 18, 2007 to the Restated Certificate      Exhibit A to EMCOR's Proxy Statement
         of Incorporation                                                    dated August 17, 2007 for Special Meeting
                                                                             of Stockholders held September 18, 2007

3(b)     Amended and Restated By Laws                                        Exhibit 3(b) to EMCOR's Annual Report on
                                                                             Form 10-K for the year ended December 31,
                                                                             1998 ("1998 Form 10-K")

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

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

EXHIBIT                                                                        INCORPORATED BY REFERENCE TO OR
  NO.                              DESCRIPTION                                           PAGE NUMBER
-------                            -----------                                 --------------------------------
4(g)     Assignment and Acceptance dated November 29, 2005 between             Exhibit 4(g) to 2006 Form 10-K
         Bank of Montreal, as assignor, and Northern Trust Company, as assignee, of 20% interest of Bank of Montreal in the Credit
         Agreement to Northern Trust Company

4(h)     Term Loan Agreement dated as of September 19, 2007 among              Exhibit 4.1(a) to EMCOR's Form 8-K
         EMCOR, Bank of Montreal, as Administrative Agent, and the             (Date of Report September 19, 2007)
         several financial institutions listed on the signature pages thereof

4(i)     Second Amended and Restated Security Agreement dated as of            Exhibit 4.1(b) to EMCOR's Form 8-K
         September 19, 2007 among EMCOR, certain of its U.S. subsidiaries,     (Date of Report September 19, 2007)
         and Harris N.A., as Agent

4(j)     Second Amended and Restated Pledge Agreement dated as of              Exhibit 4.1(c) EMCOR's Form 8-K
         September 19, 2007 among EMCOR, certain of its U.S. subsidiaries,     (Date of Report September 19, 2007)
         and Harris N.A., as Agent

4(k)     Guaranty Agreement by certain of EMCOR's U.S. subsidiaries in         Exhibit 4.1(d) to EMCOR's Form 8-K
         favor of Harris N.A., as Agent                                        (Date of Report September 19, 2007)

4(l)     First Amendment dated as of September 19, 2007 to Amended             Exhibit 4.1(e) to EMCOR's Form 8-K
         and Restated Credit Agreement effective October 14, 2005              (Date of Report September 19, 2007)
         among EMCOR, Harris N.A., as Agent, and certain other
         lenders party thereto

10(a)    Severance Agreement between EMCOR and Frank T. MacInnis               Exhibit 10.2 to EMCOR's Report on
                                                                               Form 8-K (Date of Report April 25, 2005)
                                                                               ("April 2005 Form 8-K")

10(b)    Form of Severance Agreement between EMCOR and each of                 Exhibit 10.1 to the April 2005 Form 8-K
         Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa

10(c)    Form of Amendment to Severance Agreement between EMCOR                Exhibit 10(c) of EMCOR's Quarterly
         and each of Frank T. MacInnis, Sheldon I. Cammaker,                   Report on Form 10-Q for the quarter ended
         R. Kevin Matz and Mark A. Pompa                                       March 31, 2007 ("March 2007 Form 10-Q")

10(d)    Letter Agreement dated October 12, 2004 between Anthony Guzzi         Exhibit 10.1 to EMCOR's Report on
         and EMCOR (the "Guzzi Letter Agreement")                              Form 8-K (Date of Report October 12, 2004)

10(e)    Form of Confidentiality Agreement between Anthony Guzzi               Exhibit C to Guzzi Letter Agreement
         and EMCOR

10(f)    Form of Indemnification Agreement between EMCOR and each              Exhibit F to Guzzi Letter Agreement
         of its officers and directors

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

10(h-3)  Amendment to Section 13 of the 1994 Option Plan                       Exhibit (g-3) to 2001 Form 10-K

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

EXHIBIT                                                                      INCORPORATED BY REFERENCE TO OR
  NO.                              DESCRIPTION                                         PAGE NUMBER
-------                            -----------                               --------------------------------
10(i-1)  1995 Non Employee Directors' Non Qualified Stock Option Plan     Exhibit 10(p) to 2001 Form 10-K
         ("1995 Option Plan")

10(i-2)  Amendment to Section 10 of the 1995 Option Plan                  Exhibit (h-2) to 2001 Form 10-K

10(j-1)  1997 Non Employee Directors' Non Qualified Stock Option Plan     Exhibit 10(k) to EMCOR's Annual Report
         ("1997 Option Plan")                                             on Form 10 K for the year ended
                                                                          December 31, 1999 ("1999 Form 10-K")

10(j-2)  Amendment to Section 9 of the 1997 Option Plan                   Exhibit 10(i-2) to 2001 Form 10-K

10(k)    1997 Stock Plan for Directors                                    Exhibit 10(l) to 1999 Form 10-K

10(l-1)  Continuity Agreement dated as of June 22, 1998 between           Exhibit 10(a) to EMCOR's Quarterly Report
         Frank T. MacInnis and EMCOR ("MacInnis Continuity Agreement")    on Form 10-Q for the quarter ended June 30,
                                                                          1998 ("June 1998 Form 10-Q")

10(l-2)  Amendment dated as of May 4, 1999 to MacInnis Continuity         Exhibit 10(h) for the quarter ended
         Agreement                                                        June 30, 1999 ("June 1999 Form 10-Q")

10(l-3)  Amendment dated as of March 1, 2007 to MacInnis Continuity       Exhibit 10(l-3) to the March 2007 Form 10-Q
         Agreement

10(m-1)  Continuity Agreement dated as of June 22, 1998 between           Exhibit 10(c) to the June 1998 Form 10-Q
         Sheldon I. Cammaker and EMCOR ("Cammaker Continuity
         Agreement")

10(m-2)  Amendment dated as of May 4, 1999 to Cammaker Continuity         Exhibit 10(i) to the June 1999 Form 10-Q
         Agreement

10(m-3)  Amendment dated as of March 1, 2007 to Cammaker Continuity       Exhibit 10(m-3) to the March 2007 Form 10-Q
         Agreement

10(n-1)  Continuity Agreement dated as of June 22, 1998 between           Exhibit 10(f) to the June 1998 Form 10-Q
         R. Kevin Matz and EMCOR ("Matz Continuity Agreement")

10(n-2)  Amendment dated as of May 4, 1999 to Matz Continuity Agreement   Exhibit 10(m) to the June 1999 Form 10-Q

10(n-3)  Amendment dated as of January 1, 2002 to Matz Continuity         Exhibit 10(o-3) to Form 10-Q for the
         Agreement                                                        quarter ended March 31, 2002 ("March 2002
                                                                          Form 10-Q")

10(n-4)  Amendment dated as of March 1, 2007 to Matz Continuity           Exhibit 10(n-4) to the March 2007 Form 10-Q
         Agreement

10(o-1)  Continuity Agreement dated as of June 22, 1998 between           Exhibit 10(g) to the June 1998 Form 10-Q
         Mark A. Pompa and EMCOR ("Pompa Continuity Agreement")

10(o-2)  Amendment dated as of May 4, 1999 to Pompa Continuity Agreement  Exhibit 10(n) to the June 1999 Form 10-Q

10(o-3)  Amendment dated as of January 1, 2002 to Pompa Continuity        Exhibit 10(p-3) to the March 2002 Form 10-Q
         Agreement

10(o-4)  Amendment dated as of March 1, 2007 to Pompa Continuity          Exhibit 10(o-4) to the March 2007 Form 10-Q
         Agreement

10(p-1)  Change of Control Agreement dated as of October 25, 2004         Exhibit E to Guzzi Letter Agreement
         between Anthony Guzzi ("Guzzi") and EMCOR
         ("Guzzi Continuity Agreement")

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

EXHIBIT                                                                             INCORPORATED BY REFERENCE TO OR
  NO.                              DESCRIPTION                                                PAGE NUMBER
-------                            -----------                                      --------------------------------
10(p-2)     Amendment dated as of March 1, 2007 to Guzzi Continuity            Exhibit 10(p 2) to the March 2007 Form 10-Q
            Agreement

10(q-1)     Executive Stock Bonus Plan, as amended (the "Stock Bonus Plan")    Exhibit 4.1 to EMCOR's Registration
                                                                               Statement on Form S-8 (No. 333 112940 filed
                                                                               with the Securities and Exchange Commission
                                                                               on February 18, 2004 ("2004 Form S-8")

10(q-2)     Amendment to Executive Stock Bonus Plan                            Exhibit 10(s-2) to the March 2007 Form 10-Q

10(q-3)     Form of Certificate Representing Restricted Stock Units ("RSU's")  Exhibit 10.1 to EMCOR's Report on
            issued under the Stock Bonus Plan Mandatorily Awarded              Form 8-K (Date of Report March 4, 2005)
                                                                               (the "March 4, 2005 Form 8-K")

10(q-4)     Form of Certificate Representing RSU's issued under the Stock      Exhibit 10.2 to March 4, 2005 Form 8-K
            Bonus Plan Voluntarily Awarded

10(r)       Incentive Plan for Senior Executive Officers of EMCOR Group, Inc.  Exhibit 10.3 to March 4, 2005 Form 8-K
            ("Incentive Plan for Senior Executives")

10(s)       First Amendment to Incentive Plan for Senior Executives            Exhibit 10(t) to 2006 Form 10-K

10(t-1)     EMCOR Group, Inc. Long-Term Incentive Plan ("LTIP")                Exhibit 10 to Form 8-K (Date of Report
                                                                               December 15, 2005)

10(t-2)     Form of Certificate Representing Stock Units issued under LTIP     Page __

10(u-1)     2003 Non Employee Directors' Stock Option Plan                     Exhibit A to EMCOR's proxy statement
                                                                               ("2003 Proxy Statement") for its annual
                                                                               meeting held June 12, 2003

10(u-2)     First Amendment to 2003 Non Employees Director Plan                Exhibit 10(u-2) to EMCOR's Annual Report
                                                                               on Form 10-K for the year ended
                                                                               December 31, 2006 ("2006 Form 10-K")

10(v-1)     2003 Management Stock Incentive Plan                               Exhibit B to EMCOR's 2003 Proxy Statement

10(v-2)     Amendment to 2003 Management Stock Incentive Plan                  Exhibit 10(t-2) to EMCOR's Annual Report
                                                                               on Form 10-K for the year ended
                                                                               December 31, 2003 ("2003 Form 10-K")

10(v-3)     Second Amendment to 2003 Management Stock Incentive Plan           Exhibit 10(u-3) to 2006 Form 10-K

10(w)       Form of Stock Option Agreement evidencing grant of stock options   Exhibit 10.1 to Form 8-K (Date of Report
            under the 2003 Management Stock Incentive Plan                     January 5, 2005)

10(x)       Key Executive Incentive Bonus Plan                                 Exhibit B to EMCOR's Proxy Statement for
                                                                               its annual meeting held June 16, 2005
                                                                               ("2005 Proxy Statement")

10(y)       2005 Management Stock Incentive Plan                               Exhibit C to EMCOR's 2005 Proxy Statement

10(z)       First Amendment to 2005 Management Stock Incentive Plan            Exhibit 10(z) to 2006 Form 10-K

10(a)(a-1)  2005 Stock Plan for Directors                                      Exhibit C to 2005 Proxy Statement

10(a)(a-2)  First Amendment to 2005 Stock Plan for Directors                   Exhibit 10(a)(a-2) to 2006 Form 10-K

10(b)(b)    Option Agreement between EMCOR and Frank T. MacInnis               Exhibit 4.4 to 2004 Form S-8
            dated May 5, 1999

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

EXHIBIT                                                                            INCORPORATED BY REFERENCE TO OR
  NO.                              DESCRIPTION                                               PAGE NUMBER
-------                            -----------                                     --------------------------------
10(c)(c)    Form of EMCOR Option Agreement for Messrs. Frank T. MacInnis,        Exhibit 4.5 to 2004 Form S-8
            Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa
            (collectively The "Executive Officers") for options granted
            January 4, 1999, January 3, 2000 and January 2, 2001

10(d)(d)    Form of EMCOR Option Agreement for Executive Officers granted        Exhibit 4.6 to 2004 Form S-8
            December 14, 2001

10(e)(e)    Form of EMCOR Option Agreement for Executive Officers granted        Exhibit 4.7 to 2004 Form S-8
            January 2, 2002, January 2, 2003 and January 2, 2004

10(f)(f)    Form of EMCOR Option Agreement for Directors granted                 Exhibit 4.8 to 2004 Form S-8
            June 19, 2002, October 25, 2002 and February 27, 2003

10(g)(g)    Form of EMCOR Option Agreement for Executive Officers and            Exhibit 10(g)(g) to 2005 Form 10-K
            Guzzi dated January 3, 2005

10(h)(h-1)  2007 Incentive Plan                                                  Exhibit B to EMCOR's Proxy Statement for
                                                                                 its annual meeting held June 20, 2007

10(h)(h-2)  Option Agreement dated December 13, 2007 under 2007 Incentive        Page __
            Plan between Jerry E. Ryan and EMCOR

10(h)(h-3)  Form of Option Agreement under 2007 Incentive Plan between           Page __
            EMCOR and each non employee director electing to receive
            options as part of annual retainer

10(i)(i)    Form of letter agreement between EMCOR and each Executive            Exhibit 10(b)(b) to 2004 Form 10-K
            Officer with respect to acceleration of options granted
            January 2, 2003 and January 2, 2004

11          Computation of Basic EPS and Diluted EPS for the years ended         Note E of the Notes to the Consolidated
            December 2007 and 2006*                                              Financial Statements

14          Code of Ethics of EMCOR for Chief Executive Officer and Senior       Exhibit 14 to 2003 Form 10-K
            Financial Officers

21          List of Significant Subsidiaries*                                    Page __

23.1        Consent of Ernst & Young LLP*                                        Page __

31.1        Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of   Page __
            2002 by the Chairman of the Board of Directors and Chief Executive
            Officer*

31.2        Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of   Page __
            2002 by the Executive Vice President and Chief Financial Officer*

32.1        Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of   Page __
            2002 by the Chairman of the Board of Directors and Chief Executive
            Officer**

32.2        Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of   Page __
            2002 by the Executive Vice President and Chief Financial Officer**

------------
*  Filed Herewith
** Furnished Herewith

         Pursuant to Item 601(b)(4)(iii) of Regulation S-K, upon request of the Securities and Exchange Commission, the Registrant hereby under takes to furnish a copy of any unfiled instrument which defines the rights of holders of long term debt of the Registrant's subsidiaries.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                            EMCOR GROUP, INC.
                                            (Registrant)


Date: February 21, 2008                         by  /s/ FRANK T. MACINNIS
                                             ----------------------------------
                                                      FRANK T. MACINNIS
                                             CHAIRMAN OF THE BOARD OF DIRECTORS
                                               AND CHIEF EXECUTIVE OFFICER


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON FEBRUARY 21, 2008.


   /s/ FRANK T. MACINNIS                Chairman of the Board of Directors and
---------------------------                    Chief Executive Officer
     Frank T. MacInnis                      (Principal Executive Officer)

    /s/ MARK A. POMPA                       Executive Vice President and
---------------------------                    Chief Financial Officer
       Mark A. Pompa                (Principal Financial and Accounting Officer)

  /s/ STEPHEN W. BERSHAD                              Director
---------------------------
     Stephen W. Bershad

   /s/ DAVID A. B. BROWN                              Director
---------------------------
     David A. B. Brown

     /s/ LARRY J. BUMP                                Director
---------------------------
       Larry J. Bump

    /s/ ALBERT FRIED, JR.                             Director
---------------------------
      Albert Fried, Jr.

   /s/ RICHARD F. HAMM, JR.                           Director
---------------------------
    Richard F. Hamm, Jr.

    /s/ JERRY E. RYAN                                 Director
---------------------------
     Jerry E. Ryan

  /s/ MICHAEL T. YONKER                               Director
---------------------------
    Michael T. Yonker