Form 10-Q
period 2008-03-31
EMCOR GROUP INC
filed 2008-04-24
CIK 105634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2008

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                          Commission file number 1-8267

                                EMCOR Group, Inc.
       -----------------------------------------------------------------
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

Large accelerated filer  |X| Accelerated filer  |_|   Non-accelerated filer  |_|

     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                      Applicable Only To Corporate Issuers
     Number of shares of Common Stock outstanding as of the close of business on April 22, 2008: 65,283,122 shares.

                                EMCOR GROUP, INC.
                                      INDEX


                                                                        Page No.


PART I - Financial Information

Item 1     Financial Statements

           Condensed Consolidated Balance Sheets -
           as of March 31, 2008 and December 31, 2007                          1

           Condensed Consolidated Statements of Operations -
           three months ended March 31, 2008 and 2007                          3

           Condensed Consolidated Statements of Cash Flows -
           three months ended March 31, 2008 and 2007                          4

           Condensed Consolidated Statements of Stockholders'
           Equity and Comprehensive Income -
           three months ended March 31, 2008 and 2007                          5

           Notes to Condensed Consolidated Financial Statements                6


Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          15

Item 3     Quantitative and Qualitative Disclosures about Market Risk         26

Item 4     Controls and Procedures                                            26

PART II - Other Information

Item 6     Exhibits                                                           28

PART I. - FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
-------------------------------------------------------------------------
                                                March 31,     December 31,
                                                  2008           2007
                                               (Unaudited)
-------------------------------------------------------------------------
                      ASSETS
Current assets:
 Cash and cash equivalents                     $  224,989      $  251,637
 Accounts receivable, net                       1,402,883       1,435,268
 Costs and estimated earnings in excess
   of billings on uncompleted contracts           153,280         144,919
 Inventories                                       56,909          52,247
 Prepaid expenses and other                        55,566          56,935
                                               ----------      ----------

   Total current assets                         1,893,627       1,941,006

Investments, notes and other long-term
   receivables                                     22,948          22,669

Property, plant and equipment, net                 86,244          83,963

Goodwill                                          564,791         563,918

Identifiable intangible assets, net               261,142         252,146

Other assets                                       13,137          13,157
                                               ----------      ----------

   Total assets                                $2,841,889      $2,876,859
                                               ==========      ==========



See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries


CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
--------------------------------------------------------------------------------
                                                         March 31,   December 31,
                                                           2008         2007
                                                        (Unaudited)
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Borrowings under working capital credit line           $       --   $       --
 Current maturities of long-term debt and capital
   lease obligations                                         3,793        3,791
 Accounts payable                                          492,537      537,314
 Billings in excess of costs and estimated
   earnings on uncompleted contracts                       587,595      572,431
 Accrued payroll and benefits                              186,692      215,554
 Other accrued expenses and liabilities                    213,034      190,349
                                                        ----------   ----------

   Total current liabilities                             1,483,651    1,519,439

Long-term debt and capital lease obligations               198,468      223,453

Other long-term obligations                                244,958      248,926
                                                        ----------   ----------

   Total liabilities                                     1,927,077    1,991,818
                                                        ----------   ----------

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares
   authorized, zero issued and outstanding                      --           --
Common stock, $0.01 par value, 200,000,000 shares
   authorized, 67,872,878 and 67,821,782 shares
   issued, respectively                                        679          678
Capital surplus                                            389,502      387,288
Accumulated other comprehensive loss                       (16,489)     (15,102)
Retained earnings                                          555,635      526,307
Treasury stock, at cost 2,597,187 and 2,625,497
   shares, respectively                                    (14,515)     (14,130)
                                                        ----------   ----------

   Total stockholders' equity                              914,812      885,041
                                                        ----------   ----------

Total liabilities and stockholders' equity              $2,841,889   $2,876,859
                                                        ==========   ==========

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)
------------------------------------------------------------------------------
Three months ended March 31,                              2008         2007
------------------------------------------------------------------------------

Revenues                                               $1,661,403   $1,286,767
Cost of sales                                           1,471,478    1,157,754
                                                       ----------   ----------
Gross profit                                              189,925      129,013
Selling, general and administrative expenses              140,242      111,567
Restructuring expenses                                         14           93
                                                       ----------   ----------
Operating income                                           49,669       17,353
Interest expense                                           (3,987)        (538)
Interest income                                             3,133        3,249
Minority interest                                             (76)        (404)
                                                       ----------   ----------
Income from continuing operations before income taxes      48,739       19,660
Income tax provision                                       19,411        8,135
                                                       ----------   ----------
Income from continuing operations                          29,328       11,525
Income from discontinued operation,
   net of income tax effect                                    --          467
                                                       ----------   ----------
Net income                                             $   29,328   $   11,992
                                                       ==========   ==========

Net income per common share - Basic
   From continuing operations                          $     0.45   $     0.18
   From discontinued operation                                 --         0.01
                                                       ----------   ----------
                                                       $     0.45   $     0.19
                                                       ==========   ==========

Net income per common share - Diluted
   From continuing operations                          $     0.44   $     0.17
   From discontinued operation                                 --         0.01
                                                       ----------   ----------
                                                       $     0.44   $     0.18
                                                       ==========   ==========


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)
----------------------------------------------------------------------------------------------------
Three months ended March 31,                                                      2008         2007
----------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income                                                                  $ 29,328     $ 11,992
   Depreciation and amortization                                                  5,933        4,848
   Amortization of identifiable intangible assets                                 5,990        1,598
   Minority interest                                                                 76          404
   Deferred income taxes                                                          1,100          497
   Excess tax benefits from share-based compensation                               (261)        (811)
   Equity loss (income) from unconsolidated entities                                 44       (1,137)
   Other non-cash items                                                           1,850          388
   Distributions from unconsolidated entities                                       294        1,482
   Changes in operating assets and liabilities                                  (19,578)     (10,897)
                                                                               --------     --------
Net cash provided by operating activities                                        24,776        8,364
                                                                               --------     --------

Cash flows from investing activities:
   Payments for acquisitions of businesses, identifiable intangible assets
     and related earn-out agreements                                            (18,094)        (601)
   Proceeds from sale of property, plant and equipment                              242          579
   Purchase of property, plant and equipment                                     (7,782)      (5,676)
   Investment in and advances to unconsolidated entities and joint ventures        (391)      (1,456)
   Net disbursements related to other investments                                  (225)          --
                                                                               --------     --------
Net cash used in investing activities                                           (26,250)      (7,154)
                                                                               --------     --------

Cash flows from financing activities:
   Repayments for long-term debt                                                (25,022)         (14)
   Repayments for capital lease obligations                                        (285)        (283)
   Proceeds from exercise of stock options                                          429          736
   Excess tax benefits from share-based compensation                                261          811
                                                                               --------     --------
Net cash (used in) provided by financing activities                             (24,617)       1,250
                                                                               --------     --------
Effect of exchange rate changes on cash and cash equivalents                       (557)         374
                                                                               --------     --------
(Decrease) increase in cash and cash equivalents                                (26,648)       2,834
Cash and cash equivalents at beginning of year                                  251,637      273,735
                                                                               --------     --------
Cash and cash equivalents at end of period                                     $224,989     $276,569
                                                                               ========     ========

Supplemental cash flow information:
   Cash paid for:
     Interest                                                                  $  3,335     $    541
     Income taxes                                                              $ 11,292     $ 11,078
   Non-cash financing activities:
     Assets acquired under capital lease obligations                           $    231     $    171

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
                                                             Common  Capital   comprehensive      Retained   Treasury  Comprehensive
                                                     Total    stock  surplus   income (loss) (1)  earnings     stock       income
------------------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 2007                           $710,309   $673   $354,905    $(28,189)        $399,804   $(16,884)
   Net income                                        11,992     --         --          --           11,992         --     $11,992
   Foreign currency translation adjustments             488     --         --         488               --         --         488
   Amortization of unrecognized pension losses,
     net of tax benefit of $0.2 million                 469     --         --         469               --         --         469
                                                                                                                          -------
   Comprehensive income                                                                                                   $12,949
                                                                                                                          =======
   Effect of adopting FIN 48                           (305)    --         --          --             (305)        --
   Issuance of treasury stock
     for restricted stock units (2)                      --     --       (261)         --               --        261
   Treasury stock, at cost (3)                         (911)    --         --          --               --       (911)
   Common stock issued under
     stock option plans, net (4)                      1,955      1      1,954          --               --         --
   Share-based compensation expense                   1,307     --      1,307          --               --         --
                                                   --------   ----   --------    --------         --------   --------
Balance, March 31, 2007                            $725,304   $674   $357,905    $(27,232)        $411,491   $(17,534)
                                                   ========   ====   ========    ========         ========   ========

Balance, January 1, 2008                           $885,041   $678   $387,288    $(15,102)        $526,307   $(14,130)
   Net income                                        29,328     --         --          --           29,328         --     $29,328
   Foreign currency translation adjustments          (1,799)    --         --      (1,799)              --         --      (1,799)
   Amortization of unrecognized pension losses,
     net of tax benefit of $0.2 million                 412     --         --         412               --         --         412
                                                                                                                          -------
   Comprehensive income                                                                                                   $27,941
                                                                                                                          =======
   Issuance of treasury stock
     for restricted stock units (2)                      --     --       (108)         --               --        108
   Treasury stock, at cost (3)                         (493)    --         --          --               --       (493)
   Common stock issued under
     stock option plans, net (4)                      1,140      1      1,139          --               --         --
   Share-based compensation expense                   1,183     --      1,183          --               --         --
                                                   --------   ----   --------    --------         --------   --------
Balance, March 31, 2008                            $914,812   $679   $389,502    $(16,489)        $555,635   $(14,515)
                                                   ========   ====   ========    ========         ========   ========


(1) Represents cumulative foreign currency translation adjustments and pension liability adjustments.
(2) Represents common stock transferred at cost from treasury stock upon the issuance of restricted stock units.
(3) Represents value of shares of common stock withheld by EMCOR for income tax withholding requirements upon the issuance of restricted stock units.
(4) Includes the tax benefit of stock option exercises of $0.3 million and $1.2 million for the three months ended March 31, 2008 and March 31, 2007, respectively.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly our financial position and the results of our operations. The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

On July 9, 2007, we effected a 2-for-1 stock split in the form of a stock distribution of one common share for each common share owned on the record date of June 20, 2007. The capital stock accounts, all share data and earnings per share data give effect to the stock split, applied retroactively, to all periods presented.

The results of operations for the 2007 period presented reflect discontinued operations accounting due to the sale of an ownership interest in a consolidated joint venture in August 2007.

Certain reclassifications of prior year amounts have been made to conform to current year presentation.

NOTE B Acquisitions of Businesses

On January 3, 2008 and February 29, 2008, we acquired two companies, which were not material individually or in the aggregate, for an aggregate of $18.9 million. One of the companies primarily provides industrial services to refineries in the Southern California market and its results have been included in our United States facilities services reporting segment, and the other is a fire protection company that has been included in our United States mechanical construction and facilities services reporting segment. Goodwill and intangible assets were preliminarily valued at $3.5 million and $10.8 million, respectively, representing the excess purchase price over the fair value amounts assigned to the net tangible assets acquired attributable to these companies.

We believe these acquisitions further our goal of service and geographic diversification and expansion of our facilities services operations and fire protection operations.

The purchase prices of certain acquisitions are subject to finalization based on certain contingencies provided for in the purchase agreements. These acquisitions were accounted for by the purchase method, and the purchase prices have been allocated to the assets acquired and liabilities assumed, based upon the preliminary estimated fair values of the respective assets and liabilities of the acquired companies at their respective acquisition dates.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE B Acquisitions of Businesses - (continued)

The following table presents unaudited pro forma results of operations, including all companies acquired during 2007, as if the acquisitions had occurred at the beginning of the period. The pro forma results of operations are not necessarily indicative of the results of operations had the acquisitions actually occurred at the beginning of fiscal 2007, nor is it necessarily indicative of future operating results (in thousands, except per share data):

                                                              For the
                                                         three months ended
                                                           March 31, 2007
                                                         ------------------

Revenues                                                     $1,403,261
Operating income                                             $   34,580
Income from continuing operations                            $   17,113
Net income                                                   $   17,580
Diluted earnings per share from continuing operations        $     0.26
Diluted earnings per share                                   $     0.26

The above unaudited pro forma results include additional interest expense associated with our $300.0 million term loan, the loss of interest income related to the use of cash for the acquisitions and the amortization expense associated with the preliminary value placed on the identifiable intangible assets related to companies acquired during 2007. The value ascribed to contract backlog from the acquisition of FR X Ohmstede Acquisition Co. ("Ohmstede") that was acquired in September 2007 is being expensed in a manner consistent with its expected revenue recognition.

NOTE C Disposition of Assets

Results of operations for the three months ended March 31, 2007 presented in our Condensed Consolidated Statements of Operations reflect discontinued operations accounting.

On August 6, 2007, we sold our majority ownership in a joint venture with CB Richard Ellis, Inc. ("CBRE") to CBRE for $8.0 million. This sale followed our purchase, for approximately $0.5 million, of certain of the joint venture's assets. As of March 31, 2008, the entire sale price of $8.0 million had been received. The components of the results of discontinued operations for CBRE are as follows (in thousands, except per share data):

                                                              For the
                                                         three months ended
                                                           March 31, 2007
                                                         ------------------

Revenues                                                     $   31,581
Income from discontinued operation                           $      467
Gain on sale of discontinued operation                       $       --
Net income from discontinued operation                       $      467
Diluted earnings per share from discontinued operation       $     0.01

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE D Earnings Per Share

Calculation of Basic and Diluted Earnings per Share

The following tables summarize our calculation of Basic and Diluted Earnings per Share ("EPS") for the three month periods ended March 31, 2008 and 2007 as adjusted for the July 9, 2007 2-for-1 stock split (in thousands, except share and per share data):

                                                                                         For the
                                                                                   three months ended
                                                                                        March 31,
                                                                                ------------------------
                                                                                   2008         2007
                                                                                -----------  -----------
Numerator:
Income before discontinued operation                                            $    29,328  $    11,525
Income from discontinued operation                                                       --          467
                                                                                -----------  -----------
Net income available to common stockholders                                     $    29,328  $    11,992
                                                                                ===========  ===========
Denominator:
Weighted average shares outstanding used to compute basic earnings per share     65,263,709   63,824,436
Effect of diluted securities - Share-based awards                                 1,707,550    2,454,546
                                                                                -----------  -----------
Shares used to compute diluted earnings per share                                66,971,259   66,278,982
                                                                                ===========  ===========
Basic earnings per share:
   Continuing operations                                                        $      0.45  $      0.18
   Discontinued operation                                                                --         0.01
                                                                                -----------  -----------
   Total                                                                        $      0.45  $      0.19
                                                                                ===========  ===========
Diluted earnings per share:
   Continuing operations                                                        $      0.44  $      0.17
   Discontinued operation                                                                --         0.01
                                                                                -----------  -----------
   Total                                                                        $      0.44  $      0.18
                                                                                ===========  ===========


There were 325,622 anti-dilutive stock options that were excluded from the calculation of diluted EPS for the three month period ended March 31, 2008. There were no anti-dilutive stock options that were excluded from the calculation of diluted EPS for the three month period ended March 31, 2007.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE E Inventories

Inventories consist of the following amounts (in thousands):

                                              March 31,   December 31,
                                                2008          2007
                                            ------------  ------------
Raw materials and construction materials    $     24,271  $     21,116
Work in process                                   34,021        32,515
Reserve for obsolescence                          (1,383)       (1,384)
                                            ------------  ------------
                                            $     56,909  $     52,247
                                            ============  ============


NOTE F Long-Term Debt

Long-term debt in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

                                              March 31,   December 31,
                                                2008          2007
                                            ------------  ------------
Term Loan                                   $    200,000  $    225,000
Capitalized lease obligations                      2,191         2,151
Other                                                 70            93
                                            ------------  ------------
                                                 202,261       227,244
Less: current maturities                           3,793         3,791
                                            ------------  ------------
                                            $    198,468  $    223,453
                                            ============  ============


On September 19, 2007, we entered into an agreement providing for a $300.0 million term loan ("Term Loan"). The proceeds were used to pay a portion of the consideration for the acquisition of Ohmstede and costs and expenses incident thereto. The Term Loan contains financial covenants, representations and warranties and events of default. The Term Loan covenants require, among other things, maintenance of certain financial ratios and contain certain restrictions with respect to payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We are required to make principal payments on the Term Loan in installments on the last day of March, June, September and December of each year, commencing March 2008 in the amount of $0.75 million, together with interest on the then outstanding principal amount. A final payment comprised of all remaining principal and interest is due on October 17, 2010. The Term Loan is secured by substantially all of our assets and substantially all of the assets of substantially all of our U.S. subsidiaries. The Term Loan bears interest at (1) the prime commercial lending rate announced by Bank of Montreal from time to time (5.25% at March 31, 2008) plus 0.0% to 0.5% based on certain financial tests or (2) U.S. dollar LIBOR (2.70% at March 31, 2008) plus 1.0% to 2.25% based on certain financial tests. The interest rate in effect at March 31, 2008 was 3.70%. Since September 19, 2007, we have made prepayments of $99.25 million, and a mandatory payment of $0.75 million, to reduce the balance to $200.0 million at March 31, 2008.

We capitalized approximately $4.0 million of debt issuance costs associated with the Term Loan. This amount is being amortized over the life of the loan and is included as part of interest expense. On March 31, 2008, we made a prepayment of indebtedness under the Term Loan of $24.25 million, which resulted in our recording as interest expense accelerated amortization expense related to capitalized debt issuance costs of $0.3 million for the three months ended March 31, 2008.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE G Common Stock

On September 18, 2007, our stockholders approved an amendment to our Restated Certificate of Incorporation authorizing an increase in the number of shares of our common stock from 80.0 million shares to 200.0 million shares. On July 9, 2007, we effected a 2-for-1 stock split in the form of a stock distribution of one common share for each common share owned, payable to stockholders of record on June 20, 2007. As of March 31, 2008 and December 31, 2007, 65,275,691 and
65,196,285 shares of our common stock were outstanding, respectively.

For the three months ended March 31, 2008 and 2007, 99,980 and 143,312 shares of common stock, respectively, were issued upon the exercise of stock options, the satisfaction of required conditions under our share-based compensation plans and the grants of direct stock.

NOTE H Segment Information

We have the following reportable segments which provide services associated with the design, integration, installation, start-up, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; water and wastewater treatment and central plan heating and cooling); (c) United States facilities services; (d) Canada construction and facilities services; (e) United Kingdom construction and facilities services; and (f) Other international construction and facilities services. The segment "United States facilities services" principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers' facilities
(industrial maintenance and services; commercial and government site-based operations and maintenance; military base operations support services; mobile maintenance and services; facilities management; installation and support for building systems; technical consulting and diagnostic services; small modification and retrofit projects; and program development, management and maintenance for energy systems), which services are not generally related to customers' construction programs, as well as industrial services operations, which primarily provide aftermarket maintenance and repair services, replacement parts and fabrication services for highly engineerecd shell and tube heat exchangers for the refinery and petrochemical industries. The Canada, United Kingdom and Other international segments perform electrical construction, mechanical construction and facilities services. Our "Other international construction and facilities services" segment, currently operating only in the Middle East, represents our operations outside of the United States, Canada and the United Kingdom. The following tables present information about industry segments and geographic areas for the three months ended March 31, 2008 and 2007 (in thousands):

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE H Segment Information - (continued)

                                                                      For the three months ended March 31,
                                                                      ------------------------------------
                                                                         2008                      2007
                                                                      ----------                ----------
Revenues from unrelated entities:
   United States electrical construction and facilities services      $  401,278                $  314,972
   United States mechanical construction and facilities services         602,174                   518,764
   United States facilities services                                     353,444                   216,308
                                                                      ----------                ----------
   Total United States operations                                      1,356,896                 1,050,044
   Canada construction and facilities services                           105,704                    59,325
   United Kingdom construction and facilities services                   198,803                   177,398
   Other international construction and facilities services                   --                        --
                                                                      ----------                ----------
   Total worldwide operations                                         $1,661,403                $1,286,767
                                                                      ==========                ==========

                                                                      For the three months ended March 31,
                                                                      ------------------------------------
                                                                         2008                     2007
                                                                      ----------                ----------
Total revenues:
   United States electrical construction and facilities services      $  402,277                $  317,200
   United States mechanical construction and facilities services         606,460                   519,506
   United States facilities services                                     355,157                   217,372
   Less intersegment revenues                                             (6,998)                   (4,034)
                                                                      ----------                ----------
   Total United States operations                                      1,356,896                 1,050,044
   Canada construction and facilities services                           105,704                    59,325
   United Kingdom construction and facilities services                   198,803                   177,398
   Other international construction and facilities services                   --                        --
                                                                      ----------                ----------
   Total worldwide operations                                         $1,661,403                $1,286,767
                                                                      ==========                ==========

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE H Segment Information - (continued)

                                                                      For the three months ended March 31,
                                                                      ------------------------------------
                                                                         2008                      2007
                                                                      ----------                ----------
Operating income (loss):
   United States electrical construction and facilities services      $   17,216                $   10,926
   United States mechanical construction and facilities services          17,644                    13,352
   United States facilities services                                      25,541                     7,634
                                                                      ----------                ----------
   Total United States operations                                         60,401                    31,912
   Canada construction and facilities services                             2,460                    (1,199)
   United Kingdom construction and facilities services                     2,125                       427
   Other international construction and facilities services                 (596)                     (116)
   Corporate administration                                              (14,707)                  (13,578)
   Restructuring expenses                                                    (14)                      (93)
                                                                      ----------                ----------
   Total worldwide operations                                             49,669                    17,353

Other corporate items:
   Interest expense                                                       (3,987)                     (538)
   Interest income                                                         3,133                     3,249
   Minority interest                                                         (76)                     (404)
                                                                      ----------                ----------
   Income from continuing operations before income taxes              $   48,739                $   19,660
                                                                      ==========                ==========

                                                                       March 31,                December 31,
                                                                         2008                       2007
                                                                      ----------                -----------
Total assets:
   United States electrical construction and facilities services      $  402,906                $  400,403
   United States mechanical construction and facilities services         818,074                   842,306
   United States facilities services                                   1,035,129                 1,001,617
                                                                      ----------                ----------
   Total United States operations                                      2,256,109                 2,244,326
   Canada construction and facilities services                           130,650                   146,320
   United Kingdom construction and facilities services                   267,800                   268,336
   Other international construction and facilities services                   --                       246
   Corporate administration                                              187,330                   217,631
                                                                      ----------                ----------
   Total worldwide operations                                         $2,841,889                $2,876,859
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

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE I Retirement Plans

Our United Kingdom subsidiary has a defined benefit pension plan covering all eligible employees (the "UK Plan"); however, no individual joining the company after October 31, 2001 may participate in the plan.

Components of Net Periodic Pension Benefit Cost

The components of net periodic pension benefit cost of the UK Plan for three months ended March 31, 2008 and 2007 were as follows (in thousands):

                                                          For the three months ended March 31,
                                                          ------------------------------------
                                                           2008                          2007
                                                          ------                        ------
Service cost                                              $1,163                        $1,618
Interest cost                                              3,811                         3,359
Expected return on plan assets                            (3,817)                       (3,373)
Amortization of prior service cost and actuarial loss         --                            --
Amortization of unrecognized loss                            548                           670
                                                          ------                        ------
Net periodic pension benefit cost                         $1,705                        $2,274
                                                          ======                        ======

Employer Contributions

For the three months ended March 31, 2008, our United Kingdom subsidiary contributed $2.8 million to its defined benefit pension plan. It anticipates contributing an additional $8.1 million during the remainder of 2008.

NOTE J Income Taxes

For the three months ended March 31, 2008 and 2007, our income tax provisions were $19.4 million and $8.1 million, respectively, based on effective income tax rates of 40% and 41%, respectively.

As of March 31, 2008 and December 31, 2007, the total liability for unrecognized income tax benefits were $9.2 million and $8.8 million, respectively (of which $5.2 million, if recognized, would favorably affect our effective income tax rate). The increase in the unrecognized income tax benefit was attributable to preliminary purchase accounting associated with companies acquired.

We recognized interest related to liabilities for unrecognized income tax benefits in the income tax provision. As of March 31, 2008 and December 31, 2007, we had approximately $3.2 million of accrued interest related to unrecognized income tax benefits included as a liability on the Condensed Consolidated Balance Sheets, of which less than $0.1 million was recorded during each of the three months ended March 31, 2008 and 2007.

It is possible that approximately $2.6 million of income tax liability for unrecognized income tax benefits at March 31, 2008, related primarily to uncertain intercompany transfer pricing items, will become a recognized income tax benefit in the next twelve months due to the expiration of applicable statutes of limitations.

The tax years 2004 to 2007 remain open to examination by United States taxing jurisdictions, and the tax years 2000 to 2007 remain open to examination by foreign taxing jurisdictions.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE K New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("Statement 157"). Statement 157 provides guidance for using fair value to measure assets and liabilities. The statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances. Statement 157 was effective for our financial statements beginning with the first quarter of 2008. The adoption of Statement 157 did not affect our financial position or the results of operations. However, on February 12, 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP") that amends Statement 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). The FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008. We have not determined the effect, if any, the adoption of the FSP will have on our financial position and results of operations. However, we believe we would likely be required to provide additional disclosures in future financial statements beginning after the effective date of the new standard.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("Statement 159"). Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Statement 159 is effective for our financial statements beginning with the first quarter of 2008. We have elected not to account for any additional financial instruments or other items at fair value pursuant to Statement 159.

In December 2007, the FASB issued Statement No. 141 (revised 2007), "Business Combinations" ("Statement 141(R)"). Statement 141(R) changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when probable to recognition at the time of acquisition, disallowing the capitalization of transaction costs and changing when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years beginning on or after December 15, 2008 and will only impact the accounting for acqusitions that are made after adoption.

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

NOTE L Subsequent Events

On April 1, 2008, we acquired a company for a purchase price of approximately $22.5 million. This company primarily performs facilities services and will be included in our United States facilities services reporting segment.

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

Overview

The following table presents selected financial data for the three months ended March 31, 2008 and 2007 (in thousands, except percentages and per share data):

                                                            For the three months ended March 31,
                                                            ------------------------------------
                                                               2008                      2007
                                                            ----------                ----------
Revenues                                                    $1,661,403                $1,286,767
  Revenues increase from prior year                               29.1%                     14.5%
Operating income                                            $   49,669                $   17,353
  Operating income as a percentage of revenues                     3.0%                      1.3%
Net income                                                  $   29,328                $   11,992
Diluted earnings per share from continuing operations       $     0.44                $     0.17
Cash flows provided by operating activities                 $   24,776                $    8,364


The results of our operations for the first quarter of 2008 improved compared to the first quarter of 2007, and included record highs for any first quarter for revenues, operating income, operating margin (operating income as a percentage of revenues), net income and diluted earnings per share. These improvements were generally attributable to (a) increased revenues from, and to improved performance by, United States construction work in the hospitality, healthcare, industrial and water/wastewater markets, (b) continued profit contributions from other construction work and (c) increased revenues from our United States facilities services operations, which were mostly attributable to companies acquired within the prior 12 months. The results of our Canada and United Kingdom construction and facilities services segments also improved for the 2008 first quarter compared to the year ago quarter due to (a) several new healthcare and power generation projects and increased industrial outage work in Canada and
(b) to the completion of rail projects in the United Kingdom in 2007 in connection with which we had incurred losses during the first quarter of 2007. During the first quarter of 2008, companies we acquired within the prior 12 months contributed $160.6 million to revenues and $20.6 to operating income (including $4.9 million of amortization expense attributable to identifiable intangible assets recorded to cost of sales and selling, general and administrative expenses). The acquired companies, which were reported within the United States facilities services segment, contributed $127.0 million and $18.4 million to the increases in revenues and operating income, respectively, and were primarily attributable to companies that performed industrial facilities services. The balance of the increases were from acquired companies which were reported within the United States mechanical construction and facilities services segment.

Cash provided by operating activities improved by $16.4 million for the first quarter of 2008, compared to the first quarter of 2007, primarily due to increased net income. Cash used for financing activities increased by $25.9 million during the 2008 first quarter, compared to the prior year first quarter, primarily due to the prepayment of indebtedness under our $300.0 million term loan ("Term Loan") of $24.25 million on March 31, 2008. Interest expense for the first quarter of 2008 was $4.0 million (including acceleration of debt amortization expense of $0.3 million), a $3.4 million increase compared to the first quarter of 2007. The increase in interest expense was related to the Term Loan outstanding during this quarter, which was not outstanding during the first quarter of 2007.

We completed two acquisitions during the first quarter of 2008 for an aggregate purchase price of $18.9 million, one which provides industrial services to refineries in the Southern California market included in our United States facilities services segment, and the other is a fire protection company included in our United States mechanical construction and facilities services segment. These acquisitions expand our service and geographical offering capabilities. The acquisitions are not material individually or in the aggregate to our results of operations for the periods presented.

Operating Segments

We have the following reportable segments which provide services associated with the design, integration, installation, start-up, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechancical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; water and wastewater treatment and central plan heating and cooling); (c) United States facilities services; (d) Canada construction and facilities services; (e) United Kingdom construction and facilities services; and (f) Other international construction and facilities services. The segment "United States facilities services" principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers' facilities
(industrial maintenance and services; commercial and government site-based operations and maintenance; military base operations support services; mobile maintenance and services; facilities management; installation and support for building systems; technical consulting and diagnostic services; small modification and retrofit projects; and program development, management and maintenance for energy systems), which services are not generally related to customers' construction programs, as well as industrial services operations, which primarily provide aftermarket maintenance and repair services, replacement parts and fabrication services for highly engineerecd shell and tube heat exchangers for the refinery and petrochemical industries. The Canada, United Kingdom and Other international segments perform electrical construction, mechanical construction and facilities services. Our "Other international construction and facilities services" segment, currently operating only in the Middle East, represents our operations outside of the United States, Canada and the United Kingdom.

Results of Operations

Our reportable segments reflect discontinued operations accounting for the three months ended March 31, 2007.

Revenues

The following table presents our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

                                                                         For the three months ended March 31,
                                                                      ------------------------------------------
                                                                                    % of                 % of
                                                                         2008       Total     2007      Total
                                                                      ------------------------------------------
Revenues:
   United States electrical construction and facilities services      $  401,278     24%   $  314,972     24%
   United States mechanical construction and facilities services         602,174     36%      518,764     40%
   United States facilities services                                     353,444     21%      216,308     17%
                                                                      ----------           ----------
   Total United States operations                                      1,356,896     82%    1,050,044     82%
   Canada construction and facilities services                           105,704      6%       59,325      5%
   United Kingdom construction and facilities services                   198,803     12%      177,398     14%
   Other international construction and facilities services                   --     --            --     --
                                                                      ----------           ----------
   Total worldwide operations                                         $1,661,403    100%   $1,286,767    100%
                                                                      ==========           ==========

As described below in more detail, our revenues for the three months ended March 31, 2008 increased to $1.66 billion compared to $1.29 billion of revenues for the three months ended March 31, 2007. The increase was generally attributable to increased construction work awarded in the United States in the hospitality, healthcare, industrial and water/wastewater markets, and increased work by our United States facilities services operations. The revenues of our Canada and United Kingdom construction and facilities services segments also improved for the 2008 first quarter compared to the year ago quarter. Companies acquired within the prior 12 months contributed $160.6 million to the increase in revenues for the first quarter of 2008 compared to the first quarter of 2007. The revenues from acquisitions included $127.0 million from companies reported within the United States facilities services segment, and $33.6 million from companies reported within the United States mechanical construction and facilities services segment.

Our backlog at March 31, 2008 was $4.39 billion compared to $3.84 billion of backlog at March 31, 2007. Our backlog was $4.49 billion at December 31, 2007. The increase in backlog at March 31, 2008, compared to backlog at March 31, 2007, was primarily due to increased awards of hospitality, healthcare, transportation, industrial and water/wastewater construction projects. The decrease in backlog of $0.10 billion at March 31, 2008, compared to backlog at December 31, 2007, was attributable to the recognition of contract revenues greater than the addition of new contract awards during the first quarter of 2008. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of facilities services contracts. However, if the remaining term of a facilities services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only 12 months of revenues.

Revenues of our United States electrical construction and facilities services segment for the three months ended March 31, 2008 increased $86.3 million compared to the three months ended March 31, 2007. The revenues increase was primarily attributable to an increase in awards to us of industrial and hospitality construction contracts.

Revenues of our United States mechanical construction and facilities services segment for the three months ended March 31, 2008 increased $83.4 million compared to the three months ended March 31, 2007. The revenues increase was primarily attributable to an increase in awards to us of hospitality, healthcare, industrial and water/wastewater construction contracts. Companies acquired within the prior 12 months contributed $33.6 million to the increase in revenues.

Our United States facilities services revenues increased $137.1 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This increase in revenues was primarily attributable to revenues of $127.0 million from companies acquired within the prior 12 months (most of which was from companies that performed industrial facilities services) and the balance primarily from government facilities services contracts and small project work revenues from our mobile services operations.

Revenues of our Canada construction and facilities services segment increased by $46.4 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This increase was primarily due to several new healthcare and power generation contracts, increased amounts of industrial outage work compared to the year ago quarter and a $15.0 million increase relating to the rate of exchange for Canadian dollars to United States dollars as a result of the strengthening of the Canadian dollar.

United Kingdom construction and facilities services revenues increased $21.4 million for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, principally due to an increase in the number of healthcare and institutional contracts awarded primarily during 2007 and a $2.5 million increase relating to the rate of exchange for British pounds to United States dollars as a result of the strengthening of the British pound.

Other international construction and facilities services activities consist of operations in the Middle East. All of the current projects in this market are being performed through a joint venture. The results of the joint venture were accounted for under the equity method.

Cost of sales and Gross profit

The following table presents our cost of sales, gross profit, and gross profit as a percentage of revenues (in thousands, except for percentages):

                                                For the three months ended March 31,
                                                ------------------------------------
                                                   2008                      2007
                                                ----------                ----------
Cost of sales                                   $1,471,478                $1,157,754
Gross profit                                    $  189,925                $  129,013
Gross profit, as a percentage of revenues             11.4%                     10.0%

Our gross profit (revenues less cost of sales) increased $60.9 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Gross profit as a percentage of revenues was 11.4% and 10.0% for the three months ended March 31, 2008 and 2007, respectively. The increase in gross profit for the 2008 first quarter compared to the 2007 first quarter was primarily attributable to increased revenues on United States hospitality, healthcare, industrial and water/wastewater contracts awarded. Additionally, companies acquired within the prior 12 months contributed $38.5 million of gross profit for the first quarter of 2008. Gross profit, as a percentage of revenues (gross margin), also improved primarily as a result of (a) the companies acquired and reported within the United States facilities services segment that provide services to the industrial sector and (b) companies acquired and reported within the United States mechanical construction and facilities services segment.

Selling, general and administrative expenses

The following table presents our selling, general and administrative expenses, and selling, general and administrative expenses as a percentage of revenues (in thousands, except for percentages):

                                                                                For the three months ended March 31,
                                                                                ------------------------------------
                                                                                  2008                        2007
                                                                                --------                    --------
Selling, general and administrative expenses                                    $140,242                    $111,567
Selling, general and administrative expenses, as a percentage of revenues            8.4%                        8.7%

Our selling, general and administrative expenses for the three months ended March 31, 2008 increased $28.7 million to $140.2 million compared to $111.6 million for the three months ended March 31, 2007. Selling, general and administrative expenses as a percentage of revenues were 8.4% for the three months ended March 31, 2008, compared to 8.7% for the three months ended March 31, 2007. For the first quarter of 2008, compared to the first quarter of 2007, selling, general and administrative expenses increased by $18.0 million directly related to the addition of companies acquired within the prior 12 months. This increase was partially offset by a $1.9 million reduction in expenses for the first quarter of 2008, compared to the first quarter of 2007, related to a decrease in deferred compensation expense due to a decrease in our liability corresponding with a reduction in the market price of our common stock during the 2008 period.

Restructuring expenses

Restructuring expenses, primarily related to employee severance obligations, were $0.01 million for the first quarter of 2008 compared to $0.09 million for the first quarter of 2007. As of March 31, 2008, we had no unpaid severance obligations.

Operating income

The following table presents our operating  income (loss),  and operating income
(loss) as a percentage of segment revenues from unrelated entities (in thousands, except for percentages):

                                                                         For the three months ended March 31,
                                                                      ------------------------------------------
                                                                                  % of                   % of
                                                                                 Segment                Segment
                                                                       2008      Revenues     2007      Revenues
                                                                      -------    --------    -------    --------
Operating income (loss):
   United States electrical construction and facilities services      $17,216      4.3%      $10,926      3.5%
   United States mechanical construction and facilities services       17,644      2.9%       13,352      2.6%
   United States facilities services                                   25,541      7.2%        7,634      3.5%
                                                                      -------                -------
   Total United States operations                                      60,401      4.5%       31,912      3.0%
   Canada construction and facilities services                          2,460      2.3%       (1,199)      --
   United Kingdom construction and facilities services                  2,125      1.1%          427      0.2%
   Other international construction and facilities services              (596)      --          (116)      --
   Corporate administration                                           (14,707)      --       (13,578)      --
   Restructuring expenses                                                 (14)      --           (93)      --
                                                                      -------                -------
   Total worldwide operations                                          49,669      3.0%       17,353      1.3%

Other corporate items:
   Interest expense                                                    (3,987)                  (538)
   Interest income                                                      3,133                  3,249
   Minority interest                                                      (76)                  (404)
                                                                      -------                -------
Income from continuing operations before income taxes                 $48,739                $19,660
                                                                      =======                =======

As described below in more detail, operating income increased by $32.3 million for the first quarter of 2008 to $49.7 million compared to operating income of $17.4 million for the first quarter of 2007.

United States electrical construction and facilities services operating income of $17.2 million for the first quarter of 2008 increased $6.3 million compared to operating income of $10.9 million for the first quarter of 2007. The increase in operating income during the first quarter of 2008 compared to the prior year first quarter was primarily the result of increased revenues from industrial and hospitality contracts. Additionally, we also recognized improved gross margins compared to the prior year first quarter principally as a result of contract awards for work in markets that generally result in higher gross margins than the type of work performed during the first quarter of 2007. Selling, general and administrative expenses were higher for the first quarter compared to the prior year first quarter principally due to employee incentive compensation recorded due to improved earnings.

United States mechanical construction and facilities services operating income for the first quarter of 2008 was $17.6 million, a $4.3 million improvement compared to operating income of $13.4 million for the first quarter of 2007. This improvement was primarily due to (a) increased hospitality, healthcare, industrial and water/wastewater construction projects and (b) the addition of companies acquired within the prior 12 months, which contributed $2.2 million to operating income. Selling, general and administrative expenses were higher primarily related (a) to employee incentive compensation recorded due to improved earnings and (b) to companies acquired within the prior 12 months.

United States facilities services operating income for the first quarter of 2008 was $25.5 million compared to operating income of $7.6 million for the first quarter of 2007. The increase in operating income was primarily due to (a) companies acquired within the prior 12 months, which contributed $18.4 million of the increase in operating income, and was primarily attributable to companies that performed industrial facilities services and to (b) increased income from small projects and other services performed by our mobile services operations. As a result of acquisitions, amortization expense increased by $4.3 million during the first quarter of 2008 compared to the first quarter of 2007. Selling, general and administrative expenses increased by $15.7 million, primarily due to companies acquired within the prior 12 months.

Our Canada construction and facilities services operating income was $2.5 million for the first quarter of 2008, compared to an operating loss of $1.2 million for the first quarter of 2007. Included in the operating loss for the first quarter of 2007 was a $1.4 million gain on sale of property. The operating income improvement for the first quarter of 2008 compared to the first quarter of 2007 was primarily related to increased revenues mostly attributable to healthcare and power generation projects that were performed at more favorable gross margins. Additionally, the lower than typical revenues in the first quarter of 2007 resulted in an operating loss in the first quarter of 2007 because project management costs could not be reduced in advance of commencement of construction contracts performed during the later part of 2007.

Our United Kingdom construction and facilities services operating income for the first quarter of 2008 was $2.1 million compared to operating income of $0.4 million for the first quarter of 2007. The improvement in operating income was primarily attributable to the completion of rail division projects in 2007 that had losses during the first quarter of 2007.

Other international construction and facilities services operating loss was $0.6 million for the first quarter of 2008 compared to an operating loss of $0.1 million for the first quarter of 2007.

Corporate administration expense for the first quarter of 2008 was $14.7 million compared to $13.6 million for the first quarter of 2007. This increase in expenses was primarily due to increased compensation expense, as well as corporate initiatives supporting recruiting and marketing programs.

Interest expense for the first quarter of 2008 and 2007 was $4.0 million and $0.5 million, respectively. The increase in interest expense was primarily due to interest and debt issuance cost amortization on our Term Loan incurred in September 2007 to finance the Ohmstede acquisition. On March 31, 2008, we made a prepayment of indebtedness under the Term Loan of $24.25 million, which resulted in our recording as interest expense accelerated amortization expense related to capitalized debt issuance costs of $0.3 million for the three months ended March 31, 2008. Interest income for the first quarter of 2008 was $3.1 million compared to $3.2 million for the first quarter of 2007 and was primarily related to less cash available to invest in the current year period.

For the first quarter of 2008 and 2007, the income tax provision was $19.4 million and $8.1 million, respectively, based on effective income tax rates of 40% and 41%, respectively.

Liquidity and Capital Resources

The following table presents our net cash provided by (used in) operating activities, investing activities and financing activities (in thousands):

                                                                   For the three months ended March 31,
                                                                   ------------------------------------
                                                                     2008                        2007
                                                                   --------                    --------
Net cash provided by operating activities                          $ 24,776                    $  8,364
Net cash used in investing activities                              $(26,250)                   $ (7,154)
Net cash (used in) provided by financing activities                $(24,617)                   $  1,250
Effect of exchange rate changes on cash and cash equivalents       $   (557)                   $    374

Our consolidated cash balance decreased by approximately $26.6 million from $251.6 million at December 31, 2007 to $225.0 million at March 31, 2008. The $24.8 million in net cash provided by operating activities for the three months ended March 31, 2008, which increased $16.4 million when compared to $8.4 million in net cash provided by operating activities for the three months ended March 31, 2007, was primarily due to an increase in net income. Net cash used in investing activities of $26.3 million in the first quarter of 2008 increased $19.1 million compared to $7.2 million used in the first quarter of 2007 and was primarily due to a $17.5 million increase in payments for acquisitions of businesses, identifiable intangible assets and payments pursuant to related earn-out agreements and a $2.1 million increase in amounts paid for the purchase of property, plant and equipment, partially offset by a $1.1 million decrease in investment in and advances to unconsolidated entities and joint ventures. Net cash used in financing activities of $24.6 million in the first quarter of 2008 increased $25.9 million compared to net cash provided by financing activities of $1.3 million in the first quarter of 2007 and was primarily attributable to repayment of long-term debt.

The following is a summary of material contractual obligations and other commercial commitments (in millions):


                                                                         Payments Due by Period
                                                                 ------------------------------------------
                                                                   Less
                     Contractual                                   than        1-3        4-5       After
                     Obligations                         Total    1 year      years      years     5 years
-----------------------------------------------------  --------  --------   --------   --------    --------

Term Loan                                              $  200.0  $    3.0   $  197.0   $     --    $     --
Other long-term debt                                        0.1       0.1         --         --          --
Capital lease obligations                                   2.2       0.7        1.2        0.2         0.1
Operating leases                                          209.8      52.4       80.7       41.7        35.0
Open purchase obligations (1)                             903.5     749.0      147.6        6.9          --
Other long-term obligations (2)                           234.7      28.2      184.7       21.8          --
Liabilities related to uncertain income tax positions      12.4       2.6        9.8         --          --
                                                       --------  --------   --------   --------    --------
Total Contractual Obligations                          $1,562.7  $  836.0   $  621.0   $   70.6    $   35.1
                                                       ========  ========   ========   ========    ========

                                                                 Amount of Commitment Expiration by Period
                                                                 ------------------------------------------
                                                                   Less
                  Other Commercial                       Total     than        1-3        4-5       After
                     Commitments                       Committed  1 year      years      years     5 years
-----------------------------------------------------  --------- --------   --------   --------    --------
Revolving Credit Facility (3)                          $     --  $     --   $     --   $     --    $     --
Letters of credit                                          57.9        --       57.9         --          --
Guarantees                                                 25.0        --         --         --        25.0
                                                       --------  --------   --------   --------    --------
Total Commercial Obligations                           $   82.9  $     --   $   57.9   $     --    $   25.0
                                                       ========  ========   ========   ========    ========

(1) Represents open purchase orders for material and subcontracting costs related to construction and service contracts. These purchase orders are not reflected in EMCOR's condensed consolidated balance sheets and should not impact future cash flows, as amounts will be recovered through customer billings.
(2) Represents primarily insurance related liabilities, a pension plan liability and liabilities for unrecognized income tax benefits, classified as other long-term liabilities in the condensed consolidated balance sheets. Cash payments for insurance related liabilities may be payable beyond three years, but it is not practical to estimate these payments. We provide funding to our pension plans based on at least the minimum funding required by applicable regulations. In determining the minimum required funding, we utilize current actuarial assumptions and exchange rates to forecast estimates of amounts that may be payable for up to five years in the future. In our judgment, minimum funding estimates beyond a five year time horizon cannot be reliably estimated, and, therefore, have not been included in the table.
(3) We classify these borrowings as short-term on our condensed consolidated balance sheets because of our intent and ability to repay the amounts on a short-term basis. As of March 31, 2008, there were no borrowings outstanding under the Revolving Credit Facility.

Our revolving credit agreement (the "Revolving Credit Facility") provides for a credit facility of $375.0 million. As of March 31, 2008 and December 31, 2007, we had approximately $57.9 million and $53.8 million of letters of credit outstanding, respectively, under the Revolving Credit Facility. There were no borrowings under the Revolving Credit Facility as of March 31, 2008 and December 31, 2007.

On September 19, 2007, we entered into an agreement providing for a $300.0 million Term Loan. The proceeds were used to pay a portion of the consideration for the acquisition of Ohmstede and costs and expenses incident thereto. The Term Loan contains financial covenants, representations and warranties and events of default. The Term Loan covenants require, among other things, maintenance of certain financial ratios and contain certain restrictions with respect to payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We are required to make principal payments on the Term Loan in installments on the last day of March, June, September and December of each year, commencing March 2008 in the amount of $0.75 million, together with interest on the then outstanding principal amount. A final payment comprised of all remaining principal and interest is due on October 17, 2010. The Term Loan is secured by substantially all of our assets and substantially all of the assets of substantially all of our U.S. subsidiaries. The Term Loan bears interest at (1) the prime commercial lending rate announced by Bank of Montreal from time to time (5.25% at March 31, 2008) plus 0.0% to 0.5% based on certain financial tests or (2) U.S. dollar LIBOR (2.70% at March 31, 2008) plus 1.0% to 2.25% based on certain financial tests. The interest rate in effect at March 31, 2008 was 3.70%. Since September 19, 2007, we have made prepayments of $99.25 million, and a mandatory payment of $0.75 million, to reduce the balance to $200.0 million at March 31, 2008.

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

The terms of our construction contracts frequently require that we obtain from surety companies ("Surety Companies") and provide to our customers payment and performance bonds ("Surety Bonds") as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of March 31, 2008, based on our percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, had there been defaults on all our existing contractual obligations, would have been approximately $1.3 billion. The Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.

In recent years, there has been a reduction in the aggregate surety bond issuance capacity of Surety Companies due to industry consolidations and significant losses of Surety Companies as a result of providing Surety Bonds to construction companies, as well as companies in other industries. Consequently, the availability of Surety Bonds has become more limited and the terms upon which Surety Bonds are available have become more restrictive. We continually monitor our available limits of Surety Bonds and discuss with our current and other Surety Bond providers the amount of Surety Bonds that may be available to us based on our financial strength and the absence of any default by us on any Surety Bond we have previously obtained. However, if we experience changes in our bonding relationships or if there are further changes in the surety industry, we may seek to satisfy certain customer requests for Surety Bonds by posting other forms of collateral in lieu of Surety Bonds such as letters of credit or guarantees by EMCOR Group, Inc., by seeking to convince customers to forego the requirement for Surety Bonds, by increasing our activities in business segments that rarely require Surety Bonds such as the facilities services segment, and/or by refraining from bidding for certain projects that require Surety Bonds. There can be no assurance that we will be able to effectuate alternatives to providing Surety Bonds to our customers or to obtain, on favorable terms, sufficient additional work that does not require Surety Bonds to replace projects requiring Surety Bonds that we may decline to pursue. Accordingly, if we were to experience a reduction in the availability of Surety Bonds, we could experience a material adverse effect on our financial position, results of operations and/or cash flow.

We do not have any other material financial guarantees or off-balance sheet arrangements other than those disclosed above.

Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain our Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient or to enable us to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. We may also increase liquidity through an equity offering or issuance of other debt instruments. Short-term changes in macroeconomic trends may have an effect, positively or negatively, on liquidity. In addition to managing borrowings, our focus on the facilities services market is intended to provide an additional buffer against economic downturns inasmuch as much of our facilities services business is characterized by annual and multi-year contracts that provide a more predictable stream of cash flow than the construction business. Short-term liquidity is also impacted by the type and length of construction contracts in place. During economic downturns, such as the downturn that we experienced from 2001 through 2004 in the commercial construction industry, there were typically fewer small discretionary projects from the private sector, and companies like us aggressively bid more large long-term infrastructure and public sector contracts. Performance of long duration contracts typically requires working capital until initial billing milestones are achieved. While we strive to maintain a net over-billed position with our customers, there can be no assurance that a net over-billed position can be maintained; however, we were successful in 2007 during a period of strong demand for non-residential construction services to substantially increase our net over-billed position. Our net over-billings, defined as the balance sheet accounts "billings in excess of costs and estimated earnings on uncompleted contracts" less "cost and estimated earnings in excess of billings on uncompleted contracts", were $434.3 million and $427.5 million as of March 31, 2008 and December 31, 2007, respectively.

Long-term  liquidity  requirements  can  be  expected  to be  met  through  cash generated from operating activities, our Revolving Credit Facility and, if required, the sale of various secured or unsecured debt and/or equity interests in the public and private markets. Based upon our current credit ratings and financial position, we can reasonably expect to be able (a) to incur long-term debt to fund acquisitions and/or (b) to issue equity. Over the long term, our primary revenue risk factor continues to be the level of demand for non-residential construction services, which is in turn influenced by macroeconomic trends including interest rates and governmental economic policy. In addition to the primary revenue risk factor, our ability to perform work at profitable levels is critical to meeting long-term liquidity requirements.

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

Certain Insurance Matters

As of March 31, 2008 and December 31, 2007, we utilized approximately $51.3 million and $48.2 million, respectively, of letters of credit obtained under our Revolving Credit Facility as collateral for our insurance obligations.

New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("Statement 157"). Statement 157 provides guidance for using fair value to measure assets and liabilities. The statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances. Statement 157 was effective for our financial statements beginning with the first quarter of 2008. The adoption of Statement 157 did not affect our financial position or the results of operations. However, on February 12, 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP") that amends Statement 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). The FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008. We have not determined the effect, if any, the adoption of the FSP will have on our financial position and results of operations. However, we believe we would likely be required to provide additional disclosures in future financial statements beginning after the effective date of the new standard.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("Statement 159"). Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Statement 159 is effective for our financial statements beginning with the first quarter of 2008. We have elected not to account for any additional financial instruments or other items at fair value pursuant to Statement 159.

In December 2007, the FASB issued Statement No. 141 (revised 2007), "Business Combinations" ("Statement 141(R)"). Statement 141(R) changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and changes when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years beginning on or after December 15, 2008 and will only impact the accounting for acqusitions that are made after adoption.

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

Application of Critical Accounting Policies

The condensed consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are described in Note B - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of the annual report on Form 10-K for the year ended December 31, 2007. There was no initial adoption of any accounting policies during the three months ended March 31, 2008, except for the adoption of Statement 157 and Statement 159. We believe that some of the more critical judgment areas in the application of accounting policies that affect our financial condition and results of operations are estimates and judgments pertaining to: (a) revenue recognition from (i) long-term construction contracts for which the percentage-of-completion method of accounting is used and (ii) services contracts; (b) collectibility or valuation of accounts receivable; (c) insurance liabilities; (d) income taxes; and (e) goodwill and intangible assets.

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

Accounts Receivable

We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of the past due balances. The provision for bad debts during the three months ended March 31, 2008 was $0.03 million, a $0.2 million decrease compared to the three months ended March 31, 2007. At March 31, 2008 and December 31, 2007, accounts receivable of $1,402.9 million and $1,435.3 million, respectively, included allowances of $26.9 million and $27.0 million, respectively. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to deterioration of its financial condition or its credit ratings. The allowance requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis and as additional information is received.

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

Income Taxes

We have net deferred tax liabilities primarily resulting from deductible temporary differences of $25.4 million and $25.0 million at March 31, 2008 and December 31, 2007, respectively, which will increase our taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. As of March 31, 2008 and December 31, 2007, the total valuation allowance was approximately $8.6 million at both dates.

Goodwill and Intangible Assets

As of March 31, 2008, we had $564.8 million and $261.1 million, respectively, of goodwill and net identifiable intangible assets (primarily based on the market values of our contract backlog, developed technology, customer relationships, non-competition agreements and trade names), primarily arising out of the acquisition of companies. As of December 31, 2007, goodwill and net identifiable intangible assets were $563.9 million and $252.1 million, respectively. The increases in the goodwill and net identifiable intangible assets (net of accumulated amortization) since December 31, 2007 were related to the acquisition of two companies during the first quarter of 2008. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies. FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142") requires goodwill and other intangible assets with indefinite useful lives not be amortized, but instead must be tested at least annually for impairment (which we test each October 1), and be written down if impaired, rather than amortized as previous standards required. Furthermore, Statement 142 requires that identifiable intangible assets with finite lives be amortized over their useful lives. Changes in strategy and/or market conditions may result in adjustments to recorded intangible asset balances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of March 31, 2008, we did not have any derivative instruments. We did not use any material derivative financial instruments during the three months ended March 31, 2007, including trading or speculation on changes in interest rates, or commodity prices of materials used in our business.

We are exposed to market risk for changes in interest rates for borrowings under the Revolving Credit Facility and the Term Loan. Borrowings under the Revolving Credit Facility and the Term Loan bear interest at variable rates, and the fair value of borrowings are not affected by changes in market interest rates. As of March 31, 2008, there were no borrowings outstanding under the Revolving Credit Facility and the balance on the Term Loan was $200.0 million. Both instruments bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (5.25% at March 31, 2008) plus 0.0% to 0.5% based on certain financial tests or (2) United States dollar LIBOR (2.70% at March 31, 2008) plus 1.0% to 2.25% based on certain financial tests. The interest rates in effect at March 31, 2008 were 5.25% and 3.70% for the prime commercial lending rate and the United States dollar LIBOR, respectively. Letter of credit fees issued under the Revolving Credit Facility range from 1.0% to 2.25% of the respective face amounts of the letters of credit issued and are charged based on the type of letter of credit issued and certain financial tests. The Revolving Credit Facility and the Term Loan expire in October 2010. There is no guarantee that we will be able to renew the Revolving Credit Facility at its expiration. Based on the $200.0 million borrowings outstanding on the Term Loan, if the overall interest rates were to increase by 1.0%, the net of tax interest expense would increase approximately $1.2 million in the next twelve months. Conversely, if the overall interest rates were to decrease by 1.0%, interest expense, net of income taxes, would decrease by approximately $1.2 million in the next twelve months.

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

In addition, we are exposed to market risk of fluctuations in certain commodity prices of materials such as copper and steel, which are used as components of supplies or materials utilized in both our construction and facilities services operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of over 7,500 vehicles. While we believe we can increase our prices to adjust for some price increases in commodities, there can be no assurance that continued price increases of commodities, if they were to occur, would be recoverable.

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

PART II. - OTHER INFORMATION.

ITEM 6.  EXHIBITS.

Exhibit                                                                     Incorporated By Reference to or
   No.        Description                                                              Page Number
-----------   ---------------------------------------------------------     -------------------------------------------

2(a-1)        Purchase Agreement dated as of February 11, 2002 by and       Exhibit 2.1 to EMCOR Group, Inc.'s
              among Comfort Systems USA, Inc. and EMCOR-CSI                 ("EMCOR") Report on Form 8-K dated
              Holding Co.                                                   February 14, 2002

2(a-2)        Purchase and Sale Agreement dated as of August 20, 2007       Exhibit 2.1 to EMCOR's Report on Form 8-K
              between FR X Ohmstede Holdings LLC and EMCOR                  (Date of Report August 20, 2007)
              Group, Inc.

3(a-1)        Restated Certificate of Incorporation of EMCOR filed          Exhibit 3(a-5) to EMCOR's Registration Statement
              December 15, 1994                                             on Form 10 as originally filed March 17, 1995
                                                                            ("Form 10")

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

3(a-5)        Amendment dated September 18, 2007 to the Restated            Exhibit A to EMCOR's Proxy Statement dated
              Certificate of Incorporation                                  August 17, 2007 for Special Meeting of
                                                                            Stockholder's held September 18, 2007

3(b)          Amended and Restated By-Laws                                  Exhibit 3(b) to EMCOR's Annual Report on
                                                                            Form 10-K for the year ended December 31,
                                                                            1998 ("1998 Form 10-K")

4(a)          U.S. $375,000,000 (originally $350,000,000) Credit Agreement  Exhibit 4 to EMCOR's Report on Form 8-K
              dated October 14, 2005 by and among EMCOR Group, Inc. and     (Date of Report October 17, 2005)
              certain of its subsidiaries and Harris N.A. individually and as Agent for the Lenders which are or became parties thereto
              (the "Credit Agreement")

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


Exhibit                                                                     Incorporated By Reference to or
   No.        Description                                                              Page Number
-----------   ---------------------------------------------------------     -------------------------------------------

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

4(h)          Term Loan Agreement dated as of September 19, 2007            Exhibit 4.1(a) to EMCOR's Form 8-K
              among EMCOR, Bank of Montreal, as Administrative              (Date of Report September 19, 2007)
              Agent, and the several financial institutions listed on the signature pages thereof

4(i)          Second Amended and Restated Security Agreement dated as       Exhibit 4.1(b) to EMCOR's Form 8-K
              of September 19, 2007 among EMCOR, certain of its U.S.        (Date of Report September 19, 2007)
              subsidiaries, and Harris N.A., as Agent

4(j)          Second Amended and Restated Pledge Agreement dated as         Exhibit 4.1(c) to EMCOR's Form 8-K
              of September 19, 2007 among EMCOR, certain of its U.S.        (Date of Report September 19, 2007)
              subsidiaries, and  Harris N.A., as Agent

4(k)          Guaranty Agreement by certain of EMCOR's U.S.                 Exhibit 4.1(d) to EMCOR's Form 8-K
              subsidiaries in favor of Harris N.A., as Agent                (Date of Report September 19, 2007)

4(l)          First Amendment dates as of September 19, 2007 to             Exhibit 4.1(e) to EMCOR's Form 8-K
              Amended and Restated Credit Agreement effective October       (Date of Report September 19, 2007)
              14, 2005 among EMCOR, Harris N.A., as Agent, and certain
              other lenders party thereto

10(a)         Severance Agreement between EMCOR and Frank T.                Exhibit 10.2 to EMCOR's Report on
              MacInnis                                                      Form 8-K (Date of Report April 25,
                                                                            2005)  ("April 2005 Form 8-K")

10(b)         Form of Severance Agreement ("Severance Agreement")           Exhibit 10.1 to the April 2005 Form 8-K
              between EMCOR and each of Sheldon I. Cammaker, R.
              Kevin Matz and Mark A. Pompa

10(c)         Form of Amendment to Severance Agreement between              Exhibit 10(c) to EMCOR's Quarterly
              EMCOR and each of Frank T. MacInnis, Sheldon I.               Report on Form 10-Q for the quarter
              Cammaker, R. Kevin Matz and Mark A. Pompa                     ended March 31, 2007 ("March 2007
                                                                            Form 10-Q")

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

10(e)         Form of Confidentiality Agreement between Anthony Guzzi       Exhibit C to Guzzi Letter Agreement
              and EMCOR

10(f)         Form of Indemnification Agreement between EMCOR and           Exhibit F to Guzzi Letter Agreement
              each of its officers and directors

10(g-1)       Severance Agreement ("Guzzi Severance Agreement") dated       Exhibit D to the Guzzi Letter Agreement
              October 25, 2004 between Anthony Guzzi and EMCOR

10(g-2)       Amendment to Guzzi Severance Agreement                        Exhibit 10(g-2) to the March 2007 Form
                                                                            10-Q

10(h-1)       1994 Management Stock Option Plan ("1994 Option Plan")        Exhibit 10(o) to Form 10


Exhibit                                                                     Incorporated By Reference to or
   No.        Description                                                              Page Number
-----------   ----------------------------------------------------------    -------------------------------------------

10(h-2)       Amendment to Section 12 of the 1994 Option Plan               Exhibit (g-2) to EMCOR's Annual
                                                                            Report on Form 10-K for the year ended
                                                                            December 31, 2000 ("2000 Form 10-K")

10(h-3)       Amendment to Section 13 of the 1994 Option Plan               Exhibit (g-3) to 2000 Form 10-K

10(i-1)       1995 Non-Employee Directors' Non-Qualified Stock Option       Exhibit 10(p) to Form 10
              Plan ("1995 Option Plan")

10(i-2)       Amendment to Section 10 of the 1995 Option Plan               Exhibit (h-2) to 2000 Form 10-K

10(j-1)       1997 Non-Employee Directors' Non-Qualified Stock Option       Exhibit 10(k) to EMCOR's Annual Report on
              Plan ("1997 Option Plan")                                     Form 10-K for the year ended December 31,
                                                                            1999 ("1999 Form 10-K")

10(j-2)       Amendment to Section 9 of the 1997 Option Plan                Exhibit 10(i-2) to 2000 Form 10-K

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

10(l-2)       Amendment dated as of May 4, 1999 to MacInnis Continuity      Exhibit 10(h) to EMCOR's Quarterly Report on
              Agreement                                                     Form 10-Q for the quarter ended June 30, 1999
                                                                            ("June 1999 Form 10-Q")

10(l-3)       Amendment dated as of March 1, 2007 to MacInnis               Exhibit 10(l-3) to the March 2007 Form 10-Q
              Continuity Agreement

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

10(n-2)       Amendment dated as of May 4, 1999 to Matz Continuity          Exhibit 10(m) to the June 1999 Form 10-Q
              Agreement

10(n-3)       Amendment dated as of January 1, 2002 to Matz Continuity      Exhibit 10(o-3) to EMCOR's Quarterly Report
              Agreement                                                     on Form 10-Q for the quarter ended March 31,
                                                                            2002 ("March 2002 Form 10-Q")

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

10(o-2)       Amendment dated as of May 4, 1999 to Pompa Continuity         Exhibit 10(n) to the June 1999 Form 10-Q
              Agreement

10(o-3)       Amendment dated as of January 1, 2002 to Pompa                Exhibit 10(p-3) to the March 2002 Form 10-Q
              Continuity Agreement


Exhibit                                                                     Incorporated By Reference to or
   No.        Description                                                              Page Number
-----------   ---------------------------------------------------------     -------------------------------------------

10(o-4)       Amendment dated as of March 1, 2007 to Pompa Continuity       Exhibit 10(o-4) to the March 2007 Form
              Agreement                                                     10-Q

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

10(p-2)       Amendment dated as of March 1, 2007 to Guzzi Continuity       Exhibit 10(p-2) to the March 2007 Form
              Agreement                                                     10-Q

10(q-1)       Executive Stock Bonus Plan, as amended (the "Stock Bonus      Exhibit 4.1 to EMCOR's Registration Statement
              Plan")                                                        on Form S-8 (No. 333-112940) filed with the
                                                                            Securities and Exchange Commission on February
                                                                            18, 2004 ("2004 Form S-8")

10(q-2)       Amendment to Executive Stock Bonus Plan                       Exhibit 10(s-2) to the March 2007 Form 10-Q

10(q-3)       Form of Certificate Representing Restrictive Stock Units      Exhibit 10.1 to EMCOR's Report on Form
              ("RSU's") issued under the Stock Bonus Plan Manditorily       8-K (Date of Report March 4, 2005)
              Awarded                                                       ("March 4, 2005 Form 8-K")

10(q-4)       Form of Certificate Representing RSU's issued under the       Exhibit 10.2 to March 4, 2005 Form 8-K
              Stock Bonus Plan Voluntarily Awarded

10(r)         Incentive Plan for Senior Executive Officers of EMCOR         Exhibit 10.3 to March 4, 2005 Form 8-K
              Group, Inc. ("Incentive Plan for Senior Executives")

10(s-1)       First Amendment to Incentive Plan for Senior Executives       Exhibit 10(t) to 2005 Form 10-K

10(s-2)       Second Amendment to Incentive Plan for Senior Executives      Exhibit 10.1 to EMCOR's Report on Form
                                                                            8-K (Date of Report March 26, 2008)

10(t-1)       EMCOR Group, Inc. Long-Term Incentive Plan ("LTIP")           Exhibit 10 to Form 8-K (Date of Report
                                                                            December 15, 2005)

10(t-2)       Form of Certificate Representing Stock Units issued under     Exhibit 10(t-2) to EMCOR's Annual Report
              LTIP                                                          on Form 10-K for the year ended December
                                                                            31, 2007 ("2007 Form 10-K")

10(u-1)       2003 Non-Employee Directors' Stock Option Plan                Exhibit A to EMCOR's proxy statement
                                                                            ("2003 Proxy Statement") Plan for its
                                                                            annual meeting held on June 12, 2003

10(u-2)       First Amendment to 2003 Non-Employee Director Plan            Exhibit 10(u-2) to EMCOR's Annual Report
                                                                            on Form 10-K for the year ended December
                                                                            31, 2006 ("2006 Form 10-K")

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

10(v-3)       Second Amendment to 2003 Management Stock Incentive           Exhibit 10(v-3) to 2006 Form 10-K
              Plan


Exhibit                                                                     Incorporated By Reference to or
   No.        Description                                                              Page Number
----------    ---------------------------------------------------------     -------------------------------------------

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

10(x)         Key Executive Incentive Bonus Plan                            Exhibit B to EMCOR's Proxy Statement
                                                                            for its annual meeting held June 16,
                                                                            2005 ("2005 Proxy Statement")

10(y)         2005 Management Stock Incentive Plan                          Exhibit B to EMCOR's 2005 Proxy
                                                                            Statement

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

10(f)(f)      Form of EMCOR Option Agreement for Directors granted          Exhibit 4.8 to 2004 Form S-8
              June 19, 2002, October 25, 2002 and February 27, 2003

10(g)(g)      Form of EMCOR Option Agreement for Executive Officers         Exhibit 10(g)(g) to 2005 Form 10-K
              and Guzzi dated January 3, 2005

10(h)(h-1)    2007 Incentive Plan                                           Exhibit B to EMCOR's Proxy Statement
                                                                            for its Annual Meeting held June 20,
                                                                            2007

10(h)(h-2)    Option agreement dated December 13, 2007 under 2007           Exhibit 10(h)(h-2) to 2007 Form 10-K
              Incentive Plan between Jerry E. Ryan and EMCOR

10(h)(h-3)    Form of Option Agreement under 2007 Incentive Plan            Exhibit 10(h)(h-3) to 2007 Form 10-K
              between EMCOR and each non-employee director electing
              to receive options as part of annual retainer

10(i)(i)      Form of letter agreement between EMCOR and each               Exhibit 10(b)(b) to 2004 Form 10-K
              Executive Officer with respect to acceleration of
              options granted January 2, 2003 and January 2, 2004

10(j)(j-1)    Certificate dated March 24, 2008 evidencing Phantom Stock     Page ___
              Unit Award to Frank T. MacInnis

10(j)(j-2)    Certificate dated March 24, 2008 evidencing Phantom Stock     Page ___
              Unit Award to Anthony J. Guzzi

10(k)(k)      Certificate dated March 24, 2008 evidencing Stock Unit        Page ___
              Award to Frank T. MacInnis


Exhibit                                                                     Incorporated By Reference to or
   No.        Description                                                              Page Number
------------  ---------------------------------------------------------     -------------------------------------------

11            Computation of Basic EPS and Diluted EPS for the three        Note D of the Notes to the Condensed
              months ended March 31, 2008 and 2007                          Consolidated Financial Statements

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

-----------
*   Filed Herewith
**  Furnished Herewith

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: April 24, 2008
                                               EMCOR GROUP, INC.
                               -------------------------------------------------
                                                 (Registrant)


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

Date:  April 24, 2008
                                                    /s/FRANK T. MACINNIS
                                           -------------------------------------
                                                      Frank T. MacInnis
                                                   Chairman of the Board of
                                                        Directors and
                                                    Chief Executive Officer

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

Date:  April 24, 2008
                                                    /s/MARK A. POMPA
                                           -------------------------------------
                                                      Mark A. Pompa
                                               Executive Vice President and
                                                  Chief Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of EMCOR Group, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank
T. MacInnis, Chairman of the Board of Directors and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:    April 24, 2008                             /s/FRANK T. MACINNIS
                                           -------------------------------------
                                                      Frank T. MacInnis
                                             Chairman of the Board of Directors
                                                and Chief Executive Officer

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of EMCOR Group, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark A. Pompa, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:    April 24, 2008                              /s/MARK A. POMPA
                                           -----------------------------------
                                                      Mark A. Pompa
                                                Executive Vice President
                                               and Chief Financial Officer

                                                              Exhibit 10(j)(j-1)

                                    NON-PLAN
                               PHANTOM STOCK UNITS
                                (Non-Assignable)
                                                       4,750 Phantom Stock Units

     THIS CERTIFIES that as of March 24, 2008 Frank T. MacInnis (the "Grantee") has been granted 4,750 Phantom Stock Units entitling him to receive the cash equivalent of 4,750 shares (the "Shares") of the Common Stock (par value $0.01 per share) of EMCOR Group, Inc. (the "Company"), a Delaware corporation, upon and subject to the following terms and conditions.

     The cash equivalent of the Shares represented by the Phantom Stock Units evidenced hereby shall be paid to the Grantee as soon as practical following the determination of cash equivalent of the Shares on the sooner of (i) the Final Average Date, (ii) the date of the Grantee's termination of employment with the Company for any reason, unless the Grantee is a Specified Employee (as that term is defined in the Plan) in which case the payment shall be made six months after the Grantee's termination of employment other than by reason of his death or disability or (iii) the date that is immediately prior to a Change of Control (as that term is defined in the Plan). The cash equivalent of the Shares shall be calculated by multiplying the number of Phantom Units evidenced hereby by the average of the closing price on the New York Stock Exchange ("NYSE") of a Share for the ten trading days commencing with the first trading day immediately following the filing of the Company's Form 10-K for the calendar year 2009 with the Securities and Exchange Commission except that in the case of Grantee's termination of employment the cash equivalent of the Shares shall be the closing price on the NYSE of a Share and in the case of a Change of Control the cash equivalent of the Shares shall be the closing price on the NYSE of a Share on the day immediately prior to a Change of Control. (The last trading day included in the aforesaid average shall be the "Final Average Date".) Notwithstanding the foregoing, the Company shall have the power to withhold or require the Grantee to remit to the Company an amount sufficient to satisfy federal, state and local withholding tax required on the payment. The Phantom Stock Units represented hereby shall not be transferable by the Grantee except to the extent the Phantom Units could be transferred as if they were issued under the Plan.

     Except as otherwise specifically provided in this Certificate, the Phantom Stock Units and this Certificate are subject to all of the terms and conditions as if issued pursuant to the Plan, the terms and conditions of which are hereby incorporated as though set forth at length.

     As used herein, the term Plan means the Incentive Plan for Senior Executive Officers of EMCOR Group, Inc.

     WITNESS the seal of the Company and the signatures of its duly authorized officers.

Dated as of March 24, 2008

(Seal)                             EMCOR GROUP, INC.

ATTEST:                            By:         /s/ Anthony J. Guzzi
                                      -----------------------------------------
                                                 Anthony J. Guzzi
                                       President and Chief Operating Officer
   /s/ Sheldon I. Cammaker
------------------------------
Sheldon I. Cammaker, Secretary

                                                              Exhibit 10(j)(j-2)

                                    NON-PLAN
                               PHANTOM STOCK UNITS
                                (Non-Assignable)
                                                       1,300 Phantom Stock Units

     THIS CERTIFIES that as of March 24, 2008 Anthony J. Guzzi (the "Grantee") has been granted 1,300 Phantom Stock Units entitling him to receive the cash equivalent of 1,300 shares (the "Shares") of the Common Stock (par value $0.01 per share) of EMCOR Group, Inc. (the "Company"), a Delaware corporation, upon and subject to the following terms and conditions.

     The cash equivalent of the Shares represented by the Phantom Stock Units evidenced hereby shall be paid to the Grantee as soon as practical following the determination of cash equivalent of the Shares on the sooner of (i) the Final Average Date, (ii) the date of the Grantee's termination of employment with the Company for any reason, unless the Grantee is a Specified Employee (as that term is defined in the Plan) in which case the payment shall be made six months after the Grantee's termination of employment other than by reason of his death or disability or (iii) the date that is immediately prior to a Change of Control (as that term is defined in the Plan). The cash equivalent of the Shares shall be calculated by multiplying the number of Phantom Units evidenced hereby by the average of the closing price on the New York Stock Exchange ("NYSE") of a Share for the ten trading days commencing with the first trading day immediately following the filing of the Company's Form 10-K for the calendar year 2009 with the Securities and Exchange Commission except that in the case of Grantee's termination of employment the cash equivalent of the Shares shall be the closing price on the NYSE of a Share and in the case of a Change of Control the cash equivalent of the Shares shall be the closing price on the NYSE of a Share on the day immediately prior to a Change of Control. (The last trading day included in the aforesaid average shall be the "Final Average Date".) Notwithstanding the foregoing, the Company shall have the power to withhold or require the Grantee to remit to the Company an amount sufficient to satisfy federal, state and local withholding tax required on the payment. The Phantom Stock Units represented hereby shall not be transferable by the Grantee except to the extent the Phantom Units could be transferred as if they were issued under the Plan.

     Except as otherwise specifically provided in this Certificate, the Phantom Stock Units and this Certificate are subject to all of the terms and conditions as if issued pursuant to the Plan, the terms and conditions of which are hereby incorporated as though set forth at length.

     As used herein, the term Plan means the Incentive Plan for Senior Executive Officers of EMCOR Group, Inc.

     WITNESS the seal of the Company and the signatures of its duly authorized officers.

Dated as of March 24, 2008

(Seal)                             EMCOR GROUP, INC.

ATTEST:                            By:         /s/ Frank T. MacInnis
                                      -----------------------------------------
                                                 Frank T. MacInnis
                                             Chairman of the Board and
                                              Chief Executive Officer
   /s/ Sheldon I. Cammaker
------------------------------
Sheldon I. Cammaker, Secretary

                                                                Exhibit 10(k)(k)

                                    NON-LTIP
                             STOCK UNIT CERTIFICATE

     This Stock Unit Certificate represents the grant to Frank T. MacInnis ("Grantee") of 10,800 Stock Units (the "Stock Units") pursuant to the terms of the EMCOR Group, Inc. 2007 Incentive Plan.

     Except as otherwise specifically provided in this Certificate, the Stock Units shall be subject to the same terms and conditions as if they were granted as Stock Units under the EMCOR Group Long Term Incentive Plan (the "LTIP") and the rights and obligations of the Grantee and EMCOR Group, Inc. as to the Stock Units evidenced hereby shall be the same as if they were Stock Units issued January 2, 2008 under the LTIP.

                                   EMCOR Group, Inc.


(Seal)                             EMCOR GROUP, INC.


ATTEST:                            By:         /s/ Anthony J. Guzzi
                                      -----------------------------------------
                                                 Anthony J. Guzzi
                                       President and Chief Operating Officer
   /s/ Sheldon I. Cammaker
------------------------------
Sheldon I. Cammaker, Secretary



Dated:  March 24, 2008