Form 10-Q
period 2008-06-30
EMCOR GROUP INC
filed 2008-07-29
CIK 105634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008

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

Large accelerated filer  |X| Accelerated filer  |_|   Non-accelerated filer  |_|

     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                      Applicable Only To Corporate Issuers

     Number of shares of Common Stock outstanding as of the close of business on July 25, 2008: 65,348,090 shares.

                                EMCOR GROUP, INC.
                                      INDEX


                                                                        Page No.


PART I - Financial Information

Item 1     Financial Statements

           Condensed Consolidated Balance Sheets -
           as of June 30, 2008 and December 31, 2007                           1

           Condensed Consolidated Statements of Operations -
           three months ended June 30, 2008 and 2007                           3

           Condensed Consolidated Statements of Operations -
           six months ended June 30, 2008 and 2007                             4

           Condensed Consolidated Statements of Cash Flows -
           six months ended June 30, 2008 and 2007                             5

           Condensed Consolidated Statements of Stockholders'
           Equity and Comprehensive Income -
           six months ended June 30, 2008 and 2007                             6

           Notes to Condensed Consolidated Financial Statements                7


Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          17

Item 3     Quantitative and Qualitative Disclosures about Market Risk         30

Item 4     Controls and Procedures                                            30

PART II - Other Information

Item 1     Legal Proceedings                                                  31

Item 4     Submission of Matters to a Vote of Security Holders                31

Item 6     Exhibits                                                           33

PART I. - FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
--------------------------------------------------------------------------------
                                                     June 30,       December 31,
                                                       2008             2007
                                                   (Unaudited)
--------------------------------------------------------------------------------
                      ASSETS
Current assets:
 Cash and cash equivalents                         $  275,511         $  251,637
 Accounts receivable, net                           1,496,411          1,435,268
 Costs and estimated earnings in excess
   of billings on uncompleted contracts               117,085            144,919
 Inventories                                           56,526             52,247
 Prepaid expenses and other                            56,872             56,935
                                                   ----------         ----------

   Total current assets                             2,002,405          1,941,006

Investments, notes and other long-term
   receivables                                         22,329             22,669

Property, plant and equipment, net                     88,807             83,963

Goodwill                                              569,327            563,918

Identifiable intangible assets, net                   271,315            252,146

Other assets                                           13,189             13,157
                                                   ----------         ----------

   Total assets                                    $2,967,372         $2,876,859
                                                   ==========         ==========



See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
-------------------------------------------------------------------------------
                                                       June 30,    December 31,
                                                         2008          2007
                                                     (Unaudited)
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Borrowings under working capital credit line         $       --     $       --
 Current maturities of long-term debt and capital
   lease obligations                                       3,838          3,791
 Accounts payable                                        509,190        537,314
 Billings in excess of costs and estimated
   earnings on uncompleted contracts                     644,679        572,431
 Accrued payroll and benefits                            203,364        215,554
 Other accrued expenses and liabilities                  200,418        190,349
                                                      ----------     ----------

   Total current liabilities                           1,561,489      1,519,439

Long-term debt and capital lease obligations             197,600        223,453

Other long-term obligations                              245,302        248,926
                                                      ----------     ----------

   Total liabilities                                   2,004,391      1,991,818
                                                      ----------     ----------

Stockholders' equity:
 Preferred stock, $0.01 par value, 1,000,000 shares
   authorized, zero issued and outstanding                    --             --
 Common stock, $0.01 par value, 200,000,000 shares
   authorized, 67,938,506 and 67,821,782 shares
   issued, respectively                                      679            678
 Capital surplus                                         392,882        387,288
 Accumulated other comprehensive loss                    (15,654)       (15,102)
 Retained earnings                                       599,589        526,307
 Treasury stock, at cost 2,597,184 and 2,625,497
   shares, respectively                                  (14,515)       (14,130)
                                                      ----------     ----------

   Total stockholders' equity                            962,981        885,041
                                                      ----------     ----------

Total liabilities and stockholders' equity            $2,967,372     $2,876,859
                                                      ==========     ==========

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)
-------------------------------------------------------------------------------
Three months ended June 30,                                2008         2007
-------------------------------------------------------------------------------

Revenues                                               $1,722,972    $1,371,954
Cost of sales                                           1,497,761     1,207,355
                                                       ----------    ----------
Gross profit                                              225,211       164,599
Selling, general and administrative expenses              151,824       123,148
Restructuring expenses                                         57            --
                                                       ----------    ----------
Operating income                                           73,330        41,451
Interest expense                                           (2,638)         (549)
Interest income                                             2,059         3,328
Minority interest                                            (277)         (711)
                                                       ----------    ----------
Income from continuing operations before income taxes      72,474        43,519
Income tax provision                                       28,520        18,168
                                                       ----------    ----------
Income from continuing operations                          43,954        25,351
Income from discontinued operation,
   net of income tax effect                                    --           799
                                                       ----------    ----------
Net income                                             $   43,954    $   26,150
                                                       ==========    ==========

Net income per common share - Basic
   From continuing operations                          $     0.67    $     0.40
   From discontinued operation                                 --          0.01
                                                       ----------    ----------
                                                       $     0.67    $     0.41
                                                       ==========    ==========

Net income per common share - Diluted
   From continuing operations                          $     0.65    $     0.38
   From discontinued operation                                 --          0.01
                                                       ----------    ----------
                                                       $     0.65    $     0.39
                                                       ==========    ==========


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)
------------------------------------------------------------------------------
Six months ended June 30,                                  2008        2007
------------------------------------------------------------------------------

Revenues                                               $3,384,375   $2,658,721
Cost of sales                                           2,969,239    2,365,109
                                                       ----------   ----------
Gross profit                                              415,136      293,612
Selling, general and administrative expenses              292,066      234,715
Restructuring expenses                                         71           93
                                                       ----------   ----------
Operating income                                          122,999       58,804
Interest expense                                           (6,625)      (1,087)
Interest income                                             5,192        6,577
Minority interest                                            (353)      (1,115)
                                                       ----------   ----------
Income from continuing operations before income taxes     121,213       63,179
Income tax provision                                       47,931       26,303
                                                       ----------   ----------
Income from continuing operations                          73,282       36,876
Income from discontinued operation,
   net of income tax effect                                    --        1,266
                                                       ----------   ----------
Net income                                             $   73,282   $   38,142
                                                       ==========   ==========

Net income per common share - Basic
   From continuing operations                          $     1.12   $     0.58
   From discontinued operation                                 --         0.02
                                                       ----------   ----------
                                                       $     1.12   $     0.60
                                                       ==========   ==========

Net income per common share - Diluted
   From continuing operations                          $     1.09   $     0.55
   From discontinued operation                                 --         0.02
                                                       ----------   ----------
                                                       $     1.09   $     0.57
                                                       ==========   ==========


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)
------------------------------------------------------------------------------------------------------
Six months ended June 30,                                                          2008          2007
------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income                                                                   $ 73,282      $ 38,142
   Depreciation and amortization                                                  12,332         9,324
   Amortization of identifiable intangible assets                                 12,193         2,321
   Minority interest                                                                 353         1,115
   Deferred income taxes                                                         (11,614)          543
   Excess tax benefits from share-based compensation                                (665)       (6,136)
   Equity income from unconsolidated entities                                       (481)       (1,951)
   Other non-cash items                                                            4,149         4,455
   Distributions from unconsolidated entities                                      2,553         3,946
   Changes in operating assets and liabilities                                    18,648        10,534
                                                                                --------      --------
Net cash provided by operating activities                                        110,750        62,293
                                                                                --------      --------

Cash flows from investing activities:
   Payments for acquisitions of businesses, identifiable intangible assets
     and related earn-out agreements                                             (44,123)       (4,001)
   Proceeds from sale of property, plant and equipment                               627         2,384
   Purchase of property, plant and equipment                                     (16,086)       (9,847)
   Investment in and advances to unconsolidated entities and joint ventures       (1,292)       (1,510)
   Net disbursements related to other investments                                   (238)         (116)
                                                                                --------      --------
Net cash used in investing activities                                            (61,112)      (13,090)
                                                                                --------      --------

Cash flows from financing activities:
   Proceeds from working capital credit line                                      58,500            --
   Repayments of working capital credit line                                     (58,500)           --
   Repayments of long-term debt                                                  (26,585)          (28)
   Repayments of capital lease obligations                                          (509)         (463)
   Proceeds from exercise of stock options                                           922         5,773
   Excess tax benefits from share-based compensation                                 665         6,136
                                                                                --------      --------
Net cash (used in) provided by financing activities                              (25,507)       11,418
                                                                                --------      --------
Effect of exchange rate changes on cash and cash equivalents                        (257)        1,979
                                                                                --------      --------
Increase in cash and cash equivalents                                             23,874        62,600
Cash and cash equivalents at beginning of year                                   251,637       273,735
                                                                                --------      --------
Cash and cash equivalents at end of period                                      $275,511      $336,335
                                                                                ========      ========

Supplemental cash flow information:
   Cash paid for:
     Interest                                                                   $  5,586      $    921
     Income taxes                                                               $ 51,948      $ 33,875
   Non-cash financing activities:
     Assets acquired under capital lease obligations                            $    393      $    286
     Contingent purchase price accrued                                          $  3,687      $     --

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(In thousands)(Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                Accumulated
                                                                                   other
                                                          Common    Capital    comprehensive     Retained   Treasury   Comprehensive
                                                  Total    stock    surplus   income (loss )(1)  earnings     stock        income
------------------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 2007                        $710,309   $673     $354,905    $(28,189)        $399,804   $(16,884)
 Net income                                       38,142     --           --          --           38,142         --       $38,142
 Foreign currency translation
  adjustments                                      4,518     --           --       4,518               --         --         4,518
 Amortization of unrecognized pension losses,
  net of tax benefit of $0.4 million                 964     --           --         964               --         --           964
                                                                                                                           -------
 Comprehensive income                                                                                                      $43,624
                                                                                                                           =======
 Effect of adopting FIN 48                          (305)    --           --          --             (305)        --
 Issuance of treasury stock
  for restricted stock units (2)                      --     --         (261)         --               --        261
 Treasury stock, at cost (3)                        (911)    --           --          --               --       (911)
 Common stock issued under
  stock option plans, net (4)                     13,422      3       12,027          --               --      1,392
 Share-based compensation expense                  4,430     --        4,430          --               --         --
                                                --------   ----     --------    --------         --------   --------
Balance, June 30, 2007                          $770,569   $676     $371,101    $(22,707)        $437,641   $(16,142)
                                                ========   ====     ========    ========         ========   ========

Balance, January 1, 2008                        $885,041   $678     $387,288    $(15,102)        $526,307   $(14,130)
 Net income                                       73,282     --           --          --           73,282         --       $73,282
 Foreign currency translation adjustments         (1,372)    --           --      (1,372)              --         --        (1,372)
 Amortization of unrecognized pension losses,
  net of tax benefit of $0.3 million                 820     --           --         820               --         --           820
                                                                                                                           -------
 Comprehensive income                                                                                                      $72,730
                                                                                                                           =======
 Issuance of treasury stock
  for restricted stock units (2)                      --     --         (108)         --               --        108
 Treasury stock, at cost (3)                        (493)    --           --          --               --       (493)
 Common stock issued under
  stock option plans, net (4)                      2,066      1        2,065          --               --         --
 Share-based compensation expense                  3,637     --        3,637          --               --         --
                                                --------   ----     --------    --------         --------   --------
Balance, June 30, 2008                          $962,981   $679     $392,882    $(15,654)        $599,589   $(14,515)
                                                ========   ====     ========    ========         ========   ========


(1) Represents cumulative foreign currency translation adjustments and pension liability adjustments.
(2) Represents common stock transferred at cost from treasury stock upon the issuance of shares in respect of restricted stock units.
(3) Represents value of shares of common stock returned to EMCOR to satisfy income tax withholding requirements upon the issuance of shares in respect of restricted stock units.
(4) Includes the tax benefit of stock option exercises of $0.8 million and $7.6 million for the six months ended June 30, 2008 and 2007, respectively.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly our financial position and the results of our operations. The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

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

NOTE B New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 157, "Fair Value Measurements" ("Statement 157"). Statement 157 provides guidance for using fair value to measure assets and liabilities. The statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances. Statement 157 was effective for our financial statements beginning with the first quarter of 2008. The adoption of Statement 157 did not affect our financial position or the results of operations. However, on February 12, 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP") that amends Statement 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). The FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008. We have not determined the effect, if any, the adoption of the FSP will have on our financial position and results of operations. However, we believe we would likely be required to provide additional disclosures in future financial statements beginning after the effective date of the new standard.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("Statement 159"). Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Statement 159 was effective for our financial statements beginning with the first quarter of 2008. We have elected not to account for any additional financial instruments or other items at fair value pursuant to Statement 159.

In December 2007, the FASB issued Statement No. 141 (revised 2007), "Business Combinations" ("Statement 141(R)"). Statement 141(R) changes the accounting for acquisitions, specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to recognition at the time of acquisition, disallowing the capitalization of transaction costs and changing when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years beginning on or after December 15, 2008 and will only impact the accounting for acquisitions that are made after adoption.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE B New Accounting Pronouncements - (continued)

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

NOTE C Acquisitions of Businesses

On January 3, 2008, February 29, 2008 and April 1, 2008, we acquired three companies, which were not material individually or in the aggregate, for an aggregate purchase price of $41.5 million. One of the companies primarily provides industrial services to refineries in the Southern California market and another company primarily performs mobile mechanical services in central Florida. Both of these companies' results have been included in our United States facilities services reporting segment. The third company is a fire protection company that has been included in our United States mechanical construction and facilities services reporting segment. Goodwill and intangible assets attributable to these companies, in the aggregate, were preliminarily valued at $10.0 million and $21.3 million, respectively, representing the excess purchase price over the fair value amounts assigned to their net tangible assets.

We believe these acquisitions further our goal of service and geographical diversification and expansion of our facilities services and fire protection businesses.

The purchase prices of these and other acquisitions are subject to finalization based on certain contingencies provided for in their respective purchase agreements. These acquisitions were accounted for by the purchase method, and the purchase prices have been allocated to the assets acquired and liabilities assumed, based upon the preliminary estimated fair values of the respective assets and liabilities of the acquired companies at their respective acquisition dates.

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

                                                                  For the              For the
                                                            three months ended    six months ended
                                                               June 30, 2007        June 30, 2007
                                                            ------------------   ------------------
Revenues                                                    $        1,487,307   $        2,890,568
Operating income                                            $           56,047   $           90,627
Income from continuing operations                           $           29,318   $           46,431
Net income                                                  $           30,117   $           47,697
Diluted earnings per share from continuing operations       $             0.44   $             0.70
Diluted earnings per share                                  $             0.45   $             0.72

The above unaudited pro forma results include additional interest expense associated with our $300.0 million term loan, the loss of interest income related to the use of cash for the acquisitions and the amortization expense associated with the preliminary value placed on the identifiable intangible assets related to companies acquired during 2007. The value we ascribed to contract backlog of FR X Ohmstede Acquisition Co. ("Ohmstede"), which we acquired in September 2007, is being expensed in a manner consistent with its expected revenue recognition.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE D Disposition of Assets

Results of operations for the three and six months ended June 30, 2007 presented in our Condensed Consolidated Statements of Operations reflect discontinued operations accounting.

On August 6, 2007, we sold our majority ownership in a joint venture with CB Richard Ellis, Inc. ("CBRE") to CBRE for $8.0 million. This sale followed our purchase, for approximately $0.5 million, of certain of the joint venture's assets. As of June 30, 2008, the entire sale price of $8.0 million had been received. The components of the results of discontinued operations for the joint venture are as follows (in thousands, except per share data):

                                                                  For the              For the
                                                            three months ended    six months ended
                                                               June 30, 2007        June 30, 2007
                                                            ------------------   ------------------
Revenues                                                    $           34,278   $           65,859
Income from discontinued operation                          $              799   $            1,266
Gain on sale of discontinued operation                      $               --   $               --
Net income from discontinued operation                      $              799   $            1,266
Diluted earnings per share from discontinued operation      $             0.01   $             0.02

NOTE E Earnings Per Share

Calculation of Basic and Diluted Earnings per Share

The following tables summarize our calculation of Basic and Diluted Earnings per Share ("EPS") for the three and six month periods ended June 30, 2008 and 2007 as adjusted for the July 9, 2007 2-for-1 stock split (in thousands, except share and per share data):

                                                                                               For the
                                                                                          three months ended
                                                                                               June 30,
                                                                                      ---------------------------
                                                                                          2008            2007
                                                                                      -----------     -----------
Numerator:
Income before discontinued operation                                                  $    43,954     $    25,351
Income from discontinued operation                                                             --             799
                                                                                      -----------     -----------
Net income available to common stockholders                                           $    43,954     $    26,150
                                                                                      ===========     ===========

Denominator:
Weighted average shares outstanding used to compute basic earnings per share           65,322,768      64,195,339
Effect of diluted securities - Share-based awards                                       1,978,349       2,459,335
                                                                                      -----------     -----------

Shares used to compute diluted earnings per share                                      67,301,117      66,654,674
                                                                                      ===========     ===========

Basic earnings per share:
   Continuing operations                                                              $      0.67     $      0.40
   Discontinued operation                                                                      --            0.01
                                                                                      -----------     -----------
   Total                                                                              $      0.67     $      0.41
                                                                                      ===========     ===========

Diluted earnings per share:
   Continuing operations                                                              $      0.65     $      0.38
   Discontinued operation                                                                      --            0.01
                                                                                      -----------     -----------
   Total                                                                              $      0.65     $      0.39
                                                                                      ===========     ===========

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE E Earnings Per Share - (continued)

                                                                                               For the
                                                                                           six months ended
                                                                                               June 30,
                                                                                      ---------------------------
                                                                                          2008            2007
                                                                                      -----------     -----------
Numerator:
Income before discontinued operation                                                  $    73,282     $    36,876
Income from discontinued operation                                                             --           1,266
                                                                                      -----------     -----------
Net income available to common stockholders                                           $    73,282     $    38,142
                                                                                      ===========     ===========

Denominator:
Weighted average shares outstanding used to compute basic earnings per share           65,294,160      64,013,213
Effect of diluted securities - Share-based awards                                       1,842,950       2,456,941
                                                                                      -----------     -----------
Shares used to compute diluted earnings per share                                      67,137,110      66,470,154
                                                                                      ===========     ===========

Basic earnings per share:
   Continuing operations                                                              $      1.12     $      0.58
   Discontinued operation                                                                      --            0.02
                                                                                      -----------     -----------
   Total                                                                              $      1.12     $      0.60
                                                                                      ===========     ===========

Diluted earnings per share:
   Continuing operations                                                              $      1.09     $      0.55
   Discontinued operation                                                                      --            0.02
                                                                                      -----------     -----------
   Total                                                                              $      1.09     $      0.57
                                                                                      ===========     ===========



There were 145,624 and 295,624 anti-dilutive stock options that were excluded from the calculation of diluted EPS for the three and six month periods ended June 30, 2008, respectively. There were 120,000 stock options that were excluded from the calculation of diluted EPS for the three and six month periods ended June 30, 2007.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE F Inventories

Inventories consist of the following amounts (in thousands):

                                                    June 30,      December 31,
                                                      2008            2007
                                                  ------------    ------------
Raw materials and construction materials          $     26,790    $     21,116
Work in process                                         31,236          32,515
Reserve for obsolescence                                (1,500)         (1,384)
                                                  ------------    ------------
                                                  $     56,526    $     52,247
                                                  ============    ============

NOTE G Long-Term Debt

Long-term debt in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

                                                    June 30,      December 31,
                                                      2008            2007
                                                  ------------    ------------
Term Loan                                         $    199,250    $    225,000
Capitalized lease obligations                            2,129           2,151
Other                                                       59              93
                                                  ------------    ------------
                                                       201,438         227,244
Less: current maturities                                 3,838           3,791
                                                  ------------    ------------
                                                  $    197,600    $    223,453
                                                  ============    ============


On September 19, 2007, we entered into an agreement providing for a $300.0 million term loan ("Term Loan"). The proceeds were used to pay a portion of the consideration for the acquisition of Ohmstede and costs and expenses incident thereto. The Term Loan contains covenants, representations and warranties and events of default. The Term Loan covenants require, among other things, maintenance of certain financial ratios and contain certain restrictions with respect to payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We are required to make principal payments on the Term Loan in installments on the last day of March, June, September and December of each year, commencing March 2008 in the amount of $0.75 million, together with interest on the then outstanding principal amount. A final payment comprised of all remaining principal and interest is due on October 17, 2010. The Term Loan is secured by substantially all of our assets and substantially all of the assets of substantially all of our U.S. subsidiaries. The Term Loan bears interest at (1) the prime commercial lending rate announced by Bank of Montreal from time to time (5.00% at June 30, 2008) plus 0.0% to 0.5% based on certain financial tests or (2) U.S. dollar LIBOR (2.46% at June 30, 2008) plus 1.0% to 2.25% based on certain financial tests. The interest rate in effect at June 30, 2008 was 3.46%. Since September 19, 2007, we have made prepayments of $99.25 million, and mandatory payments of $1.5 million, to reduce the balance of the Term Loan to $199.25 million at June 30, 2008.

We capitalized approximately $4.0 million of debt issuance costs associated with the Term Loan. This amount is being amortized over the life of the loan and is included as part of interest expense. On March 31, 2008, we made a prepayment of principal under the Term Loan of $24.25 million, which resulted in our recording as interest expense accelerated amortization expense related to capitalized debt issuance costs of $0.3 million for the six months ended June 30, 2008.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE H Income Taxes

For the three months ended June 30, 2008 and 2007, our income tax provisions were $28.5 million and $18.2 million, respectively, based on effective income tax rates of 39% and 42%, respectively. For the six months ended June 30, 2008 and 2007, our income tax provisions were $47.9 million and $26.3 million, respectively, based on effective income tax rates of 40% and 42%, respectively.

As of June 30, 2008 and December 31, 2007, the total liability for unrecognized income tax benefits was $9.7 million and $8.8 million, respectively (of which $5.5 million and $5.2 million at June 30, 2008 and December 31, 2007, respectively, would favorably affect our effective income tax rate, if recognized). The increase in the unrecognized income tax benefit was attributable to uncertain intercompany transfer pricing items.

We recognized interest expense related to liabilities for unrecognized income tax benefits in the income tax provision. As of June 30, 2008 and December 31, 2007, we had approximately $3.5 million and $3.2 million, respectively, of accrued interest related to unrecognized income tax benefits included as a liability on the Condensed Consolidated Balance Sheets, of which approximately $0.2 million and $0.3 million was recorded during each of the three and six months ended June 30, 2008.

It is possible that approximately $3.4 million of income tax liability for unrecognized income tax benefits at June 30, 2008, related primarily to uncertain intercompany transfer pricing items, will become a recognized income tax benefit in the next twelve months due to the expiration of applicable statutes of limitations.

The tax years 2004 to 2007 remain open to examination by United States taxing jurisdictions, and the tax years 2000 to 2007 remain open to examination by foreign taxing jurisdictions.

NOTE I Common Stock

On September 18, 2007, our stockholders approved an amendment to our Restated Certificate of Incorporation authorizing an increase in the number of shares of our common stock from 80.0 million shares to 200.0 million shares. On July 9, 2007, we effected a 2-for-1 stock split in the form of a stock distribution of one common share for each common share owned, payable to stockholders of record on June 20, 2007. As of June 30, 2008 and December 31, 2007, 65,341,322 and
65,196,285 shares of our common stock were outstanding, respectively.

For the three months ended June 30, 2008 and 2007, 65,628 and 635,944 shares of common stock, respectively, were issued upon the exercise of stock options and upon the satisfaction of required conditions under certain of our share-based compensation plans. For the six months ended June 30, 2008 and 2007, 165,612 and 779,256 shares of common stock, respectively, were issued upon the exercise of stock options, upon the satisfaction of required conditions under certain of our share-based compensation plans and upon the grants of shares of common stock.

On June 18, 2008, our stockholders approved the adoption by our Board of Directors of an Employee Stock Purchase Plan (the "Stock Purchase Plan"), which will become effective on October 1, 2008. Under the terms of the Stock Purchase Plan, the maximum number of shares of our common stock that may be purchased is 3,000,000 shares. Generally, our employees and non-union employees of our United States and Canadian subsidiaries will be eligible to participate in the Stock Purchase Plan. Employees covered by collective bargaining agreements generally will not be eligible to participate.

NOTE J Retirement Plans

Our United Kingdom subsidiary has a defined benefit pension plan covering all eligible employees (the "UK Plan"); however, no individual joining the company after October 31, 2001 may participate in the plan.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE J Retirement Plans - (continued)

Components of Net Periodic Pension Benefit Cost

The components of net periodic pension benefit cost of the UK Plan for three and six months ended June 30, 2008 and 2007 were as follows (in thousands):

                                                          For the three months ended June 30,    For the six months ended June 30,
                                                          -----------------------------------    ---------------------------------
                                                                2008                2007               2008              2007
                                                              -------             -------            -------           -------
Service cost                                                  $ 1,160             $ 1,644            $ 2,323           $ 3,262
Interest cost                                                   3,801               3,413              7,612             6,772
Expected return on plan assets                                 (3,807)             (3,427)            (7,624)           (6,800)
Amortization of prior service cost and actuarial loss              --                  --                 --                --
Amortization of unrecognized loss                                 546                 681              1,094             1,351
                                                              -------             -------            -------           -------
Net periodic pension benefit cost                             $ 1,700             $ 2,311            $ 3,405           $ 4,585
                                                              =======             =======            =======           =======

Employer Contributions

For the six months ended June 30, 2008, our United Kingdom subsidiary contributed $5.6 million to its defined benefit pension plan. It anticipates contributing an additional $5.3 million during the remainder of 2008.

NOTE K Segment Information

We have the following reportable segments which provide services associated with the design, integration, installation, start-up, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; water and wastewater treatment and central plan heating and cooling); (c) United States facilities services; (d) Canada construction and facilities services; (e) United Kingdom construction and facilities services; and (f) Other international construction and facilities services. The segment "United States facilities services" principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers' facilities
(industrial maintenance and services; commercial and government site-based operations and maintenance; military base operations support services; mobile maintenance and services; facilities management; installation and support for building systems; technical consulting and diagnostic services; small modification and retrofit projects; and program development, management and maintenance for energy systems), which services are not generally related to customers' construction programs, as well as industrial services operations, which primarily provide aftermarket maintenance and repair services, replacement parts and fabrication services for highly engineered shell and tube heat exchangers for the refinery and petrochemical industries. The Canada, United Kingdom and Other international segments perform electrical construction, mechanical construction and facilities services. Our "Other international construction and facilities services" segment, currently operating only in the Middle East, represents our operations outside of the United States, Canada and the United Kingdom. The following tables present information about our segments and geographic areas for the three and six months ended June 30, 2008 and 2007 (in thousands):

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE K Segment Information - (continued)

                                                                                For the three months ended June 30,
                                                                                -----------------------------------
                                                                                   2008                     2007
                                                                                ----------               ----------
Revenues from unrelated entities:
   United States electrical construction and facilities services                $  429,915               $  342,431
   United States mechanical construction and facilities services                   626,725                  561,583
   United States facilities services                                               403,218                  224,976
                                                                                ----------               ----------
   Total United States operations                                                1,459,858                1,128,990
   Canada construction and facilities services                                      96,496                   74,126
   United Kingdom construction and facilities services                             166,618                  168,838
   Other international construction and facilities services                             --                       --
                                                                                ----------               ----------
   Total worldwide operations                                                   $1,722,972               $1,371,954
                                                                                ==========               ==========

                                                                                For the three months ended June 30,
                                                                                -----------------------------------
                                                                                   2008                     2007
                                                                                ----------               ----------
Total revenues:
   United States electrical construction and facilities services                $  430,906               $  343,825
   United States mechanical construction and facilities services                   633,818                  562,556
   United States facilities services                                               405,535                  225,806
   Less intersegment revenues                                                      (10,401)                  (3,197)
                                                                                ----------               ----------
   Total United States operations                                                1,459,858                1,128,990
   Canada construction and facilities services                                      96,496                   74,126
   United Kingdom construction and facilities services                             166,618                  168,838
   Other international construction and facilities services                             --                       --
                                                                                ----------               ----------
   Total worldwide operations                                                   $1,722,972               $1,371,954
                                                                                ==========               ==========

                                                                                 For the six months ended June 30,
                                                                                -----------------------------------
                                                                                   2008                     2007
                                                                                ----------               ----------
Revenues from unrelated entities:
   United States electrical construction and facilities services                $  831,193               $  657,403
   United States mechanical construction and facilities services                 1,228,899                1,080,347
   United States facilities services                                               756,662                  441,284
                                                                                ----------               ----------
   Total United States operations                                                2,816,754                2,179,034
   Canada construction and facilities services                                     202,200                  133,451
   United Kingdom construction and facilities services                             365,421                  346,236
   Other international construction and facilities services                             --                       --
                                                                                ----------               ----------
   Total worldwide operations                                                   $3,384,375               $2,658,721
                                                                                ==========               ==========

                                                                                 For the six months ended June 30,
                                                                                -----------------------------------
                                                                                   2008                     2007
                                                                                ----------               ----------
Total revenues:
   United States electrical construction and facilities services                $  833,183               $  661,025
   United States mechanical construction and facilities services                 1,240,278                1,082,062
   United States facilities services                                               760,692                  443,178
   Less intersegment revenues                                                      (17,399)                  (7,231)
                                                                                ----------               ----------
   Total United States operations                                                2,816,754                2,179,034
   Canada construction and facilities services                                     202,200                  133,451
   United Kingdom construction and facilities services                             365,421                  346,236
   Other international construction and facilities services                             --                       --
                                                                                ----------               ----------
   Total worldwide operations                                                   $3,384,375               $2,658,721
                                                                                ==========               ==========

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE K Segment Information - (continued)

                                                                                For the three months ended June 30,
                                                                                -----------------------------------
                                                                                   2008                     2007
                                                                                ----------               ----------
Operating income (loss):
   United States electrical construction and facilities services                $   24,869               $   21,179
   United States mechanical construction and facilities services                    25,298                   28,475
   United States facilities services                                                35,080                    9,860
                                                                                ----------               ----------
   Total United States operations                                                   85,247                   59,514
   Canada construction and facilities services                                       3,155                      807
   United Kingdom construction and facilities services                               3,913                   (2,178)
   Other international construction and facilities services                             --                     (162)
   Corporate administration                                                        (18,928)                 (16,530)
   Restructuring expenses                                                              (57)                      --
                                                                                ----------               ----------
   Total worldwide operations                                                       73,330                   41,451

Other corporate items:
   Interest expense                                                                 (2,638)                    (549)
   Interest income                                                                   2,059                    3,328
   Minority interest                                                                  (277)                    (711)
                                                                                ----------               ----------
   Income from continuing operations before income taxes                        $   72,474               $   43,519
                                                                                ==========               ==========

                                                                                 For the six months ended June 30,
                                                                                -----------------------------------
                                                                                   2008                     2007
                                                                                ----------               ----------
Operating income (loss):
   United States electrical construction and facilities services                $   42,085               $   32,105
   United States mechanical construction and facilities services                    42,942                   41,827
   United States facilities services                                                60,621                   17,494
                                                                                ----------               ----------
   Total United States operations                                                  145,648                   91,426
   Canada construction and facilities services                                       5,615                     (392)
   United Kingdom construction and facilities services                               6,038                   (1,751)
   Other international construction and facilities services                           (596)                    (278)
   Corporate administration                                                        (33,635)                 (30,108)
   Restructuring expenses                                                              (71)                     (93)
                                                                                ----------               ----------
   Total worldwide operations                                                      122,999                   58,804

Other corporate items:
   Interest expense                                                                 (6,625)                  (1,087)
   Interest income                                                                   5,192                    6,577
   Minority interest                                                                  (353)                  (1,115)
                                                                                ----------               ----------
   Income from continuing operations before income taxes                        $  121,213               $   63,179
                                                                                ==========               ==========

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE K Segment Information - (continued)

                                                                                 June 30,                December 31,
                                                                                   2008                      2007
                                                                                ----------               -----------
Total assets:
   United States electrical construction and facilities services                $  426,422               $  400,403
   United States mechanical construction and facilities services                   830,539                  842,306
   United States facilities services                                             1,069,876                1,001,617
                                                                                ----------               ----------
   Total United States operations                                                2,326,837                2,244,326
   Canada construction and facilities services                                     143,182                  146,320
   United Kingdom construction and facilities services                             269,795                  268,336
   Other international construction and facilities services                             --                      246
   Corporate administration                                                        227,558                  217,631
                                                                                ----------               ----------
   Total worldwide operations                                                   $2,967,372               $2,876,859
                                                                                ==========               ==========

Included in the operating loss of $0.4 million for the Canada construction and facilities services segment for the six months ended June 30, 2007 was a gain on the sale of property of $1.4 million.

NOTE L Legal Proceedings

See Part II - Other Information, Item 1. Legal Proceedings.

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

The following table presents selected financial data for the three months ended June 30, 2008 and 2007 (in thousands, except percentages and per share data):

                                                      For the three months ended June 30,
                                                      -----------------------------------
                                                         2008                     2007
                                                      ----------               ----------
Revenues                                              $1,722,972               $1,371,954
  Revenues increase from prior year                         25.6%                    15.1%
Operating income                                      $   73,330               $   41,451
  Operating income as a percentage of revenues               4.3%                     3.0%
Net income                                            $   43,954               $   26,150
Diluted earnings per share from continuing operations $     0.65               $     0.38
Cash flows provided by operating activities           $  110,750               $   62,293

The results of our operations for the second quarter of 2008 set new Company records for a second quarter in terms of revenues, operating income, operating margin (operating income as a percentage of revenues), net income and diluted earnings per share. These increases were generally attributable to (a) companies acquired during the last 12 months, (b) increased revenues from, and improved performance of, United States construction projects in the hospitality and industrial markets, (c) improved results of our Canada and United Kingdom construction and facilities services segments, (d) continued profit contributions attributable to other construction projects and (e) increased revenues from, and improved performance by, our United States facilities services operations (excluding companies acquired during the last 12 months). The results of our Canada and United Kingdom construction and facilities services segments improved for the 2008 second quarter compared to the year ago quarter due to (a) several automotive, healthcare and power generation projects in Canada and (b) the completion of rail projects in the United Kingdom in 2007 in connection with which we had incurred losses in 2007. During the second quarter of 2008, companies we acquired during the last 12 months contributed $186.2 million to revenues and $24.9 million to operating income (including $4.7 million of amortization expense attributable to identifiable intangible assets recorded to cost of sales and selling, general and administrative expenses). Companies acquired during the last 12 months, which primarily perform industrial facilities services and mobile mechanical services and are reported within the United States facilities services segment, contributed $156.5 million and $22.6 million to the increases in revenues and operating income, respectively. The balance of the increases in revenues and operating income attributable to companies acquired during the last 12 months are reported within the United States mechanical construction and facilities services segment.

In connection with a project (the "Project") for the construction in Virginia of a wastewater treatment facility for the Upper Occoquan Sewage Authority ("UOSA"), in which our subsidiary Poole and Kent Corporation participated as a co-venturer with an unrelated party (the "Joint Venture"), the Joint Venture in 2000 commenced a civil action (the "UOSA Action") in the Fairfax, Virginia Circuit Court against UOSA alleging material breaches of the construction contract for the Project.

During the second quarter of 2008, certain related claims asserted by the Joint Venture against UOSA, and a claim by UOSA against the Joint Venture for certain legal fees, were the subject of a trial. Following a jury verdict in that trial, we recorded a $7.9 million expense due to (a) the unsuccessful collection of project costs incurred by Poole and Kent Corporation in connection with work performed on behalf of the Joint Venture in connection with the Project and (b) an award to UOSA for certain of its legal fees. Substantially all of the $7.9 million expense represents a non-cash charge. Further information regarding the UOSA Action is included in Part II - Other Information, Item 1. Legal Proceedings.

We completed three acquisitions during the first six months of 2008 for an aggregate purchase price of $41.5 million. One of the companies primarily provides industrial services to refineries in the Southern California market and another company primarily performs mobile mechanical services in central Florida. Both of these companies' results have been included in our United States facilities services reporting segment. The third company is a fire protection company that has been included in our United States mechanical construction and facilities services reporting segment. These acquisitions expand our service and geographical offering capabilities. The acquisitions are not material, individually or in the aggregate, to our results of operations for the periods presented.

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

Results of Operations

Our reportable segments reflect discontinued operations accounting for the three and six months ended June 30, 2007.

Revenues

The following table presents our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

                                                                                For the three months ended June 30,
                                                                         -----------------------------------------------
                                                                                         % of                      % of
                                                                            2008         Total         2007        Total
                                                                         ----------      -----      ----------     -----
Revenues:
   United States electrical construction and facilities services         $  429,915       25%       $  342,431      25%
   United States mechanical construction and facilities services            626,725       36%          561,583      41%
   United States facilities services                                        403,218       23%          224,976      16%
                                                                         ----------                 ----------
   Total United States operations                                         1,459,858       85%        1,128,990      82%
   Canada construction and facilities services                               96,496        6%           74,126       5%
   United Kingdom construction and facilities services                      166,618       10%          168,838      12%
   Other international construction and facilities services                      --       --                --      --
                                                                         ----------                 ----------
   Total worldwide operations                                            $1,722,972      100%       $1,371,954     100%
                                                                         ==========                 ==========

                                                                                For the six months ended June 30,
                                                                         -----------------------------------------------
                                                                                         % of                      % of
                                                                            2008         Total         2007        Total
                                                                         ----------      -----      ----------     -----
Revenues:
   United States electrical construction and facilities services         $  831,193       25%       $  657,403      25%
   United States mechanical construction and facilities services          1,228,899       36%        1,080,347      41%
   United States facilities services                                        756,662       22%          441,284      17%
                                                                         ----------                 ----------
   Total United States operations                                         2,816,754       83%        2,179,034      82%
   Canada construction and facilities services                              202,200        6%          133,451       5%
   United Kingdom construction and facilities services                      365,421       11%          346,236      13%
   Other international construction and facilities services                      --       --                --      --
                                                                         ----------                 ----------
   Total worldwide operations                                            $3,384,375      100%       $2,658,721     100%
                                                                         ==========                 ==========


As described below in more detail, our revenues for the three months ended June 30, 2008 increased to $1.7 billion compared to $1.4 billion of revenues for the three months ended June 30, 2007, and our revenues for the six months ended June 30, 2008 increased to $3.4 billion compared to $2.7 billion for the six months ended June 30, 2007. The increase in 2008 revenues compared to 2007 revenues was generally attributable to companies acquired during the last 12 months, increased construction work in the United States for the hospitality and industrial markets, and increased work by our United States facilities services operations, primarily by those companies performing mobile mechanical services. The revenues of our Canada and United Kingdom construction and facilities services segments also increased for the six months ended June 30, 2008 compared to the same period in 2007.

Our backlog at June 30, 2008 was $4.67 billion compared to $4.26 billion of backlog at June 30, 2007. Our backlog was $4.49 billion at December 31, 2007. The increases in backlog were primarily due to increased awards of industrial, transportation and water/wastewater construction projects, partially offset by a decrease in the backlog of hospitality contracts awarded to us in 2007 as we perform work on these hospitality contracts. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of facilities services contracts. However, if the remaining term of a facilities services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only 12 months of revenues.

Revenues of our United States electrical construction and facilities services segment for the three months ended June 30, 2008 increased $87.5 million compared to the three months ended June 30, 2007. Revenues of this segment for the six months ended June 30, 2008 increased $173.8 million compared to the six months ended June 30, 2007. The revenues increases were primarily attributable to an increase in awards to us of industrial and hospitality construction contracts.

Revenues of our United States mechanical construction and facilities services segment for the three months ended June 30, 2008 increased $65.1 million compared to the three months ended June 30, 2007. Revenues of this segment for the six months ended June 30, 2008 increased $148.6 million compared to the six months ended June 30, 2007. The revenues increases were primarily attributable to an increase in awards to us of hospitality and industrial construction contracts. Companies acquired during the last 12 months contributed $29.7 million and $63.2 million, respectively, to the increase in revenues for the three and six months ended June 30, 2008.

Our United States facilities services revenues increased $178.2 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Revenues of this segment increased $315.4 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The increases in revenues during the three and six months ended June 30, 2008 were primarily attributable to revenues of $156.5 million and $283.5 million, respectively, from companies acquired during the last 12 months (most of which were from companies that perform industrial facilities services) and the balance was primarily from our mobile mechanical services operations.

Revenues of our Canada construction and facilities services segment increased by $22.4 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Revenues of this segment increased $68.7 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. $7.7 million and $22.5 million of the increases in revenues for the three and six months ended June 30, 2008, respectively, were a result of the strengthening of the Canadian dollar against the United States dollar, and the balance of the increases were attributable to automotive, healthcare and power generation contracts.

United Kingdom construction and facilities services revenues decreased $2.2 million for the three months ended June 30, 2008, compared to the three months ended June 30, 2007. Approximately one-half of this decrease was a result of the weakening of the British pound against the United States dollar. Revenues of this segment increased $19.2 million for the six months ended June 30, 2008, compared to the six months ended June 30, 2007. Most of this increase was due to an increase in the number of healthcare and institutional contracts awarded to us, and $1.1 million of the increase related to the strengthening of the British pound against the United States dollar.

Other international construction and facilities services activities consist of operations in the Middle East. All of the current projects in this market are being performed through a joint venture. The results of the joint venture were accounted for under the equity method.

Cost of sales and Gross profit

The following table presents our cost of sales, gross profit, and gross profit as a percentage of revenues (in thousands, except for percentages):

                                                For the three months ended June 30,    For the six months ended June 30,
                                                -----------------------------------    ---------------------------------
                                                       2008             2007                  2008           2007
                                                    ----------       ----------            ----------     ----------
Cost of sales                                       $1,497,761       $1,207,355            $2,969,239     $2,365,109
Gross profit                                        $  225,211       $  164,599            $  415,136     $  293,612
Gross profit, as a percentage of revenues                 13.1%            12.0%                 12.3%          11.0%


Our gross profit (revenues less cost of sales) increased $60.6 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Gross profit increased $121.5 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Gross profit as a percentage of revenues was 13.1% and 12.0% for the three months ended June 30, 2008 and 2007, respectively. Gross profit as a percentage of revenues was 12.3% and 11.0% for the six months ended June 30, 2008 and 2007, respectively. The increase in gross profit for the 2008 periods compared to the 2007 periods was primarily attributable to companies acquired during the last 12 months and other increases in revenues from other United States operations, as well as from our international businesses. Companies acquired during the last 12 months contributed $44.5 million and $83.0 million to gross profit for the three and six months ended June 30, 2008, respectively. Gross profit, as a percentage of revenues (gross margin), also improved primarily as a result of (a) companies acquired during the last 12 months that are reported within the United States facilities services segment and provide services to the industrial market, (b) companies acquired during the last 12 months that are reported within the United States mechanical construction and facilities services segment and (c) improved operating performance by our international businesses. The improvements in gross profit and gross margin were negatively impacted by the $7.9 million expense in connection with the UOSA Action.

Selling, general and administrative expenses

The following table presents our selling, general and administrative expenses, and selling, general and administrative expenses as a percentage of revenues (in thousands, except for percentages):

                                                For the three months ended June 30,    For the six months ended June 30,
                                                -----------------------------------    ---------------------------------
                                                       2008             2007                  2008           2007
                                                    ----------       ----------            ----------     ----------
Selling, general and administrative expenses        $  151,824       $  123,148            $  292,066     $  234,715
Selling, general and administrative expenses,
  as a percentage of revenues                              8.8%             9.0%                  8.6%           8.8%


Our selling, general and administrative expenses for the three months ended June 30, 2008 increased $28.7 million to $151.8 million compared to $123.1 million for the three months ended June 30, 2007, primarily attributable to companies acquired during the last 12 months. Selling, general and administrative expenses as a percentage of revenues were 8.8% for the three months ended June 30, 2008, compared to 9.0% for the three months ended June 30, 2007. Selling, general and administrative expenses as a percentage of revenues were 8.6% for the six months ended June 30, 2008 compared to 8.8% for the six months ended June 30, 2007. For the first six months of 2008, compared to the first six months of 2007, selling, general and administrative expenses increased by $57.4 million, primarily attributable to companies acquired during the last 12 months. The increase for the six month period was partially offset by a $1.6 million reduction in expenses for the first six months of 2008, compared to the first six months of 2007, relating to a decrease in deferred compensation expense primarily due to a decrease in our liability corresponding with a reduction in the market price of our common stock during the 2008 period. The increase in selling, general and administrative expenses for the three and six months ended June 30, 2008, compared to the same periods in 2007, was also due in part to an increase in incentive-based compensation expense as a result of improved profits.

Restructuring expenses

Restructuring expenses, primarily related to employee severance obligations, were $0.06 million and $0.07 million for the three and six months ended June 30, 2008, respectively. Restructuring expenses were zero and $0.09 million for the three and six months ended June 30, 2007. As of June 30, 2008, we had no unpaid severance obligations.

Operating income

The following table presents our operating  income (loss),  and operating income
(loss) as a percentage of segment revenues from unrelated entities (in thousands, except for percentages):

                                                                              For the three months ended June 30,
                                                                         ----------------------------------------------
                                                                                       % of                      % of
                                                                                      Segment                   Segment
                                                                           2008      Revenues       2007       Revenues
                                                                         --------    --------     --------     --------
Operating income (loss):
   United States electrical construction and facilities services         $ 24,869      5.8%       $ 21,179       6.2%
   United States mechanical construction and facilities services           25,298      4.0%         28,475       5.1%
   United States facilities services                                       35,080      8.7%          9,860       4.4%
                                                                         --------                 --------
   Total United States operations                                          85,247      5.8%         59,514       5.3%
   Canada construction and facilities services                              3,155      3.3%            807       1.1%
   United Kingdom construction and facilities services                      3,913      2.3%         (2,178)       --
   Other international construction and facilities services                    --       --            (162)       --
   Corporate administration                                               (18,928)      --         (16,530)       --
   Restructuring expenses                                                     (57)      --              --        --
                                                                         --------                 --------
   Total worldwide operations                                              73,330      4.3%         41,451       3.0%

Other corporate items:
   Interest expense                                                        (2,638)                    (549)
   Interest income                                                          2,059                    3,328
   Minority interest                                                         (277)                    (711)
                                                                         --------                 --------
Income from continuing operations before income taxes                    $ 72,474                 $ 43,519
                                                                         ========                 ========


                                                                                For the six months ended June 30,
                                                                         ----------------------------------------------
                                                                                       % of                      % of
                                                                                      Segment                   Segment
                                                                           2008      Revenues       2007       Revenues
                                                                         --------    --------     --------     --------
Operating income (loss):
   United States electrical construction and facilities services         $ 42,085      5.1%       $ 32,105       4.9%
   United States mechanical construction and facilities services           42,942      3.5%         41,827       3.9%
   United States facilities services                                       60,621      8.0%         17,494       4.0%
                                                                         --------                 --------
   Total United States operations                                         145,648      5.2%         91,426       4.2%
   Canada construction and facilities services                              5,615      2.8%           (392)       --
   United Kingdom construction and facilities services                      6,038      1.7%         (1,751)       --
   Other international construction and facilities services                  (596)      --            (278)       --
   Corporate administration                                               (33,635)      --         (30,108)       --
   Restructuring expenses                                                     (71)      --             (93)       --
                                                                         --------                 --------
   Total worldwide operations                                             122,999      3.6%         58,804       2.2%

Other corporate items:
   Interest expense                                                        (6,625)                  (1,087)
   Interest income                                                          5,192                    6,577
   Minority interest                                                         (353)                  (1,115)
                                                                         --------                 --------
Income from continuing operations before income taxes                    $121,213                 $ 63,179
                                                                         ========                 ========

As described below in more detail, operating income increased by $31.9 million for the three months ended June 30, 2008 to $73.3 million compared to operating income of $41.5 million for the three months ended June 30, 2007. Operating income increased by $64.2 million for the six months ended June 30, 2008 to $123.0 million compared to $58.8 million for the six months ended June 30, 2007. Operating income as a percentage of revenues ("operating margin") increased to 4.3% for the three months ended June 30, 2008 compared to 3.0% for the three months ended June 30, 2007, and increased to 3.6% for the six months ended June 30, 2008 compared to 2.2% for the six months ended June 30, 2007. The improvement in operating margin was in large part due to an increase in operating income attributable to the industrial services and mobile mechanical services companies acquired during the last 12 months that are reported within our United States facilities services segment, as well as improved operating performance by our international businesses.

United States electrical construction and facilities services operating income of $24.9 million for the three months ended June 30, 2008 increased $3.7 million compared to operating income of $21.2 million for the three months ended June 30, 2007. Operating income of $42.1 million for the six months ended June 30, 2008 increased $10.0 million compared to operating income of $32.1 million for the six months ended June 30, 2007. The increases in operating income during the three and six months ended June 30, 2008 compared to the same periods in 2007 were primarily the result of increased revenues from industrial and hospitality projects. Selling, general and administrative expenses were higher for the three and six months ended June 30, 2008 compared to the same periods in 2007 principally due to increased incentive-based compensation recorded due to improved earnings.

United States mechanical construction and facilities services operating income for the three months ended June 30, 2008 was $25.3 million, a $3.2 million decrease compared to operating income of $28.5 million for the three months ended June 30, 2007. Operating income for the six months ended June 30, 2008 was $42.9 million, a $1.1 million improvement compared to operating income of $41.8 million for the six months ended June 30, 2007. Operating income generally increased during the three and six months ended June 30, 2008 compared to the prior year periods primarily due to (a) increased hospitality and industrial construction projects and (b) the addition of companies acquired during the last 12 months, which contributed $2.3 million and $4.5 million, respectively, to operating income, partially offset by a $7.9 million expense in connection with the UOSA Action. Selling, general and administrative expenses were higher primarily due to (a) employee incentive compensation recorded due to improved earnings and (b) companies acquired during the last 12 months.

United States facilities services operating income for the three months ended June 30, 2008 was $35.1 million compared to operating income of $9.9 million for the three months ended June 30, 2007. Operating income for the six months ended June 30, 2008 was $60.6 million compared to operating income of $17.5 million for the six months ended June 30, 2007. The increases in operating income during the three and six months ended June 30, 2008 compared to the prior year periods were primarily due to (a) companies acquired during the last 12 months, which contributed $22.6 million and $40.9 million, respectively, of the increases in operating income, and were primarily attributable to companies that perform industrial facilities services and (b) increased income from services performed by our mobile mechanical and commercial site-based services operations. As a result of acquisitions, amortization expense increased by $4.1 million during the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Amortization expense increased by $8.4 million during the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Selling, general and administrative expenses increased by $15.7 million and $31.4 million for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007, respectively, primarily due to companies acquired during the last 12 months.

Our Canada construction and facilities services operating income was $3.2 million for the three months ended June 30, 2008, compared to operating income of $0.8 million for the three months ended June 30, 2007. This segment's operating income was $5.6 million for the six months ended June 30, 2008 compared to an operating loss of $0.4 million for the six months ended June 30, 2007. Included in the operating loss for the six months ended June 30, 2007 was a $1.4 million gain on sale of property. The operating income improvement for the three and six months ended June 30, 2008 compared to the same periods in 2007 was related to increased revenues mostly attributable to automotive, healthcare and power generation projects that resulted in higher gross margins.

Our United Kingdom construction and facilities services operating income for the three months ended June 30, 2008 was $3.9 million compared to an operating loss of $2.2 million for the three months ended June 30, 2007. This segment's operating income was $6.0 million for the six months ended June 30, 2008 compared to an operating loss of $1.8 million for the six months ended June 30, 2007. The improvement in operating income was primarily attributable to the completion in 2007 of certain projects of the rail division in connection with which we incurred losses during the three and six months ended June 30, 2007.

Other international construction and facilities services operating income was breakeven for the three months ended June 30, 2008 compared to an operating loss of $0.2 million for the three months ended June 30, 2007. This segment's operating loss was $0.6 million for the six months ended June 30, 2008 compared to an operating loss of $0.3 million for the six months ended June 30, 2007.

Corporate administration expense for the three months ended June 30, 2008 was $18.9 million compared to $16.5 million for the three months ended June 30, 2007. Corporate administrative expense for the six months ended June 30, 2008 was $33.6 million compared to $30.1 million for the six months ended June 30, 2007. This increase in expenses was primarily due to increased compensation expense, as well as corporate initiatives supporting recruiting and marketing programs.

Interest expense for the three months ended June 30, 2008 and 2007 was $2.6 million and $0.5 million, respectively. Interest expense for the six months ended June 30, 2008 and 2007 was $6.6 million and $1.1 million, respectively. The increase in interest expense was primarily due to interest and debt issuance cost amortization relating to our Term Loan incurred in September 2007 to finance the Ohmstede acquisition. On March 31, 2008, we made a prepayment of indebtedness under the Term Loan of $24.25 million, which resulted in our recording as interest expense accelerated amortization expense related to capitalized debt issuance costs of $0.3 million for the six months ended June 30, 2008. Interest income for the three months ended June 30, 2008 was $2.1 million compared to $3.3 million for the three months ended June 30, 2007. Interest income for the six months ended June 30, 2008 was $5.2 million compared to $6.6 million for the six months ended June 30, 2007. The decrease was primarily related to less cash available in 2008 to invest.

For the three months ended June 30, 2008 and 2007, our income tax provision was $28.5 million and $18.2 million, respectively, based on effective income tax rates of 39% and 42%, respectively. For the six months ended June 30, 2008 and 2007, our income tax provision was $47.9 million and $26.3 million, respectively, based on effective income tax rates of 40% and 42%, respectively.

Liquidity and Capital Resources

The following table presents our net cash provided by (used in) operating activities, investing activities and financing activities (in thousands):

                                                                          For the six months ended June 30,
                                                                          ---------------------------------
                                                                              2008               2007
                                                                            --------           --------
Net cash provided by operating activities                                   $110,750           $ 62,293
Net cash used in investing activities                                       $(61,112)          $(13,090)
Net cash (used in) provided by financing activities                         $(25,507)          $ 11,418
Effect of exchange rate changes on cash and cash equivalents                $   (257)          $  1,979

Our consolidated cash balance increased by approximately $23.9 million from $251.6 million at December 31, 2007 to $275.5 million at June 30, 2008. The $110.8 million in net cash provided by operating activities for the six months ended June 30, 2008, which increased $48.5 million when compared to $62.3 million in net cash provided by operating activities for the six months ended June 30, 2007, was primarily due to an increase in net income. Net cash used in investing activities of $61.1 million for the six months ended June 30, 2008 increased $48.0 million compared to $13.1 million used in the six months ended June 30, 2007 and was primarily due to a $40.1 million increase in payments for acquisitions of businesses, identifiable intangible assets and payments pursuant to related earn-out agreements, a $6.2 million increase in amounts paid for the purchase of property, plant and equipment and a $1.8 million decrease in proceeds from the sale of property, plant and equipment, partially offset by a $0.2 million decrease in investment in and advances to unconsolidated entities and joint ventures. Net cash used in financing activities of $25.5 million for the six months ended June 30, 2008 increased $36.9 million compared to net cash provided by financing activities of $11.4 million for the six months ended June 30, 2007 and was primarily attributable to $26.6 million in repayments of long-term debt, a $4.9 million decrease in proceeds from exercise of stock options and a $5.5 million decrease in excess tax benefits from share-based compensation.

The following is a summary of material contractual obligations and other commercial commitments (in millions):

                                                                             Payments Due by Period
                                                                   -----------------------------------------
                                                                      Less
           Contractual                                                than        1-3        4-5      After
           Obligations                                     Total     1 year      years      years    5 years
-----------------------------------------------------    --------    ------     ------     ------    -------
Term Loan                                                $  199.3    $  3.0     $196.3     $   --     $   --
Other long-term debt                                          0.1       0.1         --         --         --
Capital lease obligations                                     2.1       0.8        1.0        0.2        0.1
Operating leases                                            223.4      53.2       84.3       44.9       41.0
Open purchase obligations (1)                               966.3     799.3      158.0        9.0         --
Other long-term obligations (2)                             248.3      27.6      198.9       21.8         --
Liabilities related to uncertain income tax positions        13.2       3.4        9.8         --         --
                                                         --------    ------     ------     ------     ------
Total Contractual Obligations                            $1,652.7    $887.4     $648.3     $ 75.9     $ 41.1
                                                         ========    ======     ======     ======     ======

                                                                   Amount of Commitment Expiration by Period
                                                                   -----------------------------------------
                                                                      Less
         Other Commercial                                   Total     than        1-3        4-5      After
            Commitments                                  Committed   1 year      years      years    5 years
-----------------------------------------------------    ---------   ------     ------     ------    -------
Revolving Credit Facility (3)                            $     --    $   --     $   --     $   --    $    --
Letters of credit                                            61.0        --       61.0         --         --
Guarantees                                                   25.0        --         --         --       25.0
                                                         --------    ------     ------     ------    -------
Total Commercial Obligations                             $   86.0    $   --     $ 61.0     $   --    $  25.0
                                                         ========    ======     ======     ======    =======

(1) Represents open purchase orders for material and subcontracting costs related to construction and service contracts. These purchase orders are not reflected in EMCOR's condensed consolidated balance sheets and should not impact future cash flows, as amounts will be recovered through customer billings.
(2) Represents primarily insurance related liabilities, a pension plan liability and liabilities for unrecognized income tax benefits, classified as other long-term liabilities in the condensed consolidated balance sheets. Cash payments for insurance related liabilities may be payable beyond three years, but it is not practical to estimate these payments. We provide funding to our pension plans based on at least the minimum funding required by applicable regulations. In determining the minimum required funding, we utilize current actuarial assumptions and exchange rates to forecast estimates of amounts that may be payable for up to five years in the future. In our judgment, minimum funding estimates beyond a five year time horizon cannot be reliably estimated, and, therefore, have not been included in the table.
(3) We classify these borrowings as short-term on our condensed consolidated balance sheets because of our intent and ability to repay the amounts on a short-term basis. As of June 30, 2008, there were no borrowings outstanding under the Revolving Credit Facility.

Our revolving credit agreement (the "Revolving Credit Facility") provides for a credit facility of $375.0 million. As of June 30, 2008 and December 31, 2007, we had approximately $61.0 million and $53.8 million of letters of credit outstanding, respectively, under the Revolving Credit Facility. There were no borrowings under the Revolving Credit Facility as of June 30, 2008 and December 31, 2007.

On September 19, 2007, we entered into an agreement providing for a $300.0 million Term Loan. The proceeds were used to pay a portion of the consideration for the acquisition of Ohmstede and costs and expenses incident thereto. The Term Loan contains covenants, representations and warranties and events of default. The Term Loan covenants require, among other things, maintenance of certain financial ratios and contain certain restrictions with respect to payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We are required to make principal payments on the Term Loan in installments on the last day of March, June, September and December of each year, commencing March 2008 in the amount of $0.75 million, together with interest on the then outstanding principal amount. A final payment comprised of all remaining principal and interest is due on October 17, 2010. The Term Loan is secured by substantially all of our assets and substantially all of the assets of substantially all of our U.S. subsidiaries. The Term Loan bears interest at (1) the prime commercial lending rate announced by Bank of Montreal from time to time (5.00% at June 30, 2008) plus 0.0% to 0.5% based on certain financial tests or (2) U.S. dollar LIBOR (2.46% at June 30, 2008) plus 1.0% to 2.25% based on certain financial tests. The interest rate in effect at June 30, 2008 was 3.46%. Since September 19, 2007, we have made prepayments of $99.25 million, and mandatory payments of $1.5 million, to reduce the balance of the Term Loan to $199.25 million at June 30, 2008.

One of our subsidiaries has guaranteed $25.0 million of borrowings by a joint venture in which we have a 40% interest; the other venture partner, Baltimore Gas and Electric, has a 60% interest. The venture designs, constructs, owns, operates, leases and maintains facilities to produce chilled water for sale to customers for use in air conditioning commercial properties. These guarantees are not expected to have a material effect on our financial position or results of operations. We and Baltimore Gas and Electric are jointly and severally liable, in the event of default, for the venture's $25.0 million in borrowings.

The terms of our construction contracts frequently require that we obtain from surety companies ("Surety Companies") and provide to our customers payment and performance bonds ("Surety Bonds") as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of June 30, 2008, based on our percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, had there been defaults on all our existing contractual obligations, would have been approximately $1.5 billion. The Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.

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

Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain our Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient or to enable us to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. We may also increase liquidity through an equity offering or issuance of other debt instruments. Short-term changes in macroeconomic trends may have an effect, positively or negatively, on liquidity. In addition to managing borrowings, our focus on the facilities services market is intended to provide an additional buffer against economic downturns inasmuch as much of our facilities services business is characterized by annual and multi-year contracts that provide a more predictable stream of cash flow than the construction business. Short-term liquidity is also impacted by the type and length of construction contracts in place. During economic downturns, such as the downturn that we experienced from 2001 through 2004 in the commercial construction industry, there were typically fewer small discretionary projects from the private sector, and companies like us aggressively bid more large long-term infrastructure and public sector contracts. Performance of long duration contracts typically requires working capital until initial billing milestones are achieved. While we strive to maintain a net over-billed position with our customers, there can be no assurance that a net over-billed position can be maintained; however, we have been successful during the 2007 and 2008 periods of strong demand for non-residential construction services to substantially increase our net over-billed position. Our net over-billings, defined as the balance sheet accounts "billings in excess of costs and estimated earnings on uncompleted contracts" less "cost and estimated earnings in excess of billings on uncompleted contracts", were $527.6 million and $427.5 million as of June 30, 2008 and December 31, 2007, respectively.

Long-term  liquidity  requirements  can  be  expected  to be  met  through  cash generated from operating activities, our Revolving Credit Facility and, if required, the sale of various secured or unsecured debt and/or equity interests in the public and private markets. Based upon our current credit ratings and financial position, we can reasonably expect to be able (a) to incur long-term debt to fund acquisitions and/or (b) to issue equity. Over the long term, our primary revenue risk factor continues to be the level of demand for non-residential construction services, which is in turn influenced by macroeconomic trends including interest rates and governmental economic policy. Also, critical to meeting long-term liquidity requirements is our ability to perform work at profitable levels.

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

Certain Insurance Matters

As of June 30, 2008 and December 31, 2007, we utilized approximately $54.5 million and $48.2 million, respectively, of letters of credit obtained under our Revolving Credit Facility as collateral for our insurance obligations.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 157, "Fair Value Measurements" ("Statement 157"). Statement 157 provides guidance for using fair value to measure assets and liabilities. The statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances. Statement 157 was effective for our financial statements beginning with the first quarter of 2008. The adoption of Statement 157 did not affect our financial position or the results of operations. However, on February 12, 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP") that amends Statement 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). The FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008. We have not determined the effect, if any, the adoption of the FSP will have on our financial position and results of operations. However, we believe we would likely be required to provide additional disclosures in future financial statements beginning after the effective date of the new standard.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("Statement 159"). Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Statement 159 was effective for our financial statements beginning with the first quarter of 2008. We have elected not to account for any additional financial instruments or other items at fair value pursuant to Statement 159.

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

Application of Critical Accounting Policies

The condensed consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are described in Note B - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of the annual report on Form 10-K for the year ended December 31, 2007. There was no initial adoption of any accounting policies during the six months ended June 30, 2008, except for the adoption of Statement 157 and Statement 159. We believe that some of the more critical judgment areas in the application of accounting policies that affect our financial condition and results of operations are estimates and judgments pertaining to: (a) revenue recognition from (i) long-term construction contracts for which the percentage-of-completion method of accounting is used and (ii) services contracts; (b) collectibility or valuation of accounts receivable; (c) insurance liabilities; (d) income taxes; and (e) goodwill and intangible assets.

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

Accounts Receivable

We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of the past due balances. The provision for bad debts during the six months ended June 30, 2008 increased $0.3 million compared to the six months ended June 30, 2007. At June 30, 2008 and December 31, 2007, accounts receivable of $1,496.4 million and $1,435.3 million, respectively, included allowances of $26.3 million and $27.0 million, respectively. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to deterioration of its financial condition or its credit ratings. The allowance requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis and as additional information is received.

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

Income Taxes

We have net deferred tax liabilities primarily resulting from deductible temporary differences of $13.6 million and $25.0 million at June 30, 2008 and December 31, 2007, respectively, which will increase our taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. As of June 30, 2008 and December 31, 2007, the total valuation allowance was approximately $8.4 million and $8.6 million, respectively.

Goodwill and Intangible Assets

As of June 30, 2008, we had $569.3 million and $271.3 million, respectively, of goodwill and net identifiable intangible assets (primarily based on the market values of our contract backlog, developed technology, customer relationships, non-competition agreements and trade names), primarily arising out of the acquisition of companies. As of December 31, 2007, goodwill and net identifiable intangible assets were $563.9 million and $252.1 million, respectively. The increases in the goodwill and net identifiable intangible assets (net of accumulated amortization) since December 31, 2007 were related to the acquisition of three companies during the first six months of 2008, pending completion of final valuation and purchase price adjustments. In addition, goodwill increased due to an estimated earn-out payment related to a prior year acquisition. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies. FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142") requires goodwill and other intangible assets with indefinite useful lives not be amortized, but instead must be tested at least annually for impairment (which we test each October 1), and be written down if impaired, rather than amortized as previous standards required. Furthermore, Statement 142 requires that identifiable intangible assets with finite lives be amortized over their useful lives. Changes in strategy and/or market conditions may result in adjustments to recorded intangible asset balances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June 30, 2008, we did not have any derivative instruments. We did not use any material derivative financial instruments during the six months ended June 30, 2007, including trading or speculation on changes in interest rates, or commodity prices of materials used in our business.

We are exposed to market risk for changes in interest rates for borrowings under the Revolving Credit Facility and the Term Loan. Borrowings under the Revolving Credit Facility and the Term Loan bear interest at variable rates, and the fair value of borrowings are not affected by changes in market interest rates. As of June 30, 2008, there were no borrowings outstanding under the Revolving Credit Facility and the balance on the Term Loan was $199.25 million. Both instruments bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (5.00% at June 30, 2008) plus 0.0% to 0.5% based on certain financial tests or (2) United States dollar LIBOR (2.46% at June 30, 2008) plus 1.0% to 2.25% based on certain financial tests. The interest rates in effect at June 30, 2008 were 5.00% and 3.46% for the prime commercial lending rate and the United States dollar LIBOR, respectively. Letter of credit fees issued under the Revolving Credit Facility range from 1.0% to 2.25% of the respective face amounts of the letters of credit issued and are charged based on the type of letter of credit issued and certain financial tests. The Revolving Credit Facility and the Term Loan expire in October 2010. There is no guarantee that we will be able to renew the Revolving Credit Facility at its expiration. Based on the $199.25 million borrowings outstanding on the Term Loan, if the overall interest rates were to increase by 1.0%, the net of tax interest expense would increase approximately $1.2 million in the next twelve months. Conversely, if the overall interest rates were to decrease by 1.0%, interest expense, net of income taxes, would decrease by approximately $1.2 million in the next twelve months.

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

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. - OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

Except as indicated below, there have been no material developments during the quarter ended June 30, 2008 regarding legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2007 or in our Form 10-Q for the quarter ended March 31, 2008.

In connection with a project (the "Project") for the construction in Virginia of a wastewater treatment facility for the Upper Occoquan Sewage Authority
("UOSA"), in which our subsidiary Poole & Kent Corporation participated as a co-venturer with an unrelated party (the "Joint Venture"), the Joint Venture in 2000 commenced a civil action in the Fairfax, Virginia Circuit Court (the "Court") against UOSA alleging material breaches of the construction contract (the "Contract") for the Project. As previously reported, as a result of a jury verdict in March 2005 in that action and a subsequent ruling in June 2005 of the trial judge in the action, it was determined that the Joint Venture was entitled to be paid approximately $17.0 million by UOSA, which amount was in addition to that which the Joint Venture had already received from UOSA.

In June 2005, the trial judge ordered that related claims asserted by the Joint Venture against UOSA for breach of the Contract and for recovery of amounts withheld by UOSA in respect to payments owing to the Joint Venture under the Contract should be pursued in a separate trial. UOSA subsequently filed a claim, pursuant to a Virginia statute, for recovery of most of its attorneys' fees associated with that pending trial. All of these claims have been tried before a jury, which, in May 2008, rendered a verdict resulting in a net award to UOSA of approximately $1.3 million, of which approximately one-half is payable by the Company. On July 14, 2008, the Joint Venture filed a motion requesting (a) that, notwithstanding the verdict, the trial judge award it amounts relating to certain of the Joint Venture's claims and vacate the award to UOSA of its claim for attorneys' fees, or, in the alternative, set aside the verdict with respect to those claims and the award to UOSA and order a new trial with respect to such matters and (b) that the rest of the verdict be set aside and a new trial be held with respect to the claims as to which such portion of the verdict related. There is no assurance that the trial judge will grant any of these motions requested by the Joint Venture.

On the assumption that the jury verdict will be upheld in its entirety, we recorded in our results for the quarter ended June 30, 2008 an expense of approximately $7.9 million.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The annual meeting of stockholders of EMCOR (the "Annual Meeting") was held on June 18, 2008.

(b) The Board of Directors of EMCOR consists of eight individuals each of whom was nominated at the Annual Meeting for re-election as a director of EMCOR for the ensuing year. Each director was re-elected.

(c) Set forth below are the names of each director elected at the Annual Meeting, the number of shares voted for his re-election and the number of votes withheld from his re-election. There were no broker non-votes.

Name                              Votes For               Votes Withheld
----------------------     ----------------------    ----------------------

Stephen W. Bershad                     55,327,465                 1,285,090
David A. B. Brown                      55,742,317                   870,238
Larry J. Bump                          55,461,858                 1,150,697
Albert Fried, Jr.                      55,259,282                 1,353,273
Richard F. Hamm, Jr.                   55,880,460                   732,095
Frank T. MacInnis                      55,091,453                 1,521,102
Jerry E. Ryan                          55,947,393                   665,162
Michael T. Yonker                      55,395,175                 1,217,380

At the Annual Meeting, stockholders also voted upon a proposal to re-approve adoption by the Board of Directors of the Company's Key Executive Incentive Bonus Plan, described in the proxy statement for the Annual Meeting. 48,587,310 shares voted in favor of approval, 3,866,529 voted against approval, and 30,038 shares abstained from voting thereon. There were 4,128,678 broker non-votes.

In addition, at the Annual Meeting, stockholders voted upon a proposal to approve adoption by the Board of Directors of the EMCOR Group, Inc. Employee Stock Purchase Plan, described in the proxy statement for the Annual Meeting. 48,652,991 shares voted in favor of approval, 3,815,719 voted against approval, and 15,167 shares abstained from voting thereon. There were 4,128,678 broker non-votes.

Also at the Annual Meeting, the stockholders voted upon a proposal to ratify the appointment by the Audit Committee of the Company's Board of Directors of Ernst & Young LLP, independent auditors, as EMCOR's independent auditors for 2008. 56,521,433 shares voted in favor of ratification, 61,510 shares voted against ratification and 29,612 shares abstained from voting thereon. There were no broker non-votes.

ITEM 6.  EXHIBITS.

Exhibit                                                                    Incorporated By Reference to or
   No.         Description                                                            Page Number
-----------    --------------------------------------------------------    -------------------------------------------
2(a-1)         Purchase Agreement dated as of February 11, 2002 by         Exhibit 2.1 to EMCOR Group, Inc.'s
               and among Comfort Systems USA, Inc. and EMCOR-CSI           ("EMCOR") Report on Form 8-K dated
               Holding Co.                                                 February 14, 2002


2(a-2)         Purchase and Sale Agreement dated as of August 20,          Exhibit 2.1 to EMCOR's Report on Form 8-K
               2007 between FR X Ohmstede Holdings LLC and EMCOR           (Date of Report August 20, 2007)
               Group, Inc.

3(a-1)         Restated Certificate of Incorporation of EMCOR filed        Exhibit 3(a-5) to EMCOR's Registration
               December 15, 1994                                           Statement on Form 10 as originally filed
                                                                           March 17, 1995 ("Form 10")

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

3(b)           Amended and Restated By-Laws                                Exhibit 3(b) to EMCOR's Annual Report on
                                                                           Form 10-K for the year ended December 31,
                                                                           1998 ("1998 Form 10-K")

4(a)           U.S. $375,000,000 (originally U.S. $350,000,000)Credit      Exhibit 4 to EMCOR's Report on Form 8-K
               Agreement dated October 14, 2005 by and among               (Date of Report October 17, 2005)
               EMCOR Group, Inc. and certain of its subsidiaries and
               Harris N.A. individually and as Agent for the Lenders
               which are or became parties thereto (the "Credit
               Agreement")

4(b)           Assignment and Acceptance dated October 14, 2005            Exhibit 4(b) to 2005 Form 10-K
               between Harris Nesbitt Financing, Inc. ("HNF") as
               assignor, and Bank of Montreal, as assignee of 100%
               interest of HNF in the Credit Agreement to Bank of
               Montreal

4(c)           Commitment Amount Increase Request dated November           Exhibit 4(c) to 2005 Form 10-K
               21, 2005 between EMCOR and the Northern Trust
               Company effective November 29, 2005 pursuant to
               Section 1.10 of the Credit Agreement

4(d)           Commitment Amount Increase Request dated November           Exhibit 4(d) to 2005 Form 10-K
               21, 2005 between EMCOR and Bank of Montreal effective
               November 29, 2005 pursuant to Section 1.10 of the Credit
               Agreement

4(e)           Commitment Amount Increase Request dated November           Exhibit 4(e) to 2005 Form 10-K
               21, 2005 between EMCOR and National City Bank of
               Indiana effective November 29, 2005 pursuant to
               Section 1.10 of the Credit Agreement

Exhibit                                                                    Incorporated By Reference to or
   No.         Description                                                            Page Number
-----------    --------------------------------------------------------    -------------------------------------------
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

4(h)           Term Loan Agreement dated as of September 19, 2007          Exhibit 4.1(a) to EMCOR's Form 8-K (Date
               among EMCOR, Bank of Montreal, as Administrative Agent,     of Report September 19, 2007)
               and the several financial institutions listed on the
               signature pages thereof

4(i)           Second Amended and Restated Security Agreement dated        Exhibit 4.1(b) to EMCOR's Form 8-K (Date
               as of September 19, 2007 among EMCOR, certain of its        of Report September 19, 2007)
               U.S. subsidiaries, and Harris N.A., as Agent

4(j)           Second Amended and Restated Pledge Agreement dated as       Exhibit 4.1(c) to EMCOR's Form 8-K (Date
               of September 19, 2007 among EMCOR, certain of its U.S.      of Report September 19, 2007)
               subsidiaries, and Harris N.A., as Agent

4(k)           Guaranty Agreement by certain of EMCOR's U.S.               Exhibit 4.1(d) to EMCOR's Form 8-K (Date
               subsidiaries in favor of Harris N.A., as Agent              of Report September 19, 2007)

4(l)           First Amendment dated as of September 19, 2007 to           Exhibit 4.1(e) to EMCOR's Form 8-K (Date
               Amended and Restated Credit Agreement effective             of Report September 19, 2007)
               October 14, 2005 among EMCOR, Harris N.A., as Agent,
               and certain other lenders party thereto

10(a)          Severance Agreement between EMCOR and Frank T.              Exhibit 10.2 to EMCOR's Report on Form
               MacInnis                                                    8-K (Date of Report April 25, 2005)
                                                                           ("April 2005 Form 8-K")

10(b)          Form of Severance Agreement ("Severance Agreement")         Exhibit 10.1 to the April 2005 Form 8-K
               between EMCOR and each of Sheldon I. Cammaker, R.
               Kevin Matz and Mark A. Pompa

10(c)          Form of Amendment to Severance Agreement between            Exhibit 10(c) to EMCOR's Quarterly Report
               EMCOR and each of Frank T. MacInnis, Sheldon I.             on Form 10-Q for the quarter ended March
               Cammaker, R. Kevin Matz and Mark A. Pompa                   31, 2007 ("March 2007 Form 10-Q")

10(d)          Letter Agreement dated October 12, 2004 between             Exhibit 10.1 to EMCOR's Report on Form
               Anthony Guzzi and EMCOR (the "Guzzi Letter                  8-K (Date of Report October 12, 2004)
               Agreement")

10(e)          Form of Confidentiality Agreement between Anthony           Exhibit C to Guzzi Letter Agreement
               Guzzi and EMCOR

10(f)          Form of Indemnification Agreement between EMCOR and         Exhibit F to Guzzi Letter Agreement
               each of its officers and directors

10(g-1)        Severance Agreement ("Guzzi Severance Agreement")           Exhibit D to the Guzzi Letter Agreement
               dated October 25, 2004 between Anthony Guzzi and
               EMCOR

10(g-2)        Amendment to Guzzi Severance Agreement                      Exhibit 10(g-2) to the March 2007 Form
                                                                           10-Q

10(h-1)        1994 Management Stock Option Plan ("1994 Option             Exhibit 10(o) to Form 10
               Plan")

Exhibit                                                                    Incorporated By Reference to or
   No.         Description                                                            Page Number
-----------    --------------------------------------------------------    -------------------------------------------
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

10(h-3)        Amendment to Section 13 of the 1994 Option Plan             Exhibit (g-3) to 2000 Form 10-K

10(i-1)        1995 Non-Employee Directors' Non-Qualified Stock            Exhibit 10(p) to Form 10
               Option Plan ("1995 Option Plan")

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

10(j-2)        Amendment to Section 9 of the 1997 Option Plan              Exhibit 10(i-2) to 2000 Form 10-K

10(k)          1997 Stock Plan for Directors                               Exhibit 10(1) to 1999 Form 10-K

10(l-1)        Continuity Agreement dated as of June 22, 1998              Exhibit 10(a) to EMCOR's Quarterly Report
               between Frank T. MacInnis and EMCOR ("MacInnis              on Form 10-Q for the quarter ended June
               Continuity Agreement")                                      30, 1998 ("June 1998 Form 10-Q")

10(l-2)        Amendment dated as of May 4, 1999 to MacInnis               Exhibit 10(h) to EMCOR's Quarterly Report
               Continuity Agreement                                        on Form 10-Q for the quarter ended June 30,
                                                                           1999 ("June 1999 Form 10-Q")

10(l-3)        Amendment dated as of March 1, 2007 to MacInnis             Exhibit 10(l-3) to the March 2007 Form 10-Q
               Continuity Agreement

10(m-1)        Continuity Agreement dated as of June 22, 1998              Exhibit 10(c) to the June 1998 Form 10-Q
               between Sheldon I. Cammaker and EMCOR ("Cammaker
               Continuity Agreement")

10(m-2)        Amendment dated as of May 4, 1999 to Cammaker               Exhibit 10(i) to the June 1999 Form 10-Q
               Continuity Agreement

10(m-3)        Amendment dated as of March 1, 2007 to Cammaker             Exhibit 10(m-3) to the March 2007 Form
               Continuity Agreement                                        10-Q

10(n-1)        Continuity Agreement dated as of June 22, 1998              Exhibit 10(f) to the June 1998 Form 10-Q
               between R. Kevin Matz and EMCOR ("Matz Continuity
               Agreement")

10(n-2)        Amendment dated as of May 4, 1999 to Matz Continuity        Exhibit 10(m) to the June 1999 Form 10-Q
               Agreement

10(n-3)        Amendment dated as of January 1, 2002 to Matz               Exhibit 10(o-3) to EMCOR's Quarterly Report
               Continuity Agreement                                        on Form 10-Q for the quarter ended March
                                                                           31, 2002 ("March 2002 Form 10-Q")

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

10(o-2)        Amendment dated as of May 4, 1999 to Pompa Continuity       Exhibit 10(n) to the June 1999 Form 10-Q
               Agreement

10(o-3)        Amendment dated as of January 1, 2002 to Pompa              Exhibit 10(p-3) to the March 2002 Form 10-Q
               Continuity Agreement

Exhibit                                                                    Incorporated By Reference to or
   No.         Description                                                            Page Number
-----------    --------------------------------------------------------    -------------------------------------------
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

10(p-2)        Amendment dated as of March 1, 2007 to Guzzi                Exhibit 10(p-2) to the March 2007 Form
               Continuity Agreement                                        10-Q

10(q-1)        Executive Stock Bonus Plan, as amended (the "Stock          Exhibit 4.1 to EMCOR's Registration
               Bonus Plan")                                                Statement on Form S-8 (No. 333-112940)filed
                                                                           with the Securities and Exchange Commission
                                                                           of February 18, 2004 ("2004 Form S-8")

10(q-2)        Amendment to Executive Stock Bonus Plan                     Exhibit 10(s-2) to the March 2007 Form
                                                                           10-Q

10(q-3)        Form of Certificate Representing Restrictive Stock          Exhibit 10.1 to EMCOR's Report on Form 8-K
               Units ("RSU's") issued under the Stock Bonus Plan           (Date of Report March 4, 2005)("March 4,
               Manditorily Awarded                                         2005 Form 8-K")

10(q-4)        Form of Certificate Representing RSU's issued under         Exhibit 10.2 to March 4, 2005 Form 8-K
               the Stock Bonus Plan Voluntarily Awarded

10(r)          Incentive Plan for Senior Executive Officers of EMCOR       Exhibit 10.3 to March 4, 2005 Form 8-K
               Group, Inc. ("Incentive Plan for Senior Executives")

10(s-1)        First Amendment to Incentive Plan for Senior                Exhibit 10(t) to 2005 Form 10-K
               Executives

10(s-2)        Second Amendment to Incentive Plan for Senior               Exhibit 10.1 to EMCOR's Report on Form 8-K
               Executives                                                  (Date of Report March 26, 2008)

10(t-1)        EMCOR Group, Inc. Long-Term Incentive Plan ("LTIP")         Exhibit 10 to Form 8-K (Date of Report
                                                                           December 15, 2005)

10(t-2)        Form of Certificate Representing Stock Units issued         Exhibit 10(t-2) to EMCOR's Annual Report
               under LTIP                                                  on Form 10-K for the year ended December
                                                                           31, 2007 ("2007 Form 10-K")

10(u-1)        2003 Non-Employee Directors' Stock Option Plan              Exhibit A to EMCOR's Proxy Statement for
                                                                           its Annual Meeting held on June 12, 2003
                                                                           ("2003 Proxy Statement")

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

10(v-3)        Second Amendment to 2003 Management Stock Incentive         Exhibit 10(v-3) to 2006 Form 10-K
               Plan

10(w)          Form of Stock Option Agreement evidencing grant of          Exhibit 10.1 to Form 8-K (Date of Report
               stock options under the 2003 Management Stock               January 5, 2005)
               Incentive Plan

10(x)          Key Executive Incentive Bonus Plan                          Exhibit B to EMCOR's Proxy Statement for
                                                                           its Annual Meeting held June 16, 2005
                                                                           ("2005 Proxy Statement")

Exhibit                                                                    Incorporated By Reference to or
   No.         Description                                                            Page Number
-----------    --------------------------------------------------------    -------------------------------------------
10(y)          2005 Management Stock Incentive Plan                        Exhibit B to EMCOR's 2005 Proxy Statement

10(z)          First Amendment to 2005 Management Stock Incentive          Exhibit 10(z) to 2006 Form 10-K
               Plan

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

10(d)(d)       Form of EMCOR Option Agreement for Executive                Exhibit 4.6 to 2004 Form S-8
               Officers granted December 1, 2001

10(e)(e)       Form of EMCOR Option Agreement for Executive                Exhibit 4.7 to 2004 Form S-8
               Officers granted January 2, 2002, January 2, 2003
               and January 2, 2004

10(f)(f)       Form of EMCOR Option Agreement for Directors granted        Exhibit 4.8 to 2004 Form S-8
               June 19, 2002, October 25, 2002 and February 27, 2003

10(g)(g)       Form of EMCOR Option Agreement for Executive                Exhibit 10(g)(g) to 2005 Form 10-K
               Officers and Guzzi dated January 3, 2005

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

10(j)(j-1)     Certificate dated March 24, 2008 evidencing Phantom         Exhibit 10(j)(j-1) to EMCOR's Quarterly
               Stock Unit Award to Frank T. MacInnis                       Report on Form 10-Q for the quarter ended
                                                                           March 31, 2008 ("March 2008 Form 10-Q")

10(j)(j-2)     Certificate dated March 24, 2008 evidencing Phantom         Exhibit 10(j)(j-2) to the March 2008 Form
               Stock Unit Award to Anthony J. Guzzi                        10-Q

10(k)(k)       Certificate dated March 24, 2008 evidencing Stock           Exhibit 10(k)(k) to the March 2008 Form
               Unit Award to Frank T. MacInnis                             10-Q

10(l)(l)       EMCOR Group, Inc. Employee Stock Purchase Plan              Exhibit C to EMCOR's Proxy Statement for
                                                                           its Annual Meeting held June 18, 2008

Exhibit                                                                    Incorporated By Reference to or
   No.         Description                                                            Page Number
-----------    --------------------------------------------------------    -------------------------------------------
11             Computation of Basic EPS and Diluted EPS for the            Note E of the Notes to the Condensed
               three and six months ended June 30, 2008 and 2007           Consolidated Financial Statements

31.1           Certification Pursuant to Section 302 of the                Page _____
               Sarbanes-Oxley Act of 2002 by the Chairman of the
               Board of Directors and Chief Executive Officer *

31.2           Certification Pursuant to Section 302 of the                Page _____
               Sarbanes-Oxley Act of 2002 by the Executive Vice
               President and Chief Financial Officer *

32.1           Certification Pursuant to Section 906 of the                Page _____
               Sarbanes-Oxley Act of 2002 by the Chairman of the
               Board of Directors and Chief Executive Officer **

32.2           Certification Pursuant to Section 906 of the                Page _____
               Sarbanes-Oxley Act of 2002 by the Executive Vice
               President and Chief Financial Officer **

---------------
*     Filed Herewith
**    Furnished Herewith

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: July 29, 2008
                                                EMCOR GROUP, INC.
                               -------------------------------------------------
                                                  (Registrant)


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

Date:  July 29, 2008
                                                    /s/FRANK T. MACINNIS
                                            ------------------------------------
                                                      Frank T. MacInnis
                                                   Chairman of the Board of
                                                        Directors and
                                                    Chief Executive Officer

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

Date:  July 29, 2008
                                                      /s/MARK A. POMPA
                                            ------------------------------------
                                                        Mark A. Pompa
                                                 Executive Vice President and
                                                   Chief Financial Officer

                                                                    Exhibit 32.1




                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of EMCOR Group, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank
T. MacInnis, Chairman of the Board of Directors and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:    July 29, 2008                              /s/FRANK T. MACINNIS
                                             -----------------------------------
                                                      Frank T. MacInnis
                                                   Chairman of the Board of
                                                        Directors and
                                                   Chief Executive Officer

                                                                    Exhibit 32.2




                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of EMCOR Group, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark A. Pompa, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:    July 29, 2008                              /s/MARK A. POMPA
                                             -----------------------------------
                                                      Mark A. Pompa
                                               Executive Vice President and
                                                 Chief Financial Officer