Form 10-Q
period 2008-09-30
EMCOR GROUP INC
filed 2008-10-23
CIK 105634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2008

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________


                         Commission file number 1-8267

                               EMCOR Group, Inc.
       ------------------------------------------------------------------
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

Large accelerated filer  |X| Accelerated filer  |_|   Non-accelerated filer  |_|

     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                      Applicable Only To Corporate Issuers

     Number of shares of Common Stock outstanding as of the close of business on October 21, 2008: 65,467,526 shares.

                                EMCOR GROUP, INC.
                                      INDEX


                                                                        Page No.


PART I - Financial Information

Item 1     Financial Statements

           Condensed Consolidated Balance Sheets -
           as of September 30, 2008 and December 31, 2007                      1

           Condensed Consolidated Statements of Operations -
           three months ended September 30, 2008 and 2007                      3

           Condensed Consolidated Statements of Operations -
           nine months ended September 30, 2008 and 2007                       4

           Condensed Consolidated Statements of Cash Flows -
           nine months ended September 30, 2008 and 2007                       5

           Condensed Consolidated Statements of Stockholders'
           Equity and Comprehensive Income -
           nine months ended September 30, 2008 and 2007                       6

           Notes to Condensed Consolidated Financial Statements                7


Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          17

Item 3     Quantitative and Qualitative Disclosures about Market Risk         31

Item 4     Controls and Procedures                                            31

PART II - Other Information

Item 1     Legal Proceedings                                                  32

Item 6     Exhibits                                                           33

PART I. - FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
--------------------------------------------------------------------------------
                                                  September 30,     December 31,
                                                       2008             2007
                                                   (Unaudited)
--------------------------------------------------------------------------------
                      ASSETS
Current assets:
 Cash and cash equivalents                         $  340,849         $  251,637
 Accounts receivable, net                           1,489,495          1,435,268
 Costs and estimated earnings in excess
   of billings on uncompleted contracts               130,808            144,919
 Inventories                                           61,570             52,247
 Prepaid expenses and other                            52,841             56,935
                                                   ----------         ----------

 Total current assets                               2,075,563          1,941,006

Investments, notes and other long-term
   receivables                                         22,791             22,669

Property, plant and equipment, net                     90,609             83,963

Goodwill                                              574,363            563,918

Identifiable intangible assets, net                   270,803            252,146

Other assets                                           12,797             13,157
                                                   ----------         ----------

 Total assets                                      $3,046,926         $2,876,859
                                                   ==========         ==========


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
------------------------------------------------------------------------------------
                                                      September 30,     December 31,
                                                           2008             2007
                                                       (Unaudited)
------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Borrowings under working capital credit line         $       --        $       --
 Current maturities of long-term debt and capital
   lease obligations                                       3,816             3,791
 Accounts payable                                        489,099           537,314
 Billings in excess of costs and estimated
   earnings on uncompleted contracts                     684,597           572,431
 Accrued payroll and benefits                            227,776           215,554
 Other accrued expenses and liabilities                  194,228           190,349
                                                      ----------        ----------

   Total current liabilities                           1,599,516         1,519,439

Long-term debt and capital lease obligations             196,745           223,453

Other long-term obligations                              239,604           248,926
                                                      ----------        ----------

   Total liabilities                                   2,035,865         1,991,818
                                                      ----------        ----------

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares
 authorized, zero issued and outstanding                      --                --
Common stock, $0.01 par value, 200,000,000 shares
 authorized, 68,019,610 and 67,821,782 shares
 issued, respectively                                        680               678
Capital surplus                                          395,876           387,288
Accumulated other comprehensive loss                     (19,295)          (15,102)
Retained earnings                                        648,224           526,307
Treasury stock, at cost 2,569,184 and 2,625,497
 shares, respectively                                    (14,424)          (14,130)
                                                      ----------        ----------

   Total stockholders' equity                          1,011,061           885,041
                                                      ----------        ----------

Total liabilities and stockholders' equity            $3,046,926        $2,876,859
                                                      ==========        ==========

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)
------------------------------------------------------------------------------
Three months ended September 30,                           2008         2007
------------------------------------------------------------------------------

Revenues                                               $1,720,349   $1,500,798
Cost of sales                                           1,496,003    1,331,887
                                                       ----------   ----------
Gross profit                                              224,346      168,911
Selling, general and administrative expenses              145,708      113,996
Restructuring expenses                                         --           --
                                                       ----------   ----------
Operating income                                           78,638       54,915
Interest expense                                           (2,535)      (1,400)
Interest income                                             2,373        3,566
Minority interest                                            (905)        (931)
                                                       ----------   ----------
Income from continuing operations before income taxes      77,571       56,150
Income tax provision                                       28,936       19,067
                                                       ----------   ----------
Income from continuing operations                          48,635       37,083
Income from discontinued operation,
   net of income tax effect                                    --        1,253
                                                       ----------   ----------
Net income                                             $   48,635   $   38,336
                                                       ==========   ==========

Basic earnings per common share
   From continuing operations                          $     0.74   $     0.57
   From discontinued operation                                 --         0.02
                                                       ----------   ----------
                                                       $     0.74   $     0.59
                                                       ==========   ==========

Diluted earnings per common share
   From continuing operations                          $     0.72   $     0.55
   From discontinued operation                                 --         0.02
                                                       ----------   ----------
                                                       $     0.72   $     0.57
                                                       ==========   ==========


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)
------------------------------------------------------------------------------
Nine months ended September 30,                           2008         2007
------------------------------------------------------------------------------

Revenues                                               $5,104,724   $4,159,519
Cost of sales                                           4,465,242    3,696,996
                                                       ----------   ----------
Gross profit                                              639,482      462,523
Selling, general and administrative expenses              437,774      348,711
Restructuring expenses                                         71           93
                                                       ----------   ----------
Operating income                                          201,637      113,719
Interest expense                                           (9,160)      (2,487)
Interest income                                             7,565       10,143
Minority interest                                          (1,258)      (2,046)
                                                       ----------   ----------
Income from continuing operations before income taxes     198,784      119,329
Income tax provision                                       76,867       45,370
                                                       ----------   ----------
Income from continuing operations                         121,917       73,959
Income from discontinued operation,
   net of income tax effect                                    --        2,519
                                                       ----------   ----------
Net income                                             $  121,917   $   76,478
                                                       ==========   ==========

Basic earnings per common share
   From continuing operations                          $     1.87   $     1.15
   From discontinued operation                                 --         0.04
                                                       ----------   ----------
                                                       $     1.87   $     1.19
                                                       ==========   ==========

Diluted earnings per common share
   From continuing operations                          $     1.82   $     1.11
   From discontinued operation                                 --         0.04
                                                       ----------   ----------
                                                       $     1.82   $     1.15
                                                       ==========   ==========


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)
-----------------------------------------------------------------------------------------------------
Nine months ended September 30,                                                   2008         2007
-----------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income                                                                   $121,917     $ 76,478
   Depreciation and amortization                                                  18,704       14,092
   Amortization of identifiable intangible assets                                 17,972        6,997
   Minority interest                                                               1,258        2,046
   Deferred income taxes                                                         (15,327)     (17,860)
   Gain on sale of discontinued operation, net of income taxes                        --         (976)
   Excess tax benefits from share-based compensation                              (1,318)     (10,550)
   Equity income from unconsolidated entities                                     (1,959)      (4,089)
   Other non-cash items                                                            8,715        3,727
   Distributions from unconsolidated entities                                      3,584        5,469
   Changes in operating assets and liabilities                                    46,157       57,406
                                                                                --------     --------
Net cash provided by operating activities                                        199,703      132,740
                                                                                --------     --------

Cash flows from investing activities:
   Payments for acquisitions of businesses, identifiable intangible assets
     and related earn-out agreements                                             (47,847)    (492,940)
   Proceeds from sale of discontinued operation                                       --        5,494
   Proceeds from sale of property, plant and equipment                               757        2,717
   Purchase of property, plant and equipment                                     (25,191)     (14,360)
   Investment in and advances to unconsolidated entities and joint ventures       (1,292)      (1,510)
   Net proceeds (disbursements) related to other investments                           8         (164)
                                                                                --------     --------
Net cash used in investing activities                                            (73,565)    (500,763)
                                                                                --------     --------

Cash flows from financing activities:
   Proceeds from working capital credit line                                      58,500           --
   Repayments of working capital credit line                                     (58,500)          --
   Net (repayments) borrowings for long-term debt and debt issuance fees         (27,342)     296,007
   Repayments of capital lease obligations                                          (715)        (540)
   Proceeds from exercise of stock options                                         1,874        8,246
   Excess tax benefits from share-based compensation                               1,318       10,550
                                                                                --------     --------
Net cash (used in) provided by financing activities                              (24,865)     314,263
                                                                                --------     --------
Effect of exchange rate changes on cash and cash equivalents                     (12,061)       3,102
                                                                                --------     --------
Increase (decrease) in cash and cash equivalents                                  89,212      (50,658)
Cash and cash equivalents at beginning of year                                   251,637      273,735
                                                                                --------     --------
Cash and cash equivalents at end of period                                      $340,849     $223,077
                                                                                ========     ========

Supplemental cash flow information:
   Cash paid for:
     Interest                                                                   $  7,740     $  5,139
     Income taxes                                                               $ 91,542     $ 55,541
   Non-cash financing activities:
     Assets acquired under capital lease obligations                            $    480     $    471
     Accrued acquisition costs                                                  $     --     $  4,560
     Notes receivable from sale of interest in joint venture and subsidiary     $     --     $  2,462

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(In thousands)(Unaudited)
                                                  ----------------------------------------------------------------------------------
                                                                                Accumulated
                                                                                   other
                                                              Common  Capital  comprehensive      Retained   Treasury  Comprehensive
                                                    Total      stock  surplus  income (loss) (1)  earnings     stock       income
                                                  ----------------------------------------------------------------------------------

Balance, January 1, 2007                          $  710,309   $673   $354,905    $(28,189)       $399,804   $(16,884)
   Net income                                         76,478     --         --          --          76,478         --    $ 76,478
   Foreign currency translation adjustments            7,843     --         --       7,843              --         --       7,843
   Amortization of unrecognized pension losses,
     net of tax benefit of $0.6 million                1,458     --         --       1,458              --         --       1,458
                                                                                                                         --------
   Comprehensive income                                                                                                  $ 85,779
                                                                                                                         ========
   Effect of adopting FIN 48                            (305)    --         --          --            (305)        --
   Issuance of treasury stock
     for restricted stock units (2)                       --     --       (311)         --              --        311
   Treasury stock, at cost (3)                        (1,117)    --         --          --              --     (1,117)
   Common stock issued under
     stock option plans, net (4)                      23,613      4     20,786          --              --      2,823
   Share-based compensation expense                    5,820     --      5,820          --              --         --
                                                  ----------   ----   --------    --------        --------   --------
Balance, September 30, 2007                       $  824,099   $677   $381,200    $(18,888)       $475,977   $(14,867)
                                                  ==========   ====   ========    ========        ========   ========

Balance, January 1, 2008                          $  885,041   $678   $387,288    $(15,102)       $526,307   $(14,130)
   Net income                                        121,917     --         --          --         121,917         --    $121,917
   Foreign currency translation adjustments           (5,407)    --         --      (5,407)             --         --      (5,407)
   Amortization of unrecognized pension losses,
     net of tax benefit of $0.5 million                1,214     --         --       1,214              --         --       1,214
                                                                                                                         --------
   Comprehensive income                                                                                                  $117,724
                                                                                                                         ========
   Issuance of treasury stock
     for restricted stock units (2)                       --     --       (108)         --              --        108
   Treasury stock, at cost (3)                          (493)    --         --          --              --       (493)
   Common stock issued under
     stock option plans, net (4)                       4,141      2      4,048          --              --         91
   Share-based compensation expense                    4,648     --      4,648          --              --         --
                                                  ----------   ----   --------    --------        --------   --------
Balance, September 30, 2008                       $1,011,061   $680   $395,876    $(19,295)       $648,224   $(14,424)
                                                  ==========   ====   ========    ========        ========   ========



(1) Represents cumulative foreign currency translation adjustments and pension liability adjustments.
(2) Represents common stock transferred at cost from treasury stock upon the issuance of shares in respect of restricted stock units.
(3) Represents value of shares of common stock returned to EMCOR to satisfy income tax withholding requirements upon the issuance of shares in respect of restricted stock units.
(4) Includes the tax benefit of stock option exercises of $1.8 million and $15.4 million for the nine months ended September 30, 2008 and 2007, respectively.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly our financial position and the results of our operations. The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

On July 9, 2007, we effected a 2-for-1 stock split in the form of a stock distribution of one common share for each common share owned on the record date of June 20, 2007. The capital stock accounts and all share data, including earnings per share data, give effect to the stock split, applied retroactively, to all periods presented.

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

NOTE C Acquisitions of Businesses

On January 3, 2008, February 29, 2008 and April 1, 2008, we acquired three companies, which were not material individually or in the aggregate, for an aggregate purchase price of $41.5 million. One of the companies primarily provides industrial services to refineries in the southern California market and another company primarily performs mobile mechanical services in central Florida. Both of these companies' results have been included in our United States facilities services reporting segment. The third company is a fire protection company that has been included in our United States mechanical construction and facilities services reporting segment. Goodwill and identifiable intangible assets attributable to these companies, in the aggregate, were preliminarily valued at $10.0 million and $21.3 million, respectively, representing the excess purchase price over the fair value amounts assigned to their net tangible assets.

We believe these acquisitions further our goal of service and geographical diversification and expansion of our facilities services and fire protection businesses.

The purchase prices of these and other acquisitions are subject to finalization based on certain contingencies provided for in their respective purchase agreements. These acquisitions were accounted for by the purchase method, and the related purchase prices have been allocated to the assets acquired and liabilities assumed, based upon the preliminary estimated fair values of the respective assets and liabilities of the acquired companies at their respective acquisition dates.

The following table presents the Company's unaudited consolidated pro forma results of operations, including all companies acquired during 2007, as if the acquisitions had occurred at the beginning of the period. These pro forma results of operations are not necessarily indicative of the results of operations had the acquisitions actually occurred at the beginning of fiscal 2007, nor are they necessarily indicative of future operating results (in thousands, except per share data):

                                                                      For the                For the
                                                                 three months ended     nine months ended
                                                                 September 30, 2007     September 30, 2007
                                                                 ------------------     ------------------
Revenues                                                         $        1,579,051     $        4,469,619
Operating income                                                 $           49,356 (1) $          139,983 (1)
Income from continuing operations                                $           30,310 (1) $           76,741 (1)
Net income                                                       $           31,563     $           79,260
Diluted earnings per common share from continuing operations     $             0.45     $             1.15
Diluted earnings per share                                       $             0.47     $             1.19


(1) Includes compensation related expenses of $18.7 million associated with certain share-based payments made to certain members of management of an acquired company prior to the acquisition date. These amounts were recorded in the pre-acquisition financial statements.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE C Acquisitions of Businesses - (continued)

The above unaudited consolidated pro forma results include interest expense associated with our $300.0 million term loan, the loss of interest income related to the use of cash for the acquisitions and the amortization expense associated with the preliminary value placed on the identifiable intangible assets related to companies acquired during 2007. The value we ascribed to contract backlog of FR X Ohmstede Acquisition Co. ("Ohmstede"), which we acquired in September 2007, is being expensed in a manner consistent with its expected revenue recognition.

NOTE D Disposition of Assets

Results of operations for the three and nine months ended September 30, 2007 presented in our Condensed Consolidated Statements of Operations reflect discontinued operations accounting.

On August 6, 2007, we sold our majority ownership in a joint venture with CB Richard Ellis, Inc. ("CBRE") to CBRE for $8.0 million. This sale followed our purchase, for approximately $0.5 million, of certain of the joint venture's assets. As of September 30, 2008, the entire sale price of $8.0 million had been received. The components of the results of discontinued operations for the joint venture are as follows (in thousands, except per share data):

                                                                      For the                For the
                                                                 three months ended     nine months ended
                                                                 September 30, 2007     September 30, 2007
                                                                 ------------------     ------------------
Revenues                                                         $           13,236     $           79,095
Income from discontinued operation                               $              277     $            1,543
Gain on sale of discontinued operation                           $              976     $              976
Net income from discontinued operation                           $            1,253     $            2,519
Diluted earnings per common share from discontinued operation    $             0.02     $             0.04

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE E Earnings Per Share

Calculation of Basic and Diluted Earnings per Common Share

The following tables summarize our calculation of Basic and Diluted Earnings per Common Share ("EPS") for the three and nine month periods ended September 30, 2008 and 2007 as adjusted for the July 9, 2007 2-for-1 stock split (in thousands, except share and per share data):

                                                                                         For the three months ended
                                                                                                 September 30,
                                                                                        -----------------------------
                                                                                            2008              2007
                                                                                        -----------       -----------
Numerator:
Income before discontinued operation                                                    $    48,635       $    37,083
Income from discontinued operation                                                               --             1,253
                                                                                        -----------       -----------
Net income available to common stockholders                                             $    48,635       $    38,336
                                                                                        ===========       ===========

Denominator:
Weighted average shares outstanding used to compute basic earnings per common share      65,404,404        64,591,883
Effect of diluted securities - Share-based awards                                         2,021,318         2,330,128
                                                                                        -----------       -----------

Shares used to compute diluted earnings per common share                                 67,425,722        66,922,011
                                                                                        ===========       ===========

Basic earnings per common share:
   From continuing operations                                                           $      0.74       $      0.57
   From discontinued operation                                                                   --              0.02
                                                                                        -----------       -----------
   Total                                                                                $      0.74       $      0.59
                                                                                        ===========       ===========

Diluted earnings per common share:
   From continuing operations                                                           $      0.72       $      0.55
   From discontinued operation                                                                   --              0.02
                                                                                        -----------       -----------
   Total                                                                                $      0.72       $      0.57
                                                                                        ===========       ===========

                                                                                          For the nine months ended
                                                                                                 September 30,
                                                                                        -----------------------------
                                                                                            2008              2007
                                                                                        -----------       -----------
Numerator:
Income before discontinued operation                                                    $   121,917       $    73,959
Income from discontinued operation                                                               --             2,519
                                                                                        -----------       -----------
Net income available to common stockholders                                             $   121,917       $    76,478
                                                                                        ===========       ===========

Denominator:
Weighted average shares outstanding used to compute basic earnings per common share      65,331,538        64,208,289
Effect of diluted securities - Share-based awards                                         1,833,342         2,414,669
                                                                                        -----------       -----------
Shares used to compute diluted earnings per common share                                 67,164,880        66,622,958
                                                                                        ===========       ===========

Basic earnings per common share:
   From continuing operations                                                           $      1.87       $      1.15
   From discontinued operation                                                                   --              0.04
                                                                                        -----------       -----------
   Total                                                                                $      1.87       $      1.19
                                                                                        ===========       ===========

Diluted earnings per common share:
   From continuing operations                                                           $      1.82       $      1.11
   From discontinued operation                                                                   --              0.04
                                                                                        -----------       -----------
   Total                                                                                $      1.82       $      1.15
                                                                                        ===========       ===========

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE E Earnings Per Share - (continued)

There were 120,000 and 285,624 anti-dilutive stock options that were excluded from the calculation of diluted EPS for the three and nine month periods ended September 30, 2008, respectively. There were 120,000 stock options that were excluded from the calculation of diluted EPS for the three and nine month periods ended September 30, 2007.

NOTE F Inventories

Inventories consist of the following amounts (in thousands):

                                                September 30,     December 31,
                                                    2008              2007
                                               --------------    --------------
Raw materials and construction materials       $       23,015    $       21,116
Work in process                                        39,683            32,515
Reserve for obsolescence                               (1,128)           (1,384)
                                               --------------    --------------
                                               $       61,570    $       52,247
                                               ==============    ==============


NOTE G Long-Term Debt

Long-term debt in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

                                                September 30,     December 31,
                                                    2008              2007
                                               --------------    --------------
Term Loan                                      $      198,500    $      225,000
Capitalized lease obligations                           2,010             2,151
Other                                                      51                93
                                               --------------    --------------
                                                      200,561           227,244
Less: current maturities                                3,816             3,791
                                               --------------    --------------
                                               $      196,745    $      223,453
                                               ==============    ==============


On September 19, 2007, we entered into an agreement providing for a $300.0 million term loan ("Term Loan"). The proceeds were used to pay a portion of the consideration for the acquisition of Ohmstede and costs and expenses incident thereto. The Term Loan contains covenants, representations and warranties and events of default. The Term Loan covenants require, among other things, maintenance of certain financial ratios and contain certain restrictions with respect to payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We are required to make principal payments on the Term Loan in installments on the last day of March, June, September and December of each year, commencing March 2008 in the amount of $0.75 million, together with interest on the then outstanding principal amount. A final payment comprised of all remaining principal and interest is due on October 17, 2010. The Term Loan is secured by substantially all of our assets and substantially all of the assets of substantially all of our U.S. subsidiaries. The Term Loan bears interest at (1) the prime commercial lending rate announced by Bank of Montreal from time to time (5.0% at September 30, 2008) plus 0.0% to 0.5% based on certain financial tests or (2) U.S. dollar LIBOR (3.7% at September 30, 2008) plus 1.0% to 2.25% based on certain financial tests. The interest rate in effect at September 30, 2008 was 4.7%. We have made prepayments of $99.25 million, and mandatory payments of $2.25 million, to reduce the balance of the Term Loan to $198.5 million at September 30, 2008.

We capitalized approximately $4.0 million of debt issuance costs associated with the Term Loan. This amount is being amortized over the life of the Term Loan and is included as part of interest expense. On March 31, 2008, we made a prepayment of principal under the Term Loan of $24.25 million, which resulted in our recording as interest expense accelerated amortization expense related to capitalized debt issuance costs of $0.3 million for the nine months ended September 30, 2008.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE H Income Taxes

For the three months ended September 30, 2008 and 2007, our income tax provision was $28.9 million and $19.1 million, respectively. For the nine months ended September 30, 2008 and 2007, our income tax provision was $76.9 million and $45.4 million, respectively. The income tax provisions were recorded at effective income tax rates of 38.7% and 38.0%, before certain adjustments, for the nine months ended September 30, 2008 and 2007, respectively. Our income tax rate was 37.3% for the three months ended September 30, 2008 and was lower than the effective income tax rate of 38.7% for the nine months ended September 30, 2008, primarily due to a reduction in the valuation allowance for Canadian deferred tax assets, partially offset by an increase in the liability for unrecognized income tax benefits for fiscal 2008. Our income tax rate was 34.0% for the three months ended September 30, 2007 and was lower than the effective income tax rate of 38.0% for the nine months ended September 30, 2007, primarily due to a reduction in the United Kingdom income before income taxes for fiscal 2007.

As of September 30, 2008 and December 31, 2007, the total unrecognized income tax benefits were $9.9 million and $8.8 million, respectively (of which $6.7 million and $5.2 million at September 30, 2008 and December 31, 2007, respectively, would favorably affect our effective income tax rate, if recognized). The net change for unrecognized income tax benefits for the nine months ended September 30, 2008 is primarily attributable to certain state and local tax issues, various accruals and the expiration of applicable statutes of limitations.

We recognized interest expense related to liabilities for unrecognized income tax benefits in the income tax provision. As of September 30, 2008 and December 31, 2007, we had approximately $3.4 million and $3.2 million, respectively, of accrued interest related to unrecognized income tax benefits included as a liability on the Condensed Consolidated Balance Sheets, of which approximately $(0.1) million and $0.2 million were recorded during each of the three and nine months ended September 30, 2008.

It is possible that approximately $2.7 million of unrecognized income tax benefits at September 30, 2008, primarily relating to uncertain tax positions attributable to certain intercompany transactions, will become recognized income tax benefits in the next twelve months due to the expiration of applicable statutes of limitations.

The tax years 2005 to 2007 remain open to examination by the Internal Revenue Service. The tax years 2004 to 2007 remain open to examination by significant state and local tax jurisdictions in which the Company operates, with the exception of New York State, where tax years 2001 to 2007 remain open to examination. The tax years 2000 to 2007 remain open to examination by certain foreign tax jurisdictions.

NOTE I Common Stock

On September 18, 2007, our stockholders approved an amendment to our Restated Certificate of Incorporation authorizing an increase in the number of shares of our common stock from 80.0 million shares to 200.0 million shares. On July 9, 2007, we effected a 2-for-1 stock split in the form of a stock distribution of one common share for each common share owned, payable to stockholders of record on June 20, 2007. As of September 30, 2008 and December 31, 2007, 65,450,426 and 65,196,285 shares of our common stock were outstanding, respectively.

For the three months ended September 30, 2008 and 2007, 109,104 and 447,002 shares of common stock, respectively, were issued upon the exercise of stock options and upon the satisfaction of required conditions under certain of our share-based compensation plans. For the nine months ended September 30, 2008 and 2007, 274,716 and 1,226,258 shares of common stock, respectively, were issued upon the exercise of stock options, upon the satisfaction of required conditions under certain of our share-based compensation plans, and upon grants of shares of common stock.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE I Common Stock - (continued)

On June 18, 2008, our stockholders approved the adoption by our Board of Directors of an Employee Stock Purchase Plan (the "Stock Purchase Plan"), which became effective on October 1, 2008. Under the terms of the Stock Purchase Plan, the maximum number of shares of our common stock that may be purchased is 3,000,000 shares. Generally, our employees and non-union employees of our United States and Canadian subsidiaries are eligible to participate in the Stock Purchase Plan. Employees covered by collective bargaining agreements generally are not eligible to participate.

NOTE J Retirement Plans

Our United Kingdom subsidiary has a defined benefit pension plan covering all eligible employees (the "UK Plan"); however, no individual joining the company after October 31, 2001 may participate in that plan.

Components of Net Periodic Pension Benefit Cost

The components of net periodic pension benefit cost of the UK Plan for the three and nine months ended September 30, 2008 and 2007 were as follows (in thousands):

                                                            For the three months ended    For the nine months ended
                                                                  September 30,                 September 30,
                                                            --------------------------    -------------------------
                                                              2008              2007        2008             2007
                                                            --------          --------    --------         --------

Service cost                                                 $1,113            $1,674      $ 3,436          $ 4,936
Interest cost                                                 3,647             3,476       11,259           10,248
Expected return on plan assets                               (3,653)           (3,490)     (11,277)         (10,290)
Amortization of prior service cost and actuarial loss            --               --           --               --
Amortization of unrecognized loss                               524               694        1,618            2,045
                                                             ------            ------      -------          -------
Net periodic pension benefit cost                            $1,631            $2,354      $ 5,036          $ 6,939
                                                             ======            ======      =======          =======


Employer Contributions

For the nine months ended September 30, 2008, our United Kingdom subsidiary contributed $8.2 million to its defined benefit pension plan. It anticipates contributing an additional $2.5 million during the remainder of 2008.

NOTE K Segment Information

We have the following reportable segments which provide services associated with the design, integration, installation, start-up, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; water and wastewater treatment and central plan heating and cooling); (c) United States facilities services; (d) Canada construction and facilities services; (e) United Kingdom construction and facilities services; and (f) Other international construction and facilities services. The segment "United States facilities services" principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers' facilities
(industrial maintenance and services; commercial and government site-based operations and maintenance; military base operations support services; mobile maintenance and services; facilities management; installation and support for building systems; technical consulting and diagnostic services; small modification and retrofit projects; and program development, management and maintenance for energy systems), which services are not generally related to customers' construction programs, as well as industrial services operations, which primarily provide aftermarket maintenance and

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE K Segment Information - (continued)

repair  services,   replacement  parts  and  fabrication   services  for  highly
engineered shell and tube heat exchangers for the refinery and petrochemical industries. The Canada, United Kingdom and Other international segments perform electrical construction, mechanical construction and facilities services. Our "Other international construction and facilities services" segment, currently operating only in the Middle East, represents our operations outside of the United States, Canada and the United Kingdom. The following tables present information about our segments and geographic areas for the three and nine months ended September 30, 2008 and 2007 (in thousands):

                                                                    For the three months ended September 30,
                                                                    ----------------------------------------
                                                                       2008                          2007
                                                                    ----------                    ----------
Revenues from unrelated entities:
   United States electrical construction and facilities services    $  446,742                    $  350,447
   United States mechanical construction and facilities services       625,599                       604,302
   United States facilities services                                   365,153                       265,091
                                                                    ----------                    ----------
   Total United States operations                                    1,437,494                     1,219,840
   Canada construction and facilities services                         114,861                       115,141
   United Kingdom construction and facilities services                 167,994                       165,817
   Other international construction and facilities services                 --                            --
                                                                    ----------                    ----------
   Total worldwide operations                                       $1,720,349                    $1,500,798
                                                                    ==========                    ==========

                                                                    For the three months ended September 30,
                                                                    ----------------------------------------
                                                                       2008                          2007
                                                                    ----------                    ----------
Total revenues:
   United States electrical construction and facilities services    $  445,575                    $  351,842
   United States mechanical construction and facilities services       630,359                       609,663
   United States facilities services                                   366,665                       268,175
   Less intersegment revenues                                           (5,105)                       (9,840)
                                                                    ----------                    ----------
   Total United States operations                                    1,437,494                     1,219,840
   Canada construction and facilities services                         114,861                       115,141
   United Kingdom construction and facilities services                 167,994                       165,817
   Other international construction and facilities services                 --                            --
                                                                    ----------                    ----------
   Total worldwide operations                                       $1,720,349                    $1,500,798
                                                                    ==========                    ==========

                                                                     For the nine months ended September 30,
                                                                    ----------------------------------------
                                                                       2008                          2007
                                                                    ----------                    ----------
Revenues from unrelated entities:
   United States electrical construction and facilities services    $1,277,935                    $1,007,850
   United States mechanical construction and facilities services     1,854,498                     1,684,649
   United States facilities services                                 1,121,815                       706,375
                                                                    ----------                    ----------
   Total United States operations                                    4,254,248                     3,398,874
   Canada construction and facilities services                         317,061                       248,592
   United Kingdom construction and facilities services                 533,415                       512,053
   Other international construction and facilities services                 --                            --
                                                                    ----------                    ----------
   Total worldwide operations                                       $5,104,724                    $4,159,519
                                                                    ==========                    ==========

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE K Segment Information - (continued)

                                                                     For the nine months ended September 30,
                                                                    ----------------------------------------
                                                                       2008                          2007
                                                                    ----------                    ----------
Total revenues:
   United States electrical construction and facilities services    $1,278,758                    $1,012,867
   United States mechanical construction and facilities services     1,870,637                     1,691,725
   United States facilities services                                 1,127,357                       711,353
   Less intersegment revenues                                          (22,504)                      (17,071)
                                                                    ----------                    ----------
   Total United States operations                                    4,254,248                     3,398,874
   Canada construction and facilities services                         317,061                       248,592
   United Kingdom construction and facilities services                 533,415                       512,053
   Other international construction and facilities services                 --                            --
                                                                    ----------                    ----------
   Total worldwide operations                                       $5,104,724                    $4,159,519
                                                                    ==========                    ==========

                                                                    For the three months ended September 30,
                                                                    ----------------------------------------
                                                                       2008                          2007
                                                                    ----------                    ----------
Operating income (loss):
   United States electrical construction and facilities services    $   33,657                    $   21,304
   United States mechanical construction and facilities services        31,284                        33,444
   United States facilities services                                    22,725                        15,113
                                                                    ----------                    ----------
   Total United States operations                                       87,666                        69,861
   Canada construction and facilities services                           2,587                         3,041
   United Kingdom construction and facilities services                   4,421                        (3,244)
   Other international construction and facilities services                 --                          (164)
   Corporate administration                                            (16,036)                      (14,579)
   Restructuring expenses                                                   --                            --
                                                                    ----------                    ----------
   Total worldwide operations                                           78,638                        54,915

Other corporate items:
   Interest expense                                                     (2,535)                       (1,400)
   Interest income                                                       2,373                         3,566
   Minority interest                                                      (905)                         (931)
                                                                    ----------                    ----------
   Income from continuing operations before income taxes            $   77,571                    $   56,150
                                                                    ==========                    ==========

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE K Segment Information - (continued)

                                                                     For the nine months ended September 30,
                                                                    ----------------------------------------
                                                                       2008                          2007
                                                                    ----------                    ----------
Operating income (loss):
   United States electrical construction and facilities services    $   75,742                    $   53,409
   United States mechanical construction and facilities services        74,226                        75,271
   United States facilities services                                    83,346                        32,607
                                                                    ----------                    ----------
   Total United States operations                                      233,314                       161,287
   Canada construction and facilities services                           8,202                         2,649
   United Kingdom construction and facilities services                  10,459                        (4,995)
   Other international construction and facilities services               (596)                         (442)
   Corporate administration                                            (49,671)                      (44,687)
   Restructuring expenses                                                  (71)                          (93)
                                                                    ----------                    ----------
   Total worldwide operations                                          201,637                       113,719

Other corporate items:
   Interest expense                                                     (9,160)                       (2,487)
   Interest income                                                       7,565                        10,143
   Minority interest                                                    (1,258)                       (2,046)
                                                                    ----------                    ----------
   Income from continuing operations before income taxes            $  198,784                    $  119,329
                                                                    ==========                    ==========

                                                                    September 30,                 December 31,
                                                                        2008                          2007
                                                                    -------------                 -------------
Total assets:
   United States electrical construction and facilities services    $  440,372                    $  400,403
   United States mechanical construction and facilities services       852,887                       842,306
   United States facilities services                                 1,042,314                     1,001,617
                                                                    ----------                    ----------
   Total United States operations                                    2,335,573                     2,244,326
   Canada construction and facilities services                         162,907                       146,320
   United Kingdom construction and facilities services                 251,971                       268,336
   Other international construction and facilities services                 38                           246
   Corporate administration                                            296,437                       217,631
                                                                    ----------                    ----------
   Total worldwide operations                                       $3,046,926                    $2,876,859
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

The following table presents selected financial data for the three months ended September 30, 2008 and 2007 (in thousands, except percentages and per share data):

                                                              For the three months ended
                                                                     September 30,
                                                              ---------------------------
                                                                 2008             2007
                                                              ----------       ----------
Revenues                                                      $1,720,349       $1,500,798
  Revenues increase from prior year                                 14.6%            21.1%
Operating income                                              $   78,638       $   54,915
  Operating income as a percentage of revenues                       4.6%             3.7%
Net income                                                    $   48,635       $   38,336
Diluted earnings per common share from continuing operations  $     0.72       $     0.55


The results of our operations for the third quarter of 2008 set new Company records for a third quarter in terms of revenues, gross profit, gross margin (gross profit as a percentage of revenues), operating income, operating margin (operating income as a percentage of revenues), net income and diluted earnings per common share. These increases were generally attributable to (a) companies acquired during the last 12 months, (b) improved results of our United Kingdom construction and facilities services segment, (c) increased revenues from, and improved performance by, our United States electrical construction and facilities services segment and (d) increased revenues from, and improved performance by, our United States facilities services operations (excluding companies acquired during the last 12 months). The results of our United Kingdom construction and facilities services segment improved in the 2008 third quarter compared to the year ago quarter primarily due to the completion of rail projects in the United Kingdom in 2007 in connection with which we had incurred losses in 2007. During the third quarter of 2008, companies we acquired during the last 12 months contributed $99.3 million to revenues and $4.7 million to operating income (including $4.5 million of amortization expense attributable to identifiable intangible assets recorded to cost of sales and selling, general and administrative expenses). Companies acquired during the last 12 months, which primarily perform industrial facilities services and mobile mechanical services and are reported within the United States facilities services segment, contributed $61.6 million and $3.5 million to the increases in revenues and operating income, respectively. The balance of the increases in revenues and operating income attributable to companies acquired during the last 12 months are reported within the United States mechanical construction and facilities services segment.

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

Results of Operations

We acquired three companies during the first nine months of 2008 for an aggregate purchase price of $41.5 million. One of the companies primarily provides industrial services to refineries in the southern California market and another company primarily performs mobile mechanical services in central Florida. Both of these companies' results have been included in our United States facilities services reporting segment. The third company is a fire protection company that has been included in our United States mechanical construction and facilities services reporting segment. These acquisitions expand our service and geographical offering capabilities. The acquisitions are not material, individually or in the aggregate, to our results of operations for the periods presented.

Our reportable segments reflect discontinued operations accounting for the three and nine months ended September 30, 2007.

Revenues

The following table presents our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

                                                                       For the three months ended September 30,
                                                                     --------------------------------------------
                                                                                    % of                    % of
                                                                        2008        Total        2007       Total
                                                                     ----------     -----     ----------    -----
Revenues:
   United States electrical construction and facilities services     $  446,742      26%      $  350,447     23%
   United States mechanical construction and facilities services        625,599      36%         604,302     40%
   United States facilities services                                    365,153      21%         265,091     18%
                                                                     ----------               ----------
   Total United States operations                                     1,437,494      84%       1,219,840     81%
   Canada construction and facilities services                          114,861       7%         115,141      8%
   United Kingdom construction and facilities services                  167,994      10%         165,817     11%
   Other international construction and facilities services                  --      --               --     --
                                                                     ----------               ----------
   Total worldwide operations                                        $1,720,349     100%      $1,500,798    100%
                                                                     ==========               ==========

                                                                        For the nine months ended September 30,
                                                                     --------------------------------------------
                                                                                    % of                    % of
                                                                        2008        Total        2007       Total
                                                                     ----------     -----     ----------    -----
Revenues:
   United States electrical construction and facilities services     $1,277,935      25%      $1,007,850     24%
   United States mechanical construction and facilities services      1,854,498      36%       1,684,649     41%
   United States facilities services                                  1,121,815      22%         706,375     17%
                                                                     ----------               ----------
   Total United States operations                                     4,254,248      83%       3,398,874     82%
   Canada construction and facilities services                          317,061       6%         248,592      6%
   United Kingdom construction and facilities services                  533,415      10%         512,053     12%
   Other international construction and facilities services                  --      --               --     --
                                                                     ----------               ----------
   Total worldwide operations                                        $5,104,724     100%      $4,159,519     100%
                                                                     ==========               ==========


As described below in more detail, our revenues for the three months ended September 30, 2008 increased to $1.7 billion compared to $1.5 billion for the three months ended September 30, 2007, and our revenues for the nine months ended September 30, 2008 increased to $5.1 billion compared to $4.2 billion for the nine months ended September 30, 2007. The increase in 2008 revenues compared to 2007 revenues was generally attributable to companies acquired during the last 12 months, increased construction work in the United States for the hospitality and healthcare markets, and increased work by our United States facilities services operations, primarily by those companies performing mobile mechanical services. The revenues of our Canada and United Kingdom construction and facilities services segments also increased for the nine months ended September 30, 2008 compared to the same period in 2007.

Our backlog at September 30, 2008 was $4.42 billion compared to $4.48 billion of backlog at September 30, 2007. Our backlog was $4.49 billion at December 31, 2007. Backlog declines as we perform work on existing contracts and increases with awards of new contracts. The decreases in backlog were primarily due to the cancellation of certain contracts and a decrease in commercial and hospitality contracts, partially offset by increased awards of industrial, transportation, healthcare and water/wastewater construction projects. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of facilities services contracts. However, if the remaining term of a facilities services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only 12 months of revenues.

Revenues of our United States electrical construction and facilities services segment for the three months ended September 30, 2008 increased $96.3 million compared to the three months ended September 30, 2007. The increase in this segment's revenues for the three months ended September 30, 2008 was primarily due to an increase in commercial and industrial contract revenues. Revenues of this segment for the nine months ended September 30, 2008 increased $270.1 million compared to the nine months ended September 30, 2007. The increase in this segment's revenues for the nine months ended September 30, 2008 was primarily attributable to an increase in hospitality, commercial and industrial contract revenues.

Revenues of our United States mechanical construction and facilities services segment for the three months ended September 30, 2008 increased $21.3 million compared to the three months ended September 30, 2007. Revenues of this segment for the nine months ended September 30, 2008 increased $169.8 million compared to the nine months ended September 30, 2007. The increase in this segment's revenues for the three months ended September 30, 2008 was primarily attributable to revenues of $37.7 million from companies acquired during the last 12 months and an increase in healthcare contract revenues, offset by less hospitality contract revenues in the third quarter of 2008 compared to the year ago quarter. The increase in this segment's revenues for the nine months ended September 30, 2008 was primarily attributable to revenues of $100.9 million from companies acquired during the last 12 months and an increase in healthcare contract revenues.

Our United States facilities services revenues increased $100.1 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Revenues of this segment increased $415.4 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The increases in this segment's revenues during the three and nine months ended September 30, 2008 were primarily attributable to revenues of $61.6 million and $345.1 million, respectively, from companies acquired during the last 12 months (most of which were from companies that perform industrial facilities services) and the balance was primarily from our mobile mechanical services operations.

Revenues of our Canada construction and facilities services segment decreased by $0.3 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Revenues of this segment increased $68.5 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The increase in this segment's revenues for the nine months ended September 30, 2008 was primarily attributable to an increase in industrial, power generation and healthcare contract revenues.

United Kingdom construction and facilities services revenues increased $2.2 million for the three months ended September 30, 2008, compared to the three months ended  September  30,  2007.  Revenues of this  segment  increased  $21.4 million for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. The increase in this segment's revenues for the three months ended September 30, 2008 was due to an increase in the amount of government and institutional construction contract revenues, offset by lower industrial work. The increase in this segment's revenues for the nine months ended September 30, 2008 was due to an increase in facilities services work.
These increases were offset by $11.5 million and $10.4 million of decreases in revenues for the three and nine months ended September 30, 2008, respectively, related to the weakening of the British pound against the United States dollar.

Other international construction and facilities services activities consist of operations in the Middle East. All of the current projects in this market are being performed through a joint venture. The results of the joint venture were accounted for under the equity method.

Cost of sales and Gross profit

The following table presents our cost of sales, gross profit, and gross profit as a percentage of revenues (in thousands, except for percentages):

                                                For the three months ended       For the nine months ended
                                                        September 30,                   September 30,
                                               -----------------------------    -----------------------------
                                                  2008               2007          2008              2007
                                               ----------         ----------    ----------         ----------
Cost of sales                                  $1,496,003         $1,331,887    $4,465,242         $3,696,996
Gross profit                                   $  224,346         $  168,911    $  639,482         $  462,523
Gross profit, as a percentage of revenues            13.0%              11.3%         12.5%              11.1%

Our gross profit (revenues less cost of sales) increased $55.4 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Gross profit increased $177.0 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Gross profit as a percentage of revenues was 13.0% and 11.3% for the three months ended September 30, 2008 and 2007, respectively. Gross profit as a percentage of revenues was 12.5% and 11.1% for the nine months ended September 30, 2008 and 2007, respectively. The increase in gross profit for the 2008 periods compared to the 2007 periods was primarily attributable to companies acquired during the last 12 months and increases in revenues from certain other United States operations, as well as improved results from our United Kingdom operations. Companies acquired during the last 12 months contributed $20.2 million and $103.2 million to gross profit for the three and nine months ended September 30, 2008, respectively. Gross profit, as a percentage of revenues (gross margin), also improved as a result of (a) companies acquired during the last 12 months that are reported within the United States facilities services segment and provide services to the industrial market, (b) companies acquired during the last 12 months that are reported within the United States mechanical construction and facilities services segment and (c) improved operating performance by our United Kingdom operations. The improvements in gross profit and gross margin for the nine months ended September 30, 2008 were negatively impacted by $7.9 million of expense in connection with a lawsuit (the "UOSA Action") and increased amortization expense associated with contract backlog of companies acquired during the last 12 months. Further information regarding the UOSA Action is included in Part II - Other Information, Item 1. Legal Proceedings.

Selling, general and administrative expenses

The following table presents our selling, general and administrative expenses, and selling, general and administrative expenses as a percentage of revenues (in thousands, except for percentages):

                                                For the three months ended        For the nine months ended
                                                        September 30,                    September 30,
                                               -----------------------------    -----------------------------
                                                  2008               2007          2008               2007
                                               ----------         ----------    ----------         ----------
Selling, general and administrative expenses   $  145,708         $  113,996    $  437,774         $  348,711
Selling, general and administrative expenses,
  as a percentage of revenues                         8.5%               7.6%          8.6%               8.4%


Our selling, general and administrative expenses for the three months ended September 30, 2008 increased $31.7 million to $145.7 million compared to $114.0 million for the three months ended September 30, 2007, primarily attributable to companies acquired during the last 12 months. Selling, general and administrative expenses as a percentage of revenues were 8.5% for the three months ended September 30, 2008, compared to 7.6% for the three months ended September 30, 2007. Selling, general and administrative expenses as a percentage of revenues were 8.6% for the nine months ended September 30, 2008 compared to 8.4% for the nine months ended September 30, 2007. For the first nine months of 2008, compared to the first nine months of 2007, selling, general and administrative expenses increased by $89.1 million, primarily attributable to companies acquired during the last 12 months. The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2008, compared to the same periods in 2007, was also due to an increase in incentive-based compensation recorded and amortization expense of identifiable intangible assets. The increase for the three month period ended September 30, 2008 was also attributable to a $1.9 million increase in deferred compensation expense during this period, relating to a liability that is valued based upon the current market price of our common stock.

Restructuring expenses

Restructuring expenses, primarily related to employee severance obligations, were zero and $0.07 million for the three and nine months ended September 30, 2008, respectively. Restructuring expenses were zero and $0.09 million for the three and nine months ended September 30, 2007, respectively. As of September 30, 2008, we had no unpaid severance obligations.

Operating income

The following table presents our operating  income (loss),  and operating income
(loss) as a percentage of segment revenues from unrelated entities (in thousands, except for percentages):

                                                                       For the three months ended September 30,
                                                                      -----------------------------------------
                                                                                 % of                   % of
                                                                                Segment                Segment
                                                                        2008    Revenues      2007     Revenues
                                                                      --------  --------    --------   --------
Operating income (loss):
   United States electrical construction and facilities services      $ 33,657    7.5%      $ 21,304     6.1%
   United States mechanical construction and facilities services        31,284    5.0%        33,444     5.5%
   United States facilities services                                    22,725    6.2%        15,113     5.7%
                                                                      --------              --------
   Total United States operations                                       87,666    6.1%        69,861     5.7%
   Canada construction and facilities services                           2,587    2.3%         3,041     2.6%
   United Kingdom construction and facilities services                   4,421    2.6%        (3,244)     --
   Other international construction and facilities services                 --     --           (164)     --
   Corporate administration                                            (16,036)    --        (14,579)     --
   Restructuring expenses                                                   --     --             --      --
                                                                      --------              --------
   Total worldwide operations                                           78,638    4.6%        54,915     3.7%

Other corporate items:
   Interest expense                                                     (2,535)               (1,400)
   Interest income                                                       2,373                 3,566
   Minority interest                                                      (905)                 (931)
                                                                      --------              --------
Income from continuing operations before income taxes                 $ 77,571              $ 56,150
                                                                      ========              ========


                                                                       For the nine months ended September 30,
                                                                      -----------------------------------------
                                                                                 % of                   % of
                                                                                Segment                Segment
                                                                        2008    Revenues      2007     Revenues
                                                                      --------  --------    --------   --------
Operating income (loss):
   United States electrical construction and facilities services      $ 75,742    5.9%      $ 53,409      5.3%
   United States mechanical construction and facilities services        74,226    4.0%        75,271      4.5%
   United States facilities services                                    83,346    7.4%        32,607      4.6%
                                                                      --------              --------
   Total United States operations                                      233,314    5.5%       161,287      4.7%
   Canada construction and facilities services                           8,202    2.6%         2,649      1.1%
   United Kingdom construction and facilities services                  10,459    2.0%        (4,995)      --
   Other international construction and facilities services               (596)    --           (442)      --
   Corporate administration                                            (49,671)    --        (44,687)      --
   Restructuring expenses                                                  (71)    --            (93)      --
                                                                      --------              --------
   Total worldwide operations                                          201,637    4.0%       113,719      2.7%

Other corporate items:
   Interest expense                                                     (9,160)               (2,487)
   Interest income                                                       7,565                10,143
   Minority interest                                                    (1,258)               (2,046)
                                                                      --------              --------
Income from continuing operations before income taxes                 $198,784              $119,329
                                                                      ========              ========

As described below in more detail, operating income increased by $23.7 million for the three months ended September 30, 2008 to $78.6 million compared to operating income of $54.9 million for the three months ended September 30, 2007. Operating income increased by $87.9 million for the nine months ended September 30, 2008 to $201.6 million compared to $113.7 million for the nine months ended September 30, 2007. Operating income as a percentage of revenues ("operating margin") increased to 4.6% for the three months ended September 30, 2008 compared to 3.7% for the three months ended September 30, 2007, and increased to 4.0% for the nine months ended September 30, 2008 compared to 2.7% for the nine months ended September 30, 2007. The improvement in operating margin was in large part due to an increase in operating income attributable to the industrial services and mobile mechanical services companies acquired during the last 12 months that are reported within our United States facilities services segment, as well as to improved operating performance by our international businesses.

United States electrical construction and facilities services operating income of $33.7 million for the three months ended September 30, 2008 increased $12.4 million compared to operating income of $21.3 million for the three months ended September 30, 2007. Operating income of $75.7 million for the nine months ended September 30, 2008 increased $22.3 million compared to operating income of $53.4 million for the nine months ended September 30, 2007. The increases in operating income during the three and nine months ended September 30, 2008 compared to the same periods in 2007 were primarily the result of increases in hospitality and commercial projects. Selling, general and administrative expenses were higher for the three and nine months ended September 30, 2008 compared to the same periods in 2007 principally due to increased incentive-based compensation recorded due to improved earnings.

United States mechanical construction and facilities services operating income for the three months ended September 30, 2008 was $31.3 million, a $2.2 million decrease compared to operating income of $33.4 million for the three months ended September 30, 2007. Operating income for the nine months ended September 30, 2008 was $74.2 million, a $1.0 million decrease compared to operating income of $75.3 million for the nine months ended September 30, 2007. Operating income decreased during the three months ended September 30, 2008 primarily due to significant losses incurred at one of our subsidiaries, which subsidiary was profitable in the comparable period. The decrease in operating income during the nine months ended September 30, 2008 was primarily due to $7.9 million of expense in connection with the UOSA Action and the significant losses incurred at one of our subsidiaries, which subsidiary was profitable in the comparable period. These decreases were offset by increases to operating income by companies acquired during the last 12 months, which contributed $1.2 million and $5.7 million for the three and nine months ended September 30, 2008, respectively. Selling, general and administrative expenses were higher primarily due to companies acquired during the last 12 months. Further information regarding the UOSA Action is included in Part II - Other Information, Item 1. Legal Proceedings.

United States facilities services operating income for the three months ended September 30, 2008 was $22.7 million compared to operating income of $15.1 million for the three months ended September 30, 2007. Operating income for the nine months ended September 30, 2008 was $83.3 million compared to operating income of $32.6 million for the nine months ended September 30, 2007. The increases in operating income during the three and nine months ended September 30, 2008 compared to the prior year periods were primarily due to (a) companies acquired during the last 12 months, which contributed $3.5 million and $44.4 million, respectively, of the increases in operating income, and were primarily attributable to companies that perform industrial facilities services and (b) increased income from our mobile mechanical and commercial site-based services operations. As a result of acquisitions, amortization expense increased by $4.3 million during the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Amortization expense increased by $12.7 million during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Selling, general and administrative expenses increased by $16.3 million and $47.8 million for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007, respectively, primarily due to companies acquired during the last 12 months.

Our Canada construction and facilities services operating income was $2.6 million for the three months ended September 30, 2008, compared to operating income of $3.0 million for the three months ended September 30, 2007. This segment's operating income was $8.2 million for the nine months ended September 30, 2008 compared to operating income of $2.6 million for the nine months ended September 30, 2007. The operating income improvement for the nine months ended September 30, 2008 compared to the same period in 2007 was related to increased revenues mostly attributable to industrial, power generation and healthcare projects that resulted in higher gross margins. Included in the operating income for the nine months ended September 30, 2007 was a $1.4 million gain on sale of property.

Our United Kingdom construction and facilities services operating income for the three months ended September 30, 2008 was $4.4 million compared to an operating loss of $3.2 million for the three months ended September 30, 2007. This segment's operating income was $10.5 million for the nine months ended September 30, 2008 compared to an operating loss of $5.0 million for the nine months ended September 30, 2007. The improvement in operating income was primarily attributable to the completion in 2007 of certain projects of the rail division in connection with which we incurred losses during the three and nine months ended September 30, 2007.

Other international construction and facilities services operating income was breakeven for the three months ended September 30, 2008 compared to an operating loss of $0.2 million for the three months ended September 30, 2007. This segment's operating loss was $0.6 million for the nine months ended September 30, 2008 compared to an operating loss of $0.4 million for the nine months ended September 30, 2007.

Corporate administration expense for the three months ended September 30, 2008 was $16.0 million compared to $14.6 million for the three months ended September 30, 2007. Corporate administrative expense for the nine months ended September 30, 2008 was $49.7 million compared to $44.7 million for the nine months ended September 30, 2007. This increase in expenses was primarily due to increased compensation and corporate initiatives supporting marketing and recruiting programs.

Interest expense for the three months ended September 30, 2008 and 2007 was $2.5 million and $1.4 million, respectively. Interest expense for the nine months ended September 30, 2008 and 2007 was $9.2 million and $2.5 million, respectively. The increase in interest expense was primarily due to interest and debt issuance cost amortization relating to our Term Loan incurred in September 2007 to finance the Ohmstede acquisition. On March 31, 2008, we made a prepayment of indebtedness under the Term Loan of $24.25 million, which resulted in our recording as interest expense accelerated amortization expense related to capitalized debt issuance costs of $0.3 million for the nine months ended September 30, 2008. Interest income for the three months ended September 30, 2008 was $2.4 million compared to $3.6 million for the three months ended September 30, 2007. Interest income for the nine months ended September 30, 2008 was $7.6 million compared to $10.1 million for the nine months ended September 30, 2007. The decrease was primarily related to less cash available in 2008 to invest.

For the three months ended September 30, 2008 and 2007, our income tax provision was $28.9 million and $19.1 million, respectively. For the nine months ended September 30, 2008 and 2007, our income tax provision was $76.9 million and $45.4 million, respectively. The income tax provisions were recorded at effective income tax rates of 38.7% and 38.0%, before certain adjustments, for the nine months ended September 30, 2008 and 2007, respectively. Our income tax rate was 37.3% for the three months ended September 30, 2008 and was lower than the effective income tax rate of 38.7% for the nine months ended September 30, 2008, primarily due to a reduction in the valuation allowance for Canadian deferred tax assets, partially offset by an increase in the liability for unrecognized income tax benefits for fiscal 2008. Our income tax rate was 34.0% for the three months ended September 30, 2007 and was lower than the effective income tax rate of 38.0% for the nine months ended September 30, 2007, primarily due to a reduction in the United Kingdom income before income taxes for fiscal 2007.

Liquidity and Capital Resources

The following table presents our net cash provided by (used in) operating activities, investing activities and financing activities (in thousands):

                                                                      For the nine months ended
                                                                             September 30,
                                                                    -----------------------------
                                                                       2008               2007
                                                                    ----------         ----------
Net cash provided by operating activities                           $ 199,703          $ 132,740
Net cash used in investing activities                               $ (73,565)         $(500,763)
Net cash (used in) provided by financing activities                 $ (24,865)         $ 314,263
Effect of exchange rate changes on cash and cash equivalents        $ (12,061)         $   3,102

Our consolidated cash balance increased by approximately $89.2 million from $251.6 million at December 31, 2007 to $340.8 million at September 30, 2008. The $199.7 million in net cash provided by operating activities for the nine months ended September 30, 2008, which increased $67.0 million when compared to $132.7 million in net cash provided by operating activities for the nine months ended September 30, 2007, was primarily due to an increase in net income. Net cash used in investing activities of $73.6 million for the nine months ended September 30, 2008 decreased $427.2 million compared to $500.8 million used in the nine months ended September 30, 2007 and was primarily due to a $445.1 million decrease in payments for acquisitions of businesses, related identifiable intangible assets and payments pursuant to related earn-out agreements, partially offset by a $10.8 million increase in amounts paid for the purchase of property, plant and equipment. Net cash used in financing activities of $24.9 million for the nine months ended September 30, 2008 increased $339.1 million compared to net cash provided by financing activities of $314.3 million for the nine months ended September 30, 2007 and was primarily attributable to the $300.0 million of long-term debt incurred during 2007 to finance part of the Ohmstede acquisition, a $6.4 million decrease in proceeds from exercise of stock options and a $9.2 million decrease in excess tax benefits from share-based compensation.

The following is a summary of material contractual obligations and other commercial commitments (in millions):

                                                          Payments Due by Period
                                                   ----------------------------------
                                                     Less
          Contractual                                than      1-3     4-5     After
          Obligations                    Total      1 year    years   years   5 years
--------------------------------       --------    -------   ------   -----   -------

Term Loan                              $  198.5    $  3.0    $195.5   $  --   $   --
Other long-term debt                        0.1       0.1        --      --       --
Capital lease obligations                   2.0       0.8       1.0     0.2       --
Operating leases                          226.4      55.8      83.0    43.1     44.5
Open purchase obligations (1)             914.7     675.7     230.6     8.3      0.1
Other long-term obligations (2)           249.0      29.1     198.5    21.4       --
Liabilities related to uncertain
  income tax positions                     13.3       2.7      10.6      --       --
                                       --------    ------    ------   -----   ------
Total Contractual Obligations          $1,604.0    $767.2    $719.2   $73.0   $ 44.6
                                       ========    ======    ======   =====   ======

                                                                Amount of
                                                     Commitment Expiration by Period
                                                   ----------------------------------
                                                     Less
        Other Commercial                 Total       than      1-3     4-5     After
          Commitments                 Committed     1 year    years   years   5 years
--------------------------------      ---------    -------   ------   -----   -------

Revolving Credit Facility (3)          $     --    $   --    $   --   $  --   $   --
Letters of credit                          47.9        --      47.9      --       --
Guarantees                                 25.0        --        --      --     25.0
                                       --------    ------    ------   -----   ------
Total Commercial Obligations           $   72.9    $   --    $ 47.9   $  --   $ 25.0
                                       ========    ======    ======   =====   ======


(1) Represents open purchase orders for material and subcontracting costs related to construction and service contracts. These purchase orders are not reflected in EMCOR's condensed consolidated balance sheets and should not impact future cash flows, as amounts will be recovered through customer billings.
(2) Represents primarily insurance related liabilities, a pension plan liability and liabilities for unrecognized income tax benefits, classified as other long-term liabilities in the condensed consolidated balance sheets. Cash payments for insurance related liabilities may be payable beyond three years, but it is not practical to estimate these payments. We provide funding to our pension plans based on at least the minimum funding required by applicable regulations. In determining the minimum required funding, we utilize current actuarial assumptions and exchange rates to forecast estimates of amounts that may be payable for up to five years in the future. In our judgment, minimum funding estimates beyond a five year time horizon cannot be reliably estimated, and, therefore, have not been included in the table.
(3) We classify these borrowings as short-term on our condensed consolidated balance sheets because of our intent and ability to repay the amounts on a short-term basis. As of September 30, 2008, there were no borrowings outstanding under the Revolving Credit Facility.

Our revolving credit agreement (the "Revolving Credit Facility") provides for a credit facility of $375.0 million. As of September 30, 2008 and December 31, 2007, we had approximately $47.9 million and $53.8 million of letters of credit outstanding, respectively, under the Revolving Credit Facility. There were no borrowings under the Revolving Credit Facility as of September 30, 2008 and December 31, 2007.

On September 19, 2007, we entered into an agreement providing for a $300.0 million Term Loan. The proceeds were used to pay a portion of the consideration for the acquisition of Ohmstede and costs and expenses incident thereto. The Term Loan contains covenants, representations and warranties and events of default. The Term Loan covenants require, among other things, maintenance of certain financial ratios and contain certain restrictions with respect to payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We are required to make principal payments on the Term Loan in installments on the last day of March, June, September and December of each year, commencing March 2008 in the amount of $0.75 million, together with interest on the then outstanding principal amount. A final payment comprised of all remaining principal and interest is due on October 17, 2010. The Term Loan is secured by substantially all of our assets and substantially all of the assets of substantially all of our U.S. subsidiaries. The Term Loan bears interest at (1) the prime commercial lending rate announced by Bank of Montreal from time to time (5.0% at September 30, 2008) plus 0.0% to 0.5% based on certain financial tests or (2) U.S. dollar LIBOR (3.7% at September 30, 2008) plus 1.0% to 2.25% based on certain financial tests. The interest rate in effect at September 30, 2008 was 4.7%. We have made prepayments of $99.25 million, and mandatory payments of $2.25 million, to reduce the balance of the Term Loan to $198.5 million at September 30, 2008.

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

The terms of our construction contracts frequently require that we obtain from surety companies ("Surety Companies") and provide to our customers payment and performance bonds ("Surety Bonds") as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of September 30, 2008, based on our percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, had there been defaults on all our existing contractual obligations, would have been approximately $1.5 billion. The Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.

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

Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain our Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient or to enable us to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. However, negative macroeconomic trends may have an adverse effect on liquidity. In addition to managing borrowings, our focus on the facilities services market is intended to provide an additional buffer against economic downturns inasmuch as much of our facilities services business is characterized by annual and multi-year contracts that provide a more predictable stream of cash flow than the construction business. Short-term liquidity is also impacted by the type and length of construction contracts in place. During past economic downturns, there were typically fewer small discretionary projects from the private sector, and companies like us aggressively bid more large long-term infrastructure and public sector contracts. Performance of long duration contracts typically requires working capital until initial billing milestones are achieved. While we strive to maintain a net over-billed position with our customers, there can be no assurance that a net over-billed position can be maintained; however, we have been successful during the 2007 and 2008 periods of strong demand for non-residential construction services in substantially increasing our net over-billed position. Our net over-billings, defined as the balance sheet accounts "billings in excess of costs and estimated earnings on uncompleted contracts" less "cost and estimated earnings in excess of billings on uncompleted contracts", were $553.8 million and $427.5 million as of September 30, 2008 and December 31, 2007, respectively.

Long-term liquidity requirements can be expected to be met through cash generated from operating activities and our Revolving Credit Facility. Based upon our current credit ratings and financial position, we can reasonably expect to be able to incur long-term debt to fund acquisitions. Over the long term, our primary revenue risk factor continues to be the level of demand for non-residential construction services, which is in turn influenced by macroeconomic trends including interest rates and governmental economic policy. In addition, our ability to perform profitable work is critical to meeting long-term liquidity requirements.

We believe that current cash balances and borrowing capacity available under the Revolving Credit Facility or other forms of financing available through borrowings, combined with cash expected to be generated from operations, will be sufficient to provide short-term and foreseeable long-term liquidity and meet expected capital expenditure requirements. However, we are a party to lawsuits and other proceedings in which other parties seek to recover from us amounts ranging from a few thousand dollars to over $70.0 million. If we were required to pay damages in one or more such proceedings, such payments could have a material adverse effect on our financial position, results of operations and/or cash flows.

Certain Insurance Matters

As of September 30, 2008 and December 31, 2007, we utilized approximately $46.3 million and $48.2 million, respectively, of letters of credit obtained under our Revolving Credit Facility as collateral for our insurance obligations.

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

Application of Critical Accounting Policies

The condensed consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are described in Note B - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of the annual report on Form 10-K for the year ended December 31, 2007. There was no initial adoption of any accounting policies during the nine months ended September 30, 2008, except for the adoption of Statement 157 and Statement 159. We believe that some of the more critical judgment areas in the application of accounting policies that affect our financial condition and results of operations are estimates and judgments pertaining to: (a) revenue recognition from (i) long-term construction contracts for which the percentage-of-completion method of accounting is used and (ii) services contracts; (b) collectibility or valuation of accounts receivable; (c) insurance liabilities; (d) income taxes; and (e) goodwill and intangible assets.

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

Accounts Receivable

We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of the past due balances. The provision for bad debts during the nine months ended September 30, 2008 increased $6.2 million compared to the nine months ended September 30, 2007. At September 30, 2008 and December 31, 2007, accounts receivable of $1,489.5 million and $1,435.3 million, respectively, included allowances of $28.4 million and $27.0 million, respectively. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to deterioration of its financial condition or its credit ratings. The allowance requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis and as additional information is received.

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

Income Taxes

We have net deferred tax liabilities primarily resulting from deductible temporary differences of $11.0 million and $25.0 million at September 30, 2008 and December 31, 2007, respectively, which will increase our taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. As of September 30, 2008 and December 31, 2007, the total valuation allowance was approximately $5.3 million and $8.6 million, respectively. The reduction of the valuation allowance is primarily related to the determination that certain deferred tax assets in Canada are more likely than not to be realized based upon cumulative earnings and forecasted future earnings.

Goodwill and Intangible Assets

As of September 30, 2008, we had $574.4 million and $270.8 million, respectively, of goodwill and net identifiable intangible assets (primarily based on the market values of our contract backlog, developed technology, customer relationships, non-competition agreements and trade names), primarily arising out of the acquisition of companies. As of December 31, 2007, goodwill and net identifiable intangible assets were $563.9 million and $252.1 million, respectively. The increases in the goodwill and net identifiable intangible assets (net of accumulated amortization) since December 31, 2007 were related to the acquisition of three companies during the first nine months of 2008, pending completion of final valuation and purchase price adjustments. In addition, goodwill increased due to an earn-out payment related to a prior year acquisition. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies. FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142") requires goodwill and other intangible assets with indefinite useful lives not be amortized, but instead must be tested at least annually for impairment (which we test each October 1), and be written down if impaired, rather than amortized as previous standards required. Furthermore, Statement 142 requires that identifiable intangible assets with finite lives be amortized over their useful lives. Changes in strategy and/or market conditions may result in adjustments to recorded intangible asset balances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of September 30, 2008, we did not have any derivative instruments. We did not use any material derivative financial instruments during the nine months ended September 30, 2007, including trading or speculation on changes in interest rates, or commodity prices of materials used in our business.

We are exposed to market risk for changes in interest rates for borrowings under the Revolving Credit Facility and the Term Loan. Borrowings under the Revolving Credit Facility and the Term Loan bear interest at variable rates, and the fair value of borrowings are not affected by changes in market interest rates. As of September 30, 2008, there were no borrowings outstanding under the Revolving Credit Facility and the balance on the Term Loan was $198.5 million. Both instruments bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (5.0% at September 30, 2008) plus 0.0% to 0.5% based on certain financial tests or (2) United States dollar LIBOR (3.7% at September 30, 2008) plus 1.0% to 2.25% based on certain financial tests. The interest rates in effect at September 30, 2008 were 5.0% and 4.7% for the prime commercial lending rate and the United States dollar LIBOR, respectively. Letter of credit fees issued under the Revolving Credit Facility range from 1.0% to 2.25% of the respective face amounts of the letters of credit issued and are charged based on the type of letter of credit issued and certain financial tests. The Revolving Credit Facility and the Term Loan expire in October 2010. There is no guarantee that we will be able to renew the Revolving Credit Facility at its expiration. Based on the $198.5 million borrowings outstanding on the Term Loan, if the overall interest rates were to increase by 1.0%, the net of tax interest expense would increase approximately $1.2 million in the next twelve months. Conversely, if the overall interest rates were to decrease by 1.0%, interest expense, net of income taxes, would decrease by approximately $1.2 million in the next twelve months.

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

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. - OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

Except as indicated below, there have been no material developments during the quarter ended September 30, 2008 regarding legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2007 or in our Form 10-Q for the quarter ended June 30, 2008.

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

In June 2005, the trial judge ordered that related claims asserted by the Joint Venture against UOSA for breach of the Contract and for recovery of amounts withheld by UOSA in respect to payments owing to the Joint Venture under the Contract should be pursued in a separate trial. UOSA subsequently filed a claim pursuant to a Virginia statute for recovery of most of its attorneys' fees associated with that pending trial. All of these claims have been tried before a jury, which in May 2008, rendered a verdict resulting in a net award to UOSA of approximately $1.3 million, of which approximately one-half is payable by the Company. On July 14, 2008, the Joint Venture filed a motion requesting (a) that, notwithstanding the verdict, the trial judge award it amounts relating to certain of the Joint Venture's claims and vacate the award to UOSA of its claim for attorney's fees, or, in the alternative, set aside the verdict with respect to those claims and the award to UOSA and order a new trial with respect to such matters and (b) that the rest of the verdict be set aside and a new trial be held with respect to the claims as to which such portion of the verdict related.

On September 25, 2008, the trial judge denied the Joint Venture's motions and entered a final order in the litigation. The Joint Venture is now seeking to have the decisions of the trial judge resulting in the September 25, 2008 final order reversed on appeal to the Virginia Supreme Court, with a view towards granting a new trial or, alternatively, granting certain specific relief to the Joint Venture without the need for a new trial. However, there is no assurance that the Virginia Supreme Court will hear the appeal or, if the appeal is heard, it will be resolved in favor of the Joint Venture.

ITEM 6.  EXHIBITS.

Exhibit                                                                    Incorporated By Reference to or
   No.         Description                                                            Page Number
-----------    --------------------------------------------------------    -------------------------------------------

2(a-1)         Purchase Agreement dated as of February 11, 2002 by         Exhibit 2.1 to EMCOR Group, Inc.'s ("EMCOR")
               and among Comfort Systems USA, Inc. and EMCOR-CSI           Report on Form 8-K dated February 14, 2002
               Holding Co.

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

3(a-5)         Amendment dated September 18, 2007 to the Restated          Exhibit A to EMCOR's Proxy Statement dated
               Certificate of Incorporation                                August 17, 2007 for Special Meeting of
                                                                           Stockholders held September 18, 2007

3(b)           Amended and Restated By-Laws                                Exhibit 3(b) to EMCOR's Annual Report on
                                                                           Form 10-K for the year ended December 31,
                                                                           1998 ("1998 Form 10-K")

4(a)           U.S. $375,000,000 (originally U.S. $350,000,000) Credit     Exhibit 4 to EMCOR's Report on Form 8-K
               Agreement dated October 14, 2005 by and among EMCOR         (Date of Report October 17, 2005)
               Group, Inc. and certain of its subsidiaries and Harris
               N.A. individually and as Agent for the Lenders which are
               or became parties thereto (the "Credit Agreement")

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

4(h)           Term Loan Agreement dated as of September 19, 2007          Exhibit 4.1(a) to EMCOR's Form 8-K (Date of
               among EMCOR, Bank of Montreal, as Administrative            Report September 19, 2007)
               Agent, and the several financial institutions listed on
               the signature pages thereof

4(i)           Second Amended and Restated Security Agreement dated as     Exhibit 4.1(b) to EMCOR's Form 8-K (Date of
               of September 19, 2007 among EMCOR, certain of its U.S.      Report September 19, 2007)
               subsidiaries, and Harris N.A., as Agent

4(j)           Second Amended and Restated Pledge Agreement dated as of    Exhibit 4.1(c) to EMCOR's Form 8-K (Date of
               September 19, 2007 among EMCOR, certain of its  U.S.        Report September 19, 2007)
               subsidiaries, and Harris N.A., as Agent

4(k)           Guaranty Agreement by certain of EMCOR's U.S.               Exhibit 4.1(d) to EMCOR's Form 8-K (Date of
               subsidiaries in favor of Harris N.A., as Agent              Report September 19, 2007)

4(l)           First Amendment dated as of September 19, 2007 to           Exhibit 4.1(e) to EMCOR's Form 8-K (Date of
               Amended and Restated Credit Agreement effective             Report September 19, 2007)
               October 14, 2005 among EMCOR, Harris N.A., as Agent,
               and certain other lenders party thereto

10(a)          Severance Agreement between EMCOR and Frank T.              Exhibit 10.2 to EMCOR's Report on Form 8-K
               MacInnis                                                    (Date of Report April 25, 2005) ("April
                                                                           2005 Form 8-K")

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

10(d)          Letter Agreement dated October 12, 2004 between             Exhibit 10.1 to EMCOR's Report on Form 8-K
               Anthony Guzzi and EMCOR (the "Guzzi Letter                  (Date of Report October 12, 2004)
               Agreement")

10(e)          Form of Confidentiality Agreement between Anthony           Exhibit C to the Guzzi Letter Agreement
               Guzzi and EMCOR

10(f)          Form of Indemnification Agreement between EMCOR and         Exhibit F to the Guzzi Letter Agreement
               each of its officers and directors

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

10(j-2)        Amendment to Section 9 of the 1997 Option Plan              Exhibit 10(i-2) to 2000 Form 10-K

10(k)          1997 Stock Plan for Directors                               Exhibit 10(1) to 1999 Form 10-K

10(l-1)        Continuity Agreement dated as of June 22, 1998              Exhibit 10(a) to EMCOR's Quarterly Report
               between Frank T. MacInnis and EMCOR ("MacInnis              on Form 10-Q for the quarter ended June 30,
               Continuity Agreement")                                      1998 ("June 1998 Form 10-Q")

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

10(m-2)        Amendment dated as of May 4, 1999 to Cammaker               Exhibit 10(i) to the June 1999 Form 10-Q
               Continuity Agreement

10(m-3)        Amendment dated as of March 1, 2007 to Cammaker             Exhibit 10(m-3) to the March 2007 Form 10-Q
               Continuity Agreement

10(n-1)        Continuity Agreement dated as of June 22, 1998              Exhibit 10(f) to the June 1998 Form 10-Q
               between R. Kevin Matz and EMCOR ("Matz Continuity
               Agreement")

10(n-2)        Amendment dated as of May 4, 1999 to Matz Continuity        Exhibit 10(m) to the June 1999 Form 10-Q
               Agreement

10(n-3)        Amendment dated as of January 1, 2002 to Matz               Exhibit 10(o-3) to EMCOR's Quarterly
               Continuity Agreement                                        Report on Form 10-Q for the quarter ended
                                                                           March 31, 2002 ("March 2002 Form 10-Q")

10(n-4)        Amendment dated as of March 1, 2007 to Matz                 Exhibit 10(n-4) to the March 2007 Form 10-Q
               Continuity Agreement

10(o-1)        Continuity Agreement dated as of June 22, 1998              Exhibit 10(g) to the June 1998 Form 10-Q
               between Mark A. Pompa and EMCOR ("Pompa Continuity
               Agreement")

10(o-2)        Amendment dated as of May 4, 1999 to Pompa                  Exhibit 10(n) to the June 1999 Form 10-Q
               Continuity Agreement

10(o-3)        Amendment dated as of January 1, 2002 to Pompa              Exhibit 10(p-3) to the March 2002 Form 10-Q
               Continuity Agreement


Exhibit                                                                    Incorporated By Reference to or
   No.         Description                                                            Page Number
-----------    --------------------------------------------------------    -------------------------------------------

10(o-4)        Amendment dated as of March 1, 2007 to Pompa                Exhibit 10(o-4) to the March 2007 Form 10-Q
               Continuity Agreement

10(p-1)        Change of Control Agreement dated as of October 25,         Exhibit E to the Guzzi Letter Agreement
               2004 between Anthony Guzzi ("Guzzi") and EMCOR
               ("Guzzi Continuity Agreement")

10(p-2)        Amendment dated as of March 1, 2007 to Guzzi                Exhibit 10(p-2) to the March 2007 Form 10-Q
               Continuity Agreement

10(q-1)        Executive Stock Bonus Plan, as amended (the "Stock          Exhibit 4.1 to EMCOR's Registration
               Bonus Plan")                                                Statement on Form S-8 (No. 333-112940)
                                                                           filed with the Securities and Exchange
                                                                           Commission of February 18, 2004 ("2004
                                                                           Form S-8")

10(q-2)        Amendment to Executive Stock Bonus Plan                     Exhibit 10(s-2) to the March 2007 Form 10-Q

10(q-3)        Form of Certificate Representing Restrictive Stock          Exhibit 10.1 to EMCOR's Report on Form 8-K
               Units ("RSU's") issued under the Stock Bonus Plan           (Date of Report March 4, 2005) ("March 4,
               Manditorily Awarded                                         2005 Form 8-K")

10(q-4)        Form of Certificate Representing RSU's issued under         Exhibit 10.2 to March 4, 2005 Form 8-K
               the Stock Bonus Plan Voluntarily Awarded

10(r)          Incentive Plan for Senior Executive Officers of             Exhibit 10.3 to March 4, 2005 Form 8-K
               EMCOR Group, Inc. ("Incentive Plan for Senior
               Executives")

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

10(j)(j-2)     Certificate dated March 24, 2008 evidencing Phantom         Exhibit 10(j)(j-2) to the March 2008 Form
               Stock Unit Award to Anthony J. Guzzi                        10-Q

10(k)(k)       Certificate dated March 24, 2008 evidencing Stock           Exhibit 10(k)(k) to the March 2008 Form
               Unit Award to Frank T. MacInnis                             10-Q

10(l)(l)       EMCOR Group, Inc. Employee Stock Purchase Plan              Exhibit C to EMCOR's Proxy Statement for
                                                                           its Annual Meeting held June 18, 2008


Exhibit                                                                    Incorporated By Reference to or
   No.         Description                                                            Page Number
-----------    --------------------------------------------------------    -------------------------------------------

11             Computation of Basic EPS and Diluted EPS for the            Note E of the Notes to the Condensed
               three and nine months ended September 30, 2008 and          Consolidated Financial Statements
               2007

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


Date: October 23, 2008
                                               EMCOR GROUP, INC.
                               -------------------------------------------------
                                                 (Registrant)


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

Date:  October 23, 2008
                                                    /s/FRANK T. MACINNIS
                                           -------------------------------------
                                                      Frank T. MacInnis
                                                   Chairman of the Board of
                                                        Directors and
                                                    Chief Executive Officer

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

Date:  October 23, 2008
                                                      /s/MARK A. POMPA
                                           -------------------------------------
                                                        Mark A. Pompa
                                                 Executive Vice President and
                                                   Chief Financial Officer

                                                                    Exhibit 32.1





                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of EMCOR Group, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank T. MacInnis, Chairman of the Board of Directors and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:    October 23, 2008                          /s/FRANK T. MACINNIS
                                             -----------------------------------
                                                     Frank T. MacInnis
                                                  Chairman of the Board of
                                                       Directors and
                                                  Chief Executive Officer

                                                                    Exhibit 32.2





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of EMCOR Group, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark A. Pompa, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:    October 23, 2008                           /s/MARK A. POMPA
                                             -----------------------------------
                                                      Mark A. Pompa
                                               Executive Vice President and
                                                 Chief Financial Officer