Form 10-K
period 2008-12-31
EMCOR GROUP INC
filed 2009-02-26
CIK 105634

==============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

                                --------------

                ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM       TO

                        COMMISSION FILE NUMBER 1-8267

                                --------------

                              EMCOR GROUP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                --------------


                DELAWARE                                            11-2125338
     (State or Other Jurisdiction of                             (I.R.S. Employer
     Incorporation or Organization)                            Identification No.)

            301 MERRITT SEVEN                                       06851-1092
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

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large Accelerated Filer [X] Accelerated Filer [ ] Non-Accelerated Filer [ ] Small Reporting Company [ ]

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

   The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,516,000,000 as of the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price on the New York Stock Exchange reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock (based solely on filings of such 5% holders) have been excluded from such calculation as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   Number of shares of the registrant's common stock outstanding as of the close of business on February 23, 2009: 65,636,087 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE

   Part III. Portions of the definitive proxy statement for the 2009 Annual Meeting of Stockholders, which document will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K relates, are incorporated by reference into Items 10 through 14 of Part III of this Form 10-K.

==============================================================================

                                                       TABLE OF CONTENTS

                                                                                                                        PAGE
                                                                                                                        ----

                                                             PART I
Item 1.    Business
             General.................................................................................................     1
             Operations..............................................................................................     2
             Competition.............................................................................................     4
             Employees...............................................................................................     5
             Backlog.................................................................................................     5
             Available Information...................................................................................     5
Item 1A.   Risk Factors .............................................................................................     6
Item 1B.   Unresolved Staff Comments ................................................................................    11
Item 2.    Properties ...............................................................................................    12
Item 3.    Legal Proceedings ........................................................................................    15
Item 4.    Submission of Matters to a Vote of Security Holders ......................................................    15
           Executive Officers of the Registrant .....................................................................    16

                                                            PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
             Securities .............................................................................................    17
Item 6.    Selected Financial Data ..................................................................................    19
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations ....................    20
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk ...............................................    33
Item 8.    Financial Statements and Supplementary Data ..............................................................    35
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .....................    69
Item 9A.   Controls and Procedures ..................................................................................    69
Item 9B.   Other Information ........................................................................................    69

                                                            PART III
Item 10.   Directors, Executive Officers and Corporate Governance ...................................................    70
Item 11.   Executive Compensation ...................................................................................    70
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ...........    70
Item 13.   Certain Relationships and Related Transactions, and Director Independence ................................    70
Item 14.   Principal Accounting Fees and Services ...................................................................    70

                                                            PART IV
Item 15.   Exhibits and Financial Statement Schedules ...............................................................    71

                     [This Page Intentionally Left Blank]

                          FORWARD-LOOKING STATEMENTS

   Certain information included in this report, or in other materials we have filed or will file with the Securities and Exchange Commission (the "SEC") (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Such statements are being made pursuant to the 1995 Act and with the intention of obtaining the benefit of the "Safe Harbor" provisions of the 1995 Act. Forward-looking statements are based on information available to us and our perception of such information as of the date of this report and our current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "may," "can," "could," "might," variations of such wording and other words or phrases of similar meaning in connection with a discussion of our future operating or financial performance, and other aspects of our business, including market share growth, gross profit, project mix, projects with varying profit margins, selling, general and administrative expenses, and trends in our business and other characterizations of future events or circumstances. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in press releases, in our presentations, on our web site and in other material released to the public. Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are only predictions and are subject to risks, uncertainties and assumptions, including those identified below in the "Risk Factors" section, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, and other sections of this report, and in our Forms 10-Q for the three months ended March 31, 2008, June 30, 2008 and September 30, 2008 and in other reports filed by us from time to time with the SEC as well as in press releases, in our presentations, on our web site and in other material released to the public. Such risks, uncertainties and assumptions are difficult to predict, beyond our control and may turn out to be inaccurate causing actual results to differ materially from those that might be anticipated from our forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.

                     [This Page Intentionally Left Blank]

                                    PART I

ITEM 1. BUSINESS

   References to the "Company," "EMCOR," "we," "us," "our" and words of similar import refer to EMCOR Group, Inc. and its consolidated subsidiaries unless the context indicates otherwise.

GENERAL

   We are one of the largest electrical and mechanical construction and facilities services firms in the United States, Canada, the United Kingdom and in the world. In 2008, we had revenues of approximately $6.8 billion. We provide services to a broad range of commercial, industrial, utility and institutional customers through approximately 75 principal operating subsidiaries and joint venture entities. Our offices are located throughout the United States, in Canada and in the United Kingdom. In the Middle East, we carry on business through a joint venture. Our executive offices are located at 301 Merritt Seven, Norwalk, Connecticut 06851-1092, and our telephone number at those offices is (203) 849-7800.

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

   Our facilities services businesses, which support the operation of a customer's facilities, include:

     o  Industrial maintenance and services;

     o  Outage services to utilities and industrial plants;

     o  Commercial and government site-based operations and maintenance;

     o  Military base operations support services;

     o  Mobile maintenance and services;

     o  Facilities management;

     o  Installation and support for building systems;

     o  Technical consulting and diagnostic services;

     o  Small modification and retrofit projects;

     o  Retrofit projects to comply with clean air laws;

     o  Program development, management and maintenance for energy systems;
        and

     o Shop and on-site field services for refineries and petrochemical plants.

   These facilities services are provided to a wide range of commercial, industrial, utility and institutional facilities, including those to which we also provide construction services and others to which construction services are provided by others. Our varied facilities services are frequently combined to provide integrated service packages, which include operations and maintenance, mobile mechanical services, energy management and facility improvement programs.

   We provide construction services and facilities services directly to corporations, municipalities and other governmental entities, owners/developers and tenants of buildings. We also provide these services indirectly by acting as a subcontractor to general contractors, systems suppliers, property managers and other subcontractors. Worldwide, as of December 31, 2008, we had approximately 28,000 employees.

   Our revenues are derived from many different customers in numerous industries, which have operations in several different geographical areas. Of our 2008 revenues, approximately 84% were generated in the United States and approximately 16% were generated internationally. In 2008, approximately 49% of revenues were derived from new construction projects, 21% were derived from renovation and retrofit of customer's existing facilities and 30% were derived from facilities services operations.

   The broad scope of our operations is more particularly described below. For information regarding the revenues, operating income and total assets of each of our segments with respect to each of the last three fiscal years, and our revenues and assets attributable to the United States, Canada, the United Kingdom and all other foreign countries, see Note N -- Segment Information of the notes to consolidated financial statements included in this report.

OPERATIONS

   The electrical and mechanical construction services industry has grown over the years due principally to the increased content, complexity and sophistication of electrical and mechanical systems, as well as the installation of more technologically advanced voice and data communications, lighting and environmental control systems in all types of facilities in large part due to the integration of digital processing and information technology in all types of projects. For these reasons, buildings need extensive electrical distribution systems. In addition, advanced voice and data communication systems require more sophisticated power supplies and extensive low-voltage and fiber-optic communications cabling. Moreover, the need for substantial environmental controls within a building, due to the heightened need for climate control to maintain extensive computer systems at optimal temperatures, and the demand for energy savings and environmental control in individual spaces have over the years expanded opportunities for our electrical and mechanical services businesses. The demand for these services is typically driven by non-residential construction and renovation activity. Total spending in the United States for non-residential construction exceeded $712.0 billion in 2008, an increase of 11.8% from such spending in 2007, according to the United States Census Bureau. This increase in spending has been driven by, among other things, lower office and commercial vacancy rates, higher manufacturing utilization rates and institutional and governmental infrastructure spending.

   Electrical and mechanical construction services primarily involve the design, integration, installation and start-up of: (a) electric power transmission and distribution systems, including power cables, conduits, distribution panels, transformers, generators, uninterruptible power supply systems and related switch gear and controls; (b) premises electrical and lighting systems, including fixtures and controls; (c) low-voltage systems, such as fire alarm, security and process control systems; (d) voice and data communications systems, including fiber-optic and low-voltage cabling; (e) roadway and transit lighting and fiber-optic lines; (f) heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems;
(g) fire protection systems; (h) plumbing, process and high-purity piping systems; (i) water and wastewater treatment systems; and (j) central plant heating and cooling systems.

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

   Our United States electrical and mechanical construction services operations accounted for about 58% of our 2008 revenues, of which revenues approximately 69% were related to new construction and approximately 31% were related to renovation and retrofit projects. Our United Kingdom and Canada electrical and mechanical construction services operations accounted for approximately 12% of our 2008 revenues, of which revenues approximately 76% were related to new construction and approximately 24% were related to renovation and retrofit projects. We provide electrical and mechanical construction services for both large and small installation and renovation projects. Our largest projects include those: (a) for institutional use (such as water and wastewater treatment facilities, hospitals, correctional facilities and research laboratories); (b) for industrial use (such as pharmaceutical plants, steel, pulp and paper mills, chemical, food, automotive and semiconductor manufacturing facilities and oil refineries);
(c) for transportation projects (such as highways, airports and transit systems); (d) for commercial use (such as office buildings, data centers, hotels, casinos, convention centers, sports stadiums, shopping malls and resorts); and (e) for power generation and energy management projects. Our largest projects, which typically range in size from $10.0 million up to and occasionally exceeding $150.0 million and are frequently multi-year projects, represented about 37% of our construction services revenues in 2008.

   Our projects of less than $10.0 million accounted for approximately 63% of our 2008 electrical and mechanical construction services revenues. These projects are typically completed in less than one year. They usually involve electrical and mechanical construction services when an end-user or owner undertakes construction or modification of a facility to accommodate a specific use. These projects frequently require electrical and mechanical systems to meet special needs such as critical systems power supply, fire protection systems, special environmental controls and high-purity air systems, sophisticated electrical and mechanical systems for data centers, trading floors in financial services businesses, new production lines in manufacturing plants and office arrangements in existing office buildings. They are not usually dependent upon the new construction market. Demand for these projects and types of services is often prompted by the expiration of leases, changes in technology or changes in the customer's plant or office layout in the normal course of a customer's business.

   We have expanded our United States fire protection systems business through acquisitions in 2008, 2007 and 2006. In 2008, our fire protection systems business revenues were over $250.0 million, and these revenues are included in our United States mechanical construction and facilities services segment.

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

   Our United States facilities services businesses provide facilities services to a wide range of commercial, industrial and institutional facilities, including both those for which we have provided construction services and those for which construction services were provided by others. Facilities services are frequently bundled to provide integrated service packages and are provided on a mobile basis or by our employees based at customer sites.

   These facilities services, which generated approximately 30% of our 2008 revenues, are provided to owners, operators, tenants and managers of all types of facilities both on a contract basis for a specified period of time and on an individual task order basis. Of our 2008 facilities services revenues, approximately 85% were generated in the United States and approximately 15% were generated internationally.

   Our facilities services operations have built on our traditional electrical and mechanical services operations, facilities services activities at our electrical and mechanical contracting subsidiaries, and our client relationships, as well as acquisitions, to expand the scope of services being offered and to develop packages of services for customers on a regional, national and global basis.

   Our United States facilities services division offers a broad range of facilities services, including maintenance and service of electrical and mechanical systems, which we have historically provided to customers following completion of construction projects, industrial maintenance and services, including outage services to utilities and industrial plants, commercial and government site-based operations and maintenance, military base operations support services, mobile maintenance and services, facilities management, installation and support for building systems, technical consulting and diagnostic services, small modification and retrofit projects, retrofit projects to comply with clean air laws, and program development, management and maintenance of energy systems.

   Demand for our facilities services is driven by customers' decisions to focus on their own core competencies, customers' programs to reduce costs, the increasing technical complexity of their facilities and their mechanical, electrical, voice and data and other systems, and the need for increased reliability, especially in electrical and mechanical systems. These trends have led to outsourcing and privatization programs whereby customers in both the private and public sectors seek to contract out those activities that support, but are not directly associated with, the customer's core business. Our clients requiring facilities services include the federal government, utilities, independent power producers, refineries, pulp and paper producers and major corporations engaged in information technology, telecommunications, pharmaceuticals, petrochemicals, financial services, publishing and other manufacturing.

   In Washington D.C., we provide facilities services at a number of preeminent buildings, including those that house the Secret Service, the Federal Deposit Insurance Corporation, the Department of Veteran Affairs and the Department of Health and Human Resources. We also provide facilities services to a number of military bases, including base operations support services to the Navy Capital Region, which, among other facilities, includes the Bethesda Naval Hospital, the Naval Research Laboratory and the Washington Navy Yard. We are also involved in joint ventures providing facilities services to the Navy, including one providing facilities services to the Naval Submarine Base in Bangor, Washington and the Naval Hospital in Bremerton, Washington. The agreements pursuant to which this division provides services to the federal government are subject to renegotiation of terms and prices, termination by the government prior to the expiration of the term and non-renewal.

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

   We currently provide facilities services in a majority of the states in the United States and as part of our operations are responsible for: (a) the oversight of all or most of the facilities operations of a business, including operation and maintenance; (b) the oversight of logistical processes; (c) servicing, upgrade and retrofit of HVAC, electrical, plumbing and industrial piping and sheet metal systems in existing facilities; (d) diagnostic and solution engineering for building systems and their components; (e) maintenance and support services to manufacturers and power producers; and (f) shop and on-site field services for refineries and petrochemical plants.

   Our United Kingdom subsidiary also has a division that focuses on facilities services. This division currently provides a number of facilities services to public and private sector customers under multi-year agreements.

   Our EMCOR Energy Services business, which is part of our facilities services segment, designs, constructs and operates energy-related projects and facilities on a turnkey basis. Currently, we operate several central heating and cooling plants/power and cogeneration facilities and provide maintenance services for high-voltage and boiler systems under multi-year contracts. In addition, we provide consulting and national program energy management services under multi-year agreements and energy efficiency system retrofits. EMCOR Energy Services' recent projects include: (a) engineering, procurement and construction of two renewable energy facilities to process landfill gas into pipeline quality natural gas; (b) construction of several multi-megawatt cogeneration projects for Johnson & Johnson, the University of New Hampshire and Plumas-Sierra Rural Electric Cooperative; and (c) provision of evaluation, engineering, project development, and construction management services for the San Francisco Public Utilities Commission, Pacific Gas & Electric Company and Southern California Edison for self generation and alternative generation projects and a wide range of conservation and efficiency projects. Over the past five years, we have also completed a number of energy-related projects ranging from basic life safety standby systems to utility grade peaking power plants and cogeneration/central utility plants supplying thermal and power requirements completely separated from utilities' electrical grids. This business is reported within our United States facilities services segment.

   We believe that our electrical and mechanical construction services, facilities services and energy services activities are complementary, permitting us to offer customers a comprehensive package of services. Our ability to offer construction services, facilities services and energy services enhances our competitive position with customers. Furthermore, our facilities services operations tend to be less cyclical than our construction operations because facilities services are more responsive to the needs of an industry's operational requirements rather than its construction requirements.

COMPETITION

   We believe that the electrical and mechanical construction services business is highly fragmented and our competition includes thousands of small companies across the United States and around the world. We also compete with national, regional and local companies, many of which are small, owner-operated entities that operate in a limited geographic area. However, there are a few public companies focused on providing either electrical or mechanical construction services, such as Integrated Electrical Services, Inc. and Comfort Systems USA, Inc. A majority of our revenues are derived from projects requiring competitive bids; however, an invitation to bid is often conditioned upon prior experience, technical capability and financial strength. Because we have total assets, annual revenues, net worth, access to bank credit and surety bonding and expertise significantly greater than most of our competitors, we believe we have a significant competitive advantage over our competitors in providing electrical and mechanical construction services. Competitive factors in the electrical and mechanical construction services business include: (a) the availability of qualified and/or licensed personnel; (b) reputation for integrity and quality; (c) safety record; (d) cost structure; (e) relationships with customers; (f) geographic diversity; (g) the ability to control project costs; (h) experience in specialized markets; (i) the ability to obtain surety bonding; (j) adequate working capital; and (k) access to bank credit. However, there are relatively few significant barriers to entry to several types of our construction services business.

   While the facilities services business is also highly fragmented with most competitors operating in a specific geographic region, a number of large corporations such as Johnson Controls, Inc., Fluor Corp., UNICCO Service Company, the Washington Division of URS Corporation, CB Richard Ellis, Inc., Jones Lang LaSalle, ABM Facility Services and Linc Facility Services, LLC are engaged in this field, as are large original equipment manufacturers such as Carrier Corp. and Trane Air Conditioning. With respect to our Ohmstede industrial services operations, Ohmstede is the leading North American provider of aftermarket maintenance and repair services, replacement parts and fabrication services for highly engineered shell and tube heat exchangers. The key competitive factors in the facilities services business include price, service, quality, technical expertise, geographic scope and the availability of qualified personnel and managers. Due to our size, both financial and geographic, and our technical capability and management experience, we believe we are in a strong competitive position in the facilities services business.

EMPLOYEES

   At December 31, 2008, we employed approximately 28,000 people, approximately 68% of whom are represented by various unions pursuant to more than 375 collective bargaining agreements between our individual subsidiaries and local unions. We believe that our employee relations are generally good. Only one of these collective bargaining agreements is national or regional in scope.

BACKLOG

   We had backlog as of December 31, 2008 of approximately $4.00 billion, compared with backlog of approximately $4.49 billion as of December 31, 2007. Backlog decreases as we perform work on existing contracts and increases with awards of new contracts. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of the facilities services contracts. However, if the remaining term of a facilities services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only the next 12 months of revenues.

AVAILABLE INFORMATION

   We file annual, quarterly and current reports, proxy statements and other information with the SEC. These filings are available to the public over the internet at the SEC's web site at http://www.sec.gov. You may also read and copy any document we file at the SEC's public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

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

   In addition, you may request a copy of the foregoing filings (excluding exhibits), charters, guidelines and codes and any waivers or amendments to such codes which are applicable to our executive officers, senior financial officers or directors, at no cost by writing to us at EMCOR Group, Inc., 301 Merritt Seven, Norwalk, CT 06851-1092, Attention: Corporate Secretary, or by telephoning us at (203) 849-7800.

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

   THE ECONOMIC DOWNTURN HAS LEAD TO A REDUCTION IN DEMAND FOR OUR CONSTRUCTION SERVICES. NEGATIVE CONDITIONS IN THE CREDIT MARKETS MAY CONTINUE TO ADVERSELY IMPACT OUR ABILITY TO OPERATE OUR BUSINESS. The demand for construction services from our clients has been, and will likely continue to be, vulnerable to a downturn in the industries we service, as well as to the economy in general. As the general level of economic activity has slowed, certain of our ultimate customers have delayed or cancelled, and may continue to delay or cancel, projects or capital spending, especially with respect to more profitable private sector work, and this downturn has adversely affected our ability to continue to grow and is likely to adversely affect our revenues and profitability. A number of economic factors, including financing conditions for the industries we serve, have adversely affected, and may continue to adversely affect, our ultimate customers and their ability or willingness to fund capital expenditures in the future or pay for past services. General concerns about the fundamental soundness of domestic and foreign economies may also cause ultimate customers to defer projects even if they have credit available to them. Continuation or further worsening of financial and macroeconomic conditions could have a significant adverse effect on our revenues and profitability.

   Many of our clients depend on the availability of credit to help finance their capital projects. Due to the continuing instability of the credit markets in the United States, Canada and the United Kingdom, the availability of credit has tightened in spite of governmental efforts to increase liquidity and reduce interest rates. This situation has negatively impacted the ability of existing and prospective ultimate customers to fund projects we might otherwise perform, particularly those in the more profitable private sector. As a result, certain ultimate customers have deferred and others may defer such projects for an unknown, but perhaps lengthy, period. Such deferrals have inhibited our growth and are likely to have an adverse impact on our results of operations.

   In a weak economic environment, particularly in a period of restrictive credit markets, we may experience greater difficulties in collecting payments from, and negotiating change orders and/or claims with, our clients due to, among other reasons, a diminution in our ultimate customers' access to the credit markets. If clients delay in paying or fail to pay a significant amount of our outstanding receivables, or we fail to successfully negotiate a significant portion of our change orders and/or claims with clients, it could have an adverse effect on our liquidity, results of operations and financial condition.

   OUR BUSINESS IS VULNERABLE TO THE CYCLICAL NATURE OF THE MARKETS IN WHICH OUR CLIENTS OPERATE AND IS DEPENDENT UPON THE TIMING AND FUNDING OF NEW AWARDS. We provide construction and maintenance services to ultimate customers operating in a number of markets which have been, and we expect will continue to be, cyclical and subject to significant fluctuations due to a variety of factors beyond our control, including economic conditions and changes in client spending.

   Regardless of economic or market conditions, investment decisions by our ultimate customers may vary by location or as a result of other factors like the availability of labor or relative construction costs. Because we are dependent on the timing and funding of new awards, we are therefore vulnerable to changes in our clients' markets and investment decisions. As the economy weakens, our revenues, net income and overall financial condition may deteriorate. Our business has traditionally lagged recoveries in the general economy and, therefore, may not recover as quickly as the economy at large.

   AN INCREASE IN THE PRICES OF CERTAIN MATERIALS USED IN OUR BUSINESSES COULD ADVERSELY AFFECT OUR BUSINESSES. We are exposed to market risk of fluctuations in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in both our construction and facilities services operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of over 8,500 vehicles. Most of our construction contracts do not allow us to adjust our prices and, as a result, increases in material or fuel costs could reduce our profitability with respect to projects in progress.

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

   WE ARE A DECENTRALIZED COMPANY, WHICH PRESENTS CERTAIN RISKS. While we believe this practice has enhanced our growth and enabled us to remain responsive to opportunities and to our customers' needs, it necessarily places significant control and decision-making powers in the hands of local management. This presents various risks, including the risk that we may be slower or less able to identify or react to problems affecting a key business than we would in a more centralized environment.

   OUR BUSINESS MAY ALSO BE AFFECTED BY ADVERSE WEATHER CONDITIONS. Adverse weather conditions, particularly during the winter season, could affect our ability to perform efficient work outdoors in certain regions of the United States, the United Kingdom and Canada. As a result, we could experience reduced revenues. In addition, cooler than normal temperatures during the summer months could reduce the need for our services, and we may experience reduced revenues and profitability during the period such unseasonal weather conditions persist.

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

   WE COULD INCUR ADDITIONAL COSTS TO COVER GUARANTEES. In some instances, we guarantee completion of a project by a specific date or price, achievement of certain performance standards or performance of our services at a certain standard of quality. If we subsequently fail to meet such guarantees, we may be held responsible for costs resulting from such failure. Such failure could result in our payment in the form of contractually agreed upon liquidated or other damages. To the extent that any of these events occur, the total costs of a project could exceed the original estimated costs, and we would experience reduced profits or, in some cases, a loss.

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

   We may be unsuccessful in generating internal growth. Our ability to generate internal growth will be affected by, among other factors, our ability to:

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

   WE MAY BE UNABLE TO ATTRACT AND RETAIN SKILLED EMPLOYEES. Our ability to grow and maintain productivity and profitability will be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We are dependent upon our project managers and field supervisors who are responsible for managing our projects; and there can be no assurance that any individual will continue in his or her capacity for any particular period of time. Industry-wide competition for such management talent has increased and the loss of such qualified employees could have an adverse effect on our business. We cannot be certain that we will be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our business strategy or that labor expenses will not increase as a result of a shortage in the supply of these skilled personnel. Labor shortages or increased labor costs could impair our ability to maintain our business or grow our revenues.

   OUR UNIONIZED WORKFORCE COULD ADVERSELY AFFECT OUR OPERATIONS. As of December 31, 2008, approximately 68% of our employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. However, only one of our collective bargaining agreements is national or regional in scope, and our collective bargaining agreements do not necessarily expire at the same time. Strikes or work stoppages would adversely impact our relationships with our customers and could have a material adverse effect on our financial condition, results of operations and cash flows.

   FLUCTUATING FOREIGN CURRENCY EXCHANGE RATES IMPACT OUR FINANCIAL RESULTS. We have significant foreign operations in Canada and the United Kingdom, which for 2008 accounted, in the aggregate, for 16% of our revenues. Our reported financial condition and results of operations are exposed to the effects (both positive and negative) that fluctuating exchange rates have on the process of translating the financial statements of our international operations, which are denominated in local currencies, into the U.S. dollar.

   OUR FAILURE TO COMPLY WITH ENVIRONMENTAL LAWS COULD RESULT IN SIGNIFICANT LIABILITIES. Our operations are subject to various environmental laws and regulations, including those dealing with the handling and disposal of waste products, PCBs and fuel storage. A violation of such laws and regulations may expose us to liabilities, including remediation costs and fines. We own and lease many facilities. Some of these facilities contain fuel storage tanks, which may be above or below ground. If these tanks were to leak, we could be responsible for the cost of remediation as well as potential fines. As a part of our business, we also install fuel storage tanks and are sometimes required to deal with hazardous materials, all of which may expose us to environmental liability.

   In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks, or the imposition of new clean-up requirements could require us to incur significant costs or become the basis for new or increased liabilities that could harm our financial condition and results of operations, although certain of these costs might be covered by insurance. In certain instances, we have obtained indemnification or covenants from third parties (including predecessors or lessors) for such clean-up and other obligations and liabilities that we believe are adequate to cover such obligations and liabilities. However, such third-party indemnities or covenants may not cover all of such costs or third-party indemnitors may default on their obligations. In addition, unanticipated obligations or liabilities, or future obligations and liabilities, may have a material adverse effect on our business operations. Further, we cannot be certain that we will be able to identify, or be indemnified for, all potential environmental liabilities relating to any acquired business.

   ADVERSE RESOLUTION OF LITIGATION AND OTHER LEGAL PROCEEDINGS MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION. We are a party to lawsuits and other legal proceedings, most of which are in the normal course of our business. Litigation and other legal proceedings can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular legal proceeding could have a material adverse effect on our business, operating results, financial condition, and in some cases, on our reputation or our ability to obtain projects from governmental entities. See
Item 3. Legal Proceedings, for more information regarding certain legal proceedings in which we are involved.

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

   Current or future market conditions, as well as changes in our sureties' assessment of our or their own operating and financial risk, could cause our surety companies to decline to issue, or substantially reduce the amount of, bonds for our work and could increase our bonding costs. These actions can be taken on short notice. If our surety companies were to limit or eliminate our access to bonding, our alternatives would include seeking bonding capacity from other surety companies, increasing business with clients that do not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. Accordingly, if we were to experience an interruption or reduction in the availability of bonding capacity, we may be unable to compete for or work on certain projects.

   WE ARE EFFECTIVELY SELF-INSURED AGAINST MANY POTENTIAL LIABILITIES. Although we maintain insurance policies with respect to a broad range of risks, including automobile liability, general liability, workers' compensation and employee group health, these policies do not cover all possible claims and certain of the policies are subject to large deductibles. Accordingly, we are effectively self-insured for a substantial number of actual and potential claims. In addition, if any of our insurance carriers defaulted on its obligations to provide insurance coverage by reason of its insolvency or for other reasons, our exposure to claims would increase and our profits would be adversely affected. Our estimates for unpaid claims and expenses are based on known facts, historical trends and industry averages, utilizing the assistance of an actuary. We reflect these liabilities in our balance sheet as "Other accrued expenses and liabilities" and "Other long-term obligations." The determination of such estimated liabilities and their appropriateness are reviewed and updated at least quarterly. However, these liabilities are difficult to assess and estimate due to many relevant factors, the effects of which are often unknown, including the severity of an injury or damage, the determination of liability in proportion to other parties, the timeliness of reported claims, the effectiveness of our risk management and safety programs and the terms and conditions of our insurance policies. Our accruals are based upon known facts, historical trends and our reasonable estimate of future expenses, and we believe such accruals are adequate. However, unknown or changing trends, risks or circumstances, such as increases in claims, a weakening economy, increases in medical costs, changes in case law or legislation or changes in the nature of the work we perform, could render our current estimates and accruals inadequate. In such case, adjustments to our balance sheet may be required and these increased liabilities would be recorded in the period that the experience becomes known. Insurance carriers may be unwilling, in the future, to provide our current levels of coverage without a significant increase in insurance premiums and/or collateral requirements to cover our deductible obligations. Increased collateral requirements may be in the form of additional letters of credit, and an increase in collateral requirements could significantly reduce our liquidity. If insurance premiums increase, and/or if insurance claims are higher than our estimates, our profitability could be adversely affected.

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

   Our customers seek to minimize safety risks on their sites and they frequently review the safety records of contractors during the bidding process. If our safety record were to substantially deteriorate over time, we might become ineligible to bid on certain work and our customers could cancel our contracts and not award us future business.

   IF WE FAIL TO INTEGRATE FUTURE ACQUISITIONS SUCCESSFULLY, THIS COULD ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS. As part of our growth strategy, we acquire companies that expand, complement and/or diversify our business. Future acquisitions may expose us to operational challenges and risks, including the diversion of management's attention from our existing business, the failure to retain key personnel or customers of an acquired business, the assumption of unknown liabilities of the acquired business for which there are inadequate reserves and the potential impairment of acquired identifiable intangible assets, including goodwill. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify and acquire desirable businesses and successfully integrate any businesses acquired.

   OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED AS A RESULT OF GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSET IMPAIRMENTS. When we acquire a business, we record an asset called "goodwill" equal to the excess amount paid for the business, including liabilities assumed, over the fair value of the tangible and intangible assets of the business acquired. In 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations" which requires that all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142") provides that goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead must be tested at least annually for impairment, and identifiable intangible assets that have finite useful lives should continue to be amortized over their useful lives. Statement 142 also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. Statement 142 requires management to make certain estimates and assumptions to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Fair value is determined using discounted estimated future cash flows. Absent any impairment indicators, we perform impairment tests annually each October 1. Impairments, if any, would be recognized as operating expenses and would adversely affect profitability.

   AMOUNTS INCLUDED IN OUR BACKLOG MAY NOT RESULT IN ACTUAL REVENUES OR TRANSLATE INTO PROFITS. Many of the contracts in our backlog do not require purchase of a minimum amount of services. In addition, many contracts are subject to cancellation or suspension on short notice at the discretion of the client, and the contracts in our backlog are subject to changes in the scope of services to be provided as well as adjustments to the costs relating to the contract. We have historically experienced variances in the components of backlog related to project delays or cancellations resulting from weather conditions, external market factors and economic factors beyond our control, and we may experience more delays or cancellations in the future than in the past due to the current economic slowdown. The risk of contracts in backlog being cancelled or suspended generally increase during periods of widespread slowdowns. Accordingly, there is no assurance that backlog will actually be realized. If our backlog fails to materialize, we could experience a reduction in revenues and a decline in profitability, which could result in a deterioration of our financial condition and liquidity.

   WE ACCOUNT FOR THE MAJORITY OF OUR CONSTRUCTION PROJECTS USING THE PERCENTAGE-OF-COMPLETION METHOD OF ACCOUNTING; THEREFORE, VARIATIONS OF ACTUAL RESULTS FROM OUR ASSUMPTIONS MAY REDUCE OUR PROFITABILITY. We recognize revenues on construction contracts using the percentage-of-completion method of accounting in accordance with AICPA Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". See Application of Critical Accounting Policies in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Under the percentage-of-completion method of accounting, we record revenue as work on the contract progresses. The cumulative amount of revenues recorded on a contract at a specified point in time is that percentage of total estimated revenues that costs incurred to date bear to estimated total costs. Accordingly, contract revenues and total cost estimates are reviewed and revised as the work progresses. Adjustments are reflected in contract revenues in the period when such estimates are revised. Estimates are based on management's reasonable assumptions and experience, but are only estimates. Variation of actual results from assumptions on an unusually large project or on a number of average size projects could be material. We are also required to immediately recognize the full amount of the estimated loss on a contract when estimates indicate such a loss. Such adjustments and accrued losses could result in reduced profitability, which would negatively impact our cash flow from operations.

   THE LOSS OF ONE OR A FEW CUSTOMERS COULD HAVE AN ADVERSE EFFECT ON US. A few clients have in the past and may in the future account for a significant portion of our revenue in any one year or over a period of several consecutive years. Although we have long-standing relationships with many of our significant clients, our clients may unilaterally reduce or discontinue their contracts with us at any time. Our loss of business from a significant client could have a material adverse effect on our business, financial condition, and results of operations.

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

                                                                                                                 LEASE
                                                                                              APPROXIMATE   EXPIRATION DATE,
                                                                                              SQUARE FEET     UNLESS OWNED
                                                                                              -----------   ----------------

CORPORATE HEADQUARTERS
301 Merritt Seven
Norwalk, Connecticut ......................................................................      38,650         6/30/18

OPERATING FACILITIES
4050 Cotton Center Boulevard
Phoenix, Arizona (a) ......................................................................      30,603         4/30/11

1200 North Sickles Drive
Tempe, Arizona (b) ........................................................................      29,000          Owned

601 S. Vincent Avenue
Azusa, California (c) .....................................................................      36,456         10/31/11

20545 Belshaw Avenue
Carson, California (a) ....................................................................      29,227         8/31/12

1168 Fesler Street
El Cajon, California (b) ..................................................................      48,360         8/31/10

17925 S. Broadway
Gardena, California (b) ...................................................................      27,040          6/3/11

24041 Amador Street
Hayward, California (b) ...................................................................      40,000         10/31/11

25601 Clawiter Road
Hayward, California (b) ...................................................................      34,800         6/30/14

4462 Corporate Center Drive
Los Alamitos, California (c) ..............................................................      57,863         8/14/11

825 Howe Road
Martinez, California (c) ..................................................................     109,795         12/31/12

19800 Normandie Avenue
Torrance, California (a) ..................................................................      36,264         3/31/14

8670 Younger Creek Drive
Sacramento, California (b) ................................................................      54,135         1/13/12

940 Remillard Court
San Jose, California (a) ..................................................................     119,560         7/31/17

9505 and 9525 Chesapeake Drive
San Diego, California (c) .................................................................      25,124         12/31/11

4405 and 4420 Race Street
Denver, Colorado (b) ......................................................................      31,340         9/30/16

345 Sheridan Boulevard
Lakewood, Colorado (c) ....................................................................      63,000          Owned

9820 Satellite Boulevard
Orlando, Florida (a) ......................................................................      49,440         12/31/15

3145 Northwoods Parkway
Norcross, Georgia (c) .....................................................................      25,808         1/31/12

400 Lake Ridge Drive
Smyrna, Georgia (a) .......................................................................      30,000         9/30/12

2160 North Ashland Avenue
Chicago, Illinois (a) .....................................................................      36,850         6/30/10

3100 Woodcreek Drive
Downers Grove, Illinois (c) ...............................................................      55,551         7/31/17

1406 West Cardinal Court
Urbana, Illinois (b) ......................................................................      30,500         9/30/12

7614 and 7720 Opportunity Drive
Fort Wayne, Indiana (b) ...................................................................     136,695         10/31/18


                                                                                                                 LEASE
                                                                                              APPROXIMATE   EXPIRATION DATE,
                                                                                              SQUARE FEET     UNLESS OWNED
                                                                                              -----------   ----------------

2655 Garfield Street
Highland, Indiana (c) .....................................................................      45,816         6/30/11

3100 and 3116 Brinkerhoff Road
Kansas City, Kansas (b) ...................................................................      44,840         11/30/11

631 Pecan Circle
Manhattan, Kansas (b) .....................................................................      34,719         8/31/13

4250 Highway 30
St. Gabriel, Louisiana (a) ................................................................      90,000          Owned

1750 Swisco Road
Sulphur, Louisiana (a) ....................................................................     112,000          Owned

4530 Hollins Ferry Road
Baltimore, Maryland (b) ...................................................................      26,792          Owned

1999-2000 Halethorpe Avenue
Halethorpe, Maryland (b) ..................................................................      48,000         1/14/10

80 Hawes Way
Stoughton, Massachusetts (a) (b) ..........................................................      36,621         6/10/13

Tax Assessor Parcel: 162-30-801-006,007
Clark County, Nevada (b) ..................................................................      83,635         5/14/11

3555 W. Oquendo Road
Las Vegas, Nevada (c) .....................................................................      90,000         11/30/11

348 New Country Road
Secaucus, New Jersey (b) ..................................................................      37,905         12/31/12

191 Bruckner Boulevard
Bronx, New York (c) .......................................................................      27,000         12/31/09

301 and 305 Suburban Avenue
Deer Park, New York (b) ...................................................................      33,535         3/31/10

569-573 Brook Avenue
Deer Park, New York (b) ...................................................................      50,000         12/31/10

111-01 14th Avenue
College Point, New York (c) ...............................................................     184,000         2/28/11

112-03/09 14th Avenue
College Point, New York (c) ...............................................................      40,000      Month-To-Month

516 West 34th Street
New York, New York (c) ....................................................................      25,000         6/30/12

Two Penn Plaza
New York, New York (c) ....................................................................      54,570         1/31/16

704 Clinton Avenue South
Rochester, New York (a) ...................................................................      30,000         7/31/11

2900 Newpark Drive
Barberton, Ohio (b) .......................................................................      91,831         11/1/17

200 Smally Road
Cincinnati, Ohio (a) ......................................................................      28,040         6/30/15

3976 Southern Avenue
Cincinnati, Ohio (b) ......................................................................      44,815         3/31/18

10,14,15,17 and 21 West Voorhees Street
Cincinnati, Ohio (a) ......................................................................      34,189         9/30/11

2300 International Street
Columbus, Ohio (c) ........................................................................      25,500         10/31/12

5711-5805 SW Hood Avenue
Portland, Oregon (c) ......................................................................      29,158         12/31/15

9815 Roosevelt Boulevard
Philadelphia, Pennsylvania (a) ............................................................      33,405         11/30/11

6045 East Shelby Drive
Memphis, Tennessee (a) ....................................................................      53,618         4/30/18


                                                                                                                 LEASE
                                                                                              APPROXIMATE   EXPIRATION DATE,
                                                                                              SQUARE FEET     UNLESS OWNED
                                                                                              -----------   ----------------

937 Pine Street
Beaumont, Texas (a) .......................................................................      78,962          Owned

895 N. Main Street
Beaumont, Texas (a) .......................................................................      75,000          Owned

410 Flato Road
Corpus Christi, Texas (a) .................................................................      57,000          Owned

5550 Airline Drive
Houston, Texas (b) ........................................................................      78,483         12/31/09

512 Norwood Drive
Houston, Texas (b) ........................................................................      28,000         12/31/09

515 Norwood Drive
Houston, Texas (b) ........................................................................      25,780         12/31/09

12415 Highway 225
La Porte, Texas (a) .......................................................................      78,000          Owned

1574 South West Temple
Salt Lake City, Utah (c) ..................................................................     120,904      Month-To-Month

2455 West 1500 South
Salt Lake City, Utah (c) ..................................................................      58,339         4/30/18

320 23rd Street
Arlington, Virginia (a) ...................................................................      43,028          3/5/10

109 Executive Drive
Dulles, Virginia (c) ......................................................................      41,007         8/31/16

22930 Shaw Road
Dulles, Virginia (c) ......................................................................      32,616         2/28/15

3280 Formex Road
Richmond, Virginia (b) ....................................................................      30,640         7/31/13

8657 South 190th Street
Kent, Washington (b) ......................................................................      46,125         7/30/13

6950 Gisholt Drive
Madison, Wisconsin (b) ....................................................................      32,020         5/31/12

400 Parkdale Avenue N.
Hamilton, Ontario, Canada (d) .............................................................      48,826         5/24/11

   We believe that our property, plant and equipment are well maintained, in good operating condition and suitable for the purposes for which they are used.

   See Note L -- Commitments and Contingencies of the notes to consolidated financial statements for additional information regarding lease costs. We utilize substantially all of our leased or owned facilities and believe there will be no difficulty either in negotiating the renewal of our real property leases as they expire or in finding alternative space, if necessary.

-------

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

ITEM 3. LEGAL PROCEEDINGS

   On March 14, 2003, John Mowlem Construction plc ("Mowlem") presented a claim in arbitration against our United Kingdom subsidiary, EMCOR Group (UK) plc (formerly named EMCOR Drake & Scull Group plc) ("D&S"), in connection with a subcontract D&S entered into with Mowlem with respect to a project for the United Kingdom Ministry of Defence at Abbey Wood in Bristol, U.K. Mowlem seeks damages arising out of alleged defects in the D&S design and construction of the electrical and mechanical engineering services for the project. Mowlem's claim is for 39.5 million British pounds sterling (approximately $58.0 million), which includes costs allegedly incurred by Mowlem in connection with rectification of the alleged defects, overhead, legal fees, delay and disruption costs related to such defects, and interest on such amounts. The claim also includes amounts in respect of liabilities that Mowlem accepted in connection with a settlement agreement it entered into with the Ministry of Defence and which it claims are attributable to D&S. D&S believes it has good and meritorious defenses to the Mowlem claim. D&S has denied liability and has asserted a counterclaim for approximately
11.6 million British pounds sterling (approximately $17.0 million) for certain design, labor and delay and disruption costs incurred by D&S in connection with its subcontract with Mowlem for work performed through 1996.

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

   We are involved in other proceedings in which damages and claims have been asserted against us. We believe that we have a number of valid defenses to such proceedings and claims and intend to vigorously defend ourselves. We do not believe that any significant liabilities will result from any proceeding to which we are presently a party or from any claim currently asserted against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted for a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2008.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

   FRANK T. MACINNIS, Age 62; Chairman of the Board and Chief Executive Officer of the Company since April 1994. Mr. MacInnis was elected to the additional position of President on February 26, 2004 and served as such until October 25, 2004. He also served as President of the Company from April 1994 to April 1997. From April 1990 to April 1994, Mr. MacInnis served as President and Chief Executive Officer, and from August 1990 to April 1994 as Chairman of the Board, of Comstock Group, Inc., a nationwide electrical contracting company. From 1986 to April 1990, Mr. MacInnis was Senior Vice President and Chief Financial Officer of Comstock Group, Inc. In addition, from 1986 to April 1994, Mr. MacInnis was also President of Spie Group Inc., which had interests in Comstock Group, Inc., Spie Construction Inc., a Canadian pipeline construction company, and Spie Horizontal Drilling Inc., a U.S. company, engaged in underground drilling for the installation of pipelines and communications cable.

   ANTHONY J. GUZZI, Age 44; President and Chief Operating Officer since October 25, 2004. From August 2001, until he joined the Company, Mr. Guzzi served as President of the North American Distribution and Aftermarket Division of Carrier Corporation ("Carrier"). Carrier is a manufacturer and distributor of commercial and residential HVAC and refrigeration systems and equipment and a provider of after-market services and components of its own products and those of other manufacturers in both the HVAC and refrigeration industries. From January 2001 to August 2001, Mr. Guzzi was President of Carrier's Commercial Systems and Services Division and from June 1998 to December 2000, he was Vice President and General Manager of Carrier's Commercial Sales and Services Division.

   SHELDON I. CAMMAKER, Age 69; Executive Vice President and General Counsel of the Company since September 1987 and Secretary of the Company since May 1997. Prior to September 1987, Mr. Cammaker was a senior partner of the New York City law firm of Botein, Hays & Sklar.

   R. KEVIN MATZ, Age 50; Executive Vice President - Shared Services of the Company since December 2007 and Senior Vice President - Shared Services from June 2003 to December 2007. From April 1996 to June 2003, Mr. Matz served as Vice President and Treasurer of the Company and Staff Vice President - Financial Services of the Company from March 1993 to April 1996. From March 1991 to March 1993, Mr. Matz was Treasurer of Sprague Technologies Inc., a manufacturer of electronic components.

   MARK A. POMPA, Age 44; Executive Vice President and Chief Financial Officer of the Company since April 3, 2006. From June 2003 to April 2, 2006, Mr.
Pompa was Senior Vice President - Chief Accounting Officer of the Company, and from June 2003 to January 2007, Mr. Pompa was also Treasurer of the Company. From September 1994 to June 2003, Mr. Pompa was Vice President and Controller of the Company.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

   MARKET INFORMATION. Our common stock trades on the New York Stock Exchange under the symbol "EME".

   The following table sets forth high and low sales prices for our common stock for the periods indicated as reported by the New York Stock Exchange, adjusted for our 2-for-1 stock split effected in the form of 100% stock distributions made on July 9, 2007:

   HOLDERS. As of February 23, 2009, there were 65 stockholders of record and, as of that date, we estimate there were approximately 35,390 beneficial owners holding our common stock in nominee or "street" name.

      2008                                                                                              HIGH     LOW
      ----                                                                                             ------   ------

      First Quarter.................................................................................   $25.88   $18.25
      Second Quarter................................................................................   $29.89   $22.45
      Third Quarter.................................................................................   $36.05   $24.22
      Fourth Quarter................................................................................   $26.47   $11.17

      2007                                                                                              HIGH     LOW
      ----                                                                                             ------   ------

      First Quarter.................................................................................   $31.85   $27.28
      Second Quarter................................................................................   $37.67   $28.60
      Third Quarter.................................................................................   $38.69   $27.10
      Fourth Quarter................................................................................   $35.21   $23.29

   DIVIDENDS. We did not pay dividends on our common stock during 2008 or 2007, and we do not anticipate that we will pay dividends on our common stock in the foreseeable future. Our working capital credit facility and term loan agreement limit the payment of dividends on our common stock.

   SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. The following table summarizes, as of December 31, 2008, equity compensation plans that were approved by stockholders and equity compensation plans that were not approved by stockholders. The information in the table and in the Notes thereto has been adjusted for 2-for-1 stock splits effected on July 9, 2007 and February 10, 2006.

                                                                    EQUITY COMPENSATION PLAN INFORMATION
                                                             A                         B                        C
                                                 --------------------------   --------------------   -----------------------
                                                                                                      NUMBER OF SECURITIES
                                                                                                     REMAINING AVAILABLE FOR
                                                                                                      FUTURE ISSUANCE UNDER
                                                 NUMBER OF SECURITIES TO BE     WEIGHTED AVERAGE       EQUITY COMPENSATION
                                                  ISSUED UPON EXERCISE OF      EXERCISE PRICE OF        PLANS (EXCLUDING
                                                    OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,   SECURITIES REFLECTED IN
                PLAN CATEGORY                       WARRANTS AND RIGHTS       WARRANTS AND RIGHTS           COLUMN A)
----------------------------------------------   --------------------------   --------------------   -----------------------

Equity Compensation Plans Approved by
 Security Holders ............................           2,640,644                   $16.15                 1,027,569(2)
Equity Compensation Plans Not Approved by
 Security Holders ............................           2,602,132(1)                $10.89                        --
                                                         ---------                                          ---------
Total ........................................           5,242,776                   $13.54                 1,027,569
                                                         =========                                          =========

-------

(1) 36,000 shares relate to outstanding options to purchase shares of our common stock which were granted to our employees (other than executive officers) (the "Employee Options"), 2,534,132 shares relate to outstanding options to purchase shares of our common stock which were granted to our executive officers (the "Executive Options") and 32,000 shares relate to outstanding options to purchase shares of our common stock which were granted to our Directors (the "Director Options").

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

EMPLOYEE OPTIONS

   The Employee Options referred to in note (1) to the immediately preceding table under Equity Compensation Plan Information (the "Table") vested over three years in equal annual installments, commencing with the first anniversary of the date of grant of the Employee Options. Our Board of Directors granted such Employee Options to certain of our key employees based upon their performance. Those Employee Options have an exercise price per share equal to the fair market value of a share of our common stock on their respective grant dates and have a term of ten years from the grant date.

EXECUTIVE OPTIONS

   The references below to numbers of options and to option exercise prices have been adjusted for 2-for-1 stock splits effected on July 9, 2007 and February 10, 2006.

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

   2,168,132 of the Executive Options referred to in note (1) to the Table were granted to six of our then executive officers in connection with employment agreements with us, which employment agreements were dated January 1, 2002 (the "2002 Employment Agreements") and have since expired, and 106,000 of the Executive Options were granted to Mr. Anthony Guzzi, our President and Chief Operating Officer, when he joined us in October 2004. Of these Executive Options, (i) an aggregate of 428,000 of such Executive Options were granted on December 14, 2001 with an exercise price of $10.43 per share, (ii) an aggregate of 462,800 of such Executive Options were granted on January 2, 2002 with an exercise price of $11.59 per share, (iii) an aggregate of 507,740 of such Executive Options were granted on January 2, 2003 with an exercise price of $13.69, (iv) an aggregate of 769,592 of such Executive Options were granted on January 2, 2004 with an exercise price of $10.96 and (v) 106,000 of such Executive Options were granted to Mr. Guzzi on October 25, 2004 with an exercise price of $9.67 per share. The Executive Options referred to above in clause (i) were exercisable in full on the grant date; the Executive Options referred to above in clauses (ii), (iii) and (iv) provided that they were exercisable as follows: one-fourth on the grant date, one-fourth on the first anniversary of the grant date, one-fourth on the second anniversary of the grant date and one-fourth on the last business day of the calendar year immediately preceding the third anniversary of the grant date. During 2004, the out-of-the-money Executive Options referred to in clauses (iii) and (iv) were vested in full in anticipation of a change in accounting rules requiring the expensing of stock options beginning in January 2006. The options granted to Mr. Guzzi became exercisable in three equal annual installments, commencing with the first anniversary of the date of grant.

   Each of the Executive Options granted have a term of ten years from their respective grant dates and an exercise price per share equal to the fair market value of a share of common stock on their respective grant dates.

DIRECTOR OPTIONS

   The references below to numbers of options and to option exercise prices have been adjusted for 2-for-1 stock splits effected on July 9, 2007 and February 10, 2006.

   During 2002, each of our non-employee directors who then served as a director received 8,000 Director Options. These options were in addition to the 12,000 options to purchase our common stock that were granted on the same date to each such non-employee director under our 1995 Non-Employee Directors' Non-Qualified Stock Option Plan, which plan has been approved by our stockholders. The price at which such Director Options are exercisable is equal to the fair market value per share of common stock on the grant date. The exercise price per share of the Director Options is $13.88 per share, except those granted to Mr. Michael T. Yonker, upon his election to the Board on October 25, 2002, which have an exercise price of $12.94 per share. All of these options became exercisable commencing with the grant date and have a term of ten years from the grant date.

ITEM 6. SELECTED FINANCIAL DATA

   The following selected financial data has been derived from our audited financial statements and should be read in conjunction with the consolidated financial statements, the related notes thereto and the report of our independent registered public accounting firm thereon included elsewhere in this and in previously filed annual reports on Form 10-K of EMCOR.

   As required, the results of operations for all years presented have been adjusted to reflect 2-for-1 stock splits effected in the form of 100% stock distributions made July 9, 2007 and February 10, 2006. See Note I -- Common Stock of the notes to consolidated financial statements for additional information. See Note C -- Acquisition of Businesses for discussion regarding acquisitions. The results of operations for 2004 through 2007 reflect discontinued operations accounting due to the sale of our interest in a consolidated joint venture in 2007 and the sales of subsidiaries in each of 2006 and 2005.

INCOME STATEMENT DATA
(In thousands, except per share data)

                                                                                 YEARS ENDED DECEMBER 31,
                                                              --------------------------------------------------------------
                                                                 2008         2007         2006         2005         2004
                                                              ----------   ----------   ----------   ----------   ----------

Revenues ..................................................   $6,785,242   $5,927,152   $4,901,783   $4,592,990   $4,615,635
Gross profit ..............................................      886,651      702,822      552,400      485,133      432,852
Operating income ..........................................      302,577      199,825      111,772       74,671       37,574
Net income ................................................   $  182,204   $  126,808   $   86,634   $   60,042   $   33,207
                                                              ==========   ==========   ==========   ==========   ==========
Basic earnings per common share:
 From continuing operations ...............................   $     2.79   $     1.93   $     1.35   $     0.95   $     0.53
 From discontinued operations .............................           --         0.04         0.02         0.01         0.02
                                                              ----------   ----------   ----------   ----------   ----------
                                                              $     2.79   $     1.97   $     1.37   $     0.96   $     0.55
                                                              ==========   ==========   ==========   ==========   ==========
Diluted earnings per common share:
 From continuing operations ...............................   $     2.71   $     1.86   $     1.30   $     0.93   $     0.51
 From discontinued operations .............................           --         0.04         0.02         0.01         0.02
                                                              ----------   ----------   ----------   ----------   ----------
                                                              $     2.71   $     1.90   $     1.32   $     0.94   $     0.53
                                                              ==========   ==========   ==========   ==========   ==========

BALANCE SHEET DATA
(In thousands)

                                                                                    AS OF DECEMBER 31,
                                                              --------------------------------------------------------------
                                                                 2008         2007         2006         2005         2004
                                                              ----------   ----------   ----------   ----------   ----------

Stockholders' equity (1) ..................................   $1,043,345   $  885,041   $  710,309   $  615,436   $  562,361
Total assets ..............................................   $3,008,404   $2,887,000   $2,089,023   $1,778,941   $1,817,969
Goodwill ..................................................   $  582,714   $  563,918   $  288,165   $  283,412   $  279,432
Borrowings under working capital credit lines .............   $       --   $       --   $       --   $       --   $   80,000
Term loan, including current maturities ...................   $  197,750   $  225,000   $       --   $       --   $       --
Other long-term debt, including current maturities ........   $       41   $       93   $      332   $      387   $      476
Capital lease obligations, including current maturities ...   $    2,313   $    2,151   $    1,566   $    1,570   $    1,662

-------

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

OVERVIEW

   The following table presents selected financial data for the fiscal years ended December 31, 2008, 2007 and 2006 (in millions, except percentages and earnings per share):

                                                                                                2008       2007       2006
                                                                                              --------   --------   --------

Revenues ..................................................................................   $6,785.2   $5,927.2   $4,901.8
Revenues increase from prior year .........................................................       14.5%      20.9%       6.7%
Operating income ..........................................................................   $  302.6   $  199.8   $  111.8
Operating income as a percentage of revenues ..............................................        4.5%       3.4%       2.3%
Net income ................................................................................   $  182.2   $  126.8   $   86.6
Diluted earnings per common share from continuing operations ..............................   $   2.71   $   1.86   $   1.30
Cash flows provided by operating activities ...............................................   $  335.0   $  259.0   $  210.0

   The results of operations for the year ended December 31, 2008 ("2008") reflect continuing improvement compared to our historical results and the successful integration of the various acquisitions made by us over recent years. In 2008, we set new Company records for a full year in terms of revenues, operating income, operating margin (operating income as a percentage of revenues), net income, diluted earnings per common share and cash flows provided by operating activities.

   These increases in 2008 compared to the year ended December 31, 2007 ("2007") were generally attributable to: (a) the addition of revenues and operating income from companies acquired in 2008 and 2007, (b) increased revenues from United States construction work in the healthcare and hospitality markets, (c) increased contract awards and performance from our United States facilities services segment, in particular from our site-based government facilities services and (d) the turnaround in the operating results of our United Kingdom operations as a result of not pursuing additional rail projects. Negatively impacting 2008 results of operations were: (a) significant losses incurred at one of our subsidiaries in the United States mechanical construction and facilities services segment, (b) a charge to expense of $7.9 million in connection with an adverse ruling in a lawsuit (the "UOSA Action"), (c) a $7.0 million impairment charge related to an other-than-temporary decline in fair value of our investment in a venture in our United States facilities services segment, (d) increased amortization expense associated with identifiable intangible assets acquired as a result of the various acquisitions in 2008 and 2007 and (e) the strengthening of the dollar against the British pound, which reduced the positive U.S. dollar contributions from our United Kingdom operations.

   Selling, general and administrative expenses increased primarily due to:
(a) companies acquired during 2008 and 2007, (b) an increase in incentive-based compensation as a result of improved profits in 2008 compared to 2007,
(c) a $6.7 million increase in the provision for doubtful accounts and (d) a $2.4 million reduction in income recognized associated with a liability that is valued based upon the market price of our common stock in 2008 as compared to 2007. The increase in selling, general and administrative expenses for 2008 when compared to 2007 was partially offset by a reduction in certain expenses in the United Kingdom associated with our rail division. For 2008, selling, general and administrative expenses included amortization expense of $15.7 million attributable to identifiable intangible assets associated with acquisitions compared to $9.2 million of amortization expense for 2007.

   Our cash and cash equivalents were $405.9 million at December 31, 2008 compared to $251.6 million at December 31, 2007. The increase in cash and cash equivalents during 2008 was primarily due to cash provided by operating activities of $335.0 million in 2008. The increase in cash provided by operating activities was primarily attributable to an increase in net over- billings and a decrease in accounts receivable. Offsetting the cash provided by operating activities was cash used in investing activities of $124.1 million in 2008, primarily related to the acquisition of five businesses in 2008 and cash used in financing activities of $25.0 million, primarily related to a repayment on our long-term debt. Our interest expense for 2008 was $11.8 million, a $2.5 million increase over 2007 interest expense of $9.2 million, which was primarily due to the long-term debt incurred in 2007 having been outstanding for 12 months during 2008. Our interest income for 2008 was $9.9 million, a $3.3 million decrease from 2007 interest income of $13.2 million inasmuch as we funded our 2008 acquisitions with cash on hand, and we received lower interest rates on our invested cash balances in 2008 than in 2007.

   The 2008 acquisitions increased the geographical markets and industries in which we offer our services and are a part of our strategic objective to further diversify our overall business to provide a balance to our typically cyclical construction services business.

OPERATING SEGMENTS

   We have the following reportable segments which provide services associated with the design, integration, installation, start-up, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; water and wastewater treatment; and central plant heating and cooling); (c) United States facilities services; (d) Canada construction and facilities services; (e) United Kingdom construction and facilities services; and (f) Other international construction and facilities services. The segment "United States facilities services" principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers' facilities (industrial maintenance and services; outage services to utilities and industrial plants; commercial and government site-based operations and maintenance; military base operations support services; mobile maintenance and services; facilities management;
installation and support for building systems; technical consulting and diagnostic services; small modification and retrofit projects; retrofit projects to comply with clean air laws; and program development, management and maintenance for energy systems), which services are not generally related to customers' construction programs, as well as industrial services operations, which primarily provide after-market maintenance and repair services, replacement parts and fabrication services for highly engineered shell and tube heat exchangers for refineries and the petrochemical industry. The Canada, United Kingdom and Other international segments perform electrical construction, mechanical construction and facilities services. Our "Other international construction and facilities services" segment, currently operating only in the Middle East, represents our operations outside of the United States, Canada and the United Kingdom.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

   Our reportable segments reflect, for 2007 and for the year ended December 31, 2006 ("2006"), discontinued operations accounting due to the sale of our interest in a consolidated joint venture in 2007 and the sale of a subsidiary in 2006, in addition to certain reclassifications of amounts among the segments due to changes in our internal reporting structure in prior years.

REVENUES

   As described in more detail below, revenues for 2008 were $6.8 billion compared to $5.9 billion for 2007 and $4.9 billion for 2006. Revenues increased in 2008 compared to 2007 primarily due to: (a) the addition of revenues from companies acquired in 2008 and 2007, (b) increased construction work in the United States healthcare and hospitality markets and (c) increased contract awards and performance of our United States facilities services segment, in particular from our site-based government facilities services and our mobile mechanical services. The increased revenues in 2007 compared to 2006 was primarily due to: (a) increased United States construction work in the hospitality, high-tech, healthcare, commercial, institutional, industrial and water/wastewater treatment markets, (b) the addition of revenues from companies acquired in 2007 and 2006 and (c) increased demand for maintenance/retrofit work of the type provided by our mobile mechanical services in our United States facilities services segment, in part due to increased demand for more efficient energy systems.

   As of December 31, 2008, our backlog was $4.00 billion, and as of December 31, 2007, our backlog was $4.49 billion. Backlog decreases as we perform work on existing contracts and increases with awards of new contracts. The decrease in the United States electrical and mechanical construction and facilities services segments backlog is primarily attributable to the cancellation of certain contracts and a decrease in contracts awarded for work in the hospitality, commercial and healthcare markets, although the decrease was partially offset by increased awards of industrial, transportation, institutional and water/wastewater projects, as well as the addition of backlog from companies acquired in 2008. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of facilities services contracts. However, if the remaining term of a facilities services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only the next 12 months of revenues.

   The following table presents our revenues by each of our operating segments and the approximate percentages that each segment's revenues were of total revenues for the years ended December 31, 2008, 2007 and 2006 (in millions, except for percentages):

                                                                                 % OF               % OF               % OF
                                                                        2008     TOTAL     2007     TOTAL     2006     TOTAL
                                                                      --------   -----   --------   -----   --------   -----

Revenues from unrelated entities:
 United States electrical construction and facilities services ....   $1,700.5    25%    $1,433.8    24%    $1,280.2    26%
 United States mechanical construction and facilities services ....    2,475.0    36%     2,343.1    40%     1,820.9    37%
 United States facilities services ................................    1,519.2    22%     1,048.1    18%       830.1    17%
                                                                      --------           --------           --------
 Total United States operations ...................................    5,694.7    84%     4,825.0    81%     3,931.2    80%
 Canada construction and facilities services ......................      424.5     6%       382.0     6%       299.1     6%
 United Kingdom construction and facilities services ..............      666.0    10%       720.2    12%       671.5    14%
 Other international construction and facilities services .........         --     --          --     --          --     --
                                                                      --------           --------           --------
 Total worldwide operations .......................................   $6,785.2   100%    $5,927.2   100%    $4,901.8   100%
                                                                      ========           ========           ========

   Revenues of our United States electrical construction and facilities services segment for 2008 increased $266.7 million compared to 2007. The revenues increase was generally due to the greater availability of work in the hospitality, industrial, commercial and transportation markets as a result of favorable market conditions that existed throughout most of 2008. Revenues for 2007 increased $153.6 million compared to 2006. This increase was primarily attributable to increased high-tech, hospitality and commercial projects as a result of the strong demand within these markets.

   Revenues of our United States mechanical construction and facilities services segment for 2008 increased $131.9 million compared to 2007. The revenues increase was primarily attributable to the addition of $9.4 million and $122.4 million of revenues from companies acquired in 2008 and 2007 and an increase in work on healthcare construction projects, offset by a planned reduction in the size of one of our operations. Revenues for 2007 increased $522.2 million compared to 2006. This increase was primarily attributable to increased availability of hospitality, healthcare, commercial, water/wastewater treatment and high-tech construction projects due to growth in these markets and increased maintenance/retrofit spending in part as a consequence of the impact of higher energy costs, and the addition of $14.5 million and $132.5 million of revenues from companies acquired during 2007 and 2006.

   United States facilities services revenues increased $471.1 million in 2008 compared to 2007. The revenues increase was primarily attributable to the addition of $84.2 million and $294.0 million of revenues from companies acquired during 2008 and 2007, the results of contracts awarded to our site- based government facilities services in 2008 and 2007, and increased demand for service contracts and controls and automation work from our mobile mechanical services. Revenues in this segment increased by $218.0 million in 2007 compared to 2006. Companies acquired during 2007 contributed $151.2 million to this increase in 2007 revenues. The increase in 2007 revenues was also primarily attributable to the increased demand for both site-based government facilities services and small projects and for maintenance/retrofit work of the type provided by our mobile mechanical services in this segment, in part due to increased demand for more efficient energy systems.

   Revenues of the Canada construction and facilities services segment increased $42.5 million in 2008 compared to 2007. The increase in revenues for 2008 compared to 2007 was primarily related to various large projects obtained in the industrial, power generation and healthcare markets. Revenues of the Canada construction and facilities services segment increased $82.9 million in 2007 compared to 2006. The increase in revenues for 2007 compared to 2006 was primarily related to an increase in the industrial and power generation revenues and $27.9 million of additional revenues related to changes in the rate of exchange of Canadian dollars for United States dollars due to strengthening of the Canadian dollar.

   United Kingdom construction and facilities services revenues decreased $54.2 million in 2008 compared to 2007, principally due to a $49.6 million decrease relating to the rate of exchange of British pounds for United States dollars as a result of the weakening of the British pound, as well as a decision not to pursue significant new project work in the rail division, partially offset by an increase in facilities services work. Revenues increased $48.7 million in 2007 compared to 2006, principally due to a $57.6 million increase relating to the rate of exchange for British pounds to United States dollars as a result of the strengthening of the British pound, additional facilities services and construction work, partially offset by less rail project work performed as certain of our rail projects were at or near completion as of December 31, 2007.

   Other international construction and facilities services activities consist of operations currently operating only in the Middle East. During each of 2008, 2007 and 2006, all of the projects in these markets were performed by joint ventures that were accounted for under the equity method of accounting.

COST OF SALES AND GROSS PROFIT

   The following table presents cost of sales, gross profit (revenues less cost of sales), and gross profit margin (gross profit as a percentage of revenues) for the years ended December 31, 2008, 2007 and 2006 (in millions, except for percentages):

                                                                                               2008       2007       2006
                                                                                             --------   --------   --------

Cost of sales ............................................................................   $5,898.6   $5,224.3   $4,349.4
Gross profit .............................................................................   $  886.7   $  702.8   $  552.4
Gross profit margin ......................................................................       13.1%      11.9%      11.3%

   Gross profit increased by $183.8 million for 2008 compared to 2007. Gross profit margin was 13.1% for 2008 compared to 11.9% for 2007. These increases in gross profit and gross profit margin were primarily due to: (a) the addition of gross profit and gross margin from companies acquired in 2008 and 2007 which contributed gross profit of $118.0 million before amortization expense of $7.6 million, (b) the improved results from our operations in the United Kingdom which in 2007 had losses in its rail division, (c) improvements in Canada construction and facilities services volume and profitability. In addition, the increase in gross profit was also attributable to increased volume in the electrical and mechanical construction and facilities services segments. These 2008 improvements were partially offset by significant losses incurred at one of our subsidiaries in the United States mechanical construction and facilities services segment, which had been profitable in 2007. Gross profit and gross profit margin were negatively impacted in 2008 compared to 2007 due to: (a) a $7.9 million expense in connection with the UOSA Action, (b) $7.6 million of amortization expense recorded in cost of sales associated with the intangible asset for contract backlog of companies acquired in 2008 and 2007, (c) a $7.0 million impairment charge related to an other-than-temporary decline in fair value of our investment in a venture in our United States facilities services segment and (d) a $5.6 million decrease as a result of changes in the rate of exchange of British pounds for United States dollars due to the weakening of the British pound.

   The increase in gross profit for 2007 when compared to 2006 was primarily due to: (a) increased awards leading to higher revenues and improved performance of United States construction work in the hospitality, high-tech, healthcare, commercial, institutional, industrial and water/wastewater treatment markets as these markets continued to grow and increased maintenance/retrofit spending in part as a consequence of the impact of higher energy costs, (b) the addition of gross profit from companies acquired in 2007 and 2006 which contributed gross profit of $59.3 million and (c) increased demand for the type of work provided by our mobile mechanical services in our United States facilities services segment. Negatively impacting gross profit was the performance of our United Kingdom construction and facilities services segment. This segment's loss primarily reflected the negative results of its rail division. Also, negatively impacting gross profit was a $5.5 million impairment charge related to an other-than-temporary decline in fair value of our investment in a venture in our United States facilities services segment. The increase in gross profit margin for 2007 compared to 2006 primarily reflected the continuing trend in our construction project mix toward higher margin work that is typically associated with the types of projects referred to in the first sentence of this paragraph and reduced losses from one company in our United States electrical construction and facilities services segment. Gross profit margin was negatively impacted in 2007 compared to 2006 due to losses on the United Kingdom rail projects and $7.8 million of amortization expense recorded in cost of sales associated with the intangible asset for contract backlog of companies acquired in 2007.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   The following table presents selling, general and administrative expenses, and selling, general and administrative expenses as a percentage of revenues, for the years ended December 31, 2008, 2007 and 2006 (in millions, except for percentages):

                                                                                                2008       2007       2006
                                                                                               ------     ------     ------

Selling, general and administrative expenses ...............................................   $582.3     $502.7     $439.0
Selling, general and administrative expenses as a percentage of revenues ...................      8.6%       8.5%       9.0%

   Selling, general and administrative expenses increased $79.7 million for 2008 compared to 2007 primarily due to: (a) companies acquired during 2008 and 2007, (b) an increase in incentive-based compensation as a result of improved profits, (c) a $6.7 million increase in the provision for doubtful accounts and (d) a $2.4 million reduction in income recognized associated with a liability that is valued based upon the market price of our common stock in 2008 as compared to 2007. For 2008, selling, general and administrative expenses included amortization expense of $15.7 million attributable to identifiable intangible assets associated with acquisitions compared to $9.2 million of amortization expense for 2007. The increase in selling, general and administrative expenses for 2008 when compared to 2007 was partially offset by a reduction in certain expenses associated with our United Kingdom rail division. Our selling, general and administrative expenses for 2007 increased $63.6 million to $502.7 million compared to $439.0 million for 2006. The increase in selling, general and administrative expenses for 2007 compared to 2006 was primarily related to companies acquired during 2007 and an increase in incentive-based compensation as a result of improved profits. Selling, general and administrative expenses as a percentage of revenues was 8.5% for 2007 compared to 9.0% for 2006. The decrease as a percentage of revenues primarily related to our ability to increase revenues without having to substantially increase overhead costs. The increase in selling, general and administrative expenses for 2007 when compared to 2006 was partially offset by a reduction in certain staff and facilities, particularly those associated with our United States facilities services segment (as a result of restructuring activities during 2006), and a reduction in deferred compensation expense of $6.4 million compared to 2006 deferred compensation expense due to a decrease in our liability corresponding with a reduction in the market price of our common stock during 2007. For 2007, selling, general and administrative expenses included amortization expense of $9.2 million attributable to identifiable intangible assets associated with acquisitions compared to $4.3 million of amortization expense for 2006. Selling, general and administrative expenses (excluding amortization expense) were approximately $493.5 million (8.3% of revenues) for 2007 compared to $434.7 million (8.9% of revenues) for 2006.

RESTRUCTURING EXPENSES

   Restructuring expenses, primarily relating to employee severance obligations and reduction of leased facilities, were $1.8 million, $0.3 million and $1.6 million for 2008, 2007 and 2006, respectively. The 2008 and 2007 restructuring expenses were primarily attributable to our United Kingdom operations, while the 2006 restructuring expenses were primarily attributable to our United States facilities services segment. As of December 31, 2008, the balance of the severance obligations was $0.5 million. As of December 31, 2007 and 2006, the balance of these severance obligations was $0.2 million. The severance obligations outstanding as of December 31, 2007 and 2006 were paid during 2008 and 2007, respectively, and the severance obligations outstanding as of December 31, 2008 are expected to be paid in 2009.

OPERATING INCOME

   The following table presents our operating income (gross profit less selling, general and administrative expenses and restructuring expenses plus gain on sale of assets) by segment, and each segment's operating income as a percentage of such segment's revenues from unrelated entities, for the years ended December 31, 2008, 2007 and 2006 (in millions, except for percentages):

                                                                             % OF                % OF                % OF
                                                                           SEGMENT             SEGMENT             SEGMENT
                                                                   2008    REVENUES    2007    REVENUES    2006    REVENUES
                                                                  ------   --------   ------   --------   ------   --------

Operating income (loss):
 United States electrical construction and facilities services    $114.4     6.7%     $ 88.2     6.2%     $ 46.8     3.7%
 United States mechanical construction and facilities services     129.5     5.2%      135.7     5.8%       82.1     4.5%
 United States facilities services ............................    101.8     6.7%       43.6     4.2%       33.3     4.0%
                                                                  ------              ------              ------
 Total United States operations ...............................    345.7     6.1%      267.5     5.5%      162.2     4.1%
 Canada construction and facilities services ..................     10.9     2.6%        6.8     1.8%        0.4     0.1%
 United Kingdom construction and facilities services ..........     14.4     2.2%      (12.9)     --         6.8     1.0%
 Other international construction and facilities services .....     (0.7)     --        (0.5)     --        (0.1)     --
 Corporate administration .....................................    (65.9)     --       (60.8)     --       (55.9)     --
 Restructuring expense ........................................     (1.8)     --        (0.3)     --        (1.6)     --
                                                                  ------              ------              ------
 Total worldwide operations ...................................    302.6     4.5%      199.8     3.4%      111.8     2.3%
Other corporate items:
 Interest expense .............................................    (11.8)               (9.2)               (2.3)
 Interest income ..............................................      9.9                13.2                 6.2
 Minority interest ............................................     (1.9)               (2.1)               (1.1)
                                                                  ------              ------              ------
 Income from continuing operations before income taxes ........   $298.8              $201.7              $114.6
                                                                  ======              ======              ======

   As described in more detail below, our operating income was $302.6 million for 2008, $199.8 million for 2007 and $111.8 million for 2006.

   The $26.2 million increase in United States electrical construction and facilities services operating income for 2008 compared to 2007 was primarily the result of increased operating income from commercial and industrial projects. Selling, general and administrative expenses increased for 2008 compared to 2007 principally due to increases in incentive compensation. Operating income increased by $41.4 million in 2007 compared to 2006. This increase was primarily due to increased revenues from higher margin work typically associated with the high-tech, hospitality and commercial construction markets, the profitable performance of certain water/wastewater treatment construction projects and the completion of certain high-tech projects. Additionally, we had improved results from one of our subsidiaries in this segment for 2007, which had incurred significant losses in 2006. Selling, general and administrative expenses increased for 2007 compared to 2006 principally due to increases in incentive compensation, partially offset by our continued focus on overhead cost control that resulted in cost reductions at certain subsidiaries and a reduction in deferred compensation expense for which our liability decreased corresponding with a reduction in the market price of our common stock during 2007.

   Our United States mechanical construction and facilities services operating income for 2008 decreased by $6.2 million compared to 2007. The decrease was primarily attributable to significant losses incurred at one of our subsidiaries, which was profitable in the comparable period, and a charge to expense of $7.9 million in connection with an adverse ruling in the UOSA Action. These decreases were partially offset by increases in operating income from companies acquired in 2008 and 2007, which accounted for $8.6 million of 2008 operating income before amortization expense of $1.6 million. The increase in selling, general and administrative expenses was primarily attributable to companies acquired during 2008 and 2007. Operating income for 2007 was $135.7 million, a $53.6 million improvement compared to operating income of $82.1 million for 2006. The 2007 improvement was primarily attributable to increased awards and improved performance of hospitality, water/wastewater treatment, commercial, healthcare and institutional construction projects, and the addition of companies acquired in 2006.

   Our United States facilities services operating income for 2008 improved by $58.2 million compared to 2007. The increase in operating income was primarily due to companies acquired in 2008 and 2007, which contributed $60.6 million before amortization expense of $14.2 million, improved results from our site-based services due to cost control measures implemented during 2008 and increased revenues from our government services business. Negatively impacting operating income was a $7.0 million impairment charge related to an other-than-temporary decline in fair value of our investment in a venture. Operating income for 2007 improved by $10.3 million compared to 2006. This increase in operating income was primarily due to more efficient performance on certain site-based contracts, increased revenues from site-based government facilities services contracts, a continuing shift toward new site-based contracts with higher margins than had been the case with some past contracts, increased income from small projects and maintenance/retrofit work of the type provided by our mobile mechanical services in this segment and the reduction in staff and facilities effected primarily in the third and fourth quarters of 2006, offset by a $5.5 million impairment charge related to our investment in a venture. Companies acquired during 2007 also contributed $21.6 million to the increase in operating income before amortization expense of $10.4 million.

   Our Canada construction and facilities services operating income improved by $4.1 million for 2008 compared to 2007. The improvement in operating income was primarily attributable to the increase in revenues and contract performance related to construction work on industrial and power generation projects compared to 2007. Although revenues increased in 2008 compared to 2007, selling, general and administrative expenses as a percentage of revenues decreased year over year. Operating income for 2007 was $6.8 million, a $6.4 million improvement when compared to operating income of $0.4 million for 2006. Included in the operating income for 2007 was a $1.4 million gain on sale of property. The improvement in operating income was primarily attributable to the increase in revenues and improved contract performance compared to 2006. The contract performance improvement was primarily related to availability of higher margin industrial and power generation work that was successfully performed. Operating income was also favorably impacted by $1.0 million relating to the rate of exchange of Canadian dollars to the United States dollar as a result of the strengthening of the Canadian dollar.

   Our United Kingdom construction and facilities services operating income for 2008 was $14.4 million compared to an operating loss of $12.9 million for 2007. The improvement in the operating income was primarily attributable to:
(a) the completion in 2008 of certain projects of the rail division in connection with which we had incurred losses during 2007, (b) a decrease in the actuarially determined pension costs associated with our United Kingdom defined benefit pension plan and (c) improved operating income from our facilities services work. Operating income was unfavorably impacted by $1.6 million relating to the rate of exchange for British pounds to United States dollars as a result of the weakening of the British pound during 2008. Our United Kingdom construction and facilities services operating loss for 2007 was $12.9 million compared to operating income of $6.8 million for 2006. The operating loss for 2007 compared to 2006 was primarily attributable to losses on certain rail projects which were at or near completion as of December 31,

2007 and an increase in actuarially determined pension costs associated with our United Kingdom defined benefit pension plan, partially offset by improved operating income from facilities services and construction work. These operating losses were unfavorably impacted by $0.4 million relating to the rate of exchange for British pounds to United States dollars as a result of the strengthening of the British pound during 2007.

   Other international construction and facilities services operating loss was approximately $0.7 million and $0.5 million for 2008 and 2007, respectively. This segment was breakeven for 2006.

   Our corporate administration expenses for 2008 increased by $5.1 million compared to 2007. The increase in the expenses was primarily due to increases of $1.9 million of compensation expense related to incentive compensation awards, $1.8 million of expenses for executive training programs, professional fees and information technology support programs, $1.6 million in staffing expenses incurred in order to support our current operations, $0.9 million of expense related to share-based compensation awards under our long-term incentive plan and a $0.4 million reduction in income recognized associated with a liability that is valued based upon the market price of common stock in 2008 as compared to 2007, partially offset by a reduction of $2.0 million in share-based compensation expense related to stock options. Corporate administration expenses for 2007 were $60.8 million, a $4.9 million increase compared to 2006. The increase in the expenses was primarily due to increases of $1.9 million of compensation expense related to compensation awards based on achievement of earnings milestones under our long-term incentive plan, $1.4 million of expenses for recruiting programs, information technology support and marketing programs, $1.4 million of staffing expenses incurred in order to support our current and projected business growth and $1.2 million of expense related to share-based compensation awards under our long-term incentive plan, partially offset by a reduction in deferred compensation expense of $1.3 million compared to 2006 due to a decrease in our liability corresponding with a reduction in the market price of our common stock during 2007.

NON-OPERATING ITEMS

   Interest expense was $11.8 million, $9.2 million and $2.3 million for 2008, 2007 and 2006, respectively. The $2.5 million and $6.9 million increases in interest expense for 2008 compared to 2007 and for 2007 compared to 2006, respectively, were primarily due to the $300.0 million of long-term debt incurred in September 2007 to finance part of our acquisition of FR X
Ohmstede Acquisition Co. ("Ohmstede"), including additional amortization expense related to capitalized debt issuance costs of (a) $0.3 million as a result of the prepayment in 2008 of $24.25 million of the long-term debt and
(b) $0.9 million as a result of the prepayment of $75.0 million of that long-term debt on December 31, 2007.

   Interest income was $9.9 million, $13.2 million and $6.2 million for 2008, 2007 and 2006, respectively. The decrease in interest income for 2008 compared to 2007 was primarily related to less cash available to invest as a result of utilizing our cash to fund various acquisitions in 2008 and 2007, and we received lower interest rates on our invested cash balances in 2008 than in 2007. The increase in interest income for 2007 compared to 2006 was primarily related to more cash available to invest combined with higher rates of return.

   For joint ventures that have been accounted for using the consolidation method of accounting, minority interest represents the allocation of earnings to our joint venture partners who either have a minority-ownership interest in the joint venture or are not at risk for the majority of losses of the joint venture.

   The 2008 income tax provision was $116.6 million compared to $77.7 million for 2007 and $29.2 million for 2006. The provision on income before income taxes for 2008, 2007 and 2006 was recorded at an effective income tax rate of approximately 39.0%, 38.5% and 39.5%, respectively, except for 2006, which excludes certain items discussed below. The increase in the 2008 income tax provision was primarily due to increased income from continuing operations. The increase in the 2007 income tax provision was primarily due to increased income from continuing operations, while the effective income tax rate decreased primarily due to the utilization of net operating loss carryforwards in Canada. The 2006 income tax provision was comprised of: (a) $45.3 million of income tax provision in respect of pre-tax earnings of $114.6 million, (b) $8.4 million of income tax benefit related to the reversal of a valuation allowance based on the determination that sufficient taxable income existed in the past and will continue in the future to realize the related United Kingdom deferred income tax assets, (c) a $3.9 million income tax benefit related to the realization of net operating losses for which valuation allowances had previously been recorded in Canada, (d) an income tax benefit of $1.9 million for income tax reserves no longer required based on a current analysis of probable exposures and (e) income tax benefits related to items aggregating approximately $1.9 million principally due to the deductibility of certain compensation arrangements for income tax purposes.

   On August 6, 2007, we sold our majority ownership in a joint venture with CB Richard Ellis, Inc. ("CBRE") to CBRE for $8.0 million. This sale followed our purchase, for approximately $0.5 million, of certain of the joint venture's assets. Included in the results of discontinued operations for 2007 was a gain of $1.2 million (net of income tax benefit of

$1.8 million) resulting from the sale of our joint venture interest. As of December 31, 2008, the entire sale price of $8.0 million had been received. On January 31, 2006, we sold a subsidiary that had been part of our United States mechanical construction and facilities services segment. Included in the results of discontinued operations for the year ended December 31, 2006 was a loss of $0.6 million (net of income tax benefit of $0.1 million), which relates to the January 2006 sale of the subsidiary that had been part of our United States mechanical construction and facilities services segment. We will not have any significant future involvement with these entities.

LIQUIDITY AND CAPITAL RESOURCES

   The following table presents net cash provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2008 and 2007 (in millions):

                                                                                                            2008      2007
                                                                                                           -------   -------

Net cash provided by operating activities ..............................................................   $ 335.0   $ 259.0
Net cash used in investing activities ..................................................................   $(124.1)  $(526.4)
Net cash (used in) provided by financing activities ....................................................   $ (25.0)  $ 243.7
Effect of exchange rate changes on cash and cash equivalents ...........................................   $ (31.7)  $   1.5

   Our consolidated cash and cash equivalents balance increased by approximately $154.2 million from $251.6 million at December 31, 2007 to $405.9 million at December 31, 2008. The $335.0 million in net cash provided by operating activities for 2008 increased by $76.0 million compared to the $259.0 million in net cash provided by operating activities in 2007, primarily due to an increase in net over-billings and a decrease in accounts receivable. Net cash used in investing activities of $124.1 million for 2008 decreased $402.2 million compared to $526.4 million used in investing activities for 2007 primarily due to a $423.7 million decrease in payments for acquisitions, which was partially offset by a $16.0 million increase in the purchase of property, plant and equipment. Net cash used in financing activities of $25.0 million for 2008 compared to $243.7 million provided by financing activities for 2007 was primarily attributable to the $300.0 million of long-term debt incurred during 2007 to finance part of the Ohmstede acquisition.

   Our consolidated cash and cash equivalents balance decreased by approximately $22.1 million from $273.7 million at December 31, 2006 to $251.6 million at December 31, 2007. The $259.0 million in net cash provided by operating activities for 2007, which increased $49.0 million when compared to $210.0 million in net cash provided by operating activities in 2006, was primarily due to an increase in working capital as a result of an increase in net over-billings related to an increase in revenues. Net cash used in investing activities of $526.4 million for 2007 increased $462.0 million compared to $64.4 million used in investing activities for 2006 and was primarily due to a $472.3 million increase in payments for the acquisition of Ohmstede and other businesses, identifiable intangible assets and payments pursuant to related earn-out agreements, partially offset by a $3.8 million increase in proceeds from the sale of discontinued operations, a $3.6 million increase in proceeds from sale of property, plant and equipment and a $3.2 million decrease in investment and advances to unconsolidated entities and joint ventures. Net cash provided by financing activities of $243.7 million for 2007 compared to $16.5 million provided by financing activities for 2006 was primarily attributable to the $300.0 million of long-term debt incurred during 2007 to finance part of the Ohmstede acquisition, less the repayment of $75.0 million of the term loan debt on December 31, 2007.

   The following is a summary of material contractual obligations and other commercial commitments (in millions):

                                                                                     PAYMENTS DUE BY PERIOD
                                                                    --------------------------------------------------------
                                                                                  LESS
                                                                                  THAN        1-3         4-5        AFTER
                     CONTRACTUAL OBLIGATIONS                          TOTAL      1 YEAR      YEARS       YEARS      5 YEARS
                     -----------------------                        ---------   --------   ---------   ---------   ---------

Term Loan (including interest at 2.225%).........................   $   205.5   $    7.3   $   198.2   $      --   $      --
Other long-term debt.............................................         0.1        0.1          --          --          --
Capital lease obligations........................................         2.3        0.8         1.2         0.3          --
Operating leases.................................................       213.6       53.6        78.3        40.8        40.9
Open purchase obligations (1)....................................       880.0      712.5       160.7         6.8          --
Other long-term obligations, including current
 portion (2).....................................................       230.5       23.9       190.8        15.8          --
Liabilities related to uncertain income tax positions............        13.5        2.6        10.9          --          --
                                                                    ---------   --------   ---------   ---------   ---------
Total Contractual Obligations....................................   $ 1,545.5   $  800.8   $   640.1   $    63.7   $    40.9
                                                                    =========   ========   =========   =========   =========

                                                                           AMOUNT OF COMMITMENT EXPIRATIONS BY PERIOD
                                                                     -------------------------------------------------------
                                                                       TOTAL       LESS
                                                                      AMOUNTS      THAN        1-3        4-5       AFTER
                   OTHER COMMERCIAL COMMITMENTS                      COMMITTED    1 YEAR      YEARS      YEARS     5 YEARS
                   ----------------------------                      ---------   --------   --------   --------   ----------

Revolving Credit Facility (3) ....................................   $    --     $     --   $    --    $     --   $      --
Letters of credit ................................................      53.7           --      53.7          --          --
Guarantees .......................................................      25.0           --        --          --        25.0
                                                                     -------     --------   -------    --------   ---------
Total Commercial Commitments .....................................   $  78.7     $     --   $  53.7    $     --   $    25.0
                                                                     =======     ========   =======    ========   =========

-------

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

(3) We classify these borrowings as short-term on our consolidated balance sheets because of our intent and ability to repay the amounts on a short-term basis. As of December 31, 2008, there were no borrowings outstanding under the Revolving Credit Facility.

   Our revolving credit agreement (the "Revolving Credit Facility") provides for a credit facility of $375.0 million. The Revolving Credit Facility expires on October 17, 2010. It permits us to increase our borrowings to $500.0 million if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $125.0 million of the borrowing capacity under the Revolving Credit Facility to letters of credit. The Revolving Credit Facility is guaranteed by certain of our direct and indirect subsidiaries, is secured by substantially all of our assets and most of the assets of our subsidiaries, and provides for borrowings in the form of revolving loans and letters of credit. The Revolving Credit Facility contains various covenants requiring, among other things, maintenance of certain financial ratios and certain restrictions with respect to payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount of the Revolving Credit Facility. The fee ranges from 0.25% to 0.5% of the unused amount, based on certain financial tests. Borrowings under the Revolving Credit Facility bear interest at (1) a rate which is the prime commercial lending rate announced by Harris Nesbitt from time to time (3.25% at December 31, 2008) plus 0.0% to 0.5%, based on certain financial tests or (2) United States dollar LIBOR (0.44% at December 31, 2008) plus 1.0% to 2.25%, based on certain financial tests. The interest rates in effect at December 31, 2008 were 3.25% and 1.44% for the prime commercial lending rate and the United States dollar LIBOR, respectively. Letter of credit fees issued under this facility range from 1.0% to 2.25% of the respective face amounts of the letters of credit issued and are charged based on the type of letter of credit issued and certain financial tests. As of December 31, 2008 and 2007, we had approximately $53.7 million and $53.8 million of letters of credit outstanding, respectively. There were no borrowings under the Revolving Credit Facility as of December 31, 2008 and 2007.

   On September 19, 2007, we entered into a $300.0 million Term Loan Agreement ("Term Loan"). The proceeds were used to pay a portion of the consideration for the acquisition of Ohmstede and costs and expenses incident thereto. The Term Loan contains financial covenants, representations and warranties and events of default. The Term Loan covenants require, among other things, maintenance of certain financial ratios and certain restrictions with respect to payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We are required to make principal payments on the Term Loan in installments on the last day of March, June, September and December of each year, commencing March 2008 in the amount of $0.75 million, together with interest on the then outstanding principal amount. A final payment comprised of all remaining principal and interest is due on October 17, 2010. The Term Loan is secured by substantially all of our assets and most of the assets of our U.S. subsidiaries. The Term Loan bears interest at (1) the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at December 31, 2008) plus 0.0% to 0.5% based on certain financial tests or (2) U.S. dollar LIBOR (0.44% at December 31, 2008) plus 1.0% to 2.25% based on certain financial tests. The interest rate in effect at December 31, 2008 was 1.44%. We have made total prepayments of $99.25 million since we entered into the Term Loan, $24.25 million of which were made during the year ended December 31, 2008, as well as mandatory repayments of $3.0 million, to reduce the balance of the Term Loan to $197.75 million at December 31, 2008. Based on the $197.75 million borrowings outstanding on the Term Loan, if overall interest rates were to increase by 1.0%, the net of tax interest expense would increase approximately $1.2 million in the next twelve months. Conversely, if overall interest rates were to decrease by 1.0%, interest expense, net of income taxes, would decrease by approximately $1.2 million in the next twelve months. On January 27, 2009, we entered into an interest rate swap, effective January 30, 2009, which hedges our interest rate
                                      28
risk associated with the $197.75 million principal amount of the Term Loan. This swap has monthly settlement dates over the term of the contract. The interest rate swap has been designated as an effective cash flow hedge, whereby changes in the cash flows from the swap perfectly offset the changes in the cash flows associated with the floating rate of interest on the $197.75 million of principal associated with the Term Loan.

   Our Canadian subsidiary, Comstock Canada Ltd., had a credit agreement with a bank providing for an overdraft facility of up to Cdn. $0.5 million that was terminated in November 2007. The facility was secured by a standby letter of credit and provided for interest at the bank's prime rate.

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

   The terms of our construction contracts frequently require that we obtain from surety companies ("Surety Companies") and provide to our customers payment and performance bonds ("Surety Bonds") as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of December 31, 2008, based on our percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, had there been defaults on all our existing contractual obligations, would have been approximately $1.4 billion. The Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.

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

   Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain the Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient or to enable us to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. However, negative macroeconomic trends may have an adverse effect on liquidity. In addition to managing borrowings, our focus on the facilities services market is intended to provide an additional buffer against economic downturns inasmuch as a part of our facilities services business is characterized by annual and multi-year contracts that provide a more predictable stream of cash flow than the construction business. Short-term liquidity is also impacted by the type and length of construction contracts in place. During past economic downturns, there were typically fewer small discretionary projects from the private sector, and companies like us aggressively bid more large long-term infrastructure and public sector contracts. Performance of long duration contracts typically requires working capital until initial billing milestones are achieved. While we strive to maintain a net over-billed position with our customers, there can be no assurance that a net over-billed position can be maintained; however, we have been successful during the 2007 and 2008 periods of strong demand for non-residential construction services in substantially increasing our net over-billed position. Our net over-billings, defined as the balance sheet accounts "billings in excess of costs and estimated earnings on uncompleted contracts" less "cost and estimated earnings in excess of billings on uncompleted contracts", were $496.4 million and $427.5 million as of December 31, 2008 and 2007, respectively.

   Long-term liquidity requirements can be expected to be met through cash generated from operating activities and our Revolving Credit Facility. Based upon our current credit ratings and financial position, we can reasonably expect to be able to incur long-term debt to fund acquisitions. Over the long term, our primary revenue risk factor continues to be the level of demand for non-residential construction services, which is in turn influenced by macroeconomic trends including interest rates and governmental economic policy. In addition, our ability to perform work is critical to meeting long-term liquidity requirements.

   We believe that current cash balances and borrowing capacity available under the Revolving Credit Facility or other forms of financing available through borrowings, combined with cash expected to be generated from operations, will be sufficient to provide short-term and foreseeable long-term liquidity and meet expected capital expenditure requirements. However, we are a party to lawsuits and other proceedings in which other parties seek to recover from us amounts ranging from a few thousand dollars to over $58.0 million. If we were required to pay damages in one or more such proceedings, such payments could have a material adverse effect on our financial position, results of operations and/or cash flows.

CERTAIN INSURANCE MATTERS

   As of December 31, 2008, we utilized approximately $52.2 million of letters of credit issued pursuant to our Revolving Credit Facility as collateral for insurance obligations.

NEW ACCOUNTING PRONOUNCEMENTS

   In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 157, "Fair Value Measurements" ("Statement 157"). Statement 157 provides guidance for using fair value to measure assets and liabilities. The statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances. Statement 157 is effective for our financial statements beginning with the first quarter of 2008. The adoption of Statement 157 did not affect our financial position or the results of operations. However, on February 12, 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP") that amends Statement 157 to delay the effective date for all non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). We have not determined the effect, if any, the adoption of FSP will have on our financial position and results of operations. However, we believe we would likely be required to provide additional disclosures in future financial statements beginning after the effective date of the new standard.

   In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an amendment of FASB Statement No. 115" ("Statement 159"). Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Statement 159 was effective for our financial statements beginning with the first quarter of 2008. We have elected not to account for any additional financial instruments or other items at fair value pursuant to Statement 159.

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

   In December 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("Statement 160"). This statement is effective for fiscal years beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from our equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of Statement 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We have determined that the adoption of Statement 160 is not expected to have a material impact on our financial position or results of operations.

   In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("Statement 161"). Statement 161 requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133") and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, and, as such, we adopted the provisions of this standard on January 1, 2009. Although Statement 161 requires enhanced disclosures, its adoption will not impact our financial position and results of operations.

   The FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"), in April 2008. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset, as determined under the provisions of Statement 142, and the period of expected cash flows used to measure the fair value of the asset in accordance with Statement 141(R). FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired subsequent to its effective date. Accordingly, we adopted the provisions of this FSP on January 1, 2009. The impact that the adoption of FSP FAS 142-3 may have on our financial position and results of operations will depend on the nature and extent of any intangible assets acquired subsequent to its effective date.

   In May 2008, the FASB issued Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("Statement 162"). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP. Statement
162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". We do not expect the adoption of this standard to have a material impact on the preparation of our consolidated financial statements.

   In June 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share pursuant to the two-class method, as described in Statement 128. The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 is to be applied on a retrospective basis and is effective for fiscal years beginning after December 15, 2008; as such, we adopted the provisions of this FSP on January 1, 2009. We do not expect the adoption of this FSP to have a material impact on our results of operations.

   In November 2008, the FASB ratified EITF Issue No. 08-6, "Equity Method Investment Accounting Considerations" ("EITF No. 08-6"). EITF No. 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF No. 08-6 is effective for fiscal years beginning on or after December 15, 2008, and we adopted the provisions of this standard on January 1, 2009. We do not expect the adoption of EITF No. 08-6 to have a material impact on our consolidated financial statements.

   In December 2008, the FASB issued FSP FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 amends Statement 132(R), and requires that an employer provide objective disclosures about the plan assets of a defined benefit pension plan or other postretirement plan, including disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009, and, as such, we plan to adopt the provisions of FSP FAS 132(R)-1 as of December 31, 2009. We are currently evaluating the impact that the adoption of FSP FAS 132(R)-1 will have on our consolidated financial statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

   Our consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are described in Note B - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8.

Financial Statements and Supplementary Data of this Form 10-K. We believe that some of the more critical judgment areas in the application of accounting policies that affect our financial condition and results of operations are the impact of changes in the estimates and judgments pertaining to: (a) revenue recognition from (i) long-term construction contracts for which the percentage-of-completion method of accounting is used and (ii) services contracts; (b) collectibility or valuation of accounts receivable; (c) insurance liabilities; (d) income taxes; and (e) goodwill and identifiable intangible assets.

REVENUE RECOGNITION FROM LONG-TERM CONSTRUCTION CONTRACTS AND SERVICES
CONTRACTS

   We believe our most critical accounting policy is revenue recognition from long-term construction contracts for which we use the percentage-of-completion method of accounting. Percentage-of-completion accounting is the prescribed method of accounting for long-term contracts in accordance with accounting principles generally accepted in the United States, AICPA Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts", and, accordingly, is the method used for revenue recognition within our industry. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Certain of our electrical contracting business units measure percentage-of-completion by the percentage of labor costs incurred to date for each contract to the estimated total labor costs for such contract. Provisions for the entirety of estimated losses on uncompleted contracts are made in the period in which such losses are determined. Application of percentage-of-completion accounting results in the recognition of costs and estimated earnings in excess of billings on uncompleted contracts in our consolidated balance sheets. Costs and estimated earnings in excess of billings on uncompleted contracts reflected in the consolidated balance sheets arise when revenues have been recognized but the amounts cannot be billed under the terms of contracts. Such amounts are recoverable from customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract.

   Costs and estimated earnings in excess of billings on uncompleted contracts also include amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value and take into account factors that may affect our ability to bill unbilled revenues and collect amounts after billing. No profit is recognized in connection with claim amounts. As of December 31, 2008 and 2007, costs and estimated earnings in excess of billings on uncompleted contracts included unbilled revenues for unapproved change orders of approximately $12.2 million and $31.3 million, respectively, and claims of approximately $5.8 million and $21.3 million, respectively. In addition, accounts receivable as of December 31, 2008 and 2007 included claims of approximately $1.7 million and $4.8 million, respectively, plus unapproved change orders and contractually billed amounts related to such contracts of approximately $45.0 million and $60.5 million, respectively. Generally, contractually billed amounts will not be paid by the customer to us until final resolution of related claims. Due to uncertainties inherent in estimates employed in applying percentage-of-completion accounting, estimates may be revised as project work progresses. Application of percentage-of-completion accounting requires that the impact of revised estimates be reported prospectively in the consolidated financial statements. In addition to revenue recognition for long-term construction contracts, we recognize revenues from the performance of facilities services for maintenance, repair and retrofit work when the criteria in Staff Accounting Bulletin No. 104, "Revenue Recognition, revised and updated" ("SAB 104") have been met. Revenues from service contracts are recognized consistent with the performance of services generally on a pro-rata basis over the life of the contractual arrangement. Expenses related to all services arrangements are recognized as incurred. Revenues related to the engineering, manufacturing and repairing of shell and tube heat exchangers are recognized when the product is shipped and all other criteria in SAB 104 have been met. Costs related to this work are included in inventory until the product is shipped. These costs include all direct material, labor and subcontracting costs and indirect costs related to performance such as supplies, tools and repairs.

ACCOUNTS RECEIVABLE

   We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of past due balances. The provision for doubtful accounts during 2008, 2007 and 2006 amounted to approximately $11.7 million, $5.0 million and $1.1 million, respectively. At December 31, 2008 and 2007, our accounts receivable of $1,391.0 million and $1,435.3 million, respectively, included allowances for doubtful accounts of $34.8 million and $27.0 million, respectively. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to deterioration of its financial condition or its credit ratings. The allowance requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis and as additional information is received.

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

INCOME TAXES

   We have net deferred income tax liabilities resulting from non-deductible temporary differences of $13.2 million and $25.0 million at December 31, 2008 and 2007, respectively, which will impact our taxable income in future periods. The change during 2008 in the deductible temporary differences were primarily related to an increase in other liabilities and reserves, partially offset by the amortization of identifiable intangible assets and other items reflected as temporary differences. A valuation allowance is required when it is more likely than not that all or a portion of a deferred income tax asset will not be realized. As of December 31, 2008 and 2007, the total valuation allowance on gross deferred income tax assets was approximately $5.2 million and $8.6 million, respectively, the decrease in which was due to a reduction in the valuation allowance for Canadian deferred income tax assets.

GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

   As of December 31, 2008, we had $582.7 million and $292.1 million, respectively, of goodwill and net identifiable intangible assets (primarily based on the market values of our contract backlog, developed technology, customer relationships, non-competition agreements and trade names), primarily arising out of the acquisition of companies. As of December 31, 2007, goodwill and net identifiable intangible assets were $563.9 million and $252.1 million, respectively. The increases in the goodwill and net identifiable intangible assets (net of accumulated amortization) since December 31, 2007 were related to the acquisition of five companies during 2008, pending completion of final valuation and purchase price adjustments. During 2008, the purchase price accounting for our 2007 acquisitions and certain of our 2008 acquisitions were finalized. As a result, identifiable intangible assets ascribed to its goodwill, backlog and customer relationships and to a non-competition agreement were adjusted with an insignificant impact. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies. FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142") requires that goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, but instead must be tested at least annually for impairment (which we test each October 1, absent any impairment indicators), and be written down if impaired. Statement 142 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives. Changes in strategy and/or market conditions may result in adjustments to recorded intangible asset balances. As of December 31, 2008, no indicators of impairment of our goodwill or indefinite lived intangible assets resulted from our annual impairment review, which was performed in accordance with the provisions of Statement
142. See Note B -- Summary of Significant Accounting Policies of the notes to consolidated financial statements for additional discussion of the provisions of Statement 142.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We have not used any derivative financial instruments during the years ended December 31, 2008 and 2007, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.

   We are exposed to market risk for changes in interest rates for borrowings under the Revolving Credit Facility and the Term Loan. Borrowings under the Revolving Credit Facility and the Term Loan bear interest at variable rates. The carrying value of our term loan approximates the fair value due to the variable rate on such debt. As of December 31, 2008, there were no borrowings outstanding under the Revolving Credit Facility and the balance on the Term Loan was

$197.75 million. For further information on borrowing rates, refer to the Liquidity and Capital Resources discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

   In addition, we are exposed to market risk of fluctuations in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in both our construction and facilities services operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of over 8,500 vehicles. While we believe we can increase our prices to adjust for some price increases in commodities, there can be no assurance that price increases of commodities, if they were to occur, would be recoverable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              EMCOR GROUP, INC.
                              AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                          DECEMBER 31,
                                                                                                     -----------------------
                                                                                                        2008         2007
                                                                                                     ----------   ----------

                                              ASSETS
Current assets:
 Cash and cash equivalents .......................................................................   $  405,869   $  251,637
 Accounts receivable, less allowance for doubtful accounts of $34,832 and $26,995, respectively ..    1,390,973    1,435,268
 Costs and estimated earnings in excess of billings on uncompleted contracts .....................      105,441      155,060
 Inventories .....................................................................................       54,601       52,247
 Prepaid expenses and other ......................................................................       53,856       56,935
                                                                                                     ----------   ----------
   Total current assets...........................................................................    2,010,740    1,951,147
Investments, notes and other long-term receivables ...............................................       14,958       22,669
Property, plant and equipment, net ...............................................................       96,716       83,963
Goodwill .........................................................................................      582,714      563,918
Identifiable intangible assets, less accumulated amortization of $54,014 and $30,898,
 respectively ....................................................................................      292,128      252,146
Other assets .....................................................................................       11,148       13,157
                                                                                                     ----------   ----------
Total assets .....................................................................................   $3,008,404   $2,887,000
                                                                                                     ==========   ==========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Borrowings under working capital credit line ....................................................   $       --   $       --
 Current maturities of long-term debt and capital lease obligations ..............................        3,886        3,791
 Accounts payable ................................................................................      500,881      537,314
 Billings in excess of costs and estimated earnings on uncompleted contracts .....................      601,834      582,572
 Accrued payroll and benefits ....................................................................      221,564      215,554
 Other accrued expenses and liabilities ..........................................................      184,990      190,349
                                                                                                     ----------   ----------
   Total current liabilities......................................................................    1,513,155    1,529,580
Long-term debt and capital lease obligations .....................................................      196,218      223,453
Other long-term obligations ......................................................................      255,686      248,926
                                                                                                     ----------   ----------
Total liabilities ................................................................................    1,965,059    2,001,959
                                                                                                     ----------   ----------
Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero issued and outstanding .......           --           --
Common stock, $0.01 par value, 200,000,000 shares authorized, 68,089,280 and 67,821,782 shares
 issued, respectively ............................................................................          681          678
Capital surplus ..................................................................................      397,895      387,288
Accumulated other comprehensive loss .............................................................      (49,318)     (15,102)
Retained earnings ................................................................................      708,511      526,307
Treasury stock, at cost 2,569,184 and 2,625,497 shares, respectively .............................      (14,424)     (14,130)
                                                                                                     ----------   ----------
Total stockholders' equity .......................................................................    1,043,345      885,041
                                                                                                     ----------   ----------
Total liabilities and stockholders' equity .......................................................   $3,008,404   $2,887,000
                                                                                                     ==========   ==========

 The accompanying notes to consolidated financial statements are an integral part of these statements.

                              EMCOR GROUP, INC.
                              AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE YEARS ENDED DECEMBER 31,
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           2008         2007         2006
                                                                                        ----------   ----------   ----------

Revenues ............................................................................   $6,785,242   $5,927,152   $4,901,783
Cost of sales .......................................................................    5,898,591    5,224,330    4,349,383
                                                                                        ----------   ----------   ----------
Gross profit ........................................................................      886,651      702,822      552,400
Selling, general and administrative expenses ........................................      582,317      502,654      439,006
Restructuring expenses ..............................................................        1,757          343        1,622
                                                                                        ----------   ----------   ----------
Operating income ....................................................................      302,577      199,825      111,772
Interest expense ....................................................................      (11,764)      (9,240)      (2,340)
Interest income .....................................................................        9,910       13,215        6,235
Minority interest ...................................................................       (1,931)      (2,051)      (1,071)
                                                                                        ----------   ----------   ----------
Income from continuing operations before income taxes ...............................      298,792      201,749      114,596
Income tax provision ................................................................      116,588       77,706       29,196
                                                                                        ----------   ----------   ----------
Income from continuing operations ...................................................      182,204      124,043       85,400
Income from discontinued operations, net of income taxes ............................           --        2,765        1,234
                                                                                        ----------   ----------   ----------
Net income ..........................................................................   $  182,204   $  126,808   $   86,634
                                                                                        ==========   ==========   ==========
Basic earnings per common share:
 From continuing operations .........................................................   $     2.79   $     1.93   $     1.35
 From discontinued operations .......................................................           --         0.04         0.02
                                                                                        ----------   ----------   ----------
                                                                                        $     2.79   $     1.97   $     1.37
                                                                                        ==========   ==========   ==========
Diluted earnings per common share:
 From continuing operations .........................................................   $     2.71   $     1.86   $     1.30
 From discontinued operations .......................................................           --         0.04         0.02
                                                                                        ----------   ----------   ----------
                                                                                        $     2.71   $     1.90   $     1.32
                                                                                        ==========   ==========   ==========

 The accompanying notes to consolidated financial statements are an integral part of these statements.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                                                             2008        2007        2006
                                                                                           ---------   ---------   ---------

Cash flows from operating activities:
Net income .............................................................................   $ 182,204   $ 126,808   $  86,634
Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization .........................................................      25,160      20,659      17,059
 Amortization of identifiable intangible assets ........................................      23,357      17,012       4,251
 Provisions for doubtful accounts ......................................................      11,671       5,025       1,112
 Minority interest .....................................................................       1,931       2,051       1,071
 Deferred income taxes .................................................................      (9,492)    (23,313)     (6,169)
 (Gain) loss on sale of discontinued operations ........................................          --      (1,183)        620
 Gain on sale of property, plant and equipment .........................................        (495)       (221)       (360)
 Excess tax benefits from share-based compensation .....................................      (1,232)    (13,392)     (6,768)
 Equity income from unconsolidated entities ............................................      (3,300)     (5,164)     (4,306)
 Impairment charge on equity investment ................................................       6,967       5,510          --
 Non-cash expense for amortization of debt issuance costs ..............................       1,815       1,961         786
 Non-cash compensation expense .........................................................       5,905       7,054       5,868
 Distributions from unconsolidated entities ............................................       5,542       8,199       9,660
                                                                                           ---------   ---------   ---------
                                                                                             250,033     151,006     109,458
Changes in operating assets and liabilities excluding effect of businesses acquired:
 Decrease (increase) in accounts receivable ............................................      57,246    (179,359)   (101,322)
 (Increase) decrease in inventories ....................................................        (601)        670      (4,706)
 Decrease (increase) in costs and estimated earnings in excess of billings on
   uncompleted contracts................................................................      51,280      (4,007)     37,328
 (Decrease) increase in accounts payable ...............................................     (43,740)     16,340      31,359
 Increase in billings in excess of costs and estimated earnings on uncompleted
   contracts............................................................................      22,117     152,025      67,990
 (Decrease) increase in accrued payroll and benefits and other accrued expenses and
   liabilities..........................................................................     (13,069)    104,098      42,833
 Changes in other assets and liabilities, net ..........................................      11,760      18,248      27,048
                                                                                           ---------   ---------   ---------
Net cash provided by operating activities ..............................................     335,026     259,021     209,988
                                                                                           ---------   ---------   ---------
Cash flows from investing activities:
 Payments for acquisitions of businesses, net of cash acquired, identifiable intangible
   assets and related earn-out agreements...............................................     (89,359)   (513,064)    (40,732)
 Proceeds from sale of discontinued operations .........................................       2,462       5,494       1,661
 Proceeds from sale of property, plant and equipment ...................................       1,381       4,305         714
 Purchase of property, plant and equipment .............................................     (37,514)    (21,501)    (19,733)
 Investment in and advances to unconsolidated entities and joint ventures ..............        (800)     (1,534)     (4,752)
 Net disbursements for other investments ...............................................        (297)        (50)     (1,573)
                                                                                           ---------   ---------   ---------
Net cash used in investing activities ..................................................    (124,127)   (526,350)    (64,415)
                                                                                           ---------   ---------   ---------
Cash flows from financing activities:
 Proceeds from working capital credit line .............................................      58,500          --     149,500
 Repayments of working capital credit line .............................................     (58,500)         --    (149,500)
 Borrowings for long-term debt .........................................................          --     300,000       2,420
 Repayments for long-term debt and debt issuance costs .................................     (28,101)    (79,301)     (2,475)
 Repayments for capital lease obligations ..............................................        (916)       (655)       (615)
 Proceeds from exercise of stock options ...............................................       2,408      10,310      10,400
 Issuance of common stock under employee stock purchase plan ...........................         379          --          --
 Excess tax benefits from share-based compensation .....................................       1,232      13,392       6,768
                                                                                           ---------   ---------   ---------
Net cash (used in) provided by financing activities ....................................     (24,998)    243,746      16,498
                                                                                           ---------   ---------   ---------
Effect of exchange rate changes on cash and cash equivalents ...........................     (31,669)      1,485       7,879
                                                                                           ---------   ---------   ---------
Increase (decrease) in cash and cash equivalents .......................................     154,232     (22,098)    169,950
Cash and cash equivalents at beginning of year .........................................     251,637     273,735     103,785
                                                                                           ---------   ---------   ---------
Cash and cash equivalents at end of year ...............................................   $ 405,869   $ 251,637   $ 273,735
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

                              EMCOR GROUP, INC.
                              AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                             COMPREHENSIVE INCOME
                                (IN THOUSANDS)

                                      TOTAL                             ACCUMULATED
                                      STOCK-                               OTHER
                                     HOLDERS'    COMMON   CAPITAL      COMPREHENSIVE     RETAINED   TREASURY   COMPREHENSIVE
                                      EQUITY     STOCK    SURPLUS    (LOSS) INCOME (1)   EARNINGS    STOCK        INCOME
                                    ----------   ------   --------   -----------------   --------   --------   -------------

Balance, December 31, 2005 ......   $  615,436    $666    $324,899       $ (5,370)       $313,170   $(17,929)
 Net income .....................       86,634      --          --             --          86,634         --     $ 86,634
 Foreign currency translation
   adjustments...................        7,270      --          --          7,270              --         --        7,270
 Pension plan reduction of
   minimum liability, net of tax
   provision of $0.4 million.....          880      --          --            880              --         --          880
                                                                                                                 --------
 Comprehensive income ...........                                                                                $ 94,784
                                                                                                                 ========
 Effect of adopting Statement
   158, net of tax benefit of
   $13.4 million.................      (30,969)     --          --        (30,969)             --         --
 Issuance of treasury stock for
   restricted stock units (2)....           --      --        (551)            --              --        551
 Treasury stock, at cost (3) ....       (1,587)     --          --             --              --     (1,587)
 Common stock issued under stock
   option plans, net (4).........       25,539       7      23,451             --              --      2,081
 Value of restricted stock units         1,238      --       1,238             --              --         --
 Share-based compensation
   expense.......................        5,868      --       5,868             --              --         --
                                    ----------    ----    --------       --------        --------   --------
Balance, December 31, 2006 ......      710,309     673     354,905        (28,189)        399,804    (16,884)
 Net income .....................      126,808      --          --             --         126,808         --     $126,808
 Foreign currency translation
   adjustments...................        7,519      --          --          7,519              --         --        7,519
 Pension adjustment, net of tax
   benefit of $2.2 million.......        5,568      --          --          5,568              --         --        5,568
                                                                                                                 --------
 Comprehensive income ...........                                                                                $139,895
                                                                                                                 ========
 Effect of adopting FIN 48 ......         (305)     --          --             --            (305)        --
 Issuance of treasury stock for
   restricted stock units (2)....           --      --        (311)            --              --        311
 Treasury stock, at cost (3) ....       (1,118)     --          --             --              --     (1,118)
 Common stock issued under stock
   option plans, net (4).........       29,206       5      25,640             --              --      3,561
 Share-based compensation
   expense.......................        7,054      --       7,054             --              --         --
                                    ----------    ----    --------       --------        --------   --------
Balance, December 31, 2007 ......      885,041     678     387,288        (15,102)        526,307    (14,130)
 Net income .....................      182,204      --          --             --         182,204         --     $182,204
 Foreign currency translation
   adjustments...................      (15,898)     --          --        (15,898)             --         --      (15,898)
 Pension adjustment, net of tax
   benefit of $7.4 million.......      (18,318)     --          --        (18,318)             --         --      (18,318)
                                                                                                                 --------
 Comprehensive income ...........                                                                                $147,988
                                                                                                                 ========
 Issuance of treasury stock for
   restricted stock units (2)....           --      --        (108)            --              --        108
 Treasury stock, at cost (3) ....         (493)     --          --             --              --       (493)
 Common stock issued under
   share-based compensation
   plans, net (4)................        4,525       3       4,431             --              --         91
 Common stock issued under
   employee stock purchase plan..          379      --         379             --              --         --
 Share-based compensation
   expense.......................        5,905      --       5,905             --              --         --
                                    ----------    ----    --------       --------        --------   --------
Balance, December 31, 2008 ......   $1,043,345    $681    $397,895       $(49,318)       $708,511   $(14,424)
                                    ==========    ====    ========       ========        ========   ========

-------

(1) As of December 31, 2008, represents cumulative foreign currency translation and pension liability adjustments of $10.4 million and $(59.7) million, respectively. As of December 31, 2007, represents cumulative foreign currency translation and pension liability adjustments of $26.3 million and $(41.4) million, respectively. As of December 31, 2006, represents cumulative foreign currency translation and pension liability adjustments of $18.8 million and $(47.0) million, respectively.

(2) Represents common stock transferred at cost from treasury stock upon the vesting of restricted stock units.

(3) Represents value of shares of common stock withheld by EMCOR for income tax withholding requirements upon the vesting of restricted stock units.

(4) Includes the tax benefit associated with share-based compensation of $1.8 million in 2008, $15.2 million in 2007 and $13.4 million in 2006. The 2006 amount includes an adjustment for stock option exercises of $4.5 million from prior periods.

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

   We are one of the largest electrical and mechanical construction and facilities services firms in the United States, Canada, the United Kingdom and in the world. We specialize principally in providing construction services relating to electrical and mechanical systems in facilities of all types and in providing comprehensive services for the operation, maintenance and management of substantially all aspects of such facilities, commonly referred to as "facilities services." We design, integrate, install, start-up, operate and maintain various electrical and mechanical systems, including: (a) electric power transmission and distribution systems; (b) premises electrical and lighting systems; (c) low-voltage systems, such as fire alarm, security and process control systems; (d) voice and data communication systems; (e) roadway and transit lighting and fiber optic lines; (f) heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems; (g) fire protection systems; (h) plumbing, process and high-purity piping systems; (i) water and wastewater treatment systems; and (j) central plant heating and cooling systems. We provide electrical and mechanical construction services and facilities services directly to corporations, municipalities and other governmental entities, owners/developers and tenants of buildings. We also provide these services indirectly by acting as a subcontractor to general contractors, systems suppliers and other subcontractors. Electrical and mechanical construction services generally fall into one of two categories: (a) large installation projects with contracts often in the multi-million dollar range that involve construction of industrial and commercial buildings and institutional and public works facilities or the fit-out of large blocks of space within commercial buildings and (b) smaller installation projects typically involving fit-out, renovation and retrofit work. Our facilities services businesses, which support the operation of a customer's facilities, include industrial maintenance and services, outage services to utilities and industrial plants, commercial and government site-based operations and maintenance, military base operations support services, mobile maintenance and services, facilities management, installation and support for building systems, technical consulting and diagnostic services, small modification and retrofit projects, retrofit projects to comply with clean air laws, and program development, management and maintenance for energy systems. These services are provided to a wide range of commercial, industrial, utility and institutional facilities including those at which we provided construction services.

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

   For joint ventures that have been accounted for using the consolidation method of accounting, minority interest represents the allocation of earnings to our joint venture partners who either have a minority-ownership interest in the joint venture or are not at risk for the majority of losses of the joint venture.

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

   The results of operations for 2007 and 2006 reflect discontinued operations accounting due to the sale of our interest in a consolidated joint venture in 2007 and the sale of a subsidiary in 2006.

   The results of operations of companies acquired have been included in the results of operations from the date of the respective acquisition.

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

REVENUE RECOGNITION

   Revenues from long-term construction contracts are recognized on the percentage-of-completion method in accordance with AICPA Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Certain of our electrical contracting business units measure percentage-of-completion by the percentage of labor costs incurred to date for each contract to the estimated total labor costs for such contract. Revenues from the performance of facilities services for maintenance, repair and retrofit work are recognized when the criteria in Staff Accounting Bulletin No. 104, "Revenue Recognition, revised and updated" ("SAB 104") have been met. Revenues from service contracts are recognized consistent with the performance of services generally on a pro-rata basis over the life of the contractual arrangement. Expenses related to all services arrangements are recognized as incurred. Revenues related to the engineering, manufacturing and repairing of shell and tube heat exchangers are recognized when the product is shipped and all other criteria in SAB 104 have been met. Costs related to this work are included in inventory until the product is shipped. These costs include all direct material, labor and subcontracting costs and indirect costs related to performance such as supplies, tools and repairs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. In the case of customer change orders for uncompleted long-term construction contracts, estimated recoveries are included for work performed in forecasting ultimate profitability on certain contracts. Due to uncertainties inherent in the estimation process, it is possible that completion costs, including those arising from contract penalty provisions and final contract settlements, will be revised in the near-term. Such revisions to costs and income are recognized in the period in which the revisions are determined.

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

   Costs and estimated earnings on uncompleted contracts and related amounts billed as of December 31, 2008 and 2007 were as follows (in thousands):

                                                                                                   2008          2007
                                                                                               -----------   -----------

    Costs incurred on uncompleted contracts.................................................   $ 9,163,647   $ 9,186,361
    Estimated earnings......................................................................       578,179       675,000
                                                                                               -----------   -----------
                                                                                                 9,741,826     9,861,361
    Less: billings to date..................................................................    10,238,219    10,288,873
                                                                                               -----------   -----------
                                                                                               $  (496,393)  $  (427,512)
                                                                                               ===========   ===========

   Such amounts were included in the accompanying Consolidated Balance Sheets at December 31, 2008 and 2007 under the following captions (in thousands):

                                                                                                      2008        2007
                                                                                                   ---------   ---------

    Costs and estimated earnings in excess of billings on uncompleted contracts.................   $ 105,441   $ 155,060
    Billings in excess of costs and estimated earnings on uncompleted contracts.................    (601,834)   (582,572)
                                                                                                   ---------   ---------
                                                                                                   $(496,393)  $(427,512)
                                                                                                   =========   =========

   As of December 31, 2008 and 2007, costs and estimated earnings in excess of billings on uncompleted contracts included unbilled revenues for unapproved change orders of approximately $12.2 million and $31.3 million, respectively, and claims of approximately $5.8 million and $21.3 million, respectively. In addition, accounts receivable as of December 31, 2008 and 2007 included claims of approximately $1.7 million and $4.8 million, respectively, plus contractually billed amounts related to such contracts of $45.0 million and $60.5 million, respectively. Generally, contractually billed amounts will not be paid by the customer to us until final resolution of related claims. Included in the claims amount is approximately $0.3 million and $8.1 million as of December 31, 2008 and 2007, respectively, related to projects of our Poole & Kent subsidiary, which projects had commenced prior to our acquisition of Poole & Kent in 1999. The Poole & Kent claim amount in 2007 principally relates to a civil action in which Poole & Kent is a participant.

CLASSIFICATION OF CONTRACT AMOUNTS

   In accordance with industry practice, we classify as current all assets and liabilities related to the performance of long-term contracts. The contracting cycle for certain long-term contracts may extend beyond one year, and, accordingly, collection or payment of amounts related to these contracts may extend beyond one year. Accounts receivable at December 31, 2008 and 2007 included $275.0 million and $249.0 million, respectively, of retainage billed under terms of these contracts. We estimate that approximately 70% of retainage recorded at December 31, 2008 will be collected during 2009. Accounts payable at December 31, 2008 and 2007 included $45.5 million and $43.9 million, respectively, of retainage withheld under terms of the contracts. We estimate that approximately 65% of retainage withheld at December 31, 2008 will be paid during 2009. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations. The allowance for doubtful accounts requirements are re-evaluated and adjusted on a regular basis and as additional information is received.

CASH AND CASH EQUIVALENTS

   For purposes of the consolidated financial statements, we consider all highly liquid instruments with original maturities of three months or less to be cash equivalents. We maintain a centralized cash management system whereby our excess cash balances are invested in high quality, short-term money market instruments, which are considered cash equivalents. We have cash balances in certain of our domestic bank accounts that exceed federally insured limits.

                              EMCOR GROUP, INC.
                              AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

INVENTORIES

   Inventories are stated at the lower of cost or market. Cost is determined principally using the average cost method. Inventories as of December 31, 2008 and 2007 consist of the following amounts (in thousands):

                                                                                                         2008      2007
                                                                                                       -------   -------

    Raw materials and construction materials........................................................   $22,845   $19,732
    Work in process.................................................................................    31,756    32,515
                                                                                                       -------   -------
                                                                                                       $54,601   $52,247
                                                                                                       =======   =======

INVESTMENTS, NOTES AND OTHER LONG-TERM RECEIVABLES

   Investments, notes and other long-term receivables were $15.0 million and $22.7 million at December 31, 2008 and 2007, respectively, and primarily consist of investments in joint ventures accounted for using the equity method of accounting. Included as investments, notes and other long-term receivables were investments of $4.5 million and $11.3 million as of December 31, 2008 and 2007, respectively, relating to a venture with Baltimore Gas & Electric (a subsidiary of Constellation Energy). This venture designs, constructs, owns, operates, leases and maintains facilities to produce chilled water for use in air conditioning commercial properties. As a result of our discounted cash flow analysis, an impairment charge of $7.0 million and $5.5 million was recognized for 2008 and 2007, respectively, to write-down the carrying value of this investment to its estimated fair value. We recorded this other-than-temporary decline in fair value as a component of cost of sales.

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

   Property, plant and equipment in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2008 and 2007 (in thousands):

                                                                                                      2008        2007
                                                                                                   ---------   ---------

    Machinery and equipment.....................................................................   $  72,973   $  60,991
    Vehicles....................................................................................      36,909      35,295
    Furniture and fixtures......................................................................      19,094      19,221
    Computer hardware/software..................................................................      69,972      66,928
    Land, buildings and leasehold improvements..................................................      63,921      61,591
                                                                                                   ---------   ---------
                                                                                                     262,869     244,026
    Accumulated depreciation and amortization...................................................    (166,153)   (160,063)
                                                                                                   ---------   ---------
                                                                                                   $  96,716   $  83,963
                                                                                                   =========   =========

IMPAIRMENT OF LONG-LIVED ASSETS

   In accordance with Financial Accounting Standards Board ("FASB") Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying values of long-lived assets, including property, plant and equipment and finite-lived intangible assets, are reviewed for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable.

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

                              EMCOR GROUP, INC.
                              AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

For the years ended December 31, 2008, 2007 and 2006, no adjustment for the impairment of property, plant and equipment carrying value or finite-lived intangible assets has been required.

GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

   Goodwill at December 31, 2008 and 2007 was approximately $582.7 million and $563.9 million, respectively, and reflects the excess of cost over fair market value of net identifiable assets of companies acquired. Goodwill attributable to companies acquired in 2008 has been preliminarily valued at $14.8 million. FASB Statement No. 141, "Business Combinations" ("Statement 141") requires that all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142") requires that goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, but instead must be tested at least annually for impairment (which we test each October 1, absent any impairment indicators), and be written down if impaired. Statement 142 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives.

   We test for impairment of goodwill at the reporting unit level utilizing the two-step process as prescribed by Statement 142. The first step of this test compares the fair value of the reporting unit, determined based upon discounted estimated future cash flows, to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no further work is required and no impairment loss is recognized. If the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired and step two of the goodwill impairment test would need to be performed to measure the amount of an impairment loss, if any. For the years ended December 31, 2008, 2007 and 2006, no indicators of impairment of our goodwill or indefinite lived intangible assets resulted from our annual impairment review.

   The changes in the carrying amount of goodwill during the years ended December 31, 2008 and 2007 were as follows (in thousands):

                                                                                                       2008       2007
                                                                                                     --------   --------

    Balance at beginning of period................................................................   $563,918   $288,165
    Earn-out payments/accruals on prior year acquisitions.........................................      7,349      3,000
    Goodwill recorded for acquisition of businesses...............................................     11,447    274,693
    Goodwill allocated to the sale of assets and other items, net.................................         --     (1,940)
                                                                                                     --------   --------
    Balance at end of period......................................................................   $582,714   $563,918
                                                                                                     ========   ========

   There may be contingent payments associated with the future performance of certain acquired entities, which may result in an increase to goodwill.

   Identifiable intangible assets at December 31, 2008 are comprised of $34.2 million of contract backlog, $91.0 million of developed technology, $112.7 million of customer relationships, $7.7 million of non-competition agreements and $100.5 million of trade names. Identifiable intangible assets at December 31, 2007 were comprised of $28.9 million of contract backlog, $85.4 million of developed technology, $76.7 million of customer relationships, $7.3 million of non-competition agreements and $85.1 million of trade names, all acquired as a result of acquisitions. Identifiable intangible assets attributable to companies acquired in 2008 have been preliminarily valued at $48.0 million. The $100.5 million attributable to trade names is not being amortized as trade names have indefinite lives, but are subject to an annual review for impairment in accordance with Statement 142. See Note C -- Acquisitions of Businesses of the notes to consolidated financial statements for additional information. Except for FR X Ohmstede Acquisition Co.'s ("Ohmstede") contract backlog, which is being expensed in a manner consistent with its expected revenue recognition, the identifiable intangible amounts are subject to amortization on a straight-line method. The amortization periods range from 12 months to 31 months for contract backlog, 20 years for developed technology, 5 to 20 years for customer relationships and 3 to 7 years for non-competition agreements. The contract backlog, developed technology, customer relationships and non-competition agreements are presented in the consolidated balance sheets net of accumulated

                              EMCOR GROUP, INC.
                              AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

amortization of $54.0 million and $30.9 million at December 31, 2008 and 2007, respectively. The following table presents the estimated future amortization expense of identifiable intangible assets in the following years (in thousands):



       2009 ................................................................................................   $ 19.0
       2010 ................................................................................................     14.6
       2011 ................................................................................................     13.0
       2012 ................................................................................................     12.1
       2013 ................................................................................................     11.5
       Thereafter ..........................................................................................    121.4
                                                                                                               ------
                                                                                                               $191.6
                                                                                                               ======

INSURANCE LIABILITIES

   Our insurance liabilities are determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. At December 31, 2008 and 2007, the estimated current portion of undiscounted insurance liabilities of $18.6 million and $18.9 million, respectively, were included in "Other accrued expenses and liabilities" in the accompanying Consolidated Balance Sheets. The estimated non-current portion of the undiscounted insurance liabilities included in "Other long-term obligations" at December 31, 2008 and 2007 were $99.1 million and $89.9 million, respectively.

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

INCOME TAXES

   We account for income taxes in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes" ("Statement 109"). Statement 109 requires an asset and liability approach which requires the recognition of deferred income tax assets and deferred income tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred income tax assets when it is more likely than not that a tax benefit will not be realized.

   We recognize tax benefits in accordance with the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109" ("FIN 48"), adopted as of January 1, 2007. We recognize accruals of interest and penalties related to unrecognized income tax benefits in income tax expense. Prior to our adoption of FIN 48, accruals for uncertain income tax positions were established in accordance with FASB Statement No. 5, "Accounting for Contingencies".

DERIVATIVES AND HEDGING ACTIVITIES

   As of December 31, 2008 and 2007, we did not have any derivative instruments.

                              EMCOR GROUP, INC.
                              AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

VALUATION OF SHARE-BASED COMPENSATION PLANS

   We have various types of share-based compensation plans and programs, which are administered by our Board of Directors or its Compensation and Personnel Committee. See Note J -- Share-Based Compensation Plans of the notes to consolidated financial statements for additional information regarding the share-based compensation plans and programs.

   We account for share-based payments in accordance with the provision of FASB Statement No. 123(R), "Share-Based Payment" ("Statement 123(R)") which we adopted on January 1, 2006. Statement 123(R) requires that all share-based payments issued to acquire goods or services, including grants of employee stock options, be recognized in the statement of operations based on their fair values, net of estimated forfeitures. Statement 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense related to share-based awards is recognized over the requisite service period, which is generally the vesting period. For shares subject to graded vesting, our policy is to apply the straight-line method in recognizing compensation expense. Statement 123(R) requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash inflow, rather than as an operating cash inflow on the Consolidated Statements of Cash Flows. This requirement reduces net operating cash flows and increases net financing cash flows.

NEW ACCOUNTING PRONOUNCEMENTS

   In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("Statement 157"). Statement 157 provides guidance for using fair value to measure assets and liabilities. The statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances. Statement 157 is effective for our financial statements beginning with the first quarter of 2008. The adoption of Statement 157 did not affect our financial position or the results of operations. However, on February 12, 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP") that amends Statement 157 to delay the effective date for all non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). We have not determined the effect, if any, the adoption of FSP will have on our financial position and results of operations. However, we believe we would likely be required to provide additional disclosures in future financial statements beginning after the effective date of the new standard.

   In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an amendment of FASB Statement No. 115" ("Statement 159"). Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Statement 159 was effective for our financial statements beginning with the first quarter of 2008. We have elected not to account for any additional financial instruments or other items at fair value pursuant to Statement 159.

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

   In December 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51" ("Statement 160"). This statement is effective for fiscal years beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from our equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of Statement 141(R). This statement also includes expanded disclosure requirements regarding

                              EMCOR GROUP, INC.
                              AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

the interests of the parent and its noncontrolling interest. We have determined that the adoption of Statement 160 is not expected to have a material impact on our financial position and results of operations.

   In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("Statement 161"). Statement 161 requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133") and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, and, as such, we adopted the provisions of this standard on January 1, 2009. Although Statement 161 requires enhanced disclosures, its adoption will not impact our financial position and results of operations.

   The FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"), in April 2008. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset, as determined under the provisions of Statement 142, and the period of expected cash flows used to measure the fair value of the asset in accordance with Statement 141(R). FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired subsequent to its effective date. Accordingly, we adopted the provisions of this FSP on January 1, 2009. The impact that the adoption of FSP FAS 142-3 may have on our financial position and results of operations will depend on the nature and extent of any intangible assets acquired subsequent to its effective date.

   In May 2008, the FASB issued Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("Statement 162"). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP. Statement
162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". We do not expect the adoption of this standard to have a material impact on the preparation of our consolidated financial statements.

   In June 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share pursuant to the two-class method, as described in Statement 128. The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 is to be applied on a retrospective basis and is effective for fiscal years beginning after December 15, 2008; as such, we adopted the provisions of this FSP on January 1, 2009. We do not expect the adoption of this FSP to have a material impact on our results of operations.

   In November 2008, the FASB ratified EITF Issue No. 08-6, "Equity Method Investment Accounting Considerations" ("EITF No. 08-6"). EITF No. 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF No. 08-6 is effective for fiscal years beginning on or after December 15, 2008, and we adopted the provisions of this standard on January 1, 2009. We do not expect the adoption of EITF No. 08-6 to have a material impact on our consolidated financial statements.

   In December 2008, the FASB issued FSP FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 amends Statement 132(R), and requires that an employer provide objective disclosures about the plan assets of a defined benefit pension plan or other postretirement plan, including disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15,

                              EMCOR GROUP, INC.
                              AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

2009, and, as such, we plan to adopt the provisions of FSP FAS 132(R)-1 as of December 31, 2009. We are currently evaluating the impact that the adoption of FSP FAS 132(R)-1 will have on our consolidated financial statements.

NOTE C -- ACQUISITIONS OF BUSINESSES

   During 2008, we acquired five companies, which were not material individually or in the aggregate, for an aggregate purchase price of $81.5 million. One of the companies primarily provides industrial services to refineries, another primarily provides industrial maintenance services, and two others primarily perform mobile mechanical services. All four of these companies' results have been included in our United States facilities services reporting segment. The fifth company is a fire protection company that has been included in our United States mechanical construction and facilities services reporting segment. Goodwill and identifiable intangible assets attributable to these companies, in the aggregate, were preliminarily valued at $14.8 million and $48.0 million, respectively, representing the excess purchase price over the fair value amounts assigned to their net tangible assets.

   During 2007, we acquired Ohmstede, which has been included in our United States facilities services segment. The purchase price paid for Ohmstede was approximately $455.4 million, net of cash acquired of approximately $1.5 million, and was funded by approximately $155.4 million of our cash on hand and from $300.0 million of borrowings under our $300.0 million Term Loan Agreement (the "Term Loan"). The Term Loan is described further in Note G -- Long-Term Debt of the notes to consolidated financial statements. Additionally, approximately $5.5 million was paid for directly related acquisition costs. Headquartered in Beaumont, Texas, Ohmstede is the leading North American provider of after-market maintenance and repair services, replacement parts and fabrication services for highly engineered shell and tube heat exchangers for refineries and the petrochemical industry.

   Also during 2007, we acquired four companies, which were not material individually or in the aggregate, for an aggregate purchase price of $53.0 million. Two of the companies primarily perform facilities services and have been included in our United States facilities services reporting segment, and the other two primarily perform mechanical construction work and have been included in our United States mechanical construction and facilities services reporting segment. Goodwill and identifiable intangible assets attributable to these companies, representing the excess purchase price over the fair value of amounts assigned to the net tangible assets acquired, were valued at $6.9 million and $31.2 million, respectively.

   During 2006, we acquired three companies, which were not individually or in the aggregate material, for an aggregate of $41.1 million in cash. Goodwill and identifiable intangible assets were valued at $5.1 million and $20.0 million, respectively, after completion of the final valuation and purchase price adjustments.

   We believe the aforementioned acquisitions further our goal of service and geographic diversification and expansion of our facilities services and fire protection operations, as well as offering industrial services with a focus on the refinery and petrochemical industries. Additionally, these acquisitions create more opportunities for our subsidiaries to collaborate on national facilities services contracts. See Note B -- Summary of Significant Accounting Policies of the notes to consolidated financial statements for a discussion of Goodwill and Identifiable intangible assets.

   During 2008, the purchase price accounting for our 2007 acquisitions and certain of our 2008 acquisitions were finalized. As a result, identifiable intangible assets ascribed to its goodwill, contract backlog, customer relationships and related non-competition agreements were adjusted with an insignificant impact. The purchase prices of certain acquisitions are subject to finalization based on certain contingencies provided for in the purchase agreements. These acquisitions were accounted for by the purchase method, and the purchase prices have been allocated to the assets acquired and liabilities assumed, based upon the estimated fair values of the respective assets and liabilities at the dates of the respective acquisitions.

                              EMCOR GROUP, INC.
                              AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE C -- ACQUISITIONS OF BUSINESSES -- (CONTINUED)

   The following table summarizes the purchase price allocations related to the aforementioned 2007 acquisitions (in thousands):

                                                                                                        OTHER
                                                                                          OHMSTEDE   ACQUISITIONS    TOTAL
                                                                                          --------   ------------   --------

Current assets, including cash acquired ...............................................   $ 77,056     $53,774      $130,830
Property, plant and equipment .........................................................     25,803       3,312        29,115
Goodwill ..............................................................................    261,749       6,927       268,676
Identifiable intangible assets ........................................................    216,300      31,210       247,510
Other assets ..........................................................................         --         228           228
                                                                                          --------     -------      --------
   Total assets acquired...............................................................    580,908      95,451       676,359
                                                                                          --------     -------      --------
Current liabilities ...................................................................     35,924      41,457        77,381
Deferred income tax liability .........................................................     88,084         300        88,384
Other long-term obligations ...........................................................         --         660           660
                                                                                          --------     -------      --------
   Total liabilities assumed...........................................................    124,008      42,417       166,425
                                                                                          --------     -------      --------
Net assets acquired ...................................................................   $456,900     $53,034      $509,934
                                                                                          ========     =======      ========

   The goodwill of $268.7 million in the table above was recorded based on purchase price allocations primarily to the United States mechanical construction and facilities services and United States facilities services segments. Goodwill results from the expected benefits of collaboration and synergies in future periods. Approximately $29.4 million of the goodwill and identifiable intangible assets associated with the companies acquired in 2007 will be deductible for tax purposes. In accordance with Statement 141 and Statement 142, goodwill will not be amortized, while certain other identifiable intangible assets with finite lives that have been identified will be subject to amortization over their useful lives.

   Of the total purchase price paid for all 2007 acquisitions, approximately $247.5 million has been allocated to identifiable intangible assets, which includes acquired contract backlog, developed technology, customer relationships, non-competition agreements and trade names. Approximately $73.4 million has been allocated to trade names and is not being amortized as trade names have indefinite lives. Except for Ohmstede's contract backlog, which is being expensed in a manner consistent with its expected revenue recognition, the identifiable intangible amounts are subject to amortization on a straight-line method. The amortization periods range from four months to twenty years.

   The following table presents unaudited pro forma results of operations including all companies acquired during 2007 as if the acquisitions had occurred at the beginning of fiscal 2006. The unaudited pro forma results of operations for companies acquired during 2008, which are not material individually or in the aggregate, have been excluded. The unaudited pro forma results of operations are not necessarily indicative of the results of operations had the acquisitions actually occurred at the beginning of fiscal 2006, nor is it necessarily indicative of future operating results (in thousands, except per share data):

                                                                                                    2007         2006
                                                                                                 ----------   ----------

    Revenues..................................................................................   $6,249,243   $5,271,200
    Operating income..........................................................................   $  234,979(1)$  107,534(2)
    Income from continuing operations.........................................................   $  132,900(1)$   61,977(2)
    Net income................................................................................   $  135,665   $   63,211
    Diluted earnings per common share from continuing operations..............................   $     1.99   $     0.95
    Diluted earnings per common share.........................................................   $     2.03   $     0.97

-------

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

   During 2008 and 2007, we recorded an aggregate of $7.3 million and $3.0 million, respectively, by reason of earn-out obligations in respect of prior year acquisitions.

NOTE D -- DISPOSITION OF ASSETS

   Results of operations for 2007 and 2006 presented in our consolidated financial statements reflect discontinued operations accounting. On August 6, 2007, we sold our majority ownership in a joint venture with CB Richard Ellis, Inc. ("CBRE") to CBRE for $8.0 million. This sale followed our purchase, for approximately $0.5 million, of certain of the joint venture's assets. Included in the results of discontinued operations for 2007 was a gain of $1.2 million (net of income tax benefit of $1.8 million) resulting from the sale of our joint venture interest. As of December 31, 2008, the entire sale price of $8.0 million had been received. We will not have any significant future involvement with this entity. The components of the results of discontinued operations for CBRE are as follows (in thousands):

                                                                                                      2007(1)     2006
                                                                                                      -------   --------

    Revenues.......................................................................................   $79,095   $119,253
    Income from discontinued operation.............................................................   $ 1,582   $  1,854
    Gain on sale of discontinued operation.........................................................   $ 1,183   $     --
    Net income from discontinued operation.........................................................   $ 2,765   $  1,854
    Diluted earnings per common share from discontinued operation..................................   $  0.04   $   0.03

-------

(1) Through date of sale, August 6, 2007.

   On January 31, 2006, we sold a subsidiary that had been part of our United States mechanical construction and facilities services segment. Included in the results of discontinued operations for the year ended December 31, 2006 was a loss of $0.6 million (net of income tax benefit of $0.1 million), which related to the January 2006 sale of the subsidiary that had been part of our United States mechanical construction and facilities services segment. The components of the results of operations for this discontinued operation is not presented as it is not material to the consolidated results of operations. We will not have any significant future involvement with this entity.

                              EMCOR GROUP, INC.
                              AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE E -- EARNINGS PER SHARE

   The following tables summarize our calculation of Basic and Diluted Earnings per Common Share ("EPS") for the years ended December 31, 2008, 2007 and 2006 as adjusted for our July 9, 2007 and January 10, 2006 2-for-1 stock splits (in thousands, except share and per share data):

                                                                                        2008          2007          2006
                                                                                     -----------   -----------   -----------

NUMERATOR:
Income before discontinued operations ............................................   $   182,204   $   124,043   $    85,400
Income from discontinued operations ..............................................            --         2,765         1,234
                                                                                     -----------   -----------   -----------
Net income available to common stockholders ......................................   $   182,204   $   126,808   $    86,634
                                                                                     ===========   ===========   ===========
DENOMINATOR:
Weighted average shares outstanding used to compute basic earnings per common
 share ...........................................................................    65,373,483    64,431,471    63,215,431
Effect of diluted securities - Share-based awards ................................     1,743,778     2,300,465     2,264,962
                                                                                     -----------   -----------   -----------
Shares used to compute diluted earnings per common share .........................    67,117,261    66,731,936    65,480,393
                                                                                     ===========   ===========   ===========
Basic earnings per common share:
   From continuing operations.....................................................   $      2.79   $      1.93   $      1.35
   From discontinued operations...................................................            --          0.04          0.02
                                                                                     -----------   -----------   -----------
   Total..........................................................................   $      2.79   $      1.97   $      1.37
                                                                                     ===========   ===========   ===========
Diluted earnings per common share:
   From continuing operations.....................................................   $      2.71   $      1.86   $      1.30
   From discontinued operations...................................................            --          0.04          0.02
                                                                                     -----------   -----------   -----------
   Total..........................................................................   $      2.71   $      1.90   $      1.32
                                                                                     ===========   ===========   ===========

   The number of options granted to purchase shares of our common stock that were excluded from the computation of Diluted EPS for the years ended December 31, 2008, 2007 and 2006 because they would be anti-dilutive were 295,624, 120,000 and zero, respectively.

NOTE F -- CURRENT DEBT

CREDIT FACILITIES

   Our revolving credit agreement (the "Revolving Credit Facility") provides for a credit facility of $375.0 million. The Revolving Credit Facility expires on October 17, 2010. It permits us to increase our borrowings to $500.0 million if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $125.0 million of the borrowing capacity under the Revolving Credit Facility to letters of credit. The Revolving Credit Facility is guaranteed by certain of our direct and indirect subsidiaries, is secured by substantially all of our assets and most of the assets of our subsidiaries, and provides for borrowings in the form of revolving loans and letters of credit. The Revolving Credit Facility contains various covenants requiring, among other things, maintenance of certain financial ratios and certain restrictions with respect to payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount of the Revolving Credit Facility. The fee ranges from 0.25% to 0.5% of the unused amount, based on certain financial tests. Borrowings under the Revolving Credit Facility bear interest at (1) a rate which is the prime commercial lending rate announced by Harris Nesbitt from time to time (3.25% at December 31, 2008) plus 0.0% to 0.5%, based on certain financial tests or (2) United States dollar LIBOR (0.44% at December 31, 2008) plus 1.0% to 2.25%, based on certain financial tests. The interest rates in effect at December 31, 2008 were 3.25% and 1.44% for the prime commercial lending rate and the United States dollar LIBOR, respectively. Letter of credit fees issued under this facility range from 1.0% to 2.25% of the respective face amounts of the letters of credit issued and are charged based on the type of letter of credit issued and certain financial tests. As of December 31, 2008 and 2007, we had approximately

                              EMCOR GROUP, INC.
                              AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE F -- CURRENT DEBT -- (CONTINUED)

$53.7 million and $53.8 million of letters of credit outstanding, respectively. There were no borrowings under the Revolving Credit Facility as of December 31, 2008 and 2007.

FOREIGN BORROWINGS

   Our Canadian subsidiary, Comstock Canada Ltd., had a credit agreement with a bank providing for an overdraft facility of up to Cdn. $0.5 million that was terminated in November 2007. The facility was secured by a standby letter of credit and provided for interest at the bank's prime rate.

NOTE G -- LONG-TERM DEBT

   Long-term debt in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2008 and 2007 (in thousands):

                                                                                                       2008       2007
                                                                                                     --------   --------

    Term Loan, interest payable in varying amounts through 2010...................................   $197,750   $225,000
    Capitalized Lease Obligations, at weighted average interest rates from 5.0% to 10.0% payable
     in varying amounts through 2014..............................................................      2,313      2,151
    Other, at weighted average interest rates from 8.0% to 13.0%, payable in varying amounts
     through 2010.................................................................................         41         93
                                                                                                     --------   --------
                                                                                                      200,104    227,244
    Less: current maturities......................................................................      3,886      3,791
                                                                                                     --------   --------
                                                                                                     $196,218   $223,453
                                                                                                     ========   ========

TERM LOAN

   On September 19, 2007, we entered into the Term Loan. The proceeds were used to pay a portion of the consideration for the acquisition of Ohmstede and costs and expenses incident thereto. The Term Loan contains financial covenants, representations and warranties and events of default. The Term Loan covenants require, among other things, maintenance of certain financial ratios and certain restrictions with respect to payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We are required to make principal payments on the Term Loan in installments on the last day of March, June, September and December of each year, commencing March 2008 in the amount of $0.75 million. A final payment comprised of all remaining principal and interest is due on October 17, 2010. The Term Loan is secured by substantially all of our assets and most of the assets of our U.S. subsidiaries. The Term Loan bears interest at (1) the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at December 31, 2008) plus 0.0% to 0.5% based on certain financial tests or (2) U.S. dollar LIBOR (0.44% at December 31, 2008) plus 1.0% to 2.25% based on certain financial tests. The interest rate in effect at December 31, 2008 was 1.44%. We capitalized approximately $4.0 million of debt issuance costs associated with the Term Loan. This amount is being amortized over the life of the loan and is included as part of interest expense. We have made total prepayments of $99.25 million since we entered into the Term Loan, $24.25 million of which were made during the year ended December 31, 2008, as well as mandatory repayments of $3.0 million, to reduce the balance of the Term Loan to $197.75 million at December 31, 2008.

   On January 27, 2009, we entered into an interest rate swap, effective January 30, 2009, which hedges our interest rate risk associated with the $197.75 million principal amount of the variable rate term loan. This swap has monthly settlement dates over the term of the contract. The interest rate swap has been designated as an effective cash flow hedge, whereby changes in the cash flows from the swap perfectly offset the changes in the cash flows associated with the floating rate of interest on the $197.75 million of principal associated with the term loan.

                              EMCOR GROUP, INC.
                              AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE G -- LONG-TERM DEBT -- (CONTINUED)

CAPITALIZED LEASE OBLIGATIONS

   See Note L -- Commitments and Contingencies of the notes to consolidated financial statements for additional information.

OTHER LONG-TERM DEBT

   Other long-term debt consists primarily of loans for real estate, office equipment, automobiles and building improvements. The aggregate amount of other long-term debt maturing is approximately $0.1 million payable in varying amounts over the next two years.

NOTE H -- INCOME TAXES

   The 2008 income tax provision was $116.6 million compared to $77.7 million for 2007 and $29.2 million for 2006. The provision on income before income taxes for 2008, 2007 and 2006 was recorded at an effective income tax rate of approximately 39.0%, 38.5% and 39.5%, respectively, except for 2006, which excludes certain items discussed below. The increase in the 2008 income tax provision was primarily due to increased income from continuing operations.

   The 2007 income tax provision was $77.7 million. The increase in the 2007 income tax provision was primarily due to increased income from continuing operations, while the effective income tax rate decreased primarily due to the utilization of net operating loss carryforwards in Canada.

   The 2006 income tax provision was comprised of: (a) $45.3 million of income tax provision in respect of pre-tax earnings of $114.6 million; (b) $8.4 million of income tax benefit related to the reversal of a valuation allowance based on the determination that sufficient taxable income existed in the past and will continue in the future to realize the related United Kingdom deferred income tax assets; (c) a $3.9 million income tax benefit related to the realization of net operating losses for which valuation allowances had previously been recorded in Canada; (d) an income tax benefit of $1.9 million for income tax reserves no longer required based on a current analysis of probable exposures; and (e) income tax benefits related to items aggregating approximately $1.9 million principally due to the deductibility of certain compensation arrangements for income tax purposes.

   We file income tax returns in the United States federal jurisdiction and various states, local and foreign jurisdictions. With few exceptions, we are no longer subject to United States federal, state and local, or non-United States income tax examinations by tax authorities for years prior to 2004. We are currently under Internal Revenue Service audit for the years 2005 through 2007.

   On January 1, 2007, we adopted FIN 48. As a result of the adoption of FIN 48 and recognition of the cumulative effect of adoption of a new accounting principle, we recorded a $0.3 million increase in the liability for unrecognized income tax benefits, with an offsetting reduction in retained earnings. As of December 31, 2008 and 2007, the amount of unrecognized income tax benefits was $9.6 million and $8.8 million (of which $6.3 million and $5.2 million, if recognized, would favorably affect our effective tax rate), respectively. At December 31, 2008 and 2007, we had an accrual of $3.9 million and $3.2 million, respectively, for the payment of interest related to unrecognized income tax benefits included on the Consolidated Balance Sheets. We recognized interest related to unrecognized income tax positions in the income tax provision. During the years ended December 31, 2008 and 2007, we recognized approximately $0.7 million and $2.0 million in interest expense related to our unrecognized income tax benefits, respectively. As of December 31, 2008 and 2007, we had total income tax reserves of $13.5 million ($12.8 million included in "Other long-term obligations" and $0.7 million

                              EMCOR GROUP, INC.
                              AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE H -- INCOME TAXES -- (CONTINUED)

included in "Prepaid expenses and other") and $12.0 million (included in "Other long-term obligations"), respectively. A reconciliation of the beginning and end of year unrecognized income tax benefits is as follows (in thousands):

                                                                                                         2008      2007
                                                                                                       -------   -------

    Balance at beginning of year....................................................................   $ 8,779   $ 6,707
    Additions based on tax positions related to the current year....................................       447     2,008
    Additions based on tax positions related to the prior year......................................     3,460        --
    Additions attributable to acquisitions of businesses............................................        --     1,768
    Reductions for tax positions of prior years.....................................................      (988)   (1,704)
    Reductions for expired statute of limitations...................................................    (2,124)       --
                                                                                                       -------   -------
    Balance at end of year..........................................................................   $ 9,574   $ 8,779
                                                                                                       =======   =======

   It is possible that approximately $2.6 million of unrecognized income tax benefits at December 31, 2008, primarily relating to uncertain tax positions attributable to certain intercompany transactions, will become recognized income tax benefits in the next twelve months due to the expiration of applicable statutes of limitations.

   We file a consolidated federal income tax return including all of our U.S. subsidiaries. At December 31, 2008, we had net operating loss carryforwards ("NOLs") for U.S. income tax purposes of approximately $1.4 million, which expire in the year 2009. In addition, at December 31, 2008, for United Kingdom tax purposes, we had trading loss carryforwards of approximately $1.8 million and non-trading and capital loss carryforwards of approximately $0.4 million, which have no expiration date. These losses and the U.S. NOLs are subject to review by taxing authorities.

   The income tax provision (benefit) in the accompanying Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006 consisted of the following (in thousands):

                                                                                             2008       2007       2006
                                                                                           --------   --------   -------

    Current:
      Federal provision.................................................................   $ 94,171   $ 81,586   $28,447
      State and local...................................................................     22,036     23,337     9,728
      Foreign provision (benefit).......................................................      9,873     (3,904)   (2,810)
                                                                                           --------   --------   -------
                                                                                            126,080    101,019    35,365
                                                                                           --------   --------   -------
      Deferred..........................................................................     (9,492)   (23,313)   (6,169)
                                                                                           --------   --------   -------
                                                                                           $116,588   $ 77,706   $29,196
                                                                                           ========   ========   =======

   Factors accounting for the variation from U.S. statutory income tax rates for the years ended December 31, 2008, 2007 and 2006 were as follows (in thousands):

                                                                                              2008       2007      2006
                                                                                            --------   -------   -------

    Federal income taxes at the statutory rate...........................................   $104,577   $70,612   $40,108
    State and local income taxes, net of federal tax benefits............................     13,421    11,656     5,407
    Permanent differences................................................................      1,126    (1,680)    2,103
    Foreign income taxes.................................................................     (1,269)   (1,350)   (6,122)
    Adjustments to valuation allowance for deferred tax assets...........................     (3,395)     (101)   (8,446)
    Tax reserves.........................................................................      1,509      (806)   (1,881)
    Other................................................................................        619      (625)   (1,973)
                                                                                            --------   -------   -------
                                                                                            $116,588   $77,706   $29,196
                                                                                            ========   =======   =======

   The components of the net deferred income tax asset are included in "Prepaid expenses and other" of $35.6 million and "Other long-term obligations" of $48.8 million at December 31, 2008 and "Prepaid expenses and other" of $31.4

                              EMCOR GROUP, INC.
                              AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE H -- INCOME TAXES -- (CONTINUED)

million and "Other long-term obligations" of $56.4 million at December 31, 2007 in the accompanying Consolidated Balance Sheets. The amounts recorded for the years ended December 31, 2008 and 2007 were as follows (in thousands):

                                                                                                      2008        2007
                                                                                                   ---------   ---------

    Deferred income tax assets:
    Net operating loss carryforwards............................................................   $     595   $   3,995
    Excess of amounts expensed for financial statement purposes over amounts deducted for income tax purposes:
      Insurance liabilities.....................................................................      40,775      37,239
      Pension liability.........................................................................      16,565      14,545
      Other liabilities and reserves............................................................      61,695      50,186
                                                                                                   ---------   ---------
    Total deferred income tax assets............................................................     119,630     105,965
    Valuation allowance for deferred tax assets.................................................      (5,160)     (8,555)
                                                                                                   ---------   ---------
    Net deferred income tax assets..............................................................     114,470      97,410
                                                                                                   ---------   ---------
    Deferred income tax liabilities:
    Costs capitalized for financial statement purposes and deducted for income tax purposes:
      Amortization of identifiable intangible assets............................................    (120,575)   (112,700)
      Other, primarily depreciation of property, plant and equipment............................      (7,140)     (9,701)
                                                                                                   ---------   ---------
    Total deferred income tax liabilities.......................................................    (127,715)   (122,401)
                                                                                                   ---------   ---------
    Net deferred income tax liabilities.........................................................   $ (13,245)  $ (24,991)
                                                                                                   =========   =========

   As of December 31, 2008 and 2007, the total valuation allowance on net deferred income tax assets was approximately $5.2 million and $8.6 million, respectively. The primary reason for the decrease in the valuation allowance for 2008 was related to a $2.7 million reversal of a valuation allowance due to a reduction in the valuation allowance for Canadian deferred income tax assets. Realization of the deferred income tax assets is dependent on our generating sufficient taxable income. We believe that the deferred income tax assets will be realized through the future reversal of existing taxable temporary differences and projected future income. Although realization is not assured, we believe it is more likely than not that the deferred income tax asset, with no corresponding valuation allowance, will be realized. The amount of the deferred income tax asset considered realizable, however, could be reduced if estimates of future taxable income are reduced.

   Income (loss) from continuing operations before income taxes for the years ended December 31, 2008, 2007 and 2006 consisted of the following (in thousands):

                                                                                            2008       2007       2006
                                                                                          --------   --------   --------

    United States......................................................................   $269,074   $206,500   $104,509
    Foreign............................................................................     29,718     (4,751)    10,087
                                                                                          --------   --------   --------
                                                                                          $298,792   $201,749   $114,596
                                                                                          ========   ========   ========

   We have not recorded deferred income taxes on the undistributed earnings of our foreign subsidiaries because of our intent to indefinitely reinvest such earnings. Upon distribution of these earnings in the form of dividends or otherwise, we may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable if such earnings or invested capital was repatriated to the United States.

NOTE I -- COMMON STOCK

   On January 27, 2006, our stockholders approved an amendment to our Restated Certificate of Incorporation authorizing an increase in the number of shares of our common stock from 30.0 million shares to 80.0 million shares. On September 18, 2007, our stockholders approved an amendment to our Restated Certificate of Incorporation authorizing an increase in the number of shares of our common stock from 80.0 million shares to 200.0 million shares. On July 9, 2007 and February 10, 2006, we effected 2-for-1 stock splits in the form of stock distributions of one common share for

                              EMCOR GROUP, INC.
                              AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE I -- COMMON STOCK -- (CONTINUED)

each common share owned, payable to stockholders of record on June 20, 2007 and January 30, 2006. As of December 31, 2008 and 2007, 65,520,096 and 65,196,285
shares of our common stock were outstanding, respectively. Pursuant to a program authorized by our Board of Directors, we purchased 4,527,940 shares of our common stock prior to January 1, 2000. These shares have been classified as "Treasury stock, at cost" in the Consolidated Balance Sheet at December 31, 2008, less the value of shares reissued pursuant to the exercise of stock options or issuance of restricted stock units as described in Note J -- Share-Based Compensation Plans of the notes to consolidated financial statements. Our management is authorized to expend up to an additional $3.2 million to purchase our common stock under this program.

NOTE J -- SHARE-BASED COMPENSATION PLANS

   We have an incentive plan under which stock options, stock awards and stock units may be granted to officers, non-employee directors and key employees of the Company. We have outstanding stock options and stock units pursuant to which shares may be issued under other plans, although no further grants may be made under these plans. A summary of the general terms of the grants under our equity based plans and programs are as follows (adjusted for our July 9, 2007 and February 10, 2006 2-for-1 stock splits):

                                           AUTHORIZED
                                             SHARES                VESTING                 EXPIRATION             VALUATION DATE
                                         --------------      --------------------     -------------------     ---------------------

1994 Management Stock Option Plan          4,000,000            Generally, 33%          Ten years from         Fair market value
                                                             on each anniversary          grant date            of common stock
                                                                of grant date                                    on grant date

1995 Non-Employee Directors'                 800,000          100% on grant date        Ten years from         Fair market value
  Non-Qualified Stock Option Plan                                                          grant date            of common stock
                                                                                                                  on grant date

1997 Non-Employee Directors'               1,200,000          Generally, 25% on         Five years from       Fair market value of
  Non-Qualified Stock Option Plan                             grant date and 25%          grant date            common stock on
                                                                 each quarter                                      grant date

1997 Stock Plan for Directors               600,000            50% on grant or                 --             Fair market value of
                                                              award date, 50% on                                common stock on
                                                            the first anniversary                                  grant date
                                                                of grant date

2003 Non-Employee Directors'                480,000           100% on grant date        Ten years from        Fair market value of
  Non-Qualified Stock Option Plan                                                         grant date            common stock on
                                                                                                                   grant date

2003 Management Stock Incentive Plan       1,320,000           To be determined         Ten years from        Fair market value of
                                                             by the Compensation      grant date, in the        common stock on
                                                                  Committee             case of options            grant date

Executive Stock Bonus Plan                   880,000          100% on grant date        Ten years from        Fair market value of
                                                                                          grant date            common stock on
                                                                                                                   grant date

2005 Management Stock Incentive Plan       1,800,000           To be determined         Ten years from        Fair market value of
                                                             by the Compensation      grant date, in the        common stock on
                                                                  Committee             case of options            grant date

2005 Stock Plan for Directors                104,000            50% on grant or                 --            Fair market value of
  Directors                                                   award date, 50% on                                common stock on
                                                            the first anniversary                                  grant date
                                                                of grant date

2007 Incentive Plan                        1,495,000           To be determined        Five/eight years       Fair market value of
                                                             by the Compensation       from grant date,         common stock on
                                                                  Committee             in the case of             grant date
                                                                                            options
Other Stock Option Grants                Not applicable              (1)                Ten years from        Fair market value of
  Grants                                                                                  grant date            common stock on
                                                                                                                    grant date

-------

(1) Generally, either 100% on the first anniversary of grant date or periodically, in equal installments over a three year period following the grant date, commencing on the grant date or the first anniversary thereof.

                              EMCOR GROUP, INC.
                              AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE J -- SHARE-BASED COMPENSATION PLANS -- (CONTINUED)

   The following table summarizes activity regarding our stock options and awards of shares and stock units since December 31, 2005:

                        STOCK OPTIONS                                              RESTRICTED STOCK UNITS
-------------------------------------------------------------   ------------------------------------------------------------
                                                     WEIGHTED                                                       WEIGHTED
                                                      AVERAGE                                                        AVERAGE
                                          SHARES       PRICE                                              SHARES      PRICE
                                        ----------   --------                                            --------   --------

Balance, December 31, 2005...........    7,299,856    $ 9.51    Balance, December 31, 2005 ...........    332,424    $ 9.78
  Granted............................      158,120    $21.38      Granted.............................    296,282    $18.04
  Forfeited..........................           --        --      Forfeited...........................    (30,568)   $17.79
  Exercised..........................   (1,324,248)   $ 7.96      Issued..............................   (199,320)   $ 9.75
                                        ----------                                                       --------
Balance, December 31, 2006...........    6,133,728    $10.16    Balance, December 31, 2006 ...........    398,818    $15.32
  Granted............................      155,624    $34.05      Granted.............................    132,626    $28.13
  Forfeited..........................      (13,332)   $ 9.80      Forfeited...........................         --        --
  Exercised..........................   (1,487,934)   $ 6.93      Issued..............................    (84,220)   $ 9.59
                                        ----------                                                       --------
Balance, December 31, 2007...........    4,788,086    $11.93    Balance, December 31, 2007 ...........    447,224    $20.20
  Granted............................      199,998    $26.33      Granted.............................    135,337    $23.01
  Forfeited..........................           --        --      Forfeited...........................         --        --
  Exercised..........................     (249,736)   $ 9.64      Issued..............................    (78,133)   $14.68
                                        ----------                                                       --------
Balance, December 31, 2008...........    4,738,348    $12.66    Balance, December 31, 2008                504,428    $21.81
                                        ==========                                                       ========

   In addition, 2,096, 3,412 and 8,280 shares were issued to certain non-employee directors pursuant to annual retainer arrangements during the years ended December 31, 2008, 2007 and 2006, respectively. The shares awarded to non-employee directors and stock units awarded to employees were pursuant to incentive plans and separation agreements for which $3.9 million, $3.0 million and $1.9 million of compensation expense was recognized for the years ended December 31, 2008, 2007 and 2006, respectively. We have $1.9 million of compensation expense, net of income taxes, which will be recognized over the remaining vesting period related to the stock units awarded to employees. We also have outstanding phantom equity units, which will be settled in cash based upon the value of our stock price, for which $1.2 million and $3.6 million of income were recognized for the years ended December 31, 2008 and 2007, respectively, and $2.8 million of expense was recognized for the year ended December 31, 2006. These changes were due to changes in the market price of our common stock from the award date.

   Compensation expense of $2.0 million, $4.1 million and $4.0 million for the years ended December 31, 2008, 2007 and 2006, respectively, was recognized due to the vesting of stock option grants. All outstanding stock options were fully vested as of December 31, 2008. As a result of stock option exercises, $2.4 million, $10.3 million and $10.4 million of proceeds were received during the years ended December 31, 2008, 2007 and 2006, respectively. The income tax benefit derived in 2008, 2007 and 2006 as a result of such exercises and share-based compensation was $1.8 million, $15.2 million and $8.9 million, respectively, of which $1.2 million, $13.4 million and $6.8 million, respectively, represented excess tax benefits.

   The total intrinsic value of options (the amounts by which the stock price exceeded the exercise price of the option on the date of exercise) that was exercised during 2008, 2007 and 2006 was $4.1 million, $37.5 million and $23.7 million, respectively.

   At December 31, 2008, 2007 and 2006, 4,738,348, 4,416,755 and 5,263,663
options were exercisable, respectively. The weighted average exercise price of exercisable options at December 31, 2008, 2007 and 2006 was approximately $12.66, $11.99 and $9.96, respectively.

                              EMCOR GROUP, INC.
                              AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE J -- SHARE-BASED COMPENSATION PLANS -- (CONTINUED)

   The following table summarizes information about our stock options at December 31, 2008 (adjusted for our July 9, 2007 and February 10, 2006 2-for-1 stock splits):

                              STOCK OPTIONS OUTSTANDING AND EXERCISABLE
                  -----------------------------------------------------------------
                     RANGE OF                   WEIGHTED AVERAGE   WEIGHTED AVERAGE
                  EXERCISE PRICES     NUMBER     REMAINING LIFE     EXERCISE PRICE
                  ---------------   ---------   ----------------   ----------------

                   $4.05 - $9.67      538,000      2.04 Years           $ 6.09
                  $10.41 - $13.20   3,118,862      4.67 Years           $11.22
                  $13.69 - $17.79     605,864      3.83 Years           $13.96
                  $20.54 - $28.13     355,622      6.65 Years           $25.15
                      $36.04          120,000      6.47 Years           $36.04

   The total aggregate intrinsic value of options outstanding and exercisable as of December 31, 2008 was approximately $46.3 million. The total aggregate intrinsic value of options outstanding as of December 31, 2007 and 2006 was approximately $56.0 million and $112.1 million, respectively. The total aggregate intrinsic value of options exercisable as of December 31, 2007 and 2006 was approximately $51.4 million and $97.2 million, respectively.

   The fair value on the date of grant was calculated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the periods indicated:

                                                                                                    FOR THE YEAR ENDED
                                                                                                       DECEMBER 31,
                                                                                                  ----------------------
                                                                                                   2008    2007     2006
                                                                                                  -----   ------   -----

    Dividend yield.............................................................................       0%       0%      0%
    Expected volatility........................................................................    34.2%    30.8%   34.0%
    Risk-free interest rate....................................................................     3.4%     4.9%    4.9%
    Expected life of options in years..........................................................     5.0      5.0     5.8
    Weighted average grant date fair value.....................................................   $9.51   $12.35   $9.36

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

   On December 31, 2006, we adopted the provisions of Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("Statement 158"). Statement 158 for our defined benefit plans requires that (a) the funded status, which is measured as the difference between the fair value of plan assets and the projected benefit obligations, be recorded in our balance sheet with a corresponding adjustment to accumulated other comprehensive income (loss) and (b) gains and losses for the differences between actuarial assumptions and actual results, and unrecognized service costs, be recognized through accumulated other comprehensive income (loss). These amounts will be subsequently recognized as net periodic pension cost.

                              EMCOR GROUP, INC.
                              AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE K -- RETIREMENT PLANS -- (CONTINUED)

   The change in benefit obligations and assets of the UK Plan for the years ended December 31, 2008 and 2007 consisted of the following components (in thousands):

                                                                                                       2008       2007
                                                                                                     --------   --------

    CHANGE IN PENSION BENEFIT OBLIGATION
    Benefit obligation at beginning of year.......................................................   $275,959   $266,636
    Service cost..................................................................................      4,361      6,629
    Interest cost.................................................................................     14,283     13,758
    Plan participants' contributions..............................................................      2,176      2,698
    Actuarial gain................................................................................    (22,636)   (10,040)
    Benefits paid.................................................................................     (9,877)    (9,067)
    Foreign currency exchange rate changes........................................................    (71,847)     5,345
                                                                                                     --------   --------
    Benefit obligation at end of year.............................................................   $192,419   $275,959
                                                                                                     ========   ========
    CHANGE IN PENSION PLAN ASSETS
    Fair value of plan assets at beginning of year................................................   $224,518   $206,794
    Actual return on plan assets..................................................................    (41,694)     9,183
    Employer contributions........................................................................     10,301     10,788
    Plan participants' contributions..............................................................      2,176      2,698
    Benefits paid.................................................................................     (9,877)    (9,067)
    Foreign currency exchange rate changes........................................................    (52,165)     4,122
                                                                                                     --------   --------
    Fair value of plan assets at end of year......................................................   $133,259   $224,518
                                                                                                     --------   --------
    Funded status at end of year..................................................................   $(59,160)  $(51,441)
                                                                                                     ========   ========

    AMOUNTS NOT YET REFLECTED IN NET PERIODIC BENEFIT COST AND INCLUDED IN ACCUMULATED OTHER
    COMPREHENSIVE LOSS:

                                                                                                         2008      2007
                                                                                                       -------   -------

    Unrecognized losses...........................................................................     $62,598   $51,934
                                                                                                       =======   =======

   The underfunded status of the UK Plan of $59.2 million and $51.4 million at December 31, 2008 and 2007, respectively, is included in "Other long-term obligations" in the accompanying Consolidated Balance Sheets. No plan assets are expected to be returned to us during the year ended December 31, 2009.

   The weighted-average assumptions used to determine benefit obligations as of December 31, 2008 and 2007 were as follows:

                                                                                                      2008   2007
                                                                                                      ----   ----

    Discount rate.................................................................................     5.8%   5.6%
    Annual rate of salary provision...............................................................     3.8%   4.2%

   The weighted-average assumptions used to determine net periodic benefit cost as of December 31, 2008, 2007 and 2006 were as follows:

                                                                                                      2008   2007   2006
                                                                                                      ----   ----   ----

    Discount rate.................................................................................     5.6%   5.1%   4.8%
    Annual rate of salary provision...............................................................     4.2%   3.8%   3.1%
    Annual rate of return on plan assets..........................................................     6.8%   6.5%   6.3%

   The annual rate of return on plan assets is based on the yield of risk-free bonds, plus an estimated equity-risk premium, at each year's measurement date. This annual rate approximates the historical annual return on plan assets and considers the expected asset allocation between equity and debt securities. For measurement purposes of the liability, the annual rates of inflation of covered pension benefits assumed for 2008 and 2007 were 2.8% and 3.2%, respectively.

                              EMCOR GROUP, INC.
                              AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE K -- RETIREMENT PLANS -- (CONTINUED)

   The components of net periodic pension benefit cost for the years ended December 31, 2008, 2007 and 2006 were as follows (in thousands):

                                                                                            2008       2007       2006
                                                                                          --------   --------   --------

    Service cost.......................................................................   $  4,361   $  6,629   $  4,285
    Interest cost......................................................................     14,283     13,758     10,484
    Expected return on plan assets.....................................................    (14,305)   (13,814)   (11,175)
    Net amortization of prior service cost and actuarial loss..........................         --         --         72
    Amortization of unrecognized loss..................................................      2,053      2,746      1,675
                                                                                          --------   --------   --------
    Net periodic pension benefit cost..................................................   $  6,392   $  9,319   $  5,341
                                                                                          ========   ========   ========

   The estimated unrecognized loss for the UK Plan that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost over the next year is approximately $3.9 million.

UK PLAN ASSETS

   The weighted average asset allocations and weighted average target allocations at December 31, 2008 and 2007 were as follows:

                                                                                  TARGET
                                                                                   ASSET     DECEMBER 31,   DECEMBER 31,
    ASSET CATEGORY                                                              ALLOCATION       2008           2007
    --------------                                                              ----------   ------------   ------------

    Equity securities........................................................       70.0%         68.9%          71.6%
    Debt securities..........................................................       30.0          30.4           28.1
    Other....................................................................         --           0.7            0.3
                                                                                   -----         -----          -----
    Total....................................................................      100.0%        100.0%         100.0%
                                                                                   =====         =====          =====

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

CASH FLOWS:

CONTRIBUTIONS

   Our United Kingdom subsidiary expects to contribute approximately $7.9 million to its UK Plan in 2009.

ESTIMATED FUTURE BENEFIT PAYMENTS

   The following estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the following years (in thousands):

                                                                                                          PENSION
                                                                                                         BENEFITS
                                                                                                         --------

           2009.......................................................................................    $ 6,722
           2010.......................................................................................      7,224
           2011.......................................................................................      7,851
           2012.......................................................................................      8,624
           2013.......................................................................................      9,325
           Succeeding five years......................................................................     56,708

                              EMCOR GROUP, INC.
                              AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE K -- RETIREMENT PLANS -- (CONTINUED)

   The accumulated benefit obligation for the UK Plan for the years ended December 31, 2008 and 2007 was $166.6 million and $234.9 million, respectively.

   The following table shows certain information for the UK Plan where the accumulated benefit obligation is in excess of plan assets as of December 31, 2008 and 2007 (in thousands):

                                                                                                    2008       2007
                                                                                                  --------   --------

       Projected benefit obligation ...........................................................   $192,419   $275,959
       Accumulated benefit obligation .........................................................   $166,616   $234,886
       Fair value of plan assets ..............................................................   $133,259   $224,518

   We also sponsor two domestic defined benefit plans in which participation by new individuals is frozen. The benefit obligation associated with these plans as of December 31, 2008 and 2007 was approximately $5.3 million and $5.7 million, respectively. The estimated fair value of the plan assets as of December 31, 2008 and 2007 was approximately $4.1 million and $6.0 million, respectively. The pension liability balances as of December 31, 2008 are classified as "Other long-term obligations" on the accompanying Consolidated Balance Sheets. The prepaid pension balances as of December 31, 2007 are classified as "Other assets" on the accompanying Consolidated Balance Sheets. The measurement date for these plans is December 31 of each year. The major assumptions used in the actuarial valuations to determine benefit obligations as of December 31, 2008 and 2007 included a discount rate of 6.5% and 5.5% and an expected rate of return of 7.5% and 8.0%, respectively. The estimated loss for these plans that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost over the next year is approximately $0.3 million. The future estimated benefit payments expected to be paid from the plans for the next ten years is approximately $0.3 million to $0.4 million per year.

   We contribute to various multi-employer union pension funds based upon wages paid to our union employees. Such contributions approximated $221.1 million, $185.3 million and $150.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. The increase in contributions of $31.4 million for 2008 compared to 2007 was primarily related to increased hours worked and wages earned, as well as incremental contributions of $22.3 million from companies acquired in 2008 and 2007.

   We have defined contribution retirement and savings plans that cover eligible employees in the United States. Contributions to these plans are based on a percentage of the employee's base compensation. The expenses recognized for the years ended December 31, 2008, 2007 and 2006 for these plans were $9.3 million, $7.7 million and $7.1 million, respectively. At our discretion, we may make additional supplemental matching contributions to a defined contribution retirement and savings plan. The supplemental contributions for the years ended December 31, 2008, 2007 and 2006 were $5.6 million, $4.9 million and $4.8 million, respectively.

   Our United Kingdom subsidiary has a defined contribution retirement plan. The expense recognized for the years ended December 31, 2008, 2007 and 2006 was $3.7 million, $2.4 million and $2.0 million, respectively.

   Our Canadian subsidiary has a defined contribution retirement plan. The expense recognized was $0.3 million for the year ended December 31, 2008, $0.4 million for the year ended December 31, 2007 and $0.3 million for the year ended December 31, 2006.

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

                              EMCOR GROUP, INC.
                              AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE L -- COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

   Future minimum payments, by year and in the aggregate, under capital leases, non-cancelable operating leases and related subleases with initial or remaining terms of one or more years at December 31, 2008, were as follows (in thousands):

                                                                                          CAPITAL   OPERATING   SUBLEASE
                                                                                           LEASES     LEASES     INCOME
                                                                                          -------   ---------   --------

    2009...............................................................................    $1,039    $ 53,589    $  851
    2010...............................................................................       737      44,359       586
    2011...............................................................................       482      33,912       613
    2012...............................................................................       260      23,763       617
    2013...............................................................................        65      17,039       512
    Thereafter.........................................................................         7      40,892     1,067
                                                                                           ------    --------    ------
    Total minimum lease payment........................................................     2,590    $213,554    $4,246
                                                                                                     ========    ======
    Amounts representing interest......................................................      (277)
                                                                                           ------
    Present value of net minimum lease payments........................................    $2,313
                                                                                           ======

   Rent expense for operating leases and other rental items, including short-term equipment rentals charged to cost of sales for our construction contracts, for the years ended December 31, 2008, 2007 and 2006 was $108.2 million, $87.6 million and $73.7 million, respectively. Rent expense for the years ended December 31, 2008, 2007 and 2006 included sublease rental income of $0.6 million, $0.4 million and $0.3 million, respectively.

   We have agreements with our executive officers and certain other key management personnel providing for severance benefits for such employees upon termination of their employment under certain circumstances.

   We are contingently liable to sureties in respect of performance and payment bonds issued by sureties, usually at the request of customers in connection with construction projects, which secure our payment and performance obligations under contracts for such projects. In addition, at the request of labor unions representing certain of our employees, bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Our bonding requirements typically increase as the amount of public sector work increases. As of December 31, 2008, based on our percentage-of-completion of our projects in connection with which surety bonds were issued, our aggregate estimated exposure, had there been defaults on all our existing contractual obligations, would have been approximately $1.4 billion. The bonds are issued by our sureties in return for premiums, which vary depending on the size and type of bond. We have agreed to indemnify the sureties for amounts, if any, paid by them in respect of bonds issued on our behalf.

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

   At December 31, 2008, we employed approximately 28,000 people, approximately 68% of whom are represented by various unions pursuant to more than 375 collective bargaining agreements between our individual subsidiaries and local unions. We believe that our employee relations are generally good. Only one of these collective bargaining agreements is national or regional in scope.

                              EMCOR GROUP, INC.
                              AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE L -- COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

   Restructuring expenses, primarily relating to employee severance obligations and reduction of leased facilities, were $1.8 million, $0.3 million and $1.6 million for 2008, 2007 and 2006, respectively. The 2008 and 2007 restructuring expenses were primarily attributable to our United Kingdom operations, while the 2006 restructuring expenses were primarily attributable to our United States facilities services segment. As of December 31, 2008, the balance of the severance obligations was $0.5 million. As of December 31, 2007 and 2006, the balance of these severance obligations was $0.2 million. The severance obligations outstanding as of December 31, 2007 and 2006 were paid during 2008 and 2007, respectively, and the severance obligations outstanding as of December 31, 2008 are expected to be paid in 2009.

NOTE M -- ADDITIONAL CASH FLOW INFORMATION

   The following presents information about cash paid for interest and income taxes for the years ended December 31, 2008, 2007 and 2006 (in thousands):

                                                                                              2008       2007      2006
                                                                                            --------   -------   -------

    Cash paid during the year for:
      Interest...........................................................................   $  9,993   $11,377   $ 1,788
      Income taxes.......................................................................   $120,384   $85,469   $29,205
    Non-cash financing activities:
      Assets acquired under capital lease obligations....................................   $    528   $   491   $   612
      Contingent purchase price accrued..................................................   $  3,297   $ 3,000   $ 3,372

NOTE N -- SEGMENT INFORMATION

   We have the following reportable segments which provide services associated with the design, integration, installation, start-up, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; water and wastewater treatment and central plant heating and cooling); (c) United States facilities services; (d) Canada construction and facilities services; (e) United Kingdom construction and facilities services; and (f) Other international construction and facilities services. The segment "United States facilities services" principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers' facilities (industrial maintenance and services; outage services to utilities and industrial plants; commercial and government site-based operations and maintenance; military base operations support services; mobile maintenance and services; facilities management;
installation and support for building systems; technical consulting and diagnostic services; small modification and retrofit projects; retrofit projects to comply with clean air laws; and program development, management and maintenance for energy systems), which services are not generally related to customers' construction programs, as well as industrial services operations, which primarily provide aftermarket maintenance and repair services, replacement parts and fabrication services for highly engineered shell and tube heat exchangers for the refinery and petrochemical industries. The Canada, United Kingdom and Other international segments perform electrical construction, mechanical construction and facilities services. Our "Other international construction and facilities services" segment, currently operating only in the Middle East, represents our operations outside of the United States, Canada and the United Kingdom. The following tables present information about industry segments and geographic areas for the years ended December 31, 2008, 2007 and 2006 (in millions):

                              EMCOR GROUP, INC.
                              AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE N -- SEGMENT INFORMATION -- (CONTINUED)

                                                                                                       AS REPORTED
                                                                                              ------------------------------
                                                                                                2008       2007       2006
                                                                                              --------   --------   --------

Revenues from unrelated entities:
   United States electrical construction and facilities services...........................   $1,700.5   $1,433.8   $1,280.2
   United States mechanical construction and facilities services...........................    2,475.0    2,343.1    1,820.9
   United States facilities services.......................................................    1,519.2    1,048.1      830.1
                                                                                              --------   --------   --------
   Total United States operations..........................................................    5,694.7    4,825.0    3,931.2
   Canada construction and facilities services.............................................      424.5      382.0      299.1
   United Kingdom construction and facilities services.....................................      666.0      720.2      671.5
   Other international construction and facilities services................................         --         --         --
                                                                                              --------   --------   --------
   Total worldwide operations..............................................................   $6,785.2   $5,927.2   $4,901.8
                                                                                              ========   ========   ========
Total revenues:
   United States electrical construction and facilities services...........................   $1,702.3   $1,442.2   $1,284.7
   United States mechanical construction and facilities services...........................    2,492.1    2,357.5    1,845.8
   United States facilities services.......................................................    1,526.7    1,057.0      835.8
   Less intersegment revenues..............................................................      (26.4)     (31.7)     (35.1)
                                                                                              --------   --------   --------
   Total United States operations..........................................................    5,694.7    4,825.0    3,931.2
   Canada construction and facilities services.............................................      424.5      382.0      299.1
   United Kingdom construction and facilities services.....................................      666.0      720.2      671.5
   Other international construction and facilities services................................         --         --         --
                                                                                              --------   --------   --------
   Total worldwide operations..............................................................   $6,785.2   $5,927.2   $4,901.8
                                                                                              ========   ========   ========
Operating income (loss):
   United States electrical construction and facilities services...........................   $  114.4   $   88.2   $   46.8
   United States mechanical construction and facilities services...........................      129.5      135.7       82.1
   United States facilities services.......................................................      101.8       43.6       33.3
                                                                                              --------   --------   --------
   Total United States operations..........................................................      345.7      267.5      162.2
   Canada construction and facilities services.............................................       10.9        6.8        0.4
   United Kingdom construction and facilities services.....................................       14.4      (12.9)       6.8
   Other international construction and facilities services................................       (0.7)      (0.5)      (0.1)
   Corporate administration................................................................      (65.9)     (60.8)     (55.9)
   Restructuring expenses..................................................................       (1.8)      (0.3)      (1.6)
                                                                                              --------   --------   --------
   Total worldwide operations..............................................................      302.6      199.8      111.8
Other corporate items:
   Interest expense........................................................................      (11.8)      (9.2)      (2.3)
   Interest income.........................................................................        9.9       13.2        6.2
   Minority interest.......................................................................       (1.9)      (2.1)      (1.1)
                                                                                              --------   --------   --------
   Income from continuing operations before income taxes...................................   $  298.8   $  201.7   $  114.6
                                                                                              ========   ========   ========
Capital expenditures:
   United States electrical construction and facilities services...........................   $    6.6   $    6.6   $    2.8
   United States mechanical construction and facilities services...........................        9.7        4.2        3.4
   United States facilities services.......................................................       17.9        6.3        9.1
                                                                                              --------   --------   --------
   Total United States operations..........................................................       34.2       17.1       15.3
   Canada construction and facilities services.............................................        0.8        1.6        2.7
   United Kingdom construction and facilities services.....................................        0.7        2.4        1.1
   Other international construction and facilities services................................         --         --         --
   Corporate administration................................................................        1.8        0.4        0.6
                                                                                              --------   --------   --------
   Total worldwide operations..............................................................   $   37.5   $   21.5   $   19.7
                                                                                              ========   ========   ========

                              EMCOR GROUP, INC.
                              AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE N -- SEGMENT INFORMATION -- (CONTINUED)

                                                                                                        2008    2007    2006
                                                                                                       -----   -----   -----

Depreciation and amortization of Property, plant and equipment:
   United States electrical construction and facilities services....................................   $ 4.0   $ 3.2   $ 3.1
   United States mechanical construction and facilities services....................................     6.7     6.0     5.3
   United States facilities services................................................................    10.5     6.6     4.1
                                                                                                       -----   -----   -----
   Total United States operations...................................................................    21.2    15.8    12.5
   Canada construction and facilities services......................................................     1.2     1.3     1.0
   United Kingdom construction and facilities services..............................................     1.8     2.6     2.8
   Other international construction and facilities services.........................................      --      --      --
   Corporate administration.........................................................................     1.0     1.0     0.8
                                                                                                       -----   -----   -----
   Total worldwide operations.......................................................................   $25.2   $20.7   $17.1
                                                                                                       =====   =====   =====

                                                                                                       2008    2007
                                                                                                      ------  ------

Costs and estimated earnings in excess of billings on uncompleted contracts:
   United States electrical construction and facilities services ..................................   $ 37.9  $ 54.8
   United States mechanical construction and facilities services ..................................     36.7    59.0
   United States facilities services ..............................................................     13.1    13.5
                                                                                                      ------  ------
   Total United States operations .................................................................     87.7   127.3
   Canada construction and facilities services ....................................................     11.9    19.9
   United Kingdom construction and facilities services ............................................      5.8     7.9
   Other international construction and facilities services .......................................       --      --
                                                                                                      ------  ------
   Total worldwide operations .....................................................................   $105.4  $155.1
                                                                                                      ======  ======
Billings in excess of costs and estimated earnings on uncompleted contracts:
   United States electrical construction and facilities services ..................................   $187.6  $183.9
   United States mechanical construction and facilities services ..................................    282.0   271.0
   United States facilities services ..............................................................     32.4    33.6
                                                                                                      ------  ------
   Total United States operations .................................................................    502.0   488.5
   Canada construction and facilities services ....................................................     35.2    23.3
   United Kingdom construction and facilities services ............................................     64.6    70.8
   Other international construction and facilities services .......................................       --      --
                                                                                                      ------  ------
   Total worldwide operations .....................................................................   $601.8  $582.6
                                                                                                      ======  ======
Long-lived assets:
   United States electrical construction and facilities services ..................................   $ 18.7  $ 16.2
   United States mechanical construction and facilities services ..................................    225.5   213.0
   United States facilities services ..............................................................    717.7   657.1
                                                                                                      ------  ------
   Total United States operations .................................................................    961.9   886.3
   Canada construction and facilities services ....................................................      4.2     5.9
   United Kingdom construction and facilities services ............................................      3.1     6.2
   Other international construction and facilities services .......................................       --      --
   Corporate administration .......................................................................      2.4     1.6
                                                                                                      ------  ------
   Total worldwide operations .....................................................................   $971.6  $900.0
                                                                                                      ======  ======

                              EMCOR GROUP, INC.
                              AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE N -- SEGMENT INFORMATION -- (CONTINUED)

                                                                                                           2008       2007
                                                                                                         --------   --------

Goodwill:
   United States electrical construction and facilities services......................................   $    3.8   $    3.8
   United States mechanical construction and facilities services......................................      173.5      168.8
   United States facilities services..................................................................      405.4      391.3
                                                                                                         --------   --------
   Total United States operations.....................................................................      582.7      563.9
   Canada construction and facilities services........................................................         --         --
   United Kingdom construction and facilities services................................................         --         --
   Other international construction and facilities services...........................................         --         --
   Corporate administration...........................................................................         --         --
                                                                                                         --------   --------
   Total worldwide operations.........................................................................   $  582.7   $  563.9
                                                                                                         ========   ========
Total assets:
   United States electrical construction and facilities services......................................   $  379.9   $  403.9
   United States mechanical construction and facilities services......................................      810.2      848.9
   United States facilities services..................................................................    1,088.5    1,001.7
                                                                                                         --------   --------
   Total United States operations.....................................................................    2,278.6    2,254.5
   Canada construction and facilities services........................................................      128.5      146.3
   United Kingdom construction and facilities services................................................      203.8      268.3
   Other international construction and facilities services...........................................         --        0.3
   Corporate administration...........................................................................      397.5      217.6
                                                                                                         --------   --------
   Total worldwide operations.........................................................................   $3,008.4   $2,887.0
                                                                                                         ========   ========

NOTE O -- SELECTED UNAUDITED QUARTERLY INFORMATION
(IN THOUSANDS, EXCEPT PER SHARE DATA)

   Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

                                                                            MARCH 31      JUNE 30     SEPT. 30      DEC. 31
                                                                           ----------   ----------   ----------   ----------

2008 QUARTERLY RESULTS
Revenues ...............................................................   $1,661,403   $1,722,972   $1,720,349   $1,680,518
Gross profit ...........................................................   $  189,925   $  225,211   $  224,346   $  247,169
Net income .............................................................   $   29,328   $   43,954   $   48,635   $   60,287
Basic EPS -- continuing operations .....................................   $     0.45   $     0.67   $     0.74   $     0.92
Basic EPS -- discontinued operations ...................................         0.00         0.00         0.00         0.00
                                                                           ----------   ----------   ----------   ----------
                                                                           $     0.45   $     0.67   $     0.74   $     0.92
                                                                           ==========   ==========   ==========   ==========
Diluted EPS -- continuing operations ...................................   $     0.44   $     0.65   $     0.72   $     0.90
Diluted EPS -- discontinued operations .................................         0.00         0.00         0.00         0.00
                                                                           ----------   ----------   ----------   ----------
                                                                           $     0.44   $     0.65   $     0.72   $     0.90
                                                                           ==========   ==========   ==========   ==========

                                                                            MARCH 31      JUNE 30     SEPT. 30      DEC. 31
                                                                           ----------   ----------   ----------   ----------

2007 QUARTERLY RESULTS
Revenues ...............................................................   $1,286,767   $1,371,954   $1,500,798   $1,767,633
Gross profit ...........................................................   $  129,013   $  164,599   $  168,911   $  240,299
Net income .............................................................   $   11,992   $   26,150   $   38,336   $   50,330
Basic EPS -- continuing operations .....................................   $     0.18   $     0.40   $     0.57   $     0.77
Basic EPS -- discontinued operations ...................................         0.01         0.01         0.02         0.00
                                                                           ----------   ----------   ----------   ----------
                                                                           $     0.19   $     0.41   $     0.59   $     0.77
                                                                           ==========   ==========   ==========   ==========
Diluted EPS -- continuing operations ...................................   $     0.17   $     0.38   $     0.55   $     0.75
Diluted EPS -- discontinued operations .................................         0.01         0.01         0.02         0.00
                                                                           ----------   ----------   ----------   ----------
                                                                           $     0.18   $     0.39   $     0.57   $     0.75
                                                                           ==========   ==========   ==========   ==========

                              EMCOR GROUP, INC.
                              AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE O -- SELECTED UNAUDITED QUARTERLY INFORMATION -- (CONTINUED)

   During the fourth quarters of 2008 and 2007, we recognized $7.0 million and $5.5 million, respectively, of impairment charges related to an other-than-temporary decline in fair value of our investment in a venture in our United States facilities services segment, which have been reflected as a component of cost of sales. See Note B -- Summary of Significant Accounting Policies of the notes to consolidated financial statements for additional information.

NOTE P -- LEGAL PROCEEDINGS

   On March 14, 2003, John Mowlem Construction plc ("Mowlem") presented a claim in arbitration against our United Kingdom subsidiary, EMCOR Group (UK) plc (formerly named EMCOR Drake & Scull Group plc) ("D&S"), in connection with a subcontract D&S entered into with Mowlem with respect to a project for the United Kingdom Ministry of Defence at Abbey Wood in Bristol, U.K. Mowlem seeks damages arising out of alleged defects in the D&S design and construction of the electrical and mechanical engineering services for the project. Mowlem's claim is for 39.5 million British pounds sterling (approximately $58.0 million), which includes costs allegedly incurred by Mowlem in connection with rectification of the alleged defects, overhead, legal fees, delay and disruption costs related to such defects, and interest on such amounts. The claim also includes amounts in respect of liabilities that Mowlem accepted in connection with a settlement agreement it entered into with the Ministry of Defence and which it claims are attributable to D&S. D&S believes it has good and meritorious defenses to the Mowlem claim. D&S has denied liability and has asserted a counterclaim for approximately
11.6 million British pounds sterling (approximately $17.0 million) for certain design, labor and delay and disruption costs incurred by D&S in connection with its subcontract with Mowlem for work performed through 1996.

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

   We are involved in other proceedings in which damages and claims have been asserted against us. We believe that we have a number of valid defenses to such proceedings and claims and intend to vigorously defend ourselves. We do not believe that any significant liabilities will result from any proceeding to which we are presently a party or from any claim currently asserted against us.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of EMCOR Group, Inc.:

   We have audited the accompanying consolidated balance sheets of EMCOR Group, Inc. and Subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows, and stockholders' equity and comprehensive income for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

   As discussed in Note H to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" in 2007.

   We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009 expressed an unqualified opinion thereon.


Stamford, Connecticut                                     /S/ ERNST & YOUNG LLP
February 24, 2009

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of EMCOR Group, Inc.:

   We have audited EMCOR Group, Inc and Subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial
Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

   In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

   We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows, and stockholders' equity and comprehensive income for each of the three years in the period ended December 31, 2008 of the Company and our report dated February 24, 2009 expressed an unqualified opinion thereon.


Stamford, Connecticut                                     /S/ ERNST & YOUNG LLP
February 24, 2009

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

   Our internal control over financial reporting includes policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

   As of December 31, 2008, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has determined that EMCOR's internal control over financial reporting is effective as of December 31, 2008.

   The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report appearing in this Annual Report on Form 10-K, which such report expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2008.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

   In addition, our management with the participation of our principal executive officer and principal financial officer or persons performing similar functions has determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)- 15(f) of the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this Item 11 is incorporated herein by reference to the sections of the Proxy Statement entitled "Compensation Discussion and Analysis", "Executive Compensation and Related Information", "Potential Post Employment Payments", "Director Compensation", "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report".

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

   The information required by this Item 13 is incorporated herein by reference to the sections of the Proxy Statement entitled "Compensation Committee Interlocks and Insider Participation" and "Corporate Governance".

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

                                   PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

   (a)(1) The following consolidated financial statements of EMCOR Group, Inc. and Subsidiaries are included in Part II, Item 8:

           Financial Statements:

           Consolidated Balance Sheets -- December 31, 2008 and 2007

           Consolidated Statements of Operations -- Years Ended December 31, 2008, 2007 and 2006

           Consolidated Statements of Cash Flows -- Years Ended December 31, 2008, 2007 and 2006

           Consolidated Statements of Stockholders' Equity and Comprehensive Income -- Years Ended December 31, 2008, 2007 and 2006

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

                              EMCOR GROUP, INC.
                              AND SUBSIDIARIES

               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                (IN THOUSANDS)

                                                          BALANCE AT               ADDITIONS
                                                          BEGINNING    COSTS AND   CHARGED TO                    BALANCE AT
                      DESCRIPTION                          OF YEAR     EXPENSES    OTHER (1)    DEDUCTIONS (2)   END OF YEAR
-------------------------------------------------------   ----------   ---------   ----------   --------------   -----------

            ALLOWANCE FOR DOUBTFUL ACCOUNTS

Year Ended December 31, 2008 ..........................    $26,995      11,671         (79)         (3,755)        $34,832
Year Ended December 31, 2007 ..........................    $25,021       5,025       1,647          (4,698)        $26,995
Year Ended December 31, 2006. .........................    $29,973       1,112         957          (7,021)        $25,021

-------

(1) Amount principally relates to business acquisitions and divestitures, and the effect of exchange rate changes.

(2) Deductions represent uncollectible balances of accounts receivable written off, net of recoveries.

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

EXHIBIT                                                                                     INCORPORATED BY REFERENCE TO OR
  NO.                                   DESCRIPTION                                                   PAGE NUMBER
-------      ------------------------------------------------------------------------   ---------------------------------------

2(a-1)       Purchase Agreement dated as of February 11, 2002 by and among Comfort      Exhibit 2.1 to EMCOR Group, Inc.'s
             Systems USA, Inc. and EMCOR-CSI Holding Co.                                ("EMCOR") Report on Form 8-K dated
                                                                                        February 14, 2002

2(a-2)       Purchase and Sale Agreement dated as of August 20, 2007 between FR X       Exhibit 2.1 to EMCOR's Report on Form
             Ohmstede Holdings LLC and EMCOR Group, Inc.                                8-K (Date of Report August 20, 2007)

3(a-1)       Restated Certificate of Incorporation of EMCOR filed December 15, 1994     Exhibit 3(a-5) to EMCOR's Registration
                                                                                        Statement on Form 10 as originally
                                                                                        filed March 17, 1995 ("Form 10")

3(a-2)       Amendment dated November 28, 1995 to the Restated Certificate of           Exhibit 3(a-2) to EMCOR's Annual Report
             Incorporation of EMCOR                                                     on Form 10-K for the year ended
                                                                                        December 31, 1995 ("1995 Form 10-K")

3(a-3)       Amendment dated February 12, 1998 to the Restated Certificate of           Exhibit 3(a-3) to EMCOR's Annual Report
             Incorporation of EMCOR                                                     on Form 10-K for the year ended
                                                                                        December 31, 1997 ("1997 Form 10-K")

3(a-4)       Amendment dated January 27, 2006 to the Restated Certificate of            Exhibit 3(a-4) to EMCOR's Annual Report
             Incorporation of EMCOR                                                     on Form 10-K for the year ended
                                                                                        December 31, 2005 ("2005 Form 10-K")

3(a-5)       Amendment dated September 18, 2007 to the Restated Certificate of          Exhibit A to EMCOR's Proxy Statement
             Incorporation of EMCOR                                                     dated August 17, 2007 for Special
                                                                                        Meeting of Stockholders held September
                                                                                        18, 2007

3(b)         Amended and Restated By-Laws                                               Exhibit 3(b) to EMCOR's Annual Report
                                                                                        on Form 10-K for the year ended
                                                                                        December 31, 1998 ("1998 Form 10-K")

4(a)         U.S. $375,000,000 (originally U.S. $350,000,000) Credit Agreement dated    Exhibit 4 to EMCOR's Report on Form 8-K
             October 14, 2005 by and among EMCOR Group, Inc. and certain of its         (Date of Report October 17, 2005)
             subsidiaries and Harris N.A. individually and as Agent for the Lenders which are or become parties thereto (the "Credit Agreement")

4(b)         Assignment and Acceptance dated October 14, 2005 between Harris Nesbitt    Exhibit 4(b) to 2005 Form 10-K
             Financing, Inc. ("HNF") as assignor, and Bank of Montreal, as assignee of 100% interest of HNF in the Credit Agreement to Bank of Montreal

4(c)         Commitment Amount Increase Request dated November 21, 2005 between EMCOR   Exhibit 4(c) to 2005 Form 10-K
             and the Northern Trust Company effective November 29, 2005 pursuant to
             Section 1.10 of the Credit Agreement

4(d)         Commitment Amount Increase Request dated November 21, 2005 between EMCOR   Exhibit 4(d) to 2005 Form 10-K
             and Bank of Montreal effective November 29, 2005 pursuant to Section
             1.10 of the Credit Agreement

4(e)         Commitment Amount Increase Request dated November 21, 2005 between EMCOR   Exhibit 4(e) to 2005 Form 10-K
             and National City Bank of Indiana effective November 29, 2005 pursuant to Section 1.10 of the Credit Agreement

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

EXHIBIT                                                                                     INCORPORATED BY REFERENCE TO OR
  NO.                                   DESCRIPTION                                                   PAGE NUMBER
-------      ------------------------------------------------------------------------   ---------------------------------------

4(f)         Assignment and Acceptance dated November 29, 2005 between Bank of          Exhibit 4(f) to 2005 Form 10-K
             Montreal, as assignor, and Fifth Third Bank, as assignee, of 30%
             interest of Bank of Montreal in the Credit Agreement to Fifth Third Bank

4(g)         Assignment and Acceptance dated November 29, 2005 between Bank of          Exhibit 4(g) to 2005 Form 10-K
             Montreal, as assignor, and Northern Trust Company, as assignee, of 20%
             interest of Bank of Montreal in the Credit Agreement to Northern Trust
             Company

4(h)         Term Loan Agreement dated as of September 19, 2007 among EMCOR, Bank of    Exhibit 4.1(a) to EMCOR's Form 8-K
             Montreal, as Administrative Agent, and the several financial               (Date of Report September 19, 2007)
             institutions listed on the signature pages thereof

4(i)         Second Amended and Restated Security Agreement dated as of September 19,   Exhibit 4.1(b) to EMCOR's Form 8-K
             2007 among EMCOR, certain of its U.S. subsidiaries, and Harris N.A.,       (Date of Report September 19, 2007)
             as Agent

4(j)         Second Amended and Restated Pledge Agreement dated as of September 19,     Exhibit 4.1(c) to EMCOR's Form 8-K
             2007 among EMCOR, certain of its U.S. subsidiaries, and Harris N.A.,       (Date of Report September 19, 2007)
             as Agent

4(k)         Guaranty Agreement by certain of EMCOR's U.S. subsidiaries in favor of     Exhibit 4.1(d) to EMCOR's Form 8-K
             Harris N.A., as Agent                                                      (Date of Report September 19, 2007)

4(l)         First Amendment dated as of September 19, 2007 to Amended and Restated     Exhibit 4.1(e) to EMCOR's Form 8-K
             Credit Agreement effective October 14, 2005 among EMCOR, Harris N.A.,      (Date of Report September 19, 2007)
             as Agent, and certain other lenders party thereto

10(a)        Severance Agreement between EMCOR and Frank T. MacInnis                    Exhibit 10.2 to EMCOR's Report on Form
                                                                                        8-K (Date of Report April 25, 2005)
                                                                                        ("April 2005 Form 8-K")

10(b)        Form of Severance Agreement ("Severance Agreement") between EMCOR and      Exhibit 10.1 to the April 2005 Form 8-K
             each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa

10(c)        Form of Amendment to Severance Agreement between EMCOR and each of Frank   Exhibit 10(c) of EMCOR's Quarterly
             T. MacInnis, Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa          Report on Form 10-Q for the quarter
                                                                                        ended March 31, 2007 ("March 2007
                                                                                        Form 10-Q")

10(d)        Letter Agreement dated October 12, 2004 between Anthony Guzzi and EMCOR    Exhibit 10.1 to EMCOR's Report on Form
             (the "Guzzi Letter Agreement")                                             8-K (Date of Report October 12, 2004)

10(e)        Form of Confidentiality Agreement between Anthony Guzzi and EMCOR          Exhibit C to the Guzzi Letter Agreement

10(f)        Form of Indemnification Agreement between EMCOR and each of its officers   Exhibit F to the Guzzi Letter Agreement
             and directors

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

EXHIBIT                                                                                     INCORPORATED BY REFERENCE TO OR
  NO.                                   DESCRIPTION                                                   PAGE NUMBER
-------      ------------------------------------------------------------------------   ---------------------------------------

10(g-1)      Severance Agreement ("Guzzi Severance Agreement") dated October 25, 2005   Exhibit D to the Guzzi Letter Agreement
             between Anthony Guzzi and EMCOR

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

10(h-3)      Amendment to Section 13 of the 1994 Option Plan                            Exhibit (g-3) to 2000 Form 10-K

10(i-1)      1995 Non-Employee Directors' Non-Qualified Stock Option Plan ("1995        Exhibit 10(p) to Form 10
             Option Plan")

10(i-2)      Amendment to Section 10 of the 1995 Option Plan                            Exhibit (h-2) to 2000 Form 10-K

10(j-1)      1997 Non-Employee Directors' Non-Qualified Stock Option Plan ("1997        Exhibit 10(k) to EMCOR's Annual Report
             Option Plan")                                                              on Form 10-K for the year ended
                                                                                        December 31, 1999 ("1999 Form 10-K")

10(j-2)      Amendment to Section 9 of the 1997 Option Plan                             Exhibit 10(i-2) to 2000 Form 10-K

10(k)        1997 Stock Plan for Directors                                              Exhibit 10(l) to 1999 Form 10-K

10(l-1)      Continuity Agreement dated as of June 22, 1998 between Frank T. MacInnis   Exhibit 10(a) to EMCOR's Quarterly
             and EMCOR ("MacInnis Continuity Agreement")                                Report on Form 10-Q for the quarter
                                                                                        ended June 30, 1998 ("June 1998 Form
                                                                                        10-Q")

10(l-2)      Amendment dated as of May 4, 1999 to MacInnis Continuity Agreement         Exhibit 10(h) to EMCOR's Quarterly
                                                                                        Report on Form 10-Q for the quarter
                                                                                        ended June 30, 1999 ("June 1999 Form
                                                                                        10-Q")

10(l-3)      Amendment dated as of March 1, 2007 to MacInnis Continuity Agreement       Exhibit 10(l-3) to the March 2007 Form
                                                                                        10-Q

10(m-1)      Continuity Agreement dated as of June 22, 1998 between Sheldon I.          Exhibit 10(c) to the June 1998 Form
             Cammaker and EMCOR ("Cammaker Continuity Agreement")                       10-Q

10(m-2)      Amendment dated as of May 4, 1999 to Cammaker Continuity Agreement         Exhibit 10(i) to the June 1999 Form
                                                                                        10-Q

10(m-3)      Amendment dated as of March 1, 2007 to Cammaker Continuity Agreement       Exhibit 10(m-3) to the March 2007 Form
                                                                                        10-Q

10(n-1)      Continuity Agreement dated as of June 22, 1998 between R. Kevin Matz and   Exhibit 10(f) to the June 1998 Form
             EMCOR ("Matz Continuity Agreement")                                        10-Q

10(n-2)      Amendment dated as of May 4, 1999 to Matz Continuity Agreement             Exhibit 10(m) to the June 1999 Form
                                                                                        10-Q

10(n-3)      Amendment dated as of January 1, 2002 to Matz Continuity Agreement         Exhibit 10(o-3) to EMCOR's Quarterly
                                                                                        Report on Form 10-Q for the quarter
                                                                                        ended March 31, 2002 ("March 2002 Form
                                                                                        10-Q")

10(n-4)      Amendment dated as of March 1, 2007 to Matz Continuity Agreement           Exhibit 10(n-4) to the March 2007 Form
                                                                                        10-Q

10(o-1)      Continuity Agreement dated as of June 22, 1998 between Mark A. Pompa and   Exhibit 10(g) to the June 1998 Form
             EMCOR ("Pompa Continuity Agreement")                                       10-Q

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

EXHIBIT                                                                                     INCORPORATED BY REFERENCE TO OR
  NO.                                   DESCRIPTION                                                   PAGE NUMBER
-------      ------------------------------------------------------------------------   ---------------------------------------
10(o-2)      Amendment dated as of May 4, 1999 to Pompa Continuity Agreement            Exhibit 10(n) to the June 1999 Form
                                                                                        10-Q

10(o-3)      Amendment dated as of January 1, 2002 to Pompa Continuity Agreement        Exhibit 10(p-3) to the March 2002 Form
                                                                                        10-Q

10(o-4)      Amendment dated as of March 1, 2007 to Pompa Continuity Agreement          Exhibit 10(o-4) to the March 2007 Form
                                                                                        10-Q


10(p-1)      Change of Control Agreement dated as of October 25, 2004 between Anthony   Exhibit E to the Guzzi Letter Agreement
             Guzzi ("Guzzi") and EMCOR ("Guzzi Continuity Agreement")

10(p-2)      Amendment dated as of March 1, 2007 to Guzzi Continuity Agreement          Exhibit 10(p-2) to the March 2007 Form
                                                                                        10-Q

10(q)        Amendment to Continuity Agreements and Severance Agreements with Sheldon   Page __
             I. Cammaker, Anthony J. Guzzi, Frank T. MacInnis, R. Kevin Matz, Mark A.
             Pompa

10(r-1)      Incentive Plan for Senior Executive Officers of EMCOR Group, Inc.          Exhibit 10.3 to March 4, 2005 Form 8-K
             ("Incentive Plan for Senior Executives")

10(r-2)      First Amendment to Incentive Plan for Senior Executive Officers            Exhibit 10(t) to 2005 Form 10-K

10(r-3)      Amendment made February 27, 2008 to Incentive Plan for Senior Executive    Page __
             Officers

10(r-4)      Amendment made December 22, 2008 to Incentive Plan for Senior Executive    Page __
             Officers

10(r-5)      Suspension of Incentive Plan for Senior Executive Officers                 Page __

10(s-1)      EMCOR Group, Inc. Long-Term Incentive Plan ("LTIP")                        Exhibit 10 to Form 8-K (Date of Report
                                                                                        December 15, 2005)

10(s-2)      First Amendment to LTIP and updated Schedule A to LTIP                     Page __

10(s-3)      Form of Certificate Representing Stock Units issued under LTIP             Exhibit 10(t-2) to EMCOR's Annual
                                                                                        Report on Form 10-K for the year ended
                                                                                        December 31, 2007 ("2007 Form 10-K")

10(t-1)      2003 Non-Employee Directors' Stock Option Plan                             Exhibit A to EMCOR's Proxy Statement
                                                                                        for its Annual Meeting held June 12,
                                                                                        2003 ("2003 Proxy Statement")

10(t-2)      First Amendment to 2003 Non-Employees Director Plan                        Exhibit 10(u-2) to EMCOR's Annual
                                                                                        Report on Form 10-K for the year ended
                                                                                        December 31, 2006 ("2006 Form 10-K")

10(u-1)      2003 Management Stock Incentive Plan                                       Exhibit B to EMCOR's 2003 Proxy
                                                                                        Statement

10(u-2)      Amendment to 2003 Management Stock Incentive Plan                          Exhibit 10(t-2) to EMCOR's Annual
                                                                                        Report on Form 10-K for the year ended
                                                                                        December 31, 2003 ("2003 Form 10-K")


10(u-3)      Second Amendment to 2003 Management Stock Incentive Plan                   Exhibit 10(v-3) to 2006 Form 10-K

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

EXHIBIT                                                                                     INCORPORATED BY REFERENCE TO OR
  NO.                                   DESCRIPTION                                                   PAGE NUMBER
-------      ------------------------------------------------------------------------   ---------------------------------------

10(v)        Form of Stock Option Agreement evidencing grant of stock options under     Exhibit 10.1 to Form 8-K (Date of
             the 2003 Management Stock Incentive Plan                                   Report January 5, 2005)

10(w)        Key Executive Incentive Bonus Plan                                         Exhibit B to EMCOR's Proxy Statement
                                                                                        for its Annual Meeting held June 16,
                                                                                        2005 ("2005 Proxy Statement")

10(x)        2005 Management Stock Incentive Plan                                       Exhibit B to EMCOR's 2005 Proxy
                                                                                        Statement

10(y)        First Amendment to 2005 Management Stock Incentive Plan                    Exhibit 10(z) to 2006 Form 10-K

10(z-1)      2005 Stock Plan for Directors                                              Exhibit C to 2005 Proxy Statement

10(z-2)      First Amendment to 2005 Stock Plan for Directors                           Exhibit 10(a)(a-2) to 2006 Form 10-K

10(a)(a)     Option Agreement between EMCOR and Frank T. MacInnis dated May 5, 1999     Exhibit 4.4 to 2004 Form S-8

10(b)(b)     Form of EMCOR Option Agreement for Messrs. Frank T. MacInnis, Sheldon I.   Exhibit 4.5 to 2004 Form S-8
             Cammaker, R. Kevin Matz and Mark A. Pompa (collectively the "Executive
             Officers") for options granted January 4, 1999, January 3, 2000 and
             January 2, 2001

10(c)(c)     Form of EMCOR Option Agreement for Executive Officers granted              Exhibit 4.6 to 2004 Form S-8
             December 1, 2001

10(d)(d)     Form of EMCOR Option Agreement for Executive Officers granted              Exhibit 4.7 to 2004 Form S-8
             January 2, 2002, January 2, 2003 and January 2, 2004

10(e)(e)     Form of EMCOR Option Agreement for Directors granted June 19, 2002,        Exhibit 4.8 to 2004 Form S-8
             October 25, 2002 and February 27, 2003

10(f)(f)     Form of EMCOR Option Agreement for Executive Officers and Guzzi dated      Exhibit 10(g)(g) to 2005 Form 10-K
             January 3, 2005

10(g)(g-1)   2007 Incentive Plan                                                        Exhibit B to EMCOR's Proxy Statement
                                                                                        for its Annual Meeting held June 20,
                                                                                        2007

10(g)(g-2)   Option Agreement dated December 13, 2007 under 2007 Incentive Plan         Exhibit 10(h)(h-2) to 2007 Form 10-K
             between Jerry E. Ryan and EMCOR

10(g)(g-3)   Option Agreement dated December 15, 2008 under 2007 Incentive Plan         Exhibit 10.1 to Form 8-K (Date of
             between David Laidley and EMCOR                                            Report December 15, 2008)

10(g)(g-4)   Form of Option Agreement under 2007 Incentive Plan between EMCOR and       Exhibit 10(h)(h-3) to 2007 Form 10-K
             each non-employee director electing to receive options as part of annual retainer

10(h)(h)     Form of letter agreement between EMCOR and each Executive Officer with     Exhibit 10(b)(b) to 2004 Form 10-K
             respect to acceleration of options granted January 2, 2003 and
             January 2, 2004

10(i)(i)     EMCOR Group, Inc. Employee Stock Purchase Plan                             Exhibit C to EMCOR's Proxy Statement
                                                                                        for its Annual Meeting held June 18,
                                                                                        2008

                                EMCOR GROUP, INC.
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

EXHIBIT                                                                                     INCORPORATED BY REFERENCE TO OR
  NO.                                DESCRIPTION                                                      PAGE NUMBER
-------      ------------------------------------------------------------------------   ---------------------------------------

10(j)(j)     Certificate dated March 24, 2008 evidencing Phantom Stock Unit Award to    Exhibit 10(j)(j-1) to EMCOR's Quarterly
             Frank T. MacInnis                                                          Report on Form 10-Q for the quarter
                                                                                        ended March 31, 2008 ("March 2008 Form
                                                                                        10-Q")

10(k)(k)     Restricted Stock Award Agreement dated January 2, 2009 between             Page __
             Richard F. Hamm, Jr. and EMCOR

11           Computation of Basic EPS and Diluted EPS for the years ended December      Note E of the Notes to the Consolidated
             2008 and 2007*                                                             Financial Statements

14           Code of Ethics of EMCOR for Chief Executive Officer and Senior Financial   Exhibit 14 to 2003 Form 10-K
             Officers

21           List of Significant Subsidiaries *                                         Page __

23.1         Consent of Ernst & Young LLP *                                             Page __

31.1         Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002    Page __
             by Frank T. MacInnis, the Chairman of the Board of Directors and Chief
             Executive Officer *

31.2         Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002    Page __
             by Mark A. Pompa, the Executive Vice President and Chief Financial
             Officer *

32.1         Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002    Page __
             by the Chairman of the Board of Directors and Chief Executive Officer **

32.2         Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002    Page __
             by the Executive Vice President and Chief Financial Officer **


-------

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

                                       EMCOR GROUP, INC.
                                       (Registrant)


Date: February 26, 2009                By:      /s/ Frank T. MacInnis
                                              --------------------------
                                                  FRANK T. MACINNIS
                                               CHAIRMAN OF THE BOARD OF
                                                      DIRECTORS
                                                 AND CHIEF EXECUTIVE
                                                       OFFICER

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2009.


            /s/ Frank T. MacInnis                                      Chairman of the Board of Directors and
------------------------------------------                                     Chief Executive Officer
             FRANK T. MACINNIS                                              (Principal Executive Officer)


              /s/ Mark A. Pompa                                             Executive Vice President and
------------------------------------------                                     Chief Financial Officer
               MARK A. POMPA                                        (Principal Financial and Accounting Officer)

          /s/ Stephen W. Bershad                                                      Director
------------------------------------------
            STEPHEN W. BERSHAD

           /s/ David A. B. Brown                                                      Director
------------------------------------------
             DAVID A. B. BROWN

             /s/ Larry J. Bump                                                        Director
------------------------------------------
               LARRY J. BUMP

           /s/ Albert Fried, Jr.                                                      Director
------------------------------------------
             ALBERT FRIED, JR.

         /s/ Richard F. Hamm, Jr.                                                     Director
------------------------------------------
           RICHARD F. HAMM, JR.

           /s/ David H. Laidley                                                       Director
------------------------------------------
             DAVID H. LAIDLEY

             /s/ Jerry E. Ryan                                                        Director
------------------------------------------
               JERRY E. RYAN

           /s/ Michael T. Yonker                                                      Director
------------------------------------------
             MICHAEL T. YONKER