Form 10-Q
period 2009-03-31
EMCOR GROUP INC
filed 2009-04-28
CIK 105634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2009

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________


                         Commission file number 1-8267

                                EMCOR Group, Inc.
      -------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                       11-2125338
---------------------------------               --------------------------------
  (State or Other Jurisdiction                   (I.R.S. Employer Identification
of Incorporation or Organization)                            Number)

       301 Merritt Seven
      Norwalk, Connecticut                                 06851-1092
---------------------------------               --------------------------------
Address of Principal Executive                             (Zip Code)
           Offices)

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

         Large accelerated filer |X|     Accelerated filer          |_|
         Non-accelerated filer   |_|     Smaller reporting company  |_|

     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                      Applicable Only To Corporate Issuers
     Number of shares of Common Stock outstanding as of the close of business on April 24, 2009: 65,814,070 shares.

                                EMCOR GROUP, INC.
                                      INDEX


                                                                        Page No.


PART I - Financial Information

Item 1     Financial Statements

           Condensed Consolidated Balance Sheets -
           as of March 31, 2009 and December 31, 2008                          1

           Condensed Consolidated Statements of Operations -
           three months ended March 31, 2009 and 2008                          3

           Condensed Consolidated Statements of Cash Flows -
           three months ended March 31, 2009 and 2008                          4

           Condensed Consolidated Statements of
           Equity and Comprehensive Income -
           three months ended March 31, 2009 and 2008                          5

           Notes to Condensed Consolidated Financial Statements                6


Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          16

Item 3     Quantitative and Qualitative Disclosures about Market Risk         27

Item 4     Controls and Procedures                                            28

PART II - Other Information

Item 6     Exhibits                                                           29

PART I. - FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
-------------------------------------------------------------------------
                                                March 31,     December 31,
                                                  2009           2008
                                               (Unaudited)
-------------------------------------------------------------------------
                      ASSETS
Current assets:
 Cash and cash equivalents                      $  395,076     $  405,869
 Accounts receivable, net                        1,281,517      1,390,973
 Costs and estimated earnings in excess
   of billings on uncompleted contracts             90,156        105,441
 Inventories                                        51,043         54,601
 Prepaid expenses and other                         56,158         53,856
                                                ----------     ----------

 Total current assets                            1,873,950      2,010,740

Investments, notes and other long-term
   receivables                                      14,050         14,958

Property, plant and equipment, net                  97,267         96,716

Goodwill                                           584,125        582,714

Identifiable intangible assets, net                291,714        292,128

Other assets                                        11,203         11,148
                                                ----------     ----------

 Total assets                                   $2,872,309     $3,008,404
                                                ==========     ==========


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
-----------------------------------------------------------------------------------
                                                           March 31,    December 31,
                                                             2009          2008
                                                          (Unaudited)
-----------------------------------------------------------------------------------

LIABILITIES AND EQUITY

Current liabilities:
 Borrowings under working capital credit line             $       --    $       --
 Current maturities of long-term debt and capital
   lease obligations                                           3,685         3,886
 Accounts payable                                            391,606       500,881
 Billings in excess of costs and estimated
   earnings on uncompleted contracts                         600,238       601,834
 Accrued payroll and benefits                                171,035       221,564
 Other accrued expenses and liabilities                      181,785       184,990
                                                          ----------    ----------

   Total current liabilities                               1,348,349     1,513,155

Long-term debt and capital lease obligations                 195,369       196,218

Other long-term obligations                                  240,242       248,262
                                                          ----------    ----------

   Total liabilities                                       1,783,960     1,957,635
                                                          ----------    ----------

Equity:
 EMCOR Group, Inc. stockholders' equity:
  Preferred stock, $0.01 par value, 1,000,000 shares
   authorized, zero issued and outstanding                        --            --
  Common stock, $0.01 par value, 200,000,000 shares
   authorized, 68,433,784 and 68,089,280 shares
   issued, respectively                                          684           681
  Capital surplus                                            400,422       397,895
  Accumulated other comprehensive loss                       (50,188)      (49,318)
  Retained earnings                                          745,279       708,511
  Treasury stock, at cost 2,628,992 and 2,569,184
   shares, respectively                                      (15,875)      (14,424)
                                                          ----------    ----------

   Total EMCOR Group, Inc. stockholders' equity            1,080,322     1,043,345

Noncontrolling interests                                       8,027         7,424
                                                          ----------    ----------

  Total equity                                             1,088,349     1,050,769
                                                          ----------    ----------

Total liabilities and equity                              $2,872,309    $3,008,404
                                                          ==========    ==========

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)
----------------------------------------------------------------------------------
Three months ended March 31,                                 2009          2008
----------------------------------------------------------------------------------

Revenues                                                  $1,394,636    $1,661,403
Cost of sales                                              1,201,477     1,471,478
                                                          ----------    ----------
Gross profit                                                 193,159       189,925
Selling, general and administrative expenses                 127,795       140,242
Restructuring expenses                                         1,060            14
                                                          ----------    ----------
Operating income                                              64,304        49,669
Interest expense                                              (1,793)       (3,987)
Interest income                                                1,542         3,133
                                                          ----------    ----------
Income before income taxes                                    64,053        48,815
Income tax provision                                          26,682        19,411
                                                          ----------    ----------
Net income including noncontrolling interests                 37,371        29,404
Less: Net income attributable to noncontrolling interests       (603)          (76)
                                                          ----------    ----------
Net income attributable to EMCOR Group, Inc.              $   36,768    $   29,328
                                                          ==========    ==========


Basic earnings per common share:

Net income attributable to EMCOR Group, Inc.
     common stockholders                                  $     0.56    $     0.45
                                                          ==========    ==========

Diluted earnings per common share:

Net income attributable to EMCOR Group, Inc.
     common stockholders                                  $     0.55    $     0.44
                                                          ==========    ==========


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)
----------------------------------------------------------------------------------------------------
Three months ended March 31,                                                      2009         2008
----------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income including noncontrolling interests                               $ 37,371     $ 29,404
   Depreciation and amortization                                                  6,535        5,933
   Amortization of identifiable intangible assets                                 5,223        5,990
   Deferred income taxes                                                          7,721        1,100
   Excess tax benefits from share-based compensation                               (500)        (261)
   Equity (income) loss from unconsolidated entities                               (571)          44
   Other non-cash items                                                           2,172        1,850
   Distributions from unconsolidated entities                                     1,466          294
   Changes in operating assets and liabilities                                  (47,564)     (19,578)
                                                                               --------     --------
Net cash provided by operating activities                                        11,853       24,776
                                                                               --------     --------

Cash flows from investing activities:
   Payments for acquisitions of businesses, identifiable intangible assets
     and related earn-out agreements                                            (13,512)     (18,094)
   Proceeds from sale of property, plant and equipment                              223          242
   Purchase of property, plant and equipment                                     (7,945)      (7,782)
   Investment in and advances to unconsolidated entities and joint ventures          --         (391)
   Net proceeds (disbursements) for other investments                                13         (225)
                                                                               --------     --------
Net cash used in investing activities                                           (21,221)     (26,250)
                                                                               --------     --------

Cash flows from financing activities:
   Repayments for long-term debt                                                   (757)     (25,022)
   Repayments for capital lease obligations                                        (291)        (285)
   Proceeds from exercise of stock options                                          511          429
   Issuance of common stock under employee stock purchase plan                      470           --
   Excess tax benefits from share-based compensation                                500          261
                                                                               --------     --------
Net cash provided by (used in) financing activities                                 433      (24,617)
                                                                               --------     --------
Effect of exchange rate changes on cash and cash equivalents                     (1,858)        (557)
                                                                               --------     --------
Decrease in cash and cash equivalents                                           (10,793)     (26,648)
Cash and cash equivalents at beginning of year                                  405,869      251,637
                                                                               --------     --------
Cash and cash equivalents at end of period                                     $395,076     $224,989
                                                                               ========     ========

Supplemental cash flow information:
   Cash paid for:
     Interest                                                                  $  1,395     $  3,335
     Income taxes                                                              $ 17,351     $ 11,292
   Non-cash financing activities:
     Assets acquired under capital lease obligations                           $     --     $    231
     Contingent purchase price accrued                                         $    983     $     --

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
AND COMPREHENSIVE INCOME
(In thousands)(Unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                                           EMCOR Group, Inc. Stockholders
                                                             -------------------------------------------------------
                                                                                 Accumulated
                                                                                    other
                                               Comprehensive Common  Capital    comprehensive    Retained   Treasury  Noncontrolling
                                       Total       income     stock  surplus  (loss) income (1)  earnings     stock      interest
------------------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 2008             $  891,734               $678   $387,288     $(15,102)      $526,307   $(14,130)     $6,693
   Net income including
     noncontrolling interests            29,404   $29,404       --         --           --         29,328         --          76
   Foreign currency translation
     adjustments                         (1,799)   (1,799)      --         --       (1,799)            --         --          --
   Pension adjustment, net of tax
     benefit of $0.2 million                412       412       --         --          412             --         --          --
                                                  -------
   Comprehensive income                            28,017
   Less:  Net income attributable
     to noncontrolling interests                      (76)
                                                  -------
   Comprehensive income
     attributable to EMCOR                        $27,941
                                                  =======
   Issuance of treasury stock
     for restricted stock units (2)          --                 --       (108)          --             --        108          --
   Treasury stock, at cost (3)             (493)                --         --           --             --       (493)         --
   Common stock issued under
     stock option plans, net of
       tax benefit (4)                    1,140                  1      1,139           --             --         --          --
   Share-based compensation
     expense                              1,183                 --      1,183           --             --         --          --
                                     ----------               ----   --------     --------       --------   --------      ------
Balance, March 31, 2008              $  921,581               $679   $389,502     $(16,489)      $555,635   $(14,515)     $6,769
                                     ==========               ====   ========     ========       ========   ========      ======

Balance, January 1, 2009             $1,050,769               $681   $397,895     $(49,318)      $708,511   $(14,424)     $7,424
   Net income including
     noncontrolling interests            37,371   $37,371       --         --           --         36,768         --         603
   Foreign currency translation
     adjustments                         (1,085)   (1,085)      --         --       (1,085)            --         --          --
   Pension adjustment, net of tax
     benefit of $0.3 million                744       744       --         --          744             --         --          --
   Deferred loss on cash flow
     hedge, net of tax benefit of
       $0.4 million                        (529)     (529)      --         --         (529)            --         --          --
                                                  -------
   Comprehensive income                            36,501
   Less: Net income attributable
     to noncontrolling interests                     (603)
                                                  -------
   Comprehensive income
     attributable to EMCOR                        $35,898
                                                  =======
   Treasury stock, at cost (3)           (1,589)                --         --           --             --     (1,589)         --
   Common stock issued under
     share-based compensation
       plans, net of tax
         benefit (4)                      1,104                  3        963           --             --        138          --
   Common stock issued under
     employee stock purchase plan           470                 --        470           --             --         --          --
   Share-based compensation
     expense                              1,094                 --      1,094           --             --         --          --
                                     ----------               ----   --------     --------       --------   --------      ------
Balance, March 31, 2009              $1,088,349               $684   $400,422     $(50,188)      $745,279   $(15,875)     $8,027
                                     ==========               ====   ========     ========       ========   ========      ======


(1) Represents cumulative foreign currency translation, pension liability and derivative adjustments.
(2) Represents common stock transferred at cost from treasury stock upon the issuance of restricted stock units.
(3) Represents value of shares of common stock withheld by EMCOR for income tax withholding requirements upon the issuance of restricted stock units.
(4) Includes the tax benefit associated with share-based compensation of $0.6 million and $0.3 million for the three months ended March 31, 2009 and March 31, 2008, respectively.


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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly our financial position and the results of our operations. The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.

Certain reclassifications of prior year amounts have been made to conform to current year presentation.

NOTE B New Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141 (revised 2007), "Business Combinations" ("Statement 141(R)"). Statement 141(R) changes the accounting for acquisitions, specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and changing when restructurings related to acquisitions can be recognized. The statement is effective for fiscal years beginning on or after December 15, 2008, as such, we adopted the provision of this statement on January 1, 2009. This statement will only impact the accounting for acquisitions that are made after adoption.

In December 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("Statement 160"). This statement was effective for fiscal years beginning on or after December 15, 2008, with earlier adoption prohibited, as such, we adopted the provisions of this statement on January 1, 2009. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from our equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of Statement 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE B New Accounting Pronouncements - (continued)

In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133"
("Statement 161"). Statement 161 requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133") and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. Statement 161 was effective for fiscal years and interim periods beginning after November 15, 2008, and, as such, we adopted the provisions of this standard on January 1, 2009. Although Statement 161 requires enhanced disclosures, its adoption will not impact our financial position and results of operations.

In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset, as determined under the provisions of Statement 142, and the period of expected cash flows used to measure the fair value of the asset in accordance with Statement 141(R). FSP FAS 142-3 was effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired subsequent to its effective date. Accordingly, we adopted the provisions of this FSP on January 1, 2009. The impact that the adoption of FSP FAS 142-3 may have on our financial position and results of operations will depend on the nature and extent of any intangible assets acquired subsequent to its effective date.

In May 2008, the FASB issued Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("Statement 162"). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP. Statement 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". We do not expect the adoption of this standard to have a material impact, if any, on the preparation of our consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share pursuant to the two-class method, as described in Statement 128. The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 is to be applied on a retrospective basis and was effective for fiscal years beginning after December 15, 2008; as such, we adopted the provisions of this FSP on January 1, 2009. The adoption of this FSP did not have any effect on our results of operations.

In November 2008, the FASB ratified EITF Issue No. 08-6, "Equity Method Investment Accounting Considerations" ("EITF No. 08-6"). EITF No. 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF No. 08-6 was effective for fiscal years beginning on or after December 15, 2008, and we adopted the provisions of this standard on January 1, 2009. The adoption of EITF No. 08-6 did not have any effect on our consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE B New Accounting Pronouncements - (continued)

In December 2008, the FASB issued FSP FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 amends Statement 132(R), and requires that an employer provide objective disclosures about the plan assets of a defined benefit pension plan or other postretirement plan, including disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009, and, as such, we plan to adopt the provisions of FSP FAS 132(R)-1 as of December 31, 2009. Although FSP FAS 132(R)-1 requires enhanced disclosures, its adoption will not impact our financial position and results of operations.

NOTE C Acquisitions of Businesses

On March 2, 2009, we acquired a company for an immaterial amount. This company provides mobile mechanical services and has been included in our United States facilities services reporting segment.

On January 3, 2008 and February 29, 2008, we acquired two companies, which were not material individually or in the aggregate, for an aggregate purchase price of $18.9 million. One of the companies primarily provides industrial services to refineries in the Southern California market and its results have been included in our United States facilities services reporting segment, and the other is a fire protection company that has been included in our United States mechanical construction and facilities services reporting segment. Goodwill and intangible assets were valued at $2.7 million and $11.6 million, respectively, representing the excess purchase price over the fair value amounts assigned to the net tangible assets acquired attributable to these companies.

We believe these acquisitions further our goal of service and geographic diversification and/or expansion of our facilities services operations and fire protection operations.

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

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE D Earnings Per Share

Calculation of Basic and Diluted Earnings per Common Share

The following tables summarize our calculation of Basic and Diluted Earnings per Common Share ("EPS") for the three month periods ended March 31, 2009 and 2008 (in thousands, except share and per share data):

                                                                                               For the
                                                                                         three months ended
                                                                                              March 31,
                                                                                      ------------------------
                                                                                          2009         2008
                                                                                      -----------  -----------
Numerator:
Net income attributable to EMCOR Group, Inc. common stockholders                      $    36,768  $    29,328
                                                                                      ===========  ===========

Denominator:
Weighted average shares outstanding used to compute basic earnings per common share    65,860,938   65,263,709
Effect of diluted securities - Share-based awards                                       1,162,019    1,707,550
                                                                                      -----------  -----------

Shares used to compute diluted earnings per common share                               67,022,957   66,971,259
                                                                                      ===========  ===========

Basic earnings per common share:

Net income attributable to EMCOR Group, Inc.
     common stockholders                                                              $      0.56  $      0.45
                                                                                      ===========  ===========

Diluted earnings per common share:

Net income attributable to EMCOR Group, Inc.
     common stockholders                                                              $      0.55  $      0.44
                                                                                      ===========  ===========


There were 654,949 and 325,622 anti-dilutive stock options and/or restricted stock units that were excluded from the calculation of diluted EPS for the three month period ended March 31, 2009 and 2008, respectively.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE E Inventories

Inventories consist of the following amounts (in thousands):

                                              March 31,   December 31,
                                                2009          2008
                                            ------------  ------------
Raw materials and construction materials    $     20,478  $     22,845
Work in process                                   30,565        31,756
                                            ------------  ------------
                                            $     51,043  $     54,601
                                            ============  ============


NOTE F Long-Term Debt

Long-term debt in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

                                              March 31,   December 31,
                                                2009          2008
                                            ------------  ------------
Term Loan                                   $    197,000  $    197,750
Capitalized lease obligations                      1,998         2,313
Other                                                 56            41
                                            ------------  ------------
                                                 199,054       200,104
Less: current maturities                           3,685         3,886
                                            ------------  ------------
                                            $    195,369  $    196,218
                                            ============  ============


On September 19, 2007, we entered into an agreement providing for a $300.0 million term loan ("Term Loan"). The proceeds were used to pay a portion of the consideration for the acquisition of FR X Ohmstede Acquisition Co. ("Ohmstede") and costs and expenses incident thereto. The Term Loan contains financial covenants, representations and warranties and events of default. The Term Loan covenants require, among other things, maintenance of certain financial ratios and certain restrictions with respect to payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We are required to make principal payments on the Term Loan in installments on the last day of March, June, September and December of each year, which commenced in March 2008, in the amount of $0.75 million. A final payment comprised of all remaining principal and interest is due in October 2010. The Term Loan is secured by substantially all of our assets and most of the assets of our U.S. subsidiaries. The Term Loan bears interest at (1) the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at March 31, 2009) plus 0.0% to 0.5% based on certain financial tests or (2) U.S. dollar LIBOR (0.50% at March 31, 2009) plus 1.0% to 2.25% based on certain financial tests. The interest rate in effect at March 31, 2009 was 1.52% (See Note G, "Derivative Instrument and Hedging Activity"). We capitalized approximately $4.0 million of debt issuance costs associated with the Term Loan. This amount is being amortized over the life of the loan and is included as part of interest expense. Since September 19, 2007, we have made prepayments under the Term Loan of $99.25 million, and mandatory repayments of $3.75 million, to reduce the balance to $197.0 million at March 31, 2009.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE G Derivative Instrument and Hedging Activity

We account for derivatives in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). This standard, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value and that changes in fair value be recorded each period in current earnings or comprehensive income.

On January 27, 2009, we entered into an interest rate swap agreement (the "Swap Agreement") providing for an interest rate swap which hedges the interest rate risk on our Term Loan. We do not enter into financial instruments for trading or speculative purposes. The Swap Agreement is used to manage the variable interest rate of our Term Loan and related overall cost of borrowing. We mitigate the risk of counterparty nonperformance by using a major reputable financial institution with investment grade credit ratings.

The derivative is recognized as either an asset or liability on our Condensed Consolidated Balance Sheets with measurement at fair value, and changes in the fair value of the derivative instrument reported in either net income or other comprehensive income depending on the designated use of the derivative and whether it meets the criteria for hedge accounting. The fair value of this instrument reflects the net amount required to settle the position. The accounting for gains and losses associated with changes in fair value of the derivative and the related effects on the condensed consolidated financial statements is subject to their hedge designation and whether they meet effectiveness standards.

The Swap Agreement matures in October 2010, and has an amortizing notional amount that coincides with our Term Loan. We pay a fixed rate of 1.225% and receive a floating rate of 30 day LIBOR on the notional amount. This interest rate swap has been designated as an effective cash flow hedge, whereby changes in the cash flows from the swap perfectly offset the changes in the cash flows associated with the floating rate of interest on the Term Loan (see Note F, "Long-Term Debt"). The fair value of the interest rate swap at March 31, 2009 was a net liability of $0.9 million based upon the valuation technique known as the market standard methodology of netting the discounted future fixed cash flows and the discounted expected variable cash flows. The variable cash flows are based on an expectation of future interest rates (forward curves) derived from observable interest rate curves. In addition, we have incorporated a credit valuation adjustment into our fair value of the interest rate swap. This adjustment factors in both our nonperformance risk and the respective counterparty's nonperformance risk. The net liability was included in "Other long-term obligations" on our Condensed Consolidated Balance Sheet. Accumulated other comprehensive loss at March 31, 2009 included the accumulated loss on the cash flow hedge (net of income taxes) of $0.5 million.

We have an agreement with our derivative counterparty that contains a provision that if we default on certain of our indebtedness, we could also be declared in default on our derivative obligation.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE G Derivative Instrument and Hedging Activity - (continued)

As of March 31, 2009, the fair value of our derivative is $0.9 million and is in a net liability position. As of March 31, 2009, we did not post any collateral related to this derivative. As the credit value adjustment for counterparty nonperformance is immaterial, had we breached any of the provisions at March 31, 2009, we would have been required to settle our obligation under the Swap Agreement at its termination value of $0.9 million.

NOTE H Fair Value Measurements

On January 1, 2008, we adopted the provisions of FASB Statement No. 157, "Fair Value Measurements" related to financial assets and liabilities, and on January 1, 2009, we adopted the provisions of FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP") related to non-financial assets and liabilities (collectively, "Statement 157"). Statement 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy, which gives the highest priority to quoted prices in active markets, is comprised of the following three levels:

     Level 1 - Unadjusted quoted market prices in active markets for identical assets and liabilities.

     Level 2 - Observable inputs, other then Level 1 inputs. Level 2 inputs would typically include quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

     Level 3 - Prices or valuations that require inputs that are both significant to the measurement and unobservable.

We measure the fair value of our derivative instrument on a recurring basis. At March 31, 2009, the fair value of the interest rate swap of $0.9 million was determined using Level 2 inputs.

NOTE I Income Taxes

For the three months ended March 31, 2009 and 2008, our income tax provisions were $26.7 million and $19.4 million, respectively, based on effective income tax rates, before discrete items, of 39.1% and 39.8%, respectively.

As of March 31, 2009 and December 31, 2008, the amount of unrecognized income tax benefits was $9.6 million, (of which $6.3 million, if recognized, would favorably affect our effective income tax rate) for both periods.

We recognized interest related to unrecognized income tax positions in the income tax provision. As of March 31, 2009 and December 31, 2008, we had approximately $3.8 million and $3.7 million, respectively, of accrued interest related to unrecognized income tax benefits included as a liability on the Condensed Consolidated Balance Sheets, of which less than $0.1 million was recorded during each of the three months ended March 31, 2009 and 2008.

It is possible that approximately $2.6 million of unrecognized income tax benefits at March 31, 2009, primarily relating to uncertain tax positions attributable to certain intercompany transactions, will become recognized income tax benefits in the next twelve months due to the expiration of applicable statutes of limitations.

We file income tax returns with the Internal Revenue Service and various states, local and foreign jurisdictions. With few exceptions, we are no longer subject to tax audits by any tax authorities for years prior to 2004. We are currently under audit by the Internal Revenue Service for the years 2005 through 2007. We have agreed to a proposed assessment put forth by the Internal Revenue Service pursuant to such audit and are currently awaiting approval of such assessment by the Internal Revenue Service. We recorded a charge of approximately $1.9 million, inclusive of interest, for this proposed settlement in the three months ended March 31, 2009.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE J Common Stock

As of March 31, 2009 and December 31, 2008,  65,804,792 and 65,520,096 shares of our common stock were outstanding, respectively.

For the three months ended March 31, 2009 and 2008, 363,333 and 99,980 shares of common stock, respectively, were issued upon the exercise of stock options, upon the satisfaction of required conditions under certain of our share-based compensation plans and upon grants of shares of common stock.

NOTE K Retirement Plans

Our United Kingdom subsidiary has a defined benefit pension plan covering all eligible employees (the "UK Plan"); however, no individual joining the company after October 31, 2001 may participate in the plan.

Components of Net Periodic Pension Benefit Cost

The components of net periodic pension benefit cost of the UK Plan for three months ended March 31, 2009 and 2008 were as follows (in thousands):

                                                         For the three months ended March 31,
                                                         ------------------------------------
                                                          2009                          2008
                                                         ------                        ------

Service cost                                             $  724                        $1,163
Interest cost                                             2,752                         3,811
Expected return on plan assets                           (2,238)                       (3,817)
Amortization of prior service cost and actuarial loss        --                            --
Amortization of unrecognized loss                           971                           548
                                                         ------                        ------
Net periodic pension benefit cost                        $2,209                        $1,705
                                                         ======                        ======

Employer Contributions

For the three months ended March 31, 2009, our United Kingdom subsidiary contributed $1.9 million to its defined benefit pension plan. It anticipates contributing an additional $5.9 million during the remainder of 2009.

NOTE L Commitments and Contingencies

One of our subsidiaries has guaranteed $25.0 million of indebtedness of a venture in which we have a 40% interest; the other venture partner, Baltimore Gas and Electric (a subsidiary of Constellation Energy), has a 60% interest. The venture designs, constructs, owns, operates, leases and maintains facilities to produce chilled water for sale to customers for use in air conditioning commercial properties. These guarantees are not expected to have a material effect on our financial position or results of operations. We and Baltimore Gas and Electric are jointly and severally liable, in the event of default, for the venture's $25.0 million in borrowings. The venture has been notified by the financial institution that has issued a letter of credit that guarantees the venture's indebtedness that it does not intend to renew the letter of credit. Accordingly, the venture intends to acquire bonds in the principal amount of $25.0 million evidencing such indebtedness, which will require us to make an additional capital contribution to the venture.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE M Segment Information

We have the following reportable segments which provide services associated with the design, integration, installation, start-up, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; water and wastewater treatment and central plant heating and cooling); (c) United States facilities services; (d) Canada construction and facilities services; (e) United Kingdom construction and facilities services; and (f) Other international construction and facilities services. The segment "United States facilities services" principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers' facilities (industrial maintenance and services; outage services to utilities and industrial plants; commercial and government site-based operations and maintenance; military base operations support services; mobile maintenance and services; facilities management; installation and support for building systems; technical consulting and diagnostic services; small modification and retrofit projects; retrofit projects to comply with clean air laws; and program development, management and maintenance for energy systems), which services are not generally related to customers' construction programs, as well as industrial services operations, which primarily provide aftermarket maintenance and repair services, replacement parts and fabrication services for highly engineered shell and tube heat exchangers for refineries and the petrochemical industry. The Canada, United Kingdom and Other international segments perform electrical construction, mechanical construction and facilities services. Our "Other international construction and facilities services" segment, currently operating only in the Middle East, represents our operations outside of the United States, Canada and the United Kingdom. The following tables present information about industry segments and geographic areas for the three months ended March 31, 2009 and 2008 (in thousands):

                                                                       For the three months ended March 31,
                                                                       ------------------------------------
                                                                          2009                      2008
                                                                       ----------                ----------
Revenues from unrelated entities:
   United States electrical construction and facilities services       $  316,681                $  401,278
   United States mechanical construction and facilities services          520,286                   602,174
   United States facilities services                                      363,719                   353,444
                                                                       ----------                ----------
   Total United States operations                                       1,200,686                 1,356,896
   Canada construction and facilities services                             78,180                   105,704
   United Kingdom construction and facilities services                    115,770                   198,803
   Other international construction and facilities services                    --                        --
                                                                       ----------                ----------
   Total worldwide operations                                          $1,394,636                $1,661,403
                                                                       ==========                ==========

                                                                       For the three months ended March 31,
                                                                       ------------------------------------
                                                                          2009                      2008
                                                                       ----------                ----------
Total revenues:
   United States electrical construction and facilities services       $  318,468                $  402,727
   United States mechanical construction and facilities services          523,578                   604,433
   United States facilities services                                      366,446                   355,157
   Less intersegment revenues                                              (7,806)                   (5,421)
                                                                       ----------                ----------
   Total United States operations                                       1,200,686                 1,356,896
   Canada construction and facilities services                             78,180                   105,704
   United Kingdom construction and facilities services                    115,770                   198,803
   Other international construction and facilities services                    --                        --
                                                                       ----------                ----------
   Total worldwide operations                                          $1,394,636                $1,661,403
                                                                       ==========                ==========

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE M Segment Information - (continued)

                                                                       For the three months ended March 31,
                                                                       ------------------------------------
                                                                          2009                      2008
                                                                       ----------                ----------
Operating income (loss):
   United States electrical construction and facilities services       $   25,952                $   17,216
   United States mechanical construction and facilities services           23,030                    17,644
   United States facilities services                                       21,730                    25,541
                                                                       ----------                ----------
   Total United States operations                                          70,712                    60,401
   Canada construction and facilities services                              4,755                     2,460
   United Kingdom construction and facilities services                      2,194                     2,125
   Other international construction and facilities services                    --                      (596)
   Corporate administration                                               (12,297)                  (14,707)
   Restructuring expenses                                                  (1,060)                      (14)
                                                                       ----------                ----------
   Total worldwide operations                                              64,304                    49,669

Other corporate items:
   Interest expense                                                        (1,793)                   (3,987)
   Interest income                                                          1,542                     3,133
                                                                       ----------                ----------
   Income before income taxes                                          $   64,053                $   48,815
                                                                       ==========                ==========

                                                                        March 31,                December 31,
                                                                          2009                       2008
                                                                       ----------                -----------
Total assets:
   United States electrical construction and facilities services       $  336,789                $  379,945
   United States mechanical construction and facilities services          774,783                   810,199
   United States facilities services                                    1,074,429                 1,088,474
                                                                       ----------                ----------
   Total United States operations                                       2,186,001                 2,278,618
   Canada construction and facilities services                            104,347                   128,460
   United Kingdom construction and facilities services                    197,946                   203,764
   Other international construction and facilities services                    --                        --
   Corporate administration                                               384,015                   397,562
                                                                       ----------                ----------
   Total worldwide operations                                          $2,872,309                $3,008,404
                                                                       ==========                ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We are one of the largest mechanical and electrical construction and facilities services firms in the United States, Canada, the United Kingdom and in the world. We provide services to a broad range of commercial, industrial, utility and institutional customers through approximately 75 operating subsidiaries and joint venture entities. Our offices are located in the United States, Canada and the United Kingdom. In the Middle East, we carry on business through a joint venture.

Overview

The following table presents selected financial data for the three months ended March 31, 2009 and 2008 (in thousands, except percentages and per share data):

                                                            For the three months ended March 31,
                                                            ------------------------------------
                                                               2009                      2008
                                                            ----------                ----------
Revenues                                                    $1,394,636                $1,661,403
  Revenues (decrease) increase from prior year                   (16.1)%                    29.1%
Operating income                                            $   64,304                $   49,669
  Operating income as a percentage of revenues                     4.6 %                     3.0%
Net income attributable to EMCOR Group, Inc.                $   36,768                $   29,328
Diluted earnings per common share                           $     0.55                $     0.44
Cash flows provided by operating activities                 $   11,853                $   24,776


The results of our operations for the first quarter of 2009 reflected record highs for any first quarter in terms of operating income, operating margin (operating income as a percentage of revenues), net income and diluted earnings per common share; however, revenues decreased quarter over quarter. The operating income improvements were generally attributable to (a) favorable job close-outs within our United States electrical construction and facilities services segment, (b) the turnaround in the performance of one of our operations within our United States mechanical construction and facilities services segment, which operation had experienced large operating losses in the first quarter of 2008 and (c) reduced selling, general and administrative expenses. The operating income results of our Canada and United Kingdom construction and facilities services segments also improved for the 2009 first quarter compared to the year ago quarter. The decrease in revenues for the 2009 first quarter when compared to the prior year's first quarter was primarily due to (a) a decrease in work performed on commercial and hospitality contracts as a result of the economic slowdown and (b) the unfavorable exchange rate effects of the weakening British pound and Canadian dollar against the U.S. dollar. During the first quarter of 2009, companies we acquired within the prior 12 months, which companies are reported within our United States facilities services and United States mechanical construction and facilities services segments, contributed $37.4 million to revenues and $0.7 to operating income (net of $1.7 million of amortization expense attributable to identifiable intangible assets recorded to cost of sales and selling, general and administrative expenses).

Cash provided by operating activities decreased by $12.9 million for the first quarter of 2009, compared to the first quarter of 2008, primarily due to changes in our working capital. Cash used for investing activities decreased by $5.0 million for the first quarter of 2009, compared to the first quarter of 2008, primarily due to a $4.6 million decrease in payments for acquisitions of businesses, identifiable intangible assets and payments pursuant to related earn-out agreements. Cash provided by financing activities increased by $25.1 million during the 2009 first quarter, compared to the prior year's first quarter, primarily due to repayment of a portion of our long-term indebtedness in the first quarter of 2008. Interest expense for the first quarter of 2009 was $1.8 million, a $2.2 million decrease compared to the first quarter of 2008. The decrease in interest expense was related to a reduced level of long-term indebtedness and lower interest rates as compared to 2008, as well as lower amortization expense associated with debt issuance costs as a result of prepayments of a portion of our long-term indebtedness. Interest income for the first quarter of 2009 was $1.5 million, a $1.6 million decrease compared to the first quarter of 2008. The decrease in interest income was primarily related to lower interest rates received on our invested cash balances.

We completed one acquisition during the first quarter of 2009 for an immaterial amount. The acquired company provides mobile mechanical services, has been included in our United States facilities services segment and expands our service capabilities in a geographical area we are already operating within. The acquisition is not material to our results of operations for the periods presented.

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

Results of Operations

Revenues

The following table presents our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

                                                                        For the three months ended March 31,
                                                                      ---------------------------------------
                                                                                    % of                % of
                                                                         2009       Total     2008      Total
                                                                      ----------    -----  ----------   -----
Revenues:
   United States electrical construction and facilities services      $  316,681     23%   $  401,278     24%
   United States mechanical construction and facilities services         520,286     37%      602,174     36%
   United States facilities services                                     363,719     26%      353,444     21%
                                                                      ----------           ----------
   Total United States operations                                      1,200,686     86%    1,356,896     82%
   Canada construction and facilities services                            78,180      6%      105,704      6%
   United Kingdom construction and facilities services                   115,770      8%      198,803     12%
   Other international construction and facilities services                   --     --            --     --
                                                                      ----------           ----------
   Total worldwide operations                                         $1,394,636    100%   $1,661,403    100%
                                                                      ==========           ==========

As described below in more detail, our revenues for the three months ended March 31, 2009 decreased to $1.39 billion compared to $1.66 billion of revenues for the three months ended March 31, 2008. The decrease was generally attributable to (a) lower levels of construction work performed in the United States on commercial and hospitality projects as a result of the recession and tight credit markets and (b) the unfavorable exchange rate effects of the weakening British pound and Canadian dollar against the U.S. dollar. This decrease was partially offset by an increase in revenues attributable to (a) our United
States facilities services and United States mechanical construction and facilities services operations as a result of companies acquired within the prior 12 months, which acquired companies contributed $37.4 million in revenues and (b) industrial projects within our United States electrical and mechanical construction and facilities services segments.

Our backlog at March 31, 2009 was $3.67 billion compared to $4.39 billion of backlog at March 31, 2008. Our backlog was $4.00 billion at December 31, 2008. Backlog decreases as we perform work on existing contracts and increases with awards of new contracts. The decrease in our United States electrical and mechanical construction and facilities services segments' backlog at March 31, 2009, compared to backlog at March 31, 2008, was primarily due to decreased awards of hospitality and commercial projects, offset by increased awards in the institutional, industrial, transportation and water/wastewater construction markets. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of facilities services contracts. However, if the remaining term of a facilities services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only the next 12 months of revenues.

Revenues of our United States electrical construction and facilities services segment for the three months ended March 31, 2009 decreased $84.6 million compared to the three months ended March 31, 2008. The revenues decrease was primarily the result of a decrease in work on commercial and hospitality projects as a result of the economic slowdown within the United States, most notably within the New York City, Chicago and Washington, D.C. markets. This decrease was partially offset by increased revenues from industrial and healthcare related projects.

Revenues of our United States mechanical construction and facilities services segment for the three months ended March 31, 2009 decreased $81.9 million compared to the three months ended March 31, 2008. The revenues decrease was primarily attributable to a decline in hospitality projects, most notably within the Las Vegas market, as well as a decrease in work on commercial projects. These decreases were offset by revenues of $2.2 million from a company acquired during the prior 12 months and an increase in work on industrial projects.

Our United States facilities services revenues increased $10.3 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. This increase in revenues was principally due to: (a) revenues of $35.2 million from companies acquired during the prior 12 months, which perform maintenance services for utility and industrial plants and mobile mechanical services and (b) site-based government facilities services contracts. This increase was offset by lower revenues from our industrial services operations inasmuch as these operations benefited in 2008 from a significant turnaround/expansion contract at a refinery.

Revenues of our Canada construction and facilities services segment decreased by $27.5 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. $18.4 million of this decrease relates to the weakening of the rate of exchange of Canadian dollars for United States dollars when compared to the rate of exchange during the first quarter of 2008. In addition, in Canada, we saw a decrease, when compared to the first quarter of 2008, in revenues from industrial contracts, a significant part of which is attributable to the economic slowdown affecting the auto industry, and from power generation projects. These decreases were offset by a quarter over quarter increase in healthcare and commercial project work.

Our United Kingdom construction and facilities services revenues decreased $83.0 million for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, as a result of: (a) a $43.5 million decrease in revenues as a result of the weakening of the rate of exchange of British pounds for United States dollars and (b) a decrease in revenues attributable to rail contracts which were winding down in 2008 as a result of the planned exit from that line of business.

Other international construction and facilities services activities consist of operations currently operating only in the Middle East. All of the current projects in this market are being performed through a joint venture. The results of the joint venture were accounted for under the equity method.

Cost of sales and Gross profit

The following table presents our cost of sales, gross profit (revenues less cost of sales), and gross profit margin (gross profit as a percentage of revenues) (in thousands, except for percentages):

                                               For the three months ended March 31,
                                               ------------------------------------
                                                  2009                      2008
                                               ----------                ----------
Cost of sales                                  $1,201,477                $1,471,478
Gross profit                                   $  193,159                $  189,925
Gross profit, as a percentage of revenues            13.9%                     11.4%

Our gross profit increased $3.2 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Gross profit margin was 13.9% and 11.4% for the three months ended March 31, 2009 and 2008, respectively. Gross profit margin improved primarily as a result of: (a) favorable job close-outs within our United States electrical construction and facilities services segment, (b) the turnaround in the performance of one of our operations within our United States mechanical construction and facilities services segment, which operation had experienced large operating losses in the first quarter of 2008, (c) contracts within our Canada construction and facilities services segment and (d) improved contract performance during the wind down of the rail division within our United Kingdom construction and facilities services segment. The increase in gross profit for the 2009 first quarter compared to the 2008 first quarter was primarily attributable to: (a) companies acquired within the prior 12 months, which contributed $3.5 million of gross profit, net of amortization expense of $1.2 million and (b) favorable job close-outs on transportation contracts within our United States electrical construction and facilities services segment. This increase in gross profit was partially offset by (a) lower gross profit from industrial services operations within our United States facilities services segment and (b) the unfavorable exchange rate effects of the weakening British pound and Canadian dollar against the U.S. dollar.

Selling, general and administrative expenses

The following table presents our selling, general and administrative expenses, and selling, general and administrative expenses as a percentage of revenues (in thousands, except for percentages):

                                                                                For the three months ended March 31,
                                                                                ------------------------------------
                                                                                  2009                        2008
                                                                                --------                    --------
Selling, general and administrative expenses                                    $127,795                    $140,242
Selling, general and administrative expenses, as a percentage of revenues            9.2%                        8.4%

Our selling, general and administrative expenses for the three months ended March 31, 2009 decreased $12.4 million to $127.8 million compared to $140.2 million for the three months ended March 31, 2008. Selling, general and administrative expenses as a percentage of revenues were 9.2% for the three months ended March 31, 2009, compared to 8.4% for the three months ended March 31, 2008. The decrease in selling, general and administrative expenses for the 2009 first quarter compared to the 2008 first quarter was primarily due to: (a) an increase in income recognized as a result of the decline in the value of our phantom stock units, whose value is tied to the value of our common stock in 2009 as compared to 2008, (b) a $4.8 million decrease as a result of changes in the rates of exchange of British pounds and Canadian dollars for United States dollars due to the weakening of the British pound and Canadian dollar, (c) lower incentive compensation accruals as a result of lower forecasted earnings in 2009 compared to 2008 and (d) lower employment costs, such as salaries and employee benefits, as a result of downsizing of staff at several locations. Certain of the phantom stock units referred to above were settled in cash during the first quarters of 2009 and 2008. These decreases in selling, general and administrative expenses were partially offset by (a) a $2.9 million increase in such expenses for the first quarter of 2009 directly related to companies acquired within the prior 12 months, including amortization expense of $0.5 million and (b) a $0.6 million increase in our provision for doubtful accounts.

Restructuring expenses

Restructuring expenses, primarily related to employee severance obligations, were $1.1 million for the first quarter of 2009 compared to $0.01 million for the first quarter of 2008. Restructuring expenses for the first quarter of 2009 were primarily related to our international operations, our United States mechanical construction and facilities services segment and our United States facilities services segment. As of March 31, 2009, the balance of the severance obligations was $0.3 million.

Operating income

The following table presents our operating  income (loss),  and operating income
(loss) as a percentage of segment revenues from unrelated entities (in thousands, except for percentages):

                                                                        For the three months ended March 31,
                                                                     ------------------------------------------
                                                                                 % of                   % of
                                                                                Segment                Segment
                                                                       2009     Revenues      2008     Revenues
                                                                     -------    --------    -------    --------
Operating income (loss):
   United States electrical construction and facilities services     $25,952      8.2%      $17,216      4.3%
   United States mechanical construction and facilities services      23,030      4.4%       17,644      2.9%
   United States facilities services                                  21,730      6.0%       25,541      7.2%
                                                                     -------                -------
   Total United States operations                                     70,712      5.9%       60,401      4.5%
   Canada construction and facilities services                         4,755      6.1%        2,460      2.3%
   United Kingdom construction and facilities services                 2,194      1.9%        2,125      1.1%
   Other international construction and facilities services               --       --          (596)      --
   Corporate administration                                          (12,297)      --       (14,707)      --
   Restructuring expenses                                             (1,060)      --           (14)      --
                                                                     -------                -------
   Total worldwide operations                                         64,304      4.6%       49,669      3.0%

Other corporate items:
   Interest expense                                                   (1,793)                (3,987)
   Interest income                                                     1,542                  3,133
                                                                     -------                -------
Income before income taxes                                           $64,053                $48,815
                                                                     =======                =======

As described below in more detail, operating income increased by $14.6 million for the first quarter of 2009 to $64.3 million compared to operating income of $49.7 million for the first quarter of 2008.

Our United States electrical construction and facilities services operating income of $26.0 million for the first quarter of 2009 increased $8.7 million compared to operating income of $17.2 million for the first quarter of 2008. The increase in operating income during the first quarter of 2009 compared to the prior year's first quarter was primarily the result of favorable job close-outs on transportation contracts. In addition, selling, general and administrative expenses decreased $3.4 million quarter over quarter as discussed above.

Our United States mechanical construction and facilities services operating income for the first quarter of 2009 was $23.0 million, a $5.4 million improvement compared to operating income of $17.6 million for the first quarter of 2008. This improvement was primarily due to reduced selling, general and administrative expenses of $4.0 million in the first quarter of 2009 as compared to the first quarter of 2008 and the turnaround in the performance of one of our operations which had experienced large operating losses in the first quarter of 2008. This increase in operating income was partially offset by notably lower operating income from our Las Vegas subsidiary as a result of the current economic slowdown affecting that market.

Our United States facilities services operating income for the first quarter of 2009 was $21.7 million compared to operating income of $25.5 million for the first quarter of 2008. The decrease in operating income was primarily due to lower revenues from our industrial services operations, which benefited in 2008 from a significant turnaround/expansion contract at a refinery, and lower operating income from our mobile mechanical services as a result of lower discretionary project spending in the first quarter of 2009 when compared to the year ago quarter. These decreases were offset (a) by operating income from companies acquired within the prior 12 months, which contributed $0.7 million of operating income, net of amortization expense of $1.7 million, and which perform maintenance services at utility and industrial plants and mobile mechanical services and (b) by an increase in operating income from our site-based government facilities services operations. Selling, general and administrative expenses increased by $3.9 million, primarily due to companies acquired within the prior 12 months.

Our Canada construction and facilities services operating income was $4.8 million for the first quarter of 2009, compared to an operating income of $2.5 million for the first quarter of 2008. The operating income improvement for the first quarter of 2009 compared to the first quarter of 2008 was primarily due to improved results from healthcare contracts and reduced selling, general and administrative expenses of $2.4 million as a result of a reduction in employees and lower discretionary expenses. This increase in operating income was adversely affected by $1.1 million relating to the rate of exchange of Canadian dollars for United States dollars as a result of the weakening of the Canadian dollar.

Our United Kingdom construction and facilities services operating income for the first quarter of 2009 was $2.2 million compared to operating income of $2.1 million for the first quarter of 2008. The improvement in operating income was primarily attributable to improved contract performance during the wind down of the rail division and reduced selling, general and administration expenses as a result of the restructuring efforts made in late 2008. This increase in operating income was adversely affected by $0.8 million relating to the rate of exchange of British pounds for United States dollars as a result of the weakening of the British pound.

We had no operating income from our Other international construction and facilities services segment during the first quarter of 2009 compared to an operating loss of $0.6 million for the first quarter of 2008.

Our corporate administration expenses for the first quarter of 2009 were $12.3 million compared to $14.7 million for the first quarter of 2008. This decrease in expenses was primarily due to an increase in income recognized as a result of the decline in the value of our phantom stock units, whose value is tied to the value of our common stock in 2009 as compared to 2008. Certain of these phantom stock units were settled in cash during the first quarters of 2009 and 2008.

Interest expense for the first quarter of 2009 and 2008 was $1.8 million and $4.0 million, respectively. The decrease in interest expense was related to a reduced level of long-term indebtedness and lower interest rates as compared to 2008, as well as lower amortization costs associated with debt issuance costs as a result of prepayments of a portion of our long-term indebtedness. Interest income for the first quarter of 2009 was $1.5 million compared to $3.1 million for the first quarter of 2008 and was primarily related to lower interest rates received on our invested cash balances.

For the first quarter of 2009 and 2008, the income tax provision was $26.7 million and $19.4 million, respectively, based on effective income tax rates, before discrete items, of 39.1% and 39.8%, respectively.

Liquidity and Capital Resources

The following table presents our net cash provided by (used in) operating activities, investing activities and financing activities and the effect of exchange rate changes on cash and cash equivalents (in thousands):

                                                                   For the three months ended March 31,
                                                                   ------------------------------------
                                                                     2009                        2008
                                                                   --------                    --------
Net cash provided by operating activities                          $ 11,853                    $ 24,776
Net cash used in investing activities                              $(21,221)                   $(26,250)
Net cash provided by (used in) financing activities                $    433                    $(24,617)
Effect of exchange rate changes on cash and cash equivalents       $ (1,858)                   $   (557)

Our consolidated cash balance decreased by approximately $10.8 million from $405.9 million at December 31, 2008 to $395.1 million at March 31, 2009. The $11.9 million in net cash provided by operating activities for the three months ended March 31, 2009, which decreased $12.9 million when compared to $24.8 million in net cash provided by operating activities for the three months ended March 31, 2008, was primarily due to changes in our working capital. Net cash used in investing activities of $21.2 million in the first quarter of 2008 decreased $5.0 million compared to $26.3 million used in the first quarter of 2008 and was primarily due to a $4.6 million decrease in payments for acquisitions of businesses, identifiable intangible assets and payments pursuant to related earn-out agreements, offset by a $0.2 million increase in amounts paid for the purchase of property, plant and equipment. Net cash provided by financing activities of $0.4 million in the first quarter of 2009 increased $25.1 million compared to net cash used in financing activities of $24.6 million in the first quarter of 2008 and was primarily attributable to repayment of long-term debt in the first quarter of 2008.

The following is a summary of material contractual obligations and other commercial commitments (in millions):

                                                                          Payments Due by Period
                                                                 -----------------------------------------
                                                                   Less
                     Contractual                                   than       1-3        4-5       After
                     Obligations                         Total    1 year     years      years     5 years
-----------------------------------------------------  --------  --------  --------   --------    --------

Term Loan (including interest at 2.225%)               $  203.8  $    7.4  $  196.4   $     --    $     --
Other long-term debt                                        0.1       0.1        --         --          --
Capital lease obligations                                   2.0       0.6       1.2        0.2          --
Operating leases                                          215.3      56.3      79.2       40.8        39.0
Open purchase obligations (1)                             809.0     620.4     181.2        7.4          --
Other long-term obligations (2)                           224.0      24.3     184.1       15.6          --
Liabilities related to uncertain income tax positions      13.4       2.6      10.8         --          --
                                                       --------  --------  --------   --------    --------
Total Contractual Obligations                          $1,467.6  $  711.7  $  652.9   $   64.0    $   39.0
                                                       ========  ========  ========   ========    ========

                                                                 Amount of Commitment Expiration by Period
                                                                 -----------------------------------------
                                                                   Less
                  Other Commercial                       Total     than       1-3        4-5       After
                     Commitments                       Committed  1 year     years      years     5 years
-----------------------------------------------------  --------- --------  --------   --------    --------

Revolving Credit Facility (3)                          $     --  $     --  $     --   $     --    $     --
Letters of credit                                          57.4        --      57.4         --          --
Guarantees                                                 25.0      25.0        --         --          --
                                                       --------  --------  --------   --------    --------
Total Commercial Obligations                           $   82.4  $   25.0  $   57.4   $     --    $     --
                                                       ========  ========  ========   ========    ========


(1) Represents open purchase orders for material and subcontracting costs related to construction and service contracts. These purchase orders are not reflected in EMCOR's Condensed Consolidated Balance Sheets and should not impact future cash flows, as amounts will be recovered through customer billings.
(2) Represents primarily insurance related liabilities, a pension plan liability and liabilities for unrecognized income tax benefits, classified as other long-term liabilities in the Condensed Consolidated Balance Sheets. Cash payments for insurance related liabilities may be payable beyond three years, but it is not practical to estimate these payments. We provide funding to our pension plans based on at least the minimum funding required by applicable regulations. In determining the minimum required funding, we utilize current actuarial assumptions and exchange rates to forecast estimates of amounts that may be payable for up to five years in the future. In our judgment, minimum funding estimates beyond a five-year time horizon cannot be reliably estimated, and, therefore, have not been included in the table.
(3) We classify these borrowings as short-term on our Condensed Consolidated Balance Sheets because of our intent and ability to repay the amounts on a short-term basis. As of March 31, 2009, there were no borrowings outstanding under the Revolving Credit Facility.

Our revolving credit agreement (the "Revolving Credit Facility") provides for a revolving credit facility of $375.0 million. As of March 31, 2009 and December 31, 2008, we had approximately $57.4 million and $53.7 million of letters of credit outstanding, respectively, under the Revolving Credit Facility. There were no borrowings under the Revolving Credit Facility as of March 31, 2009 and December 31, 2008.

On September 19, 2007, we entered into an agreement providing for a $300.0 million Term Loan. The proceeds were used to pay a portion of the consideration for the acquisition of FR X Ohmstede Acquisition Co. ("Ohmstede") and costs and expenses incident thereto. The Term Loan contains financial covenants, representations and warranties and events of default. The Term Loan covenants require, among other things, maintenance of certain financial ratios and certain restrictions with respect to payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We are required to make principal payments on the Term Loan in installments on the last day of March, June, September and December of each year, which commenced in March 2008, in the amount of $0.75 million. A final payment comprised of all remaining principal and interest is due in October 2010. The Term Loan is secured by substantially all of our assets and most of the assets of our U.S. subsidiaries. The Term Loan bears interest at (1) the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at March 31, 2009) plus 0.0% to 0.5% based on certain financial tests or (2) U.S. dollar LIBOR (0.50% at March 31, 2009) plus 1.0% to 2.25% based on certain financial tests. The interest rate in effect at March 31, 2009 was 1.52% (See Note G, "Derivative Instrument and Hedging Activity"). Since September 19, 2007, we have made prepayments under the Term Loan of $99.25 million, and mandatory repayments of $3.75 million, to reduce the balance to $197.0 million at March 31, 2009.

One of our subsidiaries has guaranteed $25.0 million of indebtedness of a venture in which we have a 40% interest; the other venture partner, Baltimore Gas and Electric (a subsidiary of Constellation Energy), has a 60% interest. The venture designs, constructs, owns, operates, leases and maintains facilities to produce chilled water for sale to customers for use in air conditioning commercial properties. These guarantees are not expected to have a material effect on our financial position or results of operations. We and Baltimore Gas and Electric are jointly and severally liable, in the event of default, for the venture's $25.0 million in borrowings. The venture has been notified by the financial institution that has issued a letter of credit that guarantees the venture's indebtedness that it does not intend to renew the letter of credit. Accordingly, the venture intends to acquire bonds in the principal amount of $25.0 million evidencing such indebtedness, which will require us to make an additional capital contribution to the venture.

The terms of our construction contracts frequently require that we obtain from surety companies ("Surety Companies") and provide to our customers payment and performance bonds ("Surety Bonds") as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of March 31, 2009, based on our percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, had there been defaults on all our existing contractual obligations, would have been approximately $1.4 billion. The Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.

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

Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain the Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient or to enable us to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. However, negative macroeconomic trends may have an adverse effect on liquidity. In addition to managing borrowings, our focus on the facilities services market is intended to provide an additional buffer against economic downturns inasmuch as a part of our facilities services business is characterized by annual and multi-year contracts that provide a more predictable stream of cash flow than the construction business. Short-term liquidity is also impacted by the type and length of construction contracts in place. During past economic downturns, there were typically fewer small discretionary projects from the private sector, and companies like us aggressively bid more large long-term infrastructure and public sector contracts. Performance of long duration contracts typically requires working capital until initial billing milestones are achieved. While we strive to maintain a net over-billed position with our customers, there can be no assurance that a net over-billed position can be maintained. Our net over-billings, defined as the balance sheet accounts "billings in excess of costs and estimated earnings on uncompleted contracts" less "cost and estimated earnings in excess of billings on uncompleted contracts", were $510.1 million and $496.4 million as of March 31, 2009 and December 31, 2008, respectively.

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

We believe that current cash balances and borrowing capacity available under the Revolving Credit Facility or other forms of financing available through borrowings, combined with cash expected to be generated from operations, will be sufficient to provide short-term and foreseeable long-term liquidity and meet expected capital expenditure requirements. However, we are a party to lawsuits and other proceedings in which other parties seek to recover from us amounts ranging from a few thousand dollars to over $56.0 million. If we were required to pay damages in one or more such proceedings, such payments could have a material adverse effect on our financial position, results of operations and/or cash flows.

Certain Insurance Matters

As of March 31, 2009 and December 31, 2008, we utilized approximately $55.9 million and $52.2 million, respectively, of letters of credit issued pursuant to our Revolving Credit Facility as collateral for insurance obligations.

New Accounting Pronouncements

We review new accounting standards to determine the expected financial impact, if any, that the adoption of such standards will have. As of the filing of this Quarterly Report on Form 10-Q, there were no new accounting standards that were projected to have a material impact on our consolidated financial position, results of operations or liquidity. Refer to Part I, Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note B, New Accounting Pronouncements," for further information regarding new accounting standards.

Application of Critical Accounting Policies

Our condensed consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are described in Note B - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of the annual report on Form 10-K for the year ended December 31, 2008. The following accounting policies were adopted during the three months ended March 31, 2009: Statement 157 for all non-financial assets and non-financial liabilities, Statement 141(R), Statement 160, Statement 161, Statement 162, FSP FAS 142-3, FSP EITF No. 03-6-1 and EITF Issue 08-6. We believe that some of the more critical judgment areas in the application of accounting policies that affect our financial condition and results of operations are the impact of changes in the estimates and judgments pertaining to: (a) revenue recognition from (i) long-term construction contracts for which the percentage-of-completion method of accounting is used and (ii) services contracts; (b) collectibility or valuation of accounts receivable; (c) insurance liabilities; (d) income taxes; and (e) goodwill and identifiable intangible assets.

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

Accounts Receivable

We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of the past due balances. The provision for doubtful accounts during the three months ended March 31, 2009 increased $0.6 million compared to the three months ended March 31, 2008. At March 31, 2009 and December 31, 2008, our accounts receivable of $1,281.5 million and $1,391.0 million, respectively, included allowances for doubtful accounts of $34.8 million for both periods. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to deterioration of its financial condition or its credit ratings. The allowance requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis and as additional information is received.

Insurance Liabilities

We have loss payment deductibles for certain workers' compensation, auto liability, general liability and property claims, have self-insured retentions for certain other casualty claims and are self-insured for employee-related health care claims. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate for the majority of these obligations. We believe the liabilities recognized on our balance sheets for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences and effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and will be recorded in the period that the experience becomes known.

Income Taxes

We have net deferred income tax liabilities primarily resulting from differences between the carrying value and income tax basis of certain depreciable and identifiable intangible assets, partially offset by non-deductible temporary differences of $21.3 million and $13.2 million at March 31, 2009 and December 31, 2008, respectively, which will impact our taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred income tax asset will not be realized. As of March 31, 2009 and December 31, 2008, the total valuation allowance on gross deferred income tax assets was approximately $5.2 million for both periods.

Goodwill and Identifiable Intangible Assets

As of March 31, 2009, we had $584.1 million and $291.7 million, respectively, of goodwill and net identifiable intangible assets (primarily based on the market values of our contract backlog, developed technology, customer relationships, non-competition agreements and trade names), primarily arising out of the acquisition of companies. As of December 31, 2008, goodwill and net identifiable intangible assets were $582.7 million and $292.1 million, respectively. The increases in the goodwill and net identifiable intangible assets (net of accumulated amortization) since December 31, 2008 were related to the acquisition of a company during the first quarter of 2009, pending the completion of the final valuation, and purchase price adjustments. In addition, goodwill increased due to an earn-out accrued related to a previous acquisition. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies. FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142") requires goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, but instead must be tested at least annually for impairment (which we test each October 1, absent any impairment indicators), and be written down if impaired. Statement 142 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives. Changes in strategy and/or market conditions may result in adjustments to recorded goodwill and identifiable intangible asset balances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have not used any derivative financial instruments, except as discussed below, during the three months ended March 31, 2009, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.

We are exposed to market risk for changes in interest rates for borrowings under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at variable rates. As of March 31, 2009, there were no borrowings outstanding under the Revolving Credit Facility. This instrument bears interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at March 31, 2009) plus 0.0% to 0.5% based on certain financial tests or (2) United States dollar LIBOR (0.50% at March 31,
2009) plus 1.0% to 2.25% based on certain financial tests. The interest rates in effect at March 31, 2009 were 3.25% and 1.50% for the prime commercial lending rate and the United States dollar LIBOR, respectively. Letter of credit fees issued under the Revolving Credit Facility range from 1.0% to 2.25% of the respective face amounts of the letters of credit issued and are charged based on the type of letter of credit issued and certain financial tests. The Revolving Credit Facility expires in October 2010. There is no guarantee that we will be able to renew the Revolving Credit Facility at its expiration.

We had $197.0 million and $197.75 million of borrowings outstanding as of March 31, 2009 and December 31, 2008, respectively, on our Term Loan bearing interest at the same variable rates as the Revolving Credit Facility discussed in the preceding paragraph. The carrying value of our Term Loan approximates the fair value due to the variable rate on such debt. In order to hedge the interest rate risk on the Term Loan, we entered into an interest rate swap on January 27, 2009 to be effective January 30, 2009 to pay a fixed rate of interest (1.225%) and receive a floating rate of interest of 30 day LIBOR on the amortizing notional amount of the swap ($197.0 million as of March 31, 2009). This swap fixes the interest rate on the Term Loan at 1.225%, plus 1.0% to 2.25% based on certain financial tests. The fair value of the interest rate swap at March 31, 2009 was a net liability of $0.9 million based upon the valuation technique known as the market standard methodology of netting the discounted future fixed cash flows and the discounted expected variable cash flows. The variable cash flows are based on an expectation of future interest rates (forward curves) derived from observable interest rate curves. In addition, we have incorporated a credit valuation adjustment into our fair value of the interest rate swap. This adjustment factors in both our nonperformance risk and the respective counterparty's nonperformance risk. As an indication of the interest rate swap's sensitivity to changes in interest rates based upon an immediate 50 basis point increase in the appropriate interest rate at March 31, 2009, the termination fair value of the interest rate swap would increase by approximately $1.4 million to a net asset of $0.5 million. Conversely, a 50 basis point decrease in that rate would decrease the fair value of the interest rate swap to a net liability of $2.4 million.

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

Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the end of the period. The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of equity, in our Condensed Consolidated Balance Sheets. We believe the exposure to the effects that fluctuating foreign currencies may have on the consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective local currencies. Additionally, expenses associated with these transactions are generally contracted and paid for in their same local currencies.

In addition, we are exposed to market risk of fluctuations in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in both our construction and facilities services operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of over 8,600 vehicles. While we believe we can increase our prices to adjust for some price increases in commodities, there can be no assurance that continued price increases of commodities, if they were to occur, would be recoverable.

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

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

3(a-3)       Amendment dated February 12, 1998 to the Restated            Exhibit 3(a-3) to EMCOR's Annual Report on
             Certificate of Incorporation of EMCOR                        Form 10-K for the year ended December 31,
                                                                          1997 ("1997 Form 10-K")

3(a-4)       Amendment dated January 27, 2006 to the Restated             Exhibit 3(a-4) to EMCOR's Annual Report on
             Certificate of Incorporation of EMCOR                        Form 10-K for the year ended December 31,
                                                                          2005 ("2005 Form 10-K")

3(a-5)       Amendment dated September 18, 2007 to the Restated           Exhibit A to EMCOR's Proxy Statement dated
             Certificate of Incorporation of EMCOR                        August 17, 2007 for Special Meeting of
                                                                          Stockholders held September 18, 2007

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

10(p-2)      Amendment dated as of March 1, 2007 to Guzzi Continuity      Exhibit 10(p-2) to the March 2007 Form
             Agreement                                                    10-Q

10(q)        Amendment to Continuity Agreements and Severance             Exhibit 10(q) to EMCOR's Annual Report on
             Agreements with Sheldon I. Cammaker, Anthony J. Guzzi,       Form 10-K for the year ended December 31,
             Frank T. MacInnis, R. Kevin Matz and Mark A. Pompa           2008 ("2008 Form 10-K")

10(r-1)      Incentive Plan for Senior Executive Officers of EMCOR        Exhibit 10.3 to March 4, 2005 Form 8-K
             Group, Inc. ("Incentive Plan for Senior Executives")

10(r-2)      First Amendment to Incentive Plan for Senior Executives      Exhibit 10(t) to 2005 Form 10-K

10(r-3)      Amendment made February 27, 2008 to Incentive Plan for       Exhibit 10(r-3) to 2008 Form 10-K
             Senior Executive Officers

10(r-4)      Amendment made December 22, 2008 to Incentive Plan for       Exhibit 10(r-4) to 2008 Form 10-K
             Senior Executive Officers

10(r-5)      Suspension of Incentive Plan for Senior Executive            Exhibit 10(r-5) to 2008 Form 10-K
             Officers

10(s-1)      EMCOR Group, Inc. Long-Term Incentive Plan ("LTIP")          Exhibit 10 to Form 8-K (Date of Report
                                                                          December 15, 2005)

10(s-2)      First Amendment to LTIP and updated Schedule A to LTIP       Exhibit 10(s-2) to 2008 Form 10-K

10(s-3)      Form of Certificate Representing Stock Units issued          Exhibit 10(t-2) to EMCOR's Annual Report on
             under LTIP                                                   Form 10-K for the year ended December 31,
                                                                          2007 ("2007 Form 10-K")

10(t-1)      2003 Non-Employee Directors' Stock Option Plan               Exhibit A to EMCOR's Proxy Statement for
                                                                          its Annual Meeting held on June 12, 2003
                                                                          ("2003 Proxy Statement")

10(t-2)      First Amendment to 2003 Non-Employee Directors' Plan         Exhibit 10(u-2) to EMCOR's Annual Report
                                                                          on Form 10-K for the year ended December 31,
                                                                          2006 ("2006 Form 10-K")

10(u-1)      2003 Management Stock Incentive Plan                         Exhibit B to EMCOR's 2003 Proxy Statement

10(u-2)      Amendments to 2003 Management Stock Incentive Plan           Exhibit 10(t-2) to EMCOR's Annual Report on
                                                                          Form 10-K for the year ended December 31,
                                                                          2003 ("2003 Form 10-K")

10(u-3)      Second Amendment to 2003 Management Stock Incentive          Exhibit 10(v-3) to 2006 Form 10-K
             Plan

Exhibit                                                                   Incorporated By Reference to or
   No.       Description                                                             Page Number
-----------  ---------------------------------------------------------    -------------------------------------------

10(v)        Form of Stock Option Agreement evidencing grant of stock     Exhibit 10.1 to Form 8-K (Date of Report
             options under the 2003 Management Stock Incentive Plan       January 5, 2005)


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

10(y)        First Amendment to 2005 Management Stock Incentive Plan      Exhibit 10(z) to 2006 Form 10-K

10(z-1)      2005 Stock Plan for Directors                                Exhibit C to 2005 Proxy Statement

10(z-2)      First Amendment to 2005 Stock Plan for Directors             Exhibit 10(a)(a-2) to 2006 Form 10-K

10(a)(a)     Option Agreement between EMCOR and Frank T. MacInnis         Exhibit 4.4 to 2004 Form S-8
             dated May 5, 1999

10(b)(b)     Form of EMCOR Option Agreement for Messrs. Frank T.          Exhibit 4.5 to 2004 Form S-8
             MacInnis, Sheldon I. Cammaker, R. Kevin Matz and Mark
             A. Pompa (collectively the "Executive Officers") for
             options granted January 4, 1999, January 3, 2000 and
             January 2, 2001

10(c)(c)     Form of EMCOR Option Agreement for Executive Officers        Exhibit 4.6 to 2004 Form S-8
             granted December 1, 2001

10(d)(d)     Form of EMCOR Option Agreement for Executive Officers        Exhibit 4.7 to 2004 Form S-8
             granted January 2, 2002, January 2, 2003 and January
             2, 2004

10(e)(e)     Form of EMCOR Option Agreement for Directors granted         Exhibit 4.8 to 2004 Form S-8
             June 19, 2002, October 25, 2002 and February 27, 2003

10(f)(f)     Form of EMCOR Option Agreement for Executive Officers        Exhibit 10(g)(g) to 2005 Form 10-K
             and Guzzi dated January 3, 2005

10(g)(g-1)   2007 Incentive Plan                                          Exhibit B to EMCOR's Proxy Statement for
                                                                          its Annual Meeting held June 20, 2007

10(g)(g-2)   Option Agreement dated December 13, 2007 under 2007          Exhibit 10(h)(h-2) to 2007 Form 10-K
             Incentive Plan between Jerry E. Ryan and EMCOR

10(g)(g-3)   Option Agreement dated December 15, 2008 under 2007          Exhibit 10.1 to Form 8-K (Date of
             Incentive Plan between David Laidley and EMCOR               Report December 15, 2008)

10(g)(g-4)   Form of Option Agreement under 2007 Incentive Plan           Exhibit 10(h)(h-3) to 2007 Form 10-K
             between EMCOR and each non-employee director electing
             to receive options as part of annual retainer

10(h)(h)     Form of letter agreement between EMCOR and each              Exhibit 10(b)(b) to 2004 Form 10-K
             Executive Officer with respect to acceleration of
             options granted January 2, 2003 and January 2, 2004

10(i)(i)     EMCOR Group, Inc. Employee Stock Purchase Plan               Exhibit C to EMCOR's Proxy Statement for
                                                                          its Annual Meeting held June 18, 2008

Exhibit                                                                   Incorporated By Reference to or
   No.       Description                                                             Page Number
-----------  ---------------------------------------------------------    -------------------------------------------

10(j)(j-1)   Certificate dated March 24, 2008 evidencing Phantom Stock    Exhibit 10(j)(j-1) to EMCOR's Quarterly
             Unit Award to Frank T. MacInnis                              Report on Form 10-Q for the quarter ended
                                                                          March 31, 2008 ("March 2008 Form 10-Q")

10(j)(j-2)   Certificate dated March 24, 2008 evidencing Phantom Stock    Exhibit 10(j)(j-2) to the March 2008
             Unit Award to Anthony J. Guzzi                               Form 10-Q

10(k)(k)     Certificate dated March 24, 2008 evidencing Stock Unit       Exhibit 10(k)(k) to the March 2008
             Award to Frank T. MacInnis                                   Form 10-Q

10(l)(l)     Restricted Stock Award Agreement dated January 2, 2009       Exhibit 10(k)(k) to 2008 Form 10-K
             between Richard F. Hamm, Jr. and EMCOR

11           Computation of Basic EPS and Diluted EPS for the three       Note D of the Notes to the Condensed
             months ended March 31, 2009 and 2008                         Consolidated Financial Statements

31.1         Certification Pursuant to Section 302 of the Sarbanes-       Page ___
             Oxley Act of 2002 by Frank T. MacInnis, the Chairman
             of the Board of Directors and Chief Executive Officer *

31.2         Certification Pursuant to Section 302 of the Sarbanes-       Page ___
             Oxley Act of 2002 by Mark A. Pompa, the Executive Vice
             President and Chief Financial Officer *

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


Date: April 28, 2009
                                               EMCOR GROUP, INC.
                              --------------------------------------------------
                                                 (Registrant)


                           By:                /s/FRANK T. MACINNIS
                              --------------------------------------------------
                                                Frank T. MacInnis
                                            Chairman of the Board of
                                                  Directors and
                                             Chief Executive Officer
                                          (Principal Executive Officer)


                           By:                   /s/MARK A. POMPA
                              --------------------------------------------------
                                                  Mark A. Pompa
                                           Executive Vice President and
                                              Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                                                    Exhibit 31.1

                                  CERTIFICATION

I, Frank T. MacInnis, certify that:

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

Date: April 28, 2009
                                              /s/FRANK T. MACINNIS
                                     -------------------------------------
                                                Frank T. MacInnis
                                             Chairman of the Board of
                                                  Directors and
                                              Chief Executive Officer

                                                                    Exhibit 31.2

                                 CERTIFICATION

I, Mark A. Pompa, certify that:

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

Date: April 28, 2009
                                                 /s/MARK A. POMPA
                                     -------------------------------------------
                                                  Mark A. Pompa
                                           Executive Vice President and
                                              Chief Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of EMCOR Group, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank
T. MacInnis, Chairman of the Board of Directors and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:    April 28, 2009                           /s/FRANK T. MACINNIS
                                           -------------------------------------
                                                    Frank T. MacInnis
                                           Chairman of the Board of Directors
                                               and Chief Executive Officer

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of EMCOR Group, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark A. Pompa, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:    April 28, 2009                             /s/MARK A. POMPA
                                             -----------------------------------
                                                      Mark A. Pompa
                                                Executive Vice President
                                               and Chief Financial Officer