Form 10-Q
period 2009-06-30
EMCOR GROUP INC
filed 2009-07-30
CIK 105634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2009

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________


                         Commission file number 1-8267

                                EMCOR Group, Inc.
      -------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                       11-2125338
---------------------------------              ---------------------------------
  (State or Other Jurisdiction                   (I.R.S. Employer Identification
of Incorporation or Organization)                            Number)

        301 Merritt Seven
       Norwalk, Connecticut                                 06851-1092
---------------------------------              ---------------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes |_| No |_|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer  |X|                      Accelerated filer  |_|

     Non-accelerated filer  |_|  (Do not check if a smaller reporting company)

                         Smaller reporting company |_|

     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                      Applicable Only To Corporate Issuers

          Number of shares of Common Stock outstanding as of the close of business on July 28, 2009: 65,882,245 shares.

                                EMCOR GROUP, INC.
                                      INDEX


                                                                        Page No.


PART I - Financial Information

Item 1     Financial Statements

           Condensed Consolidated Balance Sheets -
           as of June 30, 2009 and December 31, 2008                           1

           Condensed Consolidated Statements of Operations -
           three months ended June 30, 2009 and 2008                           3

           Condensed Consolidated Statements of Operations -
           six months ended June 30, 2009 and 2008                             4

           Condensed Consolidated Statements of Cash Flows -
           six months ended June 30, 2009 and 2008                             5

           Condensed Consolidated Statements of
           Equity and Comprehensive Income -
           six months ended June 30, 2009 and 2008                             6

           Notes to Condensed Consolidated Financial Statements                7


Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          20

Item 3     Quantitative and Qualitative Disclosures about Market Risk         33

Item 4     Controls and Procedures                                            34

PART II - Other Information

Item 4     Submission of Matters to a Vote of Security Holders                34

Item 6     Exhibits                                                           35

PART I. - FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
--------------------------------------------------------------------------------
                                                     June 30,       December 31,
                                                       2009             2008
                                                   (Unaudited)
--------------------------------------------------------------------------------
                      ASSETS
Current assets:
 Cash and cash equivalents                         $  521,471         $  405,869
 Accounts receivable, net                           1,249,020          1,390,973
 Costs and estimated earnings in excess
   of billings on uncompleted contracts                89,062            105,441
 Inventories                                           45,924             54,601
 Prepaid expenses and other                            59,620             53,856
                                                   ----------         ----------

   Total current assets                             1,965,097          2,010,740

Investments, notes and other long-term
   receivables                                         22,668             14,958

Property, plant and equipment, net                     94,802             96,716

Goodwill                                              586,127            582,714

Identifiable intangible assets, net                   287,211            292,128

Other assets                                           11,842             11,148
                                                   ----------         ----------

   Total assets                                    $2,967,747         $3,008,404
                                                   ==========         ==========



See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
--------------------------------------------------------------------------------
                                                       June 30,     December 31,
                                                         2009           2008
                                                     (Unaudited)
--------------------------------------------------------------------------------

LIABILITIES AND EQUITY

Current liabilities:
 Borrowings under working capital credit line        $       --      $       --
 Current maturities of long-term debt and capital
   lease obligations                                      3,405           3,886
 Accounts payable                                       405,791         500,881
 Billings in excess of costs and estimated
   earnings on uncompleted contracts                    629,758         601,834
 Accrued payroll and benefits                           184,447         221,564
 Other accrued expenses and liabilities                 172,367         184,990
                                                     ----------      ----------

   Total current liabilities                          1,395,768       1,513,155

Long-term debt and capital lease obligations            193,729         196,218

Other long-term obligations                             238,209         248,262
                                                     ----------      ----------

   Total liabilities                                  1,827,706       1,957,635
                                                     ----------      ----------

Equity:
 EMCOR Group, Inc. stockholders' equity:
  Preferred stock, $0.01 par value, 1,000,000 shares
   authorized, zero issued and outstanding                   --              --
  Common stock, $0.01 par value, 200,000,000 shares
   authorized, 68,483,424 and 68,089,280 shares
   issued, respectively                                     685             681
  Capital surplus                                       403,729         397,895
  Accumulated other comprehensive loss                  (46,482)        (49,318)
  Retained earnings                                     790,098         708,511
  Treasury stock, at cost 2,628,993 and 2,569,184
   shares, respectively                                 (15,875)        (14,424)
                                                     ----------      ----------

   Total EMCOR Group, Inc. stockholders' equity       1,132,155       1,043,345

Noncontrolling interests                                  7,886           7,424
                                                     ----------      ----------

   Total equity                                       1,140,041       1,050,769
                                                     ----------      ----------

Total liabilities and equity                         $2,967,747      $3,008,404
                                                     ==========      ==========

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)
--------------------------------------------------------------------------------
Three months ended June 30,                                2009         2008
--------------------------------------------------------------------------------

Revenues                                                $1,422,670   $1,722,972
Cost of sales                                            1,207,786    1,497,761
                                                        ----------   ----------
Gross profit                                               214,884      225,211
Selling, general and administrative expenses               136,974      151,824
Restructuring expenses                                       3,050           57
                                                        ----------   ----------
Operating income                                            74,860       73,330
Interest expense                                            (1,900)      (2,638)
Interest income                                              1,086        2,059
                                                        ----------   ----------
Income before income taxes                                  74,046       72,751
Income tax provision                                        28,818       28,520
                                                        ----------   ----------
Net income including noncontrolling interests               45,228       44,231
Less: Net income attributable to noncontrolling
   interests                                                  (409)        (277)
                                                        ----------   ----------
Net income attributable to EMCOR Group, Inc.            $   44,819   $   43,954
                                                        ==========   ==========


Basic earnings per common share:
Net income attributable to EMCOR Group, Inc.
   common stockholders                                  $     0.68   $     0.67
                                                        ==========   ==========

Diluted earnings per common share:
Net income attributable to EMCOR Group, Inc.
   common stockholders                                  $     0.67   $     0.65
                                                        ==========   ==========


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)
--------------------------------------------------------------------------------
Six months ended June 30,                                  2009         2008
--------------------------------------------------------------------------------

Revenues                                                $2,817,306   $3,384,375
Cost of sales                                            2,409,263    2,969,239
                                                        ----------   ----------
Gross profit                                               408,043      415,136
Selling, general and administrative expenses               264,769      292,066
Restructuring expenses                                       4,110           71
                                                        ----------   ----------
Operating income                                           139,164      122,999
Interest expense                                            (3,693)      (6,625)
Interest income                                              2,628        5,192
                                                        ----------   ----------
Income before income taxes                                 138,099      121,566
Income tax provision                                        55,500       47,931
                                                        ----------   ----------
Net income including noncontrolling interests               82,599       73,635
Less: Net income attributable to noncontrolling
   interests                                                (1,012)        (353)
                                                        ----------   ----------
Net income attributable to EMCOR Group, Inc.            $   81,587   $   73,282
                                                        ==========   ==========


Basic earnings per common share:
Net income attributable to EMCOR Group, Inc.
   common stockholders                                  $     1.24   $     1.12
                                                        ==========   ==========

Diluted earnings per common share:
Net income attributable to EMCOR Group, Inc.
   common stockholders                                  $     1.22   $     1.09
                                                        ==========   ==========


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)
-------------------------------------------------------------------------------------------------------
Six months ended June 30,                                                          2009          2008
-------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income including noncontrolling interests                                $ 82,599      $ 73,635
   Depreciation and amortization                                                  13,157        12,332
   Amortization of identifiable intangible assets                                  9,817        12,193
   Deferred income taxes                                                           4,031       (11,614)
   Excess tax benefits from share-based compensation                                (593)         (665)
   Equity income from unconsolidated entities                                     (1,419)         (481)
   Other non-cash items                                                            8,267         4,149
   Distributions from unconsolidated entities                                      1,482         2,553
   Changes in operating assets and liabilities                                    21,008        18,648
                                                                                --------      --------
Net cash provided by operating activities                                        138,349       110,750
                                                                                --------      --------

Cash flows from investing activities:
   Payments for acquisitions of businesses, identifiable intangible assets
     and related earn-out agreements                                             (13,563)      (44,123)
   Proceeds from sale of property, plant and equipment                               437           627
   Purchase of property, plant and equipment                                     (13,223)      (16,086)
   Investment in and advances to unconsolidated entities and joint ventures       (8,000)       (1,292)
   Net disbursements related to other investments                                     --          (238)
                                                                                --------      --------
Net cash used in investing activities                                            (34,349)      (61,112)
                                                                                --------      --------

Cash flows from financing activities:
   Proceeds from working capital credit line                                          --        58,500
   Repayments of working capital credit line                                          --       (58,500)
   Repayments of long-term debt                                                   (1,522)      (26,585)
   Repayments of capital lease obligations                                          (812)         (509)
   Proceeds from exercise of stock options                                           709           922
   Issuance of common stock under employee stock purchase plan                     1,001            --
   Distributions to noncontrolling interests                                        (550)           --
   Excess tax benefits from share-based compensation                                 593           665
                                                                                --------      --------
Net cash used in financing activities                                               (581)      (25,507)
                                                                                --------      --------
Effect of exchange rate changes on cash and cash equivalents                      12,183          (257)
                                                                                --------      --------
Increase in cash and cash equivalents                                            115,602        23,874
Cash and cash equivalents at beginning of year                                   405,869       251,637
                                                                                --------      --------
Cash and cash equivalents at end of period                                      $521,471      $275,511
                                                                                ========      ========

Supplemental cash flow information:
   Cash paid for:
     Interest                                                                   $  2,909      $  5,586
     Income taxes                                                               $ 54,622      $ 51,948
   Non-cash financing activities:
     Assets acquired under capital lease obligations                            $     --      $    393
     Capital lease obligations terminated                                       $    674      $     --
     Contingent purchase price accrued                                          $  1,639      $  3,687

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
AND COMPREHENSIVE INCOME
(In thousands)(Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                         EMCOR Group, Inc. Stockholders
                                                             ------------------------------------------------------
                                                                                Accumulated
                                                                                   other
                                               Comprehensive Common  Capital   comprehensive     Retained  Treasury  Noncontrolling
                                        Total      income     stock  surplus  (loss) income (1)  earnings    stock      interests
-----------------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 2008             $  891,734               $678   $387,288     $(15,102)      $526,307  $(14,130)     $6,693
   Net income including
     noncontrolling interests            73,635    $73,635      --         --           --         73,282        --         353
   Foreign currency translation
     adjustments                         (1,372)    (1,372)     --         --       (1,372)            --        --          --
   Pension adjustment, net of tax
     benefit of $0.3 million                820        820      --         --          820             --        --          --
                                                   -------
   Comprehensive income                             73,083
   Less: Net income attributable
     to noncontrolling interests                      (353)
                                                   -------
   Comprehensive income
     attributable to EMCOR                         $72,730
                                                   =======
   Issuance of treasury stock
     for restricted stock units (2)          --                 --       (108)          --             --       108          --
   Treasury stock, at cost (3)             (493)                --         --           --             --      (493)         --
   Common stock issued under
     stock option plans, net of
       tax benefit(4)                     2,066                  1      2,065           --             --        --          --
   Share-based compensation
     expense                              3,637                 --      3,637           --             --        --          --
                                     ----------               ----   --------     --------       --------  --------      ------
Balance, June 30, 2008               $  970,027               $679   $392,882     $(15,654)      $599,589  $(14,515)     $7,046
                                     ==========               ====   ========     ========       ========  ========      ======

Balance, January 1, 2009             $1,050,769               $681   $397,895     $(49,318)      $708,511  $(14,424)     $7,424
   Net income including
     noncontrolling interests            82,599    $82,599      --         --           --         81,587        --       1,012
   Foreign currency translation
     adjustments                          1,812      1,812      --         --        1,812             --        --          --
   Pension adjustment, net of tax
     benefit of $0.6 million              1,543      1,543      --         --        1,543             --        --          --
   Deferred loss on cash flow
     hedge, net of tax benefit of
       $0.4 million                        (519)      (519)     --         --         (519)            --        --          --
                                                   -------
   Comprehensive income                             85,435
   Less: Net income attributable
     to noncontrolling interests                    (1,012)
                                                   -------
   Comprehensive income
     attributable to EMCOR                         $84,423
                                                   =======
   Treasury stock, at cost (3)           (1,589)                --         --           --             --    (1,589)         --
   Common stock issued under
     share-based compensation
       plans, net of tax
         benefit (4)                      1,427                  4      1,285           --             --       138          --
   Common stock issued under
     employee stock purchase plan         1,001                 --      1,001           --             --        --          --
   Distributions to noncontrolling
     interests                             (550)                --         --           --             --        --        (550)
   Share-based compensation
     expense                              3,548                 --      3,548           --             --        --          --
                                     ----------               ----   --------     --------       --------  --------      ------
Balance, June 30, 2009               $1,140,041               $685   $403,729     $(46,482)      $790,098  $(15,875)     $7,886
                                     ==========               ====   ========     ========       ========  ========      ======

(1) Represents cumulative foreign currency translation adjustments, pension liability and derivative adjustments.
(2) Represents common stock transferred at cost from treasury stock upon the issuance of restricted stock units.
(3) Represents value of shares of common stock withheld by EMCOR for income tax withholding requirements upon the issuance of restricted stock units.
(4) Includes the tax benefit associated with share-based compensation of $0.7 million and $0.8 million for the six months ended June 30, 2009 and 2008, respectively.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly our financial position and the results of our operations. The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009. We have evaluated all subsequent events through the time of filing this Form 10-Q with the Securities and Exchange Commission on July 30, 2009, the date the financial statements were issued.

Certain reclassifications of prior year amounts have been made to conform to current year presentation.

NOTE B New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board "FASB" issued Statement No. 141 (revised 2007), "Business Combinations" ("Statement 141(R)"). Statement 141(R) changes the accounting for acquisitions, specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and changing when restructurings related to acquisitions can be recognized. This statement is effective for fiscal years beginning on or after December 15, 2008, and, as such, we adopted the provisions of this statement on January 1, 2009. This statement only affects the accounting for acquisitions that are made after its adoption.

In December 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("Statement 160"). This statement is effective for fiscal years beginning on or after December 15, 2008, with earlier adoption prohibited, and, as such, we adopted the provisions of this statement on January 1, 2009. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from our equity. The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of Statement 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133"
("Statement 161"). Statement 161 requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133") and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. Statement 161 was effective for fiscal years and interim periods beginning after November 15, 2008, and, as such, we adopted the provisions of this statement on January 1, 2009. Although Statement 161 requires enhanced disclosures, its adoption did not affect our financial position and results of operations.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE B New Accounting Pronouncements - (continued)

In April 2008, the FASB issued FASB Staff Position ("FSP") FAS No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset, as determined under the provisions of Statement 142, and the period of expected cash flows used to measure the fair value of the asset in accordance with Statement 141(R). FSP FAS 142-3 was effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired subsequent to its effective date. Accordingly, we adopted the provisions of this FSP on January 1, 2009. The impact that the adoption of this FSP may have on our financial position and results of operations will depend on the nature and extent of any intangible assets acquired subsequent to its effective date.

In June 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share pursuant to the two-class method, as described in Statement No. 128, "Earnings per Share" ("Statement 128"). The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 is to be applied on a retrospective basis and was effective for fiscal years beginning after December 15, 2008; as such, we adopted the provisions of this FSP on January 1, 2009. The adoption of this FSP did not have any effect on our results of operations.

In November 2008, the FASB ratified EITF Issue No. 08-6, "Equity Method Investment Accounting Considerations" ("EITF No. 08-6"). EITF No. 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF No. 08-6 was effective for fiscal years beginning on or after December 15, 2008, and we adopted the provisions of this statement on January 1, 2009. The adoption of EITF No. 08-6 did not have any effect on our consolidated financial statements.

In December 2008, the FASB issued FSP FAS No. 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 amends Statement 132(R), and requires that an employer provide objective disclosures about the plan assets of a defined benefit pension plan or other postretirement plan, including disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009, and, as such, we plan to adopt the provisions of FSP FAS 132(R)-1 as of December 31, 2009. Although FSP FAS 132(R)-1 requires enhanced disclosures, its adoption will not affect our financial position and results of operations.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board ("APB") No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1 and APB Opinion 28-1"). This statement is effective for interim or annual fiscal periods ending after June 15, 2009, and, as such, we adopted the provisions of this statement on June 30, 2009. FSP FAS 107-1 and APB Opinion 28-1 requires fair value disclosures for financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value. Prior to the issuance of FSP FAS 107-1 and APB Opinion 28-1, the fair values of those assets and liabilities were only disclosed annually. With the issuance of this statement, we are now required to disclose this information on a quarterly basis. While the adoption of this FSP required enhanced disclosure, it did not have any effect on our consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE B New Accounting Pronouncements - (continued)

In April 2009, the FASB issued FSP FAS No. 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies" ("FSP FAS No. 141(R)-1"). We adopted FSP FAS No. 141(R)-1 on January 1, 2009. FSP FAS No. 141(R)-1 applies to all assets acquired and all liabilities assumed in a business combination that arise from contingencies. FSP FAS No. 141(R)-1 states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized at the acquisition date if the following criteria, consistent with FASB Statement No. 5, "Accounting for Contingencies", are met: (1) information is available before the acquisition date and (2) the amount of the asset or liability can be reasonably estimated. The adoption of this FSP did not have any effect on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). This statement is effective for interim or annual periods ending after June 15, 2009, and, as such, we adopted the provisions of this statement on June 30, 2009. FSP FAS 157-4 clarifies the methodology to be used to determine the fair value when there is no active market or where the price inputs being used represent distressed sales. The adoption of this FSP did not have any effect on our consolidated financial statements.

In May 2009, the FASB issued Statement No. 165, "Subsequent Events" ("Statement 165"). This statement is effective for interim or annual periods ending after June 15, 2009, and, as such, we adopted the provisions of this statement on June 30, 2009. This statement establishes the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. While the adoption of Statement 165 required enhanced disclosure, it did not have any effect on our consolidated financial statements.

In  June  2009,  the  FASB  issued  Statement  No.  167,   "Amendments  to  FASB
Interpretation No. 46(R)" ("Statement 167"). Statement 167 amends FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities" ("FIN 46(R)") and changes the consolidation guidance related to a variable interest entity ("VIE"). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb the losses or the right to receive the benefits of the VIE that could potentially be significant to the VIE. This statement also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FIN 46(R) required reconsideration of whether an enterprise is the primary beneficiary of a VIE only when specific events had occurred. Statement 167 also requires enhanced disclosures about an enterprise's involvement with a VIE. This statement is effective for interim and annual periods beginning after November 15, 2009, and, as such, we plan to adopt the provisions of Statement 167 on January 1, 2010. We have not determined the effect, if any, that the adoption of Statement 167 may have on our financial position and/or results of operations.

In June 2009, the FASB issued Statement No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("Statement 168"). Statement 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied to nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. This statement is effective for financial statements issued for interim and annual fiscal periods ending after September 15, 2009. We will adopt the provisions of this statement on July 1, 2009, and it will not have any effect on our consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE C Acquisitions of Businesses

On March 2, 2009, we acquired a company for an immaterial amount. This company provides mobile mechanical services and has been included in our United States facilities services reporting segment.

During 2008, we acquired five companies, which were not material individually or in the aggregate, for an aggregate purchase price of $82.5 million. One of the companies primarily provides industrial services to refineries, another primarily provides industrial maintenance services, and two others primarily perform mobile mechanical services. All four of the foregoing companies' results have been included in our United States facilities services reporting segment. The fifth company is a fire protection company that has been included in our United States mechanical construction and facilities services reporting segment. Goodwill and identifiable intangible assets attributable to these companies, in the aggregate, were valued at $15.1 million and $48.8 million, respectively, representing the excess of the aggregate purchase price over the fair value amounts assigned to their net tangible assets.

We believe these acquisitions further our goals of service and geographical diversification and/or expansion of our facilities services operations and fire protection operations.

The purchase prices of certain of these acquisitions are subject to finalization based on certain contingencies provided for in the purchase agreements. These acquisitions were accounted for by the purchase method in 2008 and by the acquisition method in 2009, and the purchase prices have been allocated to the assets acquired and liabilities assumed, based upon the estimated fair values of the respective assets and liabilities at the dates of the respective acquisitions.

NOTE D Earnings Per Share

Calculation of Basic and Diluted Earnings per Common Share

The following tables summarize our calculation of Basic and Diluted Earnings per Common Share ("EPS") for the three and six month periods ended June 30, 2009 and 2008 (in thousands, except share and per share data):

                                                                                                 For the
                                                                                            three months ended
                                                                                                 June 30,
                                                                                        ---------------------------
                                                                                            2009            2008
                                                                                        -----------     -----------
Numerator:
Net income attributable to EMCOR Group, Inc. common stockholders                        $    44,819     $    43,954
                                                                                        ===========     ===========

Denominator:
Weighted average shares outstanding used to compute basic earnings per common share      65,835,298      65,322,768
Effect of diluted securities - Share-based awards                                         1,426,815       1,978,349
                                                                                        -----------     -----------
Shares used to compute diluted earnings per common share                                 67,262,113      67,301,117
                                                                                        ===========     ===========

Basic earnings per common share:
   Net income attributable to EMCOR Group, Inc. common stockholders                     $      0.68     $      0.67
                                                                                        ===========     ===========

Diluted earnings per share:
   Net income attributable to EMCOR Group, Inc. common stockholders                     $      0.67     $      0.65
                                                                                        ===========     ===========

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE D Earnings Per Share - (continued)

                                                                                                 For the
                                                                                             six months ended
                                                                                                 June 30,
                                                                                        ---------------------------
                                                                                            2009            2008
                                                                                        -----------     -----------
Numerator:
Net income attributable to EMCOR Group, Inc. common stockholders                        $    81,587     $   73,282
                                                                                        ===========     ===========

Denominator:
Weighted average shares outstanding used to compute basic earnings per common share      65,847,911      65,294,160
Effect of diluted securities - Share-based awards                                         1,294,417       1,842,950
                                                                                        -----------     -----------
Shares used to compute diluted earnings per common share                                 67,142,328      67,137,110
                                                                                        ===========     ===========

Basic earnings per common share:
   Net income attributable to EMCOR Group, Inc. common stockholders                     $      1.24     $      1.12
                                                                                        ===========     ===========

Diluted earnings per common share:
   Net income attributable to EMCOR Group, Inc. common stockholders                     $      1.22     $      1.09
                                                                                        ===========     ===========


There were 516,386 and 686,386 anti-dilutive stock options that were excluded from the calculation of diluted EPS for the three and six month periods ended June 30, 2009, respectively. There were 285,624 and 295,624 anti-dilutive stock options that were excluded from the calculation of diluted EPS for the three and six month periods ended June 30, 2008, respectively.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE E Inventories

Inventories consist of the following amounts (in thousands):

                                                    June 30,      December 31,
                                                      2009            2008
                                                  ------------    ------------
Raw materials and construction materials          $     18,346    $     22,845
Work in process                                         27,578          31,756
                                                  ------------    ------------
                                                  $     45,924    $     54,601
                                                  ============    ============


NOTE F Investments, Notes and Other Long-Term Receivables

One of our subsidiaries has a 40% interest in a venture that designs, constructs, owns, operates, leases and maintains facilities to produce chilled water for sale to customers for use in air conditioning of commercial properties. The other venture partner, Baltimore Gas and Electric (a subsidiary of Constellation Energy), has a 60% interest. During the second quarter of 2009, the venture, using its own cash and cash from additional capital contributions, acquired its outstanding bonds in the principal amount of $25.0 million. As a result of this, we were required to make an additional capital contribution of $8.0 million to the venture.

NOTE G Long-Term Debt

Long-term debt in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

                                                    June 30,      December 31,
                                                      2009            2008
                                                  ------------    ------------
Term Loan                                         $    196,250    $    197,750
Capitalized lease obligations                              864           2,313
Other                                                       20              41
                                                  ------------    ------------
                                                       197,134         200,104
Less: current maturities                                 3,405           3,886
                                                  ------------    ------------
                                                  $    193,729    $    196,218
                                                  ============    ============


On September 19, 2007, we entered into an agreement providing for a $300.0 million term loan ("Term Loan"). The proceeds were used to pay a portion of the consideration for the acquisition of FR X Ohmstede Acquisition Co. ("Ohmstede") and costs and expenses incident thereto. The Term Loan contains covenants, representations and warranties and events of default. The Term Loan covenants require, among other things, maintenance of certain financial ratios and certain restrictions with respect to payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We are required to make principal payments on the Term Loan in installments on the last day of March, June, September and December of each year, which commenced in March 2008, in the amount of $0.75 million. A final payment comprised of all remaining principal and interest is due in October 2010. The Term Loan is secured by substantially all of our assets and most of the assets of our U.S. subsidiaries. The Term Loan bears interest at (1) the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at June 30, 2009) plus 0.0% to 0.5% based on certain financial tests or (2) U.S. dollar LIBOR (0.31% at June 30, 2009) plus 1.0% to 2.25% based on certain financial tests. The interest rate in effect at June 30, 2009 was 1.31% (see Note H, "Derivative Instrument and Hedging Activity"). We capitalized approximately $4.0 million of debt issuance costs associated with the Term Loan. This amount is being amortized over the life of the loan and is included as part of interest expense. Since September 19, 2007, we have made prepayments under the Term Loan of $99.25 million, and mandatory repayments of $4.5 million, to reduce the balance to $196.25 million at June 30, 2009.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE H Derivative Instrument and Hedging Activity

We account for derivatives in accordance with Statement 133. This standard, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value and that changes in fair value be recorded each period in current earnings or comprehensive income.

On January 27, 2009, we entered into an interest rate swap agreement (the "Swap Agreement") providing for an interest rate swap which hedges the interest rate risk on our Term Loan. We do not enter into financial instruments for trading or speculative purposes. The Swap Agreement is used to manage the variable interest rate of our Term Loan and related overall cost of borrowing. We mitigate the risk of counterparty nonperformance by choosing as our counterparty a major reputable financial institution with an investment grade credit rating.

The derivative is recognized as either an asset or liability on our Condensed Consolidated Balance Sheets with measurement at fair value, and changes in the fair value of the derivative instrument reported in either net income or other comprehensive income depending on the designated use of the derivative and whether or not it meets the criteria for hedge accounting. The fair value of this instrument reflects the net amount required to settle the position. The accounting for gains and losses associated with changes in fair value of the derivative and the related effects on the condensed consolidated financial statements is subject to their hedge designation and whether they meet effectiveness standards.

The Swap Agreement matures in October 2010, and has an amortizing notional amount that coincides with our Term Loan. We pay a fixed rate of 1.225% and receive a floating rate of 30 day LIBOR on the notional amount. This interest rate swap has been designated as an effective cash flow hedge, whereby changes in the cash flows from the swap perfectly offset the changes in the cash flows associated with the floating rate of interest on the Term Loan (see Note G, "Long-Term Debt"). The fair value of the interest rate swap at June 30, 2009 was a net liability of $0.9 million based upon the valuation technique known as the market standard methodology of netting the discounted future fixed cash flows and the discounted expected variable cash flows. The variable cash flows are based on an expectation of future interest rates (forward curves) derived from observable interest rate curves. In addition, we have incorporated a credit valuation adjustment into our calculation of fair value of the interest rate swap. This adjustment recognizes both our nonperformance risk and the respective counterparty's nonperformance risk. The net liability was included in "Other long-term obligations" on our Condensed Consolidated Balance Sheet. Accumulated other comprehensive loss at June 30, 2009 included the accumulated loss, net of income taxes, on the cash flow hedge, of $0.5 million.

We have an agreement with our derivative counterparty that contains a provision that if we default on certain of our indebtedness, we could also be declared in default on our derivative obligation.

As of June 30, 2009, the fair value of our derivative is $0.9 million and is in a net liability position. We have no obligation to post any collateral related to this derivative. As the credit value adjustment for counterparty nonperformance is immaterial, had we breached any of the provisions at June 30, 2009, we would have been required to settle our obligation under the Swap Agreement at its termination value of $0.9 million.

NOTE I Fair Value Measurements

On January 1, 2008, we adopted the provisions of FASB Statement No. 157, "Fair Value Measurements" related to financial assets and liabilities, and on January 1, 2009, we adopted the provisions of FSP No. 157-2, "Effective Date of FASB Statement No. 157" related to non-financial assets and liabilities (collectively, "Statement 157"). Statement 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy, which gives the highest priority to quoted prices in active markets, is comprised of the following three levels:

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE I Fair Value Measurements - (continued)

     Level 1 - Unadjusted quoted market prices in active markets for identical assets and liabilities.

     Level 2 - Observable inputs, other than Level 1 inputs. Level 2 inputs would typically include quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

     Level 3 - Prices or valuations that require inputs that are both significant to the measurement and unobservable.

We measure the fair value of our derivative instrument on a recurring basis. At June 30, 2009, the $0.9 million fair value of the interest rate swap was determined using Level 2 inputs.

We believe that the carrying values of our financial instruments, which include accounts receivable and other financing commitments, approximate their fair values due primarily to their short-term maturities and low risk of counterparty default. The carrying value of our Term Loan approximates the fair value due to the variable rate on such debt.

NOTE J Income Taxes

For the three months ended June 30, 2009 and 2008, our income tax provisions were $28.8 million and $28.5 million, respectively, based on an effective income tax rate, before discrete items, of 39% for both periods. For the six months ended June 30, 2009 and 2008, our income tax provisions were $55.5 million and $47.9 million, respectively, based on effective income tax rates, before discrete items, of 39% for both periods.

As of June 30, 2009 and December 31, 2008, the amount of unrecognized income tax benefits was $9.6 million (of which $6.3 million would favorably affect our effective income tax rate, if recognized).

We recognized interest expense related to unrecognized income tax positions in the income tax provision. As of June 30, 2009 and December 31, 2008, we had approximately $4.0 million and $3.7 million, respectively, of accrued interest related to unrecognized income tax benefits included as a liability on the Condensed Consolidated Balance Sheets, of which less than $0.1 million and approximately $0.1 million was recorded during each of the three and six month periods ended June 30, 2009.

It is possible that approximately $1.3 million of unrecognized income tax benefits at June 30, 2009, primarily relating to uncertain tax positions attributable to certain intercompany transactions, will become recognized income tax benefits in the next twelve months due to the expiration of applicable statutes of limitations.

We file income tax returns with the Internal Revenue Service and various states, local and foreign jurisdictions. With few exceptions, we are no longer subject to tax audits by any tax authorities for years prior to 2004. The Internal Revenue Service has completed its audit of our federal income tax returns for the years 2005 through 2007. We agreed to the assessment proposed by the Internal Revenue Service pursuant to such audit and paid such amount. We recorded a charge of approximately $1.9 million, inclusive of interest, for this settlement in the first quarter of 2009, which is reflected in the results for the six months ended June 30, 2009.

NOTE K Common Stock

As of June 30, 2009 and December 31, 2008,  65,854,431 and 65,520,096  shares of our common stock were outstanding, respectively.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE K Common Stock - (continued)

For the three months ended June 30, 2009 and 2008, 23,734 and 65,628 shares of common stock, respectively, were issued upon the exercise of stock options and upon the satisfaction of required conditions under certain of our share-based compensation plans. For the six months ended June 30, 2009 and 2008, 387,067 and 165,612 shares of common stock, respectively, were issued upon the exercise of stock options, upon the satisfaction of required conditions under certain of our share-based compensation plans and upon the grants of shares of common stock.

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

NOTE L Retirement Plans

Our United Kingdom subsidiary has a defined benefit pension plan covering all eligible employees (the "UK Plan"); however, no individual joining the company after October 31, 2001 may participate in the plan.

Components of Net Periodic Pension Benefit Cost

The components of net periodic pension benefit cost of the UK Plan for three and six months ended June 30, 2009 and 2008 were as follows (in thousands):

                                                          For the three months ended June 30,    For the six months ended June 30,
                                                          -----------------------------------    ---------------------------------
                                                                2009                2008               2009              2008
                                                              -------             -------            -------           -------

Service cost                                                  $   782             $ 1,160            $ 1,506           $ 2,323
Interest cost                                                   2,969               3,801              5,721             7,612
Expected return on plan assets                                 (2,415)             (3,807)            (4,653)           (7,624)
Amortization of prior service cost and actuarial loss              --                  --                 --                --
Amortization of unrecognized loss                               1,048                 546              2,019             1,094
                                                              -------             -------            -------           -------
Net periodic pension benefit cost                             $ 2,384             $ 1,700            $ 4,593           $ 3,405
                                                              =======             =======            =======           =======



Employer Contributions

For the six months ended June 30, 2009, our United Kingdom subsidiary contributed $3.9 million to its defined benefit pension plan. It anticipates contributing an additional $4.2 million during the remainder of 2009.

NOTE M Segment Information

We have the following reportable segments which provide services associated with the design, integration, installation, start-up, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; water and wastewater treatment and central plant heating and cooling); (c) United States facilities services; (d) Canada construction and facilities services; (e) United Kingdom construction and facilities services; and (f) Other international construction and facilities services. The segment "United States facilities services" principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers' facilities (industrial maintenance and

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE M Segment Information - (continued)

services; outage services to utilities and industrial plants; commercial and government site-based operations and maintenance; military base operations support services; mobile maintenance and services; facilities management; installation and support for building systems; technical consulting and diagnostic services; small modification and retrofit projects; retrofit projects to comply with clean air laws; and program development, management and maintenance for energy systems), which services are not generally related to customers' construction programs, as well as industrial services operations, which primarily provide aftermarket maintenance and repair services, replacement parts and fabrication services for highly engineered shell and tube heat exchangers for refineries and the petrochemical industry. The Canada, United Kingdom and Other international segments perform electrical construction, mechanical construction and facilities services. Our "Other international construction and facilities services" segment, currently operating only in the Middle East, represents our operations outside of the United States, Canada and the United Kingdom. The following tables present information about industry segments and geographic areas for the three and six months ended June 30, 2009 and 2008 (in thousands):

                                                                                     For the three months ended June 30,
                                                                                     -----------------------------------
                                                                                        2009                     2008
                                                                                     ----------               ----------
Revenues from unrelated entities:
   United States electrical construction and facilities services                     $  329,861               $  429,915
   United States mechanical construction and facilities services                        534,322                  626,725
   United States facilities services                                                    365,724                  403,218
                                                                                     ----------               ----------
   Total United States operations                                                     1,229,907                1,459,858
   Canada construction and facilities services                                           72,037                   96,496
   United Kingdom construction and facilities services                                  120,726                  166,618
   Other international construction and facilities services                                  --                       --
                                                                                     ----------               ----------
   Total worldwide operations                                                        $1,422,670               $1,722,972
                                                                                     ==========               ==========

                                                                                     For the three months ended June 30,
                                                                                     -----------------------------------
                                                                                        2009                     2008
                                                                                     ----------               ----------
Total revenues:
   United States electrical construction and facilities services                     $  331,793               $  431,467
   United States mechanical construction and facilities services                        538,997                  631,794
   United States facilities services                                                    370,440                  405,535
   Less intersegment revenues                                                           (11,323)                  (8,938)
                                                                                     ----------               ----------
   Total United States operations                                                     1,229,907                1,459,858
   Canada construction and facilities services                                           72,037                   96,496
   United Kingdom construction and facilities services                                  120,726                  166,618
   Other international construction and facilities services                                  --                       --
                                                                                     ----------               ----------
   Total worldwide operations                                                        $1,422,670               $1,722,972
                                                                                     ==========               ==========

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE M Segment Information - (continued)

                                                                                      For the six months ended June 30,
                                                                                     -----------------------------------
                                                                                        2009                     2008
                                                                                     ----------               ----------
Revenues from unrelated entities:
   United States electrical construction and facilities services                     $  646,542               $  831,193
   United States mechanical construction and facilities services                      1,054,608                1,228,899
   United States facilities services                                                    729,443                  756,662
                                                                                     ----------               ----------
   Total United States operations                                                     2,430,593                2,816,754
   Canada construction and facilities services                                          150,217                  202,200
   United Kingdom construction and facilities services                                  236,496                  365,421
   Other international construction and facilities services                                  --                       --
                                                                                     ----------               ----------
   Total worldwide operations                                                        $2,817,306               $3,384,375
                                                                                     ==========               ==========

                                                                                      For the six months ended June 30,
                                                                                     -----------------------------------
                                                                                        2009                     2008
                                                                                     ----------               ----------
Total revenues:
   United States electrical construction and facilities services                     $  650,261               $  833,183
   United States mechanical construction and facilities services                      1,062,575                1,240,278
   United States facilities services                                                    736,886                  760,692
   Less intersegment revenues                                                           (19,129)                 (17,399)
                                                                                     ----------               ----------
   Total United States operations                                                     2,430,593                2,816,754
   Canada construction and facilities services                                          150,217                  202,200
   United Kingdom construction and facilities services                                  236,496                  365,421
   Other international construction and facilities services                                  --                       --
                                                                                     ----------               ----------
   Total worldwide operations                                                        $2,817,306               $3,384,375
                                                                                     ==========               ==========

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE M Segment Information - (continued)

                                                                                     For the three months ended June 30,
                                                                                     -----------------------------------
                                                                                        2009                     2008
                                                                                     ----------               ----------
Operating income (loss):
   United States electrical construction and facilities services                     $   31,721               $   24,869
   United States mechanical construction and facilities services                         29,390                   25,298
   United States facilities services                                                     24,326                   35,080
                                                                                     ----------               ----------
   Total United States operations                                                        85,437                   85,247
   Canada construction and facilities services                                            4,104                    3,155
   United Kingdom construction and facilities services                                    3,550                    3,913
   Other international construction and facilities services                                  --                       --
   Corporate administration                                                             (15,181)                 (18,928)
   Restructuring expenses                                                                (3,050)                     (57)
                                                                                     ----------               ----------
   Total worldwide operations                                                            74,860                   73,330

Other corporate items:
   Interest expense                                                                      (1,900)                  (2,638)
   Interest income                                                                        1,086                    2,059
                                                                                     ----------               ----------
   Income before income taxes                                                        $   74,046               $   72,751
                                                                                     ==========               ==========

                                                                                      For the six months ended June 30,
                                                                                     -----------------------------------
                                                                                        2009                     2008
                                                                                     ----------               ----------

Operating income (loss):
   United States electrical construction and facilities services                     $   57,673               $   42,085
   United States mechanical construction and facilities services                         52,420                   42,942
   United States facilities services                                                     46,056                   60,621
                                                                                     ----------               ----------
   Total United States operations                                                       156,149                  145,648
   Canada construction and facilities services                                            8,859                    5,615
   United Kingdom construction and facilities services                                    5,744                    6,038
   Other international construction and facilities services                                  --                     (596)
   Corporate administration                                                             (27,478)                 (33,635)
   Restructuring expenses                                                                (4,110)                     (71)
                                                                                     ----------               ----------
   Total worldwide operations                                                           139,164                  122,999

Other corporate items:
   Interest expense                                                                      (3,693)                  (6,625)
   Interest income                                                                        2,628                    5,192
                                                                                     ----------               ----------
   Income before income taxes                                                        $  138,099               $  121,566
                                                                                     ==========               ==========

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE M Segment Information - (continued)

                                                                                      June 30,                December 31,
                                                                                        2009                      2008
                                                                                     ----------               ------------
Total assets:
   United States electrical construction and facilities services                     $  321,466               $  379,945
   United States mechanical construction and facilities services                        733,549                  810,199
   United States facilities services                                                  1,082,334                1,088,474
                                                                                     ----------               ----------
   Total United States operations                                                     2,137,349                2,278,618
   Canada construction and facilities services                                          108,359                  128,460
   United Kingdom construction and facilities services                                  232,936                  203,764
   Other international construction and facilities services                                  --                       --
   Corporate administration                                                             489,103                  397,562
                                                                                     ----------               ----------
   Total worldwide operations                                                        $2,967,747               $3,008,404
                                                                                     ==========               ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We are one of the largest electrical and mechanical construction and facilities services firms in the United States, Canada, and the United Kingdom and in the world. We provide services to a broad range of commercial, industrial, utility and institutional customers through approximately 75 operating subsidiaries and joint venture entities. Our offices are located in the United States, Canada and the United Kingdom. In the Middle East, we carry on business through a joint venture.

Overview

The following table presents selected financial data for the three months ended June 30, 2009 and 2008 (in thousands, except percentages and per share data):

                                                      For the three months ended June 30,
                                                      -----------------------------------
                                                         2009                     2008
                                                      ----------               ----------
Revenues                                              $1,422,670               $1,722,972
  Revenues (decrease) increase from prior year             (17.4)%                   25.6%
Operating income                                      $   74,860               $   73,330
  Operating income as a percentage of revenues               5.3%                     4.3%
Net income attributable to EMCOR Group, Inc.          $   44,819               $   43,954
Diluted earnings per common share                     $     0.67               $     0.65


The results of our operations for the second quarter of 2009 reflected record highs for any EMCOR second quarter in terms of gross margin (gross profit as a percentage of revenues), operating income, operating margin (operating income as a percentage of revenues), net income and diluted earnings per common share; however, revenues decreased compared to the year ago quarter. The improvement in operating income was primarily attributable to: (a) reduced selling, general and administrative expenses, (b) the turnaround in the performance of one of our operations within our United States mechanical construction and facilities services segment, which operation had experienced large operating losses in the second quarter of 2008, (c) a favorable job close-out within our United States electrical construction and facilities services segment and (d) a charge to expense in 2008 of $7.9 million in connection with an adverse ruling in a lawsuit (the "UOSA Action") within our United States mechanical construction and facilities services segment. The operating income of our Canada construction and facilities services segment also improved for the 2009 second quarter compared to the year ago quarter. These increases were partially offset by lower operating income from our United States facilities services segment and an increase in restructuring expenses.

The decrease in revenues for the 2009 second quarter when compared to the prior year's second quarter was primarily attributable to: (a) a decrease in work performed on commercial and hospitality projects as a result of the economic slowdown and (b) the unfavorable exchange rate effects of the weakening British pound and Canadian dollar against the United States dollar. During the second quarter of 2009, companies we acquired within the prior 12 months, reported within our United States facilities services segment, contributed $27.3 million to revenues and $0.8 million to operating income (net of $1.1 million of amortization expense attributable to identifiable intangible assets recorded to cost of sales and selling, general and administrative expenses).

Cash provided by operating activities increased by $27.6 million for the first six months of 2009, compared to the first six months of 2008, primarily due to an increase in net income and changes in our working capital. Cash used for investing activities decreased by $26.8 million for the first six months of 2009, compared to the first six months of 2008, primarily due to a $30.6 million decrease in payments for acquisitions of businesses, identifiable intangible assets and payments pursuant to related earn-out agreements. Cash used in financing activities decreased by $24.9 million during the 2009 first six months, compared to the prior year's first six months, primarily due to repayment of a portion of our long-term indebtedness in the first six months of 2008. Interest expense for the first six months of 2009 was $3.7 million, a $2.9 million decrease compared to the first six months of 2008. The decrease in interest expense was related to a reduction in our long-term indebtedness and lower interest rates as compared to 2008. Interest income for the first six months of 2009 was $2.6 million, a $2.6 million decrease compared to the first six months of 2008. The decrease in interest income was primarily related to lower interest rates received on our invested cash balances.

We completed one acquisition during the first six months of 2009 for an immaterial amount. The acquired company, which provides mobile mechanical services, has been included in our United States facilities services segment and expands our service capabilities in a geographical area in which we had been already operating. The acquisition is not material to our results of operations for the periods presented.

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

Results of Operations

Revenues

The following tables present our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

                                                                              For the three months ended June 30,
                                                                        -----------------------------------------------
                                                                                        % of                      % of
                                                                           2009         Total         2008        Total
                                                                        ----------      -----      ----------     -----
Revenues:
   United States electrical construction and facilities services        $  329,861       23%       $  429,915      25%
   United States mechanical construction and facilities services           534,322       38%          626,725      36%
   United States facilities services                                       365,724       26%          403,218      23%
                                                                        ----------                 ----------
   Total United States operations                                        1,229,907       86%        1,459,858      85%
   Canada construction and facilities services                              72,037        5%           96,496       6%
   United Kingdom construction and facilities services                     120,726        8%          166,618      10%
   Other international construction and facilities services                     --       --                --      --
                                                                        ----------                 ----------
   Total worldwide operations                                           $1,422,670      100%       $1,722,972     100%
                                                                        ==========                 ==========

                                                                               For the six months ended June 30,
                                                                        -----------------------------------------------
                                                                                        % of                      % of
                                                                           2009         Total         2008        Total
                                                                        ----------      -----      ----------     -----
Revenues:
   United States electrical construction and facilities services        $  646,542       23%       $  831,193      25%
   United States mechanical construction and facilities services         1,054,608       37%        1,228,899      36%
   United States facilities services                                       729,443       26%          756,662      22%
                                                                        ----------                 ----------
   Total United States operations                                        2,430,593       86%        2,816,754      83%
   Canada construction and facilities services                             150,217        5%          202,200       6%
   United Kingdom construction and facilities services                     236,496        8%          365,421      11%
   Other international construction and facilities services                     --       --                --      --
                                                                        ----------                 ----------
   Total worldwide operations                                           $2,817,306      100%       $3,384,375     100%
                                                                        ==========                 ==========


As described below in more detail, our revenues for the three months ended June 30, 2009 decreased to $1.4 billion compared to $1.7 billion of revenues for the three months ended June 30, 2008, and our revenues for the six months ended June 30, 2009 decreased to $2.8 billion compared to $3.4 billion for the six months ended June 30, 2008. The decrease in revenues for the three and six month periods ended June 30, 2009, compared to the same periods in 2008, extended across all of our business segments and was primarily attributable to: (a) lower levels of work in our United States electrical construction and facilities services and mechanical construction and facilities services segments, most notably on hospitality and commercial projects and (b) the unfavorable exchange rate effects of the weakening British pound and Canadian dollar against the United States dollar. This decrease was partially offset by an increase in revenues for the three and six months ended June 30, 2009 of $27.3 million and $64.7 million, respectively, attributable to companies acquired within the past 12 months, which are reported within our United States facilities services and United States mechanical construction and facilities services segments.

Our backlog at June 30, 2009 was $3.40 billion compared to $4.67 billion of backlog at June 30, 2008. Our backlog was $4.00 billion at December 31, 2008. Backlog decreases as we perform work on existing contracts and increases with awards of new contracts. The decrease in our United States electrical construction and facilities services and our United States mechanical construction and facilities services segments' backlog at June 30, 2009, compared to such backlog at June 30, 2008, was primarily due to a decrease in awards within the hospitality, commercial and industrial construction markets, partially offset by an increase in awards in the institutional construction market. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of facilities services contracts. However, if the remaining term of a facilities services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only the next 12 months of revenues.

Revenues of our United States electrical construction and facilities services segment for the three months ended June 30, 2009 decreased $100.1 million compared to the three months ended June 30, 2008. Revenues of this segment for the six months ended June 30, 2009 decreased $184.7 million compared to the six months ended June 30, 2008. The decrease in revenues for both periods was primarily attributable to lower levels of work on commercial and hospitality projects, most notably in the Chicago, Las Vegas, New York City and Washington D.C. markets, as a result of the recession and tight credit markets.

Revenues of our United States mechanical construction and facilities services segment for the three months ended June 30, 2009 decreased $92.4 million compared to the three months ended June 30, 2008. Revenues of this segment for the six months ended June 30, 2009 decreased $174.3 million compared to the six months ended June 30, 2008. The decrease in revenues for both periods was primarily attributable to a decrease in work on hospitality projects, most notably in the Las Vegas market, and commercial projects. These decreases in revenues for both periods were offset by an increase in revenues from work performed on industrial and healthcare projects. Additionally, the decrease in revenues for the six months ended June 30, 2009 was offset by revenues of $2.2 million from a company acquired during the prior 12 months.

Our United States facilities services revenues decreased $37.5 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 and $27.2 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The decreases in revenues during the three and six months ended June 30, 2009 were primarily attributable to lower revenues from (a) our industrial services operations, (i) which benefited in 2008 from a significant turnaround/expansion contract at a refinery and (ii) which experienced adverse industry conditions that led to lower demand for our shop and field refinery and petrochemical services in 2009 and (b) our mobile mechanical services group as a result of lower revenues from discretionary project and controls work. These decreases in revenues for the three and six month periods ended June 30, 2009 were offset by: (a) revenues of $27.3 million and $62.5 million, respectively, from companies acquired during the prior 12 months, which perform maintenance services for utility and industrial plants and perform mobile mechanical services and (b) increases in site-based government facilities services revenues.

Revenues of our Canada construction and facilities services segment decreased by $24.5 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Revenues of this segment decreased $52.0 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. $11.2 million and $29.5 million of the decrease in revenues for the three and six months ended June 30, 2009, respectively, was a result of the weakening of the Canadian dollar against the United States dollar. The balance of the decrease in revenues was primarily attributable to fewer contracts for automotive and energy projects. This decrease in revenues was partially offset by more work on healthcare related projects.

United Kingdom construction and facilities services revenues decreased $45.9 million for the three months ended June 30, 2009, compared to the three months ended June 30, 2008. Approximately $32.8 million of this decrease was a result of the weakening of the British pound against the United States dollar. Revenues of this segment decreased $128.9 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. Approximately $76.3 million of this decrease was a result of the weakening of the British pound against the United States dollar. In addition, the decrease in revenues was partially attributable to a decrease in revenues relating to rail contracts and lower revenues from the United Kingdom's construction business.

Other international construction and facilities services activities consist of operations currently operating only in the Middle East. All of the current projects in this market are being performed through a joint venture. The results of the joint venture were accounted for under the equity method.

Cost of sales and Gross profit

The following tables present our cost of sales, gross profit (revenues less cost of sales) and gross profit margin (gross profit as a percentage of revenues) (in thousands, except for percentages):

                                               For the three months ended June 30,    For the six months ended June 30,
                                              ------------------------------------    ---------------------------------
                                                      2009             2008                  2009           2008
                                                   ----------       ----------            ----------     ----------
Cost of sales                                      $1,207,786       $1,497,761            $2,409,263     $2,969,239
Gross profit                                       $  214,884       $  225,211            $  408,043     $  415,136
Gross profit, as a percentage of revenues                15.1%            13.1%                 14.5%          12.3%


Our gross profit decreased $10.3 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Gross profit decreased $7.1 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Gross profit margin was 15.1% and 13.1% for the three months ended June 30, 2009 and 2008, respectively. Gross profit margin was 14.5% and 12.3% for the six months ended June 30, 2009 and 2008, respectively. The decrease in gross profit for the 2009 periods compared to the 2008 periods was primarily attributable to lower gross profit from our industrial services and mobile mechanical operations within our United States facilities services segment due to lower levels of work and from our international operations due to the unfavorable exchange rate effects of the weakening British pound and Canadian dollar against the United States dollar. The decrease in gross profit was offset by increases in the gross profit contributed by our United States electrical construction and facilities services and mechanical construction and facilities services segments and by companies acquired during the prior 12 months. Companies acquired during the prior 12 months contributed $2.7 million and $6.2 million to gross profit, net of amortization expense of $0.7 million and $1.9 million, for the three and six months ended June 30, 2009, respectively. The increase in the gross profit margin for the three and six months ended June 30, 2009 was primarily the result of (a) improved margins within our United States electrical construction and facilities services segment as a result of favorable job close-outs and (b) a charge to expense in 2008 of $7.9 million in connection with the UOSA Action within our United States mechanical construction and facilities services segment.

Selling, general and administrative expenses

The following tables present our selling, general and administrative expenses and selling, general and administrative expenses as a percentage of revenues (in thousands, except for percentages):

                                                For the three months ended June 30,    For the six months ended June 30,
                                                -----------------------------------    ---------------------------------
                                                       2009             2008                  2009           2008
                                                    ----------       ----------            ----------     ----------
Selling, general and administrative expenses        $  136,974       $  151,824            $  264,769     $  292,066
Selling, general and administrative expenses,
  as a percentage of revenues                              9.6%             8.8%                 9.4%            8.6%



Our selling, general and administrative expenses for the three months ended June 30, 2009 decreased $14.9 million to $137.0 million compared to $151.8 million for the three months ended June 30, 2008. Selling, general and administrative expenses as a percentage of revenues were 9.6% and 9.4% for the three and six months ended June 30, 2009, compared to 8.8% and 8.6% for the three and six months ended June 30, 2008, respectively. The decrease in selling, general and administrative expenses for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 was primarily due to:
(a) lower incentive compensation accruals as a result of reduced forecasted earnings in 2009 compared to 2008, (b) lower employee costs, such as salaries and employee benefits, as a result of downsizing of staff at numerous locations,
(c) a $8.2 million decrease as a result of changes in the rates of exchange of British pounds and Canadian dollars for United States dollars due to the weakening of the British pound and Canadian dollar and (d) favorable effects attributable to changes during the three and six month periods ended June 30, 2009 in the valuation of our phantom stock units, whose value is tied to the value of our common stock. Certain of the phantom stock units referred to above were settled in cash during the first quarters of 2009 and 2008. These decreases in selling, general and administrative expenses were partially offset by (a) a $4.8 million increase in such expenses for the first six months of 2009 directly related to companies acquired within the prior 12 months, including amortization expense of $0.9 million and (b) a $3.8 million increase in our provision for doubtful accounts.

Restructuring expenses

Restructuring expenses, primarily related to employee severance obligations, were $3.0 million and $4.1 million for the three and six months ended June 30, 2009, respectively. Restructuring expenses were $0.06 million and $0.07 million for the three and six months ended June 30, 2008. Restructuring expenses for the first half of 2009 were primarily related to our international operations, our United States mechanical construction and facilities services segment and our United States facilities services segment. As of June 30, 2009, the balance of our severance obligations was $1.2 million and is expected to be paid in 2009.

Operating income

The following  tables present our operating  income (loss) and operating  income
(loss) as a percentage of segment revenues from unrelated entities (in thousands, except for percentages):

                                                                             For the three months ended June 30,
                                                                        ----------------------------------------------
                                                                                      % of                      % of
                                                                                     Segment                   Segment
                                                                          2009      Revenues       2008       Revenues
                                                                        --------    --------     --------     --------
Operating income (loss):
   United States electrical construction and facilities services        $ 31,721      9.6%       $ 24,869       5.8%
   United States mechanical construction and facilities services          29,390      5.5%         25,298       4.0%
   United States facilities services                                      24,326      6.7%         35,080       8.7%
                                                                        --------                 --------
   Total United States operations                                         85,437      6.9%         85,247       5.8%
   Canada construction and facilities services                             4,104      5.7%          3,155       3.3%
   United Kingdom construction and facilities services                     3,550      2.9%          3,913       2.3%
   Other international construction and facilities services                   --       --              --        --
   Corporate administration                                              (15,181)      --         (18,928)       --
   Restructuring expenses                                                 (3,050)      --             (57)       --
                                                                        --------                 --------
   Total worldwide operations                                             74,860      5.3%         73,330       4.3%

Other corporate items:
   Interest expense                                                       (1,900)                  (2,638)
   Interest income                                                         1,086                    2,059
                                                                        --------                 --------
Income before income taxes                                              $ 74,046                 $ 72,751
                                                                        ========                 ========



                                                                               For the six months ended June 30,
                                                                        ----------------------------------------------
                                                                                      % of                      % of
                                                                                     Segment                   Segment
                                                                          2009      Revenues       2008       Revenues
                                                                        --------    --------     --------     --------
Operating income (loss):
   United States electrical construction and facilities services        $ 57,673      8.9%       $ 42,085       5.1%
   United States mechanical construction and facilities services          52,420      5.0%         42,942       3.5%
   United States facilities services                                      46,056      6.3%         60,621       8.0%
                                                                        --------                 --------
   Total United States operations                                        156,149      6.4%        145,648       5.2%
   Canada construction and facilities services                             8,859      5.9%          5,615       2.8%
   United Kingdom construction and facilities services                     5,744      2.4%          6,038       1.7%
   Other international construction and facilities services                   --       --            (596)       --
   Corporate administration                                              (27,478)      --         (33,635)       --
   Restructuring expenses                                                 (4,110)      --             (71)       --
                                                                        --------                 --------
   Total worldwide operations                                            139,164      4.9%        122,999       3.6%

Other corporate items:
   Interest expense                                                       (3,693)                  (6,625)
   Interest income                                                         2,628                    5,192
                                                                        --------                 --------
Income before income taxes                                              $138,099                 $121,566
                                                                        ========                 ========

As described below in more detail, operating income increased by $1.5 million for the three months ended June 30, 2009 to $74.9 million compared to operating income of $73.3 million for the three months ended June 30, 2008. Operating income increased by $16.2 million for the six months ended June 30, 2009 to $139.2 million compared to $123.0 million for the six months ended June 30, 2008. Operating income as a percentage of revenues ("operating margin") increased to 5.3% for the three months ended June 30, 2009 compared to 4.3% for the three months ended June 30, 2008, and increased to 4.9% for the six months ended June 30, 2009 compared to 3.6% for the six months ended June 30, 2008. The improvement in operating margin was in large part due to the increase in the gross profit margin from our domestic construction segments, as well as improved operating performance by our international businesses.

United States electrical construction and facilities services operating income of $31.7 million for the three months ended June 30, 2009 increased $6.9 million compared to operating income of $24.9 million for the three months ended June 30, 2008. Operating income of $57.7 million for the six months ended June 30, 2009 increased $15.6 million compared to operating income of $42.1 million for the six months ended June 30, 2008. The increases in operating income for the three and six months ended June 30, 2009 compared to the same periods in 2008 were primarily the result of increased gross profit from industrial projects, including favorable job close-outs, and from healthcare and transportation projects offset by lower gross profit from hospitality and commercial projects. Selling, general and administrative expenses also decreased for the three and six months ended June 30, 2009 compared to the same periods in 2008 principally due to lower employee costs, such as salaries and employee benefits, as a result of downsizing of staff at numerous locations.

United States mechanical construction and facilities services operating income for the three months ended June 30, 2009 was $29.4 million, a $4.1 million increase compared to operating income of $25.3 million for the three months ended June 30, 2008. Operating income for the six months ended June 30, 2009 was $52.4 million, a $9.5 million improvement compared to operating income of $42.9 million for the six months ended June 30, 2008. Operating income increased during the three and six months ended June 30, 2009 compared to the prior year periods primarily due to: (a) a charge to expense in 2008 of $7.9 million in connection with the UOSA Action, (b) increased gross profits from industrial and healthcare projects and (c) the turnaround in the performance of one of our operations which had experienced large operating losses in the first half of 2008. These increases were offset by notably lower operating income from our Las Vegas subsidiary and from commercial construction projects as a result of the current economic slowdown. Selling, general and administrative expenses were lower primarily due to lower employee costs, such as salaries and employee benefits, as a result of downsizing of staff at numerous locations.

United States facilities services operating income for the three months ended June 30, 2009 was $24.3 million compared to operating income of $35.1 million for the three months ended June 30, 2008. Operating income for the six months ended June 30, 2009 was $46.1 million compared to operating income of $60.6 million for the six months ended June 30, 2008. The decreases in operating income during the three and six months ended June 30, 2009 compared to the prior year periods were primarily due to lower operating income from (a) our industrial services operations, (i) which benefited in 2008 from a significant turnaround/expansion contract at a refinery and (ii) which experienced adverse industry conditions that led to lower demand for our shop and field refinery and petrochemical services in 2009 and (b) our mobile mechanical services as a result of lower discretionary project and controls work in the first six months of 2009 when compared to the first six months of 2008. The decreases in operating income during the three and six months ended June 30, 2009 were partially offset (a) by operating income from companies acquired within the prior 12 months, which contributed $0.8 million and $1.5 million of operating income, net of amortization expense of $1.1 million and $2.8 million, respectively, and which perform maintenance services at utility and industrial plants and perform mobile mechanical services and (b) by an increase in operating income from our site-based government facilities services operations. Selling, general and administrative expenses increased by $3.0 million in the first six months of 2009 when compared to the comparable prior year period, primarily due to companies acquired within the prior 12 months.

Our Canada construction and facilities services operating income was $4.1 million for the three months ended June 30, 2009, compared to operating income of $3.2 million for the three months ended June 30, 2008. This segment's operating income was $8.9 million for the six months ended June 30, 2009 compared to operating income of $5.6 million for the six months ended June 30, 2008. The operating income improvement for the first six months of 2009 compared to the first six months of 2008 was primarily due to improved results from industrial, commercial and energy construction contracts and reduced selling, general and administrative expenses as a result of a reduction in employees and lower discretionary expenses. Operating income for the first six months of 2009 was adversely impacted by (a) $2.7 million in restructuring expenses, (b) $0.6 million and $1.7 million for the three and six months ended June 30, 2009, respectively, relating to the rate of exchange of Canadian dollars for United States dollars as a result of the weakening of the Canadian dollar and (c) reduced automotive projects.

Our United Kingdom construction and facilities services operating income for the three months ended June 30, 2009 was $3.6 million compared to operating income of $3.9 million for the three months ended June 30, 2008. This segment's operating income was $5.7 million for the six months ended June 30, 2009 compared to operating income of $6.0 million for the six months ended June 30, 2008. The decrease in operating income was primarily attributable to decreases of $1.0 million and $1.8 million for the three and six months ended June 30, 2009, respectively, relating to the rate of exchange of British pounds for United States dollars as a result of the weakening of the British pound and lower operating income from the facilities services group in the United Kingdom.

We had no operating income from our Other international construction and facilities services segment for the three month periods ended June 30, 2009 and 2008, respectively. This segment had no operating income for the six months ended June 30, 2009 compared to an operating loss of $0.6 million for the six months ended June 30, 2008.

Our corporate administration expenses for the three months ended June 30, 2009 were $15.2 million compared to $18.9 million for the three months ended June 30, 2008. Our corporate administrative expenses for the six months ended June 30, 2009 were $27.5 million compared to $33.6 million for the six months ended June 30, 2008. These decreases in expenses were primarily attributable to (a) lower incentive compensation accruals, (b) favorable effects atributable to changes in the valuation of our phantom stock units, whose value is tied to the value of our common stock and (c) reduced employee benefits and marketing expenses incurred.

Interest expense for the three months ended June 30, 2009 and 2008 was $1.9 million and $2.6 million, respectively. Interest expense for the six months ended June 30, 2009 and 2008 was $3.7 million and $6.6 million, respectively. The decrease in interest expense was related to a reduction in long-term indebtedness and lower interest rates as compared to 2008. Interest income for the three months ended June 30, 2009 was $1.1 million compared to $2.1 million for the three months ended June 30, 2008. Interest income for the six months ended June 30, 2009 was $2.6 million compared to $5.2 million for the six months ended June 30, 2008. The decrease in interest income was primarily related to lower interest rates received on our invested cash balances.

For the three months ended June 30, 2009 and 2008, our income tax provision was $28.8 million and $28.5 million, respectively, based on an effective income tax rate, before discrete items, of 39% for both periods. For the six months ended June 30, 2009 and 2008, our income tax provision was $55.5 million and $47.9 million, respectively, based on effective income tax rates, before discrete items, of 39% for both periods.

Liquidity and Capital Resources

The following table presents our net cash provided by (used in) operating activities, investing activities and financing activities (in thousands):

                                                                   For the six months ended June 30,
                                                                   ---------------------------------
                                                                       2009               2008
                                                                     --------           --------
Net cash provided by operating activities                            $138,349           $110,750
Net cash used in investing activities                                $(34,349)          $(61,112)
Net cash used in financing activities                                $   (581)          $(25,507)
Effect of exchange rate changes on cash and cash equivalents         $ 12,183           $   (257)

Our consolidated cash balance increased by approximately $115.6 million from $405.9 million at December 31, 2008 to $521.5 million at June 30, 2009. The $138.3 million in net cash provided by operating activities for the six months ended June 30, 2009, which increased $27.6 million when compared to $110.8 million in net cash provided by operating activities for the six months ended June 30, 2008, was primarily due to an increase in net income and changes in our working capital. Net cash used in investing activities of $34.3 million for the six months ended June 30, 2009 decreased $26.8 million compared to $61.1 million used in the six months ended June 30, 2008 and was primarily due to a $30.6 million decrease in payments for acquisitions of businesses, identifiable intangible assets and payments pursuant to related earn-out agreements and a $2.9 million decrease in amounts paid for the purchase of property, plant and equipment, partially offset by a $6.7 million increase in investment in and advances to unconsolidated entities and joint ventures. Net cash used in financing activities for the six months ended June 30, 2009 decreased $24.9 million compared to the six months ended June 30, 2008 and was primarily attributable to repayment of long-term debt in 2008.

The following is a summary of material contractual obligations and other commercial commitments (in millions):

                                                                             Payments Due by Period
                                                                    -----------------------------------------
                                                                       Less
                     Contractual                                       than       1-3        4-5       After
                     Obligations                           Total      1 year     years      years     5 years
-----------------------------------------------------    --------     ------    ------     ------     -------
Term Loan (including interest at 2.225%)                 $  202.0     $  7.4    $194.6     $   --     $    --
Other long-term debt                                          0.1        0.1        --         --          --
Capital lease obligations                                     0.9        0.4       0.3        0.2          --
Operating leases                                            209.2       55.3      77.5       39.7        36.7
Open purchase obligations (1)                               738.3      558.4     171.1        8.8          --
Other long-term obligations (2)                             216.9       27.3     173.4       16.2          --
Liabilities related to uncertain income tax positions        13.6        1.3      12.3         --          --
                                                         --------     ------    ------     ------     -------
Total Contractual Obligations                            $1,381.0     $650.2    $629.2     $ 64.9     $  36.7
                                                         ========     ======    ======     ======     =======

                                                                    Amount of Commitment Expiration by Period
                                                                    -----------------------------------------
                                                                       Less
                  Other Commercial                         Total       than       1-3        4-5       After
                     Commitments                         Committed    1 year     years      years     5 years
-----------------------------------------------------    ---------    ------    ------     ------     -------

Revolving Credit Facility (3)                            $     --     $   --    $   --     $   --     $    --
Letters of credit                                            61.5         --      61.5         --          --
                                                         --------     ------    ------     ------     -------
Total Commercial Obligations                             $   61.5     $   --    $ 61.5     $   --     $    --
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

(2) Represents primarily insurance related liabilities, a pension plan liability and liabilities for deferred income taxes, classified as other long-term liabilities in the Condensed Consolidated Balance Sheets. Cash payments for insurance related liabilities may be payable beyond three years, but it is not practical to estimate these payments. We provide funding to our pension plans based on at least the minimum funding required by applicable regulations. In determining the minimum required funding, we utilize current actuarial assumptions and exchange rates to forecast estimates of amounts that may be payable for up to five years in the future. In our judgment, minimum funding estimates beyond a five year time horizon cannot be reliably estimated, and, therefore, have not been included in the table.

(3) We classify these borrowings as short-term on our Condensed Consolidated Balance Sheets because of our intent and ability to repay the amounts on a short-term basis. As of June 30, 2009, there were no borrowings outstanding under the Revolving Credit Facility.

Our revolving credit agreement (the "Revolving Credit Facility") provides for a revolving credit facility of $375.0 million. As of June 30, 2009 and December 31, 2008, we had approximately $61.5 million and $53.7 million of letters of credit outstanding, respectively, under the Revolving Credit Facility. There were no borrowings under the Revolving Credit Facility as of June 30, 2009 and December 31, 2008.

On September 19, 2007, we entered into an agreement providing for a $300.0 million Term Loan. The proceeds were used to pay a portion of the consideration for the acquisition of FR X Ohmstede Acquisition Co. ("Ohmstede") and costs and expenses incident thereto. The Term Loan contains covenants, representations and warranties and events of default. The Term Loan covenants require, among other things, maintenance of certain financial ratios and certain restrictions with respect to payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We are required to make principal payments on the Term Loan in installments on the last day of March, June, September and December of each year, which commenced in March 2008, in the amount of $0.75 million. A final payment comprised of all remaining principal and interest is due in October 2010. The Term Loan is secured by substantially all of our assets and most of the assets of our U.S. subsidiaries. The Term Loan bears interest at (1) the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at June 30, 2009) plus 0.0% to 0.5% based on certain financial tests or (2) U.S. dollar LIBOR (0.31% at June 30, 2009) plus 1.0% to 2.25% based on certain financial tests. The interest rate in effect at

June 30, 2009 was 1.31% (see Note H, "Derivative Instrument and Hedging Activity"). Since September 19, 2007, we have made prepayments under the Term Loan of $99.25 million, and mandatory repayments of $4.5 million, to reduce the balance to $196.25 million at June 30, 2009.

The terms of our construction contracts frequently require that we obtain from surety companies ("Surety Companies") and provide to our customers payment and performance bonds ("Surety Bonds") as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of June 30, 2009, based on our percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, had there been defaults on all our existing contractual obligations, would have been approximately $1.3 billion. The Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.

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

Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain our Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient or to enable us to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. However, negative macroeconomic trends may have an adverse effect on liquidity. In addition to managing borrowings, our focus on the facilities services market is intended to provide an additional buffer against economic downturns inasmuch as a part of our facilities services business is characterized by annual and multi-year contracts that provide a more predictable stream of cash flow than the construction business. Short-term liquidity is also impacted by the type and length of construction contracts in place. During past economic downturns, there were typically fewer small discretionary projects from the private sector, and companies like us aggressively bid larger long-term infrastructure and public sector contracts. Performance of long duration contracts typically requires working capital until initial billing milestones are achieved. While we strive to maintain a net over-billed position with our customers, there can be no assurance that a net over-billed position can be maintained. Our net over-billings, defined as the balance sheet accounts "billings in excess of costs and estimated earnings on uncompleted contracts" less "cost and estimated earnings in excess of billings on uncompleted contracts", were $540.7 million and $496.4 million as of June 30, 2009 and December 31, 2008, respectively.

Long-term liquidity requirements can be expected to be met through cash generated from operating activities and our Revolving Credit Facility. Based upon our current credit ratings and financial position, we can reasonably expect to be able to incur long-term debt to fund acquisitions. Over the long term, our primary revenue risk factor continues to be the level of demand for non-residential construction services, which is influenced by macroeconomic trends including interest rates and governmental economic policy. In addition, our ability to perform work is critical to meeting long-term liquidity requirements.

We believe that current cash balances and borrowing capacity available under the Revolving Credit Facility or other forms of financing available through borrowings, combined with cash expected to be generated from operations, will be sufficient to provide our short-term and foreseeable long-term liquidity and meet our expected capital expenditure requirements. However, we are a party to lawsuits and other proceedings in which other parties seek to recover from us amounts ranging from a few thousand dollars to over $63.0 million. If we were required to pay damages in one or more such proceedings, such payments could have a material adverse effect on our financial position, results of operations and/or cash flows.

Certain Insurance Matters

As of June 30, 2009 and December 31, 2008, we utilized approximately $59.2 million and $52.2 million, respectively, of letters of credit obtained under our Revolving Credit Facility as collateral for our insurance obligations.

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

Application of Critical Accounting Policies

Our condensed consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are described in Note B - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of the annual report on Form 10-K for the year ended December 31, 2008. The following accounting policies were adopted during the six months ended June 30, 2009: Statement 141(R), Statement 157 for all non-financial assets and non-financial liabilities, Statement 160, Statement 161, Statement 162, Statement 165, FSP FAS 107-1, FSP FAS 141(R)-1, FSP FAS 142-3, FSP FAS 157-4, FSP EITF No. 03-6-1 and EITF Issue 08-6. We believe that some of the more critical judgment areas in the application of accounting policies that affect our financial condition and results of operations are the impact of changes in the estimates and judgments pertaining to: (a) revenue recognition from (i) long-term construction contracts for which the percentage-of-completion method of accounting is used and (ii) services contracts; (b) collectibility or valuation of accounts receivable; (c) insurance liabilities; (d) income taxes; and (e) goodwill and identifiable intangible assets.

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

Accounts Receivable

We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of the past due balances. The provision for doubtful accounts during the six months ended June 30, 2009 increased $3.8 million compared to the six months ended June 30, 2008. At June 30, 2009 and December 31, 2008, our accounts receivable of $1,249.0 million and $1,391.0 million, respectively, included allowances for doubtful accounts of $36.7 million and $34.8 million, respectively. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to deterioration of its financial condition or its credit ratings. The allowance requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis and as additional information is received.

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

Income Taxes

We have net deferred income tax liabilities primarily resulting from differences between the carrying value and income tax basis of certain depreciable and identifiable intangible assets, partially offset by non-deductible temporary differences of $15.1 million and $13.2 million at June 30, 2009 and December 31, 2008, respectively, which will impact our taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred income tax asset will not be realized. As of June 30, 2009 and December 31, 2008, the total valuation allowance on gross deferred income tax assets was approximately $5.2 million.

Goodwill and Identifiable Intangible Assets

As of June 30, 2009, we had $586.1 million and $287.2 million, respectively, of goodwill and net identifiable intangible assets (primarily based on the market values of our contract backlog, developed technology, customer relationships, non-competition agreements and trade names), primarily arising out of the acquisition of companies. As of December 31, 2008, goodwill and net identifiable intangible assets were $582.7 million and $292.1 million, respectively. The changes to goodwill and net identifiable intangible assets (net of accumulated amortization) since December 31, 2008 were related to the acquisition of a company during the first six months of 2009, pending the completion of the final valuation and purchase price adjustments. In addition, goodwill increased due to earn-outs paid and accrued related to previous acquisitions. During 2009, the purchase price accounting for our November 2008 acquisition was finalized. As a result, identifiable intangible assets ascribed to its goodwill, contract backlog, customer relationships, trade name and to a non-competition agreement were adjusted with an insignificant impact. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies. FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142") requires goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, but instead must be tested at least annually for impairment (which we test each October 1, absent any impairment indicators), and be written down if impaired. Statement 142 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives. Changes in strategy and/or market conditions may result in adjustments to recorded goodwill and identifiable intangible asset balances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have not used any derivative financial instruments, except as discussed below, during the six months ended June 30, 2009, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.

We are exposed to market risk for changes in interest rates for borrowings under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at variable rates. As of June 30, 2009, there were no borrowings outstanding under the Revolving Credit Facility. This instrument bears interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at June 30, 2009) plus 0.0% to 0.5% based on certain financial tests or (2) United States dollar LIBOR (0.31% at June 30,
2009) plus 1.0% to 2.25% based on certain financial tests. The interest rates in effect at June 30, 2009 were 3.25% and 1.31% for the prime commercial lending rate and the United States dollar LIBOR, respectively. Letter of credit fees issued under the Revolving Credit Facility range from 1.0% to 2.25% of the respective face amounts of the letters of credit issued and are charged based on the type of letter of credit issued and certain financial tests. The Revolving Credit Facility expires in October 2010. There is no guarantee that we will be able to renew the Revolving Credit Facility at its expiration.

We had $196.25 million and $197.75 million of borrowings outstanding as of June 30, 2009 and December 31, 2008, respectively, on our Term Loan bearing interest at the same variable rates as the Revolving Credit Facility discussed in the preceding paragraph. The carrying value of our Term Loan approximates the fair value due to the variable rate on such debt. In order to hedge our interest rate risk on the Term Loan, we entered into an interest rate swap on January 27, 2009 to be effective January 30, 2009 so as to pay a fixed rate of interest and receive a floating rate of interest of 30 day LIBOR on the amortizing notional amount of the swap ($196.25 million as of June 30, 2009). This swap fixes the interest rate on the Term Loan at 1.225%, plus 1.0% to 2.25% based on certain financial tests. The fair value of the interest rate swap at June 30, 2009 was a net liability of $0.9 million based upon the valuation technique known as the market standard methodology of netting the discounted future fixed cash flows and the discounted expected variable cash flows. The variable cash flows are based on an expectation of future interest rates (forward curves) derived from observable interest rate curves. In addition, we have incorporated a credit valuation adjustment into our fair value of the interest rate swap. This adjustment factors in both our nonperformance risk and the respective counterparty's nonperformance risk. As an indication of the interest rate swap's sensitivity to changes in interest rates based upon an immediate 50 basis point increase in the appropriate interest rate at June 30, 2009, the termination fair value of the interest rate swap, without consideration of nonperformance risk, would increase by approximately $1.2 million to a net asset of $0.3 million. Conversely, a 50 basis point decrease in that rate would decrease the fair value of the interest rate swap, without consideration of nonperformance risk, to a net liability of $2.1 million.

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

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. - OTHER INFORMATION.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The annual meeting of stockholders of EMCOR (the "Annual Meeting") was held on June 16, 2009.

(b) The Board of Directors of EMCOR consists of nine individuals each of whom was nominated at the Annual Meeting for re-election as a director of EMCOR for the ensuing year. Each director was re-elected.

(c) Set forth below are the names of each director elected at the Annual Meeting, the number of shares voted for his re-election and the number of votes withheld from his re-election. There were no broker non-votes.

Name                              Votes For               Votes Withheld
----------------------     ----------------------    ----------------------

Stephen W. Bershad                     56,436,585                 4,733,158
David A. B. Brown                      56,454,921                 4,714,822
Larry J. Bump                          59,990,251                 1,179,492
Albert Fried, Jr.                      59,543,468                 1,626,275
Richard F. Hamm, Jr.                   56,447,040                 4,722,703
David H. Laidley                       59,971,130                 1,198,613
Frank T. MacInnis                      58,570,735                 2,599,008
Jerry E. Ryan                          56,851,018                 4,318,725
Michael T. Yonker                      59,941,995                 1,227,748


Also at the Annual Meeting, the stockholders voted upon a proposal to ratify the appointment by the Audit Committee of the Company's Board of Directors of Ernst & Young LLP, independent auditors, as EMCOR's independent auditors for 2009. 57,303,473 shares voted in favor of ratification, 3,822,005 shares voted against ratification and 44,265 shares abstained from voting thereon. There were no broker non-votes.

ITEM 6.  EXHIBITS.

Exhibit                                                                     Incorporated By Reference to or
   No.         Description                                                             Page Number
-----------    --------------------------------------------------------     -------------------------------------------
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

3(a-3)         Amendment dated February 12, 1998 to the Restated            Exhibit 3(a-3 )to EMCOR's Annual Report on
               Certificate of Incorporation of EMCOR                        Form 10-K for the year ended December 31,
                                                                            1997 ("1997 Form 10-K")

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

4(l)           First Amendment dated as of September 19, 2007 to            Exhibit 4.1(e) to EMCOR's Form 8-K
               Amended and Restated Credit Agreement effective              (Date of Report September 19, 2007)
               October 14, 2005 among EMCOR, Harris N.A., as Agent,
               and certain other lenders party thereto

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

10(o-2)        Amendment dated as of May 4, 1999 to Pompa Continuity        Exhibit 10(n) to the June 1999 Form 10-Q
               Agreement

10(o-3)        Amendment dated as of January 1, 2002 to Pompa               Exhibit 10(p-3) to the March 2002 Form
               Continuity Agreement                                         10-Q

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

10(p-2)        Amendment dated as of March 1, 2007 to Guzzi                 Exhibit 10(p-2) to the March 2007 Form
               Continuity Agreement                                         10-Q

10(q)          Amendment to Continuity Agreements and Severance             Exhibit 10(q) to EMCOR's Annual Report
               Agreements with Sheldon I. Cammaker, Anthony J. Guzzi,       on Form 10-K for the year ended
               Frank T. MacInnis, R. Kevin Matz and Mark A. Pompa           December 31, 2008 ("2008 Form 10-K")

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

10(r-4)        Amendment made December 22, 2008 to Incentive Plan for       Exhibit 10(r-4) to 2008 Form 10-K
               Senior Executive Officers

10(r-5)        Suspension of Incentive Plan for Senior Executive            Exhibit 10(r-5) to 2008 Form 10-K
               Officers

10(s-1)        EMCOR Group, Inc. Long-Term Incentive Plan ("LTIP")          Exhibit 10 to Form 8-K (Date of Report
                                                                            December 15, 2005)

10(s-2)        First Amendment to LTIP and updated Schedule A to LTIP       Exhibit 10(s-2) to 2008 Form 10-K

10(s-3)        Form of Certificate Representing Stock Units issued          Exhibit 10(t-2) to EMCOR's Annual
               under LTIP                                                   Report on Form 10-K for the year ended
                                                                            December 31, 2007 ("2007 Form 10-K")

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

10(u-3)        Second Amendment to 2003 Management Stock Incentive          Exhibit 10(v-3) to 2006 Form 10-K
               Plan

Exhibit                                                                     Incorporated By Reference to or
   No.         Description                                                             Page Number
-----------    -------------------------------------------------------      -------------------------------------------
10(v)          Form of Stock Option Agreement evidencing grant of           Exhibit 10.1 to Form 8-K (Date of
               stock options under the 2003 Management Stock                Report January 5, 2005)
               Incentive Plan

10(w)          Key Executive Incentive Bonus Plan                           Exhibit B to EMCOR's Proxy Statement
                                                                            for its Annual Meeting held June 16,
                                                                            2005 ("2005 Proxy Statement")

10(x)          2005 Management Stock Incentive Plan                         Exhibit B to EMCOR's 2005 Proxy
                                                                            Statement

10(y)          First Amendment to 2005 Management Stock Incentive           Exhibit 10(z) to 2006 Form 10-K
               Plan

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

10(i)(i)       EMCOR Group, Inc. Employee Stock Purchase Plan               Exhibit C to EMCOR's Proxy Statement
                                                                            for its Annual Meeting held June 18,
                                                                            2008

Exhibit                                                                     Incorporated By Reference to or
   No.         Description                                                             Page Number
------------   -------------------------------------------------------      -------------------------------------------
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

10(j)(j-2)     Certificate dated March 24, 2008 evidencing Phantom          Exhibit 10(j)(j-2) to the March 2008 Form
               Stock Unit Award to Anthony J. Guzzi                         10-Q

10(k)(k)       Certificate dated March 24, 2008 evidencing Stock            Exhibit 10(k)(k) to the March 2008 Form
               Unit Award to Frank T. MacInnis                              10-Q

10(l)(l)       Restricted Stock Award Agreement dated January 2,            Exhibit 10(k)(k) to 2008 Form 10-K
               2009 between Richard F. Hamm, Jr. and EMCOR

11             Computation of Basic EPS and Diluted EPS for the             Note D of the Notes to the Condensed
               three and six months ended June 30, 2009 and 2008            Consolidated Financial Statements

31.1           Certification Pursuant to Section 302 of the                 Page ___
               Sarbanes-Oxley Act of 2002 by Frank T. MacInnis, the
               Chairman of the Board of Directors and Chief
               Executive Officer *

31.2           Certification Pursuant to Section 302 of the                 Page ___
               Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the
               Executive Vice President and Chief Financial Officer *

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


Date: July 30, 2009
                                                EMCOR GROUP, INC.
                                  ----------------------------------------------
                                                  (Registrant)


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


                               By:              /s/MARK A. POMPA
                                  ----------------------------------------------
                                                  Mark A. Pompa
                                           Executive Vice President and
                                              Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

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


Date:  July 30, 2009                                /s/FRANK T. MACINNIS
                                            ------------------------------------
                                                      Frank T. MacInnis
                                                   Chairman of the Board of
                                                        Directors and
                                                    Chief Executive Officer

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


Date:  July 30, 2009                                  /s/MARK A. POMPA
                                            ------------------------------------
                                                        Mark A. Pompa
                                                 Executive Vice President and
                                                   Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of EMCOR Group, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank
T. MacInnis, Chairman of the Board of Directors and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:    July 30, 2009                              /s/FRANK T. MACINNIS
                                             -----------------------------------
                                                      Frank T. MacInnis
                                                   Chairman of the Board of
                                                        Directors and
                                                   Chief Executive Officer

                                                                    Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of EMCOR Group, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark A. Pompa, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:    July 30, 2009                              /s/MARK A. POMPA
                                             -----------------------------------
                                                      Mark A. Pompa
                                               Executive Vice President and
                                                 Chief Financial Officer