Form 10-Q
period 2009-09-30
EMCOR GROUP INC
filed 2009-10-29
CIK 105634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2009

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________


                         Commission file number 1-8267

                                EMCOR Group, Inc.
      -------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                       11-2125338
---------------------------------              ---------------------------------
  (State or Other Jurisdiction                   (I.R.S. Employer Identification
of Incorporation or Organization)                            Number)

        301 Merritt Seven
       Norwalk, Connecticut                                 06851-1092
---------------------------------              ---------------------------------
(Address of Principal Executive)                            (Zip Code)
            Offices

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

     Large accelerated filer |X|                       Accelerated filer  |_|

     Non-accelerated filer  |_|  (Do not check if a smaller reporting company)

                         Smaller reporting company |_|

     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                      Applicable Only To Corporate Issuers

     Number of shares of Common Stock outstanding as of the close of business on October 27, 2009: 65,929,843 shares.

                               EMCOR GROUP, INC.
                                     INDEX


                                                                        Page No.


PART I. - Financial Information.

Item 1.    Financial Statements.

           Condensed Consolidated Balance Sheets -
           as of September 30, 2009 and December 31, 2008                      1

           Condensed Consolidated Statements of Operations -
           three months ended September 30, 2009 and 2008                      3

           Condensed Consolidated Statements of Operations -
           nine months ended September 30, 2009 and 2008                       4

           Condensed Consolidated Statements of Cash Flows -
           nine months ended September 30, 2009 and 2008                       5

           Condensed Consolidated Statements of
           Equity and Comprehensive Income -
           nine months ended September 30, 2009 and 2008                       6

           Notes to Condensed Consolidated Financial Statements                7


Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                         19

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.        34

Item 4.    Controls and Procedures.                                           35

PART II. - Other Information.

Item 6.    Exhibits.                                                          36

PART I. - FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
--------------------------------------------------------------------------------
                                                   September 30,    December 31,
                                                        2009            2008
                                                    (Unaudited)
--------------------------------------------------------------------------------
                      ASSETS
Current assets:
 Cash and cash equivalents                          $  648,231       $  405,869
 Accounts receivable, net                            1,182,851        1,390,973
 Costs and estimated earnings in excess
   of billings on uncompleted contracts                 86,764          105,441
 Inventories                                            39,895           54,601
 Prepaid expenses and other                             56,555           53,856
                                                    ----------       ----------

   Total current assets                              2,014,296        2,010,740

Investments, notes and other long-term
   receivables                                          21,463           14,958

Property, plant and equipment, net                      92,813           96,716

Goodwill                                               587,259          582,714

Identifiable intangible assets, net                    282,623          292,128

Other assets                                            11,675           11,148
                                                    ----------       ----------

   Total assets                                     $3,010,129       $3,008,404
                                                    ==========       ==========



See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
--------------------------------------------------------------------------------
                                                   September 30,    December 31,
                                                        2009            2008
                                                    (Unaudited)
--------------------------------------------------------------------------------

LIABILITIES AND EQUITY

Current liabilities:
 Borrowings under working capital credit line       $       --       $       --
 Current maturities of long-term debt and capital
   lease obligations                                     3,332            3,886
 Accounts payable                                      390,504          500,881
 Billings in excess of costs and estimated
   earnings on uncompleted contracts                   613,046          601,834
 Accrued payroll and benefits                          202,342          221,564
 Other accrued expenses and liabilities                180,387          184,990
                                                    ----------       ----------

   Total current liabilities                         1,389,611        1,513,155

Long-term debt and capital lease obligations           192,875          196,218

Other long-term obligations                            239,840          248,262
                                                    ----------       ----------

   Total liabilities                                 1,822,326        1,957,635
                                                    ----------       ----------

Equity:
 EMCOR Group, Inc. stockholders' equity:
   Preferred stock, $0.01 par value, 1,000,000 shares
    authorized, zero issued and outstanding                 --               --
   Common stock, $0.01 par value, 200,000,000 shares
    authorized, 68,549,029 and 68,089,280 shares
    issued, respectively                                   686              681
   Capital surplus                                     407,328          397,895
   Accumulated other comprehensive loss                (42,803)         (49,318)
   Retained earnings                                   830,084          708,511
   Treasury stock, at cost 2,626,993 and 2,569,184
    shares, respectively                               (15,869)         (14,424)
                                                    ----------       ----------

   Total EMCOR Group, Inc. stockholders' equity      1,179,426        1,043,345

Noncontrolling interests                                 8,377            7,424
                                                    ----------       ----------

   Total equity                                      1,187,803        1,050,769
                                                    ----------       ----------

Total liabilities and equity                        $3,010,129       $3,008,404
                                                    ==========       ==========

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)
--------------------------------------------------------------------------------
Three months ended September 30,                           2009         2008
--------------------------------------------------------------------------------

Revenues                                                $1,371,985   $1,720,349
Cost of sales                                            1,166,740    1,496,003
                                                        ----------   ----------
Gross profit                                               205,245      224,346
Selling, general and administrative expenses               137,895      145,708
Restructuring expenses                                          90           --
                                                        ----------   ----------
Operating income                                            67,260       78,638
Interest expense                                            (1,947)      (2,535)
Interest income                                                788        2,373
                                                        ----------   ----------
Income before income taxes                                  66,101       78,476
Income tax provision                                        25,624       28,936
                                                        ----------   ----------
Net income including noncontrolling interests               40,477       49,540
Less: Net income attributable to noncontrolling
   interests                                                  (491)        (905)
                                                        ----------   ----------
Net income attributable to EMCOR Group, Inc.            $   39,986   $   48,635
                                                        ==========   ==========


Basic earnings per common share:
Net income attributable to EMCOR Group, Inc.
   common stockholders                                  $     0.61   $     0.74
                                                        ==========   ==========

Diluted earnings per common share:
Net income attributable to EMCOR Group, Inc.
   common stockholders                                  $     0.59   $     0.72
                                                        ==========   ==========


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)
--------------------------------------------------------------------------------
Nine months ended September 30,                            2009         2008
--------------------------------------------------------------------------------

Revenues                                                $4,189,291   $5,104,724
Cost of sales                                            3,576,003    4,465,242
                                                        ----------   ----------
Gross profit                                               613,288      639,482
Selling, general and administrative expenses               402,664      437,774
Restructuring expenses                                       4,200           71
                                                        ----------   ----------
Operating income                                           206,424      201,637
Interest expense                                            (5,640)      (9,160)
Interest income                                              3,416        7,565
                                                        ----------   ----------
Income before income taxes                                 204,200      200,042
Income tax provision                                        81,124       76,867
                                                        ----------   ----------
Net income including noncontrolling interests              123,076      123,175
Less: Net income attributable to noncontrolling
   interests                                                (1,503)      (1,258)
                                                        ----------   ----------
Net income attributable to EMCOR Group, Inc.            $  121,573   $  121,917
                                                        ==========   ==========


Basic earnings per common share:
Net income attributable to EMCOR Group, Inc.
   common stockholders                                  $     1.85   $     1.87
                                                        ==========   ==========

Diluted earnings per common share:
Net income attributable to EMCOR Group, Inc.
   common stockholders                                  $     1.81   $     1.82
                                                        ==========   ==========


See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)
-----------------------------------------------------------------------------------------------------
Nine months ended September 30,                                                  2009          2008
-----------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income including noncontrolling interests                               $123,076      $123,175
   Depreciation and amortization                                                 19,751        18,704
   Amortization of identifiable intangible assets                                14,400        17,972
   Deferred income taxes                                                          4,769       (15,327)
   Excess tax benefits from share-based compensation                               (752)       (1,318)
   Equity income from unconsolidated entities                                    (2,331)       (1,959)
   Other non-cash items                                                          14,027         8,715
   Distributions from unconsolidated entities                                     3,847         3,584
   Changes in operating assets and liabilities                                   95,408        46,157
                                                                               --------      --------
Net cash provided by operating activities                                       272,195       199,703
                                                                               --------      --------

Cash flows from investing activities:
   Payments for acquisitions of businesses, identifiable intangible assets
     and related earn-out agreements                                            (15,499)      (47,847)
   Proceeds from sale of property, plant and equipment                              542           757
   Purchase of property, plant and equipment                                    (17,247)      (25,191)
   Investment in and advances to unconsolidated entities and joint ventures      (8,000)       (1,292)
   Net proceeds related to other investments                                         --             8
                                                                               --------      --------
Net cash used in investing activities                                           (40,204)      (73,565)
                                                                               --------      --------

Cash flows from financing activities:
   Proceeds from working capital credit line                                         --        58,500
   Repayments of working capital credit line                                         --       (58,500)
   Repayments of long-term debt                                                  (2,291)      (27,342)
   Repayments of capital lease obligations                                         (971)         (715)
   Proceeds from exercise of stock options                                        1,109         1,874
   Issuance of common stock under employee stock purchase plan                    1,580            --
   Distributions to noncontrolling interests                                       (550)           --
   Excess tax benefits from share-based compensation                                752         1,318
                                                                               --------      --------
Net cash used in financing activities                                              (371)      (24,865)
                                                                               --------      --------
Effect of exchange rate changes on cash and cash equivalents                     10,742       (12,061)
                                                                               --------      --------
Increase in cash and cash equivalents                                           242,362        89,212
Cash and cash equivalents at beginning of year                                  405,869       251,637
                                                                               --------      --------
Cash and cash equivalents at end of period                                     $648,231      $340,849
                                                                               ========      ========

Supplemental cash flow information:
   Cash paid for:
     Interest                                                                  $  4,466      $  7,740
     Income taxes                                                              $ 71,099      $ 91,542
   Non-cash financing activities:
     Assets acquired under capital lease obligations                           $     --      $    480
     Capital lease obligations terminated                                      $    674      $     --
     Contingent purchase price accrued                                         $  1,818      $     --

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
AND COMPREHENSIVE INCOME
(In thousands)(Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                          EMCOR Group, Inc. Stockholders
                                                               -----------------------------------------------------
                                                                                 Accumulated
                                                                                    other
                                                Comprehensive Common  Capital   comprehensive     Retained  Treasury  Noncontrolling
                                         Total      income     stock  surplus  (loss) income (1)  earnings    stock     interests
------------------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 2008              $  891,734                $678   $387,288    $(15,102)      $526,307  $(14,130)    $6,693
   Net income including
     noncontrolling interests            123,175   $123,175       --         --          --        121,917        --      1,258
   Foreign currency translation
     adjustments                          (5,407)    (5,407)      --         --      (5,407)            --        --         --
   Pension adjustment, net of tax
     benefit of $0.5 million               1,214      1,214       --         --       1,214             --        --         --
                                                   --------
   Comprehensive income                             118,982
   Less: Net income attributable
     to noncontrolling interests                     (1,258)
                                                   --------
   Comprehensive income
     attributable to EMCOR                         $117,724
                                                   ========
   Issuance of treasury stock
     for restricted stock units (2)           --                  --       (108)         --             --       108         --
   Treasury stock, at cost (3)              (493)                 --         --          --             --      (493)        --
   Common stock issued under
     stock option plans, net of
       tax benefit (4)                     4,141                   2      4,048          --             --        91         --
   Distributions to noncontrolling
     interests                            (1,200)                 --         --          --             --        --     (1,200)
   Share-based compensation
     expense                               4,648                  --      4,648          --             --        --         --
                                      ----------                ----   --------    --------       --------  --------     ------
Balance, September 30, 2008           $1,017,812                $680   $395,876    $(19,295)      $648,224  $(14,424)    $6,751
                                      ==========                ====   ========    ========       ========  ========     ======


Balance, January 1, 2009              $1,050,769                $681   $397,895    $(49,318)      $708,511  $(14,424)    $7,424
   Net income including
     noncontrolling interests            123,076   $123,076       --         --          --        121,573        --      1,503
   Foreign currency translation
     adjustments                           4,917      4,917       --         --       4,917             --        --         --
   Pension adjustment, net of tax
     benefit of $1.0 million               2,385      2,385       --         --       2,385             --        --         --
   Deferred loss on cash flow
     hedge, net of tax benefit
       of $0.5 million                      (787)      (787)      --         --        (787)            --        --         --
                                                   --------
   Comprehensive income                             129,591
   Less: Net income attributable
     to noncontrolling interests                     (1,503)
                                                   --------
   Comprehensive income
     attributable to EMCOR                         $128,088
                                                   ========
   Treasury stock, at cost (3)            (1,589)                 --         --          --             --    (1,589)        --
   Common stock issued under
     share-based compensation
       plans, net of tax
         benefit (4)                       2,002                   5      1,853          --             --       144         --
   Common stock issued under
     employee stock purchase plan          1,580                  --      1,580          --             --        --         --
   Distributions to noncontrolling
     interests                              (550)                 --         --          --             --        --       (550)
   Share-based compensation
     expense                               4,428                  --      4,428          --             --        --         --
   Capital contributed by selling
     shareholders of acquired
       business (5)                        1,572                  --      1,572          --             --        --         --
                                      ----------                ----   --------    --------       --------  --------     ------
Balance, September 30, 2009           $1,187,803                $686   $407,328    $(42,803)      $830,084  $(15,869)    $8,377
                                      ==========                ====   ========    ========       ========  ========     ======

(1) Represents cumulative foreign currency translation adjustments, pension liability and derivative adjustments.
(2) Represents common stock transferred at cost from treasury stock upon the issuance of restricted stock units.
(3) Represents value of shares of common stock withheld by EMCOR for income tax withholding requirements upon the issuance of restricted stock units.
(4) Net of the tax benefit associated with share-based compensation of $0.9 million and $1.8 million for the nine months ended September 30, 2009 and 2008, respectively.
(5) Represents redistributed portion of acquisition-related payments to certain employees of a company whose outstanding stock we acquired. These employees were not shareholders of that company. Such payments were dependent on continuing employment with us and were recorded as non-cash compensation expense.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly our financial position and the results of our operations. The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009. We have evaluated all subsequent events through the time of filing this Form 10-Q with the Securities and Exchange Commission on October 29, 2009, the date the financial statements were issued.

Certain reclassifications of prior year amounts have been made to conform to current year presentation.

NOTE B New Accounting Pronouncements

On January 1, 2009, we adopted the accounting pronouncement for business combinations, which changes the accounting for acquisitions, specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and changing when restructurings related to acquisitions can be recognized. This pronouncement only affects the accounting for acquisitions that are made after its adoption.

On January 1, 2009, we adopted the accounting pronouncement for noncontrolling interests in consolidated financial statements, which requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from our equity. The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement. This pronouncement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

On January 1, 2009, we adopted the accounting pronouncement for disclosures about derivative instruments and hedging activities, which requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. Although this pronouncement requires enhanced disclosures, its adoption did not affect our financial position and results of operations.

On January 1, 2009, we adopted the accounting pronouncement for determination of the useful life of intangible assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The impact that the adoption of this pronouncement may have on our financial position and results of operations will depend on the nature and extent of any intangible assets acquired subsequent to its effective date.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE B New Accounting Pronouncements - (continued)

On January 1, 2009, we adopted the accounting pronouncement for determining whether instruments granted in share-based payment transactions are participating securities, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share pursuant to the two-class method. The pronouncement requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share. The adoption of this pronouncement did not have any effect on our results of operations.

On January 1, 2009, we adopted the accounting pronouncement for equity method investment accounting considerations, which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The adoption of this pronouncement did not have any effect on our consolidated financial statements.

On January 1, 2009, we adopted the accounting pronouncement for accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, which applies to all assets acquired and all liabilities assumed in a business combination that arise from contingencies. This pronouncement states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized at the acquisition date if the following criteria are met: (1) information is available before the acquisition date and (2) the amount of the asset or liability can be reasonably estimated. The adoption of this pronouncement did not have any effect on our consolidated financial statements.

On June 30, 2009, we adopted the accounting pronouncement for interim disclosures about fair value of financial instruments, which requires fair value disclosures for financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value. Prior to this pronouncement, the fair values of those assets and liabilities were only disclosed annually. With the issuance of this pronouncement, we are now required to disclose this information on a quarterly basis. While the adoption of this pronouncement required enhanced disclosures, it did not have any effect on our consolidated financial statements.

On June 30, 2009, we adopted the accounting pronouncement for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly, which clarifies the methodology to be used to determine the fair value when there is no active market or where the price inputs being used represent distressed sales. The adoption of this pronouncement did not have any effect on our consolidated financial statements.

On June 30, 2009, we adopted the accounting pronouncement for subsequent events, which establishes the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. While the adoption of this pronouncement required enhanced disclosure, it did not have any effect on our consolidated financial statements.

On July 1, 2009, we adopted the accounting pronouncement for the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and the hierarchy of generally accepted accounting principles, which establishes the ASC as the source of authoritative accounting principles recognized by the FASB to be applied to nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. The adoption of this pronouncement did not have any effect on our consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE B New Accounting Pronouncements - (continued)

In December 2008, an accounting pronouncement was issued regarding the employers' disclosures about postretirement benefit plan assets, which requires that an employer provide objective disclosures about the plan assets of a defined benefit pension plan or other postretirement plan, including disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. This pronouncement is effective for fiscal years ending after December 15, 2009, and, as such, we plan to adopt the pronouncement as of December 31, 2009. Although this pronouncement requires enhanced disclosures, its adoption will not affect our financial position and results of operations.

In June 2009, an accounting pronouncement was issued regarding the consolidation of variable interest entities, which changes the consolidation guidance related to a variable interest entity ("VIE"). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb the losses or the right to receive the benefits of the VIE that could potentially be significant to the VIE. This statement also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. It was previously required to reconsider whether an enterprise is the primary beneficiary of a VIE only when specific events had occurred. This pronouncement also requires enhanced disclosures about an enterprise's involvement with a VIE. This pronouncement is effective for interim and annual periods beginning after November 15, 2009, and, as such, we plan to adopt this pronouncement on January 1, 2010. We have not determined the effect, if any, that the adoption of the pronouncement may have on our financial position and/or results of operations.

NOTE C Acquisitions of Businesses

On March 2, 2009, we acquired a company for an immaterial amount. This company provides mobile mechanical services and has been included in our United States facilities services reporting segment.

During 2008, we acquired five companies, which were not material individually or in the aggregate, for an aggregate purchase price of $82.7 million. One of the companies primarily provides industrial services to refineries, another primarily provides industrial maintenance services, and two others primarily perform mobile mechanical services. The four foregoing companies' results have been included in our United States facilities services reporting segment. The fifth company is a fire protection company that has been included in our United States mechanical construction and facilities services reporting segment. Goodwill and identifiable intangible assets attributable to these companies, in the aggregate, were valued at $15.0 million and $48.8 million, respectively, representing the excess of the aggregate purchase price over the fair value amounts assigned to their net tangible assets.

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

For both the three and nine month periods ended September 30, 2009, we recorded approximately $1.6 million of non-cash compensation expense related to a previous acquisition, with an offsetting amount recorded as a capital contribution from the selling shareholders of the acquired company. This non-cash expense represents a redistributed portion of acquisition-related payments made by the former owners of the acquired company to certain employees. These employees were not shareholders of the acquired company, and such payments were dependent on continuing employment with us.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE D Earnings Per Share

Calculation of Basic and Diluted Earnings per Common Share

The following tables summarize our calculation of Basic and Diluted Earnings per Common Share ("EPS") for the three and nine month periods ended September 30, 2009 and 2008 (in thousands, except share and per share data):

                                                                                                  For the
                                                                                            three months ended
                                                                                               September 30,
                                                                                        ----------------------------
                                                                                            2009             2008
                                                                                        -----------      -----------
Numerator:
Net income attributable to EMCOR Group, Inc. common stockholders                        $    39,986      $    48,635
                                                                                        ===========      ===========

Denominator:
Weighted average shares outstanding used to compute basic earnings per common share      65,897,546       65,404,404
Effect of diluted securities - Share-based awards                                         1,654,073        2,021,318
                                                                                        -----------      -----------

Shares used to compute diluted earnings per common share                                 67,551,619       67,425,722
                                                                                        ===========      ===========

Basic earnings per common share:
   Net income attributable to EMCOR Group, Inc. common stockholders                     $      0.61      $      0.74
                                                                                        ===========      ===========

Diluted earnings per share:
   Net income attributable to EMCOR Group, Inc. common stockholders                     $      0.59      $      0.72
                                                                                        ===========      ===========

                                                                                                  For the
                                                                                             nine months ended
                                                                                               September 30,
                                                                                        ----------------------------
                                                                                            2009             2008
                                                                                        -----------      -----------
Numerator:
Net income attributable to EMCOR Group, Inc. common stockholders                        $   121,573      $   121,917
                                                                                        ===========      ===========

Denominator:
Weighted average shares outstanding used to compute basic earnings per common share      65,864,793       65,331,538
Effect of diluted securities - Share-based awards                                         1,414,302        1,833,342
                                                                                        -----------      -----------

Shares used to compute diluted earnings per common share                                 67,279,095       67,164,880
                                                                                        ===========      ===========

Basic earnings per common share:
   Net income attributable to EMCOR Group, Inc. common stockholders                     $      1.85      $      1.87
                                                                                        ===========      ===========

Diluted earnings per common share:
   Net income attributable to EMCOR Group, Inc. common stockholders                     $      1.81      $      1.82
                                                                                        ===========      ===========


There were 295,624 and 516,386 anti-dilutive stock options that were excluded from the calculation of diluted EPS for the three and nine month periods ended September 30, 2009, respectively. There were 120,000 and 285,624 anti-dilutive stock options that were excluded from the calculation of diluted EPS for the three and nine month periods ended September 30, 2008, respectively.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE E Inventories

Inventories consist of the following amounts (in thousands):

                                                  September 30,     December 31,
                                                      2009              2008
                                                  -------------     ------------
Raw materials and construction materials          $      19,512     $     22,845
Work in process                                          20,383           31,756
                                                  -------------     ------------
                                                  $      39,895     $     54,601
                                                  =============     ============


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

NOTE G Long-Term Debt

Long-term debt in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

                                                  September 30,     December 31,
                                                      2009              2008
                                                  -------------     ------------
Term Loan                                         $     195,500     $    197,750
Capitalized lease obligations                               707            2,313
Other                                                        --               41
                                                  -------------     ------------
                                                        196,207          200,104
Less: current maturities                                  3,332            3,886
                                                  -------------     ------------
                                                  $     192,875     $    196,218
                                                  =============     ============


On September 19, 2007, we entered into an agreement providing for a $300.0 million term loan ("Term Loan"). The proceeds were used to pay a portion of the consideration for the acquisition of FR X Ohmstede Acquisitions Co. ("Ohmstede") and costs and expenses incident thereto. The Term Loan contains covenants, representations and warranties and events of default. The Term Loan covenants require, among other things, maintenance of certain financial ratios and certain restrictions with respect to payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We are required to make principal payments on the Term Loan in installments on the last day of March, June, September and December of each year, which commenced in March 2008, in the amount of $0.75 million. A final payment comprised of all remaining principal and interest is due in October 2010. The Term Loan is secured by substantially all of our assets and most of the assets of our U.S. subsidiaries. The Term Loan bears interest at (1) the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at September 30, 2009) plus 0.0% to 0.5% based on certain financial tests or (2) U.S. dollar LIBOR (0.25% at September 30, 2009) plus 1.0% to 2.25% based on certain financial tests. The interest rate in effect at September 30, 2009 was 1.25% (see Note H, "Derivative Instrument and Hedging Activity"). We capitalized approximately $4.0 million of debt issuance costs associated with the Term Loan. This amount is being amortized over the life of the loan and is included as part of interest expense. Since September 19, 2007, we have made prepayments under the Term Loan of $99.25 million, and mandatory repayments of $5.25 million, to reduce the balance to $195.5 million at September 30, 2009.

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

The Swap Agreement matures in October 2010, and has an amortizing notional amount that coincides with our Term Loan. We pay a fixed rate of 1.225% and receive a floating rate of 30 day LIBOR on the notional amount. This interest rate swap has been designated as an effective cash flow hedge, whereby changes in the cash flows from the swap perfectly offset the changes in the cash flows associated with the floating rate of interest on the Term Loan (see Note G, "Long-Term Debt"). The fair value of the interest rate swap at September 30, 2009 was a net liability of $1.3 million based upon the valuation technique known as the market standard methodology of netting the discounted future fixed cash flows and the discounted expected variable cash flows. The variable cash flows are based on an expectation of future interest rates (forward curves) derived from observable interest rate curves. In addition, we have incorporated a credit valuation adjustment into our calculation of fair value of the interest rate swap. This adjustment recognizes both our nonperformance risk and the respective counterparty's nonperformance risk. The net liability was included in "Other long-term obligations" on our Condensed Consolidated Balance Sheet. Accumulated other comprehensive loss at September 30, 2009 included the accumulated loss, net of income taxes, on the cash flow hedge, of $0.8 million.

We have an agreement with our derivative counterparty that contains a provision that if we default on certain of our indebtedness, we could also be declared in default on our derivative obligation.

As of September 30, 2009, the fair value of our derivative is $1.3 million and is in a net liability position. We have no obligation to post any collateral related to this derivative. As the credit value adjustment for counterparty nonperformance is immaterial, had we breached any of the provisions at September 30, 2009, we would have been required to settle our obligation under the Swap Agreement at its termination value of $1.4 million.

NOTE I Fair Value Measurements

In accordance with ASC Topic 820, "Fair Value Measurements and Disclosures", we use a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy, which gives the highest priority to quoted prices in active markets, is comprised of the following three levels:

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

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE I Fair Value Measurements - (continued)

We measure the fair value of our derivative instrument on a recurring basis. At September 30, 2009, the $1.3 million fair value of the interest rate swap was determined using Level 2 inputs.

We believe that the carrying values of our financial instruments, which include accounts receivable and other financing commitments, approximate their fair values due primarily to their short-term maturities and low risk of counterparty default. The carrying value of our Term Loan approximates the fair value due to the variable rate on such debt.

NOTE J Income Taxes

For the three months ended September 30, 2009 and 2008, our income tax provisions were $25.6 million and $28.9 million, respectively, based on effective income tax rates, before discrete items, of 38.1% and 38.4%, respectively. For the nine months ended September 30, 2009 and 2008, our income tax provisions were $81.1 million and $76.9 million, respectively, based on effective income tax rates, before discrete items, of 38.7% and 39.0%, respectively.

As of September 30, 2009 and December 31, 2008, the amount of unrecognized income tax benefits was $8.7 and $9.6 million, respectively (of which $5.7 and $6.3 million would favorably affect our effective income tax rate, if recognized). For both the three and nine month periods ended September 30, 2009, we recognized $0.9 million of previously unrecognized tax benefits (of which $0.7 million provided a reduction of our effective income tax rate), primarily relating to uncertain tax positions attributable to certain intercompany transactions.

We recognized interest expense related to unrecognized income tax positions in the income tax provision. As of September 30, 2009 and December 31, 2008, we had approximately $2.2 million and $3.7 million, respectively, of accrued interest related to unrecognized income tax benefits included as a liability on the Condensed Consolidated Balance Sheets, of which approximately a net of $1.8 million and a net of $1.5 million was reversed during each of the three and nine month periods ended September 30, 2009.

It is possible that approximately $1.4 million of unrecognized income tax benefits at September 30, 2009, primarily relating to uncertain tax positions attributable to certain intercompany transactions and compensation related accruals, will become recognized income tax benefits in the next twelve months due to the expiration of applicable statutes of limitations.

We file income tax returns with the Internal Revenue Service and various states, local and foreign jurisdictions. With few exceptions, we are no longer subject to tax audits by any tax authorities for years prior to 2004. The Internal Revenue Service has completed its audit of our federal income tax returns for the years 2005 through 2007. We agreed to and paid an assessment proposed by the Internal Revenue Service pursuant to such audit. We recorded a charge of approximately $1.9 million, inclusive of interest, for this settlement in the first quarter of 2009, which is reflected in the results for the nine months ended September 30, 2009.

NOTE K Common Stock

As of September 30, 2009 and December 31, 2008, 65,922,036 and 65,520,096 shares of our common stock were outstanding, respectively.

For the three months ended September 30, 2009 and 2008, 42,700 and 109,104 shares of common stock, respectively, were issued upon the exercise of stock options and upon the satisfaction of required conditions under certain of our share-based compensation plans. For the nine months ended September 30, 2009 and 2008, 429,767 and 274,716 shares of common stock, respectively, were issued upon the exercise of stock options, upon the satisfaction of required conditions under certain of our share-based compensation plans and upon the grants of shares of common stock.

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

Components of Net Periodic Pension Benefit Cost

The components of net periodic pension benefit cost of the UK Plan for three and nine months ended September 30, 2009 and 2008 were as follows (in thousands):

                                                          For the three months ended              For the nine months ended
                                                                September 30,                           September 30,
                                                          --------------------------              -------------------------
                                                            2009              2008                  2009             2008
                                                          --------          --------              --------         --------

Service cost                                              $    825          $  1,113              $  2,331         $  3,436
Interest cost                                                3,138             3,647                 8,859           11,259
Expected return on plan assets                              (2,552)           (3,653)               (7,205)         (11,277)
Amortization of prior service cost and actuarial loss           --                --                    --               --
Amortization of unrecognized loss                            1,109               524                 3,128            1,618
                                                          --------          --------              --------         --------
Net periodic pension benefit cost                         $  2,520          $  1,631              $  7,113         $  5,036
                                                          ========          ========              ========         ========


Employer Contributions

For the nine months ended September 30, 2009, our United Kingdom subsidiary contributed $6.0 million to its defined benefit pension plan. It anticipates contributing an additional $2.4 million during the remainder of 2009.

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

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE M Segment Information - (continued)

The segment "United States facilities services" principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers' facilities (industrial maintenance and services; outage services to utilities and industrial plants; commercial and government site-based operations and maintenance; military base operations support services; mobile maintenance and services; facilities management; installation and support for building systems; technical consulting and diagnostic services; small modification and retrofit projects; retrofit projects to comply with clean air laws; and program development, management and maintenance for energy systems), which services are not generally related to customers' construction programs, as well as industrial services operations, which primarily provide aftermarket maintenance and repair services, replacement parts and fabrication services for highly engineered shell and tube heat exchangers for refineries and the petrochemical industry. The Canada, United Kingdom and Other international construction and facilities services segments perform electrical construction, mechanical construction and facilities services. Our "Other international construction and facilities services" segment, currently operating only in the Middle East, represents our operations outside of the United States, Canada and the United Kingdom. The following tables present information about industry segments and geographic areas for the three and nine months ended September 30, 2009 and 2008 (in thousands):

                                                                    For the three months ended September 30,
                                                                    ----------------------------------------
                                                                       2009                          2008
                                                                    ----------                    ----------
Revenues from unrelated entities:
   United States electrical construction and facilities services    $  309,820                    $  446,742
   United States mechanical construction and facilities services       491,686                       625,599
   United States facilities services                                   352,365                       365,153
                                                                    ----------                    ----------
   Total United States operations                                    1,153,871                     1,437,494
   Canada construction and facilities services                          80,986                       114,861
   United Kingdom construction and facilities services                 137,128                       167,994
   Other international construction and facilities services                 --                            --
                                                                    ----------                    ----------
   Total worldwide operations                                       $1,371,985                    $1,720,349
                                                                    ==========                    ==========

                                                                    For the three months ended September 30,
                                                                    ----------------------------------------
                                                                       2009                          2008
                                                                    ----------                    ----------
Total revenues:
   United States electrical construction and facilities services    $  312,226                    $  448,056
   United States mechanical construction and facilities services       497,017                       630,794
   United States facilities services                                   357,095                       366,665
   Less intersegment revenues                                          (12,467)                       (8,021)
                                                                    ----------                    ----------
   Total United States operations                                    1,153,871                     1,437,494
   Canada construction and facilities services                          80,986                       114,861
   United Kingdom construction and facilities services                 137,128                       167,994
   Other international construction and facilities services                 --                            --
                                                                    ----------                    ----------
   Total worldwide operations                                       $1,371,985                    $1,720,349
                                                                    ==========                    ==========

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE M Segment Information - (continued)

                                                                     For the nine months ended September 30,
                                                                    ----------------------------------------
                                                                       2009                          2008
                                                                    ----------                    ----------
Revenues from unrelated entities:
   United States electrical construction and facilities services    $  956,362                    $1,277,935
   United States mechanical construction and facilities services     1,546,294                     1,854,498
   United States facilities services                                 1,081,808                     1,121,815
                                                                    ----------                    ----------
   Total United States operations                                    3,584,464                     4,254,248
   Canada construction and facilities services                         231,203                       317,061
   United Kingdom construction and facilities services                 373,624                       533,415
   Other international construction and facilities services                 --                            --
                                                                    ----------                    ----------
   Total worldwide operations                                       $4,189,291                    $5,104,724
                                                                    ==========                    ==========

                                                                     For the nine months ended September 30,
                                                                    ----------------------------------------
                                                                       2009                          2008
                                                                    ----------                    ----------
Total revenues:
   United States electrical construction and facilities services    $  962,487                    $1,282,250
   United States mechanical construction and facilities services     1,559,823                     1,867,092
   United States facilities services                                 1,093,981                     1,127,357
   Less intersegment revenues                                          (31,827)                      (22,451)
                                                                    ----------                    ----------
   Total United States operations                                    3,584,464                     4,254,248
   Canada construction and facilities services                         231,203                       317,061
   United Kingdom construction and facilities services                 373,624                       533,415
   Other international construction and facilities services                 --                            --
                                                                    ----------                    ----------
   Total worldwide operations                                       $4,189,291                    $5,104,724
                                                                    ==========                    ==========

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE M Segment Information - (continued)

                                                                    For the three months ended September 30,
                                                                    ----------------------------------------
                                                                       2009                          2008
                                                                    ----------                    ----------
Operating income (loss):
   United States electrical construction and facilities services    $   26,266                    $   33,657
   United States mechanical construction and facilities services        32,340                        31,284
   United States facilities services                                    15,163                        22,725
                                                                    ----------                    ----------
   Total United States operations                                       73,769                        87,666
   Canada construction and facilities services                           4,537                         2,587
   United Kingdom construction and facilities services                   4,000                         4,421
   Other international construction and facilities services                (40)                           --
   Corporate administration                                            (14,916)                      (16,036)
   Restructuring expenses                                                  (90)                           --
                                                                    ----------                    ----------
   Total worldwide operations                                           67,260                        78,638

Other corporate items:
   Interest expense                                                     (1,947)                       (2,535)
   Interest income                                                         788                         2,373
                                                                    ----------                    ----------
   Income before income taxes                                       $   66,101                    $   78,476
                                                                    ==========                    ==========

                                                                     For the nine months ended September 30,
                                                                    ----------------------------------------
                                                                       2009                          2008
                                                                    ----------                    ----------

Operating income (loss):
   United States electrical construction and facilities services    $   83,939                    $   75,742
   United States mechanical construction and facilities services        84,760                        74,226
   United States facilities services                                    61,219                        83,346
                                                                    ----------                    ----------
   Total United States operations                                      229,918                       233,314
   Canada construction and facilities services                          13,396                         8,202
   United Kingdom construction and facilities services                   9,744                        10,459
   Other international construction and facilities services                (40)                         (596)
   Corporate administration                                            (42,394)                      (49,671)
   Restructuring expenses                                               (4,200)                          (71)
                                                                    ----------                    ----------
   Total worldwide operations                                          206,424                       201,637

Other corporate items:
   Interest expense                                                     (5,640)                       (9,160)
   Interest income                                                       3,416                         7,565
                                                                    ----------                    ----------
   Income before income taxes                                       $  204,200                    $  200,042
                                                                    ==========                    ==========

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE M Segment Information - (continued)

                                                                    September 30,                 December 31,
                                                                        2009                          2008
                                                                    -------------                 ------------
Total assets:
   United States electrical construction and facilities services    $  303,383                    $  379,945
   United States mechanical construction and facilities services       700,614                       810,199
   United States facilities services                                 1,047,807                     1,088,474
                                                                    ----------                    ----------
   Total United States operations                                    2,051,804                     2,278,618
   Canada construction and facilities services                         125,312                       128,460
   United Kingdom construction and facilities services                 234,881                       203,764
   Other international construction and facilities services                 --                            --
   Corporate administration                                            598,132                       397,562
                                                                    ----------                    ----------
   Total worldwide operations                                       $3,010,129                    $3,008,404
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

Overview

The following table presents selected financial data for the three months ended September 30, 2009 and 2008 (in thousands, except percentages and per share data):

                                                     For the three months ended
                                                            September 30,
                                                     ---------------------------
                                                        2009             2008
                                                     ----------       ----------
Revenues                                             $1,371,985       $1,720,349
  Revenues (decrease) increase from prior year            (20.2)%           14.6%
Operating income                                     $   67,260       $   78,638
  Operating income as a percentage of revenues              4.9%             4.6%
Net income attributable to EMCOR Group, Inc.         $   39,986       $   48,635
Diluted earnings per common share                    $     0.59       $     0.72


The results of our operations for the third quarter of 2009 reflect decreases in revenues, gross profit, operating income, net income and diluted earnings per common share compared to the year ago quarter; however, gross profit margin (gross profit as a percentage of revenues) and operating margin (operating income as a percentage of revenues) increased compared to the year ago quarter. The decrease in revenues for the 2009 third quarter, when compared to the prior year's third quarter, was primarily attributable to: (a) a decline in work
performed  on  domestic  commercial  and  hospitality   construction   projects,
generally as a result of the economic slowdown, (b) a decline in revenues arising from the mobile mechanical services group of our United States facilities services segment and (c) the unfavorable exchange rate effects of the weakening British pound and Canadian dollar against the United States dollar. During the third quarter of 2009, companies we acquired in 2009 and 2008, that are within our United States facilities services segment, contributed $24.3 million to revenues and $0.6 million to operating income (net of $1.1 million of amortization expense attributable to identifiable intangible assets included in cost of sales and selling, general and administrative expenses). The decrease in operating income was a result of lower operating income from our United States electrical construction and facilities services and United States facilities services segments. These decreases were partially offset by improvement in operating income primarily as a result of: (a) reduced selling, general and administrative expenses and (b) the turnaround in the performance of one of our operations within our United States mechanical construction and facilities services segment, which operation had experienced large operating losses in the third quarter of 2008. The operating income of our Canada construction and facilities services segment also improved for the 2009 third quarter compared to the year ago quarter.

The improvement in operating margin for the 2009 third quarter, when compared to the prior year's third quarter, was in large part due to the increase in the gross profit margin in our domestic construction segments, as well as improved operating performance by our international operations. The increase in the gross profit margin for the 2009 third quarter, when compared to the prior year's third quarter, was primarily the result of (a) improved margins within our United States electrical construction and facilities services segment as a result of the resolution of uncertainties on projects nearing or at completion, and improved productivity, (b) the turnaround in the performance of one of our operations, which had experienced large operating losses in 2008, within our United States mechanical construction and facilities services segment and (c) the improved performance of our international operations. These increases were partially offset by lower gross profit margin in our United States facilities services segment as a result of lower margins, primarily in its industrial services operations.

Cash provided by operating activities increased by $72.5 million for the first nine months of 2009, compared to the first nine months of 2008, primarily due to changes in our working capital. Cash used for investing activities decreased by $33.4 million for the first nine months of 2009, compared to the first nine months of 2008, primarily due to a $32.3 million decrease in payments for acquisitions of businesses, identifiable intangible assets and payments pursuant to related earn-out agreements. Cash used in financing activities decreased by $24.5 million during the first nine months of 2009, compared to the prior year's first nine months, primarily due to repayment of a portion of our long-term indebtedness in the first nine months of 2008. Interest expense for the first nine months of 2009 was $5.6 million, a $3.5 million decrease compared to the first nine months of 2008. The decrease in interest expense was related to the reduction in our long-term indebtedness and lower interest rates as compared to 2008. Interest income for the first nine months of 2009 was $3.4 million, a $4.1 million decrease compared to the first nine months of 2008. The decrease in interest income was primarily related to lower interest rates earned on our invested cash balances.

We completed one acquisition during the first nine months of 2009 for an immaterial amount. The acquired company, which provides mobile mechanical services, has been included in our United States facilities services segment and expands our service capabilities in a geographical area in which we had been already operating. The acquisition is not material to our results of operations for the periods presented.

Operating Segments

We have the following reportable segments which provide services associated with the design, integration, installation, start-up, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; water and wastewater treatment and central plant heating and cooling); (c) United States facilities services; (d) Canada construction and facilities services; (e) United Kingdom construction and facilities services; and (f) Other international construction and facilities services. The segment "United States facilities services" principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers' facilities (industrial maintenance and services; outage services to utilities and industrial plants; commercial and government site-based operations and maintenance; military base operations support services; mobile maintenance and services; facilities management; installation and support for building systems; technical consulting and diagnostic services; small modification and retrofit projects; retrofit projects to comply with clean air laws; and program development, management and maintenance for energy systems), which services are not generally related to customers' construction programs, as well as industrial services operations, which primarily provide aftermarket maintenance and repair services, replacement parts and fabrication services for highly engineered shell and tube heat exchangers for refineries and the petrochemical industry. The Canada, United Kingdom and Other international construction and facilities services segments perform electrical construction, mechanical construction and facilities services. Our "Other international construction and facilities services" segment, currently operating only in the Middle East, represents our operations outside of the United States, Canada and the United Kingdom.

Results of Operations

Revenues

The following tables present our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

                                                                       For the three months ended September 30,
                                                                     --------------------------------------------
                                                                                    % of                    % of
                                                                        2009        Total        2008       Total
                                                                     ----------     -----     ----------    -----
Revenues:
   United States electrical construction and facilities services     $  309,820      23%      $  446,742     26%
   United States mechanical construction and facilities services        491,686      36%         625,599     36%
   United States facilities services                                    352,365      26%         365,153     21%
                                                                     ----------               ----------
   Total United States operations                                     1,153,871      84%       1,437,494     84%
   Canada construction and facilities services                           80,986       6%         114,861      7%
   United Kingdom construction and facilities services                  137,128      10%         167,994     10%
   Other international construction and facilities services                  --      --               --     --
                                                                     ----------               ----------
   Total worldwide operations                                        $1,371,985     100%      $1,720,349    100%
                                                                     ==========               ==========


                                                                        For the nine months ended September 30,
                                                                     --------------------------------------------
                                                                                    % of                    % of
                                                                        2009        Total        2008       Total
                                                                     ----------     -----     ----------    -----
Revenues:
   United States electrical construction and facilities services     $  956,362      23%      $1,277,935     25%
   United States mechanical construction and facilities services      1,546,294      37%       1,854,498     36%
   United States facilities services                                  1,081,808      26%       1,121,815     22%
                                                                     ----------               ----------
   Total United States operations                                     3,584,464      86%       4,254,248     83%
   Canada construction and facilities services                          231,203       6%         317,061      6%
   United Kingdom construction and facilities services                  373,624       9%         533,415     10%
   Other international construction and facilities services                  --      --               --     --
                                                                     ----------               ----------
   Total worldwide operations                                        $4,189,291     100%      $5,104,724    100%
                                                                     ==========               ==========


As described below in more detail, our revenues for the three months ended September 30, 2009 decreased to $1.4 billion compared to $1.7 billion of revenues for the three months ended September 30, 2008, and our revenues for the nine months ended September 30, 2009 decreased to $4.2 billion compared to $5.1 billion for the nine months ended September 30, 2008. The decrease in revenues for the three and nine month periods ended September 30, 2009, compared to the same periods in 2008, extended across all of our business segments and was primarily attributable to: (a) lower levels of work in our United States electrical construction and facilities services and mechanical construction and facilities services segments, most notably on commercial and hospitality projects, and generally as a result of the economic slowdown, (b) lower revenues from our Canadian operations as a result of fewer contracts in the automotive, energy and industrial markets and (c) the unfavorable exchange rate effects of the weakening British pound and Canadian dollar against the United States dollar. This decrease was partially offset by revenues for the three and nine months ended September 30, 2009 of $24.3 million and $89.0 million, respectively, attributable to companies acquired in 2009 and 2008, which are reported within our United States facilities services and United States mechanical construction and facilities services segments.

Our backlog at September 30, 2009 was $3.39 billion compared to $4.42 billion of backlog at September 30, 2008. Our backlog was $4.00 billion at December 31, 2008. Backlog decreases as we perform work on existing contracts and increases with awards of new contracts. The decrease in our United States electrical construction and facilities services and our United States mechanical construction and facilities services segments' backlog at September 30, 2009, compared to such backlog at September 30, 2008, was primarily due to a decrease in awards within the commercial, hospitality and industrial construction markets, partially offset by an increase in awards in the institutional construction market. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of facilities services contracts. However, if the remaining term of a facilities services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only the next 12 months of revenues.

Revenues of our United States electrical construction and facilities services segment for the three months ended September 30, 2009 decreased by $136.9 million compared to revenues for the three months ended September 30, 2008. Revenues of this segment for the nine months ended September 30, 2009 decreased by $321.6 million compared to revenues for the nine months ended September 30, 2008. The decrease in revenues for both periods was primarily attributable to lower levels of work on commercial, industrial and hospitality projects, most notably in the New York, greater Chicago (including northern Indiana), Las Vegas, and Washington D.C. markets, as a result of the recession and tight credit markets. These decreases in revenues for both periods were partially offset by an increase in revenues from healthcare related projects.

Revenues of our United States mechanical construction and facilities services segment for the three months ended September 30, 2009 decreased by $133.9 million compared to revenues for the three months ended September 30, 2008. Revenues of this segment for the nine months ended September 30, 2009 decreased by $308.2 million compared to revenues for the nine months ended September 30, 2008. The decrease in revenues for both periods was primarily attributable to a decrease in work on hospitality projects, most notably in the Las Vegas market, and commercial projects. The decreases in revenues for both periods were partially offset by an increase in revenues from work performed on industrial and healthcare projects. Additionally, the decrease in revenues for the nine months ended September 30, 2009 was partially offset by revenues of $2.2 million from a company acquired during the first quarter of 2008.

Our United States facilities services revenues decreased by $12.8 million for the three months ended September 30, 2009 compared to revenues for the three months ended September 30, 2008, and by $40.0 million for the nine months ended September 30, 2009 compared to revenues for the nine months ended September 30, 2008. The decreases in revenues for the three and nine months ended September 30, 2009 were primarily attributable to lower revenues from our mobile mechanical services group as a result of lower revenues from small discretionary projects, controls work and repair service due to the economic downturn and the cooler than normal summer in some of our major markets. The decrease in revenues for the nine months ended September 30, 2009 was also attributable to lower revenues from our industrial services operations, (i) which benefited in 2008 from a significant turnaround/expansion contract at a refinery and (ii) which experienced adverse industry conditions that led to lower demand for our shop and field refinery and petrochemical services. These decreases in revenues for the three and nine month periods ended September 30, 2009 were partially offset by: (a) revenues of $24.3 million and $86.8 million, respectively, from companies acquired in 2009 and 2008, which perform maintenance services for utility and industrial plants and perform mobile mechanical services and (b) increases in revenues from our site-based government facilities services operations.

Revenues of our Canada construction and facilities services segment decreased by $33.9 million for the three months ended September 30, 2009 compared to revenues for the three months ended September 30, 2008. Revenues of this segment decreased by $85.9 million for the nine months ended September 30, 2009 compared to revenues for the nine months ended September 30, 2008. The decrease in revenues for both periods was primarily attributable to fewer contracts for automotive, energy and industrial projects. In addition, $4.4 million and $33.8 million of the decrease in revenues for the three and nine months ended September 30, 2009, respectively, was a result of the weakening of the Canadian dollar against the United States dollar. The decreases in revenues were partially offset by more work on commercial and healthcare related projects.

Our United Kingdom construction and facilities services revenues decreased by $30.9 million for the three months ended September 30, 2009 compared to revenues for the three months ended September 30, 2008. Approximately $21.1 million of this decrease in revenues was a result of the weakening of the British pound against the United States dollar. Revenues of this segment decreased by $159.8 million for the nine months ended September 30, 2009 compared to revenues for the nine months ended September 30, 2008. Approximately $97.6 million of this decrease in revenues was a result of the weakening of the British pound against the United States dollar. In addition, the decrease in revenues for both periods was partially attributable to a decrease in revenues relating to rail contracts as a result of the planned strategy to exit this market and lower revenues from the United Kingdom's facilities services business.

Other international construction and facilities services activities consist of operations currently operating only in the Middle East. All of the current projects in this market are being performed through a joint venture. The results of the joint venture were accounted for under the equity method.

Cost of sales and Gross profit

The following tables present our cost of sales, gross profit (revenues less cost of sales) and gross profit margin (in thousands, except for percentages):

                                                For the three months ended       For the nine months ended
                                                        September 30,                  September 30,
                                               -----------------------------   -----------------------------
                                                  2009               2008         2009               2008
                                               ----------         ----------   ----------         ----------
Cost of sales                                  $1,166,740         $1,496,003   $3,576,003         $4,465,242
Gross profit                                   $  205,245         $  224,346   $  613,288         $  639,482
Gross profit, as a percentage of revenues            15.0%              13.0%        14.6%              12.5%


Our gross profit decreased by $19.1 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Gross profit decreased by $26.2 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease in gross profit for both periods was primarily attributable to lower gross profit from (a) our industrial services and mobile mechanical operations within our United States facilities services segment due to lower levels of work and (b) our international operations due to the unfavorable exchange rate effects of the weakening British pound and Canadian dollar against the United States dollar. In addition, the decrease in gross profit for the third quarter of 2009, compared to the third quarter of 2008, was primarily attributable to lower volume of work in our United States electrical construction and facilities services and mechanical construction and facilities services segments, most notably on commercial projects. The overall decrease in gross profit for the nine months ended September 30, 2009 was partially offset by increases in the gross profit contributed by our United States electrical construction and facilities services and mechanical construction and facilities services segments and by companies acquired in 2009 and 2008. In addition, the overall decrease in gross profit for the three months ended September 30, 2009 was partially offset by increases in the gross profit contributed by our United States mechanical construction and facilities services segment. For the three and nine months ended September 30, 2009, companies acquired in 2009 and 2008 contributed $2.2 million and $8.4 million to gross profit, net of amortization expense of $0.7 million and $2.5 million, respectively.

Our gross profit margin was 15.0% and 13.0% for the three months ended September 30, 2009 and 2008, respectively. Our gross profit margin was 14.6% and 12.5% for the nine months ended September 30, 2009 and 2008, respectively. The increase in the gross profit margin for the three months ended September 30, 2009 was primarily the result of (a) improved margins within our United States electrical construction and facilities services segment as a result of the resolution of uncertainties on projects at or nearing completion, and improved productivity,
(b) the turnaround in the performance of one of our operations, which had experienced large operating losses in 2008 within our United States mechanical construction and facilities services segment and (c) the improved performance of our international operations. In addition, the increase in the gross profit margin for the nine months ended September 30, 2009 was partially attributable to a charge to expense in 2008 of $7.9 million in connection with an adverse ruling in a construction lawsuit (the "UOSA Action") within our United States mechanical construction and facilities services segment. (The UOSA Action was concluded in the third quarter of 2009, and as a consequence, the Company is liable to the other party to the litigation for approximately $0.7 million.) These increases in both periods were partially offset by lower gross profit margin in our United States facilities services segment as a result of lower margins in our industrial services operations.

Selling, general and administrative expenses

The following tables present our selling, general and administrative expenses and selling, general and administrative expenses as a percentage of revenues (in thousands, except for percentages):

                                                For the three months ended       For the nine months ended
                                                        September 30,                   September 30,
                                               -----------------------------   -----------------------------
                                                  2009               2008         2009               2008
                                               ----------         ----------   ----------         ----------
Selling, general and administrative expenses   $  137,895         $  145,708   $  402,664         $  437,774
Selling, general and administrative expenses,
  as a percentage of revenues                        10.1%               8.5%         9.6%               8.6%


Our selling, general and administrative expenses for the three months ended September 30, 2009 decreased by $7.8 million to $137.9 million compared to $145.7 million for the three months ended September 30, 2008, and decreased by $35.1 million to $402.7 million for the nine months ended September 30, 2009 compared to $437.8 million for the comparable 2008 period. Selling, general and administrative expenses as a percentage of revenues were 10.1% and 9.6% for the three and nine months ended September 30, 2009, compared to 8.5% and 8.6% for the three and nine months ended September 30, 2008, respectively. The decrease in selling, general and administrative expenses for the three and nine months ended September 30, 2009, compared to the three and nine months ended September 30, 2008, was primarily due to: (a) lower incentive compensation accruals as a result of reduced forecasted earnings and lower staff levels in 2009 compared to 2008, (b) lower employee costs, such as salaries and employee benefits, as a result of downsizing of staff at numerous locations, (c) lower discretionary spending and (d) a $1.9 million and $10.1 million decrease as a result of changes in the rates of exchange of British pounds and Canadian dollars for United States dollars due to the weakening of the British pound and Canadian dollar, respectively. These decreases in selling, general and administrative expenses were partially offset by (a) $1.6 million and $6.4 million of expenses for the three and nine months ended September 30, 2009, respectively, directly related to companies acquired in 2009 and 2008, including amortization expense of $0.4 million and $1.4 million, respectively, and (b) a $2.9 million increase in our provision for doubtful accounts for the nine months ended September 30, 2009. In addition, selling, general and administrative expenses for the three months ended September 30, 2009 as compared to the same 2008 period, were unfavorably affected by changes in our phantom stock units, whose value is tied to the value of our common stock; for the nine months ended September 30, 2009, as compared to the same period in 2008, selling, general and administrative expenses were favorably impacted by the changes in the valuation of our phantom stock units. Certain of the phantom stock units referred to above were settled in cash during the first quarters of 2009 and 2008.

Restructuring expenses

Restructuring expenses, primarily related to employee severance obligations, were $0.09 million and $4.2 million for the three and nine months ended September 30, 2009, respectively. Restructuring expenses were zero and $0.07 million for the three and nine months ended September 30, 2008. Restructuring expenses for 2009 were primarily related to our international operations, our United States mechanical construction and facilities services segment and our United States facilities services segment. As of September 30, 2009, the balance of our severance obligations yet to be paid was $0.8 million, and such amount is expected to be paid in 2009.

Operating income

The following  tables present our operating  income (loss) and operating  income
(loss) as a percentage of segment revenues from unrelated entities (in thousands, except for percentages):

                                                                       For the three months ended September 30,
                                                                      -----------------------------------------
                                                                                 % of                   % of
                                                                                Segment                Segment
                                                                        2009    Revenues      2008     Revenues
                                                                      --------  --------    --------   --------
Operating income (loss):
   United States electrical construction and facilities services      $ 26,266    8.5%      $ 33,657     7.5%
   United States mechanical construction and facilities services        32,340    6.6%        31,284     5.0%
   United States facilities services                                    15,163    4.3%        22,725     6.2%
                                                                      --------              --------
   Total United States operations                                       73,769    6.4%        87,666     6.1%
   Canada construction and facilities services                           4,537    5.6%         2,587     2.3%
   United Kingdom construction and facilities services                   4,000    2.9%         4,421     2.6%
   Other international construction and facilities services                (40)    --             --      --
   Corporate administration                                            (14,916)    --        (16,036)     --
   Restructuring expenses                                                  (90)    --             --      --
                                                                      --------              --------
   Total worldwide operations                                           67,260    4.9%        78,638     4.6%

Other corporate items:
   Interest expense                                                     (1,947)               (2,535)
   Interest income                                                         788                 2,373
                                                                      --------              --------
Income before income taxes                                            $ 66,101              $ 78,476
                                                                      ========              ========


                                                                       For the nine months ended September 30,
                                                                      -----------------------------------------
                                                                                 % of                   % of
                                                                                Segment                Segment
                                                                        2009    Revenues      2008     Revenues
                                                                      --------  --------    --------   --------
Operating income (loss):
   United States electrical construction and facilities services      $ 83,939    8.8%      $ 75,742     5.9%
   United States mechanical construction and facilities services        84,760    5.5%        74,226     4.0%
   United States facilities services                                    61,219    5.7%        83,346     7.4%
                                                                      --------              --------
   Total United States operations                                      229,918    6.4%       233,314     5.5%
   Canada construction and facilities services                          13,396    5.8%         8,202     2.6%
   United Kingdom construction and facilities services                   9,744    2.6%        10,459     2.0%
   Other international construction and facilities services                (40)    --           (596)     --
   Corporate administration                                            (42,394)    --        (49,671)     --
   Restructuring expenses                                               (4,200)    --            (71)     --
                                                                      --------              --------
   Total worldwide operations                                          206,424    4.9%       201,637     4.0%

Other corporate items:
   Interest expense                                                     (5,640)               (9,160)
   Interest income                                                       3,416                 7,565
                                                                      --------              --------
Income before income taxes                                            $204,200              $200,042
                                                                      ========              ========

As described below in more detail, operating income decreased by $11.4 million for the three months ended September 30, 2009 to $67.3 million compared to operating income of $78.6 million for the three months ended September 30, 2008. Operating income increased by $4.8 million for the nine months ended September 30, 2009 to $206.4 million compared to $201.6 million for the nine months ended September 30, 2008. Operating income as a percentage of revenues ("operating margin") increased to 4.9% for the three months ended September 30, 2009 compared to 4.6% for the three months ended September 30, 2008, and increased to 4.9% for the nine months ended September 30, 2009 compared to 4.0% for the nine months ended September 30, 2008. The improvement in operating margin was in large part due to the increase in the gross profit margin from our domestic construction segments, as well as improved operating performance by our international operations.

Our United States electrical construction and facilities services operating income of $26.3 million for the three months ended September 30, 2009 decreased by $7.4 million compared to operating income of $33.7 million for the three months ended September 30, 2008. The decrease in operating income for the three months ended September 30, 2009, compared to the same period in 2008, was primarily the result of lower gross profit from commercial construction projects. Operating income of $83.9 million for the nine months ended September 30, 2009 increased by $8.2 million compared to operating income of $75.7 million for the nine months ended September 30, 2008. The increase in operating income for the nine months ended September 30, 2009, compared to the same period in 2008, was primarily the result of increased gross profit from industrial projects, including the resolution of uncertainties on projects at or near completion, and improved productivity, and from healthcare and transportation projects, partially offset by lower gross profit from commercial, hospitality and institutional projects. Selling, general and administrative expenses also decreased for the three and nine months ended September 30, 2009, compared to the same periods in 2008, principally due to lower employee costs, such as salaries, bonuses and employee benefits, primarily as a result of downsizing of staff at numerous locations and lower discretionary spending. The increase in the operating margin for both the three and nine month periods ended September 30, 2009 is primarily the result of increased gross profit margin.

Our United States mechanical construction and facilities services operating income for the three months ended September 30, 2009 was $32.3 million, a $1.1 million increase compared to operating income of $31.3 million for the three months ended September 30, 2008. Operating income for the nine months ended September 30, 2009 was $84.8 million, a $10.5 million improvement compared to operating income of $74.2 million for the nine months ended September 30, 2008. Operating income increased during the three and nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to increased gross profits from industrial, healthcare and institutional projects and the turnaround in the performance of one of our operations, which had experienced large operating losses in 2008. These increases were partially offset by notably lower operating income at our Las Vegas subsidiary and attributable to commercial construction projects as a result of the current economic slowdown. In addition, the increase in operating income for the nine months ended September 30, 2009, compared to the same period in 2008, was partially attributable to a charge to expense in 2008 of $7.9 million in connection with the UOSA Action. Selling, general and administrative expenses were lower primarily due to lower employee costs, such as salaries, employee benefits, and/or bonuses primarily as a result of downsizing of staff at numerous locations and lower discretionary spending. The increase in the operating margin for both the three and nine month periods ended September 30, 2009 is primarily the result of increased gross profit margin.

Our United States facilities services operating income for the three months ended September 30, 2009 was $15.2 million compared to operating income of $22.7 million for the three months ended September 30, 2008. Operating income for the nine months ended September 30, 2009 was $61.2 million compared to operating income of $83.3 million for the nine months ended September 30, 2008. The decreases in operating income during the three and nine months ended September 30, 2009, compared to the same periods in 2008, were primarily due to lower operating income from (a) our industrial services operations, which benefited in 2008 from a significant turnaround/expansion contract at a refinery and (b) our mobile mechanical services as a result of lower small discretionary projects, controls work and repair services due to the economic downturn and the cooler than normal summer in some of our major markets. The decrease in operating income during the nine months ended September 30, 2009, compared to the same period in 2008, was also due to lower operating income from our industrial services operations, which experienced adverse industry conditions that led to lower demand and margins for our shop and field refinery and petrochemical services. The decreases in operating income during the three and nine months ended September 30, 2009 were partially offset by operating income from companies acquired in 2009 and 2008, which contributed $0.6 million and $2.1 million of operating income, net of amortization expense of $1.1 million and $3.9 million, respectively, and which perform maintenance services at utility and industrial plants and perform mobile mechanical services. In addition, the decrease for the nine months ended September 30, 2009, as compared to the same period in 2008, was partially offset by an increase in operating income from our site-based government facilities services operations. Selling, general and administrative expenses decreased by $1.5 million in the three months ended
September 30, 2009, when compared to the same period in 2008, due to lower incentive compensation accruals. This decrease was partially offset by $1.6 million of selling, general and administrative expenses associated with companies acquired in 2009 and 2008, including amortization expense of $0.4 million. Selling, general and administrative expenses decreased by $4.7 million in the first nine months of 2009 when compared to the same period in 2008 excluding the increase of $6.2 million of selling, general and administrative expenses associated with the companies acquired in 2009 and 2008, including amortization expense of $1.3 million, and due to lower incentive compensation accruals.

Our Canada construction and facilities services operating income was $4.5 million for the three months ended September 30, 2009, compared to operating income of $2.6 million for the three months ended September 30, 2008. This segment's operating income was $13.4 million for the nine months ended September 30, 2009 compared to operating income of $8.2 million for the nine months ended September 30, 2008. The operating income improvement for the three and nine months ended September 30, 2009, compared to the same periods in 2008, was primarily due to improved results from energy, industrial and commercial construction contracts and reduced selling, general and administrative expenses as a result of a reduction in employees and lower discretionary spending. Operating income for the three and nine months ended September 30, 2009 was adversely impacted by (a) reduced operating income from automotive and healthcare projects and (b) $0.2 million and $1.9 million for the three and nine months ended September 30, 2009, respectively, relating to the rate of exchange of Canadian dollars for United States dollars as a result of the weakening of the Canadian dollar. In addition, the results for the nine months ended September 30, 2009, as compared to the same period in 2008, were adversely impacted by $2.7 million in restructuring expenses recorded by our Canadian operations.

Our United Kingdom construction and facilities services operating income for the three months ended September 30, 2009 was $4.0 million compared to operating income of $4.4 million for the three months ended September 30, 2008. This segment's operating income was $9.7 million for the nine months ended September 30, 2009 compared to operating income of $10.5 million for the nine months ended September 30, 2008. The decrease in operating income was primarily attributable to decreases of $0.6 million and $2.5 million for the three and nine months ended September 30, 2009, respectively, relating to the rate of exchange of British pounds for United States dollars as a result of the weakening of the British pound and lower operating income from the facilities services group in the United Kingdom. These decreases were partially offset by an increase in operating income at the United Kingdom's construction business and as a result of the wind down of the rail division for the three and nine months ended September 30, 2009 as compared to the same periods in 2008.

The Other international construction and facilities services segment had an operating loss of $0.04 million and was breakeven for the three month periods ended September 30, 2009 and 2008, respectively. This segment had an operating loss of $0.04 million for the nine months ended September 30, 2009 compared to an operating loss of $0.6 million for the nine months ended September 30, 2008.

Our corporate administration expenses for the three months ended September 30, 2009 were $14.9 million compared to $16.0 million for the three months ended September 30, 2008. Our corporate administrative expenses for the nine months ended September 30, 2009 were $42.4 million compared to $49.7 million for the nine months ended September 30, 2008. These decreases in expenses were primarily attributable to (a) lower incentive compensation accruals, (b) lower marketing and advertising expenses and (c) lower discretionary spending. In addition, corporate administration costs for the three months ended September 30, 2009, as compared to the same period in 2008, were unfavorably affected by changes in our phantom stock units, whose value is tied to the value of our common stock; for the nine months ended September 30, 2009, as compared to the same period in 2008, corporate administration costs were favorably impacted by the changes in the valuation of our phantom stock units. Certain of the phantom stock units referred to above were settled in cash during the first quarters of 2009 and 2008.

Interest expense for the three months ended September 30, 2009 and 2008 was $1.9 million and $2.5 million, respectively. Interest expense for the nine months ended September 30, 2009 and 2008 was $5.6 million and $9.2 million, respectively. The decrease in interest expense was related to the reduction in long-term indebtedness and lower interest rates as compared to 2008. Interest income for the three months ended September 30, 2009 was $0.8 million compared to $2.4 million for the three months ended September 30, 2008. Interest income for the nine months ended September 30, 2009 was $3.4 million compared to $7.6 million for the nine months ended September 30, 2008. The decrease in interest income was primarily related to lower interest rates earned on our invested cash balances.

For the three months ended September 30, 2009 and 2008, our income tax provision was $25.6 million and $28.9 million, respectively, based on effective income tax rates, before discrete items, of 38.1% and 38.4%, respectively. For the nine months ended September 30, 2009 and 2008, our income tax provision was $81.1 million and $76.9 million, respectively, based on effective income tax rates, before discrete items, of 38.7% and 39.0%, respectively.

Liquidity and Capital Resources

The following table presents our net cash provided by (used in) operating activities, investing activities and financing activities (in thousands):

                                                                     For the nine months ended
                                                                            September 30,
                                                                   ------------------------------
                                                                      2009                2008
                                                                   ----------          ----------
Net cash provided by operating activities                          $ 272,195           $ 199,703
Net cash used in investing activities                              $ (40,204)          $ (73,565)
Net cash used in financing activities                              $    (371)          $ (24,865)
Effect of exchange rate changes on cash and cash equivalents       $  10,742           $ (12,061)


Our consolidated cash balance increased by approximately $242.4 million from $405.9 million at December 31, 2008 to $648.2 million at September 30, 2009. The $272.2 million in net cash provided by operating activities for the nine months ended September 30, 2009, which increased $72.5 million when compared to $199.7 million in net cash provided by operating activities for the nine months ended September 30, 2008, was primarily due to changes in our working capital. Net cash used in investing activities of $40.2 million for the nine months ended September 30, 2009 decreased $33.4 million compared to $73.6 million used in the nine months ended September 30, 2008 and was primarily due to a $32.3 million decrease in payments for acquisitions of businesses, identifiable intangible assets and payments pursuant to related earn-out agreements and a $7.9 million decrease in amounts paid for the purchase of property, plant and equipment, partially offset by a $6.7 million increase in investment in and advances to unconsolidated entities and joint ventures. Net cash used in financing activities for the nine months ended September 30, 2009 decreased $24.5 million compared to the nine months ended September 30, 2008 and was primarily attributable to repayment of a portion of our long-term indebtedness in the first nine months of 2008.

The following is a summary of material contractual obligations and other commercial commitments (in millions):

                                                                             Payments Due by Period
                                                                    -----------------------------------------
                                                                       Less
                     Contractual                                       than       1-3        4-5       After
                     Obligations                           Total      1 year     years      years     5 years
-----------------------------------------------------    --------     ------    ------     ------     -------

Term Loan (including interest at 2.225%)                 $  200.1     $  7.4    $192.7     $   --     $    --
Capital lease obligations                                     0.7        0.3       0.3        0.1          --
Operating leases                                            202.2       53.0      76.0       39.4        33.8
Open purchase obligations (1)                               724.8      521.9     187.9       15.0          --
Other long-term obligations (2)                             226.4       28.4     181.2       16.8          --
Liabilities related to uncertain income tax positions        10.9        1.8       9.1         --          --
                                                         --------     ------    ------     ------     -------
Total Contractual Obligations                            $1,365.1     $612.8    $647.2     $ 71.3     $  33.8
                                                         ========     ======    ======     ======     =======

                                                                    Amount of Commitment Expiration by Period
                                                                    -----------------------------------------
                                                                       Less
                  Other Commercial                         Total       than       1-3        4-5       After
                     Commitments                         Committed    1 year     years      years     5 years
-----------------------------------------------------    ---------    ------    ------     ------     -------

Revolving Credit Facility (3)                            $     --     $   --    $   --     $   --     $    --
Letters of credit                                            65.2        7.6      57.6         --          --
                                                         --------     ------    ------     ------     -------
Total Commercial Obligations                             $   65.2     $  7.6    $ 57.6     $   --     $    --
                                                         ========     ======    ======     ======     =======


(1) Represents open purchase orders for material and subcontracting costs related to construction and service contracts. These purchase orders are not reflected in EMCOR's Condensed Consolidated Balance Sheets and should not impact future cash flows, as amounts are expected to be recovered through customer billings.
(2) Represents primarily insurance related liabilities and liabilities for deferred income taxes, classified as other long-term liabilities in the Condensed Consolidated Balance Sheets. Cash payments for insurance related liabilities may be payable beyond three years, but it is not practical to estimate these payments. We provide funding to our pension plans based on at least the minimum funding required by applicable regulations. In determining the minimum required funding, we utilize current actuarial assumptions and exchange rates to forecast estimates of amounts that may be payable for up to five years in the future. In our judgment, minimum funding estimates beyond a five year time horizon cannot be reliably estimated, and, therefore, have not been included in the table.
(3) We classify these borrowings as short-term on our Condensed Consolidated Balance Sheets because of our intent and ability to repay the amounts on a short-term basis. As of September 30, 2009, there were no borrowings outstanding under the Revolving Credit Facility.

Our revolving credit agreement (the "Revolving Credit Facility") provides for a revolving credit facility of $375.0 million. As of September 30, 2009 and December 31, 2008, we had approximately $65.2 million and $53.7 million of letters of credit outstanding, respectively, under the Revolving Credit Facility. There were no borrowings under the Revolving Credit Facility as of September 30, 2009 and December 31, 2008.

On September 19, 2007, we entered into an agreement providing for a $300.0 million Term Loan. The proceeds were used to pay a portion of the consideration for the acquisition of FR X Ohmstede Acquisitions Co. ("Ohmstede") and costs and expenses incident thereto. The Term Loan contains covenants, representations and warranties and events of default. The Term Loan covenants require, among other things, maintenance of certain financial ratios and certain restrictions with respect to payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We are required to make principal payments on the Term Loan in installments on the last day of March, June, September and December of each year, which commenced in March 2008, in the amount of $0.75 million. A final payment comprised of all remaining principal and interest is due in October 2010. The Term Loan is secured by substantially all of our assets and most of the assets of our U.S. subsidiaries. The Term Loan bears interest at (1) the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at September 30, 2009) plus 0.0% to 0.5% based on certain financial tests or (2) U.S. dollar LIBOR (0.25% at September 30, 2009) plus 1.0% to 2.25% based on certain financial tests. The interest rate in effect at September 30, 2009 was 1.25% (see Note H, "Derivative Instrument and Hedging Activity"). Since September 19, 2007, we have made prepayments under the Term Loan of $99.25 million, and mandatory repayments of $5.25 million, to reduce the balance to $195.5 million at September 30, 2009.

The terms of our construction contracts frequently require that we obtain from surety companies ("Surety Companies") and provide to our customers payment and performance bonds ("Surety Bonds") as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of September 30, 2009, based on our percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, had there been defaults on all our existing contractual obligations, would have been approximately $1.3 billion. The Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.

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

Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain our Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient or to enable us to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. However, negative macroeconomic trends may have an adverse effect on liquidity. In addition to managing borrowings, our focus on the facilities services market is intended to provide an additional buffer against economic downturns inasmuch as a part of our facilities services business is characterized by annual and multi-year contracts that provide a more predictable stream of cash flow than the construction business. Short-term liquidity is also impacted by the type and length of construction contracts in place. During past economic downturns, there were typically fewer small discretionary projects from the private sector, and companies like us aggressively bid larger long-term infrastructure and public sector contracts. Performance of long duration contracts typically requires working capital until initial billing milestones are achieved. While we strive to maintain a net over-billed position with our customers, there can be no assurance that a net over-billed position can be maintained. Our net over-billings, defined as the balance sheet accounts "billings in excess of costs and estimated earnings on uncompleted contracts" less "cost and estimated earnings in excess of billings on uncompleted contracts", were $526.3 million and $496.4 million as of September 30, 2009 and December 31, 2008, respectively.

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

We believe that current cash balances and borrowing capacity available under the Revolving Credit Facility or other forms of financing available through borrowings, combined with cash expected to be generated from operations, will be sufficient to provide our short-term and foreseeable long-term liquidity and meet our expected capital expenditure requirements. However, we are a party to lawsuits and other proceedings in which other parties seek to recover from us amounts ranging from a few thousand dollars to over $61.0 million. If we were required to pay damages in one or more such proceedings, such payments could have a material adverse effect on our financial position, results of operations and/or cash flows.

Certain Insurance Matters

As of September 30, 2009 and December 31, 2008, we utilized approximately $62.8 million and $52.2 million, respectively, of letters of credit obtained under our Revolving Credit Facility as collateral for our insurance obligations.

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

Application of Critical Accounting Policies

Our condensed consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are described in Note B - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of the annual report on Form 10-K for the year ended December 31, 2008. We adopted various new accounting pronouncements during the nine months ended September 30, 2009 (see Note B, "New Accounting Pronouncements," for further information). We believe that some of the more critical judgment areas in the application of accounting policies that affect our financial condition and results of operations are the impact of changes in the estimates and judgments pertaining to: (a) revenue recognition from (i) long-term construction contracts for which the percentage-of-completion method of accounting is used and (ii) services contracts; (b) collectibility or valuation of accounts receivable; (c) insurance liabilities; (d) income taxes; and (e) goodwill and identifiable intangible assets.

Revenue Recognition for Long-term Construction Contracts and Services Contracts

We believe our most critical accounting policy is revenue recognition from long-term construction contracts for which we use the percentage-of-completion method of accounting. Percentage-of-completion accounting is the prescribed method of accounting for long-term contracts in accordance with ASC Topic 605-35, "Revenue Recognition - Construction-Type and Production-Type Contracts", and, accordingly, is the method used for revenue recognition within our industry. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Certain of our electrical contracting business units measure percentage-of-completion by the percentage of labor costs incurred to date for each contract to the estimated total labor costs for such contract. Provisions for the entirety of estimated losses on uncompleted contracts are made in the period in which such losses are determined. Application of percentage-of-completion accounting results in the recognition of costs and estimated earnings in excess of billings on uncompleted contracts in our Condensed Consolidated Balance Sheets. Costs and estimated earnings in excess of billings on uncompleted contracts reflected in the Condensed Consolidated Balance Sheets arise when revenues have been recognized but the amounts cannot be billed under the terms of contracts. Such amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract.

Costs and estimated earnings in excess of billings on uncompleted contracts also include amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value and take into account factors that may affect our ability to bill unbilled revenues and collect amounts after billing. Due to uncertainties inherent in estimates employed in applying percentage-of-completion accounting, estimates may be revised as project work progresses. Application of percentage-of-completion accounting requires that the impact of revised estimates be reported prospectively in the condensed consolidated financial statements. In addition to revenue recognition for long-term construction contracts, we recognize revenues from the performance of facilities services for maintenance, repair and retrofit work consistent with the performance of services, which are generally on a pro-rata basis over the life of the contractual arrangement. Expenses related to all services arrangements are recognized as incurred. Revenues related to the engineering, manufacturing and repairing of shell and tube heat exchangers are recognized when the product is shipped and all other revenue recognition criteria have been met. Costs related to this work are included in inventory until the product is shipped. These costs include all direct material, labor and subcontracting costs and indirect costs related to performance such as supplies, tools and repairs.

Accounts Receivable

We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of the past due balances. The provision for doubtful accounts during the nine months ended September 30, 2009 increased $2.9 million compared to the nine months ended September 30, 2008. At September 30, 2009 and December 31, 2008, our accounts receivable of $1,182.9 million and $1,391.0 million, respectively, included allowances for doubtful accounts of $37.2 million and $34.8 million, respectively. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to deterioration of its financial condition or its credit ratings. The allowance requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis and as additional information is received.

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

Income Taxes

We have net deferred income tax liabilities primarily resulting from differences between the carrying value and income tax basis of certain depreciable and identifiable intangible assets, partially offset by non-deductible temporary differences of $18.7 million and $13.2 million at September 30, 2009 and December 31, 2008, respectively, which will impact our taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred income tax asset will not be realized. As of September 30, 2009 and December 31, 2008, the total valuation allowance on gross deferred income tax assets was approximately $5.3 million and $5.2 million, respectively.

Goodwill and Identifiable Intangible Assets

As of September 30, 2009, we had $587.3 million and $282.6 million, respectively, of goodwill and net identifiable intangible assets (primarily based on the market values of our contract backlog, developed technology, customer relationships, non-competition agreements and trade names), primarily arising out of the acquisition of companies. As of December 31, 2008, goodwill and net identifiable intangible assets were $582.7 million and $292.1 million, respectively. The changes to goodwill and net identifiable intangible assets (net of accumulated amortization) since December 31, 2008 were related to the acquisition of a company during the first nine months of 2009 and purchase price adjustments. In addition, goodwill increased due to earn-outs paid and accrued related to previous acquisitions. During 2009, the purchase price accounting for our November 2008 acquisition was finalized. As a result, identifiable intangible assets ascribed to its goodwill, contract backlog, customer relationships, trade name and to a non-competition agreement were adjusted with an insignificant impact. ASC Topic 350, "Intangibles - Goodwill and Other" ("ASC 350") requires goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, but instead must be tested at least annually for impairment (which we test each October 1, absent any impairment indicators), and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives.

We test for impairment of goodwill at the reporting unit level utilizing the two-step process as prescribed by ASC 350. The first step of this test compares the fair value of the reporting unit, determined based upon discounted estimated future cash flows, to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no further work is required and no impairment loss is recognized. If the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired and step two of the goodwill impairment test would need to be performed to measure the amount of an impairment loss, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit's goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess and charged to operations.

Our development of the present value of future cash flow projections is based upon assumptions and estimates from a review of our operating results, business plans, anticipated growth rates and weighted average cost of capital. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods. Changes in assumptions or estimates could materially affect the determination of the fair value of a reporting unit, and therefore, could affect the amount of a potential impairment.

As of September 30, 2009, we had $587.3 million of goodwill on our balance sheet and, of this amount, approximately 69.8% relates to our United States facilities services segment, approximately 29.6% relates to our United States mechanical construction and facilities services segment and approximately 0.6% relates to our United States electrical construction and facilities services segment. Although we have not yet conducted our October 1, 2009 goodwill impairment test, there have been no impairments recognized through the first nine months of 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have not used any derivative financial instruments, except as discussed below, during the nine months ended September 30, 2009, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.

We are exposed to market risk for changes in interest rates for borrowings under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at variable rates. As of September 30, 2009, there were no borrowings outstanding under the Revolving Credit Facility. This instrument bears interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at September 30, 2009) plus 0.0% to 0.5% based on certain financial tests or (2) United States dollar LIBOR (0.25% at September 30, 2009) plus 1.0% to 2.25% based on certain financial tests. The interest rates in effect at September 30, 2009 were 3.25% and 1.25% for the prime commercial lending rate and the United States dollar LIBOR, respectively. Letter of credit fees issued under the Revolving Credit Facility range from 1.0% to 2.25% of the respective face amounts of the letters of credit issued and are charged based on the type of letter of credit issued and certain financial tests. The Revolving Credit Facility expires in October 2010. There is no guarantee that we will be able to renew the Revolving Credit Facility at its expiration.

We had $195.5 million and $197.75 million of borrowings outstanding as of September 30, 2009 and December 31, 2008, respectively, on our Term Loan bearing interest at the same variable rates as the Revolving Credit Facility discussed in the preceding paragraph. The carrying value of our Term Loan approximates the fair value due to the variable rate on such debt. In order to hedge our interest rate risk on the Term Loan, we entered into an interest rate swap on January 27, 2009 to be effective January 30, 2009 so as to pay a fixed rate of interest and receive a floating rate of interest of 30 day LIBOR on the amortizing notional amount of the swap ($195.5 million as of September 30, 2009). This swap fixes the interest rate on the Term Loan at 1.225%, plus 1.0% to 2.25% based on certain financial tests. The fair value of the interest rate swap at September 30, 2009 was a net liability of $1.3 million based upon the valuation technique known as the market standard methodology of netting the discounted future fixed cash flows and the discounted expected variable cash flows. The variable cash flows are based on an expectation of future interest rates (forward curves) derived from observable interest rate curves. In addition, we have incorporated a credit valuation adjustment into our fair value of the interest rate swap. This adjustment factors in both our nonperformance risk and the respective counterparty's nonperformance risk. As an indication of the interest rate swap's sensitivity to changes in interest rates based upon an immediate 50 basis point increase in the appropriate interest rate at September 30, 2009, the termination fair value of the interest rate swap, without consideration of nonperformance risk, would increase by approximately $0.9 million to a net liability of $0.4 million. Conversely, a 50 basis point decrease in that rate would decrease the fair value of the interest rate swap, without consideration of nonperformance risk, to a net liability of $2.3 million.

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

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

3(b)           Amended and Restated By-Laws                                 Exhibit 3(b) to EMCOR's Annual Report on
                                                                            Form 10-K for the year ended December 31,
                                                                            1998 ("1998 Form 10-K")

4(a)           U.S. $375,000,000 (originally U.S. $350,000,000)Credit       Exhibit 4.1 to EMCOR's Report on Form 8-K
               Agreement dated October 14, 2005 by and among                (Date of Report October 17, 2005)
               EMCOR Group, Inc. and certain of its subsidiaries and
               Harris N.A. individually and as Agent for the Lenders
               which are or became parties thereto (the "Credit
               Agreement")

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

10(l-2)        Amendment dated as of May 4, 1999 to MacInnis                Exhibit 10(h) to EMCOR's Quarterly
               Continuity Agreement                                         Report on Form 10-Q for the quarter
                                                                            ended June 30, 1999 ("June 1999 Form
                                                                            10-Q")

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

10(u-3)        Second Amendment to 2003 Management Stock Incentive          Exhibit 10(v-3) to 2006 Form 10-K
               Plan


Exhibit                                                                     Incorporated By Reference to or
   No.         Description                                                             Page Number
-----------    --------------------------------------------------------     -------------------------------------------
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

10(i)(i)       EMCOR Group, Inc. Employee Stock Purchase Plan               Exhibit C to EMCOR's Proxy Statement
                                                                            for its Annual Meeting held June 18,
                                                                            2008


Exhibit                                                                     Incorporated By Reference to or
   No.         Description                                                             Page Number
-----------    --------------------------------------------------------     -------------------------------------------
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

10(j)(j-2)     Certificate dated March 24, 2008 evidencing Phantom          Exhibit 10(j)(j-2) to the March 2008 Form
               Stock Unit Award to Anthony J. Guzzi                         10-Q

10(k)(k)       Certificate dated March 24, 2008 evidencing Stock            Exhibit 10(k)(k) to the March 2008 Form
               Unit Award to Frank T. MacInnis                              10-Q

10(l)(l)       Restricted Stock Award Agreement dated January 2,            Exhibit 10(k)(k) to 2008 Form 10-K
               2009 between Richard F. Hamm, Jr. and EMCOR

11             Computation of Basic EPS and Diluted EPS for the             Note D of the Notes to the Condensed
               three and nine months ended September 30, 2009 and           Consolidated Financial Statements
               2008

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


Date: October 29, 2009                         EMCOR GROUP, INC.
                                  ----------------------------------------------
                                                  (Registrant)


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

Date:  October 29, 2009                             /s/FRANK T. MACINNIS
                                            ------------------------------------
                                                      Frank T. MacInnis
                                                   Chairman of the Board of
                                                        Directors and
                                                    Chief Executive Officer

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

Date:  October 29, 2009                               /s/MARK A. POMPA
                                            ------------------------------------
                                                        Mark A. Pompa
                                                 Executive Vice President and
                                                   Chief Financial Officer

                                                                    Exhibit 32.1


                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of EMCOR Group, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank T. MacInnis, Chairman of the Board of Directors and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:    October 29, 2009                           /s/FRANK T. MACINNIS
                                            ------------------------------------
                                                      Frank T. MacInnis
                                                   Chairman of the Board of
                                                        Directors and
                                                   Chief Executive Officer

                                                                    Exhibit 32.2


                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of EMCOR Group, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark A. Pompa, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:    October 29, 2009                           /s/MARK A. POMPA
                                            ------------------------------------
                                                      Mark A. Pompa
                                               Executive Vice President and
                                                 Chief Financial Officer