Form 10-K
period 2009-12-31
EMCOR GROUP INC
filed 2010-02-25
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission file Number 1-8267

EMCOR GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	11-2125338 (I.R.S. Employer Identification No.)
301 Merritt Seven Norwalk, Connecticut (Address of Principal Executive Offices)	06851-1092 (Zip Code)

Registrant’s telephone number, including area code: (203) 849-7800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well–known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,145,000,000 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the New York Stock Exchange reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock (based solely on filings of such 5% holders) have been excluded from such calculation as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of the registrant’s common stock outstanding as of the close of business on February 23, 2010: 66,211,128 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III. Portions of the definitive proxy statement for the 2010 Annual Meeting of Stockholders, which document will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K relates, are incorporated by reference into Items 10 through 14 of Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

Certain information included in this report, or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Act”). Such statements are being made pursuant to the 1995 Act and with the intention of obtaining the benefit of the “Safe Harbor” provisions of the 1995 Act. Forward-looking statements are based on information available to us and our perception of such information as of the date of this report and our current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” variations of such wording and other words or phrases of similar meaning in connection with a discussion of our future operating or financial performance, and other aspects of our business, including market share growth, gross profit, project mix, projects with varying profit margins, selling, general and administrative expenses, and trends in our business and other characterizations of future events or circumstances. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in press releases, in our presentations, on our web site and in other material released to the public. Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are only predictions and are subject to risks, uncertainties and assumptions, including those identified below in the “Risk Factors” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, and other sections of this report, and in our Forms 10-Q for the three months ended March 31, 2009, June 30, 2009 and September 30, 2009 and in other reports filed by us from time to time with the SEC as well as in press releases, in our presentations, on our web site and in other material released to the public. Such risks, uncertainties and assumptions are difficult to predict, beyond our control and may turn out to be inaccurate causing actual results to differ materially from those that might be anticipated from our forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.

PART I

ITEM 1. BUSINESS

References to the “Company,” “EMCOR,” “we,” “us,” “our” and words of similar import refer to EMCOR Group, Inc. and its consolidated subsidiaries unless the context indicates otherwise.

General

We are one of the largest electrical and mechanical construction and facilities services firms in the United States, Canada, the United Kingdom and in the world. In 2009, we had revenues of approximately $5.5 billion. We provide services to a broad range of commercial, industrial, utility and institutional customers through approximately 75 operating subsidiaries and joint venture entities. Our offices are located in the United States, Canada and the United Kingdom. In the Middle East, we carry on business through a joint venture. Our executive offices are located at 301 Merritt Seven, Norwalk, Connecticut 06851- 1092, and our telephone number at those offices is (203) 849-7800.

We specialize principally in providing construction services relating to electrical and mechanical systems in facilities of all types and in providing comprehensive services for the operation, maintenance and management of substantially all aspects of such facilities, commonly referred to as “facilities services.”

We design, integrate, install, start-up, operate and maintain various electrical and mechanical systems, including:

•	Electric power transmission and distribution systems;

•	Premises electrical and lighting systems;

•	Low-voltage systems, such as fire alarm, security and process control systems;

•	Voice and data communications systems;

•	Roadway and transit lighting and fiber optic lines;

•	Heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems;

•	Fire protection systems;

•	Plumbing, process and high-purity piping systems;

•	Water and wastewater treatment systems; and

•	Central plant heating and cooling systems.

Our facilities services businesses, which support the operation of a customer’s facilities, include:

•	Industrial maintenance and services;

•	Outage services to utilities and industrial plants;

•	Commercial and government site-based operations and maintenance;

•	Military base operations support services;

•	Mobile maintenance and services;

•	Facilities management;

•	Installation and support for building systems;

•	Technical consulting and diagnostic services;

•	Small modification and retrofit projects;

•	Retrofit projects to comply with clean air laws;

•	Program development, management and maintenance for energy systems; and

•	Shop and on-site field services for refineries and petrochemical plants.

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

We provide construction services and facilities services directly to corporations, municipalities and other governmental entities, owners/developers, and tenants of buildings. We also provide these services indirectly by acting as a subcontractor to general contractors, systems suppliers, property managers and other subcontractors. Worldwide, as of December 31, 2009, we had approximately 25,000 employees.

Our revenues are derived from many different customers in numerous industries, which have operations in several different geographical areas. Of our 2009 revenues, approximately 85% were generated in the United States and approximately 15% were generated internationally. In 2009, approximately 45% of revenues were derived from new construction projects, 21% were derived from renovation and retrofit of customer’s existing facilities, and 34% were derived from facilities services operations.

The broad scope of our operations is more particularly described below. For information regarding the revenues, operating income and total assets of each of our segments with respect to each of the last three fiscal years, and our revenues and assets attributable to the United States, Canada, the United Kingdom and all other foreign countries, see Note O—Segment Information of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data in this report.

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

Our United States electrical and mechanical construction services operations accounted for about 56% of our 2009 revenues, of which revenues of approximately 67% were related to new construction and approximately 33% were related to renovation and retrofit projects. Our United Kingdom and Canada electrical and mechanical construction services operations accounted for approximately 10% of our 2009 revenues, of which revenues of approximately 72% were related to new construction and approximately 28% were related to renovation and retrofit projects. We provide electrical and mechanical construction services for both large and small installation and renovation projects. Our largest projects include those: (a) for institutional use (such as water and wastewater treatment facilities, hospitals, correctional facilities and research laboratories); (b) for industrial use (such as pharmaceutical plants, steel, pulp and paper mills, chemical, food, automotive and semiconductor manufacturing facilities and oil refineries); (c) for transportation projects (such as highways, airports and transit systems); (d) for commercial use (such as office buildings, data centers, hotels, casinos, convention centers, sports stadiums, shopping malls and resorts); and (e) for power generation and energy management projects. Our largest projects, which typically range in size from $10.0 million up to and occasionally exceeding $150.0 million and are frequently multi-year projects, represented about 37% of our construction services revenues in 2009.

Our projects of less than $10.0 million accounted for approximately 63% of our 2009 electrical and mechanical construction services revenues. These projects are typically completed in less than one year. They usually involve electrical and mechanical construction services when an end-user or owner undertakes construction or modification of a facility to accommodate a specific use. These projects frequently require electrical and mechanical systems to meet special needs such as critical systems power supply, fire protection systems, special environmental controls and high-purity air systems, sophisticated electrical and mechanical systems for data centers, trading floors in financial services businesses, new production lines in manufacturing plants and office arrangements in existing office buildings. They are not usually dependent upon the new construction market. Demand for these projects and types of services is often prompted by the expiration of leases, changes in technology or changes in the customer’s plant or office layout in the normal course of a customer’s business.

We have expanded our United States mechanical construction and facilities services operations through acquisitions of fire protection systems businesses in 2008 and 2007. In 2009, our fire protection systems businesses contributed over $175.0 million of revenues to our United States mechanical construction and facilities services segment.

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

These facilities services, which generated approximately 34% of our 2009 revenues, are provided to owners, operators, tenants and managers of all types of facilities both on a contract basis for a specified period of time and on an individual task order basis. Of our 2009 facilities services revenues, approximately 86% were generated in the United States and approximately 14% were generated internationally.

Our facilities services operations have built on our traditional electrical and mechanical services operations, facilities services activities at our electrical and mechanical contracting subsidiaries, and our client relationships, as well as acquisitions, to expand the scope of services being offered and to develop packages of services for customers on a regional, national and global basis.

Our United States facilities services division offers a broad range of facilities services, including maintenance and service of electrical and mechanical systems, industrial maintenance and services, including outage services to utilities and industrial plants, commercial and government site-based operations and maintenance, military base operations support services, mobile maintenance and services, facilities management, installation and support for building systems, technical consulting and diagnostic services, small modification and retrofit projects, retrofit projects to comply with clean air laws, and program development, management and maintenance of energy systems.

Demand for our facilities services is driven by customers’ decisions to focus on their own core competencies, customers’ programs to reduce costs, the increasing technical complexity of their facilities and their mechanical, electrical, voice and data and other systems, and the need for increased reliability, especially in electrical and mechanical systems. These trends have led to outsourcing and privatization programs whereby customers in both the private and public sectors seek to contract out those activities that support, but are not directly associated with, the customer’s core business. Our clients requiring facilities services include the federal government, utilities, independent power producers, refineries, pulp and paper producers and major corporations engaged in information technology, telecommunications, pharmaceuticals, petrochemicals, financial services, publishing and other manufacturing.

In Washington D.C., we provide facilities services at a number of preeminent buildings, including those that house the Secret Service, the Federal Deposit Insurance Corporation, the World Bank, the Department of Veteran Affairs, and the Department of Health and Human Services. We also provide facilities services to a number of military bases, including base operations support services to the Navy Capital Region, which, among other facilities, includes the Bethesda Naval Hospital, the Naval Research Laboratory and the Washington Navy Yard. We are also involved in joint ventures providing facilities services to the Navy, including one providing facilities services to the Naval Submarine Base in Bangor, Washington and the Naval Hospital in Bremerton, Washington. The agreements pursuant to which this division provides services to the federal government are subject to renegotiation of terms and prices, termination by the government prior to the expiration of the term, and non-renewal.

In September 2007, we expanded our facilities services business in the industrial sector by acquiring FR X Ohmstede Acquisition Co. (“Ohmstede”). Headquartered in Beaumont, Texas, Ohmstede is the leading North American provider of aftermarket maintenance and repair services, replacement parts and fabrication services for highly engineered shell and tube heat exchangers for refineries and the petrochemical industry. Through Ohmstede, we provide in-shop repairs and customized design and manufacturing for heat exchangers as well as related equipment at five facilities on the U.S. Gulf Coast and at a facility in the Los Angeles, California area and provide cleaning services for heat exchangers at one of our Texas facilities. In addition, we provide aftermarket maintenance of shell and tube heat exchangers in the field. These services are tailored to meet customer needs for scheduled turnarounds or specialty callout service. We also have embedded multi-year contracts with refineries pursuant to which our crews and equipment are located at customers’ plants, allowing our employees to perform specialty services for heat exchangers and related equipment on a daily basis.

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

Our energy services business, which is part of our facilities services segment, designs, constructs and operates energy related projects and facilities on a turnkey basis. Currently, we operate several central heating and cooling plants/power and cogeneration facilities and provide maintenance services for high- voltage and boiler systems under multi-year contracts. In addition, we provide consulting and national program energy management services under multi-year agreements and energy efficiency system retrofits. Our energy services business’ recent projects include: (a) engineering, procurement and construction of a process landfill gas blending system and chilled water plant for the University of New Hampshire; (b) construction of multi-megawatt cogeneration plants for Ortho-McNeil Pharmaceutical, the University of New Hampshire and Plumas-Sierra Rural Electric Cooperative; (c) provision of evaluation, engineering, project development, and construction management services for the San Francisco Public Utilities Commission, Pacific Gas & Electric Company and Southern California Edison for self generation and alternative generation projects and a wide range of conservation and efficiency projects; and (d) multi-trade maintenance agreements for Evergreen Packaging, Georgia Pacific and Continental Tire. Over the past five years, we have also completed a number of energy related projects, including engineering, procurement and construction of two renewable energy facilities to process landfill gas into pipeline quality natural gas and construction of various multi-megawatt cogeneration plants.

Our United Kingdom subsidiary also has a division that focuses on facilities services. This division currently provides a number of facilities services to public and private sector customers under multi-year agreements.

We believe that our electrical and mechanical construction services and facilities services activities are complementary, permitting us to offer customers a comprehensive package of services. Our ability to offer construction services and facilities services enhances our competitive position with customers. Furthermore, our revenues from our facilities services operations tend to be less cyclical than our construction operations because facilities services are more responsive to the needs of an industry’s operational requirements rather than its construction requirements.

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

While the facilities services business is also highly fragmented with most competitors operating in a specific geographic region, a number of large corporations such as Johnson Controls, Inc., Fluor Corp., UNICCO Service Company, the Washington Division of URS Corporation, CB Richard Ellis, Inc., Jones Lang LaSalle, ABM Facility Services and Linc Facility Services, LLC are engaged in this field, as are large original equipment manufacturers such as Carrier Corp. and Trane Air Conditioning. With respect to our industrial services operations, we are the leading North American provider of aftermarket maintenance and repair services, replacement parts and fabrication services for highly engineered shell and tube heat exchangers. The key competitive factors in the facilities services business include price, service, quality, technical expertise, geographic scope and the availability of qualified personnel and managers. Due to our size, both financial and geographic, and our technical capability and management experience, we believe we are in a strong competitive position in the facilities services business.

Employees

At December 31, 2009, we employed approximately 25,000 people, approximately 64% of whom are represented by various unions pursuant to more than 375 collective bargaining agreements between our individual subsidiaries and local unions. We believe that our employee relations are generally good. Only one of these collective bargaining agreements is national or regional in scope.

Backlog

We had backlog as of December 31, 2009 of approximately $3.15 billion, compared with backlog of approximately $4.00 billion as of December 31, 2008. Backlog decreases as we perform work on existing contracts and increases with awards of new contracts. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of the facilities services contracts. However, if the remaining term of a facilities services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only the next 12 months of revenues.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, which we refer to as the “SEC”. These filings are available to the public over the internet at the SEC’s web site at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

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

ITEM 1A. RISK FACTORS

Our business is subject to a variety of risks, including the risks described below as well as adverse business and market conditions and risks associated with foreign operations. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not known to us or not described below which we have not determined to be material may also impair our business operations. You should carefully consider the risks described below, together with all other information in this report, including information contained in the “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” sections. If any of the following risks actually occur, our business, financial condition and results of operations could be adversely affected, and we may not be able to achieve our goals. Such events may cause actual results to differ materially from expected and historical results, and the trading price of our common stock could decline.

The economic downturn has lead to a reduction in demand for our construction services. Negative conditions in the credit markets may continue to adversely impact our ability to operate our business. The level of demand for construction services from our clients has been, and will likely continue to be, adversely impacted by the downturn in the industries we service, as well as in the economy in general. As the general level of economic activity has slowed, certain of our ultimate customers have delayed or cancelled, and may continue to delay or cancel, projects or capital spending, especially with respect to more profitable private sector work, and this downturn has adversely affected our ability to continue to grow and has resulted in a reduction in our revenues and profitability, and is likely to continue to adversely affect our revenues and profitability. A number of economic factors, including financing conditions for the industries we serve, have adversely affected, and may continue to adversely affect, our ultimate customers and their ability or willingness to fund capital expenditures in the future or pay for past services. General concerns about the fundamental soundness of domestic and foreign economies has caused and may continue to cause ultimate customers to defer projects even if they have credit available to them. Continuation or further worsening of financial and macroeconomic conditions could have a significant adverse effect on our revenues and profitability.

Many of our clients depend on the availability of credit to help finance their capital and maintenance projects. During 2009, the availability of credit tightened in spite of governmental efforts to increase liquidity and reduce interest rates. This situation has negatively impacted the ability of existing and prospective ultimate customers to fund projects we might otherwise perform, particularly those in the more profitable private sector. As a result, certain ultimate customers have deferred and others may defer such projects for an unknown, but perhaps lengthy, period. Such deferrals have inhibited our growth and adversely affected our results of operations and are likely to continue to have an adverse impact on our results of operations.

In a weak economic environment, particularly in a period of restrictive credit markets, we may experience greater difficulties in collecting payments from, and negotiating change orders and/or claims with, our clients due to, among other reasons, a diminution in our ultimate customers’ access to the credit markets. If clients delay in paying or fail to pay a significant amount of our outstanding receivables, or we fail to successfully negotiate a significant portion of our change orders and/or claims with clients, it could have an adverse effect on our liquidity, results of operations and financial condition.

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

Regardless of economic or market conditions, investment decisions by our ultimate customers may vary by location or as a result of other factors like the availability of labor or relative construction costs. Because we are dependent on the timing and funding of new awards, we are therefore vulnerable to changes in our clients’ markets and investment decisions. Our business has traditionally lagged recoveries in the general economy and, therefore, may not recover as quickly as the economy at large.

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

We are a decentralized company, which presents certain risks. While we believe this practice has enhanced our growth and enabled us to remain responsive to opportunities and to our customers’ needs, it necessarily places significant control and decision-making powers in the hands of local management. This presents various risks, including the risk that we may be slower or less able to identify or react to problems affecting a key business than we would in a more centralized environment.

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

Many of our contracts, especially our facilities services contracts, may be canceled on short notice, and we may be unsuccessful in replacing such contracts if they are canceled or as they are completed or expire. We could experience a decrease in revenues, net income and liquidity if any of the following occur:

•	customers cancel a significant number of contracts;

•	we fail to win a significant number of our existing contracts upon re-bid;

•	we complete a significant number of non-recurring projects and cannot replace them with similar projects; or

•	we fail to reduce operating and overhead expenses consistent with any decrease in our revenues.

We may be unsuccessful in generating internal growth. Our ability to generate internal growth will be affected by, among other factors, our ability to:

•	expand the range of services offered to customers to address their evolving needs;

•	attract new customers; and

•	increase the number of projects performed for existing customers.

In addition, existing and potential customers have reduced, and may continue to reduce, the number or size of projects available to us due to their inability to obtain capital or pay for services provided. Many of the factors affecting our ability to generate internal growth are beyond our control, and we cannot be certain that our strategies will be successful or that we will be able to generate cash flow sufficient to fund our operations and to support internal growth. If we are not successful, we may not be able to achieve internal growth, expand operations or grow our business.

The departure of key personnel could disrupt our business. We depend on the continued efforts of our senior management. The loss of key personnel, or the inability to hire and retain qualified executives, could negatively impact our ability to manage our business. However, we have executive development and management succession plans in place in order to minimize any such negative impact.

We may be unable to attract and retain skilled employees. Our ability to grow and maintain productivity and profitability will be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We are dependent upon our project managers and field supervisors who are responsible for managing our projects; and there can be no assurance that any individual will continue in his or her capacity for any particular period of time, and the loss of such qualified employees could have an adverse effect on our business. We cannot be certain that we will be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our business strategy or that labor expenses will not increase as a result of a shortage in the supply of these skilled personnel. Labor shortages or increased labor costs could impair our ability to maintain our business or grow our revenues.

Our unionized workforce could adversely affect our operations. As of December 31, 2009, approximately 64% of our employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. However, only one of our collective bargaining agreements is national or regional in scope, and not all of our collective bargaining agreements expire at the same time. Strikes or work stoppages would adversely impact our relationships with our customers and could have a material adverse effect on our financial condition, results of operations and cash flows. We contribute to many multi-employer union pension funds based upon wages paid to our union employees. Under the Employee Retirement Income Security Act, we may become liable for our proportionate share of the multi-employer pension plans’ underfunding, if we cease to contribute to one of these pension plans.

Fluctuating foreign currency exchange rates impact our financial results. We have significant foreign operations in Canada and the United Kingdom, which for 2009 accounted, in the aggregate, for 15% of our revenues. Our reported financial condition and results of operations are exposed to the effects (both positive and negative) that fluctuating exchange rates have on the process of translating the financial statements of our international operations, which are denominated in local currencies, into the U.S. dollar.

Our failure to comply with environmental laws could result in significant liabilities. Our operations are subject to various laws, including environmental laws and regulations, including those dealing with the handling and disposal of asbestos and other hazardous waste products, PCBs and fuel storage. A violation of such laws and regulations may expose us to various claims, including claims by third parties, as well as remediation costs and fines. We own and lease many facilities. Some of these facilities contain fuel storage tanks, which may be above or below ground. If these tanks were to leak, we could be responsible for the cost of remediation as well as potential fines. As a part of our business, we also install fuel storage tanks and are sometimes required to deal with hazardous materials, all of which may expose us to environmental liability.

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

Opportunities within the government sector could lead to increased governmental regulation applicable to us and unrecoverable startup costs. Most government contracts are awarded through a regulated competitive bidding process. As we pursue increased opportunities in the government arena, particularly in our facilities services segment, management’s focus associated with the start-up and bidding process may be diverted away from other opportunities. If we are to be successful in being awarded additional government contracts, a significant amount of costs could be required before any revenues are realized from these contracts. In addition, as a government contractor we are subject to a number of procurement rules and other regulations, any deemed violation of which could lead to fines or penalties or a loss of business. Government agencies routinely audit and investigate government contractors. Government agencies may review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. If government agencies determine through these audits or reviews that costs are improperly allocated to specific contracts, they will not reimburse the contractor for those costs or may require the contractor to refund previously reimbursed costs. If government agencies determine that we are engaged in improper activity, we may be subject to civil and criminal penalties. Government contracts are also subject to renegotiation of profit, termination by the government prior to the expiration of the term and non-renewal by the government.

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

Surety market conditions have in recent years become more difficult due to the economy and the regulatory environment. Consequently, less overall bonding capacity is available in the market than in the past, and surety bonds have become more expensive and restrictive. Further, under standard terms in the surety market, surety companies issue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing any bonds.

Current or future market conditions, as well as changes in our sureties’ assessment of our or their own operating and financial risk, could cause our surety companies to decline to issue, or substantially reduce the amount of, bonds for our work and could increase our bonding costs. These actions can be taken on short notice. If our surety companies were to limit or eliminate our access to bonding, our alternatives would include seeking bonding capacity from other surety companies, increasing business with clients that do not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. Accordingly, if we were to experience an interruption or reduction in the availability of bonding capacity, we may be unable to compete for or work on certain projects.

We are effectively self-insured against many potential liabilities. Although we maintain insurance policies with respect to a broad range of risks, including automobile liability, general liability, workers’ compensation and employee group health, these policies do not cover all possible claims and certain of the policies are subject to large deductibles. Accordingly, we are effectively self-insured for a substantial number of actual and potential claims. In addition, if any of our insurance carriers defaulted on its obligations to provide insurance coverage by reason of its insolvency or for other reasons, our exposure to claims would increase and our profits would be adversely affected. Our estimates for unpaid claims and expenses are based on known facts, historical trends and industry averages, utilizing the assistance of an actuary. We reflect these liabilities in our balance sheet as “Other accrued expenses and liabilities” and “Other long-term obligations.” The determination of such estimated liabilities and their appropriateness are reviewed and updated at least quarterly. However, these liabilities are difficult to assess and estimate due to many relevant factors, the effects of which are often unknown, including the severity of an injury or damage, the determination of liability in proportion to other parties, the timeliness of reported claims, the effectiveness of our risk management and safety programs and the terms and conditions of our insurance policies. Our accruals are based upon known facts, historical trends and our reasonable estimate of future expenses, and we believe such accruals are adequate. However, unknown or changing trends, risks or circumstances, such as increases in claims, a weakening economy, increases in medical costs, changes in case law or legislation or changes in the nature of the work we perform, could render our current estimates and accruals inadequate. In such case, adjustments to our balance sheet may be required and these increased liabilities would be recorded in the period that the experience becomes known. Insurance carriers may be unwilling, in the future, to provide our current levels of coverage without a significant increase in insurance premiums and/or collateral requirements to cover our deductible obligations. Increased collateral requirements may be in the form of additional letters of credit, and an increase in collateral requirements could significantly reduce our liquidity. If insurance premiums increase, and/or if insurance claims are higher than our estimates, our profitability could be adversely affected.

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

If we fail to integrate future acquisitions successfully, this could adversely affect our business and results of operations. As part of our growth strategy, we acquire companies that expand, complement and/or diversify our business. Future acquisitions may expose us to operational challenges and risks, including the diversion of management’s attention from our existing business, the failure to retain key personnel or customers of an acquired business, the assumption of unknown liabilities of the acquired business for which there are inadequate reserves and the potential impairment of acquired identifiable intangible assets, including goodwill. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify and acquire desirable businesses and successfully integrate any businesses acquired.

Our results of operations could be adversely affected as a result of goodwill and other identifiable intangible asset impairments. When we acquire a business, we record an asset called “goodwill” equal to the excess amount paid for the business, including liabilities assumed, over the fair value of the tangible and identifiable intangible assets of the business acquired. The Financial Accounting Standards Board (“FASB”) requires that all business combinations be accounted for using the acquisition method of accounting and that certain identifiable intangible assets acquired in a business combination be recognized as assets apart from goodwill. FASB Accounting Standard Codification (“ASC”) Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”) provides that goodwill and other identifiable intangible assets that have indefinite useful lives not be amortized, but instead must be tested at least annually for impairment, and identifiable intangible assets that have finite useful lives should continue to be amortized over their useful lives and be tested for impairment whenever facts and circumstances indicate that the carrying values may not be fully recoverable. ASC 350 also provides specific guidance for testing goodwill and other non- amortized identifiable intangible assets for impairment, which we test annually each October 1. ASC 350 requires management to make certain estimates and assumptions to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities. Such fair value is determined using discounted estimated future cash flows. Our development of the present value of future cash flow projections is based upon assumptions and estimates by management based on a review of our operating results, business plans, anticipated growth rates and margins and the weighted average cost of capital, among others. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods. There can be no assurance that our estimates and assumptions made for purposes of our goodwill and identifiable intangible asset impairment testing as of October 1, 2009 will prove to be accurate predictions of the future. If our assumptions regarding business plans or anticipated growth rates and/or margins are not achieved, we may be required to record goodwill and/or identifiable intangible asset impairment charges in future periods, whether in connection with our next annual impairment testing on October 1, 2010 or earlier, if an indicator of an impairment is present outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such a charge would be material to our results of operations.

We did not record an impairment of our goodwill for the year ended December 31, 2009. The annual impairment review of our indefinite lived intangible assets for the year ended December 31, 2009 resulted in a $13.5 million non-cash impairment charge as a result of a change in the fair value of trade names and customer relationships associated with certain prior year acquisitions reported within our United States facilities services and United States mechanical construction and facilities services segments.

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

We account for the majority of our construction projects using the percentage-of-completion method of accounting; therefore, variations of actual results from our assumptions may reduce our profitability. We recognize revenues on construction contracts using the percentage-of-completion method of accounting in accordance with ASC Topic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts”. See Application of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Under the percentage-of-completion method of accounting, we record revenue as work on the contract progresses. The cumulative amount of revenues recorded on a contract at a specified point in time is that percentage of total estimated revenues that costs incurred to date bear to estimated total costs. Accordingly, contract revenues and total cost estimates are reviewed and revised as the work progresses. Adjustments are reflected in contract revenues in the period when such estimates are revised. Estimates are based on management’s reasonable assumptions and experience, but are only estimates. Variation of actual results from assumptions on an unusually large project or on a number of average size projects could be material. We are also required to immediately recognize the full amount of the estimated loss on a contract when estimates indicate such a loss. Such adjustments and accrued losses could result in reduced profitability, which would negatively impact our cash flow from operations.

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

Certain provisions of our corporate governance documents could make an acquisition of us, or a substantial interest in us, more difficult. The following provisions of our certificate of incorporation and bylaws, as currently in effect, as well as Delaware law, could discourage potential proposals to acquire us, delay or prevent a change in control of us or limit the price that investors may be willing to pay in the future for shares of our common stock:

•	our certificate of incorporation permits our board of directors to issue “blank check” preferred stock and to adopt amendments to our bylaws;

•	our bylaws contain restrictions regarding the right of our stockholders to nominate directors and to submit proposals to be considered at stockholder meetings;

•	our certificate of incorporation and bylaws restrict the right of our stockholders to call a special meeting of stockholders and to act by written consent; and

•

we are subject to provisions of Delaware law, which prohibit us from engaging in any of a broad range of business transactions with an “interested stockholder” for a period of three years following the date such stockholder becomes classified as an interested stockholder.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our operations are conducted primarily in leased properties. The following table lists facilities over 25,000 square feet, both leased and owned, and identifies the business segment that is the principal user of each such facility.

	Approximate Square Feet	Lease Expiration Date, Unless Owned
Corporate Headquarters
301 Merritt Seven Norwalk, Connecticut	38,650	6/30/18
Operating Facilities
4050 Cotton Center Boulevard Phoenix, Arizona (a)	30,603	4/30/11
1200 North Sickles Drive Tempe, Arizona (b)	29,000	Owned
601 South Vincent Avenue Azusa, California (c)	36,456	10/31/11
20545 Belshaw Avenue Carson, California (a)	29,227	8/31/12
1168 Fesler Street El Cajon, California (b)	67,560	8/31/12
17925 South Broadway Gardena, California (b)	27,040	6/3/11
24041 Amador Street Hayward, California (b)	40,000	10/31/11
25601 Clawiter Road Hayward, California (b)	34,800	6/30/14
4462 Corporate Center Drive Los Alamitos, California (c)	57,863	9/30/14
825 Howe Road Martinez, California (c)	109,795	12/31/12
19800 Normandie Avenue Torrance, California (a)	36,264	3/31/14
8670 Younger Creek Drive Sacramento, California (b)	54,135	1/13/12
940 Remillard Court San Jose, California (a)	119,560	7/31/17
5525 Gaines Street San Diego, California (c)	27,000	12/31/11
9505 and 9525 Chesapeake Drive San Diego, California (c)	25,124	12/31/11
4405 and 4420 Race Street Denver, Colorado (b)	31,340	9/30/16
345 Sheridan Boulevard Lakewood, Colorado (c)	63,000	Owned
166 Tunnel Road Vernon, Connecticut (a)	27,000	12/31/18
9820 Satellite Boulevard Orlando, Florida (a)	49,440	12/31/15
3145 Northwoods Parkway Norcross, Georgia (c)	25,808	1/31/12
400 Lake Ridge Drive Smyrna, Georgia (a)	30,000	9/30/12
2160 North Ashland Avenue Chicago, Illinois (a)	36,850	6/30/10
3100 Woodcreek Drive Downers Grove, Illinois (c)	55,551	7/31/17

	Approximate Square Feet	Lease Expiration Date, Unless Owned
1406 West Cardinal Court Urbana, Illinois (b)	161,956	9/30/12
7614 and 7720 Opportunity Drive Fort Wayne, Indiana (b)	136,695	10/31/18
2655 Garfield Street Highland, Indiana (c)	57,765	6/30/14
3100 and 3116 Brinkerhoff Road Kansas City, Kansas (b)	44,840	11/30/11
631 Pecan Circle Manhattan, Kansas (b)	34,719	8/31/13
4250 Highway 30 St. Gabriel, Louisiana (a)	90,000	Owned
1750 Swisco Road Sulphur, Louisiana (a)	112,000	Owned
4530 Hollins Ferry Road Baltimore, Maryland (b)	26,792	Owned
1999-2000 Halethorpe Avenue Halethorpe, Maryland (b)	48,000	Month-To-Month
80 Hawes Way Stoughton, Massachusetts (a) (b)	36,621	6/10/13
Tax Assessor Parcel: 162-30-801-006,007 Clark County, Nevada (b)	83,635	5/14/11
3555 West Oquendo Road Las Vegas, Nevada (c)	90,000	11/30/11
348 New Country Road Secaucus, New Jersey (b)	37,905	12/31/12
301 and 305 Suburban Avenue Deer Park, New York (b)	33,535	3/31/10
569-573 Brook Avenue Deer Park, New York (b)	50,000	12/31/10
111-01 14th Avenue College Point, New York (c)	184,000	2/28/11
112-03/09 14th Avenue College Point, New York (c)	40,000	Month-To-Month
516 West 34th Street New York, New York (c)	25,000	6/30/12
Two Penn Plaza New York, New York (c)	54,570	1/31/16
704 Clinton Avenue South Rochester, New York (a)	30,000	7/31/11
2900 Newpark Drive Barberton, Ohio (b)	91,831	11/1/17
200 Smally Road Cincinnati, Ohio (a)	28,040	6/30/15
3976 Southern Avenue Cincinnati, Ohio (b)	44,815	3/31/18
10,14,15,17 and 21 West Voorhees Street Cincinnati, Ohio (a)	34,189	9/30/11
2300 International Street Columbus, Ohio (c)	25,500	10/31/12
5711-5805 South West Hood Avenue Portland, Oregon (c)	29,158	12/31/15
9815 Roosevelt Boulevard Philadelphia, Pennsylvania (a)	33,405	11/30/11

	Approximate Square Feet	Lease Expiration Date, Unless Owned
6045 East Shelby Drive Memphis, Tennessee (a)	53,618	4/30/18
937 Pine Street Beaumont, Texas (a)	78,962	Owned
895 North Main Street Beaumont, Texas (a)	75,000	Owned
410 Flato Road Corpus Christi, Texas (a)	57,000	Owned
5550 Airline Drive and 25 Tidwell Road Houston, Texas (b)	157,544	12/31/14
12415 Highway 225 La Porte, Texas (a)	78,000	Owned
1574 South West Temple Salt Lake City, Utah (c)	120,904	Month-To-Month
2455 West 1500 South Salt Lake City, Utah (c)	58,339	4/30/18
320 23rd Street Arlington, Virginia (a)	43,028	3/5/10
2800 Crystal Drive Arlington, Virginia (a)	28,554	2/28/17
109 Executive Drive Dulles, Virginia (c)	41,007	8/31/16
22930 Shaw Road Dulles, Virginia (c)	32,616	2/28/15
3280 Formex Road Richmond, Virginia (b)	30,640	7/31/13
8657 South 190th Street Kent, Washington (b)	46,125	7/30/13
6950 Gisholt Drive Madison, Wisconsin (b)	32,020	5/31/12
615 South 89th Street Milwaukee, Wisconsin and 9100 West Conrad Street West Allis, Wisconsin (b)	38,000	5/31/20
400 Parkdale Avenue North Hamilton, Ontario, Canada (d)	48,826	5/24/11

We believe that our property, plant and equipment are well maintained, in good operating condition and suitable for the purposes for which they are used.

See Note M—Commitments and Contingencies of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for additional information regarding lease costs. We utilize substantially all of our leased or owned facilities and believe there will be no difficulty either in negotiating the renewal of our real property leases as they expire or in finding alternative space, if necessary.

(a)	Principally used by a company engaged in the “United States facilities services” segment.

(b)	Principally used by a company engaged in the “United States mechanical construction and facilities services” segment.

(c)	Principally used by a company engaged in the “United States electrical construction and facilities services” segment.

(d)	Principally used by a company engaged in the “Canada construction and facilities services” segment.

ITEM 3. LEGAL PROCEEDINGS

On March 14, 2003, John Mowlem Construction plc (“Mowlem”) presented a claim in arbitration against our United Kingdom subsidiary, EMCOR Group (UK) plc (formerly named EMCOR Drake & Scull Group plc) (“D&S”), in connection with a subcontract D&S entered into with Mowlem with respect to a project for the United Kingdom Ministry of Defence at Abbey Wood in Bristol, U.K. Mowlem seeks damages arising out of alleged defects in the D&S design and construction of the electrical and mechanical engineering services for the project. Mowlem’s claim is for 38.5 million British pounds sterling (approximately $62.0 million), which includes costs allegedly incurred by Mowlem in connection with rectification of the alleged defects, overhead, legal fees, delay and disruption costs related to such defects, and interest on such amounts. The claim also includes amounts in respect of liabilities that Mowlem accepted in connection with a settlement agreement it entered into with the Ministry of Defence and which it claims are attributable to D&S. D&S believes it has good and meritorious defenses to the Mowlem claim. D&S has denied liability and has asserted a counterclaim for approximately 11.6 million British pounds sterling (approximately $18.7 million) for certain design, labor and delay and disruption costs incurred by D&S in connection with its subcontract with Mowlem for work performed through 1996.

On December 17, 2007, one of our subsidiaries, F&G Mechanical Corp. (“F&G”), was served with a grand jury subpoena duces tecum issued by a grand jury empanelled by the United States District Court for the District of New Jersey that is investigating allegations of union corruption. Two additional subpoenas for documents were served on F&G in January 2008. F&G and one of its vice presidents have been identified as targets of the investigation in connection with certain payments made to third parties by F&G for services to F&G at various construction sites. F&G has produced documents in response to the subpoenas and has cooperated with investigators since learning of the investigation. We believe that the investigation has been concluded.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2009.

EXECUTIVE OFFICERS OF THE REGISTRANT

Frank T. MacInnis, Age 63; Chairman of the Board and Chief Executive Officer of the Company since April 1994. Mr. MacInnis was elected to the additional position of President on February 26, 2004 and served as such until October 25, 2004.

Anthony J. Guzzi, Age 45; President and Chief Operating Officer since October 25, 2004. From August 2001, until he joined the Company, Mr. Guzzi served as President of the North American Distribution and Aftermarket Division of Carrier Corporation (“Carrier”). Carrier is a manufacturer and distributor of commercial and residential HVAC and refrigeration systems and equipment and a provider of after-market services and components of its own products and those of other manufacturers in both the HVAC and refrigeration industries.

Sheldon I. Cammaker, Age 70; Executive Vice President and General Counsel of the Company since September 1987 and Secretary of the Company since May 1997. Prior to September 1987, Mr. Cammaker was a senior partner of the New York City law firm of Botein, Hays & Sklar.

R. Kevin Matz, Age 51; Executive Vice President - Shared Services of the Company since December 2007 and Senior Vice President - Shared Services from June 2003 to December 2007. From April 1996 to June 2003, Mr. Matz served as Vice President and Treasurer of the Company and Staff Vice President - Financial Services of the Company from March 1993 to April 1996.

Mark A. Pompa, Age 45; Executive Vice President and Chief Financial Officer of the Company since April 3, 2006. From June 2003 to April 2, 2006, Mr. Pompa was Senior Vice President - Chief Accounting Officer of the Company, and from June 2003 to January 2007, Mr. Pompa was also Treasurer of the Company. From September 1994 to June 2003, Mr. Pompa was Vice President and Controller of the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our common stock trades on the New York Stock Exchange under the symbol “EME”.

The following table sets forth high and low sales prices for our common stock for the periods indicated as reported by the New York Stock Exchange:

Holders. As of February 23, 2010, there were approximately 70 stockholders of record and, as of that date, we estimate there were approximately 26,626 beneficial owners holding our common stock in nominee or “street” name.

2009	High	Low
First Quarter	$23.64	$13.44
Second Quarter	$23.75	$16.50
Third Quarter	$26.38	$17.88
Fourth Quarter	$27.85	$22.17

2008	High	Low
First Quarter	$25.88	$18.25
Second Quarter	$29.89	$22.45
Third Quarter	$36.05	$24.22
Fourth Quarter	$26.47	$11.17

Dividends. We did not pay dividends on our common stock during 2009 or 2008, and we do not anticipate that we will pay dividends on our common stock in the foreseeable future. Our working capital credit facility limits the payment of dividends on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes, as of December 31, 2009, equity compensation plans that were approved by stockholders and equity compensation plans that were not approved by stockholders. The information in the table and in the Notes thereto has been adjusted for 2-for-1 stock splits effected on July 9, 2007 and February 10, 2006.

Plan Category	Equity Compensation Plan Information
	A		B	C
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Security Holders	2,451,931	(1)	$16.35 (1)	686,171 (3)
Equity Compensation Plans Not Approved by Security Holders	2,458,132	(2)	$11.26	—

Total	4,910,063		$13.59	686,171

(1)	Included within this amount are 374,889 restricted stock units that will be issued for no consideration, and therefore, are excluded from the weighted average exercise price calculation.

(2)

12,000 shares relate to outstanding options to purchase shares of our common stock which were granted to our employees (other than executive officers) (the “Employee Options”), 2,414,132 shares relate to outstanding options to purchase shares of our common stock which were granted to our executive officers (the “Executive Options”) and 32,000 shares relate to outstanding options to purchase shares of our common stock which were granted to our Directors (the “Director Options”).

(3)

Represents shares of our common stock available for future issuance under our 2007 Incentive Plan, which may be issuable in respect of options and/or stock appreciation rights granted under the Plan and/or may also be issued pursuant to the award of restricted stock, unrestricted stock and/ or awards that are valued in whole or in part by reference to, or are otherwise based on the fair market value of, our common stock.

Employee Options

The Employee Options referred to in note (2) to the immediately preceding table under Equity Compensation Plan Information (the “Table”) vested over three years in equal annual installments, commencing with the first anniversary of the date of grant of the Employee Options. Our Board of Directors granted such Employee Options to certain of our key employees based upon their performance. Those Employee Options have an exercise price per share equal to the fair market value of a share of our common stock on their respective grant dates and have a term of ten years from the grant date.

Executive Options

The references below to numbers of options and to option exercise prices have been adjusted for 2-for-1 stock splits effected on July 9, 2007 and February 10, 2006.

140,000 of the Executive Options referred to in note (2) to the Table were granted to six of our then executive officers in connection with their employment agreements with us, which employment agreements were made as of January 1, 1998, as amended (the “1998 Employment Agreements”) and have since expired. Pursuant to the terms of the 1998 Employment Agreements, each such executive officer received a fixed number of Executive Options on the first business day of 2001 with an exercise price of $6.36 per share. Such Executive Options vested on the first anniversary of the grant date.

2,168,132 of the Executive Options referred to in note (2) to the Table were granted to six of our then executive officers in connection with employment agreements with us, which employment agreements were dated January 1, 2002 (the “2002 Employment Agreements”) and have since expired, and 106,000 of the Executive Options were granted to Mr. Anthony Guzzi, our President and Chief Operating Officer, when he joined us in October 2004. Of these Executive Options, (i) an aggregate of 428,000 of such Executive Options were granted on December 14, 2001 with an exercise price of $10.43 per share, (ii) an aggregate of 462,800 of such Executive Options were granted on January 2, 2002 with an exercise price of $11.59 per share, (iii) an aggregate of 507,740 of such Executive Options were granted on January 2, 2003 with an exercise price of $13.69 per share, (iv) an aggregate of 769,592 of such Executive Options were granted on January 2, 2004 with an exercise price of $10.96 per share and (v) 106,000 of such Executive Options were granted to Mr. Guzzi on October 25, 2004 with an exercise price of $9.67 per share. The Executive Options referred to above in clause (i) were exercisable in full on the grant date; the Executive Options referred to above in clauses (ii), (iii) and (iv) provided that they were exercisable as follows: one-fourth on the grant date, one-fourth on the first anniversary of the grant date, one-fourth on the second anniversary of the grant date and one-fourth on the last business day of the calendar year immediately preceding the third anniversary of the grant date. During 2004, the out-of-the-money Executive Options referred to in clauses (iii) and (iv) were vested in full in anticipation of a change in accounting rules requiring the expensing of stock options beginning in January 2006. The options granted to Mr. Guzzi became exercisable in three equal annual installments, commencing with the first anniversary of the date of grant.

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

During 2002, each of our non-employee directors who then served as a director received 8,000 Director Options. These options were in addition to the 12,000 options to purchase our common stock that were granted on the same date to each such non-employee director under our 1995 Non-Employee Directors’ Non-Qualified Stock Option Plan, which plan has been approved by our stockholders. The price at which such Director Options are exercisable is equal to the fair market value per share of common stock on the grant date. The exercise price per share of the Director Options is $13.88 per share, except those granted to Mr. Michael T. Yonker, upon his election to the Board on October 25, 2002, which have an exercise price of $12.94 per share. All of these options became exercisable commencing with the grant date and have a term of ten years from the grant date.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited financial statements and should be read in conjunction with the consolidated financial statements, the related notes thereto and the report of our independent registered public accounting firm thereon included elsewhere in this and in previously filed annual reports on Form 10-K of EMCOR.

As required, the results of operations for all years presented have been adjusted to reflect 2-for-1 stock splits effected in the form of 100% stock distributions made July 9, 2007 and February 10, 2006. See Note J—Common Stock of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for additional information. See Note C—Acquisitions of Businesses of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for a discussion regarding acquisitions. The results of operations for 2005 through 2007 reflect discontinued operations accounting due to the sale of our interest in a consolidated joint venture in 2007 and the sales of subsidiaries in each of 2006 and 2005.

Income Statement Data
(In thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007	2006	2005
Revenues	$5,547,942	$6,785,242	$5,927,152	$4,901,783	$4,592,990
Gross profit	824,900	886,651	702,822	552,400	485,133
Operating income	262,425	302,577	199,825	111,772	74,671
Net income attributable to EMCOR Group, Inc.	$160,756	$182,204	$126,808	$86,634	$60,042

Basic earnings per common share:
From continuing operations	$2.44	$2.79	$1.93	$1.35	$0.95
From discontinued operations	—	—	0.04	0.02	0.01

	$2.44	$2.79	$1.97	$1.37	$0.96

Diluted earnings per common share:
From continuing operations	$2.38	$2.71	$1.86	$1.30	$0.93
From discontinued operations	—	—	0.04	0.02	0.01

	$2.38	$2.71	$1.90	$1.32	$0.94

Balance Sheet Data
(In thousands)

	As of December 31,
	2009	2008	2007	2006	2005
Equity (1)	$1,226,466	$1,050,769	$891,734	$724,150	$623,024
Total assets	$2,981,894	$3,030,443	$2,887,000	$2,089,023	$1,778,941
Goodwill	$593,628	$582,714	$563,918	$288,165	$283,412
Borrowings under working capital credit lines	$—	$—	$—	$—	$—
Term loan, including current maturities	$194,750	$197,750	$225,000	$—	$—
Other long-term debt, including current maturities	$—	$41	$93	$332	$387
Capital lease obligations, including current maturities	$601	$2,313	$2,151	$1,566	$1,570

(1)	No cash dividends on the Company’s common stock have been paid during the past five years.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The following table presents selected financial data for the fiscal years ended December 31, 2009, 2008 and 2007 (in millions, except percentages and per share data):

	2009	2008	2007
Revenues	$5,547.9	$6,785.2	$5,927.2
Revenues (decrease) increase from prior year	(18.2)%	14.5%	20.9%
Operating income	$262.4	$302.6	$199.8
Operating income as a percentage of revenues	4.7%	4.5%	3.4%
Net income attributable to EMCOR Group, Inc.	$160.8	$182.2	$126.8
Diluted earnings per common share from continuing operations	$2.38	$2.71	$1.86
Cash flows provided by operating activities	$359.1	$335.0	$259.0

The results of our operations for the year ended December 31, 2009 (“2009”) reflect decreases in revenues, gross profit, operating income, net income and diluted earnings per common share compared to the year ended December 31, 2008 (“2008”); however, gross profit margin (gross profit as a percentage of revenues) and operating margin (operating income as a percentage of revenues) increased in 2009 compared to 2008. The decrease in revenues for 2009, when compared to 2008, was primarily attributable to: (a) the economic slowdown and restrictive credit markets, which resulted in (i) a decline in work performed on domestic commercial and hospitality construction projects, (ii) a decline in revenues arising from the mobile mechanical services and industrial services of our United States facilities services segment and (iii) lower revenues from our international operations and (b) the unfavorable exchange rate effects of the British pound and Canadian dollar against the United States dollar. The unfavorable exchange rate effects are calculated using the current year’s results translated at the prior year’s average rate for the year. During 2009, companies we acquired in 2009 and 2008, that are within our United States facilities services and United States mechanical construction and facilities services segments, contributed $107.8 million to revenues and $2.9 million to operating income (net of $4.5 million of amortization expense attributable to identifiable intangible assets included in cost of sales and selling, general and administrative expenses).

The decrease in operating income was primarily a result of: (a) lower operating income from our United States mechanical construction and facilities services and United States facilities services segments, (b) a $13.5 million non-cash impairment charge as a result of a change in the fair value of trade names and customer relationships associated with certain prior acquisitions, which is recorded in selling, general and administrative expenses and (c) the unfavorable exchange rate effects of the British pound and Canadian dollar against the United States dollar. These decreases were partially offset by improvement in operating income primarily as a result of: (a) reduced selling, general and administrative expenses, (b) the turnaround in the performance of one of our operations within our United States mechanical construction and facilities services segment, which operation had experienced large operating losses in 2008, (c) a charge to expense in 2008 of $7.9 million in connection with an adverse ruling in a lawsuit (the “UOSA Action”) within our United States mechanical construction and facilities services segment and (d) a $4.4 million reduction in amortization expense associated with identifiable intangible assets in 2009 compared to 2008 within our United States facilities services and United States mechanical construction and facilities services segments. The operating income of our Canada construction and facilities services segment also improved in 2009 compared to 2008.

The improvement in operating margin in 2009, when compared to 2008, was in large part due to the increase in the gross profit margin in our domestic construction segments, as well as improved operating performance by our international operations. The increase in the gross profit margin in 2009, when compared to 2008, was primarily the result of: (a) improved margins within our United States electrical construction and facilities services segment as a result of the favorable resolution of uncertainties on projects nearing or at completion, (b) the turnaround in the performance of one of our operations, which had experienced large operating losses in 2008, within our United States mechanical construction and facilities services segment and (c) the improved performance of our international operations. These increases were partially offset by lower gross profit margin in our United States facilities services segment, primarily as a result of lower margins from our industrial services operations. Cash flows provided by operating activities of $359.1 million in 2009 increased, when compared to 2008, due to a reduction in our outstanding accounts receivable balances and other changes in our working capital.

We completed one acquisition during 2009 for an immaterial amount. The acquired company, which provides mobile mechanical services, has been included in our United States facilities services segment and expands our service capabilities in a geographical area in which we had been already operating. The acquisition is not material to our results of operations for the years presented.

Operating Segments

We have the following reportable segments which provide services associated with the design, integration, installation, start-up, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; water and wastewater treatment; and central plant heating and cooling); (c) United States facilities services; (d) Canada construction and facilities services; (e) United Kingdom construction and facilities services; and (f) Other international construction and facilities services. The segment “United States facilities services” principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers’ facilities (industrial maintenance and services; outage services to utilities and industrial plants; commercial and government site-based operations and maintenance; military base operations support services; mobile maintenance and services; facilities management; installation and support for building systems; technical consulting and diagnostic services; small modification and retrofit projects; retrofit projects to comply with clean air laws; and program development, management and maintenance for energy systems), which services are not generally related to customers’ construction programs, as well as industrial services operations, which primarily provide aftermarket maintenance and repair services, replacement parts and fabrication services for highly engineered shell and tube heat exchangers for refineries and the petrochemical industry. The Canada, United Kingdom and Other international construction and facilities services segments perform electrical construction, mechanical construction and facilities services. Our “Other international construction and facilities services” segment, currently operating only in the Middle East, represents our operations outside of the United States, Canada and the United Kingdom.

Discussion and Analysis of Results of Operations

Our 2007 reportable segments reflect discontinued operations accounting due to the sale of our interest in a consolidated joint venture in 2007. In addition, reclassifications of prior year data have been made in the accompanying consolidated financial statements where appropriate to conform to the current presentation.

Revenues

As described in more detail below, revenues for 2009 were $5.5 billion compared to $6.8 billion for 2008 and $5.9 billion for 2007. Revenues decreased in 2009 compared to 2008 primarily due to: (a) the economic slowdown and restrictive credit markets, which resulted in (i) lower levels of work in our United States electrical construction and facilities services and mechanical construction and facilities services segments, most notably on commercial and hospitality construction projects, (ii) lower revenues from our United States facilities services segment, most notably from our mobile mechanical services and our industrial services and (iii) lower revenues from our international operations and (b) the unfavorable exchange rate effects of the British pound and Canadian dollar against the United States dollar. This decrease was partially offset by revenues of $107.8 million attributable to companies acquired in 2009 and 2008, which are reported within our United States facilities services and United States mechanical construction and facilities services segments. The increased revenues in 2008 compared to 2007 was primarily due to: (a) the addition of revenues from companies acquired in 2008 and 2007, (b) increased construction work in the United States healthcare and hospitality markets and (c) increased contract awards and performance of our United States facilities services segment, in particular from our site-based government facilities services and our mobile mechanical services.

As of December 31, 2009, our backlog was $3.15 billion, and as of December 31, 2008, our backlog was $4.00 billion. Backlog decreases as we perform work on existing contracts and increases with awards of new contracts. The decrease in backlog as of December 31, 2009, compared to such backlog at December 31, 2008, in our United States electrical construction and facilities services and our United States mechanical construction and facilities services segments is primarily attributable to a decrease in contracts awarded for work in the commercial, hospitality, transportation and industrial markets, although the decrease was partially offset by increased awards of institutional and healthcare projects. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of facilities services contracts. However, if the remaining term of a facilities services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only the next 12 months of revenues.

The following table presents our revenues by each of our operating segments and the approximate percentages that each segment’s revenues were of total revenues for the years ended December 31, 2009, 2008 and 2007 (in millions, except for percentages):

	2009	% of Total	2008	% of Total	2007	% of Total
Revenues from unrelated entities:
United States electrical construction and facilities services	$1,273.7	23%	$1,700.5	25%	$1,433.8	24%
United States mechanical construction and facilities services	2,027.2	37%	2,475.0	36%	2,343.1	40%
United States facilities services	1,426.3	26%	1,519.2	22%	1,048.1	18%

Total United States operations	4,727.2	85%	5,694.7	84%	4,825.0	81%
Canada construction and facilities services	320.2	6%	424.5	6%	382.0	6%
United Kingdom construction and facilities services	500.5	9%	666.0	10%	720.2	12%
Other international construction and facilities services	—	—	—	—	—	—

Total worldwide operations	$5,547.9	100%	$6,785.2	100%	$5,927.2	100%

Revenues of our United States electrical construction and facilities services segment for 2009 decreased $426.8 million compared to 2008. The decrease in revenues was primarily attributable to lower levels of work on commercial, hospitality, industrial and institutional construction projects, most notably in the New York, greater Chicago (including northern Indiana), Las Vegas, and Washington D.C. markets, as a result of the recession and tight credit markets. Revenues for 2008 increased $266.7 million compared to 2007. This increase was generally due to the greater availability of work in the hospitality, industrial, commercial and transportation markets as a result of favorable market conditions that existed throughout most of 2008.

Revenues of our United States mechanical construction and facilities services segment for 2009 decreased $447.8 million compared to 2008. The decrease in revenues was primarily attributable to a decrease in work on hospitality construction projects, most notably in the Las Vegas market, and commercial construction projects. The decrease in revenues was partially offset by an increase in revenues from work performed on industrial, institutional and healthcare construction projects. Additionally, the decrease in revenues was partially offset by revenues of $2.2 million from a company acquired in 2008. Revenues for 2008 increased $131.9 million compared to 2007. This increase was primarily attributable to the addition of $9.4 million and $122.4 million of revenues from companies acquired in 2008 and 2007 and an increase in work on healthcare construction projects, partially offset by a planned reduction in the size of one of our operations.

Our United States facilities services revenues were $1,426.3 million in 2009 compared to $1,519.2 million in 2008. The decrease in revenues was primarily attributable to lower revenues from (a) our industrial services operations, (i) which benefited in 2008 from a significant turnaround/expansion contract at a refinery and (ii) which declined due to a dramatic decline in the demand for refined products which resulted in lower demand for our shop and field refinery and petrochemical services and (b) our mobile mechanical services group as a result of lower revenues from small discretionary projects, controls work and repair service due to the economic downturn and the cooler than normal summer in some of our major markets. This decrease in revenues was partially offset by: (a) revenues of $105.6 million from companies acquired in 2009 and 2008, which perform maintenance services for utility and industrial plants and perform mobile mechanical services and (b) increases in revenues from our site-based government facilities services operations. Revenues in this segment increased by $471.1 million in 2008 compared to 2007. This increase was primarily attributable to the addition of $84.2 million and $294.0 million of revenues from companies acquired during 2008 and 2007, the results of contracts awarded to our site-based government facilities services in 2008 and 2007, and increased demand for service contracts and controls and automation work from our mobile mechanical services.

Revenues of our Canada construction and facilities services segment decreased $104.3 million in 2009 compared to 2008. The decrease in revenues was primarily attributable to fewer energy, industrial and automotive related projects. In addition, $23.1 million of the decrease in revenues was a result of the unfavorable exchange rate effects of the Canadian dollar against the United States dollar. The decrease in revenues was partially offset by more work on commercial and healthcare related projects. Revenues of our Canada construction and facilities services segment increased $42.5 million in 2008 compared to 2007. The increase in revenues for 2008 compared to 2007 was primarily related to various large projects obtained in the industrial, power generation and healthcare markets.

Our United Kingdom construction and facilities services revenues were $500.5 million in 2009 compared to $666.0 million in 2008. Approximately $92.0 million of this decrease in revenues was a result of the unfavorable exchange rate effects of the British pound against the United States dollar. In addition, the decrease in revenues was partially attributable to (a) a decrease in revenues relating to rail contracts as a result of the planned strategy to exit this market and (b) a decline in our United Kingdom’s construction business, partially offset by an increase in revenues from our United Kingdom’s facilities services business. Revenues decreased $54.2 million in 2008 compared to 2007, principally due to a $49.6 million decrease relating to the rate of exchange of British pounds for United States dollars as a result of the weakening of the British pound, as well as a decision not to pursue significant new project work in the rail division, partially offset by an increase in facilities services work.

Other international construction and facilities services activities consist of operations currently operating only in the Middle East. During each of 2009, 2008 and 2007, all of the projects in these markets were performed by joint ventures that were accounted for under the equity method of accounting.

Cost of sales and Gross profit

The following table presents cost of sales, gross profit (revenues less cost of sales), and gross profit margin for the years ended December 31, 2009, 2008 and 2007 (in millions, except for percentages):

	2009	2008	2007
Cost of sales	$4,723.0	$5,898.6	$5,224.3
Gross profit	$824.9	$886.7	$702.8
Gross profit margin	14.9%	13.1%	11.9%

Gross profit decreased by $61.8 million for 2009 compared to 2008. The decrease in gross profit was primarily attributable to a reduction in gross profit due to: (a) lower levels of work from (i) our industrial services and mobile mechanical operations within our United States facilities services segment and (ii) our United States electrical construction and facilities services and mechanical construction and facilities services segments and (b) the unfavorable exchange rate effects of the British pound and Canadian dollar against the United States dollar. The overall decrease in gross profit was partially offset by: (a) a $7.0 million non-cash impairment charge in 2008 related to an other-than-temporary decline in fair value of our investment in a venture in our United States facilities services segment and (b) a $4.2 million reduction in amortization expense recorded in cost of sales associated with the intangible asset for contract backlog in 2009 compared to 2008 within our United States facilities services and United States mechanical construction and facilities services segments. For 2009, companies acquired in 2009 and 2008 contributed $10.4 million to gross profit, net of amortization expense of $2.9 million.

Gross profit margin was 14.9% for 2009 compared to 13.1% for 2008. The increase in the gross profit margin was primarily the result of: (a) improved margins within our domestic construction segments as a result of the favorable resolution of uncertainties on projects at or nearing completion, and improved productivity, (b) the turnaround in the performance of one of our operations, which had experienced large operating losses in 2008 within our United States mechanical construction and facilities services segment, (b) a $4.2 million decrease of amortization expense recorded in cost of sales associated with the intangible asset for contract backlog in 2009 compared to 2008 within our United States facilities services and United States mechanical construction and facilities services segments and (c) the improved performance of our international operations. In addition, the increase in the gross profit margin was partially attributable to a charge to expense in 2008 of $7.9 million in connection with the UOSA Action within our United States mechanical construction and facilities services segment. (The UOSA Action was concluded in the third quarter of 2009, and as a consequence, we paid approximately $0.7 million to the other party to the litigation.) These increases were partially offset by lower gross profit margin in our United States facilities services segment, primarily as a result of lower margins in our industrial services operations.

Gross profit increased by $183.8 million for 2008 compared to 2007. Gross profit margin was 13.1% for 2008 compared to 11.9% for 2007. These increases in gross profit and gross profit margin were primarily due to: (a) the addition of gross profit and gross margin from companies acquired in 2008 and 2007 which contributed gross profit of $118.0 million before amortization expense of $7.6 million, (b) the improved results from our operations in the United Kingdom which in 2007 had losses in its rail division, (c) improvements in Canada construction and facilities services volume and profitability. In addition, the increase in gross profit was also attributable to increased volume in the electrical and mechanical construction and facilities services segments. These 2008 improvements were partially offset by significant losses incurred at one of our subsidiaries in the United States mechanical construction and facilities services segment, which had been profitable in 2007. Gross profit and gross profit margin were negatively impacted in 2008 compared to 2007 due to: (a) a $7.9 million expense in connection with the UOSA Action, (b) $7.6 million of amortization expense recorded in cost of sales associated with the intangible asset for contract backlog of companies acquired in 2008 and 2007, (c) a $7.0 million non-cash impairment charge related to an other-than-temporary decline in fair value of our investment in a venture in our United States facilities services segment and (d) a $5.6 million decrease as a result of changes in the rate of exchange of British pounds for United States dollars due to the weakening of the British pound.

Selling, general and administrative expenses

The following table presents selling, general and administrative expenses, and selling, general and administrative expenses as a percentage of revenues, for the years ended December 31, 2009, 2008 and 2007 (in millions, except for percentages):

	2009	2008	2007
Selling, general and administrative expenses	$556.5	$582.3	$502.7
Selling, general and administrative expenses as a percentage of revenues	10.0%	8.6%	8.5%

Selling, general and administrative expenses decreased $25.8 million for 2009 compared to 2008 primarily due to: (a) lower employee related costs, such as salaries and employee benefits, as a result of downsizing of staff at numerous locations, (b) lower incentive compensation expense as a result of reduced earnings and lower staff levels in 2009 compared to 2008, (c) lower discretionary spending, such as travel and entertainment and marketing expenses, (d) a $7.3 million and $1.8 million decrease due to the unfavorable exchange rate effects of the British pound and Canadian dollar against the United States dollar, respectively, and (e) a $4.5 million decrease in our provision for doubtful accounts consistent with an overall reduction in accounts receivable. These decreases in selling, general and administrative expenses were partially offset by: (a) a $13.5 million non-cash impairment charge as a result of a change in the fair value of trade names and customer relationships associated with certain prior acquisitions, (b) $7.5 million of expenses directly related to companies acquired in 2009 and 2008, including amortization expense of $1.6 million and (c) an increase in legal and rent expenses. In addition, in 2009 compared to 2008, selling, general and administrative expenses were unfavorably affected by changes in the value of our phantom stock units, which vary with our stock price. Certain of the phantom stock units were settled in cash during the first quarters of 2009 and 2008. Selling, general and administrative expenses as a percentage of revenues increased in 2009 compared to 2008, primarily due to lower revenues in 2009.

Selling, general and administrative expenses increased $79.7 million for 2008 compared to 2007 primarily due to: (a) companies acquired during 2008 and 2007, (b) an increase in incentive-based compensation as a result of improved profits, (c) a $6.7 million increase in the provision for doubtful accounts and (d) a $2.4 million unfavorable impact associated with changes in the value of our phantom stock units. For 2008, selling, general and administrative expenses included amortization expense of $15.7 million attributable to identifiable intangible assets associated with acquisitions compared to $9.2 million of amortization expense for 2007. The increase in selling, general and administrative expenses for 2008 when compared to 2007 was partially offset by a reduction in certain expenses associated with our United Kingdom rail division.

Restructuring expenses

Restructuring expenses, primarily relating to employee severance obligations and a reduction in leased facilities, were $6.0 million, $1.8 million and $0.3 million for 2009, 2008 and 2007, respectively, and were primarily attributable to our international operations. As of December 31, 2009, 2008 and 2007, the balance of our severance obligations was $1.7 million, $0.5 million and $0.2 million, respectively. The severance obligations outstanding as of December 31, 2008 and 2007 were paid during 2009 and 2008, respectively. The majority of the severance obligations outstanding as of December 31, 2009 is expected to be paid in 2010, with the remainder to be paid in 2011.

Operating income

The following table presents our operating income (loss) (gross profit less selling, general and administrative expenses and restructuring expenses plus gain on sale of assets) by segment, and each segment’s operating income (loss) as a percentage of such segment’s revenues from unrelated entities, for the years ended December 31, 2009, 2008 and 2007 (in millions, except for percentages):

	2009	% of Segment Revenues	2008	% of Segment Revenues	2007	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$114.5	9.0%	$114.4	6.7%	$88.2	6.2%
United States mechanical construction and facilities services	127.9	6.3%	129.5	5.2%	135.7	5.8%
United States facilities services	62.0	4.3%	101.8	6.7%	43.6	4.2%

Total United States operations	304.4	6.4%	345.7	6.1%	267.5	5.5%
Canada construction and facilities services	15.4	4.8%	10.9	2.6%	6.8	1.8%
United Kingdom construction and facilities services	12.0	2.4%	14.4	2.2%	(12.9)	—
Other international construction and facilities services	(0.1)	—	(0.7)	—	(0.5)	—
Corporate administration	(63.3)	—	(65.9)	—	(60.8)	—
Restructuring expense	(6.0)	—	(1.8)	—	(0.3)	—

Total worldwide operations	262.4	4.7%	302.6	4.5%	199.8	3.4%
Other corporate items:
Interest expense	(7.9)		(11.8)		(9.2)
Interest income	4.7		9.9		13.2
Income from continuing operations before income taxes	$259.3		$300.7		$203.8

As described in more detail below, our operating income was $262.4 million for 2009, $302.6 million for 2008 and $199.8 million for 2007.

Our United States electrical construction and facilities services operating income for 2009 was $114.5 million compared to $114.4 million in 2008. The increase in operating income in 2009 compared to 2008 was primarily the result of an increase in gross profit from industrial and transportation construction projects as a result of the favorable resolution of uncertainties on projects at or nearing completion. This increase was offset by lower gross profit from commercial, hospitality and institutional construction projects. Selling, general and administrative expenses also decreased for 2009 compared to 2008 principally due to lower employee costs, such as salaries and employee benefits, primarily as a result of downsizing of staff at numerous locations and a decrease in the provision for doubtful accounts consistent with a reduction in accounts receivable, partially offset by an increase in legal expenses associated with the resolution of construction claims. The increase in the operating margin for 2009 is primarily the result of increased gross profit margin. The $26.2 million increase in operating income for 2008 compared to 2007 was primarily the result of increased operating income from commercial and industrial construction projects. Selling, general and administrative expenses increased for 2008 compared to 2007 principally due to increases in incentive compensation expense.

Our United States mechanical construction and facilities services operating income for 2009 was $127.9 million compared to $129.5 million in 2008. The decrease in operating income in 2009 compared to 2008 was primarily due to: (a) notably lower gross profit due to a decline in commercial and hospitality construction projects, primarily in the Las Vegas market, as a result of the current economic slowdown and (b) a $2.3 million non-cash impairment charge as a result of a change in the fair value of trade names and customer relationships associated with certain prior acquisitions. This decrease was partially offset by: (a) increased gross profits from industrial, healthcare and institutional construction projects and the turnaround in the performance of one of our operations, which had experienced large operating losses in 2008, (b) a charge to expense in 2008 of $7.9 million in connection with the UOSA Action and (c) a $1.0 million reduction in amortization expense associated with identifiable intangible assets in 2009 compared to 2008. Selling, general and administrative expenses were lower primarily due to lower employee costs, such as salaries, employee benefits, and incentive compensation, primarily as a result of downsizing of staff at numerous locations, lower discretionary spending, such as travel and entertainment and professional fees and a decrease in the provision for doubtful accounts consistent with a reduction in accounts receivable. The increase in operating margin for 2009 is primarily the result of increased gross profit margin. Operating income for 2008 decreased by $6.2 million compared to 2007. The decrease was primarily attributable to significant losses incurred at one of our subsidiaries, which was profitable in the comparable period, and a charge to expense of $7.9 million in connection with an adverse ruling in the

UOSA Action. These decreases were partially offset by increases in operating income from companies acquired in 2008 and 2007, which accounted for $8.6 million of 2008 operating income before amortization expense of $1.6 million. The increase in selling, general and administrative expenses was primarily attributable to companies acquired during 2008 and 2007.

Our United States facilities services operating income for 2009 was $62.0 million compared to $101.8 million in 2008. The decrease in operating income was primarily due to lower operating income from (a) our industrial service operations, (i) which benefited in 2008 from a significant turnaround/expansion contract at a refinery and (ii) which declined due to a dramatic decline in the demand for refined products which resulted in lower demand for our shop and field refinery and petrochemical services and (b) our mobile mechanical services as a result of reduced small discretionary projects, controls work and repair services due to the economic downturn and the cooler than normal summer in some of our major markets. In addition, the decrease was due to an $11.2 million non-cash impairment charge as a result of a change in the fair value of trade names associated with certain prior acquisitions. The decrease in operating income in 2009 was partially offset by: (a) operating income from companies acquired in 2009 and 2008, which contributed $3.0 million of operating income, net of amortization expense of $4.4 million, and which perform maintenance services at utility and industrial plants and perform mobile mechanical services, (b) a $3.4 million reduction in amortization expense associated with identifiable intangible assets in 2009 compared to 2008 and (c) an increase in operating income from our site-based government facilities services operations. Selling, general and administrative expenses decreased by $9.8 million in 2009 compared to 2008, excluding the $11.2 million non-cash impairment charge referred to above and the increase of $7.3 million of selling, general and administrative expenses associated with the companies acquired in 2009 and 2008, including amortization expense of $1.6 million, and due to lower incentive compensation expense and professional fees, and a decrease in the provision for doubtful accounts consistent with a reduction in accounts receivable. Operating income for 2008 improved by $58.2 million compared to 2007. The increase in operating income was primarily due to companies acquired in 2008 and 2007, which contributed $60.6 million before amortization expense of $14.2 million, improved results from our site-based services due to cost control measures implemented during 2008, and increased revenues from our government services business. Negatively impacting operating income in 2008 was a $7.0 million impairment charge related to an other-than-temporary decline in fair value of our investment in a venture.

Our Canada construction and facilities services operating income for 2009 increased by $4.5 million compared to 2008. The operating income improvement was primarily due to the improved results from industrial and energy related projects and reduced selling, general and administrative expenses as a result of a reduction in employees. These increases were partially offset by reduced operating income from healthcare and automotive related projects and a $1.3 million decrease relating to the unfavorable exchange rate effects of the Canadian dollar against the United States dollar. Despite the reduction in selling, general and administrative expenses in 2009, these expenses, as a percentage of revenues, increased year over year due to lower revenues in 2009. Operating income improved by $4.1 million for 2008 compared to 2007. The improvement in operating income was primarily attributable to the increase in revenues and contract performance related to construction work on industrial and power generation projects compared to 2007. Although revenues increased in 2008 compared to 2007, selling, general and administrative expenses as a percentage of revenues decreased year over year.

Our United Kingdom construction and facilities services operating income for 2009 was $12.0 million compared to $14.4 million in 2008. The decrease in operating income was primarily attributable to: (a) a decrease of $2.2 million relating to the unfavorable exchange rate effects of the British pound against the United States dollar and (b) an increase in the actuarially determined pension costs associated with our United Kingdom defined pension plan. These decreases were partially offset by an increase in operating income at the United Kingdom’s construction business and as a result of the wind down of the rail division in 2009 as compared to 2008. Operating income for 2008 was $14.4 million compared to an operating loss of $12.9 million for 2007. The improvement in the operating income was primarily attributable to: (a) the completion in 2008 of certain projects of the rail division in connection with which we had incurred losses during 2007, (b) a decrease in the actuarially determined pension costs associated with our United Kingdom defined benefit pension plan and (c) improved operating income from our facilities services work. Operating income was unfavorably impacted by $1.6 million relating to the rate of exchange for British pounds to United States dollars as a result of the weakening of the British pound during 2008.

Other international construction and facilities services operating loss was approximately $0.1 million, $0.7 million and $0.5 million for 2009, 2008 and 2007, respectively.

Our corporate administration expenses were $63.3 million for 2009 compared to $65.9 million in 2008. The decrease in expenses was primarily attributable to: (a) a decrease in marketing and advertising expenses, (b) lower incentive compensation expense and (c) a decrease in expenses related to meetings and conferences. In addition, our corporate administration costs in 2009 compared to 2008 were unfavorably impacted by the changes in the value of our phantom stock units, which vary with our stock price. Certain of the phantom stock units were settled in cash during the first quarters of 2009 and 2008. Our corporate administration expenses for 2008 increased by $5.1 million compared to 2007. The increase in the expenses was primarily due to increases of $1.9 million of compensation expense related to incentive compensation awards, $1.8 million of expenses for executive training programs, professional fees and information technology support programs, $1.6 million in staffing expenses incurred in order to support our current operations, $0.9 million of expense related to share-based compensation awards under our long-term incentive plan and a $0.4 million unfavorable impact associated with changes in the value of our phantom stock units, partially offset by a reduction of $2.0 million in share-based compensation expense related to stock options.

Non-operating items

Interest expense was $7.9 million, $11.8 million and $9.2 million for 2009, 2008 and 2007, respectively. The $3.9 million decrease in interest expense for 2009 compared to 2008 was related to the reduction in long-term indebtedness and lower interest rates as compared to 2008. The $2.5 million increase in interest expense for 2008 compared to 2007 was primarily due to the $300.0 million of long-term debt incurred in September 2007 to finance part of our acquisition of FR X Ohmstede Acquisitions Co. (“Ohmstede”), including additional amortization expense related to capitalized debt issuance costs of $0.3 million as a result of the prepayment in 2008 of $24.25 million of the long-term debt.

Interest income was $4.7 million, $9.9 million and $13.2 million for 2009, 2008 and 2007, respectively. The decrease in interest income for 2009 compared to 2008 was primarily related to lower interest rates earned on our invested cash balances. The decrease in interest income for 2008 compared to 2007 was primarily related to less cash available to invest as a result of utilizing our cash to fund various acquisitions in 2008 and 2007, and to lower interest rates earned on our invested cash balances in 2008 than in 2007.

For joint ventures that have been accounted for using the consolidation method of accounting, noncontrolling interest represents the allocation of earnings to our joint venture partners who either have a minority-ownership interest in the joint venture or are not at risk for the majority of losses of the joint venture.

The 2009 income tax provision was $96.2 million compared to $116.6 million for 2008 and $77.7 million for 2007. The provision on income before income taxes for 2009, 2008 and 2007 was recorded at an effective income tax rate of approximately 37.4%, 39.0% and 38.5%, respectively. The decrease in the 2009 income tax provision was primarily due to reduced income from continuing operations. The decreased effective income tax rate is primarily attributable to the reversal of unrecognized income tax benefits and the change in our allocation of earnings among the various jurisdictions in which we do business. The increase in the 2008 income tax provision was primarily due to increased income from continuing operations compared to 2007.

On August 6, 2007, we sold our majority ownership in a joint venture with CB Richard Ellis, Inc. (“CBRE”) to CBRE for $8.0 million. This sale followed our purchase, for approximately $0.5 million, of certain of the joint venture’s assets. Included in the results of discontinued operations for 2007 was a gain of $1.2 million (net of income tax benefit of $1.8 million) resulting from the sale of our joint venture interest. As of December 31, 2008, the entire sale price of $8.0 million had been received. We will not have any significant future involvement with this entity.

Liquidity and Capital Resources

The following table presents net cash provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2009 and 2008 (in millions):

	2009	2008
Net cash provided by operating activities	$359.1	$335.0
Net cash used in investing activities	$(52.6)	$(124.1)
Net cash provided by (used in) financing activities	$1.7	$(25.0)
Effect of exchange rate changes on cash and cash equivalents	$12.9	$(31.7)

Our consolidated cash and cash equivalents balance increased by approximately $321.1 million from $405.9 million at December 31, 2008 to $727.0 million at December 31, 2009. The $359.1 million in net cash provided by operating activities for 2009 increased by $24.1 million compared to the $335.0 million in cash provided by operating activities in 2008, primarily due to a reduction in our accounts receivable balances and other changes in our working capital. Net cash used in investing activities of $52.6 million for 2009 decreased $71.6 million compared to $124.1 million used in investing activities for 2008 primarily due to a $67.7 million decrease in payments for acquisitions of businesses, identifiable intangible assets and payments pursuant to related earn-out agreements. Net cash provided by financing activities of $1.7 million for 2009 compared to $25.0 million used in financing activities in 2008 was primarily due to repayment of a portion of our long-term indebtedness in 2008.

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

The following is a summary of material contractual obligations and other commercial commitments (in millions):

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Term Loan (including interest at 2.225%) (1)	$198.2	$45.5	$152.7	$—	$—
Capital lease obligations	0.7	0.4	0.3	—	—
Operating leases	202.5	54.2	75.0	40.1	33.2
Open purchase obligations (2)	660.1	519.7	138.2	2.2	—
Other long-term obligations, including current portion (3)	241.5	31.1	194.1	16.3	—
Liabilities related to uncertain income tax positions	9.7	3.7	6.0	—	—

Total Contractual Obligations	$1,312.7	$654.6	$566.3	$58.6	$33.2

Other Commercial Commitments	Amount of Commitment Expirations by Period
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving Credit Facility (4)	$—	$—	$—	$—	$—
Letters of credit	68.9	68.9	—	—	—

Total Commercial Commitments	$68.9	$68.9	$—	$—	$—

(1)	On February 4, 2010, we entered into a new revolving credit facility, which expires in February 2013, and used the proceeds along with cash on hand to prepay the outstanding Term Loan balance.

(2)

Represents open purchase orders for material and subcontracting costs related to construction and service contracts. These purchase orders are not reflected in EMCOR’s consolidated balance sheets and should not impact future cash flows, as amounts should be recovered through customer billings.

(3)

Represents primarily insurance related liabilities and liabilities for deferred income tax benefits and incentive compensation, classified as other long-term liabilities in the consolidated balance sheets. Cash payments for insurance related liabilities may be payable beyond three years, but it is not practical to estimate these payments. We provide funding to our pension plans based on at least the minimum funding required by applicable regulations. In determining the minimum required funding, we utilize current actuarial assumptions and exchange rates to forecast estimates of amounts that may be payable for up to five years in the future. In our judgment, minimum funding estimates beyond a five year time horizon cannot be reliably estimated, and therefore, have not been included in the table.

(4)

We classify these borrowings as short-term on our consolidated balance sheets because of our intent and ability to repay the amounts on a short-term basis. As of December 31, 2009, there were no borrowings outstanding under the Revolving Credit Facility.

Our revolving credit agreement (the “Revolving Credit Facility”) provides for a credit facility of $375.0 million. The Revolving Credit Facility expires on October 17, 2010. It permits us to increase our borrowings to $500.0 million if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $125.0 million of the borrowing capacity under the Revolving Credit Facility to letters of credit. The Revolving Credit Facility is guaranteed by certain of our direct and indirect subsidiaries, is secured by substantially all of our assets and most of the assets of our subsidiaries, and provides for borrowings in the form of revolving loans and letters of credit. The Revolving Credit Facility contains various covenants requiring, among other things, maintenance of certain financial ratios and certain restrictions with respect to payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount of the Revolving Credit Facility. The fee ranges from 0.25% to 0.5% of the unused amount, based on certain financial tests. Borrowings under the Revolving Credit Facility bear interest at (1) a rate which is the prime commercial lending rate announced by Harris Nesbitt from time to time (3.25% at December 31, 2009) plus 0.0% to

0.5% based on certain financial tests or (2) United States dollar LIBOR (0.23% at December 31, 2009) plus 1.0% to 2.25% based on certain financial tests. The interest rates in effect at December 31, 2009 were 3.25% and 1.23% for the prime commercial lending rate and the United States dollar LIBOR, respectively. Letter of credit fees issued under this facility range from 1.0% to 2.25% of the respective face amounts of the letters of credit issued and are charged based on the type of letter of credit issued and certain financial tests. As of December 31, 2009 and 2008, we had approximately $68.9 million and $53.7 million of letters of credit outstanding, respectively. There were no borrowings under the Revolving Credit Facility as of December 31, 2009 and 2008.

On September 19, 2007, we entered into a $300.0 million Term Loan Agreement (“Term Loan”). The proceeds were used to pay a portion of the consideration for the acquisition of Ohmstede and costs and expenses incident thereto. The Term Loan contains financial covenants, representations and warranties and events of default. The Term Loan covenants require, among other things, maintenance of certain financial ratios and certain restrictions with respect to payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We are required to make principal payments on the Term Loan in installments on the last day of March, June, September and December of each year, which commenced in March 2008, in the amount of $0.75 million. A final payment comprised of all remaining principal and interest is due in October 2010. The Term Loan is secured by substantially all of our assets and most of the assets of our U.S. subsidiaries. The Term Loan bears interest at (1) the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at December 31, 2009) plus 0.0% to 0.5% based on certain financial tests or (2) U.S. dollar LIBOR (0.23% at December 31, 2009) plus 1.0% to 2.25% based on certain financial tests. The interest rate in effect at December 31, 2009 was 1.23%. We have made total prepayments of $99.25 million since we entered into the Term Loan, as well as mandatory repayments of $6.0 million, to reduce the balance of the Term Loan to $194.75 million at December 31, 2009. Based on the $194.75 million borrowings outstanding on the Term Loan, if overall interest rates were to increase by 50 basis points, the net of tax interest expense would increase by approximately $0.6 million in the next twelve months. Conversely, if overall interest rates were to decrease by 50 basis points, interest expense, net of income taxes, would decrease by approximately $0.6 million in the next twelve months. On January 27, 2009, we entered into an interest rate swap, effective January 30, 2009, which hedges our interest rate risk associated with the $194.75 million principal amount of the Term Loan. This swap has monthly settlement dates over the term of the contract. The interest rate swap has been designated as an effective cash flow hedge.

On February 4, 2010, we entered into a new revolving credit agreement, which replaced the Revolving Credit Facility. The new credit facility provides for a credit facility of $550.0 million and expires in February 2013. The terms of the new facility, except for the interest rate terms, are similar to the terms of our existing credit agreements. Upon closing of the facility, we proceeded to draw $150.0 million on the new facility, which is outstanding at our discretion until the new facility expires, and used the proceeds along with cash on hand to prepay the outstanding Term Loan balance of $194.75 million.

On December 1, 2009, we de-designated $45.5 million of the interest rate swap as it was determined that it was no longer probable that the future estimated cash flows were going to occur as originally estimated. Accordingly, we discontinued the application of hedge accounting associated for this portion of the interest rate swap, and $0.3 million was expensed, included as part of interest expense, and removed from Accumulated other comprehensive loss.

One of our subsidiaries had a 40% interest in a venture that designs, constructs, owns, operates, leases and maintains facilities to produce chilled water for sale to customers for use in air conditioning commercial properties. The other venture partner, Baltimore Gas and Electric (a subsidiary of Constellation Energy), had a 60% interest. In 2009, the venture, using its own cash and cash from additional capital contributions, acquired its outstanding bonds in the principal amount of $25.0 million. As a result of this, we were required to make an additional capital contribution of $8.0 million to the venture. On January 8, 2010, this venture, including our investment, was sold to a third party. As a result of this sale, we received an aggregate amount of $17.6 million for our 40% interest.

The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of December 31, 2009, based on our percentage-of- completion of our projects covered by Surety Bonds, our aggregate estimated exposure, had there been defaults on all our existing contractual obligations, would have been approximately $1.3 billion. The Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.

In recent years, there has been a reduction in the aggregate Surety Bond issuance capacity of Surety Companies due to the economy and the regulatory environment. Consequently, the availability of Surety Bonds has become more limited and the terms upon which Surety Bonds are available have become more restrictive. We continually monitor our available limits of Surety Bonds and discuss with our current and other Surety Bond providers the amount of Surety Bonds that may be available to us based on our financial strength and the absence of any default by us on any Surety Bond we have previously obtained. However, if we experience changes in our bonding relationships or if there are further changes in the surety industry, we may seek to satisfy certain customer requests for Surety Bonds by posting other forms of collateral in lieu of Surety Bonds such as letters of credit or guarantees by EMCOR Group, Inc., by seeking to convince customers to forego the requirement for Surety Bonds, by increasing our activities in business segments that rarely require Surety Bonds such as the facilities services segment, and/or by refraining from bidding for certain projects that require Surety Bonds. There can be no assurance that we will be able to effectuate alternatives to providing Surety Bonds to our customers or to obtain, on favorable terms, sufficient additional work that does not require Surety Bonds to replace projects requiring Surety Bonds that we may decline to pursue. Accordingly, if we were to experience a reduction in the availability of Surety Bonds, we could experience a material adverse effect on our financial position, results of operations and/or cash flows.

We do not have any other material financial guarantees or off-balance sheet arrangements other than those disclosed herein.

Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain the Revolving Credit Facility, which has been replaced with a new credit facility expiring in February 2013, that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient or to enable us to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. However, negative macroeconomic trends may have an adverse effect on liquidity. In addition to managing borrowings, our focus on the facilities services market is intended to provide an additional buffer against economic downturns inasmuch as a part of our facilities services business is characterized by annual and multi-year contracts that provide a more predictable stream of cash flow than the construction business. Short-term liquidity is also impacted by the type and length of construction contracts in place. During past economic downturns, there were typically fewer small discretionary projects from the private sector, and companies like us aggressively bid larger long-term infrastructure and public sector contracts. Performance of long duration contracts typically requires working capital until initial billing milestones are achieved. While we strive to maintain a net over-billed position with our customers, there can be no assurance that a net over-billed position can be maintained. Our net over- billings, defined as the balance sheet accounts “billings in excess of costs and estimated earnings on uncompleted contracts” less “cost and estimated earnings in excess of billings on uncompleted contracts”, were $436.2 million and $496.4 million as of December 31, 2009 and 2008, respectively.

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

We believe that current cash balances and borrowing capacity available under the Revolving Credit Facility or other forms of financing available through borrowings, combined with cash expected to be generated from operations, will be sufficient to provide short-term and foreseeable long-term liquidity and meet our expected capital expenditure requirements. However, we are a party to lawsuits and other proceedings in which other parties seek to recover from us amounts ranging from a few thousand dollars to over $62.0 million. If we were required to pay damages in one or more such proceedings, such payments could have a material adverse effect on our financial position, results of operations and/or cash flows.

Certain Insurance Matters

As of December 31, 2009 and 2008, we utilized approximately $66.5 million and $52.2 million, respectively, of letters of credit issued obtained under our Revolving Credit Facility as collateral for insurance obligations.

New Accounting Pronouncements

We review new accounting standards to determine the expected financial impact, if any, that the adoption of such standards will have. As of the filing of this Annual Report on Form 10-K, there were no new accounting standards that were projected to have a material impact on our consolidated financial position, results of operations or liquidity. See Note B—Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for further information regarding new accounting standards recently issued and/or adopted by us.

Application of Critical Accounting Policies

Our consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are described in Note B—Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Form 10-K. We believe that some of the more critical judgment areas in the application of accounting policies that affect our financial condition and results of operations are the impact of changes in the estimates and judgments pertaining to: (a) revenue recognition from (i) long-term construction contracts for which the percentage-of-completion method of accounting is used and (ii) services contracts; (b) collectibility or valuation of accounts receivable; (c) insurance liabilities; (d) income taxes; and (e) goodwill and identifiable intangible assets.

Revenue Recognition from Long-term Construction Contracts and Services Contracts

We believe our most critical accounting policy is revenue recognition from long-term construction contracts for which we use the percentage-of-completion method of accounting. Percentage-of-completion accounting is the prescribed method of accounting for long-term contracts in accordance with Accounting Standards Codification (“ASC”) Topic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts”, and, accordingly, is the method used for revenue recognition within our industry. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Certain of our electrical contracting business units and our Canadian subsidiary measure percentage-of-completion by the percentage of labor costs incurred to date for each contract to the estimated total labor costs for such contract. Provisions for the entirety of estimated losses on uncompleted contracts are made in the period in which such losses are determined. Application of percentage-of-completion accounting results in the recognition of costs and estimated earnings in excess of billings on uncompleted contracts in our consolidated balance sheets. Costs and estimated earnings in excess of billings on uncompleted contracts reflected in the consolidated balance sheets arise when revenues have been recognized but the amounts cannot be billed under the terms of contracts. Such amounts are recoverable from customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract.

Costs and estimated earnings in excess of billings on uncompleted contracts also include amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price or other customer- related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value and take into account factors that may affect our ability to bill unbilled revenues and collect amounts after billing. The profit associated with claim amounts is not recognized until the claim has been settled and payment has been received. As of December 31, 2009 and 2008, costs and estimated earnings in excess of billings on uncompleted contracts included unbilled revenues for unapproved change orders of approximately $11.2 million and $12.2 million, respectively, and claims of approximately $4.9 million and $5.8 million, respectively. In addition, accounts receivable as of December 31, 2009 and 2008 included claims of approximately $2.5 million and $1.7 million, respectively, plus unapproved change orders and contractually billed amounts related to such contracts of approximately $29.6 million and $45.0 million, respectively. Generally, contractually billed amounts will not be paid by the customer to us until final resolution of related claims. Due to uncertainties inherent in estimates employed in applying percentage-of-completion accounting, estimates may be revised as project work progresses. Application of percentage-of-completion accounting requires that the impact of revised estimates be reported prospectively in the consolidated financial statements. In addition to revenue recognition for long-term construction contracts, we recognize revenues from the performance of facilities services for maintenance, repair and retrofit work consistent with the performance of services, which are generally on a pro-rata basis over the life of the contractual arrangement. Expenses related to all services arrangements are recognized as incurred. Revenues related to the engineering, manufacturing and repairing of shell and tube heat exchangers are recognized when the product is shipped and all other revenue recognition criteria have been met. Costs related to this work are included in inventory until the product is shipped. These costs include all direct material, labor and subcontracting costs and indirect costs related to performance such as supplies, tools and repairs.

Accounts Receivable

We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of past due balances. The provision for doubtful accounts during 2009, 2008 and 2007 amounted to approximately $7.2 million, $11.7 million and $5.0 million, respectively. At December 31, 2009 and 2008, our accounts receivable of $1,057.2 million and $1,391.0 million, respectively, included allowances for doubtful accounts of $36.2 million and $34.8 million, respectively. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to deterioration of its financial condition or its credit ratings. The allowance for doubtful accounts requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis and as additional information is received.

Insurance Liabilities

We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability and property claims, have self-insured retentions for certain other casualty claims, and are self-insured for employee-related health care claims. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate for the majority of these obligations. We believe the liabilities recognized on our balance sheets for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences and effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and will be recorded in the period that the experience becomes known.

Income Taxes

We have net deferred income tax liabilities at December 31, 2009 and 2008 of $6.8 million and $13.2 million, respectively, primarily resulting from differences between the carrying value and income tax basis of certain depreciable and identifiable intangible assets, which will impact our taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred income tax asset will not be realized. As of December 31, 2009 and 2008, the total valuation allowance on gross deferred income tax assets was approximately $4.0 million and $4.7 million, respectively.

Goodwill and Identifiable Intangible Assets

As of December 31, 2009, we had $593.6 million and $264.5 million, respectively, of goodwill and net identifiable intangible assets (primarily consisting of our contract backlog, developed technology, customer relationships, non-competition agreements and trade names), primarily arising out of the acquisition of companies. As of December 31, 2008, goodwill and net identifiable intangible assets were $582.7 million and $292.1 million, respectively. The changes to the goodwill and net identifiable intangible assets (net of accumulated amortization) since December 31, 2008 were related to the acquisition of a company during 2009, purchase price adjustments and impairment charges related to our identifiable intangible assets. In addition, goodwill increased due to earn-outs paid and accrued related to previous acquisitions. During 2009, the purchase price accounting for all of our acquisitions was finalized. As a result, identifiable intangible assets ascribed to its goodwill, contract backlog, customer relationships, trade name and related non-competition agreements were adjusted with an insignificant impact. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies. ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”) requires goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, but instead must be tested at least annually for impairment (which we test each October 1, absent any impairment indicators), and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives.

We test for the impairment of goodwill at the reporting unit level utilizing the two-step process as prescribed by ASC 350. The first step of this test compares the fair value of the reporting unit, determined based upon discounted estimated future cash flows, to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no further work is required and no impairment loss is recognized. If the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired and step two of the goodwill impairment test would need to be performed to measure the amount of an impairment loss, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss in the amount of the excess is recognized and charged to operations. For the years ended December 31, 2009, 2008 and 2007, no impairment of our goodwill was recognized.

We also test for the impairment of trade names that are not subject to amortization by calculating the fair value using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. The annual impairment review of our trade names for the year ended December 31, 2009 resulted in a $11.5 million non-cash impairment charge as a result of a change in the fair value of trade names associated with certain prior acquisitions reported within our United States facilities services and United States mechanical construction and facilities services segments. For the years ended December 31, 2008 and 2007, no impairment of our trade names was recognized.

In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their future discounted cash flows. The annual impairment review of our other identifiable intangible assets for the year ended December 31, 2009 resulted in a $2.0 million non-cash impairment charge as a result of a change in the fair value of customer relationships associated with certain prior acquisitions reported within our United States mechanical construction and facilities services segment. For the years ended December 31, 2008 and 2007, no impairment of our indefinite lived intangible assets was recognized.

Our development of the present value of future cash flow projections is based upon assumptions and estimates by management from a review of our operating results, business plans, anticipated growth rates and margins and weighted average cost of capital, among others. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods. There can be no assurances that our estimates and assumptions made for purposes of our goodwill and identifiable intangible asset impairment testing as of October 1, 2009 will prove to be accurate predictions of the future. If our assumptions regarding business plans or anticipated growth rates and/or margins are not achieved, we may be required to record goodwill and/or identifiable intangible asset impairment charges in future periods, whether in connection with our next annual impairment testing on October 1, 2010 or earlier, if an indicator of an impairment is present outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such a charge would be material.

As of December 31, 2009, we had $593.6 million of goodwill on our balance sheet and, of this amount, approximately 69.4% relates to our United States facilities services segment, approximately 29.9% relates to our United States mechanical construction and facilities services segment and approximately 0.7% relates to our United States electrical construction and facilities services segment. As of the date of our latest impairment test, the fair values of our United States facilities services, United States mechanical construction and facilities services and United States electrical construction and facilities services segments exceeded their carrying values by approximately $65.1 million, $433.6 million and $387.6 million, respectively. The weighted average cost of capital used in testing goodwill for impairment was 12.5% and 12.0% for our domestic construction segments and our United States facilities services segment, respectively. The perpetual growth rate used for each reporting unit was 3.0%. See Note B—Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for additional discussion of the provisions of ASC 350.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not used any derivative financial instruments, except as discussed below, during the years ended December 31, 2009 and 2008, including trading or speculating on changes in commodity prices of materials used in our business.

We are exposed to market risk for changes in interest rates for borrowings under the Revolving Credit Facility, the Term Loan and the interest rate swap. Borrowings under the Revolving Credit Facility and the Term Loan bear interest at variable rates. The carrying value of our term loan approximates the fair value due to the variable rate on such debt. For further information on borrowing rates and interest rate sensitivity, refer to the Liquidity and Capital Resources discussion in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. As of December 31, 2009, there were no borrowings outstanding under the Revolving Credit Facility and the balance on the Term Loan was $194.75 million. As of December 31, 2009, the fair value of our interest rate swap was a net liability of $1.2 million. Under the terms of the interest rate swap, we pay the counterparty a fixed rate of interest of 1.225%, plus 1.0% to 2.25% based on certain financial tests, and receive a variable rate of interest from the same counterparty. As an indication of the interest rate swap’s sensitivity to changes in interest rates based upon an immediate 50 basis point increase in the appropriate interest rate at December 31, 2009, the termination fair value of the interest rate swap, without consideration of nonperformance risk, would increase by approximately $0.7 million to a net liability of $0.5 million. Conversely, a 50 basis point decrease in that rate would decrease the fair value of the interest rate swap, without consideration of nonperformance risk, to a net liability of $1.9 million.

We are also exposed to construction market risk and its potential related impact on accounts receivable or costs and estimated earnings in excess of billings on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. We continually monitor the creditworthiness of our customers and maintain on-going discussions with customers regarding contract status with respect to change orders and billing terms. Therefore, we believe we take appropriate action to manage market and other risks, but there is no assurance that we will be able to reasonably identify all risks with respect to collectibility of these assets. See also the previous discussions of Revenue Recognition from Long-term Construction Contracts and Services Contracts and Accounts Receivable under Application of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at year end. The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of equity, in our Consolidated Balance Sheets. We believe the exposure to the effects that fluctuating foreign currencies may have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective local currencies. Additionally, expenses associated with these transactions are generally contracted and paid for in their same local currencies.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EMCOR Group, Inc.
and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$726,975	$405,869
Accounts receivable, less allowance for doubtful accounts of $36,188 and $34,832, respectively	1,057,171	1,390,973
Costs and estimated earnings in excess of billings on uncompleted contracts	90,049	105,441
Inventories	34,468	54,601
Prepaid expenses and other	68,702	56,691

Total current assets	1,977,365	2,013,575
Investments, notes and other long-term receivables	19,287	14,958
Property, plant and equipment, net	92,057	96,716
Goodwill	593,628	582,714
Identifiable intangible assets, less accumulated amortization of $72,746 and $54,014, respectively	264,522	292,128
Other assets	35,035	30,352

Total assets	$2,981,894	$3,030,443

LIABILITIES AND EQUITY
Current liabilities:
Borrowings under working capital credit line	$—	$—
Current maturities of long-term debt and capital lease obligations	45,100	3,886
Accounts payable	379,764	500,881
Billings in excess of costs and estimated earnings on uncompleted contracts	526,241	601,834
Accrued payroll and benefits	215,967	221,564
Other accrued expenses and liabilities	167,533	184,990

Total current liabilities	1,334,605	1,513,155
Long-term debt and capital lease obligations	150,251	196,218
Other long-term obligations	270,572	270,301

Total liabilities	1,755,428	1,979,674

Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 68,675,223 and 68,089,280 shares issued, respectively	687	681
Capital surplus	416,267	397,895
Accumulated other comprehensive loss	(52,699)	(49,318)
Retained earnings	869,267	708,511
Treasury stock, at cost 2,487,879 and 2,569,184 shares, respectively	(15,451)	(14,424)

Total EMCOR Group, Inc. stockholders’ equity	1,218,071	1,043,345
Noncontrolling interests	8,395	7,424

Total equity	1,226,466	1,050,769

Total liabilities and equity	$2,981,894	$3,030,443

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc.
and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Years Ended December 31,
(In thousands, except per share data)

	2009	2008	2007
Revenues	$5,547,942	$6,785,242	$5,927,152
Cost of sales	4,723,042	5,898,591	5,224,330

Gross profit	824,900	886,651	702,822
Selling, general and administrative expenses	556,475	582,317	502,654
Restructuring expenses	6,000	1,757	343

Operating income	262,425	302,577	199,825
Interest expense	(7,890)	(11,764)	(9,240)
Interest income	4,735	9,910	13,215

Income from continuing operations before income taxes	259,270	300,723	203,800
Income tax provision	96,193	116,588	77,706

Income from continuing operations	163,077	184,135	126,094
Income from discontinued operations, net of income taxes	—	—	2,765

Net income including noncontrolling interests	163,077	184,135	128,859
Less: Net income attributable to noncontrolling interests	(2,321)	(1,931)	(2,051)

Net income attributable to EMCOR Group, Inc.	$160,756	$182,204	$126,808

Amounts attributable to EMCOR Group, Inc.:
Income from continuing operations	$160,756	$182,204	$124,043
Income from discontinued operations, net of income taxes	—	—	2,765

Net income attributable to EMCOR Group, Inc.	$160,756	$182,204	$126,808

Basic earnings per common share:
From continuing operations	$2.44	$2.79	$1.93
From discontinued operations	—	—	0.04

	$2.44	$2.79	$1.97

Diluted earnings per common share:
From continuing operations	$2.38	$2.71	$1.86
From discontinued operations	—	—	0.04

	$2.38	$2.71	$1.90

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc.
and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended December 31,
(In thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income including noncontrolling interests	$163,077	$184,135	$128,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,768	25,160	20,659
Amortization of identifiable intangible assets	18,977	23,357	17,012
Provision for doubtful accounts	7,178	11,671	5,025
Deferred income taxes	2,922	(9,492)	(23,313)
Gain on sale of discontinued operations	—	—	(1,183)
Loss (gain) on sale of property, plant and equipment	387	(495)	(221)
Excess tax benefits from share-based compensation	(2,203)	(1,232)	(13,392)
Equity income from unconsolidated entities	(2,706)	(3,300)	(5,164)
Non-cash expense for impairment of equity investment	—	6,967	5,510
Non-cash expense for amortization of debt issuance costs	1,530	1,815	1,961
Non-cash expense for impairment of identifiable intangible assets	13,526	—	—
Non-cash compensation expense	7,454	5,905	7,054
Distributions from unconsolidated entities	6,177	5,542	8,199

	243,087	250,033	151,006
Changes in operating assets and liabilities excluding effect of businesses acquired:
Decrease (increase) in accounts receivable	354,206	57,246	(179,359)
Decrease (increase) in inventories	20,135	(601)	670
Decrease (increase) in costs and estimated earnings in excess of billings on uncompleted contracts	18,472	51,280	(4,007)
(Decrease) increase in accounts payable	(135,107)	(43,740)	16,340
(Decrease) increase in billings in excess of costs and estimated earnings on uncompleted contracts	(87,645)	22,117	152,025
(Decrease) increase in accrued payroll and benefits and other accrued expenses and liabilities	(20,977)	(13,069)	104,098
Changes in other assets and liabilities, net	(33,059)	11,760	18,248

Net cash provided by operating activities	359,112	335,026	259,021

Cash flows from investing activities:
Payments for acquisitions of businesses, net of cash acquired, identifiable intangible assets and related earn-out agreements	(21,686)	(89,359)	(513,064)
Proceeds from sale of discontinued operations	—	2,462	5,494
Proceeds from sale of property, plant and equipment	1,215	1,381	4,305
Purchase of property, plant and equipment	(24,100)	(37,514)	(21,501)
Investment in and advances to unconsolidated entities and joint ventures	(8,000)	(800)	(1,534)
Net disbursements for other investments	—	(297)	(50)

Net cash used in investing activities	(52,571)	(124,127)	(526,350)

Cash flows from financing activities:
Proceeds from working capital credit line	—	58,500	—
Repayments of working capital credit line	—	(58,500)	—
Borrowings for long-term debt	—	—	300,000
Repayments for long-term debt and debt issuance costs	(3,041)	(28,101)	(79,301)
Repayments for capital lease obligations	(1,085)	(916)	(655)
Proceeds from exercise of stock options	2,801	2,408	10,310
Issuance of common stock under employee stock purchase plan	2,165	379	—
Distributions to noncontrolling interests	(1,350)	—	—
Excess tax benefits from share-based compensation	2,203	1,232	13,392

Net cash provided by (used in) financing activities	1,693	(24,998)	243,746

Effect of exchange rate changes on cash and cash equivalents	12,872	(31,669)	1,485

Increase (decrease) in cash and cash equivalents	321,106	154,232	(22,098)
Cash and cash equivalents at beginning of year	405,869	251,637	273,735

Cash and cash equivalents at end of year	$726,975	$405,869	$251,637

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc.
and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY AND
COMPREHENSIVE INCOME
(In thousands)

	Total	Comprehensive income	EMCOR Group, Inc. Stockholders					Noncontrolling Interests
			Common stock	Capital surplus	Accumulated other comprehensive (loss) income (1)	Retained earnings	Treasury stock
Balance, December 31, 2006	$724,150		$673	$354,905	$(28,189)	$399,804	$(16,884)	$13,841
Net income including noncontrolling interests	128,859	$128,859	—	—	—	126,808	—	2,051
Foreign currency translation adjustments	7,519	7,519	—	—	7,519	—	—	—
Pension adjustment, net of tax benefit of $2.2 million	5,568	5,568	—	—	5,568	—	—	—

Comprehensive income		141,946
Less: Net income attributable to noncontrolling interests		(2,051)

Comprehensive income attributable to EMCOR		$139,895

Effect of adopting FIN 48	(305)		—	—	—	(305)	—	—
Issuance of treasury stock for restricted stock units (2)	—		—	(311)	—	—	311	—
Treasury stock, at cost (3)	(1,118)		—	—	—	—	(1,118)	—
Common stock issued under stock option plans, net (4)	29,206		5	25,640	—	—	3,561	—
Distributions to noncontrolling interests	(2,156)		—	—	—	—	—	(2,156)
Noncontrolling interest from discontinued operation	(7,043)		—	—	—	—	—	(7,043)
Share-based compensation expense	7,054		—	7,054	—	—	—	—

Balance, December 31, 2007	891,734		678	387,288	(15,102)	526,307	(14,130)	6,693
Net income including noncontrolling interests	184,135	$184,135	—	—	—	182,204	—	1,931
Foreign currency translation adjustments	(15,898)	(15,898)	—	—	(15,898)	—	—	—
Pension adjustment, net of tax benefit of $7.4 million	(18,318)	(18,318)	—	—	(18,318)	—	—	—

Comprehensive income		149,919
Less: Net income attributable to noncontrolling interests		(1,931)

Comprehensive income attributable to EMCOR		$147,988

Issuance of treasury stock for restricted stock units (2)	—		—	(108)	—	—	108	—
Treasury stock, at cost (3)	(493)		—	—	—	—	(493)	—
Common stock issued under share-based compensation plans, net (4)	4,525		3	4,431	—	—	91	—
Common stock issued under employee stock purchase plan	379		—	379	—	—	—	—
Distributions to noncontrolling interests	(1,200)		—	—	—	—	—	(1,200)
Share-based compensation expense	5,905		—	5,905	—	—	—	—

Balance, December 31, 2008	$1,050,769		$681	$397,895	$(49,318)	$708,511	$(14,424)	$7,424

EMCOR Group, Inc.
and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY AND
COMPREHENSIVE INCOME—(Continued)
(In thousands)

	Total	Comprehensive income	EMCOR Group, Inc. Stockholders					Noncontrolling Interests
			Common stock	Capital surplus	Accumulated other comprehensive (loss) income (1)	Retained earnings	Treasury stock
Balance, December 31, 2008	$1,050,769		$681	$397,895	$(49,318)	$708,511	$(14,424)	$7,424
Net income including noncontrolling interests	163,077	$163,077	—	—	—	160,756	—	2,321
Foreign currency translation adjustments	5,792	5,792	—	8	5,784	—	—	—
Pension adjustment, net of tax benefit of $3.2 million	(8,574)	(8,574)	—	—	(8,574)	—	—	—
Deferred loss on cash flow hedge, net of tax benefit of $0.5 million	(746)	(746)	—	—	(746)	—	—	—
Loss on partial de-designation of cash flow hedge, net of tax benefit of $0.1 million	155	155	—	—	155	—	—	—

Comprehensive income		159,704
Less: Net income attributable to noncontrolling interests		(2,321)

Comprehensive income attributable to EMCOR		$157,383

Treasury stock, at cost (3)	(1,660)		—	—	—	—	(1,660)	—
Common stock issued under share-based compensation plans, net of tax benefit (4)	9,384		6	8,745	—	—	633	—
Common stock issued under employee stock purchase plan	2,165		—	2,165	—	—	—	—
Distributions to noncontrolling interests	(1,350)		—	—	—	—	—	(1,350)
Share-based compensation expense	5,492		—	5,492	—	—	—	—
Capital contributed by selling shareholders of an acquired business (5)	1,962		—	1,962	—	—	—	—

Balance, December 31, 2009	$1,226,466		$687	$416,267	$(52,699)	$869,267	$(15,451)	$8,395

(1)

As of December 31, 2009, represents cumulative foreign currency translation, pension liability adjustments and deferred loss on interest rate swap of $16.2 million, $(68.3) million and $(0.6) million, respectively. As of December 31, 2008, represents cumulative foreign currency translation and pension liability adjustments of $10.4 million and $(59.7) million, respectively. As of December 31, 2007, represents cumulative foreign currency translation and pension liability adjustments of $26.3 million and $(41.4) million, respectively.

(2)	Represents common stock transferred at cost from treasury stock upon the vesting of restricted stock units.

(3)	Represents value of shares of common stock withheld by EMCOR for income tax withholding requirements upon the vesting of restricted stock units.

(4)	Includes the tax benefit associated with share-based compensation of $2.2 million in 2009, $1.8 million in 2008 and $15.2 million in 2007.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—NATURE OF OPERATIONS

References to the “Company,” “EMCOR,” “we,” “us,” “our” and words of similar import refer to EMCOR Group, Inc. and its consolidated subsidiaries unless the context indicates otherwise.

We are one of the largest electrical and mechanical construction and facilities services firms in the United States, Canada, the United Kingdom and in the world. We specialize principally in providing construction services relating to electrical and mechanical systems in facilities of all types and in providing comprehensive services for the operation, maintenance and management of substantially all aspects of such facilities, commonly referred to as “facilities services.” We design, integrate, install, start-up, operate and maintain various electrical and mechanical systems, including: (a) electric power transmission and distribution systems; (b) premises electrical and lighting systems; (c) low-voltage systems, such as fire alarm, security and process control systems; (d) voice and data communication systems; (e) roadway and transit lighting and fiber optic lines; (f) heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems; (g) fire protection systems; (h) plumbing, process and high-purity piping systems; (i) water and wastewater treatment systems; and (j) central plant heating and cooling systems. We provide electrical and mechanical construction services and facilities services directly to corporations, municipalities and other governmental entities, owners/developers and tenants of buildings. We also provide these services indirectly by acting as a subcontractor to general contractors, systems suppliers and other subcontractors. Electrical and mechanical construction services generally fall into one of two categories: (a) large installation projects with contracts often in the multi-million dollar range that involve construction of industrial and commercial buildings and institutional and public works facilities or the fit-out of large blocks of space within commercial buildings and (b) smaller installation projects typically involving fit-out, renovation and retrofit work. Our facilities services businesses, which support the operation of a customer’s facilities, include: (a) industrial maintenance and services; (b) outage services to utilities and industrial plants; (c) commercial and government site-based operations and maintenance; (d) military base operations support services; (e) mobile maintenance and services; (f) facilities management; (g) installation and support for building systems; (h) technical consulting and diagnostic services; (i) small modification and retrofit projects; (j) retrofit projects to comply with clean air laws; (k) program development, management and maintenance for energy systems; and (l) shop and on-site field services for refineries and petrochemical plants. These services are provided to a wide range of commercial, industrial, utility and institutional facilities including those at which we provided construction services.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. All investments over which we exercise significant influence, but do not control (a 20% to 50% ownership interest), are accounted for using the equity method of accounting. Additionally, we participate in a joint venture with another company, and we have consolidated this joint venture as we have determined that through our participation we have a variable interest and are the primary beneficiary as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 810, “Consolidation”.

For joint ventures that have been accounted for using the consolidation method of accounting, noncontrolling interest represents the allocation of earnings to our joint venture partners who either have a minority-ownership interest in the joint venture or are not at risk for the majority of losses of the joint venture.

On July 9, 2007, we effected a 2-for-1 stock split in the form of a stock distribution of one common share for each common share owned on the record date of June 20, 2007. The capital stock accounts, all share data and earnings per share data give effect to the stock split, applied retroactively, to all periods presented. See Note J—Common Stock of the notes to consolidated financial statements for additional information.

The results of operations for 2007 reflect discontinued operations accounting due to the sale of our interest in a consolidated joint venture in 2007.

The results of operations of companies acquired have been included in the results of operations from the date of the respective acquisition.

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Principles of Preparation

The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. We have evaluated all subsequent events through the time of filing this Form 10-K with the Securities and Exchange Commission on February 25, 2010, the date the financial statements were issued.

Reclassifications of prior year data have been made in the accompanying consolidated financial statements where appropriate to conform to the current presentation.

Revenue Recognition

Revenues from long-term construction contracts are recognized on the percentage-of-completion method in accordance with ASC Topic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts”. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Certain of our electrical contracting business units measure percentage-of-completion by the percentage of labor costs incurred to date for each contract to the estimated total labor costs for such contract. Revenues from the performance of facilities services for maintenance, repair and retrofit work are recognized consistent with the performance of services, which are generally on a pro-rata basis over the life of the contractual arrangement. Expenses related to all services arrangements are recognized as incurred. Revenues related to the engineering, manufacturing and repairing of shell and tube heat exchangers are recognized when the product is shipped and all other revenue recognition criteria have been met. Costs related to this work are included in inventory until the product is shipped. These costs include all direct material, labor and subcontracting costs and indirect costs related to performance such as supplies, tools and repairs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. In the case of customer change orders for uncompleted long-term construction contracts, estimated recoveries are included for work performed in forecasting ultimate profitability on certain contracts. Due to uncertainties inherent in the estimation process, it is possible that completion costs, including those arising from contract penalty provisions and final contract settlements, will be revised in the near-term. Such revisions to costs and income are recognized in the period in which the revisions are determined.

Costs and estimated earnings on uncompleted contracts

Costs and estimated earnings in excess of billings on uncompleted contracts arise in the consolidated balance sheets when revenues have been recognized but the amounts cannot be billed under the terms of the contracts. Such amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units, or completion of a contract. Also included in costs and estimated earnings on uncompleted contracts are amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value when realization is probable and can be reasonably estimated. No profit is recognized on construction costs incurred in connection with claim amounts. Claims and unapproved change orders made by us involve negotiation and, in certain cases, litigation. In the event litigation costs are incurred by us in connection with claims or unapproved change orders, such litigation costs are expensed as incurred, although we may seek to recover these costs. We believe that we have established legal bases for pursuing recovery of our recorded unapproved change orders and claims, and it is management’s intention to pursue and litigate such claims, if necessary, until a decision or settlement is reached. Unapproved change orders and claims also involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded claims and unapproved change orders may be made in the near term. If we do not successfully resolve these matters, a net expense (recorded as a reduction in revenues) may be required, in addition to amounts that may have been previously provided for. We record

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

the profit associated with the settlement of claims upon receipt of final payment. Claims against us are recognized when a loss is considered probable and amounts are reasonably determinable.

Costs and estimated earnings on uncompleted contracts and related amounts billed as of December 31, 2009 and 2008 were as follows (in thousands):

	2009	2008
Costs incurred on uncompleted contracts	$8,156,428	$8,990,785
Estimated earnings, thereon	795,407	751,041

	8,951,835	9,741,826
Less: billings to date	9,388,027	10,238,219

	$(436,192)	$(496,393)

Such amounts were included in the accompanying Consolidated Balance Sheets at December 31, 2009 and 2008 under the following captions (in thousands):

	2009	2008
Costs and estimated earnings in excess of billings on uncompleted contracts	$90,049	$105,441
Billings in excess of costs and estimated earnings on uncompleted contracts	(526,241)	(601,834)

	$(436,192)	$(496,393)

As of December 31, 2009 and 2008, costs and estimated earnings in excess of billings on uncompleted contracts included unbilled revenues for unapproved change orders of approximately $11.2 million and $12.2 million, respectively, and claims of approximately $4.9 million and $5.8 million, respectively. In addition, accounts receivable as of December 31, 2009 and 2008 included claims of approximately $2.5 million and $1.7 million, respectively, plus contractually billed amounts related to such contracts of $29.6 million and $45.0 million, respectively. Generally, contractually billed amounts will not be paid by the customer to us until final resolution of related claims.

Classification of Contract Amounts

In accordance with industry practice, we classify as current all assets and liabilities related to the performance of long-term contracts. The contracting cycle for certain long-term contracts may extend beyond one year, and, accordingly, collection or payment of amounts related to these contracts may extend beyond one year. Accounts receivable at December 31, 2009 and 2008 included $221.0 million and $275.0 million, respectively, of retainage billed under terms of these contracts. We estimate that approximately 75% of retainage recorded at December 31, 2009 will be collected during 2010. Accounts payable at December 31, 2009 and 2008 included $38.6 million and $45.5 million, respectively, of retainage withheld under terms of the contracts. We estimate that approximately 69% of retainage withheld at December 31, 2009 will be paid during 2010. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to deterioration of its financial condition or its credit ratings. The allowance for doubtful accounts requirements are based on the best facts available and are reevaluated and adjusted on a regular basis and as additional information is received.

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

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally using the average cost method. Inventories as of December 31, 2009 and 2008 consist of the following amounts (in thousands):

	2009	2008
Raw materials and construction materials	$16,735	$22,845
Work in process	17,733	31,756

	$34,468	$54,601

Investments, notes and other long-term receivables

Investments, notes and other long-term receivables were $19.3 million and $15.0 million at December 31, 2009 and 2008, respectively, and primarily consist of investments in joint ventures accounted for using the equity method of accounting. Included as investments, notes and other long-term receivables were investments of $13.1 million and $4.5 million as of December 31, 2009 and 2008, respectively, relating to a venture with Baltimore Gas & Electric (a subsidiary of Constellation Energy). This venture designs, constructs, owns, operates, leases and maintains facilities to produce chilled water for sale to customers for use in air conditioning commercial properties. As a result of our discounted cash flow analysis, an impairment charge of $7.0 million was recognized in 2008, to write-down the carrying value of this investment to its estimated fair value. We recorded this other-than-temporary decline in fair value as a component of cost of sales. In 2009, the venture, using its own cash and cash from additional capital contributions, acquired its outstanding bonds in the principal amount of $25.0 million. As a result of this, we were required to make an additional capital contribution of $8.0 million to the venture. On January 8, 2010, this venture, including our investment, was sold to a third party. As a result of this sale, we received $17.6 million for our 40% interest.

Property, plant and equipment

Property, plant and equipment is stated at cost. Depreciation, including amortization of assets under capital leases, is recorded principally using the straight-line method over estimated useful lives of 3 to 10 years for machinery and equipment, 3 to 7 years for vehicles, furniture and fixtures and computer hardware/software and 25 years for buildings. Leasehold improvements are amortized over the shorter of the remaining life of the lease term or the expected service life of the improvement.

Property, plant and equipment in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Machinery and equipment	$77,544	$72,973
Vehicles	37,456	36,909
Furniture and fixtures	19,664	19,094
Computer hardware/software	74,794	69,972
Land, buildings and leasehold improvements	67,793	63,921

	277,251	262,869
Accumulated depreciation and amortization	(185,194)	(166,153)

	$92,057	$96,716

Impairment of Long-Lived Assets

The carrying values of property, plant and equipment are reviewed for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. In performing this review for recoverability, property, plant and equipment is assessed for possible impairment by comparing their carrying values to

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

their undiscounted net pre-tax cash flows expected to result from the use of the asset. Impaired assets are written down to their fair values, generally determined based on their estimated future discounted cash flows. Based on the results of our testing for the years ended December 31, 2009, 2008 and 2007, no adjustment for the impairment of property, plant and equipment carrying value was recognized.

Goodwill at December 31, 2009 and 2008 was approximately $593.6 million and $582.7 million, respectively, and reflects the excess of cost over fair market value of net identifiable assets of companies acquired. Goodwill attributable to companies acquired in 2009 has been preliminarily valued at $0.6 million. ASC Topic 805, “Business Combinations” (“ASC 805”) requires that all business combinations be accounted for using the acquisition method in 2009 and the purchase method in 2008 and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”) requires goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, such as trade names, but instead must be tested at least annually for impairment (which we test each October 1, absent any impairment indicators) and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives. As of December 31, 2009, we had $593.6 million of goodwill on our balance sheet and, of this amount, approximately 69.4% relates to our United States facilities services segment, approximately 29.9% relates to our United States mechanical construction and facilities services segment and approximately 0.7% relates to our United States electrical construction and facilities services segment.

We test for the impairment of goodwill at the reporting unit level utilizing the two-step process as prescribed by ASC 350. The first step of this test compares the fair value of the reporting unit, determined based upon discounted estimated future cash flows, to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no further work is required and no impairment loss is recognized. If the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired and step two of the goodwill impairment test would need to be performed to measure the amount of an impairment loss, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss in the amount of the excess is recognized and charged to operations. For the years ended December 31, 2009, 2008 and 2007, no impairment of our goodwill was recognized.

We also test for the impairment of trade names that are not subject to amortization by calculating the fair value using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment loss in the amount of the excess is recognized and charged to operations. The annual impairment review of our trade names for the year ended December 31, 2009 resulted in a $11.5 million non-cash impairment charge as a result of a change in the fair value of trade names associated with certain prior acquisitions, recorded in selling, general and administrative expenses and reported within our United States facilities services and United States mechanical construction and facilities services segments. For the years ended December 31, 2008 and 2007, no impairment of our trade names was recognized.

In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their future discounted cash flows. The annual impairment review of our other identifiable intangible assets for the year ended December 31, 2009 resulted in a $2.0 million non-cash impairment charge as a result of a change in the fair value of customer relationships associated with certain prior acquisitions, recorded in selling, general and administrative expenses and reported within our United States mechanical construction and facilities services segment. For the years ended December 31, 2008 and 2007, no impairment of our indefinite lived intangible assets was recognized.

Our development of the present value of future cash flow projections is based upon assumptions and estimates by management from a review of our operating results, business plans, anticipated growth rates and margins and weighted

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

average cost of capital, among others. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods. There can be no assurances that our estimates and assumptions made for purposes of our goodwill and identifiable intangible asset impairment testing as of October 1, 2009 will prove to be accurate predictions of the future. If our assumptions regarding business plans or anticipated growth rates and/or margins are not achieved, we may be required to record goodwill and/or identifiable intangible asset impairment charges in future periods, whether in connection with our next annual impairment testing on October 1, 2010 or earlier, if an indicator of an impairment is present outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such a charge would be material.

The changes in the carrying amount of goodwill during the years ended December 31, 2009 and 2008 were as follows (in thousands):

	2009	2008
Balance at beginning of period	$582,714	$563,918
Earn-out payments/accruals on prior acquisitions	9,112	7,349
Goodwill recorded for acquisition of businesses	1,802	11,447

Balance at end of period	$593,628	$582,714

There may be contingent payments associated with the future performance of certain acquired entities, which may result in an increase to goodwill. During 2009 and 2008, we recorded an aggregate of $9.1 million and $7.3 million, respectively, by reason of earn-out obligations in respect of prior acquisitions, which increased goodwill associated with these acquisitions.

Identifiable intangible assets, gross, at December 31, 2009 are comprised of $34.5 million of contract backlog, $91.0 million of developed technology, $115.7 million of customer relationships, $7.2 million of non-competition agreements, and $88.8 million of trade names. Identifiable intangible assets, gross, at December 31, 2008 were comprised of $34.2 million of contract backlog, $91.0 million of developed technology, $112.7 million of customer relationships, $7.7 million of non-competition agreements, and $100.5 million of trade names, all acquired as a result of acquisitions. Identifiable intangible assets attributable to companies acquired in 2009 have been valued at $4.0 million. See Note C—Acquisitions of Businesses of the notes to consolidated financial statements for additional information. The $88.8 million attributable to trade names is not being amortized as these trade names have indefinite lives, but are subject to an annual review for impairment. Except for the contract backlog of a facilities services business acquired in 2007, which was being expensed in a manner consistent with its expected revenue recognition, the identifiable intangible amounts are amortized on a straight-line basis. The amortization periods range from 9 months to 33 months for contract backlog, 20 years for developed technology, 5 to 20 years for customer relationships, and 3 to 7 years for non-competition agreements. The contract backlog, developed technology, customer relationships and non-competition agreements are presented in the consolidated balance sheets net of accumulated amortization of $72.7 million and $54.0 million at December 31, 2009 and 2008, respectively. The following table presents the estimated future amortization expense of identifiable intangible assets in the following years (in millions):

2010	$14.1
2011	12.5
2012	11.8
2013	11.4
2014	11.2
Thereafter	114.7

$175.7

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Insurance Liabilities

Our insurance liabilities are determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. At December 31, 2009 and 2008, the estimated current portion of undiscounted insurance liabilities of $20.5 million and $18.6 million, respectively, were included in “Other accrued expenses and liabilities” in the accompanying Consolidated Balance Sheets. The estimated non-current portion of the undiscounted insurance liabilities included in “Other long-term obligations” at December 31, 2009 and 2008 were $93.6 million and $99.1 million, respectively.

Foreign Operations

The financial statements and transactions of our foreign subsidiaries are maintained in their functional currency and translated into U.S. dollars in accordance with ASC Topic 830, “Foreign Currency Matters”. Translation adjustments have been recorded as “Accumulated other comprehensive loss”, a separate component of “Equity”.

Income Taxes

We account for income taxes in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). ASC 740 requires an asset and liability approach which requires the recognition of deferred income tax assets and deferred income tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred income tax assets when it is more likely than not that a tax benefit will not be realized.

We recognize tax benefits in accordance with the provisions of ASC 740. We recognize accruals of interest related to unrecognized income tax benefits in income tax expense.

Valuation of Share-Based Compensation Plans

We have various types of share-based compensation plans and programs, which are administered by our Board of Directors or its Compensation and Personnel Committee. See Note K—Share-Based Compensation Plans of the notes to consolidated financial statements for additional information regarding the share-based compensation plans and programs.

We account for share-based payments in accordance with the provision of ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”). ASC 718 requires that all share-based payments issued to acquire goods or services, including grants of employee stock options, be recognized in the statement of operations based on their fair values, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense related to share-based awards is recognized over the requisite service period, which is generally the vesting period. For shares subject to graded vesting, our policy is to apply the straight-line method in recognizing compensation expense. ASC 718 requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash inflow, rather than as an operating cash inflow on the Consolidated Statements of Cash Flows. This requirement reduces net operating cash flows and increases net financing cash flows.

New Accounting Pronouncements

On January 1, 2009, we adopted the accounting pronouncement for business combinations, which changes the accounting for acquisitions, specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is beyond a reasonable doubt to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and changing when restructurings related to acquisitions can be recognized. This pronouncement only affects the accounting for acquisitions that are made after its adoption.

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

On January 1, 2009, we adopted the accounting pronouncement for noncontrolling interests in consolidated financial statements, which requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from our equity, and has been applied retrospectively to all periods presented. The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement. This pronouncement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

On January 1, 2009, we adopted the accounting pronouncement for disclosures about derivative instruments and hedging activities, which requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Although this pronouncement requires enhanced disclosures, its adoption did not affect our financial position and results of operations.

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

On January 1, 2009, we adopted the accounting pronouncement for accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, which applies to all assets acquired and all liabilities assumed in a business combination that arise from contingencies. This pronouncement states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized at the acquisition date if the following criteria are met: (a) information is available before the acquisition date and (b) the amount of the asset or liability can be reasonably estimated. The adoption of this pronouncement did not have any effect on our consolidated financial statements.

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

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

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

On July 1, 2009, we adopted the accounting pronouncement for the FASB Accounting Standards Codification and the hierarchy of generally accepted accounting principles, which establishes the ASC as the source of authoritative accounting principles recognized by the FASB to be applied to nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. The adoption of this pronouncement did not have any effect on our consolidated financial statements.

On December 31, 2009, we adopted the accounting pronouncement regarding the employers’ disclosures about postretirement benefit plan assets, which requires that an employer provide objective disclosures about the plan assets of a defined benefit pension plan or other postretirement plan, including disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. While the adoption of this pronouncement required enhanced disclosures, it did not have any affect on our consolidated financial statements.

In June 2009, an accounting pronouncement was issued regarding the consolidation of variable interest entities, which changes the consolidation guidance related to a variable interest entity (“VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb the losses or the right to receive the benefits of the VIE that could potentially be significant to the VIE. This statement also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. It was previously required to reconsider whether an enterprise is the primary beneficiary of a VIE only when specific events had occurred. This pronouncement also requires enhanced disclosures about an enterprise’s involvement with a VIE. This pronouncement is effective for interim and annual periods beginning after November 15, 2009, and, as such, we plan to adopt this pronouncement on January 1, 2010. We have not determined the effect, if any, that the adoption of the pronouncement may have on our financial position and/or results of operations.

In October 2009, an accounting pronouncement was issued to update existing guidance on revenue recognition for arrangements with multiple deliverables. This guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the consideration attributed to the delivered item. This may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimates selling prices are required. This pronouncement is effective prospectively for revenue arrangements entered into or modified after annual periods beginning on or after June 15, 2010, but early adoption is permitted. We have not determined the effect, if any, that the adoption of the pronouncement may have on our financial position and/or results of operations.

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE C—ACQUISITIONS OF BUSINESSES

During 2009, we acquired a company for an immaterial amount. This company provides mobile mechanical services and has been included in our United States facilities services reporting segment.

During 2008, we acquired five companies, which were not material individually or in the aggregate, for an aggregate of $82.7 million. One of the companies primarily provides industrial services to refineries, another primarily provides industrial maintenance services, and two others primarily perform mobile mechanical services. The results of these four companies have been included in our United States facilities services reporting segment. The fifth company is a fire protection company that has been included in our United States mechanical construction and facilities services reporting segment. Goodwill and identifiable intangible assets attributable to these five companies were valued at an aggregate of $15.0 million and $48.8 million, respectively, representing the excess of the aggregate purchase price over the fair value amounts assigned to their net tangible assets.

During 2007, we acquired an industrial services company, which has been included in our United States facilities services segment. The purchase price paid was approximately $455.4 million, net of cash acquired of approximately $1.5 million, and was funded by approximately $155.4 million of our cash on hand and from $300.0 million of borrowings under a $300.0 million Term Loan Agreement (the “Term Loan”). The Term Loan, which was paid in full in February 2010, is described further in Note F—Debt of the notes to consolidated financial statements. Additionally, approximately $5.5 million was paid for directly related acquisition costs.

Also during 2007, we acquired four companies, which were not material individually or in the aggregate, for an aggregate of $53.0 million. Two of the companies primarily perform facilities services and have been included in our United States facilities services reporting segment, and the other two primarily perform mechanical construction work and have been included in our United States mechanical construction and facilities services reporting segment. Goodwill and identifiable intangible assets attributable to these companies, representing the excess purchase price over the fair value of amounts assigned to the net tangible assets acquired, were valued at $6.9 million and $31.2 million, respectively.

We believe the aforementioned acquisitions further our goal of service and geographic diversification and/or expansion of our facilities services operations and our mechanical construction and facilities services operation in our fire protection offerings. Additionally, these acquisitions create more opportunities for our subsidiaries to collaborate on national facilities services contracts. See Note B—Summary of Significant Accounting Policies of the notes to consolidated financial statements for a discussion of goodwill and identifiable intangible assets.

During 2009 and 2008, the purchase price accounting for all of our acquisitions was finalized. As a result, identifiable intangible assets ascribed to its goodwill, contract backlog, customer relationships, trade names and related non-competition agreements were adjusted with an insignificant impact. The purchase prices of certain of these acquisitions are subject to finalization based on certain contingencies provided for in the purchase agreements. These acquisitions were accounted for by the purchase method in 2008 and 2007 and by the acquisition method in 2009, and the purchase prices have been allocated to the assets acquired and liabilities assumed, based upon the estimated fair values of the respective assets and liabilities at the dates of the respective acquisitions.

For the year ended December 31, 2009, we recorded approximately $2.0 million of non-cash compensation expense related to a prior acquisition, with an offsetting amount recorded as a capital contribution from the selling shareholders of the acquired company. This non-cash expense was a result of a redistributed portion of acquisition-related payments made by the former owners of the acquired company to certain employees. These employees were not shareholders of the acquired company, and such payments were dependent on continuing employment with us.

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE C—ACQUISITIONS OF BUSINESSES—(Continued)

The following table presents our unaudited pro forma results of operations including all companies acquired during 2007 as if the acquisitions had occurred at the beginning of fiscal 2007. The unaudited pro forma results of operations for companies acquired during 2009 and 2008, which are not material individually or in the aggregate, have been excluded. The unaudited pro forma results of operations are not necessarily indicative of the results of operations had the acquisitions actually occurred at the beginning of fiscal 2007, nor is it necessarily indicative of future operating results (in thousands, except per share data):

	2007
Revenues	$6,249,243
Operating income	$234,979	(1)
Income from continuing operations attributable to EMCOR Group, Inc.	$132,900	(1)
Net income attributable of EMCOR Group, Inc.	$135,665
Diluted earnings per common share from continuing operations	$1.99
Diluted earnings per common share	$2.03

(1)

Includes compensation related expenses of $18.7 million associated with certain share-based payments made to certain members of management of an acquired company prior to the acquisition date. These amounts were recorded in the pre-acquisition financial statements.

The above pro forma results of operations include additional interest expense associated with the Term Loan, the loss of interest income related to the use of cash for the acquisition and the amortization expense associated with the preliminary value placed on the identifiable intangible assets related to companies acquired in the third and fourth quarters of 2007.

NOTE D—DISPOSITION OF ASSETS

Results of operations for 2007 presented in our consolidated financial statements reflect discontinued operations accounting. On August 6, 2007, we sold our majority ownership in a joint venture with CB Richard Ellis, Inc. (“CBRE”) to CBRE for $8.0 million. This sale followed our purchase, for approximately $0.5 million, of certain of the joint venture’s assets. Included in the results of discontinued operations for 2007 was a gain of $1.2 million (net of income tax benefit of $1.8 million) resulting from the sale of our joint venture interest. As of December 31, 2008, the entire sale price of $8.0 million had been received. We will not have any significant future involvement with this entity. The components of the results of discontinued operations for CBRE are as follows (in thousands, except per share data):

2007(1)
Revenues	$79,095
Income from discontinued operation	$1,582
Gain on sale of discontinued operation	$1,183
Net income from discontinued operation	$2,765
Diluted earnings per common share from discontinued operation	$0.04

(1)	Through date of sale, August 6, 2007.

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE E—EARNINGS PER SHARE

The following tables summarize our calculation of Basic and Diluted Earnings per Common Share (“EPS”) for the years ended December 31, 2009, 2008 and 2007 as adjusted for our July 9, 2007 2-for-1 stock split (in thousands, except share and per share data):

	2009	2008	2007
Amounts attributable to EMCOR Group, Inc.
Numerator:
Income from continuing operations	$160,756	$182,204	$124,043
Income from discontinued operations, net of income taxes	—	—	2,765

Net income attributable to EMCOR Group, Inc. available to common stockholders	$160,756	$182,204	$126,808

Denominator:
Weighted average shares outstanding used to compute basic earnings per
common share	65,910,793	65,373,483	64,431,471
Effect of diluted securities—Share-based awards	1,534,492	1,743,778	2,300,465

Shares used to compute diluted earnings per common share	67,445,285	67,117,261	66,731,936

Basic earnings per common share:
From continuing operations	$2.44	$2.79	$1.93
From discontinued operations	—	—	0.04

Total	$2.44	$2.79	$1.97

Diluted earnings per common share:
From continuing operations	$2.38	$2.71	$1.86
From discontinued operations	—	—	0.04

Total	$2.38	$2.71	$1.90

The number of options granted to purchase shares of our common stock that were excluded from the computation of Diluted EPS for the years ended December 31, 2009, 2008 and 2007 because they would be anti-dilutive were 516,386, 295,624 and 120,000, respectively.

NOTE F—DEBT

Credit Facilities

Our revolving credit agreement (the “Revolving Credit Facility”) provides for a credit facility of $375.0 million. The Revolving Credit Facility expires on October 17, 2010. It permits us to increase our borrowings to $500.0 million if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $125.0 million of the borrowing capacity under the Revolving Credit Facility to letters of credit. The Revolving Credit Facility is guaranteed by certain of our direct and indirect subsidiaries, is secured by substantially all of our assets and most of the assets of our subsidiaries, and provides for borrowings in the form of revolving loans and letters of credit. The Revolving Credit Facility contains various covenants requiring, among other things, maintenance of certain financial ratios and certain restrictions with respect to payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount of the Revolving Credit Facility. The fee ranges from 0.25% to 0.5% of the unused amount, based on certain financial tests. Borrowings under the Revolving Credit Facility bear interest at (1) a rate which is the prime commercial lending rate announced by Harris Nesbitt from time to time (3.25% at December 31, 2009) plus 0.0% to 0.5%, based on certain financial tests or (2) United States dollar LIBOR (0.23% at December 31, 2009) plus 1.0% to 2.25%, based on certain financial tests. The interest rates in effect at December 31, 2009 were 3.25% and 1.23% for the prime commercial lending rate and the United States dollar LIBOR, respectively. Letter of credit fees issued under this

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE F—DEBT—(Continued)

facility range from 1.0% to 2.25% of the respective face amounts of the letters of credit issued and are charged based on the type of letter of credit issued and certain financial tests. As of December 31, 2009 and 2008, we had approximately $68.9 million and $53.7 million of letters of credit outstanding, respectively. There were no borrowings under the Revolving Credit Facility as of December 31, 2009 and 2008.

Term Loan

On September 19, 2007, we entered into the Term Loan. The proceeds were used to pay a portion of the consideration for the acquisition of Ohmstede and costs and expenses incident thereto. The Term Loan contains financial covenants, representations and warranties and events of default. The Term Loan covenants require, among other things, maintenance of certain financial ratios and certain restrictions with respect to payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We are required to make principal payments on the Term Loan in installments on the last day of March, June, September and December of each year, which commenced in March 2008, in the amount of $0.75 million. A final payment comprised of all remaining principal and interest is due in October 2010. The Term Loan is secured by substantially all of our assets and most of the assets of our U.S. subsidiaries. The Term Loan bears interest at (1) the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at December 31, 2009) plus 0.0% to 0.5% based on certain financial tests or (2) U.S. dollar LIBOR (0.23% at December 31, 2009) plus 1.0% to 2.25% based on certain financial tests. The interest rate in effect at December 31, 2009 was 1.23%. We capitalized approximately $4.0 million of debt issuance costs associated with the Term Loan. This amount is being amortized over the life of the loan and is included as part of interest expense. We have made total prepayments of $99.25 million since we entered into the Term Loan, $24.25 million of which were made during the year ended December 31, 2008, as well as mandatory repayments of $6.0 million, to reduce the balance of the Term Loan to $194.75 million at December 31, 2009.

On February 4, 2010, we entered into a new revolving credit agreement, which replaced the Revolving Credit Facility. The new credit facility provides for a credit facility of $550.0 million and expires in February 2013. The terms of the new facility, except for the interest rate terms, are similar to the terms of our existing credit agreements. Upon closing of the facility, we proceeded to draw $150.0 million on the new facility, which is outstanding at our discretion until the new facility expires, and used the proceeds along with cash on hand to prepay the outstanding Term Loan balance of $194.75 million.

Long-term debt in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Term Loan, interest payable in varying amounts through 2010	$194,750	$197,750
Capitalized Lease Obligations, at weighted average interest rates from 2.0% to 9.3% payable in varying amounts through 2014	601	2,313
Other	—	41

	195,351	200,104
Less: current maturities	45,100	3,886

	$150,251	$196,218

Capitalized Lease Obligations

See Note M—Commitments and Contingencies of the notes to consolidated financial statements for additional information.

Other Long-Term Debt

As of December 31, 2008, long-term debt consisted primarily of loans for real estate, office equipment, automobiles and building improvements.

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE G—DERIVATIVE INSTRUMENT AND HEDGING ACTIVITY

On January 27, 2009, we entered into an interest rate swap agreement (the “Swap Agreement”) providing for an interest rate swap which hedges the interest rate risk on our variable rate debt. The Swap Agreement is used to manage the variable interest rate of our borrowings and related overall cost of borrowing. We mitigate the risk of counterparty nonperformance by choosing as our counterparty a major reputable financial institution with an investment grade credit rating.

The derivative is recognized as either an asset or liability on our Consolidated Balance Sheets with measurement at fair value, and changes in the fair value of the derivative instrument are reported in either net income, included as part of interest expense, or Accumulated other comprehensive loss, depending on the designated use of the derivative and whether or not it meets the criteria for hedge accounting. The fair value of this instrument reflects the net amount required to settle the position. The accounting for gains and losses associated with changes in fair value of the derivative and the related effects on the condensed consolidated financial statements is subject to their hedge designation and whether they meet effectiveness standards.

The Swap Agreement matures in October 2010. We pay a fixed rate of 1.225% and receive a floating rate of 30 day LIBOR on the notional amount. A portion of the interest rate swap has been designated as an effective cash flow hedge, whereby changes in the cash flows from the swap perfectly offset the changes in the cash flows associated with the floating rate of interest. See Note F—Debt of the notes to consolidated financial statements for additional information. The fair value of the interest rate swap at December 31, 2009 was a net liability of $1.2 million based upon the valuation technique known as the market standard methodology of netting the discounted future fixed cash flows and the discounted expected variable cash flows. The variable cash flows are based on an expectation of future interest rates (forward curves) derived from observable interest rate curves. In addition, we have incorporated a credit valuation adjustment into our calculation of fair value of the interest rate swap. This adjustment recognizes both our nonperformance risk and the respective counterparty’s nonperformance risk. The net liability was included in “Other accrued expenses and liabilities” on our Consolidated Balance Sheet. Accumulated other comprehensive loss at December 31, 2009 included the accumulated loss, on the effective portion of the hedge, net of income taxes, on the cash flow hedge, of $0.6 million.

On December 1, 2009, we de-designated $45.5 million of the interest rate swap as it was determined that it was no longer probable that the future estimated cash flows were going to occur as originally estimated. We discontinued the application of hedge accounting associated with this portion of the interest rate swap, and $0.3 million was expensed, included as part of interest expense, and removed from Accumulated other comprehensive loss.

We have an agreement with our derivative counterparty that contains a provision that if we default on certain of our indebtedness, we could also be declared in default on our derivative obligation.

As of December 31, 2009, the fair value of our derivative is $1.2 million and is in a net liability position reflecting the interest rate swap’s termination value as the credit value adjustment for counterparty nonperformance is immaterial. We have no obligation to post any collateral related to this derivative.

NOTE H—FAIR VALUE MEASUREMENTS

In 2008, we adopted the provisions of ASC 820 “Fair Value Measurements and Disclosures”, which provides guidance to (i) all applicable financial assets and liabilities and (ii) non-financial assets and liabilities that are recognized or disclosed at fair value in our financial statements on a recurring basis. In January 2009, we adopted an accounting standard update related to ASC 820, which applies this guidance to all remaining assets and liabilities measured on a non-recurring basis at fair value. We use a fair value hierarchy that prioritizes the inputs to valuation techniques used to

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE H—FAIR VALUE MEASUREMENTS—(Continued)

measure fair value. The hierarchy, which gives the highest priority to quoted prices in active markets, is comprised of the following three levels:

Level 1—Unadjusted quoted market prices in active markets for identical assets and liabilities.

Level 2—Observable inputs, other than Level 1 inputs. Level 2 inputs would typically include quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3—Prices or valuations that require inputs that are both significant to the measurement and unobservable.

We measure the fair value of our derivative instrument on a recurring basis. At December 31, 2009, the $1.2 million fair value of the interest rate swap was determined using Level 2 inputs.

We believe that the carrying values of our financial instruments, which include accounts receivable and other financing commitments, approximate their fair values due primarily to their short-term maturities and low risk of counterparty default. The carrying value of our Term Loan approximates the fair value due to the variable rate on such debt.

At December 31, 2009, we had certain assets, specifically indefinite lived and other identifiable intangible assets that are being amortized, which were accounted for at fair market value on a non-recurring basis. We have determined that the fair value measurements of these non-financial assets are Level 3 in the fair value hierarchy. See Note B—Summary of Significant Accounting Policies for a further discussion.

NOTE I—INCOME TAXES

The 2009 income tax provision was $96.2 million compared to $116.6 million for 2008 and $77.7 million for 2007. The provision on income before income taxes for 2009, 2008 and 2007 was recorded at an effective income tax rate of approximately 37.4%, 39.0% and 38.5%, respectively. The decrease in the 2009 income tax provision was primarily due to reduced income from continuing operations. The decreased effective income tax rate is primarily attributable to the reversal of unrecognized income tax benefits and the change in our allocation of earnings among the various jurisdictions in which we do business.

The 2008 income tax provision was $116.6 million. The increase in the 2008 income tax provision was primarily due to increased income from continuing operations compared to 2007.

We file income tax returns with the Internal Revenue Service and various state, local and foreign jurisdictions. With few exceptions, we are no longer subject to tax audits by any tax authorities for years prior to 2005. The Internal Revenue Service has completed its audit of our federal income tax returns for the years 2005 through 2007. We agreed to and paid an assessment proposed by the Internal Revenue Service pursuant to such audit. We recorded a charge of approximately $2.0 million, inclusive of interest, as a result of this audit in 2009.

On January 1, 2007, we adopted an accounting standard update for income taxes in accordance with ASC 740. As a result of the adoption of this update and recognition of the cumulative effect of adoption of a new accounting principle, we recorded a $0.3 million increase in the liability for unrecognized income tax benefits, with an offsetting reduction in retained earnings. As of December 31, 2009 and 2008, the amount of unrecognized income tax benefits was $7.5 million and $9.6 million (of which $5.4 million and $6.3 million, if recognized, would favorably affect our effective tax rate), respectively. At December 31, 2009 and 2008, we had an accrual of $2.2 million and $3.7 million, respectively, for the payment of interest related to unrecognized income tax benefits included on the Consolidated Balance Sheets. We recognized interest related to unrecognized income tax positions in the income tax provision. During the years ended December 31, 2009 and 2008, we recognized approximately $1.5 million and $0.7 million in interest expense related to our unrecognized income tax benefits, respectively. As of December 31, 2009 and 2008, we had total income tax reserves of $9.7 million ($9.0 million included in “Other long-term obligations” and $0.7 million included in “Prepaid expenses and other”) and $13.3 million ($12.6 million included in “Other long-term obligations” and $0.7 million included in “Prepaid expenses and other”), respectively.

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE I—INCOME TAXES—(Continued)

A reconciliation of the beginning and end of year unrecognized income tax benefits is as follows (in thousands):

	2009	2008
Balance at beginning of year	$9,574	$8,779
Additions based on tax positions related to the current year	623	447
Additions based on tax positions related to prior years	—	3,460
Reductions for tax positions of prior years	(1,321)	(988)
Reductions for expired statute of limitations	(1,342)	(2,124)

Balance at end of year	$7,534	$9,574

It is possible that approximately $3.7 million of unrecognized income tax benefits at December 31, 2009, primarily relating to uncertain tax positions attributable to certain intercompany transactions, will become recognized income tax benefits in the next twelve months due to the expiration of applicable statutes of limitations.

The income tax provision (benefit) in the accompanying Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007 consisted of the following (in thousands):

	2009	2008	2007
Current:
Federal provision	$73,262	$94,171	$81,586
State and local provisions	17,526	22,036	23,337
Foreign provision (benefit)	2,483	9,873	(3,904)

	93,271	126,080	101,019

Deferred	2,922	(9,492)	(23,313)

	$96,193	$116,588	$77,706

Factors accounting for the variation from U.S. statutory income tax rates for the years ended December 31, 2009, 2008 and 2007 were as follows (in thousands):

	2009	2008	2007
Federal income taxes at the statutory rate	$90,745	$105,253	$71,330
Noncontrolling interests	(812)	(676)	(718)
State and local income taxes, net of federal tax benefits	10,279	13,421	11,656
Permanent differences	(1,201)	1,126	(1,680)
Foreign income taxes	(923)	(1,269)	(1,350)
Adjustments to valuation allowance for deferred tax assets	(151)	(3,395)	(101)
Federal tax reserves	(1,600)	1,509	(806)
Other	(144)	619	(625)

	$96,193	$116,588	$77,706

The components of the net deferred income tax liability are included in “Prepaid expenses and other” of $40.8 million, “Other assets” of $25.2 million, “Other accrued expenses and liabilities” of $1.0 million and “Other long-term obligations” of $71.8 million at December 31, 2009 and “Prepaid expenses and other” of $38.4 million, “Other assets” of $19.2 million and “Other long-term obligations” of $70.8 million at December 31, 2008 in the accompanying Consolidated Balance Sheets.

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE I—INCOME TAXES—(Continued)

The amounts recorded for the years ended December 31, 2009 and 2008 were as follows (in thousands):

	2009	2008
Deferred income tax assets:
Net operating loss carryforwards	$—	$458
Excess of amounts expensed for financial statement purposes over amounts deducted for income tax purposes:
Insurance liabilities	42,500	40,775
Pension liability	22,186	16,565
Other liabilities and reserves	65,396	61,391

Total deferred income tax assets	130,082	119,189
Valuation allowance for deferred tax assets	(3,984)	(4,719)

Net deferred income tax assets	126,098	114,470

Deferred income tax liabilities:
Costs capitalized for financial statement purposes and deducted for income tax purposes:
Amortization of identifiable intangible assets	(118,754)	(120,575)
Other, primarily depreciation of property, plant and equipment	(14,129)	(7,140)

Total deferred income tax liabilities	(132,883)	(127,715)

Net deferred income tax liabilities	$(6,785)	$(13,245)

We file a consolidated federal income tax return including all of our U.S. subsidiaries. As of December 31, 2009 and 2008, the total valuation allowance on net deferred income tax assets was approximately $4.0 million and $4.7 million, respectively. The reason for the decrease in the valuation allowance for 2009 was related to the utilization of capital loss carryforwards and the expiration of net operating loss carryforwards. Realization of the deferred income tax assets is dependent on our generating sufficient taxable income. We believe that the deferred income tax assets will be realized through the future reversal of existing taxable temporary differences and projected future income. Although realization is not assured, we believe it is more likely than not that the deferred income tax asset, with no corresponding valuation allowance, will be realized. The amount of the deferred income tax asset considered realizable, however, could be reduced if estimates of future taxable income are reduced.

Income (loss) from continuing operations before income taxes for the years ended December 31, 2009, 2008 and 2007 consisted of the following (in thousands):

	2009	2008	2007
United States	$235,381	$271,006	$208,550
Foreign	23,889	29,717	(4,750)

	$259,270	$300,723	$203,800

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

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE J—COMMON STOCK

On July 9, 2007, we effected a 2-for-1 stock split in the form of a stock distribution of one common share for each common share owned, payable to stockholders of record on June 20, 2007. As of December 31, 2009 and 2008, 66,187,344 and 65,520,096 shares of our common stock were outstanding, respectively.

NOTE K—SHARE-BASED COMPENSATION PLANS

We have an incentive plan under which stock options, stock awards, stock units and other share-based compensation may be granted to officers, non-employee directors and key employees of the Company. Under the terms of this plan, 1,495,000 shares were authorized and 686,171 shares are available for grant or issuance as of December 31, 2009. Any issuances under this plan are valued at the fair market value of the common stock on the grant date. The vesting and expiration of any stock option grants and the vesting of any stock awards or stock units are determined by the Compensation Committee at the time of the grant. Additionally, we have outstanding stock options and stock units that were issued under other plans, and no further grants may be made under these plans.

The following table summarizes activity regarding our stock options and awards of shares and stock units since December 31, 2006 (adjusted for our July 9, 2007 2-for-1 stock split):

Stock Options			Restricted Stock Units
	Shares	Weighted Average Price		Shares	Weighted Average Price
Balance, December 31, 2006	6,133,728	$10.16	Balance, December 31, 2006	398,818	$15.32
Granted	155,624	$34.05	Granted	132,626	$28.13
Forfeited	(13,332)	$9.80	Forfeited	—	—
Exercised	(1,487,934)	$6.93	Issued	(84,220)	$9.59
Balance, December 31, 2007	4,788,086	$11.93	Balance, December 31, 2007	447,224	$20.20
Granted	199,998	$26.33	Granted	135,337	$23.01
Forfeited	—	—	Forfeited	—	—
Exercised	(249,736)	$9.64	Issued	(78,133)	$14.68
Balance, December 31, 2008	4,738,348	$12.66	Balance, December 31, 2008	504,428	$21.81
Granted	210,764	$21.08	Granted	128,563	$23.17
Forfeited	—	—	Forfeited	—	—
Exercised	(413,938)	$6.77	Issued	(258,102)	$18.27
Balance, December 31, 2009	4,535,174	$13.59	Balance, December 31, 2009	374,889	$24.71

In addition, 2,071, 2,096 and 3,412 shares were granted to certain non-employee directors pursuant to annual retainer arrangements during the years ended December 31, 2009, 2008 and 2007, respectively. The shares awarded to non-employee directors and stock units awarded to employees were pursuant to incentive plans for which $3.5 million, $3.9 million and $3.0 million of compensation expense was recognized for the years ended December 31, 2009, 2008 and 2007, respectively. We have $1.6 million of compensation expense, net of income taxes, which will be recognized over the remaining vesting period related to the stock units awarded to employees. We also have outstanding phantom equity units, which will be settled in cash based upon the value of our stock price, for which $0.1 million, $1.2 million and $3.6 million of income were recognized for the years ended December 31, 2009, 2008 and 2007, respectively. These variations were due to changes in the market price of our common stock from the award date.

Compensation expense of $2.0 million, $2.0 million and $4.1 million for the years ended December 31, 2009, 2008 and 2007, respectively, was recognized due to the vesting of stock option grants. All outstanding stock options were fully vested as of December 31, 2009. As a result of stock option exercises, $2.8 million, $2.4 million and $10.3 million of proceeds were received during the years ended December 31, 2009, 2008 and 2007, respectively. The income tax benefit derived in 2009, 2008 and 2007 as a result of such exercises and share-based compensation was $2.2 million, $1.8 million and $15.2 million, respectively, of which $2.2 million, $1.2 million and $13.4 million, respectively, represented excess tax benefits.

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE K—SHARE-BASED COMPENSATION PLANS—(Continued)

The total intrinsic value of options (the amounts by which the stock price exceeded the exercise price of the option on the date of exercise) that was exercised during 2009, 2008 and 2007 was $7.3 million, $4.1 million and $37.5 million, respectively.

At December 31, 2009, 2008 and 2007, 4,535,174, 4,738,348 and 4,416,755 options were exercisable, respectively. The weighted average exercise price of exercisable options at December 31, 2009, 2008 and 2007 was approximately $13.59, $12.66 and $11.99, respectively.

The following table summarizes information about our stock options at December 31, 2009 (adjusted for our July 9, 2007 2-for-1 stock split):

Stock Options Outstanding and Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Life	Weighted Average Exercise Price
$6.36 - $10.43	711,332	2.21 Years	$ 9.45
$10.57 - $13.20	2,531,592	4.04 Years	$11.36
$13.68 - $20.42	765,864	3.79 Years	$15.31
$20.53 - $28.13	406,386	5.45 Years	$24.90
$36.03	120,000	5.47 Years	$36.03

The total aggregate intrinsic value of options outstanding and exercisable as of December 31, 2009 and 2008 were approximately $60.4 million and $46.3 million, respectively. The total aggregate intrinsic value of options outstanding as of December 31, 2007 was approximately $56.0 million. The total aggregate intrinsic value of options exercisable as of December 31, 2007 was approximately $51.4 million.

The fair value on the date of grant was calculated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the periods indicated:

	For the year ended December 31,
	2009	2008	2007
Dividend yield	0%	0%	0%
Expected volatility	46.9%	34.2%	30.8%
Risk-free interest rate	2.5%	3.4%	4.9%
Expected life of options in years	5.1	5.0	5.0
Weighted average grant date fair value	$9.18	$9.51	$12.35

Forfeitures of stock options have been historically insignificant to the calculation and are estimated to be zero in all periods presented.

On June 18, 2008, our stockholders approved the adoption by our Board of Directors of an Employee Stock Purchase Plan (the “Stock Purchase Plan”), which became effective on October 1, 2008. Under the terms of the Stock Purchase Plan, the maximum number of shares of our common stock that may be purchased is 3,000,000 shares. Generally, our employees and non-union employees of our United States and Canadian subsidiaries are eligible to participate in the Stock Purchase Plan. Employees covered by collective bargaining agreements generally are not eligible to participate.

NOTE L—RETIREMENT PLANS

Our United Kingdom subsidiary has a defined benefit pension plan covering all eligible employees (the “UK Plan”); however, no individuals joining that company after October 31, 2001 may participate in the plan. The benefits under the UK Plan are based on wages and years of service with the subsidiary. Our policy is to fund at least the minimum amount required by law. Currently, we have agreed to fund additional amounts under an agreement with the pension trustees. The measurement date of the UK Plan is December 31 of each year. In 2010, we are seeking to curtail the future accrual of benefits under the UK Plan to be effective May 31, 2010. It is anticipated that this curtailment will result in a reduction of the projected benefit obligation associated with the plan and a curtailment gain. This gain will reduce our pre-curtailment unrecognized loss, which will be amortized in the future through the net periodic pension cost.

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE L—RETIREMENT PLANS—(Continued)

We account for our UK Plan and other defined benefit plans in accordance with ASC 715, “Compensation—Retirement Benefits” (“ASC 715”). ASC 715 requires that (a) the funded status, which is measured as the difference between the fair value of plan assets and the projected benefit obligations, be recorded in our balance sheet with a corresponding adjustment to accumulated other comprehensive income (loss) and (b) gains and losses for the differences between actuarial assumptions and actual results, and unrecognized service costs, be recognized through accumulated other comprehensive income (loss). These amounts will be subsequently recognized as net periodic pension cost.

The change in benefit obligations and assets of the UK Plan for the years ended December 31, 2009 and 2008 consisted of the following components (in thousands):

	2009	2008
Change in pension benefit obligation
Benefit obligation at beginning of year	$192,419	$275,959
Service cost	3,152	4,361
Interest cost	11,982	14,283
Plan participants’ contributions	1,530	2,176
Actuarial loss (gain)	33,088	(22,636)
Benefits paid	(10,411)	(9,877)
Foreign currency exchange rate changes	21,970	(71,847)

Benefit obligation at end of year	253,730	192,419

Change in pension plan assets
Fair value of plan assets at beginning of year	133,259	224,518
Actual return on plan assets	26,681	(41,694)
Employer contributions	8,192	10,301
Plan participants’ contributions	1,530	2,176
Benefits paid	(10,411)	(9,877)
Foreign currency exchange rate changes	15,175	(52,165)

Fair value of plan assets at end of year	174,426	133,259

Funded status at end of year	$(79,304)	$(59,160)

Amounts not yet reflected in net periodic benefit cost and included in Accumulated other comprehensive loss:
	2009	2008
Unrecognized losses	$81,639	$62,598

The underfunded status of the UK Plan of $79.3 million and $59.2 million at December 31, 2009 and 2008, respectively, is included in “Other long-term obligations” in the accompanying Consolidated Balance Sheets. No plan assets are expected to be returned to us during the year ended December 31, 2010.

The weighted-average assumptions used to determine benefit obligations as of December 31, 2009 and 2008 were as follows:

	2009	2008
Discount rate	5.7%	5.8%
Annual rate of salary provision	4.5%	3.8%

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE L—RETIREMENT PLANS—(Continued)

The weighted-average assumptions used to determine net periodic benefit cost as of December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Discount rate	5.8%	5.6%	5.1%
Annual rate of salary provision	3.8%	4.2%	3.8%
Annual rate of return on plan assets	6.8%	6.8%	6.5%

The annual rate of return on plan assets is based on the yield of risk-free bonds, plus an estimated equity-risk premium, at each year’s measurement date. This annual rate approximates the historical annual return on plan assets and considers the expected asset allocation between equity and debt securities. For measurement purposes of the liability, the annual rates of inflation of covered pension benefits assumed for 2009 and 2008 were 3.5% and 2.8%, respectively.

The components of net periodic pension benefit cost for the years ended December 31, 2009, 2008 and 2007 were as follows (in thousands):

	2009	2008	2007
Service cost	$3,152	$4,361	$6,629
Interest cost	11,982	14,283	13,758
Expected return on plan assets	(9,744)	(14,305)	(13,814)
Amortization of unrecognized loss	4,229	2,053	2,746

Net periodic pension benefit cost	$9,619	$6,392	$9,319

The estimated unrecognized loss for the UK Plan that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost over the next year is approximately $5.1 million.

UK Plan Assets

The weighted average asset allocations and weighted average target allocations at December 31, 2009 and 2008 were as follows:

Asset Category	Target Asset Allocation	December 31, 2009	December 31, 2008
Equity securities	70.0%	71.0%	68.9%
Debt securities	30.0	28.5	30.4
Cash	—	0.5	0.7

Total	100.0%	100.0%	100.0%

Plan assets of our UK Plan are invested in marketable equity and equity like securities through various funds. These funds invest in a diverse geographical range of investments, including the United Kingdom, the United States and other international locations, such as Asia-Pacific and other European locations. Debt securities are invested in funds that invest in UK corporate bonds and UK government bonds.

The following table sets forth by level, within the fair value hierarchy discussed in Note H—Fair Value Measurements, the assets of the UK Plan at fair value as of December 31, 2009 (in thousands):

Asset Category	Level 1	Level 2	Level 3	Total
Equity and equity like investments	$—	$120,304	$3,569	$123,873
Corporate bonds	—	28,122	—	28,122
Government bonds	—	21,503	—	21,503
Cash	928	—	—	928

Total	$928	$169,929	$3,569	$174,426

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE L—RETIREMENT PLANS—(Continued)

The table below sets forth a summary of changes in the fair value of the UK Plan’s Level 3 assets for the year ended December 31, 2009 (in thousands):

Asset Category	Start of year balance	Actual return on plan assets, relating to assets still held at reporting date	Actual return on plan assets, relating to assets sold during the period	Purchases, sales and settlements	Transfer into / (out of) Level 3	Change due to exchange rate changes	End of year balance
Equity and equity like investments	$2,851	$398	$—	$—	$—	$320	$3,569

The investment policies and strategies for the plan assets are established by the plan trustees (who are independent from the company) to achieve a reasonable balance between risk, likely return and administration expense, as well as to maintain funds at a level to meet minimum funding requirements. In order to ensure that an appropriate investment strategy is in place, an analysis of the UK Plan’s assets and liabilities is completed periodically.

Cash Flows:

Contributions

Our United Kingdom subsidiary expects to contribute approximately $8.0 million to its UK Plan in 2010.

Estimated Future Benefit Payments

The following estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the following years (in thousands):

Pension Benefits
2010	$8,762
2011	8,870
2012	8,979
2013	9,442
2014	9,882
Succeeding five years	59,811

The accumulated benefit obligation for the UK Plan for the years ended December 31, 2009 and 2008 was $225.9 million and $166.6 million, respectively.

The following table shows certain information for the UK Plan where the accumulated benefit obligation is in excess of plan assets as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Projected benefit obligation	$253,730	$192,419
Accumulated benefit obligation	$225,855	$166,616
Fair value of plan assets	$174,426	$133,259

We also sponsor two domestic defined benefit plans in which participation by new individuals is frozen. The benefit obligation associated with these plans as of December 31, 2009 and 2008 was approximately $5.4 million and $5.3 million, respectively. The estimated fair value of the plan assets as of December 31, 2009 and 2008 was approximately $4.7 million and $4.1 million, respectively. The plan assets are considered Level 1 assets within the fair value hierarchy and are predominantly invested in cash, equities, and equity and bond funds. The pension liability balances as of December 31, 2009 and 2008 are classified as “Other long-term obligations” on the accompanying Consolidated Balance Sheets. The measurement date for these plans is December 31 of each year. The major assumptions used in the actuarial

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE L—RETIREMENT PLANS—(Continued)

valuations to determine benefit obligations as of December 31, 2009 and 2008 included a discount rate of 6.0% and 6.5%, respectively, and an expected rate of return of 7.5% for both periods. The estimated loss for these plans that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost over the next year is approximately $0.2 million. The future estimated benefit payments expected to be paid from the plans for the next ten years is approximately $0.4 million per year.

We contribute to many multi-employer union pension funds based upon wages paid to our union employees. Such contributions approximated $188.2 million, $221.1 million and $185.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. Under the Employee Retirement Income Security Act, we may become liable for our proportionate share of the multi-employer pension plans’ underfunding, if we cease to contribute to one of these pension plans.

We have defined contribution retirement and savings plans that cover eligible employees in the United States. Contributions to these plans are based on a percentage of the employee’s base compensation. The expenses recognized for the years ended December 31, 2009, 2008 and 2007 for these plans were $9.7 million, $9.3 million and $7.7 million, respectively. At our discretion, we may make additional supplemental matching contributions to a defined contribution retirement and savings plan. The supplemental contributions for the years ended December 31, 2009, 2008 and 2007 were $7.6 million, $5.6 million and $4.9 million, respectively.

Our United Kingdom subsidiary has defined contribution retirement plans. The expense recognized for the years ended December 31, 2009, 2008 and 2007 was $3.3 million, $3.7 million and $2.4 million, respectively.

Our Canadian subsidiary has a defined contribution retirement plan. The expense recognized was $0.3 million for the years ended December 31, 2009 and 2008, respectively, and $0.4 million for the year ended December 31, 2007.

NOTE M—COMMITMENTS AND CONTINGENCIES

We lease land, buildings and equipment under various leases. The leases frequently include renewal options and escalation clauses and require us to pay for utilities, taxes, insurance and maintenance expenses.

Future minimum payments, by year and in the aggregate, under capital leases, non-cancelable operating leases and related subleases with initial or remaining terms of one or more years at December 31, 2009, were as follows (in thousands):

	Capital Leases	Operating Leases	Sublease Income
2010	$362	$54,170	$934
2011	204	44,009	621
2012	49	31,022	613
2013	25	22,364	512
2014	15	17,714	512
Thereafter	—	33,242	556

Total minimum lease payment	655	$202,521	$3,748

Amounts representing interest	(54)

Present value of net minimum lease payments	$601

Rent expense for operating leases and other rental items, including short-term equipment rentals charged to cost of sales for our construction contracts, for the years ended December 31, 2009, 2008 and 2007 was $97.4 million, $108.2 million and $87.6 million, respectively. Rent expense for the years ended December 31, 2009, 2008 and 2007 was reported net of sublease rental income of $0.7 million, $0.6 million and $0.4 million, respectively.

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE M—COMMITMENTS AND CONTINGENCIES—(Continued)

We have agreements with our executive officers and certain other key management personnel providing for severance benefits for such employees upon termination of their employment under certain circumstances.

We are contingently liable to sureties in respect of performance and payment bonds issued by sureties, usually at the request of customers in connection with construction projects, which secure our payment and performance obligations under contracts for such projects. In addition, at the request of labor unions representing certain of our employees, bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Our bonding requirements typically increase as the amount of public sector work increases. As of December 31, 2009, based on our percentage-of-completion of our projects covered by surety bonds, our aggregate estimated exposure, had there been defaults on all our existing contractual obligations, would have been approximately $1.3 billion. The surety bonds are issued by surety companies in return for premiums, which vary depending on the size and type of bond. We have agreed to indemnify the sureties for amounts, if any, paid by them in respect of bonds issued on our behalf.

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

At December 31, 2009, we employed approximately 25,000 people, approximately 64% of whom are represented by various unions pursuant to more than 375 collective bargaining agreements between our individual subsidiaries and local unions. We believe that our employee relations are generally good. Only one of these collective bargaining agreements is national or regional in scope.

Restructuring expenses, primarily relating to employee severance obligations and a reduction of leased facilities, were $6.0 million, $1.8 million and $0.3 million for 2009, 2008 and 2007, respectively, and were primarily attributable to our international operations. As of December 31, 2009, 2008 and 2007, the balance of our severance obligations was $1.7 million, $0.5 million and $0.2 million, respectively. The severance obligations outstanding as of December 31, 2008 and 2007 were paid during 2009 and 2008, respectively. The majority of the severance obligations outstanding as of December 31, 2009 is expected to be paid in 2010, with the remainder to be paid in 2011.

NOTE N—ADDITIONAL CASH FLOW INFORMATION

The following presents information about cash paid for interest, income taxes and other non-cash financing activities for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Cash paid during the year for:
Interest	$6,174	$9,993	$11,377
Income taxes	$97,505	$120,384	$85,469
Non-cash financing activities:
Assets acquired under capital lease obligations	$—	$528	$491
Capital lease obligations terminated	$674	$—	$—
Contingent purchase price accrued	$2,197	$3,297	$3,000

NOTE O—SEGMENT INFORMATION

We have the following reportable segments which provide services associated with the design, integration, installation, start-up, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE O—SEGMENT INFORMATION—(Continued)

systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; water and wastewater treatment and central plant heating and cooling); (c) United States facilities services; (d) Canada construction and facilities services; (e) United Kingdom construction and facilities services; and (f) Other international construction and facilities services. The segment “United States facilities services” principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers’ facilities (industrial maintenance and services; outage services to utilities and industrial plants; commercial and government site-based operations and maintenance; military base operations support services; mobile maintenance and services; facilities management; installation and support for building systems; technical consulting and diagnostic services; small modification and retrofit projects; retrofit projects to comply with clean air laws; and program development, management and maintenance for energy systems), which services are not generally related to customers’ construction programs, as well as industrial services operations, which primarily provide aftermarket maintenance and repair services, replacement parts and fabrication services for highly engineered shell and tube heat exchangers for the refineries and petrochemical industry. The Canada, United Kingdom and Other international construction and facilities services segments perform electrical construction, mechanical construction and facilities services. Our “Other international construction and facilities services” segment, currently operating only in the Middle East, represents our operations outside of the United States, Canada and the United Kingdom. The following tables present information about industry segments and geographic areas for the years ended December 31, 2009, 2008 and 2007 (in millions):

	As Reported
	2009	2008	2007
Revenues from unrelated entities:
United States electrical construction and facilities services	$1,273.7	$1,700.5	$1,433.8
United States mechanical construction and facilities services	2,027.2	2,475.0	2,343.1
United States facilities services	1,426.3	1,519.2	1,048.1
Total United States operations	4,727.2	5,694.7	4,825.0
Canada construction and facilities services	320.2	424.5	382.0
United Kingdom construction and facilities services	500.5	666.0	720.2
Other international construction and facilities services	—	—	—
Total worldwide operations	$5,547.9	$6,785.2	$5,927.2

Total revenues:
United States electrical construction and facilities services	$1,281.9	$1,707.0	$1,451.1
United States mechanical construction and facilities services	2,042.6	2,493.0	2,349.3
United States facilities services	1,444.2	1,526.7	1,057.0
Less intersegment revenues	(41.5)	(32.0)	(32.4)
Total United States operations	4,727.2	5,694.7	4,825.0
Canada construction and facilities services	320.2	424.5	382.0
United Kingdom construction and facilities services	500.5	666.0	720.2
Other international construction and facilities services	—	—	—
Total worldwide operations	$5,547.9	$6,785.2	$5,927.2

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE O—SEGMENT INFORMATION—(Continued)

	As Reported
	2009	2008	2007
Operating income (loss):
United States electrical construction and facilities services	$114.5	$114.4	$88.2
United States mechanical construction and facilities services	127.9	129.5	135.7
United States facilities services	62.0	101.8	43.6
Total United States operations	304.4	345.7	267.5
Canada construction and facilities services	15.4	10.9	6.8
United Kingdom construction and facilities services	12.0	14.4	(12.9)
Other international construction and facilities services	(0.1)	(0.7)	(0.5)
Corporate administration	(63.3)	(65.9)	(60.8)
Restructuring expenses	(6.0)	(1.8)	(0.3)
Total worldwide operations	262.4	302.6	199.8
Other corporate items:
Interest expense	(7.9)	(11.8)	(9.2)
Interest income	4.7	9.9	13.2
Income from continuing operations before income taxes	$259.3	$300.7	$203.8

Capital expenditures:
United States electrical construction and facilities services	$4.0	$6.6	$6.6
United States mechanical construction and facilities services	3.7	9.7	4.2
United States facilities services	12.6	17.9	6.3
Total United States operations	20.3	34.2	17.1
Canada construction and facilities services	1.5	0.8	1.6
United Kingdom construction and facilities services	1.6	0.7	2.4
Other international construction and facilities services	—	—	—
Corporate administration	0.7	1.8	0.4
Total worldwide operations	$24.1	$37.5	$21.5

Depreciation and amortization of Property, plant and equipment:
United States electrical construction and facilities services	$4.5	$4.0	$3.2
United States mechanical construction and facilities services	6.8	6.7	6.0
United States facilities services	12.7	10.5	6.6
Total United States operations	24.0	21.2	15.8
Canada construction and facilities services	0.8	1.2	1.3
United Kingdom construction and facilities services	0.9	1.8	2.6
Other international construction and facilities services	—	—	—
Corporate administration	1.1	1.0	1.0
Total worldwide operations	$26.8	$25.2	$20.7

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE O—SEGMENT INFORMATION—(Continued)

	2009	2008
Costs and estimated earnings in excess of billings on uncompleted contracts:
United States electrical construction and facilities services	$31.6	$37.9
United States mechanical construction and facilities services	24.8	36.7
United States facilities services	15.4	13.1
Total United States operations	71.8	87.7
Canada construction and facilities services	12.7	11.9
United Kingdom construction and facilities services	5.5	5.8
Other international construction and facilities services	—	—
Total worldwide operations	$90.0	$105.4

Billings in excess of costs and estimated earnings on uncompleted contracts:
United States electrical construction and facilities services	$163.9	$187.6
United States mechanical construction and facilities services	244.9	282.0
United States facilities services	18.3	32.4
Total United States operations	427.1	502.0
Canada construction and facilities services	21.6	35.2
United Kingdom construction and facilities services	77.5	64.6
Other international construction and facilities services	—	—
Total worldwide operations	$526.2	$601.8

Long-lived assets:
United States electrical construction and facilities services	$18.1	$18.7
United States mechanical construction and facilities services	221.1	225.5
United States facilities services	701.8	717.7
Total United States operations	941.0	961.9
Canada construction and facilities services	3.8	4.2
United Kingdom construction and facilities services	3.4	3.1
Other international construction and facilities services	—	—
Corporate administration	2.0	2.4

Total worldwide operations	$950.2	$971.6

Goodwill:
United States electrical construction and facilities services	$3.8	$3.8
United States mechanical construction and facilities services	177.7	173.5
United States facilities services	412.1	405.4
Total United States operations	593.6	582.7
Canada construction and facilities services	—	—
United Kingdom construction and facilities services	—	—
Other international construction and facilities services	—	—
Corporate administration	—	—
Total worldwide operations	$593.6	$582.7

Total assets:
United States electrical construction and facilities services	$294.4	$379.9
United States mechanical construction and facilities services	633.4	810.2
United States facilities services	1,002.8	1,088.5
Total United States operations	1,930.6	2,278.6
Canada construction and facilities services	114.7	128.5
United Kingdom construction and facilities services	224.8	203.8
Other international construction and facilities services	—	—
Corporate administration	711.8	419.5
Total worldwide operations	$2,981.9	$3,030.4

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE P—SELECTED UNAUDITED QUARTERLY INFORMATION
(In thousands, except per share data)

Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

	March 31	June 30	Sept. 30	Dec. 31
2009 Quarterly Results
Revenues	$1,394,636	$1,422,670	$1,371,985	$1,358,651
Gross profit	$193,159	$214,884	$205,245	$211,612
Net income attributable to EMCOR Group, Inc.	$36,768	$44,819	$39,986	$39,183
Basic EPS—continuing operations	$0.56	$0.68	$0.61	$0.59
Basic EPS—discontinued operations	0.00	0.00	0.00	0.00

	$0.56	$0.68	$0.61	$0.59

Diluted EPS—continuing operations	$0.55	$0.67	$0.59	$0.58
Diluted EPS—discontinued operations	0.00	0.00	0.00	0.00

	$0.55	$0.67	$0.59	$0.58

	March 31	June 30	Sept. 30	Dec. 31
2008 Quarterly Results
Revenues	$1,661,403	$1,722,972	$1,720,349	$1,680,518
Gross profit	$189,925	$225,211	$224,346	$247,169
Net income attributable to EMCOR Group, Inc.	$29,328	$43,954	$48,635	$60,287
Basic EPS—continuing operations	$0.45	$0.67	$0.74	$0.92
Basic EPS—discontinued operations	0.00	0.00	0.00	0.00

	$0.45	$0.67	$0.74	$0.92

Diluted EPS—continuing operations	$0.44	$0.65	$0.72	$0.90
Diluted EPS—discontinued operations	0.00	0.00	0.00	0.00

	$0.44	$0.65	$0.72	$0.90

During the fourth quarter of 2009, we recognized a $13.5 million non-cash impairment charge related to the changes in the fair value of trade names and customer relationships associated with certain prior acquisitions reported within our United States facilities services and United States mechanical construction and facilities services segments, which has been reflected as a component of selling, general and administrative expenses.

During the fourth quarter of 2008, we recognized a $7.0 million impairment charge related to an other-than-temporary decline in fair value of our investment in a venture in our United States facilities services segment, which has been reflected as a component of cost of sales. See Note B—Summary of Significant Accounting Policies of the notes to consolidated financial statements for additional information.

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE Q—LEGAL PROCEEDINGS

On March 14, 2003, John Mowlem Construction plc (“Mowlem”) presented a claim in arbitration against our United Kingdom subsidiary, EMCOR Group (UK) plc (formerly named EMCOR Drake & Scull Group plc) (“D&S”), in connection with a subcontract D&S entered into with Mowlem with respect to a project for the United Kingdom Ministry of Defence at Abbey Wood in Bristol, U.K. Mowlem seeks damages arising out of alleged defects in the D&S design and construction of the electrical and mechanical engineering services for the project. Mowlem’s claim is for 38.5 million British pounds sterling (approximately $62.0 million), which includes costs allegedly incurred by Mowlem in connection with rectification of the alleged defects, overhead, legal fees, delay and disruption costs related to such defects, and interest on such amounts. The claim also includes amounts in respect of liabilities that Mowlem accepted in connection with a settlement agreement it entered into with the Ministry of Defence and which it claims are attributable to D&S. D&S believes it has good and meritorious defenses to the Mowlem claim. D&S has denied liability and has asserted a counterclaim for approximately 11.6 million British pounds sterling (approximately $18.7 million) for certain design, labor and delay and disruption costs incurred by D&S in connection with its subcontract with Mowlem for work performed through 1996.

On December 17, 2007, one of our subsidiaries, F&G Mechanical Corp. (“F&G”), was served with a grand jury subpoena duces tecum issued by a grand jury empanelled by the United States District Court for the District of New Jersey that is investigating allegations of union corruption. Two additional subpoenas for documents were served on F&G in January 2008. F&G and one of its vice presidents have been identified as targets of the investigation in connection with certain payments made to third parties by F&G for services to F&G at various construction sites. F&G has produced documents in response to the subpoenas and has cooperated with investigators since learning of the investigation. We believe that the investigation has been concluded.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of EMCOR Group, Inc.:

We have audited the accompanying consolidated balance sheets of EMCOR Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows, and equity and comprehensive income for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note I to the consolidated financial statements, the Company adopted the guidance originally issued in Financial Accounting Standards Board’s Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (codified in FASB ASC Topic 740) effective January 1, 2007. As discussed in Note B to the consolidated financial statements, the Company adopted the guidance originally issued in Financial Accounting Standards Board’s Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (codified in FASB ASC Topic 810) effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion thereon.

Stamford, Connecticut February 25, 2010	/S/ ERNST & YOUNG LLP

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of EMCOR Group, Inc.:

We have audited EMCOR Group, Inc and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows, and equity and comprehensive income for each of the three years in the period ended December 31, 2009 of the Company and our report dated February 25, 2010 expressed an unqualified opinion thereon.

Stamford, Connecticut February 25, 2010	/S/ ERNST & YOUNG LLP

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

Management’s Report on Internal Control over Financial Reporting

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

As of December 31, 2009, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has determined that EMCOR’s internal control over financial reporting is effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report appearing in this Annual Report on Form 10-K, which such report expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2009.

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer or persons performing similar functions has determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 with respect to directors is incorporated herein by reference to the Section of our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders entitled “Election of Directors”, which Proxy Statement is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K relates (the “Proxy Statement”). The information required by this Item 10 concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the section of the Proxy Statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance”. The information required by this Item 10 concerning the Audit Committee of our Board of Directors and Audit Committee financial experts is incorporated by reference to the section of the Proxy Statement entitled “Meetings and Committees of the Board of Directors” and “Corporate Governance”. Information regarding our executive officers is contained in Part I of this Form 10-K following Item 4 under the heading “Executive Officers of the Registrant”. We have adopted a Code of Ethics that applies to our Chief Executive Officer and our Senior Financial Officers, a copy of which is filed as an Exhibit hereto.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the sections of the Proxy Statement entitled “Compensation Discussion and Analysis”, “Executive Compensation and Related Information”, “Potential Post Employment Payments”, “Director Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 (other than the information required by Section 201 (d) of Regulation S-K, which is set forth in Part II, Item 5 of this Form 10-K) is incorporated herein by reference to the sections of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the sections of the Proxy Statement entitled “Compensation Committee Interlocks and Insider Participation” and “Corporate Governance”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Except as set forth below, the information required by this Item 14 is incorporated herein by reference to the section of the Proxy Statement entitled “Ratification of Appointment of Independent Auditors”.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of EMCOR Group, Inc. and Subsidiaries are included in Part II, Item 8:
Financial Statements:
Consolidated Balance Sheets—December 31, 2009 and 2008
Consolidated Statements of Operations—Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows—Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Equity and Comprehensive Income—Years Ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
(a)(2)	The following financial statement schedules are included in this Form 10-K report: Schedule II—Valuation and Qualifying Accounts
All other schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the consolidated financial statements or notes thereto.
(a)(3)	For the list of exhibits, see the Exhibit Index immediately following the signature page hereof, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCOR GROUP, INC. (Registrant)

Date: February 25, 2010
	By:	/S/ FRANK T. MACINNIS
Frank T. MacInnis Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 2010.

/S/ FRANK T. MACINNIS Frank T. MacInnis	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
/S/ MARK A. POMPA Mark A. Pompa	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/S/ STEPHEN W. BERSHAD Stephen W. Bershad	Director
/S/ DAVID A. B. BROWN David A. B. Brown	Director
/S/ LARRY J. BUMP Larry J. Bump	Director
/S/ ALBERT FRIED, JR. Albert Fried, Jr.	Director
/S/ ANTHONY J. GUZZI Anthony J. Guzzi	Director
/S/ RICHARD F. HAMM, JR. Richard F. Hamm, Jr.	Director
/S/ DAVID H. LAIDLEY David H. Laidley	Director
/S/ JERRY E. RYAN Jerry E. Ryan	Director
/S/ MICHAEL T. YONKER Michael T. Yonker	Director

EMCOR Group, Inc.
and Subsidiaries
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Year	Costs and Expenses	Additions Charged To Other (1)	Deductions (2)	Balance at End of Year
Allowance for doubtful accounts
Year Ended December 31, 2009	$34,832	7,178	307	(6,129)	$36,188
Year Ended December 31, 2008	$26,995	11,671	(79)	(3,755)	$34,832
Year Ended December 31, 2007	$25,021	5,025	1,647	(4,698)	$26,995

(1)	Amount principally relates to business acquisitions and divestitures, and the effect of exchange rate changes.

(2)	Deductions represent uncollectible balances of accounts receivable written off, net of recoveries.

EMCOR Group, Inc.
and Subsidiaries
EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Page Number
2(a-1)	Purchase Agreement dated as of February 11, 2002 by and among Comfort Systems USA, Inc. and EMCOR-CSI Holding Co.	Exhibit 2.1 to EMCOR Group, Inc.’s (“EMCOR”) Report on Form 8-K dated February 14, 2002

2(a-2)	Purchase and Sale Agreement dated as of August 20, 2007 between FR X Ohmstede Holdings LLC and EMCOR Group, Inc.	Exhibit 2.1 to EMCOR’s Report on Form 8-K (Date of Report August 20, 2007)

3(a-1)	Restated Certificate of Incorporation of EMCOR filed December 15, 1994	Exhibit 3(a-5) to EMCOR’s Registration Statement on Form 10 as originally filed March 17, 1995 (“Form 10”)

3(a-2)	Amendment dated November 28, 1995 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1995 (“1995 Form 10-K”)

3(a-3)	Amendment dated February 12, 1998 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-3) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1997 (“1997 Form 10-K”)

3(a-4)	Amendment dated January 27, 2006 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-4) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”)

3(a-5)	Amendment dated September 18, 2007 to the Restated Certificate of Incorporation of EMCOR	Exhibit A to EMCOR’s Proxy Statement dated August 17, 2007 for Special Meeting of Stockholders held September 18, 2007

3(b)	Amended and Restated By-Laws	Exhibit 3(b) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1998 (“1998 Form 10-K”)

4(a)

Second Amended and Restated Credit Agreement dated as of February 4, 2010 by and among EMCOR Group, Inc. and certain of its subsidiaries and Bank of Montreal, individually and as Agent and the Lenders which are or become parties thereto (the “Credit Agreement”)

Exhibit 4.1(a) to EMCOR’s Report on Form 8- K (Date of Report February 4, 2010) (“February 2010 Form 8-K”)

4(b)	Third Amended and Restated Security Agreement dated as of February 4, 2010 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4.1(b) to the February 2010 Form 8-K

4(c)	Third Amended and Restated Pledge Agreement dated as of February 4, 2010 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4.1(c) to the February 2010 Form 8-K

4(d)	Second Amended and Restated Guaranty Agreement dated as of February 4, 2010 by certain of EMCOR’s U.S. subsidiaries in favor of Bank of Montreal, as Agent	Exhibit 4.1(d) to the February 2010 Form 8-K

10(a)	Severance Agreement between EMCOR and Frank T. MacInnis	Exhibit 10.2 to EMCOR’s Report on Form 8-K (Date of Report April 25, 2005) (“April 2005 Form 8-K”)

EMCOR Group, Inc.
and Subsidiaries
EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Page Number
10(b)	Form of Severance Agreement (“Severance Agreement”) between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to the April 2005 Form 8-K

10(c)	Form of Amendment to Severance Agreement between EMCOR and each of Frank T. MacInnis, Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10(c) of EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“March 2007 Form 10-Q”)

10(d)	Letter Agreement dated October 12, 2004 between Anthony Guzzi and EMCOR (the “Guzzi Letter Agreement”)	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report October 12, 2004)

10(e)	Form of Confidentiality Agreement between Anthony Guzzi and EMCOR	Exhibit C to the Guzzi Letter Agreement

10(f)	Form of Indemnification Agreement between EMCOR and each of its officers and directors	Exhibit F to the Guzzi Letter Agreement

10(g-1)	Severance Agreement (“Guzzi Severance Agreement”) dated October 25, 2004 between Anthony Guzzi and EMCOR	Exhibit D to the Guzzi Letter Agreement

10(g-2)	Amendment to Guzzi Severance Agreement	Exhibit 10(g-2) to the March 2007 Form 10-Q

10(h-1)	1994 Management Stock Option Plan (“1994 Option Plan”)	Exhibit 10(o) to Form 10

10(h-2)	Amendment to Section 12 of the 1994 Option Plan	Exhibit (g-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2000 (“2000 Form 10-K”)

10(h-3)	Amendment to Section 13 of the 1994 Option Plan	Exhibit (g-3) to 2000 Form 10-K

10(i-1)	1995 Non-Employee Directors’ Non-Qualified Stock Option Plan (“1995 Option Plan”)	Exhibit 10(p) to Form 10

10(i-2)	Amendment to Section 10 of the 1995 Option Plan	Exhibit (h-2) to 2000 Form 10-K

10(j-1)	1997 Non-Employee Directors’ Non-Qualified Stock Option Plan (“1997 Option Plan”)	Exhibit 10(k) to 1998 Form 10-K

10(j-2)	Amendment to Section 9 of the 1997 Option Plan	Exhibit 10(i-2) to 2000 Form 10-K

10(l-1)	Continuity Agreement dated as of June 22, 1998 between Frank T. MacInnis and EMCOR (“MacInnis Continuity Agreement”)	Exhibit 10(a) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (“June 1998 Form 10-Q”)

10(l-2)	Amendment dated as of May 4, 1999 to MacInnis Continuity Agreement	Exhibit 10(h) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (“June 1999 Form 10-Q”)

10(l-3)	Amendment dated as of March 1, 2007 to MacInnis Continuity Agreement	Exhibit 10(l-3) to the March 2007 Form 10-Q

10(m-1)	Continuity Agreement dated as of June 22, 1998 between Sheldon I. Cammaker and EMCOR (“Cammaker Continuity Agreement”)	Exhibit 10(c) to the June 1998 Form 10-Q

10(m-2)	Amendment dated as of May 4, 1999 to Cammaker Continuity Agreement	Exhibit 10(i) to the June 1999 Form 10-Q

EMCOR Group, Inc.
and Subsidiaries
EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Page Number
10(m-3)	Amendment dated as of March 1, 2007 to Cammaker Continuity Agreement	Exhibit 10(m-3) to the March 2007 Form 10-Q

10(n-1)	Continuity Agreement dated as of June 22, 1998 between R. Kevin Matz and EMCOR (“Matz Continuity Agreement”)	Exhibit 10(f) to the June 1998 Form 10-Q

10(n-2)	Amendment dated as of May 4, 1999 to Matz Continuity Agreement	Exhibit 10(m) to the June 1999 Form 10-Q

10(n-3)	Amendment dated as of January 1, 2002 to Matz Continuity Agreement	Exhibit 10(o-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“March 2002 Form 10-Q”)

10(n-4)	Amendment dated as of March 1, 2007 to Matz Continuity Agreement	Exhibit 10(n-4) to the March 2007 Form 10-Q

10(o-1)	Continuity Agreement dated as of June 22, 1998 between Mark A. Pompa and EMCOR (“Pompa Continuity Agreement”)	Exhibit 10(g) to the June 1998 Form 10-Q

10(o-2)	Amendment dated as of May 4, 1999 to Pompa Continuity Agreement	Exhibit 10(n) to the June 1999 Form 10-Q

10(o-3)	Amendment dated as of January 1, 2002 to Pompa Continuity Agreement	Exhibit 10(p-3) to the March 2002 Form 10-Q

10(o-4)	Amendment dated as of March 1, 2007 to Pompa Continuity Agreement	Exhibit 10(o-4) to the March 2007 Form 10-Q

10(p-1)	Change of Control Agreement dated as of October 25, 2004 between Anthony Guzzi (“Guzzi”) and EMCOR (“Guzzi Continuity Agreement”)	Exhibit E to the Guzzi Letter Agreement

10(p-2)	Amendment dated as of March 1, 2007 to Guzzi Continuity Agreement	Exhibit 10(p-2) to the March 2007 Form 10-Q

10(q)	Amendment to Continuity Agreements and Severance Agreements with Sheldon I. Cammaker, Anthony J. Guzzi, Frank T. MacInnis, R. Kevin Matz and Mark A. Pompa	Exhibit 10(q) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”)

10(r-1)	Incentive Plan for Senior Executive Officers of EMCOR Group, Inc. (“Incentive Plan for Senior Executives”)	Exhibit 10.3 to March 4, 2005 Form 8-K

10(r-2)	First Amendment to Incentive Plan for Senior Executive Officers	Exhibit 10(t) to 2005 Form 10-K

10(r-3)	Amendment made February 27, 2008 to Incentive Plan for Senior Executive Officers	Exhibit 10(r-3) to 2008 Form 10-K

10(r-4)	Amendment made December 22, 2008 to Incentive Plan for Senior Executive Officers	Exhibit 10(r-4) to 2008 Form 10-K

10(r-5)	Amendment made December 15, 2009 to Incentive Plan for Senior Executive Officers*	Page __

10(r-6)	Suspension of Portion of Incentive Plan for Senior Executive Officers	Exhibit 10(r-5) to 2008 Form 10-K

EMCOR Group, Inc.
and Subsidiaries
EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Page Number
10(s-1)	EMCOR Group, Inc. Long-Term Incentive Plan (“LTIP”)	Exhibit 10 to Form 8-K (Date of Report December 15, 2005)

10(s-2)	First Amendment to LTIP and updated Schedule A to LTIP	Exhibit 10(s-2) to 2008 Form 10-K

10(s-3)	Form of Certificate Representing Stock Units issued under LTIP	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”)

10(t-1)	2003 Non-Employee Directors’ Stock Option Plan	Exhibit A to EMCOR’s Proxy Statement for its Annual Meeting held June 12, 2003 (“2003 Proxy Statement”)

10(t-2)	First Amendment to 2003 Non-Employee Directors’ Plan	Exhibit 10(u-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”)

10(u-1)	2003 Management Stock Incentive Plan	Exhibit B to EMCOR’s 2003 Proxy Statement

10(u-2)	Amendment to 2003 Management Stock Incentive Plan	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 Form 10-K”)

10(u-3)	Second Amendment to 2003 Management Stock Incentive Plan	Exhibit 10(v-3) to 2006 Form 10-K

10(v)	Form of EMCOR Option Agreement evidencing grant of stock options under the 2003 Management Stock Incentive Plan	Exhibit 10.1 to Form 8-K (Date of Report January 3, 2005)

10(w)	Key Executive Incentive Bonus Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008 (“2008 Proxy Statement”)

10(x)	2005 Management Stock Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 16, 2005 (“2005 Proxy Statement”)

10(y)	First Amendment to 2005 Management Stock Incentive Plan	Exhibit 10(z) to 2006 Form 10-K

10(z-1)	2005 Stock Plan for Directors	Exhibit C to 2005 Proxy Statement

10(z-2)	First Amendment to 2005 Stock Plan for Directors	Exhibit 10(a)(a-2) to 2006 Form 10-K

10(z-3)	Consents on December 15, 2009 to Transfer of Stock Options by Non-Employee Directors*	Page ____

10(a)(a)	Option Agreement between EMCOR and Frank T. MacInnis dated May 5, 1999	Exhibit 4.4 to 2004 Form S-8 (Date of Report February 18, 2004) (“2004 Form S-8”)

10(b)(b)

Form of EMCOR Option Agreement for Messrs. Frank T. MacInnis, Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa (collectively the “Executive Officers”) for options granted January 4, 1999, January 3, 2000 and January 2, 2001

Exhibit 4.5 to 2004 Form S-8

10(c)(c)	Form of EMCOR Option Agreement for Executive Officers granted December 1, 2001	Exhibit 4.6 to 2004 Form S-8

EMCOR Group, Inc.
and Subsidiaries
EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Page Number
10(d)(d)	Form of EMCOR Option Agreement for Executive Officers granted January 2, 2002, January 2, 2003 and January 2, 2004	Exhibit 4.7 to 2004 Form S-8

10(e)(e)	Form of EMCOR Option Agreement for Directors granted June 19, 2002, October 25, 2002 and February 27, 2003	Exhibit 4.8 to 2004 Form S-8

10(f)(f)	Option Agreement dated October 25, 2004 between Guzzi and EMCOR	Exhibit A to Guzzi Letter

10(g)(g-1)	2007 Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 20, 2007

10(g)(g-2)	Option Agreement dated December 13, 2007 under 2007 Incentive Plan between Jerry E. Ryan and EMCOR	Exhibit 10(h)(h-2) to 2007 Form 10-K

10(g)(g-3)	Option Agreement dated December 15, 2008 under 2007 Incentive Plan between David Laidley and EMCOR	Exhibit 10.1 to Form 8-K (Date of Report December 15, 2008)

10(g)(g-4)	Form of EMCOR Option Agreement under 2007 Incentive Plan between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(h)(h-3) to 2007 Form 10-K

10(h)(h)	Form of letter agreement between EMCOR and each Executive Officer with respect to acceleration of options granted January 2, 2003 and January 2, 2004	Exhibit 10(b)(b) to 2004 Form 10-K

10(i)(i)	EMCOR Group, Inc. Employee Stock Purchase Plan	Exhibit C to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008

10(j)(j)	Certificate dated March 24, 2008 evidencing Phantom Stock Unit Award to Frank T. MacInnis	Exhibit 10(j)(j-1) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (“March 2008 Form 10-Q”)

10(j)(j-2)	Certificate dated March 24, 2008 evidencing Phantom Stock Unit Award to Anthony J. Guzzi	Exhibit 10(j)(j-2) to the March 2008 Form 10-Q

10(k)(k)	Certificate dated March 24, 2008 evidencing Stock Unit Award to Frank T. MacInnis	Exhibit 10(k)(k) to the March 2008 Form 10-Q

10(l)(l)	Form of Restricted Stock Award Agreement dated January 4, 2010 between EMCOR and each of Albert Fried, Jr., Richard F. Hamm, Jr., David H. Laidley, Jerry E. Ryan and Michael T. Yonker*	Page __

11	Computation of Basic EPS and Diluted EPS for the years ended December 2009 and 2008*	Note E of the Notes to the Consolidated Financial Statements

14	Code of Ethics of EMCOR for Chief Executive Officer and Senior Financial Officers	Exhibit 14 to 2003 Form 10-K

21	List of Significant Subsidiaries *	Page __

23.1	Consent of Ernst & Young LLP *	Page __

EMCOR Group, Inc.
and Subsidiaries
EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Page Number
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Frank T. MacInnis, the Chairman of the Board of Directors and Chief Executive Officer *	Page __

31.2	Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer *	Page __

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chairman of the Board of Directors and Chief Executive Officer **	Page __

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer **	Page __

*	Filed Herewith

**	Furnished Herewith

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, upon request of the Securities and Exchange Commission, the Registrant hereby undertakes to furnish a copy of any unfiled instrument which defines the rights of holders of long-term debt of the Registrant’s subsidiaries.