Form 10-Q
period 2010-03-31
EMCOR GROUP INC
filed 2010-04-29
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-8267

EMCOR Group, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-2125338

(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification
Organization)	Number)

301 Merritt Seven
Norwalk, Connecticut	06851-1092

(Address of Principal Executive Offices)	(Zip Code)

(203) 849-7800

(Registrant’s Telephone Number, Including Area Code) N/A

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

          Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).          Yes ☐           No ☒

Applicable Only To Corporate Issuers
          Number of shares of Common Stock outstanding as of the close of business on April 27, 2010: 66,310,166 shares.

EMCOR Group, Inc.
INDEX

PART I. - FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2010 (Unaudited)	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$600,561	$726,975
Accounts receivable, net	1,043,570	1,057,171
Costs and estimated earnings in excess of billings on uncompleted contracts	94,343	90,049
Inventories	32,816	34,468
Prepaid expenses and other	68,369	68,702

Total current assets	1,839,659	1,977,365

Investments, notes and other long-term receivables	5,550	19,287

Property, plant and equipment, net	89,793	92,057

Goodwill	594,426	593,628

Identifiable intangible assets, net	270,315	264,522

Other assets	39,271	35,035

Total assets	$2,839,014	$2,981,894

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2010 (Unaudited)	December 31, 2009

LIABILITIES AND EQUITY

Current liabilities:
Borrowings under working capital credit line	$—	$—
Current maturities of long-term debt and capital lease obligations	376	45,100
Accounts payable	341,666	379,764
Billings in excess of costs and estimated earnings on uncompleted contracts	522,515	526,241
Accrued payroll and benefits	147,659	215,967
Other accrued expenses and liabilities	145,407	167,533

Total current liabilities	1,157,623	1,334,605

Borrowings under working capital credit line	150,000	—

Long-term debt and capital lease obligations	157	150,251

Other long-term obligations	278,802	270,572

Total liabilities	1,586,582	1,755,428

Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 68,822,663 and 68,675,223 shares issued, respectively	688	687
Capital surplus	418,156	416,267
Accumulated other comprehensive loss	(49,865)	(52,699)
Retained earnings	891,084	869,267
Treasury stock, at cost 2,525,875 and 2,487,879 shares, respectively	(16,326)	(15,451)

Total EMCOR Group, Inc. stockholders’ equity	1,243,737	1,218,071

Noncontrolling interests	8,695	8,395

Total equity	1,252,432	1,226,466

Total liabilities and equity	$2,839,014	$2,981,894

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

Three months ended March 31,	2010	2009

Revenues	$1,212,212	$1,394,636
Cost of sales	1,047,096	1,201,477

Gross profit	165,116	193,159
Selling, general and administrative expenses	122,797	127,795
Restructuring expenses	—	1,060

Operating income	42,319	64,304
Interest expense	(3,123)	(1,793)
Interest income	732	1,542

Income before income taxes	39,928	64,053
Income tax provision	17,511	26,682

Net income including noncontrolling interests	22,417	37,371
Less: Net income attributable to noncontrolling interests	(600)	(603)

Net income attributable to EMCOR Group, Inc.	$21,817	$36,768

Basic earnings per common share:
Net income attributable to EMCOR Group, Inc. common stockholders	$0.33	$0.56

Diluted earnings per common share:
Net income attributable to EMCOR Group, Inc. common stockholders	$0.32	$0.55

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

Three months ended March 31,	2010	2009

Cash flows from operating activities:
Net income including noncontrolling interests	$22,417	$37,371
Depreciation and amortization	6,297	6,535
Amortization of identifiable intangible assets	3,808	5,223
Deferred income taxes	11,801	7,721
Gain on sale of equity investment	(4,470)	—
Excess tax benefits from share-based compensation	—	(500)
Equity income from unconsolidated entities	(305)	(571)
Other non-cash items	1,852	2,172
Distributions from unconsolidated entities	866	1,466
Changes in operating assets and liabilities	(121,379)	(47,564)

Net cash (used in) provided by operating activities	(79,113)	11,853

Cash flows from investing activities:
Payments for acquisitions of businesses, identifiable intangible assets and related earn-out agreements	(10,826)	(13,512)
Proceeds from sale of equity investment	17,632	—
Proceeds from sale of property, plant and equipment	170	223
Purchase of property, plant and equipment	(3,489)	(7,945)
Net proceeds related to other investments	—	13

Net cash provided by (used in) investing activities	3,487	(21,221)

Cash flows from financing activities:
Proceeds from working capital credit line	150,000	—
Repayments of long-term debt	(194,759)	(757)
Repayments of capital lease obligations	(116)	(291)
Proceeds from exercise of stock options	—	511
Issuance of common stock under employee stock purchase plan	587	470
Distributions to noncontrolling interests	(300)	—
Excess tax benefits from share-based compensation	—	500

Net cash (used in) provided by financing activities	(44,588)	433

Effect of exchange rate changes on cash and cash equivalents	(6,200)	(1,858)

Decrease in cash and cash equivalents	(126,414)	(10,793)
Cash and cash equivalents at beginning of year	726,975	405,869

Cash and cash equivalents at end of period	$600,561	$395,076

Supplemental cash flow information:
Cash paid for:
Interest	$1,833	$1,395
Income taxes	$17,720	$17,351
Non-cash financing activities:
Contingent purchase price accrued	$614	$983

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (In thousands)(Unaudited)

			EMCOR Group, Inc. Stockholders

	Total	Comprehensive income	Common stock	Capital surplus	Accumulated other comprehensive (loss) income (1)	Retained earnings	Treasury stock	Noncontrolling interests

Balance, January 1, 2009	$1,050,769		$681	$397,895	$(49,318)	$708,511	$(14,424)	$7,424
Net income including noncontrolling interests	37,371	$37,371	—	—	—	36,768	—	603
Foreign currency translation adjustments	(1,085)	(1,085)	—	—	(1,085)	—	—	—
Pension adjustment, net of tax benefit of $0.3 million	744	744	—	—	744	—	—	—
Deferred loss on cash flow hedge, net of tax benefit of $0.4 million	(529)	(529)	—	—	(529)	—	—	—

Comprehensive income		36,501
Less : Net income attributable to noncontrolling interests		(603)

Comprehensive income attributable to EMCOR		$35,898

Treasury stock, at cost (2)	(1,589)		—	—	—	—	(1,589)	—
Common stock issued under share-based compensation plans, net of tax benefit (3)	1,104		3	963	—	—	138	—
Common stock issued under employee stock purchase plan	470		—	470	—	—	—	—
Share-based compensation expense	1,094		—	1,094	—	—	—	—

Balance, March 31, 2009	$1,088,349		$684	$400,422	$(50,188)	$745,279	$(15,875)	$8,027

Balance, January 1, 2010	$1,226,466		$687	$416,267	$(52,699)	$869,267	$(15,451)	$8,395
Net income including noncontrolling interests	22,417	$22,417	—	—	—	21,817	—	600
Foreign currency translation adjustments	1,808	1,808	—	—	1,808	—	—	—
Pension adjustment, net of tax benefit of $0.4 million	922	922	—	—	922	—	—	—
Deferred gain on cash flow hedge, net of tax benefit of $0.1 million	104	104	—	—	104	—	—	—

Comprehensive income		25,251
Less : Net income attributable to noncontrolling interests		(600)

Comprehensive income attributable to EMCOR		$24,651

Treasury stock, at cost (2)	(875)		—	—	—	—	(875)	—
Common stock issued under share-based compensation plans, net of tax benefit (3)	—		1	(1)	—	—	—	—
Common stock issued under employee stock purchase plan	587		—	587	—	—	—	—
Distributions to noncontrolling interests	(300)		—	—	—	—	—	(300)
Share-based compensation expense	1,303		—	1,303	—	—	—	—

Balance, March 31, 2010	$1,252,432		$688	$418,156	$(49,865)	$891,084	$(16,326)	$8,695

(1)	Represents cumulative foreign currency translation adjustments, pension liability adjustments and deferred gain (loss) on interest rate swap.

(2)	Represents value of shares of common stock withheld by EMCOR for income tax withholding requirements upon the vesting of restricted stock units.

(3)	Includes the tax benefit associated with share-based compensation of zero and $0.6 million for the three months March 31, 2010 and 2009, respectively.

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

          In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly our financial position and the results of our operations. The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

          Our reportable segments reflect certain reclassifications of prior year amounts from our United States mechanical construction and facilities services segment to our United States facilities services segment due to changes in our internal reporting structure.

NOTE B New Accounting Pronouncements

          On January 1, 2010, we adopted the accounting pronouncement regarding the consolidation of variable interest entities, which changes the consolidation guidance related to a variable interest entity (“VIE”). It also amends the guidance governing the determination of whether or not an enterprise is the primary beneficiary of a VIE and, if so, is therefore required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb the losses or the right to receive the benefits of the VIE that could potentially be significant to the VIE. This statement also requires periodic reassessments of whether an enterprise is the primary beneficiary of a VIE. We were previously required to reconsider whether an enterprise is the primary beneficiary of a VIE only when specific events had occurred. This pronouncement also requires enhanced disclosures about an enterprise’s involvement with a VIE. The adoption of this pronouncement did not have any effect on our consolidated financial statements.

          In October 2009, an accounting pronouncement was issued to update existing guidance on revenue recognition for arrangements with multiple deliverables. This guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the consideration attributed to the delivered item. This may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required. This pronouncement is effective prospectively for revenue arrangements entered into or modified after annual periods beginning on or after June 15, 2010, but early adoption is permitted. We have not determined the effect, if any, that the adoption of the pronouncement may have on our financial position and/or results of operations.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE C Acquisitions of Businesses

          On February 8, 2010 and March 2, 2009, we acquired two companies, each for an immaterial amount. These companies provide mobile mechanical services and have been included in our United States facilities services reporting segment. We believe these acquisitions further our goal of service and geographical diversification and/or expansion of our facilities services operations.

          The purchase price for one of these acquisitions is subject to finalization based on certain contingencies provided for in the purchase agreement. These acquisitions were accounted for by the acquisition method, and the purchase prices have been allocated to the assets acquired and liabilities assumed, based upon the estimated fair values of the respective assets and liabilities at the dates of the respective acquisitions.

NOTE D Earnings Per Share

Calculation of Basic and Diluted Earnings per Common Share

          The following table summarizes our calculation of Basic and Diluted Earnings per Common Share (“EPS”) for the three month periods ended March 31, 2010 and 2009 (in thousands, except share and per share data):

	For the three months ended March 31,

	2010	2009

Numerator:
Net income attributable to EMCOR Group, Inc. available to common stockholders	$21,817	$36,768

Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	66,316,105	65,860,938
Effect of diluted securities - Share-based awards	1,582,119	1,162,019

Shares used to compute diluted earnings per common share	67,898,224	67,022,957

Basic earnings per common share:
Net income attributable to EMCOR Group, Inc. available to common stockholders	$0.33	$0.56

Diluted earnings per share:
Net income attributable to EMCOR Group, Inc. available to common stockholders	$0.32	$0.55

          There were 311,347 and 526,386 anti-dilutive stock options that were excluded from the calculation of diluted EPS for the three month periods ended March 31, 2010 and 2009, respectively.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE E Inventories

          Inventories consist of the following amounts (in thousands):

	March 31, 2010	December 31, 2009

Raw materials and construction materials	$18,142	$16,735
Work in process	14,674	17,733

	$32,816	$34,468

NOTE F Investments, Notes and Other Long-Term Receivables

          On January 8, 2010, a venture in which one of our subsidiaries had a 40% interest and which designs, constructs, owns, operates, leases and maintains facilities to produce chilled water for sale to customers for use in air conditioning commercial properties was sold to a third party. As a result of this sale, we received $17.6 million for our 40% interest and recognized a pretax gain of $4.5 million, which gain is included in our United States facilities services segment and classified as a component of cost of sales.

NOTE G Debt

          Debt in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

	March 31, 2010	December 31, 2009

2010 Revolving Credit Facility	$150,000	$—
Term Loan	—	194,750
Capitalized lease obligations	485	601
Other	48	—

	150,533	195,351
Less: current maturities	376	45,100

	$150,157	$150,251

          Until February 4, 2010, we had a revolving credit agreement (the “Old Revolving Credit Facility”) as amended, which provided for a credit facility of $375.0 million. Effective February 4, 2010, we replaced the Old Revolving Credit Facility that was due to expire October 17, 2010 with an amended and restated $550.0 million revolving credit facility (the “2010 Revolving Credit Facility”). The 2010 Revolving Credit Facility expires in February 2013. It permits us to increase our borrowing to $650.0 million if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $175.0 million of the borrowing capacity under the 2010 Revolving Credit Facility to letters of credit, which amount compares to $125.0 million under the Old Revolving Credit Facility. The 2010 Revolving Credit Facility is guaranteed by certain of our direct and indirect subsidiaries and is secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2010 Revolving Credit Facility contains various covenants requiring, among other things, maintenance of certain financial ratios and certain restrictions with respect to payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount of the 2010 Revolving Credit Facility. The fee is 0.5% of the unused amount, based on certain financial tests. Borrowings under the 2010 Revolving Credit Facility bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at March 31, 2010) plus 1.75% to 2.25%, based on certain financial tests or (2) United States dollar LIBOR (0.25% at March 31, 2010) plus 2.75% to 3.25%, based on certain financial tests. The interest rate in effect at March 31, 2010 was 3.00%. Letter of credit fees issued under this facility range from 2.75% to 3.25% of the respective face amounts of the letters of credit issued and are charged based

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE G Debt – (continued)

on certain financial tests. We capitalized approximately $6.0 million of debt issuance costs associated with the 2010 Revolving Credit Facility. This amount is being amortized over the life of the facility and is included as part of interest expense. In connection with the termination of the Old Revolving Credit Facility, less than $0.1 million attributable to the acceleration of expense for debt issuance costs were recorded as part of interest expense. As of March 31, 2010 and December 31, 2009, we had approximately $72.5 million and $68.9 million of letters of credit outstanding, respectively. There were no borrowings under the Old Revolving Credit Facility as of December 31, 2009. We have borrowings of $150.0 million outstanding under the 2010 Revolving Credit Facility at March 31, 2010, which may remain outstanding at our discretion until the 2010 Revolving Credit Facility expires. On September 19, 2007, we entered into an agreement providing for a $300.0 million term loan (“Term Loan”). The proceeds of the Term Loan were used to pay a portion of the consideration for an acquisition and costs and expenses incident thereto. In connection with the closing of the 2010 Revolving Credit Facility, we proceeded to draw $150.0 million under this facility and used the proceeds along with cash on hand to prepay on February 4, 2010 all indebtedness outstanding under the Term Loan. In connection with this prepayment, $0.6 million attributable to the acceleration of expense for debt issuance costs associated with the Term Loan were recorded as part of interest expense.

NOTE H Derivative Instrument and Hedging Activity

          On January 27, 2009, we entered into an interest rate swap agreement (the “Swap Agreement”), which hedges the interest rate risk on our variable rate debt. The Swap Agreement, which has a notional amount of $194.0 million, is used to manage the variable interest rate of our borrowings and related overall cost of borrowing. We mitigate the risk of counterparty nonperformance by choosing as our counterparty a major reputable financial institution with an investment grade credit rating.

          The derivative is recognized as either an asset or liability on our Condensed Consolidated Balance Sheets with measurement at fair value, and changes in the fair value of the derivative instrument reported in either net income, included as part of interest expense, or other comprehensive income depending on the designated use of the derivative and whether or not it meets the criteria for hedge accounting. The fair value of this instrument reflects the net amount required to settle the position. The accounting for gains and losses associated with changes in fair value of the derivative and the related effects on the condensed consolidated financial statements is subject to their hedge designation and whether they meet effectiveness standards.

          The Swap Agreement matures in October 2010. We pay a fixed rate of 2.225% and receive a floating rate of 30 day LIBOR on the notional amount. A portion of the interest rate swap has been designated as an effective cash flow hedge, whereby changes in the cash flows from the swap perfectly offset the changes in the cash flows associated with the floating rate of interest (see Note G, “Debt”). The fair value of the interest rate swap at March 31, 2010 was a net liability of $1.0 million. This liability reflects the interest rate swap’s termination value as the credit value adjustment for counterparty nonperformance is immaterial. We have no obligation to post any collateral related to this derivative. The fair value of the interest rate swap is based upon the valuation technique known as the market standard methodology of netting the discounted future fixed cash flows and the discounted expected variable cash flows. The variable cash flows are based on an expectation of future interest rates (forward curves) derived from observable interest rate curves. In addition, we have incorporated a credit valuation adjustment into our calculation of fair value of the interest rate swap. This adjustment recognizes both our nonperformance risk and the respective counterparty’s nonperformance risk. The net liability was included in “Other accrued expenses and liabilities” on our Condensed Consolidated Balance Sheet. Accumulated other comprehensive loss at March 31, 2010 included the accumulated loss, net of income taxes, on the cash flow hedge, of $0.5 million. For the three months ended March 31, 2010, we recognized $0.05 million of income associated with the de-designated portion of the interest rate swap as part of interest expense.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE H Derivative Instrument and Hedging Activity – (continued)

          We have an agreement with our derivative counterparty that contains a provision that if we default on certain of our indebtedness, we could also be declared in default on our derivative obligation.

NOTE I Fair Value Measurements

          We use a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy, which gives the highest priority to quoted prices in active markets, is comprised of the following three levels:

          Level 1 – Unadjusted quoted market prices in active markets for identical assets and liabilities.

Level 2 – Observable inputs, other than Level 1 inputs. Level 2 inputs would typically include quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

          Level 3 – Prices or valuations that require inputs that are both significant to the measurement and unobservable.

          We measure the fair value of our derivative instrument on a recurring basis. At March 31, 2010, the $1.0 million fair value of the interest rate swap was determined using Level 2 inputs.

          We believe that the carrying values of our financial instruments, which include accounts receivable and other financing commitments, approximate their fair values due primarily to their short-term maturities and low risk of counterparty default. The carrying value of our borrowings under the 2010 Revolving Credit Facility approximates the fair value due to the variable rate on such debt.

          At December 31, 2009, we had certain assets, specifically indefinite lived and other identifiable intangible assets that are being amortized, which were accounted for at fair market value on a non-recurring basis. We have determined that the fair value measurements of these non-financial assets are Level 3 in the fair value hierarchy.

NOTE J Income Taxes

          For the three months ended March 31, 2010 and 2009, our income tax provisions were $17.5 million and $26.7 million, respectively, based on effective income tax rates, before discrete items, of 38.2% and 39.1%, respectively. The actual income tax rates for the three months ended March 31, 2010 and 2009, inclusive of discrete items, were 44.5% and 42.1%, respectively. The decrease in the 2010 income tax provision was primarily due to reduced income before income taxes and to a change in the allocation of earnings among various jurisdictions.

          As of March 31, 2010 and December 31, 2009, the amount of unrecognized income tax benefits for each period was $7.5 million (of which $5.4 million would favorably affect our effective income tax rate, if recognized).

          We recognized interest expense related to unrecognized income tax benefits in the income tax provision. As of March 31, 2010 and December 31, 2009, we had approximately $2.3 million and $2.2 million, respectively, of accrued interest related to unrecognized income tax benefits included as a liability on the Condensed Consolidated Balance Sheets, of which approximately a net of $0.1 million was recorded during each of the three month periods ended March 31, 2010 and 2009.

          It is possible that approximately $3.7 million of unrecognized income tax benefits at March 31, 2010, primarily relating to uncertain tax positions attributable to certain intercompany transactions and compensation related accruals, will become recognized income tax benefits in the next twelve months due to the expiration of applicable statutes of limitations.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE J Income Taxes – (continued)

          We file income tax returns with the Internal Revenue Service and various state, local and foreign jurisdictions. With few exceptions, we are no longer subject to tax audits by any tax authorities for years prior to 2006. The Internal Revenue Service has completed its audit of our federal income tax returns for the years 2005 through 2007. We agreed to and paid an assessment proposed by the Internal Revenue Service pursuant to such audit. We recorded a charge of approximately $2.0 million, inclusive of interest, as a result of this audit in the first quarter of 2009, which is reflected in the results for the three months ended March 31, 2009.

NOTE K Common Stock

          As of March 31, 2010 and December 31, 2009, 66,296,788 and 66,187,344 shares of our common stock were outstanding, respectively.

          For the three months ended March 31, 2010 and 2009, 124,341 and 363,333 shares of common stock, respectively, were issued upon the exercise of stock options, upon the satisfaction of required conditions under certain of our share-based compensation plans and upon the grants of shares of our common stock.

NOTE L Retirement Plans

          Our United Kingdom subsidiary has a defined benefit pension plan covering all eligible employees (the “UK Plan”); however, no individual joining the company after October 31, 2001 may participate in the plan. We are seeking to curtail the future accrual of benefits under the UK Plan effective as of May 31, 2010. It is anticipated that this curtailment will result in a reduction of the projected benefit obligation associated with the plan and curtailment gain. This anticipated gain will reduce our pre-curtailment unrecognized loss, which will be amortized in the future through the net periodic pension cost.

Components of Net Periodic Pension Benefit Cost

          The components of net periodic pension benefit cost of the UK Plan for the three months ended March 31, 2010 and 2009 were as follows (in thousands):

	For the three months ended March 31,

	2010	2009

Service cost	$883	$724
Interest cost	3,480	2,752
Expected return on plan assets	(2,984)	(2,238)
Amortization of unrecognized loss	1,234	971

Net periodic pension benefit cost	$2,613	$2,209

Employer Contributions

          For the three months ended March 31, 2010, our United Kingdom subsidiary contributed $1.9 million to its defined benefit pension plan. It anticipates contributing an additional $6.1 million during the remainder of 2010.

NOTE M Segment Information

          Our reportable segments reflect certain reclassifications of prior year amounts from our United States mechanical construction and facilities services segment to our United States facilities services segment due to changes in our internal reporting structure.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE M Segment Information – (continued)

          We have the following reportable segments which provide services associated with the design, integration, installation, start-up, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; water and wastewater treatment and central plant heating and cooling); (c) United States facilities services; (d) Canada construction; (e) United Kingdom construction and facilities services; and (f) Other international construction and facilities services. The segment “United States facilities services” principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers’ facilities (industrial maintenance and services; outage services to utilities and industrial plants; commercial and government site-based operations and maintenance; military base operations support services; mobile maintenance and services; facilities management; installation and support for building systems; technical consulting and diagnostic services; small modification and retrofit projects; retrofit projects to comply with clean air laws; and program development, management and maintenance for energy systems), which services are not generally related to customers’ construction programs, as well as industrial services operations, which primarily provide aftermarket maintenance and repair services, replacement parts and fabrication services for highly engineered shell and tube heat exchangers for refineries and the petrochemical industry. The Canada construction segment performs electrical construction and mechanical construction. The United Kingdom and Other international construction and facilities services segments perform electrical construction, mechanical construction and facilities services. Our “Other international construction and facilities services” segment, currently operating only in the Middle East, represents our operations outside of the United States, Canada and the United Kingdom. The following tables present information about industry segments and geographic areas for the three months ended March 31, 2010 and 2009 (in thousands):

	For the three months ended March 31,

	2010	2009

Revenues from unrelated entities:
United States electrical construction and facilities services	$260,320	$316,681
United States mechanical construction and facilities services	412,708	505,203
United States facilities services	346,840	378,802

Total United States operations	1,019,868	1,200,686
Canada construction	78,259	78,180
United Kingdom construction and facilities services	114,085	115,770
Other international construction and facilities services	—	—

Total worldwide operations	$1,212,212	$1,394,636

Total revenues:
United States electrical construction and facilities services	$261,918	$318,468
United States mechanical construction and facilities services	414,491	508,588
United States facilities services	351,250	381,595
Less intersegment revenues	(7,791)	(7,965)

Total United States operations	1,019,868	1,200,686
Canada construction	78,259	78,180
United Kingdom construction and facilities services	114,085	115,770
Other international construction and facilities services	—	—

Total worldwide operations	$1,212,212	$1,394,636

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE M Segment Information – (continued)

	For the three months ended March 31,

	2010	2009

Operating income (loss):
United States electrical construction and facilities services	$9,220	$25,952
United States mechanical construction and facilities services	24,818	23,535
United States facilities services	14,085	21,225

Total United States operations	48,123	70,712
Canada construction	3,321	4,755
United Kingdom construction and facilities services	3,235	2,194
Other international construction and facilities services	(1)	—
Corporate administration	(12,359)	(12,297)
Restructuring expenses	—	(1,060)

Total worldwide operations	42,319	64,304

Other corporate items:
Interest expense	(3,123)	(1,793)
Interest income	732	1,542

Income before income taxes	$39,928	$64,053

	March 31, 2010	December 31, 2009

Total assets:
United States electrical construction and facilities services	$290,194	$294,403
United States mechanical construction and facilities services	600,738	618,621
United States facilities services	1,029,531	1,017,550

Total United States operations	1,920,463	1,930,574
Canada construction	113,256	114,717
United Kingdom construction and facilities services	216,657	224,816
Other international construction and facilities services	—	—
Corporate administration	588,638	711,787

Total worldwide operations	$2,839,014	$2,981,894

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

          The following table presents selected financial data for the three months ended March 31, 2010 and 2009 (in thousands, except percentages and per share data):

	For the three months ended March 31,

	2010	2009

Revenues	$1,212,212	$1,394,636
Revenues decrease from prior year	(13.1)%	(16.1)%
Operating income	$42,319	$64,304
Operating income as a percentage of revenues	3.5%	4.6%
Net income attributable to EMCOR Group, Inc.	$21,817	$36,768
Diluted earnings per common share	$0.32	$0.55
Cash flows (used in) provided by operating activities	$(79,113)	$11,853

          The results of our operations for the first quarter of 2010 reflect decreases in revenues, gross profit (revenues less cost of sales), gross profit margin (gross profit as a percentage of revenues), operating income, operating margin (operating income as a percentage of revenues), net income and diluted earnings per common share compared to the year ago quarter. The decrease in revenues for the 2010 first quarter, when compared to the prior year’s first quarter, was primarily attributable to: (a) a decline in work performed on domestic industrial, hospitality and commercial construction projects, generally as a result of the economic slowdown and our decision to only accept work that we believe can be performed at reasonable margins and (b) a decline in revenues arising from our United States facilities services segment due to the economic slowdown. During the first quarter of 2010, companies we acquired in 2010 and 2009, which are reported in our United States facilities services segment, contributed $7.8 million to revenues and $0.4 million to operating income (net of $0.2 million of amortization expense attributable to identifiable intangible assets included in cost of sales and selling, general and administrative expenses). The decrease in operating income and operating margin was primarily a result of lower operating income from our United States electrical construction and facilities services and United States facilities services segments. This decrease in operating income was partially offset by: (a) the recognition of a pretax gain of $4.5 million from the sale of our interest in a venture, which gain is included in our United States facilities services segment and classified as a component of cost of sales and (b) reduced selling, general and administrative expenses primarily as result of the downsizing of staff in 2009. In addition, the results of our international operations were favorably impacted by the exchange rate changes of the Canadian dollar and British pound against the United States dollar. During the first quarter of 2010, cash was used in operating activities, as compared to the first quarter of 2009 where cash was provided by operating activities, primarily due to lower operating results, a reduction in accruals for payroll and benefits as a result of the payment of incentive compensation and other changes in our working capital.

          We completed one acquisition during the first quarter of 2010 for an immaterial amount. The results of the acquired company, which provides mobile mechanical services, have been included in our United States facilities services segment and expand our service capabilities into a new geographical area. The acquisition is not material to our results of operations for the periods presented.

Operating Segments

          Our reportable segments reflect certain reclassifications of prior year amounts from our United States mechanical construction and facilities services segment to our United States facilities services segment due to changes in our internal reporting structure.

          We have the following reportable segments which provide services associated with the design, integration, installation, start-up, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; water and wastewater treatment and central plant heating and cooling); (c) United States facilities services; (d) Canada construction; (e) United Kingdom construction and facilities services; and (f) Other international construction and facilities services. The segment “United States facilities services” principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers’ facilities (industrial maintenance and services; outage services to utilities and industrial plants; commercial and government site-based operations and maintenance; military base operations support services; mobile maintenance and services; facilities management; installation and support for building systems; technical consulting and diagnostic services; small modification and retrofit projects; retrofit projects to comply with clean air laws; and program development, management and maintenance for energy systems), which services are not generally related to customers’ construction programs, as well as industrial services operations, which primarily provide aftermarket maintenance and repair services, replacement parts and fabrication services for highly engineered shell and tube heat exchangers for refineries and the petrochemical industry. The Canada construction segment performs electrical construction and mechanical construction. The United Kingdom and Other international construction and facilities services segments perform electrical construction, mechanical construction and facilities services. Our “Other international construction and facilities services” segment, currently operating only in the Middle East, represents our operations outside of the United States, Canada and the United Kingdom.

Results of Operations

          Revenues

          The following table presents our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended March 31,

	2010	% of Total	2009	% of Total

Revenues:
United States electrical construction and facilities services	$260,320	21%	$316,681	23%
United States mechanical construction and facilities services	412,708	34%	505,203	36%
United States facilities services	346,840	29%	378,802	27%

Total United States operations	1,019,868	84%	1,200,686	86%
Canada construction	78,259	6%	78,180	6%
United Kingdom construction and facilities services	114,085	9%	115,770	8%
Other international construction and facilities services	—	—	—	—

Total worldwide operations	$1,212,212	100%	$1,394,636	100%

          As described below in more detail, our revenues for the three months ended March 31, 2010 decreased to $1.21 billion compared to $1.39 billion of revenues for the three months ended March 31, 2009. This decrease in revenues extended across most of our business segments and was primarily attributable to: (a) lower levels of work in both our United States electrical construction and facilities services segment and our mechanical construction and facilities services segment, most notably with respect to industrial, hospitality and commercial construction projects, as well as to: (b) lower revenues from our mobile mechanical services and industrial services businesses in our United States facilities services segment. This decrease was partially offset by revenues of $7.8 million attributable to companies acquired in 2010 and 2009, which are reported in our United States facilities services segment.

          Our backlog at March 31, 2010 was $3.29 billion compared to $3.67 billion of backlog at March 31, 2009. Our backlog was $3.15 billion at December 31, 2009. Backlog decreases as we perform work on existing contracts and increases with awards of new contracts. The decreases in our United States electrical construction and facilities services segment backlog and our United States mechanical construction and facilities services segment backlog at March 31, 2010, compared to such backlog at March 31, 2009, were primarily due to a decline in awards in the commercial, hospitality, industrial, transportation and water/wastewater construction markets, partially offset by an increase in awards in the healthcare and institutional construction markets. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of facilities services contracts. However, if the remaining term of a facilities services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only the next 12 months of revenues.

          Revenues of our United States electrical construction and facilities services segment for the three months ended March 31, 2010 decreased by $56.4 million compared to revenues for the three months ended March 31, 2009. The decrease in revenues was primarily attributable to lower levels of work on industrial and commercial construction projects, as well as hospitality construction projects, most notably in the Las Vegas market, as a result of the current economic environment, and our decision to only accept work that we believe can be performed at reasonable margins. The decrease in revenues was partially offset by an increase in revenues from institutional related construction projects.

          Revenues of our United States mechanical construction and facilities services segment for the three months ended March 31, 2010 was $412.7 million, a $92.5 million decrease compared to revenues of $505.2 million for the three months ended March 31, 2009. The decrease in revenue was primarily attributable to reduced work on hospitality construction projects, most notably in the Las Vegas market and in industrial, commercial and water/wastewater related construction projects as a result of the current economic environment and our decision to only accept work that we believe can be performed at reasonable margins. The decrease in revenue was partially offset by an increase in revenues from work performed on institutional construction projects.

          Our United States facilities services segment revenues were $346.8 million for the three months ended March 31, 2010 compared to revenues of $378.8 million for the three months ended March 31, 2009. This decrease in revenues was primarily attributable to: (a) lower revenues from our mobile mechanical services business, primarily as a result of fewer discretionary projects and less repair services due to capital project curtailments and deferred maintenance attributable to economic conditions, as well as our decision to only accept work at adequate margins and (b) a decline in revenues from our industrial services business which has been adversely affected by a reduced demand for domestic refined oil products resulting in lower demand for our shop and field refinery and petrochemical services. This decrease in revenues was partially offset by revenues of $7.8 million from companies acquired in 2010 and 2009, which perform mobile mechanical services, and from an increase in revenues at our site-based government facilities services business and our energy services business.

          Revenues of our Canada construction segment were $78.3 million for the three months ended March 31, 2010 compared to revenues of $78.2 million for the three months ended March 31, 2009. The slight increase in revenues was primarily attributable to: (a) an increase of $12.8 million relating to the favorable exchange rate effects of the Canadian dollar against the United States dollar and (b) increased work performed on industrial and automotive related projects. These increases were offset by less work performed on energy related projects.

          Our United Kingdom construction and facilities services segment revenues for the three months ended March 31, 2010 decreased by $1.7 million compared to revenues for the three months ended March 31, 2009. This modest decline in revenues was attributable to a decrease in revenues from defense and other government related construction projects, partially offset by: (a) an increase of $8.7 million relating to the favorable exchange rate effects of the British pound against the United States dollar and (b) an increase in revenues attributable to healthcare related construction projects. In addition, our United Kingdom’s facilities services business also experienced a decrease in its revenues year over year, mainly as a result of lower revenues associated with work in the transportation sector.

          Other international construction and facilities services activities consist of operations currently operating only in the Middle East. All of the current projects in this market are being performed through a joint venture. The results of the joint venture were accounted for under the equity method.

Cost of sales and Gross profit

          The following table presents our cost of sales, gross profit and gross profit margin (in thousands, except for percentages):

	For the three months ended March 31,

	2010	2009

Cost of sales	$1,047,096	$1,201,477
Gross profit	$165,116	$193,159
Gross profit, as a percentage of revenues	13.6%	13.9%

          Our gross profit decreased by $28.0 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decrease in gross profit was primarily attributable to: (a) reduced work and lower margins in our United States electrical construction and facilities services segment and (b) reduced volume and lower margins in our industrial services and mobile mechanical services businesses in our United States facilities services segment. In addition, the first quarter of 2009 was positively affected by the favorable resolution of uncertainties on construction projects at or nearing completion in our United States electrical construction and facilities services segment. The overall decrease in gross profit for the three months ended March 31, 2010 was partially offset by an increase in gross profit contributed by our energy services business in our United States facilities services segment, primarily as a result of the recognition of a pretax gain of $4.5 million from the sale of our interest in a venture, which gain is classified as a component of cost of sales, and by companies acquired in 2010 and 2009. For the three months ended March 31, 2010, companies acquired in 2010 and 2009 contributed $1.1 million to gross profit, net of amortization expense of $0.1 million. In addition, gross profit from our international operations was favorably impacted by $2.6 million of exchange rate effects of the Canadian dollar and British pound against the United States dollar.

          Our gross profit margin was 13.6% and 13.9% for the three months ended March 31, 2010 and 2009, respectively. The slight decrease in gross profit margin for the three months ended March 31, 2010 was primarily the result of (a) decreased gross profit margins in our United States electrical construction and facilities services segment as a result of the decrease in the number of construction projects within higher margin sectors, (b) lower gross profit margins from our industrial services and mobile mechanical services businesses in our United States facilities services segment and (c) an increase in institutional work which generally has lower margins than private sector work. In addition, the first quarter of 2009 was positively affected by the favorable resolution of uncertainties on construction projects at or nearing completion in our United States electrical construction and facilities services segment. The decrease in gross profit margin was partially offset by higher gross profit margin in our United States mechanical construction and facilities services segment, primarily as a result of the favorable resolution of uncertainties on industrial construction projects at or nearing completion.

Selling, general and administrative expenses

          The following table presents our selling, general and administrative expenses and selling, general and administrative expenses as a percentage of revenues (in thousands, except for percentages):

	For the three months ended March 31,

	2010	2009

Selling, general and administrative expenses	$122,797	$127,795
Selling, general and administrative expenses, as a percentage of revenues	10.1%	9.2%

          Our selling, general and administrative expenses for the three months ended March 31, 2010 decreased by $5.0 million to $122.8 million compared to $127.8 million for the three months ended March 31, 2009 period. Selling, general and administrative expenses as a percentage of revenues were 10.1% for the three months ended March 31, 2010, compared to 9.2% for the three months ended March 31, 2009. This decrease in selling, general and administrative expenses was primarily due to: (a) lower employee costs, such as salaries, incentive compensation accruals and employee benefits, as a result of the downsizing of staff at numerous locations in 2009, (b) a reduction in our provision for doubtful accounts and (c) lower discretionary spending for items such as advertising, training and seminars. These decreases were partially offset by the unfavorable affect of changes in variable compensation attributable to our phantom stock units of $3.7 million, whose value is tied to the value of our common stock, and a $1.2 million and $0.7 million increase due to the exchange rate effects of the Canadian dollar and British pound against the United States dollar, respectively. The liability associated with the phantom stock units was either paid or fixed as of March 31, 2010. In addition, the decreases in selling, general and administrative expenses were partially offset by $0.7 million of expenses for the three months ended March 31, 2010 directly related to companies acquired in 2010 and 2009, including amortization expense of $0.1 million. Selling, general and administrative expenses as a percentage of revenues increased in 2010 compared to 2009, primarily due to lower revenues.

Restructuring expenses

          There were no restructuring expenses for the first quarter of 2010 compared to $1.1 million for the first quarter of 2009, which were primarily related to employee severance obligations reported in our international operations, our United States mechanical construction and facilities services segment and our United States facilities services segment. As of March 31, 2010, the balance of our severance obligations yet to be paid was $0.9 million, and the majority of such amount is expected to be paid in 2010, with the remainder to be paid in 2011.

Operating income

          The following table presents our operating income (loss) and operating income (loss) as a percentage of segment revenues from unrelated entities (in thousands, except for percentages):

	For the three months ended March 31,

	2010	% of Segment Revenues	2009	% of Segment Revenues

Operating income (loss):
United States electrical construction and facilities services	$9,220	3.5%	$25,952	8.2%
United States mechanical construction and facilities services	24,818	6.0%	23,535	4.7%
United States facilities services	14,085	4.1%	21,225	5.6%

Total United States operations	48,123	4.7%	70,712	5.9%
Canada construction	3,321	4.2%	4,755	6.1%
United Kingdom construction and facilities services	3,235	2.8%	2,194	1.9%
Other international construction and facilities services	(1)	—	—	—
Corporate administration	(12,359)	—	(12,297)	—
Restructuring expenses	—	—	(1,060)	—

Total worldwide operations	42,319	3.5%	64,304	4.6%

Other corporate items:
Interest expense	(3,123)		(1,793)
Interest income	732		1,542

Income before income taxes	$39,928		$64,053

          As described below in more detail, operating income decreased by $22.0 million for the three months ended March 31, 2010 to $42.3 million compared to operating income of $64.3 million for the three months ended March 31, 2009. Operating income as a percentage of revenues (“operating margin”) decreased to 3.5% for the three months ended March 31, 2010 compared to 4.6% for the three months ended March 31, 2009. The degradation in operating margin was in large part due to: (a) the increase in the ratio of selling, general and administrative expenses to revenues and (b) lower gross profit margin from our United States electrical construction and facilities services segment and our United States facilities services segment.

          Our United States electrical construction and facilities services segment operating income for the three months ended March 31, 2010 decreased by $16.7 million compared to operating income for the three months ended March 31, 2009. This decrease in operating income was primarily the result of lower gross profit from commercial, industrial and hospitality construction projects as a result of the current economic slowdown and our selectivity in bidding on contracts. In addition, the results for 2009 also included the favorable resolution of uncertainties on transportation construction projects at or nearing completion. Selling, general and administrative expenses also decreased for the three months ended March 31, 2010, compared to the same period in 2009, principally due to lower employee costs, such as salaries, incentive compensation and employee benefits, primarily as a result of the downsizing of staff at numerous locations in 2009, partially offset by changes in our phantom stock units referred to above. The decrease in operating margin for the three month period ended March 31, 2010 was primarily the result of decreased gross profit margin and the increase in the ratio of selling, general and administrative expenses to revenues.

          Our United States mechanical construction and facilities services segment operating income for the three months ended March 31, 2010 was $24.8 million, a $1.3 million increase compared to operating income of $23.5 million for the three months ended March 31, 2009. Operating income increased during the three months ended March 31, 2010, compared to the same period in 2009, primarily due to: (a) the favorable resolution of uncertainties on industrial construction projects at or nearing completion, (b) lower selling, general and administrative expenses resulting principally from lower employee costs, such as salaries, incentive compensation and employee benefits, primarily as a result of the downsizing of staff at numerous locations in 2009 and (c) a marginal increase in gross profits from institutional construction projects. This increase was partially offset by notably lower gross profit attributable to hospitality construction projects and by changes in our phantom stock units referred to above. The increase in operating margin for the three month period ended March 31, 2010 was primarily the result of increased gross profit margin, offset by an increase in the ratio of selling, general and administrative expenses to revenues.

          Our United States facilities services segment operating income for the three months ended March 31, 2010 was $14.1 million compared to operating income of $21.2 million for the three months ended March 31, 2009. The decrease in operating income was primarily due to lower operating income from: (a) our industrial services business which has been adversely affected by a reduced demand for domestic refined oil products resulting in lower demand for our shop and field refinery and petrochemical services and lower margins and (b) our mobile mechanical services business as a result of fewer discretionary projects and less repair services due to the continued effects of the economic slowdown and our bidding discipline. The decrease in operating income during the three months ended March 31, 2010 was partially offset by operating income from companies acquired in 2010 and 2009, which contributed $0.4 million of operating income, net of amortization expense of $0.2 million, and which perform mobile mechanical services. In addition, the decrease for the three months ended March 31, 2010, as compared to the same period in 2009, was partially offset by an increase in operating income from our energy services business, primarily as a result of the recognition of a pretax gain of $4.5 million from the sale of our interest in a venture, which gain is classified as a component of cost of sales. Selling, general and administrative expenses decreased for the three months ended March 31, 2010, when compared to the same period in 2009, due to lower employee costs, such as salaries, incentive compensation and employee benefits, primarily as a result of the downsizing of staff at numerous locations in 2009 and a reduction in our provision for doubtful accounts. This decrease was partially offset by $0.7 million of selling, general and administrative expenses associated with companies acquired in 2010 and 2009, including amortization expense of $0.1 million, and by changes in our phantom stock units referred to above. The decrease in operating margin for the three month period ended March 31, 2010 was primarily the result of decreased gross profit margin.

          Our Canada construction segment operating income was $3.3 million for the three months ended March 31, 2010 compared to operating income of $4.8 million for the three months ended March 31, 2009. This decrease in operating income was primarily attributable to a decrease in gross profit from energy and automotive related projects and an increase in selling, general and administrative expenses associated with additional severance arrangements recorded in this quarter, as well as additional advertising expenses. These decreases were offset by: (a) an increase of $0.5 million relating to the favorable exchange rate effects of the Canadian dollar against the United States dollar and (b) an increase in gross profit from industrial and commercial related projects. The decrease in operating margin for the three month period ended March 31, 2010 was primarily the result of an increase in the ratio of selling, general and administrative expenses to revenues.

          Our United Kingdom construction and facilities services segment operating income for the three months ended March 31, 2010 increased by $1.0 million compared to operating income for the three months ended March 31, 2009. This increase in operating income was primarily attributable to a favorable resolution of uncertainties on a construction project at completion and a decrease in selling, general and administrative expenses. In addition, approximately $0.2 million of the increase in operating income was a result of the favorable exchange rate effects of the British pound against the United States dollar. The increase in operating margin for the three month period ended March 31, 2010 was primarily the result of increased gross profit margin.

           The Other international construction and facilities services segment was breakeven for the three month periods ended March 31, 2010 and 2009, respectively.

          Our corporate administration expenses for the three months ended March 31, 2010 were $12.4 million compared to $12.3 million for the three months ended March 31, 2009. This increase in expenses was primarily attributable to: (a) an increase in share-based compensation expense and (b) changes in our phantom stock units referred to above, partially offset by: (a) reduced marketing and advertising expenses and (b) reduced spending on training and seminars.

          Interest expense for the three months ended March 31, 2010 and 2009 was $3.1 million and $1.8 million, respectively. The increase in interest expense was attributable to the acceleration of expense for debt issuance costs associated with the termination of a term loan and a revolving credit facility. Interest income for the three months ended March 31, 2010 was $0.7 million compared to $1.5 million for the three months ended March 31, 2009. The decrease in interest income was primarily related to lower interest earned on our invested cash balances.

          For the three months ended March 31, 2010 and 2009, our income tax provision was $17.5 million and $26.7 million, respectively, based on effective income tax rates, before discrete items, of 38.2% and 39.1%, respectively. The actual income tax rates for the three months ended March 31, 2010 and 2009, inclusive of discrete items, were 44.5% and 42.1%, respectively. The decrease in the 2010 income tax provision was primarily due to reduced income before income taxes and to a change in the allocation of earnings among various jurisdictions.

Liquidity and Capital Resources

          The following table presents our net cash provided by (used in) operating activities, investing activities and financing activities (in thousands):

	For the three months ended March 31,

	2010	2009

Net cash (used in) provided by operating activities	$(79,113)	$11,853
Net cash provided by (used in) investing activities	$3,487	$(21,221)
Net cash (used in) provided by financing activities	$(44,588)	$433
Effect of exchange rate changes on cash and cash equivalents	$(6,200)	$(1,858)

          Our consolidated cash balance decreased by approximately $126.4 million from $727.0 million at December 31, 2009 to $600.6 million at March 31, 2010. Net cash used in operating activities for the three months ended March 31, 2010 of $79.1 million, compared to $11.9 million in net cash provided by operating activities for the three months ended March 31, 2009, was primarily due to lower operating results, a reduction in accruals for payroll and benefits as a result of the payment of incentive compensation and other changes in our working capital. Net cash provided by investing activities of $3.5 million for the three months ended March 31, 2010, compared to $21.2 million used in the three months ended March 31, 2009, was primarily due to $17.6 million of proceeds from the sale of an equity investment, a $5.7 million decrease in payments pursuant to earn-out agreements and a $4.5 million decrease in amounts paid for the purchase of property, plant and equipment, offset by a $3.0 million increase in payments for acquisitions of businesses. Net cash used in financing activities for the three months ended March 31, 2010 of $44.6 million, compared to net cash provided by $0.4 million for the three months ended March 31, 2009, was primarily attributable to repayment of our term loan, partially offset by borrowings under the new credit facility.

          The following is a summary of material contractual obligations and other commercial commitments (in millions):

		Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Revolving Credit Facility (including interest at 3.00%) (1)	$162.8	$4.5	$158.3	$—	$—
Capital lease obligations	0.5	0.3	0.2	—	—
Operating leases	199.3	53.0	73.9	41.2	31.2
Open purchase obligations (2)	652.4	516.7	116.8	18.9	—
Other long-term obligations (3)	252.2	26.7	209.2	16.3	—
Liabilities related to uncertain income tax positions	9.8	5.1	3.9	0.5	0.3

Total Contractual Obligations	$1,277.0	$606.3	$562.3	$76.9	$31.5

		Amount of Commitment Expiration by Period

Other Commercial Commitments	Total Committed	Less than 1 year	1-3 years	4-5 years	After 5 years

Letters of credit	$72.5	$72.5	$—	$—	$—

(1)

We classify these borrowings as long-term on our Condensed Consolidated Balance Sheets because of our intent to repay the amounts on a long-term basis. These amounts are outstanding at our discretion and are not payable until the 2010 Revolving Credit Facility expires in February 2013. As of March 31, 2010, there were borrowings of $150.0 million outstanding under the 2010 Revolving Credit Facility.

(2)

Represents open purchase orders for material and subcontracting costs related to construction and service contracts. These purchase orders are not reflected in EMCOR’s Condensed Consolidated Balance Sheets and should not impact future cash flows, as amounts are expected to be recovered through customer billings.

(3)

Represents primarily insurance related liabilities and liabilities for deferred income taxes and incentive compensation, classified as other long-term liabilities in the Condensed Consolidated Balance Sheets. Cash payments for insurance related liabilities may be payable beyond three years, but it is not practical to estimate these payments. We provide funding to our pension plans based on at least the minimum funding required by applicable regulations. In determining the minimum required funding, we utilize current actuarial assumptions and exchange rates to forecast estimates of amounts that may be payable for up to five years in the future. In our judgment, minimum funding estimates beyond a five year time horizon cannot be reliably estimated, and therefore, have not been included in the table.

          Until February 4, 2010, we had a revolving credit agreement (the “Old Revolving Credit Facility”) as amended, which provided for a credit facility of $375.0 million. Effective February 4, 2010, we replaced the Old Revolving Credit Facility that was due to expire October 17, 2010 with an amended and restated $550.0 million revolving credit facility (the “2010 Revolving Credit Facility”). The 2010 Revolving Credit Facility expires in February 2013. It permits us to increase our borrowing to $650.0 million if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $175.0 million of the borrowing capacity under the 2010 Revolving Credit Facility to letters of credit, which amount compares to $125.0 million under the Old Revolving Credit Facility. The 2010 Revolving Credit Facility is guaranteed by certain of our direct and indirect subsidiaries and is secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2010 Revolving Credit Facility contains various covenants requiring, among other things, maintenance of certain financial ratios and certain restrictions with respect to payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount of the 2010 Revolving Credit Facility. The fee is 0.5% of the unused amount, based on certain financial tests. Borrowings under the 2010 Revolving Credit Facility bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at March 31, 2010) plus 1.75% to 2.25%, based on certain financial tests or (2) United States dollar LIBOR (0.25% at March 31, 2010) plus 2.75% to 3.25%, based on certain financial tests. The interest rate in effect at March 31, 2010 was 3.00%. Letter of credit fees issued under this facility range from 2.75% to 3.25% of the respective face amounts of the letters of credit issued and are charged based on certain financial tests. In connection with the termination of the Old Revolving Credit Facility, less than $0.1 million attributable to the acceleration of expense for debt issuance costs were recorded as part of interest expense. As of March 31, 2010 and December 31, 2009, we had approximately $72.5 million and $68.9 million of letters of credit outstanding, respectively. There were no borrowings under the Old Revolving Credit Facility as of December 31, 2009. We have borrowings of $150.0 million outstanding under the 2010 Revolving Credit Facility at March 31,

2010, which may remain outstanding at our discretion until the 2010 Revolving Credit Facility expires. On September 19, 2007, we entered into an agreement providing for a $300.0 million term loan (“Term Loan”). The proceeds of the Term Loan were used to pay a portion of the consideration for an acquisition and costs and expenses incident thereto. In connection with the closing of the 2010 Revolving Credit Facility, we proceeded to draw $150.0 million under this facility and used the proceeds along with cash on hand to prepay on February 4, 2010 all indebtedness outstanding under the Term Loan. In connection with this prepayment, $0.6 million attributable to the acceleration of expense for debt issuance costs associated with the Term Loan were recorded as part of interest expense.

          The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of March 31, 2010, based on our percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our existing contractual obligations, was approximately $1.2 billion. The Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.

          In recent years, there has been a reduction in the aggregate Surety Bond issuance capacity of Surety Companies due to the economy and the regulatory environment. Consequently, the availability of Surety Bonds has become more limited and the terms upon which Surety Bonds are available have become more restrictive. We continually monitor our available limits of Surety Bonds and discuss with our current and other Surety Bond providers the amount of Surety Bonds that may be available to us based on our financial strength and the absence of any default by us on any Surety Bond issued on our behalf. However, if we experience changes in our bonding relationships or if there are further changes in the surety industry, we may seek to satisfy certain customer requests for Surety Bonds by posting other forms of collateral in lieu of Surety Bonds such as letters of credit or guarantees by EMCOR Group, Inc., by seeking to convince customers to forego the requirement for Surety Bonds, by increasing our activities in business segments that rarely require Surety Bonds such as the facilities services segment, and/or by refraining from bidding for certain projects that require Surety Bonds. There can be no assurance that we will be able to effectuate alternatives to providing Surety Bonds to our customers or to obtain, on favorable terms, sufficient additional work that does not require Surety Bonds to replace projects requiring Surety Bonds that we may decide not to pursue. Accordingly, if we were to experience a reduction in the availability of Surety Bonds, we could experience a material adverse effect on our financial position, results of operations and/or cash flow.

          We do not have any other material financial guarantees or off-balance sheet arrangements other than those disclosed herein.

          Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain our 2010 Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient or to enable us to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. However, negative macroeconomic trends may have an adverse effect on liquidity. In addition to managing borrowings, our focus on the facilities services market is intended to provide an additional buffer against economic downturns inasmuch as a part of our facilities services business is characterized by annual and multi-year contracts that provide a more predictable stream of cash flow than the construction business. Short-term liquidity is also impacted by the type and length of construction contracts in place. During past economic downturns, there were typically fewer small discretionary projects from the private sector, and companies like us aggressively bid larger long-term infrastructure and public sector contracts. Performance of long duration contracts typically requires greater amounts of working capital. While we strive to maintain a net over-billed position with our customers, there can be no assurance that a net over-billed position can be maintained. Our net over-billings, defined as the balance sheet accounts “billings in excess of costs and estimated earnings on uncompleted contracts” less “cost and estimated earnings in excess of billings on uncompleted contracts”, were $428.2 million and $436.2 million as of March 31, 2010 and December 31, 2009, respectively.

          Long-term liquidity requirements can be expected to be met initially through cash generated from operating activities and our 2010 Revolving Credit Facility. Based upon our current credit ratings and financial position, we can reasonably expect to be able to incur long-term debt to fund acquisitions. Over the long term, our primary revenue risk factor continues to be the level of demand for non-residential construction services, which is influenced by macroeconomic trends including interest rates and governmental economic policy. In addition, our ability to perform work is critical to meeting long-term liquidity requirements.

          We believe that our current cash balances and our borrowing capacity available under the 2010 Revolving Credit Facility or other forms of financing available to us through borrowings, combined with cash expected to be generated from operations, will be sufficient to provide our short-term and foreseeable long-term liquidity and meet our expected capital expenditure requirements. However, we are a party to lawsuits and other proceedings in which other parties seek to recover from us amounts ranging from a few thousand dollars to over $58.0 million. If we were required to pay damages in one or more such proceedings, such payments could have a material adverse effect on our financial position, results of operations and/or cash flows.

Certain Insurance Matters

          As of March 31, 2010 and December 31, 2009, we utilized approximately $71.7 million and $66.5 million, respectively, of letters of credit obtained under our 2010 Revolving Credit Facility as collateral for our insurance obligations.

New Accounting Pronouncements

          We review new accounting standards to determine the expected financial impact, if any, that the adoption of such standards will have. As of the filing of this Quarterly Report on Form 10-Q, there were no new accounting standards that were projected to have a material impact on our consolidated financial position, results of operations or liquidity. Refer to Part I, Item 1, “Financial Statements – Notes to Condensed Consolidated Financial Statements – Note B, New Accounting Pronouncements”, for further information regarding new accounting standards.

Application of Critical Accounting Policies

          Our condensed consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are described in Note B – Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of the annual report on Form 10-K for the year ended December 31, 2009. We adopted various new accounting pronouncements during the three months ended March 31, 2010 (see Note B, “New Accounting Pronouncements”, for further information). We believe that some of the more critical judgment areas in the application of accounting policies that affect our financial condition and results of operations are the impact of changes in the estimates and judgments pertaining to: (a) revenue recognition from (i) long-term construction contracts for which the percentage-of-completion method of accounting is used and (ii) services contracts; (b) collectibility or valuation of accounts receivable; (c) insurance liabilities; (d) income taxes; and (e) goodwill and identifiable intangible assets.

Revenue Recognition for Long-term Construction Contracts and Services Contracts

          We believe our most critical accounting policy is revenue recognition from long-term construction contracts for which we use the percentage-of-completion method of accounting. Percentage-of-completion accounting is the prescribed method of accounting for long-term contracts in accordance with ASC Topic 605-35, “Revenue Recognition – Construction-Type and Production-Type Contracts”, and, accordingly, is the method used for revenue recognition within our industry. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Certain of our electrical contracting business units and our Canadian subsidiary measure percentage-of-completion by the percentage of labor costs incurred to date for each contract to the estimated total labor costs for such contract. Provisions for the entirety of estimated losses on uncompleted contracts are made in the period in which such losses are determined. Application of percentage-of-completion accounting results in the recognition of costs and estimated earnings in excess of billings on uncompleted contracts in our Condensed Consolidated Balance Sheets. Costs and estimated earnings in excess of billings on uncompleted contracts reflected in the Condensed Consolidated Balance Sheets arise when revenues have been recognized but the amounts cannot be billed under the terms of contracts. Such amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract.

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

Accounts Receivable

          We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of the past due balances. The provision for doubtful accounts during the three months ended March 31, 2010 decreased $1.2 million compared to the three months ended March 31, 2009. At March 31, 2010 and December 31, 2009, our accounts receivable of $1,043.6 million and $1,057.2 million, respectively, included allowances for doubtful accounts of $31.4 million and $36.2 million, respectively. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to deterioration of its financial condition or its credit ratings. The allowance for doubtful accounts requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis and as additional information is received.

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

Income Taxes

          We have net deferred income tax liabilities at March 31, 2010 and December 31, 2009 of $21.1 million and $6.8 million, respectively, primarily resulting from differences between the carrying value and income tax basis of certain depreciable and identifiable intangible assets, which will impact our taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred income tax asset will not be realized. As of March 31, 2010 and December 31, 2009, the total valuation allowance on gross deferred income tax assets for each period was approximately $4.0 million.

Goodwill and Identifiable Intangible Assets

          As of March 31, 2010, we had $594.4 million and $270.3 million, respectively, of goodwill and net identifiable intangible assets (primarily consisting of our contract backlog, developed technology, customer relationships, non-competition agreements and trade names), primarily arising out of the acquisition of companies. As of December 31, 2009, goodwill and net identifiable intangible assets were $593.6 million and $264.5 million, respectively. The changes to goodwill and net identifiable intangible assets (net of accumulated amortization) since December 31, 2009 were related to the acquisition of a company during the first quarter of 2010 and due to earn-outs paid and accrued related to previous acquisitions. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies. ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”) requires goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, but instead must be tested at least annually for impairment (which we test each October 1, absent any impairment indicators), and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives.

          We test for impairment of goodwill at the reporting unit level utilizing the two-step process as prescribed by ASC 350. The first step of this test compares the fair value of the reporting unit, determined based upon discounted estimated future cash flows, to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no further work is required and no impairment loss is recognized. If the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired and step two of the goodwill impairment test would need to be performed to measure the amount of an impairment loss, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss in the amount of the excess is recognized and charged to operations. For the year ended December 31, 2009, no impairment of our goodwill was recognized.

          We also test for the impairment of trade names that are not subject to amortization by calculating the fair value using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. The annual impairment review of our trade names for the year ended December 31, 2009 resulted in a $11.5 million non-cash impairment charge as a result of a change in the fair value of trade names associated with certain prior acquisitions reported in our United States facilities services segment and our United States mechanical construction and facilities services segment.

          In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their future discounted cash flows. The annual impairment review of our other identifiable intangible assets for the year ended December 31, 2009 resulted in a $2.0 million non-cash impairment charge as a result of a change in the fair value of customer relationships associated with certain prior acquisitions reported in our United States mechanical construction and facilities services segment.

          As of March 31, 2010, we had $594.4 million of goodwill on our balance sheet and, of this amount, approximately 69.9% relates to our United States facilities services segment, approximately 29.5% relates to our United States mechanical construction and facilities services segment and approximately 0.6% relates to our United States electrical construction and facilities services segment. As of the date of our latest impairment test, October 1, 2009, the fair values of our United States facilities services, United States mechanical construction and facilities services and United States electrical construction and facilities services segments exceeded their respective carrying values by approximately $65.1 million, $433.6 million and $387.6 million, respectively. The weighted average cost of capital used in testing goodwill for impairment was 12.5% and 12.0% for our domestic construction and facilities services segments and our United States facilities services segment, respectively. The perpetual growth rate used for each reporting unit was 3.0%.

          Our development of the present value of future cash flow projections is based upon assumptions and estimates by management from a review of our operating results, business plans, anticipated growth rates and margins and weighted average cost of capital, among others. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods. There can be no assurances that our estimates and assumptions made for purposes of our goodwill and identifiable intangible asset impairment testing as of October 1, 2009 will prove to be accurate predictions of the future. As indicated, the results of our operations for the first quarter of 2010 reflect decreases in revenues, gross profit, gross profit margin, net income and diluted earnings per share compared to the year ago quarter. While our overall levels of backlog have increased by $0.14 billion since December 31, 2009 to $3.29 billion as of March 31, 2010, indicating possible signs of a broader economic recovery, visibility into certain end user markets and overall customer demand makes forecasting challenging in the current environment. Actual performance and backlog activity in future periods will be important to our ongoing impairment assessments. If our assumptions regarding business plans or anticipated growth rates and/or margins are not achieved, we may be required to record goodwill and/or identifiable intangible asset impairment charges in future periods, in advance of our next annual impairment testing of October 1, 2010.

          Although we have not yet conducted our October 1, 2010 goodwill and other impairment tests, there have been no impairments recognized through the first three months of 2010. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such a charge would be material.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          We have not used any derivative financial instruments, except as discussed below, during the three months ended March 31, 2010, including trading or speculating on changes in commodity prices of materials used in our business.

          We are exposed to market risk for changes in interest rates for borrowings under the 2010 Revolving Credit Facility and interest rate swap. Borrowings under the 2010 Revolving Credit Facility bear interest at variable rates. As of March 31, 2010, there were borrowings of $150.0 million outstanding under the 2010 Revolving Credit Facility. This instrument bears interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at March 31, 2010) plus 1.75% to 2.25% based on certain financial tests or (2) United States dollar LIBOR (0.25% at March 31, 2010) plus 2.75% to 3.25% based on certain financial tests. The interest rate in effect at March 31, 2010 was 3.00%. Based on the $150.0 million borrowings outstanding on the 2010 Revolving Credit Facility, if overall interest rates were to increase by 50 basis points, the net of tax interest expense would increase by approximately $0.5 million in the next twelve months. Conversely, if overall interest rates were to decrease by 50 basis points, interest expense, net of income taxes, would decrease by approximately $0.5 million in the next twelve months. Letter of credit fees issued under this facility range from 2.75% to 3.25% of the respective face amounts of the letters of credit issued and are charged based on the type of letter of credit issued and certain financial tests. The 2010 Revolving Credit Facility expires in February 2013. There is no guarantee that we will be able to renew the 2010 Revolving Credit Facility at its expiration.

          As of March 31, 2010, the fair value of our interest rate swap was a net liability of $1.0 million. Under the terms of the interest rate swap, we pay the counterparty a fixed rate of interest of 2.225% and receive a variable rate of interest from the same counterparty. As an indication of the interest rate swap’s sensitivity to changes in interest rates based upon an immediate 50 basis point increase in the appropriate interest rate at March 31, 2010, the termination fair value of the interest rate swap, without consideration of nonperformance risk, would increase by approximately $0.5 million to a net liability of $0.5 million. Conversely, a 50 basis point decrease in that rate would decrease the fair value of the interest rate swap, without consideration of nonperformance risk, to a net liability of $1.3 million.

          We are also exposed to construction market risk and its potential related impact on accounts receivable or costs and estimated earnings in excess of billings on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. We continually monitor the creditworthiness of our customers and maintain on-going discussions with customers regarding contract status with respect to change orders and billing terms. Therefore, we believe we take appropriate action to manage market and other risks, but there is no assurance that we will be able to reasonably identify all risks with respect to collectibility of these assets. See also the previous discussion of Accounts Receivable under the heading, “Application of Critical Accounting Policies” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

          In addition, we are exposed to market risk of fluctuations in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in both our construction and facilities services operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of over 8,500 vehicles. While we believe we can increase our prices to adjust for some price increases in commodities, there can be no assurance that price increases of all commodities, if they were to occur, would be recoverable.

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

          There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION.

ITEM 6. EXHIBITS.

          For the list of exhibits, see the Exhibit Index immediately following the signature page hereof, which Exhibit Index is incorporated herein by reference.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 29, 2010		EMCOR GROUP, INC.

(Registrant)

	By:	/s/FRANK T. MACINNIS

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

Exhibit 4.1(a) to EMCOR’s Report on Form 8-K (Date of Report February 4, 2010) (“February 2010 Form 8-K”)

4(b)	Third Amended and Restated Security Agreement dated as of February 4, 2010 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4.1(b) to the February 2010 Form 8-K

4(c)	Third Amended and Restated Pledge Agreement dated as of February 4, 2010 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4.1(c) to the February 2010 Form 8-K

4(d)	Second Amended and Restated Guaranty Agreement dated as of February 4, 2010 by certain of EMCOR’s U.S. subsidiaries in favor of Bank of Montreal, as Agent	Exhibit 4.1(d) to the February 2010 Form 8-K

10(a)	Severance Agreement between EMCOR and Frank T. MacInnis	Exhibit 10.2 to EMCOR’s Report on Form 8-K (Date of Report April 25, 2005) (“April 2005 Form 8-K”)

10(b)	Form of Severance Agreement (“Severance Agreement”) between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to the April 2005 Form 8-K

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Page Number

10(c)	Form of Amendment to Severance Agreement between EMCOR and each of Frank T. MacInnis, Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“March 2007 Form 10-Q”)

10(d)	Letter Agreement dated October 12, 2004 between Anthony Guzzi and EMCOR (the “Guzzi Letter Agreement”)	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report October 12, 2004)

10(e)	Form of Confidentiality Agreement between Anthony Guzzi and EMCOR	Exhibit C to the Guzzi Letter Agreement

10(f)	Form of Indemnification Agreement between EMCOR and each of its officers and directors	Exhibit F to the Guzzi Letter Agreement

10(g-1)	Severance Agreement (“Guzzi Severance Agreement”) dated October 25, 2004 between Anthony Guzzi and EMCOR	Exhibit D to the Guzzi Letter Agreement

10(g-2)	Amendment to Guzzi Severance Agreement	Exhibit 10(g-2) to the March 2007 Form 10-Q

10(h-1)	1994 Management Stock Option Plan (“1994 Option Plan”)	Exhibit 10(o) to Form 10

10(h-2)	Amendment to Section 12 of the 1994 Option Plan	Exhibit (g-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2000 (“2000 Form 10-K”)

10(h-3)	Amendment to Section 13 of the 1994 Option Plan	Exhibit (g-3) to 2000 Form 10-K

10(i-1)	1995 Non-Employee Directors’ Non-Qualified Stock Option Plan (“1995 Option Plan”)	Exhibit 10(p) to Form 10

10(i-2)	Amendment to Section 10 of the 1995 Option Plan	Exhibit (h-2) to 2000 Form 10-K

10(j-1)	1997 Non-Employee Directors’ Non-Qualified Stock Option Plan (“1997 Option Plan”)	Exhibit 10(k) to 1998 Form 10-K

10(j-2)	Amendment to Section 9 of the 1997 Option Plan	Exhibit 10(i-2) to 2000 Form 10-K

10(l-1)	Continuity Agreement dated as of June 22, 1998 between Frank T. MacInnis and EMCOR (“MacInnis Continuity Agreement”)	Exhibit 10(a) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (“June 1998 Form 10-Q”)

10(l-2)	Amendment dated as of May 4, 1999 to MacInnis Continuity Agreement	Exhibit 10(h) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (“June 1999 Form 10-Q”)

10(l-3)	Amendment dated as of March 1, 2007 to MacInnis Continuity Agreement	Exhibit 10(l-3) to the March 2007 Form 10-Q

10(m-1)	Continuity Agreement dated as of June 22, 1998 between Sheldon I. Cammaker and EMCOR (“Cammaker Continuity Agreement”)	Exhibit 10(c) to the June 1998 Form 10-Q

10(m-2)	Amendment dated as of May 4, 1999 to Cammaker Continuity Agreement	Exhibit 10(i) to the June 1999 Form 10-Q

10(m-3)	Amendment dated as of March 1, 2007 to Cammaker Continuity Agreement	Exhibit 10(m-3) to the March 2007 Form 10-Q

10(n-1)	Continuity Agreement dated as of June 22, 1998 between R. Kevin Matz and EMCOR (“Matz Continuity Agreement”)	Exhibit 10(f) to the June 1998 Form 10-Q

10(n-2)	Amendment dated as of May 4, 1999 to Matz Continuity Agreement	Exhibit 10(m) to the June 1999 Form 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Page Number

10(n-3)	Amendment dated as of January 1, 2002 to Matz Continuity Agreement	Exhibit 10(o-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“March 2002 Form 10-Q”)

10(n-4)	Amendment dated as of March 1, 2007 to Matz Continuity Agreement	Exhibit 10(n-4) to the March 2007 Form 10-Q

10(o-1)	Continuity Agreement dated as of June 22, 1998 between Mark A. Pompa and EMCOR (“Pompa Continuity Agreement”)	Exhibit 10(g) to the June 1998 Form 10-Q

10(o-2)	Amendment dated as of May 4, 1999 to Pompa Continuity Agreement	Exhibit 10(n) to the June 1999 Form 10-Q

10(o-3)	Amendment dated as of January 1, 2002 to Pompa Continuity Agreement	Exhibit 10(p-3) to the March 2002 Form 10-Q

10(o-4)	Amendment dated as of March 1, 2007 to Pompa Continuity Agreement	Exhibit 10(o-4) to the March 2007 Form 10-Q

10(p-1)	Change of Control Agreement dated as of October 25, 2004 between Anthony Guzzi (“Guzzi”) and EMCOR (“Guzzi Continuity Agreement”)	Exhibit E to the Guzzi Letter Agreement

10(p-2)	Amendment dated as of March 1, 2007 to Guzzi Continuity Agreement	Exhibit 10(p-2) to the March 2007 Form 10-Q

10(q-1)	Amendment dated as of March 29, 2010 to Severance Agreement with Sheldon I. Cammaker, Anthony J. Guzzi, Frank T. MacInnis, R. Kevin Matz and Mark A. Pompa	Exhibit 10.2 to Form 8-K (Date of Report March 29, 2010) (“March 2010 Form 8-K”)

10(q-2)	Amendment to Continuity Agreements and Severance Agreements with Sheldon I. Cammaker, Anthony J. Guzzi, Frank T. MacInnis, R. Kevin Matz and Mark A. Pompa	Exhibit 10(q) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”)

10(r-1)	Incentive Plan for Senior Executive Officers of EMCOR Group, Inc. (“Incentive Plan for Senior Executives”)	Exhibit 10.3 to Form 8-K (Date of Report March 4, 2005)

10(r-2)	First Amendment to Incentive Plan for Senior Executives	Exhibit 10(t) to 2005 Form 10-K

10(r-3)	Amendment made February 27, 2008 to Incentive Plan for Senior Executive Officers	Exhibit 10(r-3) to 2008 Form 10-K

10(r-4)	Amendment made December 22, 2008 to Incentive Plan for Senior Executive Officers	Exhibit 10(r-4) to 2008 Form 10-K

10(r-5)	Amendment made December 15, 2009 to Incentive Plan for Senior Executive Officers	Exhibit 10(r-5) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”)

10(r-6)	Suspension of Incentive Plan for Senior Executive Officers	Exhibit 10(r-5) to 2008 Form 10-K

10(s-1)	EMCOR Group, Inc. Long-Term Incentive Plan (“LTIP”)	Exhibit 10 to Form 8-K (Date of Report December 15, 2005)

10(s-2)	First Amendment to LTIP and updated Schedule A to LTIP	Exhibit 10(s-2) to 2008 Form 10-K

10(s-3)	Second Amendment to LTIP	Exhibit 10.2 to March 2010 Form 8-K

10(s-4)	Form of Certificate Representing Stock Units issued under LTIP	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Page Number

10(t-1)	2003 Non-Employee Directors’ Stock Option Plan	Exhibit A to EMCOR’s Proxy Statement for its Annual Meeting held on June 12, 2003 (“2003 Proxy Statement”)

10(t-2)	First Amendment to 2003 Non-Employee Directors’ Plan	Exhibit 10(u-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”)

10(u-1)	2003 Management Stock Incentive Plan	Exhibit B to EMCOR’s 2003 Proxy Statement

10(u-2)	Amendments to 2003 Management Stock Incentive Plan	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 Form 10-K”)

10(u-3)	Second Amendment to 2003 Management Stock Incentive Plan	Exhibit 10(v-3) to 2006 Form 10-K

10(v)	Form of Stock Option Agreement evidencing grant of stock options under the 2003 Management Stock Incentive Plan	Exhibit 10.1 to Form 8-K (Date of Report January 3, 2005)

10(w)	Key Executive Incentive Bonus Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008 (“2008 Proxy Statement”)

10(x)	2005 Management Stock Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 16, 2005 (“2005 Proxy Statement”)

10(y)	First Amendment to 2005 Management Stock Incentive Plan	Exhibit 10(z) to 2006 Form 10-K

10(z-1)	2005 Stock Plan for Directors	Exhibit C to 2005 Proxy Statement

10(z-2)	First Amendment to 2005 Stock Plan for Directors	Exhibit 10(a)(a-2) to 2006 Form 10-K

10(z-3)	Consents on December 15, 2009 to Transfer Stock Options by Non-Employee Directors	Exhibit 10(z) to 2009 Form 10-K

10(a)(a)	Option Agreement between EMCOR and Frank T. MacInnis dated May 5, 1999	Exhibit 4.4 to 2004 Form S-8 (Date of Report February 18, 2004) (“2004 Form S-8”)

10(b)(b)

Form of EMCOR Option Agreement for Messrs. Frank T. MacInnis, Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa (collectively the “Executive Officers”) for options granted January 4, 1999, January 3, 2000 and January 2, 2001

Exhibit 4.5 to 2004 Form S-8

10(c)(c)	Form of EMCOR Option Agreement for Executive Officers granted December 1, 2001	Exhibit 4.6 to 2004 Form S-8

10(d)(d)	Form of EMCOR Option Agreement for Executive Officers granted January 2, 2002, January 2, 2003 and January 2, 2004	Exhibit 4.7 to 2004 Form S-8

10(e)(e)	Form of EMCOR Option Agreement for Directors granted June 19, 2002, October 25, 2002 and February 27, 2003	Exhibit 4.8 to 2004 Form S-8

10(f)(f)	Option Agreement dated October 25, 2004 between Guzzi and EMCOR	Exhibit A to Guzzi Letter

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Page Number

10(g)(g-1)	2007 Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 20, 2007

10(g)(g-2)	Option Agreement dated December 13, 2007 under 2007 Incentive Plan between Jerry E. Ryan and EMCOR	Exhibit 10(h)(h-2) to 2007 Form 10-K

10(g)(g-3)	Option Agreement dated December 15, 2008 under 2007 Incentive Plan between David Laidley and EMCOR	Exhibit 10.1 to Form 8-K (Date of Report December 15, 2008)

10(g)(g-4)	Form of Option Agreement under 2007 Incentive Plan between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(h)(h-3) to 2007 Form 10-K

10(h)(h)	Form of letter agreement between EMCOR and each Executive Officer with respect to acceleration of options granted January 2, 2003 and January 2, 2004	Exhibit 10(b)(b) to 2004 Form 10-K

10(i)(i)	EMCOR Group, Inc. Employee Stock Purchase Plan	Exhibit C to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008

10(j)(j)	Certificate dated March 24, 2008 evidencing Phantom Stock Unit Award to Frank T. MacInnis	Exhibit 10(j)(j-1) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (“March 2008 Form 10-Q”)

10(j)(j-2)	Certificate dated March 24, 2008 evidencing Phantom Stock Unit Award to Anthony J. Guzzi	Exhibit 10(j)(j-2) to the March 2008 Form 10-Q

10(k)(k)	Certificate dated March 24, 2008 evidencing Stock Unit Award to Frank T. MacInnis	Exhibit 10(k)(k) to the March 2008 Form 10-Q

10(l)(l)	Form of Restricted Stock Award Agreement dated January 4, 2010 between EMCOR and each of Albert Fried, Jr., Richard F. Hamm, Jr., David H. Laidley, Jerry E. Ryan and Michael T. Yonker	Exhibit 10(l)(l) to 2009 Form 10-K

11	Computation of Basic EPS and Diluted EPS for the three months ended March 31, 2010 and 2009	Note D of the Notes to the Condensed Consolidated Financial Statements

31.1	Certification Pursuant to Section 302 of the Sarbanes– Oxley Act of 2002 by Frank T. MacInnis, the Chairman of the Board of Directors and Chief Executive Officer *	Page ___

31.2	Certification Pursuant to Section 302 of the Sarbanes– Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer *	Page ___

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chairman of the Board of Directors and Chief Executive Officer **	Page ___

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer **	Page ___

*	Filed Herewith

**	Furnished Herewith