Form 10-Q
period 2010-06-30
EMCOR GROUP INC
filed 2010-07-29
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-8267

EMCOR Group, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-2125338

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

301 Merritt Seven
Norwalk, Connecticut	06851-1092

(Address of Principal Executive Offices)	(Zip Code)

(203) 849-7800

(Registrant’s Telephone Number, Including Area Code)
N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Applicable Only To Corporate Issuers
          Number of shares of Common Stock outstanding as of the close of business on July 27, 2010: 66,344,989 shares.

EMCOR Group, Inc.
INDEX

PART I. - FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2010 (Unaudited)	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$599,941	$726,975
Accounts receivable, net	1,050,509	1,057,171
Costs and estimated earnings in excess of billings on uncompleted contracts	108,356	90,049
Inventories	31,738	34,468
Prepaid expenses and other	68,818	68,702

Total current assets	1,859,362	1,977,365

Investments, notes and other long-term receivables	5,698	19,287

Property, plant and equipment, net	87,459	92,057

Goodwill	594,432	593,628

Identifiable intangible assets, net	246,487	264,522

Other assets	22,921	35,035

Total assets	$2,816,359	$2,981,894

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2010 (Unaudited)	December 31, 2009

LIABILITIES AND EQUITY

Current liabilities:
Borrowings under working capital credit line	$—	$—
Current maturities of long-term debt and capital lease obligations	348	45,100
Accounts payable	333,810	379,764
Billings in excess of costs and estimated earnings on uncompleted contracts	516,247	526,241
Accrued payroll and benefits	157,659	215,967
Other accrued expenses and liabilities	142,233	167,533

Total current liabilities	1,150,297	1,334,605

Borrowings under working capital credit line	150,000	—

Long-term debt and capital lease obligations	96	150,251

Other long-term obligations	227,503	270,572

Total liabilities	1,527,896	1,755,428

Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 68,857,813 and 68,675,223 shares issued, respectively	689	687
Capital surplus	421,805	416,267
Accumulated other comprehensive loss	(45,740)	(52,699)
Retained earnings	918,225	869,267
Treasury stock, at cost 2,525,875 and 2,487,879 shares, respectively	(16,326)	(15,451)

Total EMCOR Group, Inc. stockholders’ equity	1,278,653	1,218,071

Noncontrolling interests	9,810	8,395

Total equity	1,288,463	1,226,466

Total liabilities and equity	$2,816,359	$2,981,894

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

Three months ended June 30,	2010	2009

Revenues	$1,275,649	$1,422,670
Cost of sales	1,099,250	1,207,786

Gross profit	176,399	214,884
Selling, general and administrative expenses	120,725	136,974
Restructuring expenses	797	3,050
Impairment loss on identifiable intangible assets	19,929	—

Operating income	34,948	74,860
Interest expense	(3,053)	(1,900)
Interest income	680	1,086
Gain on sale of equity investment	7,900	—

Income before income taxes	40,475	74,046
Income tax provision	11,919	28,818

Net income including noncontrolling interests	28,556	45,228
Less: Net income attributable to noncontrolling interests	(1,415)	(409)

Net income attributable to EMCOR Group, Inc.	$27,141	$44,819

Basic earnings per common share:
Net income attributable to EMCOR Group, Inc. common stockholders	$0.41	$0.68

Diluted earnings per common share:
Net income attributable to EMCOR Group, Inc. common stockholders	$0.40	$0.67

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

Six months ended June 30,	2010	2009

Revenues	$2,487,861	$2,817,306
Cost of sales	2,146,346	2,409,263

Gross profit	341,515	408,043
Selling, general and administrative expenses	243,522	264,769
Restructuring expenses	797	4,110
Impairment loss on identifiable intangible assets	19,929	—

Operating income	77,267	139,164
Interest expense	(6,176)	(3,693)
Interest income	1,412	2,628
Gain on sale of equity investment	7,900	—

Income before income taxes	80,403	138,099
Income tax provision	29,430	55,500

Net income including noncontrolling interests	50,973	82,599
Less: Net income attributable to noncontrolling interests	(2,015)	(1,012)

Net income attributable to EMCOR Group, Inc.	$48,958	$81,587

Basic earnings per common share:
Net income attributable to EMCOR Group, Inc. common stockholders	$0.74	$1.24

Diluted earnings per common share:
Net income attributable to EMCOR Group, Inc. common stockholders	$0.72	$1.22

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

Six months ended June 30,	2010	2009

Cash flows from operating activities:
Net income including noncontrolling interests	$50,973	$82,599
Depreciation and amortization	12,663	13,157
Amortization of identifiable intangible assets	7,705	9,817
Deferred income taxes	9,743	4,031
Gain on sale of equity investments	(12,370)	—
Excess tax benefits from share-based compensation	(65)	(593)
Equity income from unconsolidated entities	(373)	(1,419)
Non-cash expense for impairment of identifiable intangible assets	19,929	—
Other non-cash items	5,822	8,267
Supplemental defined benefit plan contribution	(25,916)	—
Distributions from unconsolidated entities	865	1,482
Changes in operating assets and liabilities	(149,226)	21,008

Net cash (used in) provided by operating activities	(80,250)	138,349

Cash flows from investing activities:
Payments for acquisitions of businesses, identifiable intangible assets and related earn-out agreements	(11,446)	(13,563)
Proceeds from sale of equity investments	25,570	—
Proceeds from sale of property, plant and equipment	491	437
Purchase of property, plant and equipment	(7,869)	(13,223)
Investments in and advances to unconsolidated entities and joint ventures	(104)	(8,000)

Net cash provided by (used in) investing activities	6,642	(34,349)

Cash flows from financing activities:
Proceeds from working capital credit line	150,000	—
Repayments of long-term debt	(194,768)	(1,522)
Repayments of capital lease obligations	(196)	(812)
Proceeds from exercise of stock options	82	709
Issuance of common stock under employee stock purchase plan	1,164	1,001
Distributions to noncontrolling interests	(600)	(550)
Excess tax benefits from share-based compensation	65	593

Net cash used in financing activities	(44,253)	(581)

Effect of exchange rate changes on cash and cash equivalents	(9,173)	12,183

(Decrease) increase in cash and cash equivalents	(127,034)	115,602
Cash and cash equivalents at beginning of year	726,975	405,869

Cash and cash equivalents at end of period	$599,941	$521,471

Supplemental cash flow information:
Cash paid for:
Interest	$4,187	$2,909
Income taxes	$42,974	$54,622
Non-cash financing activities:
Capital lease obligations terminated	$—	$674
Contingent purchase price accrued	$—	$1,639

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
AND COMPREHENSIVE INCOME
(In thousands)(Unaudited)

			EMCOR Group, Inc. Stockholders

	Total	Comprehensive income	Common stock	Capital surplus	Accumulated other comprehensive (loss) income (1)	Retained earnings	Treasury stock	Noncontrolling interests

Balance, January 1, 2009	$1,050,769		$681	$397,895	$(49,318)	$708,511	$(14,424)	$7,424
Net income including noncontrolling interests	82,599	$82,599	—	—	—	81,587	—	1,012
Foreign currency translation adjustments	1,812	1,812	—	—	1,812	—	—	—
Pension adjustment, net of tax benefit of $0.6 million	1,543	1,543	—	—	1,543	—	—	—
Deferred loss on cash flow hedge, net of tax benefit of $0.4 million	(519)	(519)	—	—	(519)	—	—	—

Comprehensive income		85,435
Less: Net income attributable to noncontrolling interests		(1,012)

Comprehensive income attributable to EMCOR		$84,423

Treasury stock, at cost (2)	(1,589)		—	—	—	—	(1,589)	—
Common stock issued under share-based compensation plans (3)	1,427		4	1,285	—	—	138	—
Common stock issued under employee stock purchase plan	1,001		—	1,001	—	—	—	—
Distributions to noncontrolling interests	(550)		—	—	—	—	—	(550)
Share-based compensation expense	3,548		—	3,548	—	—	—	—

Balance, June 30, 2009	$1,140,041		$685	$403,729	$(46,482)	$790,098	$(15,875)	$7,886

Balance, January 1, 2010	$1,226,466		$687	$416,267	$(52,699)	$869,267	$(15,451)	$8,395
Net income including noncontrolling interests	50,973	$50,973	—	—	—	48,958	—	2,015
Foreign currency translation adjustments	(513)	(513)	—	—	(513)	—	—	—
Pension adjustment, net of tax benefit of $2.8 million	7,144	7,144	—	—	7,144	—	—	—
Deferred gain on cash flow hedge, net of tax benefit of $0.2 million	328	328	—	—	328	—	—	—

Comprehensive income		57,932
Less: Net income attributable to noncontrolling interests		(2,015)

Comprehensive income attributable to EMCOR		$55,917

Treasury stock, at cost (2)	(875)		—	—	—	—	(875)	—
Common stock issued under share-based compensation plans (3)	147		2	145	—	—	—	—
Common stock issued under employee stock purchase plan	1,164		—	1,164	—	—	—	—
Distributions to noncontrolling interests	(600)		—	—	—	—	—	(600)
Share-based compensation expense	4,229		—	4,229	—	—	—	—

Balance, June 30, 2010	$1,288,463		$689	$421,805	$(45,740)	$918,225	$(16,326)	$9,810

(1)	Represents cumulative foreign currency translation adjustments, pension liability adjustments and deferred gain (loss) on interest rate swap.
(2)	Represents value of shares of common stock withheld by EMCOR for income tax withholding requirements upon the issuance of shares in respect of restricted stock units.
(3)	Includes the tax benefit associated with share-based compensation of $0.1 million and $0.7 million for the six months June 30, 2010 and 2009, respectively.

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

          In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly our financial position and the results of our operations. The results of operations for the six month period ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

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

          The purchase price allocation for the 2010 acquired company is subject to the finalization of valuation of acquired identifiable intangible assets. These two acquired companies referred to in the immediately preceding paragraph were accounted for by the acquisition method, and the purchase prices for them have been allocated to their respective assets and liabilities, based upon the estimated fair values of the respective assets and liabilities at the dates of the respective acquisitions.

NOTE D Earnings Per Share

Calculation of Basic and Diluted Earnings per Common Share

          The following table summarizes our calculation of Basic and Diluted Earnings per Common Share (“EPS”) for the three and six month periods ended June 30, 2010 and 2009 (in thousands, except share and per share data):

	For the three months ended June 30,

	2010	2009

Numerator:
Net income attributable to EMCOR Group, Inc. available to common stockholders	$27,141	$44,819

Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	66,314,596	65,835,298
Effect of diluted securities - Share-based awards	1,656,971	1,426,815

Shares used to compute diluted earnings per common share	67,971,567	67,262,113

Basic earnings per common share:
Net income attributable to EMCOR Group, Inc. available to common stockholders	$0.41	$0.68

Diluted earnings per share:
Net income attributable to EMCOR Group, Inc. available to common stockholders	$0.40	$0.67

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE D Earnings Per Share – (continued)

	For the six months ended June 30,

	2010	2009

Numerator:
Net income attributable to EMCOR Group, Inc. common stockholders	$48,958	$81,587

Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	66,315,338	65,847,911
Effect of diluted securities - Share-based awards	1,619,545	1,294,417

Shares used to compute diluted earnings per common share	67,934,883	67,142,328

Basic earnings per common share:
Net income attributable to EMCOR Group, Inc. common stockholders	$0.74	$1.24

Diluted earnings per common share:
Net income attributable to EMCOR Group, Inc. common stockholders	$0.72	$1.22

          There were 301,347 and 311,347 anti-dilutive stock options that were excluded from the calculation of diluted EPS for the three and six month periods ended June 30, 2010, respectively. There were 516,386 and 686,386 anti-dilutive stock options that were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2009, respectively.

NOTE E Inventories

          Inventories consist of the following amounts (in thousands):

	June 30, 2010	December 31, 2009

Raw materials and construction materials	$16,883	$16,735
Work in process	14,855	17,733

	$31,738	$34,468

NOTE F Investments, Notes and Other Long-Term Receivables

          On January 8, 2010, a venture in which one of our subsidiaries had a 40% interest and which designs, constructs, owns, operates, leases and maintains facilities to produce chilled water for sale to customers for use in air conditioning commercial properties was sold to a third party. As a result of this sale, we received $17.7 million for our 40% interest and recognized a pretax gain of $4.5 million, which gain is included in our United States facilities services segment and classified as a component of “Cost of sales” on the Condensed Consolidated Statements of Operations.

          On June 7, 2010, we sold our equity interest in our Middle East venture, which performed facilities services, to our partner in the venture. As a result of this sale, we received $7.9 million and recognized a pretax gain in this amount, which is classified as a “Gain on sale of equity investment” on the Condensed Consolidated Statements of Operations.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE G Long-Lived Assets

          As a result of the continued assessment of the fair value of certain of our trade names previously impaired, we recorded an additional $19.9 million non-cash impairment charge due to a change in the fair value of trade names associated with certain prior year acquisitions. These trade names are reported within our United States facilities services segment. The impairment primarily results from both lower forecasted revenues and margins of our industrial services business, which have been adversely affected by a lower demand for our services due to a reduced demand for domestic refined oil products. We test for the impairment of trade names that are not subject to amortization by calculating the fair value using the “relief from royalty payments” methodology, which involves estimating royalty rates for each trade name and applying these rates to a net revenue stream, which is discounted to determine fair value. For the six months ended June 30, 2010 and the year ended December 31, 2009, no impairment of goodwill was recognized.

NOTE H Debt

          Debt in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

	June 30, 2010	December 31, 2009

2010 Revolving Credit Facility	$150,000	$—
Term Loan	—	194,750
Capitalized lease obligations	405	601
Other	39	—

	150,444	195,351
Less: current maturities	348	45,100

	$150,096	$150,251

          Until February 4, 2010, we had a revolving credit agreement (the “Old Revolving Credit Facility”) as amended, which provided for a credit facility of $375.0 million. Effective February 4, 2010, we replaced the Old Revolving Credit Facility that was due to expire October 17, 2010 with an amended and restated $550.0 million revolving credit facility (the “2010 Revolving Credit Facility”). The 2010 Revolving Credit Facility expires in February 2013. It permits us to increase our borrowing to $650.0 million if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $175.0 million of the borrowing capacity under the 2010 Revolving Credit Facility to letters of credit, which amount compares to $125.0 million under the Old Revolving Credit Facility. The 2010 Revolving Credit Facility is guaranteed by certain of our direct and indirect subsidiaries and is secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2010 Revolving Credit Facility contains various covenants requiring, among other things, maintenance of certain financial ratios and certain restrictions with respect to payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount of the 2010 Revolving Credit Facility. The fee is 0.5% of the unused amount, based on certain financial tests. Borrowings under the 2010 Revolving Credit Facility bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at June 30, 2010) plus 1.75% to 2.25%, based on certain financial tests or (2) United States dollar LIBOR (0.35% at June 30, 2010) plus 2.75% to 3.25%, based on certain financial tests. The interest rate in effect at June 30, 2010 was 3.10%. Letter of credit fees issued under this facility range from 2.75% to 3.25% of the respective face amounts of the letters of credit issued and are charged based on certain financial tests. We capitalized approximately $6.0 million of debt issuance costs associated with the 2010 Revolving Credit Facility. This amount is being amortized over the life of the facility and is included as part of interest expense. In connection with the termination of the Old Revolving Credit Facility, less than $0.1 million attributable to the acceleration of expense for debt issuance costs were recorded as part of interest expense. As of June 30, 2010 and December 31, 2009, we had approximately $76.9 million and $68.9 million

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE H Debt – (continued)

of letters of credit outstanding, respectively. There were no borrowings under the Old Revolving Credit Facility as of December 31, 2009. We have borrowings of $150.0 million outstanding under the 2010 Revolving Credit Facility at June 30, 2010, which may remain outstanding at our discretion until the 2010 Revolving Credit Facility expires. On September 19, 2007, we entered into an agreement providing for a $300.0 million term loan (“Term Loan”). The proceeds of the Term Loan were used to pay a portion of the consideration for an acquisition and costs and expenses incident thereto. In connection with the closing of the 2010 Revolving Credit Facility, we proceeded to draw $150.0 million under this facility and used the proceeds along with cash on hand to prepay on February 4, 2010 all indebtedness outstanding under the Term Loan. In connection with this prepayment, $0.6 million attributable to the acceleration of expense for debt issuance costs associated with the Term Loan were recorded as part of interest expense.

NOTE I Derivative Instrument and Hedging Activity

          On January 27, 2009, we entered into an interest rate swap agreement (the “Swap Agreement”), which hedges the interest rate risk on our variable rate debt. The Swap Agreement, which has a notional amount of $193.3 million, is used to manage the variable interest rate of our borrowings and related overall cost of borrowing. We mitigate the risk of counterparty nonperformance by choosing as our counterparty a major reputable financial institution with an investment grade credit rating.

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

          The Swap Agreement matures in October 2010. We pay a fixed rate of 2.225% and receive a floating rate of 30 day LIBOR on the notional amount. A portion of the interest rate swap has been designated as an effective cash flow hedge, whereby changes in the cash flows from the swap perfectly offset the changes in the cash flows associated with the floating rate of interest (see Note H, “Debt”). The fair value of the interest rate swap at June 30, 2010 was a net liability of $0.5 million. This liability reflects the interest rate swap’s termination value as the credit value adjustment for counterparty nonperformance is immaterial. We have no obligation to post any collateral related to this derivative. The fair value of the interest rate swap is based upon the valuation technique known as the market standard methodology of netting the discounted future fixed cash flows and the discounted expected variable cash flows. The variable cash flows are based on an expectation of future interest rates (forward curves) derived from observable interest rate curves. In addition, we have incorporated a credit valuation adjustment into our calculation of fair value of the interest rate swap. This adjustment recognizes both our nonperformance risk and the respective counterparty’s nonperformance risk. The net liability was included in “Other accrued expenses and liabilities” on our Condensed Consolidated Balance Sheet. Accumulated other comprehensive loss at June 30, 2010 included the accumulated loss, net of income taxes, on the cash flow hedge, of $0.3 million. For the three and six month periods ended June 30, 2010, we recognized $0.1 million and $0.2 million, respectively, of income associated with the ineffective portion of the interest rate swap as part of interest expense.

          We have an agreement with our derivative counterparty that contains a provision that if we default on certain of our indebtedness, we could also be declared in default on our derivative obligation.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE J Fair Value Measurements

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

          We measure the fair value of our derivative instrument on a recurring basis. At June 30, 2010, the $0.5 million fair value of the interest rate swap was determined using Level 2 inputs.

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

          At June 30, 2010 and December 31, 2009, we had certain assets, specifically $40.7 million and $60.6 million, respectively, of indefinite lived intangible assets, which were accounted for at fair market value on a non-recurring basis. We have determined that the fair value measurements of these non-financial assets are Level 3 in the fair value hierarchy.

NOTE K Income Taxes

          For the three months ended June 30, 2010 and 2009, our income tax provisions were $11.9 million and $28.8 million, respectively, based on effective income tax rates, before discrete items, of 37.7% and 39.0%, respectively. The actual income tax rates for the three months ended June 30, 2010 and 2009, inclusive of discrete items, were 30.5% and 39.1%, respectively. For the six months ended June 30, 2010 and 2009, our income tax provisions were $29.4 million and $55.5 million, respectively, based on effective income tax rates, before discrete items, of 38.0% and 39.0%, respectively. The actual income tax rates for the six months ended June 30, 2010 and 2009, inclusive of discrete items, were 37.5% and 40.5%, respectively. The decrease in the 2010 income tax provision for both periods was primarily due to reduced income before income taxes, a change in the earnings derived from operations in various jurisdictions and the release of a valuation allowance related to the utilization of capital loss carryforwards.

          As of June 30, 2010 and December 31, 2009, the amount of unrecognized income tax benefits for each period was $7.5 million (of which $5.4 million, if recognized, would favorably affect our effective income tax rate).

          We recognized interest expense related to unrecognized income tax benefits in the income tax provision. As of June 30, 2010 and December 31, 2009, we had approximately $2.5 million and $2.2 million, respectively, of accrued interest related to unrecognized income tax benefits included as a liability on the Condensed Consolidated Balance Sheets. For the three months ended June 30, 2010 and 2009, $0.1 million of interest expense was recognized. For the six months ended June 30, 2010 and 2009, $0.3 million and $0.1 million of interest expense was recognized, respectively.

          It is possible that approximately $3.7 million of unrecognized income tax benefits at June 30, 2010, primarily relating to uncertain tax positions attributable to certain intercompany transactions and compensation related accruals, will become recognized income tax benefits in the next twelve months due to the expiration of applicable statutes of limitations.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE K Income Taxes – (continued)

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

NOTE L Common Stock

          As of June 30, 2010 and December 31, 2009, 66,331,938 and 66,187,344 shares of our common stock were outstanding, respectively.

          For the three months ended June 30, 2010 and 2009, 12,000 and 23,734 shares of common stock, respectively, were issued upon the exercise of stock options. For the six months ended June 30, 2010 and 2009, 136,341 and 387,067 shares of common stock, respectively, were issued upon the exercise of stock options, upon the satisfaction of required conditions under certain of our share-based compensation plans and grants of shares of common stock.

NOTE M Retirement Plans

          Our United Kingdom subsidiary has a defined benefit pension plan covering all eligible employees (the “UK Plan”); however, no individual joining the company after October 31, 2001 may participate in the plan. On May 31, 2010, we curtailed the future accrual of benefits for active employees under this plan. As a result of this curtailment, we recognized a reduction of the projected benefit obligation and recorded a curtailment gain of $6.4 million, which will be amortized in the future through net periodic pension cost. This defined benefit pension plan will be replaced by a defined contribution plan. In addition, as a result of the curtailment and the significant one-time contribution made to the plan discussed below, we have recomputed our 2010 net periodic pension cost for the remainder of 2010.

          The weighted-average assumptions used to determine benefit obligations as of May 31, 2010 and December 31, 2009 were as follows:

	May 31, 2010	December 31, 2009

Discount rate	5.6%	5.7%
Annual rate of return on plan assets	6.9%	7.1%

Components of Net Periodic Pension Benefit Cost

The components of net periodic pension benefit cost of the UK Plan for the three and six months ended June 30, 2010 and 2009 were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,

	2010	2009	2010	2009

Service cost	$562	$782	$1,445	$1,506
Interest cost	3,274	2,969	6,754	5,721
Expected return on plan assets	(2,911)	(2,415)	(5,895)	(4,653)
Amortization of unrecognized loss	909	1,048	2,143	2,019

Net periodic pension benefit cost	$1,834	$2,384	$4,447	$4,593

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE M Retirement Plans – (continued)

Employer Contributions

          For the six months ended June 30, 2010, our United Kingdom subsidiary contributed $29.7 million to its defined benefit pension plan, which included a one-time contribution of $25.9 million. It anticipates contributing an additional $2.5 million during the remainder of 2010.

NOTE N Segment Information

          Our reportable segments reflect certain reclassifications of prior year amounts from our United States mechanical construction and facilities services segment to our United States facilities services segment due to changes in our internal reporting structure.

          We have the following reportable segments which provide services associated with the design, integration, installation, start-up, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; water and wastewater treatment and central plant heating and cooling); (c) United States facilities services; (d) Canada construction; (e) United Kingdom construction and facilities services; and (f) Other international construction and facilities services. The segment “United States facilities services” principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers’ facilities (industrial maintenance and services; outage services to utilities and industrial plants; commercial and government site-based operations and maintenance; military base operations support services; mobile maintenance and services; facilities management; installation and support for building systems; technical consulting and diagnostic services; small modification and retrofit projects; retrofit projects to comply with clean air laws; and program development, management and maintenance for energy systems), which services are not generally related to customers’ construction programs, as well as industrial services operations, which primarily provide aftermarket maintenance and repair services, replacement parts and fabrication services for highly engineered shell and tube heat exchangers for refineries and the petrochemical industry. The Canada construction segment performs electrical construction and mechanical construction. The United Kingdom and Other international construction and facilities services segments perform electrical construction, mechanical construction and facilities services. Our “Other international construction and facilities services” segment, consisted of our equity interest in our Middle East venture, which interest we sold on June 7, 2010. The following tables present information about industry segments and geographic areas for the three and six months ended June 30, 2010 and 2009 (in thousands):

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE N Segment Information – (continued)

	For the three months ended June 30,

	2010	2009

Revenues from unrelated entities:
United States electrical construction and facilities services	$286,633	$329,861
United States mechanical construction and facilities services	427,044	518,010
United States facilities services	375,452	382,036

Total United States operations	1,089,129	1,229,907
Canada construction	78,467	72,037
United Kingdom construction and facilities services	108,053	120,726
Other international construction and facilities services	—	—

Total worldwide operations	$1,275,649	$1,422,670

Total revenues:
United States electrical construction and facilities services	$288,564	$331,793
United States mechanical construction and facilities services	428,429	522,745
United States facilities services	380,442	386,764
Less intersegment revenues	(8,306)	(11,395)

Total United States operations	1,089,129	1,229,907
Canada construction	78,467	72,037
United Kingdom construction and facilities services	108,053	120,726
Other international construction and facilities services	—	—

Total worldwide operations	$1,275,649	$1,422,670

	For the six months ended June 30,

	2010	2009

Revenues from unrelated entities:
United States electrical construction and facilities services	$546,953	$646,542
United States mechanical construction and facilities services	839,752	1,023,213
United States facilities services	722,292	760,838

Total United States operations	2,108,997	2,430,593
Canada construction	156,726	150,217
United Kingdom construction and facilities services	222,138	236,496
Other international construction and facilities services	—	—

Total worldwide operations	$2,487,861	$2,817,306

	For the six months ended June 30,

	2010	2009

Total revenues:
United States electrical construction and facilities services	$550,482	$650,261
United States mechanical construction and facilities services	842,920	1,031,333
United States facilities services	731,692	768,359
Less intersegment revenues	(16,097)	(19,360)

Total United States operations	2,108,997	2,430,593
Canada construction	156,726	150,217
United Kingdom construction and facilities services	222,138	236,496
Other international construction and facilities services	—	—

Total worldwide operations	$2,487,861	$2,817,306

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE N Segment Information – (continued)

	For the three months ended June 30,

	2010	2009

Operating income (loss):
United States electrical construction and facilities services	$17,189	$31,721
United States mechanical construction and facilities services	24,133	28,804
United States facilities services	19,636	24,912

Total United States operations	60,958	85,437
Canada construction	3,684	4,104
United Kingdom construction and facilities services	6,133	3,550
Other international construction and facilities services	(98)	—
Corporate administration	(15,003)	(15,181)
Restructuring expenses	(797)	(3,050)
Impairment loss on identifiable intangible assets	(19,929)	—

Total worldwide operations	34,948	74,860

Other corporate items:
Interest expense	(3,053)	(1,900)
Interest income	680	1,086
Gain on sale of equity investment	7,900	—

Income before income taxes	$40,475	$74,046

	For the six months ended June 30,

	2010	2009

Operating income (loss):
United States electrical construction and facilities services	$26,409	$57,673
United States mechanical construction and facilities services	48,951	52,339
United States facilities services	33,721	46,137

Total United States operations	109,081	156,149
Canada construction	7,005	8,859
United Kingdom construction and facilities services	9,368	5,744
Other international construction and facilities services	(99)	—
Corporate administration	(27,362)	(27,478)
Restructuring expenses	(797)	(4,110)
Impairment loss on identifiable intangible assets	(19,929)	—

Total worldwide operations	77,267	139,164

Other corporate items:
Interest expense	(6,176)	(3,693)
Interest income	1,412	2,628
Gain on sale of equity investment	7,900	—

Income before income taxes	$80,403	$138,099

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE N Segment Information – (continued)

	June 30, 2010	December 31, 2009

Total assets:
United States electrical construction and facilities services	$306,021	$294,403
United States mechanical construction and facilities services	583,077	618,621
United States facilities services	1,013,885	1,017,550

Total United States operations	1,902,983	1,930,574
Canada construction	111,860	114,717
United Kingdom construction and facilities services	178,239	224,816
Other international construction and facilities services	—	—
Corporate administration	623,277	711,787

Total worldwide operations	$2,816,359	$2,981,894

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          We are one of the largest electrical and mechanical construction and facilities services firms in the United States, Canada, the United Kingdom and in the world. We provide services to a broad range of commercial, industrial, utility and institutional customers through approximately 75 operating subsidiaries and joint venture entities. Our offices are located in the United States, Canada and the United Kingdom. In the Middle East, we previously carried on business through a venture, which we sold on June 7, 2010.

Overview

          The following table presents selected financial data for the three months ended June 30, 2010 and 2009 (in thousands, except percentages and per share data):

	For the three months ended June 30,

	2010	2009

Revenues	$1,275,649	$1,422,670
Revenues decrease from prior year	(10.3)%	(17.4)%
Operating income	$34,948	$74,860
Operating income as a percentage of revenues	2.7%	5.3%
Net income attributable to EMCOR Group, Inc.	$27,141	$44,819
Diluted earnings per common share	$0.40	$0.67

          The results of our operations for the second quarter of 2010 reflect the continued uncertainty in the overall economy, in particular the private nonresidential building and refinery markets. Due to this continued uncertainty, our operations experienced a decrease in revenues, operating income, operating margin (operating income as a percentage of revenues), net income and diluted earnings per common share compared to the year ago quarter. The decrease in revenues for the 2010 second quarter, when compared to the prior year’s second quarter, was primarily attributable to: (a) a decline in work performed on domestic industrial, hospitality and commercial construction projects, generally as a result of the economic slowdown, and our decision to only accept work that we believe can be performed at reasonable margins and (b) a decline in organic revenues arising from our United States facilities services segment due to the economic slowdown. During the second quarter of 2010, a company we acquired earlier this year, which is reported in our United States facilities services segment, contributed $12.0 million to revenues and $0.8 million to operating income (net of $0.3 million of amortization expense attributable to identifiable intangible assets included in cost of sales and selling, general and administrative expenses). The decrease in operating income and operating margin was primarily a result of: (a) lower operating income from our United States electrical construction and facilities services segment and (b) a $19.9 million non-cash impairment charge as a result of a change in the fair value of trade names associated with certain prior year acquisitions reported within our United States facilities services segment. This decrease in operating income was partially offset by: (a) reduced selling, general and administrative expenses primarily as result of the downsizing of staff in 2009, (b) increased operating income from our United Kingdom operations and (c) lower restructuring expenses. Partially offsetting the $17.7 million decrease in net income for the 2010 second quarter, when compared to the prior year’s second quarter, was a $7.9 million pretax gain on the sale of our equity interest in our Middle East venture. During the first six months of 2010, cash was used in operating activities, as compared to the first six months of 2009 where cash was provided by operating activities, primarily due to lower operating results, a reduction in accruals for payroll and benefits as a result of the payment of incentive compensation and other changes in our working capital, including a one-time contribution of $25.9 million to the United Kingdom defined benefit pension plan.

          We completed one acquisition during the first six months of 2010 for an immaterial amount. The results of the acquired company, which provides mobile mechanical services, have been included in our United States facilities services segment and expand our service capabilities into a new geographical area. The acquisition is not material to our results of operations for the periods presented.

Operating Segments

          Our reportable segments reflect certain reclassifications of prior year amounts from our United States mechanical construction and facilities services segment to our United States facilities services segment due to changes in our internal reporting structure.

          We have the following reportable segments which provide services associated with the design, integration, installation, start-up, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; water and wastewater treatment and central plant heating and cooling); (c) United States facilities services; (d) Canada construction; (e) United Kingdom construction and facilities services; and (f) Other international construction and facilities services. The segment “United States facilities services” principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers’ facilities (industrial maintenance and services; outage services to utilities and industrial plants; commercial and government site-based operations and maintenance; military base operations support services; mobile maintenance and services; facilities management; installation and support for building systems; technical consulting and diagnostic services; small modification and retrofit projects; retrofit projects to comply with clean air laws; and program development, management and maintenance for energy systems), which services are not generally related to customers’ construction programs, as well as industrial services operations, which primarily provide aftermarket maintenance and repair services, replacement parts and fabrication services for highly engineered shell and tube heat exchangers for refineries and the petrochemical industry. The Canada construction segment performs electrical construction and mechanical construction. The United Kingdom and Other international construction and facilities services segments perform electrical construction, mechanical construction and facilities services. Our “Other international construction and facilities services” segment consisted of our equity interest in our Middle East venture, which interest we sold on June 7, 2010.

Results of Operations

          Revenues

          The following tables present our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended June 30,

	2010	% of Total	2009	% of Total

Revenues:
United States electrical construction and facilities services	$286,633	22%	$329,861	23%
United States mechanical construction and facilities services	427,044	33%	518,010	36%
United States facilities services	375,452	29%	382,036	27%

Total United States operations	1,089,129	85%	1,229,907	86%
Canada construction	78,467	6%	72,037	5%
United Kingdom construction and facilities services	108,053	8%	120,726	8%
Other international construction and facilities services	—	—	—	—

Total worldwide operations	$1,275,649	100%	$1,422,670	100%

	For the six months ended June 30,

	2010	% of Total	2009	% of Total

Revenues:
United States electrical construction and facilities services	$546,953	22%	$646,542	23%
United States mechanical construction and facilities services	839,752	34%	1,023,213	36%
United States facilities services	722,292	29%	760,838	27%

Total United States operations	2,108,997	85%	2,430,593	86%
Canada construction	156,726	6%	150,217	5%
United Kingdom construction and facilities services	222,138	9%	236,496	8%
Other international construction and facilities services	—	—	—	—

Total worldwide operations	$2,487,861	100%	$2,817,306	100%

          As described below in more detail, our revenues for the three months ended June 30, 2010 decreased to $1.3 billion compared to $1.4 billion of revenues for the three months ended June 30, 2009, and our revenues for the six months ended June 30, 2010 decreased to $2.5 billion compared to $2.8 billion for the six months ended June 30, 2009. This decrease in revenues for both periods, excluding the effect of exchange rates, extended across all of our business segments and was primarily attributable to: (a) lower levels of work in both our United States electrical construction and facilities services segment and our United States mechanical construction and facilities services segment, most notably with respect to industrial, hospitality and commercial construction projects, (b) lower revenues from our United States facilities services segment, particularly within our industrial services business and (c) lower revenues from our United Kingdom operations. This decrease in revenues was partially offset by revenues for the three and six months ended June 30, 2010 of $12.0 million and $19.8 million, respectively, attributable to companies acquired in 2010 and 2009, which are reported in our United States facilities services segment.

          Our backlog at June 30, 2010 was $3.15 billion compared to $3.40 billion of backlog at June 30, 2009. Our backlog was $3.15 billion at December 31, 2009. Backlog decreases as we perform work on existing contracts and increases with awards of new contracts. The decreases in our United States electrical construction and facilities services segment backlog and our United States mechanical construction and facilities services segment backlog at June 30, 2010, compared to such backlog at June 30, 2009, were primarily due to a decline in awards in the commercial, hospitality, transportation, industrial, water/wastewater and institutional construction markets, partially offset by an increase in awards in the healthcare construction market. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of facilities services contracts. However, if the remaining term of a facilities services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only the next 12 months of revenues.

          Revenues of our United States electrical construction and facilities services segment for the three months ended June 30, 2010 decreased by $43.2 million compared to revenues for the three months ended June 30, 2009. Revenues of this segment for the six months ended June 30, 2010 decreased by $99.6 million compared to the six months ended June 30, 2009. The decrease in revenues for both periods was primarily attributable to lower levels of work on: (a) industrial construction projects, most notably in the Northern California and Pacific Northwest markets, (b) hospitality construction projects, predominantly in the Las Vegas market, and (c) commercial and transportation construction projects. These decreases are a result of the current economic environment and our decision to only accept work that we believe can be performed at reasonable margins. The decrease in revenues was partially offset by an increase in revenues from institutional, water/wastewater and healthcare related construction projects.

          Revenues of our United States mechanical construction and facilities services segment for the three months ended June 30, 2010 were $427.0 million, a $91.0 million decrease compared to revenues of $518.0 million for the three months ended June 30, 2009. Revenues of this segment for the six months ended June 30, 2010 were $839.8 million, a $183.5 million decrease compared to revenues of $1,023.2 million for the six months ended June 30, 2009. The decrease in revenues for both periods was primarily attributable to reduced work on hospitality construction projects, most notably in the Las Vegas market, and on industrial, commercial, healthcare and water/wastewater related construction projects as a result of the current economic environment and our decision to only accept work that we believe can be performed at reasonable margins. The decrease in revenues was partially offset by an increase in revenues from work performed on institutional construction projects.

          Our United States facilities services segment revenues were $375.5 million and $722.3 million for the three and six months ended June 30, 2010, respectively, compared to revenues of $382.0 million and $760.8 million for the three and six months ended June 30, 2009, respectively. This decrease in revenues for both periods was primarily attributable to a decline in revenues from: (a) our industrial services business which has been adversely affected by a lower demand for our shop and field refinery and petrochemical services due to a reduced demand for domestic refined oil products and (b) the organic operations within our mobile mechanical services business, primarily as a result of fewer discretionary projects and less repair services due to capital project curtailments and deferred maintenance attributable to economic conditions, as well as our decision to only accept work that we believe can be performed at reasonable margins. This decrease in revenues was partially offset by revenues for the three and six months ended June 30, 2010 of $12.0 million and $19.8 million, respectively, from companies acquired in 2010 and 2009, which perform mobile mechanical services, and from an increase in revenues at our site-based government facilities services business.

          Our Canada construction segment revenues were $78.5 million for the three months ended June 30, 2010 compared to revenues of $72.0 million for the three months ended June 30, 2009. Revenues were $156.7 million for the six months ended June 30, 2010 compared to revenues of $150.2 million for the six months ended June 30, 2009. The increase in revenues of $8.9 million and $21.7 million for the three and six months ended June 30, 2010, respectively, was attributable to the effect of favorable exchange rates for the Canadian dollar versus the United States dollar. These increases were partially offset by a decrease in revenues from its operations due to the continued effect of the economic slowdown.

          Our United Kingdom construction and facilities services segment revenues for the three months ended June 30, 2010 decreased by $12.7 million compared to revenues for the three months ended June 30, 2009. This segment’s revenues for the six months ended June 30, 2010 decreased by $14.4 million compared to revenues for the six months ended June 30, 2009. The decline in revenues for both periods was attributable to a decrease in revenues from institutional and transportation related construction projects, partially offset by an increase in revenues from its facilities services business, part of which is attributable to recording revenues associated with the termination of a contract. The decrease in revenues for the three months ended June 30, 2010 was also attributable to a decrease of $4.7 million relating to the effect of unfavorable exchange rates for the British pound versus the United States dollar. The decrease in revenues for the six months ended June 30, 2010 was also partially offset by an increase of $3.9 million relating to the favorable exchange rate effects of the British pound versus the United States dollar.

          Other international construction and facilities services activities consisted of a venture in the Middle East. The results of the venture were accounted for under the equity method. On June 7, 2010, we sold our equity interest in our Middle East venture to our partner in the venture. As a result of this sale, we received $7.9 million and recognized a pretax gain in this amount, which is classified as a “Gain on sale of equity investment” on the Condensed Consolidated Statements of Operations.

Cost of sales and Gross profit

          The following tables present our cost of sales, gross profit (revenues less cost of sales) and gross profit margin (gross profit as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended June 30,		For the six months ended June 30,

	2010	2009	2010	2009

Cost of sales	$1,099,250	$1,207,786	$2,146,346	$2,409,263
Gross profit	$176,399	$214,884	$341,515	$408,043
Gross profit, as a percentage of revenues	13.8%	15.1%	13.7%	14.5%

          Our gross profit decreased by $38.5 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Gross profit decreased by $66.5 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The decrease in gross profit for both periods was primarily attributable to reduced volume and lower margins in: (a) our United States electrical construction and facilities services segment and (b) our industrial services and mobile mechanical services businesses in our United States facilities services segment. In addition, the three and six months of 2009 were positively affected by the favorable resolution of uncertainties on certain construction projects at or nearing completion in our United States electrical construction and facilities services segment. The decrease in gross profit for the three months ended June 30, 2010 was also attributable to a decrease of $0.9 million relating to the effect of unfavorable exchange rates for the British pound versus the United States dollar. The overall decrease in gross profit for the three and six months ended June 30, 2010 was partially offset by: (a) gross profit attributable to the termination of a contract within our United Kingdom construction and facilities services segment, (b) improved gross profit from our commercial and government site-based operations within our United States facilities services segment, (c) companies acquired in 2010 and 2009 within our United States facilities services segment, which contributed $1.9 million and $3.0 million to gross profit, net of amortization expense of $0.2 million, respectively, and (d) an increase of $1.2 million and $2.9 million, respectively, relating to the effect of favorable exchange rates for the Canadian dollar versus the United States dollar. In addition, the decrease in gross profit for the six months ended June 30, 2010 was partially offset by an increase in gross profit contributed by our energy services business within our United States facilities services segment, primarily as a result of the recognition of a pretax gain of $4.5 million from the sale of our interest in a venture, which gain is classified as a component of “Cost of sales” on the Condensed Consolidated Statements of Operations.

          Our gross profit margin was 13.8% and 15.1% for the three months ended June 30, 2010 and 2009, respectively. Gross profit margin was 13.7% and 14.5% for the six months ended June 30, 2010 and 2009, respectively. The decrease in gross profit margin for the three and six months ended June 30, 2010 was primarily the result of (a) lower gross profit margins in our United States electrical construction and facilities services segment as a result of the decrease in the number of overall construction projects and construction projects within higher margin sectors, (b) lower gross profit margins from our industrial services business in our United States facilities services segment and (c) an increase in institutional work which generally has lower margins than private sector work. The decline in gross profit margin for both periods was partially offset by higher margins from our United Kingdom construction and facilities services segment. In addition, the first quarter of 2009 was positively affected by the favorable resolution of uncertainties on certain construction projects at or nearing completion in our United States electrical construction and facilities services segment. The decrease in gross profit margin for the six months ended June 30, 2010 was partially offset by higher gross profit margin in our United States mechanical construction and facilities services segment, primarily as a result of the favorable resolution of uncertainties on certain industrial construction projects at or nearing completion.

Selling, general and administrative expenses

          The following tables present our selling, general and administrative expenses and selling, general and administrative expenses as a percentage of revenues (in thousands, except for percentages):

	For the three months ended June 30,		For the six months ended June 30,

	2010	2009	2010	2009

Selling, general and administrative expenses	$120,725	$136,974	$243,522	$264,769
Selling, general and administrative expenses, as a percentage of revenues	9.5%	9.6%	9.8%	9.4%

          Our selling, general and administrative expenses for the three months ended June 30, 2010 decreased by $16.2 million to $120.7 million compared to $137.0 million for the three months ended June 30, 2009 period. Selling, general and administrative expenses for the six months ended June 30, 2010 decreased by $21.2 million to $243.5 million compared to $264.8 million for the six months ended June 30, 2009. Selling, general and administrative expenses as a percentage of revenues were 9.5% and 9.8% for the three and six months ended June 30, 2010, compared to 9.6% and 9.4% for the three and six months ended June 30, 2009, respectively. This decrease in selling, general and administrative expenses for both periods was primarily due to: (a) reduced employee costs, such as salaries, commissions and incentive compensation accruals, primarily as a result of the downsizing of staff at numerous locations in 2009 and (b) a reduction in our provision for doubtful accounts. The decreases for both periods were partially offset by an $0.8 million and $1.9 million increase due to the effect of exchange rates for the Canadian dollar versus the United States dollar, respectively. In addition, the decreases in selling, general and administrative expenses for the three and six months ended June 30, 2010 were partially offset by $1.1 million and $1.8 million of expenses directly related to companies acquired in 2010 and 2009, including amortization expense of $0.1 million and $0.2 million, respectively. Selling, general and administrative expenses as a percentage of revenues increased for the six months ended June 30, 2010 compared to the same period in 2009, primarily due to lower revenues.

Restructuring expenses

          Restructuring expenses were $0.8 million for both the three and six months ended June 30, 2010, which primarily related to employee severance obligations reported in our Canadian operations and our United States electrical construction and facilities services segment, compared to $3.0 million and $4.1 million for the three and six months ended June 30, 2009, respectively, which primarily related to employee severance obligations reported in our international operations, our United States mechanical construction and facilities services segment and our United States facilities services segment. As of June 30, 2010, the balance of our severance obligations yet to be paid was $0.5 million, the majority of which is expected to be paid in 2010, with the remainder to be paid in 2011.

Impairment loss on identifiable intangible assets

          As a result of the continued assessment of the fair value of certain of our trade names previously impaired, we recorded an additional $19.9 million non-cash impairment charge due to a change in the fair value of trade names associated with certain prior year acquisitions. These trade names are reported within our United States facilities services segment. The impairment primarily results from both lower forecasted revenues and margins of our industrial services business, which have been adversely affected by a lower demand for our services due to a reduced demand for domestic refined oil products. We test for the impairment of trade names that are not subject to amortization by calculating the fair value using the “relief from royalty payments” methodology, which involves estimating royalty rates for each trade name and applying these rates to a net revenue stream, which is discounted to determine fair value.

Operating income

          The following tables present our operating income (loss) and operating income (loss) as a percentage of segment revenues from unrelated entities (in thousands, except for percentages):

	For the three months ended June 30,

	2010	% of Segment Revenues	2009	% of Segment Revenues

Operating income (loss):
United States electrical construction and facilities services	$17,189	6.0%	$31,721	9.6%
United States mechanical construction and facilities services	24,133	5.7%	28,804	5.6%
United States facilities services	19,636	5.2%	24,912	6.5%

Total United States operations	60,958	5.6%	85,437	6.9%
Canada construction	3,684	4.7%	4,104	5.7%
United Kingdom construction and facilities services	6,133	5.7%	3,550	2.9%
Other international construction and facilities services	(98)	—	—	—
Corporate administration	(15,003)	—	(15,181)	—
Restructuring expenses	(797)	—	(3,050)	—
Impairment loss on identifiable intangible assets	(19,929)	—	—	—

Total worldwide operations	34,948	2.7%	74,860	5.3%

Other corporate items:
Interest expense	(3,053)		(1,900)
Interest income	680		1,086
Gain on sale of equity investment	7,900		—

Income before income taxes	$40,475		$74,046

	For the six months ended June 30,

	2010	% of Segment Revenues	2009	% of Segment Revenues

Operating income (loss):
United States electrical construction and facilities services	$26,409	4.8%	$57,673	8.9%
United States mechanical construction and facilities services	48,951	5.8%	52,339	5.1%
United States facilities services	33,721	4.7%	46,137	6.1%

Total United States operations	109,081	5.2%	156,149	6.4%
Canada construction	7,005	4.5%	8,859	5.9%
United Kingdom construction and facilities services	9,368	4.2%	5,744	2.4%
Other international construction and facilities services	(99)	—	—	—
Corporate administration	(27,362)	—	(27,478)	—
Restructuring expenses	(797)	—	(4,110)	—
Impairment loss on identifiable intangible assets	(19,929)	—	—	—

Total worldwide operations	77,267	3.1%	139,164	4.9%

Other corporate items:
Interest expense	(6,176)		(3,693)
Interest income	1,412		2,628
Gain on sale of equity investment	7,900		—

Income before income taxes	$80,403		$138,099

          As described below in more detail, operating income decreased by $39.9 million for the three months ended June 30, 2010 to $34.9 million compared to operating income of $74.9 million for the three months ended June 30, 2009. Operating income decreased by $61.9 million for the six months ended June 30, 2010 to $77.3 million compared to operating income of $139.2 million for the six months ended June 30, 2009. Operating income as a percentage of revenues (“operating margin”) decreased to 2.7% for the three months ended June 30, 2010 compared to 5.3% for the three months ended June 30, 2009, and decreased to 3.1% for the six months ended June 30, 2010 compared to 4.9% for the six months ended June 30, 2009. The degradation in operating margin was in large part due to: (a) lower gross profit margin from our United States electrical construction and facilities services segment and (b) a $19.9 million non-cash impairment charge as a result of a change in the fair value of trade names associated with certain prior year acquisitions reported within our United States facilities services segment.

          Our United States electrical construction and facilities services segment operating income for the three months ended June 30, 2010 decreased by $14.5 million compared to operating income for the three months ended June 30, 2009, and operating income for the six months ended June 30, 2010 decreased by $31.3 million compared to operating income for the six months ended June 30, 2009. The decreases in operating income for both periods were primarily the result of lower gross profit from commercial, industrial, as well as smaller quick turn, construction projects, as a result of the current economic slowdown and our selectivity in bidding on contracts. These decreases were partially offset by an increase in the gross profit from healthcare related construction projects. In addition, the results for the three and six month periods ended June 30, 2009 included the favorable resolution of uncertainties on certain construction projects at or nearing completion. Selling, general and administrative expenses also decreased for the three and six months ended June 30, 2010, compared to the same periods in 2009, principally due to reduced employee costs, such as salaries and incentive compensation, primarily as a result of the downsizing of staff at numerous locations in 2009. The decrease in operating margin for the three and six month periods ended June 30, 2010 was primarily the result of decreased gross profit margin.

          Our United States mechanical construction and facilities services segment operating income for the three months ended June 30, 2010 was $24.1 million, a $4.7 million decrease compared to operating income of $28.8 million for the three months ended June 30, 2009. Operating income for the six months ended June 30, 2010 was $49.0 million, a $3.4 million decrease compared to operating income of $52.3 million for the six months ended June 30, 2009. Operating income decreased during the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to lower gross profit from hospitality, water/wastewater, commercial, as well as smaller quick turn construction projects, as a result of the current economic slowdown and our selectivity in bidding on contracts. In addition, the decrease in operating income for the three months ended June 30, 2010 was also attributable to lower gross profit from industrial construction projects. These decreases were partially offset by an increase in the gross profit from institutional related construction projects for both periods presented. Operating income for the six month period ended June 30, 2010 also benefited from the favorable resolution of uncertainties on certain industrial construction projects at or nearing completion. Selling, general and administrative expenses also decreased for the three and six months ended June 30, 2010, compared to the same periods in 2009, principally due to reduced employee costs, such as salaries, incentive compensation and employee benefits, primarily as a result of the downsizing of staff at numerous locations in 2009 and a reduction in the provision for doubtful accounts. Operating margin for the three month period ended June 30, 2010, compared to the three month period ended June 30, 2009, was relatively flat. The increase in operating margin for the six month period ended June 30, 2010 was primarily the result of increased gross profit margin, offset by an increase in the ratio of selling, general and administrative expenses to revenues.

          Our United States facilities services segment operating income for the three months ended June 30, 2010 was $19.6 million compared to operating income of $24.9 million for the three months ended June 30, 2009. This segment’s operating income for the six months ended June 30, 2010 was $33.7 million compared to operating income of $46.1 million for the six months ended June 30, 2009. The decrease in operating income for both periods was primarily due to lower operating income from: (a) our industrial services business which has been adversely affected by a lower demand for our shop and field refinery and petrochemical services due to a reduced demand for domestic refined oil products and lower margins and (b) our mobile mechanical services business as a result of fewer discretionary projects and less repair services due to the continued effects of the economic slowdown and our bidding discipline. The decrease in operating income during the three and six months ended June 30, 2010 was partially offset by operating income from companies acquired in 2010 and 2009, which perform mobile mechanical services and contributed $0.8 million and $1.2 million of operating income, net of amortization expense of $0.3 million and $0.4 million, respectively, and improved results from our commercial site-based operations. In addition, the decrease for the six months ended June 30, 2010, compared to the same period in 2009, was partially offset by an increase in operating income from our energy services business, primarily as a result of the recognition of a pretax gain of $4.5 million from the sale of our interest in a venture, which gain is classified as a component of “Cost of sales” on the Condensed Consolidated Statements of Operations. Selling, general and administrative expenses decreased for the three and six months ended June 30, 2010, when compared to the same periods in 2009, due to reduced employee costs, such as salaries, commissions and incentive compensation accruals, primarily as a result of the downsizing of staff at numerous locations in 2009 and a reduction in our provision for doubtful accounts. This decrease was partially offset by $1.1 million and $1.8 million of selling, general and administrative expenses associated with companies acquired in 2010 and 2009 for the three and six months ended June 30, 2010, including amortization expense of $0.1 million and $0.2 million, respectively. The decrease in operating margin for the three and six month periods ended June 30, 2010 was primarily the result of decreased gross profit margin.

          Our Canada construction segment operating income was $3.7 million for the three months ended June 30, 2010 compared to operating income of $4.1 million for the three months ended June 30, 2009. Operating income was $7.0 million for the six months ended June 30, 2010 compared to operating income of $8.9 million for the six months ended June 30, 2009. This decrease in operating income for both periods was primarily attributable to a decrease in gross profit from energy, industrial, automotive and commercial related projects. This decrease in gross profit was partially offset by a decrease in selling, general and administrative expenses for both periods presented. In addition, the decrease in operating income was partially offset by increases of $0.4 million and $1.0 million for the three and six months ended June 30, 2010, respectively, relating to the effect of favorable exchange rates for the Canadian dollar versus the United States dollar. The decrease in operating margin for the six month period ended June 30, 2010 was primarily the result of decreased gross profit margin and an increase in the ratio of selling, general and administrative expense to revenues. The decrease in operating margin for the three month period ended June 30, 2010 was primarily the result of decreased gross profit margin, offset by a decrease in the ratio of selling, general and administrative expenses to revenues.

          Our United Kingdom construction and facilities services segment operating income for the three months ended June 30, 2010 increased by $2.6 million compared to operating income for the three months ended June 30, 2009. Operating income for the six months ended June 30, 2010 increased by $3.6 million compared to operating income for the six months ended June 30, 2009. This increase in operating income for both periods was primarily attributable to the gross profit associated with the termination of a contract and a decrease in selling, general and administrative expenses, partially offset by decreases of $0.6 million and $0.3 million, respectively, relating to the effect of unfavorable exchange rates for the British pound versus the United States dollar. The increase in operating margin for the three and six month periods ended June 30, 2010 was primarily the result of increased gross profit margin.

          The Other international construction and facilities services segment was breakeven for the three and six month periods ended June 30, 2010 and 2009, respectively. On June 7, 2010, we sold our equity interest in our Middle East venture to our partner in the venture. As a result of the sale, we received $7.9 million and recognized a pretax gain in this amount, which is classified as a “Gain on sale of equity investments” on the Condensed Consolidated Statements of Operations.

          Our corporate administration expenses for the three months ended June 30, 2010 were $15.0 million compared to $15.2 million for the three months ended June 30, 2009. Our corporate administration expenses for the six months ended June 30, 2010 were $27.4 million compared to $27.5 million for the six months ended June 30, 2009. This slight decrease in expenses for both periods was primarily attributable to a decrease in marketing and advertising expenses. The decreases for the six month period ended June 30, 2010, compared to the same period in 2009, were partially offset by an increase in share-based compensation expense associated with grants of options and shares to non-employee directors.

          Interest expense for the three months ended June 30, 2010 and 2009 was $3.1 million and $1.9 million, respectively. Interest expense for the six months ended June 30, 2010 and 2009 was $6.2 million and $3.7 million, respectively. The increase in interest expense for both periods was due to the higher cost of borrowing under our new revolving credit facility. In addition, the increase in interest expense for the six months ended June 30, 2010 was attributable to the acceleration of expense for debt issuance costs associated with the termination of a term loan and a revolving credit facility. Interest income for the three months ended June 30, 2010 was $0.7 million compared to $1.1 million for the three months ended June 30, 2009. Interest income for the six months ended June 30, 2010 was $1.4 million compared to $2.6 million for the six months ended June 30, 2009. The decrease in interest income for both periods was primarily related to lower interest earned on our invested cash balances.

          For the three months ended June 30, 2010 and 2009, our income tax provision was $11.9 million and $28.8 million, respectively, based on effective income tax rates, before discrete items, of 37.7% and 39.0%, respectively. The actual income tax rates for the three months ended June 30, 2010 and 2009, inclusive of discrete items, were 30.5% and 39.1%, respectively. For the six months ended June 30, 2010 and 2009, our income tax provisions were $29.4 million and $55.5 million, respectively, based on effective income tax rates, before discrete items, of 38.0% and 39.0%, respectively. The actual income tax rates for the six months ended June 30, 2010 and 2009, inclusive of discrete items, were 37.5% and 40.5%, respectively. The decrease in the 2010 income tax provision for both periods was primarily due to reduced income before income taxes, a change in the earnings derived from operations in various jurisdictions and the release of a valuation allowance related to the utilization of capital loss carryforwards.

Liquidity and Capital Resources

The following table presents our net cash provided by (used in) operating activities, investing activities and financing activities (in thousands):

	For the six months ended June 30,

	2010	2009

Net cash (used in) provided by operating activities	$(80,250)	$138,349
Net cash provided by (used in) investing activities	$6,642	$(34,349)
Net cash used in financing activities	$(44,253)	$(581)
Effect of exchange rate changes on cash and cash equivalents	$(9,173)	$12,183

          Our consolidated cash balance decreased by approximately $127.0 million from $727.0 million at December 31, 2009 to $599.9 million at June 30, 2010. Net cash used in operating activities for the six months ended June 30, 2010 of $80.3 million, compared to $138.3 million in net cash provided by operating activities for the six months ended June 30, 2009, was primarily due to lower operating results, a reduction in accruals for payroll and benefits as a result of the payment of incentive compensation and other changes in our working capital, including a one-time contribution of $25.9 million to the United Kingdom defined benefit pension plan. Net cash provided by investing activities of $6.6 million for the six months ended June 30, 2010, compared to $34.3 million used in the six months ended June 30, 2009, was primarily due to $25.6 million of proceeds from the sale of equity investments, a $7.9 million decrease in investments in and advances to unconsolidated entities and joint ventures, a $5.4 million decrease in amounts paid for the purchase of property, plant and equipment, and a $5.1 million decrease in payments pursuant to earn-out agreements, offset by a $3.0 million increase in payments for acquisitions of businesses. Net cash used in financing activities for the six months ended June 30, 2010 of $44.3 million, compared to $0.6 million used for the six months ended June 30, 2009, was primarily attributable to repayment of our term loan, partially offset by borrowings under the new credit facility.

          The following is a summary of material contractual obligations and other commercial commitments (in millions):

		Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Revolving Credit Facility (including interest at 3.10%) (1)	$162.1	$4.7	$157.4	$—	$—
Capital lease obligations	0.4	0.3	0.1	—	—
Operating leases	192.4	51.5	71.3	40.6	29.0
Open purchase obligations (2)	645.3	490.3	141.5	13.5	—
Other long-term obligations (3)	225.4	25.3	189.0	11.1	—
Liabilities related to uncertain income tax positions	10.0	5.2	3.3	1.1	0.4

Total Contractual Obligations	$1,235.6	$577.3	$562.6	$66.3	$29.4

		Amount of Commitment Expiration by Period

Other Commercial Commitments	Total Committed	Less than 1 year	1-3 years	4-5 years	After 5 years

Letters of credit	$76.9	$76.9	$—	$—	$—

(1)

We classify these borrowings as long-term on our Condensed Consolidated Balance Sheets because of our intent to repay the amounts on a long-term basis. These amounts are outstanding at our discretion and are not payable until the 2010 Revolving Credit Facility expires in February 2013. As of June 30, 2010, there were borrowings of $150.0 million outstanding under the 2010 Revolving Credit Facility.

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

          Until February 4, 2010, we had a revolving credit agreement (the “Old Revolving Credit Facility”) as amended, which provided for a credit facility of $375.0 million. Effective February 4, 2010, we replaced the Old Revolving Credit Facility that was due to expire October 17, 2010 with an amended and restated $550.0 million revolving credit facility (the “2010 Revolving Credit Facility”). The 2010 Revolving Credit Facility expires in February 2013. It permits us to increase our borrowing to $650.0 million if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $175.0 million of the borrowing capacity under the 2010 Revolving Credit Facility to letters of credit, which amount compares to $125.0 million under the Old Revolving Credit Facility. The 2010 Revolving Credit Facility is guaranteed by certain of our direct and indirect subsidiaries and is secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2010 Revolving Credit Facility contains various covenants requiring, among other things, maintenance of certain financial ratios and certain restrictions with respect to payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount of the 2010 Revolving Credit Facility. The fee is 0.5% of the unused amount, based on certain financial tests. Borrowings under the 2010 Revolving Credit Facility bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at June 30, 2010) plus 1.75% to 2.25%, based on certain financial tests or (2) United States dollar LIBOR (0.35% at June 30, 2010) plus 2.75% to 3.25%, based on certain financial tests. The interest rate in effect at June 30, 2010 was 3.10%. Letter of credit fees issued under this facility range from 2.75% to 3.25% of the respective face amounts of the letters of credit issued and are charged based on certain financial tests. In connection with the termination of the Old Revolving Credit Facility, less than $0.1 million attributable to the acceleration of expense for debt issuance costs were recorded as part of interest expense. As of June 30, 2010 and December 31, 2009, we had approximately $76.9 million and $68.9 million of letters of credit outstanding, respectively. There were no borrowings under the Old Revolving Credit Facility as of December 31, 2009. We have borrowings of $150.0 million outstanding under the 2010 Revolving Credit Facility at March 31, 2010, which may remain outstanding at our discretion until the 2010 Revolving Credit Facility expires. On September 19, 2007, we entered into an agreement providing for a $300.0 million term loan (“Term Loan”). The proceeds of the Term Loan were used to pay a portion of the consideration for an acquisition and costs and expenses incident thereto. In connection with the closing of the 2010 Revolving Credit Facility, we proceeded to draw $150.0 million under this facility and used the proceeds along with cash on hand to prepay on February 4, 2010 all indebtedness outstanding under the Term Loan. In connection with this prepayment, $0.6 million attributable to the acceleration of expense for debt issuance costs associated with the Term Loan were recorded as part of interest expense.

          The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of June 30, 2010, based on our percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our existing contractual obligations, was approximately $1.1 billion. The Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.

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

          Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain our 2010 Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient or to enable us to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. However, negative macroeconomic trends may have an adverse effect on liquidity. In addition to managing borrowings, our focus on the facilities services market is intended to provide an additional buffer against economic downturns inasmuch as a part of our facilities services business is characterized by annual and multi-year contracts that provide a more predictable stream of cash flow than the construction business. Short-term liquidity is also impacted by the type and length of construction contracts in place. During past economic downturns, there were typically fewer small discretionary projects from the private sector, and companies like us aggressively bid larger long-term infrastructure and public sector contracts. Performance of long duration contracts typically requires greater amounts of working capital. While we strive to maintain a net over-billed position with our customers, there can be no assurance that a net over-billed position can be maintained. Our net over-billings, defined as the balance sheet accounts “Billings in excess of costs and estimated earnings on uncompleted contracts” less “Costs and estimated earnings in excess of billings on uncompleted contracts”, were $407.9 million and $436.2 million as of June 30, 2010 and December 31, 2009, respectively.

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

          We believe that our current cash balances and our borrowing capacity available under the 2010 Revolving Credit Facility or other forms of financing available to us through borrowings, combined with cash expected to be generated from operations, will be sufficient to provide our short-term and foreseeable long-term liquidity and meet our expected capital expenditure requirements. However, we are a party to lawsuits and other proceedings in which other parties seek to recover from us amounts ranging from a few thousand dollars to over $57.0 million. If we were required to pay damages in one or more such proceedings, such payments could have a material adverse effect on our financial position, results of operations and/or cash flows.

Certain Insurance Matters

          As of June 30, 2010 and December 31, 2009, we utilized approximately $76.2 million and $66.5 million, respectively, of letters of credit obtained under our 2010 Revolving Credit Facility as collateral for our insurance obligations.

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

Application of Critical Accounting Policies

          Our condensed consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are described in Note B – Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of the annual report on Form 10-K for the year ended December 31, 2009. We adopted one new accounting pronouncement during the six months ended June 30, 2010 (see Note B, “New Accounting Pronouncements”, for further information). We believe that some of the more critical judgment areas in the application of accounting policies that affect our financial condition and results of operations are the impact of changes in the estimates and judgments pertaining to: (a) revenue recognition from (i) long-term construction contracts for which the percentage-of-completion method of accounting is used and (ii) services contracts; (b) collectibility or valuation of accounts receivable; (c) insurance liabilities; (d) income taxes; and (e) goodwill and identifiable intangible assets.

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

Accounts Receivable

          We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of the past due balances. The provision for doubtful accounts during the six months ended June 30, 2010 decreased $3.7 million compared to the six months ended June 30, 2009. At June 30, 2010 and December 31, 2009, our accounts receivable of $1,050.5 million and $1,057.2 million, respectively, included allowances for doubtful accounts of $29.0 million and $36.2 million, respectively. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to deterioration of its financial condition or its credit ratings. The allowance for doubtful accounts requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis and as additional information is received.

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

Income Taxes

          We have net deferred income tax liabilities at June 30, 2010 and December 31, 2009 of $18.8 million and $6.8 million, respectively, primarily resulting from differences between the carrying value and income tax basis of certain depreciable fixed assets and identifiable intangible assets, which will impact our taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred income tax asset will not be realized. As of June 30, 2010 and December 31, 2009, the total valuation allowance on gross deferred income tax assets was approximately $0.9 million and $4.0 million, respectively. The reduction in the valuation allowance was the result of the utilization of capital loss carryforwards.

Goodwill and Identifiable Intangible Assets

          As of June 30, 2010, we had $594.4 million and $246.5 million, respectively, of goodwill and net identifiable intangible assets (primarily consisting of our contract backlog, developed technology, customer relationships, non-competition agreements and trade names), primarily arising out of the acquisition of companies. As of December 31, 2009, goodwill and net identifiable intangible assets were $593.6 million and $264.5 million, respectively. The changes to goodwill and net identifiable intangible assets (net of accumulated amortization) since December 31, 2009 were related to: (a) the acquisition of a company during the first quarter of 2010, (b) a non-cash impairment charge due to a change in the fair value of trade names associated with certain prior year acquisitions and (c) earn-outs paid and accrued related to previous acquisitions. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies. ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”) requires goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, but instead must be tested at least annually for impairment (which we test each October 1, absent any impairment indicators), and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives.

          We test for impairment of goodwill at the reporting unit level utilizing the two-step process as prescribed by ASC 350. The first step of this test compares the fair value of the reporting unit, determined based upon discounted estimated future cash flows, to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no further work is required and no impairment loss is recognized. If the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired and step two of the goodwill impairment test would need to be performed to measure the amount of an impairment loss, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss in the amount of the excess is recognized and charged to operations. For the six months ended June 30, 2010 and the year ended December 31, 2009, no impairment of our goodwill was recognized.

          We also test for the impairment of trade names that are not subject to amortization by calculating the fair value using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. The annual impairment review of our trade names for the year ended December 31, 2009 resulted in a $11.5 million non-cash impairment charge as a result of a change in the fair value of trade names associated with certain prior year acquisitions reported in our United States facilities services segment and our United States mechanical construction and facilities services segment. As a result of the continued assessment of the fair value of trade names previously impaired, we recorded an additional $19.9 million non-cash impairment charge as a result of a change in the fair value of trade names associated with certain prior year acquisitions. These trade names are reported within our United States facilities services segment. The impairment primarily results from both lower forecasted revenues and margins of our industrial services business, which have been adversely affected by a lower demand for our services due to a reduced demand for domestic refined oil products.

          In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their future discounted cash flows. The annual impairment review of our other identifiable intangible assets for the year ended December 31, 2009 resulted in a $2.0 million non-cash impairment charge as a result of a change in the fair value of customer relationships associated with certain prior year acquisitions reported in our United States mechanical construction and facilities services segment. For the six months ended June 30, 2010, no impairment of our other identifiable intangible assets was recognized.

          As of June 30, 2010, we had $594.4 million of goodwill on our balance sheet and, of this amount, approximately 69.9% relates to our United States facilities services segment, approximately 29.5% relates to our United States mechanical construction and facilities services segment and approximately 0.6% relates to our United States electrical construction and facilities services segment. Due to changes in circumstances since our annual impairment test, we performed an interim impairment test during the second quarter of 2010 with regard to our United States facilities services segment. That test indicated the fair value of our United States facilities services segment exceeded its carrying value by approximately $38.0 million. The weighted average cost of capital used in testing for impairment was 12.3% with a perpetual growth rate of 2.8%. No events have occurred that would more likely than not reduce the fair value of our United States electrical construction and facilities services and United States mechanical construction and facilities services reporting segments below their carrying amount.

          Our development of the present value of future cash flow projections used in impairment testing is based upon assumptions and estimates by management from a review of our operating results, business plans, anticipated growth rates and margins and weighted average cost of capital, among others. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods. There can be no assurances that our estimates and assumptions made for purposes of our goodwill and identifiable intangible asset impairment testing will prove to be accurate predictions of the future. As indicated, the results of our operations for the second quarter of 2010 reflect decreases in revenues, gross profit, gross profit margin, net income and diluted earnings per share compared to the year ago quarter. While our overall levels of backlog remain flat at $3.15 billion from December 31, 2009 to June 30, 2010, indicating possible signs of a stabilization within our markets, visibility into certain end user markets and overall customer demand makes forecasting challenging in the current environment. Actual performance and backlog activity in future periods will be important to our ongoing impairment assessments. If our assumptions regarding business plans or anticipated growth rates and/or margins are not achieved, we may be required to record goodwill and/or identifiable intangible asset impairment charges in future periods, in advance of our next annual impairment testing of October 1, 2010.

          There have been no impairments recognized through the first six months of 2010, except for a $19.9 million non-cash impairment charge associated with various trade names as discussed above. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such a charge would be material.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          We have not used any derivative financial instruments, except as discussed below, during the six months ended June 30, 2010, including trading or speculating on changes in commodity prices of materials used in our business.

          We are exposed to market risk for changes in interest rates for borrowings under the 2010 Revolving Credit Facility and interest rate swap. Borrowings under the 2010 Revolving Credit Facility bear interest at variable rates. As of June 30, 2010, there were borrowings of $150.0 million outstanding under the 2010 Revolving Credit Facility. This instrument bears interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at June 30, 2010) plus 1.75% to 2.25% based on certain financial tests or (2) United States dollar LIBOR (0.35% at June 30, 2010) plus 2.75% to 3.25% based on certain financial tests. The interest rate in effect at June 30, 2010 was 3.10%. Based on the $150.0 million borrowings outstanding on the 2010 Revolving Credit Facility, if overall interest rates were to increase by 50 basis points, the net of tax interest expense would increase by approximately $0.5 million in the next twelve months. Conversely, if overall interest rates were to decrease by 50 basis points, interest expense, net of income taxes, would decrease by approximately $0.5 million in the next twelve months. Letter of credit fees issued under this facility range from 2.75% to 3.25% of the respective face amounts of the letters of credit issued and are charged based on certain financial tests. The 2010 Revolving Credit Facility expires in February 2013. There is no guarantee that we will be able to renew the 2010 Revolving Credit Facility at its expiration.

          As of June 30, 2010, the fair value of our interest rate swap was a net liability of $0.5 million. Under the terms of the interest rate swap, we pay the counterparty a fixed rate of interest of 2.225% and receive a variable rate of interest from the same counterparty. As an indication of the interest rate swap’s sensitivity to changes in interest rates based upon an immediate 50 basis point increase in the appropriate interest rate at June 30, 2010, the termination fair value of the interest rate swap, without consideration of nonperformance risk, would be a liability of approximately $0.3 million. Conversely, upon an immediate 50 basis point decrease in that rate, without consideration of nonperformance risk, the termination fair value of this swap would be a liability of approximately $0.7 million.

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

          In addition, we are exposed to market risk of fluctuations in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in both our construction and facilities services operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of over 8,000 vehicles. While we believe we can increase our prices to adjust for some price increases in commodities, there can be no assurance that price increases of all commodities, if they were to occur, would be recoverable.

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

          There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: July 29, 2010

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

Exhibit 4.1(a) to EMCOR’s Report on Form 8-K (Date of Report February 4, 2010) (“February 2010 Form 8-K”)

4(b)	Third Amended and Restated Security Agreement dated as of February 4, 2010 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4.1(b) to the February 2010 Form 8-K

4(c)	Third Amended and Restated Pledge Agreement dated as of February 4, 2010 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4.1(c) to the February 2010 Form 8-K

4(d)	Second Amended and Restated Guaranty Agreement dated as of February 4, 2010 by certain of EMCOR’s U.S. subsidiaries in favor of Bank of Montreal, as Agent	Exhibit 4.1(d) to the February 2010 Form 8-K

10(a)	Severance Agreement between EMCOR and Frank T. MacInnis	Exhibit 10.2 to EMCOR’s Report on Form 8-K (Date of Report April 25, 2005) (“April 2005 Form 8-K”)

10(b)	Form of Severance Agreement (“Severance Agreement”) between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to the April 2005 Form 8-K

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Page Number

10(c)	Form of Amendment to Severance Agreement between EMCOR and each of Frank T. MacInnis, Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“March 2007 Form 10-Q”)

10(d)	Letter Agreement dated October 12, 2004 between Anthony Guzzi and EMCOR (the “Guzzi Letter Agreement”)	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report October 12, 2004)

10(e)	Form of Confidentiality Agreement between Anthony Guzzi and EMCOR	Exhibit C to the Guzzi Letter Agreement

10(f)	Form of Indemnification Agreement between EMCOR and each of its officers and directors	Exhibit F to the Guzzi Letter Agreement

10(g-1)	Severance Agreement (“Guzzi Severance Agreement”) dated October 25, 2004 between Anthony Guzzi and EMCOR	Exhibit D to the Guzzi Letter Agreement

10(g-2)	Amendment to Guzzi Severance Agreement	Exhibit 10(g-2) to the March 2007 Form 10-Q

10(h-1)	1994 Management Stock Option Plan (“1994 Option Plan”)	Exhibit 10(o) to Form 10

10(h-2)	Amendment to Section 12 of the 1994 Option Plan	Exhibit (g-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2000 (“2000 Form 10-K”)

10(h-3)	Amendment to Section 13 of the 1994 Option Plan	Exhibit (g-3) to 2000 Form 10-K

10(i-1)	1995 Non-Employee Directors’ Non-Qualified Stock Option Plan (“1995 Option Plan”)	Exhibit 10(p) to Form 10

10(i-2)	Amendment to Section 10 of the 1995 Option Plan	Exhibit (h-2) to 2000 Form 10-K

10(j-1)	1997 Non-Employee Directors’ Non-Qualified Stock Option Plan (“1997 Option Plan”)	Exhibit 10(k) to 1998 Form 10-K

10(j-2)	Amendment to Section 9 of the 1997 Option Plan	Exhibit 10(i-2) to 2000 Form 10-K

10(l-1)	Continuity Agreement dated as of June 22, 1998 between Frank T. MacInnis and EMCOR (“MacInnis Continuity Agreement”)	Exhibit 10(a) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (“June 1998 Form 10-Q”)

10(l-2)	Amendment dated as of May 4, 1999 to MacInnis Continuity Agreement	Exhibit 10(h) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (“June 1999 Form 10-Q”)

10(l-3)	Amendment dated as of March 1, 2007 to MacInnis Continuity Agreement	Exhibit 10(l-3) to the March 2007 Form 10-Q

10(m-1)	Continuity Agreement dated as of June 22, 1998 between Sheldon I. Cammaker and EMCOR (“Cammaker Continuity Agreement”)	Exhibit 10(c) to the June 1998 Form 10-Q

10(m-2)	Amendment dated as of May 4, 1999 to Cammaker Continuity Agreement	Exhibit 10(i) to the June 1999 Form 10-Q

10(m-3)	Amendment dated as of March 1, 2007 to Cammaker Continuity Agreement	Exhibit 10(m-3) to the March 2007 Form 10-Q

10(n-1)	Continuity Agreement dated as of June 22, 1998 between R. Kevin Matz and EMCOR (“Matz Continuity Agreement”)	Exhibit 10(f) to the June 1998 Form 10-Q

10(n-2)	Amendment dated as of May 4, 1999 to Matz Continuity Agreement	Exhibit 10(m) to the June 1999 Form 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Page Number

10(n-3)	Amendment dated as of January 1, 2002 to Matz Continuity Agreement	Exhibit 10(o-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“March 2002 Form 10-Q”)

10(n-4)	Amendment dated as of March 1, 2007 to Matz Continuity Agreement	Exhibit 10(n-4) to the March 2007 Form 10-Q

10(o-1)	Continuity Agreement dated as of June 22, 1998 between Mark A. Pompa and EMCOR (“Pompa Continuity Agreement”)	Exhibit 10(g) to the June 1998 Form 10-Q

10(o-2)	Amendment dated as of May 4, 1999 to Pompa Continuity Agreement	Exhibit 10(n) to the June 1999 Form 10-Q

10(o-3)	Amendment dated as of January 1, 2002 to Pompa Continuity Agreement	Exhibit 10(p-3) to the March 2002 Form 10-Q

10(o-4)	Amendment dated as of March 1, 2007 to Pompa Continuity Agreement	Exhibit 10(o-4) to the March 2007 Form 10-Q

10(p-1)	Change of Control Agreement dated as of October 25, 2004 between Anthony Guzzi (“Guzzi”) and EMCOR (“Guzzi Continuity Agreement”)	Exhibit E to the Guzzi Letter Agreement

10(p-2)	Amendment dated as of March 1, 2007 to Guzzi Continuity Agreement	Exhibit 10(p-2) to the March 2007 Form 10-Q

10(q-1)	Amendment dated as of March 29, 2010 to Severance Agreement with Sheldon I. Cammaker, Anthony J. Guzzi, Frank T. MacInnis, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to Form 8-K (Date of Report March 29, 2010) (“March 2010 Form 8-K”)

10(q-2)	Amendment to Continuity Agreements and Severance Agreements with Sheldon I. Cammaker, Anthony J. Guzzi, Frank T. MacInnis, R. Kevin Matz and Mark A. Pompa	Exhibit 10(q) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”)

10(r)	Letter Agreement dated May 25, 2010 between EMCOR and Frank T. MacInnis	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report May 25, 2010)

10(s-1)	Incentive Plan for Senior Executive Officers of EMCOR Group, Inc. (“Incentive Plan for Senior Executives”)	Exhibit 10.3 to Form 8-K (Date of Report March 4, 2005)

10(s-2)	First Amendment to Incentive Plan for Senior Executives	Exhibit 10(t) to 2005 Form 10-K

10(s-3)	Amendment made February 27, 2008 to Incentive Plan for Senior Executive Officers	Exhibit 10(r-3) to 2008 Form 10-K

10(s-4)	Amendment made December 22, 2008 to Incentive Plan for Senior Executive Officers	Exhibit 10(r-4) to 2008 Form 10-K

10(s-5)	Amendment made December 15, 2009 to Incentive Plan for Senior Executive Officers	Exhibit 10(r-5) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”)

10(s-6)	Suspension of Incentive Plan for Senior Executive Officers	Exhibit 10(r-5) to 2008 Form 10-K

10(t-1)	EMCOR Group, Inc. Long-Term Incentive Plan (“LTIP”)	Exhibit 10 to Form 8-K (Date of Report December 15, 2005)

10(t-2)	First Amendment to LTIP and updated Schedule A to LTIP	Exhibit 10(s-2) to 2008 Form 10-K

10(t-3)	Second Amendment to LTIP	Exhibit 10.2 to March 2010 Form 8-K

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Page Number

10(t-4)	Form of Certificate Representing Stock Units issued under LTIP	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”)

10(u-1)	2003 Non-Employee Directors’ Stock Option Plan	Exhibit A to EMCOR’s Proxy Statement for its Annual Meeting held on June 12, 2003 (“2003 Proxy Statement”)

10(u-2)	First Amendment to 2003 Non-Employee Directors’ Plan	Exhibit 10(u-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”)

10(v-1)	2003 Management Stock Incentive Plan	Exhibit B to EMCOR’s 2003 Proxy Statement

10(v-2)	Amendments to 2003 Management Stock Incentive Plan	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 Form 10-K”)

10(v-3)	Second Amendment to 2003 Management Stock Incentive Plan	Exhibit 10(v-3) to 2006 Form 10-K

10(w)	Form of Stock Option Agreement evidencing grant of stock options under the 2003 Management Stock Incentive Plan	Exhibit 10.1 to Form 8-K (Date of Report January 3, 2005)

10(x)	Key Executive Incentive Bonus Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008 (“2008 Proxy Statement”)

10(y)	2005 Management Stock Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 16, 2005 (“2005 Proxy Statement”)

10(z)	First Amendment to 2005 Management Stock Incentive Plan	Exhibit 10(z) to 2006 Form 10-K

10(a)(a-1)	2005 Stock Plan for Directors	Exhibit C to 2005 Proxy Statement

10(a)(a-2)	First Amendment to 2005 Stock Plan for Directors	Exhibit 10(a)(a-2) to 2006 Form 10-K

10(a)(a-3)	Consents on December 15, 2009 to Transfer Stock Options by Non-Employee Directors	Exhibit 10(z) to 2009 Form 10-K

10(b)(b)	Option Agreement between EMCOR and Frank T. MacInnis dated May 5, 1999	Exhibit 4.4 to 2004 Form S-8 (Date of Report February 18, 2004) (“2004 Form S-8”)

10(c)(c)

Form of EMCOR Option Agreement for Messrs. Frank T. MacInnis, Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa (collectively the “Executive Officers”) for options granted January 4, 1999, January 3, 2000 and January 2, 2001

Exhibit 4.5 to 2004 Form S-8

10(d)(d)	Form of EMCOR Option Agreement for Executive Officers granted December 1, 2001	Exhibit 4.6 to 2004 Form S-8

10(e)(e)	Form of EMCOR Option Agreement for Executive Officers granted January 2, 2002, January 2, 2003 and January 2, 2004	Exhibit 4.7 to 2004 Form S-8

10(f)(f)	Form of EMCOR Option Agreement for Directors granted June 19, 2002, October 25, 2002 and February 27, 2003	Exhibit 4.8 to 2004 Form S-8

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Page Number

10(g)(g)	Option Agreement dated October 25, 2004 between Guzzi and EMCOR	Exhibit A to Guzzi Letter

10(h)(h-1)	2007 Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 20, 2007

10(h)(h-2)	Option Agreement dated December 13, 2007 under 2007 Incentive Plan between Jerry E. Ryan and EMCOR	Exhibit 10(h)(h-2) to 2007 Form 10-K

10(h)(h-3)	Option Agreement dated December 15, 2008 under 2007 Incentive Plan between David Laidley and EMCOR	Exhibit 10.1 to Form 8-K (Date of Report December 15, 2008)

10(h)(h-4)	Form of Option Agreement under 2007 Incentive Plan between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(h)(h-3) to 2007 Form 10-K

10(i)(i-1)	2010 Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held on June 11, 2010

10(i)(i-2)	Form of Option Agreement under 2010 Incentive Plan between EMCOR and each non-employee director with respect to grant of options upon re-election at June 11, 2010 Annual Meeting of Stockholders*	Page ___

10(j)(j)	Form of letter agreement between EMCOR and each Executive Officer with respect to acceleration of options granted January 2, 2003 and January 2, 2004	Exhibit 10(b)(b) to 2004 Form 10-K

10(k)(k)	EMCOR Group, Inc. Employee Stock Purchase Plan	Exhibit C to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008

10(l)(l)	Certificate dated March 24, 2008 evidencing Phantom Stock Unit Award to Frank T. MacInnis	Exhibit 10(j)(j-1) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (“March 2008 Form 10-Q”)

10(l)(l-2)	Certificate dated March 24, 2008 evidencing Phantom Stock Unit Award to Anthony J. Guzzi	Exhibit 10(j)(j-2) to the March 2008 Form 10-Q

10(m)(m)	Certificate dated March 24, 2008 evidencing Stock Unit Award to Frank T. MacInnis	Exhibit 10(k)(k) to the March 2008 Form 10-Q

10(n)(n)	Form of Restricted Stock Award Agreement dated January 4, 2010 between EMCOR and each of Albert Fried, Jr., Richard F. Hamm, Jr., David H. Laidley, Jerry E. Ryan and Michael T. Yonker	Exhibit 10(l)(l) to 2009 Form 10-K

11	Computation of Basic EPS and Diluted EPS for the three and six months ended June 30, 2010 and 2009	Note D of the Notes to the Condensed Consolidated Financial Statements

31.1	Certification Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 by Frank T. MacInnis, the Chairman of the Board of Directors and Chief Executive Officer *	Page ___

31.2	Certification Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer *	Page ___

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Page Number

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chairman of the Board of Directors and Chief Executive Officer **	Page ___

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer **	Page ___

101

The following materials from EMCOR Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Equity and Comprehensive Income and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.***

Page ___

*	Filed Herewith
**	Furnished Herewith
***	Submitted Electronically Herewith

The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.