Form 10-Q
period 2010-09-30
EMCOR GROUP INC
filed 2010-11-02
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Applicable Only To Corporate Issuers
Number of shares of Common Stock outstanding as of the close of business on October 29, 2010: 66,451,792 shares.

EMCOR Group, Inc.
INDEX

Page No.

PART I. — Financial Information.

Item 1. Financial Statements.

Condensed Consolidated Balance Sheets — as of September 30, 2010 and December 31, 2009	1

Condensed Consolidated Statements of Operations — three months ended September 30, 2010 and 2009	3

Condensed Consolidated Statements of Operations — nine months ended September 30, 2010 and 2009	4

Condensed Consolidated Statements of Cash Flows — nine months ended September 30, 2010 and 2009	5

Condensed Consolidated Statements of Equity and Comprehensive (Loss) Income — nine months ended September 30, 2010 and 2009	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20

Item 3. Quantitative and Qualitative Disclosures about Market Risk.	36

Item 4. Controls and Procedures.	37

PART II. — Other Information.

Item 5. Other Information.	37

Item 6. Exhibits.	37

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. — FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.
EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2010	2009
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$641,111	$726,975
Accounts receivable, net	1,053,355	1,057,171
Costs and estimated earnings in excess of billings on uncompleted contracts	114,592	90,049
Inventories	27,789	34,468
Prepaid expenses and other	52,623	68,702

Total current assets	1,889,470	1,977,365

Investments, notes and other long-term receivables	5,749	19,287

Property, plant and equipment, net	87,478	92,057

Goodwill	388,673	593,628

Identifiable intangible assets, net	223,995	264,522

Other assets	32,139	35,035

Total assets	$2,627,504	$2,981,894

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)

LIABILITIES AND EQUITY

Current liabilities:
Borrowings under working capital credit line	$—	$—
Current maturities of long-term debt and capital lease obligations	305	45,100
Accounts payable	347,158	379,764
Billings in excess of costs and estimated earnings on uncompleted contracts	500,014	526,241
Accrued payroll and benefits	169,456	215,967
Other accrued expenses and liabilities	141,295	167,533

Total current liabilities	1,158,228	1,334,605

Borrowings under working capital credit line	150,000	—

Long-term debt and capital lease obligations	53	150,251

Other long-term obligations	201,112	270,572

Total liabilities	1,509,393	1,755,428

Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 68,895,671 and 68,675,223 shares issued, respectively	689	687
Capital surplus	424,140	416,267
Accumulated other comprehensive loss	(43,005)	(52,699)
Retained earnings	742,600	869,267
Treasury stock, at cost 2,455,875 and 2,487,879 shares, respectively	(16,084)	(15,451)

Total EMCOR Group, Inc. stockholders’ equity	1,108,340	1,218,071

Noncontrolling interests	9,771	8,395

Total equity	1,118,111	1,226,466

Total liabilities and equity	$2,627,504	$2,981,894

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

Three months ended September 30,	2010	2009

Revenues	$1,277,277	$1,371,985
Cost of sales	1,104,349	1,166,740

Gross profit	172,928	205,245
Selling, general and administrative expenses	119,450	137,895
Restructuring expenses	1,715	90
Impairment loss on goodwill and identifiable intangible assets	226,152	—

Operating (loss) income	(174,389)	67,260
Interest expense	(3,179)	(1,947)
Interest income	642	788
Gain on sale of equity investment	—	—

(Loss) income before income taxes	(176,926)	66,101
Income tax (benefit) provision	(2,362)	25,624

Net (loss) income including noncontrolling interests	(174,564)	40,477
Less: Net income attributable to noncontrolling interests	(1,061)	(491)

Net (loss) income attributable to EMCOR Group, Inc.	$(175,625)	$39,986

Basic (loss) earnings per common share:
Net (loss) income attributable to EMCOR Group, Inc. common stockholders	$(2.64)	$0.61

Diluted (loss) earnings per common share:
Net (loss) income attributable to EMCOR Group, Inc. common stockholders	$(2.64)	$0.59

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

Nine months ended September 30,	2010	2009

Revenues	$3,765,138	$4,189,291
Cost of sales	3,250,695	3,576,003

Gross profit	514,443	613,288
Selling, general and administrative expenses	362,972	402,664
Restructuring expenses	2,512	4,200
Impairment loss on goodwill and identifiable intangible assets	246,081	—

Operating (loss) income	(97,122)	206,424
Interest expense	(9,355)	(5,640)
Interest income	2,054	3,416
Gain on sale of equity investment	7,900	—

(Loss) income before income taxes	(96,523)	204,200
Income tax provision	27,068	81,124

Net (loss) income including noncontrolling interests	(123,591)	123,076
Less: Net income attributable to noncontrolling interests	(3,076)	(1,503)

Net (loss) income attributable to EMCOR Group, Inc.	$(126,667)	$121,573

Basic (loss) earnings per common share:
Net (loss) income attributable to EMCOR Group, Inc. common stockholders	$(1.91)	$1.85

Diluted (loss) earnings per common share:
Net (loss) income attributable to EMCOR Group, Inc. common stockholders	$(1.91)	$1.81

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

Nine months ended September 30,	2010	2009

Cash flows from operating activities:
Net (loss) income including noncontrolling interests	$(123,591)	$123,076
Depreciation and amortization	19,020	19,751
Amortization of identifiable intangible assets	11,484	14,400
Deferred income taxes	(7,387)	4,769
Gain on sale of equity investments	(12,409)	—
Excess tax benefits from share-based compensation	(304)	(752)
Equity income from unconsolidated entities	(594)	(2,331)
Non-cash expense for impairment of goodwill and identifiable intangible assets	246,081	—
Other non-cash items	7,286	14,027
Supplemental defined benefit plan contribution	(25,916)	—
Distributions from unconsolidated entities	866	3,847
Changes in operating assets and liabilities	(145,159)	95,408

Net cash (used in) provided by operating activities	(30,623)	272,195

Cash flows from investing activities:
Payments for acquisitions of businesses, identifiable intangible assets and related earn-out agreements	(11,465)	(15,499)
Proceeds from sale of equity investments	25,570	—
Proceeds from sale of property, plant and equipment	532	542
Purchase of property, plant and equipment	(13,970)	(17,247)
Investments in and advances to unconsolidated entities and joint ventures	(65)	(8,000)

Net cash provided by (used in) investing activities	602	(40,204)

Cash flows from financing activities:
Proceeds from working capital credit line	153,000	—
Repayments of working capital credit line	(3,000)	—
Repayments of long-term debt and debt issuance costs	(200,824)	(2,291)
Repayments of capital lease obligations	(273)	(971)
Proceeds from exercise of stock options	1,119	1,109
Issuance of common stock under employee stock purchase plan	1,750	1,580
Distributions to noncontrolling interests	(1,700)	(550)
Excess tax benefits from share-based compensation	304	752

Net cash used in financing activities	(49,624)	(371)

Effect of exchange rate changes on cash and cash equivalents	(6,219)	10,742

(Decrease) increase in cash and cash equivalents	(85,864)	242,362
Cash and cash equivalents at beginning of year	726,975	405,869

Cash and cash equivalents at end of period	$641,111	$648,231

Supplemental cash flow information:
Cash paid for:
Interest	$6,823	$4,466
Income taxes	$62,985	$71,099
Non-cash financing activities:
Capital lease obligations terminated	$—	$674
Contingent purchase price accrued	$1,479	$1,818
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
AND COMPREHENSIVE (LOSS) INCOME
(In thousands)(Unaudited)

			EMCOR Group, Inc. Stockholders
					Accumulated
					other
		Comprehensive	Common	Capital	comprehensive	Retained	Treasury	Noncontrolling
	Total	(loss) income	stock	surplus	(loss) income (1)	earnings	stock	interests

Balance, January 1, 2009	$1,050,769		$681	$397,895	$(49,318)	$708,511	$(14,424)	$7,424
Net income including noncontrolling interests	123,076	$123,076	—	—	—	121,573	—	1,503
Foreign currency translation adjustments	4,917	4,917	—	—	4,917	—	—	—
Pension adjustment, net of tax benefit of $1.0 million	2,385	2,385	—	—	2,385	—	—	—
Deferred loss on cash flow hedge, net of tax benefit of $0.5 million	(787)	(787)	—	—	(787)	—	—	—

Comprehensive income		129,591
Less : Net income attributable to noncontrolling interests		(1,503)

Comprehensive income attributable to EMCOR		$128,088

Treasury stock, at cost (2)	(1,589)		—	—	—	—	(1,589)	—
Common stock issued under share-based compensation plans (3)	2,002		5	1,853	—	—	144	—
Common stock issued under employee stock purchase plan	1,580		—	1,580	—	—	—	—
Distributions to noncontrolling interests	(550)		—	—	—	—	—	(550)
Share-based compensation expense	4,428		—	4,428	—	—	—	—
Capital contributed by selling shareholders of acquired business (4)	1,572		—	1,572	—	—	—	—

Balance, September 30, 2009	$1,187,803		$686	$407,328	$(42,803)	$830,084	$(15,869)	$8,377

Balance, January 1, 2010	$1,226,466		$687	$416,267	$(52,699)	$869,267	$(15,451)	$8,395
Net (loss) income including noncontrolling interests	(123,591)	$(123,591)	—	—	—	(126,667)	—	3,076
Foreign currency translation adjustments	1,877	1,877	—	—	1,877	—	—	—
Pension adjustment, net of tax benefit of $2.9 million	7,268	7,268	—	—	7,268	—	—	—
Deferred gain on cash flow hedge, net of tax benefit of $0.4 million	549	549	—	—	549	—	—	—

Comprehensive loss		(113,897)
Less : Net income attributable to noncontrolling interests		(3,076)

Comprehensive loss attributable to EMCOR		$(116,973)

Treasury stock, at cost (2)	(875)		—	—	—	—	(875)	—
Common stock issued under share-based compensation plans (3)	1,321		2	1,077	—	—	242	—
Common stock issued under employee stock purchase plan	1,750		—	1,750	—	—	—	—
Distributions to noncontrolling interests	(1,700)		—	—	—	—	—	(1,700)
Share-based compensation expense	5,046		—	5,046	—	—	—	—

Balance, September 30, 2010	$1,118,111		$689	$424,140	$(43,005)	$742,600	$(16,084)	$9,771

(1)	Represents cumulative foreign currency translation adjustments, pension liability adjustments and deferred gain (loss) on interest rate swap.

(2)	Represents value of shares of common stock withheld by EMCOR for income tax withholding requirements upon the issuance of shares in respect of restricted stock units.

(3)	Includes the tax benefit associated with share-based compensation for the nine months September 30, 2010 and 2009 of $0.2 million and $0.9 million, respectively.

(4)
Represents redistributed portion of acquisition-related payments to certain employees of a company, the outstanding stock of which we acquired. These employees were not shareholders of that company. Such payments were dependent on continuing employment with us and were recorded as non-cash compensation expense.

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
In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly our financial position and the results of our operations. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.
Our reportable segments reflect certain reclassifications of prior year amounts from our United States mechanical construction and facilities services segment to our United States facilities services segment due to changes in our internal reporting structure.
NOTE B New Accounting Pronouncements
On January 1, 2010, we adopted the accounting pronouncement regarding the consolidation of variable interest entities, which changes the consolidation guidance related to a variable interest entity (“VIE”). It also amends the guidance governing the determination of whether or not an enterprise is the primary beneficiary of a VIE and, if so, is therefore required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis includes, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb the losses or the right to receive the benefits of the VIE that could potentially be significant to the VIE. This statement also requires periodic reassessments of whether an enterprise is the primary beneficiary of a VIE. We were previously required to reconsider whether an enterprise is the primary beneficiary of a VIE only when specific events had occurred. This pronouncement also requires enhanced disclosures about an enterprise’s involvement with a VIE. The adoption of this pronouncement did not have any effect on our consolidated financial statements.
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
During the third quarter of 2010, we finalized the purchase price allocation and the valuation of the identifiable intangible assets of the company acquired in 2010, resulting in an immaterial adjustment to the value of the related goodwill and identifiable intangible assets. The two acquired companies referred to in the immediately preceding paragraph were accounted for by the acquisition method, and the prices paid for them have been allocated to their respective assets and liabilities, based upon the estimated fair values of their respective assets and liabilities at the dates of their respective acquisitions.
NOTE D Earnings Per Share
Calculation of Basic and Diluted (Loss) Earnings per Common Share
The following table summarizes our calculation of Basic and Diluted (Loss) Earnings per Common Share (“EPS”) for the three and nine months ended September 30, 2010 and 2009 (in thousands, except share and per share data):

	For the
	three months ended
	September 30,
	2010	2009
Numerator:
Net (loss) income attributable to EMCOR Group, Inc. available to common stockholders	$(175,625)	$39,986

Denominator:
Weighted average shares outstanding used to compute basic (loss) earnings per common share	66,400,105	65,897,546
Effect of diluted securities — Share-based awards	—	1,654,073

Shares used to compute diluted (loss) earnings per common share	66,400,105	67,551,619

Basic (loss) earnings per common share:
Net (loss) income attributable to EMCOR Group, Inc. available to common stockholders	$(2.64)	$0.61

Diluted (loss) earnings per share:
Net (loss) income attributable to EMCOR Group, Inc. available to common stockholders	$(2.64)	$0.59

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE D Earnings Per Share — (continued)

	For the
	nine months ended
	September 30,
	2010	2009
Numerator:
Net (loss) income attributable to EMCOR Group, Inc. common stockholders	$(126,667)	$121,573

Denominator:
Weighted average shares outstanding used to compute basic (loss) earnings per common share	66,344,180	65,864,793
Effect of diluted securities — Share-based awards	—	1,414,302

Shares used to compute diluted (loss) earnings per common share	66,344,180	67,279,095

Basic (loss) earnings per common share:
Net (loss) income attributable to EMCOR Group, Inc. common stockholders	$(1.91)	$1.85

Diluted (loss) earnings per common share:
Net (loss) income attributable to EMCOR Group, Inc. common stockholders	$(1.91)	$1.81

The effect of 1,605,848 and 1,614,979 of common stock equivalents has been excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2010, respectively, due to our net loss position in these periods. Assuming dilution, there were 471,347 and 311,347 anti-dilutive stock options excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2010, respectively. There were 295,624 and 516,386 anti-dilutive stock options that were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2009, respectively.
NOTE E Inventories
Inventories consist of the following amounts (in thousands):

	September 30,	December 31,
	2010	2009
Raw materials and construction materials	$16,740	$16,735
Work in process	11,049	17,733

	$27,789	$34,468

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
On June 7, 2010, we sold our equity interest in a Middle East venture, which performed facilities services, to our partner in the venture. As a result of this sale, we received $7.9 million and recognized a pretax gain in this amount, which is classified as a “Gain on sale of equity investment” on the Condensed Consolidated Statements of Operations.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE G Goodwill and Long-Lived Assets
During the third quarter of 2010 and prior to our October 1 annual impairment test, we concluded that impairment indicators existed within the United States facilities services segment based upon its year to date results and recent forecasts. As a result of that conclusion, we performed a step one test as prescribed under Accounting Standard Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other” for that particular reporting unit which concluded that impairment indicators existed within that reporting unit due to significant declines in year to date revenues and operating margins which caused us to revise our expectations for the strength of a near term recovery in our financial models for businesses within that reporting unit. Specifically, we reduced our net sales growth rates and operating margins within our discounted cash flow model, as well as our terminal value growth rates. In addition, we estimated a higher participant risk adjusted weighted average cost of capital. Therefore, the required second step of the assessment for the reporting unit was performed in which the implied fair value of that reporting unit’s goodwill was compared to the book value of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, that is, the estimated fair value of the reporting unit is allocated to all of those assets and liabilities of that unit (including both recognized and unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of that reporting unit’s goodwill, an impairment loss is recognized in the amount of the excess and is charged to operations. We determined the fair value of the reporting unit using discounted estimated future cash flows.
As a result of our impairment assessment, we recognized a $210.6 million non-cash goodwill impairment charge. In addition, at this interim date and prior to our goodwill testing, we also reviewed the carrying value of the other identifiable intangible assets to determine whether they were also impaired. As a result of this assessment, we recorded an additional $15.6 million non-cash impairment charge due to a change in the fair value of various trade names, which are not being amortized, associated with certain prior year acquisitions for the three months ended September 30, 2010. A deferred tax benefit of $19.6 million was recognized during the three months ended September 30, 2010 as a result of the total amount of impairment charges. Additionally, during the second quarter of 2010, we recorded an additional $19.9 million non-cash impairment charge associated with the fair value of various trade names. A deferred tax benefit of $8.0 million was recognized during the three months ended June 30, 2010 as a result of this impairment charge. The goodwill and trade names referred to above are reported within our United States facilities services segment. The impairment primarily results from both lower forecasted revenues from and operating margins at our United States facilities services segment, which has been adversely affected by industry conditions, primarily within the oil and petrochemical markets. We test for the impairment of trade names that are not subject to amortization by calculating the fair value using the “relief from royalty payments” methodology, which involves estimating royalty rates for each trade name and applying these rates to a net revenue stream, which is discounted to determine fair value. For the year ended December 31, 2009, no impairment of goodwill was recognized. These impairments did not have any impact on our compliance with our debt covenants or on our cash flows.
These impairments fall within Level 3 of the fair value hierarchy (see Note J “Fair Value Measurements” for further discussion), due to the use of significant unobservable inputs to determine fair value. The fair value measurements were calculated using unobservable inputs, primarily using the income approach, specifically the discounted cash flow method. The amount and timing of future cash flows within our analysis was based on our most recent operations forecasts, long range strategic plans and other estimates.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE G Goodwill and Long-Lived Assets — (continued)
The changes in the carrying amount of goodwill by reportable segments were as follows (in thousands):

	United States	United States
	electrical	mechanical
	construction	construction	United States
	and facilities	and facilities	facilities
	services segment	services segment	services segment	Total

Balance at January 1, 2010	$3,823	$177,740	$412,065	$593,628
Acquisitions and purchase price adjustments	—	—	5,647	5,647
Transfers	—	(2,565)	2,565	—
Impairments	—	—	(210,602)	(210,602)

Balance at September 30, 2010	$3,823	$175,175	$209,675	$388,673

Identifiable intangible assets consist of the following (in thousands):

	September 30, 2010			December 31, 2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Total	Amount	Amortization	Total

Contract backlog	$35,405	$(34,397)	$1,008	$34,505	$(33,294)	$1,211
Developed technology	91,000	(13,840)	77,160	91,000	(10,427)	80,573
Customer relationships	119,550	(29,595)	89,955	115,655	(24,021)	91,634
Non-competition agreements	7,283	(6,398)	885	7,243	(5,004)	2,239
Trade names (unamortized)	54,987	—	54,987	88,865	—	88,865

Total	$308,225	$(84,230)	$223,995	$337,268	$(72,746)	$264,522

Amortization expense related to identifiable intangible assets was $3.8 million and $11.5 million for the three and nine months ended September 30, 2010, respectively.
NOTE H Debt
Debt in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

	September 30,	December 31,
	2010	2009
2010 Revolving Credit Facility	$150,000	$—
Term Loan	—	194,750
Capitalized lease obligations	329	601
Other	29	—

	150,358	195,351
Less: current maturities	305	45,100

	$150,053	$150,251

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE H Debt — (continued)
Until February 4, 2010, we had a revolving credit agreement (the “Old Revolving Credit Facility”) as amended, which provided for a credit facility of $375.0 million. Effective February 4, 2010, we replaced the Old Revolving Credit Facility that was due to expire October 17, 2010 with an amended and restated $550.0 million revolving credit facility (the “2010 Revolving Credit Facility”). The 2010 Revolving Credit Facility expires in February 2013. It permits us to increase our borrowing to $650.0 million if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $175.0 million of the borrowing capacity under the 2010 Revolving Credit Facility to letters of credit, which amount compares to $125.0 million under the Old Revolving Credit Facility. The 2010 Revolving Credit Facility is guaranteed by certain of our direct and indirect subsidiaries and is secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2010 Revolving Credit Facility contains various covenants requiring, among other things, maintenance of certain financial ratios and certain restrictions with respect to payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount of the 2010 Revolving Credit Facility. The fee is 0.5% of the unused amount, based on certain financial tests. Borrowings under the 2010 Revolving Credit Facility bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at September 30, 2010) plus 1.75% to 2.25%, based on certain financial tests or (2) United States dollar LIBOR (0.26% at September 30, 2010) plus 2.75% to 3.25%, based on certain financial tests. The interest rate in effect at September 30, 2010 was 3.01%. Letter of credit fees issued under this facility range from 2.75% to 3.25% of the respective face amounts of the letters of credit issued and are charged based on certain financial tests. We capitalized approximately $6.0 million of debt issuance costs associated with the 2010 Revolving Credit Facility. This amount is being amortized over the life of the facility and is included as part of interest expense. In connection with the termination of the Old Revolving Credit Facility, less than $0.1 million attributable to the acceleration of expense for debt issuance costs was recorded as part of interest expense. As of September 30, 2010 and December 31, 2009, we had approximately $77.5 million and $68.9 million of letters of credit outstanding, respectively. There were no borrowings under the Old Revolving Credit Facility as of December 31, 2009. We have borrowings of $150.0 million outstanding under the 2010 Revolving Credit Facility at September 30, 2010, which may remain outstanding at our discretion until the 2010 Revolving Credit Facility expires. On September 19, 2007, we entered into an agreement providing for a $300.0 million term loan (“Term Loan”). The proceeds of the Term Loan were used to pay a portion of the consideration for an acquisition and costs and expenses incident thereto. In connection with the closing of the 2010 Revolving Credit Facility, we proceeded to borrow $150.0 million under this facility and used the proceeds along with cash on hand to prepay on February 4, 2010 all indebtedness outstanding under the Term Loan. In connection with this prepayment, $0.6 million attributable to the acceleration of expense for debt issuance costs associated with the Term Loan was recorded as part of interest expense.
NOTE I Derivative Instrument and Hedging Activity
On January 27, 2009, we entered into an interest rate swap agreement (the “Swap Agreement”), which hedges the interest rate risk on our variable rate debt. The Swap Agreement, which has a notional amount of $192.5 million, is used to manage the variable interest rate of our borrowings and related overall cost of borrowing. We mitigate the risk of counterparty nonperformance by choosing as our counterparty a major reputable financial institution with an investment grade credit rating.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE I Derivative Instrument and Hedging Activity — (continued)
The Swap Agreement matures in October 2010. We pay a fixed rate of 2.225% and receive a floating rate of 30 day LIBOR on the notional amount. A portion of the interest rate swap has been designated as an effective cash flow hedge, whereby changes in the cash flows from the swap perfectly offset the changes in the cash flows associated with the floating rate of interest (see Note H, “Debt”). The fair value of the interest rate swap at September 30, 2010 was a net liability of $0.1 million. This liability reflects the interest rate swap’s termination value as the credit value adjustment for counterparty nonperformance is immaterial. We have no obligation to post any collateral related to this derivative. The fair value of the interest rate swap is based upon the valuation technique known as the market standard methodology of netting the discounted future fixed cash flows and the discounted expected variable cash flows. The variable cash flows are based on an expectation of future interest rates (forward curves) derived from observable interest rate curves. In addition, we have incorporated a credit valuation adjustment into our calculation of fair value of the interest rate swap. This adjustment recognizes both our nonperformance risk and the counterparty’s nonperformance risk. The net liability was included in “Other accrued expenses and liabilities” on our Condensed Consolidated Balance Sheet. Accumulated other comprehensive loss at September 30, 2010 included the accumulated loss, net of income taxes, on the cash flow hedge, of $0.04 million. For the three and nine months ended September 30, 2010, we recognized $0.02 million and $0.2 million, respectively, of income associated with the ineffective portion of the interest rate swap as part of interest expense.
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
Level 1 — Unadjusted quoted market prices in active markets for identical assets and liabilities.
Level 2 — Observable inputs, other than Level 1 inputs. Level 2 inputs would typically include quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.
Level 3 — Prices or valuations that require inputs that are both significant to the measurement and unobservable.
We measure the fair value of our derivative instrument on a recurring basis. At September 30, 2010, the $0.1 million fair value of the interest rate swap was determined using Level 2 inputs.
We believe that the carrying values of our financial instruments, which include accounts receivable and other financing commitments, approximate their fair values due primarily to their short-term maturities and low risk of counterparty default. The carrying value of our borrowings under the 2010 Revolving Credit Facility approximates the fair value due to the variable rate on such debt.
At September 30, 2010 and December 31, 2009, we had certain assets, specifically $239.7 million and $60.6 million, respectively, of goodwill and/or indefinite lived intangible assets, which were accounted for at fair market value on a non-recurring basis. We have determined that the fair value measurements of these non-financial assets are Level 3 in the fair value hierarchy.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE K Income Taxes
For the three months ended September 30, 2010 and 2009, our income tax (benefit) provision was $(2.4) million and $25.6 million, respectively, based on effective income tax rates, before discrete items and the tax effect of non-cash impairment charges, of 37.3% and 38.1%, respectively. The actual income tax rates for the three months ended September 30, 2010 and 2009, inclusive of discrete items and the tax effect of non-cash impairment charges, were (1.3)% and 39.1%, respectively. For the nine months ended September 30, 2010 and 2009, our income tax provisions were $27.1 million and $81.1 million, respectively, based on effective income tax rates, before discrete items and the tax effect of non-cash impairment charges, of 36.9% and 38.7%, respectively. The actual income tax rates for the nine months ended September 30, 2010 and 2009, inclusive of discrete items and the tax effect of non-cash impairment charges, were 27.2% and 40.0%, respectively. The decrease in the 2010 income tax provision for both periods was primarily due to reduced income before income taxes and a change in the allocation of earnings among various jurisdictions. The 2010 effective income tax rates were impacted by the non-cash impairment charge related to goodwill, as substantially all of the charges are not separately deductible for tax purposes.
As of September 30, 2010 and December 31, 2009, the amount of unrecognized income tax benefits for each period was $6.5 million and $7.5 million, respectively (of which $4.4 million and $5.4 million, if recognized, would favorably affect our effective income tax rate).
We recognized interest expense related to unrecognized income tax benefits in the income tax provision. As of both September 30, 2010 and December 31, 2009, we had approximately $2.2 million of accrued interest related to unrecognized income tax benefits included as a liability on the Condensed Consolidated Balance Sheets. For the three months ended September 30, 2010 and 2009, $0.2 million and $1.8 million of interest expense was reversed, respectively. For the nine months ended September 30, 2010 and 2009, $0.1 million of interest expense was recognized and $1.5 million of interest expense was reversed, respectively.
It is possible that approximately $4.6 million of unrecognized income tax benefits at September 30, 2010, primarily relating to uncertain tax positions attributable to certain intercompany transactions and compensation related accruals, will become recognized income tax benefits in the next twelve months due to the expiration of applicable statutes of limitations.
We file income tax returns with the Internal Revenue Service and various state, local and foreign jurisdictions. The Company is currently under examination by the State of Connecticut for the years 2004 through 2007. The Internal Revenue Service has completed its audit of our federal income tax returns for the years 2005 through 2007. We agreed to and paid an assessment proposed by the Internal Revenue Service pursuant to such audit. We recorded a charge of approximately $2.0 million, inclusive of interest, as a result of this audit in the first quarter of 2009, which is reflected in the results for the nine months ended September 30, 2009.
NOTE L Common Stock
As of September 30, 2010 and December 31, 2009, 66,439,796 and 66,187,344 shares of our common stock were outstanding, respectively.
For the three months ended September 30, 2010 and 2009, 82,708 and 42,700 shares of common stock, respectively, were issued upon the exercise of stock options. For the nine months ended September 30, 2010 and 2009, 219,049 and 429,767 shares of common stock, respectively, were issued upon the exercise of stock options, upon the satisfaction of required conditions under certain of our share-based compensation plans and upon the grants of shares of common stock.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE M Retirement Plans
Our United Kingdom subsidiary has a defined benefit pension plan covering all eligible employees (the “UK Plan”); however, no individual joining the company after October 31, 2001 may participate in the plan. On May 31, 2010, we curtailed the future accrual of benefits for active employees under this plan. As a result of this curtailment, we recognized a reduction of the projected benefit obligation and recorded a curtailment gain of $6.4 million, which will be amortized in the future through net periodic pension cost. This defined benefit pension plan was replaced by a defined contribution plan. In addition, as a result of the curtailment and the significant one-time contribution made to the plan discussed below, we have recomputed our 2010 net periodic pension cost for the remainder of 2010.
The weighted-average assumptions used to determine benefit obligations as of May 31, 2010 and December 31, 2009 were as follows:

	May 31, 2010	December 31, 2009
Discount rate	5.6%	5.7%
Annual rate of return on plan assets	6.9%	7.1%
Components of Net Periodic Pension Benefit Cost
The components of net periodic pension benefit cost of the UK Plan for the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Service cost	$—	$825	$1,445	$2,331
Interest cost	3,290	3,138	10,044	8,859
Expected return on plan assets	(3,145)	(2,552)	(9,040)	(7,205)
Amortization of unrecognized loss	375	1,109	2,518	3,128

Net periodic pension benefit cost	$520	$2,520	$4,967	$7,113

Employer Contributions
For the nine months ended September 30, 2010, our United Kingdom subsidiary contributed $31.4 million to its defined benefit pension plan, which included a one-time contribution of $25.9 million. It anticipates contributing an additional $1.4 million during the remainder of 2010.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE N Segment Information
Our reportable segments reflect certain reclassifications of prior year amounts from our United States mechanical construction and facilities services segment to our United States facilities services segment due to changes in our internal reporting structure.
We have the following reportable segments which provide services associated with the design, integration, installation, start-up, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; water and wastewater treatment and central plant heating and cooling); (c) United States facilities services; (d) Canada construction; (e) United Kingdom construction and facilities services; and (f) Other international construction and facilities services. The segment “United States facilities services” principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers’ facilities (industrial maintenance and services; outage services to utilities and industrial plants; commercial and government site-based operations and maintenance; military base operations support services; mobile maintenance and services; facilities management; installation and support for building systems; technical consulting and diagnostic services; small modification and retrofit projects; retrofit projects to comply with clean air laws; and program development, management and maintenance for energy systems), which services are not generally related to customers’ construction programs, as well as industrial services operations, which primarily provide aftermarket maintenance and repair services, replacement parts and fabrication services for highly engineered shell and tube heat exchangers for refineries and the petrochemical industry. The Canada construction segment performs electrical construction and mechanical construction. The United Kingdom and Other international construction and facilities services segments perform electrical construction, mechanical construction and facilities services. Our “Other international construction and facilities services” segment, consisted of our equity interest in a Middle East venture, which interest we sold on June 7, 2010. The following tables present information about industry segments and geographic areas for the three and nine months ended September 30, 2010 and 2009 (in thousands):

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE N Segment Information — (continued)

	For the three months ended
	September 30,
	2010	2009
Revenues from unrelated entities:
United States electrical construction and facilities services	$301,183	$309,820
United States mechanical construction and facilities services	431,485	472,498
United States facilities services	375,011	371,553

Total United States operations	1,107,679	1,153,871
Canada construction	57,194	80,986
United Kingdom construction and facilities services	112,404	137,128
Other international construction and facilities services	—	—

Total worldwide operations	$1,277,277	$1,371,985

Total revenues:
United States electrical construction and facilities services	$304,436	$312,226
United States mechanical construction and facilities services	433,487	477,829
United States facilities services	380,991	376,283
Less intersegment revenues	(11,235)	(12,467)

Total United States operations	1,107,679	1,153,871
Canada construction	57,194	80,986
United Kingdom construction and facilities services	112,404	137,128
Other international construction and facilities services	—	—

Total worldwide operations	$1,277,277	$1,371,985

	For the nine months ended
	September 30,
	2010	2009
Revenues from unrelated entities:
United States electrical construction and facilities services	$848,136	$956,362
United States mechanical construction and facilities services	1,271,237	1,495,711
United States facilities services	1,097,303	1,132,391

Total United States operations	3,216,676	3,584,464
Canada construction	213,920	231,203
United Kingdom construction and facilities services	334,542	373,624
Other international construction and facilities services	—	—

Total worldwide operations	$3,765,138	$4,189,291

Total revenues:
United States electrical construction and facilities services	$854,918	$962,487
United States mechanical construction and facilities services	1,276,407	1,509,162
United States facilities services	1,112,683	1,144,642
Less intersegment revenues	(27,332)	(31,827)

Total United States operations	3,216,676	3,584,464
Canada construction	213,920	231,203
United Kingdom construction and facilities services	334,542	373,624
Other international construction and facilities services	—	—

Total worldwide operations	$3,765,138	$4,189,291

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE N Segment Information — (continued)

	For the three months ended
	September 30,
	2010	2009
Operating (loss) income:
United States electrical construction and facilities services	$25,435	$26,266
United States mechanical construction and facilities services	27,845	32,022
United States facilities services	13,272	15,481

Total United States operations	66,552	73,769
Canada construction	(4,648)	4,537
United Kingdom construction and facilities services	1,753	4,000
Other international construction and facilities services	—	(40)
Corporate administration	(10,179)	(14,916)
Restructuring expenses	(1,715)	(90)
Impairment loss on goodwill and identifiable intangible assets	(226,152)	—

Total worldwide operations	(174,389)	67,260

Other corporate items:
Interest expense	(3,179)	(1,947)
Interest income	642	788
Gain on sale of equity investment	—	—

(Loss) income before income taxes	$(176,926)	$66,101

	For the nine months ended
	September 30,
	2010	2009
Operating (loss) income:
United States electrical construction and facilities services	$51,844	$83,939
United States mechanical construction and facilities services	76,796	84,361
United States facilities services	46,993	61,618

Total United States operations	175,633	229,918
Canada construction	2,357	13,396
United Kingdom construction and facilities services	11,121	9,744
Other international construction and facilities services	(99)	(40)
Corporate administration	(37,541)	(42,394)
Restructuring expenses	(2,512)	(4,200)
Impairment loss on goodwill and identifiable intangible assets	(246,081)	—

Total worldwide operations	(97,122)	206,424

Other corporate items:
Interest expense	(9,355)	(5,640)
Interest income	2,054	3,416
Gain on sale of equity investment	7,900	—

(Loss) income before income taxes	$(96,523)	$204,200

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE N Segment Information — (continued)

	September 30,	December 31,
	2010	2009
Total assets:
United States electrical construction and facilities services	$302,398	$294,403
United States mechanical construction and facilities services	580,275	618,621
United States facilities services	789,468	1,017,550

Total United States operations	1,672,141	1,930,574
Canada construction	107,107	114,717
United Kingdom construction and facilities services	185,541	224,816
Other international construction and facilities services	—	—
Corporate administration	662,715	711,787

Total worldwide operations	$2,627,504	$2,981,894

NOTE O Subsequent Events
On October 8, 2010, we acquired a company for an immaterial amount. This company primarily performs government infrastructure contracting services and will be included in our United States facilities services reporting segment. The purchase price of this acquisition is subject to finalization based on certain contingencies provided for in the purchase agreement.

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
Overview
The following table presents selected financial data for the three months ended September 30, 2010 and 2009 (in thousands, except percentages and per share data):

	For the three months ended
	September 30,
	2010	2009
Revenues	$1,277,277	$1,371,985
Revenues decrease from prior year	(6.9)%	(20.2)%
Impairment loss on goodwill and identifiable intangible assets	$226,152	$—
Operating (loss) income	$(174,389)	$67,260
Operating (loss) income as a percentage of revenues	(13.7)%	4.9%
Net (loss) income attributable to EMCOR Group, Inc.	$(175,625)	$39,986
Diluted (loss) earnings per common share	$(2.64)	$0.59
The results of our operations for the third quarter of 2010 reflect the continued uncertainty in the economy, in particular the private nonresidential building and refinery markets. Due to this continued uncertainty during our normal forecast cycle and based upon the results of our operations, we have tempered our expectations in our financial models regarding the strength of a near term recovery in our United States facilities services segment resulting in the recording of a non-cash impairment charge of $226.2 million. This non-cash impairment charge was comprised of $210.6 million for goodwill and $15.6 million for certain of our trade names. In addition, we also experienced overall lower revenues and operating results compared to the year ago quarter. The decrease in revenues for the 2010 third quarter, when compared to the prior year’s third quarter, was primarily attributable to: (a) a decline in work performed on domestic industrial, commercial and hospitality construction projects, generally as a result of the economic slowdown, and our decision to only accept work that we believe can be performed at reasonable margins, (b) a decline in revenues from our international operations and (c) a decline in organic revenues arising from our United States facilities services segment due to the economic slowdown. During the third quarter of 2010, a company we acquired earlier this year, which is reported in our United States facilities services segment, contributed $12.9 million to revenues and $0.4 million to operating income (net of $0.2 million of amortization expense attributable to identifiable intangible assets included in cost of sales and selling, general and administrative expenses). The decrease in operating income and operating margin (operating income as a percentage of revenues) was primarily a result of: (a) the non-cash impairment charge discussed above, (b) an operating loss from a significant project write-down at our Canadian operations and (c) lower operating income of our United States mechanical construction and facilities services segment. This decrease in operating income was partially offset by reduced selling, general and administrative expenses primarily as result of lower incentive compensation accruals. During the first nine months of 2010, cash was used in operating activities (as compared to the first nine months of 2009 during which cash was provided by operating activities) primarily due to lower operating results and changes in our working capital, including a reduction in accruals for payroll and benefits resulting from the payment of incentive compensation and a one-time contribution of $25.9 million to the United Kingdom defined benefit pension plan.
We completed one acquisition during the first nine months of 2010 for an immaterial amount. The results of the acquired company, which provides mobile mechanical services, have been included in our United States facilities services segment; the acquired company expands our service capabilities into a new geographical area. The acquisition is not material to our results of operations for the periods presented.

Operating Segments
Our reportable segments reflect certain reclassifications of prior year amounts from our United States mechanical construction and facilities services segment to our United States facilities services segment due to changes in our internal reporting structure.
We have the following reportable segments which provide services associated with the design, integration, installation, start-up, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; water and wastewater treatment and central plant heating and cooling); (c) United States facilities services; (d) Canada construction; (e) United Kingdom construction and facilities services; and (f) Other international construction and facilities services. The segment “United States facilities services” principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers’ facilities (industrial maintenance and services; outage services to utilities and industrial plants; commercial and government site-based operations and maintenance; military base operations support services; mobile maintenance and services; facilities management; installation and support for building systems; technical consulting and diagnostic services; small modification and retrofit projects; retrofit projects to comply with clean air laws; and program development, management and maintenance for energy systems), which services are not generally related to customers’ construction programs, as well as industrial services operations, which primarily provide aftermarket maintenance and repair services, replacement parts and fabrication services for highly engineered shell and tube heat exchangers for refineries and the petrochemical industry. The Canada construction segment performs electrical construction and mechanical construction. The United Kingdom and Other international construction and facilities services segments perform electrical construction, mechanical construction and facilities services. Our “Other international construction and facilities services” segment consisted of our equity interest in a Middle East venture, which interest we sold on June 7, 2010.
Results of Operations
Revenues
The following tables present our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended September 30,
		% of		% of
	2010	Total	2009	Total
Revenues:
United States electrical construction and facilities services	$301,183	24%	$309,820	23%
United States mechanical construction and facilities services	431,485	34%	472,498	34%
United States facilities services	375,011	29%	371,553	27%

Total United States operations	1,107,679	87%	1,153,871	84%
Canada construction	57,194	4%	80,986	6%
United Kingdom construction and facilities services	112,404	9%	137,128	10%
Other international construction and facilities services	—	—	—	—

Total worldwide operations	$1,277,277	100%	$1,371,985	100%

	For the nine months ended September 30,
		% of		% of
	2010	Total	2009	Total
Revenues:
United States electrical construction and facilities services	$848,136	23%	$956,362	23%
United States mechanical construction and facilities services	1,271,237	34%	1,495,711	36%
United States facilities services	1,097,303	29%	1,132,391	27%

Total United States operations	3,216,676	85%	3,584,464	86%
Canada construction	213,920	6%	231,203	6%
United Kingdom construction and facilities services	334,542	9%	373,624	9%
Other international construction and facilities services	—	—	—	—

Total worldwide operations	$3,765,138	100%	$4,189,291	100%

As described below in more detail, our revenues for the three months ended September 30, 2010 decreased to $1.3 billion compared to $1.4 billion of revenues for the three months ended September 30, 2009, and our revenues for the nine months ended September 30, 2010 decreased to $3.8 billion compared to $4.2 billion for the nine months ended September 30, 2009. This decrease in revenues for both periods, excluding the effect of acquisitions, extended across all of our business segments and was primarily attributable to: (a) lower levels of work in both our United States electrical construction and facilities services segment and our United States mechanical construction and facilities services segment, most notably with respect to industrial, commercial and hospitality construction projects, (b) lower revenues from our international operations and (c) lower revenues of our United States facilities services segment, particularly within our industrial services business. This decrease in revenues was partially offset by revenues for the three and nine months ended September 30, 2010 of $12.9 million and $32.7 million, respectively, attributable to companies acquired in 2010 and 2009, which are reported in our United States facilities services segment.
Our backlog at September 30, 2010 was $3.14 billion compared to $3.39 billion of backlog at September 30, 2009. Our backlog was $3.15 billion at December 31, 2009. Backlog decreases as we perform work on existing contracts and increases with awards of new contracts. The decreases in our United States electrical construction and facilities services segment backlog and our United States mechanical construction and facilities services segment backlog at September 30, 2010, compared to such backlog at September 30, 2009, were primarily due to a decline in awards in the commercial, healthcare, water/wastewater, industrial, hospitality, transportation and institutional construction markets. The decreases were partially offset by increases in backlog at our United States facilities services segment and our international segments. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of facilities services contracts. However, if the remaining term of a facilities services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only the next 12 months of revenues.
Revenues of our United States electrical construction and facilities services segment for the three months ended September 30, 2010 decreased by $8.6 million compared to revenues for the three months ended September 30, 2009. Revenues of this segment for the nine months ended September 30, 2010 decreased by $108.2 million compared to the nine months ended September 30, 2009. The decrease in revenues for both periods was primarily attributable to lower levels of work on industrial construction projects, most notably in the Northern California and Pacific Northwest markets, and on commercial and transportation construction projects. Additionally, the decrease in revenues for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, was partially attributable to a decline in work on hospitality construction projects, principally in the Las Vegas market. These decreases are a result of the current economic environment and our decision to only accept work that we believe can be performed at reasonable margins. The decrease in revenues for both periods was partially offset by an increase in revenues from water/wastewater, healthcare and institutional construction projects.

Revenues of our United States mechanical construction and facilities services segment for the three months ended September 30, 2010 were $431.5 million, a $41.0 million decrease compared to revenues of $472.5 million for the three months ended September 30, 2009. Revenues of this segment for the nine months ended September 30, 2010 were $1,271.2 million, a $224.5 million decrease compared to revenues of $1,495.7 million for the nine months ended September 30, 2009. The decrease in revenues for both periods was primarily attributable to reduced work on industrial, commercial, hospitality, water/wastewater and healthcare construction projects as a result of the current economic environment and our decision to only accept work that we believe can be performed at reasonable margins. In addition, the decrease in revenues for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, was partially attributable to a decrease in revenues from institutional construction projects. However, the decrease in revenues for the nine months ended September 30, 2010, compared to the same period in 2009, was partially offset by an increase in revenues from work performed on institutional construction projects.
Our United States facilities services segment revenues were $375.0 million and $1,097.3 million for the three and nine months ended September 30, 2010, respectively, compared to revenues of $371.6 million and $1,132.4 million for the three and nine months ended September 30, 2009, respectively. The increase in revenues for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, was primarily attributable to revenues of $12.9 million from a company acquired in 2010, which performs mobile mechanical services, and from an increase in revenues at our site-based government facilities services business, partially offset by a decrease in revenues from our industrial services business and the organic operations within our mobile mechanical services. The decrease in revenues for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, was primarily attributable to a decline in revenues from: (a) our industrial services business which has been adversely affected by a lower demand for our refinery and petrochemical services as a result of capital project curtailments and deferred maintenance and (b) the organic operations within our mobile mechanical services business, primarily as a result of fewer discretionary projects attributable to economic conditions. This decrease in revenues for the nine months ended September 30, 2010 was partially offset by revenues of $32.7 million from companies acquired in 2010 and 2009, which perform mobile mechanical services, and from an increase in revenues at our site-based government facilities services business.
Our Canada construction segment revenues were $57.2 million for the three months ended September 30, 2010 compared to revenues of $81.0 million for the three months ended September 30, 2009. Revenues were $213.9 million for the nine months ended September 30, 2010 compared to revenues of $231.2 million for the nine months ended September 30, 2009. The decrease in revenues of $23.8 million and $17.3 million for the three and nine months ended September 30, 2010, respectively, was attributable to a decrease in revenues from energy and commercial construction projects due to the continued effect of the economic slowdown. These decreases were partially offset by the effect of favorable exchange rates for the Canadian dollar versus the United States dollar. The decrease in revenues for the three months ended September 30, 2010 was also attributable to a decrease in revenues from industrial construction projects, while the decrease in revenues for the nine months ended September 30, 2010 was partially offset by an increase in revenues from industrial construction projects.
Our United Kingdom construction and facilities services segment revenues for the three months ended September 30, 2010 decreased by $24.7 million compared to revenues for the three months ended September 30, 2009. This segment’s revenues for the nine months ended September 30, 2010 decreased by $39.1 million compared to revenues for the nine months ended September 30, 2009. The decline in revenues for both periods was attributable to a decrease in revenues from institutional construction projects, partially offset by an increase in revenues from commercial construction projects. In addition, the decline in revenues for the three months ended September 30, 2010 was attributable to a decline in revenues from the facilities services business. The decrease in revenues for the three and nine months ended September 30, 2010 was also attributable to decreases of $6.5 million and $2.5 million, respectively, relating to the effect of unfavorable exchange rates for the British pound versus the United States dollar.
Other international construction and facilities services activities consisted of a venture in the Middle East. The results of the venture were accounted for under the equity method. On June 7, 2010, we sold our equity interest in a Middle East venture to our partner in the venture. As a result of this sale, we received $7.9 million and recognized a pretax gain in this amount, which is classified as a “Gain on sale of equity investment” on the Condensed Consolidated Statements of Operations.

Cost of sales and Gross profit
The following tables present our cost of sales, gross profit (revenues less cost of sales) and gross profit margin (gross profit as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of sales	$1,104,349	$1,166,740	$3,250,695	$3,576,003
Gross profit	$172,928	$205,245	$514,443	$613,288
Gross profit, as a percentage of revenues	13.5%	15.0%	13.7%	14.6%
Our gross profit decreased by $32.3 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Gross profit decreased by $98.8 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The decrease in gross profit for both periods was primarily attributable to reduced organic volume across all of our business segments and lower margins at our Canada construction segment, United States electrical construction and facilities services segment and our industrial services business within our United States facilities services segment. The decrease in gross profit for the three and nine months ended September 30, 2010 was also attributable to a decrease of $0.6 million relating to the effect of unfavorable exchange rates for the British pound versus the United States dollar. The overall decrease in gross profit for the three and nine months ended September 30, 2010 was partially offset by: (a) the favorable resolution of uncertainties on certain construction projects at or nearing completion in the United States mechanical construction and facilities services segment, (b) improved gross profit from our commercial and government site-based operations within our United States facilities services segment, (c) companies acquired in 2010 and 2009 within our United States facilities services segment, which contributed $1.3 million and $4.2 million to gross profit, net of amortization expense of $0.1 million and $0.4 million, respectively, and (d) an increase of $0.2 million and $3.0 million, respectively, relating to the effect of favorable exchange rates for the Canadian dollar versus the United States dollar. In addition, the decrease in gross profit for the three months ended September 30, 2010 was partially offset by the favorable resolution of uncertainties on certain construction projects at or nearing completion in the United States electrical construction and facilities services segment, while the decrease in gross profit for the nine months ended September 30, 2010 was partially offset by: (a) an increase in gross profit contributed by our energy services business within our United States facilities services segment, primarily as a result of the recognition of a pretax gain of $4.5 million from the sale of our interest in a venture, which gain is classified as a component of “Cost of sales” on the Condensed Consolidated Statements of Operations and (b) gross profit attributable to the termination of a contract within our United Kingdom construction and facilities services segment.
Our gross profit margin was 13.5% and 15.0% for the three months ended September 30, 2010 and 2009, respectively. Gross profit margin was 13.7% and 14.6% for the nine months ended September 30, 2010 and 2009, respectively. The decrease in gross profit margin for the three and nine months ended September 30, 2010 was primarily the result of (a) lower gross profit margins at our Canadian operations, (b) lower gross profit margins at our United States electrical construction and facilities services segment as a result of lower margins on new work performed, (c) lower gross profit margins at our industrial services business within our United States facilities services segment and (d) an increase in institutional work which generally has lower margins than private sector work. In addition, the first nine months of 2009 were more positively affected by the favorable resolution of uncertainties on certain construction projects at or nearing completion in our United States electrical construction and facilities services segment compared to the same period in 2010. The decrease in gross profit margin for the nine months ended September 30, 2010 was partially offset by higher gross profit margins at our United States mechanical construction and facilities services segment, primarily as a result of the favorable resolution of uncertainties on certain industrial and hospitality construction projects at or nearing completion.

Selling, general and administrative expenses
The following tables present our selling, general and administrative expenses and selling, general and administrative expenses as a percentage of revenues (in thousands, except for percentages):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Selling, general and administrative expenses	$119,450	$137,895	$362,972	$402,664
Selling, general and administrative expenses, as a percentage of revenues	9.4%	10.1%	9.6%	9.6%
Our selling, general and administrative expenses for the three months ended September 30, 2010 decreased by $18.4 million to $119.5 million compared to $137.9 million for the three months ended September 30, 2009 period. Selling, general and administrative expenses for the nine months ended September 30, 2010 decreased by $39.7 million to $363.0 million compared to $402.7 million for the nine months ended September 30, 2009. Selling, general and administrative expenses as a percentage of revenues were 9.4% and 9.6% for the three and nine months ended September 30, 2010, compared to 10.1% and 9.6% for the three and nine months ended September 30, 2009, respectively. This decrease in selling, general and administrative expenses for both periods was primarily due to: (a) reduced employee costs, such as salaries, commissions and incentive compensation accruals, primarily as a result of the downsizing of staff at numerous locations in 2009, and lower forecasted operating results compared to the same periods in 2009 and (b) a reduction in our provision for doubtful accounts. The decreases for both periods were partially offset by a $0.3 million and $2.3 million increase due to the effect of exchange rates for the Canadian dollar versus the United States dollar, respectively. In addition, the decreases in selling, general and administrative expenses for the three and nine months ended September 30, 2010 were partially offset by $0.9 million and $2.7 million of expenses directly related to companies acquired in 2010 and 2009, including amortization expense of $0.1 million and $0.2 million, respectively. Selling, general and administrative expenses as a percentage of revenues decreased for the three months ended September 30, 2010 compared to the same period in 2009, primarily due to lower selling, general and administrative expenses.
Restructuring expenses
Restructuring expenses were $1.7 million and $2.5 million, respectively, for both the three and nine months ended September 30, 2010, which primarily related to employee severance obligations reported in our Canadian operations and our United States electrical construction and facilities services segment, compared to $0.1 million and $4.2 million for the three and nine months ended September 30, 2009, respectively, which primarily related to employee severance obligations reported in our international operations, our United States mechanical construction and facilities services segment and our United States facilities services segment. As of September 30, 2010, the balance of our severance obligations yet to be paid was $1.0 million, the majority of which is expected to be paid in 2010, with the remainder to be paid in 2011.
Impairment loss on goodwill and identifiable intangible assets
During the third quarter of 2010 and prior to our October 1 annual impairment test, we concluded that impairment indicators existed within the United States facilities services segment based upon the year to date results and recent forecasts. As a result of that conclusion, we performed the applicable tests as prescribed by the accounting literature and recognized a $226.2 million non-cash impairment charge. Of this amount, $210.6 million relates to goodwill and $15.6 million relates to trade names. The impairment primarily results from both lower forecasted revenues from and operating margins at our United States facilities services segment, which has been adversely affected by industry conditions, primarily within the oil and petrochemical markets. Additionally, during the second quarter of 2010, we recorded an additional $19.9 million non-cash impairment charge related to trade names, resulting in a $246.1 million non-cash impairment charge for the nine months ended September 30, 2010. These impairments did not have any impact on our compliance with our debt covenants or on our cash flows.

Operating (loss) income
The following tables present our operating (loss) income and operating (loss) income as a percentage of segment revenues from unrelated entities (in thousands, except for percentages):

	For the three months ended September 30,
		% of		% of
		Segment		Segment
	2010	Revenues	2009	Revenues
Operating (loss) income:
United States electrical construction and facilities services	$25,435	8.4%	$26,266	8.5%
United States mechanical construction and facilities services	27,845	6.5%	32,022	6.8%
United States facilities services	13,272	3.5%	15,481	4.2%

Total United States operations	66,552	6.0%	73,769	6.4%
Canada construction	(4,648)	(8.1)%	4,537	5.6%
United Kingdom construction and facilities services	1,753	1.6%	4,000	2.9%
Other international construction and facilities services	—	—	(40)	—
Corporate administration	(10,179)	—	(14,916)	—
Restructuring expenses	(1,715)	—	(90)	—
Impairment loss on goodwill and identifiable intangible assets	(226,152)	—	—	—

Total worldwide operations	(174,389)	(13.7)%	67,260	4.9%

Other corporate items:
Interest expense	(3,179)		(1,947)
Interest income	642		788
Gain on sale of equity investment	—		—

(Loss) income before income taxes	$(176,926)		$66,101

	For the nine months ended September 30,
		% of		% of
		Segment		Segment
	2010	Revenues	2009	Revenues
Operating (loss) income:
United States electrical construction and facilities services	$51,844	6.1%	$83,939	8.8%
United States mechanical construction and facilities services	76,796	6.0%	84,361	5.6%
United States facilities services	46,993	4.3%	61,618	5.4%

Total United States operations	175,633	5.5%	229,918	6.4%
Canada construction	2,357	1.1%	13,396	5.8%
United Kingdom construction and facilities services	11,121	3.3%	9,744	2.6%
Other international construction and facilities services	(99)	—	(40)	—
Corporate administration	(37,541)	—	(42,394)	—
Restructuring expenses	(2,512)	—	(4,200)	—
Impairment loss on goodwill and identifiable intangible assets	(246,081)	—	—	—

Total worldwide operations	(97,122)	(2.6)%	206,424	4.9%

Other corporate items:
Interest expense	(9,355)		(5,640)
Interest income	2,054		3,416
Gain on sale of equity investment	7,900		—

(Loss) income before income taxes	$(96,523)		$204,200

As described below in more detail, we experienced an operating loss of $174.4 million for the three months ended September 30, 2010 compared to operating income of $67.3 million for the three months ended September 30, 2009. Our operating loss was $97.1 million for the nine months ended September 30, 2010 compared to operating income of $206.4 million for the nine months ended September 30, 2009. Operating margin was (13.7)% for the three months ended September 30, 2010 compared to 4.9% for the three months ended September 30, 2009, and was (2.6)% for the nine months ended September 30, 2010 compared to 4.9% for the nine months ended September 30, 2009. The degradation in operating margin for both periods was in large part due to: (a) non-cash impairment charges related to the write-down of goodwill and certain of our trade names associated with certain prior year acquisitions reported within our United States facilities services segment and (b) lower margins at our Canada construction segment. Additionally, the degradation in the operating margin for the nine months ended September 30, 2010 was due to our United States electrical construction and facilities services segment.
Our United States electrical construction and facilities services segment operating income for the three months ended September 30, 2010 decreased by $0.8 million compared to operating income for the three months ended September 30, 2009, and operating income for the nine months ended September 30, 2010 decreased by $32.1 million compared to operating income for the nine months ended September 30, 2009. The decreases in operating income for both periods were primarily the result of lower gross profit from commercial and industrial construction projects, as a result of the current economic slowdown and our selectivity in bidding on contracts. The decrease in operating income for the nine months ended September 30, 2010 was partially offset by an increase in the gross profit from healthcare construction projects. In addition, the results for the three months ended September 30, 2010 and the nine months ended September 30, 2009 included the favorable resolution of uncertainties on certain construction projects at or nearing completion. Selling, general and administrative expenses also decreased for the three and nine months ended September 30, 2010, compared to the same periods in 2009, principally due to reduced employee costs, such as salaries, incentive compensation and employee benefits, primarily as a result of the downsizing of staff at numerous locations and lower forecasted operating results compared to the same period in 2009. The decrease in operating margin for the three and nine months ended September 30, 2010 was primarily the result of a reduction in gross profit margin and an increase in the ratio of selling, general and administrative expenses to revenues.
Our United States mechanical construction and facilities services segment operating income for the three months ended September 30, 2010 was $27.8 million, a $4.2 million decrease compared to operating income of $32.0 million for the three months ended September 30, 2009. Operating income for the nine months ended September 30, 2010 was $76.8 million, a $7.6 million decrease compared to operating income of $84.4 million for the nine months ended September 30, 2009. Operating income decreased during the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to lower gross profit from industrial, commercial, water/wastewater and healthcare construction projects, as a result of the current economic slowdown and our selectivity in bidding on contracts. In addition, the decrease in operating income was also attributable to lower gross profit from institutional construction projects for the three months ended September 30, 2010, compared to the same period in 2009, and from hospitality construction projects for the nine months ended September 30, 2010, compared to the same period in 2009. Operating income for the three and nine months ended September 30, 2010 benefited from the favorable resolution of uncertainties on certain construction projects at or nearing completion. The decrease in operating income for the nine months ended September 30, 2010, compared to the same period in 2009, was partially offset by an increase in the gross profit from institutional construction projects. Selling, general and administrative expenses also decreased for the three and nine months ended September 30, 2010, compared to the same periods in 2009, principally due to reduced employee costs, such as salaries and incentive compensation, primarily as a result of the downsizing of staff at numerous locations in 2009 and lower forecasted operating results compared to the same period in 2009, and a reduction in the provision for doubtful accounts. The decrease in operating margin for the three months ended September 30, 2010 was primarily the result of a reduction in gross profit margin. The increase in operating margin for the nine months ended September 30, 2010 was primarily the result of increased gross profit margin.

Our United States facilities services segment operating income for the three months ended September 30, 2010, excluding the non-cash impairments, was $13.3 million compared to operating income of $15.5 million for the three months ended September 30, 2009. This segment’s operating income for the nine months ended September 30, 2010 was $47.0 million compared to operating income of $61.6 million for the nine months ended September 30, 2009. The decrease in operating income for both periods was primarily due to lower operating income from: (a) our industrial services business which has been adversely affected by a lower demand for our refinery and petrochemical services as a result of capital project curtailments and deferred maintenance and lower gross profit margins and (b) our organic mobile mechanical services business as a result of fewer discretionary projects due to the continued effects of the economic slowdown and lower gross profit margins, primarily as a result of lower margins on recently acquired projects. The decrease in operating income for the three months ended September 30, 2010 was also due to project write-downs at our organic mobile mechanical services business. The decrease in operating income during the three and nine months ended September 30, 2010 was partially offset by operating income from companies acquired in 2010 and 2009, which perform mobile mechanical services and contributed $0.4 million and $1.5 million of operating income, net of amortization expense of $0.2 million and $0.6 million, respectively, and improved results from our commercial and government site-based operations. In addition, these decreases were partially offset by an increase in operating income for the nine months ended September 30, 2010, compared to the same period in 2009, from our energy services business, primarily as a result of the recognition of a pretax gain of $4.5 million from the sale of our interest in a venture, which gain is classified as a component of “Cost of sales” on the Condensed Consolidated Statements of Operations. Selling, general and administrative expenses for the three months ended September 30, 2010, when compared to the same period in 2009, were relatively flat. Selling, general and administrative expenses decreased for the nine months ended September 30, 2010, compared to the same period in 2009, due to reduced employee costs, such as salaries, commissions and incentive compensation accruals, primarily as a result of the downsizing of staff at numerous locations in 2009 and a reduction in our provision for doubtful accounts. These decreases were partially offset by $0.9 million and $2.7 million of selling, general and administrative expenses associated with companies acquired in 2010 and 2009 for the three and nine months ended September 30, 2010, including amortization expense of $0.1 million and $0.2 million, respectively. The decrease in operating margin for the three and nine months ended September 30, 2010 was primarily the result of a reduction in gross profit margin.
Our Canada construction segment operating loss was $4.6 million for the three months ended September 30, 2010 compared to operating income of $4.5 million for the three months ended September 30, 2009. Operating income was $2.4 million for the nine months ended September 30, 2010 compared to operating income of $13.4 million for the nine months ended September 30, 2009. This decrease in operating income for both periods was primarily attributable to: (a) a significant project write-down on a construction project and (b) a decrease in gross profit from energy and industrial construction projects. The decrease in operating income for both periods was partially offset by an increase in gross profit from healthcare construction projects and an increase of $0.8 million for the nine months ended September 30, 2010 relating to the effect of favorable exchange rates for the Canadian dollar versus the United States dollar. The decrease in operating margin for both periods ended September 30, 2010 was primarily the result of a reduction in gross profit margin and an increase in the ratio of selling, general and administrative expense to revenues.
Our United Kingdom construction and facilities services segment operating income for the three months ended September 30, 2010 decreased by $2.2 million compared to operating income for the three months ended September 30, 2009. The decrease in operating income for the three months ended September 30, 2010, compared to the same period in 2009, was primarily attributable to project write-downs within the construction business, partially offset by a decrease in the net periodic pension costs and other selling, general and administrative expenses. Operating income for the nine months ended September 30, 2010 increased by $1.4 million compared to operating income for the nine months ended September 30, 2009. This increase in operating income for the nine months ended September 30, 2010, compared to the same period in 2009, was primarily attributable to the gross profit associated with the termination of a contract and a decrease in selling, general and administrative expenses, partially offset by a decrease of $0.5 million relating to the effect of unfavorable exchange rates for the British pound versus the United States dollar. The decrease in operating margin for the three months ended September 30, 2010 was primarily the result of a reduction in gross profit margin. The increase in operating margin for the nine months ended September 30, 2010 was primarily the result of increased gross profit margin.
The Other international construction and facilities services segment had an operating loss for the nine months ended September 30, 2010 of $0.1 million. This segment had an operating loss of $0.04 million for the three and nine months ended September 30, 2009, respectively. On June 7, 2010, we sold our equity interest in a Middle East venture to our partner in the venture. As a result of the sale, we received $7.9 million and recognized a pretax gain in this amount, which is classified as a “Gain on sale of equity investments” on the Condensed Consolidated Statements of Operations.

Our corporate administration expenses for the three months ended September 30, 2010 were $10.2 million compared to $14.9 million for the three months ended September 30, 2009. Our corporate administration expenses for the nine months ended September 30, 2010 were $37.5 million compared to $42.4 million for the nine months ended September 30, 2009. This decrease in expenses for both periods was primarily attributable to a decrease in incentive compensation accruals, marketing and advertising expenses and professional fees. The decrease for the nine months ended September 30, 2010, compared to the same period in 2009, was partially offset by an increase in share-based compensation expense associated with grants of options and shares to non-employee directors.
Interest expense for the three months ended September 30, 2010 and 2009 was $3.2 million and $1.9 million, respectively. Interest expense for the nine months ended September 30, 2010 and 2009 was $9.4 million and $5.6 million, respectively. The increase in interest expense for both periods was due to the higher cost of borrowing under our new revolving credit facility. In addition, the increase in interest expense for the nine months ended September 30, 2010 was attributable to the acceleration of expense for debt issuance costs associated with the termination of a term loan and a revolving credit facility. Interest income for the three months ended September 30, 2010 was $0.6 million compared to $0.8 million for the three months ended September 30, 2009. Interest income for the nine months ended September 30, 2010 was $2.1 million compared to $3.4 million for the nine months ended September 30, 2009. The decrease in interest income for both periods was primarily related to lower interest rates on our invested cash balances.
For the three months ended September 30, 2010 and 2009, our income tax (benefit) provision was $(2.4) million and $25.6 million, respectively, based on effective income tax rates, before discrete items and the tax effect of non-cash impairment charges, of 37.3% and 38.1%, respectively. The actual income tax rates for the three months ended September 30, 2010 and 2009, inclusive of discrete items and the tax effect of non-cash impairment charges, were (1.3)% and 39.1%, respectively. For the nine months ended September 30, 2010 and 2009, our income tax provisions were $27.1 million and $81.1 million, respectively, based on effective income tax rates, before discrete items and the tax effect of non-cash impairment charges, of 36.9% and 38.7%, respectively. The actual income tax rates for the nine months ended September 30, 2010 and 2009, inclusive of discrete items and the tax effect of non-cash impairment charges, were 27.2% and 40.0%, respectively. The decrease in the 2010 income tax provision for both periods was primarily due to reduced income before income taxes and a change in the allocation of earnings among various jurisdictions. The 2010 effective income tax rates were impacted by the non-cash impairment charge related to goodwill, as substantially all of the charges are not separately deductible for tax purposes.
Liquidity and Capital Resources
The following table presents our net cash provided by (used in) operating activities, investing activities and financing activities (in thousands):

	For the nine months ended
	September 30,
	2010	2009
Net cash (used in) provided by operating activities	$(30,623)	$272,195
Net cash provided by (used in) investing activities	$602	$(40,204)
Net cash used in financing activities	$(49,624)	$(371)
Effect of exchange rate changes on cash and cash equivalents	$(6,219)	$10,742
Our consolidated cash balance decreased by approximately $85.9 million from $727.0 million at December 31, 2009 to $641.1 million at September 30, 2010. Net cash used in operating activities for the nine months ended September 30, 2010 of $30.6 million, compared to $272.2 million in net cash provided by operating activities for the nine months ended September 30, 2009, was primarily due to lower operating results, a reduction in accruals for payroll and benefits resulting from of the payment of incentive compensation and changes in our working capital, including a one-time contribution of $25.9 million to the United Kingdom defined benefit pension plan. Net cash provided by investing activities of $0.6 million for the nine months ended September 30, 2010, compared to $40.2 million used in the nine months ended September 30, 2009, was primarily due to $25.6 million of proceeds from the sale of equity investments, a $7.9 million decrease in investments in and advances to unconsolidated entities and joint ventures, a $3.3 million decrease in amounts paid for the purchase of property, plant and equipment, and a $6.0 million decrease in payments pursuant to earn-out agreements, offset by a $2.0 million increase in payments for acquisitions of businesses. Net cash used in financing activities for the nine months ended September 30, 2010 of $49.6 million, compared to $0.4 million used for the nine months ended September 30, 2009, was primarily attributable to repayment of our term loan and debt issuance costs, partially offset by borrowings under our new credit facility. The non-cash impairment charges did not have any impact on our compliance with our debt covenants or on our cash flows.

The following is a summary of material contractual obligations and other commercial commitments (in millions):

		Payments Due by Period
		Less
Contractual		than	1-3	4-5	After
Obligations	Total	1 year	years	years	5 years

Revolving Credit Facility (including interest at 3.01%) (1)	$160.6	$4.5	$156.1	$—	$—
Capital lease obligations	0.3	0.2	0.1	—	—
Operating leases	184.7	51.2	68.3	38.9	26.3
Open purchase obligations (2)	648.7	480.3	154.2	14.2	—
Other long-term obligations (3)	201.6	27.6	162.9	11.1	—
Liabilities related to uncertain income tax positions	8.7	6.6	1.1	0.5	0.5

Total Contractual Obligations	$1,204.6	$570.4	$542.7	$64.7	$26.8

		Amount of Commitment Expiration by Period
		Less
Other Commercial	Total	than	1-3	4-5	After
Commitments	Committed	1 year	years	years	5 years

Letters of credit	$77.7	$1.4	$76.3	$—	$—

(1)
We classify these borrowings as long-term on our Condensed Consolidated Balance Sheets because of our intent to repay the amounts on a long-term basis. These amounts are outstanding at our discretion and are not payable until the 2010 Revolving Credit Facility expires in February 2013. As of September 30, 2010, there were borrowings of $150.0 million outstanding under the 2010 Revolving Credit Facility.

(2)
Represents open purchase orders for material and subcontracting costs related to construction and service contracts. These purchase orders are not reflected in EMCOR’s Condensed Consolidated Balance Sheets and should not impact future cash flows, as amounts are expected to be recovered through customer billings.

(3)
Represents primarily insurance related liabilities and liabilities for deferred income taxes and incentive compensation, classified as other long-term liabilities in the Condensed Consolidated Balance Sheets. Cash payments for insurance related liabilities may be payable beyond three years, but it is not practical to estimate these payments. We provide funding to our defined benefit pension plans based on at least the minimum funding required by applicable regulations. In determining the minimum required funding, we utilize current actuarial assumptions and exchange rates to forecast estimates of amounts that may be payable for up to five years in the future. In our judgment, minimum funding estimates beyond a five year time horizon cannot be reliably estimated, and therefore, have not been included in the table.

Until February 4, 2010, we had a revolving credit agreement (the “Old Revolving Credit Facility”) as amended, which provided for a credit facility of $375.0 million. Effective February 4, 2010, we replaced the Old Revolving Credit Facility that was due to expire October 17, 2010 with an amended and restated $550.0 million revolving credit facility (the “2010 Revolving Credit Facility”). The 2010 Revolving Credit Facility expires in February 2013. It permits us to increase our borrowing to $650.0 million if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $175.0 million of the borrowing capacity under the 2010 Revolving Credit Facility to letters of credit, which amount compares to $125.0 million under the Old Revolving Credit Facility. The 2010 Revolving Credit Facility is guaranteed by certain of our direct and indirect subsidiaries and is secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2010 Revolving Credit Facility contains various covenants requiring, among other things, maintenance of certain financial ratios and certain restrictions with respect to payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount of the 2010 Revolving Credit Facility. The fee is 0.5% of the unused amount, based on certain financial tests. Borrowings under the 2010 Revolving Credit Facility bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at September 30, 2010) plus 1.75% to 2.25%, based on certain financial tests or (2) United States dollar LIBOR (0.26% at September 30, 2010) plus 2.75% to 3.25%, based on certain financial tests. The interest rate in effect at September 30, 2010 was 3.01%. Letter of credit fees issued under this facility range from 2.75% to 3.25% of the respective face amounts of the letters of credit issued and are charged based on certain financial tests. In connection with the termination of the Old Revolving Credit Facility, less than $0.1 million attributable to the acceleration of expense for debt issuance costs was recorded as part of interest expense. As of September 30, 2010 and December 31, 2009, we had approximately $77.5 million and $68.9 million of letters of credit outstanding, respectively. There were no borrowings under the Old Revolving Credit Facility as of December 31, 2009. We have borrowings of $150.0 million outstanding under the 2010 Revolving Credit Facility at September 30, 2010, which may remain outstanding at our discretion until the 2010 Revolving Credit Facility expires. On September 19, 2007, we entered into an agreement providing for a $300.0 million term loan (“Term Loan”). The proceeds of the Term Loan were used to pay a portion of the consideration for an acquisition and costs and expenses incident thereto. In connection with the closing of the 2010 Revolving Credit Facility, we proceeded to borrow $150.0 million under this facility and used the proceeds along with cash on hand to prepay on February 4, 2010 all indebtedness outstanding under the Term Loan. In connection with this prepayment, $0.6 million attributable to the acceleration of expense for debt issuance costs associated with the Term Loan was recorded as part of interest expense.

The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of September 30, 2010, based on our percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our existing contractual obligations, was approximately $1.2 billion. The Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.
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
Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain our 2010 Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient or to enable us to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. However, negative macroeconomic trends may have an adverse effect on liquidity. In addition to managing borrowings, our focus on the facilities services market is intended to provide an additional buffer against economic downturns inasmuch as a part of our facilities services business is characterized by annual and multi-year contracts that provide a more predictable stream of cash flow than the construction business. Short-term liquidity is also impacted by the type and length of construction contracts in place. During past economic downturns, there were typically fewer small discretionary projects from the private sector, and companies like us aggressively bid larger long-term infrastructure and public sector contracts. Performance of long duration contracts typically requires greater amounts of working capital. While we strive to maintain a net over-billed position with our customers, there can be no assurance that a net over-billed position can be maintained. Our net over-billings, defined as the balance sheet accounts “Billings in excess of costs and estimated earnings on uncompleted contracts” less “Costs and estimated earnings in excess of billings on uncompleted contracts”, were $385.4 million and $436.2 million as of September 30, 2010 and December 31, 2009, respectively.

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
We believe that our current cash balances and our borrowing capacity available under the 2010 Revolving Credit Facility or other forms of financing available to us through borrowings, combined with cash expected to be generated from operations, will be sufficient to provide our short-term and foreseeable long-term liquidity and meet our expected capital expenditure requirements. However, we are a party to lawsuits and other proceedings in which other parties seek to recover from us amounts ranging from a few thousand dollars to over $60.0 million. If we were required to pay damages in one or more such proceedings, such payments could have a material adverse effect on our financial position, results of operations and/or cash flows.
Certain Insurance Matters
As of September 30, 2010 and December 31, 2009, we utilized approximately $77.5 million and $66.5 million, respectively, of letters of credit obtained under our 2010 Revolving Credit Facility as collateral for our insurance obligations.
New Accounting Pronouncements
We review new accounting standards to determine the expected financial impact, if any, that the adoption of such standards will have. As of the filing of this Quarterly Report on Form 10-Q, there were no new accounting standards that were projected to have a material impact on our consolidated financial position, results of operations or liquidity. Refer to Part I, Item 1, “Financial Statements — Notes to Condensed Consolidated Financial Statements — Note B, New Accounting Pronouncements”, for further information regarding new accounting standards.
Application of Critical Accounting Policies
Our condensed consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are described in Note B – Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of the annual report on Form 10-K for the year ended December 31, 2009. We adopted one new accounting pronouncement during the nine months ended September 30, 2010 (see Note B, “New Accounting Pronouncements”, for further information). We believe that some of the more critical judgment areas in the application of accounting policies that affect our financial condition and results of operations are the impact of changes in the estimates and judgments pertaining to: (a) revenue recognition from (i) long-term construction contracts for which the percentage-of-completion method of accounting is used and (ii) services contracts; (b) collectibility or valuation of accounts receivable; (c) insurance liabilities; (d) income taxes; and (e) goodwill and identifiable intangible assets.
Revenue Recognition for Long-term Construction Contracts and Services Contracts
We believe our most critical accounting policy is revenue recognition from long-term construction contracts for which we use the percentage-of-completion method of accounting. Percentage-of-completion accounting is the prescribed method of accounting for long-term contracts in accordance with Accounting Standard Codification (“ASC”) Topic 605-35, “Revenue Recognition — Construction-Type and Production-Type Contracts”, and, accordingly, is the method used for revenue recognition within our industry. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Certain of our electrical contracting business units and our Canadian subsidiary measure percentage-of-completion by the percentage of labor costs incurred to date for each contract to the estimated total labor costs for such contract. Provisions for the entirety of estimated losses on uncompleted contracts are made in the period in which such losses are determined. Application of percentage-of-completion accounting results in the recognition of costs and estimated earnings in excess of billings on uncompleted contracts in our Condensed Consolidated Balance Sheets. Costs and estimated earnings in excess of billings on uncompleted contracts reflected in the Condensed Consolidated Balance Sheets arise when revenues have been recognized but the amounts cannot be billed under the terms of contracts. Such amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract.

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
Accounts Receivable
We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of the past due balances. The provision for doubtful accounts during the nine months ended September 30, 2010 decreased $5.9 million compared to the nine months ended September 30, 2009. At September 30, 2010 and December 31, 2009, our accounts receivable of $1,053.4 million and $1,057.2 million, respectively, included allowances for doubtful accounts of $28.6 million and $36.2 million, respectively. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to deterioration of its financial condition or its credit ratings. The allowance for doubtful accounts requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis and as additional information is received.
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
Income Taxes
We had net deferred income tax assets at September 30, 2010 of $0.1 million and net deferred income tax liabilities of $6.8 million at December 31, 2009, primarily resulting from differences between the carrying value and income tax basis of certain depreciable fixed assets and identifiable intangible assets, which will impact our taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred income tax asset will not be realized. As of September 30, 2010 and December 31, 2009, the total valuation allowance on gross deferred income tax assets was approximately $1.0 million and $4.0 million, respectively.

Goodwill and Identifiable Intangible Assets
As of September 30, 2010, we had $388.7 million and $224.0 million, respectively, of goodwill and net identifiable intangible assets (primarily consisting of our contract backlog, developed technology, customer relationships, non-competition agreements and trade names), primarily arising out of the acquisition of companies. As of December 31, 2009, goodwill and net identifiable intangible assets were $593.6 million and $264.5 million, respectively. The changes to goodwill and net identifiable intangible assets (net of accumulated amortization) since December 31, 2009 were related to: (a) a non-cash impairment charge related to goodwill and trade names associated with certain prior year acquisitions, (b) the acquisition of a company during the first quarter of 2010 and (c) earn-outs paid and accrued related to previous acquisitions. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies. ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”) requires goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, but instead must be tested at least annually for impairment (which we test each October 1, absent any impairment indicators), and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives.
During the third quarter of 2010 and prior to our October 1 annual impairment test, we concluded that impairment indicators existed within the United States facilities services segment based upon the year to date results and recent forecasts. As a result of that conclusion, we performed a step one test as prescribed under ASC 350 for that particular reporting unit which concluded that impairment indicators existed within that reporting unit due to significant declines in year to date revenues and operating margins which caused us to revise our expectations for the strength of a near term recovery in our financial models for businesses within that reporting unit. Specifically, we reduced our net sales growth rates and operating margins within our discounted cash flow model, as well as our terminal value growth rates. In addition, we estimated a higher participant risk adjusted weighted average cost of capital. Therefore, the required second step of the assessment for the reporting unit was performed in which the implied fair value of that reporting unit’s goodwill was compared to the book value of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, that is, the estimated fair value of the reporting unit is allocated to all of those assets and liabilities of that unit (including both recognized and unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of that reporting unit’s goodwill, an impairment loss is recognized in the amount of the excess and is charged to operations. We determined the fair value of the reporting unit using discounted estimated future cash flows. The weighted average cost of capital used in testing for impairment was 12.5% with a perpetual growth rate of 2.8%. As a result of our impairment assessment, we recognized a $210.6 million non-cash goodwill impairment charge for the three and nine months ended September 30, 2010. No impairment of our goodwill was recognized for the year ended December 31, 2009.
We also test for the impairment of trade names that are not subject to amortization by calculating the fair value using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. The annual impairment review of our trade names for the year ended December 31, 2009 resulted in a $11.5 million non-cash impairment charge as a result of a change in the fair value of trade names associated with certain prior year acquisitions reported in our United States facilities services segment and our United States mechanical construction and facilities services segment. As a result of the continued assessment of the fair value of trade names previously impaired and the interim impairment testing performed during the third quarter of 2010, we recorded an additional $15.6 million non-cash impairment charge of trade names associated with certain prior year acquisitions for the three months ended September 30, 2010. Additionally, during the second quarter of 2010, we recorded an additional $19.9 million non-cash impairment charge associated with the fair value of various trade names. These trade names are reported within our United States facilities services segment. The current year impairment primarily results from both lower forecasted revenues from and operating margins at our United States facilities services segment, which has been adversely affected by industry conditions, primarily within the oil and petrochemical markets.

In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their future discounted cash flows. The annual impairment review of our other identifiable intangible assets for the year ended December 31, 2009 resulted in a $2.0 million non-cash impairment charge as a result of a change in the fair value of customer relationships associated with certain prior year acquisitions reported in our United States mechanical construction and facilities services segment. For the nine months ended September 30, 2010, no impairment of our other identifiable intangible assets was recognized.
As of September 30, 2010, we had $388.7 million of goodwill on our balance sheet and, of this amount, approximately 53.9% relates to our United States facilities services segment, approximately 45.1% relates to our United States mechanical construction and facilities services segment and approximately 1.0% relates to our United States electrical construction and facilities services segment. No events have occurred that would more likely than not reduce the fair value of our United States electrical construction and facilities services and United States mechanical construction and facilities services reporting segments below their carrying amount. As such, no indicators of impairment exist in these reporting units.
Our development of the present value of future cash flow projections used in impairment testing is based upon assumptions and estimates by management derived from a review of our operating results, business plans, anticipated growth rates and margins and weighted average cost of capital, among others. Much of the information used in assessing fair value is outside the control of management, and these assumptions and estimates can change in future periods. There can be no assurances that our estimates and assumptions made for purposes of our goodwill and identifiable intangible asset impairment testing will prove to be accurate predictions of the future. If our assumptions regarding business plans or anticipated growth rates and/or margins are not achieved, we may be required to record further goodwill and/or identifiable intangible asset impairment charges in future periods.
During the nine months ended September 30, 2010, we recognized a $246.1 million non-cash impairment charge as discussed above. Of this amount, $210.6 million relates to goodwill and $35.5 million relates to trade names. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such a charge would be material.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have not used any derivative financial instruments, except as discussed below, during the nine months ended September 30, 2010, including trading or speculating on changes in commodity prices of materials used in our business.
We are exposed to market risk for changes in interest rates for borrowings under the 2010 Revolving Credit Facility and interest rate swap. Borrowings under the 2010 Revolving Credit Facility bear interest at variable rates. As of September 30, 2010, there were borrowings of $150.0 million outstanding under the 2010 Revolving Credit Facility. This instrument bears interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at September 30, 2010) plus 1.75% to 2.25% based on certain financial tests or (2) United States dollar LIBOR (0.26% at September 30, 2010) plus 2.75% to 3.25% based on certain financial tests. The interest rate in effect at September 30, 2010 was 3.01%. Based on the $150.0 million borrowings outstanding on the 2010 Revolving Credit Facility, if overall interest rates were to increase by 50 basis points, the net of tax interest expense would increase by approximately $0.5 million in the next twelve months. Conversely, if overall interest rates were to decrease by 50 basis points, interest expense, net of income taxes, would decrease by approximately $0.5 million in the next twelve months. Letter of credit fees issued under this facility range from 2.75% to 3.25% of the respective face amounts of the letters of credit issued and are charged based on certain financial tests. The 2010 Revolving Credit Facility expires in February 2013. There is no guarantee that we will be able to renew the 2010 Revolving Credit Facility at its expiration.
As of September 30, 2010, the fair value of our interest rate swap was a net liability of $0.1 million. Under the terms of the interest rate swap, we pay the counterparty a fixed rate of interest of 2.225% and receive a variable rate of interest from the same counterparty.
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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. — OTHER INFORMATION.
ITEM 5. OTHER INFORMATION.
A subsidiary of the Company occasionally performs maintenance work at mines covered by the Federal Mine Safety and Health Act of 1977 (“MSHA”). On August 9, 2010, the subsidiary received three citations claiming the occurrence of violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard under MSHA. All of such citations were related to an accident at a customer’s mine that resulted in the death of one employee of such subsidiary during normal maintenance activities conducted by the subsidiary at the customer’s mine. All of the alleged violations were timely abated. No civil penalties have yet been proposed for assessment.
ITEM 6. EXHIBITS.
For the list of exhibits, see the Exhibit Index immediately following the signature page hereof, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2010	EMCOR GROUP, INC.
(Registrant)

	By:	/s/ FRANK T. MacINNIS
Frank T. MacInnis
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ MARK A. POMPA
Mark A. Pompa
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated By Reference to or
No.	Description	Page Number

2(a-1)	Purchase Agreement dated as of February 11, 2002 by and among Comfort Systems USA, Inc. and EMCOR-CSI Holding Co.	Exhibit 2.1 to EMCOR Group, Inc.’s (“EMCOR”) Report on Form 8-K dated February 14, 2002

2(a-2)	Purchase and Sale Agreement dated as of August 20, 2007 between FR X Ohmstede Holdings LLC and EMCOR Group, Inc.	Exhibit 2.1 to EMCOR’s Report on Form 8-K (Date of Report August 20, 2007)

3(a-1)	Restated Certificate of Incorporation of EMCOR filed December 15, 1994	Exhibit 3(a-5) to EMCOR’s Registration Statement on Form 10 as originally filed March 17, 1995 (“Form 10”)

3(a-2)	Amendment dated November 28, 1995 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1995 (“1995 Form 10-K”)

3(a-3)	Amendment dated February 12, 1998 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-3) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1997 (“1997 Form 10-K”)

3(a-4)	Amendment dated January 27, 2006 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-4) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”)

3(a-5)	Amendment dated September 18, 2007 to the Restated Certificate of Incorporation of EMCOR	Exhibit A to EMCOR’s Proxy Statement dated August 17, 2007 for Special Meeting of Stockholders held September 18, 2007

3(b)	Amended and Restated By-Laws	Exhibit 3(b) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1998 (“1998 Form 10-K”)

4(a)	Second Amended and Restated Credit Agreement dated as of February 4, 2010 by and among EMCOR Group, Inc. and certain of its subsidiaries and Bank of Montreal, individually and as Agent and the Lenders which are or become parties thereto (the “Credit Agreement”)	Exhibit 4.1(a) to EMCOR’s Report on Form 8-K (Date of Report February 4, 2010) (“February 2010 Form 8-K”)

4(b)	Third Amended and Restated Security Agreement dated as of February 4, 2010 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4.1(b) to the February 2010 Form 8-K

4(c)	Third Amended and Restated Pledge Agreement dated as of February 4, 2010 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4.1(c) to the February 2010 Form 8-K

4(d)	Second Amended and Restated Guaranty Agreement dated as of February 4, 2010 by certain of EMCOR’s U.S. subsidiaries in favor of Bank of Montreal, as Agent	Exhibit 4.1(d) to the February 2010 Form 8-K

10(a)	Severance Agreement between EMCOR and Frank T. MacInnis	Exhibit 10.2 to EMCOR’s Report on Form 8-K (Date of Report April 25, 2005) (“April 2005 Form 8-K”)

10(b)	Form of Severance Agreement (“Severance Agreement”) between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to the April 2005 Form 8-K

EXHIBIT INDEX

Exhibit		Incorporated By Reference to or
No.	Description	Page Number

10(c)	Form of Amendment to Severance Agreement between EMCOR and each of Frank T. MacInnis, Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“March 2007 Form 10-Q”)

10(d)	Letter Agreement dated October 12, 2004 between Anthony Guzzi and EMCOR (the “Guzzi Letter Agreement”)	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report October 12, 2004)

10(e)	Form of Confidentiality Agreement between Anthony Guzzi and EMCOR	Exhibit C to the Guzzi Letter Agreement

10(f)	Form of Indemnification Agreement between EMCOR and each of its officers and directors	Exhibit F to the Guzzi Letter Agreement

10(g-1)	Severance Agreement (“Guzzi Severance Agreement”) dated October 25, 2004 between Anthony Guzzi and EMCOR	Exhibit D to the Guzzi Letter Agreement

10(g-2)	Amendment to Guzzi Severance Agreement	Exhibit 10(g-2) to the March 2007 Form 10-Q

10(h-1)	1994 Management Stock Option Plan (“1994 Option Plan”)	Exhibit 10(o) to Form 10

10(h-2)	Amendment to Section 12 of the 1994 Option Plan	Exhibit (g-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2000 (“2000 Form 10-K”)

10(h-3)	Amendment to Section 13 of the 1994 Option Plan	Exhibit (g-3) to 2000 Form 10-K

10(i-1)	1995 Non-Employee Directors’ Non-Qualified Stock Option Plan (“1995 Option Plan”)	Exhibit 10(p) to Form 10

10(i-2)	Amendment to Section 10 of the 1995 Option Plan	Exhibit (h-2) to 2000 Form 10-K

10(j-1)	1997 Non-Employee Directors’ Non-Qualified Stock Option Plan (“1997 Option Plan”)	Exhibit 10(k) to 1998 Form 10-K

10(j-2)	Amendment to Section 9 of the 1997 Option Plan	Exhibit 10(i-2) to 2000 Form 10-K

10(l-1)	Continuity Agreement dated as of June 22, 1998 between Frank T. MacInnis and EMCOR (“MacInnis Continuity Agreement”)	Exhibit 10(a) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (“June 1998 Form 10-Q”)

10(l-2)	Amendment dated as of May 4, 1999 to MacInnis Continuity Agreement	Exhibit 10(h) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (“June 1999 Form 10-Q”)

10(l-3)	Amendment dated as of March 1, 2007 to MacInnis Continuity Agreement	Exhibit 10(l-3) to the March 2007 Form 10-Q

10(m-1)	Continuity Agreement dated as of June 22, 1998 between Sheldon I. Cammaker and EMCOR (“Cammaker Continuity Agreement”)	Exhibit 10(c) to the June 1998 Form 10-Q

10(m-2)	Amendment dated as of May 4, 1999 to Cammaker Continuity Agreement	Exhibit 10(i) to the June 1999 Form 10-Q

10(m-3)	Amendment dated as of March 1, 2007 to Cammaker Continuity Agreement	Exhibit 10(m-3) to the March 2007 Form 10-Q

10(n-1)	Continuity Agreement dated as of June 22, 1998 between R. Kevin Matz and EMCOR (“Matz Continuity Agreement”)	Exhibit 10(f) to the June 1998 Form 10-Q

10(n-2)	Amendment dated as of May 4, 1999 to Matz Continuity Agreement	Exhibit 10(m) to the June 1999 Form 10-Q

EXHIBIT INDEX

Exhibit		Incorporated By Reference to or
No.	Description	Page Number

10(n-3)	Amendment dated as of January 1, 2002 to Matz Continuity Agreement	Exhibit 10(o-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“March 2002 Form 10-Q”)

10(n-4)	Amendment dated as of March 1, 2007 to Matz Continuity Agreement	Exhibit 10(n-4) to the March 2007 Form 10-Q

10(o-1)	Continuity Agreement dated as of June 22, 1998 between Mark A. Pompa and EMCOR (“Pompa Continuity Agreement”)	Exhibit 10(g) to the June 1998 Form 10-Q

10(o-2)	Amendment dated as of May 4, 1999 to Pompa Continuity Agreement	Exhibit 10(n) to the June 1999 Form 10-Q

10(o-3)	Amendment dated as of January 1, 2002 to Pompa Continuity Agreement	Exhibit 10(p-3) to the March 2002 Form 10-Q

10(o-4)	Amendment dated as of March 1, 2007 to Pompa Continuity Agreement	Exhibit 10(o-4) to the March 2007 Form 10-Q

10(p-1)	Change of Control Agreement dated as of October 25, 2004 between Anthony Guzzi (“Guzzi”) and EMCOR (“Guzzi Continuity Agreement”)	Exhibit E to the Guzzi Letter Agreement

10(p-2)	Amendment dated as of March 1, 2007 to Guzzi Continuity Agreement	Exhibit 10(p-2) to the March 2007 Form 10-Q

10(q-1)	Amendment dated as of March 29, 2010 to Severance Agreement with Sheldon I. Cammaker, Anthony J. Guzzi, Frank T. MacInnis, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to Form 8-K (Date of Report March 29, 2010) (“March 2010 Form 8-K”)

10(q-2)	Amendment to Continuity Agreements and Severance Agreements with Sheldon I. Cammaker, Anthony J. Guzzi, Frank T. MacInnis, R. Kevin Matz and Mark A. Pompa	Exhibit 10(q) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”)

10(r)	Letter Agreement dated May 25, 2010 between EMCOR and Frank T. MacInnis	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report May 25, 2010)

10(s-1)	Incentive Plan for Senior Executive Officers of EMCOR Group, Inc. (“Incentive Plan for Senior Executives”)	Exhibit 10.3 to Form 8-K (Date of Report March 4, 2005)

10(s-2)	First Amendment to Incentive Plan for Senior Executives	Exhibit 10(t) to 2005 Form 10-K

10(s-3)	Amendment made February 27, 2008 to Incentive Plan for Senior Executive Officers	Exhibit 10(r-3) to 2008 Form 10-K

10(s-4)	Amendment made December 22, 2008 to Incentive Plan for Senior Executive Officers	Exhibit 10(r-4) to 2008 Form 10-K

10(s-5)	Amendment made December 15, 2009 to Incentive Plan for Senior Executive Officers	Exhibit 10(r-5) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”)

10(s-6)	Suspension of Incentive Plan for Senior Executive Officers	Exhibit 10(r-5) to 2008 Form 10-K

10(t-1)	EMCOR Group, Inc. Long-Term Incentive Plan (“LTIP”)	Exhibit 10 to Form 8-K (Date of Report December 15, 2005)

10(t-2)	First Amendment to LTIP and updated Schedule A to LTIP	Exhibit 10(s-2) to 2008 Form 10-K

10(t-3)	Second Amendment to LTIP	Exhibit 10.2 to March 2010 Form 8-K

EXHIBIT INDEX

Exhibit		Incorporated By Reference to or
No.	Description	Page Number

10(t-4)	Form of Certificate Representing Stock Units issued under LTIP	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”)

10(u-1)	2003 Non-Employee Directors’ Stock Option Plan	Exhibit A to EMCOR’s Proxy Statement for its Annual Meeting held on June 12, 2003 (“2003 Proxy Statement”)

10(u-2)	First Amendment to 2003 Non-Employee Directors’ Plan	Exhibit 10(u-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”)

10(v-1)	2003 Management Stock Incentive Plan	Exhibit B to EMCOR’s 2003 Proxy Statement

10(v-2)	Amendments to 2003 Management Stock Incentive Plan	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 Form 10-K”)

10(v-3)	Second Amendment to 2003 Management Stock Incentive Plan	Exhibit 10(v-3) to 2006 Form 10-K

10(w)	Form of Stock Option Agreement evidencing grant of stock options under the 2003 Management Stock Incentive Plan	Exhibit 10.1 to Form 8-K (Date of Report January 3, 2005)

10(x)	Key Executive Incentive Bonus Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008 (“2008 Proxy Statement”)

10(y)	2005 Management Stock Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 16, 2005 (“2005 Proxy Statement”)

10(z)	First Amendment to 2005 Management Stock Incentive Plan	Exhibit 10(z) to 2006 Form 10-K

10(a)(a-1)	2005 Stock Plan for Directors	Exhibit C to 2005 Proxy Statement

10(a)(a-2)	First Amendment to 2005 Stock Plan for Directors	Exhibit 10(a)(a-2) to 2006 Form 10-K

10(a)(a-3)	Consents on December 15, 2009 to Transfer Stock Options by Non-Employee Directors	Exhibit 10(z) to 2009 Form 10-K

10(b)(b)	Option Agreement between EMCOR and Frank T. MacInnis dated May 5, 1999	Exhibit 4.4 to 2004 Form S-8 (Date of Report February 18, 2004) (“2004 Form S-8”)

10(c)(c)	Form of EMCOR Option Agreement for Messrs. Frank T. MacInnis, Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa (collectively the “Executive Officers”) for options granted January 4, 1999, January 3, 2000 and January 2, 2001	Exhibit 4.5 to 2004 Form S-8

10(d)(d)	Form of EMCOR Option Agreement for Executive Officers granted December 1, 2001	Exhibit 4.6 to 2004 Form S-8

10(e)(e)	Form of EMCOR Option Agreement for Executive Officers granted January 2, 2002, January 2, 2003 and January 2, 2004	Exhibit 4.7 to 2004 Form S-8

10(f)(f)	Form of EMCOR Option Agreement for Directors granted June 19, 2002, October 25, 2002 and February 27, 2003	Exhibit 4.8 to 2004 Form S-8

EXHIBIT INDEX

Exhibit		Incorporated By Reference to or
No.	Description	Page Number

10(g)(g)	Option Agreement dated October 25, 2004 between Guzzi and EMCOR	Exhibit A to Guzzi Letter

10(h)(h-1)	2007 Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 20, 2007

10(h)(h-2)	Option Agreement dated December 13, 2007 under 2007 Incentive Plan between Jerry E. Ryan and EMCOR	Exhibit 10(h)(h-2) to 2007 Form 10-K

10(h)(h-3)	Option Agreement dated December 15, 2008 under 2007 Incentive Plan between David Laidley and EMCOR	Exhibit 10.1 to Form 8-K (Date of Report December 15, 2008)

10(h)(h-4)	Form of Option Agreement under 2007 Incentive Plan between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(h)(h-3) to 2007 Form 10-K

10(i)(i-1)	2010 Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held on June 11, 2010

10(i)(i-2)	Form of Option Agreement under 2010 Incentive Plan between EMCOR and each non-employee director with respect to grant of options upon re-election at June 11, 2010 Annual Meeting of Stockholders	Exhibit 10(i)(i-2) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

10(j)(j)	Form of letter agreement between EMCOR and each Executive Officer with respect to acceleration of options granted January 2, 2003 and January 2, 2004	Exhibit 10(b)(b) to 2004 Form 10-K

10(k)(k)	EMCOR Group, Inc. Employee Stock Purchase Plan	Exhibit C to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008

10(l)(l)	Certificate dated March 24, 2008 evidencing Phantom Stock Unit Award to Frank T. MacInnis	Exhibit 10(j)(j-1) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (“March 2008 Form 10-Q”)

10(l)(l-2)	Certificate dated March 24, 2008 evidencing Phantom Stock Unit Award to Anthony J. Guzzi	Exhibit 10(j)(j-2) to the March 2008 Form 10-Q

10(m)(m)	Certificate dated March 24, 2008 evidencing Stock Unit Award to Frank T. MacInnis	Exhibit 10(k)(k) to the March 2008 Form 10-Q

10(n)(n)	Form of Restricted Stock Award Agreement dated January 4, 2010 between EMCOR and each of Albert Fried, Jr., Richard F. Hamm, Jr., David H. Laidley, Jerry E. Ryan and Michael T. Yonker	Exhibit 10(l)(l) to 2009 Form 10-K

11	Computation of Basic EPS and Diluted EPS for the three and nine months ended September 30, 2010 and 2009	Note D of the Notes to the Condensed Consolidated Financial Statements

31.1	Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 by Frank T. MacInnis, the Chairman of the Board of Directors and Chief Executive Officer *	Page _____

31.2	Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer *	Page _____

EXHIBIT INDEX

Exhibit		Incorporated By Reference to or
No.	Description	Page Number

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chairman of the Board of Directors and Chief Executive Officer **	Page _____

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer **	Page _____

101	The following materials from EMCOR Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Equity and Comprehensive Income and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.***	Page _____

*	Filed Herewith

**	Furnished Herewith

***	Submitted Electronically Herewith
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