Form 10-K
period 2010-12-31
EMCOR GROUP INC
filed 2011-02-25
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,292,000,000 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the New York Stock Exchange reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock (based solely on filings of such 5% holders) have been excluded from such calculation as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of the registrant’s common stock outstanding as of the close of business on February 22, 2011: 66,683,968 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III. Portions of the definitive proxy statement for the 2011 Annual Meeting of Stockholders, which document will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K relates, are incorporated by reference into Items 10 through 14 of Part III of this Form 10-K.

[This Page Intentionally Left Blank]

FORWARD-LOOKING STATEMENTS

Certain information included in this report, or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Act”). Such statements are being made pursuant to the 1995 Act and with the intention of obtaining the benefit of the “Safe Harbor” provisions of the 1995 Act. Forward-looking statements are based on information available to us and our perception of such information as of the date of this report and our current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” variations of such wording and other words or phrases of similar meaning in connection with a discussion of our future operating or financial performance, and other aspects of our business, including market share growth, gross profit, project mix, projects with varying profit margins, selling, general and administrative expenses, and trends in our business and other characterizations of future events or circumstances. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in press releases, in our presentations, on our web site and in other material released to the public. Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are only predictions and are subject to risks, uncertainties and assumptions, including those identified below in the “Risk Factors” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, and other sections of this report, and in our Forms 10-Q for the three months ended March 31, 2010, June 30, 2010 and September 30, 2010 and in other reports filed by us from time to time with the SEC as well as in press releases, in our presentations, on our web site and in other material released to the public. Such risks, uncertainties and assumptions are difficult to predict, beyond our control and may turn out to be inaccurate causing actual results to differ materially from those that might be anticipated from our forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.

[This Page Intentionally Left Blank]

PART I

ITEM 1.	BUSINESS

References to the “Company,” “EMCOR,” “we,” “us,” “our” and similar words refer to EMCOR Group, Inc. and its consolidated subsidiaries unless the context indicates otherwise.

General

We are one of the largest electrical and mechanical construction and facilities services firms in the United States, Canada, the United Kingdom and in the world. In 2010, we had revenues of approximately $5.1 billion. We provide services to a broad range of commercial, industrial, utility and institutional customers through over 70 operating subsidiaries and joint venture entities. Our offices are located in the United States, Canada and the United Kingdom. Our executive offices are located at 301 Merritt Seven, Norwalk, Connecticut 06851-1092, and our telephone number at those offices is (203) 849-7800.

We specialize principally in providing construction services relating to electrical and mechanical systems in facilities of all types and in providing comprehensive services for the operation, maintenance and management of substantially all aspects of such facilities, commonly referred to as “facilities services.”

We design, integrate, install, start-up, operate and maintain various electrical and mechanical systems, including:

•	Electric power transmission and distribution systems;

•	Premises electrical and lighting systems;

•	Low-voltage systems, such as fire alarm, security and process control systems;

•	Voice and data communications systems;

•	Roadway and transit lighting and fiber optic lines;

•	Heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems;

•	Fire protection systems;

•	Plumbing, process and high-purity piping systems;

•	Water and wastewater treatment systems; and

•	Central plant heating and cooling systems.

Our facilities services operations, many of which support the operation of a customer’s facilities, include:

•	Industrial maintenance and services;

•	Outage services to utilities and industrial plants;

•	Commercial and government site-based operations and maintenance;

•	Military base operations support services;

•	Mobile maintenance and services;

•	Facilities management;

•	Installation and support for building systems;

•	Program development, management and maintenance for energy systems;

•	Shop and on-site field services for refineries and petrochemical plants;

•	Technical consulting and diagnostic services;

•	Infrastructure and building projects for federal, state and local governmental agencies and bodies;

•	Small modification and retrofit projects; and

•	Retrofit projects to comply with clean air laws.

Facilities services are provided to a wide range of commercial, industrial, utility and institutional facilities, including those to which we also provide construction services and others to which construction services are provided by others. Many of our varied facilities services are often combined to provide integrated service packages, which include operations and maintenance, mobile mechanical services, energy management and facility improvement programs.

We provide construction services and facilities services directly to corporations, municipalities and other governmental entities, owners/developers, and tenants of buildings. We also provide these services indirectly by acting as a subcontractor to general contractors, systems suppliers, property managers and other subcontractors. Worldwide, as of December 31, 2010, we had over 24,000 employees.

Our revenues are derived from many different customers in numerous industries, which have operations in several different geographical areas. Of our 2010 revenues, approximately 86% were generated in the United States and approximately 14% were generated internationally. In 2010, approximately 42% of revenues were derived from new construction projects, 19% were derived from renovation and retrofit of customer’s existing facilities, and 39% were derived from facilities services operations.

The broad scope of our operations is more particularly described below. For information regarding the revenues and operating income of each of our segments with respect to each of the last three years, total assets of each of our segments with respect to each of the last two years, and our revenues and assets attributable to the United States, Canada, the United Kingdom and all other foreign countries, see Note 18 — Segment Information of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

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

Our United States electrical and mechanical construction services operations accounted for about 52% of our 2010 revenues, of which revenues of approximately 68% were related to new construction and approximately 32% were related to renovation and retrofit projects. Our United Kingdom and Canada electrical and mechanical construction services operations accounted for approximately 9% of our 2010 revenues, of which revenues of approximately 71% were related to new construction and approximately 29% were related to renovation and retrofit projects. We provide electrical and mechanical construction services for both large and small installation and renovation projects. Our largest projects have included those: (a) for institutional use (such as water and wastewater treatment facilities, hospitals, correctional facilities and research laboratories); (b) for industrial use (such as pharmaceutical plants, steel, pulp and paper mills, chemical, food, automotive and semiconductor manufacturing facilities and oil refineries); (c) for transportation projects (such as highways, airports and transit systems); (d) for commercial use (such as office buildings, data centers, hotels, casinos, convention centers, sports stadiums, shopping malls and resorts); and (e) for power generation and energy management projects. Our largest projects, which typically range in size from $10.0 million up to and occasionally exceeding $150.0 million and are frequently multi-year projects, represented approximately 39% of our construction services revenues in 2010.

Our projects of less than $10.0 million accounted for approximately 61% of our 2010 electrical and mechanical construction services revenues. These projects are typically completed in less than one year. They usually involve electrical and mechanical construction services when an end-user or owner undertakes construction or modification of a facility to accommodate a specific use. These projects frequently require electrical and mechanical systems to meet special needs such as critical systems power supply, fire protection systems, special environmental controls and high-purity air systems, sophisticated electrical and mechanical systems for data centers, trading floors in financial services businesses, new production lines in manufacturing plants and office arrangements in existing office buildings. They are not usually dependent upon the new construction market. Demand for these projects and types of services is often prompted by the expiration of leases, changes in technology, or changes in the customer’s plant or office layout in the normal course of a customer’s business.

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

Our United States facilities services operations provide facilities services to a wide range of commercial, industrial and institutional facilities, including both those for which we have provided construction services and those for which construction services were provided by others. Facilities services are frequently bundled to provide integrated service packages and are provided on a mobile basis or by our employees based at customer sites. Through a recent acquisition of a government infrastructure project company headquartered in Jacksonville, Florida, we now offer diversified prime contracting services to federal and state government agencies and local municipalities.

These facilities services, which generated approximately 39% of our 2010 revenues, are provided to owners, operators, tenants and managers of all types of facilities both on a contract basis for a specified period of time and on an individual task order basis. Of our 2010 facilities services revenues, approximately 86% were generated in the United States and approximately 14% were generated internationally.

Our facilities services operations have built on our traditional electrical and mechanical services operations, facilities services activities at our electrical and mechanical contracting subsidiaries, and our client relationships, as well as acquisitions, to expand the scope of services being offered and to develop packages of services for customers on a regional and national basis.

Our United States facilities services segment offers a broad range of facilities services, including maintenance and service of electrical and mechanical systems, industrial maintenance and services, including outage services to utilities and industrial plants, commercial and government site-based operations and maintenance, military base operations support services, mobile maintenance and services, facilities management, installation and support for building systems, program development, management and maintenance of energy systems, technical consulting and diagnostic services, infrastructure and building projects for federal, state and local governmental agencies and bodies, small modification and retrofit projects and retrofit projects to comply with clean air laws.

Demand for our facilities services is often driven by customers’ decisions to focus on their own core competencies, customers’ programs to reduce costs, the increasing technical complexity of their facilities and their mechanical, electrical, voice and data and other systems, and the need for increased reliability, especially in electrical and mechanical systems. These trends have led to outsourcing and privatization programs whereby customers in both the private and public sectors seek to contract out those activities that support, but are not directly associated with, the customer’s core business. Clients of our facilities services business include the federal government, utilities, independent power producers, refineries, pulp and paper producers and major corporations engaged in information technology, telecommunications, pharmaceuticals, petrochemicals, financial services, publishing and other manufacturing.

In Washington D.C., we provide facilities services at a number of preeminent buildings, including those that house the Secret Service, the Federal Deposit Insurance Corporation, the World Bank, the Department of Veteran Affairs, and the Department of

Health and Human Services. We also provide facilities services to a number of military bases, including base operations support services to the Navy Capital Region, which, among other facilities, includes the Bethesda Naval Hospital, the Naval Research Laboratory and the Washington Navy Yard. We are also involved in joint ventures providing facilities services to the Navy, including one providing facilities services to the Naval Submarine Base in Bangor, Washington and the Naval Hospital in Bremerton, Washington. The agreements pursuant to which this division provides services to the federal government are subject to renegotiation of terms and prices by the government, termination by the government prior to the expiration of the term, and non-renewal.

Our facilities services operations also provide aftermarket maintenance and repair services, replacement parts and fabrication services for highly engineered shell and tube heat exchangers for refineries and the petrochemical industry. We provide in-shop repairs and customized design and manufacturing for heat exchangers, as well as related equipment on the U.S. Gulf Coast and at a facility in the Los Angeles, California area and provide cleaning services for heat exchangers at one of our Texas facilities. In addition, we provide aftermarket maintenance of shell and tube heat exchangers in the field. These services are tailored to meet customer needs for scheduled turnarounds or specialty callout service. We also have embedded multi-year contracts with refineries pursuant to which our crews and equipment are located at customers’ plants, allowing our employees to perform specialty services for heat exchangers and related equipment on a daily basis.

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

Our facilities services operations also provide energy services, which include the design, construction and operation of energy related projects and facilities on a turnkey basis. Currently, we operate several central heating and cooling plants/power and cogeneration facilities and provide maintenance services for high-voltage and boiler systems under multi-year contracts. In addition, we provide consulting and national program energy management services under multi-year agreements and energy efficiency system retrofits.

Our United Kingdom subsidiary also has a division that focuses on facilities services. This division currently provides a broad range of facilities services under multi-year agreements to public and private sector customers, including airlines, airports, real estate property managers, manufacturers and governmental agencies.

We believe that our electrical and mechanical construction services and facilities services operations are complementary, permitting us to offer customers a comprehensive package of services. Our ability to offer construction services and facilities services enhances our competitive position with customers. Furthermore, our revenues from our facilities services operations tend to be less cyclical than our construction operations because facilities services are more responsive to the needs of an industry’s operational requirements rather than its construction requirements.

Competition

We believe that the electrical and mechanical construction services business is highly fragmented and our competition includes thousands of small companies across the United States and around the world. We also compete with national, regional and local companies, many of which are small, owner-operated entities that carry on their businesses in a limited geographic area. However, there are a few United States based public companies focused on providing either electrical or mechanical construction services, such as Integrated Electrical Services, Inc. and Comfort Systems USA, Inc. A majority of our revenues are derived from projects requiring competitive bids; however, an invitation to bid is often conditioned upon prior experience, technical capability and financial strength. Because we have total assets, annual revenues, net worth, access to bank credit and surety bonding and expertise significantly greater than most of our competitors, we believe we have a significant competitive advantage over our competitors in providing electrical and mechanical construction services. Competitive factors in the electrical and mechanical construction services business include: (a) the availability of qualified and/or licensed personnel; (b) reputation for integrity and quality; (c) safety record; (d) cost structure; (e) relationships with customers; (f) geographic diversity; (g) the ability to control project costs; (h) experience in specialized markets; (i) the ability to obtain surety bonding; (j) adequate working capital; (k) access to bank credit; and (l) price. However, there are relatively few significant barriers to entry to several types of our construction services business.

While the facilities services business is also highly fragmented with most competitors operating in a specific geographic region, a number of large United States based corporations such as Johnson Controls, Inc., Fluor Corp., UNICCO Service Company, the

Washington Division of URS Corporation, CB Richard Ellis, Inc., Jones Lang LaSalle and ABM Facility Services are engaged in this field, as are large original equipment manufacturers such as Carrier Corp. and Trane Air Conditioning. With respect to our industrial services operations, we are the leading North American provider of aftermarket maintenance and repair services, replacement parts and fabrication services for highly engineered shell and tube heat exchangers. The key competitive factors in the facilities services business include price, service, quality, technical expertise, geographic scope and the availability of qualified personnel and managers. Due to our size, both financial and geographic, and our technical capability and management experience, we believe we are in a strong competitive position in the facilities services business.

Employees

At December 31, 2010, we employed over 24,000 people, approximately 65% of whom are represented by various unions pursuant to more than 400 collective bargaining agreements between our individual subsidiaries and local unions. We believe that our employee relations are generally good. Only two of these collective bargaining agreements are national or regional in scope.

Backlog

We had backlog as of December 31, 2010 of approximately $3.42 billion, compared with backlog of approximately $3.15 billion as of December 31, 2009. Backlog increases with awards of new contracts and decreases as we perform work on existing contracts. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of the facilities services contracts. However, if the remaining term of a facilities services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only the next 12 months of revenues.

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

Our Board of Directors has an audit committee, a compensation and personnel committee, and a nominating and corporate governance committee. Each of these committees has a formal charter. We also have Corporate Governance Guidelines, which include guidelines regarding related party transactions, a Code of Ethics for our Chief Executive Officer and Senior Financial Officers, and a Code of Ethics and Business Conduct for Directors, Officers and Employees. Copies of these charters, guidelines and codes, and any waivers or amendments to such codes which are applicable to our executive officers, senior financial officers or directors, can be obtained free of charge from our web site, www.emcorgroup.com.

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

The economic downturn has lead to a reduction in demand for our construction services. Negative conditions in the credit markets may continue to adversely impact our ability to operate our business. The level of demand for construction services from our clients has been, and will likely continue to be, adversely impacted by the downturn in the industries we service, as well as in the economy in general. As the general level of economic activity has slowed, certain of our ultimate customers have delayed or cancelled, and may continue to delay or cancel, projects or capital spending, especially with respect to more profitable private sector work, and this downturn has adversely affected our ability to continue to grow and has resulted in a reduction in our revenues and profitability, and is likely to continue to adversely affect our revenues and profitability. A number of economic factors, including financing conditions for the industries we serve, have adversely affected, and may continue to adversely affect, our ultimate customers and their ability or willingness to fund capital expenditures in the future or pay for past services. General concerns about the fundamental soundness of domestic and foreign economies have caused and may continue to cause ultimate customers to defer projects even if they have credit available to them. Continuation or further worsening of financial and macroeconomic conditions could have a significant adverse effect on our revenues and profitability.

Many of our clients depend on the availability of credit to help finance their capital and maintenance projects. During 2009 and continued in 2010, the availability of credit tightened in spite of governmental efforts to increase liquidity and reduce interest rates. This situation has negatively impacted the ability of existing and prospective ultimate customers to fund projects we might otherwise perform, particularly those in the more profitable private sector. As a result, certain ultimate customers have deferred and others may defer such projects for an unknown, and perhaps lengthy, period. Such deferrals have inhibited our growth and adversely affected our results of operations and are likely to continue to have an adverse impact on our results of operations.

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

Our business may be affected by current government budget deficits. Significant budget deficits faced by the federal, state and local governments may result in their curtailment of future spending on government infrastructure projects and/or expenditures, from which expenditures some of our businesses derive a significant portion of revenue.

An increase in the prices of certain materials used in our businesses could adversely affect our businesses. We are exposed to market risk of fluctuations in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in both our construction and facilities services operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of over 8,000 vehicles. Most of our contracts do not allow us to adjust our prices and, as a result, increases in material or fuel costs could reduce our profitability with respect to projects in progress.

Our industry is highly competitive. Our industry is served by numerous small, owner-operated private companies, a few public companies and several large regional companies. In addition, relatively few barriers prevent entry into most of our businesses. As a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors. Competition in our industry depends on numerous factors, including price. Certain of our competitors have lower overhead cost structures and, therefore, are able to provide their services at lower rates than we are currently able to provide. In addition, some of our competitors have greater resources than we do. We cannot be certain that our competitors will not develop the expertise, experience and resources necessary to provide services that are superior in quality and lower in price to ours. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within the industry or maintain a customer base at current levels. We may also face competition from the in-house service organizations of existing or prospective customers, particularly with respect to facilities services. Many of our customers employ personnel who perform some of the same types of facilities services that we do. We cannot be certain that our existing or prospective customers will continue to outsource facilities services in the future.

We are a decentralized company, which presents certain risks. While we believe decentralization has enhanced our growth and enabled us to remain responsive to opportunities and to our customers’ needs, it necessarily places significant control and decision-making powers in the hands of local management. This presents various risks, including the risk that we may be slower or less able to identify or react to problems affecting a key business than we would in a more centralized environment.

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

Our dependence upon fixed price contracts could adversely affect our business. We currently generate, and expect to continue to generate, a significant portion of our revenues from fixed price contracts. We must estimate the total costs of a particular project to bid for fixed price contracts. The actual cost of labor and materials, however, may vary from the costs we originally estimated. These variations, along with other risks, inherent in performing fixed price contracts, may cause actual gross profits from projects to differ from those we originally estimated and could result in reduced profitability or losses on projects. Depending upon the size of a particular project, variations from the estimated contract costs can have a significant impact on our operating results for any fiscal quarter or year.

We could incur additional costs to cover guarantees. In some instances, we guarantee completion of a project by a specific date or price, achievement of certain performance standards or performance of our services at a certain standard of quality. If we subsequently fail to meet such guarantees, we may be held responsible for costs resulting from such failures. Such a failure could result in our payment of liquidated or other damages. To the extent that any of these events occur, the total costs of a project could exceed the original estimated costs, and we would experience reduced profits or, in some cases, a loss.

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

In addition, existing and potential customers have reduced, and may continue to reduce, the number or size of projects available to us due to their inability to obtain capital or pay for services provided or because of general economic conditions. Many of the factors affecting our ability to generate internal growth are beyond our control, and we cannot be certain that our strategies will be successful or that we will be able to generate cash flow sufficient to fund our operations and to support internal growth. If we are not successful, we may not be able to achieve internal growth, expand operations or grow our business.

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

Our unionized workforce could adversely affect our operations. As of December 31, 2010, approximately 65% of our employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. However, only two of our collective bargaining agreements are national or regional in scope, and not all of our collective bargaining agreements expire at the same time. Strikes or work stoppages would adversely impact our relationships with our customers and could have a material adverse effect on our financial condition, results of operations and cash flows. We contribute to many multi-employer union pension funds based upon wages paid to our union employees. Under the Employee Retirement Income Security Act, we may become liable for our proportionate share of a multi-employer pension plan’s underfunding, if we cease to contribute to that pension plan or significantly reduce the employees in respect of which we make contributions to that pension plan. See Note 15—Retirement Plans of the notes to consolidated financial statements for additional information regarding multi-employer pension plans.

Fluctuating foreign currency exchange rates impact our financial results. We have significant foreign operations in Canada and the United Kingdom, which in 2010 accounted, in the aggregate, for 14% of our revenues. Our reported financial condition and results of operations are exposed to the effects (both positive and negative) that fluctuating exchange rates have on the process of translating the financial statements of our international operations, which are denominated in local currencies, into the U.S. dollar.

Our failure to comply with environmental laws could result in significant liabilities. Our operations are subject to various laws, including environmental laws and regulations, among which many deal with the handling and disposal of asbestos and other hazardous or universal waste products, PCBs and fuel storage. A violation of such laws and regulations may expose us to various claims, including claims by third parties, as well as remediation costs and fines. We own and lease many facilities. Some of these facilities contain fuel storage tanks, which may be above or below ground. If these tanks were to leak, we could be responsible for the cost of remediation as well as potential fines. As a part of our business, we also install fuel storage tanks and are sometimes required to deal with hazardous materials, all of which may expose us to environmental liability.

In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks, or the imposition of new clean-up requirements could require us to incur significant costs or become the basis for new or increased liabilities that could harm our financial condition and results of operations, although certain of these costs might be covered by insurance. In some instances, we have obtained indemnification or covenants from third parties (including predecessors or lessors) for such clean-up and other obligations and liabilities that we believe are adequate to cover such obligations and liabilities. However, such third-party indemnities or covenants may not cover all of such costs or third-party indemnitors may default on their obligations. In addition, unanticipated obligations or liabilities, or future obligations and liabilities, may have a material adverse effect on our business operations. Further, we cannot be certain that we will be able to identify, or be indemnified for, all potential environmental liabilities relating to any acquired business.

Adverse resolution of litigation and other legal proceedings may harm our operating results or financial condition. We are a party to lawsuits and other legal proceedings, most of which are in the normal course of our business. Litigation and other legal proceedings can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular legal proceeding could have a material adverse effect on our business, operating results, financial condition, and in some cases, on our reputation or our ability to obtain projects from customers, including governmental entities. See Item 3. Legal Proceedings, for more information regarding certain legal proceedings in which we are involved.

Opportunities within the government sector could lead to increased governmental regulation applicable to us and unrecoverable startup costs. Most government contracts are awarded through a regulated competitive bidding process. As we pursue increased opportunities in the government arena, particularly in our facilities services segment, management’s focus associated with the start-up and bidding process may be diverted away from other opportunities. If we are to be successful in being awarded additional government contracts, a significant amount of costs could be required before any revenues are realized from these contracts. In addition, as a government contractor we are subject to a number of procurement rules and other regulations, any deemed violation of which could lead to fines or penalties or a loss of business. Government agencies routinely audit and investigate government contractors. Government agencies may review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. If government agencies determine through these audits or reviews that costs are improperly allocated to specific contracts, they will not reimburse the contractor for those costs or may require the contractor to refund previously reimbursed costs. If government agencies determine that we are engaged in improper activity, we may be subject to civil and criminal penalties and debarment or suspension from doing business with the government. Government contracts are also subject to renegotiation of profit by the government, termination by the government prior to the expiration of the term and non-renewal by the government.

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

We are effectively self-insured against many potential liabilities. Although we maintain insurance policies with respect to a broad range of risks, including automobile liability, general liability, workers’ compensation and employee group health, these policies do not cover all possible claims and certain of the policies are subject to large deductibles. Accordingly, we are effectively self-insured for a substantial number of actual and potential claims. In addition, if any of our insurance carriers defaulted on its obligations to provide insurance coverage by reason of its insolvency or for other reasons, our exposure to claims would increase and our profits would be adversely affected. Our estimates for unpaid claims and expenses are based on known facts, historical trends and industry averages, utilizing the assistance of an actuary. We reflect these liabilities in our balance sheet as “Other accrued expenses and liabilities” and “Other long-term obligations.” The determination of such estimated liabilities and their appropriateness are reviewed and updated at least quarterly. However, these liabilities are difficult to assess and estimate due to many relevant factors, the effects of which are often unknown, including the severity of an injury or damage, the determination of liability in proportion to other parties, the timeliness of reported claims, the effectiveness of our risk management and safety programs and the terms and conditions of our insurance policies. Our accruals are based upon known facts, historical trends and our reasonable estimate of future expenses, and we believe such accruals are adequate. However, unknown or changing trends, risks or circumstances, such as increases in claims, a weakening economy, increases in medical costs, changes in case law or legislation or changes in the nature of the work we perform, could render our current estimates and accruals inadequate. In such case, adjustments to our balance sheet may be required and these increased liabilities would be recorded in the period that the experience becomes known. Insurance carriers may be unwilling, in the future, to provide our current levels of coverage without a significant increase in insurance premiums and/or collateral requirements to cover our obligations to them. Increased collateral requirements may be in the form of additional letters of credit, and an increase in collateral requirements could significantly reduce our liquidity. If insurance premiums increase, and/or if insurance claims are higher than our estimates, our profitability could be adversely affected.

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

Our results of operations could be adversely affected as a result of goodwill and other identifiable intangible asset impairments. When we acquire a business, we record an asset called “goodwill” equal to the excess amount paid for the business, including liabilities assumed, over the fair value of the tangible and identifiable intangible assets of the business acquired. The Financial Accounting Standards Board (“FASB”) requires that all business combinations be accounted for using the acquisition method of accounting and that certain identifiable intangible assets acquired in a business combination be recognized as assets apart from goodwill. FASB Accounting Standard Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other” (“ASC 350”) provides that goodwill and other identifiable intangible assets that have indefinite useful lives not be amortized, but instead must be tested at least annually for impairment, and identifiable intangible assets that have finite useful lives should continue to be amortized over their useful lives and be tested for impairment whenever facts and circumstances indicate that the carrying values may not be fully recoverable. ASC 350 also provides specific guidance for testing goodwill and other non-amortized identifiable intangible assets for impairment, which we test annually each October 1. ASC 350 requires management to make certain estimates and assumptions to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities. Such fair value is determined using discounted estimated future cash flows. Our development of the present value of future cash flow projections is based upon assumptions and estimates by management from a review of our operating results, business plans, anticipated growth rates and margins and the weighted average cost of capital, among others. Much of the information used in assessing fair value is outside the control of management, such as interest rates, and these assumptions and estimates can change in future periods. There can be no assurance that our estimates and assumptions made for purposes of our goodwill and identifiable intangible asset impairment testing will prove to be accurate predictions of the future. If our assumptions regarding business plans or anticipated growth rates and/or margins are not achieved, or there is a rise in interest rates, we may be required, as we were in the second and third quarters of 2010 and in the fourth quarter of 2009, to record goodwill and/or identifiable intangible asset impairment charges in future periods, whether in connection with our next annual impairment testing on October 1, 2011 or earlier, if an indicator of an impairment is present prior to the quarter in which the annual goodwill impairment test is to be performed. It is not possible at this time to determine if any such additional impairment charge would result or, if it does, whether such a charge would be material to our results of operations.

An interim impairment review of our goodwill in the third quarter of 2010 resulted in a $210.6 million non-cash goodwill impairment charge within our United States facilities services segment. An interim impairment review of our indefinite lived intangible assets in the second and third quarters of 2010 resulted in an additional $35.5 million non-cash impairment charge as a result of a change in the fair value of various trade names associated with certain prior year acquisitions reported within our United States facilities services segment. Additionally, we performed our annual impairment test as of October 1, and no additional impairment of our goodwill, trade names and/or other identifiable intangible assets was recognized for any of our reporting segments in the fourth quarter of 2010.

Amounts included in our backlog may not result in actual revenues or translate into profits. Many of the contracts in our backlog do not require the purchase of a minimum amount of services. In addition, many contracts are subject to cancellation or suspension on short notice at the discretion of the client, and the contracts in our backlog are subject to changes in the scope of services to be provided as well as adjustments to the costs relating to the contract. We have historically experienced variances in the components of backlog related to project delays or cancellations resulting from weather conditions, external market factors and economic factors beyond our control, and we may experience more delays or cancellations in the future than in the past due to the current economic slowdown. The risk of contracts in backlog being cancelled or suspended generally increase during periods of widespread slowdowns. Accordingly, there is no assurance that backlog will actually be realized. If our backlog fails to materialize, we could experience a reduction in revenues and a decline in profitability, which could result in a deterioration of our financial condition and liquidity.

We account for the majority of our construction projects using the percentage-of-completion method of accounting; therefore, variations of actual results from our assumptions may reduce our profitability. We recognize revenues on construction contracts using the percentage-of-completion method of accounting in accordance with ASC Topic 605-35, “Revenue Recognition — Construction-Type and Production-Type Contracts”. See Application of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Under the percentage-of-completion method of accounting, we record revenue as work on the contract progresses. The cumulative amount of revenues recorded on a contract at a specified point in time is that percentage of total estimated revenues that costs incurred to date bear to estimated total costs. Accordingly, contract revenues and total cost estimates are reviewed and revised as the work progresses. Adjustments are reflected in contract revenues in the period when such estimates are revised. Estimates are based on management’s reasonable assumptions and experience, but are only estimates. Variations of actual results from assumptions on an unusually large project or on a number of average size projects could be material. We are also required to immediately recognize the full amount of the estimated loss on a contract when estimates indicate such a loss. Such adjustments and accrued losses could result in reduced profitability, which could negatively impact our cash flow from operations.

The loss of one or a few customers could have an adverse effect on us. A few clients have in the past and may in the future account for a significant portion of our revenues in any one year or over a period of several consecutive years. Although we have long-standing relationships with many of our significant clients, our clients may unilaterally reduce or discontinue their contracts with us at any time. A loss of business from a significant client could have a material adverse effect on our business, financial condition, and results of operations.

Certain provisions of our corporate governance documents could make an acquisition of us, or a substantial interest in us, more difficult. The following provisions of our certificate of incorporation and bylaws, as currently in effect, as well as Delaware law, could discourage potential proposals to acquire us, delay or prevent a change in control of us, or limit the price that investors may be willing to pay in the future for shares of our common stock:

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

		Lease
	Approximate	Expiration Date,
	Square Feet	Unless Owned

Corporate Headquarters
301 Merritt Seven Norwalk, Connecticut	38,650	6/30/18
Operating Facilities
4050 Cotton Center Boulevard Phoenix, Arizona (a)	30,603	10/31/15
1200 North Sickles Drive Tempe, Arizona (b)	29,000	Owned
601 South Vincent Avenue Azusa, California (c)	36,456	10/31/11
20545 Belshaw Avenue Carson, California (a)	29,227	8/31/12
1168 Fesler Street El Cajon, California (b)	67,560	8/31/20
17925 South Broadway Gardena, California (b)	27,040	6/3/11
24041 Amador Street Hayward, California (b)	40,000	10/31/11
25601 Clawiter Road Hayward, California (b)	34,800	6/30/14
2 Cromwell Irvine, California (a)	49,503	4/30/18
4462 Corporate Center Drive Los Alamitos, California (c)	57,863	9/30/14
825 Howe Road Martinez, California (c)	109,795	12/31/12
19800 Normandie Avenue Torrance, California (a)	36,264	3/31/14
8670 Younger Creek Drive Sacramento, California (b)	54,135	1/13/12
940 Remillard Court San Jose, California (a)	119,560	7/31/17
5525 Gaines Street San Diego, California (c)	27,000	12/31/11
9505 and 9525 Chesapeake Drive San Diego, California (c)	25,124	12/31/11
4405 and 4420 Race Street Denver, Colorado (b)	31,340	9/30/16
345 Sheridan Boulevard Lakewood, Colorado (c)	63,000	Owned
166 Tunnel Road Vernon, Connecticut (a)	27,000	12/31/18
9820 Satellite Boulevard Orlando, Florida (a)	49,440	12/31/15
3145 Northwoods Parkway Norcross, Georgia (c)	25,808	1/31/12

		Lease
	Approximate	Expiration Date,
	Square Feet	Unless Owned

400 Lake Ridge Drive Smyrna, Georgia (a)	30,000	9/30/12
3100 Woodcreek Drive Downers Grove, Illinois (c)	55,551	7/31/17
1406 West Cardinal Court Urbana, Illinois (b)	161,956	9/30/12
7614 and 7720 Opportunity Drive Fort Wayne, Indiana (b)	136,695	10/31/18
2655 Garfield Street Highland, Indiana (c)	57,765	6/30/14
3100 and 3116 Brinkerhoff Road Kansas City, Kansas (b)	44,840	11/30/11
631 Pecan Circle Manhattan, Kansas (b)	34,719	8/31/13
4250 Highway 30 St. Gabriel, Louisiana (a)	90,000	Owned
1750 Swisco Road Sulphur, Louisiana (a)	112,000	Owned
4530 Hollins Ferry Road Baltimore, Maryland (b)	26,792	Owned
1999-2000 Halethorpe Avenue Halethorpe, Maryland (b)	48,000	1/20/12
80 Hawes Way Stoughton, Massachusetts (a)(b)	36,621	6/10/13
Tax Assessor Parcel: 162-30-801-006,007 Clark County, Nevada (b)	83,635	5/14/11
3555 West Oquendo Road Las Vegas, Nevada (c)	90,000	11/30/11
206 McGaw Drive Edison, New Jersey (c)	39,344	4/30/20
348 New County Road Secaucus, New Jersey (b)	37,905	12/31/12
301 and 305 Suburban Avenue Deer Park, New York (b)	33,535	4/30/11
569-573 Brook Avenue Deer Park, New York (b)	50,000	Month-To-Month
111-01 14th Avenue College Point, New York (c)	253,291	2/28/21
Two Penn Plaza New York, New York (c)	54,570	1/31/16
704 Clinton Avenue South Rochester, New York (a)	30,000	7/31/11
2900 Newpark Drive Barberton, Ohio (b)	91,831	11/1/17
200 Smally Road Cincinnati, Ohio (a)	28,040	6/30/15
3976 Southern Avenue Cincinnati, Ohio (b)	44,815	3/31/18
10,15,17 and 21 West Voorhees Street Cincinnati, Ohio (a)	31,118	9/30/11

		Lease
	Approximate	Expiration Date,
	Square Feet	Unless Owned

2300 International Street Columbus, Ohio (c)	25,500	10/31/12
5711-5805 South West Hood Avenue Portland, Oregon (c)	29,158	12/31/15
91 Mayview Road Lawrence, Pennsylvania (a)	44,468	2/7/15
9815 Roosevelt Boulevard Philadelphia, Pennsylvania (a)	33,405	11/30/21
6045 East Shelby Drive Memphis, Tennessee (a)	53,618	4/30/18
937 Pine Street Beaumont, Texas (a)	78,962	Owned
895 North Main Street Beaumont, Texas (a)	75,000	Owned
410 Flato Road Corpus Christi, Texas (a)	57,000	Owned
5550 Airline Drive and 25 Tidwell Road Houston, Texas (b)	157,544	12/31/14
12415 Highway 225 La Porte, Texas (a)	78,000	Owned
1574 South West Temple Salt Lake City, Utah (c)	120,904	Month-To-Month
2455 West 1500 South Salt Lake City, Utah (c)	58,339	4/30/18
2800 Crystal Drive Arlington, Virginia (a)	28,554	7/31/17
109 Executive Drive Dulles, Virginia (c)	41,007	8/31/16
22930 Shaw Road Dulles, Virginia (c)	32,616	2/28/15
3280 Formex Road Richmond, Virginia (b)	30,640	7/31/13
8657 South 190th Street Kent, Washington (b)	46,125	7/30/13
6950 Gisholt Drive Madison, Wisconsin (b)	32,020	5/31/12
615 South 89th Street Milwaukee, Wisconsin and 9100 West Conrad Street West Allis, Wisconsin (b)	38,000	5/31/20
400 Parkdale Avenue North Hamilton, Ontario, Canada (d)	48,826	5/24/11

We believe that our property, plant and equipment are well maintained, in good operating condition and suitable for the purposes for which they are used.

See Note 16—Commitments and Contingencies of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for additional information regarding lease costs. We utilize substantially all of our leased or owned facilities and believe there will be no difficulty either in negotiating the renewal of our real property leases as they expire or in finding alternative space, if necessary.

(a)	Principally used by a company engaged in the “United States facilities services” segment.

(b)	Principally used by a company engaged in the “United States mechanical construction and facilities services” segment.

(c)	Principally used by a company engaged in the “United States electrical construction and facilities services” segment.

(d)	Principally used by a company engaged in the “Canada construction” segment.

ITEM 3.	LEGAL PROCEEDINGS

On March 14, 2003, John Mowlem Construction plc (“Mowlem”) presented a claim in arbitration against our United Kingdom subsidiary, EMCOR Group (UK) plc (formerly named EMCOR Drake & Scull Group plc) (“D&S”), in connection with a subcontract D&S entered into with Mowlem with respect to a project for the United Kingdom Ministry of Defence at Abbey Wood in Bristol, U.K. Mowlem seeks damages arising out of alleged defects in the D&S design and construction of the electrical and mechanical engineering services for the project. Mowlem’s claim is for 38.5 million British pounds sterling (approximately $60.0 million), which includes costs allegedly incurred by Mowlem in connection with rectification of the alleged defects, overhead, legal fees, delay and disruption costs related to such defects, and interest on such amounts. The claim also includes amounts in respect of liabilities that Mowlem accepted in connection with a settlement agreement it entered into with the Ministry of Defence and which it claims are attributable to D&S. D&S believes it has good and meritorious defenses to the Mowlem claim. D&S has denied liability and has asserted a counterclaim for approximately 11.6 million British pounds sterling (approximately $18.1 million) for certain design, labor and delay and disruption costs incurred by D&S in connection with its subcontract with Mowlem for work performed through 1996.

We are involved in other proceedings in which damages and claims have been asserted against us. We believe that we have a number of valid defenses to such proceedings and claims and intend to vigorously defend ourselves. We do not believe that any such matters will have a materially adverse effect on our financial position, results of operations or liquidity.

ITEM 4.	(REMOVED AND RESERVED)

EXECUTIVE OFFICERS OF THE REGISTRANT

Anthony J. Guzzi, Age 46; President since October 25, 2004 and Chief Executive Officer since January 3, 2011. From October 25, 2004 to January 2, 2011, Mr. Guzzi served as Chief Operating Officer of the Company. From August 2001, until he joined the Company, Mr. Guzzi served as President of the North American Distribution and Aftermarket Division of Carrier Corporation (“Carrier”). Carrier is a manufacturer and distributor of commercial and residential HVAC and refrigeration systems and equipment and a provider of after-market services and components of its own products and those of other manufacturers in both the HVAC and refrigeration industries.

Sheldon I. Cammaker, Age 71; Executive Vice President and General Counsel of the Company since September 1987 and Secretary of the Company since May 1997. Prior to September 1987, Mr. Cammaker was a senior partner of the New York City law firm of Botein, Hays & Sklar.

R. Kevin Matz, Age 52; Executive Vice President—Shared Services of the Company since December 2007 and Senior Vice President—Shared Services from June 2003 to December 2007. From April 1996 to June 2003, Mr. Matz served as Vice President and Treasurer of the Company and Staff Vice President—Financial Services of the Company from March 1993 to April 1996.

Mark A. Pompa, Age 46; Executive Vice President and Chief Financial Officer of the Company since April 3, 2006. From June 2003 to April 2, 2006, Mr. Pompa was Senior Vice President—Chief Accounting Officer of the Company, and from June 2003 to January 2007, Mr. Pompa was also Treasurer of the Company. From September 1994 to June 2003, Mr. Pompa was Vice President and Controller of the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our common stock trades on the New York Stock Exchange under the symbol “EME”.

The following table sets forth high and low sales prices for our common stock for the periods indicated as reported by the New York Stock Exchange:

2010	High	Low

First Quarter	$27.95	$22.06
Second Quarter	$29.80	$22.93
Third Quarter	$27.69	$22.29
Fourth Quarter	$29.92	$24.15

2009	High	Low

First Quarter	$23.64	$13.44
Second Quarter	$23.75	$16.50
Third Quarter	$26.38	$17.88
Fourth Quarter	$27.85	$22.17

Holders. As of February 22, 2011, there were approximately 102 stockholders of record and, as of that date, we estimate there were approximately 42,257 beneficial owners holding our common stock in nominee or “street” name.

Dividends. We did not pay dividends on our common stock during 2010 or 2009, and we do not anticipate that we will pay dividends on our common stock in the foreseeable future. Our revolving credit facility limits the payment of dividends on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes, as of December 31, 2010, equity compensation plans that were approved by stockholders and equity compensation plans that were not approved by stockholders. The information in the table and in the Notes thereto has been adjusted for 2-for-1 stock splits effected on July 9, 2007 and February 10, 2006.

	Equity Compensation Plan Information
	A		B		C
					Number of Securities
					Remaining Available for
					Future Issuance under
	Number of Securities to be		Weighted Average		Equity Compensation
	Issued upon Exercise of		Exercise Price of		Plans (Excluding Securities
	Outstanding Options,		Outstanding Options,		Reflected in
Plan Category	Warrants and Rights		Warrants and Rights		Column A)

Equity Compensation Plans Approved by Security Holders	2,555,829		$14.64	(1)	3,090,000	(2)
Equity Compensation Plans Not Approved by Security Holders	2,226,132	(3)	$11.57		—

Total	4,781,961		$13.21		3,090,000

(1)	Included within this amount are 365,188 restricted stock units that will be issued pursuant to our Long-Term Incentive Plan. The weighted average exercise price would have been $17.09 had the weighted average exercise price calculation excluded such restricted stock units.

(2)	Represents shares of our common stock available for future issuance under our 2010 Incentive Plan, which may be issuable in respect of options and/or stock appreciation rights granted under the Plan and/or may also be issued pursuant to the award of restricted stock, unrestricted stock and/ or awards that are valued in whole or in part by reference to, or are otherwise based on the fair market value of, our common stock.

(3)	2,194,132 shares relate to outstanding options to purchase shares of our common stock, which were granted to our executive officers (the “Executive Options”) and 32,000 shares relate to outstanding options to purchase shares of our common stock, which were granted to our Directors (the “Director Options”).

Stock Options. The following stock options, which have been adjusted for two 2-for-1 stock splits, one effected on July 9, 2007 and the other on February 10, 2006, were awarded pursuant to equity compensation programs that were not approved by stockholders.

Executive Options

2,088,132 of the Executive Options referred to in note (2) to the Table were granted to six of our then executive officers in connection with employment agreements with us, which employment agreements were dated January 1, 2002 (the “2002 Employment Agreements”) and have since expired, and 106,000 of the Executive Options were granted to Mr. Anthony Guzzi, our President and Chief Executive Officer, when he joined us in October 2004. Of these Executive Options, (i) an aggregate of 418,000 of such Executive Options were granted on December 14, 2001 with an exercise price of $10.43 per share, (ii) an aggregate of 392,800 of such Executive Options were granted on January 2, 2002 with an exercise price of $11.59 per share, (iii) an aggregate of 507,740 of such Executive Options were granted on January 2, 2003 with an exercise price of $13.69 per share, (iv) an aggregate of 769,592 of such Executive Options were granted on January 2, 2004 with an exercise price of $10.96 per share and (v) 106,000 of such Executive Options were granted to Mr. Guzzi on October 25, 2004 with an exercise price of $9.67 per share. The Executive Options referred to above in clause (i) were exercisable in full on the grant date; the Executive Options referred to above in clauses (ii), (iii) and (iv) provided that they were exercisable as follows: one-fourth on the grant date, one-fourth on the first anniversary of the grant date, one-fourth on the second anniversary of the grant date and one-fourth on the last business day of the calendar year immediately preceding the third anniversary of the grant date. During 2004, the out-of-the-money Executive Options referred to in clauses (iii) and (iv) were vested in full in anticipation of a change in accounting rules requiring the expensing of stock options beginning in January 2006. The options granted to Mr. Guzzi became exercisable in three equal annual installments, commencing with the first anniversary of the date of grant.

Each of the Executive Options granted have a term of ten years from their respective grant dates and an exercise price per share equal to the fair market value of a share of common stock on their respective grant dates.

Director Options

During 2002, each of our non-employee directors who then served as a director received 8,000 Director Options. These options were in addition to the 12,000 options to purchase our common stock that were granted on June 19, 2002 to each such non-employee director under our 1995 Non-Employee Directors’ Non-Qualified Stock Option Plan, which plan has been approved by our stockholders. The price at which such Director Options are exercisable is equal to the fair market value per share of common stock on the grant date. The exercise price per share of the Director Options is $13.88 per share, except those granted to Mr. Michael T. Yonker, upon his election to the Board on October 25, 2002, which have an exercise price of $12.94 per share. All of these options became exercisable commencing with the grant date and have a term of ten years from the grant date.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited financial statements and should be read in conjunction with the consolidated financial statements, the related notes thereto and the report of our independent registered public accounting firm thereon included elsewhere in this and in previously filed annual reports on Form 10-K of EMCOR.

See Note 3—Acquisitions of Businesses of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for a discussion regarding acquisitions. The results of operations for 2007 and 2006 reflect discontinued operations accounting due to the sale of our interest in a consolidated joint venture in 2007 and the sale of a subsidiary in 2006.

Income Statement Data
(In thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008	2007	2006

Revenues	$5,121,285	$5,547,942	$6,785,242	$5,927,152	$4,901,783
Gross profit	719,544	824,900	886,651	702,822	552,400
Impairment loss on goodwill and identifiable intangible assets	246,081	13,526	—	—	—
Operating (loss) income	(28,686)	262,425	302,577	199,825	111,772
Net (loss) income attributable to EMCOR Group, Inc.	$(86,691)	$160,756	$182,204	$126,808	$86,634

Basic (loss) earnings per common share:
From continuing operations	$(1.31)	$2.44	$2.79	$1.93	$1.35
From discontinued operations	—	—	—	0.04	0.02

	$(1.31)	$2.44	$2.79	$1.97	$1.37

Diluted (loss) earnings per common share:
From continuing operations	$(1.31)	$2.38	$2.71	$1.86	$1.30
From discontinued operations	—	—	—	0.04	0.02

	$(1.31)	$2.38	$2.71	$1.90	$1.32

Balance Sheet Data
(In thousands)

	As of December 31,
	2010	2009	2008	2007	2006

Equity (1)	$1,162,845	$1,226,466	$1,050,769	$891,734	$724,150
Total assets	$2,755,542	$2,981,894	$3,030,443	$2,887,000	$2,089,023
Goodwill	$406,804	$593,628	$582,714	$563,918	$288,165
Borrowings under revolving credit facility	$150,000	$—	$—	$—	$—
Term loan, including current maturities	$—	$194,750	$197,750	$225,000	$—
Other long-term debt, including current maturities	$24	$—	$41	$93	$332
Capital lease obligations, including current maturities	$1,649	$601	$2,313	$2,151	$1,566

(1)	No cash dividends on the Company’s common stock have been declared or paid during the past five years.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are one of the largest electrical and mechanical construction and facilities services firms in the United States, Canada, the United Kingdom and in the world. We provide services to a broad range of commercial, industrial, utility and institutional customers through over 70 operating subsidiaries and joint venture entities. Our offices are located in the United States, Canada and the United Kingdom. In the Middle East, we previously carried on business through a joint venture. We sold our interest in that joint venture in June 2010.

Overview

The following table presents selected financial data for the fiscal years ended December 31, 2010, 2009 and 2008 (in millions, except percentages and per share data):

	2010	2009	2008

Revenues	$5,121.3	$5,547.9	$6,785.2
Revenues (decrease) increase from prior year	(7.7)%	(18.2)%	14.5%
Impairment loss on goodwill and identifiable intangible assets	$246.1	$13.5	$—
Operating (loss) income	$(28.7)	$262.4	$302.6
Operating (loss) income as a percentage of revenues	(0.6)%	4.7%	4.5%
Net (loss) income attributable to EMCOR Group, Inc.	$(86.7)	$160.8	$182.2
Diluted (loss) earnings per common share	$(1.31)	$2.38	$2.71
Net cash provided by operating activities	$68.7	$359.1	$335.0

Despite signs of a possible economic recovery, we continue to see a hesitation by many of our customers to commit to capital and maintenance projects particularly in the private nonresidential building and refinery markets. In addition, we continue to experience a very competitive marketplace where there are a significant number of bidders willing to work at extremely low margins on any given project. Consequently, we tempered our expectations regarding the strength of a near term recovery in our United States facilities services segment and recorded a non-cash impairment charge of $246.1 million during 2010. This non-cash impairment charge was comprised of $210.6 million for goodwill and $35.5 million for certain of our trade names. Because of these non-cash impairment charges, lower margin work and a decline in demand, our 2010 results reflected an overall decline in our revenues and operating results compared to 2009.

The decrease in revenues for 2010, when compared to 2009, was primarily attributable to: (a) a decline in work performed on domestic industrial construction projects and a continued decline in work performed on commercial and hospitality construction projects, generally as a result of the economic slowdown, and our decision to only accept work that we believe can be performed at reasonable margins, (b) continued lower revenues from our international operations for similar reasons and (c) a decline in organic revenues arising from our United States facilities services segment due to the economic slowdown. During 2010, companies we acquired in 2010 and 2009, that are within our United States facilities services segment, contributed $66.3 million to revenues and $1.3 million to operating income (net of $2.3 million of amortization expense attributable to identifiable intangible assets included in cost of sales and selling, general and administrative expenses).

The decrease in operating income and operating margin (operating income as a percentage of revenues) for 2010, when compared to 2009, was primarily a result of: (a) the non-cash impairment charge discussed above, (b) lower operating income from our United States electrical construction and facilities services segment, (c) an operating loss from significant project write-downs at our Canadian operations and (d) lower operating income from our United States facilities services segment. This decrease in operating income was partially offset by: (a) the favorable resolution of uncertainties on certain construction projects at or nearing completion within our domestic construction segments, (b) the favorable resolution of an historical legal claim on a healthcare construction project within our United States mechanical construction and facilities services segment and (c) reduced selling, general and administrative expenses primarily as a result of a reduction in our provision for doubtful accounts due to favorable settlements of amounts previously determined to be uncollectible and lower employment costs. Net cash provided by operating activities of $68.7 million in 2010 decreased, when compared to 2009, primarily due to lower operating results, changes in our working capital, including a reduction in accruals for payroll and benefits and a one-time contribution of $25.9 million to a defined benefit pension plan of our United Kingdom subsidiary.

We completed two acquisitions during 2010, each for an immaterial amount. One company provides mobile mechanical services and the other primarily performs government infrastructure contracting services. Both companies have been included in our

United States facilities services reporting segment and expand our service capabilities into geographical areas and/or markets in which we have not previously operated. These acquisitions are not material to our results of operations for the years presented.

Operating Segments

Our reportable segments reflect certain reclassifications of prior year amounts from our United States mechanical construction and facilities services segment to our United States facilities services segment due to changes in our internal reporting structure.

We have the following reportable segments which provide services associated with the design, integration, installation, start-up, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; water and wastewater treatment; and central plant heating and cooling); (c) United States facilities services; (d) Canada construction; (e) United Kingdom construction and facilities services; and (f) Other international construction and facilities services. The segment “United States facilities services” principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers’ facilities (industrial maintenance and services; outage services to utilities and industrial plants; commercial and government site-based operations and maintenance; military base operations support services; mobile maintenance and services; facilities management; installation and support for building systems; program development, management and maintenance for energy systems; technical consulting and diagnostic services; infrastructure and building projects for federal, state and local governmental agencies and bodies; small modification and retrofit projects; and retrofit projects to comply with clean air laws), which services are not generally related to customers’ construction programs, as well as industrial services operations, which primarily provide aftermarket maintenance and repair services, replacement parts and fabrication services for highly engineered shell and tube heat exchangers for refineries and the petrochemical industry. The Canada construction segment performs electrical construction and mechanical construction. The United Kingdom and Other international construction and facilities services segments perform electrical construction, mechanical construction and facilities services. Our “Other international construction and facilities services” segment consisted of our equity interest in a Middle East venture, which we sold in June 2010.

Discussion and Analysis of Results of Operations

Revenues

As described in more detail below, revenues for 2010 were $5.1 billion compared to $5.5 billion for 2009 and $6.8 billion for 2008. The decrease in revenues for 2010 compared to 2009, excluding the effect of acquisitions, extended across all of our business segments and was primarily attributable to: (a) lower levels of work in both our United States electrical construction and facilities services segment and our United States mechanical construction and facilities services segment, most notably with respect to industrial construction projects and a continued decline in work performed on commercial and hospitality construction projects, (b) continued lower revenues from our international operations, (c) lower revenues from our United States facilities services segment, particularly within our industrial services and our organic mobile mechanical services operations, and (d) the effect of unfavorable exchange rates for the British pound versus the United States dollar. This decrease in revenues was partially offset by revenues of $66.3 million attributable to companies acquired in 2010 and 2009, which are reported in our United States facilities services segment, and the effect of favorable exchange rates for the Canadian dollar versus the United States dollar. Revenues decreased in 2009 compared to 2008 primarily due to: (a) the economic slowdown and restrictive credit markets, which resulted in (i) lower levels of work in our United States electrical construction and facilities services and mechanical construction and facilities services segments, most notably on commercial and hospitality construction projects, (ii) lower revenues from our United States facilities services segment, most notably from our mobile mechanical services and our industrial services operations and (iii) lower revenues from our international operations and (b) the effect of unfavorable exchange rates for the British pound and Canadian dollar versus the United States dollar. This decrease was partially offset by revenues of $107.8 million attributable to companies acquired in 2009 and 2008, which are reported within our United States facilities services and United States mechanical construction and facilities services segments.

As of December 31, 2010, our backlog was $3.42 billion, and as of December 31, 2009, our backlog was $3.15 billion. Backlog increases with awards of new contracts and decreases as we perform work on existing contracts. The increase in backlog as of December 31, 2010, compared to such backlog at December 31, 2009, was attributable to our international and our United States facilities services segments, offset by a decrease in backlog attributable to our United States electrical construction and facilities services and our United States mechanical construction and facilities services segments. Backlog is not a term recognized under

United States generally accepted accounting principles; however, it is a common measurement used in our industry. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of facilities services contracts. However, if the remaining term of a facilities services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only the next 12 months of revenues.

The following table presents our revenues by each of our operating segments and the approximate percentages that each segment’s revenues were of total revenues for the years ended December 31, 2010, 2009 and 2008 (in millions, except for percentages):

		% of		% of		% of
	2010	Total	2009	Total	2008	Total

Revenues from unrelated entities:
United States electrical construction and facilities services	$1,158.9	23%	$1,273.7	23%	$1,700.5	25%
United States mechanical construction and facilities services	1,708.4	33%	1,959.9	35%	2,420.0	36%
United States facilities services	1,522.3	30%	1,493.6	27%	1,574.2	23%

Total United States operations	4,389.6	86%	4,727.2	85%	5,694.7	84%
Canada construction	269.3	5%	320.2	6%	424.5	6%
United Kingdom construction and facilities services	462.4	9%	500.5	9%	666.0	10%
Other international construction and facilities services	—	—	—	—	—	—

Total worldwide operations	$5,121.3	100%	$5,547.9	100%	$6,785.2	100%

Revenues from our United States electrical construction and facilities services segment for 2010 decreased by $114.8 million compared to 2009. The decrease in revenues for 2010 compared to 2009 was primarily attributable to lower levels of work on industrial construction projects, most notably in the Northern California and Pacific Northwest markets, and on commercial and transportation construction projects. Additionally, the decrease in revenues was partially attributable to a continued decline in work on hospitality construction projects, principally in the Las Vegas market. These decreases are a result of the current economic downturn and our decision to only accept work that we believe can be performed at reasonable margins. The decrease in revenues was partially offset by an increase in revenues from water/wastewater, healthcare and institutional construction projects. Revenues were $1,273.7 million in 2009 compared to $1,700.5 million in 2008. This decrease in 2009 was primarily attributable to lower levels of work on commercial, hospitality, industrial and institutional construction projects, most notably in the New York, greater Chicago area (including northern Indiana), Las Vegas, and Washington D.C. markets, as a result of the economic downturn and tight credit markets.

Revenues from our United States mechanical construction and facilities services segment for 2010 were $1,708.4 million, a 12.8% decrease compared to revenues of $1,959.9 million for 2009. The decrease in revenues for 2010 compared to 2009 was primarily attributable to reduced work on industrial, commercial and healthcare construction projects as a result of the current economic downturn and our decision to only accept work that we believe can be performed at reasonable margins. Additionally, the decrease in revenues was attributable to a decline in work on water/wastewater construction projects in the South Florida market and a continued decline in work on hospitality construction projects in the Las Vegas market. Revenues for 2009 decreased by $460.1 million compared to 2008. This decrease in 2009 was primarily attributable to a decrease in work on hospitality construction projects, most notably in the Las Vegas market, and on commercial construction projects. The decrease in revenues was partially offset by an increase in revenues from work performed on industrial, institutional and healthcare construction projects. Additionally, the decrease in revenues was partially offset by revenues of $2.2 million from a company acquired in 2008.

Our United States facilities services segment revenues were $1,522.3 million in 2010 compared to $1,493.6 million in 2009. The increase in revenues for 2010 compared to 2009 was primarily attributable to revenues of $66.3 million from companies acquired in 2010 and 2009, which perform mobile mechanical services and government infrastructure contracting services, and from an increase in revenues at our government and commercial site-based facilities services operations. This increase in revenues was partially offset by a continued decline in revenues from: (a) our industrial services operation, which has been adversely affected by a lower demand for our refinery and petrochemical services as a result of capital project curtailments and deferred maintenance, and (b) the organic operations within our mobile mechanical services operation, primarily as a result of fewer discretionary projects attributable to economic conditions. Revenues from this segment decreased by $80.6 million in 2009 compared to 2008. This decrease was primarily attributable to lower revenues from (a) our industrial services operations, (i) which benefited in 2008 from a significant turnaround/expansion contract at a refinery and (ii) which declined due to a dramatic decline in the demand for refined products which resulted in lower demand for our shop and field refinery and petrochemical services and (b) our mobile mechanical services operation as a result of lower revenues from small discretionary projects, controls work and repair service due to the economic downturn and the cooler than normal summer in some of our major markets. This decrease in 2009 revenues was partially offset by: (a) revenues of $105.6 million from companies acquired in 2009 and 2008, which perform maintenance services for utility and industrial plants and perform mobile mechanical services and (b) increases in revenues from our site-based government facilities services operations.

Our Canada construction segment revenues were $269.3 million in 2010 compared to $320.2 million in 2009. The decrease in revenues for 2010 was attributable to a decrease in revenues from energy and commercial construction projects due to the continued effect of the economic slowdown. This decrease in revenues was partially offset by an increase of $27.3 million relating to the effect of favorable exchange rates for the Canadian dollar versus the United States dollar. Revenues decreased by $104.3 million in 2009 compared to 2008. This decrease in 2009 was primarily attributable to fewer energy and industrial (including automotive) construction projects. In addition, $23.1 million of this decrease in revenues was a result of the effect of unfavorable exchange rates for the Canadian dollar versus the United States dollar. The decrease in revenues was partially offset by more work on commercial and healthcare construction projects.

Our United Kingdom construction and facilities services segment revenues decreased by $38.1 million in 2010 compared to 2009. This decline in revenues was attributable to a decrease in revenues from institutional construction projects, partially offset by an increase in revenues from commercial construction projects. The decrease in revenues for 2010 was also attributable to a decrease of $6.7 million relating to the effect of unfavorable exchange rates for the British pound versus the United States dollar. Revenues were $500.5 million in 2009 compared to $666.0 million in 2008. Approximately $92.0 million of this decrease in 2009 revenues was a result of the effect of unfavorable exchange rates for the British pound versus the United States dollar. In addition, this decrease in revenues was partially attributable to (a) a decrease in revenues relating to rail contracts as a result of the planned strategy to exit this market and (b) a decline in our United Kingdom’s construction business, partially offset by an increase in revenues from our United Kingdom’s facilities services business.

Other international construction and facilities services activities consisted of a venture in the Middle East. The results of the venture were accounted for under the equity method of accounting. In June 2010, we sold our equity interest in our Middle East venture to our partner in the venture. As a result of this sale, we received $7.9 million and recognized a pretax gain in this amount, which is classified as a “Gain on sale of equity investment” on the Consolidated Statement of Operations.

Cost of sales and Gross profit

The following table presents cost of sales, gross profit (revenues less cost of sales), and gross profit margin (gross profit as a percentage of revenues) for the years ended December 31, 2010, 2009 and 2008 (in millions, except for percentages):

	2010	2009	2008

Cost of sales	$4,401.7	$4,723.0	$5,898.6
Gross profit	$719.5	$824.9	$886.7
Gross profit margin	14.1%	14.9%	13.1%

Our gross profit decreased by $105.4 million for 2010 compared to 2009. The decrease in gross profit was primarily attributable to reduced organic volume across all of our business segments and lower margins at: (a) our United States electrical construction and facilities services segment, (b) our industrial services and organic mobile mechanical services operations within our United States facilities services segment and (c) our Canada construction segment. The decrease in gross profit was also attributable to a decrease of $1.0 million relating to the effect of unfavorable exchange rates for the British pound versus the United States dollar. The overall decrease in gross profit was partially offset by: (a) the favorable resolution of uncertainties on certain construction projects at or nearing completion in the United States mechanical construction and facilities services segment, (b) the favorable resolution of an historical legal claim on a healthcare construction project within our United States mechanical construction and facilities services segment, (c) improved gross profit from our commercial and government site-based operations within our United States facilities services segment, (d) companies acquired in 2010 and 2009 within our United States facilities services segment, which contributed $5.6 million to gross profit, net of amortization expense of $1.6 million, and (e) an increase of $3.2 million relating to the effect of favorable exchange rates for the Canadian dollar versus the United States dollar. In addition, the decrease in gross profit was partially offset by: (a) an increase in gross profit contributed by our energy services operation within our United States facilities services segment, primarily as a result of the recognition of a pretax gain of $4.5 million from the sale of our interest in a venture, which gain is classified as a component of “Cost of sales” on the Consolidated Statements of Operations, and (b) gross profit attributable to the termination of a contract within our United Kingdom construction and facilities services segment.

Our gross profit margin was 14.1% for 2010 compared to 14.9% for 2009. The decrease in gross profit margin was primarily the result of: (a) lower gross profit margins at our United States electrical construction and facilities services segment as a result of lower margins on new work performed, (b) lower gross profit margins at our industrial services and organic mobile mechanical services operations within our United States facilities services segment, (c) lower gross profit margins at our Canadian operations due to significant project write-downs and (d) an increase in institutional work which generally has lower margins than private sector work. In addition, 2009 was more positively affected by the favorable resolution of uncertainties on certain construction projects at or nearing completion in our United States electrical construction and facilities services segment compared to 2010. The decrease in gross profit margin 2010 was partially offset by higher gross profit margins at our United States mechanical construction and facilities services segment, primarily as a result of: (a) the favorable resolution of uncertainties on certain construction projects at or nearing completion and (b) the favorable resolution of an historical legal claim on a healthcare construction project.

Our gross profit decreased by $61.8 million for 2009 compared to 2008. The decrease in gross profit was primarily attributable to a reduction in gross profit due to: (a) lower levels of work from (i) our industrial services and mobile mechanical operations within our United States facilities services segment and (ii) our United States electrical construction and facilities services and mechanical construction and facilities services segments and (b) the effect of unfavorable exchange rates for the British pound and Canadian dollar versus the United States dollar. The overall decrease in gross profit was partially offset by: (a) a $7.0 million non-cash impairment charge in 2008 related to an other-than-temporary decline in fair value of our investment in a venture in our United States facilities services segment and (b) a $4.2 million reduction in amortization expense recorded in cost of sales associated with the intangible asset for contract backlog in 2009 within our United States facilities services and United States mechanical construction and facilities services segments. For 2009, companies acquired in 2009 and 2008 contributed $10.4 million to gross profit, net of amortization expense of $2.9 million.

Our gross profit margin was 14.9% for 2009 compared to 13.1% for 2008. The increase in the gross profit margin was primarily the result of: (a) improved margins within our domestic construction segments as a result of the favorable resolution of uncertainties on projects at or nearing completion and improved productivity, (b) the turnaround in the performance of one of our operations, which had experienced large operating losses in 2008 within our United States mechanical construction and facilities services segment, (c) a $4.2 million decrease of amortization expense recorded in cost of sales associated with the intangible asset for contract backlog in 2009 within our United States facilities services and United States mechanical construction and facilities services segments and (d) the improved performance of our international operations. In addition, the increase in the gross profit margin was partially attributable to a charge to expense in 2008 of $7.9 million in connection with a lawsuit (the “UOSA Action”) within our United States mechanical construction and facilities services segment. (The UOSA Action was concluded in the third quarter of 2009, and as a consequence, we paid approximately $0.7 million to the other party to the litigation.) These increases were partially offset by lower gross profit margin in our United States facilities services segment, primarily as a result of lower margins in our industrial services operations.

Selling, general and administrative expenses

The following table presents selling, general and administrative expenses, and selling, general and administrative expenses as a percentage of revenues, for the years ended December 31, 2010, 2009 and 2008 (in millions, except for percentages):

	2010	2009	2008

Selling, general and administrative expenses	$497.8	$542.9	$582.3
Selling, general and administrative expenses as a percentage of revenues	9.7%	9.8%	8.6%

Our selling, general and administrative expenses decreased by $45.1 million for 2010 compared to 2009 primarily due to: (a) reduced employee costs, such as salaries, commissions and incentive compensation, primarily as a result of the downsizing of staff at numerous locations in 2009 and lower operating results and (b) a reduction in our provision for doubtful accounts due to favorable settlements of amounts previously determined to be uncollectible. These decreases were partially offset by: (a) $4.3 million of expenses directly related to companies acquired in 2010 and 2009, including amortization expense of $0.7 million and (b) a $2.5 million increase due to the effect of exchange rates for the Canadian dollar versus the United States dollar. Selling, general and administrative expenses as a percentage of revenues decreased for 2010 compared to 2009, primarily due to lower selling, general and administrative expenses.

Our selling, general and administrative expenses decreased by $39.4 million for 2009 compared to 2008 primarily due to: (a) lower employee related costs, such as salaries and employee benefits, as a result of downsizing of staff at numerous locations, (b) lower incentive compensation expense as a result of reduced earnings and lower staff levels in 2009 compared to 2008, (c) lower discretionary spending, such as travel and entertainment and marketing expenses, (d) a $7.3 million and $1.8 million decrease due to the effect of unfavorable exchange rates for the British pound and Canadian dollar versus the United States dollar, respectively, and

(e) a $4.5 million decrease in our provision for doubtful accounts consistent with an overall reduction in accounts receivable. These decreases in selling, general and administrative expenses were partially offset by: (a) $7.5 million of expenses directly related to companies acquired in 2009 and 2008, including amortization expense of $1.6 million and (b) an increase in legal and rent expenses. In addition, in 2009 compared to 2008, selling, general and administrative expenses were unfavorably affected by changes in the value of our phantom stock units, which vary with our stock price. Certain of the phantom stock units were settled in cash during the first quarters of 2009 and 2008, and no units are currently outstanding. Selling, general and administrative expenses as a percentage of revenues increased in 2009 compared to 2008, primarily due to lower revenues in 2009.

Restructuring expenses

Restructuring expenses, primarily relating to employee severance obligations and leased facilities, were $4.3 million, $6.0 million and $1.8 million for 2010, 2009 and 2008, respectively. The 2010 restructuring expenses were primarily attributable to our Canadian operations and our United States electrical construction and facilities services segment. The 2009 restructuring expenses were primarily related to our Canadian and UK operations, while the 2008 restructuring expenses were primarily related to our UK operations. As of December 31, 2010, 2009 and 2008, the balance of our severance obligations was $1.0 million, $1.7 million and $0.5 million, respectively. The severance obligations outstanding as of December 31, 2009 and 2008 were paid during 2010 and 2009, respectively. The severance obligations outstanding as of December 31, 2010 will be paid in 2011.

Impairment loss on goodwill and identifiable intangible assets

During the third quarter of 2010 and prior to our October 1 annual impairment, we concluded that impairment indicators may have existed within the United States facilities services segment based upon the year to date results and recent forecasts at that time. As a result of that conclusion, we performed the applicable tests as prescribed by the accounting literature and recognized a $226.2 million non-cash impairment charge in 2010. Of this amount, $210.6 million related to goodwill and $15.6 million related to trade names. Additionally, during the second quarter of 2010, we recorded a $19.9 million non-cash impairment charge related to trade names. The impairment primarily results from both lower forecasted revenues from and operating margins at our United States facilities services segment, which has been adversely affected by industry conditions. These impairments did not have any impact on our compliance with our debt covenants or on our cash flows. Additionally, we performed our annual impairment test as of October 1, and no additional impairment of our goodwill, trade names and/or other identifiable intangible assets was recognized for any of our reporting segments in the fourth quarter of 2010.

In conjunction with our 2009 annual impairment test on October 1, we recognized a $13.5 million non-cash impairment charge related to trade names and customer relationships. Of this amount, $11.2 million related to trade names within the United States facilities services segment and $2.3 million related to trade names and customer relationships within the United States mechanical construction and facilities services segment. No impairment of goodwill was recognized for the years ended December 31, 2009 and 2008. Additionally, no impairment of trade names and/or other identifiable intangible assets was recognized for the year ended December 31, 2008.

Operating (loss) income

The following table presents our operating (loss) income (gross profit less selling, general and administrative expenses, restructuring expenses, and impairment loss on goodwill and identifiable intangible assets) by segment, and each segment’s operating (loss) income as a percentage of such segment’s revenues from unrelated entities, for the years ended December 31, 2010, 2009 and 2008 (in millions, except for percentages):

		% of		% of		% of
		Segment		Segment		Segment
	2010	Revenues	2009	Revenues	2008	Revenues

Operating (loss) income:
United States electrical construction and facilities services	$70.4	6.1%	$114.5	9.0%	$114.4	6.7%
United States mechanical construction and facilities services	131.3	7.7%	129.7	6.6%	127.6	5.3%
United States facilities services	60.0	3.9%	73.7	4.9%	103.7	6.6%

Total United States operations	261.7	6.0%	317.9	6.7%	345.7	6.1%
Canada construction	0.3	0.1%	15.4	4.8%	10.9	2.6%
United Kingdom construction and facilities services	15.7	3.4%	12.0	2.4%	14.4	2.2%
Other international construction and facilities services	(0.1)	—	(0.1)	—	(0.7)	—
Corporate administration	(55.9)	—	(63.3)	—	(65.9)	—
Restructuring expenses	(4.3)	—	(6.0)	—	(1.8)	—
Impairment loss on goodwill and identifiable intangible assets	(246.1)	—	(13.5)	—	—	—

Total worldwide operations	(28.7)	(0.6)%	262.4	4.7%	302.6	4.5%
Other corporate items:
Interest expense	(12.2)		(7.9)		(11.8)
Interest income	2.7		4.7		9.9
Gain on sale of equity investment	7.9		—		—
(Loss) income before income taxes	$(30.3)		$259.3		$300.7

As described in more detail below, we experienced an operating loss of $28.7 million for 2010, compared to operating income of $262.4 million for 2009 and $302.6 million for 2008. The 2010 operating loss was due to the impairment loss on goodwill and identifiable intangible assets of $246.1 million.

Our United States electrical construction and facilities services segment operating income for 2010 decreased by $44.1 million compared to 2009. The decrease in operating income in 2010 compared to 2009 was primarily the result of lower gross profit from commercial and industrial construction projects, as a result of the current economic slowdown and our selectivity in bidding on contracts. The decrease in operating income for 2010 was partially offset by an increase in the gross profit from water/wastewater construction projects. Selling, general and administrative expenses also decreased for 2010 compared to 2009, principally due to reduced employee costs, such as salaries, incentive compensation and employee benefits, primarily as a result of the downsizing of staff at numerous locations in 2009 and lower operating results. The decrease in operating margin for 2010 was primarily the result of a reduction in gross profit margin. Operating income improved by $0.1 million for 2009 compared to 2008. The increase in operating income in 2009 compared to 2008 was primarily the result of an increase in gross profit from industrial and transportation construction projects as a result of the favorable resolution of uncertainties on projects at or nearing completion. This increase was offset by lower gross profit from commercial, hospitality and institutional construction projects. Selling, general and administrative expenses also decreased for 2009 compared to 2008 principally due to lower employee costs, such as salaries and employee benefits, primarily as a result of downsizing of staff at numerous locations and a decrease in the provision for doubtful accounts consistent with a reduction in accounts receivable, partially offset by an increase in legal expenses associated with the resolution of construction claims. The increase in the operating margin for 2009 is primarily the result of increased gross profit margin.

Our United States mechanical construction and facilities services segment operating income for 2010 was $131.3 million, a $1.6 million increase compared to 2009. The increase in operating income in 2010 compared to 2009 was primarily due to the decrease in selling, general and administrative expenses, principally due to reduced employee costs, such as salaries and incentive compensation, primarily as a result of the downsizing of staff at numerous locations in 2009, as well as a reduction in the provision for doubtful accounts due to favorable settlements of amounts previously determined to be uncollectible. The increase in operating income was also due to: (a) the favorable resolution of uncertainties on certain construction projects at or nearing completion, particularly in the hospitality markets, and (b) the favorable resolution of an historical legal claim on a healthcare construction project. The increase in operating income for 2010 compared to 2009 was partially offset by lower gross profit from commercial, industrial and water/wastewater construction projects, as a result of the current economic slowdown and our selectivity in bidding on contracts. The increase in operating margin for 2010 was primarily the result of increased gross profit margin due to the favorable resolution of matters discussed above. Operating income for 2009 increased by $2.1 million compared to 2008. The increase in operating income in 2009 compared to 2008 was primarily due to: (a) increased gross profits from industrial, healthcare and institutional construction projects and the turnaround in the performance of one of our operations, which had experienced large operating losses in 2008, (b) a charge to expense in 2008 of $7.9 million in connection with the UOSA Action and (c) a $1.0 million reduction in amortization expense associated with identifiable intangible assets in 2009 compared to 2008. This increase was partially offset by notably lower gross profit due to a decline in commercial and hospitality construction projects, primarily in the Las Vegas market, as a result of the current economic slowdown. Selling, general and administrative expenses were lower primarily due to lower employee costs, such as salaries, employee benefits, and incentive compensation, primarily as a result of downsizing of staff at numerous locations, lower discretionary spending, such as travel and entertainment and professional fees, and a decrease in the provision for doubtful accounts consistent with a reduction in accounts receivable. The increase in operating margin for 2009 is primarily the result of increased gross profit margin.

Our United States facilities services segment operating income for 2010 was $60.0 million, a $13.7 million decrease compared to 2009. The decrease in operating income for 2010 compared to 2009 was primarily due to lower operating income from: (a) our industrial services operation which has been adversely affected by a lower demand for our refinery and petrochemical services as a result of capital project curtailments and deferred maintenance and lower gross profit margins and (b) our organic mobile mechanical services operation as a result of fewer discretionary projects due to the continued effects of the economic slowdown and lower gross profit margins, primarily as a result of lower margins on recently acquired projects. The decrease in operating income for 2010 was partially offset by improved results from our commercial and government site-based operations and operating income from companies acquired in 2010 and 2009, which perform mobile mechanical services and government infrastructure contracting services and contributed $1.3 million of operating income, net of amortization expense of $2.3 million. In addition, these decreases were partially offset by an increase in operating income for 2010 from our energy services operation, primarily as a result of the recognition of a pretax gain of $4.5 million from the sale of our interest in a venture, which gain is classified as a component of “Cost of sales” on the Consolidated Statements of Operations. Selling, general and administrative expenses decreased by $8.0 million for 2010 compared to 2009, excluding the increase of $4.3 million of selling, general and administrative expenses associated with companies acquired in 2010 and 2009, including amortization expense of $0.7 million, due to reduced employee costs, such as salaries and commissions, primarily as a result of the downsizing of staff at numerous locations in 2009 and due to lower revenues. In addition, the decrease was due to a reduction in our provision for doubtful accounts. These decreases were partially offset by increased professional fees. The decrease in operating margin for 2010 was primarily the result of a reduction in gross profit margin. Operating income for 2009 was $73.7 million compared to $103.7 million for 2008. The decrease in operating income for 2009 compared to 2008 was primarily due to lower operating income from (a) our industrial service operations, (i) which benefited in 2008 from a significant turnaround/expansion contract at a refinery and (ii) which declined due to a dramatic decline in the demand for refined products which resulted in lower demand for our shop and field refinery and petrochemical services and (b) our mobile mechanical services operation as a result of reduced small discretionary projects, controls work and repair services due to the economic downturn and the cooler than normal summer in some of our major markets. The decrease in operating income in 2009 was partially offset by: (a) operating income from companies acquired in 2009 and 2008, which contributed $3.0 million of operating income, net of amortization expense of $4.4 million, and which perform maintenance services at utility and industrial plants and perform mobile mechanical services, (b) a $3.4 million reduction in amortization expense associated with identifiable intangible assets in 2009 and (c) an increase in operating income from our site-based government facilities services operations. Selling, general and administrative expenses decreased by $10.7 million in 2009 compared to 2008, excluding the increase of $7.3 million of selling, general and administrative expenses associated with the companies acquired in 2009 and 2008, including amortization expense of $1.6 million, due to lower incentive compensation expense and professional fees and a decrease in the provision for doubtful accounts consistent with a reduction in accounts receivable. Negatively impacting operating income in 2008 was a $7.0 million impairment charge related to an other-than-temporary decline in fair value of our investment in a venture, which has been reflected as a component of “Cost of sales” on the Consolidated Statements of Operations.

Our Canada construction segment operating income for 2010 was $0.3 million compared to operating income of $15.4 million in 2009. The decrease in operating income for 2010 compared to 2009 was primarily attributable to: (a) significant project write-downs on a construction project and (b) a decrease in gross profit from industrial (including automotive) and energy construction projects. The decrease in operating income for 2010 was partially offset by an increase in gross profit from healthcare construction projects. The decrease in operating margin for 2010 was primarily the result of a reduction in gross profit margin and an increase in the ratio of selling, general and administrative expense to revenues. Operating income improved by $4.5 million for 2009 compared to 2008. The operating income improvement for 2009 compared to 2008 was primarily due to the improved results from energy and industrial (including automotive) construction projects and reduced selling, general and administrative expenses as a result of a reduction in employees. These increases were partially offset by reduced operating income from healthcare construction projects and a $1.3 million decrease relating to the effect of unfavorable exchange rates for the Canadian dollar versus the United States dollar. Despite the reduction in selling, general and administrative expenses in 2009, these expenses, as a percentage of revenues, increased year over year due to lower revenues in 2009.

Our United Kingdom construction and facilities services segment operating income for 2010 increased by $3.7 million compared to 2009. The increase in operating income for 2010 compared to 2009 was primarily attributable to the decrease in the actuarially determined pension costs associated with the curtailment of our United Kingdom defined pension plan and the favorable gross profit associated with the termination of a contract. These increases were partially offset by a decrease of $0.6 million relating to the effect of unfavorable exchange rates for the British pound versus the United States dollar. The increase in operating margin for 2010 was brought about by a combination of increased gross profit margins and a decrease in selling, general and administrative expenses as a percentage of revenues. Operating income for 2009 was $12.0 million compared to $14.4 million in 2008. The decrease in operating income for 2009 compared to 2008 was primarily attributable to: (a) a decrease of $2.2 million relating to the effect of unfavorable exchange rates for the British pound versus the United States dollar and (b) an increase in the actuarially determined pension costs associated with our United Kingdom defined pension plan. These decreases were partially offset by an increase in operating income at the United Kingdom’s construction business and as a result of the wind down of the rail division in 2009 as compared to 2008.

The Other international construction and facilities services segment operating loss was approximately $0.1 million, $0.1 million and $0.7 million for 2010, 2009 and 2008, respectively. In June 2010, we sold our equity interest in our Middle East venture to our partner in the venture. As a result of this sale, we received $7.9 million and recognized a pretax gain in this amount, which is classified as a “Gain on sale of equity investment” on the Consolidated Statements of Operations.

Our corporate administration expenses were $55.9 million for 2010 compared to $63.3 million in 2009. The decrease in expenses for 2010 compared to 2009 was primarily attributable to a continued decrease in incentive compensation, marketing and advertising expenses, as well as lower professional fees. Our corporate administration expenses for 2009 decreased by $2.6 million compared to 2008. The decrease in expenses for 2009 compared to 2008 was primarily attributable to: (a) a decrease in marketing and advertising expenses, (b) lower incentive compensation expense and (c) a decrease in expenses related to meetings and conferences. In addition, our corporate administration costs in 2009 compared to 2008 were unfavorably impacted by the changes in the value of our phantom stock units, which vary with our stock price. Certain of the phantom stock units were settled in cash during the first quarters of 2009 and 2008, and no units are currently outstanding.

Non-operating items

Interest expense was $12.2 million, $7.9 million and $11.8 million for 2010, 2009 and 2008, respectively. The $4.3 million increase in interest expense for 2010 compared to 2009 was due to higher cost of borrowing and the acceleration of expense for debt issuance costs associated with the termination of a term loan and a revolving credit facility. The $3.9 million decrease in interest expense for 2009 compared to 2008 was related to the reduction in long-term indebtedness and lower interest rates as compared to 2008.

Interest income was $2.7 million, $4.7 million and $9.9 million for 2010, 2009 and 2008, respectively. The decreases in interest income were primarily related to lower interest rates earned on our invested cash balances.

The $7.9 million “Gain on sale of equity investment” in 2010 was attributable to the June 2010 sale of our equity interest in our Middle East venture to our partner in the venture, the operating results of which have been reported in our Other international construction and facilities services segment.

For joint ventures that have been accounted for using the consolidation method of accounting, noncontrolling interest represents the allocation of earnings to our joint venture partners who either have a minority-ownership interest in the joint venture or are not at risk for the majority of losses of the joint venture.

Our 2010 income tax provision was $52.4 million compared to $96.2 million for 2009 and $116.6 million for 2008 based on effective income tax rates, before the tax effect of non-cash impairment charges, of approximately 36.8%, 37.4% and 39.0%, respectively. The actual income tax rates for the year ended December 31, 2010, 2009 and 2008, inclusive of non-cash impairment charges, were (152.8)%, 37.4% and 39.0%, respectively.

The Company recognized a non-cash goodwill impairment charge of approximately $210.6 million during 2010. Approximately $34.0 million of this impairment is deductible for income tax purposes. The remaining $176.6 million of this impairment is not deductible for income tax purposes. As shown above, this non-deductible portion significantly impacts the effective income tax rate for 2010.

Our 2009 income tax provision was $96.2 million. The decrease in our 2009 income tax provision was primarily due to reduced income before income taxes compared to 2008. Our 2008 income tax provision was $116.6 million.

Liquidity and Capital Resources

The following table presents net cash provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2010 and 2009 (in millions):

	2010	2009

Net cash provided by operating activities	$68.7	$359.1
Net cash used in investing activities	$(32.7)	$(52.6)
Net cash (used in) provided by financing activities	$(47.2)	$1.7
Effect of exchange rate changes on cash and cash equivalents	$(4.9)	$12.9

Our consolidated cash balance decreased by approximately $16.1 million from $727.0 million at December 31, 2009 to $710.8 million at December 31, 2010. Net cash provided by operating activities for 2010 of $68.7 million, compared to $359.1 million in net cash provided by operating activities for 2009, was primarily due to lower operating results, changes in our working capital, including a reduction in accruals for payroll and benefits and a one-time contribution of $25.9 million to a defined benefit pension plan of our United Kingdom subsidiary. Net cash used in investing activities was $32.7 million for 2010 compared to $52.6 million used in 2009. This decrease was primarily due to $25.6 million of proceeds from the sale of equity investments, a $7.9 million decrease in investments in and advances to unconsolidated entities and joint ventures, a $4.7 million decrease in amounts paid for the purchase of property, plant and equipment, and a $4.4 million decrease in payments pursuant to earn-out agreements, offset by a $22.6 million increase in payments for acquisitions of businesses. Net cash used in financing activities for 2010 of $47.2 million, compared to net cash provided by financing activities for 2009 of $1.7 million, was primarily attributable to repayment of our term loan and debt issuance costs, partially offset by borrowings under our new revolving credit facility. The non-cash impairment charges did not have any impact on our compliance with our debt covenants or on our cash flows.

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

The following is a summary of material contractual obligations and other commercial commitments (in millions):

	Payments Due by Period
		Less
		than	1-3	4-5	After
Contractual Obligations	Total	1 year	years	years	5 years

Revolving Credit Facility (including interest at 3.01%) (1)	$159.6	$4.6	$155.0	$—	$—
Capital lease obligations	1.9	0.6	0.9	0.4	—
Operating leases	191.9	51.6	67.8	41.7	30.8
Open purchase obligations (2)	780.9	642.8	125.3	12.8	—
Other long-term obligations, including current portion (3)	213.5	31.9	167.7	13.9	—
Liabilities related to uncertain income tax positions	8.8	6.7	1.8	0.3	—

Total Contractual Obligations	$1,356.6	$738.2	$518.5	$69.1	$30.8

Amount of Commitment Expirations by Period
	Total	Less
	Amounts	than	1-3	4-5	After
Other Commercial Commitments	Committed	1 year	years	years	5 years

Letters of credit	$82.4	$82.4	$—	$—	$—

(1)	We classify these borrowings as long-term on our consolidated balance sheets because of our intent to repay the amounts on a long-term basis. These amounts are outstanding at our discretion and are not payable until the 2010 Revolving Credit Facility expires in February 2013. As of December 31, 2010, there were borrowings of $150.0 million outstanding under the 2010 Revolving Credit Facility.

(2)	Represents open purchase orders for material and subcontracting costs related to construction and service contracts. These purchase orders are not reflected in EMCOR’s consolidated balance sheets and should not impact future cash flows, as amounts should be recovered through customer billings.

(3)	Represents primarily insurance related liabilities and liabilities for deferred income taxes, incentive compensation and earn-out arrangements, classified as other long-term liabilities in the consolidated balance sheets. Cash payments for insurance related liabilities may be payable beyond three years, but it is not practical to estimate these payments. We provide funding to our pension plans based on at least the minimum funding required by applicable regulations. In determining the minimum required funding, we utilize current actuarial assumptions and exchange rates to forecast estimates of amounts that may be payable for up to five years in the future. In our judgment, minimum funding estimates beyond a five year time horizon cannot be reliably estimated, and therefore, have not been included in the table.

Until February 4, 2010, we had a revolving credit agreement (the “Old Revolving Credit Facility”) as amended, which provided for a credit facility of $375.0 million. Effective February 4, 2010, we replaced the Old Revolving Credit Facility that was due to expire October 17, 2010 with an amended and restated $550.0 million revolving credit facility (the “2010 Revolving Credit Facility”). The 2010 Revolving Credit Facility expires in February 2013. It permits us to increase our borrowing to $650.0 million if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $175.0 million of the borrowing capacity under the 2010 Revolving Credit Facility to letters of credit, which amount compares to $125.0 million under the Old Revolving Credit Facility. The 2010 Revolving Credit Facility is guaranteed by certain of our direct and indirect subsidiaries and is secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2010 Revolving Credit Facility contains various covenants requiring, among other things, maintenance of certain financial ratios and certain restrictions with respect to payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount of the 2010 Revolving Credit Facility. The fee is 0.5% of the unused amount. Borrowings under the 2010 Revolving Credit Facility bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at December 31, 2010) plus 1.75% to 2.25%, based on certain financial tests or (2) United States dollar LIBOR (0.26% at December 31, 2010) plus 2.75% to 3.25%, based on certain financial tests. The interest rate in effect at December 31, 2010 was 3.01%. Letter of credit fees issued under this facility range from 2.75% to 3.25% of the respective face amounts of the letters of credit issued and are charged based on certain financial tests. We capitalized approximately $6.0 million of debt issuance costs associated with the 2010 Revolving Credit Facility. This amount is being amortized over the life of the facility and is included as part of interest expense. In connection with the termination of the Old Revolving Credit Facility, less than $0.1 million attributable to the acceleration of expense for debt issuance costs was recorded as part of interest expense. As of December 31, 2010 and December 31, 2009, we had approximately $82.4 million and $68.9 million of letters of credit outstanding, respectively. There were no borrowings under the Old Revolving Credit Facility as of December 31, 2009. We have borrowings of $150.0 million outstanding under the 2010 Revolving Credit Facility at December 31, 2010, which remains outstanding at our discretion until the 2010 Revolving Credit Facility expires. Based on the $150.0 million borrowings outstanding on the 2010 Revolving Credit Facility, if overall interest rates were to increase by 25 basis points, interest expense, net of income taxes, would increase by approximately $0.2 million in the next twelve months. Conversely, if overall interest rates were to decrease by 25 basis points, interest expense, net of income taxes, would decrease by approximately $0.2 million in the next twelve months.

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

On January 27, 2009, we entered into an interest rate swap, which hedged our interest rate risk associated with the Term Loan. We de-designated $45.5 million of the interest rate swap on December 31, 2009 as it was determined that it was no longer probable that the future estimated cash flows were going to occur as originally estimated. Accordingly, we discontinued the application of hedge accounting associated for this portion of the interest rate swap, and $0.2 million and $0.3 million was expensed as part of interest expense, and removed from Accumulated other comprehensive loss, for the years ended December 31, 2010 and 2009, respectively. The interest rate swap matured in October 2010.

One of our subsidiaries had a 40% interest in a venture that designs, constructs, owns, operates, leases and maintains facilities to produce chilled water for sale to customers for use in air conditioning commercial properties. The other venture partner, Baltimore Gas and Electric (a subsidiary of Constellation Energy), had a 60% interest in the venture. In 2009, the venture, using its own cash and cash from additional capital contributions, acquired its outstanding bonds in the principal amount of $25.0 million. As a result of this, we were required to make an additional capital contribution of $8.0 million to the venture. In January 2010, this venture, including our investment, was sold to a third party. As a result of this sale, we received an aggregate amount of $17.7 million for our 40% interest and recognized a pretax gain of $4.5 million, which gain is included in our United States facilities services segment and classified as a component of “Cost of Sales” on the Consolidated Statements of Operations.

The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of December 31, 2010, based on our percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.4 billion. The Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.

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

Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain our 2010 Revolving Credit Facility, that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient or to enable us to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. However, negative macroeconomic trends may have an adverse effect on liquidity. In addition to managing borrowings, our focus on the facilities services market is intended to provide an additional buffer against economic downturns inasmuch as a part of our facilities services business is characterized by annual and multi-year contracts that provide a more predictable stream of cash flow than the construction business. Short-term liquidity is also impacted by the type and length of construction contracts in place. During past economic downturns, there were typically fewer small discretionary projects from the private sector, and companies like us aggressively bid larger long-term infrastructure and public sector contracts. Performance of long duration contracts typically requires greater amounts of working capital. While we strive to maintain a net over-billed position with our customers, there can be no assurance that a net over-billed position can be maintained. Our net over-billings, defined as the balance sheet accounts “Billings in excess of costs and estimated earnings on uncompleted contracts” less “Cost and estimated earnings in excess of billings on uncompleted contracts”, were $368.4 million and $436.2 million as of December 31, 2010 and 2009, respectively.

Long-term liquidity requirements can be expected to be met through cash generated from operating activities and our 2010 Revolving Credit Facility. Based upon our current credit ratings and financial position, we can reasonably expect to be able to incur long-term debt to fund acquisitions. Over the long term, our primary revenue risk factor continues to be the level of demand for non-

residential construction services, which is influenced by macroeconomic trends including interest rates and governmental economic policy. In addition, our ability to perform work is critical to meeting long-term liquidity requirements.

We believe that current cash balances and our borrowing capacity available under the 2010 Revolving Credit Facility or other forms of financing available to us through borrowings, combined with cash expected to be generated from operations, will be sufficient to provide our short-term and foreseeable long-term liquidity needs and meet our expected capital expenditure requirements. However, we are a party to lawsuits and other proceedings in which other parties seek to recover from us amounts ranging from a few thousand dollars to over $60.0 million. If we were required to pay damages in one or more such proceedings, such payments could have a material adverse effect on our financial position, results of operations and/or cash flows.

Certain Insurance Matters

As of December 31, 2010 and 2009, we utilized approximately $82.2 million and $66.5 million, respectively, of letters of credit obtained under our 2010 Revolving Credit Facility and the Old Revolving Credit Facility, respectively, as collateral for insurance obligations.

New Accounting Pronouncements

We review new accounting standards to determine the expected financial impact, if any, that the adoption of such standards will have. As of the filing of this Annual Report on Form 10-K, there were no new accounting standards that were projected to have a material impact on our consolidated financial position, results of operations or liquidity. See Note 2—Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for further information regarding new accounting standards recently issued and/or adopted by us.

Application of Critical Accounting Policies

Our consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are described in Note 2—Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Form 10-K. We believe that some of the more critical judgment areas in the application of accounting policies that affect our financial condition and results of operations are the impact of changes in the estimates and judgments pertaining to: (a) revenue recognition from (i) long-term construction contracts for which the percentage-of-completion method of accounting is used and (ii) services contracts; (b) collectibility or valuation of accounts receivable; (c) insurance liabilities; (d) income taxes; and (e) goodwill and identifiable intangible assets.

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

Costs and estimated earnings in excess of billings on uncompleted contracts also include amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value and take into account factors that may affect our ability to bill unbilled revenues and collect amounts after billing. The profit associated with claim amounts is not recognized until the claim has been settled and payment has been received. As of December 31, 2010 and 2009, costs and estimated earnings in excess of billings on uncompleted contracts included unbilled revenues for unapproved change orders of approximately $9.3 million and $11.2 million, respectively, and claims of approximately $6.3 million and $4.9 million, respectively. In addition, accounts receivable as of December 31, 2010 and 2009 included claims of approximately $1.8 million and $2.5 million, respectively, plus unapproved change orders and contractually billed amounts related to such contracts of approximately $42.7 million and $29.6 million, respectively. Generally, contractually billed amounts will not be paid by the customer to us until final resolution of related claims. Due to uncertainties inherent in estimates employed in applying percentage-of-completion accounting, estimates may be revised as project work progresses. Application of percentage-of-completion accounting requires that the impact of revised estimates be reported prospectively in the consolidated financial statements. In addition to revenue recognition for long-term construction contracts, we recognize revenues from the performance of facilities services for maintenance, repair and retrofit work consistent with the performance of services, which are generally on a pro-rata basis over the life of the contractual arrangement. Expenses related to all services arrangements are recognized as incurred. Revenues related to the engineering, manufacturing and repairing of shell and tube heat exchangers are recognized when the product is shipped and all other revenue recognition criteria have been met. Costs related to this work are included in inventory until the product is shipped. These costs include all direct material, labor and subcontracting costs and indirect costs related to performance such as supplies, tools and repairs.

Accounts Receivable

We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of past due balances. The provision for doubtful accounts during 2010 decreased by $12.3 million compared to 2009. This decrease was due to the recovery of amounts previously determined to be uncollectible and a reduction in the 2010 provision. The provision for doubtful accounts during 2009 and 2008 amounted to approximately $7.2 million and $11.7 million, respectively. At December 31, 2010 and 2009, our accounts receivable of $1,090.9 million and $1,057.2 million, respectively, included allowances for doubtful accounts of $17.3 million and $36.2 million, respectively. The decrease in our allowances for doubtful accounts was due to the recovery of amounts previously determined to be uncollectible and the write-off of accounts receivable against the allowances for doubtful accounts. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to deterioration of its financial condition or its credit ratings. The allowance for doubtful accounts requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis as additional information is received.

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

Income Taxes

We had net deferred income tax assets at December 31, 2010 of $5.2 million and net deferred income tax liabilities of $6.8 million at December 31, 2009, primarily resulting from differences between the carrying value and income tax basis of certain depreciable fixed assets and identifiable intangible assets, which will impact our taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred income tax asset will not be realized. As of December 31, 2010 and 2009, the total valuation allowance on gross deferred income tax assets was approximately $0.8 million and $4.0 million, respectively.

Goodwill and Identifiable Intangible Assets

As of December 31, 2010, we had $406.8 million and $245.1 million, respectively, of goodwill and net identifiable intangible assets (primarily consisting of our contract backlog, developed technology, customer relationships, non-competition agreements and trade names), primarily arising out of the acquisition of companies. As of December 31, 2009, goodwill and net identifiable intangible assets were $593.6 million and $264.5 million, respectively. The changes to goodwill and net identifiable intangible assets (net of accumulated amortization) since December 31, 2009 were related to: (a) a non-cash impairment charge related to goodwill and trade names associated with certain prior year acquisitions, (b) the acquisition of two companies during 2010 and (c) earn-outs paid and/or accrued related to previous acquisitions. During 2010, the purchase price accounting for one of the acquisitions was finalized. As a result, identifiable intangible assets ascribed to its goodwill, contract backlog, customer relationships, trade name and related non-competition agreements were adjusted with an insignificant impact. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies, as well as macroeconomic conditions. ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”) requires goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, but instead must be tested at least annually for impairment (which we test each October 1, absent any impairment indicators), and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives.

During the third quarter of 2010 and prior to our October 1 annual impairment test, we concluded that impairment indicators may have existed within the United States facilities services segment based upon the year to date results and recent forecasts. As a result of that conclusion, we performed a step one test as prescribed under ASC 350 for that particular reporting unit which concluded that impairment indicators existed within that reporting unit due to significant declines in year to date revenues and operating margins which caused us to revise our expectations for the strength of a near term recovery in our financial models for businesses within that reporting unit. Specifically, we reduced our net sales growth rates and operating margins within our discounted cash flow model, as well as our terminal value growth rates. In addition, we estimated a higher participant risk adjusted weighted average cost of capital. Therefore, the required second step of the assessment for the reporting unit was performed in which the implied fair value of that reporting unit’s goodwill was compared to the book value of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, that is, the estimated fair value of the reporting unit is allocated to all of those assets and liabilities of that unit (including both recognized and unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of that reporting unit’s goodwill, an impairment loss is recognized in the amount of the excess and is charged to operations. We determined the fair value of the reporting unit using discounted estimated future cash flows. The weighted average cost of capital used in testing for impairment at the interim date was 12.5% with a perpetual growth rate of 2.8% for our United States facilities services segment. As a result of our interim impairment assessment, we recognized a $210.6 million non-cash goodwill impairment charge in the third quarter of 2010. Additionally, we performed our annual impairment test as of October 1, and no additional impairment of our goodwill was recognized for any of our reporting segments in the fourth quarter of 2010. The weighted average cost of capital used in our annual testing for impairment was 13.2% and 12.2% for our domestic construction segments and our United States facilities services segment, respectively. The perpetual growth rate used for our annual testing was 3.0% for our domestic construction segments and 2.8% for our United States facilities services segment, respectively. For the years ended December 31, 2009 and 2008, no impairment of our goodwill was recognized. As of December 31, 2010, we had $406.8 million of goodwill on our balance sheet and, of this amount, approximately 56.0% relates to our United States facilities services segment, approximately 43.1% relates to our United States mechanical construction and facilities services segment and approximately 0.9% relates to our United States electrical construction and facilities services segment. As of the date of our latest impairment test, the fair values of our United States facilities services, United States mechanical construction and facilities services and United States electrical construction and facilities services segments exceeded their carrying values by approximately $50.6 million, $301.6 million and $337.8 million, respectively.

We also test for the impairment of trade names that are not subject to amortization by calculating the fair value using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. The annual impairment review of our trade names for the year ended December 31, 2009 resulted in an $11.5 million non-cash impairment charge as a result of a change in the fair value of trade names associated with certain prior acquisitions reported within our United States facilities services and United States mechanical construction and facilities services segments. As a result of the continued assessment of the fair value of trade names previously impaired and the interim impairment testing performed during the second and third quarters of 2010, we recorded an additional $35.5 million non-cash impairment charge of trade names associated with certain prior year acquisitions. These trade names are reported within our United States facilities services segment. The current year impairment primarily results from both lower forecasted revenues from and operating margins at our United States facilities services segment, which has been adversely affected by industry conditions. Additionally, we performed our annual impairment test as of October 1, and no additional impairment of our trade names was recognized in the fourth quarter of 2010. For the year ended December 31, 2008, no impairment of our trade names was recognized.

In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their future discounted cash flows. Based on facts and circumstances that indicated an impairment may exist, we performed an impairment review of our other identifiable intangible assets for the year ended December 31, 2009, which resulted in a $2.0 million non-cash impairment charge as a result of a change in the fair value of customer relationships associated with certain prior acquisitions reported within our United States mechanical construction and facilities services segment. For the years ended December 31, 2010 and 2008, no impairment of our other identifiable intangible assets was recognized.

Our development of the present value of future cash flow projections used in impairment testing is based upon assumptions and estimates by management from a review of our operating results, business plans, anticipated growth rates and margins and weighted average cost of capital, among others. Much of the information used in assessing fair value is outside the control of management, such as interest rates, and these assumptions and estimates can change in future periods. There can be no assurances that our estimates and assumptions made for purposes of our goodwill and identifiable intangible asset impairment testing will prove to be accurate predictions of the future. If our assumptions regarding business plans or anticipated growth rates and/or margins are not achieved, or there is a rise in interest rates, we may be required, as we were in the second and third quarters of 2010 and in the fourth quarter of 2009, to record further goodwill and/or identifiable intangible asset impairment charges in future periods.

During 2010, we recognized a $246.1 million non-cash impairment charge as discussed above. Of this amount, $210.6 million relates to goodwill and $35.5 million relates to trade names. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such a charge would be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not used any derivative financial instruments, except as discussed below, during the years ended December 31, 2010 and 2009, including trading or speculating on changes in commodity prices of materials used in our business.

We are exposed to market risk for changes in interest rates for borrowings under the 2010 Revolving Credit Facility and were exposed to market risk as it related to the interest rate swap. Borrowings under the 2010 Revolving Credit Facility bear interest at variable rates. For further information on borrowing rates and interest rate sensitivity, refer to the Liquidity and Capital Resources discussion in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. As of December 31, 2010, there were borrowings of $150.0 million outstanding under the 2010 Revolving Credit Facility. As of December 31, 2009, the fair value of our interest rate swap was a net liability of $1.2 million. Under the terms of the interest rate swap, which matured in October 2010, we paid the counterparty a fixed rate of interest of 2.225% and received a variable rate of interest from the same counterparty.

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

EMCOR Group, Inc.
and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$710,836	$726,975
Accounts receivable, less allowance for doubtful accounts of $17,287 and $36,188, respectively	1,090,927	1,057,171
Costs and estimated earnings in excess of billings on uncompleted contracts	88,253	90,049
Inventories	32,778	34,468
Prepaid expenses and other	57,373	68,702

Total current assets	1,980,167	1,977,365
Investments, notes and other long-term receivables	6,211	19,287
Property, plant and equipment, net	88,615	92,057
Goodwill	406,804	593,628
Identifiable intangible assets, net	245,089	264,522
Other assets	28,656	35,035

Total assets	$2,755,542	$2,981,894

LIABILITIES AND EQUITY
Current liabilities:
Borrowings under revolving credit facility	$—	$—
Current maturities of long-term debt and capital lease obligations	489	45,100
Accounts payable	416,715	379,764
Billings in excess of costs and estimated earnings on uncompleted contracts	456,690	526,241
Accrued payroll and benefits	192,407	215,967
Other accrued expenses and liabilities	166,398	167,533

Total current liabilities	1,232,699	1,334,605
Borrowings under revolving credit facility	150,000	—
Long-term debt and capital lease obligations	1,184	150,251
Other long-term obligations	208,814	270,572

Total liabilities	1,592,697	1,755,428

Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 68,954,426 and 68,675,223 shares issued, respectively	690	687
Capital surplus	427,613	416,267
Accumulated other comprehensive loss	(42,411)	(52,699)
Retained earnings	782,576	869,267
Treasury stock, at cost 2,293,875 and 2,487,879 shares, respectively	(15,525)	(15,451)

Total EMCOR Group, Inc. stockholders’ equity	1,152,943	1,218,071
Noncontrolling interests	9,902	8,395

Total equity	1,162,845	1,226,466

Total liabilities and equity	$2,755,542	$2,981,894

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc.
and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
For The Years Ended December 31,
(In thousands, except per share data)

	2010	2009	2008

Revenues	$5,121,285	$5,547,942	$6,785,242
Cost of sales	4,401,741	4,723,042	5,898,591

Gross profit	719,544	824,900	886,651
Selling, general and administrative expenses	497,808	542,949	582,317
Restructuring expenses	4,341	6,000	1,757
Impairment loss on goodwill and identifiable intangible assets	246,081	13,526	—

Operating (loss) income	(28,686)	262,425	302,577
Interest expense	(12,204)	(7,890)	(11,764)
Interest income	2,701	4,735	9,910
Gain on sale of equity investment	7,900	—	—

(Loss) income before income taxes	(30,289)	259,270	300,723
Income tax provision	52,395	96,193	116,588

Net (loss) income including noncontrolling interests	(82,684)	163,077	184,135
Less: Net income attributable to noncontrolling interests	(4,007)	(2,321)	(1,931)

Net (loss) income attributable to EMCOR Group, Inc.	$(86,691)	$160,756	$182,204

Basic (loss) earnings per common share:
Net (loss) income attributable to EMCOR Group, Inc. common stockholders	$(1.31)	$2.44	$2.79

Diluted (loss) earnings per common share:
Net (loss) income attributable to EMCOR Group, Inc. common stockholders	$(1.31)	$2.38	$2.71

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc.
and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended December 31,
(In thousands)

	2010	2009	2008

Cash flows from operating activities:
Net (loss) income including noncontrolling interests	$(82,684)	$163,077	$184,135
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	25,498	26,768	25,160
Amortization of identifiable intangible assets	16,417	18,977	23,357
(Recovery of) provision for doubtful accounts	(5,126)	7,178	11,671
Deferred income taxes	(15,390)	2,922	(9,492)
Gain on sale of equity investments	(12,409)	—	—
Loss (gain) on sale of property, plant and equipment	127	387	(495)
Excess tax benefits from share-based compensation	(1,474)	(2,203)	(1,232)
Equity income from unconsolidated entities	(843)	(2,706)	(3,300)
Non-cash expense for impairment of equity investment	—	—	6,967
Non-cash expense for amortization of debt issuance costs	2,703	1,530	1,815
Non-cash expense for impairment of goodwill and identifiable intangible assets	246,081	13,526	—
Non-cash compensation expense	5,742	7,454	5,905
Supplemental defined benefit plan contribution	(25,916)	—	—
Distributions from unconsolidated entities	958	6,177	5,542
Changes in operating assets and liabilities excluding effect of businesses acquired:
(Increase) decrease in accounts receivable	(8,342)	354,206	57,246
Decrease (increase) in inventories	2,118	20,135	(601)
Decrease in costs and estimated earnings in excess of billings on uncompleted contracts	8,757	18,472	51,280
Increase (decrease) in accounts payable	16,992	(135,107)	(43,740)
(Decrease) increase in billings in excess of costs and estimated earnings on uncompleted contracts	(73,714)	(87,645)	22,117
Decrease in accrued payroll and benefits and other accrued expenses and liabilities	(43,908)	(20,977)	(13,069)
Changes in other assets and liabilities, net	13,065	(33,059)	11,760

Net cash provided by operating activities	68,652	359,112	335,026

Cash flows from investing activities:
Payments for acquisitions of businesses, net of cash acquired, identifiable intangible assets and related earn-out agreements	(39,902)	(21,686)	(89,359)
Proceeds from sale of equity investments	25,570	—	—
Proceeds from sale of discontinued operations	—	—	2,462
Proceeds from sale of property, plant and equipment	1,032	1,215	1,381
Purchase of property, plant and equipment	(19,359)	(24,100)	(37,514)
Investment in and advances to unconsolidated entities and joint ventures	(65)	(8,000)	(800)
Net disbursements for other investments	—	—	(297)

Net cash used in investing activities	(32,724)	(52,571)	(124,127)

Cash flows from financing activities:
Proceeds from revolving credit facility	153,000	—	58,500
Repayments of revolving credit facility	(3,000)	—	(58,500)
Repayments for long-term debt and debt issuance costs	(200,828)	(3,041)	(28,101)
Repayments for capital lease obligations	(430)	(1,085)	(916)
Proceeds from exercise of stock options	2,818	2,801	2,408
Issuance of common stock under employee stock purchase plan	2,305	2,165	379
Distributions to noncontrolling interests	(2,500)	(1,350)	—
Excess tax benefits from share-based compensation	1,474	2,203	1,232

Net cash (used in) provided by financing activities	(47,161)	1,693	(24,998)

Effect of exchange rate changes on cash and cash equivalents	(4,906)	12,872	(31,669)

(Decrease) increase in cash and cash equivalents	(16,139)	321,106	154,232
Cash and cash equivalents at beginning of year	726,975	405,869	251,637

Cash and cash equivalents at end of year	$710,836	$726,975	$405,869

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc.
and Subsidiaries

CONSOLIDATED STATEMENTS OF EQUITY AND
COMPREHENSIVE (LOSS) INCOME
(In thousands)

			EMCOR Group, Inc. Stockholders
					Accumulated
					other
		Comprehensive	Common	Capital	comprehensive	Retained	Treasury	Noncontrolling
	Total	(loss) income	stock	surplus	(loss) income (1)	earnings	stock	interests

Balance, December 31, 2007	$891,734		$678	$387,288	$(15,102)	$526,307	$(14,130)	$6,693
Net income including noncontrolling interests	184,135	$184,135	—	—	—	182,204	—	1,931
Foreign currency translation adjustments	(15,558)	(15,558)	—	—	(15,558)	—	—	—
Pension adjustment, net of tax of $7.4 million	(18,658)	(18,658)	—	—	(18,658)	—	—	—

Comprehensive income		149,919
Less: Net income attributable to noncontrolling interests		(1,931)

Comprehensive income attributable to EMCOR		$147,988

Issuance of treasury stock for restricted stock units (2)	—		—	(108)	—	—	108	—
Treasury stock, at cost (3)	(493)		—	—	—	—	(493)	—
Common stock issued under share-based compensation plans, net (4)	4,525		3	4,431	—	—	91	—
Common stock issued under employee stock purchase plan	379		—	379	—	—	—	—
Distributions to noncontrolling interests	(1,200)		—	—	—	—	—	(1,200)
Share-based compensation expense	5,905		—	5,905	—	—	—	—

Balance, December 31, 2008	1,050,769		681	397,895	(49,318)	708,511	(14,424)	7,424
Net income including noncontrolling interests	163,077	$163,077	—	—	—	160,756	—	2,321
Foreign currency translation adjustments	5,830	5,830	—	8	5,822	—	—	—
Pension adjustment, net of tax of $3.2 million	(8,612)	(8,612)	—	—	(8,612)	—	—	—
Deferred loss on cash flow hedge, net of tax of $0.5 million	(746)	(746)	—	—	(746)	—	—	—
Loss on partial de-designation of cash flow hedge, net of tax of $0.1 million	155	155	—	—	155	—	—	—

Comprehensive income		159,704
Less: Net income attributable to noncontrolling interests		(2,321)

Comprehensive income attributable to EMCOR		$157,383

Treasury stock, at cost (3)	(1,660)		—	—	—	—	(1,660)	—
Common stock issued under share-based compensation plans (4)	9,384		6	8,745	—	—	633	—
Common stock issued under employee stock purchase plan	2,165		—	2,165	—	—	—	—
Distributions to noncontrolling interests	(1,350)		—	—	—	—	—	(1,350)
Share-based compensation expense	5,492		—	5,492	—	—	—	—
Capital contributed by selling shareholders of an acquired business (5)	1,962		—	1,962	—	—	—	—

Balance, December 31, 2009	$1,226,466		$687	$416,267	$(52,699)	$869,267	$(15,451)	$8,395

EMCOR Group, Inc.
and Subsidiaries

CONSOLIDATED STATEMENTS OF EQUITY AND
COMPREHENSIVE (LOSS) INCOME — (Continued)
(In thousands)

			EMCOR Group, Inc. Stockholders
					Accumulated
					other
		Comprehensive	Common	Capital	comprehensive	Retained	Treasury	Noncontrolling
	Total	(loss) income	stock	surplus	(loss) income (1)	earnings	stock	interests

Balance, December 31, 2009	$1,226,466		$687	$416,267	$(52,699)	$869,267	$(15,451)	$8,395
Net (loss) income including noncontrolling interests	(82,684)	$(82,684)	—	—	—	(86,691)	—	4,007
Foreign currency translation adjustments	3,196	3,196	—		3,196	—	—	—
Pension adjustment, net of tax of $2.5 million	6,501	6,501	—	—	6,501	—	—	—
Deferred gain on cash flow hedge, net of tax of $0.4 million	591	591	—	—	591	—	—	—

Comprehensive loss		(72,396)
Less: Net income attributable to noncontrolling interests		(4,007)

Comprehensive loss attributable to EMCOR		$(76,403)

Treasury stock, at cost (3)	(875)		—	—	—	—	(875)	—
Common stock issued under share-based compensation plans (4)	4,103		3	3,299	—	—	801	—
Common stock issued under employee stock purchase plan	2,305		—	2,305	—	—	—	—
Distributions to noncontrolling interests	(2,500)		—	—	—	—	—	(2,500)
Share-based compensation expense	5,742		—	5,742	—	—	—	—

Balance, December 31, 2010	$1,162,845		$690	$427,613	$(42,411)	$782,576	$(15,525)	$9,902

(1)	As of December 31, 2010, represents cumulative foreign currency translation and pension liability adjustments of $19.8 million and $(62.2) million, respectively. As of December 31, 2009, represents cumulative foreign currency translation, pension liability adjustments and deferred loss on interest rate swap of $16.6 million, $(68.7) million and $(0.6) million, respectively. As of December 31, 2008, represents cumulative foreign currency translation and pension liability adjustments of $10.8 million and $(60.1) million, respectively.
(2)	Represents common stock transferred at cost from treasury stock upon the vesting of restricted stock units.
(3)	Represents value of shares of common stock withheld by EMCOR for income tax withholding requirements upon the issuance of shares in respect of restricted stock units.
(4)	Includes the tax benefit associated with share-based compensation of $2.0 million in 2010, $2.2 million in 2009 and $1.8 million in 2008.
(5)	Represents redistributed portion of acquisition-related payments to certain employees of a company, the outstanding stock of which we acquired. These employees were not shareholders of that company. Such payments were dependent on continuing employment with us and were recorded as non-cash compensation expense.

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—	NATURE OF OPERATIONS

References to the “Company,” “EMCOR,” “we,” “us,” “our” and similar words refer to EMCOR Group, Inc. and its consolidated subsidiaries unless the context indicates otherwise.

We are one of the largest electrical and mechanical construction and facilities services firms in the United States, Canada, the United Kingdom and in the world. We specialize principally in providing construction services relating to electrical and mechanical systems in facilities of all types and in providing comprehensive services for the operation, maintenance and management of substantially all aspects of such facilities, commonly referred to as “facilities services.” We design, integrate, install, start-up, operate and maintain various electrical and mechanical systems, including: (a) electric power transmission and distribution systems; (b) premises electrical and lighting systems; (c) low-voltage systems, such as fire alarm, security and process control systems; (d) voice and data communication systems; (e) roadway and transit lighting and fiber optic lines; (f) heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems; (g) fire protection systems; (h) plumbing, process and high-purity piping systems; (i) water and wastewater treatment systems; and (j) central plant heating and cooling systems. We provide electrical and mechanical construction services and facilities services directly to corporations, municipalities and other governmental entities, owners/developers and tenants of buildings. We also provide these services indirectly by acting as a subcontractor to general contractors, systems suppliers and other subcontractors. Electrical and mechanical construction services generally fall into one of two categories: (a) large installation projects with contracts often in the multi-million dollar range that involve construction of industrial and commercial buildings and institutional and public works facilities or the fit-out of large blocks of space within commercial buildings and (b) smaller installation projects typically involving fit-out, renovation and retrofit work. Our facilities services operations, which support the operation of a customer’s facilities, include: (a) industrial maintenance and services; (b) outage services to utilities and industrial plants; (c) commercial and government site-based operations and maintenance; (d) military base operations support services; (e) mobile maintenance and services; (f) facilities management; (g) installation and support for building systems; (h) program development, management and maintenance for energy systems; (i) shop and on-site field services for refineries and petrochemical plants; (j) technical consulting and diagnostic services; (k) infrastructure and building projects for federal, state and local governmental agencies and bodies; (l) small modification and retrofit projects; and (m) retrofit projects to comply with clean air laws. These services are provided to a wide range of commercial, industrial, utility and institutional facilities including those at which we provided construction services.

NOTE 2—	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2—	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

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

Costs and estimated earnings on uncompleted contracts

Costs and estimated earnings in excess of billings on uncompleted contracts arise in the consolidated balance sheets when revenues have been recognized but the amounts cannot be billed under the terms of the contracts. Such amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units, or completion of a contract. Also included in costs and estimated earnings on uncompleted contracts are amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and/or price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value when realization is probable and can be reasonably estimated. No profit is recognized on construction costs incurred in connection with claim amounts. Claims and unapproved change orders made by us involve negotiation and, in certain cases, litigation. In the event litigation costs are incurred by us in connection with claims or unapproved change orders, such litigation costs are expensed as incurred, although we may seek to recover these costs. We believe that we have established legal bases for pursuing recovery of our recorded unapproved change orders and claims, and it is management’s intention to pursue and litigate such claims, if necessary, until a decision or settlement is reached. Unapproved change orders and claims also involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded claims and unapproved change orders may be made in the near term. If we do not successfully resolve these matters, a net expense (recorded as a reduction in revenues) may be required, in addition to amounts that may have been previously provided for. We record the profit associated with the settlement of claims upon receipt of final payment. Claims against us are recognized when a loss is considered probable and amounts are reasonably determinable.

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2—	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Costs and estimated earnings on uncompleted contracts and related amounts billed as of December 31, 2010 and 2009 were as follows (in thousands):

	2010	2009

Costs incurred on uncompleted contracts	$7,274,211	$8,156,428
Estimated earnings, thereon	811,651	795,407

	8,085,862	8,951,835
Less: billings to date	8,454,299	9,388,027

	$(368,437)	$(436,192)

Such amounts were included in the accompanying Consolidated Balance Sheets at December 31, 2010 and 2009 under the following captions (in thousands):

	2010	2009

Costs and estimated earnings in excess of billings on uncompleted contracts	$88,253	$90,049
Billings in excess of costs and estimated earnings on uncompleted contracts	(456,690)	(526,241)

	$(368,437)	$(436,192)

As of December 31, 2010 and 2009, costs and estimated earnings in excess of billings on uncompleted contracts included unbilled revenues for unapproved change orders of approximately $9.3 million and $11.2 million, respectively, and claims of approximately $6.3 million and $4.9 million, respectively. In addition, accounts receivable as of December 31, 2010 and 2009 included claims of approximately $1.8 million and $2.5 million, respectively, plus contractually billed amounts related to such contracts of $42.7 million and $29.6 million, respectively. Generally, contractually billed amounts will not be paid by the customer to us until final resolution of related claims.

Classification of Contract Amounts

In accordance with industry practice, we classify as current all assets and liabilities related to the performance of long-term contracts. The contracting cycle for certain long-term contracts may extend beyond one year, and, accordingly, collection or payment of amounts related to these contracts may extend beyond one year. Accounts receivable at December 31, 2010 and 2009 included $212.9 million and $221.0 million, respectively, of retainage billed under terms of these contracts. We estimate that approximately 81% of retainage recorded at December 31, 2010 will be collected during 2011. Accounts payable at December 31, 2010 and 2009 included $36.5 million and $38.6 million, respectively, of retainage withheld under terms of the contracts. We estimate that approximately 82% of retainage withheld at December 31, 2010 will be paid during 2011.

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

Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts. This allowance is based upon the best estimate of the probable losses in existing accounts receivable. The Company determines the allowances based upon individual accounts when information indicates the customers may have an

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2—	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

inability to meet the financial obligation, as well as historical collection and write-off experience. These amounts are reevaluated and adjusted on a regular basis as additional information is received. Actual write-offs are charged against the allowance when collection efforts have been unsuccessful. At December 31, 2010 and 2009, our accounts receivable of $1,090.9 million and $1,057.2 million, respectively, included allowances for doubtful accounts of $17.3 million and $36.2 million, respectively. The (recovery of) provision for doubtful accounts during 2010, 2009 and 2008 amounted to approximately $(5.1) million, $7.2 million and $11.7 million, respectively.

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

The carrying values of property, plant and equipment are reviewed for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. In performing this review for recoverability, property, plant and equipment is assessed for possible impairment by comparing their carrying values to their undiscounted net pre-tax cash flows expected to result from the use of the asset. Impaired assets are written down to their fair values, generally determined based on their estimated future discounted cash flows. Based on the results of our testing for the years ended December 31, 2010, 2009 and 2008, no impairment of property, plant and equipment was recognized.

Goodwill and Identifiable Intangible Assets

Goodwill and other identifiable intangible assets with indefinite lives that are not being amortized, such as trade names, are instead tested at least annually for impairment (which we test each October 1, absent any impairment indicators) and are written down if impaired. Identifiable intangible assets with finite lives are amortized over their useful lives and are reviewed for impairment whenever facts and circumstances indicate that their carrying values may not be fully recoverable. See Note 8—Goodwill and Identifiable Intangible Assets of the notes to consolidated financial statements for additional information.

Insurance Liabilities

Our insurance liabilities are determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. At December 31, 2010 and 2009, the estimated current portion of undiscounted insurance liabilities of $21.8 million and $20.5 million, respectively, were included in “Other accrued expenses and liabilities” in the accompanying Consolidated Balance Sheets. The estimated non-current portion of the undiscounted insurance liabilities included in “Other long-term obligations” at December 31, 2010 and 2009 were $98.5 million and $93.6 million, respectively.

Foreign Operations

The financial statements and transactions of our foreign subsidiaries are maintained in their functional currency and translated into U.S. dollars in accordance with ASC Topic 830, “Foreign Currency Matters”. Translation adjustments have been recorded as “Accumulated other comprehensive loss”, a separate component of “Equity”.

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2—	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

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

We account for uncertain tax positions in accordance with the provisions of ASC 740. We recognize accruals of interest related to unrecognized tax benefits as a component of the income tax provision.

Valuation of Share-Based Compensation Plans

We have various types of share-based compensation plans and programs, which are administered by our Board of Directors or its Compensation and Personnel Committee. See Note 14—Share-Based Compensation Plans of the notes to consolidated financial statements for additional information regarding the share-based compensation plans and programs.

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

In October 2009, an accounting pronouncement was issued to update existing guidance on revenue recognition for arrangements with multiple deliverables. This guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the consideration attributed to the delivered item. This may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required. This pronouncement is effective prospectively for revenue arrangements entered into or modified after annual periods beginning on or after June 15, 2010, but early adoption is permitted. We have adopted this pronouncement as of January 1, 2011, and we will review new and/or modified revenue arrangements after the adoption date to ensure compliance with this update. We have

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2—	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

not determined the effect, if any, that the adoption of the pronouncement may have on our financial position and/or results of operations.

In December 2010, an accounting pronouncement was issued to update existing guidance on business combinations, which clarifies that if comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We have adopted this pronouncement as of January 1, 2011, and we will consider the guidance in conjunction with future acquisitions.

In December 2010, an accounting pronouncement was issued to update existing guidance, which modifies the goodwill impairment test for reporting units with zero or negative carrying amounts. For reporting units with zero or negative carrying amounts, the second step of the goodwill impairment test must be performed if it appears more likely than not that a goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors indicating that an impairment may exist. The guidance is effective for fiscal years beginning after December 15, 2010. We have adopted this pronouncement as of January 1, 2011, and we will consider the guidance in conjunction with our future goodwill impairment testing.

NOTE 3—	ACQUISITIONS OF BUSINESSES

We acquired two companies during 2010 and a company in 2009, each for an immaterial amount. One of the companies acquired in 2010 and the company acquired in 2009 provide mobile mechanical services, and the other company acquired in 2010 primarily performs government infrastructure contracting services. All of these companies have been included in our United States facilities services reporting segment.

During 2008, we acquired five companies, which were not material individually or in the aggregate, for an aggregate of $82.7 million. One of the companies primarily provides industrial services to refineries, another primarily provides industrial maintenance services, and two others primarily perform mobile mechanical services. The results of these four companies have been included in our United States facilities services reporting segment. The fifth company is a fire protection company that has been included in our United States mechanical construction and facilities services reporting segment. Goodwill and identifiable intangible assets attributable to these five companies were valued at an aggregate of $15.0 million and $48.8 million, respectively, representing the excess of the aggregate purchase price over the fair value amounts assigned to their net tangible assets. See Note 8—Goodwill and Identifiable Intangible Assets of the notes to consolidated financial statements for additional information.

We believe the aforementioned acquisitions further our goal of service and geographic diversification and/or expansion of our facilities services operations and our mechanical construction and facilities services operation in our fire protection offerings. Additionally, these acquisitions create more opportunities for our subsidiaries to collaborate on national facilities services contracts.

The purchase price allocation for one of our 2010 acquired companies is subject to the finalization of valuation of acquired identifiable intangible assets. The purchase price accounting for the other acquisitions referred to above was finalized. As a result, identifiable intangible assets ascribed to goodwill, contract backlog, customer relationships, trade names and related non-competition agreements were adjusted with an insignificant impact. These acquisitions were accounted for by the purchase method in 2008 and by the acquisition method in 2010 and 2009, and the purchase prices for them have been allocated to their respective assets and liabilities, based upon the estimated fair values of the respective assets and liabilities at the dates of the respective acquisitions.

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

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4—	EARNINGS PER SHARE

The following tables summarize our calculation of Basic and Diluted (Loss) Earnings per Common Share (“EPS”) for the years ended December 31, 2010, 2009 and 2008 (in thousands, except share and per share data):

	2010	2009	2008

Numerator:
Net (loss) income attributable to EMCOR Group, Inc. available to common stockholders	$(86,691)	$160,756	$182,204

Denominator:
Weighted average shares outstanding used to compute basic (loss) earnings per common share	66,393,782	65,910,793	65,373,483
Effect of diluted securities—Share-based awards	—	1,534,492	1,743,778

Shares used to compute diluted (loss) earnings per common share	66,393,782	67,445,285	67,117,261

Basic (loss) earnings per common share:
Net (loss) income attributable to EMCOR Group, Inc. common stockholders	$(1.31)	$2.44	$2.79

Diluted (loss) earnings per common share:
Net (loss) income attributable to EMCOR Group, Inc. common stockholders	$(1.31)	$2.38	$2.71

The effect of 1,645,098 of common stock equivalents have been excluded from the calculation of diluted EPS for the year ended December 31, 2010 due to our net loss position in this period. Assuming dilution, there were 301,347 anti-dilutive stock options excluded from the calculation of diluted EPS for the year ended December 31, 2010. The number of options granted to purchase shares of our common stock that were excluded from the computation of diluted EPS for the years ended December 31, 2009 and 2008 because they would be anti-dilutive were 516,386 and 295,624, respectively.

NOTE 5—	INVENTORIES

Inventories as of December 31, 2010 and 2009 consist of the following amounts (in thousands):

	2010	2009

Raw materials and construction materials	$17,749	$16,735
Work in process	15,029	17,733

	$32,778	$34,468

NOTE 6—	INVESTMENTS, NOTES AND OTHER LONG-TERM RECEIVABLES

Investments, notes and other long-term receivables were $6.2 million and $19.3 million at December 31, 2010 and 2009, respectively. Included as investments, notes and other long-term receivables was an investment accounted for using the equity method of accounting of $13.1 million as of December 31, 2009 relating to a venture with Baltimore Gas & Electric (a subsidiary of Constellation Energy). This venture designs, constructs, owns, operates, leases and maintains facilities to produce chilled water for sale to customers for use in air conditioning commercial properties. As a result of our discounted cash flow analysis, an impairment charge of $7.0 million was recognized in 2008, to write-down the carrying value of this investment to its estimated fair value. We recorded this other-than-temporary decline in fair value as a component of “Cost of Sales” on the Consolidated Statements of Operations. In 2009, the venture, using its own cash and cash from additional capital contributions, acquired its outstanding bonds in the principal amount of $25.0 million. As a result of this, we were required to make an additional capital contribution of $8.0 million to the venture. In January 2010, this venture, including our investment, was sold to a third party. As a result of this sale, we received $17.7 million for our 40% interest and recognized a pretax gain of $4.5 million, which gain is included in our United States facilities services segment and classified as a component of “Cost of Sales” on the Consolidated Statements of Operations.

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6—	INVESTMENTS, NOTES AND OTHER LONG-TERM RECEIVABLES — (Continued)

Additionally in June 2010, we sold our equity interest in a Middle East venture, which performed facilities services, to our partner in the venture. As a result of this sale, we received $7.9 million and recognized a pretax gain in this amount, which is classified as a “Gain on sale of equity investment” on the Consolidated Statements of Operations.

NOTE 7—	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2010 and 2009 (in thousands):

	2010	2009

Machinery and equipment	$83,500	$77,544
Vehicles	35,027	37,456
Furniture and fixtures	18,344	19,664
Computer hardware/software	77,016	74,794
Land, buildings and leasehold improvements	68,691	67,793

	282,578	277,251
Accumulated depreciation and amortization	(193,963)	(185,194)

	$88,615	$92,057

Depreciation and amortization expense related to property, plant and equipment was $25.5 million, $26.8 million and $25.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 8—	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill at December 31, 2010 and 2009 was approximately $406.8 million and $593.6 million, respectively, and reflects the excess of cost over fair market value of net identifiable assets of companies acquired. Goodwill attributable to companies acquired in 2010 has been preliminarily valued at $22.4 million. ASC Topic 805, “Business Combinations” (“ASC 805”) requires that all business combinations be accounted for using the acquisition method and that certain identifiable intangible assets acquired in a business combination be recognized as assets apart from goodwill. ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”) requires goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, such as trade names, but instead must be tested at least annually for impairment (which we test each October 1, absent any impairment indicators) and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives. As of December 31, 2010, approximately 56.0% of our goodwill relates to our United States facilities services segment, approximately 43.1% relates to our United States mechanical construction and facilities services segment and approximately 0.9% relates to our United States electrical construction and facilities services segment.

During the third quarter of 2010 and prior to our October 1 annual impairment test, we concluded that impairment indicators may have existed within the United States facilities services segment based upon the year to date results and recent forecasts. As a result of that conclusion, we performed a step one test as prescribed under ASC 350 for that particular reporting unit which concluded that impairment indicators existed within that reporting unit due to significant declines in year to date revenues and operating margins which caused us to revise our expectations for the strength of a near term recovery in our financial models for businesses within that reporting unit. Specifically, we reduced our net sales growth rates and operating margins within our discounted cash flow model, as well as our terminal value growth rates. In addition, we estimated a higher participant risk adjusted weighted average cost of capital. Therefore, the required second step of the assessment for the reporting unit was performed in which the implied fair value of that reporting unit’s goodwill was compared to the book value of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, that is, the estimated fair value of the reporting unit is allocated to all of those

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8—	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS — (Continued)

assets and liabilities of that unit (including both recognized and unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of that reporting unit’s goodwill, an impairment loss is recognized in the amount of the excess and is charged to operations. We determined the fair value of the reporting unit using discounted estimated future cash flows. The weighted average cost of capital used in testing for impairment at the interim date was 12.5% with a perpetual growth rate of 2.8% for our United States facilities services segment. As a result of our interim impairment assessment, we recognized a $210.6 million non-cash goodwill impairment charge in the third quarter of 2010. Additionally, we performed our annual impairment test as of October 1, and no additional impairment of our goodwill was recognized for any of our reporting segments in the fourth quarter of 2010. The weighted average cost of capital used in our annual testing for impairment was 13.2% and 12.2% for our domestic construction segments and our United States facilities services segment, respectively. The perpetual growth rate used for our annual testing was 3.0% for our domestic construction segments and 2.8% for our United States facilities services segment, respectively. For the years ended December 31, 2009 and 2008, no impairment of our goodwill was recognized.

We also test for the impairment of trade names that are not subject to amortization by calculating the fair value using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. The annual impairment review of our trade names for the year ended December 31, 2009 resulted in an $11.5 million non-cash impairment charge as a result of a change in the fair value of trade names associated with certain prior acquisitions reported within our United States facilities services and United States mechanical construction and facilities services segments. As a result of the continued assessment of the fair value of trade names previously impaired and the interim impairment testing performed during the second and third quarters of 2010, we recorded an additional $35.5 million non-cash impairment charge of trade names associated with certain prior year acquisitions. These trade names are reported within our United States facilities services segment. The current year impairment primarily results from both lower forecasted revenues from and operating margins at our United States facilities services segment, which has been adversely affected by industry conditions. Additionally, we performed our annual impairment test as of October 1, and no additional impairment of our trade names was recognized for any of our reporting segments in the fourth quarter of 2010. For the year ended December 31, 2008, no impairment of our trade names was recognized.

In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their future discounted cash flows. Based on facts and circumstances that indicated an impairment may exist, we performed an impairment review of our other identifiable intangible assets for the year ended December 31, 2009, which resulted in a $2.0 million non-cash impairment charge as a result of a change in the fair value of customer relationships associated with certain prior acquisitions reported within our United States mechanical construction and facilities services segment. For the years ended December 31, 2010 and 2008, no impairment of our other identifiable intangible assets was recognized.

Our development of the present value of future cash flow projections used in impairment testing is based upon assumptions and estimates by management from a review of our operating results, business plans, anticipated growth rates and margins and weighted average cost of capital, among others. Much of the information used in assessing fair value is outside the control of management, such as interest rates, and these assumptions and estimates can change in future periods. There can be no assurances that our estimates and assumptions made for purposes of our goodwill and identifiable intangible asset impairment testing will prove to be accurate predictions of the future. If our assumptions regarding business plans or anticipated growth rates and/or margins are not achieved, or there is a rise in interest rates, we may be required, as we were in the second and third quarters of 2010 and in the fourth quarter of 2009, to record goodwill and/or identifiable intangible asset impairment charges in future periods.

During 2010, we recognized a $246.1 million non-cash impairment charge as discussed above. Of this amount, $210.6 million relates to goodwill and $35.5 million relates to trade names. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such a charge would be material.

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8—	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS — (Continued)

The changes in the carrying amount of goodwill by reportable segments during the years ended December 31, 2010 and 2009 were as follows (in thousands):

	United States	United States
	electrical	mechanical
	construction	construction	United States
	and facilities	and facilities	facilities
	services segment	services segment	services segment	Total

Balance at December 31, 2009	$3,823	$177,740	$412,065	$593,628
Acquisitions, earn-outs and purchase price adjustments	—	—	23,778	23,778
Transfers	—	(2,565)	2,565	—
Impairments	—	—	(210,602)	(210,602)

Balance at December 31, 2010	$3,823	$175,175	$227,806	$406,804

There may be contingent payments associated with the future performance of certain acquired entities, which may result in an increase to goodwill. During 2010 and 2009, pursuant to the purchase method of accounting, we recorded an aggregate of $1.4 million and $9.1 million, respectively, by reason of earn-out obligations in respect of prior acquisitions, which increased goodwill associated with these acquisitions.

Identifiable intangible assets as of December 31, 2010 and 2009 consist of the following (in thousands):

	December 31, 2010
	Gross		Accumulated
	Carrying	Accumulated	Impairment
	Amount	Amortization	Charge	Total

Contract backlog	$42,813	$(35,835)	$—	$6,978
Developed technology	91,000	(14,977)	—	76,023
Customer relationships	133,611	(31,681)	(2,029)	99,901
Non-competition agreements	8,807	(6,670)	—	2,137
Trade names (unamortized)	107,026	—	(46,976)	60,050

Total	$383,257	$(89,163)	$(49,005)	$245,089

	December 31, 2009
	Gross		Accumulated
	Carrying	Accumulated	Impairment
	Amount	Amortization	Charge	Total

Contract backlog	$34,505	$(33,294)	$—	$1,211
Developed technology	91,000	(10,427)	—	80,573
Customer relationships	117,684	(24,021)	(2,029)	91,634
Non-competition agreements	7,243	(5,004)	—	2,239
Trade names (unamortized)	100,362	—	(11,497)	88,865

Total	$350,794	$(72,746)	$(13,526)	$264,522

Identifiable intangible assets attributable to companies acquired in 2010 and 2009 have been preliminarily valued at $32.5 million and $4.0 million, respectively. See Note 3—Acquisitions of Businesses of the notes to consolidated financial statements for additional information. The identifiable intangible amounts are amortized on a straight-line basis. The amortization periods range from 17 months to 21 months for contract backlog, 20 years for developed technology, 5 to 20 years for customer relationships, and 3 to 7 years for non-competition agreements.

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8—	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS — (Continued)

Amortization expense related to identifiable intangible assets was $16.4 million, $19.0 million and $23.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. The following table presents the estimated future amortization expense of identifiable intangible assets in the following years (in thousands):

2011	$18,744
2012	15,535
2013	12,864
2014	12,326
2015	12,326
Thereafter	113,244

$185,039

NOTE 9—	DEBT

Credit Facilities

Until February 4, 2010, we had a revolving credit agreement (the “Old Revolving Credit Facility”) as amended, which provided for a credit facility of $375.0 million. Effective February 4, 2010, we replaced the Old Revolving Credit Facility that was due to expire October 17, 2010 with an amended and restated $550.0 million revolving credit facility (the “2010 Revolving Credit Facility”). The 2010 Revolving Credit Facility expires in February 2013. It permits us to increase our borrowing to $650.0 million if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $175.0 million of the borrowing capacity under the 2010 Revolving Credit Facility to letters of credit, which amount compares to $125.0 million under the Old Revolving Credit Facility. The 2010 Revolving Credit Facility is guaranteed by certain of our direct and indirect subsidiaries and is secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2010 Revolving Credit Facility contains various covenants requiring, among other things, maintenance of certain financial ratios and certain restrictions with respect to payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount of the 2010 Revolving Credit Facility. The fee is 0.5% of the unused amount. Borrowings under the 2010 Revolving Credit Facility bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at December 31, 2010) plus 1.75% to 2.25%, based on certain financial tests or (2) United States dollar LIBOR (0.26% at December 31, 2010) plus 2.75% to 3.25%, based on certain financial tests. The interest rate in effect at December 31, 2010 was 3.01%. Letter of credit fees issued under this facility range from 2.75% to 3.25% of the respective face amounts of the letters of credit issued and are charged based on certain financial tests. We capitalized approximately $6.0 million of debt issuance costs associated with the 2010 Revolving Credit Facility. This amount is being amortized over the life of the facility and is included as part of interest expense. In connection with the termination of the Old Revolving Credit Facility, less than $0.1 million attributable to the acceleration of expense for debt issuance costs was recorded as part of interest expense. As of December 31, 2010 and December 31, 2009, we had approximately $82.4 million and $68.9 million of letters of credit outstanding, respectively. There were no borrowings under the Old Revolving Credit Facility as of December 31, 2009. We have borrowings of $150.0 million outstanding under the 2010 Revolving Credit Facility at December 31, 2010, which may remain outstanding at our discretion until the 2010 Revolving Credit Facility expires.

Term Loan

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

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9—	DEBT — (Continued)

connection with this prepayment, $0.6 million attributable to the acceleration of expense for debt issuance costs associated with the Term Loan was recorded as part of interest expense.

Long-term debt in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2010 and 2009 (in thousands):

	2010	2009

2010 Revolving Credit Facility	$150,000	$—
Term Loan, interest payable in varying amounts through 2010	—	194,750
Capitalized Lease Obligations, at weighted average interest rates from 5.0% to 9.3% payable in varying amounts through 2014	1,649	601
Other, payable through 2012	24	—

	151,673	195,351
Less: current maturities	489	45,100

	$151,184	$150,251

Capitalized Lease Obligations

See Note 16—Commitments and Contingencies of the notes to consolidated financial statements for additional information.

Other Long-Term Debt

As of December 31, 2010, other long-term debt consisted primarily of loans for various field equipment.

NOTE 10—	DERIVATIVE INSTRUMENT AND HEDGING ACTIVITY

On January 27, 2009, we entered into an interest rate swap agreement (the “Swap Agreement”), which hedged the interest rate risk on our variable rate debt. The Swap Agreement matured in October 2010 and was used to manage the variable interest rate of our borrowings and related overall cost of borrowing. We mitigated the risk of counterparty nonperformance by choosing as our counterparty a major reputable financial institution with an investment grade credit rating.

The derivative was recognized as either an asset or liability on our Consolidated Balance Sheets with measurement at fair value, and changes in the fair value of the derivative instrument were reported in either net income, included as part of interest expense, or other comprehensive income, depending on the designated use of the derivative and whether or not it met the criteria for hedge accounting. The fair value of this instrument reflected the net amount required to settle the position. The accounting for gains and losses associated with changes in fair value of the derivative and the related effects on the consolidated financial statements was subject to their hedge designation and whether they met effectiveness standards.

We paid a fixed rate on the Swap Agreement of 2.225% and received a floating rate of 30 day LIBOR on the notional amount. A portion of the interest rate swap had been designated as an effective cash flow hedge, whereby changes in the cash flows from the swap perfectly offset the changes in the cash flows associated with the floating rate of interest. See Note 9—Debt of the notes to consolidated financial statements for additional information. The fair value of the interest rate swap at December 31, 2009 was a net liability of $1.2 million. This liability reflected the interest rate swap’s termination value as the credit value adjustment for counterparty nonperformance was immaterial. We had no obligation to post any collateral related to this derivative. The fair value of the interest swap was based upon the valuation technique known as the market standard methodology of netting the discounted future fixed cash flows and the discounted expected variable cash flows. The variable cash flows were based on an expectation of future interest rates (forward curves) derived from observable interest rate curves. In addition, we had incorporated a credit valuation adjustment into our calculation of fair value of the interest rate swap. This adjustment recognized both our nonperformance risk and

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10—	DERIVATIVE INSTRUMENT AND HEDGING ACTIVITY — (Continued)

the counterparty’s nonperformance risk. The net liability was included in “Other accrued expenses and liabilities” on our Consolidated Balance Sheet. Accumulated other comprehensive loss at December 31, 2009 included the accumulated loss, net of income taxes, on the cash flow hedge, of $0.6 million.

On December 1, 2009, we de-designated $45.5 million of the interest rate swap as it was determined that it was no longer probable that the future estimated cash flows were going to occur as originally estimated. We discontinued the application of hedge accounting associated with this portion of the interest rate swap, and $0.2 million and $0.3 million was expensed as part of interest expense, and removed from Accumulated other comprehensive loss, for the years ended December 31, 2010 and 2009, respectively.

As of December 31, 2009, the fair value of our derivative was $1.2 million and was in a net liability position reflecting the interest rate swap’s termination value as the credit value adjustment for counterparty nonperformance was immaterial. As of December 31, 2010, we have no derivatives and/or hedging instruments outstanding.

NOTE 11—	FAIR VALUE MEASUREMENTS

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

At December 31, 2010 and 2009, we had $95.7 million and $30.2 million, respectively, in money market funds, included within Cash and cash equivalents in the accompanying Consolidated Balance Sheets, which are Level 1 assets.

We believe that the carrying values of our financial instruments, which include accounts receivable and other financing commitments, approximate their fair values due primarily to their short-term maturities and low risk of counterparty default. The carrying value of our 2010 Revolving Credit Facility approximates the fair value due to the variable rate on such debt.

We measured the fair value of our derivative instrument on a recurring basis. At December 31, 2009, the $1.2 million fair value of the interest rate swap was determined using Level 2 inputs. There are no derivatives outstanding as of December 31, 2010.

At December 31, 2010 and 2009, we had certain assets, specifically $257.9 million and $60.6 million, respectively, of goodwill and/or indefinite lived intangible assets, which were accounted for at fair market value on a non-recurring basis. We have determined that the fair value measurements of these non-financial assets are Level 3 in the fair value hierarchy. See Note 8—Goodwill and Identifiable Intangible Assets for a further discussion.

NOTE 12—	INCOME TAXES

Our 2010 income tax provision was $52.4 million compared to $96.2 million for 2009 and $116.6 million for 2008 based on effective income tax rates, before the tax effect of non-cash impairment charges, of approximately 36.8%, 37.4% and 39.0%, respectively. The actual income tax rates for the year ended December 31, 2010, 2009 and 2008, inclusive of non-cash impairment charges, were (152.8)%, 37.4% and 39.0%, respectively. The decrease in the 2010 income tax provision was primarily due to reduced income before income taxes and a change in the allocation of earnings among various jurisdictions.

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12—	INCOME TAXES — (Continued)

The Company recognized a non-cash goodwill impairment charge of approximately $210.6 million during 2010. Approximately $34.0 million of this impairment is deductible for income tax purposes. The remaining $176.6 million of this impairment is not deductible for income tax purposes. This non-deductible portion significantly impacts the effective tax rate for 2010.

Our 2009 income tax provision was $96.2 million. The decrease in our 2009 income tax provision was primarily due to reduced income before income taxes compared to 2008. Our 2008 income tax provision was $116.6 million.

We file income tax returns with the Internal Revenue Service and various state, local and foreign jurisdictions. The Company is currently under examination by various states for the years 2004 through 2009. The Internal Revenue Service has completed its audit of our federal income tax returns for the years 2005 through 2007. We agreed to and paid an assessment proposed by the Internal Revenue Service pursuant to such audit. We recorded a charge of approximately $2.0 million, inclusive of interest, as a result of this audit in 2009.

As of December 31, 2010 and 2009, the amount of unrecognized income tax benefits was $6.5 million and $7.5 million (of which $4.2 million and $5.4 million, if recognized, would favorably affect our effective income tax rate), respectively. At December 31, 2010 and 2009, we had an accrual of $2.3 million and $2.2 million, respectively, for the payment of interest related to unrecognized income tax benefits included on the Consolidated Balance Sheets. During the years ended December 31, 2010 and 2009, we recognized approximately $0.1 million in interest expense and $1.5 million in interest income related to our unrecognized income tax benefits, respectively. As of December 31, 2010 and 2009, we had total income tax reserves of $8.8 million ($8.8 million included in “Other long-term obligations”) and $9.7 million ($9.0 million included in “Other long-term obligations” and $0.7 million included in “Prepaid expenses and other”), respectively.

A reconciliation of the beginning and end of year unrecognized income tax benefits is as follows (in thousands):

	2010	2009

Balance at beginning of year	$7,534	$9,574
Additions based on tax positions related to the current year	865	623
Additions based on tax positions related to prior years	328	—
Reductions for tax positions of prior years	(915)	(1,321)
Reductions for expired statute of limitations	(1,299)	(1,342)

Balance at end of year	$6,513	$7,534

It is possible that approximately $4.7 million of unrecognized income tax benefits at December 31, 2010, primarily relating to uncertain tax positions attributable to certain intercompany transactions and compensation related accruals, will become recognized income tax benefits in the next twelve months due to the expiration of applicable statutes of limitations and anticipated settlements of audits.

The income tax provision (benefit) in the accompanying Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008 consisted of the following (in thousands):

	2010	2009	2008

Current:
Federal provision	$55,878	$73,262	$94,171
State and local provisions	14,079	17,526	22,036
Foreign (benefit) provision	(2,217)	2,483	9,873

	67,740	93,271	126,080

Deferred	(15,345)	2,922	(9,492)

	$52,395	$96,193	$116,588

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12—	INCOME TAXES — (Continued)

Factors accounting for the variation from U.S. statutory income tax rates for the years ended December 31, 2010, 2009 and 2008 were as follows (in thousands):

	2010	2009	2008

Federal income taxes at the statutory rate	$(10,601)	$90,745	$105,253
Noncontrolling interests	(1,403)	(812)	(676)
State and local income taxes, net of federal tax benefits	6,374	10,279	13,421
Permanent differences	(1,401)	(1,201)	1,126
Goodwill impairment	61,827	—	—
Foreign income taxes	(1,065)	(923)	(1,269)
Adjustments to valuation allowance for deferred tax assets	(2,812)	(151)	(3,395)
Federal tax reserves	(1,153)	(1,600)	1,509
Other	2,629	(144)	619

	$52,395	$96,193	$116,588

The components of the net deferred income tax asset are included in “Prepaid expenses and other” of $25.0 million, “Other assets” of $17.0 million, “Other accrued expenses and liabilities” of $3.9 million and “Other long-term obligations” of $32.9 million at December 31, 2010, and the components of net deferred income tax liability are included in “Prepaid expenses and other” of $40.8 million, “Other assets” of $25.2 million, “Other accrued expenses and liabilities” of $1.0 million and “Other long-term obligations” of $71.8 million at December 31, 2009 in the accompanying Consolidated Balance Sheets.

The amounts recorded for the years ended December 31, 2010 and 2009 were as follows (in thousands):

	2010	2009

Deferred income tax assets:
Excess of amounts expensed for financial statement purposes over amounts deducted for income tax purposes:
Insurance liabilities	$46,711	$42,500
Pension liability	15,310	22,186
Other liabilities and reserves	80,308	65,396

Total deferred income tax assets	142,329	130,082
Valuation allowance for deferred tax assets	(783)	(3,984)

Net deferred income tax assets	141,546	126,098

Deferred income tax liabilities:
Costs capitalized for financial statement purposes and deducted for income tax purposes:
Amortization of identifiable intangible assets	(118,886)	(118,754)
Other, primarily depreciation of property, plant and equipment	(17,488)	(14,129)

Total deferred income tax liabilities	(136,374)	(132,883)

Net deferred income tax assets (liabilities)	$5,172	$(6,785)

We file a consolidated federal income tax return including all of our U.S. subsidiaries. As of December 31, 2010 and 2009, the total valuation allowance on net deferred income tax assets was approximately $0.8 million and $4.0 million, respectively. The reason for the decrease in the valuation allowance for 2010 was related to the utilization of capital loss carryforwards. Realization of the deferred income tax assets is dependent on our generating sufficient taxable income. We believe that the deferred income tax assets will be realized through the future reversal of existing taxable temporary differences and projected future income. Although

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12—	INCOME TAXES — (Continued)

realization is not assured, we believe it is more likely than not that the deferred income tax asset, net of the valuation allowance discussed above, will be realized. The amount of the deferred income tax asset considered realizable, however, could be reduced if estimates of future income are reduced.

Income (loss) before income taxes for the years ended December 31, 2010, 2009 and 2008 consisted of the following (in thousands):

	2010	2009	2008

United States	$(46,115)	$235,381	$271,006
Foreign	15,826	23,889	29,717

	$(30,289)	$259,270	$300,723

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

NOTE 13—	COMMON STOCK

As of December 31, 2010 and 2009, 66,660,551 and 66,187,344 shares of our common stock were outstanding, respectively.

NOTE 14—	SHARE-BASED COMPENSATION PLANS

We have an incentive plan under which stock options, stock awards, stock units and other share-based compensation may be granted to officers, non-employee directors and key employees of the Company. Under the terms of this plan, 3,250,000 shares were authorized and 3,090,000 shares are available for grant or issuance as of December 31, 2010. Any issuances under this plan are valued at the fair market value of the common stock on the grant date. The vesting and expiration of any stock option grants and the vesting of any stock awards or stock units are determined by the Compensation Committee at the time of the grant. Additionally, we have outstanding stock options and stock units that were issued under other plans, and no further grants may be made under these plans.

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14—	SHARE-BASED COMPENSATION PLANS — (Continued)

The following table summarizes activity regarding our stock options and awards of shares and stock units since December 31, 2007:

Stock Options			Restricted Stock Units
		Weighted			Weighted
		Average			Average
	Shares	Price		Shares	Price

Balance, December 31, 2007	4,788,086	$11.93	Balance, December 31, 2007	447,224	$20.20
Granted	199,998	$26.33	Granted	135,337	$23.01
Forfeited	—	—	Forfeited	—	—
Exercised	(249,736)	$9.64	Issued	(78,133)	$14.68

Balance, December 31, 2008	4,738,348	$12.66	Balance, December 31, 2008	504,428	$21.81
Granted	210,764	$21.08	Granted	128,563	$23.17
Forfeited	—	—	Forfeited	—	—
Exercised	(413,938)	$6.77	Issued	(258,102)	$18.27

Balance, December 31, 2009	4,535,174	$13.59	Balance, December 31, 2009	374,889	$24.71
Granted	175,723	$24.78	Granted	110,335	$27.88
Forfeited	—	—	Forfeited	—	—
Exercised	(294,124)	$9.58	Issued	(120,036)	$28.13

Balance, December 31, 2010	4,416,773	$14.31	Balance, December 31, 2010	365,188	$24.54

In addition, 8,610, 2,071 and 2,096 shares were granted to certain non-employee directors pursuant to annual retainer arrangements during the years ended December 31, 2010, 2009 and 2008, respectively. The shares awarded to non-employee directors and stock units awarded to employees were pursuant to incentive plans for which $3.6 million, $3.5 million and $3.9 million of compensation expense was recognized for the years ended December 31, 2010, 2009 and 2008, respectively. We have $1.6 million of compensation expense, net of income taxes, which will be recognized over the remaining vesting period related to the stock units awarded to employees. We had outstanding phantom equity units, which were settled in cash based upon the value of our stock price, for which $1.4 million, $0.1 million and $1.2 million of income was recognized for the years ended December 31, 2010, 2009 and 2008, respectively. These variations were due to changes in the market price of our common stock from the award date. There were no phantom equity units outstanding as of December 31, 2010.

Compensation expense of $2.1 million, $2.0 million and $2.0 million for the years ended December 31, 2010, 2009 and 2008, respectively, was recognized due to the vesting of stock option grants. All outstanding stock options were fully vested as of December 31, 2010. As a result of stock option exercises, $2.8 million, $2.8 million and $2.4 million of proceeds were received during the years ended December 31, 2010, 2009 and 2008, respectively. The income tax benefit derived in 2010, 2009 and 2008 as a result of such exercises and share-based compensation was $2.0 million, $2.2 million and $1.8 million, respectively, of which $1.5 million, $2.2 million and $1.2 million, respectively, represented excess tax benefits.

The total intrinsic value of options (the amounts by which the stock price exceeded the exercise price of the option on the date of exercise) that was exercised during 2010, 2009 and 2008 was $5.2 million, $7.3 million and $4.1 million, respectively.

At December 31, 2010, 2009 and 2008, 4,416,773, 4,535,174 and 4,738,348 options were exercisable, respectively. The weighted average exercise price of exercisable options at December 31, 2010, 2009 and 2008 was approximately $14.31, $13.59 and $12.66, respectively.

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14—	SHARE-BASED COMPENSATION PLANS — (Continued)

The following table summarizes information about our stock options as of December 31, 2010:

Stock Options Outstanding and Exercisable
Range of		Weighted Average	Weighted Average
Exercise Prices	Number	Remaining Life	Exercise Price

$9.67 - $10.58	561,332	1.52 Years	$10.29
$10.96 - $13.20	2,425,592	3.14 Years	$11.36
$13.68 - $22.90	907,738	3.25 Years	$16.64
$23.17 - $28.13	402,111	6.38 Years	$25.92
$36.03	120,000	4.47 Years	$36.03

The total aggregate intrinsic value of options outstanding and exercisable as of December 31, 2010, 2009 and 2008 were approximately $64.8 million, $60.4 million and $46.3 million, respectively.

The fair value on the date of grant was calculated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the periods indicated:

	For the Years Ended December 31,
	2010	2009	2008

Dividend yield	0%	0%	0%
Expected volatility	45.7%	46.9%	34.2%
Risk-free interest rate	2.6%	2.5%	3.4%
Expected life of options in years	6.7	5.1	5.0
Weighted average grant date fair value	$12.18	$9.18	$9.51

Forfeitures of stock options have been historically insignificant to the calculation and are estimated to be zero in all periods presented.

We have an employee stock purchase plan. Under the terms of this plan, the maximum number of shares of our common stock that may be purchased is 3,000,000 shares. Generally, our employees and non-union employees of our United States and Canadian subsidiaries are eligible to participate in this plan. Employees covered by collective bargaining agreements generally are not eligible to participate in this plan.

NOTE 15—	RETIREMENT PLANS

Defined Benefit Plans

Our United Kingdom subsidiary has a defined benefit pension plan covering all eligible employees (the “UK Plan”). On October 31, 2001, the UK Plan was closed to new entrants. As a result, employees joining the subsidiary after this date were not eligible to participate in the plan. On May 31, 2010, we curtailed the future accrual of benefits for active employees participating in this plan. As a result of this curtailment, we recognized a reduction of the projected benefit obligation and recorded a curtailment gain of $6.4 million, which will be amortized in the future through net periodic pension cost. This defined pension plan was replaced by a defined contribution plan. The benefits under the UK Plan are based on wages and years of service with the subsidiary up to the date of the curtailment. Our policy is to fund at least the minimum amount required by law, but we have agreed with the UK Plan Trustees to fund additional amounts and in conjunction with the curtailment, we made a one-time contribution of $25.9 million to the UK Plan. The measurement date of the UK Plan is December 31 of each year.

We account for our UK Plan and other defined benefit plans in accordance with ASC 715, “Compensation—Retirement Benefits” (“ASC 715”). ASC 715 requires that (a) the funded status, which is measured as the difference between the fair value of

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15—	RETIREMENT PLANS — (Continued)

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

The change in benefit obligations and assets of the UK Plan for the years ended December 31, 2010 and 2009 consisted of the following components (in thousands):

	2010	2009

Change in pension benefit obligation
Benefit obligation at beginning of year	$253,730	$192,419
Service cost	1,458	3,152
Interest cost	13,399	11,982
Plan participants’ contributions	523	1,530
Actuarial loss	8,445	33,088
Curtailment gain	(6,374)	—
Benefits paid	(12,052)	(10,411)
Foreign currency exchange rate changes	(9,281)	21,970

Benefit obligation at end of year	249,848	253,730

Change in pension plan assets
Fair value of plan assets at beginning of year	174,426	133,259
Actual return on plan assets	20,679	26,681
Employer contributions	33,135	8,192
Plan participants’ contributions	523	1,530
Benefits paid	(12,052)	(10,411)
Foreign currency exchange rate changes	(3,778)	15,175

Fair value of plan assets at end of year	212,933	174,426

Funded status at end of year	$(36,915)	$(79,304)

Amounts not yet reflected in net periodic benefit cost and included in Accumulated other comprehensive loss:

	2010	2009

Unrecognized losses	$68,955	$81,639

The underfunded status of the UK Plan of $36.9 million and $79.3 million at December 31, 2010 and 2009, respectively, is included in “Other long-term obligations” in the accompanying Consolidated Balance Sheets. No plan assets are expected to be returned to us during the year ended December 31, 2011.

The weighted-average assumptions used to determine benefit obligations as of December 31, 2010 and 2009 were as follows:

	2010	2009

Discount rate	5.3%	5.7%
Annual rate of salary provision	—	4.5%

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15—	RETIREMENT PLANS — (Continued)

The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008

Discount rate	5.6%	5.8%	5.6%
Annual rate of salary provision	—	3.8%	4.2%
Annual rate of return on plan assets	7.0%	6.8%	6.8%

The annual rate of return on plan assets is based on the yield of risk-free bonds, plus an estimated equity-risk premium, at each year’s measurement date. This annual rate approximates the historical annual return on plan assets and considers the expected asset allocation between equity and debt securities. For measurement purposes of the liability, the annual rates of inflation of covered pension benefits assumed for 2010 and 2009 were 3.4% and 3.5%, respectively.

The components of net periodic pension benefit cost for the years ended December 31, 2010, 2009 and 2008 were as follows (in thousands):

	2010	2009	2008

Service cost	$1,458	$3,152	$4,361
Interest cost	13,399	11,982	14,283
Expected return on plan assets	(12,245)	(9,744)	(14,305)
Amortization of unrecognized loss	2,914	4,229	2,053

Net periodic pension benefit cost	$5,526	$9,619	$6,392

The estimated unrecognized loss for the UK Plan that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost over the next year is approximately $1.5 million.

UK Plan Assets

The weighted average asset allocations and weighted average target allocations at December 31, 2010 and 2009 were as follows:

	Target
	Asset	December 31,	December 31,
Asset Category	Allocation	2010	2009

Equity securities	65.0%	67.4%	71.0%
Debt securities	35.0	32.5	28.5
Cash	—	0.1	0.5

Total	100.0%	100.0%	100.0%

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

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15—	RETIREMENT PLANS — (Continued)

The following tables set forth by level, within the fair value hierarchy discussed in Note 11—Fair Value Measurements, the assets of the UK Plan at fair value as of December 31, 2010 and 2009 (in thousands):

	Assets at Fair Value as of December 31, 2010
Asset Category	Level 1	Level 2	Level 3	Total

Equity and equity like investments	$—	$138,372	$5,003	$143,375
Corporate bonds	—	47,469	—	47,469
Government bonds	—	21,800	—	21,800
Cash	289	—	—	289

Total	$289	$207,641	$5,003	$212,933

	Assets at Fair Value as of December 31, 2009
Asset Category	Level 1	Level 2	Level 3	Total

Equity and equity like investments	$—	$120,304	$3,569	$123,873
Corporate bonds	—	28,122	—	28,122
Government bonds	—	21,503	—	21,503
Cash	928	—	—	928

Total	$928	$169,929	$3,569	$174,426

In regards to the plan assets of our UK Plan, investment amounts have been allocated within the fair value hierarchy across all three levels. The characteristics of the assets that sit within each level are summarized as follows:

Level 1—This asset represents cash.

Level 2—These assets are a combination of the following:

(a)	Assets that are not exchange traded but have a unit price that is based on the net asset value of the fund. The unit prices are not quoted but the underlying assets held by the fund are either:

(i)  held in a variety of listed investments

(ii)	held in UK treasury bonds or corporate bonds with the asset value being based on fixed income streams. Some of the underlying bonds are also listed on regulated markets.

It is the value of the underlying assets that have been used to calculate the unit price of the fund.

(b)	Assets that are not exchange traded but have a unit price that is based on the net asset value of the fund. The unit prices are quoted. The underlying assets within these funds comprise cash or assets that are listed on a regulated market (i.e. the values are based on observable market data) and it is these values that are used to calculate the unit price of the fund.

Level 3—Assets that are not exchange traded but have a unit price that is based on the net asset value of the fund. The unit prices are not quoted and are not available on any market.

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15—	RETIREMENT PLANS — (Continued)

The table below sets forth a summary of changes in the fair value of the UK Plan’s Level 3 assets for the years ended December 31, 2010 and 2009 (in thousands):

Equity and Equity Like Investments	2010	2009

Start of year balance	$3,569	$2,851
Actual return on plan assets, relating to assets still held at reporting date	405	398
Purchases, sales and settlements, net	1,139	—
Change due to exchange rate changes	(110)	320

End of year balance	$5,003	$3,569

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

Cash Flows:

Contributions

Our United Kingdom subsidiary expects to contribute approximately $5.4 million to its UK Plan in 2011.

Estimated Future Benefit Payments

The following estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the following years (in thousands):

Pension
Benefits

2011	$10,682
2012	10,812
2013	11,372
2014	11,900
2015	13,216
Succeeding five years	76,546

The following table shows certain information for the UK Plan where the accumulated benefit obligation is in excess of plan assets as of December 31, 2010 and 2009 (in thousands):

	2010	2009

Projected benefit obligation	$249,848	$253,730
Accumulated benefit obligation	$249,848	$225,855
Fair value of plan assets	$212,933	$174,426

We also sponsor two domestic defined benefit plans in which participation by new individuals is frozen. The benefit obligation associated with these plans as of December 31, 2010 and 2009 was approximately $6.1 million and $5.4 million, respectively. The estimated fair value of the plan assets as of December 31, 2010 and 2009 was approximately $5.0 million and $4.7 million, respectively. The plan assets are considered Level 1 assets within the fair value hierarchy and are predominantly invested in cash,

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15—	RETIREMENT PLANS — (Continued)

equities, and equity and bond funds. The pension liability balances as of December 31, 2010 and 2009 are classified as “Other long-term obligations” on the accompanying Consolidated Balance Sheets. The measurement date for these two plans is December 31 of each year. The major assumptions used in the actuarial valuations to determine benefit obligations as of December 31, 2010 and 2009 included discount rates of 5.25% and 5.00% for the 2010 period and a discount rate of 6.0% for the 2009 period for both plans. Also, included was an expected rate of return of 7.5% for the 2010 and 2009 periods for both plans. The estimated loss for these plans that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost over the next year is approximately $0.2 million. The future estimated benefit payments expected to be paid from the plans for the next ten years is approximately $0.4 million per year.

Multi-Employer Pension Plans

We participate in numerous multi-employer pension plans (“MEPPs”) that provide retirement benefits to certain union employees in accordance with various collective bargaining agreements. As one of a multitude of participating employers in these MEPPs, we are jointly responsible for any plan underfunding. Our contributions to a particular MEPP are established by the applicable collective bargaining agreements; however, our required contributions may increase based on the funded status of an MEPP and legal requirements of the Pension Protection Act, which requires substantially underfunded MEPPs to implement rehabilitation plans to improve their funded status. Factors that could impact funded status of an MEPP include, without limitation, investment performance, changes in the participant demographics, decline in the number of contributing employers and changes in actuarial assumptions. In addition, we could be obligated to make additional contributions if we either cease to have an obligation to contribute to an MEPP or significantly reduce our contributions to an MEPP because we reduce the number of employees contributing to the MEPP by reason of layoffs or closure of a subsidiary, and the MEPP has unfunded vested benefits. The amount of such additional contributions (known as a withdrawal liability) would equal our proportionate share of the MEPP’s unfunded vested benefits. We believe that certain of the MEPPs in which we participate may have unfunded vested benefits. Due to uncertainty regarding future factors that could trigger withdrawal liability, as well as the absence of specific information regarding the MEPP’s current financial situation, we are unable to determine (a) the amount and timing of our future withdrawal liability, if any, and (b) whether our participation in these MEPPs could have a material adverse impact on our financial condition, results of operations or liquidity. Our regular scheduled contributions to the MEPPs approximated $176.2 million, $188.2 million and $221.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. We have not recognized any withdrawal liabilities for the years ended December 31, 2010 and 2008. We recorded approximately $1.0 million for withdrawal liabilities for the year ended December 31, 2009.

Defined Contribution Plans

We have defined contribution retirement and savings plans that cover eligible employees in the United States. Contributions to these plans are based on a percentage of the employee’s base compensation. The expenses recognized for the years ended December 31, 2010, 2009 and 2008 for these plans were $11.0 million, $9.7 million and $9.3 million, respectively. At our discretion, we may make additional supplemental matching contributions to a defined contribution retirement and savings plan. The supplemental contributions for the years ended December 31, 2010, 2009 and 2008 were $6.2 million, $7.6 million and $5.6 million, respectively.

Our United Kingdom subsidiary has defined contribution retirement plans. The expense recognized for the years ended December 31, 2010, 2009 and 2008 was $5.1 million, $3.3 million and $3.7 million, respectively. The increase in the expense recognized for 2010 compared to 2009 was primarily due to the UK Plan being curtailed and replaced by a defined contribution plan.

Our Canadian subsidiary has a defined contribution retirement plan. The expense recognized was $0.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16—	COMMITMENTS AND CONTINGENCIES

Commitments

We lease land, buildings and equipment under various leases. The leases frequently include renewal options and escalation clauses and require us to pay for utilities, taxes, insurance and maintenance expenses.

Future minimum payments, by year and in the aggregate, under capital leases, non-cancelable operating leases and related subleases with initial or remaining terms of one or more years at December 31, 2010, were as follows (in thousands):

	Capital	Operating	Sublease
	Leases	Leases	Income

2011	$597	$51,560	$1,007
2012	453	38,729	1,011
2013	443	29,079	963
2014	433	22,816	676
2015	—	18,881	553
Thereafter	—	30,832	43

Total minimum lease payment	1,926	$191,897	$4,253

Amounts representing interest	(277)

Present value of net minimum lease payments	$1,649

Rent expense for operating leases and other rental items, including short-term equipment rentals charged to cost of sales for our construction contracts, for the years ended December 31, 2010, 2009 and 2008 was $90.0 million, $97.4 million and $108.2 million, respectively. Rent expense for the years ended December 31, 2010, 2009 and 2008 was reported net of sublease rental income of $0.9 million, $0.7 million and $0.6 million, respectively.

Contractual Guarantees

We have agreements with our executive officers and certain other key management personnel providing for severance benefits for such employees upon termination of their employment under certain circumstances.

We are contingently liable to sureties in respect of performance and payment bonds issued by sureties, usually at the request of customers in connection with construction projects, which secure our payment and performance obligations under contracts for such projects. In addition, at the request of labor unions representing certain of our employees, bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Our bonding requirements typically increase as the amount of public sector work increases. As of December 31, 2010, based on our percentage-of-completion of our projects covered by surety bonds, our aggregate estimated exposure, had there been defaults on all our then existing contractual obligations, was approximately $1.4 billion. The surety bonds are issued by surety companies in return for premiums, which vary depending on the size and type of bond. We have agreed to indemnify the sureties for amounts, if any, paid by them in respect of bonds issued on our behalf.

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

At December 31, 2010, we employed over 24,000 people, approximately 65% of whom are represented by various unions pursuant to more than 400 collective bargaining agreements between our individual subsidiaries and local unions. We believe that our employee relations are generally good. Only two of these collective bargaining agreements are national or regional in scope.

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16—	COMMITMENTS AND CONTINGENCIES — (Continued)

Restructuring expenses, primarily relating to employee severance obligations and leased facilities, were $4.3 million, $6.0 million and $1.8 million for 2010, 2009 and 2008, respectively. The 2010 restructuring expenses were primarily attributable to our Canadian operations and our United States electrical construction and facilities services segment. The 2009 restructuring expenses were primarily related to our Canadian and UK operations, while the 2008 restructuring expenses were primarily related to our UK operations. As of December 31, 2010, 2009 and 2008, the balance of our severance obligations was $1.0 million, $1.7 million and $0.5 million, respectively. The severance obligations outstanding as of December 31, 2009 and 2008 were paid during 2010 and 2009, respectively. The severance obligations outstanding as of December 31, 2010 will be paid in 2011.

Legal Matters

On March 14, 2003, John Mowlem Construction plc (“Mowlem”) presented a claim in arbitration against our United Kingdom subsidiary, EMCOR Group (UK) plc (formerly named EMCOR Drake & Scull Group plc) (“D&S”), in connection with a subcontract D&S entered into with Mowlem with respect to a project for the United Kingdom Ministry of Defence at Abbey Wood in Bristol, U.K. Mowlem seeks damages arising out of alleged defects in the D&S design and construction of the electrical and mechanical engineering services for the project. Mowlem’s claim is for 38.5 million British pounds sterling (approximately $60.0 million), which includes costs allegedly incurred by Mowlem in connection with rectification of the alleged defects, overhead, legal fees, delay and disruption costs related to such defects, and interest on such amounts. The claim also includes amounts in respect of liabilities that Mowlem accepted in connection with a settlement agreement it entered into with the Ministry of Defence and which it claims are attributable to D&S. D&S believes it has good and meritorious defenses to the Mowlem claim. D&S has denied liability and has asserted a counterclaim for approximately 11.6 million British pounds sterling (approximately $18.1 million) for certain design, labor and delay and disruption costs incurred by D&S in connection with its subcontract with Mowlem for work performed through 1996.

We are involved in other proceedings in which damages and claims have been asserted against us. We believe that we have a number of valid defenses to such proceedings and claims and intend to vigorously defend ourselves. We do not believe that any such matters will have a materially adverse effect on our financial position, results of operations or liquidity.

NOTE 17—	ADDITIONAL CASH FLOW INFORMATION

The following presents information about cash paid for interest, income taxes and other non-cash financing activities for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008

Cash paid during the year for:
Interest	$9,240	$6,174	$9,993
Income taxes	$77,264	$97,505	$120,384
Non-cash financing activities:
Assets acquired under capital lease obligations	$1,478	$—	$528
Capital lease obligations terminated	$—	$674	$—
Contingent purchase price accrued	$1,428	$2,197	$3,297

NOTE 18—	SEGMENT INFORMATION

We have the following reportable segments which provide services associated with the design, integration, installation, start-up, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18—	SEGMENT INFORMATION — (Continued)

room process ventilation; fire protection; plumbing, process and high-purity piping; water and wastewater treatment and central plant heating and cooling); (c) United States facilities services; (d) Canada construction; (e) United Kingdom construction and facilities services; and (f) Other international construction and facilities services. The segment “United States facilities services” principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers’ facilities (industrial maintenance and services; outage services to utilities and industrial plants; commercial and government site-based operations and maintenance; military base operations support services; mobile maintenance and services; facilities management; installation and support for building systems; program development, management and maintenance for energy systems, technical consulting and diagnostic services; infrastructure and building projects for federal, state and local governmental agencies and bodies; small modification and retrofit projects; and retrofit projects to comply with clean air laws), which services are not generally related to customers’ construction programs, as well as industrial services operations, which primarily provide aftermarket maintenance and repair services, replacement parts and fabrication services for highly engineered shell and tube heat exchangers for the refineries and petrochemical industry. The Canada construction segment performs electrical construction and mechanical construction. The United Kingdom and Other international construction and facilities services segments perform electrical construction, mechanical construction and facilities services. Our “Other international construction and facilities services” segment consisted of our equity interest in a Middle East venture, which interest we sold in June 2010. The following tables present information about industry segments and geographic areas for the years ended December 31, 2010, 2009 and 2008 (in millions):

	2010	2009	2008

Revenues from unrelated entities:
United States electrical construction and facilities services	$1,158.9	$1,273.7	$1,700.5
United States mechanical construction and facilities services	1,708.4	1,959.9	2,387.8
United States facilities services	1,522.3	1,493.6	1,606.4

Total United States operations	4,389.6	4,727.2	5,694.7
Canada construction	269.3	320.2	424.5
United Kingdom construction and facilities services	462.4	500.5	666.0
Other international construction and facilities services	—	—	—

Total worldwide operations	$5,121.3	$5,547.9	$6,785.2

Total revenues:
United States electrical construction and facilities services	$1,167.8	$1,281.9	$1,707.0
United States mechanical construction and facilities services	1,715.3	1,975.2	2,405.8
United States facilities services	1,544.7	1,511.6	1,613.9
Less intersegment revenues	(38.2)	(41.5)	(32.0)

Total United States operations	4,389.6	4,727.2	5,694.7
Canada construction	269.3	320.2	424.5
United Kingdom construction and facilities services	462.4	500.5	666.0
Other international construction and facilities services	—	—	—

Total worldwide operations	$5,121.3	$5,547.9	$6,785.2

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18—	SEGMENT INFORMATION — (Continued)

	2010	2009	2008

Operating (loss) income:
United States electrical construction and facilities services	$70.4	$114.5	$114.4
United States mechanical construction and facilities services	131.3	129.7	126.5
United States facilities services	60.0	73.7	104.8

Total United States operations	261.7	317.9	345.7
Canada construction	0.3	15.4	10.9
United Kingdom construction and facilities services	15.7	12.0	14.4
Other international construction and facilities services	(0.1)	(0.1)	(0.7)
Corporate administration	(55.9)	(63.3)	(65.9)
Restructuring expenses	(4.3)	(6.0)	(1.8)
Impairment loss on goodwill and identifiable intangible assets	(246.1)	(13.5)	—

Total worldwide operations	(28.7)	262.4	302.6
Other corporate items:
Interest expense	(12.2)	(7.9)	(11.8)
Interest income	2.7	4.7	9.9
Gain on sale of equity investment	7.9	—	—
(Loss) income before income taxes	$(30.3)	$259.3	$300.7

Capital expenditures:
United States electrical construction and facilities services	$3.5	$4.0	$6.6
United States mechanical construction and facilities services	2.5	3.3	9.2
United States facilities services	11.9	13.0	18.4

Total United States operations	17.9	20.3	34.2
Canada construction	0.2	1.5	0.8
United Kingdom construction and facilities services	1.0	1.6	0.7
Other international construction and facilities services	—	—	—
Corporate administration	0.3	0.7	1.8

Total worldwide operations	$19.4	$24.1	$37.5

Depreciation and amortization of Property, plant and equipment:
United States electrical construction and facilities services	$4.4	$4.5	$4.0
United States mechanical construction and facilities services	4.5	6.5	6.3
United States facilities services	14.1	13.0	10.9

Total United States operations	23.0	24.0	21.2
Canada construction	0.6	0.8	1.2
United Kingdom construction and facilities services	1.1	0.9	1.8
Other international construction and facilities services	—	—	—
Corporate administration	0.8	1.1	1.0

Total worldwide operations	$25.5	$26.8	$25.2

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18—	SEGMENT INFORMATION — (Continued)

	2010	2009

Costs and estimated earnings in excess of billings on uncompleted contracts:
United States electrical construction and facilities services	$25.7	$31.6
United States mechanical construction and facilities services	20.5	23.1
United States facilities services	21.7	17.1

Total United States operations	67.9	71.8
Canada construction	12.0	12.7
United Kingdom construction and facilities services	8.4	5.5
Other international construction and facilities services	—	—

Total worldwide operations	$88.3	$90.0

Billings in excess of costs and estimated earnings on uncompleted contracts:
United States electrical construction and facilities services	$161.5	$163.9
United States mechanical construction and facilities services	195.7	242.4
United States facilities services	32.7	20.8

Total United States operations	389.9	427.1
Canada construction	16.2	21.6
United Kingdom construction and facilities services	50.6	77.5
Other international construction and facilities services	—	—

Total worldwide operations	$456.7	$526.2

Long-lived assets:
United States electrical construction and facilities services	$16.5	$18.1
United States mechanical construction and facilities services	213.6	217.1
United States facilities services	501.1	705.8

Total United States operations	731.2	941.0
Canada construction	3.5	3.8
United Kingdom construction and facilities services	4.3	3.4
Other international construction and facilities services	—	—
Corporate administration	1.5	2.0

Total worldwide operations	$740.5	$950.2

Goodwill:
United States electrical construction and facilities services	$3.8	$3.8
United States mechanical construction and facilities services	175.2	175.2
United States facilities services	227.8	414.6

Total United States operations	406.8	593.6
Canada construction	—	—
United Kingdom construction and facilities services	—	—
Other international construction and facilities services	—	—
Corporate administration	—	—

Total worldwide operations	$406.8	$593.6

Total assets:
United States electrical construction and facilities services	$295.1	$294.4
United States mechanical construction and facilities services	577.3	615.5
United States facilities services	866.0	1,020.7

Total United States operations	1,738.4	1,930.6
Canada construction	103.0	114.7
United Kingdom construction and facilities services	201.6	224.8
Other international construction and facilities services	—	—
Corporate administration	712.5	711.8

Total worldwide operations	$2,755.5	$2,981.9

EMCOR Group, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19—	SELECTED UNAUDITED QUARTERLY INFORMATION
(In thousands, except per share data)

Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

	March 31	June 30	Sept. 30	Dec. 31

2010 Quarterly Results
Revenues	$1,212,212	$1,275,649	$1,277,277	$1,356,147
Gross profit	$165,116	$176,399	$172,928	$205,101
Impairment loss on goodwill and identifiable intangible assets	$—	$19,929	$226,152	$—
Net income (loss) attributable to EMCOR Group, Inc.	$21,817	$27,141	$(175,625)	$39,976

Basic EPS	$0.33	$0.41	$(2.64)	$0.60

Diluted EPS	$0.32	$0.40	$(2.64)	$0.59

	March 31	June 30	Sept. 30	Dec. 31

2009 Quarterly Results
Revenues	$1,394,636	$1,422,670	$1,371,985	$1,358,651
Gross profit	$193,159	$214,884	$205,245	$211,612
Impairment loss on goodwill and identifiable intangible assets	$—	$—	$—	$13,526
Net income attributable to EMCOR Group, Inc.	$36,768	$44,819	$39,986	$39,183

Basic EPS	$0.56	$0.68	$0.61	$0.59

Diluted EPS	$0.55	$0.67	$0.59	$0.58

NOTE 20—	SUBSEQUENT EVENTS

In January 2011, we acquired a company for an immaterial amount. This company primarily provides mechanical, HVAC and specialty refrigeration systems to many industries in the United States and will be included in our United States mechanical construction and facilities services reporting segment. The purchase price of this acquisition is subject to finalization based on certain contingencies provided for in the purchase agreement.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of EMCOR Group, Inc.:

We have audited the accompanying consolidated balance sheets of EMCOR Group, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, and equity and comprehensive (loss) income for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

Stamford, Connecticut	/s/ Ernst & Young LLP
February 25, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of EMCOR Group, Inc.:

We have audited EMCOR Group, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, and equity and comprehensive (loss) income for each of the three years in the period ended December 31, 2010 of the Company and our report dated February 25, 2011 expressed an unqualified opinion thereon.

Stamford, Connecticut	/s/ Ernst & Young LLP
February 25, 2011

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as required by Rules 13a-15(b) of the Securities Exchange Act of 1934), our President and Chief Executive Officer, Anthony J. Guzzi, and our Executive Vice President and Chief Financial Officer, Mark A. Pompa, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective as of the end of the period covered by this report.

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

As of December 31, 2010, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has determined that EMCOR’s internal control over financial reporting is effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report appearing in this Annual Report on Form 10-K, which such report expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2010.

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer or persons performing similar functions has determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

As previously disclosed in our Form 10-Q for the quarterly period ended September 30, 2010, a subsidiary of the Company occasionally performs maintenance work at mines covered by the Federal Mine Safety and Health Act of 1977 (“MSHA”). On August 9, 2010, the subsidiary received three citations claiming the occurrence of violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard under MSHA. All of such citations were related to an accident at a customer’s mine that resulted in the death of one employee of such subsidiary during normal maintenance activities conducted by the subsidiary at the customer’s mine. All of the alleged violations were timely abated. No civil penalties have yet been proposed for assessment by the U.S. Mine Safety and Health Administration.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 with respect to directors is incorporated herein by reference to the Section of our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders entitled “Election of Directors”, which Proxy Statement is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K relates (the “Proxy Statement”). The information required by this Item 10 concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the section of the Proxy Statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance”. The information required by this Item 10 concerning the Audit Committee of our Board of Directors and Audit Committee financial experts is incorporated by reference to the section of the Proxy Statement entitled “Meetings and Committees of the Board of Directors” and “Corporate Governance”. Information regarding our executive officers is contained in Part I of this Form 10-K following Item 4 under the heading “Executive Officers of the Registrant”. We have adopted a Code of Ethics that applies to our Chief Executive Officer and our Senior Financial Officers, a copy of which is filed as an Exhibit hereto.

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
Financial Statements:
Consolidated Balance Sheets—December 31, 2010 and 2009
Consolidated Statements of Operations—Years Ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows—Years Ended December 31, 2010, 2009 and 2008
Consolidated Statements of Equity and Comprehensive (Loss) Income—Years Ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
(a)(2)	The following financial statement schedule is included in this Form 10-K report: Schedule II—Valuation and Qualifying Accounts
All other schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the consolidated financial statements or notes thereto.
(a)(3) and (b)	For the list of exhibits, see the Exhibit Index immediately following the signature page hereof, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCOR GROUP, INC.
(Registrant)

Date: February 25, 2011	By: /s/ Anthony J. Guzzi Anthony J. Guzzi President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 2011.

/s/ Anthony J. Guzzi Anthony J. Guzzi	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Mark A. Pompa Mark A. Pompa	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Frank T. MacInnis Frank T. MacInnis	Chairman of the Board of Directors

/s/ Stephen W. Bershad Stephen W. Bershad	Director

/s/ David A. B. Brown David A. B. Brown	Director

/s/ Larry J. Bump Larry J. Bump	Director

/s/ Albert Fried, Jr. Albert Fried, Jr.	Director

/s/ Richard F. Hamm, Jr. Richard F. Hamm, Jr.	Director

/s/ Jerry E. Ryan Jerry E. Ryan	Director

/s/ Michael T. Yonker Michael T. Yonker	Director

EMCOR Group, Inc.
and Subsidiaries

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	(Recovery of),		Additions
	Beginning	Costs and		Charged To		Balance at
Description	of Year	Expenses		Other (1)	Deductions (2)	End of Year

Allowance for doubtful accounts
Year Ended December 31, 2010	$36,188	(5,126	)(3)	18	(13,793)	$17,287
Year Ended December 31, 2009	$34,832	7,178		307	(6,129)	$36,188
Year Ended December 31, 2008	$26,995	11,671		(79)	(3,755)	$34,832

(1)	Amount principally relates to business acquisitions and divestitures, and the effect of exchange rate changes.

(2)	Deductions primarily represent uncollectible balances of accounts receivable written off, net of recoveries.

(3)	Primarily relates to recovery of amounts previously determined to be uncollectible.

EMCOR Group, Inc.
and Subsidiaries
EXHIBIT INDEX

Exhibit		Incorporated By Reference to or
No.	Description	Page Number

2(a-1)	Purchase Agreement dated as of February 11, 2002 by and among Comfort Systems USA, Inc. and EMCOR-CSI Holding Co.	Exhibit 2.1 to EMCOR Group, Inc.’s (“EMCOR”) Report on Form 8-K dated February 14, 2002

2(a-2)	Purchase and Sale Agreement dated as of August 20, 2007 between FR X Ohmstede Holdings LLC and EMCOR Group, Inc.	Exhibit 2.1 to EMCOR’s Report on Form 8-K (Date of Report August 20, 2007)

3(a-1)	Restated Certificate of Incorporation of EMCOR filed December 15, 1994	Exhibit 3(a-5) to EMCOR’s Registration Statement on Form 10 as originally filed March 17, 1995 (“Form 10”)

3(a-2)	Amendment dated November 28, 1995 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1995 (“1995 Form 10-K”)

3(a-3)	Amendment dated February 12, 1998 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-3) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1997 (“1997 Form 10-K”)

3(a-4)	Amendment dated January 27, 2006 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-4) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”)

3(a-5)	Amendment dated September 18, 2007 to the Restated Certificate of Incorporation of EMCOR	Exhibit A to EMCOR’s Proxy Statement dated August 17, 2007 for Special Meeting of Stockholders held September 18, 2007

3(b)	Amended and Restated By-Laws	Exhibit 3(b) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1998 (“1998 Form 10-K”)

4(a)	Second Amended and Restated Credit Agreement dated as of February 4, 2010 by and among EMCOR Group, Inc. and certain of its subsidiaries and Bank of Montreal, individually and as Agent and the Lenders which are or become parties thereto (the “Credit Agreement”)	Exhibit 4.1(a) to EMCOR’s Report on Form 8-K (Date of Report February 4, 2010) (“February 2010 Form 8-K”)

4(b)	Third Amended and Restated Security Agreement dated as of February 4, 2010 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4.1(b) to the February 2010 Form 8-K

4(c)	Third Amended and Restated Pledge Agreement dated as of February 4, 2010 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4.1(c) to the February 2010 Form 8-K

4(d)	Second Amended and Restated Guaranty Agreement dated as of February 4, 2010 by certain of EMCOR’s U.S. subsidiaries in favor of Bank of Montreal, as Agent	Exhibit 4.1(d) to the February 2010 Form 8-K

10(a)	Form of Severance Agreement (“Severance Agreement”) between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to the April 2005 Form 8-K

10(b)	Form of Amendment to Severance Agreement between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10(c) of EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“March 2007 Form 10-Q”)

EMCOR Group, Inc.
and Subsidiaries
EXHIBIT INDEX

Exhibit		Incorporated By Reference to or
No.	Description	Page Number

10(c)	Letter Agreement dated October 12, 2004 between Anthony Guzzi and EMCOR (the “Guzzi Letter Agreement”)	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report October 12, 2004)

10(d)	Form of Confidentiality Agreement between Anthony Guzzi and EMCOR	Exhibit C to the Guzzi Letter Agreement

10(e)	Form of Indemnification Agreement between EMCOR and each of its officers and directors	Exhibit F to the Guzzi Letter Agreement

10(f-1)	Severance Agreement (“Guzzi Severance Agreement”) dated October 25, 2004 between Anthony Guzzi and EMCOR	Exhibit D to the Guzzi Letter Agreement

10(f-2)	Amendment to Guzzi Severance Agreement	Exhibit 10(g-2) to the March 2007 Form 10-Q

10(g-1)	1994 Management Stock Option Plan (“1994 Option Plan”)	Exhibit 10(o) to Form 10

10(g-2)	Amendment to Section 12 of the 1994 Option Plan	Exhibit (g-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2000 (“2000 Form 10-K”)

10(g-3)	Amendment to Section 13 of the 1994 Option Plan	Exhibit (g-3) to 2000 Form 10-K

10(h-1)	1995 Non-Employee Directors’ Non-Qualified Stock Option Plan (“1995 Option Plan”)	Exhibit 10(p) to Form 10

10(h-2)	Amendment to Section 10 of the 1995 Option Plan	Exhibit (h-2) to 2000 Form 10-K

10(i-1)	1997 Non-Employee Directors’ Non-Qualified Stock Option Plan (“1997 Option Plan”)	Exhibit 10(k) to 1998 Form 10-K

10(i-2)	Amendment to Section 9 of the 1997 Option Plan	Exhibit 10(i-2) to 2000 Form 10-K

10(j-1)	Continuity Agreement dated as of June 22, 1998 between Sheldon I. Cammaker and EMCOR (“Cammaker Continuity Agreement”)	Exhibit 10(c) to the June 1998 Form 10-Q

10(j-2)	Amendment dated as of May 4, 1999 to Cammaker Continuity Agreement	Exhibit 10(i) to the June 1999 Form 10-Q

10(j-3)	Amendment dated as of March 1, 2007 to Cammaker Continuity Agreement	Exhibit 10(m-3) to the March 2007 Form 10-Q

10(k-1)	Continuity Agreement dated as of June 22, 1998 between R. Kevin Matz and EMCOR (“Matz Continuity Agreement”)	Exhibit 10(f) to the June 1998 Form 10-Q

10(k-2)	Amendment dated as of May 4, 1999 to Matz Continuity Agreement	Exhibit 10(m) to the June 1999 Form 10-Q

10(k-3)	Amendment dated as of January 1, 2002 to Matz Continuity Agreement	Exhibit 10(o-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“March 2002 Form 10-Q”)
10(k-4)	Amendment dated as of March 1, 2007 to Matz Continuity Agreement	Exhibit 10(n-4) to the March 2007 Form 10-Q

10(l-1)	Continuity Agreement dated as of June 22, 1998 between Mark A. Pompa and EMCOR (“Pompa Continuity Agreement”)	Exhibit 10(g) to the June 1998 Form 10-Q

10(l-2)	Amendment dated as of May 4, 1999 to Pompa Continuity Agreement	Exhibit 10(n) to the June 1999 Form 10-Q

10(l-3)	Amendment dated as of January 1, 2002 to Pompa Continuity Agreement	Exhibit 10(p-3) to the March 2002 Form 10-Q

EMCOR Group, Inc.
and Subsidiaries
EXHIBIT INDEX

Exhibit		Incorporated By Reference to or
No.	Description	Page Number

10(l-4)	Amendment dated as of March 1, 2007 to Pompa Continuity Agreement	Exhibit 10(o-4) to the March 2007 Form 10-Q

10(m-1)	Change of Control Agreement dated as of October 25, 2004 between Anthony Guzzi (“Guzzi”) and EMCOR (“Guzzi Continuity Agreement”)	Exhibit E to the Guzzi Letter Agreement

10(m-2)	Amendment dated as of March 1, 2007 to Guzzi Continuity Agreement	Exhibit 10(p-2) to the March 2007 Form 10-Q

10(n-1)	Amendment dated as of March 29, 2010 to Severance Agreement with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to Form 8-K (Date of Report March 29, 2010) (“March 2010 Form 8-K”)

10(n-2)	Amendment to Continuity Agreements and Severance Agreements with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10(q) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”)

10(o)	Letter Agreement dated May 25, 2010 between EMCOR and Frank T. MacInnis	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report May 25, 2010)

10(p-1)	Incentive Plan for Senior Executive Officers of EMCOR Group, Inc. (“Incentive Plan for Senior Executives”)	Exhibit 10.3 to Form 8-K (Date of Report March 4, 2005)

10(p-2)	First Amendment to Incentive Plan for Senior Executives	Exhibit 10(t) to 2005 Form 10-K

10(p-3)	Amendment made February 27, 2008 to Incentive Plan for Senior Executive Officers	Exhibit 10(r-3) to 2008 Form 10-K

10(p-4)	Amendment made December 22, 2008 to Incentive Plan for Senior Executive Officers	Exhibit 10(r-4) to 2008 Form 10-K

10(p-5)	Amendment made December 15, 2009 to Incentive Plan for Senior Executive Officers	Exhibit 10(r-5) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”)

10(p-6)	Suspension of Incentive Plan for Senior Executive Officers	Exhibit 10(r-5) to 2008 Form 10-K

10(q-1)	EMCOR Group, Inc. Long-Term Incentive Plan (“LTIP”)	Exhibit 10 to Form 8-K (Date of Report December 15, 2005)

10(q-2)	First Amendment to LTIP and updated Schedule A to LTIP	Exhibit 10(s-2) to 2008 Form 10-K

10(q-3)	Second Amendment to LTIP	Exhibit 10.2 to March 2010 Form 8-K

10(q-4)	Form of Certificate Representing Stock Units issued under LTIP	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”)

10(r-1)	2003 Non-Employee Directors’ Stock Option Plan	Exhibit A to EMCOR’s Proxy Statement for its Annual Meeting held June 12, 2003 (“2003 Proxy Statement”)

10(r-2)	First Amendment to 2003 Non-Employee Directors’ Plan	Exhibit 10(u-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”)

10(s-1)	2003 Management Stock Incentive Plan	Exhibit B to EMCOR’s 2003 Proxy Statement

10(s-2)	Amendments to 2003 Management Stock Incentive Plan	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 Form 10-K”)

EMCOR Group, Inc.
and Subsidiaries
EXHIBIT INDEX

Exhibit		Incorporated By Reference to or
No.	Description	Page Number

10(s-3)	Second Amendment to 2003 Management Stock Incentive Plan	Exhibit 10(v-3) to 2006 Form 10-K

10(t)	Form of Stock Option Agreement evidencing grant of stock options under the 2003 Management Stock Incentive Plan	Exhibit 10.1 to Form 8-K (Date of Report January 3, 2005)

10(u)	Key Executive Incentive Bonus Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008 (“2008 Proxy Statement”)

10(v)	2005 Management Stock Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 16, 2005 (“2005 Proxy Statement”)

10(w)	First Amendment to 2005 Management Stock Incentive Plan	Exhibit 10(z) to 2006 Form 10-K

10(x-1)	2005 Stock Plan for Directors	Exhibit C to 2005 Proxy Statement

10(x-2)	First Amendment to 2005 Stock Plan for Directors	Exhibit 10(a)(a-2) to 2006 Form 10-K

10(x-3)	Consents on December 15, 2009 to Transfer Stock Options by Non-Employee Directors	Exhibit 10(z) to 2009 Form 10-K

10(y)	Option Agreement between EMCOR and Frank T. MacInnis dated May 5, 1999	Exhibit 4.4 to 2004 Form S-8 (Date of Report February 18, 2004) (“2004 Form S-8”)

10(z)	Form of EMCOR Option Agreement for Messrs. Frank T. MacInnis, Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa (collectively the “Executive Officers”) for options granted January 4, 1999, January 3, 2000 and January 2, 2001	Exhibit 4.5 to 2004 Form S-8

10(a)(a)	Form of EMCOR Option Agreement for Executive Officers granted December 1, 2001	Exhibit 4.6 to 2004 Form S-8

10(b)(b)	Form of EMCOR Option Agreement for Executive Officers granted January 2, 2002, January 2, 2003 and January 2, 2004	Exhibit 4.7 to 2004 Form S-8

10(c)(c)	Form of EMCOR Option Agreement for Directors granted June 19, 2002, October 25, 2002 and February 27, 2003	Exhibit 4.8 to 2004 Form S-8

10(d)(d)	Option Agreement dated October 25, 2004 between Guzzi and EMCOR	Exhibit A to Guzzi Letter

10(e)(e-1)	2007 Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 20, 2007

10(e)(e-2)	Option Agreement dated December 13, 2007 under 2007 Incentive Plan between Jerry E. Ryan and EMCOR	Exhibit 10(h)(h-2) to 2007 Form 10-K

10(e)(e-3)	Option Agreement dated December 15, 2008 under 2007 Incentive Plan between David Laidley and EMCOR	Exhibit 10.1 to Form 8-K (Date of Report December 15, 2008)

10(e)(e-4)	Form of Option Agreement under 2007 Incentive Plan between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(h)(h-3) to 2007 Form 10-K

10(f)(f-1)	2010 Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held on June 11, 2010

EMCOR Group, Inc.
and Subsidiaries
EXHIBIT INDEX

Exhibit		Incorporated By Reference to or
No.	Description	Page Number

10(f)(f-2)	Form Option Agreement under 2010 Incentive Plan between EMCOR and each non-employee director with respect to grant of options upon re-election at June 11, 2010 Annual Meeting of Stockholders	Exhibit 10(i)(i-2) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

10(g)(g)	Form of letter agreement between EMCOR and each Executive Officer with respect to acceleration of options granted January 2, 2003 and January 2, 2004	Exhibit 10(b)(b) to 2004 Form 10-K

10(h)(h)	EMCOR Group, Inc. Employee Stock Purchase Plan	Exhibit C to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008

10(i)(i-1)	Certificate dated March 24, 2008 evidencing Phantom Stock Unit Award to Frank T. MacInnis	Exhibit 10(j)(j-1) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (“March 2008 Form 10-Q”)

10(i)(i-2)	Certificate dated March 24, 2008 evidencing Phantom Stock Unit Award to Anthony J. Guzzi	Exhibit 10(j)(j-2) to the March 2008 Form 10-Q

10(j)(j)	Certificate dated March 24, 2008 evidencing Stock Unit Award to Frank T. MacInnis	Exhibit 10(k)(k) to the March 2008 Form 10-Q

10(k)(k)	Form of Restricted Stock Award Agreement dated January 4, 2010 between EMCOR and each of Albert Fried, Jr., Richard F. Hamm, Jr., David H. Laidley, Jerry E. Ryan and Michael T. Yonker	Exhibit 10(l)(l) to 2009 Form 10-K

10(l)(l)	Form of Restricted Stock Award Agreement dated January 3, 2011 between EMCOR and each of Richard F. Hamm, Jr., David H. Laidley, Jerry E. Ryan and Michael T. Yonker	Page

11	Computation of Basic EPS and Diluted EPS for the years ended December 2010 and 2009*	Note 4 of the Notes to the Consolidated Financial Statements

14	Code of Ethics of EMCOR for Chief Executive Officer and Senior Financial Officers	Exhibit 14 to 2003 Form 10-K

21	List of Significant Subsidiaries*	Page

23.1	Consent of Ernst & Young LLP*	Page

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the President and Chief Executive Officer*	Page

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer*	Page

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer**	Page

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer**	Page

EMCOR Group, Inc.
and Subsidiaries
EXHIBIT INDEX

Exhibit		Incorporated By Reference to or
No.	Description	Page Number

101	The following materials from EMCOR Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Equity and Comprehensive (Loss) Income and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.***	Page

*	Filed Herewith

**	Furnished Herewith

***	Submitted Electronically Herewith

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, upon request of the Securities and Exchange Commission, the Registrant hereby undertakes to furnish a copy of any unfiled instrument which defines the rights of holders of long-term debt of the Registrant’s subsidiaries.