Form 10-Q
period 2011-03-31
EMCOR GROUP INC
filed 2011-04-28
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Applicable Only To Corporate Issuers
Number of shares of Common Stock outstanding as of the close of business on April 25, 2011: 66,845,501 shares.

EMCOR Group, Inc.
INDEX

Page No.

PART I. — Financial Information.

Item 1. Financial Statements.

Condensed Consolidated Balance Sheets — as of March 31, 2011 and December 31, 2010	1

Condensed Consolidated Statements of Operations — three months ended March 31, 2011 and 2010	3

Condensed Consolidated Statements of Cash Flows — three months ended March 31, 2011 and 2010	4

Condensed Consolidated Statements of Equity and Comprehensive Income — three months ended March 31, 2011 and 2010	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15

Item 3. Quantitative and Qualitative Disclosures about Market Risk.	27

Item 4. Controls and Procedures.	28

PART II. — Other Information.

Item 1. Legal Proceedings.	28

Item 6. Exhibits.	28

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. — FINANCIAL INFORMATION.

ITEM 1.	FINANCIAL STATEMENTS.
EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$631,984	$710,836
Accounts receivable, net	1,103,195	1,090,927
Costs and estimated earnings in excess of billings on uncompleted contracts	111,858	88,253
Inventories	38,035	32,778
Prepaid expenses and other	56,799	57,373

Total current assets	1,941,871	1,980,167

Investments, notes and other long-term receivables	5,767	6,211

Property, plant and equipment, net	88,549	88,615

Goodwill	426,688	406,804

Identifiable intangible assets, net	259,401	245,089

Other assets	27,737	28,656

Total assets	$2,750,013	$2,755,542

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)

LIABILITIES AND EQUITY

Current liabilities:
Borrowings under revolving credit facility	$—	$—
Current maturities of long-term debt and capital lease obligations	478	489
Accounts payable	392,524	416,715
Billings in excess of costs and estimated earnings on uncompleted contracts	458,405	456,690
Accrued payroll and benefits	164,141	192,407
Other accrued expenses and liabilities	171,906	166,398

Total current liabilities	1,187,454	1,232,699

Borrowings under revolving credit facility	150,000	150,000

Long-term debt and capital lease obligations	1,426	1,184

Other long-term obligations	217,623	208,814

Total liabilities	1,556,503	1,592,697

Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 69,150,775 and 68,954,426 shares issued, respectively	692	690
Capital surplus	432,052	427,613
Accumulated other comprehensive loss	(40,370)	(42,411)
Retained earnings	807,170	782,576
Treasury stock, at cost 2,316,461 and 2,293,875 shares, respectively	(16,718)	(15,525)

Total EMCOR Group, Inc. stockholders’ equity	1,182,826	1,152,943

Noncontrolling interests	10,684	9,902

Total equity	1,193,510	1,162,845

Total liabilities and equity	$2,750,013	$2,755,542

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

Three months ended March 31,	2011	2010

Revenues	$1,312,231	$1,212,212
Cost of sales	1,149,261	1,047,096

Gross profit	162,970	165,116
Selling, general and administrative expenses	119,671	122,797
Restructuring expenses	961	—

Operating income	42,338	42,319
Interest expense	(2,746)	(3,123)
Interest income	562	732

Income before income taxes	40,154	39,928
Income tax provision	14,778	17,511

Net income including noncontrolling interests	25,376	22,417
Less: Net income attributable to noncontrolling interests	(782)	(600)

Net income attributable to EMCOR Group, Inc.	$24,594	$21,817

Basic earnings per common share:
Net income attributable to EMCOR Group, Inc. common stockholders	$0.37	$0.33

Diluted earnings per common share:
Net income attributable to EMCOR Group, Inc. common stockholders	$0.36	$0.32

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

Three months ended March 31,	2011	2010

Cash flows from operating activities:
Net income including noncontrolling interests	$25,376	$22,417
Depreciation and amortization	6,232	6,297
Amortization of identifiable intangible assets	5,374	3,808
Deferred income taxes	7,753	11,801
Gain on sale of equity investments	—	(4,470)
Excess tax benefits from share-based compensation	(536)	—
Equity income from unconsolidated entities	(190)	(305)
Other non-cash items	1,826	1,852
Distributions from unconsolidated entities	520	866
Changes in operating assets and liabilities	(82,726)	(115,332)

Net cash used in operating activities	(36,371)	(73,066)

Cash flows from investing activities:
Payments for acquisitions of businesses, identifiable intangible assets and related earn-out agreements	(42,428)	(10,826)
Proceeds from sale of equity investments	—	17,632
Proceeds from sale of property, plant and equipment	173	170
Purchase of property, plant and equipment	(4,517)	(3,489)

Net cash (used in) provided by investing activities	(46,772)	3,487

Cash flows from financing activities:
Proceeds from revolving credit facility	—	150,000
Repayments of long-term debt and debt issuance costs	(6)	(200,806)
Repayments of capital lease obligations	(157)	(116)
Proceeds from exercise of stock options	729	—
Issuance of common stock under employee stock purchase plan	579	587
Distributions to noncontrolling interests	—	(300)
Excess tax benefits from share-based compensation	536	—

Net cash provided by (used in) financing activities	1,681	(50,635)

Effect of exchange rate changes on cash and cash equivalents	2,610	(6,200)

Decrease in cash and cash equivalents	(78,852)	(126,414)
Cash and cash equivalents at beginning of year	710,836	726,975

Cash and cash equivalents at end of period	$631,984	$600,561

Supplemental cash flow information:
Cash paid for:
Interest	$2,175	$1,833
Income taxes	$14,713	$17,720
Non-cash financing activities:
Assets acquired under capital lease obligations	$353	$—
Contingent purchase price accrued	$—	$614
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
AND COMPREHENSIVE INCOME
(In thousands)(Unaudited)

			EMCOR Group, Inc. Stockholders
					Accumulated
					other
		Comprehensive	Common	Capital	comprehensive	Retained	Treasury	Noncontrolling
	Total	income	stock	surplus	(loss) income (1)	earnings	stock	interests

Balance, January 1, 2010	$1,226,466		$687	$416,267	$(52,699)	$869,267	$(15,451)	$8,395
Net income including noncontrolling interests	22,417	$22,417	—	—	—	21,817	—	600
Foreign currency translation adjustments	1,808	1,808	—	—	1,808	—	—	—
Pension adjustment, net of tax of $0.4 million	922	922	—	—	922	—	—	—
Deferred gain on cash flow hedge, net of tax of $0.1 million	104	104	—	—	104	—	—	—

Comprehensive income		25,251
Less : Net income attributable to noncontrolling interests		(600)

Comprehensive income attributable to EMCOR		$24,651

Treasury stock, at cost (2)	(875)		—	—	—	—	(875)	—
Common stock issued under share-based compensation plans (3)	—		1	(1)	—	—	—	—
Common stock issued under employee stock purchase plan	587		—	587	—	—	—	—
Distributions to noncontrolling interests	(300)		—	—	—	—	—	(300)
Share-based compensation expense	1,303		—	1,303	—	—	—	—

Balance, March 31, 2010	$1,252,432		$688	$418,156	$(49,865)	$891,084	$(16,326)	$8,695

Balance, January 1, 2011	$1,162,845		$690	$427,613	$(42,411)	$782,576	$(15,525)	$9,902
Net income including noncontrolling interests	25,376	$25,376	—	—	—	24,594	—	782
Foreign currency translation adjustments	1,720	1,720	—	—	1,720	—	—	—
Pension adjustment, net of tax of $0.1 million	321	321	—	—	321	—	—	—

Comprehensive income		27,417
Less : Net income attributable to noncontrolling interests		(782)

Comprehensive income attributable to EMCOR		$26,635

Treasury stock, at cost (2)	(1,255)		—	—	—	—	(1,255)	—
Common stock issued under share-based compensation plans (3)	2,420		2	2,356	—	—	62	—
Common stock issued under employee stock purchase plan	579		—	579	—	—	—	—
Share-based compensation expense	1,504		—	1,504	—	—	—	—

Balance, March 31, 2011	$1,193,510		$692	$432,052	$(40,370)	$807,170	$(16,718)	$10,684

(1)	Represents cumulative foreign currency translation adjustments, pension liability adjustments and deferred gain on interest rate swap.

(2)	Represents value of shares of common stock withheld by EMCOR for income tax withholding requirements upon the issuance of shares in respect of restricted stock units.

(3)	Includes the tax benefit associated with share-based compensation of $0.8 million and zero for the three months March 31, 2011 and 2010, respectively.
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 1 Basis of Presentation
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
In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly our financial position and the results of our operations. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.
Reclassification of prior year data has been made in the accompanying condensed consolidated financial statements where appropriate to conform to the current presentation.
NOTE 2 New Accounting Pronouncements
On January 1, 2011, we adopted the accounting pronouncement updating existing guidance on revenue recognition for arrangements with multiple deliverables. This guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the consideration attributed to the delivered item. This may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under previous requirements. We have determined that the adoption of the pronouncement did not have any effect on our financial position and/or results of operations, and we will review new and/or modified revenue arrangements after the adoption date to ensure compliance with this update.
On January 1, 2011, we adopted the accounting pronouncement updating existing guidance on business combinations, which clarifies that if comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. We will consider the guidance in conjunction with future acquisitions.
On January 1, 2011, we adopted the accounting pronouncement updating existing guidance, which modifies the goodwill impairment test for reporting units with zero or negative carrying amounts. For reporting units with zero or negative carrying amounts, the second step of the goodwill impairment test must be performed if it appears more likely than not that a goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors indicating that an impairment may exist. We will consider the guidance in conjunction with our future goodwill impairment testing.
NOTE 3 Acquisitions of Businesses
On January 31, 2011, we acquired a company, and in 2010, we acquired two companies, each for an immaterial amount. The 2011 acquisition primarily provides mechanical construction services and has been included in our United States mechanical construction and facilities services segment. The 2010 acquisitions provide mobile mechanical services and government infrastructure contracting services and have been included in our United States facilities services reporting segment. We believe these acquisitions expand our service capabilities into new geographical and/or technical areas.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 3 Acquisitions of Businesses — (continued)
During the first quarter of 2011, we finalized the purchase price allocation and the valuation of the identifiable intangible assets of a company acquired in 2010, resulting in an immaterial adjustment to the value of the related goodwill and identifiable intangible assets. The three acquired companies referred to in the immediately preceding paragraph were accounted for by the acquisition method, and the prices paid for them have been allocated to their respective assets and liabilities, based upon the estimated fair values of their respective assets and liabilities at the dates of their respective acquisitions.
NOTE 4 Earnings Per Share
Calculation of Basic and Diluted Earnings per Common Share
The following table summarizes our calculation of Basic and Diluted Earnings per Common Share (“EPS”) for the three months ended March 31, 2011 and 2010 (in thousands, except share and per share data):

	For the
	three months ended
	March 31,
	2011	2010
Numerator:
Net income attributable to EMCOR Group, Inc. available to common stockholders	$24,594	$21,817

Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	66,808,687	66,316,105
Effect of diluted securities — Share-based awards	1,772,589	1,582,119

Shares used to compute diluted earnings per common share	68,581,276	67,898,224

Basic earnings per common share:
Net income attributable to EMCOR Group, Inc. available to common stockholders	$0.37	$0.33

Diluted earnings per share:
Net income attributable to EMCOR Group, Inc. available to common stockholders	$0.36	$0.32

There were 140,096 and 311,347 anti-dilutive stock options that were excluded from the calculation of diluted EPS for the three months ended March 31, 2011 and 2010, respectively.
NOTE 5 Inventories
Inventories consist of the following amounts (in thousands):

	March 31,	December 31,
	2011	2010
Raw materials and construction materials	$20,466	$17,749
Work in process	17,569	15,029

	$38,035	$32,778

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 6 Investments, Notes and Other Long-Term Receivables
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
NOTE 7 Debt
Debt in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

	March 31,	December 31,
	2011	2010
2010 Revolving Credit Facility	$150,000	$150,000
Capitalized lease obligations	1,886	1,649
Other	18	24

	151,904	151,673
Less: current maturities	478	489

	$151,426	$151,184

Credit Facilities
Until February 4, 2010, we had a revolving credit facility (the “Old Revolving Credit Facility”) as amended, which provided for a credit facility of $375.0 million. Effective February 4, 2010, we replaced the Old Revolving Credit Facility that was due to expire October 17, 2010 with an amended and restated $550.0 million revolving credit facility (the “2010 Revolving Credit Facility”). The 2010 Revolving Credit Facility expires in February 2013. It permits us to increase our borrowing to $650.0 million if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $175.0 million of the borrowing capacity under the 2010 Revolving Credit Facility to letters of credit, which amount compares to $125.0 million under the Old Revolving Credit Facility. The 2010 Revolving Credit Facility is guaranteed by certain of our direct and indirect subsidiaries and is secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2010 Revolving Credit Facility contains various covenants requiring, among other things, maintenance of certain financial ratios and certain restrictions with respect to payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee of 0.5% is payable on the average daily unused amount of the 2010 Revolving Credit Facility. Borrowings under the 2010 Revolving Credit Facility bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at March 31, 2011) plus 1.75% to 2.25%, based on certain financial tests or (2) United States dollar LIBOR (0.25% at March 31, 2011) plus 2.75% to 3.25%, based on certain financial tests. The interest rate in effect at March 31, 2011 was 3.00%. Letter of credit fees issued under this facility range from 2.75% to 3.25% of the respective face amounts of the letters of credit issued and are charged based on certain financial tests. We capitalized approximately $6.0 million of debt issuance costs associated with the 2010 Revolving Credit Facility. This amount is being amortized over the life of the facility and is included as part of interest expense. In connection with the termination of the Old Revolving Credit Facility, less than $0.1 million was attributable to the acceleration of amortization of debt issuance costs and was recorded as part of interest expense. As of March 31, 2011 and December 31, 2010, we had approximately $89.3 million and $82.4 million of letters of credit outstanding, respectively. We have borrowings of $150.0 million outstanding under the 2010 Revolving Credit Facility at March 31, 2011, which may remain outstanding at our discretion until the 2010 Revolving Credit Facility expires.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 7 Debt — (continued)
Term Loan
On September 19, 2007, we entered into an agreement providing for a $300.0 million term loan (“Term Loan”). The proceeds of the Term Loan were used to pay a portion of the consideration for an acquisition and costs and expenses incident thereto. In connection with the closing of the 2010 Revolving Credit Facility, we proceeded to borrow $150.0 million under this facility and used the proceeds along with cash on hand to prepay on February 4, 2010 all indebtedness outstanding under the Term Loan. In connection with this prepayment, $0.6 million was attributable to the acceleration of amortization of debt issuance costs associated with the Term Loan and was recorded as part of interest expense.
NOTE 8 Derivative Instrument and Hedging Activity
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
The derivative was recognized as either an asset or liability on our Condensed Consolidated Balance Sheets with measurement at fair value, and changes in the fair value of the derivative instrument were reported in either net income, included as part of interest expense, or other comprehensive income, depending on the designated use of the derivative and whether or not it met the criteria for hedge accounting. The fair value of this instrument reflected the net amount required to settle the position. The accounting for gains and losses associated with changes in fair value of the derivative and the related effects on the condensed consolidated financial statements was subject to their hedge designation and whether they met effectiveness standards.
We paid a fixed rate on the Swap Agreement of 2.225% and received a floating rate of 30 day LIBOR on the notional amount. A portion of the interest rate swap had been designated as an effective cash flow hedge, whereby changes in the cash flows from the swap perfectly offset the changes in the cash flows associated with the floating rate of interest (see Note 7, “Debt”). The fair value of the interest rate swap at March 31, 2010 was a net liability of $1.0 million. This liability reflected the interest rate swap’s termination value as the credit value adjustment for counterparty nonperformance was immaterial. We had no obligation to post any collateral related to this derivative. The fair value of the interest rate swap was based upon the valuation technique known as the market standard methodology of netting the discounted future fixed cash flows and the discounted expected variable cash flows. The variable cash flows were based on an expectation of future interest rates (forward curves) derived from observable interest rate curves. In addition, we had incorporated a credit valuation adjustment into our calculation of fair value of the interest rate swap. This adjustment recognized both our nonperformance risk and the counterparty’s nonperformance risk. The net liability was included in “Other accrued expenses and liabilities” on our Condensed Consolidated Balance Sheet. Accumulated other comprehensive loss at March 31, 2010 included the accumulated loss, net of income taxes, on the cash flow hedge, of $0.5 million. For the three months ended March 31, 2010, we recognized $0.05 million of income associated with the ineffective portion of the interest rate swap as part of interest expense.
As of March 31, 2011 and December 31, 2010, we have no derivatives and/or hedging instruments outstanding.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 9 Fair Value Measurements
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
At March 31, 2011 and December 31, 2010, we had $153.6 million and $147.2 million, respectively, in money market funds, included within Cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets, which are Level 1 assets.
We believe that the carrying values of our financial instruments, which include accounts receivable and other financing commitments, approximate their fair values due primarily to their short-term maturities and low risk of counterparty default. The carrying value of our borrowings under the 2010 Revolving Credit Facility approximates the fair value due to the variable rate on such debt.
We measured the fair value of our derivative instrument on a recurring basis. At March 31, 2010, the $1.0 million fair value of the interest rate swap was determined using Level 2 inputs. There were no derivatives outstanding as of March 31, 2011 and December 31, 2010.
NOTE 10 Income Taxes
For the three months ended March 31, 2011 and 2010, our income tax provision was $14.8 million and $17.5 million, respectively, based on effective income tax rates, before discrete items, of 37.4% and 38.2%, respectively. The actual income tax rates for the three months ended March 31, 2011 and 2010, inclusive of discrete items, were 37.5% and 44.5%, respectively. The decrease in the 2011 income tax provision was primarily due to the reduction in income taxes attributable to discrete items and a change in the allocation of earnings among various jurisdictions.
As of March 31, 2011 and December 31, 2010, the amount of unrecognized income tax benefits for each period was $6.5 million (of which $4.2 million, if recognized, would favorably affect our effective income tax rate).
We recognized interest expense related to unrecognized income tax benefits in the income tax provision. As of March 31, 2011 and December 31, 2010, we had approximately $2.4 million and $2.3 million, respectively, of accrued interest related to unrecognized income tax benefits included as a liability on the Condensed Consolidated Balance Sheets, of which approximately a net of $0.1 million was recorded during each of the three months ended March 31, 2011 and 2010.
It is possible that approximately $1.1 million of unrecognized income tax benefits at March 31, 2011, primarily relating to uncertain tax positions attributable to compensation related accruals, will become recognized income tax benefits in the next twelve months due to the expiration of applicable statutes of limitations.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 10 Income Taxes — (continued)
We file income tax returns with the Internal Revenue Service and various state, local and foreign jurisdictions. The Company is currently under examination by various states for the years 2004 through 2009. We are still subject to audit of our federal income tax returns by the Internal Revenue Service for the years 2007 through 2009.
NOTE 11 Common Stock
As of March 31, 2011 and December 31, 2010, 66,834,314 and 66,660,551 shares of our common stock were outstanding, respectively.
For the three months ended March 31, 2011 and 2010, 195,875 and 124,341 shares of common stock, respectively, were issued upon the exercise of stock options, upon the satisfaction of required conditions under certain of our share-based compensation plans and upon the grants of shares of common stock.
NOTE 12 Retirement Plans
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
Components of Net Periodic Pension Benefit Cost
The components of net periodic pension benefit cost of the UK Plan for the three months ended March 31, 2011 and 2010 were as follows (in thousands):

	For the three months ended
	March 31,
	2011	2010

Service cost	$—	$883
Interest cost	3,329	3,480
Expected return on plan assets	(3,370)	(2,984)
Amortization of unrecognized loss	389	1,234

Net periodic pension benefit cost	$348	$2,613

Employer Contributions
For the three months ended March 31, 2011, our United Kingdom subsidiary contributed $1.5 million to its defined benefit pension plan. It anticipates contributing an additional $4.1 million during the remainder of 2011.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 13 Commitments and Contingencies
Legal Matters
In our Form 10-K for the year ended December 31, 2010, we continued to report a claim made in an arbitration proceeding on March 14, 2003 by John Mowlem Construction plc (“Mowlem”) against our United Kingdom subsidiary, EMCOR Group (UK) plc (“EMCOR UK”), in connection with a subcontract EMCOR UK entered into with Mowlem with respect to a project for the United Kingdom Ministry of Defence. In the arbitration proceeding, Mowlem sought damages from EMCOR UK of approximately 38.5 million British pounds sterling (approximately $61.8 million) arising out of the electrical and mechanical engineering services EMCOR UK provided for the project. In that proceeding, EMCOR UK asserted a counterclaim for approximately 11.6 million British pounds sterling (approximately $18.6 million) for certain design, labor, and delay and disruption costs incurred by EMCOR UK in connection with the subcontract with Mowlem. On March 31, 2011, EMCOR UK, Mowlem, and Mowlem’s successors in interest settled all claims arising out of this matter, discontinued all related proceedings, and executed mutual releases.
NOTE 14 Segment Information
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

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 14 Segment Information — (continued)
The following tables present information about industry segments and geographic areas for the three months ended March 31, 2011 and 2010 (in thousands):

	For the three months ended
	March 31,
	2011	2010
Revenues from unrelated entities:
United States electrical construction and facilities services	$268,532	$260,320
United States mechanical construction and facilities services	422,313	412,708
United States facilities services	449,521	346,840

Total United States operations	1,140,366	1,019,868
Canada construction	46,988	78,259
United Kingdom construction and facilities services	124,877	114,085
Other international construction and facilities services	—	—

Total worldwide operations	$1,312,231	$1,212,212

Total revenues:
United States electrical construction and facilities services	$269,722	$261,918
United States mechanical construction and facilities services	424,851	414,491
United States facilities services	453,192	351,250
Less intersegment revenues	(7,399)	(7,791)

Total United States operations	1,140,366	1,019,868
Canada construction	46,988	78,259
United Kingdom construction and facilities services	124,877	114,085
Other international construction and facilities services	—	—

Total worldwide operations	$1,312,231	$1,212,212

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 14 Segment Information — (continued)

	For the three months ended
	March 31,
	2011	2010
Operating income (loss):
United States electrical construction and facilities services	$14,421	$9,220
United States mechanical construction and facilities services	23,296	24,818
United States facilities services	15,311	14,085

Total United States operations	53,028	48,123
Canada construction	501	3,321
United Kingdom construction and facilities services	2,620	3,235
Other international construction and facilities services	—	(1)
Corporate administration	(12,850)	(12,359)
Restructuring expenses	(961)	—

Total worldwide operations	42,338	42,319

Other corporate items:
Interest expense	(2,746)	(3,123)
Interest income	562	732

Income before income taxes	$40,154	$39,928

	March 31,	December 31,
	2011	2010
Total assets:
United States electrical construction and facilities services	$290,655	$295,091
United States mechanical construction and facilities services	640,291	577,299
United States facilities services	880,826	866,044

Total United States operations	1,811,772	1,738,434
Canada construction	97,789	103,000
United Kingdom construction and facilities services	218,287	201,620
Other international construction and facilities services	—	—
Corporate administration	622,165	712,488

Total worldwide operations	$2,750,013	$2,755,542

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
We are one of the largest electrical and mechanical construction and facilities services firms in the United States, Canada, the United Kingdom and in the world. We provide services to a broad range of commercial, industrial, utility and institutional customers through over 70 operating subsidiaries and joint venture entities. Our offices are located in the United States, Canada and the United Kingdom. In the Middle East, we previously carried on business through a venture, which we sold in June 2010.
Overview
The following table presents selected financial data for the three months ended March 31, 2011 and 2010 (in thousands, except percentages and per share data):

	For the three months ended
	March 31,
	2011	2010
Revenues	$1,312,231	$1,212,212
Revenues increase (decrease) from prior year	8.3%	(13.1)%
Operating income	$42,338	$42,319
Operating income as a percentage of revenues	3.2%	3.5%
Net income attributable to EMCOR Group, Inc.	$24,594	$21,817
Diluted earnings per common share	$0.36	$0.32
The results of our operations for the first quarter of 2011 reflect continued ability of our segments to perform profitably in an uncertain and difficult economic environment. Although overall revenues showed an increase, operating income remained consistent with 2010 levels, and operating margins (operating income as a percentage of revenues) decreased indicating the margin pressure our segments are experiencing in the marketplace. The increase in revenues for the 2011 first quarter, when compared to the prior year’s first quarter, was primarily attributable to: (a) higher organic revenues from our United States facilities services segment, particularly within our mobile mechanical services and industrial services operations, (b) revenues of $65.1 million attributable to companies acquired in 2011 and 2010, which are reported within our United States mechanical construction and facilities services and our United States facilities services segments, (c) higher revenues from our United Kingdom operations and (d) higher revenues from our United States electrical construction and facilities services segment. This increase in revenues was partially offset by a decrease in revenues from our Canadian operations. The decrease in operating margin was primarily a result of: (a) lower margins within our United States facilities services segment, primarily as a result of the recognition of a pretax gain of $4.5 million in the first quarter of 2010 from the sale of our interest in a venture, which gain is classified as a component of “Cost of sales” on the Condensed Consolidated Statements of Operations, and lower margins at our organic mobile mechanical operations, (b) lower margins at our international operations and (c) lower margins at our organic United States mechanical construction and facilities services segment. During the first three months of 2011, cash was used in operating activities, primarily due to changes in our working capital, including a reduction in accounts payable, a net decrease in the contract in progress accounts and a reduction in the accruals for payroll and benefits resulting from the payment of incentive compensation awards.
We completed one acquisition during the first quarter of 2011 for an immaterial amount. The results of the acquired company, which primarily provides mechanical construction services, have been included in our United States mechanical construction and facilities services segment; the acquired company expands our service capabilities into new geographical and technical areas. The acquisition is not material to our results of operations for the periods presented.

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
Results of Operations
Revenues
The following table presents our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended March 31,
		% of		% of
	2011	Total	2010	Total
Revenues:
United States electrical construction and facilities services	$268,532	20%	$260,320	21%
United States mechanical construction and facilities services	422,313	32%	412,708	34%
United States facilities services	449,521	34%	346,840	29%

Total United States operations	1,140,366	87%	1,019,868	84%
Canada construction	46,988	4%	78,259	6%
United Kingdom construction and facilities services	124,877	10%	114,085	9%
Other international construction and facilities services	—	—	—	—

Total worldwide operations	$1,312,231	100%	$1,212,212	100%

As described below in more detail, our revenues for the three months ended March 31, 2011 increased to $1.31 billion compared to $1.21 billion of revenues for the three months ended March 31, 2010. This increase in revenues, excluding the effect of acquisitions, was primarily attributable to: (a) higher organic revenues from our United States facilities services segment, particularly within our mobile mechanical services and industrial services operations, (b) higher revenues from our United Kingdom operations and (c) higher revenues from our United States electrical construction and facilities services segment. The overall increase in revenues was also attributable to revenues of $65.1 million attributable to companies acquired in 2011 and 2010, which are reported within our United States mechanical construction and facilities services and our United States facilities services segments. The overall increase in revenues was partially offset by a decline in revenues from our Canada construction and organic United States mechanical construction and facilities services segments.

Our backlog at March 31, 2011 was $3.57 billion compared to $3.29 billion of backlog at March 31, 2010. Our backlog was $3.42 billion at December 31, 2010. Backlog increases with awards of new contracts and decreases as we perform work on existing contracts. The increase in backlog at March 31, 2011, compared to such backlog at March 31, 2010, was primarily attributable to the acquisition of two companies, one in 2011 and the other in 2010, which are included in our United States mechanical construction and facilities services and United States facilities services segments. Organically, overall backlog decreased slightly year over year, primarily within our domestic construction and Canada construction segments, partially offset by an increase in the backlog of our United States facilities services and United Kingdom construction and facilities services segments. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of facilities services contracts. However, if the remaining term of a facilities services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only the next 12 months of revenues.
Revenues of our United States electrical construction and facilities services segment were $268.5 million for the three months ended March 31, 2011, compared to revenues of $260.3 million for the three months ended March 31, 2010. The increase in revenues was primarily attributable to higher levels of work on commercial, water and wastewater, and healthcare construction projects. Notwithstanding the slight increase in revenues, we continue to show discipline in the current economic environment, in which customers continue to curtail and/or defer capital spending in most of our markets, and our decision to only accept work that we believe can be performed at a reasonable margin. This increase was partially offset by a decrease in revenues from hospitality construction projects, principally in the Las Vegas market, and transportation construction projects.
Revenues of our United States mechanical construction and facilities services segment for the three months ended March 31, 2011 were $422.3 million, a $9.6 million increase compared to revenues of $412.7 million for the three months ended March 31, 2010. The increase in revenues for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, was primarily attributable to revenues of approximately $30.0 million from a company acquired in 2011, which primarily provides mechanical construction services, and an increase in revenues from healthcare and water and wastewater construction projects. This increase was partially offset by a decrease in revenues from commercial construction projects. The organic decline in revenues is a result of the continued reluctance of our customers to commit to capital expenditures and a very competitive marketplace where there are numerous bidders for any given project.
Our United States facilities services segment revenues for the three months ended March 31, 2011 increased by $102.7 million compared to the three months ended March 31, 2010. The increase in revenues was primarily attributable to: (a) revenues of approximately $35.1 million from companies acquired in 2010, which perform government infrastructure contracting services and mobile mechanical services, (b) revenues from the organic operations of our mobile mechanical service and (c) revenues from our industrial services operations, which has seen a resurgence in demand for its turnaround work and specialty call-out services at refinery and petrochemical facilities.
Our Canada construction segment revenues were $47.0 million for the three months ended March 31, 2011 compared to revenues of $78.3 million for the three months ended March 31, 2010. The decrease in revenues of $31.3 million for the three months ended March 31, 2011 was primarily attributable to a decline in revenues from industrial, including automotive, construction projects, as 2010 benefited from a significant project, which did not replicate itself in 2011, and healthcare construction projects. These decreases were partially offset by an increase of $2.5 million relating to the effect of favorable exchange rates for the Canadian dollar versus the United States dollar.
Our United Kingdom construction and facilities services segment revenues for the three months ended March 31, 2011 increased by $10.8 million compared to revenues for the three months ended March 31, 2010. The increase in revenues was attributable to its facilities services operations, principally in the commercial market, and an increase of $3.9 million relating to the effect of favorable exchange rates for the British pound versus the United States dollar, partially offset by a decrease in revenues from construction projects.
Other international construction and facilities services activities consisted of a venture in the Middle East. The results of the venture were accounted for under the equity method. In June 2010, we sold our equity interest in a Middle East venture to our partner in the venture.

Cost of sales and Gross profit
The following table presents our cost of sales, gross profit (revenues less cost of sales) and gross profit margin (gross profit as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended
	March 31,
	2011	2010
Cost of sales	$1,149,261	$1,047,096
Gross profit	$162,970	$165,116
Gross profit, as a percentage of revenues	12.4%	13.6%
Our gross profit decreased by $2.1 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The decrease in gross profit was primarily attributable to lower margins across the majority of our business segments and lower volume at our Canada construction and organic United States mechanical construction and facilities services segments. In addition, gross profit for the three months ended March 31, 2010 was favorably impacted by: (a) an increase in gross profit contributed by our energy services operations within our United States facilities services segment, primarily as a result of the recognition of a pretax gain of $4.5 million from the sale of our interest in a venture, which gain is classified as a component of “Cost of sales” on the Condensed Consolidated Statements of Operations and (b) the favorable resolution of an uncertainty on a construction project at or nearing completion in the United Kingdom construction and facilities services segment. The overall decrease in gross profit for the three months ended March 31, 2011 was partially offset by: (a) companies acquired in 2011 and 2010 within our United States mechanical construction and facilities services and our United States facilities services segments, which contributed $5.5 million to gross profit, net of amortization expense of $1.2 million, (b) the favorable resolution of uncertainties on a completed institutional construction project in the United States electrical construction and facilities services segment and (c) the effect of favorable exchange rates for the British pound and the Canadian dollar versus the United States dollar.
Our gross profit margin was 12.4% and 13.6% for the three months ended March 31, 2011 and 2010, respectively. The decrease in gross profit margin for the three months ended March 31, 2011 was primarily the result of (a) lower gross profit margins at our United States facilities services segment, particularly in our energy services operations which benefited in the first quarter of 2010 from the recognition of a pretax gain of $4.5 million from the sale of our interest in a venture, as discussed above, and lower gross profit margins at our mobile mechanical operations, (b) lower gross profit margins at our United Kingdom construction and facilities services and our United States mechanical construction and facilities services segments, which both benefited in the first quarter of 2010 from the favorable resolution on project uncertainties, and (c) lower margins on new work performed. The decrease in gross profit margin for the three months ended March 31, 2011 was partially offset by higher gross profit margins at our United States electrical construction and facilities services segment, primarily as a result of the favorable resolution of uncertainties on a completed institutional construction project.
Selling, general and administrative expenses
The following table presents our selling, general and administrative expenses and selling, general and administrative expenses as a percentage of revenues (in thousands, except for percentages):

	For the three months ended
	March 31,
	2011	2010
Selling, general and administrative expenses	$119,671	$122,797
Selling, general and administrative expenses, as a percentage of revenues	9.1%	10.1%
Our selling, general and administrative expenses for the three months ended March 31, 2011 decreased by $3.1 million to $119.7 million compared to $122.8 million for the three months ended March 31, 2010. Selling, general and administrative expenses as a percentage of revenues were 9.1% and 10.1% for the three months ended March 31, 2011. This decrease in selling, general and administrative expenses was primarily due to: (a) reduced employee costs, such as salaries, incentive compensation and employee benefits. The decreases were partially offset by the effect of exchange rates for the Canadian dollar and the British pound versus the United States dollar. In addition, the decreases in selling, general and administrative expenses for the three months ended March 31, 2011 were partially offset by $4.9 million of expenses directly related to companies acquired in 2011 and 2010, including amortization expense of $0.8 million, and (b) an increase in professional and legal fees. Selling, general and administrative expenses as a percentage of revenues decreased for the three months ended March 31, 2011 compared to the same period in 2010, primarily due to higher revenues and lower selling, general and administrative expenses.

Restructuring expenses
Restructuring expenses were $1.0 million and zero, respectively, for the three months ended March 31, 2011 and 2010, respectively, which primarily related to employee severance obligations reported in our corporate headquarters. As of March 31, 2011, the balance of our severance obligations yet to be paid was $0.6 million, which is expected to be paid in 2011.
Operating income
The following table presents our operating income (loss) and operating income (loss) as a percentage of segment revenues from unrelated entities (in thousands, except for percentages):

	For the three months ended March 31,
		% of		% of
		Segment		Segment
	2011	Revenues	2010	Revenues
Operating income (loss):
United States electrical construction and facilities services	$14,421	5.4%	$9,220	3.5%
United States mechanical construction and facilities services	23,296	5.5%	24,818	6.0%
United States facilities services	15,311	3.4%	14,085	4.1%

Total United States operations	53,028	4.7%	48,123	4.7%
Canada construction	501	1.1%	3,321	4.2%
United Kingdom construction and facilities services	2,620	2.1%	3,235	2.8%
Other international construction and facilities services	—	—	(1)	—
Corporate administration	(12,850)	—	(12,359)	—
Restructuring expenses	(961)	—	—	—

Total worldwide operations	42,338	3.2%	42,319	3.5%

Other corporate items:
Interest expense	(2,746)		(3,123)
Interest income	562		732

Income before income taxes	$40,154		$39,928

As described below in more detail, operating income was $42.3 million for both the three months ended March 31, 2011 and 2010. Operating margin was 3.2% for the three months ended March 31, 2011 compared to 3.5% for the three months ended March 31, 2010.
Our United States electrical construction and facilities services segment operating income for the three months ended March 31, 2011 was $14.4 million compared to operating income of $9.2 million for the three months ended March 31, 2010. The increase in operating income was primarily the result of the favorable resolution of an uncertainty associated with a completed institutional construction project. In addition, operating income for the three months ended March 31, 2011 benefited from lower selling, general and administrative expenses and higher gross profit from healthcare and water and wastewater construction projects. These increases were partially offset by a decrease in gross profit attributable to industrial construction projects. Selling, general and administrative expenses decreased for the three months ended March 31, 2011, compared to the same period in 2010, principally due to reduced employee costs, such as salaries, incentive compensation and employee benefits, partially attributable to reduced staff levels. The increase in operating margin for the three months ended March 31, 2011 was primarily the result of an increase in gross profit margin and a decrease in the ratio of selling, general and administrative expenses to revenues.

Our United States mechanical construction and facilities services segment operating income for the three months ended March 31, 2011 was $23.3 million, a $1.5 million decrease compared to operating income of $24.8 million for the three months ended March 31, 2010. The decrease in operating income was primarily due to lower gross profit from industrial and commercial construction projects, as a result of the current economic slowdown and our selectivity in bidding on contracts. This decrease was partially offset by: (a) an increase in gross profit from healthcare and hospitality construction projects and (b) operating income of $0.4 million, net of amortization expense of $0.6 million, from a company acquired in 2011, which primarily provides mechanical construction services. Organic selling, general and administrative expenses decreased period over period, primarily due to reduced employee costs, such as salaries, incentive compensation and employee benefits. The decrease in operating margin for the three months ended March 31, 2011 was primarily the result of a reduction in gross profit margin.
Our United States facilities services segment operating income for the three months ended March 31, 2011 increased by $1.2 million compared to operating income for the three months ended March 31, 2010. The increase in operating income was primarily due to our industrial services operations, which has seen a resurgence in demand for its turnaround work and specialty call-out services at refinery and petrochemical facilities. In addition, companies we acquired in 2010, which perform mobile mechanical services and government infrastructure contracting services, contributed $0.2 million to operating income, net of amortization expense of $1.4 million. These increases were partially offset by a decrease in operating income from our energy services operations, which benefited in the first quarter of 2010 from the recognition of a pretax gain of $4.5 million from the sale of our interest in a venture, which is classified as a component of “Cost of sales” on the Condensed Consolidated Statements of Operations. Organic selling, general and administrative expenses for the three months ended March 31, 2011 decreased period over period, primarily due to reduced employee costs, such as incentive compensation and employee benefits. The decrease in operating margin for the three months ended March 31, 2011 was primarily the result of a reduction in gross profit margin.
Our Canada construction segment operating income was $0.5 million for the three months ended March 31, 2011 compared to operating income of $3.3 million for the three months ended March 31, 2010. This decrease in operating income was primarily attributable to a decrease in gross profit from industrial, including automotive, construction projects. The decrease in operating margin for the three months ended March 31, 2011 was primarily the result of an increase in the ratio of selling, general and administrative expense to revenues due to a decrease in revenues.
Our United Kingdom construction and facilities services segment operating income for the three months ended March 31, 2011 decreased by $0.6 million compared to operating income for the three months ended March 31, 2010. The decrease in operating income for the three months ended March 31, 2011, compared to the same period in 2010, was primarily attributable to a favorable resolution of uncertainties on a construction project at completion in the first quarter of 2010, and lower gross profit from its facilities services operations, partially offset by a decrease in the net periodic pension costs and selling, general and administrative expenses. The decrease in operating margin for the three months ended March 31, 2011 was primarily the result of a reduction in gross profit margin.
In June 2010, we sold our equity interest in a Middle East venture to our partner in the venture. The Other international construction and facilities services segment was breakeven for the three months ended March 31, 2010.
Our corporate administration expenses for the three months ended March 31, 2011 were $12.9 million compared to $12.4 million for the three months ended March 31, 2010. The increase in expenses was primarily due to an increase in professional fees.
Interest expense for the three months ended March 31, 2011 and 2010 was $2.7 million and $3.1 million, respectively. The reduction in interest expense was primarily due to the recognition of an expense in the first quarter of 2010 attributable to the acceleration of debt issuance costs associated with the early termination of the term loan and revolving credit facility. Interest income for the three months ended March 31, 2011 was $0.6 million compared to $0.7 million for the three months ended March 31, 2010. The decrease in interest income was primarily related to lower interest rates on our invested cash balances.
For the three months ended March 31, 2011 and 2010, our income tax provision was $14.8 million and $17.5 million, respectively, based on effective income tax rates, before discrete items, of 37.4% and 38.2%, respectively. The actual income tax rates for the three months ended March 31, 2011 and 2010, inclusive of discrete items, were 37.5% and 44.5%, respectively. The decrease in the 2011 income tax provision was primarily due to the reduction in income taxes attributable to discrete items and a change in the allocation of earnings among various jurisdictions.

Liquidity and Capital Resources
The following table presents our net cash provided by (used in) operating activities, investing activities and financing activities (in thousands):

	For the three months ended
	March 31,
	2011	2010
Net cash used in operating activities	$(36,371)	$(73,066)
Net cash (used in) provided by investing activities	$(46,772)	$3,487
Net cash provided by (used in) financing activities	$1,681	$(50,635)
Effect of exchange rate changes on cash and cash equivalents	$2,610	$(6,200)
Our consolidated cash balance decreased by approximately $78.9 million from $710.8 million at December 31, 2010 to $632.0 million at March 31, 2011. Net cash used in operating activities for the three months ended March 31, 2011 of $36.4 million, compared to $73.1 million of net cash used in operating activities for the three months ended March 31, 2010. The decrease in net cash used in operating activities was primarily due to changes in our working capital, including a net decrease in the contract in progress accounts, offset by a reduction in the payment of incentive compensation compared to the prior period. Net cash used in investing activities of $46.8 million for the three months ended March 31, 2011, compared to net cash provided by investing activities of $3.5 million for the three months ended March 31, 2010, was primarily due to a $32.1 million increase in payments for acquisitions of businesses and a $17.6 million decrease in proceeds from the sale of equity investments. Net cash provided by financing activities for the three months ended March 31, 2011 of $1.7 million, compared to $50.6 million of net cash used in financing activities for the three months ended March 31, 2010, was primarily attributable to repayment of our term loan and debt issuance costs, partially offset by borrowings under our new credit facility in the first quarter of 2010.
The following is a summary of material contractual obligations and other commercial commitments (in millions):

		Payments Due by Period
		Less
Contractual		than	1-3	4-5	After
Obligations	Total	1 year	years	years	5 years

Revolving Credit Facility (including interest at 3.00%) (1)	$158.5	$4.6	$153.9	$—	$—
Capital lease obligations	1.9	0.6	0.9	0.4	—
Operating leases	201.2	53.6	73.2	44.0	30.4
Open purchase obligations (2)	891.2	691.7	178.8	16.9	3.8
Other long-term obligations (3)	228.8	43.5	177.8	7.5	—
Liabilities related to uncertain income tax positions	9.0	1.4	0.3	6.1	1.2

Total Contractual Obligations	$1,490.6	$795.4	$584.9	$74.9	$35.4

		Amount of Commitment Expiration by Period
		Less
Other Commercial	Total	than	1-3	4-5	After
Commitments	Committed	1 year	years	years	5 years

Letters of credit	$89.3	$89.3	$—	$—	$—

(1)
We classify these borrowings as long-term on our Condensed Consolidated Balance Sheets because of our intent to repay the amounts on a long-term basis. These amounts are outstanding at our discretion and are not payable until the 2010 Revolving Credit Facility expires in February 2013. As of March 31, 2011, there were borrowings of $150.0 million outstanding under the 2010 Revolving Credit Facility.

(2)
Represents open purchase orders for material and subcontracting costs related to construction and service contracts. These purchase orders are not reflected in EMCOR’s Condensed Consolidated Balance Sheets and should not impact future cash flows, as amounts are expected to be recovered through customer billings.

(3)
Represents primarily insurance related liabilities and liabilities for deferred income taxes, incentive compensation and earn-out arrangements, classified as other long-term liabilities in the Condensed Consolidated Balance Sheets. Cash payments for insurance related liabilities may be payable beyond three years, but it is not practical to estimate these payments. We provide funding to our defined benefit pension plans based on at least the minimum funding required by applicable regulations. In determining the minimum required funding, we utilize current actuarial assumptions and exchange rates to forecast estimates of amounts that may be payable for up to five years in the future. In our judgment, minimum funding estimates beyond a five year time horizon cannot be reliably estimated, and therefore, have not been included in the table.

Until February 4, 2010, we had a revolving credit facility (the “Old Revolving Credit Facility”) as amended, which provided for a credit facility of $375.0 million. Effective February 4, 2010, we replaced the Old Revolving Credit Facility that was due to expire October 17, 2010 with an amended and restated $550.0 million revolving credit facility (the “2010 Revolving Credit Facility”). The 2010 Revolving Credit Facility expires in February 2013. It permits us to increase our borrowing to $650.0 million if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $175.0 million of the borrowing capacity under the 2010 Revolving Credit Facility to letters of credit, which amount compares to $125.0 million under the Old Revolving Credit Facility. The 2010 Revolving Credit Facility is guaranteed by certain of our direct and indirect subsidiaries and is secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2010 Revolving Credit Facility contains various covenants requiring, among other things, maintenance of certain financial ratios and certain restrictions with respect to payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee of 0.5% is payable on the average daily unused amount of the 2010 Revolving Credit Facility. Borrowings under the 2010 Revolving Credit Facility bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at March 31, 2011) plus 1.75% to 2.25%, based on certain financial tests or (2) United States dollar LIBOR (0.25% at March 31, 2011) plus 2.75% to 3.25%, based on certain financial tests. The interest rate in effect at March 31, 2011 was 3.00%. Letter of credit fees issued under this facility range from 2.75% to 3.25% of the respective face amounts of the letters of credit issued and are charged based on certain financial tests. In connection with the termination of the Old Revolving Credit Facility, less than $0.1 million was attributable to the acceleration of amortization of debt issuance costs and was recorded as part of interest expense. As of March 31, 2011 and December 31, 2010, we had approximately $89.3 million and $82.4 million of letters of credit outstanding, respectively. We have borrowings of $150.0 million outstanding under the 2010 Revolving Credit Facility at March 31, 2011, which may remain outstanding at our discretion until the 2010 Revolving Credit Facility expires.
On September 19, 2007, we entered into an agreement providing for a $300.0 million term loan (“Term Loan”). The proceeds of the Term Loan were used to pay a portion of the consideration for an acquisition and costs and expenses incident thereto. In connection with the closing of the 2010 Revolving Credit Facility, we proceeded to borrow $150.0 million under this facility and used the proceeds along with cash on hand to prepay on February 4, 2010 all indebtedness outstanding under the Term Loan. In connection with this prepayment, $0.6 million was attributable to the acceleration of amortization of debt issuance costs associated with the Term Loan and was recorded as part of interest expense.
The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of March 31, 2011, based on our percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.4 billion. The Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.
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
Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain our 2010 Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient or to enable us to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. However, negative macroeconomic trends may have an adverse effect on liquidity. In addition to managing borrowings, our focus on the facilities services market is intended to provide an additional buffer against economic downturns inasmuch as a part of our facilities services business is characterized by annual and multi-year contracts that provide a more predictable stream of cash flow than the construction business. Short-term liquidity is also impacted by the type and length of construction contracts in place. During past economic downturns, there were typically fewer small discretionary projects from the private sector, and companies like us aggressively bid larger long-term infrastructure and public sector contracts. Performance of long duration contracts typically requires greater amounts of working capital. While we strive to maintain a net over-billed position with our customers, there can be no assurance that a net over-billed position can be maintained. Our net over-billings, defined as the balance sheet accounts “Billings in excess of costs and estimated earnings on uncompleted contracts” less “Costs and estimated earnings in excess of billings on uncompleted contracts”, were $346.5 million and $368.4 million as of March 31, 2011 and December 31, 2010, respectively.
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
We believe that our current cash balances and our borrowing capacity available under the 2010 Revolving Credit Facility or other forms of financing available to us through borrowings, combined with cash expected to be generated from operations, will be sufficient to provide our short-term and foreseeable long-term liquidity and meet our expected capital expenditure requirements. However, we are a party to lawsuits and other proceedings in which other parties seek to recover from us amounts ranging from a few thousand dollars to over $40.0 million. If we were required to pay damages in one or more such proceedings, such payments could have a material adverse effect on our financial position, results of operations and/or cash flows.
Certain Insurance Matters
As of March 31, 2011 and December 31, 2010, we utilized approximately $89.0 million and $82.2 million, respectively, of letters of credit obtained under our 2010 Revolving Credit Facility as collateral for our insurance obligations.
New Accounting Pronouncements
We review new accounting standards to determine the expected financial impact, if any, that the adoption of such standards will have. As of the filing of this Quarterly Report on Form 10-Q, there were no new accounting standards that were projected to have a material impact on our consolidated financial position, results of operations or liquidity. Refer to Part I, Item 1, “Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 2, New Accounting Pronouncements”, for further information regarding new accounting standards.

Application of Critical Accounting Policies
Our condensed consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are described in Note 2 — Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of the annual report on Form 10-K for the year ended December 31, 2010. We adopted three new accounting pronouncements during the three months ended March 31, 2011 (see Note 2, “New Accounting Pronouncements”, for further information). We believe that some of the more critical judgment areas in the application of accounting policies that affect our financial condition and results of operations are the impact of changes in the estimates and judgments pertaining to: (a) revenue recognition from (i) long-term construction contracts for which the percentage-of-completion method of accounting is used and (ii) services contracts; (b) collectibility or valuation of accounts receivable; (c) insurance liabilities; (d) income taxes; and (e) goodwill and identifiable intangible assets.
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

Accounts Receivable
We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of the past due balances. The recovery of doubtful accounts during the three months ended March 31, 2011 decreased by $0.4 million compared to the three months ended March 31, 2010. This decrease was due to a reduction in the recovery of amounts previously determined to be uncollectible. At March 31, 2011 and December 31, 2010, our accounts receivable of $1,103.2 million and $1,090.9 million, respectively, included allowances for doubtful accounts of $17.2 million and $17.3 million, respectively. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to deterioration of its financial condition or its credit ratings. The allowance for doubtful accounts requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis as additional information is received.
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability and property claims, have self-insured retentions for certain other casualty claims and are self-insured for employee-related healthcare claims. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate for the majority of these obligations. We believe the liabilities recognized on our balance sheets for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences and effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and will be recorded in the period that the experience becomes known.
Income Taxes
We had net deferred income tax liabilities at March 31, 2011 of $9.9 million and net deferred income tax assets at December 31, 2010 of $5.2 million, primarily resulting from differences between the carrying value and income tax basis of certain depreciable fixed assets and identifiable intangible assets, which will impact our taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred income tax asset will not be realized. As of March 31, 2011 and December 31, 2010, the total valuation allowance on gross deferred income tax assets was approximately $3.7 million and $0.8 million, respectively.
Goodwill and Identifiable Intangible Assets
As of March 31, 2011, we had $426.7 million and $259.4 million, respectively, of goodwill and net identifiable intangible assets (primarily consisting of our contract backlog, developed technology, customer relationships, non-competition agreements and trade names), primarily arising out of the acquisition of companies. As of December 31, 2010, goodwill and net identifiable intangible assets were $406.8 million and $245.1 million, respectively. The changes to goodwill and net identifiable intangible assets (net of accumulated amortization) since December 31, 2010 were related to: (a) the acquisition of a company during the first quarter of 2011 and (b) the finalization of the purchase price accounting for an acquisition of a company during the fourth quarter of 2010. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies, as well as macroeconomic conditions. ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”) requires goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, but instead must be tested at least annually for impairment (which we test each October 1, absent any impairment indicators), and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives.
We test for impairment of goodwill at the reporting unit level utilizing the two-step process as prescribed by ASC 350. The first step of this test compares the fair value of the reporting unit, determined based upon discounted estimated future cash flows, to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no further work is required and no impairment loss is recognized. If the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired and step two of the goodwill impairment test would need to be performed to measure the amount of an impairment loss, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss in the amount of the excess is recognized and charged to operations. For the year ended December 31, 2010, we recognized a $210.6 million non-cash goodwill impairment charge. No impairment of our goodwill was recognized for either of the three month periods ended March 31, 2011 and 2010.

We also test for the impairment of trade names that are not subject to amortization by calculating the fair value using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. As a result of the continued assessment of the fair value of trade names previously impaired in 2009 and the interim impairment testing performed during the second and third quarters of 2010, we recorded an additional $35.5 million non-cash impairment charge of trade names associated with certain prior acquisitions during 2010. These trade names are reported within our United States facilities services segment. No additional impairment of our trade names was recognized for either of the three month periods ended March 31, 2011 and 2010.
In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their future discounted cash flows. For either of the three month periods ended March 31, 2011 and 2010, or for the year ended December 31, 2010, no impairment of our other identifiable intangible assets was recognized.
As of March 31, 2011, we had $426.7 million of goodwill on our balance sheet and, of this amount, approximately 53.8% relates to our United States facilities services segment, approximately 45.3% relates to our United States mechanical construction and facilities services segment and approximately 0.9% relates to our United States electrical construction and facilities services segment. As of the date of our latest impairment test, October 1, 2010, the fair values of our United States facilities services, United States mechanical construction and facilities services and United States electrical construction and facilities services segments exceeded their respective carrying values by approximately $50.6 million, $301.6 million and $337.8 million, respectively. The weighted average cost of capital used in testing goodwill for impairment was 13.2% and 12.2% for our domestic construction and facilities services segments and our United States facilities services segment, respectively. The perpetual growth rate used was 3.0% for our domestic construction segments and 2.8% for our United States facilities services segment, respectively.
Our development of the present value of future cash flow projections used in impairment testing is based upon assumptions and estimates by management derived from a review of our operating results, business plans, anticipated growth rates and margins and weighted average cost of capital, among others. Much of the information used in assessing fair value is outside the control of management, such as interest rates, and these assumptions and estimates can change in future periods. There can be no assurances that our estimates and assumptions made for purposes of our goodwill and identifiable intangible asset impairment testing as of October 1, 2010 will prove to be accurate predictions of the future. If our assumptions regarding business plans or anticipated growth rates and/or margins are not achieved, or there is a rise in interest rates, we may be required to record further goodwill and/or identifiable intangible asset impairment charges in future periods.
Although we have not yet conducted our October 1, 2011 goodwill and other impairment tests, there have been no impairments recognized through the first three months of 2011. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such a charge would be material.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have not used any derivative financial instruments during the three months ended March 31, 2011, including trading or speculating on changes in commodity prices of materials used in our business.
We are exposed to market risk for changes in interest rates for borrowings under the 2010 Revolving Credit Facility and were exposed to market risk as it related to the interest rate swap. Borrowings under the 2010 Revolving Credit Facility bear interest at variable rates. As of March 31, 2011, there were borrowings of $150.0 million outstanding under the 2010 Revolving Credit Facility. This instrument bears interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at March 31, 2011) plus 1.75% to 2.25% based on certain financial tests or (2) United States dollar LIBOR (0.25% at March 31, 2011) plus 2.75% to 3.25% based on certain financial tests. The interest rate in effect at March 31, 2011 was 3.00%. Based on the $150.0 million borrowings outstanding on the 2010 Revolving Credit Facility, if overall interest rates were to increase by 25 basis points, interest expense, net of income taxes, would increase by approximately $0.2 million in the next twelve months. Conversely, if overall interest rates were to decrease by 25 basis points, interest expense, net of income taxes, would decrease by approximately $0.2 million in the next twelve months. Letter of credit fees issued under this facility range from 2.75% to 3.25% of the respective face amounts of the letters of credit issued and are charged based on certain financial tests. The 2010 Revolving Credit Facility expires in February 2013. There is no guarantee that we will be able to renew the 2010 Revolving Credit Facility at its expiration.
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
Based on an evaluation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Securities Exchange Act of 1934), our President and Chief Executive Officer, Anthony J. Guzzi, and our Executive Vice President and Chief Financial Officer, Mark A. Pompa, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchanges Act of 1934) are effective as of the end of the period covered by this report.
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. — OTHER INFORMATION.

ITEM 1.	LEGAL PROCEEDINGS.
In our Form 10-K for the year ended December 31, 2010, we continued to report a claim made in an arbitration proceeding on March 14, 2003 by John Mowlem Construction plc (“Mowlem”) against our United Kingdom subsidiary, EMCOR Group (UK) plc (“EMCOR UK”), in connection with a subcontract EMCOR UK entered into with Mowlem with respect to a project for the United Kingdom Ministry of Defence. In the arbitration proceeding, Mowlem sought damages from EMCOR UK of approximately 38.5 million British pounds sterling (approximately $61.8 million) arising out of the electrical and mechanical engineering services EMCOR UK provided for the project. In that proceeding, EMCOR UK asserted a counterclaim for approximately 11.6 million British pounds sterling (approximately $18.6 million) for certain design, labor, and delay and disruption costs incurred by EMCOR UK in connection with the subcontract with Mowlem. On March 31, 2011, EMCOR UK, Mowlem, and Mowlem’s successors in interest settled all claims arising out of this matter, discontinued all related proceedings, and executed mutual releases.

ITEM 6.	EXHIBITS.
For the list of exhibits, see the Exhibit Index immediately following the signature page hereof, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2011	EMCOR GROUP, INC. (Registrant)
	By:	/s/ ANTHONY J. GUZZI
Anthony J. Guzzi
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ MARK A. POMPA
Mark A. Pompa
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated By Reference to or
No.	Description	Page Number

2(a-1)	Purchase Agreement dated as of February 11, 2002 by and among Comfort Systems USA, Inc. and EMCOR-CSI Holding Co.	Exhibit 2.1 to EMCOR Group, Inc.’s (“EMCOR”) Report on Form 8-K dated February 14, 2002

2(a-2)	Purchase and Sale Agreement dated as of August 20, 2007 between FR X Ohmstede Holdings LLC and EMCOR Group, Inc.	Exhibit 2.1 to EMCOR’s Report on Form 8-K (Date of Report August 20, 2007)

3(a-1)	Restated Certificate of Incorporation of EMCOR filed December 15, 1994	Exhibit 3(a-5) to EMCOR’s Registration Statement on Form 10 as originally filed March 17, 1995 (“Form 10”)

3(a-2)	Amendment dated November 28, 1995 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1995 (“1995 Form 10-K”)

3(a-3)	Amendment dated February 12, 1998 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-3) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1997 (“1997 Form 10-K”)

3(a-4)	Amendment dated January 27, 2006 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-4) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”)

3(a-5)	Amendment dated September 18, 2007 to the Restated Certificate of Incorporation of EMCOR	Exhibit A to EMCOR’s Proxy Statement dated August 17, 2007 for Special Meeting of Stockholders held September 18, 2007

3(b)	Amended and Restated By-Laws	Exhibit 3(b) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1998 (“1998 Form 10-K”)

4(a)
Second Amended and Restated Credit Agreement dated as of February 4, 2010 by and among EMCOR Group, Inc. and certain of its subsidiaries and Bank of Montreal, individually and as Agent and the Lenders which are or become parties thereto (the “Credit Agreement”)
Exhibit 4.1(a) to EMCOR’s Report on Form 8-K (Date of Report February 4, 2010) (“February 2010 Form 8-K”)

4(b)	Third Amended and Restated Security Agreement dated as of February 4, 2010 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4.1(b) to the February 2010 Form 8-K

4(c)	Third Amended and Restated Pledge Agreement dated as of February 4, 2010 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4.1(c) to the February 2010 Form 8-K

4(d)	Second Amended and Restated Guaranty Agreement dated as of February 4, 2010 by certain of EMCOR’s U.S. subsidiaries in favor of Bank of Montreal, as Agent	Exhibit 4.1(d) to the February 2010 Form 8-K

10(a)	Form of Severance Agreement (“Severance Agreement”) between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to the April 2005 Form 8-K

10(b)	Form of Amendment to Severance Agreement between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“March 2007 Form 10-Q”)

10(c)	Letter Agreement dated October 12, 2004 between Anthony Guzzi and EMCOR (the “Guzzi Letter Agreement”)	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report October 12, 2004)

EXHIBIT INDEX

Exhibit		Incorporated By Reference to or
No.	Description	Page Number

10(d)	Form of Confidentiality Agreement between Anthony Guzzi and EMCOR	Exhibit C to the Guzzi Letter Agreement

10(e)	Form of Indemnification Agreement between EMCOR and each of its officers and directors	Exhibit F to the Guzzi Letter Agreement

10(f-1)	Severance Agreement (“Guzzi Severance Agreement”) dated October 25, 2004 between Anthony Guzzi and EMCOR	Exhibit D to the Guzzi Letter Agreement

10(f-2)	Amendment to Guzzi Severance Agreement	Exhibit 10(g-2) to the March 2007 Form 10-Q

10(g-1)	1994 Management Stock Option Plan (“1994 Option Plan”)	Exhibit 10(o) to Form 10

10(g-2)	Amendment to Section 12 of the 1994 Option Plan	Exhibit (g-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2000 (“2000 Form 10-K”)

10(g-3)	Amendment to Section 13 of the 1994 Option Plan	Exhibit (g-3) to 2000 Form 10-K

10(h-1)	1995 Non-Employee Directors’ Non-Qualified Stock Option Plan (“1995 Option Plan”)	Exhibit 10(p) to Form 10

10(h-2)	Amendment to Section 10 of the 1995 Option Plan	Exhibit (h-2) to 2000 Form 10-K

10(i-1)	1997 Non-Employee Directors’ Non-Qualified Stock Option Plan (“1997 Option Plan”)	Exhibit 10(k) to 1998 Form 10-K

10(i-2)	Amendment to Section 9 of the 1997 Option Plan	Exhibit 10(i-2) to 2000 Form 10-K

10(j-1)	Continuity Agreement dated as of June 22, 1998 between Sheldon I. Cammaker and EMCOR (“Cammaker Continuity Agreement”)	Exhibit 10(c) to the June 1998 Form 10-Q

10(j-2)	Amendment dated as of May 4, 1999 to Cammaker Continuity Agreement	Exhibit 10(i) to the June 1999 Form 10-Q

10(j-3)	Amendment dated as of March 1, 2007 to Cammaker Continuity Agreement	Exhibit 10(m-3) to the March 2007 Form 10-Q

10(k-1)	Continuity Agreement dated as of June 22, 1998 between R. Kevin Matz and EMCOR (“Matz Continuity Agreement”)	Exhibit 10(f) to the June 1998 Form 10-Q

10(k-2)	Amendment dated as of May 4, 1999 to Matz Continuity Agreement	Exhibit 10(m) to the June 1999 Form 10-Q

10(k-3)	Amendment dated as of January 1, 2002 to Matz Continuity Agreement	Exhibit 10(o-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“March 2002 Form 10-Q”)

10(k-4)	Amendment dated as of March 1, 2007 to Matz Continuity Agreement	Exhibit 10(n-4) to the March 2007 Form 10-Q

10(l-1)	Continuity Agreement dated as of June 22, 1998 between Mark A. Pompa and EMCOR (“Pompa Continuity Agreement”)	Exhibit 10(g) to the June 1998 Form 10-Q

10(l-2)	Amendment dated as of May 4, 1999 to Pompa Continuity Agreement	Exhibit 10(n) to the June 1999 Form 10-Q

10(l-3)	Amendment dated as of January 1, 2002 to Pompa Continuity Agreement	Exhibit 10(p-3) to the March 2002 Form 10-Q

EXHIBIT INDEX

Exhibit		Incorporated By Reference to or
No.	Description	Page Number

10(l-4)	Amendment dated as of March 1, 2007 to Pompa Continuity Agreement	Exhibit 10(o-4) to the March 2007 Form 10-Q

10(m-1)	Change of Control Agreement dated as of October 25, 2004 between Anthony Guzzi (“Guzzi”) and EMCOR (“Guzzi Continuity Agreement”)	Exhibit E to the Guzzi Letter Agreement

10(m-2)	Amendment dated as of March 1, 2007 to Guzzi Continuity Agreement	Exhibit 10(p-2) to the March 2007 Form 10-Q

10(n-1)	Amendment dated as of March 29, 2010 to Severance Agreement with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to Form 8-K (Date of Report March 29, 2010) (“March 2010 Form 8-K”)

10(n-2)	Amendment to Continuity Agreements and Severance Agreements with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10(q) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”)

10(o)	Letter Agreement dated May 25, 2010 between EMCOR and Frank T. MacInnis	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report May 25, 2010)

10(p-1)	Incentive Plan for Senior Executive Officers of EMCOR Group, Inc. (“Incentive Plan for Senior Executives”)	Exhibit 10.3 to Form 8-K (Date of Report March 4, 2005)

10(p-2)	First Amendment to Incentive Plan for Senior Executives	Exhibit 10(t) to 2005 Form 10-K

10(p-3)	Amendment made February 27, 2008 to Incentive Plan for Senior Executive Officers	Exhibit 10(r-3) to 2008 Form 10-K

10(p-4)	Amendment made December 22, 2008 to Incentive Plan for Senior Executive Officers	Exhibit 10(r-4) to 2008 Form 10-K

10(p-5)	Amendment made December 15, 2009 to Incentive Plan for Senior Executive Officers	Exhibit 10(r-5) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”)

10(p-6)	Suspension of Incentive Plan for Senior Executive Officers	Exhibit 10(r-5) to 2008 Form 10-K

10(q-1)	EMCOR Group, Inc. Long-Term Incentive Plan (“LTIP”)	Exhibit 10 to Form 8-K (Date of Report December 15, 2005)

10(q-2)	First Amendment to LTIP and updated Schedule A to LTIP	Exhibit 10(s-2) to 2008 Form 10-K

10(q-3)	Second Amendment to LTIP	Exhibit 10.2 to March 2010 Form 8-K

10(q-4)	Form of Certificate Representing Stock Units issued under LTIP	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”)

10(r-1)	2003 Non-Employee Directors’ Stock Option Plan	Exhibit A to EMCOR’s Proxy Statement for its Annual Meeting held on June 12, 2003 (“2003 Proxy Statement”)

10(r-2)	First Amendment to 2003 Non-Employee Directors’ Plan	Exhibit A to EMCOR’s Proxy Statement for its Annual Meeting held on June 12, 2003 (“2003 Proxy Statement”)

10(s-1)	2003 Management Stock Incentive Plan	Exhibit B to EMCOR’s 2003 Proxy Statement

EXHIBIT INDEX

Exhibit		Incorporated By Reference to or
No.	Description	Page Number

10(s-2)	Amendments to 2003 Management Stock Incentive Plan	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 Form 10-K”)

10(s-3)	Second Amendment to 2003 Management Stock Incentive Plan	Exhibit 10(v-3) to 2006 Form 10-K

10(t)	Form of Stock Option Agreement evidencing grant of stock options under the 2003 Management Stock Incentive Plan	Exhibit 10.1 to Form 8-K (Date of Report January 3, 2005)

10(u)	Key Executive Incentive Bonus Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008 (“2008 Proxy Statement”)

10(v)	2005 Management Stock Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 16, 2005 (“2005 Proxy Statement”)

10(w)	First Amendment to 2005 Management Stock Incentive Plan	Exhibit 10(z) to 2006 Form 10-K

10(x-1)	2005 Stock Plan for Directors	Exhibit C to 2005 Proxy Statement

10(x-2)	First Amendment to 2005 Stock Plan for Directors	Exhibit 10(a)(a-2) to 2006 Form 10-K

10(x-3)	Consents on December 15, 2009 to Transfer Stock Options by Non-Employee Directors	Exhibit 10(z) to 2009 Form 10-K

10(y)	Option Agreement between EMCOR and Frank T. MacInnis dated May 5, 1999	Exhibit 4.4 to 2004 Form S-8 (Date of Report February 18, 2004) (“2004 Form S-8”)

10(z)
Form of EMCOR Option Agreement for Messrs. Frank T. MacInnis, Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa (collectively the “Executive Officers”) for options granted January 4, 1999, January 3, 2000 and January 2, 2001
Exhibit 4.5 to 2004 Form S-8

10(a)(a)	Form of EMCOR Option Agreement for Executive Officers granted December 14, 2001	Exhibit 4.6 to 2004 Form S-8

10(b)(b)	Form of EMCOR Option Agreement for Executive Officers granted January 2, 2002, January 2, 2003 and January 2, 2004	Exhibit 4.7 to 2004 Form S-8

10(c)(c)	Form of EMCOR Option Agreement for Directors granted June 19, 2002, October 25, 2002 and February 27, 2003	Exhibit 4.8 to 2004 Form S-8

10(d)(d)	Option Agreement dated October 25, 2004 between Guzzi and EMCOR	Exhibit A to Guzzi Letter

10(e)(e-1)	2007 Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 20, 2007

10(e)(e-2)	Option Agreement dated December 13, 2007 under 2007 Incentive Plan between Jerry E. Ryan and EMCOR	Exhibit 10(h)(h-2) to 2007 Form 10-K

10(e)(e-3)	Option Agreement dated December 15, 2008 under 2007 Incentive Plan between David Laidley and EMCOR	Exhibit 10.1 to Form 8-K (Date of Report December 15, 2008)

EXHIBIT INDEX

Exhibit		Incorporated By Reference to or
No.	Description	Page Number

10(e)(e-4)	Form of Option Agreement under 2007 Incentive Plan between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(h)(h-3) to 2007 Form 10-K

10(f)(f-1)	2010 Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held on June 11, 2010

10(f)(f-2)	Form of Option Agreement under 2010 Incentive Plan between EMCOR and each non-employee director with respect to grant of options upon re-election at June 11, 2010 Annual Meeting of Stockholders	Exhibit 10(i)(i-2) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

10(g)(g)	Form of letter agreement between EMCOR and each Executive Officer with respect to acceleration of options granted January 2, 2003 and January 2, 2004	Exhibit 10(b)(b) to 2004 Form 10-K

10(h)(h)	EMCOR Group, Inc. Employee Stock Purchase Plan	Exhibit C to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008

10(i)(i-1)	Certificate dated March 24, 2008 evidencing Phantom Stock Unit Award to Frank T. MacInnis	Exhibit 10(j)(j-1) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (“March 2008 Form 10-Q”)

10(i)(i-2)	Certificate dated March 24, 2008 evidencing Phantom Stock Unit Award to Anthony J. Guzzi	Exhibit 10(j)(j-2) to the March 2008 Form 10-Q

10(j)(j)	Certificate dated March 24, 2008 evidencing Stock Unit Award to Frank T. MacInnis	Exhibit 10(k)(k) to the March 2008 Form 10-Q

10(k)(k)	Form of Restricted Stock Award Agreement dated January 4, 2010 between EMCOR and each of Albert Fried, Jr., Richard F. Hamm, Jr., David H. Laidley, Jerry E. Ryan and Michael T. Yonker	Exhibit 10(l)(l) to 2009 Form 10-K

10(l)(l)	Form of Restricted Stock Award Agreement dated January 3, 2011 between EMCOR and each of Richard F. Hamm, Jr., David H. Laidley, Jerry E. Ryan and Michael T. Yonker	Exhibit 10(l)(l) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2010

11	Computation of Basic EPS and Diluted EPS for the three months ended March 31, 2011 and 2010	Note 4 of the Notes to the Condensed Consolidated Financial Statements

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the President and Chief Executive Officer *	Page _____

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer *	Page _____

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer **	Page _____

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer **	Page _____

EXHIBIT INDEX

Exhibit		Incorporated By Reference to or
No.	Description	Page Number

101
The following materials from EMCOR Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Equity and Comprehensive Income and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.***
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