Form 10-Q
period 2011-06-30
EMCOR GROUP INC
filed 2011-07-29
CIK 105634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Applicable Only To Corporate Issuers

Number of shares of Common Stock outstanding as of the close of business on July 26, 2011: 66,908,418 shares.

EMCOR Group, Inc.

PART I. - FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2011 (Unaudited)	December 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$406,546	$710,836
Accounts receivable, net	1,175,768	1,090,927
Costs and estimated earnings in excess of billings on uncompleted contracts	121,784	88,253
Inventories	38,310	32,778
Prepaid expenses and other	66,946	57,373

Total current assets	1,809,354	1,980,167

Investments, notes and other long-term receivables	5,783	6,211

Property, plant and equipment, net	97,357	88,615

Goodwill	570,653	406,804

Identifiable intangible assets, net	387,382	245,089

Other assets	26,045	28,656

Total assets	$2,896,574	$2,755,542

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2011 (Unaudited)	December 31, 2010

LIABILITIES AND EQUITY

Current liabilities:
Borrowings under revolving credit facility	$—	$—
Current maturities of long-term debt and capital lease obligations	1,232	489
Accounts payable	431,280	416,715
Billings in excess of costs and estimated earnings on uncompleted contracts	463,038	456,690
Accrued payroll and benefits	173,556	192,407
Other accrued expenses and liabilities	195,749	166,398

Total current liabilities	1,264,855	1,232,699

Borrowings under revolving credit facility	150,000	150,000

Long-term debt and capital lease obligations	2,181	1,184

Other long-term obligations	255,634	208,814

Total liabilities	1,672,670	1,592,697

Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 69,181,637 and 68,954,426 shares issued, respectively	692	690
Capital surplus	433,823	427,613
Accumulated other comprehensive loss	(39,769)	(42,411)
Retained earnings	835,979	782,576
Treasury stock, at cost 2,316,461 and 2,293,875 shares, respectively	(16,718)	(15,525)

Total EMCOR Group, Inc. stockholders’ equity	1,214,007	1,152,943

Noncontrolling interests	9,897	9,902

Total equity	1,223,904	1,162,845

Total liabilities and equity	$2,896,574	$2,755,542

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)(Unaudited)

Three months ended June 30,	2011	2010

Revenues	$1,399,927	$1,275,649
Cost of sales	1,220,111	1,099,250

Gross profit	179,816	176,399
Selling, general and administrative expenses	130,562	120,725
Restructuring expenses	138	797
Impairment loss on identifiable intangible assets	—	19,929

Operating income	49,116	34,948
Interest expense	(2,817)	(3,053)
Interest income	492	680
Gain on sale of equity investment	—	7,900

Income before income taxes	46,791	40,475
Income tax provision	17,469	11,919

Net income including noncontrolling interests	29,322	28,556
Less: Net income attributable to noncontrolling interests	(513)	(1,415)

Net income attributable to EMCOR Group, Inc.	$28,809	$27,141

Basic earnings per common share:
Net income attributable to EMCOR Group, Inc. common stockholders	$0.43	$0.41

Diluted earnings per common share:
Net income attributable to EMCOR Group, Inc. common stockholders	$0.42	$0.40

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)(Unaudited)

Six months ended June 30,	2011	2010

Revenues	$2,712,158	$2,487,861
Cost of sales	2,369,372	2,146,346

Gross profit	342,786	341,515
Selling, general and administrative expenses	250,233	243,522
Restructuring expenses	1,099	797
Impairment loss on identifiable intangible assets	—	19,929

Operating income	91,454	77,267
Interest expense	(5,563)	(6,176)
Interest income	1,054	1,412
Gain on sale of equity investment	—	7,900

Income before income taxes	86,945	80,403
Income tax provision	32,247	29,430

Net income including noncontrolling interests	54,698	50,973
Less: Net income attributable to noncontrolling interests	(1,295)	(2,015)

Net income attributable to EMCOR Group, Inc.	$53,403	$48,958

Basic earnings per common share:
Net income attributable to EMCOR Group, Inc. common stockholders	$0.80	$0.74

Diluted earnings per common share:
Net income attributable to EMCOR Group, Inc. common stockholders	$0.78	$0.72

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)(Unaudited)

Six months ended June 30,	2011	2010

Cash flows from operating activities:
Net income including noncontrolling interests	$54,698	$50,973
Depreciation and amortization	12,507	12,663
Amortization of identifiable intangible assets	11,086	7,705
Deferred income taxes	4,620	9,743
Gain on sale of equity investments	—	(12,370)
Excess tax benefits from share-based compensation	(730)	(65)
Equity income from unconsolidated entities	(617)	(373)
Non-cash expense for impairment of identifiable intangible assets	—	19,929
Other non-cash items	3,575	5,822
Supplemental defined benefit plan contribution	—	(25,916)
Distributions from unconsolidated entities	520	865
Changes in operating assets and liabilities	(80,628)	(143,179)

Net cash provided by (used in) operating activities	5,031	(74,203)

Cash flows from investing activities:
Payments for acquisitions of businesses, net of cash acquired, and related earn-out agreements	(301,845)	(11,446)
Proceeds from sale of equity investments	—	25,570
Proceeds from sale of property, plant and equipment	259	491
Purchase of property, plant and equipment	(10,554)	(7,869)
Investments in and advances to unconsolidated entities and joint ventures	(28)	(104)

Net cash (used in) provided by investing activities	(312,168)	6,642

Cash flows from financing activities:
Proceeds from revolving credit facility	—	150,000
Repayments of long-term debt and debt issuance costs	(11)	(200,815)
Repayments of capital lease obligations	(290)	(196)
Payment for contingent consideration arrangement	(1,118)	—
Proceeds from exercise of stock options	856	82
Issuance of common stock under employee stock purchase plan	1,135	1,164
Distributions to noncontrolling interests	(1,300)	(600)
Excess tax benefits from share-based compensation	730	65

Net cash provided by (used in) financing activities	2	(50,300)

Effect of exchange rate changes on cash and cash equivalents	2,845	(9,173)

Decrease in cash and cash equivalents	(304,290)	(127,034)
Cash and cash equivalents at beginning of year	710,836	726,975

Cash and cash equivalents at end of period	$406,546	$599,941

Supplemental cash flow information:
Cash paid for:
Interest	$4,338	$4,187
Income taxes	$39,541	$42,974
Non-cash financing activities:
Assets acquired under capital lease obligations	$393	$—

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

AND COMPREHENSIVE INCOME

(In thousands)(Unaudited)

			EMCOR Group, Inc. Stockholders
	Total	Comprehensive income	Common stock	Capital surplus	Accumulated other comprehensive (loss) income (1)	Retained earnings	Treasury stock	Noncontrolling interests

Balance, January 1, 2010	$1,226,466		$687	$416,267	$(52,699)	$869,267	$(15,451)	$8,395
Net income including noncontrolling interests	50,973	$50,973	—	—	—	48,958	—	2,015
Foreign currency translation adjustments	(332)	(332)	—	—	(332)	—	—	—
Pension adjustment, net of tax of $2.7 million	6,963	6,963	—	—	6,963	—	—	—
Deferred gain on cash flow hedge, net of tax of $0.2 million	328	328	—	—	328	—	—	—

Comprehensive income		57,932
Less : Net income attributable to noncontrolling interests		(2,015)

Comprehensive income attributable to EMCOR		$55,917

Treasury stock, at cost (2)	(875)		—	—	—	—	(875)	—
Common stock issued under share-based compensation plans (3)	147		2	145	—	—	—	—
Common stock issued under employee stock purchase plan	1,164		—	1,164	—	—	—	—
Distributions to noncontrolling interests	(600)		—	—	—	—	—	(600)
Share-based compensation expense	4,229		—	4,229	—	—	—	—

Balance, June 30, 2010	$1,288,463		$689	$421,805	$(45,740)	$918,225	$(16,326)	$9,810

Balance, January 1, 2011	$1,162,845		$690	$427,613	$(42,411)	$782,576	$(15,525)	$9,902
Net income including noncontrolling interests	54,698	$54,698	—	—	—	53,403	—	1,295
Foreign currency translation adjustments	1,986	1,986	—	—	1,986	—	—	—
Pension adjustment, net of tax of $0.3 million	656	656	—	—	656	—	—	—

Comprehensive income		57,340
Less : Net income attributable to noncontrolling interests		(1,295)

Comprehensive income attributable to EMCOR		$56,045

Treasury stock, at cost (2)	(1,255)		—	—	—	—	(1,255)	—
Common stock issued under share-based compensation plans (3)	2,634		2	2,570	—	—	62	—
Common stock issued under employee stock purchase plan	1,135		—	1,135	—	—	—	—
Distributions to noncontrolling interests	(1,300)		—	—	—	—	—	(1,300)
Share-based compensation expense	2,505		—	2,505	—	—	—	—

Balance, June 30, 2011	$1,223,904		$692	$433,823	$(39,769)	$835,979	$(16,718)	$9,897

(1)	Represents cumulative foreign currency translation adjustments, pension liability adjustments and deferred gain on interest rate swap.
(2)	Represents value of shares of common stock withheld by EMCOR for income tax withholding requirements upon the issuance of shares in respect of restricted stock units.
(3)	Includes the tax benefit associated with share-based compensation of $0.8 million and $0.1 million for the six months ended June 30, 2011 and 2010, respectively.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly our financial position and the results of our operations. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

Reclassification of prior year data has been made in the accompanying condensed consolidated financial statements where appropriate to conform to the current presentation.

NOTE 2 New Accounting Pronouncements

On January 1, 2011, we adopted the accounting pronouncement issued by the Financial Accounting Standards Board (“FASB”) updating existing guidance on revenue recognition for arrangements with multiple deliverables. This guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the consideration attributed to the delivered item. This may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under previous requirements. We have determined that the adoption of the pronouncement did not have any effect on our financial position and/or results of operations, and we will review new and/or modified revenue arrangements after the adoption date to ensure compliance with this update.

On January 1, 2011, we adopted the accounting pronouncement issued by the FASB updating existing guidance on business combinations, which clarifies that if comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. We will consider the guidance in conjunction with future acquisitions.

On January 1, 2011, we adopted the accounting pronouncement issued by the FASB updating existing guidance, which modifies the goodwill impairment test for reporting units with zero or negative carrying amounts. For reporting units with zero or negative carrying amounts, the second step of the goodwill impairment test must be performed if it appears more likely than not that a goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors indicating that an impairment may exist. We will consider the guidance in conjunction with our future goodwill impairment testing.

In June 2011, an accounting pronouncement was issued by the FASB to update existing guidance on comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of our Condensed Consolidated Statements of Equity and Comprehensive Income, which is our current presentation. It requires companies to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. This pronouncement is effective retrospectively for fiscal years, and interim periods within those years, beginning after

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 2 New Accounting Pronouncements – (continued)

December 15, 2011, but early adoption is permitted. The adoption of this pronouncement is not expected to have a material effect on our financial condition or results of operations, though it will change our financial statement presentation.

NOTE 3 Acquisitions of Businesses

On June 30, 2011, we completed the acquisition of USM Services Holdings, Inc. (“USM”) from Transfield Services Limited. USM is a leading provider of facilities maintenance solutions in North America and is based in Norristown, Pennsylvania. Under the terms of the transaction, we acquired 100% of USM’s stock for total consideration of $255.0 million, utilizing our cash on hand, subject to a working capital adjustment. This acquisition has been accounted for using the acquisition method of accounting. We purchased net assets of $13.3 million and have preliminarily ascribed $241.7 million to goodwill and identifiable intangible assets in connection with this acquisition, which has been included in our United States facilities services segment. According to certain provisions of the stock purchase agreement, we are to be indemnified for certain costs. We have not yet completed the final allocation of the purchase price related to the USM acquisition. As we finalize the purchase price allocation, it is anticipated that additional purchase price adjustments will be recorded relating to finalization of intangible asset valuations, tax matters and other items. Such adjustments will be recorded during the measurement period. The finalization of the purchase price accounting assessment will result in changes in the valuation of assets and liabilities acquired.

In connection with this acquisition, we incurred approximately $4.5 million of transaction related expenses during the second quarter of 2011, which have been classified as a component of “Selling, general and administrative expenses” on the Condensed Consolidated Statements of Operations.

USM is a leading provider of essential facilities maintenance services, including interior and exterior services and electrical, mechanical and plumbing services, to national and regional commercial customers that typically maintain over 100 sites across wide geographic areas. USM services these customers through its highly-developed proprietary network of over 11,000 service partners.

We acquired USM because we believe that it further strengthens our market position in facilities and maintenance services and provides access to new customers for a range of services that we provide. Additionally, we believe that over the next two years we will be able to generate certain operating synergies with our existing facilities services operations.

In addition, on January 31, 2011, we acquired a company, and in 2010, we acquired two companies, none of which were material. This 2011 acquisition primarily provides mechanical construction services and has been included in our United States mechanical construction and facilities services segment. The 2010 acquisitions provide mobile mechanical services and government infrastructure contracting services and have been included in our United States facilities services reporting segment. We believe these acquisitions further expand our service capabilities into new geographical and/or technical areas.

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

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4 Earnings Per Share

Calculation of Basic and Diluted Earnings per Common Share

The following table summarizes our calculation of Basic and Diluted Earnings per Common Share (“EPS”) for the three and six months ended June 30, 2011 and 2010 (in thousands, except share and per share data):

	For the three months ended June 30,
	2011	2010
Numerator:
Net income attributable to EMCOR Group, Inc. available to common stockholders	$28,809	$27,141

Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	66,848,078	66,314,596
Effect of diluted securities - Share-based awards	1,743,692	1,656,971

Shares used to compute diluted earnings per common share	68,591,770	67,971,567

Basic earnings per common share:
Net income attributable to EMCOR Group, Inc. available to common stockholders	$0.43	$0.41

Diluted earnings per share:
Net income attributable to EMCOR Group, Inc. available to common stockholders	$0.42	$0.40

	For the six months ended June 30,
	2011	2010
Numerator:
Net income attributable to EMCOR Group, Inc. available to common stockholders	$53,403	$48,958

Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	66,828,523	66,315,338
Effect of diluted securities - Share-based awards	1,758,141	1,619,545

Shares used to compute diluted earnings per common share	68,586,664	67,934,883

Basic earnings per common share:
Net income attributable to EMCOR Group, Inc. available to common stockholders	$0.80	$0.74

Diluted earnings per share:
Net income attributable to EMCOR Group, Inc. available to common stockholders	$0.78	$0.72

There were 200,000 and 220,096 anti-dilutive stock options that were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2011, respectively. There were 301,347 and 311,347 anti-dilutive stock options that were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2010, respectively.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5 Inventories

Inventories consist of the following amounts (in thousands):

	June 30, 2011	December 31, 2010
Raw materials and construction materials	$20,314	$17,749
Work in process	17,996	15,029

	$38,310	$32,778

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

NOTE 7 Debt

Debt in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

	June 30, 2011	December 31, 2010
2010 Revolving Credit Facility	$150,000	$150,000
Capitalized lease obligations	3,400	1,649
Other	13	24

	153,413	151,673
Less: current maturities	1,232	489

	$152,181	$151,184

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 7 Debt – (continued)

Credit Facilities

Until February 4, 2010, we had a revolving credit facility (the “Old Revolving Credit Facility”) as amended, which provided for a credit facility of $375.0 million. Effective February 4, 2010, we replaced the Old Revolving Credit Facility that was due to expire October 17, 2010 with an amended and restated $550.0 million revolving credit facility (the “2010 Revolving Credit Facility”). The 2010 Revolving Credit Facility expires in February 2013. It permits us to increase our borrowing to $650.0 million if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $175.0 million of the borrowing capacity under the 2010 Revolving Credit Facility to letters of credit, which amount compares to $125.0 million under the Old Revolving Credit Facility. The 2010 Revolving Credit Facility is guaranteed by certain of our direct and indirect subsidiaries and is secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2010 Revolving Credit Facility contains various covenants requiring, among other things, maintenance of certain financial ratios and certain restrictions with respect to payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee of 0.5% is payable on the average daily unused amount of the 2010 Revolving Credit Facility. Borrowings under the 2010 Revolving Credit Facility bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at June 30, 2011) plus 1.75% to 2.25%, based on certain financial tests or (2) United States dollar LIBOR (0.19% at June 30, 2011) plus 2.75% to 3.25%, based on certain financial tests. The interest rate in effect at June 30, 2011 was 2.94%. Letter of credit fees issued under this facility range from 2.75% to 3.25% of the respective face amounts of the letters of credit issued and are charged based on certain financial tests. We capitalized approximately $6.0 million of debt issuance costs associated with the 2010 Revolving Credit Facility. This amount is being amortized over the life of the facility and is included as part of interest expense. In connection with the termination of the Old Revolving Credit Facility, less than $0.1 million was attributable to the acceleration of amortization of debt issuance costs and was recorded as part of interest expense. As of June 30, 2011 and December 31, 2010, we had approximately $93.9 million and $82.4 million of letters of credit outstanding, respectively. We have borrowings of $150.0 million outstanding under the 2010 Revolving Credit Facility at June 30, 2011, which may remain outstanding at our discretion until the 2010 Revolving Credit Facility expires.

Term Loan

On September 19, 2007, we entered into an agreement providing for a $300.0 million term loan (“Term Loan”). The proceeds of the Term Loan were used to pay a portion of the consideration for an acquisition and costs and expenses incident thereto. In connection with the closing of the 2010 Revolving Credit Facility, we borrowed $150.0 million under this facility and used the proceeds along with cash on hand to prepay on February 4, 2010 all indebtedness outstanding under the Term Loan. In connection with this prepayment, $0.6 million was attributable to the acceleration of amortization of debt issuance costs associated with the Term Loan and was recorded as part of interest expense.

NOTE 8 Derivative Instrument and Hedging Activity

On January 27, 2009, we entered into an interest rate swap agreement (the “Swap Agreement”), which hedges the interest rate risk on our variable rate debt. The Swap Agreement matured on October 20, 2010 and was used to manage the variable interest rate of our borrowings and related overall cost of borrowing. We mitigated the risk of counterparty nonperformance by choosing as our counterparty a major reputable financial institution with an investment grade credit rating.

The derivative was recognized as either an asset or liability on our Condensed Consolidated Balance Sheets with measurement at fair value, and changes in the fair value of the derivative instrument were reported in either net income, included as part of interest expense, or other comprehensive income, depending on the designated use of the derivative and whether or not it met the criteria for hedge accounting. The fair value of this instrument reflected the

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8 Derivative Instrument and Hedging Activity – (continued)

net amount required to settle the position. The accounting for gains and losses associated with changes in fair value of the derivative and the related effects on the condensed consolidated financial statements was subject to their hedge designation and whether they met effectiveness standards.

We paid a fixed rate on the Swap Agreement of 2.225% and received a floating rate of 30 day LIBOR on the notional amount. A portion of the interest rate swap had been designated as an effective cash flow hedge, whereby changes in the cash flows from the swap perfectly offset the changes in the cash flows associated with the floating rate of interest (see Note 7, “Debt”). The fair value of the interest rate swap at June 30, 2010 was a net liability of $0.5 million. This liability reflected the interest rate swap’s termination value as the credit value adjustment for counterparty nonperformance was immaterial. We had no obligation to post any collateral related to this derivative. The fair value of the interest rate swap was based upon the valuation technique known as the market standard methodology of netting the discounted future fixed cash flows and the discounted expected variable cash flows. The variable cash flows were based on an expectation of future interest rates (forward curves) derived from observable interest rate curves. In addition, we had incorporated a credit valuation adjustment into our calculation of fair value of the interest rate swap. This adjustment recognized both our nonperformance risk and the counterparty’s nonperformance risk. The net liability was included in “Other accrued expenses and liabilities” on our Condensed Consolidated Balance Sheet. Accumulated other comprehensive loss at June 30, 2010 included the accumulated loss, net of income taxes, on the cash flow hedge, of $0.3 million. For the three and six months ended June 30, 2010, we recognized $0.1 million and $0.2 million, respectively, of income associated with the ineffective portion of the interest rate swap as part of interest expense.

As of June 30, 2011 and December 31, 2010, we had no derivatives and/or hedging instruments outstanding.

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

At June 30, 2011 and December 31, 2010, we had $142.4 million and $147.2 million, respectively, in money market funds, included within Cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets, which are Level 1 assets.

We believe that the carrying values of our financial instruments, which include accounts receivable and other financing commitments, approximate their fair values due primarily to their short-term maturities and low risk of counterparty default. The carrying value of our borrowings under the 2010 Revolving Credit Facility approximates the fair value due to the variable rate on such debt.

We measured the fair value of our derivative instrument on a recurring basis. At June 30, 2010, the $0.5 million fair value of the interest rate swap was determined using Level 2 inputs. There were no derivatives outstanding as of June 30, 2011 and December 31, 2010.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 10 Income Taxes

For the three months ended June 30, 2011 and 2010, our income tax provision was $17.5 million and $11.9 million, respectively, based on effective income tax rates, before discrete items, of 38.5% and 37.7%, respectively. The actual income tax rates for the three months ended June 30, 2011 and 2010, inclusive of discrete items, were 37.7% and 30.5%, respectively. For the six months ended June 30, 2011 and 2010, our income tax provisions were $32.2 million and $29.4 million, respectively, based on an effective income tax rate, before discrete items, of 38.0% for each period. The actual income tax rates for the six months ended June 30, 2011 and 2010, inclusive of discrete items, were 37.6% and 37.5%, respectively. The increase in the 2011 income tax provisions for both periods was primarily due to an increase in income before taxes and a change in the allocation of earnings among various jurisdictions.

As of June 30, 2011 and December 31, 2010, the amount of unrecognized income tax benefits for each period was $6.5 million (of which $4.2 million, if recognized, would favorably affect our effective income tax rate).

We recognized interest expense related to unrecognized income tax benefits in the income tax provision. As of June 30, 2011 and December 31, 2010, we had approximately $2.6 million and $2.3 million, respectively, of accrued interest related to unrecognized income tax benefits included as a liability on the Condensed Consolidated Balance Sheets. For each of the three months ended June 30, 2011 and 2010, $0.1 million of interest expense was recognized. For each of the six months ended June 30, 2011 and 2010, $0.3 million of interest expense was recognized.

It is possible that approximately $1.1 million of unrecognized income tax benefits at June 30, 2011, primarily relating to uncertain tax positions attributable to compensation related accruals, will become recognized income tax benefits in the next twelve months due to the expiration of applicable statutes of limitations.

We file income tax returns with the Internal Revenue Service and various state, local and foreign jurisdictions. The Company is currently under examination by various states for the years 2004 through 2009. We are still subject to audit of our federal income tax returns by the Internal Revenue Service for the years 2007 through 2009.

NOTE 11 Common Stock

As of June 30, 2011 and December 31, 2010, 66,865,176 and 66,660,551 shares of our common stock were outstanding, respectively.

For each of the three months ended June 30, 2011 and 2010, 12,000 shares of common stock were issued upon the exercise of stock options. For the six months ended June 30, 2011 and 2010, 207,875 and 136,341 shares of common stock, respectively, were issued upon the exercise of stock options, upon the satisfaction of required conditions under certain of our share-based compensation plans and upon the grants of shares of common stock.

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

NOTE 12 Retirement Plans – (continued)

Components of Net Periodic Pension Benefit Cost

The components of net periodic pension benefit cost of the UK Plan for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010

Service cost	$—	$562	$—	$1,445
Interest cost	3,388	3,274	6,717	6,754
Expected return on plan assets	(3,430)	(2,911)	(6,800)	(5,895)
Amortization of unrecognized loss	396	909	785	2,143

Net periodic pension benefit cost	$354	$1,834	$702	$4,447

Employer Contributions

For the six months ended June 30, 2011, our United Kingdom subsidiary contributed $2.7 million to its defined benefit pension plan. It anticipates contributing an additional $3.0 million during the remainder of 2011.

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

NOTE 14 Segment Information

We have the following reportable segments which provide services associated with the design, integration, installation, start-up, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; water and wastewater treatment and central plant heating and cooling); (c) United States facilities services; (d) Canada construction; (e) United Kingdom construction and facilities services; and (f) Other international construction and facilities services. The segment “United States facilities services” principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers’ facilities (industrial maintenance and services; outage services to utilities and

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 14 Segment Information – (continued)

industrial plants; commercial and government site-based operations and maintenance; military base operations support services; mobile maintenance and services; interior floor care and janitorial services; exterior landscaping and snow removal; facilities management; installation and support for building systems; program development, management and maintenance for energy systems; technical consulting and diagnostic services; infrastructure and building projects for federal, state and local governmental agencies and bodies; small modification and retrofit projects; and retrofit projects to comply with clean air laws), which services are not generally related to customers’ construction programs, as well as industrial services operations, which primarily provide aftermarket maintenance and repair services, replacement parts and fabrication services for highly engineered shell and tube heat exchangers for refineries and the petrochemical industry. The Canada construction segment performs electrical construction and mechanical construction. The United Kingdom and Other international construction and facilities services segments perform electrical construction, mechanical construction and facilities services. Our “Other international construction and facilities services” segment consisted of our equity interest in a Middle East venture, which interest we sold in June 2010.

The following tables present information about industry segments and geographic areas for the three and six months ended June 30, 2011 and 2010 (in thousands):

	For the three months ended June 30,
	2011	2010
Revenues from unrelated entities:
United States electrical construction and facilities services	$306,521	$286,633
United States mechanical construction and facilities services	469,092	427,044
United States facilities services	451,518	375,452

Total United States operations	1,227,131	1,089,129
Canada construction	51,914	78,467
United Kingdom construction and facilities services	120,882	108,053
Other international construction and facilities services	—	—

Total worldwide operations	$1,399,927	$1,275,649

Total revenues:
United States electrical construction and facilities services	$308,285	$288,564
United States mechanical construction and facilities services	470,863	428,429
United States facilities services	457,170	380,442
Less intersegment revenues	(9,187)	(8,306)

Total United States operations	1,227,131	1,089,129
Canada construction	51,914	78,467
United Kingdom construction and facilities services	120,882	108,053
Other international construction and facilities services	—	—

Total worldwide operations	$1,399,927	$1,275,649

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 14 Segment Information – (continued)

	For the six months ended June 30,
	2011	2010
Revenues from unrelated entities:
United States electrical construction and facilities services	$575,053	$546,953
United States mechanical construction and facilities services	891,405	839,752
United States facilities services	901,039	722,292

Total United States operations	2,367,497	2,108,997
Canada construction	98,902	156,726
United Kingdom construction and facilities services	245,759	222,138
Other international construction and facilities services	—	—

Total worldwide operations	$2,712,158	$2,487,861

Total revenues:
United States electrical construction and facilities services	$578,007	$550,482
United States mechanical construction and facilities services	895,714	842,920
United States facilities services	910,362	731,692
Less intersegment revenues	(16,586)	(16,097)

Total United States operations	2,367,497	2,108,997
Canada construction	98,902	156,726
United Kingdom construction and facilities services	245,759	222,138
Other international construction and facilities services	—	—

Total worldwide operations	$2,712,158	$2,487,861

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 14 Segment Information – (continued)

	For the three months ended June 30,
	2011	2010
Operating income (loss):
United States electrical construction and facilities services	$26,425	$17,189
United States mechanical construction and facilities services	22,690	24,133
United States facilities services	14,848	19,636

Total United States operations	63,963	60,958
Canada construction	(929)	3,684
United Kingdom construction and facilities services	3,773	6,133
Other international construction and facilities services	—	(98)
Corporate administration	(17,553)	(15,003)
Restructuring expenses	(138)	(797)
Impairment loss on identifiable intangible assets	—	(19,929)

Total worldwide operations	49,116	34,948

Other corporate items:
Interest expense	(2,817)	(3,053)
Interest income	492	680
Gain on sale of equity investment	—	7,900

Income before income taxes	$46,791	$40,475

	For the six months ended June 30,
	2011	2010
Operating income (loss):
United States electrical construction and facilities services	$40,846	$26,409
United States mechanical construction and facilities services	45,986	48,951
United States facilities services	30,159	33,721

Total United States operations	116,991	109,081
Canada construction	(428)	7,005
United Kingdom construction and facilities services	6,393	9,368
Other international construction and facilities services	—	(99)
Corporate administration	(30,403)	(27,362)
Restructuring expenses	(1,099)	(797)
Impairment loss on identifiable intangible assets	—	(19,929)

Total worldwide operations	91,454	77,267

Other corporate items:
Interest expense	(5,563)	(6,176)
Interest income	1,054	1,412
Gain on sale of equity investment	—	7,900

Income before income taxes	$86,945	$80,403

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 14 Segment Information – (continued)

	June 30, 2011	December 31, 2010
Total assets:
United States electrical construction and facilities services	$311,395	$295,091
United States mechanical construction and facilities services	675,518	577,299
United States facilities services	1,208,728	866,044

Total United States operations	2,195,641	1,738,434
Canada construction	96,939	103,000
United Kingdom construction and facilities services	211,142	201,620
Other international construction and facilities services	—	—
Corporate administration	392,852	712,488

Total worldwide operations	$2,896,574	$2,755,542

NOTE 15 Subsequent Event

On July 27, 2011, we entered into an agreement to sell all of our stock interest in our Canadian subsidiary, which represents our Canada construction segment, to a group of investors, including members of its current management team. This sale is expected to close in the third quarter of 2011. We expect to receive approximately CAD $16.9 million in payment for the shares and CAD $25.5 million in repayment of indebtedness owed by our Canadian subsidiary to EMCOR. The gain or loss on this transaction cannot be estimated at this point in time.

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

Overview

The following table presents selected financial data for the three months ended June 30, 2011 and 2010 (in thousands, except percentages and per share data):

	June 30,
	2011	2010
Revenues	$1,399,927	$1,275,649
Revenues increase (decrease) from prior year	9.7%	(10.3)%
Impairment loss on identifiable intangible assets	$—	$19,929
Operating income	$49,116	$34,948
Operating income as a percentage of revenues	3.5%	2.7%
Net income attributable to EMCOR Group, Inc.	$28,809	$27,141
Diluted earnings per common share	$0.42	$0.40

The results of our operations for the second quarter of 2011 reflect an increase in revenues, operating income, operating margin (operating income as a percentage of revenues) and net income compared to the same period in 2010. The increase in revenues for the 2011 second quarter, when compared to the prior year’s second quarter, was primarily attributable to: (a) revenues of $79.3 million attributable to companies acquired in 2011 and 2010, (b) organic revenue growth within our United States facilities services segment and (c) higher revenues from our United States electrical construction and facilities services and our United Kingdom construction and facilities services segments. This increase in revenues was partially offset by a decrease in revenues from our Canadian operations and a decrease in organic revenues from our United States mechanical construction and facilities services segment.

The increase in operating income and operating margin for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, is primarily attributable to: (a) the recognition in the second quarter of 2010 of a $19.9 million impairment loss on identifiable intangible assets, (b) an increase in operating income from our United States electrical construction and facilities services segment, primarily as a result of the favorable resolution of uncertainties associated with a hospitality construction project nearing completion in the Las Vegas market, and (c) operating income from companies acquired in 2011 and 2010. These increases were partially offset by a decrease in organic operating income from our United States facilities services segment, a decrease in operating income from our international operations and a decrease in organic operating income from our United States mechanical construction and facilities services segment. Net cash provided by operating activities for the six months ended June 30, 2011 of $5.0 million, compared to $74.2 million of net cash used in operating activities for the six months ended June 30, 2010, was primarily due to a one-time supplemental contribution of $25.9 million to the United Kingdom defined benefit pension plan in the second quarter of 2010 and a reduction in incentive compensation paid in 2011 compared to the first half of 2010.

We completed the acquisition of two companies during the first half of 2011. On June 30, 2011, we acquired USM Services Holdings, Inc. (“USM”), which is a leading provider of facility maintenance services, and its results will be included in our United States facilities services segment since the date of its acquisition. The other company was acquired on January 31, 2011, which primarily provides mechanical construction services, and its results have been included in our United States mechanical construction and facilities services segment since the date of its acquisition. Both of these acquisitions expand our service capabilities into new geographical and technical areas and are not material to our results of operations for the periods presented.

Operating Segments

We have the following reportable segments which provide services associated with the design, integration, installation, start-up, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; water and wastewater treatment and central plant heating and cooling); (c) United States facilities services; (d) Canada construction; (e) United Kingdom construction and facilities services; and (f) Other international construction and facilities services. The segment “United States facilities services” principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers’ facilities (industrial maintenance and services; outage services to utilities and industrial plants; commercial and government site-based operations and maintenance; military base operations support services; mobile maintenance and services; interior floor care and janitorial services; exterior landscaping and snow removal; facilities management; installation and support for building systems; program development, management and maintenance for energy systems; technical consulting and diagnostic services; infrastructure and building projects for federal, state and local governmental agencies and bodies; small modification and retrofit projects; and retrofit projects to comply with clean air laws), which services are not generally related to customers’ construction programs, as well as industrial services operations, which primarily provide aftermarket maintenance and repair services, replacement parts and fabrication services for highly engineered shell and tube heat exchangers for refineries and the petrochemical industry. The Canada construction segment performs electrical construction and mechanical construction. The United Kingdom and Other international construction and facilities services segments perform electrical construction, mechanical construction and facilities services. Our “Other international construction and facilities services” segment consisted of our equity interest in a Middle East venture, which interest we sold in June 2010.

Results of Operations

Revenues

The following tables present our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended June 30,
	2011	% of Total	2010	% of Total
Revenues:
United States electrical construction and facilities services	$306,521	22%	$286,633	22%
United States mechanical construction and facilities services	469,092	34%	427,044	33%
United States facilities services	451,518	32%	375,452	29%

Total United States operations	1,227,131	88%	1,089,129	85%
Canada construction	51,914	4%	78,467	6%
United Kingdom construction and facilities services	120,882	9%	108,053	8%
Other international construction and facilities services	—	—	—	—

Total worldwide operations	$1,399,927	100%	$1,275,649	100%

	For the six months ended June 30,
	2011	% of Total	2010	% of Total
Revenues:
United States electrical construction and facilities services	$575,053	21%	$546,953	22%
United States mechanical construction and facilities services	891,405	33%	839,752	34%
United States facilities services	901,039	33%	722,292	29%

Total United States operations	2,367,497	87%	2,108,997	85%
Canada construction	98,902	4%	156,726	6%
United Kingdom construction and facilities services	245,759	9%	222,138	9%
Other international construction and facilities services	—	—	—	—

Total worldwide operations	$2,712,158	100%	$2,487,861	100%

As described below in more detail, our revenues for the three months ended June 30, 2011 increased to $1.4 billion compared to $1.3 billion of revenues for the three months ended June 30, 2010, and our revenues for the six months ended June 30, 2011 increased to $2.7 billion compared to $2.5 billion for the six months ended June 30, 2010. The overall increase was primarily attributable to revenues of $79.3 million and $144.4 million for the three and six months ended June 30, 2011 and 2010, respectively, attributable to companies acquired in 2011 and 2010, which are reported within our United States mechanical construction and facilities services and our United States facilities services segments. The increase in revenues for both periods was also attributable to: (a) higher organic revenues from our United States facilities services segment, particularly within our mobile mechanical services and industrial services operations, (b) higher revenues from our United States electrical construction and facilities services segment and (c) higher revenues from our United Kingdom operations. The overall increase in revenues was partially offset by a decline in revenues from our Canada construction and organic United States mechanical construction and facilities services segments.

Our backlog at June 30, 2011 was $3.80 billion compared to $3.15 billion of backlog at June 30, 2010. At December 31, 2010, our backlog was $3.42 billion. Backlog increases with awards of new contracts and decreases as we perform work on existing contracts. The increase in backlog at June 30, 2011, compared to such backlog at June 30, 2010, was primarily attributable to $0.52 billion in backlog from the acquisition of three companies, two in 2011 and the other in 2010, which are included in our United States facilities services and United States mechanical construction and facilities services segments. Organically, overall backlog increased year over year, primarily within our United Kingdom construction and facilities services, United States facilities services, and United States mechanical construction and facilities services segments, partially offset by a decrease in the backlog of our United States electrical construction and facilities services and Canada construction segments. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of facilities services contracts. However, if the remaining term of a facilities services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only the next 12 months of revenues.

Revenues of our United States electrical construction and facilities services segment were $306.5 million and $575.1 million for the three and six months ended June 30, 2011, respectively, compared to revenues of $286.6 million and $547.0 million for the three and six months ended June 30, 2010, respectively. The increase in revenues for both periods was primarily attributable to higher levels of work on industrial, water and wastewater, commercial and healthcare construction projects. Notwithstanding the increase in revenues, we continue to exercise discipline in taking on projects in the current economic environment, and we accept work only when we believe it can be performed at a reasonable margin. The increase in revenues was partially offset by a decrease in revenues from hospitality construction projects, principally in the Las Vegas market, and transportation construction projects.

Our United States mechanical construction and facilities services segment revenues for the three months ended June 30, 2011 were $469.1 million, a $42.0 million increase compared to revenues of $427.0 million for the three months ended June 30, 2010. Revenues of this segment for the six months ended June 30, 2011 were $891.4 million, a $51.7 million increase compared to the revenues of $839.8 million for the six months ended June 30, 2010. The increase in revenues for the three and six months ended June 30, 2011 was primarily attributable to revenues of approximately $58.4 million and $88.5 million, respectively, from a company acquired in 2011, which primarily provides mechanical construction services. Organic revenues for the three and six months ended June 30, 2011 decreased compared to the same periods in 2010. This decrease in organic revenues for both periods was primarily attributable to lower levels of work on institutional and commercial construction projects, offset in part by an increase in revenues from healthcare and water and wastewater construction projects. This decline in organic revenues is attributable to a very competitive marketplace where there are numerous bidders for any given project and our selectivity in bidding on contracts.

Revenues of our United States facilities services segment for the three months ended June 30, 2011 increased by $76.1 million compared to the three months ended June 30, 2010, and revenues for the six months ended June 30, 2011 increased by $178.7 million compared to the six months ended June 30, 2010. The increase in revenues for the three and six months ended June 30, 2011 was primarily attributable to: (a) revenues of approximately $20.9 million and $55.9 million, respectively, from companies acquired in 2010 and 2011, which perform government infrastructure contracting services and mobile mechanical services, (b) revenues from the organic operations of our mobile mechanical services, as a result of an increase in project and repair service work, and (c) revenues from our industrial services operations, which have seen an increase in demand for its shop, turnaround work and specialty call-out services.

Our Canada construction segment revenues were $51.9 million for the three months ended June 30, 2011 compared to revenues of $78.5 million for the three months ended June 30, 2010. Revenues were $98.9 million for the six months ended June 30, 2011 compared to revenues of $156.7 million for the six months ended June 30, 2010. The decrease in revenues of $26.6 million and $57.8 million for the three and six months ended June 30, 2011, respectively, was primarily attributable to a decline in revenues from energy and industrial construction projects, as 2010 benefited from significant projects in each market, and from healthcare construction projects. These decreases in revenues for both periods were partially offset by increases of $3.2 million and $5.6 million, respectively, relating to the effect of favorable exchange rates for the Canadian dollar versus the United States dollar.

Revenues of our United Kingdom construction and facilities services segment for the three months ended June 30, 2011 increased by $12.8 million compared to revenues for the three months ended June 30, 2010. This segment’s revenues for the six months ended June 30, 2011 increased by $23.6 million compared to revenues for the six months ended June 30, 2010. The increase in revenues for both periods was primarily attributable to its facilities services operations, principally in the commercial market, and increases of $10.3 million and $14.2 million, respectively, relating to the effect of favorable exchange rates for the British pound versus the United States dollar.

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

Cost of sales and Gross profit

The following tables present our cost of sales, gross profit (revenues less cost of sales) and gross profit margin (gross profit as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Cost of sales	$1,220,111	$1,099,250	$2,369,372	$2,146,346
Gross profit	$179,816	$176,399	$342,786	$341,515
Gross profit, as a percentage of revenues	12.8%	13.8%	12.6%	13.7%

Our gross profit increased by $3.4 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Gross profit increased by $1.3 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase in gross profit for both periods was primarily attributable to: (a) the favorable resolution of uncertainties associated with a hospitality construction project nearing completion in the Las Vegas market reported in our domestic construction segments and (b) companies acquired in 2011 and 2010 reported within our United States mechanical construction and facilities services and our United States facilities services segments, which contributed $9.6 million and $15.1 million to gross profit, net of amortization expense of $1.3 million and $2.5 million, for the three and six months ended June 30, 2011, respectively. In addition, the six months ended June 30, 2011 benefited from the favorable resolution of uncertainties on a completed institutional construction project reported in our United States electrical construction and facilities services segment. The overall increase for both periods was partially offset by: (a) lower gross profit from our Canada construction segment, (b) a decline in organic gross profit from our United States mechanical construction and facilities services segment and (c) a decline in organic gross profit from our United States facilities services segment. In addition, gross profit for the three and six months ended June 30, 2010 was favorably impacted by the recognition of a termination fee under the terms of a contract in our United Kingdom operations. Additionally, the six months ended June 30, 2010 was favorably impacted by: (a) an increase in gross profit contributed by our energy services operations within our United States facilities services segment, primarily as a result of the recognition of a pretax gain of $4.5 million from the sale of our interest in a venture, which gain is classified as a component of “Cost of sales” on the Condensed Consolidated Statements of Operations and (b) the favorable resolution of an uncertainty on a construction project at or nearing completion in the United Kingdom construction and facilities services segment.

Our gross profit margin was 12.8% and 13.8% for the three months ended June 30, 2011 and 2010, respectively. Gross profit margin was 12.6% and 13.7% for the six months ended June 30, 2011 and 2010, respectively. The decrease in gross profit margin for the three and six months ended June 30, 2011 was primarily the result of lower gross profit margins experienced at all of our operating segments, except for our United States electrical construction and facilities services segment, which benefited from the resolution of the hospitality uncertainties discussed above. The decrease in gross profit margin is primarily attributable to tighter margins on work procured in the current economic environment where there are numerous bidders on any given project and our current work mix, which contains more public projects which typically have lower margins compared to private projects.

Selling, general and administrative expenses

The following table presents our selling, general and administrative expenses and selling, general and administrative expenses as a percentage of revenues (in thousands, except for percentages):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Selling, general and administrative expenses	$130,562	$120,725	$250,233	$243,522
Selling, general and administrative expenses, as a percentage of revenues	9.3%	9.5%	9.2%	9.8%

Our selling, general and administrative expenses for the three months ended June 30, 2011 increased by $9.8 million to $130.6 million compared to $120.7 million for the three months ended June 30, 2010. Selling, general and administrative expenses for the six months ended June 30, 2011 increased by $6.7 million to $250.2 million compared to $243.5 million for the six months ended June 30, 2010. Selling, general and administrative expenses as a percentage of revenues were 9.3% and 9.2% for the three and six months ended June 30, 2011, respectively, compared to 9.5% and 9.8% for the three and six months ended June 30, 2010. The increase in selling, general and administrative expenses for both periods was primarily attributable to: (a) $6.4 million and $11.3 million of expenses directly related to companies acquired in 2011 and 2010, including amortization expense of $0.9 million and $1.7 million, for the three and six months ended June 30, 2011, respectively, (b) approximately $4.5 million of USM acquisition related expenses incurred during the second quarter of 2011 and (c) the effect of exchange rates for the Canadian dollar and the British pound versus the United States dollar. The increases in selling, general and administrative expenses for the three and six months ended June 30, 2011 were partially offset by a decrease in organic employment costs, such as salaries, incentive compensation and employee benefits. Selling, general and administrative expenses as a percentage of revenues decreased for the three and six months ended June 30, 2011 compared to the same periods in 2010, primarily due to higher revenues on a lower selling, general and administrative expense base.

Restructuring expenses

Restructuring expenses were $0.1 million and $1.1 million for the three and six months ended June 30, 2011, respectively, which primarily related to employee severance obligations incurred at our corporate headquarters, compared to $0.8 million for both the three and six months ended June 30, 2010, which primarily related to employee severance obligations reported at our Canada construction and our United States electrical construction and facilities services segments. As of June 30, 2011, the balance of our severance obligations yet to be paid was less than $0.1 million, which is expected to be paid in 2012.

Impairment loss on identifiable intangible assets

During 2010, as a result of the continued assessment of the fair value of certain of our trade names previously impaired, we recorded a $19.9 million non-cash impairment charge due to a change in the fair value of trade names associated with certain prior year acquisitions for the three and six months ended June 30, 2010. These trade names are reported within our United States facilities services segment. No impairment was recognized for either of the three or six month periods ended June 30, 2011.

Operating income

The following tables present our operating income (loss) and operating income (loss) as a percentage of segment revenues from unrelated entities (in thousands, except for percentages):

	For the three months ended June 30,
	2011	% of Segment Revenues	2010	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$26,425	8.6%	$17,189	6.0%
United States mechanical construction and facilities services	22,690	4.8%	24,133	5.7%
United States facilities services	14,848	3.3%	19,636	5.2%

Total United States operations	63,963	5.2%	60,958	5.6%
Canada construction	(929)	(1.8)%	3,684	4.7%
United Kingdom construction and facilities services	3,773	3.1%	6,133	5.7%
Other international construction and facilities services	—	—	(98)	—
Corporate administration	(17,553)	—	(15,003)	—
Restructuring expenses	(138)	—	(797)	—
Impairment loss on identifiable intangible assets	—	—	(19,929)	—

Total worldwide operations	49,116	3.5%	34,948	2.7%
Other corporate items:
Interest expense	(2,817)		(3,053)
Interest income	492		680
Gain on sale of equity investment	—		7,900

Income before income taxes	$46,791		$40,475

	For the six months ended June 30,
	2011	% of Segment Revenues	2010	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$40,846	7.1%	$26,409	4.8%
United States mechanical construction and facilities services	45,986	5.2%	48,951	5.8%
United States facilities services	30,159	3.3%	33,721	4.7%

Total United States operations	116,991	4.9%	109,081	5.2%
Canada construction	(428)	(0.4)%	7,005	4.5%
United Kingdom construction and facilities services	6,393	2.6%	9,368	4.2%
Other international construction and facilities services	—	—	(99)	—
Corporate administration	(30,403)	—	(27,362)	—
Restructuring expenses	(1,099)	—	(797)	—
Impairment loss on identifiable intangible assets	—	—	(19,929)	—

Total worldwide operations	91,454	3.4%	77,267	3.1%

Other corporate items:
Interest expense	(5,563)		(6,176)
Interest income	1,054		1,412
Gain on sale of equity investment	—		7,900

Income before income taxes	$86,945		$80,403

As described below in more detail, operating income increased by $14.2 million for the three months ended June 30, 2011 to $49.1 million compared to operating income of $34.9 million for the three months ended June 30, 2010. Operating income increased by $14.2 million for the six months ended June 30, 2011 to $91.5 million compared to operating income of $77.3 million for the six months ended June 30, 2010. Excluding the impairment loss on identifiable intangible assets of $19.9 million in 2010, operating income for the three and six months ended June 30, 2011, compared to the same periods in 2010, would have decreased by $5.8 million and $5.7 million, respectively. Operating margin was 3.5% for the three months ended June 30, 2011 compared to 2.7% for the three months ended June 30, 2010, and operating margin was 3.4% for the six months ended June 30, 2011 compared to $3.1% for the six months ended June 30, 2010.

Operating income of our United States electrical construction and facilities services segment was $26.4 million and $40.8 million for the three and six months ended June 30, 2011, respectively, compared to operating income of $17.2 million and $26.4 million for the three and six months ended June 30, 2010, respectively. The increase in operating income for both periods was primarily the result of the favorable resolution of uncertainties associated with a hospitality construction project nearing completion in the Las Vegas market, as well as from an increase in operating income from water and wastewater, and commercial construction projects. In addition, operating income for the six months ended June 30, 2011 benefited from the favorable resolution of uncertainties on a completed institutional construction project and lower selling, general and administrative expenses. These increases were partially offset by a decrease in gross profit attributable to institutional and industrial construction projects. Selling, general and administrative expenses decreased for the six months ended June 30, 2011, compared to the same period in 2010, principally due to reduced employee costs, such as salaries and employee benefits. The increase in operating margin for the three and six months ended June 30, 2011 was primarily the result of an increase in gross profit margin and a decrease in the ratio of selling, general and administrative expenses to revenues.

Our United States mechanical construction and facilities services segment operating income for the three months ended June 30, 2011 was $22.7 million, a $1.4 million decrease compared to operating income of $24.1 million for the three months ended June 30, 2010. Operating income for the six months ended June 30, 2011 was $46.0 million, a $3.0 million decrease compared to operating income of $49.0 million for the six months ended June 30, 2010. The decrease in operating income for both periods was primarily due to lower gross profit from organic commercial, institutional and industrial construction projects, as a result of the current economic slowdown and our selectivity in bidding on contracts. This decline in both periods was partially offset by: (a) an increase in gross profit from organic hospitality construction projects, including the favorable resolution of uncertainties on a current project and the settlement of a long outstanding construction claim, and from water and wastewater, and healthcare construction projects and (b) operating income of $2.1 million and $2.5 million, net of amortization expense of $0.9 million and $1.5 million, respectively, from a company acquired in 2011, which primarily provides mechanical construction services. Organic selling, general and administrative expenses decreased for the six months ended June 30, 2011 compared to the same period in 2010, primarily due to reduced employee costs, such as salaries and incentive compensation. The decrease in operating margin for both periods was primarily the result of a reduction in gross profit margin.

Operating income of our United States facilities services segment for the three months ended June 30, 2011 decreased by $4.8 million compared to operating income for the three months ended June 30, 2010. This segment’s operating income for the six months ended June 30, 2011 decreased by $3.6 million compared to operating income for the six months ended June 30, 2010. The decrease for both periods was primarily due to lower operating income from: (a) our organic mobile mechanical services operations, as a result of lower margins on its project work attributable to the competitive market place as a result of the current economic environment and write-downs of several projects, the largest of which is attributable to difficult job site conditions, (b) our organic government site-based operations due to the receipt of government incentive funds in 2010 and project start up costs in 2011 and (c) our commercial site-based operations due to the loss of several accounts. The first half of 2010 also benefited from the recognition of a pretax gain of $4.5 million from the sale of our interest in a venture, which is classified as a component of “Cost of sales” on the Condensed Consolidated Statements of Operations. These decreases were partially offset by an increase in operating income from our industrial services operations, which have seen an increase in demand for its shop, turnaround work and specialty call-out services. In addition, companies we acquired in 2010, which perform mobile mechanical services and government infrastructure contracting services, contributed $1.1 million and $1.3 million to operating income, net of amortization expense of $1.4 million and $2.8 million, respectively. Organic selling, general and administrative expenses for the three and six months ended June 30, 2011 increased period over period, primarily due to increased employee costs, such as salaries and commissions. The decrease in operating margin for the three and six months ended June 30, 2011 was primarily the result of a reduction in gross profit margin.

Our Canada construction segment operating loss was $0.9 million for the three months ended June 30, 2011 compared to operating income of $3.7 million for the three months ended June 30, 2010. The operating loss was $0.4 million for the six months ended June 30, 2011 compared to operating income of $7.0 million for the six months ended June 30, 2010. This decrease in operating income for both periods was primarily attributable to a decrease in gross profit from industrial, energy and healthcare construction projects. Selling, general and administrative expenses have decreased for the three and six months ended June 30, 2011 compared to the same periods in 2010 as a result of lower incentive compensation and salary related costs. The decrease in operating margin for the three and six months ended June 30, 2011 was the result of the decrease in gross profit margin and an increase in the ratio of selling, general and administrative expense to revenues due to a decrease in revenues.

Operating income of our United Kingdom construction and facilities services segment for the three months ended June 30, 2011 decreased by $2.4 million compared to operating income for the three months ended June 30, 2010. Operating income for the six months ended June 30, 2011 decreased by $3.0 million compared to operating income for the six months ended June 30, 2010. The decrease in operating income for both 2011 periods was primarily attributable to the favorable gross profit associated with the termination fee under the terms of a contract in the second quarter of 2010. In addition, the six months ended June 30, 2010 benefited from the favorable resolution of uncertainties on a construction project at completion, partially offset by a decrease in the net periodic pension costs in 2011. The decrease in operating margin for the three and six months ended June 30, 2011 was primarily the result of a reduction in gross profit margin, partially offset by a decrease in the ratio of selling, general and administrative expense to revenues.

In June 2010, we sold our equity interest in a Middle East venture to our partner in the venture. The Other international construction and facilities services segment operating loss was $0.1 million for the three and six months ended June 30, 2010.

Our corporate administrative expenses for the three months ended June 30, 2011 were $17.6 million compared to $15.0 million for the three months ended June 30, 2010. Our corporate administrative expenses for the six months ended June 30, 2011 were $30.4 million compared to $27.4 million for the six months ended June 30, 2010. The increase in expenses for both periods was primarily due to approximately $4.5 million of transaction costs associated with the acquisition of USM during the second quarter of 2011, offset by lower share-based compensation costs.

Interest expense for the three months ended June 30, 2011 and 2010 was $2.8 million and $3.1 million, respectively. Interest expense for the six months ended June 30, 2011 and 2010 was $5.6 million and $6.2 million, respectively. The reduction in interest expense for the six months ended June 30, 2011 was primarily due to the recognition of an expense in the first half of 2010 attributable to the acceleration of debt issuance costs associated with the early termination of a term loan and revolving credit facility. Interest income for the three months ended June 30, 2011 was $0.5 million compared to $0.7 million for the three months ended June 30, 2010. Interest income for the six months ended June 30, 2011 was $1.1 million compared to $1.4 million for the six months ended June 30, 2010. The decrease in interest income for both periods was primarily related to lower interest rates on our invested cash balances.

For the three months ended June 30, 2011 and 2010, our income tax provision was $17.5 million and $11.9 million, respectively, based on effective income tax rates, before discrete items, of 38.5% and 37.7%, respectively. The actual income tax rates for the three months ended June 30, 2011 and 2010, inclusive of discrete items, were 37.7% and 30.5%, respectively. For the six months ended June 30, 2011 and 2010, our income tax provision was $32.2 million and $29.4 million, respectively, based on an effective income tax rate, before discrete items, of 38.0% for each period. The actual income tax rates for the six months ended June 30, 2011 and 2010, inclusive of discrete items, were 37.6% and 37.5%, respectively. The increase in the 2011 income tax provisions for both periods was primarily due to an increase in income before taxes and a change in the allocation of earnings among various jurisdictions.

Liquidity and Capital Resources

The following table presents our net cash provided by (used in) operating activities, investing activities and financing activities (in thousands):

	For the six months ended June 30,
	2011	2010
Net cash provided by (used in) operating activities	$5,031	$(74,203)
Net cash (used in) provided by investing activities	$(312,168)	$6,642
Net cash provided by (used in) financing activities	$2	$(50,300)
Effect of exchange rate changes on cash and cash equivalents	$2,845	$(9,173)

Our consolidated cash balance decreased by approximately $300.9 million from $710.8 million at December 31, 2010 to $409.9 million at June 30, 2011. Net cash provided by operating activities for the six months ended June 30, 2011 of $5.0 million, compared to $74.2 million of net cash used in operating activities for the six months ended June 30, 2010, was primarily due to a one-time supplemental contribution of $25.9 million to the United Kingdom defined benefit pension plan in the second quarter of 2010 and a reduction in incentive compensation paid in 2011 compared to the first half of 2010. Net cash used in investing activities of $312.2 million for the six months ended June 30, 2011, compared to net cash provided by investing activities of $6.6 million for the six months ended June 30, 2010, was primarily due to a $291.5 million increase in payments for acquisitions of businesses and a $25.6 million decrease in proceeds from the sale of equity investments. Net cash used in financing activities for the six months ended June 30, 2010 of $50.3 million was primarily attributable to repayment of our term loan and debt issuance costs, partially offset by borrowings under a new credit facility in the first half of 2010.

The following is a summary of material contractual obligations and other commercial commitments (in millions):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Revolving Credit Facility (including interest at 2.94%) (1)	$157.2	$4.5	$152.7	$—	$—
Capital lease obligations	3.4	1.2	1.9	0.3	—
Operating leases	210.9	55.3	75.0	44.8	35.8
Open purchase obligations (2)	936.5	714.8	201.9	19.8	—
Other long-term obligations (3)	269.9	44.9	217.4	7.6	—
Liabilities related to uncertain income tax positions	9.1	1.4	0.3	6.2	1.2

Total Contractual Obligations	$1,587.0	$822.1	$649.2	$78.7	$37.0

		Amount of Commitment Expiration by Period
Other Commercial Commitments	Total Committed	Less than 1 year	1-3 years	4-5 years	After 5 years

Letters of credit	$93.9	$93.9	$—	$—	$—

(1)

We classify these borrowings as long-term on our Condensed Consolidated Balance Sheets because of our intent to repay the amounts on a long-term basis. These amounts are outstanding at our discretion and are not payable until the 2010 Revolving Credit Facility expires in February 2013. As of June 30, 2011, there were borrowings of $150.0 million outstanding under the 2010 Revolving Credit Facility.

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

Until February 4, 2010, we had a revolving credit facility (the “Old Revolving Credit Facility”) as amended, which provided for a credit facility of $375.0 million. Effective February 4, 2010, we replaced the Old Revolving Credit Facility that was due to expire October 17, 2010 with an amended and restated $550.0 million revolving credit facility (the “2010 Revolving Credit Facility”). The 2010 Revolving Credit Facility expires in February 2013. It permits us to increase our borrowing to $650.0 million if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $175.0 million of the borrowing capacity under the 2010 Revolving Credit Facility to letters of credit, which amount compares to $125.0 million under the Old Revolving Credit Facility. The 2010 Revolving Credit Facility is guaranteed by certain of our direct and indirect subsidiaries and is secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2010 Revolving Credit Facility contains various covenants requiring, among other things, maintenance of certain financial ratios and certain restrictions with respect to payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee of 0.5% is payable on the average daily unused amount of the 2010 Revolving Credit Facility. Borrowings under the 2010 Revolving Credit Facility bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at June 30, 2011) plus 1.75% to 2.25%, based on certain financial tests or (2) United States dollar LIBOR (0.19% at June 30, 2011) plus 2.75% to 3.25%, based on certain financial tests. The interest rate in effect at June 30, 2011 was 2.94%. Letter of credit fees issued under this facility range from 2.75% to 3.25% of the respective face amounts of the letters of credit issued and are charged based on certain financial tests. In connection with the termination of the Old Revolving Credit Facility, less than $0.1 million was attributable to the acceleration of amortization of debt issuance costs and was recorded as part of interest expense. As of June 30, 2011 and December 31, 2010, we had approximately $93.9 million and $82.4 million of letters of credit outstanding, respectively. We have borrowings of $150.0 million outstanding under the 2010 Revolving Credit Facility at June 30, 2011, which may remain outstanding at our discretion until the 2010 Revolving Credit Facility expires.

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

The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of June 30, 2011, based on our percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.3 billion. The Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.

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

Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain our 2010 Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient or to enable us to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. However, negative macroeconomic trends may have an adverse effect on liquidity. In addition to managing borrowings, our focus on the facilities services market is intended to provide an additional buffer against economic downturns inasmuch as a part of our facilities services business is characterized by annual and multi-year contracts that provide a more predictable stream of cash flow than the construction business. Short-term liquidity is also impacted by the type and length of construction contracts in place. During past economic downturns, there were typically fewer small discretionary projects from the private sector, and companies like us aggressively bid larger long-term infrastructure and public sector contracts. Performance of long duration contracts typically requires greater amounts of working capital. While we strive to maintain a net over-billed position with our customers, there can be no assurance that a net over-billed position can be maintained. Our net over-billings, defined as the balance sheet accounts “Billings in excess of costs and estimated earnings on uncompleted contracts” less “Costs and estimated earnings in excess of billings on uncompleted contracts”, were $341.3 million and $368.4 million as of June 30, 2011 and December 31, 2010, respectively.

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

We believe that our current cash balances and our borrowing capacity available under the 2010 Revolving Credit Facility or other forms of financing available to us through borrowings, combined with cash expected to be generated from operations, will be sufficient to provide our short-term and foreseeable long-term liquidity and meet our expected capital expenditure requirements. However, we are a party to lawsuits and other proceedings in which other parties seek to recover from us amounts ranging from a few thousand dollars to over $10.0 million. If we were required to pay damages in one or more such proceedings, such payments could have a material adverse effect on our financial position, results of operations and/or cash flows.

Certain Insurance Matters

As of June 30, 2011 and December 31, 2010, we utilized approximately $93.7 million and $82.2 million, respectively, of letters of credit obtained under our 2010 Revolving Credit Facility as collateral for our insurance obligations.

New Accounting Pronouncements

We review new accounting standards to determine the expected financial impact, if any, that the adoption of such standards will have. As of the filing of this Quarterly Report on Form 10-Q, there were no new accounting standards that were projected to have a material impact on our consolidated financial position, results of operations or liquidity. Refer to Part I, Item 1, “Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 2, New Accounting Pronouncements”, for further information regarding new accounting standards.

Application of Critical Accounting Policies

Our condensed consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of the annual report on Form 10-K for the year ended December 31, 2010. We adopted three new accounting pronouncements during the six months ended June 30, 2011 (see Note 2, “New Accounting Pronouncements”, for further information). We believe that some of the more critical judgment areas in the application of accounting policies that affect our financial condition and results of operations are the impact of changes in the estimates and judgments pertaining to: (a) revenue recognition from (i) long-term construction contracts for which the percentage-of-completion method of accounting is used and (ii) services contracts; (b) collectibility or valuation of accounts receivable; (c) insurance liabilities; (d) income taxes; and (e) goodwill and identifiable intangible assets.

Revenue Recognition for Long-term Construction Contracts and Services Contracts

We believe our most critical accounting policy is revenue recognition from long-term construction contracts for which we use the percentage-of-completion method of accounting. Percentage-of-completion accounting is the prescribed method of accounting for long-term contracts in accordance with Accounting Standard Codification (“ASC”) Topic 605-35, “Revenue Recognition – Construction-Type and Production-Type Contracts”, and, accordingly, is the method used for revenue recognition within our industry. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Certain of our electrical contracting business units and our Canadian subsidiary measure percentage-of-completion by the percentage of labor costs incurred to date for each contract to the estimated total labor costs for such contract. Provisions for the entirety of estimated losses on uncompleted contracts are made in the period in which such losses are determined. Application of percentage-of-completion accounting results in the recognition of costs and estimated earnings in excess of billings on uncompleted contracts in our Condensed Consolidated Balance

Sheets. Costs and estimated earnings in excess of billings on uncompleted contracts reflected in the Condensed Consolidated Balance Sheets arise when revenues have been recognized but the amounts cannot be billed under the terms of contracts. Such amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract.

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

Accounts Receivable

We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of the past due balances. The provision for doubtful accounts during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 decreased by $0.5 million to a recovery of doubtful accounts due to the collection of amounts previously determined to be uncollectible. At June 30, 2011 and December 31, 2010, our accounts receivable of $1,175.8 million and $1,090.9 million, respectively, included allowances for doubtful accounts of $17.6 million and $17.3 million, respectively. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to deterioration of its financial condition or its credit ratings. The allowance for doubtful accounts requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis as additional information is received.

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

Income Taxes

We had net deferred income tax liabilities at June 30, 2011 of $35.2 million and net deferred income tax assets at December 31, 2010 of $5.2 million, primarily resulting from differences between the carrying value and income tax basis of certain identifiable intangible assets and depreciable fixed assets, which will impact our taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred income tax asset will not be realized. As of June 30, 2011 and December 31, 2010, the total valuation allowance on gross deferred income tax assets was approximately $3.7 million and $0.8 million, respectively.

Goodwill and Identifiable Intangible Assets

As of June 30, 2011, we had $570.7 million and $387.4 million, respectively, of goodwill and net identifiable intangible assets (primarily consisting of our contract backlog, developed technology, customer relationships, non-competition agreements and trade names), primarily arising out of the acquisition of companies. As of December 31, 2010, goodwill and net identifiable intangible assets were $406.8 million and $245.1 million, respectively. The changes to goodwill and net identifiable intangible assets (net of accumulated amortization) since December 31, 2010 were related to: (a) the acquisition of two companies during the first half of 2011 and (b) the finalization of the purchase price accounting for an acquisition of a company during the fourth quarter of 2010. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies, as well as macroeconomic conditions. ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”) requires goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, but instead must be tested at least annually for impairment (which we test each October 1, absent any impairment indicators), and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives.

We test for impairment of goodwill at the reporting unit level utilizing the two-step process as prescribed by ASC 350. The first step of this test compares the fair value of the reporting unit, determined based upon discounted estimated future cash flows, to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no further work is required and no impairment loss is recognized. If the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired and step two of the goodwill impairment test would need to be performed to measure the amount of an impairment loss, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss in the amount of the excess is recognized and charged to operations. For the year ended December 31, 2010, we recognized a $210.6 million non-cash goodwill impairment charge. No impairment of our goodwill was recognized for either of the three or six month periods ended June 30, 2011.

We also test for the impairment of trade names that are not subject to amortization by calculating the fair value using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. As a result of the continued assessment of the fair value of trade names previously impaired in 2009 and the interim impairment testing performed during the second and third quarters of 2010, we recorded an additional $35.5 million non-cash impairment charge of trade names associated with certain prior acquisitions during 2010. These trade names are reported within our United States facilities services segment. No impairment of our trade names was recognized for either of the three or six month periods ended June 30, 2011.

In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their future discounted cash flows. For either of the three or six month periods ended June 30, 2011 and 2010, or for the year ended December 31, 2010, no impairment of our other identifiable intangible assets was recognized.

As of June 30, 2011, we had $570.7 million of goodwill on our balance sheet and, of this amount, approximately 64.5% relates to our United States facilities services segment, approximately 34.8% relates to our United States mechanical construction and facilities services segment and approximately 0.7% relates to our United States electrical construction and facilities services segment. As of the date of our latest impairment test, October 1, 2010, the fair values of our United States facilities services, United States mechanical construction and facilities services and United States electrical construction and facilities services segments exceeded their respective carrying values by approximately $50.6 million, $301.6 million and $337.8 million, respectively. The weighted average cost of capital used in testing goodwill for impairment was 13.2% and 12.2% for our domestic construction and facilities services segments and our United States facilities services segment, respectively. The perpetual growth rate used was 3.0% for our domestic construction segments and 2.8% for our United States facilities services segment, respectively.

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

Although we have not yet conducted our October 1, 2011 goodwill and other impairment tests, there have been no impairments recognized through the first six months of 2011. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such a charge would be material.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have not used any derivative financial instruments during the six months ended June 30, 2011, including trading or speculating on changes in commodity prices of materials used in our business.

We are exposed to market risk for changes in interest rates for borrowings under the 2010 Revolving Credit Facility and were exposed to market risk as it related to the interest rate swap. Borrowings under the 2010 Revolving Credit Facility bear interest at variable rates. As of June 30, 2011, there were borrowings of $150.0 million outstanding under the 2010 Revolving Credit Facility. This instrument bears interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at June 30, 2011) plus 1.75% to 2.25% based on certain financial tests or (2) United States dollar LIBOR (0.19% at June 30, 2011) plus 2.75% to 3.25% based on certain financial tests. The interest rate in effect at June 30, 2011 was 2.94%. Based on the $150.0 million borrowings outstanding on the 2010 Revolving Credit Facility, if overall interest rates were to increase by 25 basis points, interest expense, net of income taxes, would increase by approximately $0.2 million in the next twelve months. Conversely, if overall interest rates were to decrease by 25 basis points, interest expense, net of income taxes, would decrease by approximately $0.2 million in the next twelve months. Letter of credit fees issued under this facility range from 2.75% to 3.25% of the respective face amounts of the letters of credit issued and are charged based on certain financial tests. The 2010 Revolving Credit Facility expires in February 2013. There is no guarantee that we will be able to renew the 2010 Revolving Credit Facility at its expiration.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: July 29, 2011

EMCOR GROUP, INC.
(Registrant)

By:	/s/ ANTHONY J. GUZZI
Anthony J. Guzzi
President and
Chief Executive Officer (Principal Executive Officer)

By:	/s/ MARK A. POMPA
Mark A. Pompa
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Page Number

2(a-1)	Purchase Agreement dated as of February 11, 2002 by and among Comfort Systems USA, Inc. and EMCOR-CSI Holding Co.	Exhibit 2.1 to EMCOR Group, Inc.’s (“EMCOR”) Report on Form 8-K dated February 14, 2002

2(a-2)	Purchase and Sale Agreement dated as of August 20, 2007 between FR X Ohmstede Holdings LLC and EMCOR Group, Inc.	Exhibit 2.1 to EMCOR’s Report on Form 8-K (Date of Report August 20, 2007)

3(a-1)	Restated Certificate of Incorporation of EMCOR filed December 15, 1994	Exhibit 3(a-5) to EMCOR’s Registration Statement on Form 10 as originally filed March 17, 1995 (“Form 10”)

3(a-2)	Amendment dated November 28, 1995 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1995 (“1995 Form 10-K”)

3(a-3)	Amendment dated February 12, 1998 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-3) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1997 (“1997 Form 10-K”)

3(a-4)	Amendment dated January 27, 2006 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-4) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”)

3(a-5)	Amendment dated September 18, 2007 to the Restated Certificate of Incorporation of EMCOR	Exhibit A to EMCOR’s Proxy Statement dated August 17, 2007 for Special Meeting of Stockholders held September 18, 2007

3(b)	Amended and Restated By-Laws	Exhibit 3(b) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1998 (“1998 Form 10-K”)

4(a)	Second Amended and Restated Credit Agreement dated as of February 4, 2010 by and among EMCOR Group, Inc. and certain of its subsidiaries and Bank of Montreal, individually and as Agent and the Lenders which are or become parties thereto (the “Credit Agreement”)	Exhibit 4.1(a) to EMCOR’s Report on Form 8-K (Date of Report February 4, 2010) (“February 2010 Form 8-K”)

4(b)	Third Amended and Restated Security Agreement dated as of February 4, 2010 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4.1(b) to the February 2010 Form 8-K

4(c)	Third Amended and Restated Pledge Agreement dated as of February 4, 2010 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4.1(c) to the February 2010 Form 8-K

4(d)	Second Amended and Restated Guaranty Agreement dated as of February 4, 2010 by certain of EMCOR’s U.S. subsidiaries in favor of Bank of Montreal, as Agent	Exhibit 4.1(d) to the February 2010 Form 8-K

10(a)	Form of Severance Agreement (“Severance Agreement”) between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to the April 2005 Form 8-K

10(b)	Form of Amendment to Severance Agreement between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“March 2007 Form 10-Q”)

10(c)	Letter Agreement dated October 12, 2004 between Anthony Guzzi and EMCOR (the “Guzzi Letter Agreement”)	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report October 12, 2004)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Page Number

10(d)	Form of Confidentiality Agreement between Anthony Guzzi and EMCOR	Exhibit C to the Guzzi Letter Agreement

10(e)	Form of Indemnification Agreement between EMCOR and each of its officers and directors	Exhibit F to the Guzzi Letter Agreement

10(f-1)	Severance Agreement (“Guzzi Severance Agreement”) dated October 25, 2004 between Anthony Guzzi and EMCOR	Exhibit D to the Guzzi Letter Agreement

10(f-2)	Amendment to Guzzi Severance Agreement	Exhibit 10(g-2) to the March 2007 Form 10-Q

10(g-1)	1994 Management Stock Option Plan (“1994 Option Plan”)	Exhibit 10(o) to Form 10

10(g-2)	Amendment to Section 12 of the 1994 Option Plan	Exhibit (g-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2000 (“2000 Form 10-K”)

10(g-3)	Amendment to Section 13 of the 1994 Option Plan	Exhibit (g-3) to 2000 Form 10-K

10(h-1)	1995 Non-Employee Directors’ Non-Qualified Stock Option Plan (“1995 Option Plan”)	Exhibit 10(p) to Form 10

10(h-2)	Amendment to Section 10 of the 1995 Option Plan	Exhibit (h-2) to 2000 Form 10-K

10(i-1)	1997 Non-Employee Directors’ Non-Qualified Stock Option Plan (“1997 Option Plan”)	Exhibit 10(k) to 1998 Form 10-K

10(i-2)	Amendment to Section 9 of the 1997 Option Plan	Exhibit 10(i-2) to 2000 Form 10-K

10(j-1)	Continuity Agreement dated as of June 22, 1998 between Sheldon I. Cammaker and EMCOR (“Cammaker Continuity Agreement”)	Exhibit 10(c) to the June 1998 Form 10-Q

10(j-2)	Amendment dated as of May 4, 1999 to Cammaker Continuity Agreement	Exhibit 10(i) to the June 1999 Form 10-Q

10(j-3)	Amendment dated as of March 1, 2007 to Cammaker Continuity Agreement	Exhibit 10(m-3) to the March 2007 Form 10-Q

10(k-1)	Continuity Agreement dated as of June 22, 1998 between R. Kevin Matz and EMCOR (“Matz Continuity Agreement”)	Exhibit 10(f) to the June 1998 Form 10-Q

10(k-2)	Amendment dated as of May 4, 1999 to Matz Continuity Agreement	Exhibit 10(m) to the June 1999 Form 10-Q

10(k-3)	Amendment dated as of January 1, 2002 to Matz Continuity Agreement	Exhibit 10(o-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“March 2002 Form 10-Q”)

10(k-4)	Amendment dated as of March 1, 2007 to Matz Continuity Agreement	Exhibit 10(n-4) to the March 2007 Form 10-Q

10(l-1)	Continuity Agreement dated as of June 22, 1998 between Mark A. Pompa and EMCOR (“Pompa Continuity Agreement”)	Exhibit 10(g) to the June 1998 Form 10-Q

10(l-2)	Amendment dated as of May 4, 1999 to Pompa Continuity Agreement	Exhibit 10(n) to the June 1999 Form 10-Q

10(l-3)	Amendment dated as of January 1, 2002 to Pompa Continuity Agreement	Exhibit 10(p-3) to the March 2002 Form 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Page Number

10(l-4)	Amendment dated as of March 1, 2007 to Pompa Continuity Agreement	Exhibit 10(o-4) to the March 2007 Form 10-Q

10(m-1)	Change of Control Agreement dated as of October 25, 2004 between Anthony Guzzi (“Guzzi”) and EMCOR (“Guzzi Continuity Agreement”)	Exhibit E to the Guzzi Letter Agreement

10(m-2)	Amendment dated as of March 1, 2007 to Guzzi Continuity Agreement	Exhibit 10(p-2) to the March 2007 Form 10-Q

10(n-1)	Amendment dated as of March 29, 2010 to Severance Agreement with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to Form 8-K (Date of Report March 29, 2010) (“March 2010 Form 8-K”)

10(n-2)	Amendment to Continuity Agreements and Severance Agreements with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10(q) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”)

10(o)	Letter Agreement dated May 25, 2010 between EMCOR and Frank T. MacInnis	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report May 25, 2010)

10(p-1)	Incentive Plan for Senior Executive Officers of EMCOR Group, Inc. (“Incentive Plan for Senior Executives”)	Exhibit 10.3 to Form 8-K (Date of Report March 4, 2005)

10(p-2)	First Amendment to Incentive Plan for Senior Executives	Exhibit 10(t) to 2005 Form 10-K

10(p-3)	Amendment made February 27, 2008 to Incentive Plan for Senior Executive Officers	Exhibit 10(r-3) to 2008 Form 10-K

10(p-4)	Amendment made December 22, 2008 to Incentive Plan for Senior Executive Officers	Exhibit 10(r-4) to 2008 Form 10-K

10(p-5)	Amendment made December 15, 2009 to Incentive Plan for Senior Executive Officers	Exhibit 10(r-5) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”)

10(p-6)	Suspension of Incentive Plan for Senior Executive Officers	Exhibit 10(r-5) to 2008 Form 10-K

10(q-1)	EMCOR Group, Inc. Long-Term Incentive Plan (“LTIP”)	Exhibit 10 to Form 8-K (Date of Report December 15, 2005)

10(q-2)	First Amendment to LTIP and updated Schedule A to LTIP	Exhibit 10(s-2) to 2008 Form 10-K

10(q-3)	Second Amendment to LTIP	Exhibit 10.2 to March 2010 Form 8-K

10(q-4)	Form of Certificate Representing Stock Units issued under LTIP	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”)

10(r-1)	2003 Non-Employee Directors’ Stock Option Plan	Exhibit A to EMCOR’s Proxy Statement for its Annual Meeting held on June 12, 2003 (“2003 Proxy Statement”)

10(r-2)	First Amendment to 2003 Non-Employee Directors’ Plan	Exhibit A to EMCOR’s Proxy Statement for its Annual Meeting held on June 12, 2003 (“2003 Proxy Statement”)

10(s-1)	2003 Management Stock Incentive Plan	Exhibit B to EMCOR’s 2003 Proxy Statement

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Page Number

10(s-2)	Amendments to 2003 Management Stock Incentive Plan	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 Form 10-K”)

10(s-3)	Second Amendment to 2003 Management Stock Incentive Plan	Exhibit 10(v-3) to 2006 Form 10-K

10(t)	Form of Stock Option Agreement evidencing grant of stock options under the 2003 Management Stock Incentive Plan	Exhibit 10.1 to Form 8-K (Date of Report January 3, 2005)

10(u)	Key Executive Incentive Bonus Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008 (“2008 Proxy Statement”)

10(v)	2005 Management Stock Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 16, 2005 (“2005 Proxy Statement”)

10(w)	First Amendment to 2005 Management Stock Incentive Plan	Exhibit 10(z) to 2006 Form 10-K

10(x-1)	2005 Stock Plan for Directors	Exhibit C to 2005 Proxy Statement

10(x-2)	First Amendment to 2005 Stock Plan for Directors	Exhibit 10(a)(a-2) to 2006 Form 10-K

10(x-3)	Consents on December 15, 2009 to Transfer Stock Options by Non-Employee Directors	Exhibit 10(z) to 2009 Form 10-K

10(y)	Option Agreement between EMCOR and Frank T. MacInnis dated May 5, 1999	Exhibit 4.4 to 2004 Form S-8 (Date of Report February 18, 2004) (“2004 Form S-8”)

10(z)	Form of EMCOR Option Agreement for Messrs. Frank T. MacInnis, Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa (collectively the “Executive Officers”) for options granted January 4, 1999, January 3, 2000 and January 2, 2001	Exhibit 4.5 to 2004 Form S-8

10(a)(a)	Form of EMCOR Option Agreement for Executive Officers granted December 14, 2001	Exhibit 4.6 to 2004 Form S-8

10(b)(b)	Form of EMCOR Option Agreement for Executive Officers granted January 2, 2002, January 2, 2003 and January 2, 2004	Exhibit 4.7 to 2004 Form S-8

10(c)(c)	Form of EMCOR Option Agreement for Directors granted June 19, 2002, October 25, 2002 and February 27, 2003	Exhibit 4.8 to 2004 Form S-8

10(d)(d)	Option Agreement dated October 25, 2004 between Guzzi and EMCOR	Exhibit A to Guzzi Letter

10(e)(e-1)	2007 Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 20, 2007

10(e)(e-2)	Option Agreement dated December 13, 2007 under 2007 Incentive Plan between Jerry E. Ryan and EMCOR	Exhibit 10(h)(h-2) to 2007 Form 10-K

10(e)(e-3)	Option Agreement dated December 15, 2008 under 2007 Incentive Plan between David Laidley and EMCOR	Exhibit 10.1 to Form 8-K (Date of Report December 15, 2008)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Page Number

10(e)(e-4)	Form of Option Agreement under 2007 Incentive Plan between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(h)(h-3) to 2007 Form 10-K

10(f)(f-1)	2010 Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held on June 11, 2010

10(f)(f-2)	Form of Option Agreement under 2010 Incentive Plan between EMCOR and each non-employee director with respect to grant of options upon re-election at June 11, 2010 Annual Meeting of Stockholders	Exhibit 10(i)(i-2) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

10(g)(g)	Form of letter agreement between EMCOR and each Executive Officer with respect to acceleration of options granted January 2, 2003 and January 2, 2004	Exhibit 10(b)(b) to 2004 Form 10-K

10(h)(h)	EMCOR Group, Inc. Employee Stock Purchase Plan	Exhibit C to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008

10(i)(i-1)	Certificate dated March 24, 2008 evidencing Phantom Stock Unit Award to Frank T. MacInnis	Exhibit 10(j)(j-1) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (“March 2008 Form 10-Q”)

10(i)(i-2)	Certificate dated March 24, 2008 evidencing Phantom Stock Unit Award to Anthony J. Guzzi	Exhibit 10(j)(j-2) to the March 2008 Form 10-Q

10(j)(j)	Certificate dated March 24, 2008 evidencing Stock Unit Award to Frank T. MacInnis	Exhibit 10(k)(k) to the March 2008 Form 10-Q

10(k)(k)	Form of Restricted Stock Award Agreement dated January 4, 2010 between EMCOR and each of Albert Fried, Jr., Richard F. Hamm, Jr., David H. Laidley, Jerry E. Ryan and Michael T. Yonker	Exhibit 10(l)(l) to 2009 Form 10-K

10(l)(l)	Form of Restricted Stock Award Agreement dated January 3, 2011 between EMCOR and each of Richard F. Hamm, Jr., David H. Laidley, Jerry E. Ryan and Michael T. Yonker	Exhibit 10(l)(l) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2010

10(m)(m)	Director Award Program Adopted May 13, 2011*	Page

10(n)(n)	Form of Restricted Stock Award Agreement dated June 1, 2011 under Director Award Program with each of Stephen W. Bershad, David A.B. Brown, Larry J. Bump, Albert Fried, Jr., Richard F. Hamm, Jr., David H. Laidley, Jerry E. Ryan and Michael T. Yonker*	Page

11	Computation of Basic EPS and Diluted EPS for the three and six months ended June 30, 2011 and 2010	Note 4 of the Notes to the Condensed Consolidated Financial Statements

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the President and Chief Executive Officer *	Page

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer *	Page

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer **	Page

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Page Number

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer **	Page

101

The following materials from EMCOR Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended

June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Equity and Comprehensive Income and (v) the Notes to Condensed Consolidated Financial Statements.***

Page

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