Form 10-Q
period 2011-09-30
EMCOR GROUP INC
filed 2011-10-27
CIK 105634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Applicable Only To Corporate Issuers

Number of shares of Common Stock outstanding as of the close of business on October 24, 2011:  66,711,018 shares.

EMCOR Group, Inc.

PART I.—FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2011 (Unaudited)	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$476,366	$710,836
Accounts receivable, net	1,138,777	1,090,927
Costs and estimated earnings in excess of billings on uncompleted contracts	108,233	88,253
Inventories	38,774	32,778
Prepaid expenses and other	64,165	57,373

Total current assets	1,826,315	1,980,167

Investments, notes and other long-term receivables	5,951	6,211

Property, plant and equipment, net	97,147	88,615

Goodwill	566,752	406,804

Identifiable intangible assets, net	380,621	245,089

Other assets	22,387	28,656

Total assets	$2,899,173	$2,755,542

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2011 (Unaudited)	December 31, 2010
LIABILITIES AND EQUITY

Current liabilities:
Borrowings under revolving credit facility	$—	$—
Current maturities of long-term debt and capital lease obligations	1,229	489
Accounts payable	398,560	416,715
Billings in excess of costs and estimated earnings on uncompleted contracts	429,191	456,690
Accrued payroll and benefits	194,496	192,407
Other accrued expenses and liabilities	211,730	166,398

Total current liabilities	1,235,206	1,232,699

Borrowings under revolving credit facility	150,000	150,000

Long-term debt and capital lease obligations	2,200	1,184

Other long-term obligations	261,890	208,814

Total liabilities	1,649,296	1,592,697

Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 69,300,611 and 68,954,426 shares issued, respectively	693	690
Capital surplus	437,488	427,613
Accumulated other comprehensive loss	(55,621)	(42,411)
Retained earnings	873,386	782,576
Treasury stock, at cost 2,308,461 and 2,293,875 shares, respectively	(16,691)	(15,525)

Total EMCOR Group, Inc. stockholders’ equity	1,239,255	1,152,943

Noncontrolling interests	10,622	9,902

Total equity	1,249,877	1,162,845

Total liabilities and equity	$2,899,173	$2,755,542

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)(Unaudited)

Three months ended September 30,	2011	2010
Revenues	$1,482,241	$1,220,083
Cost of sales	1,293,974	1,048,638

Gross profit	188,267	171,445
Selling, general and administrative expenses	131,780	113,320
Restructuring expenses	—	148
Impairment loss on goodwill and identifiable intangible assets	—	226,152

Operating income (loss)	56,487	(168,175)
Interest expense	(2,824)	(3,162)
Interest income	412	642
Gain on sale of equity investment	—	—

Income (loss) from continuing operations before income taxes	54,075	(170,695)
Income tax provision	21,014	844

Income (loss) from continuing operations	33,061	(171,539)
Income (loss) from discontinued operation, net of income taxes	8,422	(3,025)

Net income (loss) including noncontrolling interests	41,483	(174,564)
Less: Net income attributable to noncontrolling interests	(725)	(1,061)

Net income (loss) attributable to EMCOR Group, Inc.	$40,758	$(175,625)

Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.48	$(2.60)
From discontinued operation	0.13	(0.04)

Net income (loss) attributable to EMCOR Group, Inc. common stockholders	$0.61	$(2.64)

Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.47	$(2.60)
From discontinued operation	0.13	(0.04)

Net income (loss) attributable to EMCOR Group, Inc. common stockholders	$0.60	$(2.64)

Dividends declared per common share	$0.05	$—

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)(Unaudited)

Nine months ended September 30,	2011	2010
Revenues	$4,095,497	$3,551,218
Cost of sales	3,575,865	3,059,171

Gross profit	519,632	492,047
Selling, general and administrative expenses	370,164	342,934
Restructuring expenses	1,099	346
Impairment loss on goodwill and identifiable intangible assets	—	246,081

Operating income (loss)	148,369	(97,314)
Interest expense	(8,374)	(9,317)
Interest income	1,443	2,016
Gain on sale of equity investment	—	7,900

Income (loss) from continuing operations before income taxes	141,438	(96,715)
Income tax provision	53,999	27,712

Income (loss) from continuing operations	87,439	(124,427)
Income from discontinued operation, net of income taxes	8,742	836

Net income (loss) including noncontrolling interests	96,181	(123,591)
Less: Net income attributable to noncontrolling interests	(2,020)	(3,076)

Net income (loss) attributable to EMCOR Group, Inc.	$94,161	$(126,667)

Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.28	$(1.92)
From discontinued operation	0.13	0.01

Net income (loss) attributable to EMCOR Group, Inc. common stockholders	$1.41	$(1.91)

Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.24	$(1.92)
From discontinued operation	0.13	0.01

Net income (loss) attributable to EMCOR Group, Inc. common stockholders	$1.37	$(1.91)

Dividends declared per common share	$0.05	$—

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)(Unaudited)

Nine months ended September 30,	2011	2010
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$96,181	$(123,591)
Depreciation and amortization	19,990	19,020
Amortization of identifiable intangible assets	18,816	11,484
Deferred income taxes	4,141	(7,387)
Gain on sale of discontinued operation, net of income taxes	(9,021)	—
Gain on sale of equity investments	—	(12,409)
Excess tax benefits from share-based compensation	(859)	(304)
Equity income from unconsolidated entities	(1,015)	(594)
Non-cash expense for impairment of goodwill and identifiable intangible assets	—	246,081
Other non-cash items	4,806	7,118
Supplemental defined benefit plan contribution	—	(25,916)
Distributions from unconsolidated entities	576	866
Changes in operating assets and liabilities	(74,943)	(144,116)

Net cash provided by (used in) operating activities	58,672	(29,748)

Cash flows from investing activities:
Payments for acquisitions of businesses, net of cash acquired, and related earn-out agreements	(301,828)	(11,465)
Proceeds from sale of discontinued operation, net of cash sold	26,627	—
Proceeds from sale of equity investments	—	25,570
Proceeds from sale of property, plant and equipment	375	532
Purchase of property, plant and equipment	(19,495)	(13,970)
Investments in and advances to unconsolidated entities and joint ventures	(28)	(65)

Net cash (used in) provided by investing activities	(294,349)	602

Cash flows from financing activities:
Proceeds from revolving credit facility	—	153,000
Repayments of revolving credit facility	—	(3,000)
Repayments of long-term debt and debt issuance costs	(16)	(200,824)
Repayments of capital lease obligations	(655)	(273)
Payment for contingent consideration arrangement	(1,118)	—
Proceeds from exercise of stock options	1,997	1,119
Shares tendered to satisfy minimum tax withholding	(1,256)	(875)
Issuance of common stock under employee stock purchase plan	1,722	1,750
Distributions to noncontrolling interests	(1,300)	(1,700)
Excess tax benefits from share-based compensation	859	304

Net cash provided by (used in) financing activities	233	(50,499)

Effect of exchange rate changes on cash and cash equivalents	974	(6,219)

Decrease in cash and cash equivalents	(234,470)	(85,864)
Cash and cash equivalents at beginning of year	710,836	726,975

Cash and cash equivalents at end of period	$476,366	$641,111

Supplemental cash flow information:
Cash paid for:
Interest	$6,613	$6,823
Income taxes	$41,544	$62,985
Non-cash financing activities:
Assets acquired under capital lease obligations	$839	$—
Contingent purchase price accrued	$1,610	$1,479
Common stock dividends declared	$3,351	$—

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)(Unaudited)

			EMCOR Group, Inc. Stockholders
					Accumulated
					other
		Comprehensive	Common	Capital	comprehensive	Retained	Treasury	Noncontrolling
	Total	income (loss)	stock	surplus	(loss) income (1)	earnings	stock	interests
Balance, January 1, 2010	$1,226,466		$687	$416,267	$(52,699)	$869,267	$(15,451)	$8,395
Net (loss) income including noncontrolling interests	(123,591)	$(123,591)	—	—	—	(126,667)	—	3,076
Foreign currency translation adjustments	1,877	1,877	—	—	1,877	—	—	—
Pension adjustment, net of tax of $2.9 million	7,268	7,268	—	—	7,268	—	—	—
Deferred gain on cash flow hedge, net of tax of $0.4 million	549	549	—	—	549	—	—	—

Comprehensive loss		(113,897)
Less: Net income attributable to noncontrolling interests		(3,076)

Comprehensive loss attributable to EMCOR		$(116,973)

Treasury stock, at cost (3)	(875)		—	—	—	—	(875)	—
Common stock issued under share-based compensation plans (4)	1,321		2	1,077	—	—	242	—
Common stock issued under employee stock purchase plan	1,750		—	1,750	—	—	—	—
Distributions to noncontrolling interests	(1,700)		—	—	—	—	—	(1,700)
Share-based compensation expense	5,046		—	5,046	—	—	—	—

Balance, September 30, 2010	$1,118,111		$689	$424,140	$(43,005)	$742,600	$(16,084)	$9,771

Balance, January 1, 2011	$1,162,845		$690	$427,613	$(42,411)	$782,576	$(15,525)	$9,902
Net income including noncontrolling interests	96,181	$96,181	—	—	—	94,161	—	2,020
Foreign currency translation adjustments (2)	(14,204)	(14,204)	—	—	(14,204)	—	—	—
Pension adjustment, net of tax of $0.4 million	994	994	—	—	994	—	—	—

Comprehensive income		82,971
Less: Net income attributable to noncontrolling interests		(2,020)

Comprehensive income attributable to EMCOR		$80,951

Treasury stock, at cost (3)	(1,256)		—	—	—	—	(1,256)	—
Common stock issued under share-based compensation plans (4)	4,163		3	4,070	—	—	90	—
Common stock issued under employee stock purchase plan	1,722		—	1,722	—	—	—	—
Common stock dividends declared	(3,351)		—	—	—	(3,351)	—	—
Distributions to noncontrolling interests	(1,300)		—	—	—	—	—	(1,300)
Share-based compensation expense	4,083		—	4,083	—	—	—	—

Balance, September 30, 2011	$1,249,877		$693	$437,488	$(55,621)	$873,386	$(16,691)	$10,622

(1)	Represents cumulative foreign currency translation adjustments, pension liability adjustments and deferred gain on interest rate swap.
(2)	Includes a $15.5 million foreign currency translation reversal relating to the disposition of our Canadian subsidiary, which was included as part of the gain on sale of discontinued operation.
(3)	Represents value of shares of common stock withheld by EMCOR for income tax withholding requirements upon the issuance of shares in respect of restricted stock units.
(4)	Includes the tax benefit associated with share-based compensation of $1.2 million and $0.2 million for the nine months ended September 30, 2011 and 2010, respectively.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly our financial position and the results of our operations. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

The results of operations for all periods presented reflect discontinued operations accounting due to the sale of our entire stock interest in our Canadian subsidiary on August 2, 2011.

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

In June 2011, an accounting pronouncement was issued by the FASB to update existing guidance on comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of our Condensed Consolidated Statements of Equity and Comprehensive Income, which is our current presentation. It requires companies to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two statement approach, the first statement should present total net

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 2 New Accounting Pronouncements – (continued)

income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. This pronouncement is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011, but early adoption is permitted. The adoption of this pronouncement will not have any effect on our financial condition or results of operations, though it will change our financial statement presentation.

In September 2011, an accounting pronouncement was issued by the FASB to update the disclosure requirements of an employer which participates in multiemployer pension plans. This new pronouncement will require the disclosure of: (a) the amount of employer contributions made to each significant plan and to all plans in the aggregate; (b) an indication of whether the employer’s contributions represent more than five percent of the total contributions to the plan; (c) an indication of which plans, if any, are subject to a funding improvement plan; (d) the expiration date(s) of collective bargaining agreement(s) and any minimum funding arrangements; (e) the most recent funded status of the plan; and (f) a description of the nature and effect of any changes affecting comparability for each period in which a statement of operations is presented. The enhanced disclosures will be required for fiscal years ending after December 15, 2011. The adoption of this pronouncement will not have any effect on our financial condition or results of operations, though it will require enhanced disclosures in our notes to consolidated financial statements.

In September 2011, an accounting pronouncement was issued by the FASB to simplify how a company is required to test goodwill for impairment. Companies will now have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. This pronouncement is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We have not determined whether we will follow this guidance in our future impairment testing.

NOTE 3 Acquisitions of Businesses

On June 30, 2011, we completed the acquisition of USM Services Holdings, Inc. (“USM”) from Transfield Services Limited. USM is a leading provider of facilities maintenance solutions in North America and is based in Norristown, Pennsylvania. Under the terms of the transaction, we acquired 100% of USM’s stock for total consideration of $255.0 million, utilizing our cash on hand, subject to a working capital adjustment. This acquisition has been accounted for using the acquisition method of accounting. We acquired working capital of $8.4 million and other net liabilities of $21.3 million, and have preliminarily ascribed $133.5 million to goodwill and $134.4 million to identifiable intangible assets in connection with this acquisition, which has been included in our United States facilities services segment. According to certain provisions of the stock purchase agreement, we are to be indemnified for certain costs. We have not yet completed the final allocation of the purchase price related to the USM acquisition. As we finalize the purchase price allocation, it is anticipated that additional purchase price adjustments will be recorded relating to finalization of intangible asset valuations, tax matters and other items. Such adjustments will be recorded during the measurement period. The finalization of the purchase price accounting assessment will result in changes in the valuation of assets and liabilities acquired.

In connection with this acquisition, we incurred approximately $0.1 million and $4.6 million of transaction related expenses during the three and nine months ended September 30, 2011, respectively, which have been classified as a component of “Selling, general and administrative expenses” on the Condensed Consolidated Statements of Operations.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3 Acquisitions of Businesses – (continued)

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

NOTE 4 Disposition of Assets

Results of our Canadian operations for the three and nine months ended September 30, 2011 and 2010 are presented in our Condensed Consolidated Financial Statements as discontinued operations.

On August 2, 2011, we sold our entire stock interest in our Canadian subsidiary, which represents our Canada construction segment, to a group of investors, including members of its management team. We received approximately $17.2 million in payment for the shares and expect to receive an additional $0.1 million. In addition, we also received approximately $26.4 million in repayment of indebtedness owed by our Canadian subsidiary to us. Proceeds from the sale of discontinued operation, net of cash sold, totaled $26.6 million. Included in the net income (loss) from discontinued operation for the three and nine months ended September 30, 2011 was a gain on sale of $9.0 million (net of income tax provision of $2.9 million) resulting from the sale of the subsidiary. (Loss) income from discontinued operation includes income tax provision (benefits) of $0.4 million and $(3.2) million for the three months ended September 30, 2011 and 2010, respectively, and $(0.3) million and $(0.6) million for the nine months ended September 30, 2011 and 2010, respectively. The gain on sale of discontinued operation includes $15.5 million related to amounts previously reported in the foreign translation adjustment component of accumulated other comprehensive income.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4 Disposition of Assets – (continued)

The components of the results of discontinued operations for the Canada construction segment are as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011 (1)	2010	2011 (1)	2010
Revenues	$19,312	$57,194	$118,214	$213,920
(Loss) income from discontinued operation (net of income taxes)	$(599)	$(3,025)	$(279)	$836
Gain on sale of discontinued operation (net of income taxes)	$9,021	$—	$9,021	$—
Net income (loss) from discontinued operation	$8,422	$(3,025)	$8,742	$836
Diluted earnings (loss) per share from discontinued operation	$0.13	$(0.04)	$0.13	$0.01

(1)	Through the date of sale, August 2, 2011.

Included in the Consolidated Balance Sheets at December 31, 2010 are the following major classes of assets and liabilities associated with the discontinued operation (in thousands):

December 31,
2010
Assets of discontinued operation:
Current assets	$99,173
Non-current assets	$3,827

Liabilities of discontinued operation:
Current liabilities	$53,853
Non-current liabilities	$4,108

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5 Earnings Per Share

Calculation of Basic and Diluted Earnings per Common Share

The following table summarizes our calculation of Basic and Diluted Earnings (Loss) per Common Share (“EPS”) for the three and nine months ended September 30, 2011 and 2010 (in thousands, except share and per share data):

	For the three months ended September 30,
	2011	2010
Numerator:
Income (loss) from continuing operations attributable to EMCOR Group, Inc. common stockholders	$32,336	$(172,600)
Income (loss) from discontinued operation	8,422	(3,025)

Net income (loss) attributable to EMCOR Group, Inc. available to common stockholders	$40,758	$(175,625)

Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	66,956,575	66,400,105
Effect of diluted securities - Share-based awards	1,458,621	—

Shares used to compute diluted earnings per common share	68,415,196	66,400,105

Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.48	$(2.60)
From discontinued operation	0.13	(0.04)

Net income (loss) attributable to EMCOR Group, Inc. available to common stockholders	$0.61	$(2.64)

Diluted earnings (loss) per share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.47	$(2.60)
From discontinued operation	0.13	(0.04)

Net income (loss) attributable to EMCOR Group, Inc. available to common stockholders	$0.60	$(2.64)

	For the nine months ended September 30,
	2011	2010
Numerator:
Income (loss) from continuing operations attributable to EMCOR Group, Inc. common stockholders	$85,419	$(127,503)
Income from discontinued operation	8,742	836

Net income (loss) attributable to EMCOR Group, Inc. available to common stockholders	$94,161	$(126,667)

Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	66,871,872	66,344,180
Effect of diluted securities - Share-based awards	1,658,301	—

Shares used to compute diluted earnings per common share	68,530,173	66,344,180

Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.28	$(1.92)
From discontinued operation	0.13	0.01

Net income (loss) attributable to EMCOR Group, Inc. available to common stockholders	$1.41	$(1.91)

Diluted earnings (loss) per share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.24	$(1.92)
From discontinued operation	0.13	0.01

Net income (loss) attributable to EMCOR Group, Inc. available to common stockholders	$1.37	$(1.91)

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5 Earnings Per Share – (continued)

There were 571,443 and 220,096 anti-dilutive stock options and/or restricted stock units that were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2011, respectively. The effect of 1,605,848 and 1,614,979 of common stock equivalents has been excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2010, respectively, due to our net loss position in these periods. Assuming dilution, there were 471,347 and 311,347 anti-dilutive stock options excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2010, respectively.

NOTE 6 Inventories

Inventories consist of the following amounts (in thousands):

	September 30, 2011	December 31, 2010
Raw materials and construction materials	$20,135	$17,749
Work in process	18,639	15,029

	$38,774	$32,778

NOTE 7 Investments, Notes and Other Long-Term Receivables

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

NOTE 8 Goodwill and Identifiable Intangible Assets

The changes in the carrying amount of goodwill by reportable segments were as follows (in thousands):

	United States electrical construction and facilities services segment	United States mechanical construction and facilities services segment	United States facilities services segment	Total
Balance at January 1, 2011	$3,823	$175,175	$227,806	$406,804
Acquisitions, earn-out and purchase price adjustments	—	23,271	136,677	159,948

Balance at September 30, 2011	$3,823	$198,446	$364,483	$566,752

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8 Goodwill and Identifiable Intangible Assets – (continued)

There may be contingent payments associated with the future performance of certain acquired entities, which may result in an increase to goodwill. During the nine months ended September 30, 2011, pursuant to the purchase method of accounting, we recorded an aggregate of $1.6 million, by reason of earn-out obligations in respect of a prior acquisition, which increased goodwill associated with this acquisition.

Identifiable intangible assets consist of the following (in thousands):

	September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charge	Total
Contract backlog	$47,440	$(40,135)	$—	$7,305
Developed technology	95,661	(18,659)	—	77,002
Customer relationships	256,436	(41,141)	(2,029)	213,266
Non-competition agreements	8,224	(7,191)	—	1,033
Trade names (amortized)	17,244	(853)	—	16,391
Trade names (unamortized)	112,600	—	(46,976)	65,624

Total	$537,605	$(107,979)	$(49,005)	$380,621

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charge	Total
Contract backlog	$42,813	$(35,835)	$—	$6,978
Developed technology	91,000	(14,977)	—	76,023
Customer relationships	133,611	(31,681)	(2,029)	99,901
Non-competition agreements	8,807	(6,670)	—	2,137
Trade names (amortized)	—	—	—	—
Trade names (unamortized)	107,026	—	(46,976)	60,050

Total	$383,257	$(89,163)	$(49,005)	$245,089

Identifiable intangible assets attributable to companies acquired in 2011 and 2010 have been preliminarily valued at $157.0 million and $29.4 million, respectively. See Note 3 – Acquisitions of Businesses of the notes to consolidated financial statements for additional information. The identifiable intangible amounts are amortized on a straight-line basis. The amortization periods range from 17 months to 32 months for contract backlog, 20 years for developed technology, 5 to 20 years for customer relationships, 3 to 7 years for non-competition agreements and 7 years for amortizable trade names.

Amortization expense related to identifiable intangible assets was $7.7 million and $18.8 million for the three and nine months ended September 30, 2011, respectively. The following table presents the estimated future amortization expense of identifiable intangible assets for the remainder of 2011 and in the following years (in thousands):

Remainder of 2011	$7,668
2012	30,059
2013	25,498
2014	24,209
2015	24,136
2016	22,859
Thereafter	180,568

$314,997

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9 Debt

Debt in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

	September 30, 2011	December 31, 2010
2010 Revolving Credit Facility	$150,000	$150,000
Capitalized lease obligations	3,422	1,649
Other	7	24

	153,429	151,673
Less: current maturities	1,229	489

	$152,200	$151,184

Credit Facilities

Until February 4, 2010, we had a revolving credit facility (the “Old Revolving Credit Facility”) as amended, which provided for a credit facility of $375.0 million. Effective February 4, 2010, we replaced the Old Revolving Credit Facility that was due to expire October 17, 2010 with an amended and restated $550.0 million revolving credit facility (the “2010 Revolving Credit Facility”). The 2010 Revolving Credit Facility expires in February 2013. It permits us to increase our borrowing to $650.0 million if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $175.0 million of the borrowing capacity under the 2010 Revolving Credit Facility to letters of credit, which amount compares to $125.0 million under the Old Revolving Credit Facility. The 2010 Revolving Credit Facility is guaranteed by certain of our direct and indirect subsidiaries and is secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2010 Revolving Credit Facility contains various covenants requiring, among other things, maintenance of certain financial ratios and certain restrictions with respect to payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee of 0.5% is payable on the average daily unused amount of the 2010 Revolving Credit Facility. Borrowings under the 2010 Revolving Credit Facility bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at September 30, 2011) plus 1.75% to 2.25%, based on certain financial tests or (2) United States dollar LIBOR (0.24% at September 30, 2011) plus 2.75% to 3.25%, based on certain financial tests. The interest rate in effect at September 30, 2011 was 2.99%. Letter of credit fees issued under this facility range from 2.75% to 3.25% of the respective face amounts of the letters of credit issued and are charged based on certain financial tests. We capitalized approximately $6.0 million of debt issuance costs associated with the 2010 Revolving Credit Facility. This amount is being amortized over the life of the facility and is included as part of interest expense. In connection with the termination of the Old Revolving Credit Facility, less than $0.1 million was attributable to the acceleration of amortization of debt issuance costs and was recorded as part of interest expense. As of September 30, 2011 and December 31, 2010, we had approximately $78.6 million and $82.4 million of letters of credit outstanding, respectively. We have borrowings of $150.0 million outstanding under the 2010 Revolving Credit Facility at September 30, 2011, which may remain outstanding at our discretion until the 2010 Revolving Credit Facility expires.

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

NOTE 10 Derivative Instrument and Hedging Activity

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

We paid a fixed rate on the Swap Agreement of 2.225% and received a floating rate of 30 day LIBOR on the notional amount. A portion of the interest rate swap had been designated as an effective cash flow hedge, whereby changes in the cash flows from the swap perfectly offset the changes in the cash flows associated with the floating rate of interest (see Note 9, “Debt”). The fair value of the interest rate swap at September 30, 2010 was a net liability of $0.1 million. This liability reflected the interest rate swap’s termination value as the credit value adjustment for counterparty nonperformance was immaterial. We had no obligation to post any collateral related to this derivative. The fair value of the interest rate swap was based upon the valuation technique known as the market standard methodology of netting the discounted future fixed cash flows and the discounted expected variable cash flows. The variable cash flows were based on an expectation of future interest rates (forward curves) derived from observable interest rate curves. In addition, we had incorporated a credit valuation adjustment into our calculation of fair value of the interest rate swap. This adjustment recognized both our nonperformance risk and the counterparty’s nonperformance risk. The net liability was included in “Other accrued expenses and liabilities” on our Condensed Consolidated Balance Sheet. Accumulated other comprehensive loss at September 30, 2010 included the accumulated loss, net of income taxes, on the cash flow hedge, of $0.04 million. For the three and nine months ended September 30, 2010, we recognized $0.02 million and $0.2 million, respectively, of income associated with the ineffective portion of the interest rate swap as part of interest expense.

As of September 30, 2011 and December 31, 2010, we had no derivatives and/or hedging instruments outstanding.

NOTE 11 Fair Value Measurements

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

At September 30, 2011 and December 31, 2010, we had $383.5 million and $623.4 million, respectively, in money market funds, included within Cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets, which are Level 1 assets.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 11 Fair Value Measurements – (continued)

We believe that the carrying values of our financial instruments, which include accounts receivable and other financing commitments, approximate their fair values due primarily to their short-term maturities and low risk of counterparty default. The carrying value of our borrowings under the 2010 Revolving Credit Facility approximates the fair value due to the variable rate on such debt.

We measured the fair value of our derivative instrument on a recurring basis. At September 30, 2010, the $0.1 million fair value of the interest rate swap was determined using Level 2 inputs. There were no derivatives outstanding as of September 30, 2011 and December 31, 2010.

NOTE 12 Income Taxes

For the three months ended September 30, 2011 and 2010, our income tax provisions on income from continuing operations before income taxes were $21.0 million and $0.8 million, respectively, based on effective income tax rates, before discrete items and the tax effect of non-cash impairment charges in 2010, of 38.6% and 37.8%, respectively. The actual income tax rates on income from continuing operations before income taxes, less amounts attributable to noncontrolling interests, for the three months ended September 30, 2011 and 2010, inclusive of discrete items and the tax effect of non-cash impairment charges in 2010, were 39.4% and 0.5%, respectively. For the nine months ended September 30, 2011 and 2010, our income tax provisions on income from continuing operations before income taxes were $54.0 million and $27.7 million, respectively, based on an effective income tax rate, before discrete items and the tax effect of non-cash impairment charges in 2010, of 38.6% and 37.8%, respectively. The actual income tax rates on income from continuing operations before income taxes, less amounts attributable to noncontrolling interests, for the nine months ended September 30, 2011 and 2010, inclusive of discrete items and the tax effect of non-cash impairment charges in 2010, were 38.7% and 27.8%, respectively. The increase in the 2011 income tax provisions on income from continuing operations before income taxes for both periods was primarily due to an increase in income before income taxes, the effect of a change in the United Kingdom statutory tax rate and a change in the allocation of earnings among various jurisdictions. The 2010 effective income tax rates were impacted by the non-cash impairment charge related to goodwill, as substantially all of this charge was not deductible for tax purposes.

As of September 30, 2011 and December 31, 2010, the amount of unrecognized income tax benefits for each period was $5.6 million and $6.5 million, respectively (of which $3.3 million and $4.2 million, respectively, if recognized, would favorably affect our effective income tax rate).

We recognized interest expense related to unrecognized income tax benefits in the income tax provision. As of September 30, 2011 and December 31, 2010, we had approximately $2.4 million and $2.3 million, respectively, of accrued interest related to unrecognized income tax benefits included as a liability on the Condensed Consolidated Balance Sheets. For each of the three months ended September 30, 2011 and 2010, $0.1 million and $0.2 million, respectively, of interest expense was reversed. For each of the nine months ended September 30, 2011 and 2010, $0.1 million of interest expense was recognized.

It is possible that approximately $0.5 million of unrecognized income tax benefits at September 30, 2011, primarily relating to uncertain tax positions attributable to compensation related accruals, will become recognized income tax benefits in the next twelve months due to the expiration of applicable statutes of limitations.

We file income tax returns with the Internal Revenue Service and various state, local and foreign jurisdictions. The Company is currently under examination by various states for the years 2006 through 2009. We are still subject to audit of our federal income tax returns by the Internal Revenue Service for the years 2008 through 2010.

NOTE 13 Common Stock

As of September 30, 2011 and December 31, 2010, 66,992,150 and 66,660,551 shares of our common stock were outstanding, respectively.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13 Common Stock – (continued)

For the three months ended September 30, 2011 and 2010, 104,261 and 82,708 shares of common stock, respectively, were issued upon the exercise of stock options. For the nine months ended September 30, 2011 and 2010, 312,136 and 219,049 shares of common stock, respectively, were issued upon the exercise of stock options, upon the satisfaction of required conditions under certain of our share-based compensation plans and upon the grants of shares of common stock.

On September 26, 2011, our Board of Directors declared a dividend of $0.05 per common share, payable on October 25, 2011, to shareholders of record as of the close of business on October 11, 2011. The dividend payable aggregated approximately $3.4 million, which is included in “Other accrued expenses and liabilities” with an offset to “Retained Earnings” on the Condensed Consolidated Balance Sheets. The Board of Directors also authorized the Company to repurchase up to $100.0 million of its outstanding common stock. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. The repurchase program will be funded from the Company’s internal funds.

NOTE 14 Retirement Plans

Our United Kingdom subsidiary has a defined benefit pension plan covering all eligible employees (the “UK Plan”); however, no individual joining the company after October 31, 2001 may participate in the UK Plan. On May 31, 2010, we curtailed the future accrual of benefits for active employees under this plan. As a result of this curtailment, we recognized a reduction of the projected benefit obligation and recorded a curtailment gain of $6.4 million, which will be amortized in the future through net periodic pension cost. This defined benefit pension plan was replaced by a defined contribution plan.

Components of Net Periodic Pension Benefit Cost

The components of net periodic pension benefit cost of the UK Plan for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Service cost	$—	$—	$—	$1,445
Interest cost	3,340	3,290	10,057	10,044
Expected return on plan assets	(3,383)	(3,145)	(10,183)	(9,040)
Amortization of unrecognized loss	391	375	1,176	2,518

Net periodic pension benefit cost	$348	$520	$1,050	$4,967

Employer Contributions

For the nine months ended September 30, 2011, our United Kingdom subsidiary contributed $4.1 million to the UK Plan. It anticipates contributing an additional $1.6 million during the remainder of 2011.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 15 Commitments and Contingencies

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

NOTE 16 Segment Information

We have the following reportable segments which provide services associated with the design, integration, installation, start-up, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; water and wastewater treatment and central plant heating and cooling); (c) United States facilities services; (d) United Kingdom construction and facilities services; and (e) Other international construction and facilities services. The segment “United States facilities services” principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers’ facilities (industrial maintenance and services; outage services to utilities and industrial plants; commercial and government site-based operations and maintenance; military base operations support services; mobile maintenance and services; interior floor care and janitorial services; exterior landscaping, lot sweeping and snow removal; facilities management; installation and support for building systems; program development, management and maintenance for energy systems; technical consulting and diagnostic services; infrastructure and building projects for federal, state and local governmental agencies and bodies; small modification and retrofit projects; and retrofit projects to comply with clean air laws), which services are not generally related to customers’ construction programs, as well as industrial services operations, which primarily provide aftermarket maintenance and repair services, replacement parts and fabrication services for highly engineered shell and tube heat exchangers for refineries and the petrochemical industry. The United Kingdom and Other international construction and facilities services segments perform electrical construction, mechanical construction and facilities services. On August 2, 2011, we sold our Canadian subsidiary, which represented our Canada construction segment and which performed electrical construction and mechanical construction. Our “Other international construction and facilities services” segment consisted of our equity interest in a Middle East venture, which interest we sold in June 2010.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 16 Segment Information – (continued)

The following tables present information about industry segments and geographic areas for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	For the three months ended September 30,
	2011	2010
Revenues from unrelated entities:
United States electrical construction and facilities services	$290,337	$301,183
United States mechanical construction and facilities services	516,587	431,485
United States facilities services	536,131	375,011

Total United States operations	1,343,055	1,107,679
United Kingdom construction and facilities services	139,186	112,404
Other international construction and facilities services	—	—

Total worldwide operations	$1,482,241	$1,220,083

Total revenues:
United States electrical construction and facilities services	$292,227	$304,436
United States mechanical construction and facilities services	518,066	433,487
United States facilities services	546,064	380,991
Less intersegment revenues	(13,302)	(11,235)

Total United States operations	1,343,055	1,107,679
United Kingdom construction and facilities services	139,186	112,404
Other international construction and facilities services	—	—

Total worldwide operations	$1,482,241	$1,220,083

	For the nine months ended September 30,
	2011	2010
Revenues from unrelated entities:
United States electrical construction and facilities services	$865,390	$848,136
United States mechanical construction and facilities services	1,407,992	1,271,237
United States facilities services	1,437,170	1,097,303

Total United States operations	3,710,552	3,216,676
United Kingdom construction and facilities services	384,945	334,542
Other international construction and facilities services	—	—

Total worldwide operations	$4,095,497	$3,551,218

Total revenues:
United States electrical construction and facilities services	$870,234	$854,918
United States mechanical construction and facilities services	1,413,780	1,276,407
United States facilities services	1,456,426	1,112,683
Less intersegment revenues	(29,888)	(27,332)

Total United States operations	3,710,552	3,216,676
United Kingdom construction and facilities services	384,945	334,542
Other international construction and facilities services	—	—

Total worldwide operations	$4,095,497	$3,551,218

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 16 Segment Information – (continued)

	For the three months ended September 30,
	2011	2010
Operating income (loss):
United States electrical construction and facilities services	$17,137	$25,435
United States mechanical construction and facilities services	33,527	27,845
United States facilities services	17,155	13,272

Total United States operations	67,819	66,552
United Kingdom construction and facilities services	1,757	1,752
Other international construction and facilities services	—	—
Corporate administration	(13,089)	(10,179)
Restructuring expenses	—	(148)
Impairment loss on goodwill and identifiable intangible assets	—	(226,152)

Total worldwide operations	56,487	(168,175)

Other corporate items:
Interest expense	(2,824)	(3,162)
Interest income	412	642
Gain on sale of equity investment	—	—

Income (loss) from continuing operations before income taxes	$54,075	$(170,695)

	For the nine months ended September 30,
	2011	2010
Operating income (loss):
United States electrical construction and facilities services	$57,983	$51,844
United States mechanical construction and facilities services	79,513	76,796
United States facilities services	47,314	46,993

Total United States operations	184,810	175,633
United Kingdom construction and facilities services	8,150	11,120
Other international construction and facilities services	—	(99)
Corporate administration	(43,492)	(37,541)
Restructuring expenses	(1,099)	(346)
Impairment loss on goodwill and identifiable intangible assets	—	(246,081)

Total worldwide operations	148,369	(97,314)

Other corporate items:
Interest expense	(8,374)	(9,317)
Interest income	1,443	2,016
Gain on sale of equity investment	—	7,900

Income (loss) from continuing operations before income taxes	$141,438	$(96,715)

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 16 Segment Information – (continued)

	September 30, 2011	December 31, 2010
Total assets:
United States electrical construction and facilities services	$293,327	$295,091
United States mechanical construction and facilities services	696,580	577,299
United States facilities services	1,223,505	866,044

Total United States operations	2,213,412	1,738,434
Canada construction segment	—	103,000
United Kingdom construction and facilities services	201,675	201,620
Other international construction and facilities services	—	—
Corporate administration	484,086	712,488

Total worldwide operations	$2,899,173	$2,755,542

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We are one of the largest electrical and mechanical construction and facilities services firms in the United States, the United Kingdom and in the world. We provide services to a broad range of commercial, industrial, utility and institutional customers through over 70 operating subsidiaries and joint venture entities. Our offices are located in the United States and the United Kingdom. In Canada, we previously carried on business through a subsidiary, which we sold in August 2011, and in the Middle East, we previously carried on a business through a venture, which we sold in June 2010.

The results of operations for all periods presented reflect: (a) discontinued operations accounting, due to the sale of our entire stock interest in our Canadian subsidiary on August 2, 2011, and (b) certain reclassifications of prior period amounts to conform to current year presentation.

Overview

The following table presents selected financial data for the three months ended September 30, 2011 and 2010 (in thousands, except percentages and per share data):

	September 30,
	2011	2010
Revenues	$1,482,241	$1,220,083
Revenues increase (decrease) from prior year	21.5%	(5.5)%
Impairment loss on goodwill and identifiable intangible assets	$—	$226,152
Operating income (loss)	$56,487	$(168,175)
Operating income (loss) as a percentage of revenues	3.8%	(13.8)%
Net income (loss) attributable to EMCOR Group, Inc.	$40,758	$(175,625)
Diluted earnings per common share from continuing operations	$0.47	$(2.60)

The results of our operations for the third quarter of 2011 reflect an increase in revenues, operating income, operating margin (operating income as a percentage of revenues) and net income compared to the same period in 2010. The increase in revenues for the 2011 third quarter, when compared to the prior year’s third quarter, was primarily attributable to: (a) revenues of $145.4 million attributable to companies acquired in 2011 and 2010, (b) higher revenues within our United States facilities services and United States mechanical construction and facilities services segments (excluding companies acquired in 2011 and 2010) and (c) higher revenues within our United Kingdom construction and facilities services segment. This increase in revenues was partially offset by a decrease in revenues from our United States electrical construction and facilities services segment.

The increase in operating income and operating margin for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, is primarily attributable to: (a) the recognition of a $226.2 million non-cash impairment charge related to goodwill and identifiable intangible assets in the third quarter of 2010. Excluding the non-cash impairment charge, operating income decreased slightly due to lower operating income from our United States electrical construction and facilities services segment, which benefited in 2010 from the favorable resolution of uncertainties on certain construction projects at or nearing completion. This decrease was partially offset by an increase in operating income from: (a) our United States facilities services and our United States mechanical construction and facilities segments (excluding companies acquired in 2011 and 2010) and (b) companies acquired in 2011 and 2010. Net cash provided by operating activities for the nine months ended September 30, 2011 of $58.7 million, compared to $29.7 million of net cash used in operating activities for the nine months ended September 30, 2010, was primarily due to a reduction in incentive compensation paid in 2011 compared to 2010 and a one-time supplemental contribution of $25.9 million to the United Kingdom defined benefit pension plan in the second quarter of 2010.

We completed the acquisition of two companies during 2011. On June 30, 2011, we acquired USM Services Holdings, Inc. (“USM”), which is a leading provider of facility maintenance services, and its results have been included in our United States facilities services segment since the date of its acquisition. The other company was acquired on January 31, 2011, which primarily provides mechanical construction services, and its results have been included in our United States mechanical construction and facilities services segment since the date of its acquisition. Both of these acquisitions expand our service capabilities into new geographical and technical areas and are not material to our results of operations for the periods presented.

On August 2, 2011, we sold our entire stock interest in our Canadian subsidiary, which represents our Canada construction segment, to a group of investors, including members of its management team. We received approximately $17.2 million in payment for the shares and expect to receive an additional $0.1 million. In addition, we also received approximately $26.4 million in repayment of indebtedness owed by our Canadian subsidiary to us. Net income from discontinued operation for the three months ended September 30, 2011 was $8.4 million. Included in the net income from discontinued operation for the three months ended September 30, 2011 was a gain on sale of $9.0 million (net of income tax provision of $2.9 million) resulting from the sale of the subsidiary.

On September 26, 2011, our Board of Directors declared a dividend of $0.05 per common share, payable on October 25, 2011, to shareholders of record as of the close of business on October 11, 2011. The dividend payable aggregated approximately $3.4 million, which is included in “Other accrued expenses and liabilities” with an offset to “Retained Earnings” on the Condensed Consolidated Balance Sheets. The Board of Directors also authorized the Company to repurchase up to $100.0 million of its outstanding common stock. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. The repurchase program will be funded from the Company’s internal funds.

Operating Segments

We have the following reportable segments which provide services associated with the design, integration, installation, start-up, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; water and wastewater treatment and central plant heating and cooling); (c) United States facilities services; (d) United Kingdom construction and facilities services; and (e) Other international construction and facilities services. The segment “United States facilities services” principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers’ facilities (industrial maintenance and services; outage services to utilities and industrial plants; commercial and government site-based operations and maintenance; military base operations support services; mobile maintenance and services; interior floor care and janitorial services; exterior landscaping, lot sweeping and snow removal; facilities management; installation and support for building systems; program development, management and maintenance for energy systems; technical consulting and diagnostic services; infrastructure and building projects for federal, state and local governmental agencies and bodies; small modification and retrofit projects; and retrofit projects to comply with clean air laws), which services are not generally related to customers’ construction programs, as well as industrial services operations, which primarily provide aftermarket maintenance and repair services, replacement parts and fabrication services for highly engineered shell and tube heat exchangers for refineries and the petrochemical industry. The United Kingdom and Other international construction and facilities services segments perform electrical construction, mechanical construction and facilities services. On August 2, 2011, we sold our Canadian subsidiary, which represented our Canada construction segment and which performed electrical construction and mechanical construction. Our “Other international construction and facilities services” segment consisted of our equity interest in a Middle East venture, which interest we sold in June 2010.

Results of Operations

Revenues

The following tables present our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended September 30,
	2011	% of Total	2010	% of Total
Revenues:
United States electrical construction and facilities services	$290,337	20%	$301,183	25%
United States mechanical construction and facilities services	516,587	35%	431,485	35%
United States facilities services	536,131	36%	375,011	31%

Total United States operations	1,343,055	91%	1,107,679	91%
United Kingdom construction and facilities services	139,186	9%	112,404	9%
Other international construction and facilities services	—	—	—	—

Total worldwide operations	$1,482,241	100%	$1,220,083	100%

	For the nine months ended September 30,
	2011	% of Total	2010	% of Total
Revenues:
United States electrical construction and facilities services	$865,390	21%	$848,136	24%
United States mechanical construction and facilities services	1,407,992	34%	1,271,237	36%
United States facilities services	1,437,170	35%	1,097,303	31%

Total United States operations	3,710,552	91%	3,216,676	91%
United Kingdom construction and facilities services	384,945	9%	334,542	9%
Other international construction and facilities services	—	—	—	—

Total worldwide operations	$4,095,497	100%	$3,551,218	100%

As described below in more detail, our revenues for the three months ended September 30, 2011 increased to $1.5 billion compared to $1.2 billion of revenues for the three months ended September 30, 2010, and our revenues for the nine months ended June 30, 2011 increased to $4.1 billion compared to $3.6 billion for the nine months ended September 30, 2010. The overall increase was primarily attributable to revenues of $145.4 million and $289.8 million for the three and nine months ended September 30, 2011, respectively, generated by companies acquired in 2011 and 2010, which are reported within our United States mechanical construction and facilities services and our United States facilities services segments. The increase in revenues for both periods was also attributable to: (a) higher revenues from our United States facilities services segment, excluding acquisitions, particularly within our industrial services operations and (b) higher revenues from our United Kingdom operations.

Our backlog at September 30, 2011 was $3.54 billion compared to $2.88 billion of backlog at September 30, 2010, excluding backlog from our Canadian subsidiary. At December 31, 2010, our backlog was $3.11 billion, excluding backlog from our Canadian subsidiary. Backlog increases with awards of new contracts and decreases as we perform work on existing contracts. The increase in backlog at September 30, 2011, compared to such backlog at September 30, 2010, was primarily attributable to $0.64 billion in backlog from the acquisition of three companies, two in 2011 and the other in 2010, which are included in our United States facilities services and United States mechanical construction and facilities services segments. Overall backlog increased year over year (excluding companies acquired in 2011 and 2010), primarily within our United States facilities services and United Kingdom construction and facilities services segments, partially offset by a slight decrease in the backlog of our United States construction segments. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of facilities services contracts. However, if the remaining term of a facilities services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only the next 12 months of revenues.

Revenues of our United States electrical construction and facilities services segment were $290.3 million and $865.4 million for the three and nine months ended September 30, 2011, respectively, compared to revenues of $301.2 million and $848.1 million for the three and nine months ended September 30, 2010, respectively. The decrease in revenues for the three months ended September 30, 2011 was primarily attributable to lower levels of revenue from smaller quick turn projects during the period and lower revenues from hospitality and transportation construction projects. This decrease was partially offset by an increase in revenues from commercial and industrial construction projects. The increase in revenues for the nine months ended September 30, 2011 was primarily attributable to increased work on commercial, industrial, water and wastewater, and healthcare construction projects. The increase in revenues was partially offset by a decrease in revenues from hospitality construction projects, principally in the Las Vegas market, and transportation construction projects. We continue to exercise discipline in taking on projects in the current economic environment, and we accept work only when we believe it can be performed at a reasonable margin.

Our United States mechanical construction and facilities services segment revenues for the three months ended September 30, 2011 were $516.6 million, an $85.1 million increase compared to revenues of $431.5 million for the three months ended September 30, 2010. Revenues of this segment for the nine months ended September 30, 2011 were $1,408.0 million, a $136.8 million increase compared to revenues of $1,271.2 million for the nine months ended September 30, 2010. The increase in revenues for the three and nine months ended September 30, 2011 was primarily attributable to revenues of approximately $54.9 million and $143.4 million, respectively, from a company acquired in 2011, which primarily provides mechanical construction services. Revenues from our operations for the three months ended September 30, 2011 (excluding the company acquired in 2011) also increased compared to the same period in 2010. This increase in revenues was primarily attributable to an increase in work on commercial and institutional construction projects, offset in part by a decrease in revenues from water and wastewater and healthcare construction projects. In comparing the nine month periods, the slight decrease in revenues from operations (excluding the company acquired in 2010) is attributable to lower revenues from institutional construction projects, partially offset by an increase in revenues from healthcare construction projects. This decrease is attributable to a very competitive market where there are numerous bidders for any given project and our selectivity in bidding on contracts.

Revenues of our United States facilities services segment for the three months ended September 30, 2011 increased by $161.1 million compared to the three months ended September 30, 2010, and revenues for the nine months ended September 30, 2011 increased by $339.9 million compared to the nine months ended September 30, 2010. The increase in revenues for the three and nine months ended September 30, 2011 was primarily attributable to: (a) revenues of approximately $90.5 million and $146.4 million, respectively, from companies acquired in 2011 and 2010, which perform facilities maintenance services and government infrastructure contracting services during both periods and in addition, mobile mechanical services during the nine month period, (b) revenues from our industrial services operations, which have seen an increase in demand for its turnaround work, specialty call-out work and shop services, (c) revenues from our government services operations (excluding the company acquired in 2010) and (d) revenues from the operations of our mobile mechanical services (excluding the company acquired in 2010), as a result of an increase in project and repair service work.

Revenues of our United Kingdom construction and facilities services segment were $139.2 million and $384.9 million for the three and nine months ended September 30, 2011, respectively, compared to revenues of $112.4 million and $334.5 million for the three and nine months ended September 30, 2010, respectively. The increase in revenues for both periods was primarily attributable to its facilities services operations, principally in the commercial market, and increases of $4.9 million and $19.2 million, respectively, relating to the effect of favorable exchange rates for the British pound versus the United States dollar.

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

Cost of sales and Gross profit

The following tables present our cost of sales, gross profit (revenues less cost of sales) and gross profit margin (gross profit as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Cost of sales	$1,293,974	$1,048,638	$3,575,865	$3,059,171
Gross profit	$188,267	$171,445	$519,632	$492,047
Gross profit, as a percentage of revenues	12.7%	14.1%	12.7%	13.9%

Our gross profit increased by $16.8 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Gross profit increased by $27.6 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase in gross profit for both periods was primarily attributable to: (a) companies acquired in 2011 and 2010 reported within our United States mechanical construction and facilities services and our United States facilities services segments, which contributed $14.4 million and $29.4 million to gross profit, net of amortization expense of $1.3 million and $3.9 million, for the three and nine months ended September 30, 2011, respectively, and (b) our United States facilities services segment due to our industrial services operations (excluding companies acquired in 2011 and 2010). In addition, the nine months ended September 30, 2011 benefited from the favorable resolution of uncertainties associated with a hospitality construction project nearing completion in the Las Vegas market reported in our domestic construction segments. The overall increase was partially offset by: (a) a decline in gross profit from our United States electrical construction and facilities services segment for the three months ended September 30, 2011 and (b) a decline in gross profit from our United States mechanical construction and facilities services segment for the nine months ended September 30, 2011 (excluding the company acquired in 2011). In addition, gross profit for the nine months ended September 30, 2010 was favorably impacted by: (a) the receipt of a termination fee pursuant to the terms of a contract in our United Kingdom operations and (b) an increase in gross profit by our energy services operations within our United States facilities services segment, primarily as a result of the recognition of a pretax gain of $4.5 million from the sale of our interest in a venture, which gain is classified as a component of “Cost of sales” on the Condensed Consolidated Statements of Operations.

Our gross profit margin was 12.7% and 14.1% for the three months ended September 30, 2011 and 2010, respectively. Gross profit margin was 12.7% and 13.9% for the nine months ended September 30, 2011 and 2010, respectively. The decrease in gross profit margin for the three and nine months ended September 30, 2011 was primarily the result of lower gross profit margins experienced at all of our operating segments, other than our United States electrical construction and facilities services segment for the nine months ended September 30, 2011, which benefited from the resolution of the hospitality construction project uncertainties discussed above. The decrease in gross profit margin is primarily attributable to lower margins on work procured in the current economic environment where there are numerous bidders on any given project and our current project mix, which contains more public projects which typically have lower margins compared to private projects.

Selling, general and administrative expenses

The following table presents our selling, general and administrative expenses and selling, general and administrative expenses as a percentage of revenues (in thousands, except for percentages):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Selling, general and administrative expenses	$131,780	$113,320	$370,164	$342,934
Selling, general and administrative expenses, as a percentage of revenues	8.9%	9.3%	9.0%	9.7%

Our selling, general and administrative expenses for the three months ended September 30, 2011 increased by $18.5 million to $131.8 million compared to $113.3 million for the three months ended September 30, 2010. Selling, general and administrative expenses for the nine months ended September 30, 2011 increased by $27.2 million to $370.2 million compared to $342.9 million for the nine months ended September 30, 2010. Selling, general and administrative expenses as a percentage of revenues were 8.9% and 9.0% for the three and nine months ended September 30, 2011, respectively, compared to 9.3% and 9.7% for the three and nine months ended September 30, 2010. The increase in selling, general and administrative expenses for both periods was primarily attributable to $12.8 million and $24.0 million of expenses directly related to companies acquired in 2011 and 2010, including amortization expense of $3.2 million and $4.9 million, for the three and nine months ended September 30, 2011, respectively. Additionally, the increase in selling, general and administrative expenses for the three months ended September 30, 2011 was attributable to higher employment costs, such as incentive compensation, due to increased revenue and operating income levels. The increase in selling, general and administrative expenses for the nine months ended September 30, 2011 was also attributable to approximately $4.6 million of USM acquisition related expenses incurred during the second and third quarters of 2011, partially offset by a decrease in employment costs (excluding companies acquired in 2011 and 2010), such as salaries, incentive compensation and employee benefits. Selling, general and administrative expenses as a percentage of revenues decreased for the three and nine months ended September 30, 2011 compared to the same periods in 2010, primarily due to higher revenues on a lower selling, general and administrative expense base.

Restructuring expenses

Restructuring expenses were zero and $1.1 million for the three and nine months ended September 30, 2011, respectively, which primarily related to employee severance obligations incurred at our corporate headquarters, compared to $0.1 million and $0.3 million for the three and nine months ended September 30, 2010, respectively, which primarily related to employee severance obligations reported at our United States electrical construction and facilities services segments. As of September 30, 2011, the balance of our severance obligations yet to be paid was less than $0.1 million, which is expected to be paid in 2012.

Impairment loss on goodwill and identifiable intangible assets

During the third quarter of 2010 and prior to our October 1 annual impairment test, we recognized a $226.2 million non-cash impairment charge. Of this amount, $210.6 million related to goodwill and $15.6 million related to trade names. Additionally, during the second quarter of 2010, we recorded a $19.9 million non-cash impairment charge related to trade names, resulting in a $246.1 million non-cash impairment charge for the nine months ended September 30, 2010. The goodwill and trade names are reported within our United States facilities services segment. No impairment was recognized for either of the three or nine month periods ended September 30, 2011.

Operating income (loss)

The following tables present our operating income (loss) and operating income (loss) as a percentage of segment revenues from unrelated entities (in thousands, except for percentages):

	For the three months ended September 30,
	2011	% of Segment Revenues	2010	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$17,137	5.9%	$25,435	8.4%
United States mechanical construction and facilities services	33,527	6.5%	27,845	6.5%
United States facilities services	17,155	3.2%	13,272	3.5%

Total United States operations	67,819	5.0%	66,552	6.0%
United Kingdom construction and facilities services	1,757	1.3%	1,752	1.6%
Other international construction and facilities services	—	—	—	—
Corporate administration	(13,089)	—	(10,179)	—
Restructuring expenses	—	—	(148)	—
Impairment loss on goodwill and identifiable intangible assets	—	—	(226,152)	—

Total worldwide operations	56,487	3.8%	(168,175)	(13.8)%

Other corporate items:
Interest expense	(2,824)		(3,162)
Interest income	412		642
Gain on sale of equity investment	—		—

Income (loss) from continuing operations before income taxes	$54,075		$(170,695)

	For the nine months ended September 30,
	2011	% of Segment Revenues	2010	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$57,983	6.7%	$51,844	6.1%
United States mechanical construction and facilities services	79,513	5.6%	76,796	6.0%
United States facilities services	47,314	3.3%	46,993	4.3%

Total United States operations	184,810	5.0%	175,633	5.5%
United Kingdom construction and facilities services	8,150	2.1%	11,120	3.3%
Other international construction and facilities services	—	—	(99)	—
Corporate administration	(43,492)	—	(37,541)	—
Restructuring expenses	(1,099)	—	(346)	—
Impairment loss on goodwill and identifiable intangible assets	—	—	(246,081)	—

Total worldwide operations	148,369	3.6%	(97,314)	(2.7)%

Other corporate items:
Interest expense	(8,374)		(9,317)
Interest income	1,443		2,016
Gain on sale of equity investment	—		7,900

Income (loss) from continuing operations before income taxes	$141,438		$(96,715)

As described below in more detail, operating income increased by $224.7 million for the three months ended September 30, 2011 to $56.5 million compared to an operating loss of $168.2 million for the three months ended September 30, 2010. Operating income increased by $245.7 million for the nine months ended September 30, 2011 to $148.4 million compared to an operating loss of $97.3 million for the nine months ended September 30, 2010. Excluding the impairment loss on goodwill and identifiable intangible assets, operating income for the three and nine months ended September 30, 2011, compared to the same periods in 2010, would have decreased by $1.5 million and $0.4 million, respectively. Operating margin was 3.8% for the three months ended September 30, 2011 compared to (13.8)% for the three months ended September 30, 2010, and operating margin was 3.6% for the nine months ended September 30, 2011 compared to (2.7)% for the nine months ended September 30, 2010.

Operating income of our United States electrical construction and facilities services segment was $17.1 million and $58.0 million for the three and nine months ended September 30, 2011, respectively, compared to operating income of $25.4 million and $51.8 million for the three and nine months ended September 30, 2010, respectively. The decrease in operating income for the three months ended September 30, 2011 compared to the same period in 2010 was primarily attributable to: (a) the fact that the 2010 period benefited from the favorable resolution of uncertainties on certain construction projects at or nearing completion and (b) a decrease in gross profit in the 2011 period from institutional and water and wastewater construction projects. This decrease was partially offset by an increase in gross profit associated with commercial construction projects. The increase in operating income for the nine months ended September 30, 2011 was primarily the result of the favorable resolution of uncertainties associated with a hospitality construction project nearing completion in the Las Vegas market, as well as from an increase in gross profit from commercial and healthcare construction projects. In addition, operating income for the nine months ended September 30, 2011 benefited from the favorable resolution of uncertainties on a completed institutional construction project. These increases were partially offset by a decrease in gross profit attributable to institutional and industrial construction projects. Selling, general and administrative expenses increased for the three months ended September 30, 2011, principally due to higher employee costs, such as salaries and employee benefits, while selling, general and administrative expenses decreased slightly for the nine months ended September 30, 2011. The decrease in operating margin for the three months ended September 30, 2011 was primarily the result of a decrease in gross profit margin and an increase in the ratio of selling, general and administrative expense to revenues. The increase in operating margin for the nine months ended September 30, 2011 was primarily the result of an increase in gross profit margin and a decrease in the ratio of selling, general and administrative expense to revenues.

Our United States mechanical construction and facilities services segment operating income for the three months ended September 30, 2011 was $33.5 million, a $5.7 million increase compared to operating income of $27.8 million for the three months ended September 30, 2010. Operating income for the nine months ended September 30, 2011 was $79.5 million, a $2.7 million increase compared to operating income of $76.8 million for the nine months ended September 30, 2010. The increase in operating income for the three and nine months ended September 30, 2011 was primarily attributable to operating income of $3.7 million and $6.1 million, net of amortization expense of $0.9 million and $2.3 million, respectively, from a company acquired in 2011, which primarily provides mechanical construction services. Additionally, the increase in operating income for the three months ended September 30, 2011 was attributable to increased gross profit from healthcare, hospitality and institutional construction projects, partially offset by a decrease in gross profit from industrial construction projects. The decrease in operating income from our operations for the nine months ended September 30, 2011 (excluding the company acquired in 2011) was primarily due to lower gross profit from industrial, commercial and institutional construction projects, as a result of the current economic environment and our selectivity in bidding on contracts. This decline was partially offset by an increase in gross profit from hospitality construction projects, as a result of, among other things, the favorable resolution of uncertainties on a current project and the settlement of a long outstanding construction claim and from healthcare construction projects. Selling, general and administrative expenses decreased for the nine months ended September 30, 2011 compared to the same period in 2010, primarily due to reduced costs associated with employee benefits (excluding the company acquired in 2011). The decrease in operating margin for the nine months ended September 30, 2011 was primarily the result of a reduction in gross profit margin.

Operating income of our United States facilities services segment for the three months ended September 30, 2011 increased by $3.9 million compared to operating income for the three months ended September 30, 2010. This segment’s operating income for the nine months ended September 30, 2011 increased by $0.3 million compared to operating income for the nine months ended September 30, 2010. The increase in operating income for the both periods was primarily attributable to our industrial services operations, which have seen an increase in demand for its turnaround work, specialty call-out work and shop services, partially offset by operating losses of $2.1 million and $0.7 million, net of amortization expense of $3.6 million and $6.5 million, respectively, from companies acquired in 2011 and 2010. The increase for the nine months ended September 30, 2011 was partially offset by lower operating income from: (a) our mobile mechanical services operations (excluding the company acquired in 2010), as a result of lower margins on project work attributable to the competitive market as a result of the current economic environment and write-downs of several projects, the largest of which is attributable to difficult job site conditions, (b) our government site-based operations (excluding the company acquired in 2010) due to higher levels of government incentive funds received in 2010 and project start up costs in 2011 and (c) our commercial site-based operations due to the loss of several accounts. The first nine months of 2010 also benefited from the recognition of a pretax gain of $4.5 million from the sale of our interest in a venture, which is classified as a component of “Cost of sales” on the Condensed Consolidated Statements of Operations. These decreases were partially offset by an increase in operating income from our industrial services operations. Selling, general and administrative expenses for the three and nine months ended September 30, 2011 increased period over period (excluding companies acquired in 2011 and 2010), primarily due to increased employee costs, such as salaries and commissions, and an increase in amortization expense associated with identifiable intangible assets. The decrease in operating margin for the three and nine months ended September 30, 2011 was primarily the result of a reduction in gross profit margin and the increase in amortization expense associated with identifiable intangible assets.

Operating income of our United Kingdom construction and facilities services segment was $1.8 million and $8.2 million for the three and nine months ended September 30, 2011, respectively, compared to operating income of $1.8 million and $11.1 million for the three and nine months ended September 30, 2010, respectively. The nine months ended September 30, 2010 benefited from: (a) the favorable gross profit associated with the receipt of a termination fee in the second quarter of 2010 pursuant to the terms of a contract and (b) the favorable resolution of uncertainties on a construction project at completion, partially offset by a decrease in the net periodic pension costs in 2011. The decrease in operating margin for the three and nine months ended September 30, 2011 was primarily the result of a reduction in gross profit margin.

In June 2010, we sold our equity interest in a Middle East venture to our partner in the venture. The Other international construction and facilities services segment operating loss was $0.1 million for the nine months ended September 30, 2010.

Our corporate administrative expenses for the three months ended September 30, 2011 were $13.1 million compared to $10.2 million for the three months ended September 30, 2010. Our corporate administrative expenses for the nine months ended September 30, 2011 were $43.5 million compared to $37.5 million for the nine months ended September 30, 2010. The increase in expenses for the three months ended September 30, 2011 was primarily a result of the reversal of certain incentive compensation associated with the non-cash impairment charge in the third quarter of 2010. The increase in expenses for the nine months ended September 30, 2011 was primarily due to approximately $4.6 million of transaction costs associated with the acquisition of USM during the second and third quarters of 2011.

Interest expense for the three months ended September 30, 2011 and 2010 was $2.8 million and $3.2 million, respectively. Interest expense for the nine months ended September 30, 2011 and 2010 was $8.4 million and $9.3 million, respectively. The reduction in interest expense for the three and nine months ended September 30, 2011 was primarily due to lower interest rates. In addition, the reduction in interest expense for the nine months ended September 30, 2011 was due to the recognition in the first half of 2010 of an expense attributable to the acceleration of debt issuance costs associated with the early termination of a term loan and revolving credit facility. Interest income for the three months ended September 30, 2011 was $0.4 million compared to $0.6 million for the three months ended September 30, 2010. Interest income for the nine months ended September 30, 2011 was $1.4 million compared to $2.0 million for the nine months ended September 30, 2010. The decrease in interest income for both periods was primarily related to lower interest rates on our invested cash balances and decreased cash available for investment.

For the three months ended September 30, 2011 and 2010, our income tax provisions on income from continuing operations before income taxes were $21.0 million and $0.8 million, respectively, based on effective income tax rates, before discrete items and the tax effect of non-cash impairment charges in 2010, of 38.6% and 37.8%, respectively. The actual income tax rates on income from continuing operations before income taxes, less amounts attributable to noncontrolling interests, for the three months ended September 30, 2011 and 2010, inclusive of discrete items and the tax effect of non-cash impairment charges in 2010, were 39.4% and 0.5%, respectively. For the nine months ended September 30, 2011 and 2010, our income tax provisions on income from continuing operations before income taxes were $54.0 million and $27.7 million, respectively, based on an effective income tax rate, before discrete items and the tax effect of non-cash impairment charges in 2010, of 38.6% and 37.8%, respectively. The actual income tax rates on income from continuing operations before income taxes, less amounts attributable to noncontrolling interests, for the nine months ended September 30, 2011 and 2010, inclusive of discrete items and the tax effect of non-cash impairment charges in 2010, were 38.7% and 27.8%, respectively. The increase in the 2011 income tax provisions on income from continuing operations before income taxes for both periods was primarily due to an increase in income before income taxes, the effect of a change in the United Kingdom statutory tax rate and a change in the allocation of earnings among various jurisdictions. The 2010 effective income tax rates were impacted by the non-cash impairment charge related to goodwill, as substantially all of this charge was not deductible for tax purposes.

On August 2, 2011, we sold our entire stock interest in our Canadian subsidiary, which represents our Canada construction segment, to a group of investors, including members of its management team. We received approximately $17.2 million in payment for the shares and expect to receive an additional $0.1 million. In addition, we also received approximately $26.4 million in repayment of indebtedness owed by our Canadian subsidiary to us. Proceeds from the sale of discontinued operation, net of cash sold, totaled $26.6 million. Net income from discontinued operation for the three and nine months ended September 30, 2011 was $8.4 million and $8.7 million, respectively. Included in the net income from discontinued operation for the three and nine months ended September 30, 2011 was a gain on sale of $9.0 million (net of income tax provision of $2.9 million) resulting from the sale of the subsidiary. The gain on sale of discontinued operation includes $15.5 million related to amounts previously reported in the foreign translation adjustment component of accumulated other comprehensive income.

Liquidity and Capital Resources

The following table presents our net cash provided by (used in) operating activities, investing activities and financing activities (in thousands):

	For the nine months ended September 30,
	2011	2010
Net cash provided by (used in) operating activities	$58,672	$(29,748)
Net cash (used in) provided by investing activities	$(294,349)	$602
Net cash provided by (used in) financing activities	$233	$(50,499)
Effect of exchange rate changes on cash and cash equivalents	$974	$(6,219)

Our consolidated cash balance decreased by approximately $234.5 million from $710.8 million at December 31, 2010 to $476.4 million at September 30, 2011. Net cash provided by operating activities for the nine months ended September 30, 2011 of $58.7 million, compared to $29.7 million of net cash used in operating activities for the nine months ended September 30, 2010, was primarily due to a reduction in incentive compensation paid in 2011 compared to the first nine months of 2010 and a one-time supplemental contribution of $25.9 million to the United Kingdom defined benefit pension plan in the second quarter of 2010. Net cash used in investing activities of $294.3 million for the nine months ended September 30, 2011, compared to net cash provided by investing activities of $0.6 million for the nine months ended September 30, 2010, was primarily due to a $291.5 million increase in payments for acquisitions of businesses and a $25.6 million decrease in proceeds from the sale of equity investments. Net cash provided by financing activities of $0.2 million for the nine months ended September 30, 2011, compared to net cash used in financing activities for the nine months ended September 30, 2010 of $50.5 million, was primarily attributable to repayment of our term loan and debt issuance costs, partially offset by borrowings under a new credit facility in the 2010.

The following is a summary of material contractual obligations and other commercial commitments (in millions):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving Credit Facility (including interest at 2.99%) (1)	$156.2	$4.6	$151.6	$—	$—
Capital lease obligations	3.4	1.2	1.9	0.3	—
Operating leases	212.1	49.7	75.8	51.2	35.4
Open purchase obligations (2)	865.5	686.7	159.9	18.9	—
Other long-term obligations (3)	282.8	48.5	220.4	13.9	—
Liabilities related to uncertain income tax positions	8.0	0.6	6.3	0.1	1.0

Total Contractual Obligations	$1,528.0	$791.3	$615.9	$84.4	$36.4

		Amount of Commitment Expiration by Period
Other Commercial Commitments	Total Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Letters of credit	$78.6	$78.6	$—	$—	$—

(1)

We classify these borrowings as long-term on our Condensed Consolidated Balance Sheets because of our intent to repay the amounts on a long-term basis. These amounts are outstanding at our discretion and are not payable until the 2010 Revolving Credit Facility expires in February 2013. As of September 30, 2011, there were borrowings of $150.0 million outstanding under the 2010 Revolving Credit Facility.

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

Until February 4, 2010, we had a revolving credit facility (the “Old Revolving Credit Facility”) as amended, which provided for a credit facility of $375.0 million. Effective February 4, 2010, we replaced the Old Revolving Credit Facility that was due to expire October 17, 2010 with an amended and restated $550.0 million revolving credit facility (the “2010 Revolving Credit Facility”). The 2010 Revolving Credit Facility expires in February 2013. It permits us to increase our borrowing to $650.0 million if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $175.0 million of the borrowing capacity under the 2010 Revolving Credit Facility to letters of credit, which amount compares to $125.0 million under the Old Revolving Credit Facility. The 2010 Revolving Credit Facility is guaranteed by certain of our direct and indirect subsidiaries and is secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2010 Revolving Credit Facility contains various covenants requiring, among other things, maintenance of certain financial ratios and certain restrictions with respect to payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee of 0.5% is payable on the average daily unused amount of the 2010 Revolving Credit Facility. Borrowings under the 2010 Revolving Credit Facility bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at September 30, 2011) plus 1.75% to 2.25%, based on certain financial tests or (2) United States dollar LIBOR (0.24% at September 30, 2011) plus 2.75% to 3.25%, based on certain financial tests. The interest rate in effect at September 30, 2011 was 2.99%. Letter of credit fees issued under this facility range from 2.75% to 3.25% of the respective face amounts of the letters of credit issued and are charged based on certain financial tests. In connection with the termination of the Old Revolving Credit Facility, less than $0.1 million was attributable to the acceleration of amortization of debt issuance costs and was recorded as part of interest expense. As of September 30, 2011 and December 31, 2010, we had approximately $78.6 million and $82.4 million of letters of credit outstanding, respectively. We have borrowings of $150.0 million outstanding under the 2010 Revolving Credit Facility at September 30, 2011, which may remain outstanding at our discretion until the 2010 Revolving Credit Facility expires.

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

On September 26, 2011, our Board of Directors declared a dividend of $0.05 per common share, payable on October 25, 2011, to shareholders of record as of the close of business on October 11, 2011. The dividend payable aggregates approximately $3.4 million, which is included in “Other accrued expenses and liabilities” with an offset to “Retained Earnings” on the Condensed Consolidated Balance Sheets. The Board of Directors also authorized the Company to repurchase up to $100.0 million of its outstanding common stock. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. The repurchase program will be funded from the Company’s internal funds.

The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of September 30, 2011, based on our percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.3 billion. The Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.

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

Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain our 2010 Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient or to enable us to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. However, negative macroeconomic trends may have an adverse effect on liquidity. In addition to managing borrowings, our focus on the facilities services market is intended to provide an additional buffer against economic downturns inasmuch as a part of our facilities services business is characterized by annual and multi-year contracts that provide a more predictable stream of cash flow than the construction business. Short-term liquidity is also impacted by the type and length of construction contracts in place. During past economic downturns, there were typically fewer small discretionary projects from the private sector, and companies like us aggressively bid larger long-term infrastructure and public sector contracts. Performance of long duration contracts typically requires greater amounts of working capital. While we strive to maintain a net over-billed position with our customers, there can be no assurance that a net over-billed position can be maintained. Our net over-billings, defined as the balance sheet accounts “Billings in excess of costs and estimated earnings on uncompleted contracts” less “Costs and estimated earnings in excess of billings on uncompleted contracts”, were $321.0 million and $368.4 million as of September 30, 2011 and December 31, 2010, respectively.

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

We do not expect the disposition of our Canadian subsidiary to have a material impact on our future liquidity.

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

Certain Insurance Matters

As of September 30, 2011 and December 31, 2010, we utilized approximately $78.3 million and $82.2 million, respectively, of letters of credit obtained under our 2010 Revolving Credit Facility as collateral for our insurance obligations.

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

Application of Critical Accounting Policies

Our condensed consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of the annual report on Form 10-K for the year ended December 31, 2010. We adopted three new accounting pronouncements during the nine months ended September 30, 2011 (see Note 2, “New Accounting Pronouncements”, for further information). We believe that some of the more critical judgment areas in the application of accounting policies that affect our financial condition and results of operations are the impact of changes in the estimates and judgments pertaining to: (a) revenue recognition from (i) long-term construction contracts for which the percentage-of-completion method of accounting is used and (ii) services contracts; (b) collectibility or valuation of accounts receivable; (c) insurance liabilities; (d) income taxes; and (e) goodwill and identifiable intangible assets.

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

Accounts Receivable

We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of the past due balances. The provision for doubtful accounts during the nine months ended September 30, 2011 decreased by $0.1 million compared to the nine months ended September 30, 2010. At September 30, 2011 and December 31, 2010, our accounts receivable of $1,138.8 million and $1,090.9 million, respectively, included allowances for doubtful accounts of $16.1 million and $17.3 million, respectively. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to deterioration of its financial condition or its credit ratings. The allowance for doubtful accounts requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis as additional information is received.

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

Income Taxes

We had net deferred income tax liabilities at September 30, 2011 of $33.4 million and net deferred income tax assets at December 31, 2010 of $5.2 million, primarily resulting from differences between the carrying value and income tax basis of certain identifiable intangible assets and depreciable fixed assets, which will impact our taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred income tax asset will not be realized. As of September 30, 2011 and December 31, 2010, the total valuation allowance on gross deferred income tax assets was approximately $3.7 million and $0.8 million, respectively.

Goodwill and Identifiable Intangible Assets

As of September 30, 2011, we had $566.8 million and $380.6 million, respectively, of goodwill and net identifiable intangible assets (primarily consisting of our contract backlog, developed technology, customer relationships, non-competition agreements and trade names), primarily due to the acquisition of companies. As of December 31, 2010, goodwill and net identifiable intangible assets were $406.8 million and $245.1 million, respectively. The changes to goodwill and net identifiable intangible assets (net of accumulated amortization) since December 31, 2010 were related to: (a) the acquisition of two companies during the first half of 2011 and (b) the finalization of the purchase price accounting for an acquisition of a company during the fourth quarter of 2010. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies, as well as macroeconomic conditions. ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”) requires goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, but instead must be tested at least annually for impairment (which we test each October 1, absent any impairment indicators), and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives.

We test for impairment of goodwill at the reporting unit level utilizing the two-step process as prescribed by ASC 350. The first step of this test compares the fair value of the reporting unit, determined based upon discounted estimated future cash flows, to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no further work is required and no impairment loss is recognized. If the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired and step two of the goodwill impairment test would need to be performed to measure the amount of an impairment loss, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss in the amount of the excess is recognized and charged to operations. For the three and nine months ended September 30, 2010, we recognized a $210.6 million non-cash goodwill impairment charge. No impairment of our goodwill was recognized for either of the three or nine month periods ended September 30, 2011.

We also test for the impairment of trade names that are not subject to amortization by calculating the fair value using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. As a result of the continued assessment of the fair value of trade names previously impaired in 2009 and the interim impairment testing performed during the second and third quarters of 2010, we recorded an additional $35.5 million non-cash impairment charge of trade names associated with certain prior acquisitions during 2010. These trade names are reported within our United States facilities services segment. No impairment of our trade names was recognized for either of the three or nine month periods ended September 30, 2011.

In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their future discounted cash flows. For either of the three or nine month periods ended September 30, 2011 and 2010, or for the year ended December 31, 2010, no impairment of our other identifiable intangible assets was recognized.

As of September 30, 2011, we had $566.8 million of goodwill on our balance sheet and, of this amount, approximately 64.3% relates to our United States facilities services segment, approximately 35.0% relates to our United States mechanical construction and facilities services segment and approximately 0.7% relates to our United States electrical construction and facilities services segment. As of the date of our latest impairment test, October 1, 2010, the fair values of our United States facilities services, United States mechanical construction and facilities services and United States electrical construction and facilities services segments exceeded their respective carrying values by approximately $50.6 million, $301.6 million and $337.8 million, respectively. The weighted average cost of capital used in testing goodwill for impairment was 13.2% and 12.2% for our domestic construction and facilities services segments and our United States facilities services segment, respectively. The perpetual growth rate used was 3.0% for our domestic construction segments and 2.8% for our United States facilities services segment, respectively.

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

Although we have not yet conducted our October 1, 2011 goodwill and other impairment tests, there have been no impairments recognized through the first nine months of 2011. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such a charge would be material.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have not used any derivative financial instruments during the nine months ended September 30, 2011, including trading or speculating on changes in commodity prices of materials used in our business.

We are exposed to market risk for changes in interest rates for borrowings under the 2010 Revolving Credit Facility and were exposed to market risk as it related to the interest rate swap. Borrowings under the 2010 Revolving Credit Facility bear interest at variable rates. As of September 30, 2011, there were borrowings of $150.0 million outstanding under the 2010 Revolving Credit Facility. This instrument bears interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at September 30, 2011) plus 1.75% to 2.25% based on certain financial tests or (2) United States dollar LIBOR (0.24% at September 30, 2011) plus 2.75% to 3.25% based on certain financial tests. The interest rate in effect at September 30, 2011 was 2.99%. Based on the $150.0 million borrowings outstanding on the 2010 Revolving Credit Facility, if overall interest rates were to increase by 25 basis points, interest expense, net of income taxes, would increase by approximately $0.2 million in the next twelve months. Conversely, if overall interest rates were to decrease by 25 basis points, interest expense, net of income taxes, would decrease by approximately $0.2 million in the next twelve months. Letter of credit fees issued under this facility range from 2.75% to 3.25% of the respective face amounts of the letters of credit issued and are charged based on certain financial tests. The 2010 Revolving Credit Facility expires in February 2013. There is no guarantee that we will be able to renew the 2010 Revolving Credit Facility at its expiration.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 26, 2011, our Board of Directors authorized a stock repurchase program pursuant to which management, on behalf of the Company, was authorized to repurchase up to $100.0 million of our outstanding shares of common stock, from time to time, in the open market or in negotiated transactions. During the remaining five days in the three month period ended September 30, 2011, we made no repurchases of our common stock.

ITEM 5. OTHER INFORMATION.

As previously disclosed in our 2010 Annual Report on Form 10-K, a subsidiary of the Company occasionally performs maintenance work at mines covered by the Federal Mine Safety and Health Act of 1977 (“MSHA”). On August 9, 2010, the subsidiary received three citations claiming the occurrence of violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard under MSHA. All of such citations were related to an accident at a customer’s mine that resulted in the death of one employee of such subsidiary during normal maintenance activities conducted by the subsidiary at the customer’s mine. All of the alleged violations were timely abated. The U.S. Mine Safety and Health Administration has issued a proposed assessment of $15,000 against the subsidiary for such alleged violations, and the subsidiary has notified the U.S. Mine Safety and Health Administration of its intention to contest the proposed assessment.

ITEM 6.	EXHIBITS.

For the list of exhibits, see the Exhibit Index immediately following the signature page hereof, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 27, 2011

EMCOR GROUP, INC.
(Registrant)

By:	/S/ ANTHONY J. GUZZI
Anthony J. Guzzi
President and
Chief Executive Officer (Principal Executive Officer)

By:	/S/ MARK A. POMPA
Mark A. Pompa
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Page Number

2(a-1)	Purchase Agreement dated as of February 11, 2002 by and among Comfort Systems USA, Inc. and EMCOR-CSI Holding Co.	Exhibit 2.1 to EMCOR Group, Inc.’s (“EMCOR”) Report on Form 8-K dated February 14, 2002

2(a-2)	Purchase and Sale Agreement dated as of August 20, 2007 between FR X Ohmstede Holdings LLC and EMCOR Group, Inc.	Exhibit 2.1 to EMCOR’s Report on Form 8-K (Date of Report August 20, 2007)

3(a-1)	Restated Certificate of Incorporation of EMCOR filed December 15, 1994	Exhibit 3(a-5) to EMCOR’s Registration Statement on Form 10 as originally filed March 17, 1995 (“Form 10”)

3(a-2)	Amendment dated November 28, 1995 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1995 (“1995 Form 10-K”)

3(a-3)	Amendment dated February 12, 1998 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-3) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1997 (“1997 Form 10-K”)

3(a-4)	Amendment dated January 27, 2006 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-4) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”)

3(a-5)	Amendment dated September 18, 2007 to the Restated Certificate of Incorporation of EMCOR	Exhibit A to EMCOR’s Proxy Statement dated August 17, 2007 for Special Meeting of Stockholders held September 18, 2007

3(b)	Amended and Restated By-Laws	Exhibit 3(b) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1998 (“1998 Form 10-K”)

4(a)	Second Amended and Restated Credit Agreement dated as of February 4, 2010 by and among EMCOR Group, Inc. and certain of its subsidiaries and Bank of Montreal, individually and as Agent and the Lenders which are or become parties thereto (the “Credit Agreement”)	Exhibit 4.1(a) to EMCOR’s Report on Form 8-K (Date of Report February 4, 2010) (“February 2010 Form 8-K”)

4(b)	Third Amended and Restated Security Agreement dated as of February 4, 2010 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4.1(b) to the February 2010 Form 8-K

4(c)	Third Amended and Restated Pledge Agreement dated as of February 4, 2010 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4.1(c) to the February 2010 Form 8-K

4(d)	Second Amended and Restated Guaranty Agreement dated as of February 4, 2010 by certain of EMCOR’s U.S. subsidiaries in favor of Bank of Montreal, as Agent	Exhibit 4.1(d) to the February 2010 Form 8-K

10(a)	Form of Severance Agreement (“Severance Agreement”) between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to the April 2005 Form 8-K

10(b)	Form of Amendment to Severance Agreement between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“March 2007 Form 10-Q”)

10(c)	Letter Agreement dated October 12, 2004 between Anthony Guzzi and EMCOR (the “Guzzi Letter Agreement”)	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report October 12, 2004)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Page Number

10(d)	Form of Confidentiality Agreement between Anthony Guzzi and EMCOR	Exhibit C to the Guzzi Letter Agreement

10(e)	Form of Indemnification Agreement between EMCOR and each of its officers and directors	Exhibit F to the Guzzi Letter Agreement

10(f-1)	Severance Agreement (“Guzzi Severance Agreement”) dated October 25, 2004 between Anthony Guzzi and EMCOR	Exhibit D to the Guzzi Letter Agreement

10(f-2)	Amendment to Guzzi Severance Agreement	Exhibit 10(g-2) to the March 2007 Form 10-Q

10(g-1)	1994 Management Stock Option Plan (“1994 Option Plan”)	Exhibit 10(o) to Form 10

10(g-2)	Amendment to Section 12 of the 1994 Option Plan	Exhibit (g-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2000 (“2000 Form 10-K”)

10(g-3)	Amendment to Section 13 of the 1994 Option Plan	Exhibit (g-3) to 2000 Form 10-K

10(h-1)	1995 Non-Employee Directors’ Non-Qualified Stock Option Plan (“1995 Option Plan”)	Exhibit 10(p) to Form 10

10(h-2)	Amendment to Section 10 of the 1995 Option Plan	Exhibit (h-2) to 2000 Form 10-K

10(i-1)	1997 Non-Employee Directors’ Non-Qualified Stock Option Plan (“1997 Option Plan”)	Exhibit 10(k) to 1998 Form 10-K

10(i-2)	Amendment to Section 9 of the 1997 Option Plan	Exhibit 10(i-2) to 2000 Form 10-K

10(j-1)	Continuity Agreement dated as of June 22, 1998 between Sheldon I. Cammaker and EMCOR (“Cammaker Continuity Agreement”)	Exhibit 10(c) to the June 1998 Form 10-Q

10(j-2)	Amendment dated as of May 4, 1999 to Cammaker Continuity Agreement	Exhibit 10(i) to the June 1999 Form 10-Q

10(j-3)	Amendment dated as of March 1, 2007 to Cammaker Continuity Agreement	Exhibit 10(m-3) to the March 2007 Form 10-Q

10(k-1)	Continuity Agreement dated as of June 22, 1998 between R. Kevin Matz and EMCOR (“Matz Continuity Agreement”)	Exhibit 10(f) to the June 1998 Form 10-Q

10(k-2)	Amendment dated as of May 4, 1999 to Matz Continuity Agreement	Exhibit 10(m) to the June 1999 Form 10-Q

10(k-3)	Amendment dated as of January 1, 2002 to Matz Continuity Agreement	Exhibit 10(o-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“March 2002 Form 10-Q”)

10(k-4)	Amendment dated as of March 1, 2007 to Matz Continuity Agreement	Exhibit 10(n-4) to the March 2007 Form 10-Q

10(l-1)	Continuity Agreement dated as of June 22, 1998 between Mark A. Pompa and EMCOR (“Pompa Continuity Agreement”)	Exhibit 10(g) to the June 1998 Form 10-Q

10(l-2)	Amendment dated as of May 4, 1999 to Pompa Continuity Agreement	Exhibit 10(n) to the June 1999 Form 10-Q

10(l-3)	Amendment dated as of January 1, 2002 to Pompa Continuity Agreement	Exhibit 10(p-3) to the March 2002 Form 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Page Number

10(l-4)	Amendment dated as of March 1, 2007 to Pompa Continuity Agreement	Exhibit 10(o-4) to the March 2007 Form 10-Q

10(m-1)	Change of Control Agreement dated as of October 25, 2004 between Anthony Guzzi (“Guzzi”) and EMCOR (“Guzzi Continuity Agreement”)	Exhibit E to the Guzzi Letter Agreement

10(m-2)	Amendment dated as of March 1, 2007 to Guzzi Continuity Agreement	Exhibit 10(p-2) to the March 2007 Form 10-Q

10(n-1)	Amendment dated as of March 29, 2010 to Severance Agreement with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to Form 8-K (Date of Report March 29, 2010) (“March 2010 Form 8-K”)

10(n-2)	Amendment to Continuity Agreements and Severance Agreements with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10(q) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”)

10(o)	Letter Agreement dated May 25, 2010 between EMCOR and Frank T. MacInnis	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report May 25, 2010)

10(p-1)	Incentive Plan for Senior Executive Officers of EMCOR Group, Inc. (“Incentive Plan for Senior Executives”)	Exhibit 10.3 to Form 8-K (Date of Report March 4, 2005)

10(p-2)	First Amendment to Incentive Plan for Senior Executives	Exhibit 10(t) to 2005 Form 10-K

10(p-3)	Amendment made February 27, 2008 to Incentive Plan for Senior Executive Officers	Exhibit 10(r-3) to 2008 Form 10-K

10(p-4)	Amendment made December 22, 2008 to Incentive Plan for Senior Executive Officers	Exhibit 10(r-4) to 2008 Form 10-K

10(p-5)	Amendment made December 15, 2009 to Incentive Plan for Senior Executive Officers	Exhibit 10(r-5) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”)

10(p-6)	Suspension of Incentive Plan for Senior Executive Officers	Exhibit 10(r-5) to 2008 Form 10-K

10(q-1)	EMCOR Group, Inc. Long-Term Incentive Plan (“LTIP”)	Exhibit 10 to Form 8-K (Date of Report December 15, 2005)

10(q-2)	First Amendment to LTIP and updated Schedule A to LTIP	Exhibit 10(s-2) to 2008 Form 10-K

10(q-3)	Second Amendment to LTIP	Exhibit 10.2 to March 2010 Form 8-K

10(q-4)	Form of Certificate Representing Stock Units issued under LTIP	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”)

10(r-1)	2003 Non-Employee Directors’ Stock Option Plan	Exhibit A to EMCOR’s Proxy Statement for its Annual Meeting held on June 12, 2003 (“2003 Proxy Statement”)

10(r-2)	First Amendment to 2003 Non-Employee Directors’ Plan	Exhibit A to EMCOR’s Proxy Statement for its Annual Meeting held on June 12, 2003 (“2003 Proxy Statement”)

10(s-1)	2003 Management Stock Incentive Plan	Exhibit B to EMCOR’s 2003 Proxy Statement

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Page Number

10(s-2)	Amendments to 2003 Management Stock Incentive Plan	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 Form 10-K”)

10(s-3)	Second Amendment to 2003 Management Stock Incentive Plan	Exhibit 10(v-3) to 2006 Form 10-K

10(t)	Form of Stock Option Agreement evidencing grant of stock options under the 2003 Management Stock Incentive Plan	Exhibit 10.1 to Form 8-K (Date of Report January 3, 2005)

10(u)	Key Executive Incentive Bonus Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008 (“2008 Proxy Statement”)

10(v)	2005 Management Stock Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 16, 2005 (“2005 Proxy Statement”)

10(w)	First Amendment to 2005 Management Stock Incentive Plan	Exhibit 10(z) to 2006 Form 10-K

10(x-1)	2005 Stock Plan for Directors	Exhibit C to 2005 Proxy Statement

10(x-2)	First Amendment to 2005 Stock Plan for Directors	Exhibit 10(a)(a-2) to 2006 Form 10-K

10(x-3)	Consents on December 15, 2009 to Transfer Stock Options by Non-Employee Directors	Exhibit 10(z) to 2009 Form 10-K

10(y)	Option Agreement between EMCOR and Frank T. MacInnis dated May 5, 1999	Exhibit 4.4 to 2004 Form S-8 (Date of Report February 18, 2004) (“2004 Form S-8”)

10(z)	Form of EMCOR Option Agreement for Messrs. Frank T. MacInnis, Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa (collectively the “Executive Officers”) for options granted January 4, 1999, January 3, 2000 and January 2, 2001	Exhibit 4.5 to 2004 Form S-8

10(a)(a)	Form of EMCOR Option Agreement for Executive Officers granted December 14, 2001	Exhibit 4.6 to 2004 Form S-8

10(b)(b)	Form of EMCOR Option Agreement for Executive Officers granted January 2, 2002, January 2, 2003 and January 2, 2004	Exhibit 4.7 to 2004 Form S-8

10(c)(c)	Form of EMCOR Option Agreement for Directors granted June 19, 2002, October 25, 2002 and February 27, 2003	Exhibit 4.8 to 2004 Form S-8

10(d)(d)	Option Agreement dated October 25, 2004 between Guzzi and EMCOR	Exhibit A to Guzzi Letter

10(e)(e-1)	2007 Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 20, 2007

10(e)(e-2)	Option Agreement dated December 13, 2007 under 2007 Incentive Plan between Jerry E. Ryan and EMCOR	Exhibit 10(h)(h-2) to 2007 Form 10-K

10(e)(e-3)	Option Agreement dated December 15, 2008 under 2007 Incentive Plan between David Laidley and EMCOR	Exhibit 10.1 to Form 8-K (Date of Report December 15, 2008)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Page Number

10(e)(e-4)	Form of Option Agreement under 2007 Incentive Plan between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(h)(h-3) to 2007 Form 10-K

10(f)(f-1)	2010 Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held on June 11, 2010

10(f)(f-2)	Form of Option Agreement under 2010 Incentive Plan between EMCOR and each non-employee director with respect to grant of options upon re-election at June 11, 2010 Annual Meeting of Stockholders	Exhibit 10(i)(i-2) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

10(g)(g)	Form of letter agreement between EMCOR and each Executive Officer with respect to acceleration of options granted January 2, 2003 and January 2, 2004	Exhibit 10(b)(b) to 2004 Form 10-K

10(h)(h)	EMCOR Group, Inc. Employee Stock Purchase Plan	Exhibit C to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008

10(i)(i-1)	Certificate dated March 24, 2008 evidencing Phantom Stock Unit Award to Frank T. MacInnis	Exhibit 10(j)(j-1) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (“March 2008 Form 10-Q”)

10(i)(i-2)	Certificate dated March 24, 2008 evidencing Phantom Stock Unit Award to Anthony J. Guzzi	Exhibit 10(j)(j-2) to the March 2008 Form 10-Q

10(j)(j)	Certificate dated March 24, 2008 evidencing Stock Unit Award to Frank T. MacInnis	Exhibit 10(k)(k) to the March 2008 Form 10-Q

10(k)(k)	Form of Restricted Stock Award Agreement dated January 4, 2010 between EMCOR and each of Albert Fried, Jr., Richard F. Hamm, Jr., David H. Laidley, Jerry E. Ryan and Michael T. Yonker	Exhibit 10(l)(l) to 2009 Form 10-K

10(l)(l)	Form of Restricted Stock Award Agreement dated January 3, 2011 between EMCOR and each of Richard F. Hamm, Jr., David H. Laidley, Jerry E. Ryan and Michael T. Yonker	Exhibit 10(l)(l) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2010

10(m)(m)	Director Award Program Adopted May 13, 2011	Exhibit 10(m)(m) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (“June 2011 Form 10-Q”)

10(n)(n)

Form of Restricted Stock Award Agreement dated June 1, 2011 under Director Award Program with each of Stephen W. Bershad, David A.B. Brown, Larry J. Bump, Albert Fried, Jr., Richard F. Hamm, Jr., David H. Laidley, Jerry E. Ryan and Michael T. Yonker

Exhibit 10(n)(n) to the June 2011 Form 10-Q

10(o)(o)	Restricted Stock Agreement dated May 9, 2011 between EMCOR and Anthony J. Guzzi *	Page ___

11	Computation of Basic EPS and Diluted EPS for the three and nine months ended September 30, 2011 and 2010	Note 5 of the Notes to the Condensed Consolidated Financial Statements

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the President and Chief Executive Officer *	Page ___

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Page Number

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer *	Page ___

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer **	Page ___

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer **	Page ___

101	The following materials from EMCOR Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Equity and Comprehensive Income (Loss) and (v) the Notes to Condensed Consolidated Financial Statements. ***	Page ___

*	Filed Herewith
**	Furnished Herewith
***	Submitted Electronically Herewith

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